Form 10-Q
period 1997-03-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 1997-05-15
CIK 1029786

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997       COMMISSION FILE NO. 1-12785

                      NATIONWIDE FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                                         31-1486870
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

                              ONE NATIONWIDE PLAZA
                              COLUMBUS, OHIO 43215
                                 (614) 249-7111
              (Address, including zip code, and telephone number,
       including area code, of Registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

                                YES ___  NO _X_

CLASS A COMMON STOCK - 23,781,136 SHARES ISSUED AND OUTSTANDING AS OF
                       MAY 12, 1997
 (Title of Class)

CLASS B COMMON STOCK - 104,745,000 SHARES ISSUED AND OUTSTANDING AS OF
                       MAY 12, 1997
 (Title of Class)

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

PART I FINANCIAL INFORMATION

       Item 1 Unaudited Consolidated Financial Statements                             3

       Item 2 Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                   9

PART II OTHER INFORMATION

       Item 1 Legal Proceedings                                                      20

       Item 2 Changes in Securities                                                  20

       Item 3 Defaults Upon Senior Securities                                        20

       Item 4 Submission of Matters to a Vote of Security Holders                    20

       Item 5 Other Information                                                      20

       Item 6 Exhibits and Reports on Form 8-K                                       20

SIGNATURE                                                                            21

                        PART I - FINANCIAL INFORMATION

ITEM 1 UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                              (in thousands of dollars)

                                                                                              (Unaudited)
                                                                                                March 31,        December 31,
                                        ASSETS                                                    1997              1996
                                                                                          -----------------  -----------------
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $11,477,682 in 1997; $11,970,878 in 1996)               $11,593,856         12,304,639
      Equity securities (cost $53,025 in 1997; $43,890 in 1996)                                    67,178             59,131
   Fixed maturity securities held-to-maturity, at amortized cost (fair value $5,945
      in 1997; $5,944 in 1996)                                                                      5,901              5,877
   Mortgage loans on real estate, net                                                           5,354,367          5,272,119
   Real estate, net                                                                               293,229            265,759
   Policy loans                                                                                   380,457            371,816
   Other long-term investments                                                                     23,205             28,668
   Short-term investments                                                                         768,343              9,261
                                                                                              -----------         ----------
                                                                                               18,486,536         18,317,270
                                                                                              -----------         ----------

Cash                                                                                               71,545             43,183
Accrued investment income                                                                         204,724            210,182
Deferred policy acquisition costs                                                               1,504,257          1,366,509
Investment in subsidiaries classified as discontinued operations                                        -            485,707
Other assets                                                                                      382,116            420,685
Assets held in Separate Accounts                                                               28,016,363         26,926,702
                                                                                              -----------         ----------
                                                                                              $48,665,541         47,770,238
                                                                                              ===========         ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Future policy benefits and claims                                                             $17,309,496         17,179,060
Policyholders' dividend accumulations                                                             363,823            361,401
Other policyholder funds                                                                           59,913             60,073
Accrued federal income tax:
   Current                                                                                         53,466             29,201
   Deferred                                                                                       119,691            158,896
                                                                                              -----------         ----------
                                                                                                  173,157            188,097
                                                                                              -----------         ----------

Dividend payable                                                                                        -            485,707
Long-term debt                                                                                    298,366                  -
Other liabilities                                                                                 566,464            437,465
Liabilities related to Separate Accounts                                                       28,016,363         26,926,702
                                                                                              -----------         ----------
                                                                                               46,787,582         45,638,505
                                                                                              -----------         ----------
NFS-obligated mandatorily redeemable preferred securities of subsidiary
   trust holding solely junior subordinated debentures of NFS                                     100,000                  -
                                                                                              -----------         ----------

Shareholders' equity:
   Class A common shares, $.01 par value. Authorized 750,000,000 shares,
      23,780,136 shares issued and outstanding                                                        238                  -
   Class B common shares, $.01 par value. Authorized 750,000,000 shares,
      104,745,000 shares issued and outstanding                                                     1,047              1,047
   Additional paid-in capital                                                                     629,082            551,422
   Retained earnings                                                                            1,074,620          1,405,672
   Unearned compensation                                                                           (1,451)                 -
   Unrealized gains on securities available-for-sale, net                                          74,423            173,592
                                                                                              -----------         ----------
                                                                                                1,777,959          2,131,733
                                                                                              -----------         ----------
                                                                                              $48,665,541         47,770,238
                                                                                              ===========         ==========


See accompanying notes to unaudited consolidated financial statements.

                NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                          Consolidated Statements of Income
                                     (Unaudited)
                 (in thousands of dollars, except per share amounts)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                            ----------------------------------
                                                                                                  1997               1996
                                                                                            ---------------    ---------------
Revenues:
   Investment product and universal life insurance product policy charges                       $120,449             88,603
   Traditional life insurance premiums                                                            55,446             53,788
   Net investment income                                                                         341,379            329,531
   Realized gains on investments                                                                  21,042              3,568
   Other income                                                                                   14,452             18,297
                                                                                                --------            -------
                                                                                                 552,768            493,787
                                                                                                --------            -------
Benefits and expenses:
   Benefits and claims                                                                           296,370            289,996
   Provision for policyholders' dividends on participating policies                               10,646             10,780
   Amortization of deferred policy acquisition costs                                              43,394             36,129
   Interest expense                                                                                1,887                  -
   Other operating expenses                                                                       94,366             79,015
                                                                                                --------            -------
                                                                                                 446,663            415,920
                                                                                                --------            -------

          Income from continuing operations before federal income tax expense                    106,105             77,867
                                                                                                --------            -------
Federal income tax expense:
   Current                                                                                        22,964             26,041
   Deferred                                                                                       14,193                543
                                                                                                --------            -------
                                                                                                  37,157             26,584
                                                                                                --------            -------

          Income from continuing operations                                                       68,948             51,283

Income from discontinued operations (less federal income tax expense of $2,516
    in 1996)                                                                                           -              4,195
                                                                                                --------            -------

          Net income                                                                            $ 68,948             55,478
                                                                                                ========            =======
Per common share:
   Income from continuing operations                                                            $    .63                .49
   Net income                                                                                   $    .63                .53

Weighted average number of common shares outstanding (in thousands)                              110,294            104,745


See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                                  (Unaudited)
                   Three Months Ended March 31, 1997 and 1996
                           (in thousands of dollars)

                                                                                                      Unrealized
                                                                                                        gains
                                                                                                       (losses)
                                  Class A    Class B    Additional                                  on securities      Total
                                  common      common     paid-in       Retained        Unearned       available-   shareholders'
                                  shares      shares     capital       earnings      compensation   for-sale, net      equity
                                ----------  ---------- -----------  -------------   --------------  -------------  -------------
1996:
   Balance, January 1, 1996     $        -       1,047     680,690      1,550,689                -        384,304      2,616,730
   Net income                            -           -           -         55,478                -              -         55,478
   Unrealized losses on
      securities available-for-
      sale, net                          -           -           -              -                -       (194,161)      (194,161)
                                ----------  ---------- -----------  -------------   --------------  -------------  -------------
   Balance, March 31, 1996      $        -       1,047     680,690      1,606,167                -        190,143      2,478,047
                                ==========  ========== ===========  =============   ==============  =============  =============

1997:
   Balance, January 1, 1997              -       1,047     551,422      1,405,672                -        173,592      2,131,733
   Issuance of Class A
      common shares                    236           -     523,922              -                -              -        524,158
   Net income                            -           -           -         68,948                -              -         68,948
   Dividend to shareholder               -           -    (450,000)      (400,000)               -              -       (850,000)
   Class A common shares
      issued for long-term
      incentive plans                    2           -       3,738              -           (1,483)             -          2,257
   Amortization of unearned
      compensation                       -           -           -              -               32              -             32
   Unrealized losses on
      securities available-for-
      sale, net                          -           -           -              -                -        (99,169)       (99,169)
                                ----------  ---------- -----------  -------------   --------------  -------------  -------------
   Balance, March 31, 1997      $      238       1,047     629,082      1,074,620           (1,451)        74,423      1,777,959
                                ==========  ========== ===========  =============   ==============  =============  =============


See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                   Three Months Ended March 31, 1997 and 1996
                           (in thousands of dollars)

                                                                                                  1997             1996
                                                                                              ------------     ------------
  Cash flows from operating activities:
    Net income                                                                                $    68,948           55,478
    Adjustments to reconcile net income to net cash provided by operating activities:
        Capitalization of deferred policy acquisition costs                                      (115,033)        (106,334)
        Amortization of deferred policy acquisition costs                                          43,394           36,130
        Amortization and depreciation                                                               2,143            9,057
        Realized gains on investments, net                                                        (21,042)          (3,568)
        Deferred federal income tax liability                                                      14,193           17,875
        Decrease (increase) in accrued investment income                                            5,458          (11,143)
        Decrease (increase) in other assets                                                        40,422          (18,018)
        (Decrease) increase in policyholder account balances                                       (1,126)          28,354
        Increase in policyholders' dividend accumulations                                           2,422            3,676
        Increase in accrued federal income tax payable                                             24,265           24,970
        Increase in other liabilities                                                             128,999           69,358
        Other, net                                                                                  5,870          (20,449)
                                                                                              -----------      -----------
          Net cash provided by operating activities                                               198,913           85,386
                                                                                              -----------      -----------
  Cash flows from investing activities:
    Proceeds from maturity of securities available-for-sale                                       214,193          335,167
    Proceeds from sale of securities available-for-sale                                           195,526           92,520
    Proceeds from repayments of mortgage loans on real estate                                      89,325           73,494
    Proceeds from sale of real estate                                                              20,865            1,433
    Proceeds from repayments of policy loans and sale of other invested assets                     12,930           13,666
    Cost of securities available-for-sale acquired                                               (757,822)        (478,307)
    Cost of mortgage loans on real estate acquired                                               (195,377)        (173,242)
    Cost of real estate acquired                                                                  (20,570)          (1,628)
    Policy loans issued and other invested assets acquired                                        (17,833)         (19,501)
    Short-term investments, net                                                                  (760,217)          (3,428)
                                                                                              -----------      -----------
        Net cash used in investing activities                                                  (1,218,980)        (159,826)
                                                                                              -----------      -----------

  Cash flows from financing activities:
    Net proceeds from issuance of Class A common shares                                           524,158                -
    Net proceeds from issuance of company obligated, mandatorily redeemable
        preferred securities of subsidiary trust                                                   98,347                -
    Net proceeds from issuance of long-term debt                                                  294,522                -
    Increase in investment product and universal life insurance product
        account balances                                                                          798,468          664,799
    Decrease in investment product and universal life insurance product
        account balances                                                                         (667,066)        (552,957)
                                                                                              -----------      -----------
        Net cash provided by financing activities                                               1,048,429          111,842
                                                                                              -----------      -----------

  Net increase in cash                                                                             28,362           37,402

  Cash, beginning of period                                                                        43,183           10,055
                                                                                              -----------      -----------
  Cash, end of period                                                                         $    71,545           47,457
                                                                                              ===========      ===========


See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements
                       Three Months Ended March 31, 1997

(1)      Organization and Basis of Presentation

         Nationwide Financial Services, Inc. (NFS) was formed in November 1996 as a holding company for Nationwide Life Insurance Company (NLIC) and the other companies within the Nationwide Insurance Enterprise that offer or distribute long-term savings and retirement products. Prior to the initial public offering described in note 2, NFS was a wholly owned subsidiary of Nationwide Corporation (Nationwide Corp.). On January 27, 1997, Nationwide Corp. contributed the common stock of NLIC and three marketing and distribution companies to NFS. The unaudited consolidated financial statements include the results of NLIC and its subsidiaries and the three marketing and distribution companies as if they were consolidated with NFS for all periods presented. NFS and its subsidiaries are collectively referred to as "the Company."

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles, which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 1996 included in the Company's Form S-1 registration statement, which was declared effective on March 5, 1997 (Registration No. 333-18527).

         Net income per common share is based on the weighted average number of common shares outstanding during the period. The Company had no unexercised stock options or other securities convertible into common shares which would be dilutive to earnings per share during any of the periods presented.

(2)      Initial Public Offerings

         On March 11, 1997 NFS sold, in an initial public offering, 23.6 million shares of its newly-issued Class A common stock for net proceeds of $524.2 million (the Equity Offering). Nationwide Corp. continues to own all of the shares of Class B common stock, which represents approximately 98% of the combined voting power of the stockholders of NFS. During the first quarter of 1997, NFS' Board of Directors approved a 104,745 for one split of the Company's Class B common stock, which became effective February 10, 1997. Share information for all periods presented has been restated to reflect the split.

         On March 10, 1997, NFS sold, in a public offering, $300.0 million of 8% Senior Notes (the Notes) maturing March 1, 2027 with net proceeds of $294.5 million. The Notes are redeemable in whole or in part, at the option of NFS, at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The Notes are not subject to any sinking fund payments.

         In addition, on March 11, 1997 Nationwide Financial Services
         Capital Trust (the Trust), a wholly owned subsidiary of NFS sold, in a public offering, $100.0 million of 7.899% Capital Securities (the Capital Securities), representing preferred undivided beneficial interests in the assets of the Trust. Net proceeds from the sale of the Capital Securities were $98.3 million. Concurrent with the sale of the Trust's Capital Securities, NFS sold to the Trust $103.1 million in principal amount of its 7.899% Junior Subordinated Deferrable Interest Debentures (the Junior Subordinated Debentures) due March 1, 2037. The Junior Subordinated Debentures are the sole assets of the Trust and are redeemable by NFS in whole at any time or in part from time to time at par plus an applicable make-whole premium. The Capital Securities will mature or be called simultaneously with the Junior Subordinated Debentures and have a liquidation value of $1,000 per Capital Security.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements, Continued



         The Capital Securities, through obligations of NFS under the Junior Subordinated Debentures, the Capital Securities Guarantee Agreement and the related Declaration of Trust and Indenture, are fully and unconditionally guaranteed by NFS. Distributions on the Capital Securities are cumulative and payable semi-annually in arrears. Distributions on the Capital Securities have been classified as interest expense in the unaudited consolidated statements of income.

         Aggregate net proceeds from the Equity Offering, the offering of the Notes and the sale of the Capital Securities totaled $917.0 million. NFS contributed $836.8 million of the proceeds to the capital of NLIC and retained $80.2 million of the proceeds for general corporate purposes.

(3)      Dividends

         On September 24, 1996, NLIC's Board of Directors declared a dividend to Nationwide Corp. consisting of the common stock of certain subsidiaries classified as discontinued operations. As of and during the year ended December 31, 1996, these previously wholly owned subsidiaries of NLIC were classified as discontinued operations since they do not offer or distribute long-term savings and retirement products. The dividend was paid by NLIC on January 1, 1997.

         On February 24, 1997, NLIC paid a dividend to NFS, and NFS paid an equivalent dividend to Nationwide Corp., consisting of securities having an aggregate market value of $850.0 million. The Company recognized a gain of $14.4 million on the transfer of securities.

(4)      Pro Forma Results of Operations

         The following unaudited pro forma information presents the results of operations of the Company for the three months ended March 31, 1997 and 1996, with pro forma adjustments to net investment income and interest expense giving effect to (i) the Equity Offering and companion offerings of the Notes and the Capital Securities, (ii) the $850.0 million dividend paid by the Company on February 24, 1997, and
         (iii) for 1996 only, the $50.0 million dividend paid to Nationwide Corp. by the Company on December 31, 1996, as if each had been consummated at the beginning of the period indicated. This pro forma information is not necessarily indicative of what would have occurred had the above transactions been made on the dates indicated, or of future results of the Company.

                                                                                               Three months ended
                                                                                                     March 31,
                                                                                            --------------------------
              (in millions of dollars, except per share amounts)                              1997               1996
                                                                                            --------           -------
              Revenues                                                                      $  554.5             490.8
              Benefits and expenses                                                            452.8             423.9
                                                                                            --------           -------
              Income from continuing operations before federal income tax expense              101.7              66.9
              Federal income tax expense                                                        35.6              22.7
                                                                                            --------           -------
              Income from continuing operations                                                 66.1              44.2
              Income from discontinued operations, net of federal income tax expense             -                 4.2
                                                                                            --------           -------
              Net income                                                                    $   66.1              48.4
                                                                                            ========           =======
              Per common share:
                 Income from continuing operations                                          $    .51               .35
                 Net income                                                                 $    .51               .38
              Weighted average number of common shares outstanding (in millions)               128.4             128.4

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              INTRODUCTION

              The following analysis of unaudited consolidated results of operations and financial condition of Nationwide Financial Services, Inc. (NFS) and its wholly owned subsidiaries (collectively referred to as "the Company") should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

              The Company has three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports corporate income and expenses and investments and related investment income supporting capital not specifically allocated to its product segments in a Corporate and Other segment.

              RESULTS OF OPERATIONS

              Policy Charges. Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of variable annuities; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; surrender fees, which are charged as a percentage of assets withdrawn during a specified period (usually the first seven years) of annuity and certain life insurance contracts; and cost of insurance charges earned on universal life insurance products. For first quarter 1997, policy charges were $120.4 million, a 36% increase from $88.6 million in first quarter 1996. The increase in policy charges is due primarily to increases in separate account assets and the resulting higher levels of asset fees. Total separate account assets have increased 35% from $20.81 billion as of March 31, 1996 to $28.02 billion as of March 31, 1997.

              Life Insurance Premiums. Life insurance premiums are earned primarily from traditional life insurance in the Life Insurance segment, but are also earned from the sale of life-contingent immediate annuities in the Fixed Annuities segment. Life insurance premiums were $55.4 million in the first quarter of 1997, a 3% increase from $53.8 million in the first quarter of 1996. The increase is attributable to an increase in traditional life insurance in-force.

              Net Investment Income. Net investment income includes the gross investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income was $341.4 million in first quarter 1997 compared to $329.5 million in first quarter 1996. Net investment income has increased as a result of growth in the Fixed Annuities segment.

              Realized Gains on Investments. Realized gains on investments are not considered by the Company to be a recurring source of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses are reported in the Corporate and Other segment. Net realized gains on investments were $21.0 million in the first quarter of 1997 compared to $3.6 million in first quarter 1996. Realized gains in 1997 include $14.4 million recognized when securities of $850.0 million were paid to Nationwide Corporation (Nationwide Corp.) as a dividend on February 24, 1997. See note 3 to the unaudited consolidated financial statements.

              Other Income. Other income consists of investment management fees earned by the Company from the management of Nationwide mutual funds, as well as commission and other income earned by the Company's marketing and distribution subsidiaries. Net investment management fees earned on Nationwide mutual fund assets selected as investment options for variable annuity products and variable life insurance products are reported in the Variable Annuities segment and Life Insurance segment, respectively. The Company also sells its mutual fund products separately, and investment management fees from these assets are included in the Corporate and Other segment. Other income was $14.5 million in the first quarter of 1997, down from $18.3 million in the first quarter of 1996. The decrease in other income resulted from a decrease in commission income.

              Benefits and Claims. Benefits and claims consist primarily of interest credited on fixed annuity products and life insurance benefits in the Life Insurance segment. Benefits and claims increased 2% to $296.4 million in first quarter 1997 from $290.0 million in first quarter 1996, reflecting increases in both interest credited on fixed annuities and life insurance benefits.

              Policyholder Dividends. Policyholder dividends are paid on certain participating life insurance policies. Policyholder dividends were $10.6 million in the first quarter of 1997, a 2% decrease from first quarter 1996.

              Amortization of Deferred Policy Acquisition Costs (DAC). Amortization of DAC increased 20% from $36.1 million in the first quarter of 1996 to $43.4 million in first quarter 1997. The increase is primarily attributable to an increase in variable annuity policy reserves and gross profit margins.

              Interest Expense. Interest expense of $1.9 million reported in the first quarter of 1997 represents interest on the Notes and Capital Securities accrued from the date of closing. See note 2 to the unaudited consolidated financial statements.

              Operating Expenses. Operating expenses were $94.4 million in first quarter 1997, a 19% increase from first quarter 1996 operating expenses of $79.0 million. The increase is primarily due to an increase in the number of annuity and life insurance contracts in-force and the related increase in administrative processing costs. In addition, operating expenses in the Life Insurance segment have increased due to investments in information technology discussed below.

              Federal Income Tax Expense. Federal income tax expense was $37.2 million and $26.6 million, representing effective tax rates of 35.0% and 34.1% for first quarter 1997 and 1996, respectively. The lower effective tax rate in 1996 is the result of a greater benefit from charitable donations of appreciated securities.

              Net Operating Income. Net operating income is net income, excluding realized gains and losses on investments (net of related federal income tax) and discontinued operations. Net operating income for the first quarter of 1997 was $55.1 million, a 15% increase from first quarter 1996 of $47.9 million.

              Discontinued Operations. Discontinued operations include the results of (i) the three Nationwide Life Insurance Company (NLIC) subsidiaries whose outstanding common stock, on September 24, 1996, was declared as a dividend to Nationwide Corp. and (ii) 100% of NLIC's accident and health and group life business which was ceded to affiliates during the third quarter of 1996. NLIC did not recognize any gain or loss on the disposal of these subsidiaries or discontinuance of the accident and health and group life insurance business. Income from discontinued operations was $4.2 million in first quarter 1996. There was no income from discontinued operations in first quarter 1997 as a result of the transfer by the Company of the ownership of the three subsidiaries to Nationwide Corp. on January 1, 1997 and the reinsurance agreements.

              EFFECT OF SPECIAL DIVIDENDS, EQUITY OFFERING AND FIXED INCOME OFFERINGS

              On December 31, 1996, NLIC paid a $50.0 million dividend (the $50 Million Dividend) to Nationwide Corp. On February 24, 1997, NLIC paid a dividend to NFS, which subsequently made a dividend payment to Nationwide Corp., consisting of securities having an aggregate fair value of $850.0 million (the $850 Million Dividend). The $50 Million Dividend and the $850 Million Dividend are collectively referred to as the "Special Dividends".

              On March 11, 1997 NFS sold, in an initial public offering, 23.6 million shares of newly-issued Class A common stock for net proceeds of $524.2 million (the Equity Offering). On March 10, 1997, NFS sold, in a public offering, $300.0 million of 8% Senior Notes maturing March 1, 2027 with net proceeds of $294.5 (the Notes Offering). In addition, on March 11, 1997, Nationwide Financial Services Capital Trust (the Trust), a wholly owned subsidiary of NFS, sold, in a public offering, $100.0 million of 7.899% Capital Securities (the Capital Securities Offering). The proceeds from the Capital Securities Offering were used by the Trust to purchase 7.899% Junior Subordinated Deferrable Interest Debentures due March 1, 2037 of NFS. The Notes Offering and the Capital Securities Offering are collectively referred to as "the Fixed Income Offerings." Of the aggregate net proceeds from the Equity Offering and Fixed Income Offerings of $917.0 million, NFS contributed $836.8 million to NLIC as additional paid-in capital. The remaining $80.2 was retained by NFS and is available to pay operating expenses and shareholder dividends.

              Because (i) the Special Dividends preceded the Equity Offering and the Fixed Income Offerings, and (ii) the net proceeds of $917.0 from the Equity Offering and Fixed Income Offerings were invested at lower yields than the yield on the investments used to fund the $850 Million Dividend, the aggregate effect of the Special Dividends, the Equity Offering and the Fixed Income Offerings was approximately a $4.2 million reduction in net investment income for first quarter 1997. In addition, the Company reported interest expense on the Notes and Capital Securities of $1.9 million in the first quarter of 1997.

              The following pro forma information presents the results of operations of the Company for the three months ended March 31, 1997 and 1996 with pro forma adjustments to net investment income and interest expense giving effect to (i) the Equity Offering,
              (ii) the Fixed Income Offerings, (iii) the $850 Million Dividend, and (iv) for 1996 only, the $50 Million Dividend, as if each had been consummated at the beginning of the period indicated. This pro forma information is not necessarily indicative of what would have occurred had the above transactions been made on the dates indicated, or of future results of the Company.

                                                                                                Three months ended
                                                                                                     March 31,
                                                                                            --------------------------
              (in millions of dollars, except per share amounts)                              1997               1996
                                                                                            --------            ------
              Revenues                                                                      $  554.5             490.8
              Benefits and expenses                                                            452.8             423.9
                                                                                            --------            ------
              Income from continuing operations before federal income tax expense              101.7              66.9
              Federal income tax expense                                                        35.6              22.7
                                                                                            --------            ------
              Income from continuing operations                                                 66.1              44.2
              Income from discontinued operations, net of federal income tax expense             -                 4.2
                                                                                            --------            ------
              Net income                                                                    $   66.1              48.4
                                                                                            ========            ======
              Per common share:
                 Income from continuing operations                                          $    .51               .35
                 Net income                                                                 $    .51               .38

              Weighted average number of common shares outstanding (in millions)               128.4             128.4

              Realized gains on investments contributed $.10 and $.03 to the above per common share amounts for the three months ended March 31, 1997 and 1996, respectively.

              RESULTS OF OPERATIONS BY SEGMENT

              The Company has three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports corporate income and expenses and investments and related investment income supporting capital not specifically allocated to its product segments in a Corporate and Other segment. All information set forth below relating to the Company's Variable Annuities segment excludes the fixed option under the Company's variable annuity contracts. Such information is included in the Company's Fixed Annuities segment.

              The table below presents summary financial data for the Company by segment.

                                                                                       As of and for the
                                                                                      three months ended
                                                                                            March 31
                                                                                    --------------------------
              (in millions of dollars)                                                 1997           1996
                                                                                    ---------       --------
              REVENUES:
              Variable Annuities                                                    $    86.8           61.9
              Fixed Annuities                                                           284.8          270.9
              Life Insurance                                                            114.6          105.4
              Corporate and Other                                                        45.5           52.0
                                                                                    ---------       --------
                   Total operating revenues                                             531.7          490.2
              Realized gains on investments                                              21.0            3.6
                                                                                    ---------       --------
                   Total revenues                                                   $   552.7          493.8
                                                                                    =========       ========

              INCOME FROM CONTINUING OPERATIONS BEFORE FEDERAL
                 INCOME TAX EXPENSE:
              Variable Annuities                                                    $    29.4           18.2
              Fixed Annuities                                                            37.6           33.6
              Life Insurance                                                             17.0           14.6
              Corporate and Other                                                         1.1            7.9
                                                                                    ---------       --------
                   Total operating income                                                85.1           74.3
              Realized gains on investments                                              21.0            3.6
                                                                                    ---------       --------
                   Total income from continuing operations before federal
                      income tax expense                                            $   106.1           77.9
                                                                                    =========       ========

              POLICY RESERVES:
              Variable Annuities (1)                                                $25,300.6       18,770.2
              Fixed Annuities (1)                                                    13,613.9       12,920.6
              Life Insurance                                                          3,020.5        2,720.4
              Corporate and Other                                                     3,325.9        2,806.0
                                                                                    ---------       --------
                   Total policy reserves (2)                                        $45,260.9       37,217.2
                                                                                    =========       ========

              ----------
              (1) Policy reserves related to the fixed option under the
                  Company's variable annuity contracts are included in Fixed Annuities. As of March 31, 1997 and 1996, such policy reserves totaled $9.41 billion and $8.76 billion, respectively.

              (2) Total policy reserves as presented here are net of
                  reinsurance and therefore differ from the amounts set forth in the Company's unaudited consolidated financial statements.

              Variable Annuities

              Revenues. Revenues in the Variable Annuities segment consist of policy charges and other income. Policy charges consist of asset fees, which are generally a percentage of separate account assets deposited for the purchase of variable annuities; administration fees, which are generally a specific dollar amount per contract; and surrender fees, which are charged against assets withdrawn during a specified period (generally the first seven years) of variable annuity contracts. The separate account assets generated by the Variable Annuities segment do not contribute to net investment income of the Company because the customer receives the investment benefit and bears the investment risk of these assets. Other income includes net investment management fees earned on separate account assets held in mutual funds managed by a subsidiary of the Company.

              Revenues were $86.8 million in the first quarter of 1997, a 40% increase from the first quarter of 1996. Revenues have increased as a result of growth in policyholder account balances (policy reserves) related to this segment and the corresponding growth in asset fees, which were $78.8 million and $56.8 million in the first quarter of 1997 and 1996, respectively. Total policy charges, which include asset fees, as a percentage of variable annuity policy reserves have remained stable during the periods presented, reflecting no or minimal changes in the levels of policy charges for most variable annuity products.

              Income from Continuing Operations Before Federal Income Tax Expense. Income from continuing operations before federal income tax expense was $29.4 million in the first quarter of 1997, a 62% increase from the first quarter of 1996. The increase is due to growth in variable annuity policy reserves and the corresponding increase in policy charges, combined with expense levels which have decreased as a percentage of revenues. Total expenses were $56.2 million and $42.5 million, or 59 basis points and 64 basis points of average variable annuity policy reserves, for the first quarter of 1997 and 1996, respectively. During the period, the Company has controlled its operating expenses by taking advantage of economies of scale and by increasing productivity through investments in technology.

              Policy Reserves. During the first quarter of 1997, variable annuity policy reserves increased $1.02 billion to $25.30 billion, while during the first quarter of 1996, variable annuity policy reserves increased $2.01 billion to $18.77 billion. Deposits were $1.83 billion and $1.69 billion in the first quarter of 1997 and 1996, respectively. During the first quarter of 1997, variable annuity policy reserves reflect market depreciation of $160.5 million compared to market appreciation of $608.5 million in the first quarter of 1996. Withdrawals, surrenders, net transfers and policy charges resulted in a decrease in policy reserves of $645.9 million and $285.1 million in the first quarter of 1997 and 1996, respectively. Management does not believe the increase in withdrawals and surrenders is the start of a trend towards higher withdrawal and surrender rates.

              Statutory Premiums and Deposits. For first quarter 1997, statutory premiums and deposits were $1.83 billion, an increase of 9% from $1.69 billion in first quarter 1996. Tax-qualified premiums and deposits were $1.31 billion for first quarter 1997 compared to $1.12 billion for first quarter 1996. Growth in premiums and deposits was strongest in the public sector and pensions markets, which are tax-qualified. Premiums and deposits through the investment dealer channel were down 12%. Management believes volatile market conditions during the first quarter of 1997 contributed to the decrease in deposits. Midway through first quarter 1997, the Company introduced a 75 basis point commission enhancement for the investment dealer channel. Management has extended the enhancement through June 1997.

              Fixed Annuities

              Revenues. Revenues in the Fixed Annuities segment consist mainly of net investment income, which is earned on invested assets allocated to support fixed annuity policy reserves and shareholders' equity allocated to such segment. Total revenues were $284.8 million and $270.9 million in the first quarter of 1997 and 1996, respectively. Net investment income was $269.5 million and $256.1 million, representing average pre-tax yields on the assets supporting this segment of 8.17% and 8.15%, in the first quarter of 1997 and 1996, respectively.

              Interest Credited. Interest credited on account balances was $200.9 million and $199.7 million, representing crediting rates of 6.09% and 6.35%, for the first quarter of 1997 and 1996, respectively. The differential between net investment income and interest credited on account balances resulted in spreads of $68.6 million and $56.4 million, or 2.08% and 1.80%, in the first quarter of 1997 and 1996, respectively. Spreads vary depending on crediting rates offered by competitors, performance of the investment portfolio, changes in market interest rates and other factors. The higher spread in the first quarter of 1997 is primarily the result of an increase in interest rates during the quarter after crediting rates had been set for the quarter in December 1996. The Company does not expect to sustain this level of spread in future periods.

              Income from Continuing Operations Before Federal Income Tax Expense. Income from continuing operations before federal income tax expense was $37.6 million in the first quarter of 1997, a 12% increase from the first quarter of 1996. The increase is due to the increase in interest spread discussed above, offset by an increase in expenses, including an increase in amortization of deferred policy acquisition costs as a result of the increase in interest spread for the quarter.

              Policy Reserves. During the first quarter of 1997, fixed annuity policy reserves increased $102.1 million to $13.61 billion as of March 31, 1997, while during the first quarter of 1996, policy reserves increased $136.6 million to $12.92 billion as of March 31, 1996. Statutory premiums and deposits were $560.4 million and $441.8 million in the first quarter of 1997 and 1996, respectively, while interest credited to policyholder account balances was $200.9 million and $199.7 million, respectively. Withdrawals, surrenders, benefits and net transfers reduced policy reserves by $659.2 million and $504.9 million for the first quarter of 1997 and 1996, respectively. The increase in withdrawals is primarily attributable to a single, public sector group annuity contract with reserves of $105.9 million. The loss of a single large contract can impact the withdrawal rate for any one period, and management does not expect the withdrawal rate to continue at the same rate as the first quarter of 1997.

              Statutory Premiums and Deposits. For first quarter 1997, statutory premiums and deposits were $560.4 million, an increase of 27% from $441.8 million in the first quarter of 1996. Tax-qualified premiums and deposits increased 20% from $354.9 million in the first quarter of 1996 to $424.9 million in the first quarter of 1997. Deposits through the financial institutions and public sector/teachers channels accounted for increases of $69.5 million and $84.5 million, respectively. The public sector channel includes a deposit of $106.5 million from the transfer of assets from Cook County, Illinois. The increase in deposits through the financial institutions channel is a result of new bank relationships added late in 1996.


              Life Insurance

              Revenues. Revenues in the Life Insurance segment consist of life insurance premiums and policy charges, as well as net investment income. Total revenues were $114.6 million and $105.4 million for the first quarter of 1997 and 1996, respectively. The increase is attributed to increases in life insurance in-force with the majority of the growth coming from the variable universal life product.

              Income from Continuing Operations Before Federal Income Tax Expense. Income from continuing operations before federal income tax expense was $17.0 million in the first quarter of 1997, a 16% increase from $14.6 million in the first quarter of 1996. The increase is primarily attributable to the increase in variable universal life insurance and improved mortality experience. Total revenues from variable universal life increased from $9.5 million in the first quarter of 1996 to $14.7 million in the first quarter of 1997. Partially offsetting the increased revenues and lower benefits was an increase in expenses due to higher selling related expenses and investments in technology to improve policy administration.

              Life Insurance In-Force. Life insurance in-force was $38.46 billion and $33.67 billion as of March 31, 1997 and 1996, respectively. Of the growth in in-force from March 31, 1996 to March 31, 1997, $3.34 billion is attributable to variable universal life which comprises 23% of total in-force as of March 31, 1997.

              Statutory Premiums. For first quarter 1997, statutory premiums were $137.4 million, an increase of 41% from $97.2 million in the first quarter of 1996. Premiums from the investment dealer channel more than doubled to $62.9 million in the first quarter of 1997, led by sales of bank-owned life insurance and flexible premium variable universal life insurance products.

              Corporate and Other

              Revenues. Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the three product segments, all realized investment gains and losses, investment management fees and other revenues earned from Nationwide mutual funds other than the portion allocated to the Variable Annuities and Life Insurance segments, commissions and other income earned by the marketing and distribution subsidiaries of the Company and net investment income and policy charges from group annuity contracts issued to Nationwide Insurance Enterprise employee and agent benefit plans. Total revenues excluding realized gains were $45.5 million for the first quarter of 1997 compared to $52.0 million in the first quarter of 1996. The decrease is attributable to lower commission income and a reduction in net investment income as a result of the Special Dividends. Realized gains on investments were $21.0 million and $3.6 million in the first quarter of 1997 and 1996, respectively. Realized gains in 1997 include gains of $14.4 million from the transfer of securities to fund the $850 Million Dividend.

              Interest Expense. Interest expense of $1.9 million reported in the first quarter of 1997 represents interest on the Notes and Capital Securities accrued from the date of closing. See note 2 to the unaudited consolidated financial statements.

              Income from Continuing Operations Before Federal Income Tax Expense. Income from continuing operations before federal income tax expense excluding realized gains and losses was $1.1 million and $7.9 million for the first quarter of 1997 and 1996, respectively. On a pro forma basis (See "Effects of Special Dividends, Equity Offerings and Fixed Income Offerings" for a discussion of pro forma adjustments), loss from continuing operations before federal income tax expense excluding realized gains and losses was $3.4 million and $3.0 million for the first quarter of 1997 and 1996, respectively.

              LIQUIDITY AND CAPITAL RESOURCES

              NFS is an insurance holding company whose principal asset is the common stock of NLIC. The principal sources of funds for NFS to pay principal, interest, dividends, and operating expenses are existing cash and investments, dividends from NLIC and other subsidiaries and payments from NLIC under a tax sharing agreement. State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders. NFS currently does not expect such regulatory requirements to impair its ability to pay operating expenses and dividends in the future. However, NFS can give no assurance that dividends will be declared or paid by NFS.

              As a result of the $850 Million Dividend paid on February 24, 1997 and the dividend by NLIC of the stock of certain subsidiaries that do not operate in the long-term savings and retirement market, any dividend paid by NLIC during the 12-month period immediately following the $850 Million Dividend would be an extraordinary dividend under Ohio insurance laws. Accordingly, no such dividend could be paid without prior regulatory approval. The Company has no reason to believe that any reasonably foreseeable dividend to be paid by NLIC would not receive the required approval.

              The Company's principal sources of funds are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies, operating expenses and the purchase of investments. Net cash provided by operating activities (reflecting principally (i) premiums and contract charges collected, less (ii) benefits paid on life insurance products, plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was $198.9 million and $85.4 million for the first quarter of 1997 and 1996, respectively. Net cash used in investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was $1.22 billion and $159.8 million in the first quarter of 1997 and 1996, respectively. Net cash provided by financing activities (principally reflecting net proceeds from the Equity Offering and the Fixed Income Offerings in 1997 only and deposits to investment product and universal life insurance product account balances less withdrawals from such account balances) was $1.05 billion and $111.8 million for the first quarter of 1997 and 1996, respectively.

              Given the Company's historic cash flow and current financial results, management of the Company believes that the cash flow from the operating activities of the Company over the next year will provide sufficient liquidity for the operations of the Company, as well as provide sufficient funds to enable the Company to make dividend payments.

              INVESTMENTS

              General

              The Company's assets are divided between separate account and general account assets. As of March 31, 1997, $28.02 billion (or 58%) of the Company's total assets were held in separate accounts and $20.65 billion (or 42%) were held in the Company's general account, including $18.49 billion of general account investments. Separate account assets consist primarily of deposits from the Company's variable annuity business. Most separate account assets are invested in various mutual fund options available within the variable annuity products sold by the Company. All of the investment risk in the Company's separate account assets is borne by the Company's customers, with the exception of $299.4 million of policy reserves as of March 31, 1997 ($280.2 million as of December 31, 1996) for which the Company bears the investment risk.

              Fixed Maturity Securities

              As of March 31, 1997, general account fixed maturity securities available-for-sale were $11.59 billion (or 63%) of the carrying value of consolidated general account invested assets. As of such date, public and private fixed maturity securities available-for-sale constituted $7.60 billion (or 66%) and $3.99 billion (or 34%), respectively, of total general account fixed maturity securities available-for-sale.

              The amortized cost and estimated fair value of fixed maturity securities available-for-sale were as follows as of March 31, 1997:

                                                                                 Gross            Gross
                                                              Amortized        unrealized       unrealized        Estimated
                (in millions of dollars)                         cost            gains            losses          fair value
                                                             -------------    -------------    -------------     -------------
                Fixed maturity securities:
                   U.S. Treasury securities
                      and obligations of U.S. government
                      corporations and agencies                $   286.3              1.9             (3.9)            284.3
                   Obligations of states and political
                      subdivisions                                    .3              -                -                  .3
                   Debt securities issued by foreign
                      governments                                   87.9              1.0             (1.5)             87.4
                   Corporate securities                          7,816.1            179.8            (84.5)          7,911.4
                   Mortgage-backed securities                    3,287.1             55.1            (31.7)          3,310.5
                                                               ---------            -----           ------          --------
                                                               $11,477.7            237.8           (121.6)         11,593.9
                                                               =========            =====           ======          ========

              The amortized cost and estimated fair value of fixed maturity securities available-for-sale were as follows as of December 31, 1996:

                                                                                 Gross            Gross
                                                              Amortized        unrealized       unrealized        Estimated
                (in millions of dollars)                         cost            gains            losses          fair value
                                                             -------------    -------------    -------------     -------------
                Fixed maturity securities:
                   U.S. Treasury securities
                      and obligations of U.S. government
                      corporations and agencies                $   275.7              4.8             (1.3)            279.2
                   Obligations of states and political
                      subdivisions                                   6.2               .5              -                 6.7
                   Debt securities issued by foreign
                      governments                                  100.7              2.1              (.9)            101.9
                   Corporate securities                          7,999.3            285.9            (33.7)          8,251.5
                   Mortgage-backed securities                    3,589.0             91.4            (15.1)          3,665.3
                                                               ---------            -----            -----          --------
                                                               $11,970.9            384.7            (51.0)         12,304.6
                                                               =========            =====            =====          ========

              The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company's general account fixed maturity securities, 98% by the carrying value were in the highest two NAIC Designations as of March 31, 1997.

              The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company's general account fixed maturity securities portfolio as of March 31, 1997 and December 31, 1996.

                  General Account Fixed Maturity Securities - Credit Quality

                                                                  As of March 31, 1997        As of December 31, 1996
                                                               ---------------------------   ---------------------------
                   NAIC               Rating Agency               Carrying        % of          Carrying       % of
              Designation (1)   Equivalent Designation (2)         Value         Total           Value         Total
              ---------------- -----------------------------   --------------- -----------   ---------------------------
                                                                               (in millions of dollars)
                     1         Aaa/Aa/A                            $ 7,870.3       67.8%         $ 8,453.4      68.7%
                     2         Baa                                   3,546.4       30.6            3,629.9      29.5
                     3         Ba                                      145.2        1.3              166.6       1.3
                     4         B                                        29.1        0.2               49.7       0.4
                     5         Caa and lower                             8.8        0.1               10.9       0.1
                     6         In or near default                        -          -                  -         -
                                                                   ---------      -----          ---------     -----
                                                                   $11,599.8      100.0%         $12,310.5     100.0%
                                                                   =========      =====          =========     =====

              ----------
              (1) NAIC Designations are assigned no less frequently than annually. Some designations for securities shown have been assigned to securities not yet assigned an NAIC Designation in a manner approximating equivalent public rating categories.

              (2) Comparison's between NAIC and Moody's designations are published by the NAIC. In the event no Moody's rating is available, the Company has assigned internal ratings corresponding to the public rating.

              The Company maintains significant general account investments in mortgage-backed securities (MBSs). The Company's general account MBS investments include residential MBSs and commercial MBSs. As of March 31, 1997, MBSs were $3.31 billion (or 29%) of the carrying value of the general account fixed maturity securities available-for-sale, all of which were guaranteed by the U.S. government or an agency of the U.S. government.

              The Company believes that general account MBS investments add diversification, liquidity, credit quality and additional yield to its general account fixed maturity securities portfolio. The objective of the Company's general account MBS investments is to provide reasonable cash flow stability and increased yield. General account MBS investments include collateralized mortgage obligations (CMOs) and mortgage-backed pass-through securities. The Company's general account MBS investments do not include interest-only securities or principal-only securities or other MBSs which may exhibit extreme market volatility.

              Prepayment risk is an inherent risk of holding MBSs. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs. As of March 31, 1997, $2.60 billion (or 79%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class.

              The following table sets forth the distribution by investment type of the Company's general account MBS portfolio as of March 31, 1997 and December 31, 1996.

                                       General Account Mortgage-Backed Securities - Investment Type

                                                                   As of March 31, 1997           As of December 31, 1996
                                                               -----------------------------    -----------------------------
                                                                  Carrying         % of            Carrying          % of
              (in millions of dollars)                             Value           Total            Value           Total
                                                               ---------------  ------------    ---------------   -----------
              Accrual                                               $   42.0         1.3%            $   41.4          1.1%
              Planned Amortization Class                             2,603.3        78.6              2,970.6         81.0
              Sequential                                                 2.2         0.1                  2.5          0.1
              Scheduled                                                162.4         4.9                167.2          4.6
              Targeted Amortization Class                               85.9         2.6                 87.7          2.4
              Very Accurately Defined Maturity                         414.7        12.5                395.9         10.8
                                                                    --------       -----             --------        -----
                                                                    $3,310.5       100.0%            $3,665.3        100.0%
                                                                    ========       =====             ========        =====

              Pursuant to the Company's investment policies, the Company does not invest in derivative securities other than MBSs.

              Mortgage Loans

              As of March 31, 1997, general account mortgage loans were $5.35 billion (or 29%) of the carrying value of consolidated general account invested assets.

              The following table sets forth the delinquency, foreclosure and restructured commercial mortgage loan experience for the Company and for the life insurers reporting to the American Council of Life Insurance (ACLI) for the periods indicated.



                                  The Company and Life Insurance Industry Problem Loan Comparison

                                              For the Three Months       For the Three Months       For the Year Ended
                                              Ended March 31, 1997       Ended March 31, 1996        December 31, 1996
                                             ----------------------     ---------------------     ---------------------
                                               Company     ACLI (1)      Company     ACLI (2)      Company     ACLI (2)
                                             ------------ ---------     ----------- ---------     ----------- ---------
              Delinquent (3)                    0.24%            - %       0.54%       2.35%         0.79%       1.79%
              In foreclosure (4)                0.24              -        0.54        1.32          0.79        1.10
              Restructured (5)                  1.09              -        1.33        7.99          1.11        6.81
                                                ----            ---        ----       -----          ----        ----
                   Subtotal                     1.33              -        1.87       10.34          1.90        8.60
              Foreclosed - year to date         0.58              -        0.19        0.44          0.35        1.01
                                                ----            ---        ----       -----          ----        ----
                   Total                        1.91%            - %       2.06%      10.78%         2.25%       9.61%
                                                ====            ===        ====       =====          ====        ====

              __________
              (1) ACLI data for the three months ended March 31, 1997 are not yet available.

              (2) Source: ACLI Investment Bulletins entitled "Quarterly Survey of Mortgage Loan Delinquencies and Foreclosures," numbers 1337 and 1367, dated June 4, 1996 and March 6, 1997, respectively.

              (3) Commercial mortgage loans are classified by the Company and the ACLI as delinquent when they are 60 days or more past due.

              (4) Delinquent includes loans in foreclosure; therefore, subtotal and total lines exclude "In foreclosure" amounts.

              (5) Commercial mortgage loans are classified by the Company and the ACLI as restructured when they are in good standing, but the basic terms have been modified as a result of an actual or anticipated delinquency.

                          PART II - OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS

              The Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

              In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits, relating to life insurance pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements. In October 1996, a policyholder of NLIC filed a complaint in Alabama state court against NLIC and an agent of NLIC (Wayne M. King v. Nationwide Life Insurance Company and Danny Nix) related to the sale of a whole life policy on a "vanishing premium" basis and seeking unspecified compensatory and punitive damages. In February 1997, NLIC was named as a defendant in a lawsuit filed in New York Supreme Court also related to the sale of whole life policies on a "vanishing premium" basis (John H. Snyder v. Nationwide Mutual Insurance Company, Nationwide Mutual Insurance Co. and Nationwide Life Insurance Co.). The plaintiff in such lawsuit seeks to represent a national class of NLIC's policyholders and claims unspecified compensatory and punitive damages. This lawsuit is in the early stage and has not been certified as a class action. On April 22, 1997, a motion to dismiss the Snyder complaint in its entirety was filed by the defendants. There can be no assurance that any litigation relating to pricing and sales practices will not have a material adverse effect on the Company in the future.


ITEM 2        CHANGES IN SECURITIES

              NFS reacquired 629 shares of its Class A Common Stock, par value $.01 per share in a brokerage transaction on March 31, 1997, for an aggregate purchase price of $16,764.60 (including commissions). Pursuant to the Stock Retainer Plan for Non-Employee Directors, 629 shares of Class A Common Stock were subsequently reissued to NFS' directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company, on March 31, 1997, at a price of $26.50 per share. The issuance of such shares is exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Rule 506 promulgated thereunder.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5        OTHER INFORMATION

              None.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits:

                      27 Financial Data Schedule (electronic filing only)

              (b)     Reports on Form 8-K:

                      No reports on Form 8-K were filed during the three month period ended March 31, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONWIDE FINANCIAL SERVICES, INC.
                                              (Registrant)

Date: March 15, 1997    /s/ Mark R. Thresher
                        --------------------------------------------------------
                        Mark R. Thresher, Vice President - Finance and Treasurer
                                          (Chief Accounting Officer)