Form 10-Q/A
period 1997-03-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 1997-05-23
CIK 1029786

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------



                                   FORM 10-Q/A


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


Date: May 15, 1997      /s/ Mark R. Thresher
                        --------------------------------------------------------
                        Mark R. Thresher, Vice President - Finance and Treasurer
                                          (Chief Accounting Officer)