Form 10-Q
period 1997-06-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 1997-08-14
CIK 1029786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                    -----------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997        COMMISSION FILE NO. 1-12785


                       NATIONWIDE FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             31-1486870
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


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

                                YES  X     NO
                                    ---       ---

       CLASS A COMMON STOCK - 23,783,136 SHARES ISSUED AND OUTSTANDING AS OF
             AUGUST 12, 1997 (Title of Class)

       CLASS B COMMON STOCK - 104,745,000 SHARES ISSUED AND OUTSTANDING AS OF
             AUGUST 12, 1997 (Title of Class)

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

PART I       FINANCIAL INFORMATION                                                                                     Page
                                                                                                                       ----
             Item 1      Unaudited Consolidated Financial Statements                                                     3

             Item 2      Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                                       10

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                                              23

             Item 2      Changes in Securities                                                                          23

             Item 3      Defaults Upon Senior Securities                                                                23

             Item 4      Submission of Matters to a Vote of Security Holders                                            23

             Item 5      Other Information                                                                              23

             Item 6      Exhibits and Reports on Form 8-K                                                               24

SIGNATURE                                                                                                               25

                         PART I - FINANCIAL INFORMATION


ITEM 1      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                            (in thousands of dollars)

                                                                                          (Unaudited)
                                      Assets                                             June 30,1997         December 31, 1996
                                      ------                                             ------------         -----------------
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $12,049,864 in 1997; $11,970,878 in 1996)           $12,319,848             12,304,639
      Equity securities (cost $55,813 in 1997; $43,890 in 1996)                                66,497                 59,131
   Fixed maturity securities held-to-maturity, at amortized cost (fair value $5,974
      in 1997; $5,944 in 1996)                                                                  5,927                  5,877
   Mortgage loans on real estate, net                                                       5,141,839              5,272,119
   Real estate, net                                                                           292,935                265,759
   Policy loans                                                                               391,432                371,816
   Other long-term investments                                                                 23,336                 28,668
   Short-term investments                                                                     385,409                  9,261
                                                                                          -----------             ----------
                                                                                           18,627,223             18,317,270
                                                                                          -----------             ----------
Cash                                                                                           88,708                 43,183
Accrued investment income                                                                     209,312                210,182
Deferred policy acquisition costs                                                           1,537,814              1,366,509
Investment in subsidiaries classified as discontinued operations                                 --                  485,707
Other assets                                                                                  431,873                420,685
Assets held in Separate Accounts                                                           32,866,145             26,926,702
                                                                                          -----------             ----------
                                                                                          $53,761,075             47,770,238
                                                                                          ===========             ==========

                       Liabilities and Shareholders' Equity
                       ------------------------------------
Future policy benefits and claims                                                         $17,536,264             17,179,060
Policyholders' dividend accumulations                                                         366,681                361,401
Other policyholder funds                                                                       59,153                 60,073
Accrued federal income tax:
   Current                                                                                     44,750                 29,201
   Deferred                                                                                   155,658                158,896
                                                                                          -----------             ----------
                                                                                              200,408                188,097
                                                                                          -----------             ----------
Dividend payable                                                                                7,712                485,707
Long-term debt                                                                                298,369                   --
Other liabilities                                                                             433,916                437,465
Liabilities related to Separate Accounts                                                   32,866,145             26,926,702
                                                                                          -----------             ----------
                                                                                           51,768,648             45,638,505
                                                                                          -----------             ----------
NFS-obligated mandatorily redeemable preferred securities of subsidiary
   trust holding solely junior subordinated debentures of NFS                                 100,000                   --
                                                                                          -----------             ----------

Shareholders' equity:
   Class A common shares, $.01 par value. Authorized 750,000,000 shares,
      23,783,136 shares issued and outstanding                                                    238                   --
   Class B common shares, $.01 par value. Authorized 750,000,000 shares,
      104,745,000 shares issued and outstanding                                                 1,047                  1,047
   Additional paid-in capital                                                                 629,160                551,422
   Retained earnings                                                                        1,122,099              1,405,672
   Unearned compensation                                                                       (1,354)                  --
   Unrealized gains on securities available-for-sale, net                                     141,237                173,592
                                                                                          -----------             ----------
                                                                                            1,892,427              2,131,733
                                                                                          -----------             ----------
                                                                                          $53,761,075             47,770,238
                                                                                          ===========             ==========

See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)
               (in thousands of dollars, except per share amounts)

                                                                            Three months ended                Six months ended
                                                                                  June 30,                        June 30,
                                                                         ------------------------        -------------------------
                                                                           1997             1996            1997            1996
                                                                         --------         -------        ---------       ---------
Revenues:
   Investment product and universal life insurance product
      policy charges                                                     $129,658          97,955          250,107         186,558
   Traditional life insurance premiums                                     50,295          49,224          105,741         103,012
   Net investment income                                                  352,769         340,266          694,148         669,797
   Realized gains (losses) on investments                                 (11,929)          5,806            9,113           9,374
   Other income                                                            18,692          21,320           33,144          39,617
                                                                         --------         -------        ---------       ---------
                                                                          539,485         514,571        1,092,253       1,008,358
                                                                         --------         -------        ---------       ---------

Benefits and expenses:
   Benefits and claims                                                    297,049         285,276          593,419         575,272
   Provision for policyholders' dividends on participating policies        11,542          11,907           22,188          22,687
   Amortization of deferred policy acquisition costs                       39,594          34,865           82,988          70,994
   Interest expense                                                         8,149             --            10,036             --
   Other operating expenses                                                98,255          91,110          192,621         170,125
                                                                         --------         -------        ---------       ---------
                                                                          454,589         423,158          901,252         839,078
                                                                         --------         -------        ---------       ---------

          Income from continuing operations before federal
             income tax expense                                            84,896          91,413          191,001         169,280
                                                                         --------         -------        ---------       ---------

Federal income tax expense (benefit):
   Current                                                                 29,715          32,594           52,679          58,635
   Deferred                                                                   (10)              9           14,183             552
                                                                         --------         -------        ---------       ---------
                                                                           29,705          32,603           66,862          59,187
                                                                         --------         -------        ---------       ---------

          Income from continuing operations                                55,191          58,810          124,139         110,093

Income from discontinued operations (less federal income
   tax expense of $1,470 and $3,986 in 1996)                                  --            3,100              --            7,295
                                                                         --------         -------        ---------       ---------

          Net income                                                     $ 55,191          61,910          124,139         117,388
                                                                         ========         =======        =========       =========

Per common share:
   Income from continuing operations                                     $    .43             .56             1.04            1.05
   Net income                                                            $    .43             .59             1.04            1.12
   Cash dividends declared                                               $    .06             --               .06             --

Weighted average number of common shares
   outstanding (in thousands)                                             128,527         104,745          119,461         104,745

See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                     Six Months Ended June 30, 1997 and 1996
                            (in thousands of dollars)

                                                                                                   Unrealized
                                                                                                     gains
                                                                                                    (losses)
                                  Class A    Class B   Additional                                 on securities      Total
                                  common      common    paid-in      Retained        Unearned       available-    shareholders'
                                  shares      shares    capital      earnings      compensation   for-sale, net      equity
                                  ---------------------------------------------------------------------------------------------
1996:
   Balance, January 1, 1996        $--        1,047     680,690      1,550,689           --          384,304        2,616,730
   Net income                       --          --          --         117,388           --              --           117,388
   Dividend to shareholder          --          --          --          (2,000)          --              --            (2,000)
   Unrealized losses on
      securities available-for-
      sale, net                     --          --          --             --            --         (275,185)        (275,185)
                                  ---------------------------------------------------------------------------------------------
   Balance, June 30, 1996          $--        1,047     680,690      1,666,077           --          109,119        2,456,933
                                  =============================================================================================


1997:
   Balance, January 1, 1997         --        1,047     551,422      1,405,672           --          173,592        2,131,733
   Issuance of Class A
      common shares                 236         --      523,922            --            --              --           524,158
   Net income                       --          --          --         124,139           --              --           124,139
   Dividends to shareholders        --          --     (450,000)      (407,712)          --              --          (857,712)
   Class A common shares
      issued for long-term
      incentive plans                 2         --        3,816            --         (1,530)            --             2,288
   Amortization of unearned
      compensation                  --          --          --             --            176             --               176
   Unrealized losses on
      securities available-for-
      sale, net                     --          --          --             --            --          (32,355)         (32,355)
                                  ---------------------------------------------------------------------------------------------
   Balance, June 30, 1997          $238       1,047     629,160      1,122,099        (1,354)        141,237        1,892,427
                                  =============================================================================================

See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                     Six Months Ended June 30, 1997 and 1996
                            (in thousands of dollars)

                                                                                             1997               1996
                                                                                         -----------         ---------
Cash flows from operating activities:
  Net income                                                                             $   124,139          117,388
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
      Capitalization of deferred policy acquisition costs                                   (235,735)        (214,486)
      Amortization of deferred policy acquisition costs                                       82,988           70,994
      Amortization and depreciation                                                            2,539            9,269
      Realized gains on investments, net                                                      (9,113)          (9,374)
      Deferred federal income tax                                                             14,183           24,025
      Decrease (increase) in accrued investment income                                           870             (814)
      Increase in other assets                                                                (9,757)         (49,929)
      Increase (decrease) in policyholder account balances                                    55,237          (63,997)
      Increase in policyholders' dividend accumulations                                        5,280            7,113
      Increase in accrued federal income tax payable                                          15,549            7,568
      (Decrease) increase in other liabilities                                                (3,549)          71,737
      Other, net                                                                               3,177          (27,375)
                                                                                         -----------        ---------
        Net cash provided by (used in) operating activities                                   45,808          (57,881)
                                                                                         -----------        ---------

Cash flows from investing activities:
  Proceeds from maturity of securities available-for-sale                                    437,694          685,247
  Proceeds from sale of securities available-for-sale                                        225,855          194,207
  Proceeds from repayments of mortgage loans on real estate                                  164,699          123,064
  Proceeds from sale of real estate                                                           23,214            8,163
  Proceeds from repayments of policy loans and sale of other invested assets                  21,908           27,108
  Cost of securities available-for-sale acquired                                          (1,236,560)        (776,121)
  Cost of mortgage loans on real estate acquired                                            (418,593)        (486,706)
  Cost of real estate acquired                                                               (21,506)          (2,893)
  Policy loans issued and other invested assets acquired                                     (37,785)         (42,936)
  Short-term investments, net                                                               (377,283)          33,522
                                                                                         -----------        ---------
        Net cash used in investing activities                                             (1,218,357)        (237,345)
                                                                                         -----------        ---------

Cash flows from financing activities:
  Net proceeds from issuance of Class A common shares                                        524,158              --
  Net proceeds from issuance of company obligated, mandatorily redeemable
      preferred securities of subsidiary trust                                                98,347              --
  Net proceeds from issuance of long-term debt                                               294,522              --
  Cash dividends paid                                                                            --            (2,000)
  Increase in investment product and universal life insurance product
      account balances                                                                     1,511,167        1,284,221
  Decrease in investment product and universal life insurance product
      account balances                                                                    (1,210,120)        (918,291)
                                                                                         -----------        ---------
        Net cash provided by financing activities                                          1,218,074          363,930
                                                                                         -----------        ---------

Net increase in cash                                                                          45,525           68,704

Cash, beginning of period                                                                     43,183           10,055
                                                                                         -----------        ---------
Cash, end of period                                                                      $    88,708           78,759
                                                                                         ===========        =========

See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                         Six Months Ended June 30, 1997


(1)      Organization and Basis of Presentation
         --------------------------------------

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

         Net income per common share is based on the weighted average number of common shares outstanding during the period. The dilutive effects of common stock equivalents were not significant for any period presented.

         Statement of Financial Accounting Standards No. 128 - Earnings Per Share was issued in February 1997 and is effective for financial periods ending after December 15, 1997. Earlier application is not permitted. The statement requires dual presentation of basic and diluted earnings per share on the face of the income statement with all prior periods restated to conform to the new method. Management believes that earnings per share amounts computed under the new standard will not be materially different from the amounts reported herein.

(2)      Initial Public Offerings
         ------------------------

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

         On March 11, 1997 NFS sold, in an initial public offering, 23.6 million shares of its newly-issued Class A common stock for net proceeds of $524.2 million (the Equity Offering). Nationwide Corp. continues to own all of the outstanding shares of Class B common stock, which represents approximately 98% of the combined voting power of the stockholders of NFS. During the first quarter of 1997, NFS's Board of Directors approved a 104,745 for one split of the Company's Class B common stock, which became effective February 10, 1997. Share information for all periods presented has been restated to reflect the split.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

(3)      Dividends
         ---------

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

         On June 11, 1997 NFS declared a dividend of $.06 per common share with a record date of July 1, 1997. The dividend, totaling $7.7 million, was paid July 15, 1997.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

(4)      Pro Forma Results of Operations
         -------------------------------

         The following unaudited pro forma information presents the results of operations of the Company for the three and six month periods ended June 30, 1997 and 1996, with pro forma adjustments to net investment income and interest expense giving effect to (i) the Equity Offering and companion offerings of the Notes and the Capital Securities, (ii) the $850.0 million dividend paid by the Company on February 24, 1997 and (iii) for 1996 only, a $50.0 million dividend paid by the Company to Nationwide Corp. on December 31, 1996, as if each had been consummated at the beginning of the year indicated. This pro forma information is not necessarily indicative of what would have occurred had the above transactions been made on the dates indicated, or of future results of the Company.

                                                                          Three months ended           Six months ended
                                                                                June 30,                   June 30,
                                                                         --------------------       ---------------------
              (in millions of dollars, except per share amounts)          1997           1996         1997          1996
                                                                         ------         -----       -------       -------
              Revenues                                                   $539.5         512.4       1,094.0       1,003.2
              Benefits and expenses                                       454.6         431.3         907.4         855.2
                                                                         ------         -----       -------       -------
              Income from continuing operations before federal
                 income tax expense                                        84.9          81.1         186.6         148.0
              Federal income tax expense                                   29.7          29.0          65.3          51.7
                                                                         ------         -----       -------       -------
              Income from continuing operations                            55.2          52.1         121.3          96.3
              Income from discontinued operations, net of federal
                 income tax expense                                         --            3.1          --             7.3
                                                                         ------         -----       -------       -------
              Net income                                                 $ 55.2          55.2         121.3         103.6
                                                                         ======         =====       =======       =======

              Per common share:
                 Income from continuing operations                       $  .43           .40           .94           .75
                 Net income                                              $  .43           .43           .94           .81

              Weighted average number of common shares
                 outstanding (in millions)                                128.5         128.4         128.5         128.4

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            INTRODUCTION

            The following analysis of unaudited consolidated results of operations and financial condition of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

            Management's discussion and analysis of financial condition and results of operations contains forward-looking statements that are intended to enhance the reader's ability to assess the future financial performance of the Company. Because these statements are subject to numerous assumptions, risks, and uncertainties, actual results could be materially different. The following factors, among others, may have such an impact: changes in economic conditions; movements in interest rates and the stock markets; competitive pressures on product pricing and services; success and timing of business strategies; and the nature and extent of legislation and regulatory actions and reforms.

            The Company has three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports corporate income and expenses, investments and related investment income supporting capital not specifically allocated to its product segments and interest expense on debt in a Corporate and Other segment.


            RESULTS OF OPERATIONS

            Policy Charges. Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of variable annuities; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; surrender fees, which are charged as a percentage of assets withdrawn during a specified period (usually the first seven years) of annuity and certain life insurance contracts; and cost of insurance charges earned on universal life insurance products. For second quarter 1997, policy charges were $129.7 million, a 32% increase from $97.9 million in second quarter 1996. For the first half of 1997, policy charges were $250.1 million, a 34% increase from $186.5 million for the first six months of 1996. The increase in policy charges is due primarily to increases in separate account assets and the resulting higher levels of asset fees. Total separate account assets have increased 44% from $22.84 billion as of June 30, 1996 to $32.87 billion as of June 30, 1997.

            Life Insurance Premiums. Life insurance premiums are earned primarily from traditional life insurance in the Life Insurance segment, but are also earned from the sale of life-contingent immediate annuities in the Fixed Annuities segment. Life insurance premiums were $50.3 million during the three months ended June 30, 1997, representing a 2% increase from $49.3 million during the corresponding period of 1996. For the six months ended June 30, 1997, life insurance premiums were up 3% to $105.7 million compared to $103.1 million for the first half of 1996. The increase is primarily attributable to an increase in traditional life insurance in-force.

            Net Investment Income. Net investment income includes the gross investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income was $352.7 million and $694.1 million, respectively, for the three and six months ended June 30, 1997 compared to $340.2 million and $669.7 million for the corresponding periods in 1996. Net investment income has increased primarily as a result of growth in the Fixed Annuities segment.

            Realized Gains (Losses) on Investments. Realized gains and losses on investments are not considered by the Company to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses are reported in the Corporate and Other segment. Net realized losses on investments were $11.9 million in second quarter 1997 compared to realized gains of $5.8 million in second quarter 1996. On a year-to date basis, realized gains were $9.1 million through June 1997 compared to $9.4 million through June 1996. Realized gains in 1997 include $14.4 million recognized when securities of $850.0 million were paid to Nationwide Corp. as a dividend on February 24, 1997. See note 3 to the unaudited consolidated financial statements. The majority of the second quarter 1997 realized loss relates to an $11.0 million write-down of a single corporate bond investment due to deterioration in the credit quality of the issuer.

            Other Income. Other income consists of investment management fees earned by the Company from the management of Nationwide mutual funds, as well as commission and other income earned by the Company's marketing and distribution subsidiaries. Net investment management fees earned on Nationwide mutual fund assets selected as investment options for variable annuity products and variable life insurance products are reported in the Variable Annuities segment and Life Insurance segment, respectively. The Company also sells its mutual fund products separately, and investment management fees from these assets are included in the Corporate and Other segment. Other income was $18.7 million in second quarter 1997, down from $21.4 million in second quarter 1996. For the six months ended June 30, 1997 and 1996 other income was $33.2 million and $39.7 million, respectively. The decrease in other income is a result of a reduction in commission income earned by the Company's marketing and distribution subsidiaries.

            Benefits and Claims. Benefits and claims consist primarily of interest credited on fixed annuity products and life insurance benefits in the Life Insurance segment. Benefits and claims increased 4% to $297.0 million in second quarter 1997 from $285.2 million in second quarter 1996. On a year-to-date basis, benefits and claims increased 3% to $593.4 million through June 1997 from $575.2 million through June 1996. The increases reflect increases in both interest credited on fixed annuities and life insurance benefits.

            Policyholder Dividends. Policyholder dividends are paid on certain participating life insurance policies. Policyholder dividends were $11.6 million and $22.2 million in second quarter and for the first half of 1997, respectively, representing 3% decreases from the corresponding periods of 1996.

            Amortization of Deferred Policy Acquisition Costs (DAC). Amortization of DAC increased 13% from $34.9 million in second quarter 1996 to $39.6 million in second quarter 1997. For the first six months of 1997 amortization of DAC was $83.0 million, up 17% from $71.1 million in the first half of 1996. The increases are primarily attributable to an increase in variable annuity policy reserves.

            Interest Expense. Interest expense of $8.1 million and $10.0 million reported in second quarter and for the first half of 1997, respectively, represents interest on the Notes and Capital Securities accrued from the date of closing. See note 2 to the unaudited consolidated financial statements.

            Operating Expenses. Operating expenses were $98.3 million in second quarter 1997, an 8% increase from second quarter 1996 operating expenses of $91.1 million. Operating expenses were up 13% to $192.6 million for the first half of 1997 from $170.0 million for the first half of 1996. The increase is primarily due to an increase in the number of annuity and life insurance contracts in-force and the related increase in administrative processing costs. In addition, operating expenses in 1997 include approximately $20 million on technology projects related to year 2000 and the development of a new policy administration system for the traditional life insurance line.

            Federal Income Tax Expense. Federal income tax expense was $29.7 million and $32.6 million, representing effective tax rates of 35.0% and 35.7% for second quarter 1997 and 1996, respectively. For the first six months of 1997 and 1996 federal income tax expense was $66.9 million and $59.2 million, representing an effective tax rate of 35.0% for both periods.

            Net Operating Income. Net operating income is net income, excluding realized gains and losses on investments (net of related federal income tax) and discontinued operations. Net operating income for second quarter 1997 was $62.8 million, a 14% increase from second quarter 1996's $55.0 million. Net operating income was $117.9 million through June 1997, up 15% from $102.9 million through June 1996.

            Discontinued Operations. Discontinued operations include the results of (i) the three NLIC subsidiaries whose outstanding common stock, on September 24, 1996, was declared as a dividend to Nationwide Corp. and (ii) 100% of NLIC's accident and health and group life business which was ceded to affiliates during the third quarter of 1996. NLIC did not recognize any gain or loss on the disposal of these subsidiaries or discontinuance of the accident and health and group life insurance business. Income from discontinued operations was $3.1 million and $7.3 million during the second quarter and for the first half of 1996, respectively. There was no income from discontinued operations in 1997 as a result of the transfer by the Company of the ownership of the three subsidiaries to Nationwide Corp. on January 1, 1997 and the reinsurance agreements.


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

            On March 10, 1997, NFS sold, in a public offering, $300.0 million of 8% Senior Notes maturing March 1, 2027 with net proceeds of $294.5 million (the Notes Offering). On March 11, 1997 NFS sold, in an initial public offering, 23.6 million shares of newly-issued Class A common stock for net proceeds of $524.2 million (the Equity Offering). In addition, on March 11, 1997, Nationwide Financial Services Capital Trust (the Trust), a wholly owned subsidiary of NFS, sold, in a public offering, $100.0 million of 7.899% Capital Securities (the Capital Securities Offering). The proceeds from the Capital Securities Offering were used by the Trust to purchase 7.899% Junior Subordinated Deferrable Interest Debentures due March 1, 2037 of NFS. The Notes Offering and the Capital Securities Offering are collectively referred to as "the Fixed Income Offerings." Of the aggregate net proceeds from the Equity Offering and Fixed Income Offerings of $917.0 million, NFS contributed $836.8 million to NLIC as additional paid-in capital. The remaining $80.2 million was retained by NFS and is available to pay operating expenses and shareholder dividends.

            Because (i) the Special Dividends preceded the Equity Offering and the Fixed Income Offerings, and (ii) the net proceeds of $917.0 million from the Equity Offering and Fixed Income Offerings were invested at lower yields than the yield on the investments used to fund the $850 Million Dividend, the aggregate effects of the Special Dividends, the Equity Offering and the Fixed Income Offerings were approximately a $2.5 million reduction in net investment income for second quarter 1997 and a $6.7 million reduction in net investment income for the first six months of 1997. In addition, the Company reported interest expense on the Notes and Capital Securities of $8.1 million in the second quarter and $10.0 million in the first half of 1997, respectively.

            The following pro forma information presents the results of operations of the Company for the three and six month periods ended June 30, 1997 and 1996 with pro forma adjustments to net investment income and interest expense giving effect to (i) the Equity Offering, (ii) the Fixed Income Offerings, (iii) the $850 Million Dividend, and (iv) for 1996 only, the $50 Million Dividend, as if each had been consummated at the beginning of the period indicated. This pro forma information is not necessarily indicative of what would have occurred had the above transactions been made on the dates indicated, or of future results of the Company.

                                                                        Three months ended           Six months ended
                                                                             June 30,                    June 30,
                                                                       --------------------       ---------------------
              (in millions of dollars, except per share amounts)        1997           1996         1997          1996
                                                                       ------         -----       -------       -------
              Revenues                                                 $539.5         512.4       1,094.0       1,003.2
              Benefits and expenses                                     454.6         431.3         907.4         855.2
                                                                       ------         -----       -------       -------
              Income from continuing operations before federal
                 income tax expense                                      84.9          81.1         186.6         148.0
              Federal income tax expense                                 29.7          29.0          65.3          51.7
                                                                       ------         -----       -------       -------
              Income from continuing operations                          55.2          52.1         121.3          96.3
              Income from discontinued operations, net of federal
                 income tax expense                                       --            3.1           --            7.3
                                                                       ------         -----       -------       -------
              Net income                                               $ 55.2          55.2         121.3         103.6
                                                                       ======         =====       =======       =======

              Per common share:
                 Income from continuing operations                     $  .43           .40           .94           .75
                 Net income                                            $  .43           .43           .94           .81

              Weighted average number of common shares
                 outstanding (in millions)                              128.5         128.4         128.5         128.4

            The impact on the above per common share amounts of realized gains (losses) on investments was $(.06) and $.03 for the three months ended June 30, 1997 and 1996, respectively. On a year-to-date basis, realized gains on investments contributed $.04 and $.06 to the above per common share amounts in 1997 and 1996, respectively.


            RESULTS OF OPERATIONS BY SEGMENT

            The Company has three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports corporate income and expenses, investments and related investment income supporting capital not specifically allocated to its product segments, and interest expense on debt in a Corporate and Other segment. All information set forth below relating to the Company's Variable Annuities segment excludes the fixed option under the Company's variable annuity contracts. Such information is included in the Company's Fixed Annuities segment.

            The following tables present summary financial data for the Company by segment.

                                                                     Three months ended           Six months ended
                                                                           June 30,                   June 30,
                                                                    --------------------       ---------------------
              (in millions of dollars)                               1997           1996         1997          1996
                                                                    ------         -----       -------       -------
              REVENUES:
              Variable Annuities                                    $ 94.0          68.6         180.8         130.5
              Fixed Annuities                                        282.2         273.9         567.0         544.8
              Life Insurance                                         116.0         110.1         230.6         215.5
              Corporate and Other                                     59.2          56.2         104.7         108.2
                                                                    ------         -----       -------       -------
                   Total operating revenues                          551.4         508.8       1,083.1         999.0
              Realized gains (losses) on investments                 (11.9)          5.8           9.1           9.4
                                                                    ------         -----       -------       -------
                   Total revenues                                   $539.5         514.6       1,092.2       1,008.4
                                                                    ======         =====       =======       =======

              INCOME FROM CONTINUING OPERATIONS BEFORE
                   FEDERAL INCOME TAX EXPENSE:
              Variable Annuities                                    $ 34.8          18.9          64.2          37.1
              Fixed Annuities                                         44.1          39.4          81.7          73.0
              Life Insurance                                          13.7          15.1          30.7          29.7
              Corporate and Other                                      4.2          12.2           5.3          20.1
                                                                    ------         -----       -------       -------
                   Total operating income                             96.8          85.6         181.9         159.9
              Realized gains (losses) on investments                 (11.9)          5.8           9.1           9.4
                                                                    ------         -----       -------       -------
                   Total income from continuing operations before
                        federal income tax expense                  $ 84.9          91.4         191.0         169.3
                                                                    ======         =====       =======       =======

              (in millions of dollars)                           As of June 30,
                                                            -----------------------
                                                               1997          1996
                                                            ---------      --------
              POLICY RESERVES:
              Variable Annuities (1)                        $29,878.8      20,717.2
              Fixed Annuities (1)                            13,724.5      13,055.8
              Life Insurance                                  3,165.9       2,778.3
              Corporate and Other                             3,571.8       2,860.6
                                                            ---------      --------
                   Total policy reserves (2)                $50,341.0      39,411.9
                                                            =========      ========

              ----------
              (1) Policy reserves related to the fixed option under the
                  Company's variable annuity contracts are included in Fixed Annuities. As of June 30, 1997 and 1996, such policy reserves totaled $9.80 billion and $8.94 billion, respectively.
              (2) Total policy reserves as presented here are net of reinsurance and therefore differ from the amounts set forth in the Company's unaudited consolidated financial statements.


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

            Variable annuity revenues grew to $94.0 million during the second quarter and $180.8 million for the first six months of 1997, representing 37% and 39% increases, respectively, from the same periods of 1996. Revenues have increased as a result of growth in policyholder account balances (policy reserves) due to an increase in deposits and strong stock market performance, particularly during the second quarter of 1997. The growth in policy reserves has resulted in growth in asset fees, which were $85.0 million and $163.8 million in second quarter and for the first half of 1997, respectively, compared to $62.8 million and $119.6 million for the same periods in 1996. Total policy charges, which include asset fees, as a percentage of variable annuity policy reserves have remained relatively stable during the periods presented, reflecting no or minimal changes in the levels of policy charges for most variable annuity products.

            Income from Continuing Operations Before Federal Income Tax Expense. Income from continuing operations before federal income tax expense was $34.8 million in second quarter 1997, an 84% increase from second quarter 1996. Through the first half of the current year, variable annuity earnings increased 73% to $64.2 million compared to the first six months of 1996. The increase is due to growth in variable annuity policy reserves and the corresponding increase in policy charges, combined with expense levels which have decreased as a percentage of revenues. Operating expenses were $37.7 million and $33.8 million, or 55 basis points and 68 basis points of average variable annuity policy reserves, for second quarter 1997 and 1996, respectively. On a year-to-date basis, operating expenses were $74.4 million and $62.2 million, or 55 basis points and 66 basis points of average variable annuity policy reserves, for 1997 and 1996, respectively. During 1997, the Company has controlled its operating expenses by taking advantage of economies of scale and by increasing productivity through investments in technology.

            Policy Reserves. During second quarter 1997, variable annuity policy reserves increased $4.58 billion to $29.88 billion as of June 30, 1997 for a year-to-date increase of $5.60 billion in 1997 from $24.28 billion as of December 31, 1996. Compared to one year ago, variable annuity policy reserves are up 44% or $9.16 billion as of June 30,1997. Deposits were $1.94 billion and $1.75 billion in second quarter 1997 and 1996, respectively. Through June 1997, deposits were $3.77 billion compared to $3.44 billion through June 1996. During second quarter and for the first six months of 1997, variable annuity policy reserves reflect market appreciation of $3.26 billion and $3.10 billion compared to market appreciation of $524.6 million and $1.13 billion in the same periods of 1996. Withdrawals, surrenders, net transfers and policy charges resulted in a decrease in variable annuity policy reserves of $619.5 million and $329.0 million during second quarter 1997 and 1996, respectively, and on a year-to-date basis resulted in a decrease in variable annuity policy reserves of $1.27 billion and $614.1 million in 1997 and 1996, respectively.

            Statutory Premiums and Deposits. For second quarter 1997, statutory premiums and deposits were $1.94 billion, an increase of 11% from $1.75 billion in second quarter 1996. Tax qualified statutory premiums and deposits were 70% of total second quarter 1997 sales compared to 67% for second quarter 1996. Second quarter 1997 deposits through the financial institutions channel accounted for an increase of $88.1 million or 51% over second quarter 1996 due to growth in sales of bank proprietary annuities and the addition of new bank relationships. For the first half of 1997, statutory premiums and deposits were $3.77 billion, an increase of 10% from $3.44 billion in the first half of 1996. Tax-qualified statutory premiums and deposits were 71% of total sales for the first six months of 1997 compared to 67% for the same period of 1996. In the investment dealer channel, a 75 basis point commission enhancement introduced midway through first quarter was continued through June 1997. The commission enhancement has helped to build sales momentum in this channel which management believes should continue into the third and fourth quarters of 1997.

            Fixed Annuities

            Revenues. Revenues in the Fixed Annuities segment consist mainly of net investment income, which is earned on invested assets allocated to support fixed annuity policy reserves and shareholders' equity allocated to such segment. Total revenues were $282.2 million and $273.9 million in second quarter 1997 and 1996, respectively. Net investment income was $272.8 million and $264.1 million, representing average pre-tax yields on the assets supporting this segment of 8.23% and 8.36%, in second quarter 1997 and 1996, respectively. For the first half of 1997 total revenues were $567.0 million compared to $544.8 million for the first half of 1996. Through the first six months of 1997, net investment income was $542.3 million representing an average pre-tax yield of 8.19% compared to net investment income of $520.2 and an average pre-tax yield of 8.24% for the first six months of 1996.

            Interest Credited. Interest credited on account balances was $205.9 million and $199.1 million, representing crediting rates of 6.21% and 6.31%, for second quarter 1997 and 1996, respectively. The differential between net investment income and interest credited on account balances resulted in interest spreads of $66.9 million and $65.0 million, or 2.02% and 2.05%, for second quarter 1997 and 1996, respectively. Interest credited on account balances was $406.8 million and $398.8 million, representing crediting rates of 6.14% and 6.32% for the first half of 1997 and 1996, respectively. Interest spread increased to $135.5 million, or 2.05%, for the first six months of 1997 compared to $121.4 million, or 1.92%, through six months of 1996. Interest spreads vary depending on crediting rates offered by competitors, performance of the investment portfolio, changes in market interest rates and other factors. Interest spread in the third quarter is expected to remain comparable or widen modestly from first and second quarter levels as third quarter crediting rates for a majority of the fixed annuity products were lowered in response to declining interest rates. Beginning July 1 the Company introduced a 100 basis point first year bonus crediting rate on new sales for the individual BEST OF AMERICA annuity in the investment dealer channel.

            Income from Continuing Operations Before Federal Income Tax Expense. Income from continuing operations before federal income tax expense was $44.1 million and $81.7 million during second quarter and for the first six months of 1997, respectively, representing increases of 12% from the same periods of 1996. The change reflects the increase in interest spread discussed above, as well as a decrease in amortization of DAC as a result of changes in assumed future interest spreads related to the in-force individual fixed annuity business. The higher interest spreads and lower DAC amortization were partially offset by higher operating expenses associated with growth in policies in-force.

            Policy Reserves. During second quarter 1997, fixed annuity policy reserves increased $110.6 million to $13.72 billion as of June 30, 1997 for a year-to-date increase of $212.7 million in 1997 from $13.51 billion as of December 31, 1996. Compared to a year ago, fixed annuity policy reserves are up 5% or $668.7 million as of June 30, 1997. Deposits were $409.8 million and $366.3 million in second quarter 1997 and 1996, respectively. Through June 1997, deposits were $970.2 million compared to $808.1 million through June 1996. Withdrawals, surrenders, benefits and net transfers reduced policy reserves by $505.1 million and $430.2 million for the second quarter of 1997 and 1996, respectively, and $1.16 billion and $935.1 million on a year-to-date basis for 1997 and 1996, respectively. The increase in withdrawals for the first half of 1997 is primarily attributable to a single public sector group annuity contract with reserves of $105.9 million.

            Statutory Premiums and Deposits. For second quarter 1997, statutory premiums and deposits were $409.8 million, an increase of 12% from $366.3 million in second quarter 1996. Second quarter 1997 deposits from the financial institutions channel increased $58.3 million as a result of new bank relationships added late in 1996 and in 1997. Through mid-year 1997, statutory premiums and deposits were up 20% to $970.2 million compared to mid-year 1996 deposits of $808.1 million. Year-to-date 1997 deposits include a first quarter deposit through the public sector channel of $106.5 million from the transfer of assets from Cook County, Illinois.

            Life Insurance

            Revenues. Revenues in the Life Insurance segment consist of life insurance premiums and policy charges, as well as net investment income. Total revenues were $116.0 million and $110.1 million for second quarter 1997 and 1996, respectively. For the six months ended June 30, 1997, total revenues were $230.6 million compared to $215.5 million for the first half of 1996. The increase is attributed to increases in life insurance in-force with the majority of the growth coming from the variable universal life insurance product.

            Income from Continuing Operations Before Federal Income Tax Expense. Income from continuing operations before federal income tax expense was $13.7 million in second quarter 1997, a 9% decrease from $15.1 million in second quarter 1996. The decrease is primarily attributable to adverse mortality experience in the variable universal life insurance line and higher technology related expenses. For the first half of the year, life segment earnings were up slightly to $30.7 million in 1997 compared to $29.7 million in 1996. Overall improved earnings in the variable universal life insurance line was offset by higher expenses associated with technology-related costs in the traditional life insurance lines associated with the development of a new policy administration system.

            Life Insurance In-Force. Life insurance in-force was $39.74 billion and $34.79 billion as of June 30, 1997 and 1996, respectively. Of the growth in in-force from June 30, 1996 to June 30, 1997, $3.72 billion is attributable to variable universal life insurance which comprises 25% of total life insurance in-force as of June 30, 1997.

            Statutory Premiums. For second quarter 1997, statutory premiums were $128.8 million, an increase of 29% from $99.9 million in second quarter 1996. For the first half of 1997, statutory premiums increased 35% to $266.2 million compared to $197.1 million for the first half of 1996. Variable life insurance premiums accounted for $66.2 million and $142.9 million of the total life insurance premiums for the second quarter and first half of 1997, respectively, compared to $35.3 million and $70.4 million for the same periods of 1996. Premiums from the investment dealer channel more than doubled to $112.3 million in the first half of 1997, led by sales of bank-owned life insurance and flexible premium variable universal life insurance products.


            Corporate and Other

            Revenues. Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the three product segments, all realized investment gains and losses, investment management fees and other revenues earned from Nationwide mutual funds other than the portion allocated to the Variable Annuities and Life Insurance segments, commissions and other income earned by the marketing and distribution subsidiaries of the Company and net investment income and policy charges from group annuity contracts issued to Nationwide Insurance Enterprise employee and agent benefit plans. Total revenues excluding realized gains and losses were $59.2 million for second quarter 1997 compared to $56.2 million in second quarter 1996. The increase primarily reflects an increase in real estate and limited partnership investment income, as well as earnings growth from fee based investment management operations which have benefited from an increase in funds managed and from market appreciation. Year-to-date revenues excluding realized gains and losses were $104.7 million, down from $108.2 million a year ago. The second quarter revenue increase is offset on a year-to-date basis by lower commission income earned by the marketing and distribution subsidiaries of the Company and a reduction in first quarter 1997 net investment income as a result of the Special Dividends. Investment losses of $11.9 million were realized in second quarter 1997 compared to realized gains of $5.8 million in second quarter 1996. Year-to-date, realized investment gains were $9.1 million in 1997 compared to $9.4 million in 1996. Realized gains in 1997 include a first quarter gain of $14.4 million from the transfer of securities to fund the $850 Million Dividend offset by a second quarter $11.0 million write-down of a single corporate bond investment due to deterioration in the credit quality of the issuer.

            Interest Expense. Interest expense of $8.1 million and $10.0 million reported for the second quarter and first half of 1997, respectively, represents interest on the Notes and Capital Securities accrued from the date of closing. See note 2 to the unaudited consolidated financial statements.

            Income from Continuing Operations Before Federal Income Tax Expense. Income from continuing operations before federal income tax expense excluding realized gains and losses was $4.2 million and $12.2 million for second quarter 1997 and 1996, respectively, and $5.3 million and $20.1 million on year-to-date basis for 1997 and 1996, respectively. The decreases in the period to period comparisons primarily relate to interest expense on the Notes and Capital Securities issued in March 1997 and the impact on net investment income related to the Special Dividends. On a pro forma basis (See "Effects of Special Dividends, Equity Offerings and Fixed Income Offerings" for a discussion of pro forma adjustments), income from continuing operations before federal income tax expense excluding realized gains and losses was $0.9 million for the first six months of 1997 compared to a loss of $1.1 million for the first half of 1996.


            LIQUIDITY AND CAPITAL RESOURCES

            NFS is an insurance holding company whose principal asset is the common stock of NLIC. The principal sources of funds for NFS to pay principal, interest, dividends, and operating expenses are existing cash and investments, and dividends from NLIC and other subsidiaries. State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders. NFS currently does not expect such regulatory requirements to impair its ability to pay operating expenses and dividends in the future. However, NFS can give no assurance that dividends will be declared or paid by NFS.

            As a result of the $850 Million Dividend paid on February 24, 1997 and the dividend by NLIC of the stock of certain subsidiaries that do not operate in the long-term savings and retirement market, any dividend paid by NLIC during the twelve-month period immediately following the $850 Million Dividend would be an extraordinary dividend under Ohio insurance laws. Accordingly, no such dividend could be paid without prior regulatory approval. The Company has no reason to believe that any reasonably foreseeable dividend to be paid by NLIC would not receive the required approval.

            The Company's principal sources of funds are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies, operating expenses, commissions, and the purchase of investments. Net cash provided by (used in) operating activities (reflecting principally (i) premiums and contract charges collected, less (ii) benefits paid on life insurance products, plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was $45.8 million and ($57.9) million for the first half of 1997 and 1996, respectively. Net cash used in investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was $1.22 billion and $237.3 million in the first half of 1997 and 1996, respectively. Net cash provided by financing activities (principally reflecting net proceeds from the Equity Offering and the Fixed Income Offerings in 1997 only and deposits to investment product and universal life insurance product account balances less withdrawals from such account balances) was $1.22 billion and $363.9 million for the first half of 1997 and 1996, respectively.

            Given the Company's historic cash flow and current financial results, management of the Company believes that the cash flow from the operating activities of the Company over the next year will provide sufficient liquidity for the operations of the Company, as well as provide sufficient funds to enable the Company to make dividend payments.

            On June 11, 1997 NFS declared a dividend of $.06 per common share with a record date of July 1, 1997. The dividend, totaling $7.7 million, was paid July 15, 1997.

            INVESTMENTS

            General

            The Company's assets are divided between separate account and general account assets. As of June 30, 1997, $32.87 billion (or 61%) of the Company's total assets were held in separate accounts and $20.89 billion (or 39%) were held in the Company's general account, including $18.63 billion of general account investments. Separate account assets consist primarily of deposits from the Company's variable annuity business. Most separate account assets are invested in various mutual fund options available within the variable annuity products sold by the Company. All of the investment risk in the Company's separate account assets is borne by the Company's customers, with the exception of $313.5 million of policy reserves as of June 30, 1997 ($280.2 million as of December 31, 1996) for which the Company bears the investment risk.

            Fixed Maturity Securities

            As of June 30, 1997, general account fixed maturity securities available-for-sale were $12.32 billion (or 66%) of the carrying value of consolidated general account invested assets. As of such date, public and private fixed maturity securities available-for-sale constituted $8.17 billion (or 66%) and $4.15 billion (or 34%), respectively, of total general account fixed maturity securities available-for-sale.

            The amortized cost and estimated fair value of fixed maturity securities available-for-sale were as follows as of June 30, 1997:

                                                                                   Gross             Gross
                                                               Amortized         unrealized        unrealized      Estimated
                (in millions of dollars)                          cost             gains             losses        fair value
                                                               ---------         ----------        ----------      ----------
                Fixed maturity securities:
                   U.S. Treasury securities
                      and obligations of U.S. government
                      corporations and agencies                $   288.5              3.0              (.8)            290.7
                   Obligations of states and political
                      subdivisions                                   0.3              -                -                 0.3
                   Debt securities issued by foreign
                      governments                                   87.7              1.7             (1.0)             88.4
                   Corporate securities                          7,947.8            237.6            (41.8)          8,143.6
                   Mortgage-backed securities                    3,725.6             84.3            (13.1)          3,796.8
                                                               ---------            -----            -----          --------
                                                               $12,049.9            326.6            (56.7)         12,319.8
                                                               =========            =====            =====          ========

            The amortized cost and estimated fair value of fixed maturity securities available-for-sale were as follows as of December 31, 1996:

                                                                                   Gross             Gross
                                                               Amortized         unrealized        unrealized      Estimated
                (in millions of dollars)                         cost              gains             losses        fair value
                                                               ---------         ----------        ----------      ----------
                Fixed maturity securities:
                   U.S. Treasury securities
                      and obligations of U.S. government
                      corporations and agencies                $   275.7              4.8             (1.3)            279.2
                   Obligations of states and political
                      subdivisions                                   6.2              0.5              --                6.7
                   Debt securities issued by foreign
                      governments                                  100.7              2.1             (0.9)            101.9
                   Corporate securities                          7,999.3            285.9            (33.7)          8,251.5
                   Mortgage-backed securities                    3,589.0             91.4            (15.1)          3,665.3
                                                               ---------            -----            -----          --------
                                                               $11,970.9            384.7            (51.0)         12,304.6
                                                               =========            =====            =====          ========

            The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company's general account fixed maturity securities, 98% by the carrying value were in the highest two NAIC Designations as of June 30, 1997.

            The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company's general account fixed maturity securities portfolio as of June 30, 1997 and December 31, 1996.

                     General Account Fixed Maturity Securities - Credit Quality

                                                                 As of June 30, 1997        As of December 31, 1996
                                                                ---------------------       -----------------------
                   NAIC               Rating Agency             Carrying        % of          Carrying       % of
              Designation (1)   Equivalent Designation (2)        Value        Total            Value       Total
              ---------------   --------------------------      ---------      ------         ---------     ------
                                                                               (in millions of dollars)
                     1          Aaa/Aa/A                        $ 8,405.2       68.2%         $ 8,453.4      68.7%
                     2          Baa                               3,667.3       29.8            3,629.9      29.5
                     3          Ba                                  209.4        1.7              166.6       1.3
                     4          B                                    35.5        0.3               49.7       0.4
                     5          Caa and lower                         8.4        --                10.9       0.1
                     6          In or near default                    --         --                 --        --
                                                                ---------      -----          ---------     -----
                                                                $12,325.8      100.0%         $12,310.5     100.0%
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

            During the second quarter of 1997, the Company recorded a write-down of a single corporate bond investment due to deterioration in the credit quality of the issuer. Prior to the write-down the bond had an amortized cost of $27.5 million. The write-down resulted in a realized loss of $11.0 million.

            The Company maintains significant general account investments in mortgage-backed securities (MBSs). The Company's general account MBS investments include residential MBSs and commercial MBSs. As of June 30, 1997, MBSs were $3.80 billion (or 31%) of the carrying value of the general account fixed maturity securities available-for-sale, all of which were guaranteed by the U.S. government or an agency of the U.S. government.

            The Company believes that general account MBS investments add diversification, liquidity, credit quality and additional yield to its general account fixed maturity securities portfolio. The objective of the Company's general account MBS investments is to provide reasonable cash flow stability and increased yield. General account MBS investments include collateralized mortgage obligations
            (CMOs), Real Estate Mortgage Investment Conduits (REMICs) and mortgage-backed pass-through securities. The Company's general account MBS investments do not include interest-only securities or principal-only securities or other MBSs which may exhibit extreme market volatility.

            Prepayment risk is an inherent risk of holding MBSs. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs. As of June 30, 1997, $2.65 billion (or 70%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO/REMIC security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class.

            The following table sets forth the distribution by investment type of the Company's general account MBS portfolio as of June 30, 1997 and December 31, 1996.

                   General Account Mortgage-Backed Securities - Investment Type

                                                          As of June 30, 1997      As of December 31, 1996
                                                        -----------------------    -----------------------
                                                        Carrying          % of       Carrying       % of
              (in millions of dollars)                    Value          Total         Value       Total
                                                        --------         ------      --------      ------
              Accrual                                   $   43.3           1.1%      $   41.4        1.1%
              Planned Amortization Class                 2,645.4          69.7        2,970.6       81.0
              Sequential                                     2.0           0.1            2.5        0.1
              Scheduled                                    162.2           4.3          167.2        4.6
              Targeted Amortization Class                   87.8           2.3           87.7        2.4
              Very Accurately Defined Maturity             492.4          13.0          395.9       10.8
              FHLMC Gold Participation Certificates        363.7           9.5            --         --
                                                        --------         -----       --------      -----
                                                        $3,796.8         100.0%      $3,665.3      100.0%
                                                        ========         =====       ========      =====

            Pursuant to the Company's investment policies, the Company does not invest in derivative securities other than MBSs.


            Mortgage Loans

            As of June 30, 1997, general account mortgage loans were $5.14 billion (or 28%) of the carrying value of consolidated general account invested assets.

            In June 1997, the Company exchanged approximately $360 million of multifamily mortgage loans with the Federal Home Loan Mortgage Corporation (FHLMC) for FHLMC gold participation certificates supported by the exchanged loans. The transaction resulted in the reclassification of the exchanged amount from mortgage loans on real estate to fixed maturity securities available-for-sale on the Company's balance sheet. No gain or loss was recognized as a result of the exchange.

            The following table sets forth the delinquency, foreclosure and restructured commercial mortgage loan experience for the Company and for the life insurers reporting to the American Council of Life Insurance (ACLI) for the periods indicated.

                The Company and Life Insurance Industry Problem Loan Comparison

                                                For the Six Months     For the Six Months        For the Year Ended
                                               Ended June 30, 1997     Ended June 30, 1996       December 31, 1996
                                               --------------------    -------------------      --------------------
                                               Company     ACLI (1)    Company    ACLI (2)      Company     ACLI (2)
                                               -------     --------    -------    --------      -------     --------
              Delinquent (3)                    0.28%         --%       0.34%       2.59%         0.79%       1.79%
              In foreclosure (4)                0.28          --        0.34        1.54          0.79        1.10
              Restructured (5)                  1.18          --        1.24        7.87          1.11        6.81
                                                ----         ---        ----       -----          ----        ----
                   Subtotal                     1.46          --        1.58       10.46          1.90        8.60
              Foreclosed - year to date         0.61          --        0.37        0.67          0.35        1.01
                                                ----         ---        ----       -----          ----        ----
                   Total                        2.07%         --%       1.95%      11.13%         2.25%       9.61%
                                                ====         ===        ====       =====          ====        ====

              ----------
              (1) ACLI data for the six months ended June 30, 1997 are not yet available.
              (2) Source: ACLI Investment Bulletins entitled "Quarterly Survey of Mortgage Loan Delinquencies and Foreclosures," numbers 1348 and 1367, dated September 4, 1996 and March 6, 1997, respectively.
              (3) Commercial mortgage loans are classified by the Company and the ACLI as delinquent when they are 60 days or more past due.
              (4) Delinquent includes loans in foreclosure; therefore, subtotal and total lines exclude "In foreclosure" amounts.
              (5) Commercial mortgage loans are classified by the Company and the ACLI as restructured when they are in good standing, but the basic terms have been modified as a result of an actual or anticipated delinquency.

                           PART II - OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

            The Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

            In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits, relating to life insurance pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements. In October 1996, a policyholder of NLIC filed a complaint in Alabama state court against NLIC and an agent of NLIC (Wayne M. King v. Nationwide Life Insurance Company and Danny Nix) related to the sale of a whole life policy on a "vanishing premium" basis and seeking unspecified compensatory and punitive damages. The King case was dismissed with prejudice on June 25, 1997 pursuant to an agreement between the parties. In February 1997, NLIC was named as a defendant in a lawsuit filed in New York Supreme Court also related to the sale of whole life policies on a "vanishing premium" basis (John H. Snyder v. Nationwide Mutual Insurance Company, Nationwide Mutual Insurance Co. and Nationwide Life Insurance Co.). The plaintiff in such lawsuit seeks to represent a national class of NLIC's policyholders and claims unspecified compensatory and punitive damages. This lawsuit is in the early stage and has not been certified as a class action. On April 22, 1997, a motion to dismiss the Snyder complaint in its entirety was filed by the defendants, and the plaintiff has opposed such motion. There can be no assurance that any litigation relating to pricing and sales practices will not have a material adverse effect on the Company in the future.

ITEM 2      CHANGES IN SECURITIES

            NFS reacquired 774, 676 and 714 shares of its Class A Common Stock, par value $.01 per share in brokerage transactions on the last business day of April, May and June, respectively, for an aggregate purchase price of $18,992.97, $18,881.38 and $18,771.51, respectively. All amounts include brokers' commissions. Pursuant to the Stock Retainer Plan for Non-Employee Directors, 774, 676 and 714 shares of Class A Common Stock were subsequently reissued by NFS on the last business day of April, May and June, respectively, at a price of $24.25, $27.75 and $26.25 per share, respectively, to NFS' directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Rule 506 promulgated thereunder.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5      OTHER INFORMATION

            None.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

                                                                                 Page
                                                                                 ----
              (a)     Exhibits:

                      11   Computation of Earnings Per Share                      26

                      27   Financial Data Schedule (electronic filing only)

              (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three month period ended June 30, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NATIONWIDE FINANCIAL SERVICES, INC.
                                     -----------------------------------
                                                (Registrant)


Date: August 14, 1997                /s/ Mark R. Thresher
                                     ------------------------------------------
                                     Mark R. Thresher, Vice President - Finance
                                      and Treasurer (Chief Accounting Officer)