Form 10-Q
period 1997-09-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 1997-11-13
CIK 1029786

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997    COMMISSION FILE NO. 1-12785


                      NATIONWIDE FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        31-1486870
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                              ONE NATIONWIDE PLAZA
                              COLUMBUS, OHIO 43215
                                 (614) 249-7111
              (Address, including zip code, and telephone number,
       including area code, of Registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)and (2) has been subject to the filing requirements for at least the past 90 days.

                                    YES  X    NO
                                    ------    ------

CLASS A COMMON STOCK - 23,783,136 SHARES ISSUED AND OUTSTANDING AS OF
  (Title of Class)     NOVEMBER 12, 1997


CLASS B COMMON STOCK - 104,745,000 SHARES ISSUED AND
  (Title of Class)     OUTSTANDING AS OF NOVEMBER 12, 1997

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

PART I       FINANCIAL INFORMATION                                                                                      Page
                                                                                                                        ----
             Item 1      Unaudited Consolidated Financial Statements                                                     3

             Item 2      Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                                       10

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                                              22

             Item 2      Changes in Securities                                                                          22

             Item 3      Defaults Upon Senior Securities                                                                22

             Item 4      Submission of Matters to a Vote of Security Holders                                            22

             Item 5      Other Information                                                                              22

             Item 6      Exhibits and Reports on Form 8-K                                                               23

SIGNATURE                                                                                                               24

                         PART I - FINANCIAL INFORMATION

ITEM 1      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
               (in millions of dollars, except per share amounts)

                                                                                            (Unaudited)
                                                                                           September 30,     December 31,
                                         Assets                                                 1997             1996
                                         ------                                           ----------------- ----------------
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturity securities (cost $12,313.6 in 1997; $11,970.9 in 1996)                   $12,738.7          12,304.6
      Equity securities (cost $60.8 in 1997; $43.9 in 1996)                                        73.8              59.1
   Fixed maturity securities held-to-maturity, at amortized cost (fair value $6.0
      in 1997; $5.9 in 1996)                                                                        6.0               5.9
   Mortgage loans on real estate, net                                                           5,135.4           5,272.1
   Real estate, net                                                                               305.1             265.8
   Policy loans                                                                                   403.9             371.8
   Other long-term investments                                                                     23.0              28.7
   Short-term investments                                                                         522.3               9.3
                                                                                          ----------------- ----------------
                                                                                               19,208.2          18,317.3
                                                                                          ----------------- ----------------
Cash                                                                                              104.8              43.2
Accrued investment income                                                                         221.3             210.2
Deferred policy acquisition costs                                                               1,570.0           1,366.5
Investment in subsidiaries classified as discontinued operations                                    -               485.7
Other assets                                                                                      415.8             420.6
Assets held in Separate Accounts                                                               36,791.6          26,926.7
                                                                                          ----------------- ----------------
                                                                                              $58,311.7          47,770.2
                                                                                          ================= ================

                          Liabilities and Shareholders' Equity
                          ------------------------------------

Future policy benefits and claims                                                             $17,817.8          17,179.1
Policyholders' dividend accumulations                                                             369.4             361.4
Other policyholder funds                                                                           59.7              60.1
Accrued federal income tax:
   Current                                                                                         44.9              29.2
   Deferred                                                                                       203.9             158.9
                                                                                          ----------------- ----------------
                                                                                                  248.8             188.1
                                                                                          ----------------- ----------------
Dividend payable                                                                                    7.7             485.7
Long-term debt                                                                                    298.4               -
Other liabilities                                                                                 595.9             437.4
Liabilities related to Separate Accounts                                                       36,791.6          26,926.7
                                                                                          ----------------- ----------------
                                                                                               56,189.3          45,638.5
                                                                                          ----------------- ----------------
NFS-obligated mandatorily redeemable preferred securities of subsidiary
   trust holding solely junior subordinated debentures of NFS                                     100.0               -
                                                                                          ----------------- ----------------

Shareholders' equity:
   Class A common shares, $0.01 par value. Authorized 750.0 million shares,
      23.8 million shares issued and outstanding                                                    0.2               -
   Class B common shares, $0.01 par value. Authorized 750.0 million shares,
      104.7 million shares issued and outstanding                                                   1.0               1.0
   Additional paid-in capital                                                                     629.2             551.4
   Retained earnings                                                                            1,179.8           1,405.7
   Unearned compensation                                                                           (1.2)              -
   Unrealized gains on securities available-for-sale, net                                         213.4             173.6
                                                                                          ----------------- ----------------
                                                                                                2,022.4           2,131.7
                                                                                          ----------------- ----------------
                                                                                              $58,311.7          47,770.2
                                                                                          ================= ================

See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)
               (in millions of dollars, except per share amounts)

                                                                         Three months ended            Nine months ended
                                                                           September 30,                 September 30,
                                                                     ---------------------------   ---------------------------
                                                                         1997          1996            1997          1996
                                                                     ------------- -------------   ------------- -------------
Revenues:
  Investment product and universal life insurance product
    policy charges                                                       $143.3         102.3           393.4         288.8
  Life insurance premiums                                                  50.2          47.2           155.9         150.3
  Net investment income                                                   356.8         339.9         1,050.9       1,009.6
  Realized gains (losses) on investments                                   (4.8)         (5.1)            4.3           4.3
  Other income                                                             16.4          13.0            49.6          52.7
                                                                     ------------- -------------   ------------- -------------
                                                                          561.9         497.3         1,654.1       1,505.7
                                                                     ------------- -------------   ------------- -------------

Benefits and expenses:
  Interest credited                                                       256.0         245.6           756.9         732.9
  Other benefits and claims                                                41.8          51.5           134.3         139.4
  Provision for policyholders' dividends on participating policies          9.1           8.7            31.3          31.5
  Amortization of deferred policy acquisition costs                        43.7          25.7           126.7          96.8
  Interest expense                                                          8.0           -              18.0           -
  Other operating expenses                                                103.0          82.2           295.6         252.2
                                                                     ------------- -------------   ------------- -------------
                                                                          461.6         413.7         1,362.8       1,252.8
                                                                     ------------- -------------   ------------- -------------

          Income from continuing operations before federal
            income tax expense                                            100.3          83.6           291.3         252.9
                                                                     ------------- -------------   ------------- -------------

Federal income tax expense (benefit):
   Current                                                                 25.5          39.5            78.5          98.1
   Deferred                                                                 9.4         (10.0)           23.3          (9.4)
                                                                     ------------- -------------   ------------- -------------
                                                                           34.9          29.5           101.8          88.7
                                                                     ------------- -------------   ------------- -------------

          Income from continuing operations                                65.4          54.1           189.5         164.2

Income from discontinued operations (less federal income
   tax expense of $1.0 and $5.0 in 1996)                                    -             2.3             -             9.6
                                                                     ------------- -------------   ------------- -------------

          Net income                                                    $  65.4          56.4           189.5         173.8
                                                                     ============= =============   ============= =============

Per common share:
   Income from continuing operations                                    $  0.51          0.52            1.55          1.57
   Net income                                                           $  0.51          0.54            1.55          1.66
   Cash dividends declared                                              $  0.06          -               0.12          -

Weighted average number of common shares
   outstanding (in millions)                                              128.5         104.7           122.5         104.7



See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                                  (Unaudited)
                 Nine Months Ended September 30, 1997 and 1996
                            (in millions of dollars)

                                                                                                      Unrealized
                                                                                                        gains
                                                                                                       (losses)
                                  Class A    Class B    Additional                                  on securities      Total
                                  common      common     paid-in       Retained        Unearned       available-   shareholders'
                                  shares      shares     capital       earnings      compensation   for-sale, net      equity
                                ---------- ----------- ------------ ------------- ---------------- --------------- ---------------
1996:

  Balance, January 1, 1996         $ -           1.0        680.7       1,550.7            -              384.3        2,616.7
  Net income                         -           -            -           173.8            -                -            173.8
  Dividends to shareholder           -           -          (79.3)       (358.3)           -              (28.6)        (466.2)
  Unrealized losses on
     securities available-for-
     sale, net                       -           -            -             -              -             (249.8)        (249.8)
                                ---------- ----------- ------------ ------------- ---------------- --------------- ---------------
  Balance, September 30, 1996      $ -           1.0        601.4       1,366.2            -              105.9        2,074.5
                                ========== =========== ============ ============= ================ =============== ===============



1997:
  Balance, January 1, 1997           -           1.0        551.4       1,405.7            -              173.6        2,131.7
  Issuance of Class A
     common shares                   0.2         -          524.0           -              -                -            524.2
  Net income                         -           -            -           189.5            -                -            189.5
  Dividends to shareholders          -           -         (450.0)       (415.4)           -                -           (865.4)
  Class A common shares
     issued for long-term
     incentive plans                 -           -            3.8           -             (1.5)             -              2.3
  Amortization of unearned
     compensation                    -           -            -             -              0.3              -              0.3
  Unrealized gains on
     securities available-for-
     sale, net                                   -            -             -              -               39.8           39.8
                                ---------- ----------- ------------ ------------- ---------------- --------------- ---------------
  Balance, September 30, 1997       $0.2         1.0        629.2       1,179.8           (1.2)           213.4        2,022.4
                                ========== =========== ============ ============= ================ =============== ===============



See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                 Nine Months Ended September 30, 1997 and 1996
                            (in millions of dollars)

                                                                                                     1997            1996
                                                                                                --------------  --------------
  Cash flows from operating activities:
    Net income                                                                                  $    189.5           173.8
    Adjustments to reconcile net income to net cash provided by operating activities:
        Capitalization of deferred policy acquisition costs                                         (358.2)         (313.7)
        Amortization of deferred policy acquisition costs                                            126.7            96.8
        Amortization and depreciation                                                                  0.4             6.2
        Realized gains on investments, net                                                            (4.3)           (4.3)
        Deferred federal income tax                                                                   23.3            20.2
        Increase in accrued investment income                                                        (11.1)           (2.5)
        Decrease (increase)  in other assets                                                           5.9           (33.5)
        Increase in policyholder account balances                                                     58.2           233.3
        Increase in policyholders' dividend accumulations                                              8.0            10.0
        Increase (decrease) in accrued federal income tax payable                                     15.7            (0.1)
        Increase in other liabilities                                                                158.5           177.1
        Other, net                                                                                     1.9           (31.4)
                                                                                                --------------  --------------
          Net cash provided by operating activities                                                  214.5           331.9
                                                                                                --------------  --------------

  Cash flows from investing activities:
    Proceeds from maturity of securities available-for-sale                                          640.8           917.4
    Proceeds from sale of securities available-for-sale                                              248.7           223.3
    Proceeds from repayments of mortgage loans on real estate                                        296.1           191.1
    Proceeds from sale of real estate                                                                 23.2            16.1
    Proceeds from repayments of policy loans and sale of other invested assets                        19.8            18.6
    Cost of securities available-for-sale acquired                                                (1,732.1)       (1,047.9)
    Cost of mortgage loans on real estate acquired                                                  (552.2)         (721.7)
    Cost of real estate acquired                                                                     (24.3)           (4.8)
    Policy loans issued and other invested assets acquired                                           (48.2)          (43.1)
    Short-term investments, net                                                                     (514.1)          (55.4)
                                                                                                --------------  --------------
          Net cash used in investing activities                                                   (1,642.3)         (506.4)
                                                                                                --------------  --------------

  Cash flows from financing activities:
    Net proceeds from issuance of Class A common shares                                              524.2             -
    Net proceeds from issuance of NFS-obligated mandatorily redeemable preferred
        securities of subsidiary trust                                                                98.3             -
    Net proceeds from issuance of long-term debt                                                     294.5             -
    Cash dividends paid                                                                               (7.7)           (2.0)
    Increase in investment product and universal life insurance product account balances           2,343.1         1,851.3
    Decrease in investment product and universal life insurance product account balances          (1,763.0)       (1,597.0)
                                                                                                --------------  --------------
          Net cash provided by financing activities                                                1,489.4           252.3
                                                                                                --------------  --------------

  Net increase in cash                                                                                61.6            77.8

  Cash, beginning of period                                                                           43.2            10.1
                                                                                                --------------  --------------
  Cash, end of period                                                                           $    104.8            87.9
                                                                                                ==============  ==============



See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements
                      Nine Months Ended September 30, 1997

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

         Certain items in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

(2)      Initial Public Offerings

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

         On March 11, 1997, NFS sold, in an initial public offering, 23.6 million shares of its newly-issued Class A common stock for net proceeds of $524.2 million (the Equity Offering). Nationwide Corp. continues to own all of the outstanding shares of Class B common stock, which represents approximately 98% of the combined voting power of the stockholders of NFS. During the first quarter of 1997, NFS's Board of Directors approved a 104,745 for one split of the Company's Class B common stock, which became effective February 10, 1997. Share information for all periods presented has been restated to reflect the split.

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

         On February 24, 1997, NLIC paid a dividend to NFS, and NFS paid an equivalent dividend to Nationwide Corp., consisting of securities having an aggregate fair value of $850.0 million. The Company recognized a gain of $14.4 million on the transfer of securities.

         On August 13, 1997 NFS declared a dividend of $0.06 per common share with a record date of October 1, 1997. The dividend, totaling $7.7 million, was paid October 15, 1997. NFS also made a dividend payment totaling $7.7 million on July 15, 1997.

(4)      Pro Forma Results of Operations

         The following unaudited pro forma information presents the results of operations of the Company for the three and nine month periods ended September 30, 1997 and 1996, with pro forma adjustments to net investment income and interest expense giving effect to (i) the Equity Offering and companion offerings of the Notes and the Capital Securities, (ii) the $850.0 million dividend paid by the Company on February 24, 1997 and (iii) for 1996 only, a $50.0 million dividend paid by the Company to Nationwide Corp. on December 31, 1996, as if each had been consummated at the beginning of the year indicated. This pro forma information is not necessarily indicative of what would have occurred had the above transactions been made on the dates indicated, or of future results of the Company.

                                                                        Three months ended           Nine months ended
                                                                          September 30,                September 30,
                                                                    --------------------------- ----------------------------
              (in millions of dollars, except per share amounts)        1997          1996          1997          1996
                                                                    ------------- ------------- ------------- --------------
              Revenues                                                  $561.9         495.8       1,655.9       1,499.0
              Benefits and expenses                                      461.6         421.7       1,369.0       1,276.9
                                                                    ------------- ------------- ------------- --------------
              Income from continuing operations before federal
                income tax expense                                       100.3          74.1         286.9         222.1
              Federal income tax expense                                  34.9          26.2         100.3          77.9
                                                                    ------------- ------------- ------------- --------------
              Income from continuing operations                           65.4          47.9         186.6         144.2
              Income from discontinued operations, net of federal
                 income tax expense                                        -             2.3           -             9.6
                                                                    ------------- ------------- ------------- --------------
              Net income                                                $ 65.4          50.2         186.6         153.8
                                                                    ============= ============= ============= ==============

              Per common share:
                Income from continuing operations                       $ 0.51          0.37          1.45          1.12
                Net income                                              $ 0.51          0.39          1.45          1.20

              Weighted average number of common shares
                outstanding (in millions)                                128.5         128.4         128.5         128.4

              The impact on the above per common share amounts of realized gains (losses) on investments was $(.02) and $(.03) for the three months ended September 30, 1997 and 1996, respectively. On a year-to-date basis, realized gains on investments contributed $.02 and $.03 to the above per common share amounts in 1997 and 1996, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              INTRODUCTION

              The following analysis of unaudited consolidated results of operations and financial condition of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

              Management's discussion and analysis of financial condition and results of operations contains forward-looking statements that are intended to enhance the reader's ability to assess the future financial performance of the Company. These forward-looking statements are not based on historical information and are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Because these statements are subject to numerous assumptions, risks, and uncertainties, actual results could be materially different. The following factors, among others, may have such an impact: changes in economic conditions; movements in interest rates and the stock markets; competitive pressures on product pricing and services; success and timing of business strategies; and the nature and extent of legislation and regulatory actions and reforms.

              The Company has three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports corporate income and expenses, investments and related investment income supporting capital not specifically allocated to its product segments and interest expense on debt in a Corporate and Other segment.

              RESULTS OF OPERATIONS

              The Company reported net income of $65.4 million, or $0.51 per share, for third quarter 1997 compared with $56.4 million, or $0.54 per share, for the same period last year. For the first nine months of the year, net income was $189.5 million, or $1.55 per share, versus $173.8 million, or $1.66 per share, in the corresponding period of 1996.

              Net operating income, which excludes the effects of realized gains and losses on investments (net of related federal income taxes) and income from discontinued operations, was $68.3 million, or $0.53 per share, for third quarter 1997. Stated on a pro forma basis to include the effects of transactions related to the Company's initial public offering in March 1997 as described in note 4 to the accompanying unaudited consolidated financial statements, net operating income was $183.3 million, or $1.43 per share, for the first nine months of 1997. These amounts compare to pro forma net operating income of $51.2 million, or $0.40 per share, and $140.3 million, or $1.09 per share, for third quarter and the first nine months of 1996, respectively.

              Total revenues for third quarter 1997, excluding realized gains and losses on investments, increased 13% to $566.7 million compared to $502.4 million for third quarter 1996. Year-to-date, revenues increased 10% to $1.65 billion compared to $1.50 billion a year ago. The increases in revenues were primarily driven by increases in policy charges and net investment income.

              Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of variable annuities; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; surrender fees, which are charged as a percentage of assets withdrawn during a specified period (usually the first seven years) of annuity and certain life insurance contracts; and cost of insurance charges earned on universal life insurance products. For third quarter 1997, policy charges were $143.3 million, a 40% increase from $102.3 million in third quarter 1996. Through nine months of 1997, policy charges were $393.4 million, a 36% increase from $288.8 million for the first nine months of 1996. The increase in policy charges is due primarily to increases in separate account assets and the resulting higher levels of asset fees. Total separate account assets have increased 49% from $24.67 billion as of September 30, 1996 to $36.79 billion as of September 30, 1997.

              Net investment income includes the gross investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income was $356.8 million and $1.05 billion, respectively, for the three and nine month periods ended September 30, 1997 compared to $339.9 million and $1.01 billion for the corresponding periods in 1996. Net investment income has increased primarily as a result of the increase in invested assets to support growth in fixed annuity policy reserves.

              Realized gains and losses on investments are not considered by the Company to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses are reported in the Corporate and Other segment. Net realized losses on investments were $4.8 million in third quarter 1997 compared to realized losses of $5.1 million in third quarter 1996. On a year-to-date basis, the Company reported net realized gains of $4.3 million in both 1997 and 1996. Realized gains in 1997 include $14.4 million recognized when securities of $850.0 million were paid to Nationwide Corp. as a dividend on February 24, 1997. See note 3 to the unaudited consolidated financial statements. Also, during 1997, the Company recorded realized losses of $5.2 million and $11.0 million during the third and second quarter, respectively, related to the write-down of a single corporate bond investment due to deterioration in the credit quality of the issuer.

              Total benefits and expenses were $461.6 million and $1.36 billion, respectively, for the three and nine months ended September 30, 1997, compared with $413.7 million and $1.25 billion for the corresponding periods in 1996. The increases in expenses were attributable to increases in amortization of deferred policy acquisition costs (DAC) and other operating expenses. Also, interest expense of $8.0 million and $18.0 million, respectively, for third quarter and year-to-date periods has been recorded in 1997 on the Notes and Capital Securities issued in March 1997 as described in note 2 to the unaudited consolidated financial statements.

              Amortization of DAC increased 70% from $25.7 million in third quarter 1996 to $43.7 million in third quarter 1997. Amortization of DAC in third quarter 1996 was reduced $14.8 million due to changes in estimates of expected future profits as a result of favorable investment and persistency experience. For the first nine months of 1997, amortization of DAC was $126.7 million, up 31% from $96.8 million in the first nine months of 1996. In addition to the $14.8 million reduction in 1996, the increase is principally related to increased business in the Variable Annuities segment.

              Operating expenses were $103.0 million in third quarter 1997, a 25% increase from third quarter 1996 operating expenses of $82.2 million. Operating expenses were up 17% to $295.6 million for the nine months ended September 30, 1997 from $252.2 million for the same period of 1996. The increase is primarily due to an increase in the number of annuity and life insurance contracts in-force and the related increase in administrative processing costs. In addition, operating expenses in third quarter 1997 include approximately $10 million on technology projects related to year 2000 and the development of a new policy administration system for the traditional life insurance line bringing year to date expenses on these projects to approximately $30 million.

              Federal income tax expense was $34.9 million and $29.5 million, representing effective tax rates of 34.8% and 35.3% for third quarter 1997 and 1996, respectively. For the first nine months of 1997 and 1996 federal income tax expense was $101.8 million and $88.7 million, representing effective tax rates of 34.9% and 35.1%, respectively.

              Discontinued operations include the results of (i) the three NLIC subsidiaries whose outstanding common stock, on September 24, 1996, was declared as a dividend to Nationwide Corp. and (ii) NLIC's accident and health and group life business which was ceded to affiliates during the third quarter of 1996. NLIC did not recognize any gain or loss on the disposal of these subsidiaries or discontinuance of the accident and health and group life insurance business. Income from discontinued operations was $2.3 million and $9.6 million during the third quarter and for the first nine months of 1996, respectively. There was no income from discontinued operations in 1997 as a result of the transfer by the Company of the ownership of the three subsidiaries to Nationwide Corp. on January 1, 1997 and the reinsurance agreements.

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

              On March 10, 1997, NFS sold, in a public offering, $300.0 million of 8% Senior Notes maturing March 1, 2027 with net proceeds of $294.5 million (the Notes Offering). On March 11, 1997 NFS sold, in an initial public offering, 23.6 million shares of newly-issued Class A common stock for net proceeds of $524.2 million (the Equity Offering). In addition, on March 11, 1997, Nationwide Financial Services Capital Trust (the Trust), a wholly owned subsidiary of NFS, sold, in a public offering, $100.0 million of 7.899% Capital Securities (the Capital Securities Offering). The proceeds from the Capital Securities Offering were used by the Trust to purchase 7.899% Junior Subordinated Deferrable Interest Debentures due March 1, 2037 of NFS. The Notes Offering and the Capital Securities Offering are collectively referred to as "the Fixed Income Offerings." Of the aggregate net proceeds from the Equity Offering and Fixed Income Offerings of $917.0 million, NFS contributed $836.8 million to NLIC as additional paid-in capital. The remaining $80.2 million was retained by NFS to pay operating expenses and shareholder dividends.

              Because (i) the Special Dividends preceded the Equity Offering and the Fixed Income Offerings, and (ii) the net proceeds of $917.0 million from the Equity Offering and Fixed Income Offerings were invested at lower yields than the yield on the investments used to fund the $850 Million Dividend, the aggregate effects of the Special Dividends, the Equity Offering and the Fixed Income Offerings were approximately a $1.4 million reduction in net investment income for third quarter 1997 and an $8.1 million reduction in net investment income for the first nine months of 1997. In addition, the Company reported interest expense on the Notes and Capital Securities of $8.0 million in the third quarter and $18.0 million through September 30, 1997, respectively.

              The following unaudited pro forma information presents net operating income of the Company by segment for the three and nine month periods ended September 30, 1997 and 1996 with pro forma adjustments to net investment income and interest expense giving effect to (i) the Equity Offering, (ii) the Fixed Income Offerings, (iii) the $850 Million Dividend, and (iv) for 1996 only, the $50 Million Dividend, as if each had been consummated at the beginning of the year indicated. Net operating income is net income excluding realized gains and losses on investments (net of related federal income tax where applicable) and discontinued operations. This pro forma information is not necessarily indicative of what would have occurred had the above transactions been made on the dates indicated, or of future results of the Company.

                                                                          Three months ended          Nine months ended
                                                                            September 30,               September 30,
                                                                      ---------------------------  ---------------------------
              (in millions of dollars)                                    1997          1996          1997          1996
                                                                      ------------- ------------- ------------- -------------
              Pre-tax operating results:
                 Variable Annuity                                         $ 40.0          29.9         104.2          67.0
                 Fixed Annuity                                              44.8          31.7         126.5         104.7
                 Life Insurance                                             20.9          16.4          51.6          46.1
                 Corporate and Other                                        (0.6)          1.2           0.3           -
              Federal income taxes on pro forma operating income           (36.8)        (28.0)        (99.3)        (77.5)
                                                                      ------------- ------------- ------------- -------------
              Pro forma net operating income                              $ 68.3          51.2         183.3         140.3
                                                                      ============= ============= ============= =============

              Unaudited pro forma consolidated results of operations of the Company for the three and nine month periods ended September 30, 1997 and 1996 are presented in note 4 to the accompanying unaudited consolidated financial statements.

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

              Variable Annuities

              The Variable Annuities segment consists of annuity contracts that provide the customer with the opportunity to invest in mutual funds managed by independent investment managers and the Company, with investment returns accumulating on a tax-deferred basis. The Company's variable annuity products consist almost entirely of flexible premium deferred variable annuity contracts.

              The following table summarizes selected unaudited income statement data for the Company's Variable Annuities segment for the periods indicated.

                           VARIABLE ANNUITIES SELECTED INCOME STATEMENT DATA (1)

                                                             Three months ended                    Nine months ended
                                                                September 30,                        September 30,
                                                      ----------------------------------   ----------------------------------
              (in millions of dollars)                   1997        1996       Change        1997        1996       Change
                                                      ----------- ------------ ---------   ----------- ------------ ---------
              Revenues:
                Policy charges                           $110.9       $75.8        46%        $297.1      $210.7        41%
                Net investment income and
                  other income (2)                         (2.3)       (2.6)       12           (7.7)       (7.0)      (10)
                                                      ----------- ------------ ---------   ----------- ------------ ---------
                                                          108.6        73.2        48          289.4       203.7        42
                                                      ----------- ------------ ---------   ----------- ------------ ---------

              Benefits and expenses:
                Benefits and claims                         1.6         1.0        60            4.3         3.5        23
                Amortization of deferred policy
                  acquisition costs                        25.1        10.2       146           64.6        38.9        66
                Other operating expenses                   41.9        32.1        31          116.3        94.3        23
                                                      ----------- ------------ ---------   ----------- ------------ ---------
                                                           68.6        43.3        58          185.2       136.7        35
                                                      ----------- ------------ ---------   ----------- ------------ ---------
              Operating income before federal
                income tax expense                       $ 40.0       $29.9        34%        $104.2      $ 67.0        56%
                                                      =========== ============ =========   =========== ============ =========

              ----------
              (1) Excludes the fixed option under the Company's variable annuity contracts which is reported in the Company's Fixed Annuities segment.

              (2) The Company's method of allocating net investment income results in a charge (negative net investment income) to this segment which is recognized in the Corporate and Other segment. The charge relates to non-invested assets which support this segment on a statutory basis.

              Variable annuity segment results reflect a sharp increase in policy charge revenues partially offset by increases in amortization of DAC and other operating expenses. The increase in policy charge revenues is attributable to growth in asset fees. Asset fees were $101.1 million in third quarter 1997 up 48% from $68.3 million in third quarter 1996. Year-to-date, assets fees were up 41% to $264.9 million compared to $187.9 million for the first nine months of 1996. The increase in assets fees reflects substantial growth in policy reserve levels. Total policy charges as a percentage of policy reserves remained relatively stable around 140 basis points during the periods presented, reflecting no or minimal changes in the levels of policy charges for most variable annuity products.

              During third quarter 1997, variable annuity policy reserves increased $3.71 billion to $33.59 billion as of September 30, 1997. Variable annuity policy reserves have grown $9.31 billion since December 31, 1996. Compared to one year ago, policy reserves are up 51% or $11.33 billion. Variable annuity policy reserve growth is primarily the result of increased sales production through financial institutions, pension plan administrators and public sector markets and strong equity market conditions.

              During third quarter and for the first nine months of 1997, variable annuity policy reserves reflect market appreciation of $2.47 billion and $5.57 billion compared to market appreciation of $581.8 million and $1.71 billion in the same periods of 1996.

              Variable annuity sales increased 25% to $1.90 billion in third quarter 1997 compared to $1.52 billion in third quarter 1996. For the first nine months of 1997, variable annuity sales were $5.67 billion compared to $4.96 billion a year ago representing an increase of 14%.

              Sales comparisons for fourth quarter 1997 are expected to be favorable to the prior year for both variable annuities and fixed annuities and the Company anticipates total annuity sales for 1997 to approach $10 billion.

              The increase in DAC amortization in 1997 compared to a year ago is due to overall growth in the variable annuity business coupled with an $8.8 million reduction in third quarter 1996 DAC amortization due to changes in estimates of expected future profits as a result of favorable investment and persistency experience.

              The growth in operating expenses also reflects the overall growth in the variable annuity business. Operating expenses were 53 basis points and 60 basis points of average variable annuity policy reserves for third quarter 1997 and 1996, respectively. On a year-to-date basis, operating expenses were 54 basis points in 1997 compared to 64 basis points in 1996. During 1997, the Company has controlled operating expense growth while increasing productivity through investments in technology.

              Fixed Annuities

              The Fixed Annuities segment consists of annuity contracts that generate a return for the customer at a specified interest rate, fixed for a prescribed period, with returns accumulating on a tax-deferred basis. Such contracts consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities. The Fixed Annuities segment also includes the fixed option under the Company's variable annuity contracts.

              The following table summarizes selected unaudited income statement data for the Company's Fixed Annuities segment for the periods indicated.

                                             FIXED ANNUITIES SELECTED INCOME STATEMENT DATA (1)

                                                             Three months ended                    Nine months ended
                                                                September 30,                        September 30,
                                                      ----------------------------------   ----------------------------------
              (in millions of dollars)                   1997        1996       Change        1997        1996       Change
                                                      ----------  -----------  ---------   ----------- ------------ ---------
              Revenues:
                Policy charges                          $   2.4     $   4.2       (43)%      $  11.1     $  13.3       (17)%
                Life insurance premiums                     7.1         5.0        42           23.1        20.5        13
                Net investment income                     276.9       263.6         5          819.2       783.8         5
                                                      ----------  -----------  ---------   ----------- ------------ ---------
                                                          286.4       272.8         5          853.4       817.6         4
                                                      ----------  -----------  ---------   ----------- ------------ ---------

              Benefits and expenses:
                Interest credited                         206.1       201.0         3          612.9       599.8         2
                Other benefits and claims                   5.5        17.5       (69)          19.2        31.5       (39)
                Amortization of deferred policy
                  acquisition costs                         8.6         3.9       121           29.8        25.7        16
                Other operating expenses                   21.4        18.7        14           65.0        55.9        16
                                                      ----------  -----------  ---------   ----------- ------------ ---------
                                                          241.6       241.1         -          726.9       712.9         2
                                                      ----------  -----------  ---------   ----------- ------------ ---------
              Operating income before federal
                income tax expense                       $ 44.8      $ 31.7        41%        $126.5      $104.7        21%
                                                      ==========  ===========  =========   =========== ============ =========

              ----------
              (1) Includes the fixed option under the Company's variable annuity contracts.

              Fixed annuity segment results reflect an increase in interest spread income attributable to growth in fixed annuity policy reserves and wider interest margins. Interest spread is the differential between net investment income and interest credited on policyholder account balances. Interest spreads vary depending on crediting rates offered by competitors, performance of the investment portfolio, changes in market interest rates and other factors. The following table depicts the interest margins in the Fixed Annuities segment for the three and nine month periods ended September 30, 1997 and 1996.

                                                                        Three months ended           Nine months ended
                                                                          September 30,                September 30,
                                                                    ------------- ------------- ------------- --------------
                                                                        1997          1996          1997          1996
                                                                    ------------- ------------- ------------- --------------
              Net investment income (average pre-tax yield)             8.20%         8.22%         8.18%         8.23%
              Interest credited (average crediting rates)               6.10          6.27          6.12          6.30
                                                                    ------------- ------------- ------------- --------------
                                                                        2.10%         1.95%         2.06%         1.93%
                                                                    ============= ============= ============= ==============

              For fourth quarter 1997 and into 1998, interest margins on individual annuities, which comprise 45% of fixed annuity policy reserves, are expected to narrow. This margin compression reflects the impact of first year bonus crediting rate programs and the maturity of certain investments yielding above current market rates. Interest margins on group annuities, which comprise 55% of fixed annuity policy reserves are expected to remain near 1997 levels.

              Fixed annuity policy reserves increased to $13.97 billion as of September 30, 1997 compared to $13.22 billion a year ago. The growth reflects increased fixed annuity sales in the financial institutions and public sector channels. Third quarter 1997 sales were up 74% to $570.1 million compared to $326.7 million in third quarter 1996. Year-to-date, fixed annuity sales were $1.54 billion in 1997 compared to $1.13 billion in 1996.

              Third quarter 1997 sales included $453.5 million in variable annuity contract premiums allocated to the fixed option, compared to $217.4 million for the third quarter of 1996. This increase reflects the impact of a 1.00% first-year bonus crediting rate on the BEST OF AMERICA - America's Vision product. This bonus rate was introduced in July 1997 and is planned to continue through November 1997. Through nine months of 1997, sales included $1.16 billion of premiums allocated to the fixed option under a variable contract, compared to $883.8 million in 1996.

              The decrease in other benefits and claims reflects a $13.0 million charge in the third quarter of 1996 related to reserve strengthening in the immediate annuity line due to changes in estimated profitability based on revised assumptions for mortality and reinvestment rates. Amortization of DAC reflects a reduction in third quarter 1996 of $6.0 million due to changes in estimates of expected future profits as a result of favorable investment spread and persistency experience. Higher operating expenses reflect growth in policies in-force.

              Life Insurance

              The Life Insurance segment consists of insurance products, including variable universal life insurance products, that provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis. The following table summarizes selected unaudited income statement data for the Company's Life Insurance segment for the periods indicated.

                                              LIFE INSURANCE SELECTED INCOME STATEMENT DATA

                                                             Three months ended                    Nine months ended
                                                                September 30,                        September 30,
                                                      ----------------------------------   ----------------------------------
              (in millions of dollars)                   1997        1996       Change        1997        1996       Change
                                                      ----------  -----------  ---------   ----------  -----------  ---------
              Revenues:
                Policy charges                          $  26.9     $  21.6        25%       $  77.1     $  62.7        23%
                Life insurance premiums                    43.1        42.2         2          132.8       129.8         2
                Net investment income                      48.4        43.4        12          138.9       130.0         7
                Other income                                0.2         0.1       100            0.4         0.3        33
                                                      ----------  -----------  ---------   ----------  -----------  ---------
                                                          118.6       107.3        11          349.2       322.8         8
                                                      ----------  -----------  ---------   ----------  -----------  ---------

              Benefits and expenses:
                Interest credited                          19.5        17.7        10           56.5        52.4         8
                Other benefits and claims                  34.7        33.1         5          110.8       105.6         5
                Policyholder dividends                      9.1         8.6         6           31.3        31.3         -
                Amortization of deferred policy
                  acquisition costs                        10.0        11.6       (14)          32.3        32.2         -
                Other operating expenses                   24.4        19.9        23           66.7        55.2        21
                                                      ----------  -----------  ---------   ----------  -----------  ---------
                                                           97.7        90.9         7          297.6       276.7         8
                                                      ----------  -----------  ---------   ----------  -----------  ---------
              Operating income before federal
                income tax expense                      $  20.9     $  16.4        27%       $  51.6     $  46.1        12%
                                                      ==========  ===========  =========   ==========  ===========  =========


              Life Insurance segment results reflect revenue growth in the variable universal life insurance line driven by a steady increase in policy reserves partially offset by higher operating expenses associated with technology-related costs in the traditional life insurance lines. Variable universal life insurance policy charges were $14.8 million in third quarter 1997, an increase of $5.3 million compared to $9.5 million in third quarter 1996. For the nine months ended September 30, 1997 variable universal life insurance policy charges were $40.7 million compared to $26.6 million for the same period last year reflecting an increase of $14.1 million.

              Total Life Insurance segment policy reserves increased 15% to $3.28 billion at September 30, 1997 compared to $2.84 billion a year ago. Reserves underlying variable universal life insurance products represent $926.9 million, or 28% of total reserves as of September 30, 1997 compared to $562.6 million, or 20% of total reserves as of September 30, 1996. Total Life Insurance segment sales were $118.2 million and $384.4 million for the three and nine month periods ended September 30, 1997 compared to $99.2 million and $296.3 million for the same periods a year ago. Sales of variable universal life insurance products totaled $204.2 million or 53% of year-to-date 1997 sales compared to $111.8 million or 38% of sales during the first nine months of 1996 demonstrating the Company's focus on variable products. Included in year-to-date 1997 variable universal life insurance sales of $204.2 million were $50.0 million of bank-owned life insurance sales. As of September 30, 1997, $96.0 million of bank-owned life insurance premium was pending. The related policies are expected to be issued during fourth quarter 1997.

              Corporate and Other

              The following table summarizes selected unaudited income statement data for the Company's Corporate and Other segment for the periods indicated.


                                           CORPORATE AND OTHER SELECTED INCOME STATEMENT DATA

                                                             Three months ended                    Nine months ended
                                                                September 30,                        September 30,
                                                      ----------------------------------   ----------------------------------
              (in millions of dollars)                   1997        1996       Change        1997        1996       Change
                                                      ----------  -----------  ---------   ----------  ------------ ---------
              Revenues:
                Net investment income                     $38.2       $38.6        (1)%       $112.6      $111.8         1%
                Other income                               14.9        10.5        42           45.2        45.5        (1)
                                                      ----------  -----------  ---------   ----------  ------------ ---------
                                                           53.1        49.1         8          157.8       157.3         -
                                                      ----------  -----------  ---------   ----------  ------------ ---------

              Benefits and expenses:
                Interest credited                          30.4        26.9        13           87.5        80.7         8
                Other benefits and claims                   -           -           -            -          (1.0)       NM
                Interest expense                            8.0         -         100           18.0         -         100
                Other operating expenses                   15.3        11.5        33           47.6        46.8         2
                                                      ----------  -----------  ---------   ----------  ------------ ---------
                                                           53.7        38.4        40          153.1       126.5        21
                                                      ----------  -----------  ---------   ----------  ------------ ---------
              Operating income before federal
                income tax expense                        $(0.6)      $10.7        NM        $   4.7     $  30.8       (85)%
                                                      ==========  ===========  =========   ==========  ============ =========

              ----------
              NM - Not meaningful.

              Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the three product segments, investment management fees and other revenues earned from Nationwide mutual funds other than the portion allocated to the Variable Annuities and Life Insurance segments, commissions and other income earned by the marketing and distribution subsidiaries of the Company and net investment income and policy charges from group annuity contracts issued to Nationwide Insurance Enterprise employee and agent benefit plans.

              The decreases in operating income for the period to period comparisons primarily relate to interest expense on the Notes and Capital Securities issued in March 1997 and the impact on net investment income related to the Special Dividends. On a pro forma basis (See "Effects of Special Dividends, Equity Offerings and Fixed Income Offerings" for a discussion of pro forma adjustments), operating income before federal income tax expense was $0.3 million for the first nine months of 1997 compared to break-even for the first nine months of 1996.

              In addition to the operating revenues presented in the table above, the Company also reports realized gains and losses on investments in the Corporate and Other segment. Net realized losses on investments were $4.8 million in third quarter 1997 compared to realized losses of $5.1 million in third quarter 1996. On a year-to date basis, the Company reported net realized gains of $4.3 million in both 1997 and 1996. Realized gains in 1997 include $14.4 million recognized when securities of $850.0 million were paid to Nationwide Corp. as a dividend on February 24, 1997. See note 3 to the unaudited consolidated financial statements. Also, during 1997, the Company recorded realized losses of $5.2 million and $11.0 million during the third and second quarter, respectively, related to the write-down of a single corporate bond investment due to deterioration in the credit quality of the issuer.

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

              The Company's principal sources of funds are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies, operating expenses, commissions, and the purchase of investments. Net cash provided by operating activities (reflecting principally
              (i) premiums and contract charges collected, less (ii) benefits paid on life insurance products, plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was $214.5 million and $331.9 million through September 30, 1997 and 1996, respectively. Net cash used in investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was $1.64 billion and $506.4 million through September 30, 1997 and 1996, respectively. Net cash provided by financing activities (principally reflecting net proceeds from the Equity Offering and the Fixed Income Offerings in 1997 only and deposits to investment product and universal life insurance product account balances less withdrawals from such account balances) was $1.49 billion and $252.3 million through September 30, 1997 and 1996, respectively.

              Also available as a source of funds to the Company is a $600.0 million revolving credit facility entered into by NLIC and Nationwide Mutual Insurance Company in August 1996 with a five year term with a group of national financial institutions. In September 1997, the credit agreement was amended to include NFS as a party to and borrower under the agreement.

              Given the Company's historic cash flow and current financial results, management of the Company believes that the cash flow from the operating activities of the Company over the next year will provide sufficient liquidity for the operations of the Company, as well as provide sufficient funds to enable the Company to make dividend payments.

              On August 13, 1997 NFS declared a dividend of $0.06 per common share with a record date of October 1, 1997. The dividend, totaling $7.7 million, was paid October 15, 1997. NFS also made a dividend payment totaling $7.7 million on July 15, 1997.

              INVESTMENTS

              General

              The Company's assets are divided between separate account and general account assets. As of September 30, 1997, $36.79 billion (or 63%) of the Company's total assets were held in separate accounts and $21.52 billion (or 37%) were held in the Company's general account, including $19.21 billion of general account investments. Separate account assets consist primarily of deposits from the Company's variable annuity business. Most separate account assets are invested in various mutual fund options available within the variable annuity products sold by the Company. All of the investment risk in the Company's separate account assets is borne by the Company's customers, with the exception of $322.7 million of policy reserves as of September 30, 1997 ($280.2 million as of December 31, 1996) for which the Company bears the investment risk.

              Fixed Maturity Securities

              As of September 30, 1997, general account fixed maturity securities available-for-sale were $12.74 billion (or 66%) of the carrying value of consolidated general account invested assets. As of such date, public and private fixed maturity securities available-for-sale constituted $8.47 billion (or 66%) and $4.27 billion (or 34%), respectively, of total general account fixed maturity securities available-for-sale.

              The amortized cost and estimated fair value of fixed maturity securities available-for-sale were as follows as of September 30, 1997:

                                                                                 Gross            Gross
                                                              Amortized        unrealized       unrealized        Estimated
                (in millions of dollars)                         cost            gains            losses          fair value
                                                             -------------    -------------    -------------     -------------
                U.S. Treasury securities
                   and obligations of U.S. government
                   corporations and agencies                 $     328.8              6.4              -               335.2
                Obligations of states and political
                   subdivisions                                      0.3              -                -                 0.3
                Debt securities issued by foreign
                   governments                                      89.6              2.3             (0.6)             91.3
                Corporate securities                             8,095.7            321.7            (12.5)          8,404.9
                Mortgage-backed securities                       3,799.2            112.3             (4.5)          3,907.0
                                                             -------------    -------------    -------------     -------------
                                                               $12,313.6            442.7            (17.6)         12,738.7
                                                             =============    =============    =============     =============

              The amortized cost and estimated fair value of fixed maturity securities available-for-sale were as follows as of December 31, 1996:

                                                                                 Gross            Gross
                                                              Amortized        unrealized       unrealized        Estimated
                (in millions of dollars)                         cost            gains            losses          fair value
                                                             -------------    -------------    -------------     -------------
                U.S. Treasury securities
                   and obligations of U.S. government
                   corporations and agencies                 $     275.7              4.8             (1.3)            279.2
                Obligations of states and political
                   subdivisions                                      6.2              0.5              -                 6.7
                Debt securities issued by foreign
                   governments                                     100.7              2.1             (0.9)            101.9
                Corporate securities                             7,999.3            285.9            (33.7)          8,251.5
                Mortgage-backed securities                       3,589.0             91.4            (15.1)          3,665.3
                                                             -------------    -------------    -------------     -------------
                                                               $11,970.9            384.7            (51.0)         12,304.6
                                                             =============    =============    =============     =============

              The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company's general account fixed maturity securities, 97% were in the highest two NAIC Designations as of September 30, 1997.

              The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company's general account fixed maturity securities portfolio as of September 30, 1997 and December 31, 1996.

                                                                As of September 30, 1997      As of December 31, 1996
                                                               ---------------------------   ---------------------------
                   NAIC               Rating Agency               Carrying        % of          Carrying       % of
              Designation (1)   Equivalent Designation (2)         Value         Total           Value         Total
              ---------------- -----------------------------   --------------- -----------   --------------- -----------
                                                                               (in millions of dollars)
                     1         Aaa/Aa/A                        $  8,657.3        67.9%         $  8,453.4        68.7%
                     2         Baa                                3,747.5        29.4             3,629.9        29.5
                     3         Ba                                   276.9         2.2               166.6         1.3
                     4         B                                     47.6         0.4                49.7         0.4
                     5         Caa and lower                          4.1         -                  10.9         0.1
                     6         In or near default                    11.3         0.1                 -           -
                                                               --------------- -----------   --------------- -----------
                                                                $12,744.7       100.0%          $12,310.5       100.0%
                                                               =============== ===========   =============== ===========

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

              During the third and second quarters of 1997, the Company recorded write-downs related to a single corporate bond investment due to deterioration in the credit quality of the issuer. Prior to the write-down the bond had an amortized cost of $27.5 million. The write-down resulted in realized losses of $5.2 million and $11.0 million in the third and second quarter of 1997, respectively.

              The Company maintains significant general account investments in mortgage-backed securities (MBSs). The Company's general account MBS investments include residential MBSs and multi-family mortgage pass-through certificates. As of September 30, 1997, MBSs were $3.91 billion (or 31%) of the carrying value of the general account fixed maturity securities available-for-sale, all of which were guaranteed by the U.S. government or an agency of the U.S. government.

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

              Prepayment risk is an inherent risk of holding MBSs. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs. As of September 30, 1997, $2.66 billion (or 68%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs
              (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO/REMIC security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class.

              The following table sets forth the distribution by investment type of the Company's general account MBS portfolio as of September 30, 1997 and December 31, 1996.

                                                                    As of September 30, 1997        As of December 31, 1996
                                                                  -----------------------------   -----------------------------
                                                                     Carrying          % of          Carrying          % of
              (in millions of dollars)                                Value           Total           Value           Total
                                                                  ---------------   -----------   ---------------   -----------
              Accrual                                               $   50.8             1.3%       $   41.4            1.1%
              Planned Amortization Class                             2,662.3            68.1         2,970.6           81.0
              Sequential                                                11.6             0.3             2.5            0.1
              Scheduled                                                163.2             4.2           167.2            4.6
              Targeted Amortization Class                               90.1             2.3            87.7            2.4
              Very Accurately Defined Maturity                         563.3            14.4           395.9           10.8
              Multi-family Mortgage Pass-through  Certificates         365.7             9.4               -              -
                                                                  ---------------   -----------   ---------------   -----------
                                                                    $3,907.0           100.0%       $3,665.3          100.0%
                                                                  ===============   ===========   ===============   ===========

              Pursuant to the Company's investment policies, the Company does not invest in derivative securities other than MBSs.

              Mortgage Loans

              As of September 30, 1997, general account mortgage loans were $5.14 billion (or 27%) of the carrying value of consolidated general account invested assets.

              In June 1997, the Company exchanged $359.7 million of multi-family mortgage loans with the Federal Home Loan Mortgage Corporation (FHLMC) for FHLMC multi-family mortgage pass-through certificates supported by the exchanged loans. The transaction resulted in the reclassification of the exchanged amount from mortgage loans on real estate to fixed maturity securities available-for-sale on the Company's consolidated balance sheet. No gain or loss was recognized as a result of the exchange.

              The following table sets forth the delinquency, foreclosure and restructured commercial mortgage loan experience for the Company and for the life insurers reporting to the American Council of Life Insurance (ACLI) for the periods indicated.

                                                     For the                   For the                    For the
                                                nine months ended         nine months ended             year ended
                                               September 30, 1997         September 30, 1996         December 31, 1996
                                             ------------------------   -----------------------   ------------------------
                                               Company     ACLI (1)      Company     ACLI (2)      Company     ACLI (2)
                                             ------------ -----------   ----------- -----------   ----------- ------------
              Delinquent (3)                     0.48%        - %           0.59%       2.51%         0.79%       1.79%
              In foreclosure (4)                 0.48         -             0.59        1.59          0.79        1.10
              Restructured (5)                   1.17         -             1.14        7.54          1.11        6.81
                                             ------------ -----------   ----------- -----------   ----------- ------------
                   Subtotal                      1.65         -             1.73       10.05          1.90        8.60
              Foreclosed - year to date          0.80         -             0.36        0.91          0.35        1.01
                                             ------------ -----------   ----------- -----------   ----------- ------------
                   Total                         2.45%        - %           2.09%      10.96%         2.25%       9.61%
                                             ============ ===========   =========== ===========   =========== ============

              ----------
              (1) ACLI data for the nine months ended September 30, 1997 are not yet available.

              (2) Source: ACLI Investment Bulletins entitled "Quarterly Survey of Mortgage Loan Delinquencies and Foreclosures," numbers 1359 and 1367, dated November 25, 1996 and March 6, 1997, respectively.

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

ITEM 2        CHANGES IN SECURITIES

              NFS reacquired 615, 658 and 644 shares of its Class A Common Stock, par value $0.01 per share in brokerage transactions on the last business day of July, August and September, respectively, for an aggregate purchase price of $18,860.04, $18,769.80 and $19,060.93, respectively. All amounts include brokers' commissions. Pursuant to the Stock Retainer Plan for Non-Employee Directors, 615, 658 and 644 shares of Class A Common Stock were subsequently reissued by NFS on the last business day of July, August and September, respectively, at a price of $30.50, $28.50 and $29.125 per share, respectively, to NFS' directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Rule 506 promulgated thereunder.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5        OTHER INFORMATION

              None.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

                                                                                       Page
                                                                                       ----
              (a)     Exhibits:

                      10    Material Contracts:

                      (a)   Amendment dated as of September 8, 1997 to the Credit
                            Agreement dated as of August 12, 1996 among Nationwide
                            Mutual Insurance Company, Nationwide Life Insurance
                            Company, the Banks party thereto and Morgan Guaranty
                            Trust Company of New York, as Administrative Agent.          25

                      11  Computation of Earnings Per Share                              30


                      27   Financial Data Schedule (electronic filing only)

              (b)     Reports on Form 8-K:

                      On October 8, 1997, the Company filed a Current Report on
                      Form 8-K concerning the announcement of the planned introduction of a new individual variable annuity product.

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

                                       NATIONWIDE FINANCIAL SERVICES, INC.
                                       -----------------------------------
                                                  (Registrant)

Date: November 13, 1997           /s/ Mark R. Thresher
                                  ------------------------------------------
                                  Mark R. Thresher, Vice President - Finance
                                  and Treasurer (Chief Accounting Officer)