Form 10-K405
period 1997-12-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 1998-03-31
CIK 1029786

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997          COMMISSION FILE NO. 1-12785

                      NATIONWIDE FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   31-1486870
                      (I.R.S. Employer Identification No.)

                   ONE NATIONWIDE PLAZA, COLUMBUS, OHIO 43215
                    (Address of principal executive offices)

                                 (614) 249-7111
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                              CLASS A COMMON STOCK
                           (PAR VALUE $.01 PER SHARE)
                                (Title of Class)

                            NEW YORK STOCK EXCHANGE
                  (Name of each exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

                                YES X        NO
                                -----        ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates on March 20, 1998 was $1,046,844,894.

     The number of shares outstanding of each of the registrant's classes of common stock on March 20, 1998 was as follows:

 CLASS A COMMON STOCK (PAR VALUE $.01 PER SHARE)      23,783,136 shares issued
                                                     and outstanding

 CLASS B COMMON STOCK (PAR VALUE $.01 PER SHARE)     104,745,000 shares issued
                                                     and outstanding
                         (Title of Class)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1997 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for the 1998 Annual Shareholders' Meeting.

                                     PART I
ITEM 1  BUSINESS

OVERVIEW

     Nationwide Financial Services, Inc. (NFS) was formed in November 1996 as a holding company for Nationwide Life Insurance Company (NLIC) and the other companies within the Nationwide Insurance Enterprise that offer or distribute long-term savings and retirement products. NFS is incorporated in Delaware and maintains its principal executive offices in Columbus, Ohio.

     On March 11, 1997, NFS sold, in an initial public offering, 23.6 million shares of its newly-issued Class A common stock for net proceeds of $524.2 million (the Equity Offering). In March 1997, NFS also sold, in companion public offerings, $300.0 million of 8% Senior Notes (the Notes) and, through a wholly owned subsidiary trust, $100.0 million of 7.899% Capital Securities (the Capital Securities). Aggregate net proceeds from the Equity Offering, the offering of the Notes and the sale of the Capital Securities totaled $917.0 million. NFS contributed $836.8 million of the proceeds to the capital of NLIC and retained $80.2 million of the proceeds for general corporate purposes.

     Prior to the initial public offering, NFS was a wholly owned subsidiary of Nationwide Corporation (Nationwide Corp.). Nationwide Corp. continues to own all of the outstanding shares of Class B common stock, which represents approximately 81% of the total number of common shares outstanding and approximately 98% of the combined voting power of the stockholders of NFS. During the first quarter of 1997, NFS's Board of Directors approved a 104,745 for one split of the Company's Class B common stock, which became effective February 10, 1997. Share information for all periods presented has been restated to reflect the split.

     During 1996 and 1997, Nationwide Corp. and NFS completed transactions in anticipation of the initial public offering that focused the business of NFS on long-term savings and retirement products. On September 24, 1996, NLIC declared a dividend payable to Nationwide Corp. on January 1, 1997 consisting of the outstanding shares of common stock of certain subsidiaries that do not offer or distribute long-term savings or retirement products. In addition, during 1996, NLIC entered into two reinsurance agreements whereby all of NLIC's accident and health and group life insurance business was ceded to two affiliates effective January 1, 1996. These subsidiaries and all accident and health and group life insurance business have been accounted for as discontinued operations for all periods presented. See notes 14 and 19 to the consolidated financial statements. On January 27, 1997, Nationwide Corp. contributed the common stock of NLIC and three marketing and distribution companies to NFS. Accordingly, the consolidated financial statements include the results of NLIC and its subsidiaries and the three marketing and distribution companies as if they were consolidated with NFS for all periods presented. NFS and its subsidiaries are collectively referred to as "the Company."

     In addition to the transactions discussed previously, the Company paid $900.0 million of dividends to Nationwide Corp., $50.0 million on December 31, 1996 and $850.0 million on February 24, 1997, as part of the restructuring.

     The Company is a leading provider of long-term savings and retirement products. The Company offers variable annuities, fixed annuities and life insurance as well as mutual funds and pension products and administrative services. By developing and offering a wide variety of products, the Company believes that it has positioned itself to compete effectively in various stock market and interest rate environments. The Company markets its products through a broad spectrum of wholesale and retail distribution channels, including financial planners, pension plan administrators, securities firms, banks and Nationwide Insurance Enterprise insurance agents.

     The Company has grown substantially in recent years as a result of its long-term investments in developing the distribution channels necessary to reach its target customers and the products required to meet the demands of these customers. The Company believes its growth has been enhanced further by favorable demographic trends, the growing tendency of Americans to supplement traditional sources of retirement income with self-directed investments, such as products offered by the Company, and the performance of the financial markets, particularly the United States (U.S.) stock markets, in recent years. From 1993 to 1997, the Company's assets grew from $24.70 billion to $59.90 billion, a compound annual growth rate of 24.8%. Asset growth during this period resulted from sales of the Company's products as well as market appreciation of assets in the Company's separate accounts and in its general account investment portfolio. The Company's sales of variable annuities grew from $2.41 billion in 1993 to $7.54 billion in 1997, a compound annual growth rate of 33.0%. The Company's separate account assets, which are generated by the sale of variable annuities and variable universal life insurance, grew from 36.5% of total assets as of December 31, 1993 to 63.0% of total assets as of December 31, 1997. During this period of substantial growth, the Company controlled its operating expenses by taking advantage of economies of scale and by increasing productivity through investments in technology. From 1993 to 1997, the Company's total assets increased by 142% while operating expenses increased by only 68%.

BUSINESS SEGMENTS

     The Company has three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports corporate revenues and expenses, investments and related investment income supporting capital not specifically allocated to its product segments, revenues and expenses of its distribution companies, revenues and expenses of its investment advisor subsidiary (other than the portion allocated to the Variable Annuities and Life Insurance segments), revenues and expenses related to group annuity contracts sold to Nationwide Insurance Enterprise employee benefit plans and interest expense on debt in a Corporate and Other segment. All information set forth below relating to the Company's Variable Annuities segment excludes the fixed option under the Company's variable annuity contracts. Such information is included in the Company's Fixed Annuities segment.

Variable Annuities

     The Variable Annuities segment consists of annuity contracts that provide the customer with the opportunity to invest in mutual funds managed by independent investment managers and the Company, with investment returns accumulating on a tax-deferred basis. Variable Annuity segment revenues, operating income before federal income tax expense and policy reserves are summarized in the following table.

                                             1997         1996         1995
                                             ----         ----         ----
                                                (IN MILLIONS OF DOLLARS)
Total revenues...........................  $   404.0    $   284.6    $   189.0
Operating income before federal income
  tax expense............................      150.9         90.3         50.8
Policy reserves as of year end...........  $34,486.7    $24,278.1    $16,761.8

     The Company is one of the leaders in the development and sale of variable annuities. For the year ended December 31, 1997, the Company was the third largest writer of individual variable annuity contracts in the U.S. based on sales, according to The Variable Annuity Research & Data Service. The Company believes that demographic trends and shifts in attitudes toward retirement savings will continue to support increased consumer demand for its products. The Company believes that it possesses distinct competitive advantages in the market for variable annuities. Some of the Company's most important advantages include its innovative product offerings and strong relationships with independent, well-known fund managers. Its principal annuity series, The BEST of AMERICA, allows the customer to choose from up to 39 investment options managed by premier mutual fund managers. In the aggregate, the Company's group variable annuity products offer over 100 underlying investment options. A recent example of product innovation was the Company's November 1997 launch of a new individual variable annuity product, America's FUTURE Annuity, a breakthrough product that combines the flexibility and dozens of investment choices of The BEST of AMERICA brand products with insurance charges that are lower than comparable products sold through the financial planning community.

     The Company markets its variable annuity products through a broad spectrum of distribution channels, including broker/dealers, financial planners, banks and Nationwide Insurance Enterprise insurance agents. The Company seeks to capture a growing share of variable annuity sales in these channels by working closely with its investment managers and product distributors to adapt the Company's products and services to changes in the retail and institutional marketplace in order to enhance its leading position in the market for variable annuities.

The Company is following a strategy of extending The BEST of AMERICA brand name to more of its products and distribution channels in an effort to build upon its brand name recognition.

     The Company believes that the variable annuity business is attractive because it generates fee income. In addition, because the investment risk on variable annuities is borne principally by the customer and not the Company, the variable annuity business requires significantly less capital support than fixed annuity and traditional life insurance products. The Company receives income from variable annuity contracts primarily in the form of asset and administration fees. In addition, most of the Company's variable annuity products provide for a contingent deferred sales charge, also known as a "surrender charge" or "back-end load," that is assessed against premium withdrawals in excess of specified amounts made during a specified period, usually the first seven years of the contract. Surrender charges are intended to protect the Company from withdrawals early in the contract period, before the Company has had the opportunity to recover its sales expenses. Generally, surrender charges on individual variable annuity products are 7% of premiums withdrawn during the first year, scaling ratably to 0% for the eighth year and each year thereafter. For group annuity products, the surrender charge amounts and periods can vary significantly, depending on the terms of each contract.

     The Company's variable annuity products consist almost entirely of flexible premium deferred variable annuity (FPVA) contracts. FPVA contracts are distributed through broker/dealers, financial planners, banks, pension plan administrators and Nationwide Insurance Enterprise insurance agents. Such contracts are savings vehicles in which the customer makes a single deposit or series of deposits. The customer has the flexibility to invest in mutual funds managed by independent investment managers and the Company. Deposits may be at regular or irregular intervals and in regular or irregular amounts. The value of the annuity fluctuates in accordance with the investment experience of the mutual funds chosen by the customer. The customer is permitted to withdraw all or part of the accumulated value of the annuity, less any applicable surrender charges. As specified in the FPVA contract, the customer generally can elect from a number of payment options that provide either fixed or variable benefit payments.

     The Company offers individual variable annuities under The BEST of AMERICA brand name. In addition to The BEST of AMERICA individual variable annuities, the Company markets employer-sponsored variable annuities to both public sector employees and teachers for use in connection with plans described under Sections 457 and 403(b) of the Internal Revenue Code (IRC), and to private sector employees for use in connection with IRC Section 401(k) plans. These employer-sponsored variable annuities are marketed under several brand names, including Group BEST of AMERICA. The Company also markets variable annuities as "private label" products. Such products are offered through banks and are also offered to members of The National Education Association of the United States
(NEA) under The NEA Valuebuilder brand name.

     The BEST of AMERICA. The Company's principal individual FPVA contracts are sold under the brand names The BEST of AMERICA-America's Vision, The BEST of AMERICA IV and The BEST of AMERICA-America's FUTURE Annuity. The BEST of AMERICA brand name individual variable annuities accounted for $3.66 billion (or 49%) of the Company's variable annuity sales in 1997, and $19.30 billion (or 56%) of the Company's variable annuity policy reserves as of year end. The Company's The BEST of AMERICA-America's Vision and The BEST of AMERICA-America's FUTURE Annuity products are intended to appeal to distributors in the market for large initial deposits. The contracts require initial minimum deposits of $15,000. The Company's The BEST of AMERICA IV product is intended primarily for the tax-qualified, payroll deduction market, where initial deposits are often smaller. The BEST of AMERICA IV generally pays a lower up-front commission to distributors but requires only $1,500 as an initial deposit. All three products generate an annual asset fee and may also generate annual administration fees for the Company.

     Group BEST of AMERICA. These group variable annuity products accounted for $1.99 billion (or 26%) of the Company's variable annuity sales in 1997, and $6.40 billion (or 19%) of the Company's variable annuity policy reserves as of year end. Group BEST of AMERICA products are typically offered only on a tax-qualified basis. These products may be structured with a variety of features which may be arranged in over 600 combinations of front-end loads, back-end loads and asset-based fees.

     Section 457 Contracts. These products accounted for $1.11 billion (or 15%) of the Company's variable annuity sales in 1997, and $5.88 billion (or 17%) of the Company's variable annuity policy reserves as of year end. The Company offers a variety of group variable annuity contracts that are designed primarily for use in conjunction with plans described under IRC Section
457. Section 457 permits employees of state and local governments to defer a certain portion of their yearly income and invest such income on a tax-deferred basis. These contracts typically generate an annual asset fee and may also generate annual administration fees for the Company.

     Private Label Variable Annuities. These products accounted for $637.2 million (or 8%) of the Company's variable annuity sales in 1997, and $2.54 billion (or 7%) of the Company's variable annuity policy reserves as of year end. The Company has developed several private label variable annuity products in conjunction with other financial intermediaries. The products allow financial intermediaries to market products with substantially the same features as the Company's brand name products to their own customer bases under their own brand names. The Company believes these private label products strengthen the Company's ties to certain significant distributors of the Company's products. These contracts generate an annual asset fee and may also generate annual administration fees for the Company.

     The NEA Valuebuilder. This product accounted for $135.9 million (or 2%) of the Company's variable annuity sales in 1997, and $369.5 million (or 1%) of the Company's variable annuity policy reserves as of year end. The Company offers individual variable annuity contracts to the Teacher Market under Section 403(b) of the IRC. Section 403(b) permits teachers and other employees of educational organizations to defer a certain portion of their yearly income and invest such income on a tax-deferred basis. These contracts generate an annual asset fee and may also generate annual administration fees for the Company.

Fixed Annuities

     The Company has sought to maintain its ability to grow profitably in a variety of market environments. The Company believes that periods of rising interest rates, that tend to cause lower sales growth in its Variable Annuities segment, make its fixed annuity products more attractive to consumers. In addition to providing balance to the Company's variable annuity business, its fixed annuity business allows the Company to offer a comprehensive portfolio of savings alternatives to its customers and distributors as the Company seeks to capture a growing share of sales in all distribution channels. The Fixed Annuities segment includes the fixed option under the Company's variable annuity products. Customers who purchase variable annuities are able to designate some or all of their deposits to fixed options which, like the Company's fixed annuity contracts, offer a guarantee of principal and a guaranteed interest rate for a specified period of time. The fixed option under the Company's variable annuity products accounted for $1.67 billion (or 78%) of the Company's fixed annuity sales in 1997, and $10.39 billion (73%) of the Company's fixed annuity policy reserves as of year end.

     Fixed Annuity segment revenues, operating income before federal income tax expense and policy reserves are summarized in the following table.

                                             1997         1996         1995
                                             ----         ----         ----
                                                (IN MILLIONS OF DOLLARS)
Total revenues...........................  $ 1,141.4    $ 1,092.6    $ 1,052.0
Operating income before federal income
  tax expense............................      169.5        135.4        137.0
Policy reserves as of year end...........  $14,194.2    $13,511.8    $12,784.0

     Fixed annuity products are marketed to individuals who choose to allocate long-term savings to products that provide a guarantee of principal, a stable net asset value and a guarantee of the interest rate to be credited to the principal amount for some period of time. The Company's fixed annuity products are offered both to individuals and as group products to employers for use in employee benefit programs. The Company's individual fixed annuity products are distributed through its wholesale and retail channels and include single premium deferred annuity contracts, flexible premium deferred annuity contracts and single premium immediate annuity contracts. The Company's group fixed annuity contracts are also distributed through its wholesale and retail channels. The Company invests fixed annuity customer deposits in its general account investment portfolio. Unlike variable annuity assets that are held in the Company's separate account, the Company bears the investment risk on assets held in its general account. The Company attempts to earn a spread by investing a customer's deposits for higher yields than the interest rate it credits to the customer's fixed annuity contract.

     During 1997, the average crediting rate on contracts (including the fixed option under the Company's variable contracts) in the Fixed Annuities segment was 6.12%. Substantially all of the Company's crediting rates its fixed annuity contracts are guaranteed for a period not exceeding 15 months.

     Fixed Option Under Variable Annuity Contracts. Fixed options are available to customers who purchase certain of the Company's variable annuities by designation of some or all of their deposits to such options. A fixed option offers the customer a guarantee of principal and a guaranteed interest rate for a specified period of time. Such contracts have no maturity date and remain in force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income for life or for a fixed number of years. The Company reports its fixed option business in its Fixed Annuities segment because the characteristics of such business are similar to those of its fixed annuity business. Although the customer may elect, subject to limitations for certain products, to transfer balances from the fixed option to other investment options, it is the Company's experience that historically few have made such election.

     Single Premium Deferred Annuity (SPDA) Contracts. SPDA contracts accounted for $373.7 million (or 17%) of the Company's fixed annuity sales in 1997, and $2.03 billion (or 14%) of the Company's fixed annuity policy reserves as of year end. SPDA contracts are distributed through broker/dealers, financial planners, banks and Nationwide Insurance Enterprise insurance agents. An SPDA contract is a savings vehicle in which the customer makes a single deposit with the Company. The Company guarantees the customer's principal and credits the customer's account with earnings at an interest rate that is stated and fixed for an initial period, typically at least one year. Thereafter, the Company resets, typically annually, the interest rate credited to the contract based upon market and other conditions. SPDA contracts have no maturity date and remain in force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income for life or for a fixed number of years. No front-end sales charges are imposed for the Company's SPDA contracts. All such contracts, however, provide for the imposition of certain surrender charges, which are assessed against premium withdrawals in excess of specified amounts and which occur during the surrender charge period. The surrender charges are typically set within the range of 7% and 0% and typically decline from year to year, disappearing after seven contract years.

     Flexible Premium Deferred Annuity (FPDA) Contracts. FPDA contracts accounted for $33.9 million (or 2%) of the Company's fixed annuity sales in 1997, and $708.4 million (or 5%) of the Company's fixed annuity policy reserves as of year end. FPDA contracts are distributed through broker/dealers, financial planners, banks and Nationwide Insurance Enterprise insurance agents. FPDA contracts are typically marketed to teachers and employees of tax-exempt organizations as tax-qualified retirement programs. Under these contracts, the Company accepts a single deposit or a series of deposits. Deposits may be paid at intervals which are either regular or irregular. FPDA contracts contain substantially the same guarantee of principal and interest rate terms included in the Company's SPDA contracts. Surrender charges are typically set within the range of 7% and 0% and typically decline from year to year, disappearing after seven contract years.

     Single Premium Immediate Annuity (SPIA) Contracts. SPIA contracts accounted for $59.6 million (or 3%) of the Company's fixed annuity sales for 1997, and $1.06 billion (or 7%) of the Company's fixed annuity policy reserves as of year end. The Company's SPIA contracts are offered through its retail and wholesale distribution channels and are offered as either direct purchases or as fixed annuity options under the Company's various individual and group annuity contracts. An SPIA is an annuity that requires a one-time deposit in exchange for guaranteed, periodic annuity benefit payments, often for the contract holder's lifetime. SPIA contracts are often purchased by persons at or near retirement age who desire a steady stream of future income.

Life Insurance

     The Company's life insurance segment is composed of a wide range of variable universal life insurance, whole life insurance, universal life insurance, term life insurance and corporate-owned life insurance products. In recent years, the Company has placed particular emphasis within this segment on the sale of variable life insurance products that offer multiple investment options. The Company distributes its variable universal life insurance products through its wholesale distribution channels as well as through Nationwide Insurance Enterprise insurance agents. The Company's target markets for its life insurance products include the holders of personal automobile and homeowners' insurance policies issued by members of the Nationwide Insurance Enterprise and select customers to whom the accumulation of cash values is important.

     Life Insurance segment revenues, operating income before federal income tax expense, policy reserves and life insurance in force are summarized in the following table.

                                             1997         1996         1995
                                             ----         ----         ----
                                                (IN MILLIONS OF DOLLARS)
Total revenues...........................  $   473.1    $   435.6    $   409.1
Operating income before federal income
  tax expense............................       70.9         67.2         67.6
Life insurance policy reserves as of year
  end....................................    3,487.0      2,938.9      2,660.5
Life insurance in force as of year end...  $39,259.4    $36,274.6    $32,543.4

     Universal Life and Variable Universal Life Insurance Products. The Company offers universal life insurance and variable universal life insurance products including both flexible premium and single premium designs. These products provide life insurance under which the benefits payable upon death or surrender depend upon the policyholder's account value. Universal life insurance provides whole life insurance with flexible premiums and adjustable death benefits. For universal life insurance, the policyholder's account value is credited based on an adjustable rate of return set by the Company relating to current interest rates. For variable universal life insurance, the policyholder's account value is credited with the investment experience of the mutual funds chosen by the customer. The variable universal life insurance products also typically include a general account guaranteed interest investment option. All of the Company's variable universal life insurance products are marketed under the Company's The BEST of AMERICA brand name and have the same wide range of investment options as the Company's variable annuity products. These products are distributed on a retail basis by Nationwide Insurance Enterprise insurance agents as well as through wholesale distribution channels by broker/dealers, financial planners and banks.

     Traditional Life Insurance Products. The Company offers whole life and term life insurance. Whole life insurance combines a death benefit with a savings plan that increases gradually in amount over a period of years. The customer pays a level premium over the customer's expected lifetime. The customer may borrow against the savings and also has the option of surrendering the policy and receiving the accumulated cash value rather than the death benefit. Term life insurance provides only a death benefit without any savings component. These traditional life insurance products are distributed on a retail basis by Nationwide Insurance Enterprise insurance agents.

     Corporate-owned Life Insurance Products: The Company offers corporate-owned life insurance (COLI). Corporations purchase COLI to provide protection against the death of selected employees and to fund non-qualified benefit plans. Corporations may make a single premium payment or a series of premium payments. Premium payments made are credited with a guaranteed interest rate which is fixed for a specified period of time.

MARKETING AND DISTRIBUTION

     The Company sells its products through a broad distribution network comprised of wholesale and retail distribution channels. The Company defines wholesale channels of distribution as channels in which an unaffiliated company, such as a securities broker/dealer, pension plan administrator, bank or other financial institution, sells the Company's products to its own customer base. The Company defines retail channels as those in which the Company's representatives, such as Nationwide Insurance Enterprise insurance agents and representatives of the Company's sales subsidiaries market products directly to a customer base identified by the Company. The Company provides, through both its retail and wholesale channels, the means for employers sponsoring tax-favored retirement plans (such as those described in IRC Sections 401(k), 403(b) and 457) to allow their employees to make contributions to such plans through payroll deductions. Typically, the Company receives the right from an employer to market products to employees and arrange to deduct periodic deposits from the employees' regular paychecks. The Company believes that the payroll deduction market is characterized by more predictable levels of sales than other markets because these customers are less likely, even in times of market volatility, to stop making annuity deposits than customers in other markets. In addition, the Company believes that payroll deduction access to customers provides significant insulation from competition by providing the customer with a convenient, planned method of periodic saving. In both the Pension Market, where the Company's products are distributed primarily on a wholesale basis, and in the Public Sector and Teachers Markets, where the Company's products are distributed primarily on a retail basis, payroll deduction is the primary method used for collecting premiums and deposits.

     A table showing statutory premiums and deposits by distribution channel for each of the last three years is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) on page 21 of the Company's 1997 Annual Report to Shareholders.

Wholesale Channels

     Investment Dealers. The Company sells individual and group variable annuities, fixed annuities and variable life insurance through broker/dealers in all 50 states and the District of Columbia. The Company has access to over 1,000 broker/dealers and over 30,000 registered representatives. The Company historically has focused on distributing through mid-sized regional broker/dealers and financial planning firms, but recently has added national "wirehouse" firms to this channel. The Company believes that it has strong broker/dealer relationships based on its diverse product mix, large selection of fund options and administrative technology. In addition to such relationships, the Company believes its financial strength and The BEST of AMERICA brand name are competitive advantages in this distribution channel. The Company regularly seeks to add new broker/ dealers to its distribution network.

     Pension Market. The Company defines the Pension Market as defined contribution plans pursuant to Section 401 of the IRC sponsored by employers as part of employee retirement programs. The Company markets group variable annuities, group fixed annuities and record-keeping services to these plan sponsors primarily through over 250 regional pension plan administrators located in 45 states. The Company has also linked pension plan administrators with the financial planning community to sell group pension products. In 1997, over $1.2 billion in pension sales came from financial planners who use the Company's pension plan administrators to perform back-office processing and record-keeping functions. The Company targets employers having between 25 and 2,000 employees because it believes that these plan sponsors tend to require more extensive record-keeping services from pension plan administrators and therefore tend to become long-term customers. The Company believes, based on industry survey data, that it is the third largest administrator of 401(k) plans based on total number of plans.

     Financial Institutions. The Company markets individual variable and fixed annuities (under its brand names and on a private-label basis), and variable universal life insurance through financial institutions, consisting primarily of banks and their subsidiaries. The Company currently distributes products through over 180 financial institutions and is actively seeking to increase the number of financial institutions with which it has distribution arrangements. The Company believes that its expertise in training financial institution personnel to sell annuities, its breadth of product offerings, its financial strength, the Nationwide and The BEST of AMERICA brand names, and the ability to offer private label products are competitive advantages in this distribution channel.

Retail Channels

     Public Sector and Teacher Markets. The Company markets various products and services on a retail basis through several subsidiary sales organizations to both the Public Sector and Teachers Markets. With respect to the Public Sector Market, the Company markets group variable annuities and fixed annuities to state and local governments for use in their IRC Section 457 retirement programs. The Company services the Public Sector market through a sales force of more than 500 exclusive retail sales representatives. The Company believes that its existing relationships with state and local government entities and the Company's sponsorship by such entities as the National Association of Counties
(NACO) and The United States Conference of Mayors (USCM) provide it with distinct competitive advantages in this market. NACO sponsorship, which began in 1980 and has been renewed three times, expires December 31, 2005, and USCM sponsorship, which began in 1979 and has been renewed twice, expires on December 31, 2004.

     With respect to the Teacher Market, the Company has an exclusive contractual arrangement with the NEA to offer and sell certain products to its
2.2 million members. Under The NEA Valuebuilder brand name, the Company markets both qualified and non-qualified (under IRC Section 403(b)) individual variable annuity contracts. The Company also offers IRAs in this market. As of December 31,1997, the Company administers plans for over 1,800 school districts in 48 states. The NEA exclusive contractual arrangement, which began in 1990, automatically renewed on July 26, 1995 for an additional 5-year period.

     Nationwide Insurance Enterprise Insurance Agents. The Company sells traditional life insurance, universal life insurance and variable universal life insurance products and individual annuities through approximately 4,300 licensed Nationwide Insurance Enterprise insurance agents who primarily target the holders of personal automobile and homeowners' insurance policies issued by the Nationwide Insurance Enterprise. The Nationwide Insurance Enterprise insurance agents sell exclusively Nationwide Insurance Enterprise products and may not offer products which compete with those of the Company.

CORPORATE AND OTHER SEGMENT

     The Corporate and Other segment includes corporate revenue and expenses, investments and related investment income supporting capital not specifically allocated to the three product segments, revenues and expenses of the distribution companies, revenues and expenses of its investment advisor subsidiary (other than the portion allocated to the Variable Annuities and Life Insurance segments), revenues and expenses related to group annuity contracts sold to Nationwide Insurance Enterprise employee benefit plans and interest expense on debt. Realized gains and losses on investments are also reported in the Corporate and Other segment.

     Corporate and Other segment revenues, operating income before federal income tax expense (which excludes realized gains and losses on investments and results of discontinued operations) and policy reserves are summarized in the following table.

                                                1997        1996        1995
                                                ----        ----        ----
                                                  (IN MILLIONS OF DOLLARS)
Total revenues..............................  $  219.9    $  203.8    $  186.9
Operating income before federal income tax
  expense...................................       4.6        35.4        27.5
Policy reserves as of year end..............  $3,791.9    $3,302.5    $2,644.3

     The decrease in operating income in 1997 primarily relates to interest expense on the senior notes and capital securities issued in March 1997.

REINSURANCE

     The Company follows the customary industry practice of reinsuring a portion of its life insurance and annuity risks with other companies in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. The maximum amount of individual ordinary life insurance retained by the Company on any one life is $1.0 million. The Company cedes insurance primarily on an automatic basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a facultative basis, under which the reinsurer's prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company has entered into a reinsurance contract to cede a portion of its general account individual annuity reserves to Franklin Life Insurance Company (Franklin). Total recoveries due from Franklin were $220.2 million and $240.5 million as of December 31, 1997 and 1996, respectively. Under the terms of the contract, Franklin has established a trust as collateral for the recoveries. The trust assets are invested in investment grade securities, the market value of which must at all times be greater than or equal to 102% of the reinsured reserves. The Company has no other material reinsurance arrangements with unaffiliated reinsurers. The only material reinsurance agreements the Company has with affiliates are the modified coinsurance agreements pursuant to which NLIC reinsured all of its accident and health and group life insurance business to other members of the Nationwide Insurance Enterprise as described in note 14 to the Company's consolidated financial statements.

RATINGS

     Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating organizations continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company's ratings could have a material adverse effect on the Company's ability to market its products and could increase the surrender of the Company's annuity products. Both of these consequences could, depending upon the extent thereof, have a material adverse effect on the Company's liquidity and, under certain circumstances, net income. NLIC is rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability is rated "Aa2" (Excellent) by Moody's Investor Services, Inc. (Moody's) and "AA+" (Excellent) by Standard & Poor's Corporation (S&P).

     The foregoing ratings reflect each rating agency's opinion of NLIC's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed toward the protection of investors. Such factors are of concern to policyholders, agents and intermediaries.

     The Company's financial strength is also reflected in the ratings of the senior notes and capital securities of subsidiary trust. The senior notes are rated "A+" by S&P and "A1" by Moody's. The capital securities of subsidiary trust are rated "A" by S&P and "a1" by Moody's.

COMPETITION

     The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, broker/dealers and mutual funds, some of whom have greater financial resources, offer alternative products and, with respect to other insurers, have higher ratings than the Company. The Company believes that competition in the Company's lines of business is based on price, product features, commission structure, perceived financial strength, claims-paying ratings, service and name recognition. National banks, with their preexisting customer bases for financial services products, may pose increasing competition in the future to insurers who sell annuities, including the Company, as a result of the U.S. Supreme Court's 1994 decision in NationsBank of North Carolina v. Variable Annuity Life Insurance Company, which permits national banks to sell annuity products of life insurance companies in certain circumstances.

     Several proposals to repeal or modify the Glass-Steagall Act of 1933, as amended, and the Bank Holding Company Act of 1956, as amended, have been made by members of Congress and the Clinton Administration. Currently, the Bank Holding Company Act restricts banks from being affiliated with insurance companies. None of these proposals has yet been enacted, and it is not possible to predict whether any of these proposals will be enacted, or if enacted, their potential effect on the Company.

REGULATION

General Regulation at State Level

     As an insurance holding company, the Company is subject to regulation by the states in which its insurance subsidiaries are domiciled and/or transact business. Most states have enacted legislation that requires each insurance holding company and each insurance company in an insurance holding company system to register with the insurance regulatory authority of the insurance company's state of domicile and, annually, to furnish financial and other information concerning the operations of companies within the holding company system that materially affect the operations, management or financial condition of the insurers within such system. The Company is subject to the insurance holding company laws in Ohio. Under such laws, all transactions within an insurance holding company system affecting insurers must be fair and equitable and each insurer's policyholder surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. The Ohio insurance holding company laws also require prior notice or regulatory approval of the change of control of an insurer or its holding company and of material intercorporate transfers of assets within the holding company structure. Generally, under such laws, a state insurance authority must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company domiciled in its state.

     In addition, the laws of the various states establish regulatory agencies with broad administrative powers to approve policy forms, grant and revoke licenses to transact business, regulate trade practices, license agents, require statutory financial statements and prescribe the type and amount of investments permitted. In recent years, a number of life and annuity insurers have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these insurers have incurred or paid substantial amounts in connection with the resolution of such matters. In addition, state insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers' compliance with applicable insurance laws and regulations. None of the Company's insurance subsidiaries is the subject of any such investigation by any regulatory authority or any such market conduct examination in any state at this time. The Company's subsidiaries continuously monitor sales, marketing and advertising practices and related activities of their agents and personnel and provide continuing education and training in an effort to ensure compliance with applicable insurance laws and regulations. There can be no assurance that any non-compliance with such applicable laws and regulations would not have a material adverse effect on the Company.

     Insurance companies are required to file detailed annual and quarterly financial statements with state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time. In addition, insurance regulators periodically examine an insurer's financial condition, adherence to statutory accounting practices and compliance with insurance department rules and regulations. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or the restructuring of insurance companies.

     As part of their routine regulatory oversight process, state insurance departments conduct detailed examinations periodically (generally once every three to four years) of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of two or three other states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). The insurance subsidiaries are currently under examination by the Ohio and Delaware insurance departments for the four-year period ended December 31, 1996. While final reports of these examinations have not yet been issued, management does not expect such reports to raise any significant issues or adjustments.

Regulation of Dividends and Other Payments from Insurance Subsidiaries

     As an insurance holding company, the Company's ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to the Company in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of Ohio, its domiciliary state. The Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders' surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the 12-month period ending as of the prior December 31. The Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. Earned surplus is defined under the Ohio insurance laws as the amount equal to the Company's unassigned funds as set forth in its most recent statutory financial statements, including net unrealized capital gains and losses or revaluation of assets. Additionally, following any dividend, an insurer's policyholder surplus must be reasonable in relation to the insurer's outstanding liabilities and adequate for its financial needs. As a result of the $850.0 million dividend paid on February 24, 1997, any dividend paid by NLIC during the 12-month period immediately following the dividend would be an extraordinary dividend under Ohio insurance laws. Accordingly, no such dividend could be paid without prior regulatory approval. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of the Company and its stockholders. The Company currently does not expect such regulatory requirements to impair its ability to pay operating expenses and dividends in the future.

NAIC IRIS Ratios

     In the 1970's, the NAIC developed a set of relationships or "tests" known as the Insurance Regulatory Information System (IRIS) that was designed for early identification of companies which may require special attention by insurance regulatory authorities. There are separate but similar tests for property/casualty companies and life and health companies. Insurance companies submit data annually to the NAIC, which in turn analyzes the data by utilizing, in the case of life insurance companies, 13 ratios, each with defined "usual ranges." An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial or eliminated at the consolidated level. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios, and regulators may then act, if the company has insufficient capital, to constrain the company's underwriting capacity. At December 31, 1997, NLIC reported three ratios and Nationwide Life and Annuity Insurance Company reported one ratio that fell outside the usual range. Management does not believe the ratios that fell outside the usual range will have any adverse impact on the Company's underwriting capacity.

Risk-Based Capital Requirements

     In order to enhance the regulation of insurer solvency, the NAIC has adopted a model law to implement risk-based capital (RBC) requirements for life insurance companies. The requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The model law measures four major areas of risk facing life insurers: (i) the risk of loss from asset defaults and asset value fluctuation;
(ii) the risk of loss from adverse mortality and morbidity experience; (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates and (iv) business risks. Insurers having less statutory surplus than required by the RBC model formula will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

     Based on the formula adopted by the NAIC, NLIC's adjusted capital exceeded the level at which the Company would be required to take corrective action by a substantial amount as of December 31, 1997.

Assessments Against Insurers

     Insurance guaranty association laws exist in all states, the District of Columbia and Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. The amount and timing of any future assessment on the Company's insurance subsidiaries under these laws cannot be reasonably estimated and are beyond the control of the Company and its insurance subsidiaries. A large part of the assessments paid by the Company's insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company's insurance subsidiaries' premium taxes. For the years ended December 31, 1997, 1996 and 1995, the Company paid $7.2 million, $4.5 million and $7.5 million, respectively, in assessments pursuant to state insurance guaranty association laws.

General Regulation at Federal Level

     Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements and the removal of barriers restricting banks from engaging in the insurance and mutual fund business.

Securities Laws

     Certain of the Company's insurance subsidiaries and certain policies and contracts offered by them are subject to regulation under the federal securities laws administered by the Securities and Exchange Commission (the Commission) and under certain state securities laws. Certain separate accounts of the Company's insurance subsidiaries are registered as investment companies under the Investment Company Act of 1940, as amended (Investment Company Act). Separate account interests under certain variable annuity contracts and variable insurance policies issued by the Company's insurance subsidiaries are also registered under the Securities Act of 1933, as amended. Certain other subsidiaries of the Company are registered as broker/dealers under the Securities Exchange Act of 1934, as amended and are members of, and subject to regulation by, the National Association of Securities Dealers.

     Certain of the Company's subsidiaries are investment advisors registered under the Investment Advisors Act of 1940, as amended. The investment companies managed by such subsidiaries are registered with the Commission under the Investment Company Act and the shares of certain of these entities are qualified for sale in certain states in the U.S. and the District of Columbia. A subsidiary of the Company is registered with the Commission as a transfer agent. Certain subsidiaries of the Company are also subject to the Commission's net capital rules.

     All aspects of the Company's subsidiaries' investment advisory activities are subject to various federal and state laws and regulations in jurisdictions in which they conduct business. These laws and regulations are primarily intended to benefit investment advisory clients and investment company shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor's registration as an advisor, censure and fines.

ERISA Considerations

     On December 31, 1993, the United States Supreme Court issued its opinion in John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank holding that certain assets in excess of amounts necessary to satisfy guaranteed obligations held by John Hancock in its general account under a participating group annuity contact are "plan assets" and therefore subject to certain fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended (ERISA), which specify that fiduciaries must perform their duties solely in the interest of ERISA plan participants and beneficiaries. The Court limited the imposition of ERISA fiduciary obligations in these instances to assets in the insurer's general account that were not reserved to pay benefits of guaranteed benefit policies (i.e. benefits whose value would not fluctuate in accordance with the insurer's investment experience). The Secretary of Labor issued proposed regulations in December 1997, providing guidance for the purpose of determining, in cases where an insurer issues one or more policies backed by the insurer's general account to or for the benefit of an employee benefit plan, which assets of the insurer constitute plan assets for purposes of ERISA and the IRC. The regulations, once final, will apply only with respect to a policy issued by an insurer on or before December 31, 1998. In the case of such a policy, the regulations will take effect at the end of the 18-month period following the date such regulations become final, or perhaps sooner in some cases if necessary to prevent avoidance of the regulations. Generally, no person will be liable under ERISA or the IRC for conduct occurring prior to the end of such 18-month period, where the basis of a claim is that insurance company general account assets constitute plan assets. New policies issued after December 31, 1998, which are not guaranteed benefit policies will be subject to the fiduciary obligations under ERISA.

Potential Tax Legislation

     Congress has, from time to time, considered possible legislation that would eliminate many of the tax benefits currently afforded to annuity products. A discussion on proposed tax legislation is included in MD&A on page 33 of the Company's 1997 Annual Report to Shareholders.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 3,460 employees. None of the employees of the Company are covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.

ITEM 2  PROPERTIES

     The Company's principal executive offices are located in Columbus, Ohio. The Company leases its home office complex, consisting of approximately 468,000 square feet, from Nationwide Mutual Insurance Company (NMIC) and its subsidiaries at One Nationwide Plaza, Two Nationwide Plaza and Three Nationwide Plaza, Columbus, Ohio. The Company believes that its present facilities are adequate for the anticipated needs of the Company.

ITEM 3  LEGAL PROCEEDINGS

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

     In February 1997, NLIC was named as a defendant in a lawsuit filed in New York Supreme Court related to the sale of whole life policies on a "vanishing premium" basis (John H. Snyder v. Nationwide Life Insurance Co.). The plaintiff in such lawsuit seeks to represent a national class of NLIC's policyholders and claims unspecified compensatory and punitive damages. This lawsuit has not been certified as a class action. On April 22, 1997, a motion to dismiss the Snyder complaint in its entirety was filed by the defendants, and the plaintiff has opposed such motion.

     In November 1997, two plaintiffs, one who was the owner of a variable life insurance contract and the other who was the owner of a variable annuity contract, commenced an action against NLIC and the American Century group of defendants (Robert Young and David D. Distad v. Nationwide Life Insurance Company et al.). In this action, plaintiffs seek to represent a class of variable life insurance contract owners and variable annuity contract owners whom they claim were allegedly misled when purchasing these variable contracts into believing that some portion of their premiums were invested in a publicly traded mutual fund when, in fact, the premium monies were invested in a mutual fund whose shares may only be purchased by insurance companies. The complaint seeks unspecified compensatory, treble and punitive damages. In January 1998, both NLIC and American Century filed motions to dismiss the entire complaint. Plaintiffs' counsel have opposed these motions and the federal court in Texas will hear arguments on the motions to dismiss on April 1, 1998. This lawsuit is in an early stage and has not been certified as a class action. NLIC intends to defend this case vigorously.

     There can be no assurance that any litigation relating to pricing and sales practices will not have a material adverse effect on the Company in the future.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997 no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

               NAME                  AGE                     POSITION WITH THE COMPANY
               ----                  ---                     -------------------------
Dimon Richard McFerson.............  61     Chairman and Chief Executive Officer--Nationwide   Insurance
                                            Enterprise
Joseph J. Gasper...................  54     President and Chief Operating Officer
Galen R. Barnes....................  50     Executive Vice President
Richard D. Crabtree................  57     Executive Vice President
Robert A. Oakley...................  51     Executive Vice President--Chief Financial Officer
Robert J. Woodward, Jr.............  56     Executive Vice President--Chief Investment Officer
James E. Brock.....................  50     Senior Vice President--Corporate Development
John R. Cook.......................  54     Senior Vice President--Chief Communications Officer
W. Sidney Druen....................  55     Senior Vice President and General Counsel
Harvey S. Galloway, Jr.............  64     Senior Vice President--Chief Actuary
Richard D. Headley.................  49     Senior Vice President--Chief Information Technology Officer
Donna A. James.....................  40     Senior Vice President--Human Resources
Richard A. Karas...................  55     Senior Vice President--Sales--Financial Services
Susan A. Wolken....................  47     Senior Vice President--Operations
Bruce C. Barnes....................  50     Vice President--Information Systems
Dennis W. Click....................  59     Vice President and Secretary
David A. Diamond...................  42     Vice President--Controller
Matthew S. Easley..................  41     Vice President--Marketing and Administrative Services
Joseph P. Rath.....................  48     Vice President--Chief Compliance Officer
Mark R. Thresher...................  41     Vice President--Finance and Treasurer

     Business experience for each of the individuals listed in the above table is set forth below.

     DIMON RICHARD MCFERSON has been Chief Executive Officer of the Nationwide Insurance Enterprise since December 1992. He has been Chairman and Chief Executive Officer--Nationwide Insurance Enterprise of the Company since December 1996 and a director of the Company since November 1996. Mr. McFerson has been a director of NLIC and NMIC since April 1988 and Chairman and Chief Executive Officer--Nationwide Insurance Enterprise of NLIC and NMIC since April 1996. Previously he was elected Chief Executive Officer of NLIC in December 1992, and President and Chief Executive Officer -Nationwide Insurance Enterprise of NLIC in December 1993. He was President and General Manager of NMIC from April 1988 to April 1991; President and Chief Operating Officer of NMIC from April 1991 to December 1992; and President and Chief Executive Officer of NMIC from December 1992 to April 1996. Mr. McFerson has been with the Nationwide Insurance Enterprise for 18 years.

     JOSEPH J. GASPER has been President and Chief Operating Officer of the Company since December 1996 and a director of the Company since November 1996. Mr. Gasper has been President and Chief Operating Officer of NLIC and director since April 1996. Previously, he was Executive Vice President--Property/Casualty Operations of NMIC from April 1995 to April 1996. He was Senior Vice President--Property/Casualty Operations of NMIC from September 1993 to April 1995. Prior to that time, Mr. Gasper held numerous positions within the Nationwide Insurance Enterprise. Mr. Gasper has been with the Nationwide Insurance Enterprise for 31 years.

     GALEN R. BARNES has been Executive Vice President of the Company since December 1996. Mr. Barnes has been President of the Nationwide Insurance Enterprise since April 1996. Previously, he was President and Chief Operating Officer of the Wausau Insurance Companies, members of the Nationwide Insurance Enterprise, from May 1993 to September 1996 and was Senior Vice President of the Nationwide Insurance Enterprise from

May 1993 to April 1996. Prior to that time, Mr. Barnes held several positions within the Nationwide Insurance Enterprise. Mr. Barnes has been with the Nationwide Insurance Enterprise for 22 years.

     RICHARD D. CRABTREE has been Executive Vice President of the Company since December 1996. Mr. Crabtree has been a director and President and Chief Operating Officer of NMIC, Nationwide Mutual Fire Insurance Company and Nationwide Property and Casualty Insurance Company since April 1996. Previously, he was Executive Vice President--Property/Casualty Operations of the Nationwide Insurance Enterprise from April 1995 to April 1996. Prior to that time, Mr. Crabtree held various positions within the Nationwide Insurance Enterprise. Mr. Crabtree has been with the Nationwide Insurance Enterprise for 32 years.

     ROBERT A. OAKLEY has been Executive Vice President--Chief Financial Officer of the Company since December 1996. Mr. Oakley has been Executive Vice President--Chief Financial Officer of the Nationwide Insurance Enterprise since April 1995. Previously, he was Senior Vice President--Chief Financial Officer of the Nationwide Insurance Enterprise from October 1993 to April 1995. Prior to that time, Mr. Oakley held several positions within the Nationwide Insurance Enterprise. Mr. Oakley has been with the Nationwide Insurance Enterprise for 22 years.

     ROBERT J. WOODWARD, JR. has been Executive Vice President--Chief Investment Officer of the Company since December 1996. Mr. Woodward has been Executive Vice President--Chief Investment Officer of the Nationwide Insurance Enterprise since August 1995. Previously, he was Senior Vice President--Fixed Income Investments of the Nationwide Insurance Enterprise from March 1991 to August 1995. Prior to that time, Mr. Woodward held several positions within the Nationwide Insurance Enterprise. Mr. Woodward has been with the Nationwide Insurance Enterprise for 33 years.

     JAMES E. BROCK has been Senior Vice President--Corporate Development of the Company since July 1997. Mr. Brock has been Senior Vice President--Corporate Development of the Nationwide Insurance Enterprise since July 1997. Previously, he was Senior Vice President--Company Operations from December 1996 to July 1997 and was also Senior Vice President--Life Company Operations of NLIC from April 1996 to July 1997. Mr. Brock was Senior Vice President--Investment Product Operations of NLIC from November 1990 to April 1996. Prior to that time, Mr. Brock held several positions within the Nationwide Insurance Enterprise. Mr. Brock has been with the Nationwide Insurance Enterprise for 28 years.

     JOHN R. COOK has been Senior Vice President--Chief Communications Officer of the Company since October 1997. Mr. Cook has been Senior Vice
President--Chief Communications Officer of the Nationwide Insurance Enterprise since May 1997. Previously, Mr. Cook was Senior Vice President--Chief Communications Officer of USAA from July 1989 to May 1997.

     W. SIDNEY DRUEN has been Senior Vice President and General Counsel of the Company since December 1996. Mr. Druen has been Senior Vice President and General Counsel and Assistant Secretary of the Nationwide Insurance Enterprise since September 1994. Previously, he was Vice President, Deputy General Counsel and Assistant Secretary of the Nationwide Insurance Enterprise from October 1989 to September 1994. Prior to that time, Mr. Druen held several positions within the Nationwide Insurance Enterprise. Mr. Druen has been with the Nationwide Insurance Enterprise for 28 years.

     HARVEY S. GALLOWAY, JR. has been Senior Vice President--Chief Actuary of the Company since December 1996. Mr. Galloway has been Senior Vice President--Chief Actuary--Life, Health and Annuities of the Nationwide Insurance Enterprise since April 1993. Previously, he was Senior Vice President and Chief Actuary of the Nationwide Insurance Enterprise from January 1993 to April 1993. Prior to that time, Mr. Galloway held several positions within the Nationwide Insurance Enterprise. Mr. Galloway has been with the Nationwide Insurance Enterprise for 28 years.

     RICHARD D. HEADLEY has been Senior Vice President--Chief Information Technology Officer of the Company since October 1997. Mr. Headley has been Senior Vice President--Chief Information Technology Officer of the Nationwide Insurance Enterprise since October 1997. Previously, Mr. Headley was Chairman and Chief Executive Officer of Banc One Services Corporation from 1992 to October 1997. From January 1975 until 1992 Mr. Headley held several positions with Banc One Corporation.

     DONNA A. JAMES has been Senior Vice President--Human Resources of the Company since December 1997. Ms. James has been Senior Vice President--Human Resources of the Nationwide Insurance Enterprise since December 1997. Previously, she was Vice President--Human Resources of the Nationwide Insurance Enterprise from July 1996 to December 1997. Prior to that time Ms. James was Vice President--Assistant to the CEO of the Nationwide Insurance Enterprise from March 1996 to July 1996. From May 1994 to March 1996 she was Associate Vice President--Assistant to the CEO for the Nationwide Insurance Enterprise. Prior to that time Ms. James held several positions within the Nationwide Insurance Enterprise. Ms. James has been with the Nationwide Insurance Enterprise for 16 years.

     RICHARD A. KARAS has been Senior Vice President--Sales--Financial Services of the Company since December 1996. Mr. Karas has been Senior Vice President--Sales--Financial Services of the Nationwide Insurance Enterprise since March 1993. Previously, he was Vice President--Sales--Financial Services of the Nationwide Insurance Enterprise from February 1989 to March 1993. Prior to that time, Mr. Karas held several positions within the Nationwide Insurance Enterprise. Mr. Karas has been with the Nationwide Insurance Enterprise for 33 years.

     SUSAN A. WOLKEN has been Senior Vice President--Life Company Operations of the Company since July 1997. Ms. Wolken has been Senior Vice President--Life Company Operations of the Nationwide Insurance Enterprise since June 1997. Previously, she was Senior Vice President--Enterprise Administration of the Nationwide Insurance Enterprise from July 1996 to June 1997. Prior to that time, she was Senior Vice President--Human Resources of the Nationwide Insurance Enterprise from April 1995 to July 1996. From September 1993 to April 1995 Ms. Wolken was Vice President--Human Resources of the Nationwide Insurance Enterprise. From October 1989 to September 1993 she was Vice President--Individual Life and Health Operations of the Nationwide Insurance Enterprise. Ms. Wolken has been with the Nationwide Insurance Enterprise for 23 years.

     BRUCE C. BARNES has been Vice President--Information Systems of the Company since February 1997. Mr. Barnes has been Vice President--Life Systems of the Nationwide Insurance Enterprise since May 1996. Previously, he was Vice President--Investment Product Systems of Nationwide Insurance Enterprise from April 1995 to May 1996. Prior to that time, Mr. Barnes was Vice President--Individual Investment Products/ Common Systems of the Nationwide Insurance Enterprise from May 1994 to April 1995 and Associate Vice President--Individual Investment Products/Common Systems of NLIC from May 1992 to May 1994. Mr. Barnes was Vice President--Information Services of PHP Benefits Systems, Inc. from January 1987 to January 1992. Mr. Barnes has been with the Nationwide Insurance Enterprise for 6 years.

     DENNIS W. CLICK has been Vice President--Secretary of the Company since December 1997. Mr. Click has been Vice President--Secretary of the Nationwide Insurance Enterprise since December 1997. Previously, he was Vice President--Assistant Secretary of the Company from December 1996 to December 1997. Mr. Click was Vice President--Assistant Secretary of the Nationwide Insurance Enterprise from August 1994 to December 1997. Mr. Click was Associate Vice President and Assistant Secretary of the Nationwide Insurance Enterprise from August 1989 to August 1994. Prior to that time, he held several positions within the Nationwide Insurance Enterprise. Mr. Click has been with the Nationwide Insurance Enterprise for 37 years.

     DAVID A. DIAMOND has been Vice President--Controller of the Company since December 1996. Mr. Diamond has been Vice President--Enterprise Controller of Nationwide Insurance Enterprise since August 1996. Previously, he was Vice President--Controller of NLIC from October 1993 to August 1996. Prior to that time, Mr. Diamond held several positions within the Nationwide Insurance Enterprise. Mr. Diamond has been with the Nationwide Insurance Enterprise for 9 years.

     MATTHEW S. EASLEY has been Vice President--Marketing and Administrative Services of the Company since December 1996. Mr. Easley has been Vice President--Life Marketing and Administrative Services of the Nationwide Insurance Enterprise since May 1996. Mr. Easley was Vice President--Annuity and Pension Actuarial of the Nationwide Insurance Enterprise from August 1989 to May 1996. Prior to that time, Mr. Easley held several positions within the Nationwide Insurance Enterprise. Mr. Easley has been with the Nationwide Insurance Enterprise for 15 years.

     JOSEPH P. RATH has been Vice President--Chief Compliance Officer of the Company since April 1997. Mr. Rath has been Vice President--Compliance for Nationwide Advisory Services, Inc. and Nationwide Investment Services Corp. since April 1997. He has also been Vice President--Product and Market Compliance for the Nationwide Insurance Enterprise since April 1997. Previously, he was Vice President--Associate General Counsel of the Nationwide Insurance Enterprise from October 1988 to April 1997. Prior to that time, Mr. Rath held several positions within the Nationwide Insurance Enterprise. Mr. Rath has been with the Nationwide Insurance Enterprise for 21 years.

     MARK R. THRESHER has been Vice President--Finance and Treasurer of the Company since February 1997. Mr. Thresher has been Vice President--Controller of NLIC since August 1996. He was Vice President and Treasurer of the Company from November 1996 to February 1997. Previously, he was Vice President and Treasurer of the Nationwide Insurance Enterprise from June 1996 to August 1996. Prior to joining the Nationwide Insurance Enterprise, Mr. Thresher served as a partner with KPMG Peat Marwick LLP since July 1988.

                                    PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Class A Common Stock of NFS is traded on the New York Stock Exchange under the symbol "NFS". As of March 1, 1998, NFS had 827 registered shareholders of Class A Common Stock.

     There is no established public trading market for the Company's Class B Common Stock. All 104,745,000 shares of Class B Common Stock are owned by Nationwide Corp.

     Information regarding the high and low sales prices of NFS Class A Common Stock and cash dividends declared on such shares, as required by this item, is set forth in the following table:

                                                           QUARTER
             QUARTER ENDED                HIGH     LOW      CLOSE    DIVIDENDS
---------------------------------------  ------   ------   -------   ---------
March 31, 1997.........................  $28.50   $25.75   $25.75      --
June 30, 1997..........................  $29.75   $23.38   $26.75      $0.06
September 30, 1997.....................  $31.94   $25.75   $27.88      $0.06
December 31, 1997......................  $38.25   $27.00   $36.16      $0.06

     Information regarding restrictions on the ability of NFS's insurance subsidiaries to pay dividends to NFS, as required by this item, is set forth under "Item 1: Business-Regulation-Regulation of Dividends and Other Payments from Insurance Subsidiaries" above and in note 13 of the consolidated financial statements on page 53 of the 1997 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 6  SELECTED CONSOLIDATED FINANCIAL DATA

     Information required by this item is set forth in the table titled "Five Year Summary" on pages 34 and 35 of the Company's 1997 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is set forth on pages 19 through 33 of the Company's 1997 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 8  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is set forth on pages 36 through 57 (consolidated financial statements) and page 58 (independent auditors' report) of the Company's 1997 Annual Report to Shareholders, and is incorporated herein by reference. Reference is made to the index to consolidated financial statements included in Item 14.

     Financial statement schedules are included on pages 25 through 33 herein. Reference is made to the index to financial statement schedules included on page 24 herein.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" on pages 3 through 6 of the Company's 1998 Proxy Statement is incorporated herein by reference. Refer to Part I of the Form 10-K for information as to the executive officers of NFS.

ITEM 11  EXECUTIVE COMPENSATION

     Information required by this item is set forth from the heading "Executive Compensation and Other Information" on pages 7 through 18 of the Company's 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is set forth under the caption "Beneficial Ownership of Common Stock" on pages 2 and 3 of the Company's 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is set forth under the caption "CERTAIN TRANSACTIONS" on pages 19 through 22 of the Company's 1998 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                              ANNUAL
                                                              REPORT
                                                               PAGE
                                                               ----
CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Statements of Income for the years ended
     December 31, 1997, 1996 and 1995.......................     36
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................     37
  Consolidated Statements of Shareholder's Equity for the
     years ended December 31, 1997, 1996 and 1995...........     38
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996
     and 1995...............................................     39
  Notes to Consolidated Financial Statements................  40-57
  Independent Auditors' Report..............................     58

                                                              FORM
                                                              10-K
                                                              PAGE
                                                              ----
INDEX TO FINANCIAL STATEMENT SCHEDULES......................     24
EXHIBIT INDEX...............................................  34-35

REPORTS ON FORM 8-K:

     On October 8, 1997, the Company filed a Current Report on Form 8-K concerning the announcement of the planned introduction of a new individual variable annuity product.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONWIDE FINANCIAL SERVICES, INC.
                                          (Registrant)

                                          By: /s/ DIMON R. MCFERSON
                                            ------------------------------------
                                            Dimon R. McFerson
                                            Chairman and Chief Executive
                                              Officer--
                                            Nationwide Insurance Enterprise

Date: March 4, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DIMON R. MCFERSON              March 4, 1998        /s/ JOSEPH J. GASPER               March 4, 1998
---------------------------------       Date            ---------------------------------       Date
Dimon R. McFerson Chairman and                          Joseph J. Gasper, President and
Chief Executive                                         Chief Operating Officer and
Officer--Nationwide Insurance                           Director
Enterprise

/s/ JAMES G. BROCKSMITH, JR.       March 10, 1998       /s/ CHARLES L. FUELLGRAF, JR.      March 4, 1998
---------------------------------       Date            ---------------------------------       Date
James G. Brocksmith, Jr.,                               Charles L. Fuellgraf, Jr.,
Director                                                Director

/s/ HENRY S. HOLLOWAY              March 4, 1998        /s/ LYDIA MICHEAUX MARSHALL        March 9, 1998
---------------------------------       Date            ---------------------------------       Date
Henry S. Holloway, Director                             Lydia Micheaux Marshall, Director

/s/ DONALD L. MCWHORTER            March 10, 1998       /s/ DAVID O. MILLER                March 4, 1998
---------------------------------       Date            ---------------------------------       Date
Donald L. McWhorter, Director                           David O. Miller, Director

/s/ JAMES F. PATTERSON             March 4, 1998        /s/ GERALD D. PROTHRO              March 17, 1998
---------------------------------       Date            ---------------------------------       Date
James F. Patterson, Director                            Gerald D. Prothro, Director

/s/ ARDEN L. SHISLER               March 4, 1998        /s/ ROBERT A. OAKLEY               March 4, 1998
---------------------------------       Date            ---------------------------------       Date
Arden L. Shisler, Director                              Robert A. Oakley, Executive Vice
                                                        President--Chief Financial
                                                        Officer

/s/ MARK R. THRESHER                March 4,1998
---------------------------------       Date
Mark R. Thresher,
Vice President--Finance and
Treasurer
(Chief Accounting Officer)

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                  PAGE
                                                                                  ----
Independent Auditors' Report on Financial Statement Schedules...................  25
Schedule I          Consolidated Summary of Investments--Other Than Investments
                      in Related Parties as of December 31, 1997................  26
Schedule II         Condensed Financial Information of Registrant...............  30
Schedule III        Supplementary Insurance Information as of December 31, 1997,
                      1996 and 1995 and for each of the years then ended........  31
Schedule IV         Reinsurance as of December 31, 1997, 1996 and 1995 and for
                      each of the years then ended..............................  32
Schedule V          Valuation and Qualifying Accounts for the years ended
                      December 31, 1997, 1996 and 1995..........................  33

     All other schedules are omitted because they are not applicable or not required, or because the required information has been included in the audited consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT
                        ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors
Nationwide Financial Services, Inc.:

     Under date of January 30, 1998, we reported on the consolidated balance sheets of Nationwide Financial Services, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                           KPMG Peat Marwick LLP

Columbus, Ohio
January 30, 1998

                                                                      SCHEDULE I

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED SUMMARY OF INVESTMENTS --
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                            (IN MILLIONS OF DOLLARS)

                            AS OF DECEMBER 31, 1997

-----------------------------------------------------------  ---------   ---------   --------------
                         COLUMN A                            COLUMN B    COLUMN C       COLUMN D
-----------------------------------------------------------  ---------   ---------   --------------
                                                                                       AMOUNT AT
                                                                                      WHICH SHOWN
                                                                                         IN THE
                                                                          MARKET      CONSOLIDATED
                    TYPE OF INVESTMENT                         COST        VALUE     BALANCE SHEET
-----------------------------------------------------------  ---------   ---------   --------------
Fixed maturity securities available-for-sale:
  Bonds:
     U.S. Government and government agencies and
       authorities.........................................  $ 3,859.7   $ 3,981.7     $ 3,981.7
     States, municipalities and political subdivisions.....        1.6         1.6           1.6
     Foreign governments...................................       93.3        95.8          95.8
     Public utilities......................................    1,555.3     1,609.8       1,609.8
     All other corporate...................................    7,223.0     7,515.2       7,515.2
                                                             ---------   ---------     ---------
       Total fixed maturity securities
          available-for-sale...............................   12,732.9    13,204.1      13,204.1
                                                             ---------   ---------     ---------
Equity securities available-for-sale:
  Common stocks:
     Industrial, miscellaneous and all other...............       67.8        78.0          78.0
  Non-redeemable preferred stock...........................         --         2.4           2.4
                                                             ---------   ---------     ---------
       Total equity securities available-for-sale..........       67.8        80.4          80.4
                                                             ---------   ---------     ---------
Fixed maturity securities held-to-maturity:
  Bonds
     U.S. Government and government agencies and
       authorities.........................................        6.0         6.0           6.0
                                                             ---------   ---------     ---------
       Total fixed maturity securities held-to-maturity....        6.0         6.0           6.0
                                                             ---------   ---------     ---------
Mortgage loans on real estate, net.........................    5,228.1                   5,181.6(1)
Real estate, net:
  Investment properties....................................      254.9                     235.7(1)
  Acquired in satisfaction of debt.........................       82.6                      75.7(1)
Policy loans...............................................      415.3                     415.3
Other long-term investments................................       27.9                      25.2(2)
Short-term investments.....................................      449.2                     449.2
                                                             ---------                 ---------
       Total investments...................................  $19,264.7                 $19,673.2
                                                             =========                 =========

------------
(1) Difference from Column B is primarily due to valuation allowances due to impairments on mortgage loans on real estate and due to accumulated depreciation and valuation allowances due to impairments on real estate. See note 3 to the consolidated financial statements.

(2) Difference from Column B is primarily due to operating gains (losses) of investments in limited partnerships.

See accompanying independent auditors' report.

                                                                     SCHEDULE II

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           (IN THOUSANDS OF DOLLARS)

                            CONDENSED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1997          1996
                                                                 ----          ----
                           ASSETS
Investment in subsidiaries..................................  $2,474,386       $ --
Short-term investments......................................      67,534         --
Cash........................................................          --          1
Accrued investment income...................................         762         --
Other assets................................................       8,704        803
                                                              ----------       ----
                                                              $2,551,386       $804
                                                              ==========       ====
            LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt..............................................  $  401,469       $ --
Other liabilities...........................................      25,754        803
                                                              ----------       ----
                                                                 427,223        803
                                                              ----------       ----
Shareholders' equity........................................   2,124,163          1
                                                              ----------       ----
                                                              $2,551,386       $804
                                                              ==========       ====

                         CONDENSED STATEMENT OF INCOME

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1997
                                                              -----------------
Revenues:
  Dividends received from subsidiaries......................      $ 850,000
  Investment income.........................................          3,965
                                                                  ---------
                                                                    853,965
                                                                  ---------
Expenses:
  Interest expense on long-term debt........................         26,111
  Other operating expenses..................................            510
                                                                  ---------
                                                                     26,621
                                                                  ---------
     Income before federal income tax benefit...............        827,344

Federal income tax benefit..................................          7,930
                                                                  ---------
     Income before equity in net income of subsidiaries.....        835,274

Equity in net income of subsidiaries........................       (570,093)
                                                                  ---------
     Net income.............................................      $ 265,181
                                                                  =========

See accompanying notes to condensed financial statements and independent auditors' report.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           (IN THOUSANDS OF DOLLARS)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                                  ------------
                                                                1997          1996
                                                                ----          ----
Cash flows from operating activities:
  Net income................................................  $ 265,181       $--
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in net income of subsidiaries...................   (279,907)       --
     Other, net.............................................     17,502        --
                                                              ---------       ---
       Net cash provided by operating activities............      2,776        --
                                                              ---------       ---
Cash flows from investing activities:
  Contributions of capital paid to subsidiaries.............   (839,873)       --
  Short-term investments, net...............................    (67,534)       --
                                                              ---------       ---
       Net cash used in investing activities................   (907,407)       --
                                                              ---------       ---
Cash flows from financing activities:
  Net proceeds from issuance of common stock................    524,191         1
  Net proceeds from issuance of long-term debt..............    395,862        --
  Cash dividends paid.......................................    (15,423)       --
                                                              ---------       ---
       Net cash provided by financing activities............    904,630        --
                                                              ---------       ---
Net decrease in cash........................................         (1)       --

Cash, beginning of year.....................................          1        --
                                                              ---------       ---
Cash, end of year...........................................  $      --       $ 1
                                                              =========       ===

See accompanying notes to condensed financial statements and independent auditors' report.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           (IN THOUSANDS OF DOLLARS)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND PRESENTATION

     Nationwide Financial Services, Inc. (NFS) was formed in November 1996 as a holding company for Nationwide Life Insurance Company (NLIC) and the other companies within the Nationwide Insurance Enterprise that offer or distribute long-term savings and retirement products. On March 11 1997, NFS sold, in an initial public offering, 23.6 million shares of its newly-issued Class A common stock for net proceeds of $524,191 (the Equity Offering). In March 1997, NFS also sold, in companion public offerings, $300,000 of 8% Senior Notes (the Notes) and, Nationwide Financial Services Capital Trust (NFSCT), a wholly owned subsidiary of NFS, issued $100,000 of 7.899% Capital Securities (the Capital Securities). Concurrent with the sale of the Capital Securities by NFSCT, NFS sold to NFSCT $103,093 in principal amount of its 7.899% Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures). Aggregate net proceeds from the Equity Offering, the offering of the Notes and the sale of the Junior Subordinated Debentures totaled $920,053. NFS contributed $836,780 and $3,093 of the proceeds to the capital of NLIC and NFSCT, respectively, and retained $80,180 of the proceeds for general corporate purposes.

     Prior to the initial public offering , NFS was a wholly owned subsidiary of Nationwide Corporation (Nationwide Corp.). Nationwide Corp. continues to own all of the outstanding shares of Class B common stock, which represents approximately 98% of the combined voting power of the shareholders of NFS. During the first quarter of 1997, NFS's Board of Directors approved a 104,745 for one split of the NFS Class B common stock, which became effective February 10, 1997.

     During 1996 and 1997, Nationwide Corp. and NFS completed certain transactions in anticipation of the initial public offering that focused the business of NFS on long-term savings and retirement products. On September 24, 1996, NLIC declared a dividend payable to Nationwide Corp. on January 1, 1997 consisting of the outstanding shares of common stock of certain subsidiaries that do not offer or distribute long-term savings or retirement products. In addition, during 1996, NLIC entered into two reinsurance agreements whereby all of NLIC's accident and health and group life insurance business was ceded to two affiliates effective January 1, 1996. On January 27, 1997, Nationwide Corp. contributed the common stock of NLIC and three marketing and distribution companies to NFS. Additionally, NFS received a dividend from NLIC on February 24, 1997 and immediately thereafter paid a dividend to Nationwide Corp. consisting of securities with a fair value of $850,000.

     NFS conducted no operations during 1996, except for the deferral of certain costs associated with the public offerings, and accordingly, has not presented a condensed statement of income for the year ended December 31, 1996.

See accompanying independent auditors' report.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           (IN THOUSANDS OF DOLLARS)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED

(2)  LONG-TERM DEBT AND GUARANTEES

     Long-term debt outstanding as of December 31, 1997 consists of the following:

8% Senior Notes due March 1, 2027 (net of unamortized
  discount of $1,624).......................................  $298,376
7.899% Junior Subordinated Deferrable Interest Debentures
  due March 1, 2037.........................................   103,093
                                                              --------
                                                              $401,469
                                                              ========

    The Notes are redeemable in whole or in part, at the option of NFS, at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The Notes are not subject to any sinking fund payments. The terms of the Notes contain various restrictive covenants including limitations on the disposition of subsidiaries. As of December 31, 1997, NFS was in compliance with all such covenants. NFS made interest payments on the Notes in 1997 of $11,400.

    The Junior Subordinated Debentures are redeemable by NFS in whole at any time or in part from time to time at par plus an applicable make-whole premium. The Junior Subordinated Debentures will mature or be called simultaneously with the Capital Securities. The Capital Securities, through obligations of NFS under the Junior Subordinated Debentures, the Capital Securities Guarantee Agreement and the related Declaration of Trust and Indenture, are fully and unconditionally guaranteed by NFS. NFS made interest payments on the Junior Subordinated Debentures in 1997 of $3,845.

See accompanying independent auditors' report.

                                                                    SCHEDULE III

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
                            (IN MILLIONS OF DOLLARS)

  As of December 31, 1997, 1996 and 1995 and for each of the years then ended

-----------------------  ---------------   --------------------   ------------------   -------------------   ----------
       COLUMN A             COLUMN B             COLUMN C              COLUMN D             COLUMN E          COLUMN F
-----------------------  ---------------   --------------------   ------------------   -------------------   ----------
                            DEFERRED          FUTURE POLICY                               OTHER POLICY
                             POLICY         BENEFITS, LOSSES,                              CLAIMS AND
                           ACQUISITION          CLAIMS AND             UNEARNED         BENEFITS PAYABLE      PREMIUM
        SEGMENT               COSTS           LOSS EXPENSES          PREMIUMS (1)              (1)            REVENUE
-----------------------  ---------------   --------------------   ------------------   -------------------   ----------
1997: Variable
  Annuities                 $1,018.4            $      --                                                      $   --
      Fixed Annuities          277.9             14,103.1                                                        27.3
      Life Insurance           472.9              2,683.4                                                       178.1
      Corporate and
        Other                 (103.8)             1,916.3                                                          --
                            --------            ---------                                                      ------
         Total              $1,665.4            $18,702.8                                                      $205.4
                            ========            =========                                                      ======
1996: Variable
  Annuities                 $  792.1            $      --                                                      $   --
      Fixed Annuities          242.0             13,388.9                                                        24.0
      Life Insurance           414.4              2,391.5                                                       174.6
      Corporate and
        Other                  (82.0)             1,820.2                                                          --
                            --------            ---------                                                      ------
         Total              $1,366.5            $17,600.6                                                      $198.6
                            ========            =========                                                      ======
1995: Variable
  Annuities                 $  569.8            $      --                                                      $   --
      Fixed Annuities          220.7             12,759.3                                                        32.8
      Life Insurance           366.9              2,282.6                                                       166.3
      Corporate and
        Other                 (136.9)             1,730.0                                                          --
                            --------            ---------                                                      ------
         Total              $1,020.5            $16,771.9                                                      $199.1
                            ========            =========                                                      ======

-----------------------  ---------------   --------------------   ------------------   -------------------   ----------
       COLUMN A             COLUMN G             COLUMN H              COLUMN I             COLUMN J          COLUMN K
-----------------------  ---------------   --------------------   ------------------   -------------------   ----------
                         NET INVESTMENT     BENEFITS, CLAIMS,        AMORTIZATION             OTHER
                             INCOME             LOSSES AND        OF DEFERRED POLICY   OPERATING EXPENSES     PREMIUMS
        SEGMENT                (2)         SETTLEMENT EXPENSES    ACQUISITION COSTS            (2)            WRITTEN
-----------------------  ---------------   --------------------   ------------------   -------------------   ----------
1997: Variable
  Annuities                 $  (26.8)           $     5.9               $ 87.8               $159.4
      Fixed Annuities        1,098.2                846.7                 39.8                 85.4
      Life Insurance           189.1                227.5                 39.6                 94.5
      Corporate and
        Other                  153.4                114.7                   --                 63.4
                            --------            ---------               ------               ------
         Total              $1,413.9            $ 1,194.8               $167.2               $402.7
                            ========            =========               ======               ======
1996: Variable
  Annuities                 $  (21.4)           $     4.6               $ 57.4               $132.3
      Fixed Annuities        1,050.6                838.5                 38.6                 79.7
      Life Insurance           174.0                211.4                 37.4                 79.0
      Corporate and
        Other                  154.6                106.1                   --                 62.5
                            --------            ---------               ------               ------
         Total              $1,357.8            $ 1,160.6               $133.4               $353.5
                            ========            =========               ======               ======
1995: Variable
  Annuities                 $  (17.6)           $     2.9               $ 26.3               $109.1
      Fixed Annuities        1,002.7                805.0                 29.5                 80.3
      Life Insurance           171.2                202.0                 31.0                 68.8
      Corporate and
        Other                  137.7                105.6                 (4.1)                59.5
                            --------            ---------               ------               ------
         Total              $1,294.0            $ 1,115.5               $ 82.7               $317.7
                            ========            =========               ======               ======

------------
(1) Unearned premiums and other policy claims and benefits payable are included in Column C amounts.

See accompanying independent auditors' report.

(2) Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

See accompanying independent auditors' report.
                                      31.1

                                                                     SCHEDULE IV

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  REINSURANCE
                            (IN MILLIONS OF DOLLARS)

  AS OF DECEMBER 31, 1997, 1996 AND 1995 AND FOR EACH OF THE YEARS THEN ENDED

-----------------------------------------  ---------   ---------   ----------   ---------   ----------
                COLUMN A                   COLUMN B    COLUMN C     COLUMN D    COLUMN E     COLUMN F
-----------------------------------------  ---------   ---------   ----------   ---------   ----------
                                                                                            PERCENTAGE
                                                       CEDED TO     ASSUMED                 OF AMOUNT
                                             GROSS       OTHER     FROM OTHER      NET       ASSUMED
                                            AMOUNT     COMPANIES   COMPANIES     AMOUNT       TO NET
                                           ---------   ---------   ----------   ---------   ----------
1997:
  Life insurance in force................  $52,648.4   $13,678.7     $289.7     $39,259.4      0.7%
                                           =========   =========     ======     =========      ===
  Premiums:
     Life insurance......................  $   235.9   $    32.7     $  2.2     $   205.4      1.1%
     Accident and health insurance.......      261.2       272.6       11.4            --      N/A
                                           ---------   ---------     ------     ---------      ---
       Total.............................  $   497.1   $   305.3     $ 13.6     $   205.4      6.6%
                                           =========   =========     ======     =========      ===
1996:
  Life insurance in force................  $47,150.6   $11,164.6     $288.6     $36,274.6      0.8%
                                           =========   =========     ======     =========      ===
  Premiums:
     Life insurance......................  $   225.6   $    29.3     $  2.3     $   198.6      1.2%
     Accident and health insurance.......      291.9       305.8       13.9            --      N/A
                                           ---------   ---------     ------     ---------      ---
       Total.............................  $   517.5   $   335.1     $ 16.2     $   198.6      8.2%
                                           =========   =========     ======     =========      ===
1995:
  Life Insurance in force................  $41,087.9   $ 8,935.7     $391.2     $32,543.4      1.2%
                                           =========   =========     ======     =========      ===
  Premiums:
     Life insurance......................  $   221.3   $    24.4     $  2.2     $   199.1      1.1%
     Accident and health insurance.......      298.0       313.0       15.0            --      N/A
                                           ---------   ---------     ------     ---------      ---
       Total.............................  $   519.3   $   337.4     $ 17.2     $   199.1      8.6%
                                           =========   =========     ======     =========      ===

------------
Note: The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.

See accompanying independent auditors' report.

                                                                      SCHEDULE V

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                            (IN MILLIONS OF DOLLARS)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

-----------------------------------------  -----------   -----------------------   ----------   ----------
                COLUMN A                    COLUMN B            COLUMN C            COLUMN D     COLUMN E
-----------------------------------------  -----------   -----------------------   ----------   ----------
                                           BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                            BEGINNING    COSTS AND      OTHER      DEDUCTIONS     END OF
               DESCRIPTION                  OF PERIOD     EXPENSES     ACCOUNTS       (1)         PERIOD
-----------------------------------------  -----------   ----------   ----------   ----------   ----------
1997:
  Valuation allowances - fixed maturity
     securities..........................   $      --     $   16.2      $  --       $   16.2      $  --
  Valuation allowances - mortgage loans
     on real estate......................        51.0         (1.2)        --            7.3       42.5
  Valuation allowances - real estate.....        15.2         (4.1)        --             --       11.1
                                            ---------     --------      -----       --------      -----
       Total.............................   $    66.2     $   10.9      $  --       $   23.5      $53.6
                                            =========     ========      =====       ========      =====
1996:
  Valuation allowances - mortgage loans
     on real estate......................   $    49.1     $    4.5      $  --       $    2.6      $51.0
  Valuation allowances - real estate.....        25.8        (10.6)        --             --       15.2
                                            ---------     --------      -----       --------      -----
       Total.............................   $    74.9     $   (6.1)     $  --       $    2.6      $66.2
                                            =========     ========      =====       ========      =====
1995:
  Valuation allowances - fixed maturity
     securities..........................   $      --     $    8.9      $  --       $    8.9      $  --
  Valuation allowances - mortgage loans
     on real estate......................        46.4          7.4         --            4.7       49.1
  Valuation allowances - real estate.....        27.3         (1.5)        --             --       25.8
                                            ---------     --------      -----       --------      -----
       Total.............................   $    73.7     $   14.8      $  --       $   13.6      $74.9
                                            =========     ========      =====       ========      =====

------------
(1) Amounts represent direct write-downs charged against the valuation allowance.

See accompanying independent auditors' report.

                                 EXHIBIT INDEX

EXHIBIT
-------
 3.1     Form of Restated Certificate of Incorporation of Nationwide
         Financial Services, Inc. (previously filed as Exhibit 3.1 to
         Form S-1, Registration Number 333-18527, filed March 5,
         1997, and incorporated herein by reference)
 3.2     Form of Restated Bylaws of Nationwide Financial Services,
         Inc. (previously filed as Exhibit 3.2 to Form S-1,
         Registration Number 333-18527, filed March 5, 1997, and
         incorporated herein by reference)
 4.1     Form of Indenture relating to the Notes, including the form of Global Note and the form of Definitive Note (previously filed as Exhibit 4.1 to Form S-1, Registration Number
         333-18527, filed March 5, 1997, and incorporated herein by reference)
 4.2     Form of Indenture relating to the Junior Subordinated
         Deferrable Interest Debentures due 2037 of Nationwide
         Financial Services, Inc. (previously filed as Exhibit 4.1 to
         Form S-1, Registration Number 333-18533, filed March 5,
         1997, and incorporated herein by reference)
10.1     Form of Intercompany Agreement among Nationwide Mutual
         Insurance Company, Nationwide Corporation and Nationwide
         Financial Services, Inc. (previously filed as Exhibit 10.1 to Form S-1, Registration Number 333-18527, filed March 5,
         1997, and incorporated herein by reference)
10.2     Form of Tax Sharing Agreement among Nationwide Mutual
         Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance Company
         (previously filed as Exhibit 10.2 to Form S-1, Registration
         Number 333-18527, filed March 5, 1997,and incorporated
         herein by reference)
10.2.1   First Amendment to the Tax Sharing Agreement among
         Nationwide Mutual Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance
         Company
10.3     Form of First Amendment to Cost Sharing Agreement among
         parties named therein (previously filed as Exhibit 10.3 to
         Form S-1, Registration Number 333-18527, filed March 5,
         1997, and incorporated herein by reference)
10.4     Modified Coinsurance Agreement between Nationwide Life
         Insurance Company and Nationwide Mutual Insurance Company
         (previously filed as Exhibit 10.4 to Form S-1, Registration
         Number 333-18527, filed March 5, 1997, and incorporated
         herein by reference)
10.5     Modified Coinsurance Agreement between Employers Life
         Insurance Company of Wausau and Nationwide Life Insurance
         Company (previously filed as Exhibit 10.5 to Form S-1,
         Registration Number 333-18527, filed March 5, 1997, and
         incorporated herein by reference)
10.6     Credit Facility, dated August 12, 1996, among Nationwide
         Life Insurance Company, Nationwide Mutual Insurance Company,
         the banks named therein and Morgan Guaranty Trust Company of
         New York, the administrative agent (previously filed as
         Exhibit 10.6 to Form S-1, Registration Number 333-18527,
         filed March 5, 1997, and incorporated herein by reference)
10.6.1   Amendment dated as of September 8, 1997 to the Credit
         Agreement dated as of August 12, 1996 among Nationwide
         Mutual Insurance Company, Nationwide Life Insurance Company,
         the Banks party thereto and Morgan Guaranty Trust Company of
         New York, as administrative agent (previously filed as
         Exhibit 10(a) to Quarterly Report on Form 10-Q for the
         quarterly period ended September 30, 1997, and incorporated herein by reference)
10.7     Form of Lease Agreement between Nationwide Mutual Insurance
         Company, Nationwide Life Insurance Company, Nationwide Life
         and Annuity Insurance Company and Nationwide Financial
         Services, Inc. (previously filed as Exhibit 10.7 to Form
         S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)
10.8     Form of Nationwide Financial Services, Inc. 1996 Long-Term
         Equity Compensation Plan (previously filed as Exhibit 10.8 to Form S-1, Registration Number 333-18527, filed March 5,
         1997, and incorporated herein by reference)

EXHIBIT
-------
10.9     General Description of Nationwide Insurance Enterprise
         Executive Incentive Plan (previously filed as Exhibit 10.9 to Form S-1, Registration Number 333-18527, filed March 5,
         1997, and incorporated herein by reference)
10.10    General Description of Nationwide Insurance Enterprise
         Management Incentive Plan (previously filed as Exhibit 10.10 to Form S-1, Registration Number 333-18527, filed March 5,
         1997, and incorporated herein by reference)
10.11    Nationwide Insurance Enterprise Excess Benefit Plan
         effective as of December 31, 1996 (previously filed as
         Exhibit 10.11 to Form S-1, Registration Number 333-18527,
         filed March 5, 1997, and incorporated herein by reference)
10.12    Nationwide Insurance Enterprise Supplemental Retirement Plan
         effective as of December 31, 1996 (previously filed as
         Exhibit 10.12 to Form S-1, Registration Number 333-18527,
         filed March 5, 1997, and incorporated herein by reference)
10.13    Nationwide Salaried Employees Severance Pay Plan (previously filed as Exhibit 10.13 to Form S-1, Registration Number
         333-18527, filed March 5, 1997, and incorporated herein by reference)
10.14    Nationwide Insurance Enterprise Supplemental Defined
         Contribution Plan effective as of January 1, 1996
         (previously filed as Exhibit 10.14 to Form S-1, Registration
         Number 333-18527, filed March 5, 1997, and incorporated
         herein by reference)
10.15    General Description of Nationwide Insurance Enterprise
         Individual Deferred Compensation Program (previously filed as Exhibit 10.15 to Form S-1, Registration Number 333-18527,
         filed March 5, 1997, and incorporated herein by reference)
10.16    General Description of Nationwide Mutual Insurance Company
         Directors Deferred Compensation Program (previously filed as
         Exhibit 10.16 to Form S-1, Registration Number 333-18527,
         filed March 5, 1997, and incorporated herein by reference)
10.17    Deferred Compensation Agreement, dated as of September 3,
         1979, between Nationwide Mutual Insurance Company and D.
         Richard McFerson (previously filed as Exhibit 10.17 to Form
         S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)
10.18    Nationwide Financial Services, Inc. Stock Retainer Plan for
         Non-Employee Directors (previously filed as Exhibit 10.18 to
         Form S-1, Registration Number 333-18527, filed March 5,
         1997, and incorporated herein by reference)
11       Statement Regarding Computation of Earnings Per Share
13       Pages 19-58 of the Company's 1997 Annual Report to
         Shareholders
21       Subsidiaries of the Registrant
23       Consent of KPMG Peat Marwick LLP, Independent Auditors
27       Financial Data Schedule

------------
All other exhibits referenced by Item 601 of Regulation S-K are not required under the related instructions or are inapplicable and therefore have been omitted.