Form 10-Q
period 1998-03-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 1998-05-15
CIK 1029786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998        COMMISSION FILE NO. 1-12785


                       NATIONWIDE FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                            31-1486870
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


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

The number of shares outstanding of each of the registrant's classes of common stock on May 1, 1998 was as follows:

CLASS A COMMON STOCK (par value $0.01 per share) - 23,783,136 shares issued and
 (Title of Class)                                  outstanding


CLASS B COMMON STOCK (par value $0.01 per share) - 104,745,000 shares issued and
 (Title of Class)                                  outstanding

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                                           INDEX
PART I       FINANCIAL INFORMATION

             Item 1      Unaudited Consolidated Financial Statements                                                     3

             Item 2      Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                                       11

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                                              26

             Item 2      Changes in Securities                                                                          26

             Item 3      Defaults Upon Senior Securities                                                                27

             Item 4      Submission of Matters to a Vote of Security Holders                                            27

             Item 5      Other Information                                                                              27

             Item 6      Exhibits and Reports on Form 8-K                                                               27

SIGNATURE                                                                                                               28

                         PART I - FINANCIAL INFORMATION

ITEM 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Income
                                              (Unaudited)
                          (in millions of dollars, except per share amounts)
                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                   ------------------
                                                                                    1998        1997
                                                                                   ------      ------
REVENUES
  Policy charges                                                                   $159.0      $120.4
  Life insurance premiums                                                            53.2        55.4
  Net investment income                                                             365.8       341.4
  Realized gains on investments                                                      16.6        21.1
  Other                                                                              19.7        14.5
                                                                                   ------      ------
                                                                                    614.3       552.8
                                                                                   ------      ------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances                                261.9       247.2
  Other benefits and claims                                                          46.3        49.2
  Policyholder dividends on participating policies                                   10.8        10.6
  Amortization of deferred policy acquisition costs                                  47.7        43.4
  Interest expense on debt and capital securities of subsidiary trust                 8.0         1.9
  Other operating expenses                                                          107.5        94.4
                                                                                   ------      ------
                                                                                    482.2       446.7
                                                                                   ------      ------

    Income before federal income tax expense                                        132.1       106.1
Federal income tax expense                                                           45.4        37.2
                                                                                   ------      ------
    Net income                                                                     $ 86.7      $ 68.9
                                                                                   ======      ======

NET INCOME PER COMMON SHARE
  Basic                                                                            $ 0.67      $ 0.63
  Diluted                                                                          $ 0.67      $ 0.63

Weighted average number of shares of common stock outstanding (in millions)         128.5       110.3

See accompanying notes to unaudited consolidated financial statements.

                               NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                (in millions of dollars, except per share amounts)
                                                                                     (UNAUDITED)     DECEMBER 31,
                                                                                   MARCH 31, 1998        1997
                                                                                   --------------    ------------
ASSETS
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity securities (cost $12,918.0 in 1998; $12,732.9 in 1997)             $13,362.1       $13,204.1
    Equity securities (cost $75.7 in 1998; $67.8 in 1997)                                  90.8            80.4
  Fixed maturity securities held-to-maturity, at amortized cost ($6.0 in 1997)            --                6.0
  Mortgage loans on real estate, net                                                    5,187.5         5,181.6
  Real estate, net                                                                        286.9           311.4
  Policy loans                                                                            426.1           415.3
  Other long-term investments                                                              23.9            25.2
  Short-term investments                                                                  566.2           449.2
                                                                                      ---------       ---------
                                                                                       19,943.5        19,673.2
                                                                                      ---------       ---------

Cash                                                                                       44.5           180.9
Accrued investment income                                                                 224.0           211.2
Deferred policy acquisition costs                                                       1,756.7         1,665.4
Other assets                                                                              431.8           437.8
Assets held in Separate Accounts                                                       43,327.4        37,724.4
                                                                                      ---------       ---------
                                                                                      $65,727.9       $59,892.9
                                                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits and claims                                                     $18,793.9       $18,702.8
Long-term debt                                                                            298.4           298.4
Other liabilities                                                                       1,015.9           943.1
Liabilities related to Separate Accounts                                               43,327.4        37,724.4
                                                                                      ---------       ---------
                                                                                       63,435.6        57,668.7
                                                                                      ---------       ---------
NFS-obligated mandatorily redeemable capital securities of subsidiary
  trust holding solely junior subordinated debentures of NFS                              100.0           100.0
                                                                                      ---------       ---------

Shareholders' equity:
  Preferred stock, $.01 par value. Authorized 50.0 million shares; no shares
    issued and outstanding                                                                --              --
  Class A common stock, $.01 par value. Authorized 750.0 million shares,
    23.8 million shares issued and outstanding                                              0.2             0.2
  Class B common stock, $.01 par value. Authorized 750.0 million shares,
    104.7 million shares issued and outstanding                                             1.0             1.0
  Additional paid-in capital                                                              629.2           629.2
  Retained earnings                                                                     1,326.8         1,247.8
  Unearned compensation                                                                    (0.9)           (1.1)
  Accumulated other comprehensive income                                                  236.0           247.1
                                                                                      ---------       ---------
                                                                                        2,192.3         2,124.2
                                                                                      ---------       ---------
                                                                                      $65,727.9       $59,892.9
                                                                                      =========       =========

See accompanying notes to unaudited consolidated financial statements.

                                       NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Shareholders' Equity
                                                            (Unaudited)
                                             Three Months Ended March 31, 1998 and 1997
                                                      (in millions of dollars)
                                                                                                      ACCUMULATED
                                      CLASS A     CLASS B    ADDITIONAL                                  OTHER          TOTAL
                                      COMMON      COMMON      PAID-IN      RETAINED      UNEARNED    COMPREHENSIVE   SHAREHOLDERS'
                                       STOCK       STOCK      CAPITAL      EARNINGS    COMPENSATION      INCOME         EQUITY
                                      -------     -------    ----------    --------    ------------  -------------   -------------
1997
BALANCE, JANUARY 1, 1997                $--         $1.0       $ 551.4     $1,405.7        $--           $173.6        $2,131.7

Comprehensive income (loss):
  Net income                             --          --           --           68.9         --             --              68.9
  Other comprehensive income
    (loss), net:
     Unrealized losses on securities     --          --           --           --           --            (89.4)          (89.4)
     Reclassification adjustment
       for gains included in
       net income                        --          --           --           --           --             (9.8)           (9.8)
                                        ----        ----       -------     --------        -----        -------        --------
  Other comprehensive income
    (loss), net                          --          --           --           --           --            (99.2)          (99.2)
                                        ----        ----       -------     --------        -----        -------        --------
Comprehensive income (loss)              --          --           --           68.9         --            (99.2)          (30.3)

Issuance of Class A
  common stock                           0.2         --          524.0         --           --             --             524.2
Dividend to shareholder                  --          --         (450.0)      (400.0)        --             --            (850.0)
Other, net                               --          --            3.7         --           (1.4)          --               2.3
                                        ----        ----       -------     --------        -----         ------        --------
BALANCE, MARCH 31, 1997                 $0.2        $1.0       $ 629.1     $1,074.6        $(1.4)        $ 74.4        $1,777.9
                                        ====        ====       =======     ========        =====         ======        ========

1998
BALANCE, JANUARY 1, 1998                $0.2        $1.0       $ 629.2     $1,247.8        $(1.1)     $   247.1        $2,124.2

Comprehensive income (loss):
  Net income                             --          --           --           86.7         --             --              86.7
  Other comprehensive income
   (loss), net:
     Unrealized losses on securities     --          --           --           --           --               (9.2)         (9.2)
     Reclassification adjustment
       for gains included in
       net income                        --          --           --           --           --               (1.9)         (1.9)
                                        ----        ----       -------     --------        -----         ------        --------
  Other comprehensive income
    (loss), net                          --          --           --           --           --              (11.1)        (11.1)
                                        ----        ----       -------     --------        -----         ------        --------
Comprehensive income (loss)              --          --           --           86.7         --              (11.1)         75.6

Cash dividends declared                  --          --           --           (7.7)        --             --              (7.7)
Other, net                               --          --           --           --            0.2         --                 0.2
                                        ----        ----       -------     --------        -----         ------        --------
BALANCE, MARCH 31, 1998                 $0.2        $1.0       $ 629.2     $1,326.8        $(0.9)        $236.0        $2,192.3
                                        ====        ====       =======     ========        =====         ======        ========

See accompanying notes to unaudited consolidated financial statements.

                                  NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)
                                       Three Months Ended March 31, 1998 and 1997
                                                (in millions of dollars)
                                                                                                1998           1997
                                                                                              -------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                  $  86.7        $    68.9
  Adjustments to reconcile net income to net cash provided by operating activities:
    Interest credited to policyholder account balances                                          261.9            247.2
    Capitalization of deferred policy acquisition costs                                        (131.2)          (115.0)
    Amortization of deferred policy acquisition costs                                            47.7             43.4
    Amortization and depreciation                                                                (2.3)             2.1
    Realized gains on investments, net                                                          (16.6)           (21.1)
    (Increase) decrease in accrued investment income                                            (12.8)             5.5
    Decrease in other assets                                                                      5.1             40.4
    (Decrease) increase in policy liabilities                                                   (97.7)             1.3
    Increase in other liabilities                                                                78.6            167.5
    Other, net                                                                                   (2.9)             5.9
                                                                                              -------        ---------
      Net cash provided by operating activities                                                 216.5            446.1
                                                                                              -------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available-for-sale                                       442.1            214.2
  Proceeds from sale of securities available-for-sale                                           224.4            195.5
  Proceeds from maturity of securities held to maturity                                           6.0             --
  Proceeds from repayments of mortgage loans on real estate                                     241.0             89.3
  Proceeds from sale of real estate                                                              30.3             20.9
  Proceeds from repayments of policy loans and sale of other invested assets                     10.0             12.9
  Cost of securities available-for-sale acquired                                               (852.1)          (757.8)
  Cost of mortgage loans on real estate acquired                                               (241.7)          (195.4)
  Cost of real estate acquired                                                                   (0.2)           (20.6)
  Policy loans issued and other invested assets acquired                                        (14.9)           (17.8)
  Short-term investments, net                                                                  (117.0)          (760.2)
                                                                                              -------        ---------
      Net cash used in investing activities                                                    (272.1)        (1,219.0)
                                                                                              -------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of Class A common stock                                            --                524.2
  Net proceeds from issuance of NFS-obligated mandatorily redeemable
    capital securities of subsidiary trust                                                      --                 98.3
  Net proceeds from issuance of long-term debt                                                  --                294.5
  Cash dividends paid                                                                            (7.7)           --
  Increase in investment product and universal life insurance product account balances          621.2            551.3
  Decrease in investment product and universal life insurance product account balances         (694.3)          (667.1)
                                                                                              -------        ---------
      Net cash (used in) provided by financing activities                                       (80.8)           801.2
                                                                                              -------        ---------

Net (decrease) increase in cash                                                                (136.4)            28.3

Cash, beginning of period                                                                       180.9             43.2
                                                                                              -------        ---------
Cash, end of period                                                                           $  44.5        $    71.5
                                                                                              =======        =========

See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements
                        Three Months Ended March 31, 1998


(1)      Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries (NFS or collectively the Company) have been prepared in accordance with generally accepted accounting principles, which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 1997 included in the Company's 1997 Annual Report to Shareholders.

(2)      Earnings per Share
         ------------------

         Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options.

         The calculations of basic and diluted earnings per share for the three months ended March 31, 1998 and 1997 are as follows:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           -------------------
         (in millions, except per share amounts)            1998         1997
         --------------------------------------------      ------       ------

         Basic and diluted net income                      $ 86.7       $ 68.9
                                                           ======       ======

         Weighted average number of shares of common
           stock outstanding                                128.5        110.3
         Dilutive effect of stock options                     0.1          --
                                                           ------       ------
         Diluted average number of shares of common
           stock outstanding                                128.6        110.3
                                                           ======       ======

         Net income per common share:
           Basic                                           $ 0.67       $ 0.63
           Diluted                                         $ 0.67       $ 0.63

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued


(3)      Accounting Pronouncements
         -------------------------

         On January 1, 1998 the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income" (FAS
         130). FAS 130 established standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders and includes net income. Comprehensive income for the three month periods ended March 31, 1998 and 1997 has been presented in the accompanying unaudited consolidated statements of shareholders' equity.

         On January 1, 1998 the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." FAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position, nor did it affect the manner in which the Company defines its operating segments. The segment information required for interim reports is included in note 4.

         In March 1998, The American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position
         (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance intended to standardize accounting practices for costs incurred to develop or obtain computer software for internal use. Specifically, SOP 98-1 provides guidance for determining whether computer software is for internal use and when costs incurred for internal-use software are to be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 with earlier application encouraged. The adoption of SOP 98-1, planned for the first quarter of 1999, is not expected to have a material impact on the Company's consolidated financial statements.

(4)      Segment Disclosures
         -------------------

         The Company uses differences in products as the basis for defining its reportable segments. The Company reports three product segments:
         Variable Annuities, Fixed Annuities and Life Insurance.

         The Variable Annuities segment consists of annuity contracts that provide the customer with the opportunity to invest in mutual funds managed by independent investment managers and the Company, with investment returns accumulating on a tax-deferred basis. The Company's variable annuity products consist almost entirely of flexible premium deferred variable annuity contracts.

         The Fixed Annuities segment consists of annuity contracts that generate a return for the customer at a specified interest rate, fixed for a prescribed period, with returns accumulating on a tax-deferred basis. Such contracts consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities. The Fixed Annuities segment includes the fixed option under variable annuity contracts.

         The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned life insurance products, that provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued


         In addition to the product segments, the Company reports corporate revenue and expenses, investments and related investment income supporting capital not specifically allocated to its product segments, revenues and expenses of its distribution companies, revenues and expenses of its investment advisor subsidiary (other than the portion allocated to the Variable Annuities and Life Insurance segments), revenues and expenses related to group annuity contracts sold to Nationwide Insurance Enterprise employee and agent benefit plans, interest expense on long-term debt and capital securities and all realized gains and losses on investments in a Corporate and Other segment.

         The following table summarizes the financial results of the Company's business segments for the three months ended March 31, 1998 and 1997.

                                                  VARIABLE         FIXED         LIFE        CORPORATE
         (in millions of dollars)                 ANNUITIES      ANNUITIES     INSURANCE     AND OTHER        TOTAL
         ----------------------------------       ---------      ---------     ---------     ---------      ---------
         1998
         Operating revenue (1)                    $   120.1      $   289.3      $  128.5      $   59.8      $   597.7
         Benefits and expenses                         70.8          244.3         107.3          59.8          482.2
                                                  ---------      ---------      --------      --------      ---------
           Operating income before federal
             income tax                                49.3           45.0          21.2         --             115.5
         Realized gains on investments                --             --            --             16.6           16.6
                                                  ---------      ---------      --------      --------      ---------
         Consolidated income before
           federal income tax                     $    49.3      $    45.0      $   21.2      $   16.6      $   132.1
                                                  =========      =========      ========      ========      =========

         Assets as of period end                  $40,742.8      $14,514.0      $4,228.6      $6,242.5      $65,727.9
                                                  =========      =========      ========      ========      =========

         1997
         Operating revenue (1)                    $    86.8      $   284.8      $  114.6      $   45.5      $   531.7
         Benefits and expenses                         57.4          247.2          97.6          44.5          446.7
                                                  ---------      ---------      --------      --------      ---------
           Operating income before federal
             income tax                                29.4           37.6          17.0           1.0           85.0
         Realized gains on investments                --             --            --             21.1           21.1
                                                  ---------      ---------      --------      --------      ---------
         Consolidated income before
           federal income tax                     $    29.4      $    37.6      $   17.0      $   22.1      $   106.1
                                                  =========      =========      ========      ========      =========

         Assets as of period end                  $26,149.7      $13,858.9      $3,446.5      $5,210.4      $48,665.5
                                                  =========      =========      ========      ========      =========

         ----------
         (1) Excludes realized gains and losses on investments.


(5)      Initial Public Offering and Pro Forma Results of Operations
         -----------------------------------------------------------

         In March 1997, NFS sold 23.6 million shares of its newly-issued Class A common stock in an initial public offering (the IPO), receiving net proceeds of $524.2 million. Concurrent with the IPO, NFS sold $300.0 million of senior notes and $100.0 million of capital securities of a subsidiary trust in companion public offerings. In anticipation of the IPO, NFS paid special dividends of $50.0 million in December 1996 and $850.0 million in February 1997 to Nationwide Corporation (Nationwide Corp.), the 100% owner of NFS prior to the IPO. Subsequent to the IPO, Nationwide Corp. continues to own all of the outstanding shares of Class B common stock, which represents approximately 98% of the combined voting power of the stockholders of NFS.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued


         The following table compares actual first quarter 1998 results with unaudited pro forma results for the first quarter of 1997. The 1997 information includes pro forma adjustments to net investment income and interest expense giving effect to (i) the IPO and companion offerings of senior notes and capital securities of subsidiary trust and (ii) the $850.0 million dividend paid by the Company in February 1997, as if each had been consummated on January 1, 1997. This pro forma information is not necessarily indicative of what the Company's results would have been had the above transactions actually occurred on the date indicated, or of future results of the Company.

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      ----------------------
                                                                        1998        1997
              (in millions of dollars, except per share amounts)      (ACTUAL)   (PRO FORMA)
              ---------------------------------------------------     --------   -----------
              Revenues                                                 $614.3      $554.4
              Benefits and expenses                                     482.2       452.8
                                                                       ------      ------
              Income before federal income tax expense                  132.1       101.6
              Federal income tax expense                                 45.4        35.6
                                                                       ------      ------
              Net income                                               $ 86.7      $ 66.0
                                                                       ======      ======

              Net income per common share:
                Basic                                                  $ 0.67      $ 0.51
                Diluted                                                $ 0.67      $ 0.51

              Weighted average number of shares of common stock
                outstanding (in millions)                               128.5       128.4

(6)      Acquisitions
         ------------

         In April 1998, NFS entered into an agreement to acquire all of the outstanding shares of Morley Financial Services, Inc., an investment management company, for $32.1 million in a transaction to be accounted for as a purchase. The transaction is expected to be completed in the second quarter of 1998.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         INTRODUCTION

         The following analysis of unaudited consolidated results of operations and financial condition of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

         NFS is a holding company for Nationwide Life Insurance Company (NLIC) and the other companies within the Nationwide Insurance Enterprise that offer or distribute long-term savings and retirement products. In March 1997, NFS sold 23.6 million shares of its newly-issued Class A common stock in an initial public offering (the IPO), receiving net proceeds of $524.2 million. Concurrent with the IPO, NFS sold $300.0 million of senior notes and $100.0 million of capital securities of a subsidiary trust in companion public offerings. In addition to actual results, the Company presents pro forma results for 1997 adjusted for the public offerings and for the $850.0 million dividend paid in February 1997 in anticipation of the IPO as if they had occurred at the beginning of 1997.

         Management's discussion and analysis contains forward-looking statements that are intended to enhance the reader's ability to assess the future financial performance of the Company. These forward-looking statements are not based on historical information and are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment yields and interest spread, or the earnings or profitability of the Company's activities. Because these statements are subject to numerous assumptions, risks and uncertainties, actual results could be materially different. The following factors, among others, may have such an impact: changes in economic conditions; movements in interest rates and the stock markets; competitive pressures on product pricing and services; success and timing of business strategies; and the nature and extent of legislation and regulatory actions and reforms. Readers are directed to consider these and the other risks and uncertainties described in more detail elsewhere in documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future events, or otherwise.

         RESULTS OF OPERATIONS

         In addition to net income, the Company reports net operating income, which excludes realized investment gains and losses. Net operating income is commonly used in the insurance industry as a measure of on-going earnings performance.

         The following table reconciles the Company's reported net income to net operating income for the first quarter of 1998 and 1997. In addition, net operating income reflecting pro forma adjustments for the IPO, companion offerings of senior notes and capital securities, and the $850.0 million dividend as discussed previously is also presented for 1997. This pro forma information is not necessarily indicative of what the Company's results would have been had the above transactions actually occurred at the beginning of 1997, or of future results of the Company. All earnings per share amounts are presented on a diluted basis.

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  ---------------------
         (in millions of dollars, except per share amounts)        1998           1997
         ----------------------------------------------------     ------         ------
         Net income                                               $ 86.7         $ 68.9
         Realized gains on investments, net of tax                 (10.8)         (13.8)
                                                                  ------         ------
           Net operating income                                     75.9           55.1
         Pro forma adjustments, net of tax                           -             (2.9)
                                                                  ------         ------
           Pro forma net operating income                         $ 75.9         $ 52.2
                                                                  ======         ======

         Net operating income per share (pro forma for 1997)      $ 0.59         $ 0.41
                                                                  ======         ======

         Revenues

         Total revenues for the first quarter of 1998, excluding realized gains on investments, increased to $597.7 million compared to $531.7 million for the same period in 1997. Increases in policy charges and net investment income were the key drivers to revenue growth.

         Policy charges include asset fees, which are primarily earned on variable annuity policy reserves; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of annuity and certain life insurance contracts; and cost of insurance charges earned on universal life insurance products. Policy charges for the first quarter of 1998 and 1997 were as follows:

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                               -------------------
         (in millions of dollars)               1998         1997
         -----------------------------         ------       ------

         Asset fees                            $113.2       $ 81.9
         Administrative fees                     16.9         14.4
         Surrender fees                           9.6          8.2
         Cost of insurance charges               19.3         15.9
                                               ------       ------
           Total policy charges                $159.0       $120.4
                                               ======       ======

         The growth in asset fees reflects a 55% increase in total separate account assets which reached $43.33 billion as of March 31, 1998 compared to $28.02 billion a year ago. Steady growth in premiums and market appreciation have contributed significantly to the increase in separate account assets.

         Net investment income includes the gross investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income grew from $341.4 million in the first quarter of 1997 to $365.8 million in the first quarter of 1998 primarily due to increased invested assets to support growth in fixed annuity policy reserves. Fixed annuity policy reserves, which include the fixed option of variable annuity contracts, increased to $14.23 billion as of the end of the first quarter of 1998 compared to $14.19 billion as of year end 1997 and $13.61 billion a year ago.

         The Company does not consider realized gains and losses on investments to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Net realized gains on investments were $16.6 million and $21.1 million for the first quarter of 1998 and 1997, respectively.

         Benefits and Expenses

         Interest credited to policyholder account balances totaled $261.9 million in the first quarter of 1998 compared to $247.2 million in the same period of 1997 and principally relates to fixed annuity products. The growth in interest credited reflects the increase in fixed annuity policy reserves previously discussed, partially offset by reduced average crediting rates. The average crediting rate on fixed annuity policy reserves was 5.95% during the first quarter of 1998 compared to 6.09% in the first quarter of 1997.

         The significant growth in the Variable Annuities segment business is the primary reason for the increase in amortization of deferred policy acquisition costs (DAC) which totaled $47.7 million and $43.4 million in the first quarter of 1998 and 1997, respectively.

         Operating expenses increased 14% to $107.5 million in the first quarter of 1998 compared to $94.4 million in the first quarter of 1997 reflecting growth in the number of annuity and life insurance contracts in force and the related increase in administrative processing costs. Operating expenses also include costs of certain technology initiatives including projects related to the Year 2000. Planned activities to achieve Year 2000 compliance including system changes and replacements remain on schedule for completion by the end of 1998. Compliance testing will be completed in the first quarter of 1999.

         Operating expenses include costs related to Year 2000 and the development of a new policy administration system for traditional life insurance products and other system enhancements. The Company incurred costs of approximately $45 million on technology projects including Year 2000 for full year 1997 and anticipates spending a comparable amount in 1998.

         Interest expense on senior notes and capital securities of subsidiary trust totaled $8.0 million in the first quarter of 1998 compared to $1.9 million in the year ago first quarter. The 1997 amount reflects interest expense from the date of issuance in March 1997.

         Federal income tax expense was $45.4 million and $37.2 million for the first quarter of 1998 and 1997, respectively. These amounts represent effective tax rates of 34.4% for the first quarter of 1998 and 35.1% in 1997.

         Statutory Premiums and Deposits

         The Company sells its products through a broad distribution network comprised of wholesale and retail distribution channels. Wholesale distributors are unaffiliated entities that sell the Company's products to their own customer base and include independent broker/dealers, national and regional wirehouses, financial institutions, pension plan administrators and life specialists. The Company has access to over 1,000 independent broker/dealers and over 30,000 registered representatives who sell individual and group variable annuities, fixed annuities and variable life insurance in all 50 states and the District of Columbia. The Company currently has relationships with over 180 financial institutions selling individual variable and fixed annuities (under the Company's brand name and on a private-label basis), variable universal life insurance and group pension products. Over 250 regional pension plan administrators market the Company's group variable and fixed annuities to employers sponsoring employee retirement programs.

         Retail distributors are representatives of the Company who market products directly to a customer base identified by the Company and include exclusive retail sales representatives of the Company's distribution subsidiaries and Nationwide Insurance Enterprise insurance agents. The Company markets products on a retail basis to state and local governments and to teachers through its subsidiary distribution organizations. Approximately 4,300 licensed Nationwide Insurance Enterprise insurance agents sell life insurance and individual annuities primarily targeting holders of personal automobile and homeowners' insurance policies issued by the Nationwide Insurance Enterprise.

         Statutory premiums and deposits by distribution channel for the first quarter of 1998 and 1997 are summarized as follows:

                                                                   1998                        1997
                                                          ---------------------        ---------------------
          (in millions of dollars)                         AMOUNT           %           AMOUNT           %
          ---------------------------------------------   --------         ----        --------         ----
          WHOLESALE CHANNELS
            Independent broker/dealers                    $  875.4         29.1%       $  855.9         33.9%
            National and regional wirehouses (1)              86.0          2.9           --            --
            Financial institutions                           449.3         15.0           341.3         13.5
            Pension plan administrators                      734.1         24.4           607.9         24.0
            Life specialists                                  89.9          3.0            30.0          1.2
                                                          --------        -----        --------        -----
               Total wholesale channels                    2,234.7         74.4         1,835.1         72.6
                                                          --------        -----        --------        -----
          RETAIL CHANNELS
            Exclusive retail sales representatives           586.0         19.5           549.7         21.8
            Nationwide agents                                183.1          6.1           141.9          5.6
                                                          --------        -----        --------        -----
               Total retail channels                         769.1         25.6           691.6         27.4
                                                          --------        -----        --------        -----
          Total external premiums and deposits             3,003.8        100.0%        2,526.7        100.0%
                                                          ========        =====        ========        =====
          Nationwide Insurance Enterprise employee
            and agent benefit plans                           59.8                         51.5
                                                          --------                     --------
          Total statutory premiums and deposits           $3,063.6                     $2,578.2
                                                          ========                     ========

         ----------

         (1) Prior to 1998, national and regional wirehouse sales were included in independent broker/dealer sales.


         Excluding Nationwide Insurance Enterprise benefit plan sales, the Company achieved sales growth of 19% in the first quarter of 1998 compared to the first quarter of 1997. The Company believes it is well positioned to achieve its goal of 20% annual growth in external sales in 1998.

         The Company's flagship products are marketed under The BEST of AMERICA(R) brand, and include individual and group variable annuities and variable life insurance. The BEST of AMERICA(R) products allow customers to choose from among investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers which allow those providers to sell individual variable and fixed annuities with substantially the same features as the Company's brand name products to their own customer bases under their own brand name.

         The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under Internal Revenue Code (IRC) Section 457. The Company utilizes its sponsorship by the National Association of Counties and The United States Conference of Mayors when marketing IRC Section 457 products. In addition, the Company utilizes an exclusive arrangement with the National Education Association (NEA) to market tax-qualified annuities under IRC 403(b) to NEA members. Variable annuities developed for the NEA members are sold under the NEA Valuebuilder brand.

         External statutory premiums and deposits by product for the first quarter of 1998 and 1997 are summarized as follows.

         (in millions of dollars)                            1998           1997
         -------------------------------------             --------       --------
         The BEST of AMERICA(R) products:
           Individual variable annuities                   $1,120.0       $  941.9
           Group variable annuities                           702.1          572.8
           Variable universal life insurance                   67.5           46.6
         Private label annuities                              235.2          230.2
         IRC Section 457 annuities                            548.7          522.2
         The NEA Valuebuilder annuities                        37.3           27.5
         Traditional/Universal life insurance                  59.3           60.8
         Corporate-owned life insurance                        89.9           30.0
         Other                                                143.8           94.7
                                                           --------       --------
                                                           $3,003.8       $2,526.7
                                                           ========       ========

         BUSINESS SEGMENTS

         The Company reports three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports corporate revenue and expenses, investments and related investment income supporting capital not specifically allocated to its product segments, revenues and expenses of its distribution companies, revenues and expenses of its investment advisor subsidiary (other than the portion allocated to the Variable Annuities and Life Insurance segments), revenues and expenses related to group annuity contracts sold to Nationwide Insurance Enterprise employee and agent benefit plans and interest expense on long-term debt and capital securities in a Corporate and Other segment. All information set forth below relating to the Variable Annuities segment excludes the fixed option under variable annuity contracts. Such information is included in the Fixed Annuities segment.

         The following table summarizes operating income before federal income tax expense for the Company's business segments for the first quarter of 1998 and 1997.

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                              ----------------------
         (in millions of dollars)              1998             1997
         -------------------------------      ------           -----

         Variable Annuities                   $ 49.3           $29.4
         Fixed Annuities                        45.0            37.6
         Life Insurance                         21.2            17.0
         Corporate and Other                     --              1.0
                                              ------           -----
                                              $115.5           $85.0
                                              ======           =====

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

         The following table summarizes certain selected financial data for the Variable Annuities segment for the periods indicated.

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    --------------------------
         (in millions of dollars)                                      1998             1997
         ---------------------------------------------------        ---------        ---------
         INCOME STATEMENT DATA (1)
         Revenues:
           Asset fees                                               $   109.5        $    78.8
           Administrative fees                                            6.1              5.1
           Surrender fees                                                 6.5              5.6
                                                                    ---------        ---------
             Total policy charges                                       122.1             89.5
           Net investment income and other (2)                           (2.0)            (2.7)
                                                                    ---------        ---------
                                                                        120.1             86.8
         Benefits and expenses:
           Benefits and claims                                            1.1              1.2
           Amortization of DAC                                           26.4             19.5
           Other operating expenses                                      43.3             36.7
                                                                    ---------        ---------
                                                                         70.8             57.4
                                                                    ---------        ---------
         Operating income before federal income tax                 $    49.3        $    29.4
                                                                    =========        =========

         OTHER DATA (1)
         Statutory premiums and deposits (3)                        $ 2,289.0        $ 1,828.9
         Withdrawals                                                $   924.9        $   669.9
         Policy reserves as of period end                           $39,666.7        $25,300.6
         Ratio of policy charges to average policy reserves              1.33%            1.44%
         Pre-tax operating income to average policy reserves             0.54%            0.47%

         ----------
         (1) Excludes the fixed option under the variable annuity contracts which is reported in the Fixed Annuities segment.
         (2) The Company's method of allocating net investment income results in a charge (negative net investment income) to this segment which is recognized in the Corporate and Other segment. The charge relates to non-invested assets which support this segment on a statutory basis.
         (3) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

         Variable annuity segment results reflect substantially increased asset fee revenue partially offset by increases in DAC amortization and other operating expenses. Asset fees increased to $109.5 million in the first quarter of 1998, up 39% from $78.8 million in the same period a year ago. The increase in asset fees is due to continued growth in variable annuity policy reserve levels resulting from strong variable annuity sales and market appreciation on investments underlying reserves.

         Variable annuity policy reserves grew $5.18 billion during the first quarter of 1998 reaching $39.67 billion as of March 31, 1998 and have increased 57% compared to a year ago. The Company continues to sustain high sales growth through deeper penetration of existing distribution channels and expansion into new sales outlets. First quarter 1998 premiums grew across all distribution channels reaching $2.29 billion, 25% above year-ago first quarter sales of $1.83 billion and up 22% from fourth quarter 1997 premiums of $1.87 billion.

         Favorable equity market conditions during the first quarter of 1998 also contributed significantly to the growth in variable annuity policy reserves. Variable annuity policy reserves reflect market appreciation of $3.82 billion during the first three months of 1998. Over the past twelve months, variable annuity policy reserves have increased $9.19 billion as a result of market appreciation.

         The growth in amortization of DAC and other operating expenses reflects the overall growth in the variable annuity business.

         Fixed Annuities

         The Fixed Annuities segment consists of annuity contracts that generate a return for the customer at a specified interest rate, fixed for a prescribed period, with returns accumulating on a tax-deferred basis. Such contracts consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities. The Fixed Annuities segment includes the fixed option under variable annuity contracts.

         The following table summarizes certain selected financial data for the Fixed Annuities segment for the periods indicated.

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       -------------------------
         (in millions of dollars)                                         1998            1997
         -------------------------------------------------------       ---------       ---------
         INCOME STATEMENT DATA (1)
         Revenues:
           Policy charges                                              $     3.3       $     4.5
           Life insurance premiums                                           8.8            10.8
           Net investment income                                           277.2           269.5
                                                                       ---------       ---------
                                                                           289.3           284.8
                                                                       ---------       ---------
         Benefits and expenses:
           Interest credited to policyholder account balances              205.9           200.9
           Other benefits and claims                                         7.3            11.2
           Amortization of DAC                                              10.9            12.1
           Other operating expenses                                         20.2            23.0
                                                                       ---------       ---------
                                                                           244.3           247.2
                                                                       ---------       ---------
         Operating income before federal income tax                    $    45.0       $    37.6
                                                                       =========       =========

         OTHER DATA (1)
         Statutory premiums and deposits (2)                           $   498.1       $   560.4
         Withdrawals and benefits                                      $   545.8       $   543.3
         Policy reserves as of period end                              $14,229.1       $13,613.9
         Net interest spread on general account policy reserves             2.06%           2.08%
         Pre-tax operating income to average policy reserves                1.27%           1.11%

         ----------
         (1) Includes the fixed option under the variable annuity contracts.
         (2) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

         Fixed annuity segment results reflect an increase in interest spread income attributable to growth in fixed annuity policy reserves. Interest spread is the differential between net investment income and interest credited to policyholder account balances. Interest spreads vary depending on market condition for crediting rates offered by competitors, performance of the investment portfolio, changes in market interest rates and other factors. The following table depicts the interest spreads on general account policy reserves in the Fixed Annuities segment for the first quarter of 1998 and 1997.

                                                  THREE MONTHS ENDED
                                                        MARCH 31,
                                                -----------------------
                                                1998               1997
                                                ----               ----

         Net investment income                  8.01%              8.17%
         Interest credited                      5.95               6.09
                                                ----               ---
                                                2.06%              2.08%
                                                ====               ====

         The Company experienced an increase in mortgage loan and bond prepayment fees in the first quarter of 1998 and such income accounted for approximately 9 basis points of the interest spread. The Company anticipates interest spreads over the next several quarters to be comparable to first quarter 1998, excluding the impact of mortgage loan and bond prepayment income.

         Fixed annuity policy reserves increased to $14.23 billion as of March 31, 1998 compared to $14.19 billion as of the end of 1997 and $13.61 billion a year ago.

         First quarter fixed annuity sales fell to $498.1 million in 1998 compared to $560.4 million in 1997, reflecting consumer preference for equity-linked variable products. Most of the Company's fixed annuity sales are premiums allocated to the fixed option of variable annuity contracts. First quarter 1998 fixed annuity sales include $402.4 million in premiums allocated to the fixed option under a variable annuity contract, compared to $412.6 million in first quarter 1997.

         The decrease in other benefits and claims in first quarter 1998 compared to a year ago is consistent with reduced premium levels.

         Life Insurance

         The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned life insurance products, that provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis.

         The following table summarizes certain selected financial data for the Life Insurance segment for the periods indicated.

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     ------------------------
         (in millions of dollars)                                       1998          1997
         -----------------------------------------------------       ---------      ---------
         INCOME STATEMENT DATA
         Revenues:
           Cost of insurance charges                                 $    19.3      $    15.9
           Other policy charges                                           11.5            8.4
                                                                     ---------      ---------
             Total policy charges                                         30.8           24.3
           Life insurance premiums                                        44.4           44.6
           Net investment income                                          53.1           45.6
           Other                                                           0.2            0.1
                                                                     ---------      ---------
                                                                         128.5          114.6
                                                                     ---------      ---------
         Benefits and expenses:
           Interest credited to policyholder account balances             24.8           17.7
           Other benefits and claims                                      37.9           36.8
           Policyholder dividends                                         10.8           10.6
           Amortization of DAC                                            10.4           11.8
           Other operating expenses                                       23.4           20.7
                                                                     ---------      ---------
                                                                         107.3           97.6
                                                                     ---------      ---------
         Operating income before federal income tax                  $    21.2      $    17.0
                                                                     =========      =========

         OTHER DATA
         Statutory premiums (1):
           Traditional and universal life insurance                  $    59.3      $    60.8
           Individual investment life insurance                      $    67.5      $    46.6
           Corporate investment life insurance                       $    89.9      $    30.0
         Policy reserves as of period end:
           Traditional and universal life insurance                  $ 2,389.2      $ 2,313.6
           Individual investment life insurance                      $ 1,031.1      $   655.8
           Corporate investment life insurance                       $   316.6      $    51.1
         Life insurance in force:
           Traditional and universal life insurance                  $27,326.7      $28,323.6
           Individual investment life insurance                      $12,411.4      $ 8,732.3
           Corporate investment life insurance                       $   475.4      $    74.1

         ---------
         (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

         Life Insurance segment results reflect increased policy charge revenue driven by growth in investment life insurance in force and policy reserves partially offset by higher expense levels.

         Investment life insurance (which includes individual variable universal life insurance and corporate-owned life insurance products) policy charges were $18.7 million in the first quarter of 1998, a 52% increase compared to $12.3 million for the first quarter of 1997. The growth in investment life insurance policy charges is attributable to growth in individual investment variable life insurance policy reserves which reached $932.6 million as of the end of the first quarter 1998 up $355.5 million from a year ago. Policy reserve growth continues to be driven by strong sales from both independent broker/dealers and Nationwide Insurance Enterprise insurance agents. Investment life insurance sales to individuals during the first quarter of 1998 reached $67.5 million compared to $46.6 million in the first quarter of 1997. The Company anticipates continued sales growth in 1998 for investment life insurance products.

         During the first quarter of 1998, the Company continued its entry into the corporate-owned life insurance market recording $89.9 million in corporate-owned life insurance premiums compared to $30.0 million in the year ago first quarter. In addition, at the end of April 1998, the Company had approximately $270 million of corporate-owned life insurance premiums in process which will be issued during the second and third quarters. As of March 31, 1998 the company had $316.6 in corporate-owned life insurance policy reserves.

         The increase in operating expenses is due to the increase in policies in force and continued spending on a new policy administration system for traditional life insurance policies.

         Corporate and Other

         The following table summarizes certain selected financial data for the Corporate and Other segment for the periods indicated.

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  ----------------------
         (in millions of dollars)                                   1998          1997
         -----------------------------------------------------    --------      --------
         INCOME STATEMENT DATA
         Revenues:
           Net investment income                                  $   43.3      $   32.5
           Other                                                      16.5          13.0
                                                                  --------      --------
                                                                      59.8          45.5
                                                                  --------      --------
         Benefits and expenses:
           Interest credited to policy reserves                       31.2          28.6
           Interest expense on debt and capital securities             8.0           1.9
           Other operating expenses                                   20.6          14.0
                                                                  --------      --------
                                                                      59.8          44.5
                                                                  --------      --------
         Operating income before federal income tax (1)           $   --        $    1.0
                                                                  ========      ========

         OTHER DATA
         Statutory premiums and deposits (2)                      $   59.8      $   51.5
         Withdrawals and benefits                                 $   54.3      $   76.0
         Policy reserves as of period end                         $4,034.0      $3,325.9
         Nationwide retail mutual fund assets (3)                 $2,905.2      $2,163.9

         ----------
         (1) Excludes realized gains and losses on investments.
         (2) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.
         (3) Excludes mutual funds selected as investment options under the Company's variable annuity and variable universal life insurance contracts and mutual funds selected as investment options under Nationwide Insurance Enterprise employee and agent benefit plans.

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

         Growth in interest spread income and other income was driven by increased policy reserves related to Nationwide Insurance Enterprise employee and agent benefit plans and strong first quarter 1998 sales from the Company's investment advisor subsidiary, respectively.

         The 1997 Corporate and Other segment results do not reflect a full quarter of interest expense on the senior notes and capital securities of subsidiary trust which were issued in March 1997. Stated on a pro forma basis to reflect interest expense for a full quarter and to adjust for the impact on net investment income related to the special dividends paid in anticipation of the IPO, first quarter 1997 Corporate and Other segment operating loss before federal income tax expense was $3.4 million.

         In addition to the operating revenues previously presented, the Company also reports realized gains and losses on investments in the Corporate and Other segment. The Company realized net investment gains of $16.6 million and $21.1 million during the first quarter of 1998 and 1997, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

         Liquidity and capital resources demonstrate the overall financial strength of the Company and its ability to generate strong cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. The Company's capital structure consists of long-term debt, capital securities of subsidiary trust and equity, summarized in the following table.

                                                                                       AS OF
                                                                       ---------------------------------------
                                                                       MARCH 31,    DECEMBER 31,     MARCH 31,
         (in millions of dollars)                                        1998          1997            1997
         -------------------------------------------------------       ---------    ------------     ---------
         Long-term debt                                                $  298.4       $  298.4       $  298.4
         Capital securities of subsidiary trust                           100.0          100.0          100.0
                                                                       --------       --------       --------
           Total long-term debt and capital securities                    398.4          398.4          398.4
                                                                       --------       --------       --------

         Shareholders' equity, excluding accumulated other
           comprehensive income                                         1,956.3        1,877.1        1,703.5
         Accumulated other comprehensive income                           236.0          247.1           74.4
                                                                       --------       --------       --------
           Total shareholders' equity                                   2,192.3        2,124.2        1,777.9
                                                                       --------       --------       --------
           Total capital                                               $2,590.7       $2,522.6       $2,176.3
                                                                       ========       ========       ========
           Total capital excluding accumulated other
              comprehensive income                                     $2,354.7       $2,275.5       $2,101.9
                                                                       ========       ========       ========

         Long-term debt and capital securities to total capital            15.4%          15.8%          18.3%
         Long-term debt and capital securities to total capital
           excluding accumulated other comprehensive income                16.9%          17.5%          19.0%

         The Company's long-term debt bears interest at 8% per annum and matures March 1, 2027. The capital securities of subsidiary trust are due March 1, 2037. There are no sinking fund requirements related to the debt or capital securities.

         NFS is a holding company whose principal asset is the common stock of NLIC. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments, and dividends from NLIC and other subsidiaries.

         State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The ability of NLIC to pay dividends is subject to restrictions set forth in the insurance laws and regulations of Ohio, its domiciliary state. The Ohio insurance laws require life insurance companies to seek prior regulatory approval to pay a dividend if the fair market value of the dividend, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders' surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the prior year. NLIC's statutory-basis policyholders' surplus as of December 31, 1997 was $1.13 billion and statutory-basis net income for 1997 was $111.7 million. The Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders. NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses, and principal in the future.

         The Company's principal sources of funds are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies, operating expenses and the purchase of investments. Net cash provided by operating activities (reflecting principally (i) premiums and contract charges collected, less (ii) benefits paid on life insurance products, plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was $216.5 million and $446.1 million for the first quarter of 1998 and 1997, respectively. Net cash used in investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was $272.1 billion and $1.22 billion in the first quarter of 1998 and 1997, respectively. Net cash (used in) provided by financing activities (principally reflecting net proceeds from the IPO and the companion offerings of senior notes and capital securities of subsidiary trust in 1997 only and deposits to investment product and universal life insurance product account balances less withdrawals from such account balances) was ($80.8) million and $801.2 million for the first quarter of 1998 and 1997, respectively.

         Also available as a source of funds to the Company is a $600.0 million revolving credit facility entered into by NLIC and Nationwide Mutual Insurance Company in August 1996 with a five year term with a group of national financial institutions. In September 1997, the credit agreement was amended to include NFS as a party to and borrower under the agreement. The facility provides for several and not joint liability with respect to any amount drawn by any party. To date, no amounts have been drawn down on the facility. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.23 billion and NLIC maintain statutory surplus in excess of $875 million.

         Given the Company's historic cash flow and current financial results, management of the Company believes that the cash flow from the operating activities of the Company over the next year will provide sufficient liquidity for the operations of the Company, as well as provide sufficient funds to enable the Company to make dividend payments.

         On April 24, 1998 NFS purchased a 32% interest in The 401(k) Companies, Inc. for $6.5 million. The 401(k) Companies, Inc. focuses on sales and services to the large case market and will allow NFS to better penetrate that market.

         On April 29, 1998 NFS agreed to purchase Morley Financial Services, Inc., an investment management company, for $32.1 million. Morley Financial Services, Inc. specializes in stable-value products for qualified retirement plans and currently manages $9.4 billion in assets. The transaction is expected to close in the second quarter of 1998.

         INVESTMENTS

         General

         The Company's assets are divided between separate account and general account assets. As of March 31, 1998, $43.33 billion (or 66%) of the Company's total assets were held in separate accounts and $22.40 billion (or 34%) were held in the Company's general account, including $19.94 billion of general account investments.

         Separate account assets consist primarily of deposits from the Company's variable annuity business. Most separate account assets are invested in various mutual funds. All of the investment risk in the Company's separate account assets is borne by the Company's customers, with the exception of $414.7 million of policy reserves as of March 31, 1998 ($365.5 million as of December 31, 1997) for which the Company bears all or a portion of the investment risk.

         Fixed Maturity Securities

         The following table summarizes the composition of the Company's general account fixed maturity securities by category.

                                                     MARCH 31, 1998            DECEMBER 31, 1997
                                                 ---------------------      ----------------------
                                                 CARRYING        % OF        CARRYING        % OF
         (in millions of dollars)                  VALUE         TOTAL         VALUE         TOTAL
         -----------------------------------     ---------       -----       ---------       -----
         U.S. government/agencies                $   370.1         2.8%      $   319.7         2.4%
         Foreign governments                          93.6         0.7            95.8         0.7
         State and political subdivisions              0.9        --               1.6        --
         Mortgage-backed securities:
           U.S. government/agencies                3,700.5        27.7         3,750.3        28.4
           Non-government/agencies                    --          --              --          --
         Corporate:
           Public                                  4,759.8        35.6         4,597.3        34.8
           Private                                 4,437.2        33.2         4,445.4        33.7
                                                 ---------       -----       ---------       -----
                                                 $13,362.1       100.0%      $13,210.1       100.0%
                                                 =========       =====       =========       =====

         The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company's general account fixed maturity securities, 97% by the carrying value were in the highest two NAIC Designations as of March 31, 1998.

         The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company's general account fixed maturity securities portfolio as of March 31, 1998 and December 31, 1997.

                                                           AS OF MARCH 31, 1998     AS OF DECEMBER 31, 1997
                                                           --------------------     -----------------------
               NAIC                RATING AGENCY            CARRYING      % OF       CARRYING        % OF
         DESIGNATION (1)     EQUIVALENT DESIGNATION (2)       VALUE       TOTAL        VALUE         TOTAL
         ------------------ -----------------------------   ---------     -----      ---------       -----
                                                                            (in millions of dollars)
                 1          Aaa/Aa/A                        $ 9,001.2     67.4%      $ 8,815.3       66.7%
                 2          Baa                               4,011.3     30.0         4,116.6       31.2
                 3          Ba                                  306.7      2.3           220.9        1.7
                 4          B                                    39.6      0.3            53.7        0.4
                 5          Caa and lower                         3.3      --              3.6        --
                 6          In or near default                 --          --            --           --
                                                            ---------    -----       ---------      -----
                                                            $13,362.1    100.0%      $13,210.1      100.0%
                                                            =========    ======      =========      =====

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

         The Company's general account mortgage-backed security (MBS) investments include residential MBSs and multi-family mortgage pass-through certificates. As of March 31, 1998, MBSs were $3.70 billion (or 28%) of the carrying value of the general account fixed maturity securities available-for-sale, all of which were guaranteed by the U.S. government or an agency of the U.S. government.

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

         Prepayment risk is an inherent risk of holding MBSs. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs. As of March 31, 1998, $2.60 billion (or 70%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO/REMIC security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class.

         The following table sets forth the distribution by investment type of the Company's general account MBS portfolio as of March 31, 1998 and December 31, 1997.

                                                   AS OF MARCH 31, 1998      AS OF DECEMBER 31, 1997
                                                   ---------------------     -----------------------
                                                   CARRYING        % OF       CARRYING        % OF
         (in millions of dollars)                   VALUE          TOTAL       VALUE          TOTAL
         -------------------------------------     --------        -----      --------        -----
         Planned Amortization Class                $2,602.2        70.3%      $2,645.3        70.5%
         Very Accurately Defined Maturity             536.3        14.5          550.1        14.7
         Multi-family Mortgage Pass-through
           Certificates                               234.4         6.3          235.2         6.3
         Scheduled                                    156.7         4.2          160.6         4.3
         Targeted Amortization Class                   90.9         2.5           90.8         2.4
         Accrual                                       46.0         1.3           48.5         1.3
         Sequential                                    29.0         0.8           19.8         0.5
         Other                                          5.0         0.1          --           --
                                                   --------       -----       --------       -----
                                                   $3,700.5       100.0%      $3,750.3       100.0%
                                                   ========       =====       ========       =====

         The Company has not invested in derivative securities other than MBSs.

         Mortgage Loans

         As of March 31, 1998, general account mortgage loans were $5.19 billion (or 26%) of the carrying value of consolidated general account invested assets.

         The following table sets forth the delinquency, foreclosure and restructured commercial mortgage loan experience for the Company and for the life insurers reporting to the American Council of Life Insurance (ACLI) for the periods indicated.

                                  THREE MONTHS ENDED      THREE MONTHS ENDED         YEAR ENDED
                                    MARCH 31, 1998          MARCH 31, 1997        DECEMBER 31, 1997
                                  ------------------      ------------------      -----------------
                                   COMPANY  ACLI (1)       COMPANY  ACLI (2)      COMPANY  ACLI (2)
                                   -------  --------       -------  --------      -------  --------
Delinquent (3)                      0.19%      --%           0.24%    1.63%        0.19%     0.90%
In foreclosure (4)                  0.19       --            0.24     1.03         0.19      0.58
Restructured (5)                    0.69       --            1.09     6.48         0.77      4.61
                                    ----      ---            ----     ----         ----      ----
  Subtotal                          0.88       --            1.33     8.11         0.96      5.51
Foreclosed - year to date           0.00       --            0.58     0.28         1.07      0.84
                                    ----      ---            ----     ----         ----      ----
  Total                             0.88%      --%           1.91%    8.39%        2.03%     6.35%
                                    ====      ===            ====     ====         ====      ====

         ----------
         (1) ACLI data for the three months ended March 31, 1998 are not yet available.
         (2) Source: ACLI Investment Bulletins entitled "Quarterly Survey of Mortgage Loan Delinquencies and Foreclosures," numbers
               1376 and 1399, dated June 5, 1997 and March 9, 1998,
               respectively.
         (3) Commercial mortgage loans are classified by the Company and the ACLI as delinquent when they are 60 days or more past due.
         (4) Delinquent includes loans in foreclosure; therefore, subtotal and total lines exclude "In foreclosure" amounts.
         (5) Commercial mortgage loans are classified by the Company and the ACLI as restructured when they are in good standing, but the basic terms have been modified as a result of an actual or anticipated delinquency.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         The Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

         In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits, relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements.

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

         In April 1998, NLIC was named as a defendant in a lawsuit filed in Ohio State Court similar to the Snyder lawsuit (David Mishler v. Nationwide Life Insurance Co.). The plaintiff in such lawsuit seeks to represent a similar class, makes similar allegations and seeks unspecified compensatory and punitive damages. NLIC has until June 9, 1998 to answer or make a motion with respect to this complaint.

         In November 1997, two plaintiffs, one who was the owner of a variable life insurance contract and the other who was the owner of a variable annuity contract, commenced an action in a federal court in Texas against NLIC and the American Century group of defendants (Robert Young and David D. Distad v. Nationwide Life Insurance Company et al.). In this action, plaintiffs seek to represent a class of variable life insurance contract owners and variable annuity contract owners whom they claim were allegedly misled when purchasing these variable contracts into believing that the performance of their subaccount mutual fund managed by American Century, whose shares may only be purchased by insurance companies, would track the performance of a mutual fund, also managed by American Century, whose shares are publicly traded. The amended complaint seeks unspecified compensatory and punitive damages. On April 27, 1998, the Court denied, in part, and granted, in part, motions to dismiss the complaint filed by NLIC and American Century. This lawsuit is in an early stage and has not been certified as a class action. NLIC intends to defend this case vigorously.

         There can be no assurance that any litigation relating to pricing or sales practices will not have a material adverse effect on the Company in the future.

ITEM 2   CHANGES IN SECURITIES

         NFS reacquired 518, 429 and 433 shares of its Class A Common Stock, par value $0.01 per share in brokerage transactions on the last business day of January, February and March, respectively, for an aggregate purchase price of $18,879.81, $18,762.05 and $18,763.05, respectively.
         All amounts include brokers' commissions. Pursuant to the Stock Retainer Plan for Non-Employee Directors, 518, 429 and 433 shares of Class A Common Stock were subsequently reissued by NFS on the last business day of January, February and March, respectively, at a price of $36.19, $43.69 and $43.31 per share, respectively, to NFS' directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Rule 506 promulgated thereunder.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5   OTHER INFORMATION

         None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                 27   Financial Data Schedule (electronic filing only)

         (b)     Reports on Form 8-K:

                 On April 29, 1998, NFS filed a Current Report on Form 8-K concerning the announcement of NFS's agreement to purchase all of the outstanding shares of Morley Financial Services, Inc.

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


                                     NATIONWIDE FINANCIAL SERVICES, INC.
                                     -----------------------------------
                                                (Registrant)



Date: May 15, 1998               /s/ Mark R. Thresher
                                 ------------------------------------------
                                 Mark R. Thresher, Vice President - Finance
                                                   and Treasurer (Chief
                                                   Accounting Officer)