Form 10-Q
period 1998-06-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 1998-08-11
CIK 1029786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998         COMMISSION FILE NO. 1-12785


                       NATIONWIDE FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    31-1486870
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


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

                                          YES X     NO
                                             -----     -----

The number of shares outstanding of each of the registrant's classes of common stock on August 1, 1998 was as follows:

     CLASS A COMMON STOCK (par value $0.01 per share) - 23,788,702 shares issued
                          (Title of Class)              and outstanding

     CLASS B COMMON STOCK (par value $0.01 per share) - 104,745,000 shares
                          (Title of Class)              issued and outstanding

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX




PART I       FINANCIAL INFORMATION

             Item 1      Unaudited Consolidated Financial Statements                                3

             Item 2      Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                  13

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                         29

             Item 2      Changes in Securities                                                     29

             Item 3      Defaults Upon Senior Securities                                           30

             Item 4      Submission of Matters to a Vote of Security Holders                       30

             Item 5      Other Information                                                         30

             Item 6      Exhibits and Reports on Form 8-K                                          30

SIGNATURE                                                                                          31

                         PART I - FINANCIAL INFORMATION

ITEM 1      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
               (in millions of dollars, except per share amounts)


                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,
                                                         -----------------------    -------------------------
                                                            1998        1997           1998           1997
                                                         ----------  -----------    -----------   -----------
REVENUES
  Policy charges                                         $   175.0   $     129.7    $     334.0   $     250.1
  Life insurance premiums                                     52.0          50.3          105.2         105.7
  Net investment income                                      367.8         352.7          733.6         694.1
  Realized gains (losses) on investments                       5.0         (11.9)          21.6           9.2
  Other                                                       25.6          18.7           45.3          33.2
                                                         ---------   -----------    -----------   -----------
                                                             625.4         539.5        1,239.7       1,092.3
                                                         ---------   -----------    -----------   -----------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances         264.7         253.7          526.6         500.9
  Other benefits and claims                                   40.6          43.3           86.9          92.5
  Policyholder dividends on participating policies            11.5          11.6           22.3          22.2
  Amortization of deferred policy acquisition costs           54.1          39.6          101.8          83.0
  Interest expense on debt and capital securities of
    subsidiary trust                                           8.0           8.1           16.0          10.0
  Other operating expenses                                   120.0          98.3          227.5         192.7
                                                         ---------   -----------    -----------   -----------
                                                             498.9         454.6          981.1         901.3
                                                         ---------   -----------    -----------   -----------

   Income before federal tax expense                         126.5          84.9          258.6         191.0
Federal tax expense                                           43.5          29.7           88.9          66.9
                                                         ---------   -----------    -----------   -----------
          Net income                                     $    83.0   $      55.2    $     169.7   $     124.1
                                                         =========   ===========    ===========   ===========

NET INCOME PER COMMON SHARE
  Basic                                                  $    0.65   $      0.43    $      1.32   $      1.04
  Diluted                                                $    0.65   $      0.43    $      1.32   $      1.04

Weighted average number of common shares
   outstanding (in millions)                                 128.5         128.5          128.5         119.5



See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
               (in millions of dollars, except per share amounts)


                                                                                  (UNAUDITED)     DECEMBER 31,
                                                                                 JUNE 30, 1998       1997
                                                                                 -------------   ------------
ASSETS
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity securities (cost $13,140.3 in 1998; $12,732.9 in 1997)         $  13,611.2    $  13,204.1
    Equity securities (cost $82.5 in 1998; $67.8 in 1997)                                99.1           80.4
  Fixed maturity securities held-to-maturity, at amortized cost (fair value
     $6.0 in 1997)                                                                        -              6.0
  Mortgage loans on real estate, net                                                  5,241.5        5,181.6
  Real estate, net                                                                      274.8          311.4
  Policy loans                                                                          441.6          415.3
  Other long-term investments                                                            22.7           25.2
  Short-term investments                                                                286.7          449.2
                                                                                  -----------    -----------
                                                                                     19,977.6       19,673.2
                                                                                  -----------    -----------

Cash                                                                                     11.5          180.9
Accrued investment income                                                               213.8          211.2
Deferred policy acquisition costs                                                     1,859.1        1,665.4
Other assets                                                                            475.0          437.8
Assets held in Separate Accounts                                                     45,974.9       37,724.4
                                                                                  -----------    -----------
                                                                                  $  68,511.9    $  59,892.9
                                                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits and claims                                                 $  18,982.9    $  18,702.8
Long-term debt                                                                          298.4          298.4
Other liabilities                                                                       876.6          943.1
Liabilities related to Separate Accounts                                             45,974.9       37,724.4
                                                                                  -----------    -----------
                                                                                     66,132.8       57,668.7
                                                                                  -----------    -----------
NFS-obligated mandatorily redeemable capital securities of subsidiary
  trust holding solely junior subordinated debentures of NFS                            100.0          100.0
                                                                                  -----------    -----------

Shareholders' equity:
  Preferred stock, $0.01 par value. Authorized 50.0 million shares; no shares
    issued and outstanding                                                                -              -
  Class A common stock, $0.01 par value. Authorized 750.0 million shares,
    23.8 million shares issued and outstanding                                            0.2            0.2
  Class B common stock, $0.01 par value. Authorized 750.0 million shares,
    104.7 million shares issued and outstanding                                           1.0            1.0
  Additional paid-in capital                                                            629.4          629.2
  Retained earnings                                                                   1,399.4        1,247.8
  Unearned compensation                                                                  (0.9)          (1.1)
  Accumulated other comprehensive income                                                250.0          247.1
                                                                                  -----------    -----------
                                                                                      2,279.1        2,124.2
                                                                                  -----------    -----------
                                                                                  $  68,511.9    $  59,892.9
                                                                                  ===========    ===========


See accompanying notes to unaudited consolidated financial statements.

                                       4


              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                     Six Months Ended June 30, 1998 and 1997
                            (in millions of dollars)



                                                                                                         ACCUMULATED
                                       CLASS A      CLASS B    ADDITIONAL                                  OTHER          TOTAL
                                        COMMON       COMMON     PAID-IN       RETAINED     UNEARNED     COMPREHENSIVE  SHAREHOLDERS'
                                        STOCK        STOCK       CAPITAL      EARNINGS   COMPENSATION      INCOME         EQUITY
                                        -----        -----       -------      --------   ------------      ------         ------
1997
BALANCE, JANUARY 1, 1997              $     -      $     1.0    $   551.4    $  1,405.7      $    -      $   173.6       $  2,131.7
Comprehensive income:
    Net income                              -            -            -           124.1           -            -              124.1
    Unrealized net losses on
      securities available-for-sale
      arising during the period             -            -            -             -             -          (32.4)           (32.4)
                                                                                                                         ----------
    Total comprehensive income                                                                                                 91.7
                                                                                                                         ----------
Issuance of Class A common stock            0.2          -          524.0           -             -            -              524.2
Dividends to shareholders                   -            -         (450.0)       (407.7)          -            -             (857.7)
Other, net                                  -            -            3.8           -            (1.3)         -                2.5
                                      ---------    ---------    ---------    ----------     ---------    ---------       ----------
BALANCE, JUNE 30, 1997                $     0.2    $     1.0    $   629.2    $  1,122.1     $    (1.3)   $   141.2       $  1,892.4
                                      =========    =========    =========    ==========     =========    =========       ==========


1998
BALANCE, JANUARY 1, 1998              $     0.2    $     1.0    $   629.2    $  1,247.8     $    (1.1)   $   247.1       $  2,124.2
Comprehensive income:
    Net income                              -            -            -           169.7           -            -              169.7
    Unrealized net gains on
      securities available-for-sale
      arising during the period             -            -            -             -             -            2.9              2.9
                                                                                                                         ----------
    Total comprehensive income                                                                                                172.6
                                                                                                                         ----------
Cash dividends declared                     -            -            -           (18.1)          -            -              (18.1)
Other, net                                  -            -            0.2           -             0.2          -                0.4
                                      ---------    ---------    ---------    ----------     ---------    ---------       ----------
BALANCE, JUNE 30, 1998                $     0.2    $     1.0    $   629.4    $  1,399.4     $    (0.9)   $   250.0       $  2,279.1
                                      =========    =========    =========    ==========     =========    =========       ==========









See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                     Six Months Ended June 30, 1998 and 1997
                            (in millions of dollars)

                                                                                                 1998              1997
                                                                                             ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                  $    169.7       $    124.1
  Adjustments to reconcile net income to net cash provided by operating activities:
    Interest credited to policyholder account balances                                             526.6            500.9
    Capitalization of deferred policy acquisition costs                                           (294.6)          (235.7)
    Amortization of deferred policy acquisition costs                                              101.8             83.0
    Amortization and depreciation                                                                   (3.4)             2.5
    Realized gains on investments, net                                                             (21.6)            (9.2)
    (Increase) decrease in accrued investment income                                                (2.6)             0.9
    Increase in other assets                                                                       (38.7)            (9.8)
    (Decrease) increase in policy liabilities                                                       (2.3)            60.5
    (Decrease) increase in other liabilities                                                       (70.8)            26.2
    Other, net                                                                                      (6.3)             3.3
                                                                                              ----------       ----------
      Net cash provided by operating activities                                                    357.8            546.7
                                                                                              ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available-for-sale                                          761.6            437.7
  Proceeds from sale of securities available-for-sale                                              464.4            225.9
  Proceeds from maturity of securities held to maturity                                              6.0              -
  Proceeds from repayments of mortgage loans on real estate                                        337.5            164.7
  Proceeds from sale of real estate                                                                 58.7             23.2
  Proceeds from repayments of policy loans and sale of other invested assets                        14.1             21.9
  Cost of securities available-for-sale acquired                                                (1,637.1)        (1,236.6)
  Cost of mortgage loans on real estate acquired                                                  (401.1)          (418.6)
  Cost of real estate acquired                                                                      (0.3)           (21.5)
  Policy loans issued and other invested assets acquired                                           (33.9)           (37.8)
  Short-term investments, net                                                                      162.5           (377.3)
                                                                                              ----------       ----------
      Net cash used in investing activities                                                       (267.6)        (1,218.4)
                                                                                              ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of Class A common stock                                                 -              524.2
  Net proceeds from issuance of NFS-obligated mandatorily redeemable
    capital securities of subsidiary trust                                                           -               98.3
  Net proceeds from issuance of long-term debt                                                       -              294.5
  Cash dividends paid                                                                              (15.4)             -
  Increase in investment product and universal life insurance product account balances           1,278.5          1,010.3
  Decrease in investment product and universal life insurance product account balances          (1,522.7)        (1,210.1)
                                                                                              ----------       ----------
      Net cash (used in) provided by financing activities                                         (259.6)           717.2
                                                                                              ----------       ----------

Net (decrease) increase in cash                                                                   (169.4)            45.5

Cash, beginning of period                                                                          180.9             43.2
                                                                                              ----------       ----------
Cash, end of period                                                                           $     11.5       $     88.7
                                                                                              ==========       ==========





See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements
                         Six Months Ended June 30, 1998


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

         The calculations of basic and diluted earnings per share are as follows:

                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                                   --------------------------      --------------------------
(in millions, except per share amounts)               1998            1997            1998            1997
---------------------------------------            ----------      ----------      ----------      ----------
Basic and diluted net income                       $     83.0      $     55.2      $    169.7      $    124.1
                                                   ==========      ==========      ==========      ==========

Weighted average number of shares of common
  stock outstanding                                     128.5           128.5           128.5           119.5
Dilutive effect of stock options                          0.2             0.1             0.2             -
                                                   ----------      ----------      ----------      ----------
Diluted average number of shares of common
  stock outstanding                                     128.7           128.6           128.7           119.5
                                                   ==========      ==========      ==========      ==========

Net income per common share:
  Basic                                            $     0.65      $     0.43      $     1.32      $     1.04
  Diluted                                          $     0.65      $     0.43      $     1.32      $     1.04

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued

(3)      Comprehensive Income
         --------------------

         Pursuant to the Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income", the Consolidated Statements of Shareholders' Equity include a new measure called "Comprehensive Income". Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity that bypass net income. Currently, the Company's only component of Other Comprehensive Income is unrealized gains (losses) on securities available-for-sale. The related before and after federal tax amounts are as follows:


                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
(in millions of dollars)                                                      JUNE 30,                     JUNE 30,
---------------------------------------------------------------         ----------------------       --------------------
                                                                          1998          1997           1998        1997
                                                                        ---------    ----------      --------    --------
Unrealized gains (losses) on securities
   available-for-sale arising during the period:
     Gross                                                              $  28.9       $  139.3       $  7.1       $ (62.5)
     Adjustment to deferred policy acquisition                             (6.9)         (47.6)         0.9          18.6
     costs
     Related federal tax (expense) benefit                                 (7.6)         (32.1)        (2.8)         15.3
                                                                        -------       --------       ------       -------
          Net                                                              14.4           59.6          5.2         (28.6)
                                                                        -------       --------       ------       -------

Reclassification adjustment for net (gains) losses on securities available-for-sale realized during the period:
     Gross                                                                 (0.6)          11.1         (3.5)         (5.9)
     Related federal tax expense (benefit)                                  0.2           (3.9)         1.2           2.1
                                                                        -------       --------       ------       -------
          Net                                                              (0.4)           7.2         (2.3)         (3.8)
                                                                        -------       --------       ------       -------

Total Other Comprehensive Income (Loss)                                 $  14.0       $   66.8       $  2.9       $ (32.4)
                                                                        =======       ========       ======       =======

(4)       Accounting Pronouncements
          -------------------------

         On January 1, 1998 the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." FAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position, nor did it affect the manner in which the Company defines its operating segments. The segment information required for interim periods is included in note 5.

         In March 1998, The American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position
         (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance intended to standardize accounting practices for costs incurred to develop or obtain computer software for internal use. Specifically, SOP 98-1 provides guidance for determining whether computer software is for internal use and when costs incurred for internal use software are to be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 with earlier application encouraged. The adoption of SOP 98-1, planned for the first quarter of 1999, is not expected to have a material impact on the Company's consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Contracts that contain embedded derivatives, such as certain insurance contracts, are also addressed by the Statement. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 with earlier application permitted. The Company is currently evaluating the impact of this Statement on results of operations and financial condition.

(5)      Segment Disclosures
         -------------------

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

         In addition to the product segments, the Company reports corporate revenue and expenses, investments and related investment income supporting capital not specifically allocated to its product segments, revenues and expenses of its distribution companies, revenues and expenses of its investment advisor subsidiaries (other than the portion allocated to the Variable Annuities and Life Insurance segments), revenues and expenses related to group annuity contracts sold to Nationwide Insurance Enterprise employee and agent benefit plans, interest expense on long-term debt and capital securities and all realized gains and losses on investments in a Corporate and Other segment.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued


The following table summarizes the financial results of the Company's business segments for the three months ended June 30, 1998 and 1997.


                                        VARIABLE         FIXED            LIFE         CORPORATE
in millions of dollars)                 ANNUITIES      ANNUITIES       INSURANCE       AND OTHER        TOTAL
-----------------------------------  --------------- --------------- --------------- ------------------------------
1998
Operating revenue (1)                    $   135.7      $   286.2      $   135.5      $    63.0       $   620.4
Benefits and expenses                         80.0          243.1          113.0           62.8           498.9
                                         ---------      ---------      ---------      ---------       ---------
  Operating income before federal
    income tax                                55.7           43.1           22.5            0.2           121.5
Realized gains on investments                  -              -              -              5.0             5.0
                                         ---------      ---------      ---------      ---------       ---------
Consolidated income before
  federal tax expense                    $    55.7      $    43.1      $    22.5      $     5.2       $   126.5
                                         =========      =========      =========      =========       =========

1997
Operating revenue (1)                    $    94.0      $   282.2      $   116.0      $    59.2       $   551.4
Benefits and expenses                         59.2          238.1          102.3           55.0           454.6
                                         ---------      ---------      ---------      ---------       ---------
  Operating income before federal
    income tax                                34.8           44.1           13.7            4.2            96.8
Realized losses on investments                 -              -              -            (11.9)          (11.9)
                                         ---------      ---------      ---------      ---------       ---------
Consolidated income before
  federal tax expense                    $    34.8      $    44.1      $    13.7      $    (7.7)      $    84.9
                                         =========      =========      =========      =========       =========



--------------------
(1) Excludes realized gains and losses on investments.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the financial results of the Company's business segments for the six months ended June 30, 1998 and 1997.

                                           VARIABLE         FIXED            LIFE          CORPORATE
(in millions of dollars)                  ANNUITIES       ANNUITIES        INSURANCE       AND OTHER          TOTAL
------------------------                  ---------       ---------        ---------       ---------          -----
1998
Operating revenue (1)                    $     255.8      $     575.5      $    264.0      $    122.8      $   1,218.1
Benefits and expenses                          150.8            487.4           220.3           122.6            981.1
                                         -----------      -----------      ----------      ----------      -----------
  Operating income before federal
    income tax                                 105.0             88.1            43.7             0.2            237.0
Realized gains on investments                    -                -               -              21.6             21.6
                                         -----------      -----------      ----------      ----------      -----------
Consolidated income before
  federal tax expense                    $     105.0      $      88.1      $     43.7      $     21.8      $     258.6
                                         ===========      ===========      ==========      ==========      ===========

Assets as of period end                  $  43,113.0      $  14,549.5      $  4,706.0      $  6,143.4      $  68,511.9
                                         ===========      ===========      ==========      ==========      ===========

1997
Operating revenue (1)                    $     180.8      $     567.0      $    230.6      $    104.7      $   1,083.1
Benefits and expenses                          116.6            485.3           199.9            99.5            901.3
                                         -----------      -----------      ----------      ----------      -----------
  Operating income before federal
    income tax                                  64.2             81.7            30.7             5.2            181.8
Realized gains on investments                    -                -               -               9.2              9.2
                                         -----------      -----------      ----------      ----------      -----------
Consolidated income before
  federal tax expense                    $      64.2      $      81.7      $     30.7      $     14.4      $     191.0
                                         ===========      ===========      ==========      ==========      ===========

Assets as of period end                  $  30,791.9      $  13,974.5      $  3,604.0      $  5,390.6      $  53,761.0
                                         ===========      ===========      ==========      ==========      ===========

---------------
(1)      Excludes realized gains and losses on investments.


(6)      Initial Public Offering and Pro Forma Results of Operations
         -----------------------------------------------------------

         In March 1997, NFS sold 23.6 million shares of its newly-issued Class A common stock in an initial public offering (the IPO), receiving net proceeds of $524.2 million. Concurrent with the IPO, NFS sold $300.0 million of senior notes and a subsidiary trust sold $100.0 million of capital securities in companion public offerings. In anticipation of the IPO, NFS paid special dividends of $50.0 million in December 1996 and $850.0 million in February 1997 to Nationwide Corporation (Nationwide Corp.), the 100% owner of NFS prior to the IPO. Subsequent to the IPO, Nationwide Corp. continues to own all of the outstanding shares of Class B common stock, which represents approximately 98% of the combined voting power of the stockholders of NFS.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued

         The following table compares actual results for the first six months of 1998 with unaudited pro forma results for the first six months of 1997. The 1997 information includes pro forma adjustments to net investment income and interest expense giving effect to (i) the IPO and companion offerings of senior notes and capital securities of subsidiary trust and (ii) the $850.0 million dividend paid by the Company in February 1997, as if each had been consummated on January 1, 1997. Pro forma results for the three month period ended June 30, 1997 are not presented as they would not differ from actual results. This pro forma information is not necessarily indicative of what the Company's results would have been had the above transactions actually occurred on the date indicated, or of future results of the Company.


                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                         ---------------------------
                                                             1998            1997
(in millions of dollars, except per share amounts)         (ACTUAL)       (PRO FORMA)
--------------------------------------------------         --------       -----------
Revenues                                                 $   1,239.7      $   1,093.9
Benefits and expenses                                          981.1            907.4
                                                         -----------      -----------
Income before federal tax expense                              258.6            186.5
Federal tax expense                                             88.9             65.3
                                                         -----------      -----------
Net income                                               $     169.7      $     121.2
                                                         ===========      ===========

Net income per common share:
  Basic                                                  $      1.32      $      0.94
  Diluted                                                $      1.32      $      0.94

Weighted average number of shares of common stock
  outstanding (in millions)                                    128.5            128.5


(7)      Acquisitions
         ------------

         In April 1998, NFS entered into an agreement to acquire all of the outstanding shares of Morley Financial Services, Inc., an investment management company, for $32.1 million in a transaction to be accounted for as a purchase. The transaction was completed in May 1998.

         On July 14, 1998, NFS formed a strategic alliance with National Deferred Compensation, Inc. (NDC), an administrator of deferred compensation programs for public employees. The alliance included an option for NFS to acquire NDC. NFS exercised its option to purchase NDC on July 31, 1998 with a total purchase price of approximately $24.0 million. The transaction will be accounted for as a purchase.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         INTRODUCTION

         The following analysis of unaudited consolidated results of operations and financial condition of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

         NFS is a holding company for Nationwide Life Insurance Company (NLIC) and the other companies within the Nationwide Insurance Enterprise that offer or distribute long-term savings and retirement products. In March 1997, NFS sold 23.6 million shares of its newly-issued Class A common stock in an initial public offering (the IPO), receiving net proceeds of $524.2 million. Concurrent with the IPO, NFS sold $300.0 million of senior notes and a subsidiary trust sold $100.0 million of capital securities in companion public offerings. In addition to actual results, the Company presents pro forma results for 1997 adjusted for the public offerings and for the $850.0 million dividend paid in February 1997 in anticipation of the IPO as if they had occurred at the beginning of 1997.

         Management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include, among others, the following possibilities: (i) Nationwide Corporation's control of the Company through its beneficial ownership of approximately 97.8% of the combined voting power of all the outstanding common stock and approximately 81.5% of the economic interest in the Company; (ii) the Company's primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the Company's subsidiaries to pay such dividends; (iii) the potential impact on the Company's reported net income that could result from the adoption of certain accounting standards issued by the FASB; (iv) tax law changes impacting the tax treatment of life insurance and investment products;
         (v) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (vi) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (vii) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (viii) inability to carry out marketing and sales plans, including, among others, changes to certain products and acceptance of the revised products in the market; (ix) changes in interest rates and the stock markets causing a reduction of investment income or asset fees, reduction in the value of the Company's investment portfolio or a reduction in the demand for the Company's products; (x) general economic and business conditions which are less favorable than expected; (xi) unanticipated changes in industry trends and ratings assigned by nationally recognized statistical rating organizations or A.M. Best Company; and (xii) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts.

         RESULTS OF OPERATIONS

         In addition to net income, the Company reports net operating income, which excludes realized investment gains and losses. Net operating income is commonly used in the insurance industry as a measure of on-going earnings performance.

         The following table reconciles the Company's reported net income to net operating income for the three and six month periods ended June 30, 1998 and 1997. In addition, net operating income reflecting pro forma adjustments for the IPO, companion offerings of senior notes and capital securities, and the $850.0 million dividend as discussed previously is also presented for 1997. This pro forma information is not necessarily indicative of what the Company's results would have been had the above transactions actually occurred at the beginning of 1997, or of future results of the Company. All earnings per share amounts are presented on a diluted basis.

                                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                JUNE 30,                JUNE 30,
                                                                           --------------------   ---------------------
                  (in millions of dollars, except per share amounts)        1998        1997       1998         1997
                  --------------------------------------------------        ----        ----       ----         ----
                  Net income                                               $ 83.0      $ 55.2     $ 169.7      $ 124.1
                  Realized (gains) losses on investments, net of tax         (3.3)        7.6       (14.1)        (6.2)
                                                                           ------      ------     -------      -------
                    Net operating income                                     79.7        62.8       155.6        117.9
                  Pro forma adjustments, net of tax                             -           -           -         (2.9)
                                                                           ------      ------     -------      -------
                    Pro forma net operating income                         $ 79.7      $ 62.8     $ 155.6      $ 115.0
                                                                           ======      ======     =======      =======

                  Net operating income per share (pro forma for 1997)      $ 0.62      $ 0.49     $  1.21      $  0.90
                                                                           ======      ======     =======      =======

         Revenues

         Total revenues for second quarter 1998, excluding realized gains and losses on investments, increased to $620.4 million compared to $551.4 million for the same period in 1997. For the first six months of 1998 and 1997, total revenues excluding realized gains and losses on investments were $1.22 billion and $1.08 billion, respectively. Increases in policy charges and net investment income were the key drivers to revenue growth.

         Policy charges include asset fees, which are primarily earned on variable annuity policy reserves; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of annuity and certain life insurance contracts; and cost of insurance charges earned on universal life insurance products. Policy charges for the comparable periods of 1998 and 1997 were as follows:

                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30,                    JUNE 30,
                                                                   ---------------------       ---------------------
                  (in millions of dollars)                          1998          1997          1998          1997
                  ------------------------                          ----          ----          ----          ----
                  Asset fees                                       $ 126.0      $   89.1       $ 239.2       $ 171.0
                  Administrative fees                                 17.1          15.9          34.0          30.3
                  Surrender fees                                      10.2           7.8          19.8          16.0
                  Cost of insurance charges                           21.7          16.9          41.0          32.8
                                                                   -------      --------       -------       -------
                    Total policy charges                           $ 175.0       $ 129.7       $ 334.0       $ 250.1
                                                                   =======      ========       =======       =======

         The growth in asset fees reflects a 40% increase in total separate account assets which reached $45.97 billion as of June 30, 1998 compared to $32.87 billion a year ago. Steady growth in premiums and market appreciation have contributed significantly to the increase in separate account assets.

         Net investment income includes the investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income grew from $352.7 million and $694.1 million in the second quarter and first half of 1997, respectively, to $367.8 million and $733.6 million in the comparable periods of 1998 primarily due to increased invested assets to support growth in fixed annuity and life insurance policy reserves. Fixed annuity policy reserves, which include the fixed option of variable annuity contracts, increased to $14.26 billion as of June 30, 1998 compared to $14.19 billion as of December 31, 1997 and $13.72 billion a year ago.

         The Company does not consider realized gains and losses on investments to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Net realized gains (losses) on investments were $5.0 million and ($11.9) million for second quarter 1998 and 1997, respectively. For the first six months of 1998, the Company reported realized gains on investments of $21.6 million compared to $9.2 million of realized gains for the first six months of 1997.

         Benefits and Expenses

         Interest credited to policyholder account balances principally relates to fixed annuity products. For the second quarter and first six months of 1998 interest credited totaled $264.7 million and $526.6 million, respectively, compared to $253.7 million and $500.9 million in the same periods of 1997. The growth in interest credited reflects the increase in fixed annuity and life insurance policy reserves previously discussed, partially offset by reduced average crediting rates. The average crediting rate on fixed annuity policy reserves was 5.96% and 5.95% during the second quarter and first six months of 1998 compared to 6.21% and 6.14% in the comparable periods of 1997.

         The significant growth in the Variable Annuities segment business is the primary reason for the increase in amortization of deferred policy acquisition costs (DAC) which totaled $54.1 million and $39.6 million in second quarter of 1998 and 1997, respectively. On a year to date basis, DAC totaled $101.8 million in 1998 compared to $83.0 million in 1997.

         Operating expenses increased 22% to $120.0 million in second quarter 1998 compared to $98.3 million in second quarter 1997. For the first half of 1998, operating expenses were $227.5 million, up 18% from $192.7 million for the first half of 1997. The increases reflect growth in the number of annuity and life insurance contracts in force and the related increase in administrative processing costs. Operating expenses also include costs of certain technology initiatives including projects related to the Year 2000.

         Federal tax expense was $43.5 million and $29.7 million, representing effective tax rates of 34.4% and 35.0% for second quarter 1998 and 1997, respectively. For the first six months of 1998 and 1997 federal tax expense was $88.9 million and $66.9 million, representing effective tax rates of 34.4% and 35.0%, respectively.

         Year 2000

         The Company has developed and implemented a plan to address issues related to the Year 2000. The problem relates to many existing computer systems using only two digits to identify a year in a date field. These systems were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer systems could fail or create erroneous results when processing information dated after December 31, 1999. Like many organizations, the Company is required to renovate or replace many computer systems so that the systems will function properly after December 31, 1999. The Company has completed an inventory and assessment of all computer systems and has developed a plan to renovate or replace all applications that were identified as not Year 2000 compliant. As of the end of July 1998, the Company has renovated 97% of all applications that required renovation. Testing of the renovated programs is in process, including running each application with the date moved forward to Year 2000. The Company expects to complete the testing of all renovated applications by the end of 1998. For applications being replaced, the Company anticipates all replacement systems to be in place and functioning by the end of 1998. Contingency plans are substantially completed which identify actions to be taken should the Company's renovation and replacement strategies fall behind schedule.

         The Company is also completing an inventory and assessment of all vendor products. As of the end of July 1998, 83% of products had been assessed and 69% were Year 2000 compliant. The Company is certifying that each vendor product is Year 2000 compliant. At the end of July 1998, 24% of vendor products that were identified as Year 2000 compliant had been certified. The Company anticipates having all vendor products assessed and certified by the end of 1998. Any vendor products that can not be certified as Year 2000 compliant will be replaced or eliminated.

         In addition to resolving internal Year 2000 readiness issues, the Company is working with all external organizations (business partners) to assess Year 2000 issues associated with the exchange of electronic data. The Company has completed an inventory and assessment of all interfaces with business partners and is in process of testing those interfaces. The Company has also initiated plans to survey producer business partners to ascertain their Year 2000 readiness.

         Operating expenses in the first six months of 1998 and 1997 include approximately $22.6 million and $22.5 million, respectively, for technology projects, including costs related to Year 2000. In the second half of 1998, the Company anticipates spending an amount comparable to expense for the first half of 1998. At this time, no significant Year 2000 costs are anticipated in 1999. Management does not anticipate that the completion of Year 2000 renovation and replacement activities will result in a reduction in operating expenses. Rather, personnel and resources currently allocated to Year 2000 issues will be assigned to other technology-related projects.

         Statutory Premiums and Deposits

         The Company sells its products through a broad distribution network comprised of wholesale and retail distribution channels. Wholesale distributors are unaffiliated entities that sell the Company's products to their own customer base and include independent broker/dealers, national and regional wirehouses, financial institutions, pension plan administrators and life specialists. The Company has access to over 1,100 independent broker/dealers and over 30,000 registered representatives who sell individual and group variable annuities, fixed annuities and variable life insurance in all 50 states and the District of Columbia. The Company currently has relationships with 185 financial institutions selling individual variable and fixed annuities (under the Company's brand name and on a private-label basis), variable universal life insurance and group pension products. Over 250 regional pension plan administrators market the Company's group variable and fixed annuities to employers sponsoring employee retirement programs.

         Retail distributors are representatives of the Company who market products directly to a customer base identified by the Company and include exclusive retail sales representatives of the Company's distribution subsidiaries and Nationwide Insurance Enterprise insurance agents. The Company markets products on a retail basis to state and local governments and to teachers through its subsidiary distribution organizations. Approximately 4,300 Nationwide Insurance Enterprise insurance agents are licensed to sell life insurance and individual annuities primarily targeting holders of personal automobile and homeowners' insurance policies issued by the Nationwide Insurance Enterprise.

         Statutory premiums and deposits by distribution channel are summarized as follows:

                                                            THREE MONTHS ENDED,          SIX MONTHS ENDED,
                                                                  JUNE 30,                    JUNE 30,
                                                          -----------------------     -----------------------
           (in millions of dollars)                          1998          1997          1998          1997
           --------------------------------------------      ----          ----          ----          ----
           WHOLESALE CHANNELS
             Independent broker/dealers                   $ 1,050.5    $    971.2     $ 1,925.9     $ 1,827.1
             National and regional wirehouses (1)              88.5           -           174.5           -
             Financial institutions                           642.7         378.1       1,092.0         719.4
             Pension plan administrators                      696.6         530.9       1,430.7       1,138.8
             Life specialists                                 364.6          15.0         454.5          45.0
                                                          ---------    ----------     ---------     ---------
                Total wholesale channels                    2,842.9       1,895.2       5,077.6       3,730.3
                                                          ---------    ----------     ---------     ---------
           RETAIL CHANNELS
             Exclusive retail sales representatives           543.0         429.1       1,129.0         978.8
             Nationwide agents                                303.5         152.7         486.6         294.6
                                                          ---------    ----------     ---------     ---------
                Total retail channels                         846.5         581.8       1,615.6       1,273.4
                                                          ---------    ----------     ---------     ---------
           Total external premiums and deposits             3,689.4       2,477.0       6,693.2       5,003.7
                                                          =========    ==========     =========     =========
           Nationwide Insurance Enterprise employee
             and agent benefit plans                           55.7          19.1         115.5          70.6
                                                          ---------    ----------     ---------     ---------
           Total statutory premiums and deposits          $ 3,745.1     $ 2,496.1     $ 6,808.7     $ 5,074.3
                                                          =========    ==========     =========     =========


         ----------
         (1) Prior to 1998, national and regional wirehouse sales were included in independent broker/dealer sales.

         Excluding Nationwide Insurance Enterprise benefit plan sales, the Company achieved sales growth of 49% in the second quarter of 1998 compared to the second quarter of 1997. On a year to date basis, sales have increased 34% in 1998 compared to 1997. The Company believes it is well positioned to achieve its goal of 20% annual growth in external sales in 1998.

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

         External statutory premiums and deposits by product are summarized as follows.

                                                        THREE MONTHS ENDED,          SIX MONTHS ENDED
                                                             JUNE 30,                    JUNE 30,
                                                      -----------------------     ----------------------
          (in millions of dollars)                      1998          1997          1998          1997
          ----------------------------------------      ----          ----          ----          ----
          The BEST of AMERICA(R) products:
            Individual variable annuities             $ 1,378.6     $ 1,079.2     $ 2,498.6     $ 2,021.1
            Group variable annuities                      672.1         508.1       1,374.2       1,080.9
            Variable universal life insurance              74.9          51.3         142.4          97.9
          Private label annuities                         339.7         265.3         574.9         495.5
          IRC Section 457 annuities                       499.4         394.7       1,048.1         916.9
          The NEA Valuebuilder annuities                   43.6          34.4          80.9          61.9
          Corporate-owned life insurance                  364.6          15.0         454.5          45.0
          Traditional/Universal life insurance             62.1          62.5         121.4         123.3
          Other                                           254.4          66.5         398.2         161.2
                                                      ---------     ---------     ---------     ---------
                                                      $ 3,689.4     $ 2,477.0     $ 6,693.2     $ 5,003.7
                                                      =========     =========     =========     =========

         BUSINESS SEGMENTS

         The Company reports three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports corporate revenue and expenses, investments and related investment income supporting capital not specifically allocated to its product segments, revenues and expenses of its distribution companies, revenues and expenses of its investment advisor subsidiaries (other than the portion allocated to the Variable Annuities and Life Insurance segments), revenues and expenses related to group annuity contracts sold to Nationwide Insurance Enterprise employee and agent benefit plans and interest expense on long-term debt and capital securities in a Corporate and Other segment. All information set forth below relating to the Variable Annuities segment excludes the fixed option under variable annuity contracts. Such information is included in the Fixed Annuities segment.

         The following table summarizes operating income before federal tax expense for the Company's business segments.

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                         ----------------------       ----------------------
                  (in millions of dollars)                 1998          1997          1998          1997
                  ------------------------------------     ----          ----          ----          ----
                  Variable Annuities                     $   55.7      $   34.8       $ 105.0      $   64.2
                  Fixed Annuities                            43.1          44.1          88.1          81.7
                  Life Insurance                             22.5          13.7          43.7          30.7
                  Corporate and Other                         0.2           4.2           0.2           5.2
                                                          -------      --------       -------       -------
                                                          $ 121.5      $   96.8       $ 237.0       $ 181.8
                                                          =======      ========       =======       =======


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

The following table summarizes certain selected financial data for the Variable Annuities segment for the periods indicated.


                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                          -------------------------       ----------------------
(in millions of dollars)                                      1998         1997             1998          1997
----------------------------------------------------          ----         ----             ----          ----
INCOME STATEMENT DATA (1)
Revenues:
  Asset fees                                               $   122.2     $    85.0        $   231.7    $   163.8
  Administrative fees                                            5.9           6.4             12.0         11.5
  Surrender fees                                                 7.2           5.3             13.7         10.9
                                                           ---------     ---------        ---------    ---------
    Total policy charges                                       135.3          96.7            257.4        186.2
  Net investment income and other (2)                            0.4          (2.7)            (1.6)        (5.4)
                                                           ---------     ---------        ---------    ---------
                                                               135.7          94.0            255.8        180.8
Benefits and expenses:
  Benefits and claims                                            0.9           1.5              2.0          2.7
  Amortization of DAC                                           30.5          20.0             56.9         39.5
  Other operating expenses                                      48.6          37.7             91.9         74.4
                                                           ---------     ---------        ---------    ---------
                                                                80.0          59.2            150.8        116.6
                                                           ---------     ---------        ---------    ---------
Operating income before federal tax expense                $    55.7     $    34.8        $   105.0    $    64.2
                                                           =========     =========        =========    =========

OTHER DATA (1)
Statutory premiums and deposits (3)                        $ 2,726.5     $ 1,938.4        $ 5,015.5    $ 3,767.3
Withdrawals                                                $ 1,210.6     $   637.4        $ 2,135.5    $ 1,307.3
Policy reserves as of period end                           $41,962.1     $29,878.8        $41,962.1    $29,878.8
Ratio of policy charges to average policy reserves              1.33%         1.40%            1.33%        1.41%
Pre-tax operating income to average policy reserves             0.55%         0.51%            0.54%        0.48%

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

Variable annuity segment results reflect substantially increased asset fee revenue partially offset by increases in DAC amortization and other operating expenses. Asset fees increased to $122.2 million in the second quarter of 1998, up 44% from $85.0 million in the same period a year ago. For the first half of 1998, asset fees totaled $231.7 million up 41% from the first half of 1997. The increase in asset fees is due to continued growth in variable annuity policy reserve levels resulting from strong variable annuity sales and market appreciation on investments underlying reserves.

Variable annuity policy reserves grew $2.30 billion during the second quarter of 1998 reaching $41.96 billion as of June 30, 1998 and have increased 40% compared to a year ago. Variable annuity policy reserves have grown $7.48 billion during the first six months of 1998. The Company continues to sustain high sales growth through deeper penetration of existing distribution channels and expansion into new sales outlets. Second quarter 1998 premiums grew across all distribution channels reaching $2.73 billion, 41% above year-ago second quarter sales of $1.94 billion. During the first half of 1998, variable annuity sales reached $5.02 billion up 33% from the first half of 1997. Included in 1998 sales are $700 million for second quarter and $1.1 billion year-to-date for America's FUTURE Annuity(R), the Company's lower-fee individual annuity introduced in November 1997.

Favorable equity market conditions during the first half of 1998 also contributed significantly to the growth in variable annuity policy reserves. Variable annuity policy reserves reflect market appreciation of $4.56 billion during the first six months of 1998.

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

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 JUNE 30,                 JUNE 30,
                                                         ----------------------    ----------------------
(in millions of dollars)                                    1998         1997         1998         1997
-----------------------------------------------------    ---------    ---------    ---------    ---------
INCOME STATEMENT DATA (1)
Revenues:
  Policy charges                                         $     2.9    $     4.2    $     6.2    $     8.7
  Life insurance premiums                                      6.7          5.2         15.5         16.0
  Net investment income                                      276.6        272.8        553.8        542.3
                                                         ---------    ---------    ---------    ---------
                                                             286.2        282.2        575.5        567.0
                                                         ---------    ---------    ---------    ---------
Benefits and expenses:
  Interest credited to policyholder account balances         206.3        205.9        412.2        406.8
  Other benefits and claims                                    6.3          2.5         13.6         13.7
  Amortization of DAC                                         10.8          9.1         21.7         21.2
  Other operating expenses                                    19.7         20.6         39.9         43.6
                                                         ---------    ---------    ---------    ---------
                                                             243.1        238.1        487.4        485.3
                                                         ---------    ---------    ---------    ---------
Operating income before federal tax expense              $    43.1    $    44.1    $    88.1    $    81.7
                                                         =========    =========    =========    =========

OTHER DATA (1)
Statutory premiums and deposits (2)                      $   461.2    $   409.8    $   959.3    $   970.2
Withdrawals and benefits                                 $   464.7    $   390.4    $ 1,010.5    $   933.7
Policy reserves as of period end                         $14,256.1    $13,724.5    $14,256.1    $13,724.5
Net interest spread on general account
  policy reserves                                             2.03%        2.02%        2.05%        2.05%
Pre-tax operating income to average policy reserves           1.21%        1.29%        1.24%        1.20%


----------
(1)  Includes the fixed option under the variable annuity contracts.
(2) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

Fixed annuity segment results reflect an increase in interest spread income attributable to growth in fixed annuity policy reserves. Interest spread is the difference between net investment income and interest credited to policyholder account balances. Interest spreads vary and are influenced by various factors including crediting rates offered by competitors, performance of the investment portfolio, changes in market interest rates and other factors. The following table depicts the interest spreads on general account policy reserves in the Fixed Annuities segment for the second quarter and first six months of 1998 and 1997.

                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                     JUNE 30,                    JUNE 30,
                                ------------------          ------------------
                                1998          1997          1998          1997
                                ----          ----          ----          ----
  Net investment income         7.99%         8.23%         8.00%         8.19%
  Interest credited             5.96          6.21          5.95          6.14
                                ----          ----          ----          ----
                                2.03%         2.02%         2.05%         2.05%
                                ====          ====          ====          ====

Mortgage loan and bond prepayment fees in the first half of 1998 accounted for approximately 6 basis points and 7 basis points of the interest spread in the second quarter and first six months of 1998, respectively. The Company anticipates interest spreads over the next several quarters to be comparable to second quarter 1998, excluding the impact of mortgage loan and bond prepayment income.

Fixed annuity policy reserves increased to $14.26 billion as of June 30, 1998 compared to $14.19 billion as of the end of 1997 and $13.72 billion a year ago.

Second quarter fixed annuity sales increased to $461.2 million in 1998 compared to $409.8 million in 1997; however, sales for the first six months of 1998 of $959.3 million were down slightly compared to $970.2 million in 1997 reflecting consumer preference for equity-linked variable products. Most of the Company's fixed annuity sales are premiums allocated to the fixed option of variable annuity contracts. Second quarter 1998 fixed annuity sales include $356.4 million in premiums allocated to the fixed option under a variable annuity contract, compared to $292.6 million in first quarter 1997.

The increase in other benefits and claims in second quarter 1998 compared to a year ago is attributable to favorable mortality experience in the year ago second quarter.

Life Insurance

The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned life insurance products, that provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis.

The following table summarizes certain selected financial data for the Life Insurance segment for the periods indicated.

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                         -------------------------   -------------------------
(in millions of dollars)                                     1998          1997          1998          1997
-----------------------------------------------------    -----------   -----------   -----------   -----------
INCOME STATEMENT DATA
Revenues:
  Cost of insurance charges                              $      21.7   $      16.9   $      41.0   $      32.8
  Other policy charges                                          12.2           9.0          23.7          17.4
                                                         -----------   -----------   -----------   -----------
    Total policy charges                                        33.9          25.9          64.7          50.2
  Life insurance premiums                                       45.3          45.1          89.7          89.7
  Net investment income                                         56.0          44.9         109.1          90.5
  Other                                                          0.3           0.1           0.5           0.2
                                                         -----------   -----------   -----------   -----------
                                                               135.5         116.0         264.0         230.6
                                                         -----------   -----------   -----------   -----------
Benefits and expenses:
  Interest credited to policyholder account balances            27.5          19.3          52.3          37.0
  Other benefits and claims                                     33.4          39.3          71.3          76.1
  Policyholder dividends                                        11.5          11.6          22.3          22.2
  Amortization of DAC                                           12.8          10.5          23.2          22.3
  Other operating expenses                                      27.8          21.6          51.2          42.3
                                                         -----------   -----------   -----------   -----------
                                                               113.0         102.3         220.3         199.9
                                                         -----------   -----------   -----------   -----------
Operating income before federal tax expense              $      22.5   $      13.7   $      43.7   $      30.7
                                                         ===========   ===========   ===========   ===========

OTHER DATA
Statutory premiums (1):
  Traditional and universal life insurance               $      62.2   $      62.5   $     121.5   $     123.3
  Individual investment life insurance                   $      74.9   $      51.3   $     142.4   $      97.9
  Corporate investment life insurance                    $     364.6   $      15.0   $     454.5   $      45.0
Policy reserves as of period end:
  Traditional and universal life insurance               $   2,404.5   $   2,333.7   $   2,404.5   $   2,333.7
  Individual investment life insurance                   $   1,096.4   $     763.9   $   1,096.4   $     763.9
  Corporate investment life insurance                    $     687.4   $      68.3   $     687.4   $      68.3
Life insurance in force:
  Traditional and universal life insurance               $  27,190.6   $  27,938.5   $  27,190.6   $  27,938.5
  Individual investment life insurance                   $  13,385.4   $   9,697.1   $  13,385.4   $   9,697.1
  Corporate investment life insurance                    $   1,451.4   $     204.4   $   1,451.4   $     204.4

---------

(1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

Life Insurance segment results reflect increased revenues driven by growth in investment life insurance in force and policy reserves coupled with favorable mortality experience. These trends were partially offset by higher expense levels.

Investment life insurance (which includes individual variable universal life insurance and corporate-owned life insurance products) policy charges were $21.8 million in the second quarter of 1998, a 59% increase compared to $13.7 million for the second quarter of 1997. The growth in investment life insurance policy charges is attributable to growth in individual investment life insurance policy reserves which reached $1.10 billion as of the end of the second quarter 1998 up $332.5 million from a year ago. Policy reserve growth continues to be driven by strong sales from both independent broker/dealers and Nationwide Insurance Enterprise insurance agents. Investment life insurance sales to individuals during the second quarter of 1998 reached $74.9 million compared to $51.3 million in the second quarter of 1997. The Company anticipates continued sales growth in 1998 for investment life insurance products.

During the first half of 1998, the Company continued its entry into the corporate-owned life insurance market recording $454.5 million in corporate-owned life insurance premiums compared to $45.0 million in the first half of 1997. As of June 30, 1998 the company had $687.4 million in corporate-owned life insurance policy reserves.

The increase in operating expenses is due to the increase in policies in force and continued spending on a new policy administration system for traditional life insurance policies.

Corporate and Other

The following table summarizes certain selected financial data for the Corporate and Other segment for the periods indicated.

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              JUNE 30,                  JUNE 30,
                                                      -----------------------   -----------------------
(in millions of dollars)                                 1998         1997         1998          1997
----------------------------------------------------- ----------   ----------   ----------  -----------
INCOME STATEMENT DATA
Revenues (1):
  Net investment income                               $     42.5   $     41.9   $     85.8   $     74.4
  Other                                                     20.5         17.3         37.0         30.3
                                                      ----------   ----------   ----------   ----------
                                                            63.0         59.2        122.8        104.7
                                                      ----------   ----------   ----------   ----------
Benefits and expenses:
  Interest credited to policy reserves                      30.9         28.5         62.1         57.1
  Interest expense on debt and capital securities            8.0          8.1         16.0         10.0
  Other operating expenses                                  23.9         18.4         44.5         32.3
                                                      ----------   ----------   ----------   ----------
                                                            62.8         55.0        122.6         99.4
                                                      ----------   ----------   ----------   ----------
Operating income before federal tax expense (1)       $      0.2   $      4.2   $      0.2   $      5.3
                                                      ==========   ==========   ==========   ==========

OTHER DATA
Statutory premiums and deposits (2)                   $     55.7   $     19.1   $    115.5   $     70.6
Withdrawals and benefits                              $     52.0   $     30.1   $    106.3   $    106.1
Policy reserves as of period end                      $  4,118.1   $  3,571.8   $  4,118.1   $  3,571.8
Nationwide retail mutual fund assets (3)              $  3,015.6   $  2,405.0   $  3,015.6   $  2,405.0

---------------------
(1)  Excludes realized gains and losses on investments.
(2) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.
(3) Excludes mutual funds selected as investment options under the Company's variable annuity and variable universal life insurance contracts and mutual funds selected as investment options under Nationwide Insurance Enterprise employee and agent benefit plans.

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

Growth in interest spread income and other income was driven by increased policy reserves related to Nationwide Insurance Enterprise employee and agent benefit plans and strong first half 1998 sales from the Company's investment advisor subsidiary, respectively.

The 1997 Corporate and Other segment results do not reflect a full first quarter of interest expense on the senior notes and capital securities of subsidiary trust which were issued in March 1997. Stated on a pro forma basis to reflect interest expense for a full first quarter and to adjust for the impact on net investment income related to the special dividends paid in anticipation of the IPO, first half 1997 Corporate and Other segment operating income before federal tax expense was $0.9 million.

In addition to the operating revenues previously presented, the Company also reports realized gains and losses on investments in the Corporate and Other segment. The Company realized net investment gains of $5.0 million and realized net investment losses of $11.9 million during the second quarter of 1998 and 1997, respectively.

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

                                                                            AS OF
                                                           --------------------------------------
                                                             JUNE 30,    DECEMBER 31,   JUNE 30,
(in millions of dollars)                                      1998          1997          1997
-------------------------------------------------------    ----------    ----------    ----------
Long-term debt                                             $    298.4    $    298.4    $    298.4
Capital securities of subsidiary trust                          100.0         100.0         100.0
                                                           ----------    ----------    ----------
  Total long-term debt and capital securities                   398.4         398.4         398.4
                                                           ----------    ----------    ----------

Shareholders' equity, excluding accumulated other
  comprehensive income                                        2,029.1       1,877.1       1,751.2
Accumulated other comprehensive income                          250.0         247.1         141.2
                                                           ----------    ----------    ----------
  Total shareholders' equity                                  2,279.1       2,124.2       1,892.4
                                                           ----------    ----------    ----------
  Total capital                                            $  2,677.5    $  2,522.6    $  2,290.8
                                                           ==========    ==========    ==========
  Total capital excluding accumulated other
     comprehensive income                                  $  2,427.5    $  2,275.5    $  2,149.6
                                                           ==========    ==========    ==========

Long-term debt and capital securities to total capital           14.9%         15.8%         17.4%
Long-term debt and capital securities to total capital
  excluding accumulated other comprehensive income               16.4%         17.5%         18.5%

The Company's long-term debt bears interest at 8% per annum and matures March 1, 2027. The capital securities of subsidiary trust are due March 1, 2037 and pay a distribution rate of 7.899%. There are no sinking fund requirements related to the debt or capital securities.

NFS is a holding company whose principal asset is the common stock of NLIC. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments, and dividends from NLIC and other subsidiaries.

State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The ability of NLIC to pay dividends is subject to restrictions set forth in the insurance laws and regulations of Ohio, its domiciliary state. The Ohio insurance laws require life insurance companies to seek prior regulatory approval to pay a dividend if the fair market value of the dividend, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders' surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the prior year. NLIC's statutory-basis policyholders' surplus as of December 31, 1997 was $1.13 billion and statutory-basis net income for 1997 was $111.7 million. Total dividends paid in the 12 months preceding June 30, 1998 were $100.0 million. The Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders. NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses, and principal in the future.

The Company's principal sources of funds are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies, operating expenses and the purchase of investments. Net cash provided by operating activities (reflecting principally (i) premiums and contract charges collected, less (ii) benefits paid on life insurance products, plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was $357.8 million and $546.7 million for the first six months of 1998 and 1997, respectively. Net cash used in investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was $267.6 million and $1.22 billion in the first six months of 1998 and 1997, respectively. Net cash (used in) provided by financing activities (principally reflecting net proceeds from the IPO and the companion offerings of senior notes and capital securities of subsidiary trust in 1997 only and deposits to investment product and universal life insurance product account balances less withdrawals from such account balances) was ($259.6) million and $717.2 million for the first six months of 1998 and 1997, respectively.

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

On April 29, 1998 NFS agreed to purchase Morley Financial Services, Inc., an investment management company, for $32.1 million. Morley Financial Services, Inc. specializes in stable-value products for qualified retirement plans. The transaction was closed in the second quarter of 1998.

On July 31, 1998 NFS acquired National Deferred Compensation, Inc. (NDC) for approximately $24.0 million. NDC is an administrator of deferred compensation programs for public employees.

INVESTMENTS

General

The Company's assets are divided between separate account and general account assets. As of June 30, 1998, $45.97 billion (or 67%) of the Company's total assets were held in separate accounts and $22.54 billion (or 33%) were held in the Company's general account, including $19.98 billion of general account investments.

Separate account assets consist primarily of deposits from the Company's variable annuity business. Most separate account assets are invested in various mutual funds. All of the investment risk in the Company's separate account assets is borne by the Company's customers, with the exception of $651.5 million of policy reserves as of June 30, 1998 ($365.5 million as of December 31, 1997) for which the Company bears all or a portion of the investment risk.

Fixed Maturity Securities

The following table summarizes the composition of the Company's general account fixed maturity securities by category.

                                         JUNE 30, 1998          DECEMBER 31, 1997
                                     ---------------------   -----------------------
                                      CARRYING       % OF      CARRYING       % OF
(in millions of dollars)                VALUE        TOTAL      VALUE         TOTAL
----------------------------------   -----------    ------   -----------      -----
U.S. government/agencies             $     256.4      1.9%   $     319.7        2.4%
Foreign governments                         99.0      0.7           95.8        0.7
State and political subdivisions             0.9      -              1.6        -
Mortgage-backed securities:
  U.S. government/agencies               3,635.9     26.7        3,750.3       28.4
  Non-government/agencies                             -              -          -
Corporate:
  Public                                 4,861.6     35.7        4,597.3       34.8
  Private                                4,757.4     35.0        4,445.4       33.7
                                     -----------    -----    -----------      -----
                                     $  13,611.2    100.0%   $  13,210.1      100.0%
                                     ===========    =====    ===========      =====

The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company's general account fixed maturity securities, 97% by the carrying value were in the highest two NAIC Designations as of June 30, 1998.

The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company's general account fixed maturity securities portfolio as of June 30, 1998 and December 31, 1997.


                                                AS OF JUNE 30, 1998   AS OF DECEMBER 31, 1997
                                                -------------------   -----------------------
   NAIC                RATING AGENCY             CARRYING    % OF     CARRYING       % OF
DESIGNATION (1)     EQUIVALENT DESIGNATION (2)    VALUE      TOTAL      VALUE        TOTAL
---------------     --------------------------  ---------  --------  -----------     ------
                                                          (in millions of dollars)
     1                 Aaa/Aa/A                 $ 9,015.6    66.2%   $   8,815.3      66.7%
     2                 Baa                        4,239.1    31.2        4,116.6      31.2
     3                 Ba                           310.8     2.3          220.9       1.7
     4                 B                             45.7     0.3           53.7       0.4
     5                 Caa and lower                  -       -              3.6       -
     6                 In or near default             -       -              -         -
                                                ---------   -----    -----------     -----
                                                $13,611.2   100.0%   $  13,210.1     100.0%
                                                =========   =====    ===========     =====

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

The Company's general account mortgage-backed security (MBS) investments include residential MBSs and multi-family mortgage pass-through certificates. As of June 30, 1998, MBSs were $3.64 billion (or 27%) of the carrying value of the general account fixed maturity securities available-for-sale, all of which were guaranteed by the U.S. government or an agency of the U.S. government.

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

Prepayment risk is an inherent risk of holding MBSs. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs. As of June 30, 1998, $2.54 billion (or 70%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO/REMIC security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class.

The following table sets forth the distribution by investment type of the Company's general account MBS portfolio as of June 30, 1998 and December 31, 1997.

                                       AS OF JUNE 30, 1998   AS OF DECEMBER 31, 1997
                                       -------------------   ----------------------
                                        CARRYING     % OF     CARRYING        % OF
(in millions of dollars)                 VALUE       TOTAL     VALUE         TOTAL
------------------------------------   ----------   ------   ----------       ----
Planned Amortization Class             $  2,541.6    69.9%   $  2,645.3       70.5%
Very Accurately Defined Maturity            526.7    14.5         550.1       14.7
Multi-family Mortgage Pass-through
  Certificates                              234.4     6.4         235.2        6.3
Scheduled                                   152.4     4.2         160.6        4.3
Targeted Amortization Class                  91.6     2.5          90.8        2.4
Accrual                                      42.4     1.2          48.5        1.3
Sequential                                   27.9     0.8          19.8        0.5
Other                                        18.9     0.5           -          -
                                       ----------   -----    ----------      -----
                                       $  3,635.9   100.0%   $  3,750.3      100.0%
                                       ==========   =====    ==========      =====

The Company has not invested in derivative securities other than MBSs.

Mortgage Loans

As of June 30, 1998, general account mortgage loans were $5.24 billion (or 26%) of the carrying value of consolidated general account invested assets.

The following table sets forth the delinquency, foreclosure and restructured commercial mortgage loan experience for the Company and for the life insurers reporting to the American Council of Life Insurance (ACLI) for the periods indicated.

                               THREE MONTHS ENDED        THREE MONTHS ENDED       YEAR ENDED
                                  JUNE 30, 1998            JUNE 30, 1997      DECEMBER 31, 1997
                               -------------------      -------------------   -----------------
                               COMPANY    ACLI (1)      COMPANY    ACLI (2)   COMPANY   ACLI (2)
                                -------   --------      -------    --------   -------  -------
Delinquent (3)                   0.00%       -%           0.28%     1.56%      0.19%     0.90%
In foreclosure (4)               0.00        -            0.28      0.90       0.19      0.58
Restructured (5)                 0.68        -            1.18      6.04       0.77      4.61
                                 ----       --            ----      ----       ----      ----
  Subtotal                       0.68        -            1.46      7.60       0.96      5.51
Foreclosed - year to date        0.17        -            0.61      0.53       1.07      0.84
                                 ----       --            ----      ----       ----      ----
  Total                          0.85%       -%           2.07%     8.13%      2.03%     6.35%
                                 ====       ==            ====      ====       ====      ====

----------
(1)  ACLI data for the three months ended June 30, 1998 are not yet available.
(2) Source: ACLI Investment Bulletins entitled "Quarterly Survey of Mortgage Loan Delinquencies and Foreclosures," numbers 1384 and 1399, dated September 8, 1997 and March 9, 1998, respectively.
(3) Commercial mortgage loans are classified by the Company and the ACLI as delinquent when they are 60 days or more past due.
(4) Delinquent includes loans in foreclosure; therefore, subtotal and total lines exclude "In foreclosure" amounts.
(5) Commercial mortgage loans are classified by the Company and the ACLI as restructured when they are in good standing, but the basic terms have been modified as a result of an actual or anticipated delinquency.

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

              In April 1998, NLIC was named as a defendant in a lawsuit filed in Ohio State Court similar to the Snyder lawsuit (David Mishler v. Nationwide Life Insurance Co.). The plaintiff in such lawsuit seeks to represent a similar class, makes similar allegations and seeks unspecified compensatory and punitive damages. On June 26, 1998, a motion to dismiss the Mishler complaint in its entirety was filed by the defendants, and the plaintiffs have opposed such motion.

              In November 1997, two plaintiffs, one who was the owner of a variable life insurance contract and the other who was the owner of a variable annuity contract, commenced an action in a federal court in Texas against NLIC and the American Century group of defendants (Robert Young and David D. Distad v. Nationwide Life Insurance Company et al.). In this action, plaintiffs seek to represent a class of variable life insurance contract owners and variable annuity contract owners whom they claim were allegedly misled when purchasing these variable contracts into believing that the performance of their subaccount mutual fund managed by American Century, whose shares may only be purchased by insurance companies, would track the performance of a mutual fund, also managed by American Century, whose shares are publicly traded. The amended complaint seeks unspecified compensatory and punitive damages. On April 27, 1998, the Court denied, in part, and granted, in part, motions to dismiss the complaint filed by NLIC and American Century. The parties are presently engaged in discovery on the issue of whether the lawsuit should be certified as a class action. NLIC intends to defend this case vigorously.

              There can be no assurance that any litigation relating to pricing or sales practices will not have a material adverse effect on the Company in the future.

ITEM 2        CHANGES IN SECURITIES

              NFS reacquired 437, 421 and 402 shares of its Class A Common Stock, par value $0.01 per share in brokerage transactions on the last business day of April, May and June, respectively, for an aggregate purchase price of $18,763.17, $18,762.69 and $18,797.52, respectively. All amounts include brokers' commissions. Pursuant to the Stock Retainer Plan for Non-Employee Directors, 437, 421 and 402 shares of Class A Common Stock were subsequently reissued by NFS on the last business day of April, May and June, respectively, at a price of $43.06, $44.44 and $47.00 per share, respectively, to NFS' directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Rule 506 promulgated thereunder.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NFS held its Annual Meeting of stockholders on May 13, 1998. At that meeting, stockholders approved the following management proposal:


                                                                                      For          Withheld
                                                                                 -------------     ---------

              Election of directors to serve as Class I Directors until the year 2001 Annual Meeting of stockholders as follows:

                  James G. Brocksmith, Jr.                                       1,066,229,596     48,744
                  Henry S. Holloway                                              1,066,228,746     49,594
                  James F. Patterson                                             1,066,228,846     49,494
                  Gerald D. Prothro                                              1,066,229,846     48,494


              The terms of office of the Directors, Charles L. Fuellgraf, Jr., Joseph J. Gasper, Lydia Micheaux Marshall, Dimon R. McFerson, Donald L. McWhorter, David O. Miller and Arden L. Shisler, continued after the meeting.

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

                      On July 14, 1998, NFS filed a Current Report on Form 8-K concerning the announcement of NFS's formation of a strategic alliance with National Deferred Compensation, Inc.

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


                                             NATIONWIDE FINANCIAL SERVICES, INC.
                                             -----------------------------------
                                                        (Registrant)



Date: August 11, 1998               /s/ MARK R. THRESHER
                                    -------------------------------------------
                                    Mark R. Thresher, Vice President - Finance
                                       and Treasurer
                                            (Chief Accounting Officer)