Form 10-Q
period 1998-09-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 1998-11-16
CIK 1029786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998    COMMISSION FILE NO. 1-12785


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

The number of shares outstanding of each of the registrant's classes of common stock on November 1, 1998 was as follows:

      CLASS A COMMON STOCK (par value $0.01 per share) - 23,788,702 shares issued and outstanding (Title of Class)

      CLASS B COMMON STOCK (par value $0.01 per share) - 104,745,000 shares issued and outstanding (Title of Class)

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX




PART I       FINANCIAL INFORMATION

             Item 1      Unaudited Consolidated Financial Statements                                                     3

             Item 2      Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                                       14

             Item 3      Quantitative and Qualitative Disclosures About Market Risk                                     30

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                                              31

             Item 2      Changes in Securities and Use of Proceeds                                                      32

             Item 3      Defaults Upon Senior Securities                                                                32

             Item 4      Submission of Matters to a Vote of Security Holders                                            32

             Item 5      Other Information                                                                              32

             Item 6      Exhibits and Reports on Form 8-K                                                               32

SIGNATURE                                                                                                               33

                         PART I - FINANCIAL INFORMATION

ITEM 1      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
               (in millions of dollars, except per share amounts)


                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                            -------------------------         --------------------------
                                                              1998            1997               1998             1997
                                                            ---------       ---------         ---------        ---------

REVENUES
  Policy charges                                            $   180.6       $   143.3         $   514.6        $   393.4
  Life insurance premiums                                        48.4            50.2             153.6            155.9
  Net investment income                                         375.7           356.8           1,109.3          1,050.9
  Realized gains (losses) on investments                         (5.0)           (4.8)             16.6              4.3
  Other                                                          30.2            16.4              75.5             49.6
                                                            ---------       ---------         ---------        ---------
                                                                629.9           561.9           1,869.6          1,654.1
                                                            ---------       ---------         ---------        ---------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances            269.0           256.0             795.6            756.9
  Other benefits and claims                                      47.5            41.8             134.4            134.3
  Policyholder dividends on participating policies                8.6             9.1              30.9             31.3
  Amortization of deferred policy acquisition costs              57.5            43.7             159.3            126.7
  Interest expense on debt and capital securities of
    subsidiary trust                                              8.0             8.0              24.0             18.0
  Other operating expenses                                      120.7           103.0             348.2            295.6
                                                            ---------       ---------         ---------        ---------
                                                                511.3           461.6           1,492.4          1,362.8
                                                            ---------       ---------         ---------        ---------

   Income before federal tax expense                            118.6           100.3             377.2            291.3
Federal tax expense                                              40.7            34.9             129.6            101.8
                                                            ---------       ---------         ---------        ---------
          Net income                                        $    77.9       $    65.4         $   247.6        $   189.5
                                                            =========       =========         =========        =========

NET INCOME PER COMMON SHARE
  Basic                                                     $    0.61       $    0.51         $    1.93        $    1.55
  Diluted                                                   $    0.61       $    0.51         $    1.92        $    1.55

Weighted average number of common shares
   outstanding (in millions)                                    128.5           128.5             128.5            122.5



See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
               (in millions of dollars, except per share amounts)



                                                                                   (UNAUDITED)
                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                       1998               1997
                                                                                   -------------      ------------
ASSETS
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity securities (cost $13,243.8 in 1998; $12,732.9 in 1997)            $13,979.6         $13,204.1
    Equity securities (cost $113.5 in 1998; $67.8 in 1997)                               128.3              80.4
  Fixed maturity securities held-to-maturity, at amortized cost (fair value
     $6.0 in 1997)                                                                           -               6.0
  Mortgage loans on real estate, net                                                   5,187.0           5,181.6
  Real estate, net                                                                       263.5             311.4
  Policy loans                                                                           452.6             415.3
  Other long-term investments                                                             22.2              25.2
  Short-term investments                                                                 295.4             449.2
                                                                                     ---------         ---------
                                                                                      20,328.6          19,673.2
                                                                                     ---------         ---------

Cash                                                                                      17.3             180.9
Accrued investment income                                                                228.1             211.2
Deferred policy acquisition costs                                                      1,870.8           1,665.4
Other assets                                                                             501.4             437.8
Assets held in Separate Accounts                                                      42,679.5          37,724.4
                                                                                     ---------         ---------
                                                                                     $65,625.7         $59,892.9
                                                                                     =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits and claims                                                    $19,234.9         $18,702.8
Long-term debt                                                                           298.4             298.4
Other liabilities                                                                        842.8             943.1
Liabilities related to Separate Accounts                                              42,679.5          37,724.4
                                                                                     ---------         ---------
                                                                                      63,055.6          57,668.7
                                                                                     ---------         ---------
NFS-obligated mandatorily redeemable capital securities of subsidiary
  trust holding solely junior subordinated debentures of NFS                             100.0             100.0
                                                                                     ---------         ---------

Shareholders' equity:
  Preferred stock, $0.01 par value. Authorized 50.0 million shares; no shares
    issued and outstanding                                                                   -                 -
  Class A common stock, $0.01 par value. Authorized 750.0 million shares,
    23.8 million shares issued and outstanding                                             0.2               0.2
  Class B common stock, $0.01 par value. Authorized 750.0 million shares,
    104.7 million shares issued and outstanding                                            1.0               1.0
  Additional paid-in capital                                                             629.4             629.2
  Retained earnings                                                                    1,467.1           1,247.8
  Unearned compensation                                                                   (0.8)             (1.1)
  Accumulated other comprehensive income                                                 373.2             247.1
                                                                                     ---------         ---------
                                                                                       2,470.1           2,124.2
                                                                                     ---------         ---------
                                                                                     $65,625.7         $59,892.9
                                                                                     =========         =========

See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                  Nine Months Ended September 30, 1998 and 1997
                            (in millions of dollars)

                                                                                                       ACCUMULATED
                                     CLASS A     CLASS B   ADDITIONAL                                     OTHER            TOTAL
                                      COMMON     COMMON      PAID-IN      RETAINED       UNEARNED     COMPREHENSIVE    SHAREHOLDERS'
                                      STOCK       STOCK      CAPITAL      EARNINGS     COMPENSATION       INCOME          EQUITY
                                    ------------------------------------------------------------------------------------------------

1997
BALANCE, JANUARY 1, 1997               $  -        $ 1.0     $ 551.4      $ 1,405.7       $  -            $ 173.6        $ 2,131.7
Comprehensive income:
    Net income                            -          -           -            189.5          -                -              189.5
    Unrealized net gains on
      securities available-for-sale
      arising during the period           -          -           -              -            -               39.8             39.8
                                                                                                                      --------------
    Total comprehensive income                                                                                               229.3
                                                                                                                      --------------
Issuance of Class A common stock          0.2        -         524.0            -            -                -              524.2
Dividends to shareholders                 -          -        (450.0)        (415.4)         -                -             (865.4)
Other, net                                -          -           3.8            -           (1.2)             -                2.6
                                    ------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1997             $ 0.2      $ 1.0     $ 629.2      $ 1,179.8       $ (1.2)         $ 213.4        $ 2,022.4
                                    ================================================================================================

1998
BALANCE, JANUARY 1, 1998                $ 0.2      $ 1.0     $ 629.2      $ 1,247.8       $ (1.1)         $ 247.1        $ 2,124.2
Comprehensive income:
    Net income                            -          -           -            247.6          -                -              247.6
    Unrealized net gains on
      securities available-for-sale
      arising during the period           -          -           -              -            -              126.1            126.1
                                                                                                                      --------------
    Total comprehensive income                                                                                               373.7
                                                                                                                      --------------
Cash dividends declared                   -          -           -            (28.3)         -                -              (28.3)
Other, net                                -          -           0.2            -            0.3              -                0.5
                                    ------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998             $ 0.2      $ 1.0     $ 629.4      $ 1,467.1       $ (0.8)         $ 373.2        $ 2,470.1
                                    ================================================================================================

See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                  Nine Months Ended September 30, 1998 and 1997
                            (in millions of dollars)

                                                                                                 1998              1997
                                                                                           ---------------   ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                                $   247.6         $   189.5
    Adjustments to reconcile net income to net cash provided by operating activities:
      Interest credited to policyholder account balances                                          795.6             756.9
      Capitalization of deferred policy acquisition costs                                        (437.5)           (358.2)
      Amortization of deferred policy acquisition costs                                           159.3             126.7
      Amortization and depreciation                                                                (4.3)              0.4
      Realized gains on investments, net                                                          (16.6)             (4.3)
      Increase in accrued investment income                                                       (16.9)            (11.1)
      (Increase) decrease in other assets                                                         (66.1)              5.9
      (Decrease) increase in policy liabilities                                                   (10.4)             66.2
      (Decrease) increase in other liabilities                                                   (181.4)            197.5
      Other, net                                                                                   (8.2)              1.9
                                                                                           ---------------   ---------------
        Net cash provided by operating activities                                                 461.1             971.4
                                                                                           ---------------   ---------------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of securities available-for-sale                                     1,097.7             640.8
    Proceeds from sale of securities available-for-sale                                           550.6             248.7
    Proceeds from maturity of securities held to maturity                                           6.0               -
    Proceeds from repayments of mortgage loans on real estate                                     546.7             296.1
    Proceeds from sale of real estate                                                              74.6              23.2
    Proceeds from repayments of policy loans and sale of other invested assets                     21.1              19.8
    Cost of securities available-for-sale acquired                                             (2,187.6)         (1,732.1)
    Cost of mortgage loans on real estate acquired                                               (556.4)           (552.2)
    Cost of real estate acquired                                                                   (0.5)            (24.3)
    Policy loans issued and other invested assets acquired                                        (51.9)            (48.2)
    Short-term investments, net                                                                   153.8            (514.1)
                                                                                           ---------------   ---------------
        Net cash used in investing activities                                                    (345.9)         (1,642.3)
                                                                                           ---------------   ---------------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of Class A common stock                                              -               524.2
    Net proceeds from issuance of NFS-obligated mandatorily redeemable
      capital securities of subsidiary trust                                                        -                98.3
    Net proceeds from issuance of long-term debt                                                    -               294.5
    Cash dividends paid                                                                           (25.7)             (7.7)
    Increase in investment product and universal life insurance product account balances        1,808.5           1,586.2
    Decrease in investment product and universal life insurance product account balances       (2,061.6)         (1,763.0)
                                                                                           ---------------   ---------------
        Net cash (used in) provided by financing activities                                      (278.8)            732.5
                                                                                           ---------------   ---------------

  Net (decrease) increase in cash                                                                (163.6)             61.6

  Cash, beginning of period                                                                       180.9              43.2
                                                                                           ---------------   ---------------
  Cash, end of period                                                                        $     17.3       $     104.8
                                                                                           ===============   ===============


See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements
                      Nine Months Ended September 30, 1998


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

         The calculations of basic and diluted earnings per share are as follows:

                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                 --------------------------- ---------------------------
           (in millions, except per share amounts)                   1998          1997          1998          1997
           ----------------------------------------------------- ------------- ------------- ------------- -------------

           Basic and diluted net income                             $  77.9       $  65.4       $ 247.6       $ 189.5
                                                                 ============= ============= ============= =============

           Weighted average number of shares of common
             stock outstanding                                        128.5         128.5         128.5         122.5
           Dilutive effect of stock options                             0.2           0.1           0.2           0.1
                                                                 ------------- ------------- ------------- -------------
           Diluted average number of shares of common
             stock outstanding                                        128.7         128.6         128.7         122.6
                                                                 ============= ============= ============= =============

           Net income per common share:
             Basic                                                   $  0.61      $  0.51      $   1.93      $   1.55
             Diluted                                                 $  0.61      $  0.51      $   1.92      $   1.55

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

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
           (in millions of dollars)                                    SEPTEMBER 30,                   SEPTEMBER 30,
           ----------------------------------------------------------------------------------- -------------------------------
                                                                    1998            1997            1998            1997
                                                               --------------- --------------- --------------- ---------------

           Unrealized gains on securities available-for-sale
                arising during the period:
                Gross                                              $ 266.6         $ 152.4         $ 273.7         $  89.9
                Adjustment to deferred policy acquisition costs      (73.7)          (46.6)          (72.8)          (28.0)
                Related federal tax expense                          (67.4)          (36.9)          (70.2)          (21.6)
                                                               --------------- --------------- --------------- ---------------
                     Net                                             125.5            68.9           130.7            40.3
                                                               --------------- --------------- --------------- ---------------

           Reclassification adjustment for net (gains) losses
              on securities available-for-sale realized during
              the period:
                Gross                                                 (3.5)            5.2            (7.0)           (0.7)
                Related federal tax expense (benefit)                  1.2            (1.9)            2.4             0.2
                                                               --------------- --------------- --------------- ---------------
                     Net                                              (2.3)            3.3            (4.6)           (0.5)
                                                               --------------- --------------- --------------- ---------------

           Total Other Comprehensive Income                        $ 123.2        $   72.2         $ 126.1         $  39.8
                                                               =============== =============== =============== ===============

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

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued


         The following table summarizes the financial results of the Company's business segments for the three months ended September 30, 1998 and 1997.

                                                 VARIABLE         FIXED            LIFE         CORPORATE
         (in millions of dollars)               ANNUITIES       ANNUITIES       INSURANCE       AND OTHER        TOTAL
         ------------------------------------ --------------- --------------- --------------- ------------------------------

         1998
         Operating revenue (1)                     $ 135.3         $ 289.5         $ 142.6          $ 67.5        $ 634.9
         Benefits and expenses                        80.2           245.7           118.2            67.2          511.3
                                              --------------- --------------- --------------- ---------------- -------------
           Operating income before federal
             income tax                               55.1            43.8            24.4             0.3          123.6
         Realized losses on investments                -               -               -              (5.0)          (5.0)
                                              --------------- --------------- --------------- ---------------- -------------
         Consolidated income before
           federal tax expense                     $  55.1         $  43.8         $  24.4          $ (4.7)       $ 118.6
                                              =============== =============== =============== ==============================

         1997
         Operating revenue (1)                     $ 108.6         $ 286.4         $ 118.6          $ 53.1        $ 566.7
         Benefits and expenses                        68.6           241.6            97.7            53.7          461.6
                                              --------------- --------------- --------------- ------------------------------
           Operating income before federal
             income tax                               40.0            44.8            20.9            (0.6)         105.1
         Realized losses on investments                -               -               -              (4.8)          (4.8)
                                              --------------- --------------- --------------- ---------------- -------------
         Consolidated income before
           federal tax expense                     $  40.0         $  44.8         $  20.9          $ (5.4)       $ 100.3
                                              =============== =============== =============== ==============================


         ----------
         (1)   Excludes realized losses on investments.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued


         The following table summarizes the financial results of the Company's business segments for the nine months ended September 30, 1998 and 1997.

                                                 VARIABLE         FIXED            LIFE         CORPORATE
         (in millions of dollars)               ANNUITIES       ANNUITIES       INSURANCE       AND OTHER        TOTAL
                                              --------------- --------------- --------------- -------------- ---------------

         1998
         Operating revenue (1)                $      391.1    $      865.0    $      406.6    $      190.3   $    1,853.0
         Benefits and expenses                       231.0           733.1           338.5           189.8        1,492.4
                                              --------------- --------------- --------------- -------------- ---------------
           Operating income before federal
             income tax                              160.1           131.9            68.1             0.5          360.6
         Realized gains on investments                 -               -               -              16.6           16.6
                                              --------------- --------------- --------------- -------------- ---------------
         Consolidated income before
           federal tax expense                $      160.1    $      131.9    $       68.1    $       17.1   $      377.2
                                              =============== =============== =============== ============== ===============

         Assets as of period end              $   40,020.7    $   14,675.0    $    4,857.7    $    6,072.3   $   65,625.7
                                              =============== =============== =============== ============== ===============

         1997
         Operating revenue (1)                $      289.4    $      853.4    $      349.2    $      157.8   $    1,649.8
         Benefits and expenses                       185.2           726.9           297.6           153.1        1,362.8
                                              --------------- --------------- --------------- -------------- ---------------
           Operating income before federal
             income tax                              104.2           126.5            51.6             4.7          287.0
         Realized gains on investments                 -               -               -               4.3            4.3
                                              --------------- --------------- --------------- -------------- ---------------
         Consolidated income before
           federal tax expense                $      104.2    $      126.5    $       51.6    $        9.0   $      291.3
                                              =============== =============== =============== ============== ===============

         Assets as of period end              $   34,553.8    $   14,233.7       $ 3,728.9    $    5,795.3   $   58,311.7
                                              =============== =============== =============== ============== ===============


         ----------
         (1)  Excludes realized gains on investments.

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

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued


         The following table compares actual results for the first nine months of 1998 with unaudited pro forma results for the first nine months of 1997. The 1997 information includes pro forma adjustments to net investment income and interest expense giving effect to (i) the IPO and companion offerings of senior notes and capital securities of subsidiary trust and (ii) the $850.0 million dividend paid by the Company in February 1997, as if each had been consummated on January 1, 1997. Pro forma results for the three month period ended September 30, 1997 are not presented as they would not differ from actual results. This pro forma information is not necessarily indicative of what the Company's results would have been had the above transactions actually occurred on the date indicated, or of future results of the Company.

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       ---------------------------------
                                                                                            1998              1997
              (in millions of dollars, except per share amounts)                          (ACTUAL)        (PRO FORMA)
              ----------------------------------------------------------------------------------------   ---------------

              Revenues                                                                  $  1,869.6        $  1,655.9
              Benefits and expenses                                                        1,492.4           1,369.0
                                                                                       ---------------   ---------------
              Income before federal tax expense                                              377.2             286.9
              Federal tax expense                                                            129.6             100.3
                                                                                       ---------------   ---------------
              Net income                                                                $    247.6        $    186.6
                                                                                       ===============   ===============

              Net income per common share:
                Basic                                                                   $     1.93        $     1.45
                Diluted                                                                 $     1.92        $     1.45

              Weighted average number of shares of common stock
                outstanding (in millions)                                                    128.5             128.5


(7)      Acquisitions
         ------------

         In May 1998, NFS acquired all of the outstanding shares of Morley Financial Services, Inc., an investment management company, for $32.1 million in a transaction accounted for as a purchase.

         On July 14, 1998, NFS formed a strategic alliance with National Deferred Compensation, Inc. (NDC), an administrator of deferred compensation programs for public employees. The alliance included an option for NFS to acquire NDC. NFS exercised its option to purchase NDC on July 31, 1998 with a total purchase price of approximately $24.0 million. The transaction was accounted for as a purchase.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

(8)      Subsequent Events
         -----------------

         On October 19, 1998, Nationwide Financial Services Capital Trust II (the Trust), a wholly-owned subsidiary trust of NFS, sold, in a public offering, $200 million of 7.10% Trust Preferred Securities (Preferred Securities), representing preferred undivided beneficial interests in the assets of the Trust generating net proceeds of $193.7 million. Concurrent with the sale of the Preferred Securities, NFS sold to the Trust $206.2 million of Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures) due October 31, 2028. The Junior Subordinated Debentures are the sole assets of the Trust and are redeemable, in whole or in part, on or after October 19, 2003 at a redemption price equal to the principal amount to be redeemed plus any accrued and unpaid interest. The Preferred Securities have a liquidation amount of $25 per security and must be redeemed by the Trust when the Junior Subordinated Debentures mature or are redeemed by NFS.

         The Preferred Securities, through obligations of NFS under the Junior Subordinated Debentures, the Preferred Securities Guarantee Agreement and the related Amended and Restated Declaration of Trust, are fully and unconditionally guaranteed by NFS. Distributions on the Preferred Securities are cumulative and payable quarterly beginning January 31, 1999. Distributions on the Preferred Securities will be classified as interest expense in the consolidated statements of income.

(9)      Contingencies
         -------------

         On October 29, 1998 the Company and certain of its subsidiaries were named in a lawsuit filed in the Common Pleas Court of Franklin County, Ohio related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). The plaintiff in such lawsuit seeks to represent a national class of the Company's customers and seeks unspecified compensatory and punitive damages. The Company is currently evaluating this lawsuit, which is in an early stage and has not been certified as a class. The Company intends to defend this lawsuit vigorously.

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

              Management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include, among others, the following possibilities: (i) Nationwide Corporation's control of the Company through its beneficial ownership of approximately 97.8% of the combined voting power of all the outstanding common stock and approximately 81.5% of the economic interest in the Company; (ii) the Company's primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the Company's subsidiaries to pay such dividends; (iii) the potential impact on the Company's reported net income that could result from the adoption of certain accounting standards issued by the FASB; (iv) tax law changes impacting the tax treatment of life insurance and investment products; (v) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (vi) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (vii) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (viii) inability to carry out marketing and sales plans, including, among others, changes to certain products and acceptance of the revised products in the market; (ix) changes in interest rates and the capital markets causing a reduction of investment income or asset fees, reduction in the value of the Company's investment portfolio or a reduction in the demand for the Company's products; (x) general economic and business conditions which are less favorable than expected; (xi) unanticipated changes in industry trends and ratings assigned by nationally recognized statistical rating organizations or A.M. Best Company, Inc.; and (xii) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts.

              RESULTS OF OPERATIONS

              In addition to net income, the Company reports net operating income, which excludes realized investment gains and losses. Net operating income is commonly used in the insurance industry as a measure of on-going earnings performance.

              The following table reconciles the Company's reported net income to net operating income for the three and nine month periods ended September 30, 1998 and 1997. In addition, net operating income reflecting pro forma adjustments for the IPO, companion offerings of senior notes and capital securities, and the $850.0 million dividend as discussed previously is also presented for 1997. This pro forma information is not necessarily indicative of what the Company's results would have been had the above transactions actually occurred at the beginning of 1997, or of future results of the Company. All earnings per share amounts are presented on a diluted basis.

                                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                              SEPTEMBER 30,           SEPTEMBER 30,
                                                                         ------------------------------------------------
                  (in millions of dollars, except per share amounts)        1998        1997        1998         1997
                  ------------------------------------------------------ ----------- ------------------------ -----------
                  Net income                                                 $ 77.9      $ 65.4     $ 247.6      $ 189.5
                  Realized (gains) losses on investments, net of tax            3.3         2.9       (10.8)        (3.3)
                                                                         ----------- ------------------------ -----------
                    Net operating income                                       81.2        68.3       236.8        186.2
                  Pro forma adjustments, net of tax                             -           -           -           (2.9)
                                                                         ----------- ------------------------ -----------
                    Pro forma net operating income                           $ 81.2      $ 68.3     $ 236.8      $ 183.3
                                                                         =========== ======================== ===========

                  Net operating income per share (pro forma for 1997)        $ 0.63      $ 0.53     $  1.84      $  1.43
                                                                         =========== ======================== ===========

              Revenues

              Total revenues for third quarter 1998, excluding realized gains and losses on investments, increased to $634.9 million compared to $566.7 million for the same period in 1997. For the first nine months of 1998 and 1997, total revenues excluding realized gains and losses on investments were $1.85 billion and $1.65 billion, respectively. Increases in policy charges and net investment income were the key drivers to revenue growth.

              Policy charges include asset fees, which are primarily earned on variable annuity policy reserves; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of certain annuity and life insurance contracts; and cost of insurance charges earned on universal life insurance products. Policy charges for the comparable periods of 1998 and 1997 were as follows:

                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                --------------------------- ---------------------------
                  (in millions of dollars)                          1998          1997          1998          1997
                  --------------------------------------------- ------------- ------------- ------------- -------------

                  Asset fees                                       $ 126.2       $ 105.0       $ 365.4       $ 276.0
                  Administrative fees                                 20.0          12.7          54.0          43.0
                  Surrender fees                                      11.0           8.3          30.8          24.3
                  Cost of insurance charges                           23.4          17.3          64.4          50.1
                                                                ------------- ------------- ------------- -------------
                    Total policy charges                           $ 180.6       $ 143.3       $ 514.6       $ 393.4
                                                                ============= ============= ============= =============

              The growth in asset fees reflects a 30% increase in total separate account assets which reached $42.68 billion as of September 30, 1998 compared to $32.87 billion a year ago. Despite declines in the equity markets during third quarter 1998, separate account assets have grown significantly from a year ago due to steady growth in premiums.

              Net investment income includes the investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income grew from $356.8 million and $1.05 billion in the third quarter and first nine months of 1997, respectively, to $375.7 million and $1.11 billion in the comparable periods of 1998 primarily due to increased invested assets to support growth in fixed annuity and life insurance policy reserves. Fixed annuity policy reserves, which include the fixed option of variable annuity contracts, increased to $14.38 billion as of September 30, 1998 compared to $14.19 billion as of December 31, 1997 and $13.97 billion a year ago. Growth in corporate investment life general account reserves from $74.9 million at the end of third quarter 1997 to $781.3 million as of September 30, 1998 accounted for most of the increased contribution to net investment income from the Life Insurance segment.

              The Company does not consider realized gains and losses on investments to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Net realized losses on investments were $5.0 million and $4.8 million for third quarter 1998 and 1997, respectively. For the first nine months of 1998, the Company reported realized gains on investments of $16.6 million compared to $4.3 million of realized gains for the first nine months of 1997.

              During third quarter 1998 NFS entered into a forward agreement for $300 million of U.S. Treasury securities in an attempt to protect the Company against the possibility that the coupon rate on an anticipated $300 million debt issue would rise due to increases in U.S. Treasury rates. By the end of third quarter, NFS elected to issue only $200 million of long-term debt as described in Note 8 to the unaudited consolidated financial statements. Upon issuance of the Preferred Securities, NFS terminated the forward agreement at a loss of $31.8 million reflecting the substantial decline in U.S. Treasury rates during third quarter 1998. One third, or $10.6 million, of the loss was recognized in third quarter 1998 and is included in realized losses on investments. The recognized loss represents the pro rata share of the loss on the forward agreement that is attributable to the original amount of the hedge in excess of the amount of debt ultimately issued by NFS. It is not probable that NFS will issue an additional $100 million in debt in the near future. The remaining $21.2 million loss has been deferred and will be amortized to interest expense over the 30 year life of the Preferred Securities.

              Benefits and Expenses

              Interest credited to policyholder account balances principally relates to fixed annuity products. For the third quarter and first nine months of 1998 interest credited totaled $269.0 million and $795.6 million, respectively, compared to $256.0 million and $756.9 million in the same periods of 1997. The growth in interest credited reflects the increase in fixed annuity and life insurance policy reserves previously discussed, partially offset by reduced average crediting rates. The average crediting rate on fixed annuity policy reserves was 5.96% during both the third quarter and first nine months of 1998 compared to 6.10% and 6.12% in the comparable periods of 1997.

              The significant growth in the Variable Annuities segment business is the primary reason for the increase in amortization of deferred policy acquisition costs (DAC) which totaled $57.5 million and $43.7 million in third quarter 1998 and 1997, respectively. On a year to date basis, amortization of DAC totaled $159.3 million in 1998 compared to $126.7 million in 1997.

              Other operating expenses increased 17% to $120.7 million in third quarter 1998 compared to $103.0 million in third quarter 1997. For the first nine months of 1998, operating expenses were $348.2 million, up 18% from $295.6 million for the first nine months of 1997. The increases reflect growth in the number of annuity and life insurance contracts in force and the related increase in administrative processing costs. Operating expenses also include costs of certain technology initiatives including projects related to the Year 2000.

              Federal tax expense was $40.7 million and $34.9 million, representing effective tax rates of 34.3% and 34.8% for third quarter 1998 and 1997, respectively. For the first nine months of 1998 and 1997 federal tax expense was $129.6 million and $101.8 million, representing effective tax rates of 34.4% and 34.9%, respectively.

              Year 2000

              The Company has developed and implemented a plan to address issues related to the Year 2000. The problem relates to many existing computer systems using only two digits to identify a year in a date field. These systems were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer systems could fail or create erroneous results when processing information dated after December 31, 1999. Like many organizations, the Company is required to renovate or replace many computer systems so that the systems will function properly after December 31, 1999. The Company has completed an inventory and assessment of all computer systems and has developed a plan to renovate or replace all applications that were identified as not Year 2000 compliant. The Company has renovated all applications that required renovation. Testing of the renovated programs is in process, including running each application in a Year 2000 environment. The Company expects to complete the testing of all renovated applications by the end of 1998. For applications being replaced, the Company expects to have all replacement systems in place and functioning by the end of 1998, with the exception of the policy administration system for traditional life products which will be in place and functioning by the end of March 1999. Contingency plans are substantially completed which identify actions to be taken should the Company's renovation strategies fall behind schedule.

              The Company has completed an inventory and assessment of all vendor products and is testing and certifying that each vendor product is Year 2000 compliant. At the end of September 1998, 76% of vendor products had been tested and certified as Year 2000 compliant. The Company anticipates having all vendor products tested and certified by the end of 1998. Any vendor products that can not be certified as Year 2000 compliant will be replaced or eliminated.

              In addition to resolving internal Year 2000 readiness issues, the Company is surveying significant external organizations (business partners) to assess if they will be Year 2000 compliant and be in a position to do business in the Year 2000 and beyond. Specifically, the Company has contacted mutual fund organizations that provide funds for our variable annuity and life products. The same action will be taken with wholesale producers before the end of 1998.

              The Company has also addressed issues associated with the exchange of electronic data with business partners. The Company has completed an inventory and assessment of all business partners including electronic interfaces. Processes have been put in place and programs initiated to process data irrespective of the format by converting non-compliant data into a Year 2000 compliant format.

              The Company's assessment of Year 2000 issues has also included non-information technology systems with embedded computer chips. The Company's building systems such as fire, security, and elevators and escalators supporting facilities in Columbus, Ohio have been tested and are Year 2000 compliant.

              The proceeding Year 2000 discussion excludes the three companies acquired in 1998 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). The Company is currently reviewing the acquired companies' systems, applications, and business partners, and developing work plans for the acquired companies to become Year 2000 compliant during 1999.

              Operating expenses in the first nine months of 1998 and 1997 include approximately $32.7 million and $33.5 million, respectively, for technology projects, including costs related to Year 2000. In the fourth quarter of 1998, the Company anticipates spending approximately $8 million on technology projects, including Year 2000. At this time, no significant Year 2000 costs are anticipated in 1999. Management does not anticipate that the completion of Year 2000 renovation and replacement activities will result in a reduction in operating expenses. Rather, personnel and resources currently allocated to Year 2000 issues will be assigned to other technology-related projects.

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

              Statutory premiums and deposits by distribution channel are summarized as follows:

                                                                THREE MONTHS ENDED,          NINE MONTHS ENDED,
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                             --------------------------- ---------------------------
               (in millions of dollars)                          1998          1997          1998          1997
               --------------------------------------------- ------------- ------------- ------------- -------------
               WHOLESALE CHANNELS
                 Independent broker/dealers                  $    925.4    $    954.8     $ 2,851.3     $ 2,781.9
                 National and regional wirehouses (1)              78.6           -           253.1           -
                 Financial institutions                           457.2         452.6       1,549.2       1,172.0
                 Pension plan administrators                      730.2         594.8       2,160.9       1,733.6
                 Life specialists                                 135.3           5.0         589.8          50.0
                                                             ------------- ------------- ------------- -------------
                    Total wholesale channels                    2,326.7       2,007.2       7,404.3       5,737.5
                                                             ------------- ------------- ------------- -------------
               RETAIL CHANNELS
                 Exclusive retail sales representatives           588.4         430.6       1,717.4       1,409.4
                 Nationwide agents                                224.5         150.8         711.1         445.4
                                                             ------------- ------------- ------------- -------------
                    Total retail channels                         812.9         581.4       2,428.5       1,854.8
                                                             ------------- ------------- ------------- -------------
               Total external premiums and deposits             3,139.6       2,588.6       9,832.8       7,592.3
                                                             ============= ============= ============= =============
               Nationwide Insurance Enterprise employee
                 and agent benefit plans                           88.5          42.9         204.0         113.5
                                                             ------------- ------------- ------------- -------------
               Total statutory premiums and deposits          $ 3,228.1     $ 2,631.5    $ 10,036.8     $ 7,705.8
                                                             ============= ============= ============= =============


              ----------
              (1) Prior to 1998, national and regional wirehouse sales were included in independent broker/dealer sales.

              Excluding Nationwide Insurance Enterprise benefit plan sales, the Company achieved sales growth of 21% in the third quarter of 1998 compared to the third quarter of 1997. On a year to date basis, sales have increased 30% in 1998 compared to 1997. The Company believes it is well positioned to achieve its goal of 20% annual growth in external sales in 1998.

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

                                                                THREE MONTHS ENDED,          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                            ---------------------------- ---------------------------
                  (in millions of dollars)                      1998          1997          1998          1997
                  ----------------------------------------- ------------- -------------- ------------- -------------

                  The BEST of AMERICA(R) products:
                    Individual variable annuities             $ 1,141.5     $ 1,131.0     $ 3,640.1     $ 3,152.1
                    Group variable annuities                      709.1         568.5       2,083.3       1,649.4
                    Variable universal life insurance              89.7          56.2         232.1         154.1
                  Private label annuities                         260.4         274.0         835.3         769.5
                  IRC Section 457 annuities                       551.8         395.2       1,599.9       1,312.1
                  The NEA Valuebuilder annuities                   36.7          35.4         117.6          97.3
                  Corporate-owned life insurance                  135.3           5.0         589.8          50.0
                  Traditional/Universal life insurance             55.4          57.0         176.8         180.3
                  Other                                           159.7          66.3         557.9         227.5
                                                            ------------- -------------- ------------- -------------
                                                              $ 3,139.6     $ 2,588.6     $ 9,832.8     $ 7,592.3
                                                            ============= ============== ============= =============

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

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                       --------------------------- ----------------------------
                  (in millions of dollars)                 1998          1997          1998          1997
                  ------------------------------------ ------------- ------------- -------------- --------------

                  Variable Annuities                     $   55.1      $   40.0       $ 160.1       $ 104.2
                  Fixed Annuities                            43.8          44.8         131.9         126.5
                  Life Insurance                             24.4          20.9          68.1          51.6
                  Corporate and Other                         0.3          (0.6)          0.5           4.7
                                                       ------------- ------------- -------------- --------------
                                                          $ 123.6       $ 105.1       $ 360.6       $ 287.0
                                                       ============= ============= ============== ==============

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

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                    --------------------------- ----------------------------
              (in millions of dollars)                                  1998          1997          1998          1997
              ----------------------------------------------------- ------------- ------------- ------------- --------------

              INCOME STATEMENT DATA (1)
              Revenues:
                Asset fees                                          $    122.4    $    101.1    $    354.1    $    264.9
                Administrative fees                                        5.7           4.3          17.7          15.8
                Surrender fees                                             8.0           5.5          21.7          16.4
                                                                    ------------- ------------- ------------- --------------
                  Total policy charges                                   136.1         110.9         393.5         297.1
                Net investment income and other (2)                       (0.8)         (2.3)         (2.4)         (7.7)
                                                                    ------------- ------------- ------------- --------------
                                                                         135.3         108.6         391.1         289.4
              Benefits and expenses:
                Benefits and claims                                        0.9           1.6           2.9           4.3
                Amortization of DAC                                       33.2          25.1          90.1          64.6
                Other operating expenses                                  46.1          41.9         138.0         116.3
                                                                    ------------- ------------- ------------- --------------
                                                                          80.2          68.6         231.0         185.2
                                                                    ------------- ------------- ------------- --------------
              Operating income before federal tax expense           $     55.1    $     40.0    $    160.1    $    104.2
                                                                    ============= ============= ============= ==============

              OTHER DATA (1)
              Statutory premiums and deposits (3)                   $  2,477.5    $  1,900.3    $  7,493.0    $  5,667.6
              Withdrawals                                           $  1,022.9    $    714.9    $  3,158.4    $  2,022.2
              Policy reserves as of period end                       $38,814.1     $33,590.2     $38,814.1     $33,590.2
              Ratio of policy charges to average policy reserves          1.35%         1.40%         1.34%         1.40%
              Pre-tax operating income to average policy reserves         0.55%         0.50%         0.55%         0.49%


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

              Variable annuity segment results reflect increased asset fee revenue partially offset by increases in DAC amortization and other operating expenses. Asset fees increased to $122.4 million in the third quarter of 1998, up 21% from $101.1 million in the same period a year ago. For the first nine months of 1998, asset fees totaled $354.1 million up 34% from the first nine months of 1997. The increase in asset fees reflects higher variable annuity policy reserve levels. Despite poor third quarter 1998 equity market performance, variable annuity policy reserves are still up 16% from a year ago due to strong variable annuity sales during 1998.

              The Company continues to sustain high sales growth through deeper penetration of existing distribution channels and expansion into new sales outlets. Third quarter 1998 premiums grew across all distribution channels reaching $2.48 billion, 30% above year-ago third quarter sales of $1.90 billion. During the first nine months of 1998, variable annuity sales reached $7.49 billion up 32% from the first nine months of 1997. Included in 1998 sales are $700 million for third quarter and $1.8 billion year-to-date for America's FUTURE Annuity(R), the Company's lower-fee individual annuity introduced in November 1997.

              Other operating expenses increased 10% and 19% during the third quarter and first nine months of 1998, respectively, compared to the same periods of 1997 reflecting growth in the variable annuity business. The Company has been able to improve its operating margins by five basis points in third quarter and six basis points year-to-date compared to 1997 by growing revenues faster than the increase in expenses. The growth in amortization of DAC reflects the overall growth in the variable annuity business.

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

              The following table summarizes certain selected financial data for the Fixed Annuities segment for the periods indicated.

                                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                                          -------------------------      -------------------------
              (in millions of dollars)                                       1998           1997            1998           1997
              ----------------------------------------------------------- ----------     ----------      ----------     ----------

              INCOME STATEMENT DATA (1)
              Revenues:
                Policy charges                                            $      3.4     $      2.4      $      9.6     $     11.1
                Life insurance premiums                                          5.2            7.1            20.7           23.1
                Net investment income                                          280.9          276.9           834.7          819.2
                                                                          ----------     ----------      ----------     ----------
                                                                               289.5          286.4           865.0          853.4
                                                                          ----------     ----------      ----------     ----------
              Benefits and expenses:
                Interest credited to policyholder account balances             207.0          206.1           619.2          612.9
                Other benefits and claims                                        4.6            5.5            18.2           19.2
                Amortization of DAC                                             12.9            8.6            34.6           29.8
                Other operating expenses                                        21.2           21.4            61.1           65.0
                                                                          ----------     ----------      ----------     ----------
                                                                               245.7          241.6           733.1          726.9
                                                                          ----------     ----------      ----------     ----------
              Operating income before federal tax expense                 $     43.8     $     44.8      $    131.9     $    126.5
                                                                          ==========     ==========      ==========     ==========

              OTHER DATA (1)
              Statutory premiums and deposits (2)                         $    381.7     $    570.1      $  1,341.0     $  1,540.3
              Withdrawals and benefits                                    $    415.1     $    365.3      $  1,425.6     $  1,299.0
              Policy reserves as of period end                            $ 14,380.0     $ 13,970.4      $ 14,380.0     $ 13,970.4
              Net interest spread on general account
                policy reserves                                                 2.13%          2.10%           2.07%          2.06%
              Pre-tax operating income to average policy reserves               1.22%          1.29%           1.23%          1.23%


              ----------
              (1) Includes the fixed option under the variable annuity
                  contracts.
              (2) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Fixed annuity segment results reflect an increase in interest spread income attributable to growth in fixed annuity policy reserves. Interest spread is the difference between net investment income and interest credited to policyholder account balances. Interest spreads vary and are influenced by various factors including crediting rates offered by competitors, performance of the investment portfolio, changes in market interest rates and other factors. The following table depicts the interest spreads on general account policy reserves in the Fixed Annuities segment for the third quarter and first nine months of 1998 and 1997.

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                               --------------------------- ---------------------------
                                                                   1998          1997          1998          1997
                                                               ------------- ------------- ------------- -------------

                 Net investment income                               8.09%         8.20%         8.03%         8.18%
                 Interest credited                                   5.96          6.10          5.96          6.12
                                                               ------------- ------------- ------------- -------------
                                                                     2.13%         2.10%         2.07%         2.06%
                                                               ============= ============= ============= =============

              Mortgage loan prepayment fees in 1998 accounted for approximately 16 basis points and 10 basis points of the interest spread in the third quarter and first nine months of 1998, respectively. The Company anticipates interest spreads in the fourth quarter to be comparable to third quarter 1998, excluding the impact of mortgage loan prepayment income. Interest spreads are expected to narrow in 1999.

              Fixed annuity policy reserves increased to $14.38 billion as of September 30, 1998 compared to $14.19 billion as of the end of 1997 and $13.97 billion a year ago.

              Third quarter fixed annuity sales decreased to $381.7 million in 1998 compared to $570.1 million in 1997. Third quarter 1997 sales reflect a sales promotion that offered customers a first-year 7% crediting rate on several of the Company's variable contracts, which contributed approximately $200 million to third quarter 1997 sales. Sales for the first nine months of 1998 of $1.34 billion were also down compared to $1.54 billion in 1997. Most of the Company's fixed annuity sales are premiums allocated to the fixed option of variable annuity contracts. Third quarter 1998 fixed annuity sales include $287.8 million in premiums allocated to the fixed option under a variable annuity contract, compared to $453.5 million in third quarter 1997.

              On October 1, 1998 the Company introduced an 8% first year crediting rate on individual variable annuities. The cost of this promotion will be offset by a reduction of renewal rates on existing contracts. The Company believes these actions will generate additional sales in the bank and brokerage channels and be neutral to profitability.

              Amortization of DAC increased $4.3 million to $12.9 million in third quarter 1998 compared to $8.6 million in third quarter 1997 reflecting higher net interest spread.

              Life Insurance

              The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned life insurance products, that provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis.

              The following table summarizes certain selected financial data for the Life Insurance segment for the periods indicated.

                                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                                          --------------------------        ------------------------
              (in millions of dollars)                                       1998             1997             1998          1997
              ----------------------------------------------------------- ---------        ---------        ---------     ---------

              INCOME STATEMENT DATA
              Revenues:
                Cost of insurance charges                                 $    23.4        $    17.3        $    64.4     $    50.1
                Other policy charges                                           14.5              9.6             38.2          27.0
                                                                          ---------        ---------        ---------     ---------
                  Total policy charges                                         37.9             26.9            102.6          77.1
                Life insurance premiums                                        43.2             43.1            132.9         132.8
                Net investment income                                          61.2             48.4            170.3         138.9
                Other                                                           0.3              0.2              0.8           0.4
                                                                          ---------        ---------        ---------     ---------
                                                                              142.6            118.6            406.6         349.2
                                                                          ---------        ---------        ---------     ---------
              Benefits and expenses:
                Interest credited to policyholder account balances             30.7             19.5             83.0          56.5
                Other benefits and claims                                      42.0             34.7            113.3         110.8
                Policyholder dividends                                          8.6              9.1             30.9          31.3
                Amortization of DAC                                            11.4             10.0             34.6          32.3
                Other operating expenses                                       25.5             24.4             76.7          66.7
                                                                          ---------        ---------        ---------     ---------
                                                                              118.2             97.7            338.5         297.6
                                                                          ---------        ---------        ---------     ---------
              Operating income before federal tax expense                 $    24.4        $    20.9        $    68.1     $    51.6
                                                                          =========        =========        =========     =========

              OTHER DATA
              Statutory premiums (1):
                Traditional and universal life insurance                  $    55.4        $    57.0        $   176.9     $   180.3
                Individual investment life insurance                      $    89.7        $    56.2        $   232.1     $   154.1
                Corporate investment life insurance                       $   135.3        $     5.0        $   589.9     $    50.0
              Policy reserves as of period end:
                Traditional and universal life insurance                                                    $ 2,423.2     $ 2,348.9
                Individual investment life insurance                                                        $ 1,058.8     $   852.0
                Corporate investment life insurance                                                         $   829.9     $    74.9
              Life insurance in force:
                Traditional and universal life insurance                                                    $27,238.4     $27,628.5
                Individual investment life insurance                                                        $14,770.3     $10,486.8
                Corporate investment life insurance                                                         $ 1,899.6     $   246.2


              ----------
              (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Third quarter 1998 Life Insurance segment results compared to third quarter 1997 reflect continued growth in variable life policy fees, partially offset by unfavorable mortality.

              Year-to-date, Life Insurance segment results reflect increased revenues driven by growth in investment life insurance in force and policy reserves coupled with favorable mortality experience. These trends were partially offset by higher expense levels.

              Investment life insurance (which includes individual variable universal life insurance and corporate-owned life insurance products) policy charges were $25.9 million in the third quarter of 1998, a 75% increase compared to $14.8 million for the third quarter of 1997. The growth in investment life insurance policy charges is attributable to growth in individual investment life insurance policy reserves which reached $1.89 billion as of the end of the third quarter 1998 up $961.8 million from a year ago. Policy reserve growth continues to be driven by strong sales from both independent broker/dealers and Nationwide Insurance Enterprise insurance agents. Investment life insurance sales to individuals during the third quarter of 1998 reached $89.7 million compared to $56.2 million in the third quarter of 1997. The Company anticipates continued sales growth in 1998 for investment life insurance products.

              During the first nine months of 1998, the Company continued its entry into the corporate-owned life insurance market recording $589.8 million in corporate-owned life insurance premiums compared to $50.0 million in the nine months of 1997. As of September 30, 1998 the Company had $829.9 million in corporate-owned life insurance policy reserves.

              The increase in operating expenses is due to the increase in policies in force and continued spending on a new policy administration system for traditional life insurance policies.

              Corporate and Other

              The following table summarizes certain selected financial data for the Corporate and Other segment for the periods indicated.

                                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                                       ------------------------        -------------------------
              (in millions of dollars)                                   1998            1997              1998            1997
              -------------------------------------------------------- --------        --------         --------        --------

              INCOME STATEMENT DATA
              Revenues (1):
                Net investment income                                  $   41.1        $   38.2         $  126.9        $  112.6
                Other                                                      26.4            14.9             63.4            45.2
                                                                       --------        --------         --------        --------
                                                                           67.5            53.1            190.3           157.8
                                                                       --------        --------         --------        --------
              Benefits and expenses:
                Interest credited to policy reserves                       31.3            30.4             93.4            87.5
                Interest expense on debt and capital securities             8.0             8.0             24.0            18.0
                Other operating expenses                                   27.9            15.3             72.4            47.6
                                                                       --------        --------         --------        --------
                                                                           67.2            53.7            189.8           153.1
                                                                       --------        --------         --------        --------
              Operating income before federal tax expense (1)          $    0.3        $   (0.6)        $    0.5        $    4.7
                                                                       ========        ========         ========        ========

              OTHER DATA
              Statutory premiums and deposits (2)                      $   88.5        $   42.9         $  204.0        $  113.5
              Withdrawals                                              $   50.1        $   20.6         $  156.4        $  126.7
              Policy reserves as of period end                         $3,991.0        $3,719.8         $3,991.0        $3,719.8
              Nationwide retail mutual fund assets (3)                 $2,833.3        $2,562.6         $2,833.3        $2,562.6


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

              Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the three product segments, investment management fees and other revenues earned from the Company's investment advisor subsidiaries (other than the portion allocated to the Variable Annuities and Life Insurance segments), commissions and other income earned by the marketing and distribution subsidiaries of the Company and net investment income and policy charges from group annuity contracts issued to Nationwide Insurance Enterprise employee and agent benefit plans.

              Growth in interest spread income and other income was driven by increased policy reserves related to Nationwide Insurance Enterprise employee and agent benefit plans and strong first nine months 1998 sales from the Company's investment advisor subsidiary, respectively.

              The 1997 Corporate and Other segment results do not reflect a full first quarter of interest expense on the senior notes and capital securities of subsidiary trust which were issued in March 1997. Stated on a pro forma basis to reflect interest expense for a full first quarter and to adjust for the impact on net investment income related to the special dividends paid in anticipation of the IPO, first nine months 1997 Corporate and Other segment operating income before federal tax expense was $0.3 million.

              In addition to the operating revenues previously presented, the Company also reports realized gains and losses on investments in the Corporate and Other segment. The Company realized net investment losses of $5.0 million and $4.8 million during the third quarter of 1998 and 1997, respectively.

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


                                                                                              AS OF
                                                                        ---------------------------------------------------
                                                                           SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,
                (in millions of dollars)                                       1998             1997             1997
                ------------------------------------------------------- ----------------- ---------------- ----------------

                Long-term debt                                             $    298.4        $    298.4       $    298.4
                Capital securities of subsidiary trust                          100.0             100.0            100.0
                                                                        ----------------- ---------------- ----------------
                  Total long-term debt and capital securities                   398.4             398.4            398.4
                                                                        ----------------- ---------------- ----------------

                Shareholders' equity, excluding accumulated other
                  comprehensive income                                        2,096.9           1,877.1          1,809.0
                Accumulated other comprehensive income                          373.2             247.1            213.4
                                                                        ----------------- ---------------- ----------------
                  Total shareholders' equity                                  2,470.1           2,124.2          2,022.4
                                                                        ----------------- ---------------- ----------------
                  Total capital                                             $ 2,868.5         $ 2,522.6        $ 2,420.8
                                                                        ================= ================ ================
                  Total capital excluding accumulated other
                     comprehensive income                                   $ 2,495.3         $ 2,275.5        $ 2,207.4
                                                                        ================= ================ ================

                Long-term debt and capital securities to total capital           13.9%             15.8%            16.5%
                Long-term debt and capital securities to total capital
                  excluding accumulated other comprehensive income               16.0%             17.5%            18.0%

              The Company's long-term debt bears interest at 8% per annum and matures March 1, 2027. The capital securities of subsidiary trust are due March 1, 2037 and pay a distribution rate of 7.899%. There are no sinking fund requirements related to the debt or capital securities.

              On October 14, 1998, Nationwide Financial Services Capital Trust II (the Trust), a wholly-owned subsidiary trust of NFS, sold, in a public offering, $200 million of 7.10% Trust Preferred Securities (Preferred Securities), representing preferred undivided beneficial interests in the assets of the Trust generating net proceeds of $193.7 million. Concurrent with the sale of the Trust's Preferred Securities, NFS sold to the Trust $206.2 million of Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures) due October 31, 2028. The Junior Subordinated Debentures are the sole assets of the Trust and are redeemable, in whole or in part, on or after October 19, 2003 at a redemption price equal to the principal amount to be redeemed plus any accrued and unpaid interest. The Preferred Securities have a liquidation amount of $25 per security and must be redeemed by the Trust when the Junior Subordinated Debentures mature or are redeemed by NFS.

              The Preferred Securities, through obligations of NFS under the Junior Subordinated Debentures, the Preferred Securities Guarantee Agreement and the related Amended and Restated Declaration of Trust, are fully and unconditionally guaranteed by NFS. Distributions on the Preferred Securities are cumulative and payable quarterly beginning January 31, 1999. Distributions on the Preferred Securities will be classified as interest expense in the consolidated statements of income.

              NFS is a holding company whose principal asset is the common stock of NLIC. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments, and dividends from NLIC and other subsidiaries.

              State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The ability of NLIC to pay dividends is subject to restrictions set forth in the insurance laws and regulations of Ohio, its domiciliary state. The Ohio insurance laws require life insurance companies to seek prior regulatory approval to pay a dividend if the fair market value of the dividend, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders' surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the prior year. NLIC's statutory-basis policyholders' surplus as of December 31, 1997 was $1.13 billion and statutory-basis net income for 1997 was $111.7 million. Total dividends paid in the 12 months preceding September 30, 1998 were $100.0 million. The Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders. NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses, and principal in the future.

              The Company's principal sources of funds are premiums and other considerations paid, contract charges earned, net investment income received and proceeds from investments called, redeemed or sold. The principal uses of these funds are the payment of benefits on annuity contracts and life insurance policies, operating expenses and the purchase of investments. Net cash provided by operating activities (reflecting principally (i) premiums and contract charges collected, less (ii) benefits paid on life insurance products, plus (iii) income collected on invested assets, less (iv) commissions and other general expenses paid) was $461.1 million and $971.4 million for the first nine months of 1998 and 1997, respectively. Net cash used in investing activities (principally reflecting investments purchased less investments called, redeemed or sold) was $345.9 million and $1.64 billion in the first nine months of 1998 and 1997, respectively. Net cash (used in) provided by financing activities (principally reflecting net proceeds from the IPO and the companion offerings of senior notes and capital securities of subsidiary trust in 1997 only and deposits to investment product and universal life insurance product account balances less withdrawals from such account balances) was ($278.8) million and $732.5 million for the first nine months of 1998 and 1997, respectively.

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

              In May 1998 NFS purchased Morley Financial Services, Inc., an investment management company, for $32.1 million. Morley Financial Services, Inc. specializes in stable-value products for qualified retirement plans.

              On July 31, 1998 NFS acquired National Deferred Compensation, Inc.
              (NDC) for approximately $24.0 million. NDC is an administrator of deferred compensation programs for public employees.

              INVESTMENTS

              General

              The Company's assets are divided between separate account and general account assets. As of September 30, 1998, $42.68 billion (or 65%) of the Company's total assets were held in separate accounts and $22.95 billion (or 35%) were held in the Company's general account, including $20.33 billion of general account investments.

              Separate account assets consist primarily of deposits from the Company's variable annuity business. Most separate account assets are invested in various mutual funds. All of the investment risk in the Company's separate account assets is borne by the Company's customers, with the exception of $703.9 million of policy reserves as of September 30, 1998 ($365.5 million as of December 31, 1997) for which the Company bears all or a portion of the investment risk.

              Fixed Maturity Securities

              The following table summarizes the composition of the Company's general account fixed maturity securities by category.

                                                                        SEPTEMBER 30, 1998          DECEMBER 31, 1997
                                                                  --------------------------- ---------------------------
                                                                     CARRYING        % OF        CARRYING        % OF
                  (in millions of dollars)                            VALUE         TOTAL         VALUE         TOTAL
                  ----------------------------------------------- --------------- ----------- --------------- -----------

                  U.S. government/agencies                        $     264.1          1.9%   $     319.7          2.4%
                  Foreign governments                                    99.5          0.7           95.8          0.7
                  State and political subdivisions                        0.9          -              1.6          -
                  Mortgage-backed securities:
                    U.S. government/agencies                          3,601.7         25.8        3,750.3         28.4
                    Non-government/agencies                               -            -              -            -
                  Corporate:
                    Public                                            4,999.4         35.7        4,597.3         34.8
                    Private                                           5,014.0         35.9        4,445.4         33.7
                                                                  --------------- ----------- --------------- -----------
                                                                   $ 13,979.6        100.0%   $  13,210.1        100.0%
                                                                  =============== =========== =============== ===========

              The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company's general account fixed maturity securities, 97% by the carrying value were in the highest two NAIC Designations as of September 30, 1998.

              The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company's general account fixed maturity securities portfolio as of September 30, 1998 and December 31, 1997.

                                                                           AS OF                         AS OF
                                                                     SEPTEMBER 30, 1998            DECEMBER 31, 1997
                                                                 ---------------------------  ----------------------------
                    NAIC                RATING AGENCY               CARRYING       % OF          CARRYING        % OF
              DESIGNATION (1)     EQUIVALENT DESIGNATION (2)         VALUE         TOTAL          VALUE          TOTAL
              ------------------ -----------------------------   ---------------------------  --------------- ------------
                                                                                 (in millions of dollars)

                      1          Aaa/Aa/A                        $  9,287.8        66.5%         $  8,815.3       66.7%
                      2          Baa                                4,323.0        30.9             4,116.6       31.2
                      3          Ba                                   362.7         2.6               220.9        1.7
                      4          B                                      6.1           -                53.7        0.4
                      5          Caa and lower                            -           -                 3.6          -
                      6          In or near default                       -           -                   -          -
                                                                 ---------------------------  --------------- ------------
                                                                 $ 13,979.6       100.0%         $ 13,210.1      100.0%
                                                                 ===========================  =============== ============

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

              The Company's general account mortgage-backed security (MBS) investments include residential MBSs and multi-family mortgage pass-through certificates. As of September 30, 1998, MBSs were $3.60 billion (or 26%) of the carrying value of the general account fixed maturity securities available-for-sale, all of which were guaranteed by the U.S. government or an agency of the U.S. government.

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

              Prepayment risk is an inherent risk of holding MBSs. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs. As of September 30, 1998, $2.50 billion (or 70%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs
              (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO/REMIC security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class.

              The following table sets forth the distribution by investment type of the Company's general account MBS portfolio as of September 30, 1998 and December 31, 1997.

                                                           AS OF SEPTEMBER 30, 1998           AS OF DECEMBER 31, 1997
                                                        -------------------------------    ------------------------------
                                                           CARRYING           % OF           CARRYING            % OF
                 (in millions of dollars)                   VALUE             TOTAL           VALUE             TOTAL
                 ------------------------------------   ------------       ------------    ------------       -----------

                 Planned Amortization Class                $2,501.7             69.5%        $2,645.3             70.5%
                 Very Accurately Defined Maturity             508.1             14.1            550.1             14.7
                 Multi-family Mortgage Pass-through
                   Certificates                               249.8              6.9            235.2              6.3
                 Scheduled                                    150.2              4.2            160.6              4.3
                 Targeted Amortization Class                   93.3              2.6             90.8              2.4
                 Accrual                                       42.5              1.2             48.5              1.3
                 Sequential                                    27.1              0.7             19.8              0.5
                 Other                                         29.0              0.8                -                -
                                                        ------------       ------------    ------------       -----------
                                                           $3,601.7            100.0%        $3,750.3            100.0%
                                                        ============       ============    ============       ===========

              The Company has not invested in derivative securities other than MBSs.

              Mortgage Loans

              As of September 30, 1998, general account mortgage loans were $5.19 billion (or 26%) of the carrying value of consolidated general account invested assets.

              The following table sets forth the delinquency, foreclosure and restructured commercial mortgage loan experience for the Company and for the life insurers reporting to the American Council of Life Insurance (ACLI) for the periods indicated.

                                             NINE MONTHS ENDED        NINE MONTHS ENDED             YEAR ENDED
                                            SEPTEMBER 30, 1998        SEPTEMBER 30, 1997         DECEMBER 31, 1997
                                         ------------------------   -----------------------   ------------------------
                                           COMPANY     ACLI (1)      COMPANY     ACLI (2)      COMPANY     ACLI (2)
                                         ------------ -----------   ----------- -----------   ----------- ------------

              Delinquent (3)                 0.00%        - %           0.48%       1.33%         0.19%       0.90%
              In foreclosure (4)             0.00         -             0.48        0.82          0.19        0.58
              Restructured (5)               0.57         -             1.17        5.64          0.77        4.61
                                         ------------ -----------   ----------- -----------   ----------- ------------
                Subtotal                     0.57         -             1.65        6.97          0.96        5.51
              Foreclosed - year to date      0.18         -             0.80        0.65          1.07        0.84
                                         ------------ -----------   ----------- -----------   ----------- ------------
                Total                        0.75%        - %           2.45%       7.62%         2.03%       6.35%
                                         ============ ===========   =========== ===========   =========== ============


              ----------
              (1) ACLI data for the three months ended September 30, 1998 are not yet available.
              (2) Source: ACLI Investment Bulletins entitled "Quarterly Survey of Mortgage Loan Delinquencies and Foreclosures," numbers 1393 and 1399, dated December 10, 1997 and March 9, 1998, respectively.
              (3) Commercial mortgage loans are classified by the Company and the ACLI as delinquent when they are 60 days or more past due.
              (4) Delinquent includes loans in foreclosure; therefore, subtotal and total lines exclude "In foreclosure" amounts.
              (5) Commercial mortgage loans are classified by the Company and the ACLI as restructured when they are in good standing, but the basic terms have been modified as a result of an actual or anticipated delinquency.

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              This information is not required until after the first fiscal year end in which Item 305 is applicable.

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

              In February 1997, NLIC was named as a defendant in a lawsuit filed in New York Supreme Court related to the sale of whole life policies on a "vanishing premium" basis (John H. Snyder v. Nationwide Life Insurance Co.). In April 1998, NLIC was named as a defendant in a lawsuit filed in Ohio State Court similar to the Snyder lawsuit (David and Joan Mishler v. Nationwide Life Insurance Co.). In August 1998, Nationwide Mutual Insurance Company and NLIC and the plaintiffs executed a stipulation of settlement and submitted it to the New York Supreme Court for approval. On August 20, 1998, the Court in the Snyder lawsuit signed an order preliminarily approving a class for settlement purposes (which would include the Mishler lawsuit) and scheduled a fairness hearing for December 17, 1998. At that hearing, the Court will review the fairness and reasonableness of the proposed settlement prior to issuing a final order and judgement. The proposed settlement, which is subject to approval by the Court, provides policyholders with a potential value of approximately $100 million in policy adjustments, discounted premiums and discounted products.

              In November 1997, two plaintiffs, one who was the owner of a variable life insurance contract and the other who was the owner of a variable annuity contract, commenced a lawsuit in a federal court in Texas against NLIC and the American Century group of defendants (Robert Young and David D. Distad v. Nationwide Life Insurance Company et al.). In this lawsuit, plaintiffs seek to represent a class of variable life insurance contract owners and variable annuity contract owners whom they claim were allegedly misled when purchasing these variable contracts into believing that the performance of their underlying mutual fund option managed by American Century, whose shares may only be purchased by insurance companies, would track the performance of a mutual fund, also managed by American Century, whose shares are publicly traded. The amended complaint seeks unspecified compensatory and punitive damages. On April 27, 1998, the Court denied, in part, and granted, in part, motions to dismiss the complaint filed by NLIC and American Century. The remaining claims against NLIC allege securities fraud, common law fraud, civil conspiracy and breach of contract. Plaintiffs filed their motion in support of class certification on August 28, 1998 and NLIC and American Century filed their separate responses opposing class certification on October 9, 1998. NLIC intends to defend this case vigorously.

              On October 29, 1998, the Company and certain of its subsidiaries were named in a lawsuit filed in the Common Pleas Court of Franklin County, Ohio related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). The plaintiff in such lawsuit seeks to represent a national class of the Company's customers and seeks unspecified compensatory and punitive damages. The Company is currently evaluating this lawsuit, which is in an early stage and has not been certified as a class. The Company intends to defend this lawsuit vigorously.

              There can be no assurance that any litigation relating to pricing or sales practices will not have a material adverse effect on the Company in the future.

ITEM 2        CHANGES IN SECURITIES AND USE OF PROCEEDS

              NFS reacquired 348, 405 and 410 shares of its Class A Common Stock, par value $0.01 per share in brokerage transactions on the last business day of July, August and September, respectively, for an aggregate purchase price of $18,760.50, $18,762.21 and $18,762.36, respectively. All amounts include brokers' commissions. Pursuant to the Stock Retainer Plan for Non-Employee Directors, 348, 405 and 410 shares of Class A Common Stock were subsequently reissued by NFS on the last business day of July, August and September, respectively, at a price of $54.50, $46.188 and $45.625 per share, respectively, to NFS' directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities and Exchange Act of 1933, as amended, pursuant to Rule 506 promulgated thereunder.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

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

                      On September 4, 1998, NFS filed a Current Report on Form 8-K concerning the announcement by Nationwide Mutual Insurance Company and NLIC of a settlement in a class action lawsuit related to certain products sold by NLIC.

                      On September 30, 1998, NFS filed a Current Report on Form 8-K concerning the announcement of NFS's involvement in discussions with United Asset Management Corporation (UAM) regarding the possible acquisition of UAM's investment management affiliate, Pilgrim Baxter & Associates.

                      On October 15, 1998, NFS filed a Current Report on Form 8-K concerning NFS's announcement of the offering of $200 million of Trust Preferred Securities.

                      On October 19, 1998, NFS filed a Current Report on Form 8-K concerning NFS's announcement that it had ended discussions with UAM regarding the possible acquisition of UAM's investment management affiliate, Pilgrim Baxter & Associates.

                      On October 23, 1998, NFS filed a Current Report on Form 8-K to file certain exhibits related to NFS's $200 million Trust Preferred Securities.

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


                                           NATIONWIDE FINANCIAL SERVICES, INC.
                                           -----------------------------------
                                                        (Registrant)



Date: November 16, 1998               /s/Mark R. Thresher
                                      ------------------------------------------
                                      Mark R. Thresher, Vice President - Finance
                                      and Treasurer
                                              (Chief Accounting Officer)