Form 10-K405
period 1998-12-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 1999-03-31
CIK 1029786

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                   ------------------------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998          COMMISSION FILE NO. 1-12785

                      NATIONWIDE FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        31-1486870
 (State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
               or organization)

  ONE NATIONWIDE PLAZA, COLUMBUS, OHIO 43215                     (614) 249-7111
   (Address of principal executive offices)      (Registrant's telephone number, including area
                                                                      code)

                  Securities registered pursuant to Section 12(b) of the Act:

CLASS A COMMON STOCK (par value $.01 per share)              NEW YORK STOCK EXCHANGE
               (Title of Class)                    (Name of each exchange on which registered)

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

                         YES  X                NO ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates on March 19, 1999 was $1,014,897,447.

     The number of shares outstanding of each of the registrant's classes of common stock on March 19, 1999 was as follows:

CLASS A COMMON STOCK (par value $.01 per share)     23,775,050 shares issued and outstanding
CLASS B COMMON STOCK (par value $.01 per share)     104,745,000 shares issued and outstanding
               (Title of Class)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1998 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for the 1999 Annual Shareholders' Meeting.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The Company is a leading provider of long-term savings and retirement products in the United States. The Company develops and sells a diverse range of products including variable annuities, fixed annuities and life insurance as well as investment management services, pension products and administrative services to address an increasing spectrum of customer needs. The Company markets its products through a broad network of wholesale and retail distribution channels, including independent investment dealers, national and regional brokerage firms, financial institutions, pension plan administrators, exclusive retail sales representatives, and Nationwide Insurance Enterprise insurance agents. The Company believes its unique combination of product innovation and strong distributor relationships positions it to compete effectively in the rapidly growing retirement savings market under various economic conditions.

     The Company has grown substantially in recent years as a result of its long-term investments in developing the distribution channels necessary to reach its target customers and the products required to meet the demands of these customers. The Company believes its growth has been enhanced further by favorable demographic trends, the growing tendency of Americans to supplement traditional sources of retirement income with self-directed investments, such as products offered by the Company, and the performance of the financial markets, particularly the United States (U.S.) stock markets, in recent years. From 1993 to 1998, the Company's assets grew from $24.70 billion to $74.67 billion, a compound annual growth rate of 24.7%. Asset growth during this period resulted from sales of the Company's products as well as market appreciation of assets in the Company's separate accounts and in its general account investment portfolio. The Company's sales of variable annuities grew from $2.41 billion in 1993 to $9.54 billion in 1998, a compound annual growth rate of 32.0%. The Company's separate account assets, which are generated by the sale of variable annuities and variable universal life insurance, grew from 36.5% of total assets as of December 31, 1993 to 68.2% of total assets as of December 31, 1998. During this period of substantial growth, the Company controlled its operating expenses by taking advantage of economies of scale and by increasing productivity through investments in technology.

BUSINESS SEGMENTS

     The Company has three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate and Other segment. All information set forth below relating to the Company's Variable Annuities segment excludes the fixed option under the Company's variable annuity contracts. Such information is included in the Company's Fixed Annuities segment.

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

                                              1998            1997            1996
                                              ----            ----            ----
                                                    (IN MILLIONS OF DOLLARS)
Total revenues............................  $   529.5       $   404.0       $   284.6
Operating income before federal income tax
  expense.................................      218.4           150.9            90.3
Policy reserves as of year end............  $46,420.8       $34,486.7       $24,278.1

     The Company is one of the leaders in the development and sale of variable annuities. For the year ended December 31, 1998, the Company was the third largest writer of individual variable annuity contracts in the U.S. based on sales, according to The Variable Annuity Research & Data Service. The Company believes that demographic trends and shifts in attitudes toward retirement savings will continue to support increased consumer demand for its products. The Company believes that it possesses distinct competitive advantages in the market for variable annuities. Some of the Company's most important advantages include its innovative product offerings and strong relationships with independent, well-known fund managers. Its principal annuity series, The BEST of AMERICA(R), allows the customer to choose from up to 39 investment options managed by premier mutual fund managers. In the aggregate, the Company's group variable annuity products offer over 100 underlying investment options. A recent example of product innovation was the Company's November 1997 launch of a new individual variable annuity product, America's FUTURE Annuity, a breakthrough product that combines the flexibility and dozens of investment choices of The BEST of AMERICA(R) brand products with insurance charges that are lower than comparable products sold through the financial planning community. Sales of this product reached $2.4 billion during 1998, its first full year of availability.

     The Company markets its variable annuity products through a broad spectrum of distribution channels, including independent broker/dealers, national and regional brokerage firms, financial institutions, pension plan administrators, exclusive retail sales representatives and Nationwide Insurance Enterprise insurance agents. The Company seeks to capture a growing share of variable annuity sales in these channels by working closely with its investment managers and product distributors to adapt the Company's products and services to changes in the retail and institutional marketplace in order to enhance its leading position in the market for variable annuities.

The Company is following a strategy of extending The BEST of AMERICA(R) brand name to more of its products and distribution channels in an effort to build upon its brand name recognition.

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

     The Company offers individual variable annuities under The BEST of AMERICA(R) brand name. In addition to The BEST of AMERICA(R) individual variable annuities, the Company markets employer-sponsored variable annuities to both public sector employees and teachers for use in connection with plans described under Sections 457 and 403(b) of the Internal Revenue Code (IRC), and to private sector employees for use in connection with IRC Section 401(k) plans. These employer-sponsored variable annuities are marketed under several brand names, including Group BEST of AMERICA(R). The Company also markets variable annuities as "private label" products.

     The BEST of AMERICA(R). The Company's principal individual FPVA contracts are sold under the brand names The BEST of AMERICA-America's Vision(R), The BEST of AMERICA IV(R) and The BEST of AMERICA-America's FUTURE Annuity. The BEST of AMERICA(R) brand name individual variable annuities accounted for $4.66 billion (or 49%) of the Company's variable annuity sales in 1998, and $24.64 billion (or 53%) of the Company's variable annuity policy reserves as of year end. The Company's The BEST of AMERICA-America's Vision(R) and The BEST of AMERICA-America's FUTURE Annuity products are intended to appeal to distributors in the market for large initial deposits. The contracts require initial minimum deposits of $15,000. The Company's The BEST of AMERICA IV(R) product is intended primarily for the tax-qualified, payroll deduction market, where initial deposits are often smaller. The BEST of AMERICA IV(R) generally pays a lower up-front commission to distributors but requires only $1,500 as an initial deposit. All three products generate an annual asset fee and may also generate annual administration fees for the Company.

     Group BEST of AMERICA(R). These group variable annuity products accounted for $2.56 billion (or 27%) of the Company's variable annuity sales in 1998, and $8.85 billion (or 19%) of the Company's variable annuity policy reserves as of year end. Group BEST of AMERICA(R) products are typically offered only on a tax-qualified basis. These products may be structured with a variety of features which may be arranged in over 600 combinations of front-end loads, back-end loads and asset-based fees.

     Section 457 Contracts. These products accounted for $1.61 billion (or 17%) of the Company's variable annuity sales in 1998, and $8.63 billion (or 19%) of the Company's variable annuity policy reserves as of year end. The Company offers a variety of group variable annuity contracts that are designed primarily for use in conjunction with plans described under IRC Section 457. Section 457 permits employees of state and local governments to defer a certain portion of their yearly income and invest such income on a tax-deferred basis. These contracts typically generate an annual asset fee and may also generate annual administration fees for the Company.

     Private Label Variable Annuities. These products accounted for $616.4 million (or 6%) of the Company's variable annuity sales in 1998, and $3.64 billion (or 8%) of the Company's variable annuity policy reserves as of year end. The Company has developed several private label variable annuity products in conjunction with other financial intermediaries. The products allow financial intermediaries to market products with substantially the same features as the Company's brand name products to their own customer bases under their own brand names. The Company believes these private label products strengthen the Company's ties to certain significant distributors of the Company's products. These contracts generate an annual asset fee and may also generate annual administration fees for the Company.

     The NEA Valuebuilder. This product accounted for $161.0 million (or 2%) of the Company's variable annuity sales in 1998, and $660.7 million (or 1%) of the Company's variable annuity policy reserves as of year end. The Company offers individual variable annuity contracts to the Teacher Market under Section 403(b) of the IRC. Section 403(b) permits teachers and other employees of educational organizations to defer a certain portion of their yearly income and invest such income on a tax-deferred basis. These contracts generate an annual asset fee and may also generate annual administration fees for the Company.

Fixed Annuities

     The Company has sought to maintain its ability to grow profitably in a variety of market environments. The Company believes that periods of rising interest rates, that tend to cause lower sales growth in its Variable Annuities segment, make its fixed annuity products more attractive to consumers. In addition to providing balance to the Company's variable annuity business, its fixed annuity business allows the Company to offer a comprehensive portfolio of savings alternatives to its customers and distributors as the Company seeks to capture a growing share of sales in all distribution channels. The Fixed Annuities segment includes the fixed option under the Company's variable annuity products. Customers who purchase variable annuities are able to designate some or all of their deposits to fixed options which, like the Company's fixed annuity contracts, offer a guarantee of principal and a guaranteed interest rate for a specified period of time. The fixed option under the Company's variable annuity products accounted for $1.68 billion (or 81%) of the Company's fixed annuity sales in 1998, and $11.19 billion (75%) of the Company's fixed annuity policy reserves as of year end.

     Fixed Annuity segment revenues, operating income before federal income tax expense and policy reserves are summarized in the following table.

                                              1998            1997            1996
                                              ----            ----            ----
                                                    (IN MILLIONS OF DOLLARS)
Total revenues............................  $ 1,152.3       $ 1,141.4       $ 1,092.6
Operating income before federal income tax
  expense.................................      175.3           169.5           135.4
Policy reserves as of year end............  $14,898.9       $14,194.2       $13,511.8

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

     During 1998, the average crediting rate on contracts (including the fixed option under the Company's variable contracts) in the Fixed Annuities segment was 5.95%. Substantially all of the Company's crediting rates on its fixed annuity contracts are guaranteed for a period not exceeding 15 months.

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

     Single Premium Deferred Annuity (SPDA) Contracts. SPDA contracts accounted for $308.5 million (or 15%) of the Company's fixed annuity sales in 1998, and $1.99 billion (or 14%) of the Company's fixed annuity policy reserves as of year end. SPDA contracts are distributed through broker/dealers, financial planners, banks and Nationwide Insurance Enterprise insurance agents. An SPDA contract is a savings vehicle in which the customer makes a single deposit with the Company. The Company guarantees the customer's principal and credits the customer's account with earnings at an interest rate that is stated and fixed for an initial period, typically at least one year. Thereafter, the Company resets, typically annually, the interest rate credited to the contract based upon market and other conditions. SPDA contracts have no maturity date and remain in force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income for life or for a fixed number of years. No front-end sales charges are imposed for the Company's SPDA contracts. All such contracts, however, provide for the imposition of certain surrender charges, which are assessed against premium withdrawals in excess of specified amounts and which occur during the surrender charge period. The surrender charges are typically set within the range of 7% and 0% and typically decline from year to year, disappearing after seven contract years.

     Flexible Premium Deferred Annuity (FPDA) Contracts. FPDA contracts accounted for $29.1 million (or 1%) of the Company's fixed annuity sales in 1998, and $638.2 million (or 4%) of the Company's fixed annuity policy reserves as of year end. FPDA contracts are distributed through broker/dealers, financial planners, banks and Nationwide Insurance Enterprise insurance agents. FPDA contracts are typically marketed to teachers and employees of tax-exempt organizations as tax-qualified retirement programs. Under these contracts, the Company accepts a single deposit or a series of deposits. Deposits may be paid at intervals which are either regular or irregular. FPDA contracts contain substantially the same guarantee of principal and interest rate terms included in the Company's SPDA contracts. Surrender charges are typically set within the range of 7% and 0% and typically decline from year to year, disappearing after seven contract years.

     Single Premium Immediate Annuity (SPIA) Contracts. SPIA contracts accounted for $53.0 million (or 3%) of the Company's fixed annuity sales for 1998, and $1.08 billion (or 7%) of the Company's fixed annuity policy reserves as of year end. The Company's SPIA contracts are offered through its retail and wholesale distribution channels and are offered as either direct purchases or as fixed annuity options under the Company's various individual and group annuity contracts. An SPIA is an annuity that requires a one-time deposit in exchange for guaranteed, periodic annuity benefit payments, often for the contract holder's lifetime. SPIA contracts are often purchased by persons at or near retirement age who desire a steady stream of future income.

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

                                              1998            1997            1996
                                              ----            ----            ----
                                                    (IN MILLIONS OF DOLLARS)
Total revenues............................  $   551.2       $   473.1       $   435.6
Operating income before federal income tax
  expense.................................       94.8            70.9            67.2
Life insurance policy reserves as of year
  end.....................................    4,613.4         3,487.0         2,938.9
Life insurance in force as of year end....  $45,830.5       $39,259.4       $36,274.6

     Universal Life and Variable Universal Life Insurance Products. The Company offers universal life insurance and variable universal life insurance products including both flexible premium and single premium designs. These products provide life insurance under which the benefits payable upon death or surrender depend upon the policyholder's account value. Universal life insurance provides whole life insurance with flexible premiums and adjustable death benefits. For universal life insurance, the policyholder's account value is credited based on an adjustable rate of return set by the Company relating to current interest rates. For variable universal life insurance, the policyholder's account value is credited with the investment experience of the mutual funds chosen by the customer. The variable universal life insurance products also typically include a general account guaranteed interest investment option. All of the Company's variable universal life insurance products are marketed under the Company's The BEST of AMERICA(R)brand name and have the same wide range of investment options as the Company's variable annuity products. These products are distributed on a retail basis by Nationwide Insurance Enterprise insurance agents as well as through wholesale distribution channels by broker/dealers, financial planners and banks.

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

     Corporate-owned Life Insurance Products: The Company offers corporate-owned life insurance (COLI). Corporations purchase COLI to provide protection against the death of selected employees and to fund non-qualified benefit plans. Corporations may make a single premium payment or a series of premium payments. Premium payments made are credited with a guaranteed interest rate which is fixed for a specified period of time. For variable corporate-owned life insurance products, the contractholder's account value is credited with the investment experience of the mutual funds selected by the contractholder.

MARKETING AND DISTRIBUTION

     The Company sells its products through a broad distribution network comprised of wholesale and retail distribution channels. The Company defines wholesale channels of distribution as channels in which an unaffiliated company, such as an independent broker/dealer, national or regional brokerage firm, pension plan administrator, bank or other financial institution, or life specialist firm sells the Company's products to its own customer base. The Company defines retail channels as those in which the Company's representatives, such as Nationwide Insurance Enterprise insurance agents and exclusive retail sales representatives of the Company's sales subsidiaries, market products directly to a customer base identified by the Company. The Company provides, through both its retail and wholesale channels, the means for employers sponsoring tax-favored retirement plans (such as those described in IRC Sections 401(k), 403(b) and 457) to allow their employees to make contributions to such plans through payroll deductions. Typically, the Company receives the right from an employer to market products to employees and arrange to deduct periodic deposits from the employees' regular paychecks. The Company believes that the payroll deduction market is characterized by more predictable levels of sales than other markets because these customers are less likely, even in times of market volatility, to stop making annuity deposits than customers in other markets. In addition, the Company believes that payroll deduction access to customers provides significant insulation from competition by providing the customer with a convenient, planned method of periodic saving. In both the Pension Market, where the Company's products are distributed primarily on a wholesale basis, and in the Public Sector and Teachers Markets, where the Company's products are distributed primarily on a retail basis, payroll deduction is the primary method used for collecting premiums and deposits.

     A table showing statutory premiums and deposits by distribution channel for each of the last three years is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) on page 32 of the Company's 1998 Annual Report to Shareholders.

Wholesale Channels

     Independent Broker/Dealer and National and Regional Brokerage Firms. The Company sells individual and group variable annuities, fixed annuities and variable life insurance through independent broker/dealers in all 50 states and the District of Columbia. The Company historically has focused on distributing through mid-sized regional broker/dealers and financial planning firms, but recently has added national "wirehouse" firms to this channel. The Company believes that it has strong broker/dealer relationships based on its diverse product mix, large selection of fund options and administrative technology. In addition to such relationships, the Company believes its financial strength and The BEST of AMERICA(R)brand name are competitive advantages in this distribution channel. The Company regularly seeks to add new broker/dealers to its distribution network.

     Pension Plan Administrators. The Company markets group variable annuities, group fixed annuities and record-keeping services to plans organized pursuant to
Section 401 of the IRC sponsored by employers as part of employee retirement programs primarily through regional pension plan administrators. The Company has also linked pension plan administrators with the financial planning community to sell group pension products. The Company targets employers having between 25 and 2,000 employees because it believes that these plan sponsors tend to require more extensive record-keeping services from pension plan administrators and therefore tend to become long-term customers.

     Financial Institutions. The Company markets individual variable and fixed annuities (under its brand names and on a private-label basis), and variable universal life insurance through financial institutions, consisting primarily of banks and their subsidiaries. The Company believes that its expertise in training financial institution personnel to sell annuities, its breadth of product offerings, its financial strength, the Nationwide and The BEST of AMERICA(R) brand names, and the ability to offer private label products are competitive advantages in this distribution channel.

     Life Specialists: The Company markets corporate-owned life insurance through life specialists, which are firms that specialize in the design, implementation and administration of executive benefit plans.

Retail Channels

     Exclusive Retail Sales Representatives. The Company markets various products and services on a retail basis through several subsidiary sales organizations to both the Public Sector and Teachers Markets. With respect to the Public Sector Market, the Company markets group variable annuities and fixed annuities to state and local governments for use in their IRC Section 457 retirement programs. The Company believes that its existing relationships with state and local government entities and the Company's sponsorship by such entities as the National Association of Counties (NACO) and The United States Conference of Mayors (USCM) provide it with distinct competitive advantages in this market. NACO sponsorship, which began in 1980 and has been renewed three times, expires December 31, 2005, and USCM sponsorship, which began in 1979 and has been renewed twice, expires on December 31, 2004.

     With respect to the Teacher Market, the Company has an exclusive contractual arrangement with the NEA to offer and sell certain products to its members. Under The NEA Valuebuilder brand name, the Company markets both qualified and non-qualified (under IRC Section 403(b)) individual variable annuity contracts. The Company also offers IRAs in this market. The NEA exclusive contractual arrangement, which began in 1990, automatically renewed on July 26, 1995 for an additional 5-year period.

     Nationwide Insurance Enterprise Insurance Agents. The Company sells traditional life insurance, universal life insurance and variable universal life insurance products and individual annuities through licensed Nationwide Insurance Enterprise insurance agents who primarily target the holders of personal automobile and homeowners' insurance policies issued by the Nationwide Insurance Enterprise. The Nationwide Insurance Enterprise insurance agents sell exclusively Nationwide Insurance Enterprise products and may not offer products which compete with those of the Company.

CORPORATE AND OTHER SEGMENT

     Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the three product segments, investment management fees and other revenues earned from investment management services (other than the portion allocated to the Variable Annuities and Life Insurance segments), commissions and other income earned by the marketing and distribution subsidiaries of the Company and net investment income and policy charges from group annuity contracts issued to Nationwide Insurance Enterprise employee and agent benefit plans.

     Corporate and Other segment revenues, operating income before federal income tax expense (which excludes realized gains and losses on investments and results of discontinued operations) and policy reserves are summarized in the following table.

                                                 1998           1997           1996
                                                 ----         --------       --------
                                                      (IN MILLIONS OF DOLLARS)
Total operating revenues.....................  $  278.7       $  219.9       $  203.8
Operating (loss) income before federal income
  tax expense................................      (0.9)           4.6           35.4
Policy reserves as of year end...............  $4,365.5       $3,791.9       $3,302.5

REINSURANCE

     The Company follows the customary industry practice of reinsuring a portion of its life insurance and annuity risks with other companies in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. The maximum amount of individual ordinary life insurance retained by the Company on any one life is $1.0 million. The Company cedes insurance primarily on an automatic basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a facultative basis, under which the reinsurer's prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company has entered into a reinsurance contract to cede a portion of its general account individual annuity reserves to Franklin Life Insurance Company (Franklin). Total recoveries due from Franklin were $187.9 million and $220.2 million as of December 31, 1998 and 1997, respectively. Under the terms of the contract, Franklin has established a trust as collateral for the recoveries. The trust assets are invested in investment grade securities, the market value of which must at all times be greater than or equal to 102% of the reinsured reserves. The Company has no other material reinsurance arrangements with unaffiliated reinsurers. The only material reinsurance agreements the Company has with affiliates are the modified coinsurance agreements pursuant to which NLIC reinsured all of its accident and health and group life insurance business to other members of the Nationwide Insurance Enterprise as described in note 14 to the Company's consolidated financial statements.

RATINGS

     Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating organizations continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company's ratings could have a material adverse effect on the Company's ability to market its products and could increase the surrender of the Company's annuity products. Both of these consequences could, depending upon the extent thereof, have a material adverse effect on the Company's liquidity and, under certain circumstances, net income. NLIC is rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability is rated "Aa2" (Excellent) by Moody's Investor Services, Inc. (Moody's), "AA+" (Excellent) by Standard & Poor's Corporation (S&P) and "AA+" (Excellent) by Duff & Phelps Credit Rating Co.

     The foregoing ratings reflect each rating agency's opinion of NLIC's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed toward the protection of investors. Such factors are of concern to policyholders, agents and intermediaries.

     The Company's financial strength is also reflected in the ratings of the senior notes and capital and preferred securities of subsidiary trusts. The senior notes are rated "A+" by S&P and "A1" by Moody's. The capital and preferred securities issued by subsidiary trusts are rated "A-" by S&P and "a1" by Moody's.

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

     As part of their routine regulatory oversight process, state insurance departments conduct detailed examinations periodically (generally once every three to four years) of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of two or three other states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). The most recently completed examination of the Company's insurance subsidiaries was conducted by the Ohio and Delaware insurance departments for the four-year period ended December 31, 1996. The final reports of these examinations did not result in any significant issues or adjustments.

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

     Based on the formula adopted by the NAIC, NLIC's adjusted capital exceeded the level at which the Company would be required to take corrective action by a substantial amount as of December 31, 1998.

Assessments Against Insurers

     Insurance guaranty association laws exist in all states, the District of Columbia and Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. The amount and timing of any future assessment on the Company's insurance subsidiaries under these laws cannot be reasonably estimated and are beyond the control of the Company and its insurance subsidiaries. A large part of the assessments paid by the Company's insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company's insurance subsidiaries' premium taxes. For the years ended December 31, 1998, 1997 and 1996, the Company paid $2.4 million, $7.2 million and $4.5 million, respectively, in assessments pursuant to state insurance guaranty association laws.

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

EMPLOYEES

     As of December 31, 1998, the Company had approximately 4,060 employees. None of the employees of the Company are covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.

ITEM 2 PROPERTIES

     The Company's principal executive offices are located in Columbus, Ohio. The Company leases its home office complex, consisting of approximately 491,000 square feet, from Nationwide Mutual Insurance Company (NMIC) and its subsidiaries at One Nationwide Plaza, Two Nationwide Plaza and Three Nationwide Plaza, Columbus, Ohio. The Company believes that its present facilities are adequate for the anticipated needs of the Company.

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

     In February 1997, NLIC was named as a defendant in a lawsuit filed in New York Supreme Court related to the sale of whole life policies on a " vanishing premium" basis (John H. Snyder v. Nationwide Mutual Insurance Company and Nationwide Life Insurance Co.). In April 1998, NLIC was named as a defendant in a lawsuit filed in Ohio State Court similar to the Snyder lawsuit (David and Joan Mishler v. Nationwide Life Insurance Co.). In August 1998, Nationwide Mutual Insurance Company and NLIC and the plaintiffs executed a stipulation of settlement and submitted it to the New York Supreme Court for approval. On August 20, 1998, the Court in the Snyder lawsuit signed an order preliminarily approving a class for settlement purposes (which would include the Mishler lawsuit) and scheduled a fairness hearing for December 17, 1998. At that hearing, the Court reviewed the fairness and reasonableness of the proposed settlement and issued a final order and judgment. The approved settlement provides for the dismissal of the Snyder and Mishler lawsuits, bars class members from pursuing litigation against Nationwide Mutual Insurance Company and its affiliates, including the Company and its subsidiaries, relating to the allegations in the Snyder lawsuit, and provides class members with a potential value of approximately $100 million in policy adjustments, discounted premiums, and discounted products.

     In November 1997, two plaintiffs, one who was the owner of a variable life insurance contract and the other who was the owner of a variable annuity contract, commenced a lawsuit in a federal court in Texas against NLIC and the American Century group of defendants (Robert Young and David D. Distad v. Nationwide Life Insurance Company et al.). In this lawsuit, plaintiffs seek to represent a class of variable life insurance contract owners and variable annuity contract owners whom they claim were allegedly misled when purchasing these variable contracts into believing that the performance of their underlying mutual fund option managed by American Century, whose shares may only be purchased by insurance companies, would track the performance of a mutual fund, also managed by American Century, whose shares are publicly traded. The amended complaint seeks unspecified compensatory and punitive damages. On April 27, 1998, the District Court denied, in part, and granted, in part, motions to dismiss the complaint filed by NLIC and American Century. The remaining claims against NLIC allege securities fraud, common law fraud, civil conspiracy, and breach of contract. On December 2, 1998, the District Court issued an order denying plaintiffs' motion for class certification. On December 10, 1998, the District Court stayed the lawsuit pending plaintiffs' petition to the United States Court of Appeals for the Fifth Circuit for interlocutory review of the order denying class certification. On December 14, 1998 plaintiffs filed their petition for interlocutory review, on which the Fifth Circuit has not yet ruled. NLIC intends to defend the case vigorously.

     On October 29, 1998, the Company and certain of its subsidiaries were named in a lawsuit filed in the Common Pleas Court of Franklin County, Ohio related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). The plaintiff in such lawsuit seeks to represent a national class of the Company's customers and seeks unspecified compensatory and punitive damages. The Company is currently evaluating this lawsuit, which has not been certified as a class. The Company intends to defend this lawsuit vigorously.

     There can be no assurance that any litigation relating to pricing or sales practices will not have a material adverse effect on the Company in the future.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998 no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

          NAME             AGE                   POSITION WITH THE COMPANY
          ----             ---                   -------------------------
Dimon Richard McFerson...  62    Chairman and Chief Executive Officer -- Nationwide
                                 Insurance Enterprise
Joseph J. Gasper.........  55    President and Chief Operating Officer
Galen R. Barnes..........  51    Executive Vice President
Richard D. Crabtree......  58    Executive Vice President
Robert A. Oakley.........  52    Executive Vice President -- Chief Financial Officer
Robert J. Woodward,
  Jr.....................  57    Executive Vice President -- Chief Investment Officer
James E. Brock...........  51    Senior Vice President -- Corporate Development
John R. Cook, Jr.........  55    Senior Vice President -- Chief Communications Officer
Philip C. Gath...........  51    Senior Vice President -- Chief Actuary
Richard D. Headley.......  50    Senior Vice President -- Chief Information Technology
                                 Officer
Donna A. James...........  41    Senior Vice President -- Human Resources
Richard A. Karas.........  56    Senior Vice President -- Sales -- Financial Services
Douglas C. Robinette.....  44    Senior Vice President -- Marketing and Product Management
Susan A. Wolken..........  48    Senior Vice President -- Life Company Operations
Dennis W. Click..........  60    Vice President and Secretary
Bruce C. Barnes..........  51    Vice President -- Technology Strategy and Planning
David A. Diamond.........  43    Vice President -- Controller
Matthew S. Easley........  42    Vice President -- Investment Life Actuarial
R. Dennis Noice..........  52    Vice President -- Systems
Joseph P. Rath...........  49    Vice President -- Chief Compliance Officer
Mark R. Thresher.........  42    Vice President -- Finance and Treasurer

     Business experience for each of the individuals listed in the above table is set forth below.

     DIMON RICHARD MCFERSON has been Chief Executive Officer of the Nationwide Insurance Enterprise since December 1992. He has been Chairman and Chief Executive Officer -- Nationwide Insurance Enterprise of the Company since December 1996 and a director of the Company since November 1996. Mr. McFerson has been a director of NLIC and NMIC since April 1988 and Chairman and Chief Executive Officer -- Nationwide Insurance Enterprise of NLIC and NMIC since April 1996. Previously he was elected Chief Executive Officer of NLIC in December 1992, and President and Chief Executive Officer -- Nationwide Insurance Enterprise of NLIC in December 1993. He was President and General Manager of NMIC from April 1988 to April 1991; President and Chief Operating Officer of NMIC from April 1991 to December 1992; and President and Chief Executive Officer of NMIC from December 1992 to April 1996. Mr. McFerson has been with the Nationwide Insurance Enterprise for 19 years.

     JOSEPH J. GASPER has been President and Chief Operating Officer of the Company since December 1996 and a director of the Company since November 1996. Mr. Gasper has been President and Chief Operating Officer of NLIC and director since April 1996. Previously, he was Executive Vice
President -- Property/Casualty Operations of NMIC from April 1995 to April 1996. He was Senior Vice President -- Property/Casualty Operations of NMIC from September 1993 to April 1995. Prior to that time, Mr. Gasper held numerous positions within the Nationwide Insurance Enterprise. Mr. Gasper has been with the Nationwide Insurance Enterprise for 32 years.

     GALEN R. BARNES has been Executive Vice President of the Company since December 1996. Mr. Barnes has been President of the Nationwide Insurance Enterprise since April 1996. Previously, he was Director and Vice Chairman of the Wausau Insurance Companies, members of the Nationwide Insurance Enterprise, from September 1996 to December 1998; and Director, President and Chief Operating Officer from May 1993 to September 1996. He was Senior Vice President of the Nationwide Insurance Enterprise from May 1993 to April 1996. Prior to that time, Mr. Barnes held several positions within the Nationwide Insurance Enterprise. Mr. Barnes has been with the Nationwide Insurance Enterprise for 23 years.

     RICHARD D. CRABTREE has been Executive Vice President of the Company since December 1996. Mr. Crabtree has been a director and President and Chief Operating Officer of NMIC, Nationwide Mutual Fire Insurance Company and Nationwide Property and Casualty Insurance Company since April 1996. Previously, he was Executive Vice President -- Property/Casualty Operations of the Nationwide Insurance Enterprise from April 1995 to April 1996. Prior to that time, Mr. Crabtree held various positions within the Nationwide Insurance Enterprise. Mr. Crabtree has been with the Nationwide Insurance Enterprise for 33 years.

     ROBERT A. OAKLEY has been Executive Vice President -- Chief Financial Officer of the Company since December 1996. Mr. Oakley has been Executive Vice President -- Chief Financial Officer of the Nationwide Insurance Enterprise since April 1995. Previously, he was Senior Vice President -- Chief Financial Officer of the Nationwide Insurance Enterprise from October 1993 to April 1995. Prior to that time, Mr. Oakley held several positions within the Nationwide Insurance Enterprise. Mr. Oakley has been with the Nationwide Insurance Enterprise for 23 years.

     ROBERT J. WOODWARD, JR. has been Executive Vice President -- Chief Investment Officer of the Company since December 1996. Mr. Woodward has been Executive Vice President -- Chief Investment Officer of the Nationwide Insurance Enterprise since August 1995. Previously, he was Senior Vice President -- Fixed Income Investments of the Nationwide Insurance Enterprise from March 1991 to August 1995. Prior to that time, Mr. Woodward held several positions within the Nationwide Insurance Enterprise. Mr. Woodward has been with the Nationwide Insurance Enterprise for 34 years.

     JAMES E. BROCK has been Senior Vice President -- Corporate Development of the Company since July 1997. Mr. Brock has been Senior Vice
President -- Corporate Development of the Nationwide Insurance Enterprise since July 1997. Previously, he was Senior Vice President -- Company Operations from December 1996 to July 1997 and was also Senior Vice President -- Life Company Operations of NLIC from April 1996 to July 1997. Mr. Brock was Senior Vice President -- Investment Product Operations of NLIC from November 1990 to April 1996. Prior to that time, Mr. Brock held several positions within the Nationwide Insurance Enterprise. Mr. Brock has been with the Nationwide Insurance Enterprise for 29 years.

     JOHN R. COOK, JR. has been Senior Vice President -- Chief Communications Officer of the Company since October 1997. Mr. Cook has been Senior Vice President -- Chief Communications Officer of the Nationwide Insurance Enterprise since May 1997. Previously, Mr. Cook was Senior Vice President -- Chief Communications Officer of USAA from July 1989 to May 1997.

     PHILIP C. GATH has been Senior Vice President -- Chief Actuary of the Company since June 1998. Mr. Gath has been Senior Vice President -- Chief Actuary -- Nationwide Financial Services of the Nationwide Insurance Enterprise since May 1998. Previously, Mr. Gath was Vice President -- Product
Manager -- Individual Variable Annuity of the Company from July 1997 to May 1998. Mr. Gath was Vice President -- Individual Life Actuary from August 1989 to July 1997. Prior to that time, Mr. Gath held several positions within the Nationwide Insurance Enterprise. Mr. Gath has been with the Nationwide Insurance Enterprise for 30 years.

     RICHARD D. HEADLEY has been Senior Vice President -- Chief Information Technology Officer of the Company since October 1997. Mr. Headley has been Senior Vice President -- Chief Information Technology Officer of the Nationwide Insurance Enterprise since October 1997. Previously, Mr. Headley was Chairman and Chief Executive Officer of Banc One Services Corporation from 1992 to October 1997. From January 1975 until 1992 Mr. Headley held several positions with Banc One Corporation.

     DONNA A. JAMES has been Senior Vice President -- Human Resources of the Company since December 1997. Ms. James has been Senior Vice President -- Human Resources of the Nationwide Insurance Enterprise since December 1997. Previously, she was Vice President -- Human Resources of the Nationwide Insurance Enterprise from July 1996 to December 1997. Prior to that time Ms. James was Vice President -- Assistant to the CEO of the Nationwide Insurance Enterprise from March 1996 to July 1996. From May 1994 to March 1996 she was Associate Vice President -- Assistant to the CEO for the Nationwide Insurance Enterprise. Prior to that time Ms. James held several positions within the Nationwide Insurance Enterprise. Ms. James has been with the Nationwide Insurance Enterprise for 17 years.

     RICHARD A. KARAS has been Senior Vice President -- Sales -- Financial Services of the Company since December 1996. Mr. Karas has been Senior Vice President -- Sales -- Financial Services of the Nationwide Insurance Enterprise since March 1993. Previously, he was Vice President -- Sales -- Financial Services of the Nationwide Insurance Enterprise from February 1989 to March 1993. Prior to that time, Mr. Karas held several positions within the Nationwide Insurance Enterprise. Mr. Karas has been with the Nationwide Insurance Enterprise for 34 years.

     DOUGLAS C. ROBINETTE has been Senior Vice President -- Marketing and Product Management of the Company since May 1998. Mr. Robinette has been Senior Vice President -- Marketing and Product Management -- Nationwide Financial Services of the Nationwide Insurance Enterprise since May 1998. Previously, Mr. Robinette was Executive Vice President, Customer Services of Employers Insurance of Wausau (Wausau), a member of the Nationwide Insurance Enterprise until December 1998, from September 1996 to May 1998. Prior to that time he was Executive Vice President, Finance and Insurance Services of Wausau from May 1995 to September 1996. From November 1994 to May 1995 Mr. Robinette was Senior Vice President, Finance and Insurance Services of Wausau. From May 1993 to November 1994 he was Senior Vice President, Finance of Wausau. Prior to that time Mr. Robinette held several positions within the Nationwide Insurance Enterprise. Mr. Robinette has been with the Nationwide Insurance Enterprise for 12 years.

     SUSAN A. WOLKEN has been Senior Vice President -- Life Company Operations of the Company since July 1997. Ms. Wolken has been Senior Vice
President -- Life Company Operations of the Nationwide Insurance Enterprise since June 1997. Previously, she was Senior Vice President -- Enterprise Administration of the Nationwide Insurance Enterprise from July 1996 to June 1997. Prior to that time, she was Senior Vice President -- Human Resources of the Nationwide Insurance Enterprise from April 1995 to July 1996. From September 1993 to April 1995 Ms. Wolken was Vice President -- Human Resources of the Nationwide Insurance Enterprise. From October 1989 to September 1993 she was Vice President -- Individual Life and Health Operations of the Nationwide Insurance Enterprise. Ms. Wolken has been with the Nationwide Insurance Enterprise for 24 years.

     DENNIS W. CLICK has been Vice President -- Secretary of the Company since December 1997. Mr. Click has been Vice President -- Secretary of the Nationwide Insurance Enterprise since December 1997. Previously, he was Vice
President -- Assistant Secretary of the Company from December 1996 to December 1997. Mr. Click was Vice President -- Assistant Secretary of the Nationwide Insurance Enterprise from August 1994 to December 1997. Mr. Click was Associate Vice President and Assistant Secretary of the Nationwide Insurance Enterprise from August 1989 to August 1994. Prior to that time, he held several positions within the Nationwide Insurance Enterprise. Mr. Click has been with the Nationwide Insurance Enterprise for 38 years.

     BRUCE C. BARNES has been Vice President -- Technology Strategy and Planning of the Company and of the Nationwide Insurance Enterprise since May 1998. Previously, Mr. Barnes was Vice President -- Information Systems of the Company from February 1997 to May 1998. Mr. Barnes was Vice President -- Life Systems of the Nationwide Insurance Enterprise from May 1996 to May 1998. Previously, he was Vice President -- Investment Product Systems of Nationwide Insurance Enterprise from April 1995 to May 1996. Prior to that time, Mr. Barnes was Vice President -- Individual Investment Products/Common Systems of the Nationwide Insurance Enterprise from May 1994 to April 1995 and Associate Vice
President -- Individual Investment Products/Common Systems of NLIC from May 1992 to May 1994. Mr. Barnes was Vice President -- Information Services of PHP Benefits Systems, Inc. from January 1987 to January 1992. Mr. Barnes has been with the Nationwide Insurance Enterprise for 7 years.

     DAVID A. DIAMOND has been Vice President -- Controller of the Company since December 1996. Mr. Diamond has been Vice President -- Enterprise Controller of Nationwide Insurance Enterprise since August 1996. Previously, he was Vice President -- Controller of NLIC from October 1993 to August 1996. Prior to that time, Mr. Diamond held several positions within the Nationwide Insurance Enterprise. Mr. Diamond has been with the Nationwide Insurance Enterprise for 10 years.

     MATTHEW S. EASLEY has been Vice President -- Investment Life Actuarial of the Company since June 1998. Mr. Easley has been Vice President -- Investment Life Actuarial of the Nationwide Insurance Enterprise since June 1998. Previously, Mr. Easley was Vice President -- Marketing and Administrative Services of the Company from December 1996 to June. Mr. Easley was Vice President -- Life Marketing and Administrative Services of the Nationwide Insurance Enterprise from May 1996 to June 1998. Mr. Easley was Vice
President -- Annuity and Pension Actuarial of the Nationwide Insurance Enterprise from August 1989 to May 1996. Prior to that time, Mr. Easley held several positions within the Nationwide Insurance Enterprise. Mr. Easley has been with the Nationwide Insurance Enterprise for 16 years.

     R. DENNIS NOICE has been Vice President -- Systems of the Company since April 1998. Mr. Noice has been Vice President -- Systems -- Nationwide Financial Services of the Nationwide Insurance Enterprise since April 1998. Previously, he was Vice President -- Retail Operations of the Nationwide Insurance Enterprise from March 1997 to April 1998. Prior to that time, Mr. Noice was Vice
President -- Individual Investment Products of the Nationwide Insurance Enterprise from October 1989 to March 1997. Prior to that time, Mr. Noice held several positions within the Nationwide Insurance Enterprise. Mr. Noice has been with the Nationwide Insurance Enterprise for 27 years.

     JOSEPH P. RATH has been Vice President -- Chief Compliance Officer of the Company since April 1997. Mr. Rath has been Vice President -- Compliance for Nationwide Advisory Services, Inc. and Nationwide Investment Services Corp. since April 1997. He has also been Vice President -- Product and Market Compliance for the Nationwide Insurance Enterprise since April 1997. Previously, he was Vice President -- Associate General Counsel of the Nationwide Insurance Enterprise from October 1988 to April 1997. Prior to that time, Mr. Rath held several positions within the Nationwide Insurance Enterprise. Mr. Rath has been with the Nationwide Insurance Enterprise for 22 years.

     MARK R. THRESHER has been Vice President -- Finance and Treasurer of the Company since February 1997. Mr. Thresher has been Vice President -- Controller of NLIC since August 1996. He was Vice President and Treasurer of the Company from November 1996 to February 1997. Previously, he was Vice President and Treasurer of the Nationwide Insurance Enterprise from June 1996 to August 1996. Prior to joining the Nationwide Insurance Enterprise, Mr. Thresher served as a partner with KPMG LLP since July 1988.

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Class A Common Stock of NFS is traded on the New York Stock Exchange under the symbol "NFS". As of March 1, 1999, NFS had approximately 900 registered shareholders of Class A Common Stock.

     There is no established public trading market for the Company's Class B Common Stock. All 104,745,000 shares of Class B Common Stock are owned by Nationwide Corp.

     Information regarding the high and low sales prices of NFS Class A Common Stock and cash dividends declared on such shares, as required by this item, is set forth in the following table:

                                                                  QUARTER
                QUARTER ENDED                    HIGH     LOW      CLOSE    DIVIDENDS
                -------------                    ----     ---     -------   ---------
March 31, 1998................................  $45.75   $34.19   $43.48      $0.06
June 30, 1998.................................  $51.38   $42.19   $51.00      $0.08
September 30, 1998............................  $55.84   $41.13   $45.44      $0.08
December 31, 1998.............................  $51.69   $28.25   $51.69      $0.08
March 31, 1997................................  $28.50   $25.75   $25.75         --
June 30, 1997.................................  $29.75   $23.38   $26.75      $0.06
September 30, 1997............................  $31.94   $25.75   $27.88      $0.06
December 31, 1997.............................  $38.25   $27.00   $36.16      $0.06

     Information regarding restrictions on the ability of NFS's insurance subsidiaries to pay dividends to NFS, as required by this item, is set forth under "Item 1: Business-Regulation-Regulation of Dividends and Other Payments from Insurance Subsidiaries" above and in note 13 of the consolidated financial statements on page 74 of the 1998 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 6 SELECTED CONSOLIDATED FINANCIAL DATA

     Information required by this item is set forth in the table titled "Five Year Summary" on pages 48 and 49 of the Company's 1998 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is set forth on pages 27 through 47 of the Company's 1998 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is set forth on pages 44 through 47 of the Company's 1998 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is set forth on pages 50 through 81 (consolidated financial statements) and page 83 (independent auditors' report) of the Company's 1998 Annual Report to Shareholders, and is incorporated herein by reference. Reference is made to the index to consolidated financial statements included in Item 14.

     Financial statement schedules are included on pages 25 through 33 herein. Reference is made to the index to financial statement schedules included on page 24 herein.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" on pages 3 through 6 of the Company's 1999 Proxy Statement is incorporated herein by reference. Refer to Part I of the Form 10-K for information as to the executive officers of NFS.

ITEM 11 EXECUTIVE COMPENSATION

     Information required by this item is set forth from the heading "Executive Compensation and Other Information" on pages 7 through 18 of the Company's 1999 Proxy Statement, and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is set forth under the caption "Beneficial Ownership of Common Stock" on pages 2 and 3 of the Company's 1999 Proxy Statement, and is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is set forth under the caption "CERTAIN TRANSACTIONS" on pages 21 through 24 of the Company's 1999 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                              ANNUAL
                                                              REPORT
                                                               PAGE
                                                              ------
CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Statements of Income for the years ended
     December 31, 1998, 1997 and 1996.......................     50
  Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................     51
  Consolidated Statements of Shareholder's Equity for the
     years ended December 31, 1998, 1997 and 1996...........     52
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996.......................     53
  Notes to Consolidated Financial Statements................  54-81
  Independent Auditors' Report..............................     83
                                                               FORM
                                                               10-K
                                                               PAGE
                                                              -----
INDEX TO FINANCIAL STATEMENT SCHEDULES......................     24
EXHIBIT INDEX...............................................     34
REPORTS ON FORM 8-K:
  On October 15, 1998, NFS filed a Current Report on Form
     8-K concerning NFS's announcement of the offering of
     $200 million of Trust Preferred Securities.
  On October 19, 1998, NFS filed a Current Report on Form
     8-K concerning NFS's announcement that it had ended
     discussions with UAM regarding the possible acquisition
     of UAM's investment management affiliate, Pilgrim
     Baxter & Associates.
  On October 23, 1998, NFS filed a Current Report on Form
     8-K to file certain exhibits related to NFS's $200
     million Trust Preferred Securities.
  On February 10, 1999 NFS filed a Current Report on Form
     8-K announcing the expansion of its $20 billion
     investment management business by establishing an
     investment management company that will be led by Paul
     Hondros, an industry leader.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONWIDE FINANCIAL SERVICES, INC.
                                          (Registrant)

                                          By /s/ DIMON R. MCFERSON
                                                 -------------------
                                            Dimon R. McFerson, Chairman and
                                            Chief Executive
                                             Officer -- Nationwide
                                            Insurance Enterprise

Date: March 3, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DIMON R. MCFERSON            March 3, 1999
------------------------------  ----------------
Dimon R. McFerson, Chairman           Date
and Chief Executive Officer --
Nationwide Insurance
Enterprise and Director

/s/ JAMES G. BROCKSMITH, JR.     March 8, 1999
------------------------------  ----------------
James G. Brocksmith, Jr.,             Date
Director

/s/ HENRY S. HOLLOWAY            March 8, 1999
------------------------------  ----------------
Henry S. Holloway, Director           Date

/s/ DONALD L. MCWHORTER          March 7, 1999
------------------------------  ----------------
Donald L. McWhorter, Director         Date

/s/ JAMES F. PATTERSON           March 2, 1999
------------------------------  ----------------
James F. Patterson, Director          Date

/s/ ARDEN L. SHISLER             March 2, 1999
------------------------------  ----------------
Arden L. Shisler, Director            Date

/s/ MARK R. THRESHER            February 9, 1999
------------------------------  ----------------
Mark R. Thresher, Vice                Date
President -- Finance and
Treasurer (Chief Accounting
Officer)

/s/ JOSEPH J. GASPER            February 2, 1999
------------------------------  ----------------
Joseph J. Gasper, President           Date
and Chief Operating Officer
and Director

/s/ CHARLES L. FUELLGRAF, JR     March 2, 1999
------------------------------  ----------------
Charles L. Fuellgraf, Jr.,            Date
Director

/s/ LYDIA MICHEAUX MARSHALL      March 7, 1999
------------------------------  ----------------
Lydia Micheaux Marshall,              Date
Director

/s/ DAVID O. MILLER              March 2, 1999
------------------------------  ----------------
David O. Miller, Director             Date

/s/ GERALD D. PROTHRO            March 19, 1999
------------------------------  ----------------
Gerald D. Prothro, Director           Date

/s/ ROBERT A. OAKLEY            February 9, 1999
------------------------------  ----------------
Robert A. Oakley, Executive           Date
Vice President -- Chief
Financial Officer

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                             PAGE
                                                                             ----
Independent Auditors' Report on Financial Statement Schedules............       25
Schedule I   Consolidated Summary of Investments -- Other Than
               Investments in Related Parties as of December 31, 1998....       26
Schedule II  Condensed Financial Information of Registrant...............    27-30
Schedule
  III        Supplementary Insurance Information as of December 31, 1998,
               1997 and 1996 and for each of the years then ended........       31
Schedule IV  Reinsurance as of December 31, 1998, 1997 and 1996 and for
               each of the years then ended..............................       32
Schedule V   Valuation and Qualifying Accounts for the years ended
               December 31, 1998, 1997 and 1996..........................       33

     All other schedules are omitted because they are not applicable or not required, or because the required information has been included in the audited consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT
                        ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors
Nationwide Financial Services, Inc.:

     Under date of January 29, 1999, we reported on the consolidated balance sheets of Nationwide Financial Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Columbus, Ohio
January 29, 1999

                                                                      SCHEDULE I

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED SUMMARY OF INVESTMENTS -
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                            (IN MILLIONS OF DOLLARS)

                            AS OF DECEMBER 31, 1998

------------------------------------------------------------  ---------   ---------   -------------
                          COLUMN A                            COLUMN B    COLUMN C      COLUMN D
------------------------------------------------------------  ---------   ---------   -------------
                                                                                        AMOUNT AT
                                                                                       WHICH SHOWN
                                                                                         IN THE
                                                                           MARKET     CONSOLIDATED
                     TYPE OF INVESTMENT                         COST        VALUE     BALANCE SHEET
                     ------------------                         ----       ------     -------------
Fixed maturity securities available-for-sale:
  Bonds:
     U.S. Government and government agencies and
       authorities..........................................  $ 3,716.4   $ 3,831.2     $ 3,831.2
     States, municipalities and political subdivisions......        1.6         1.6           1.6
     Foreign governments....................................      106.5       111.0         111.0
     Public utilities.......................................    1,456.9     1,475.8       1,475.8
     All other corporate....................................    8,442.7     8,828.3       8,828.3
                                                              ---------   ---------     ---------
       Total fixed maturity securities available-for-sale...   13,724.1    14,247.9      14,247.9
                                                              ---------   ---------     ---------
Equity securities available-for-sale:
  Common stocks:
     Industrial, miscellaneous and all other................      116.9       134.0         134.0
  Non-redeemable preferred stock............................         --          --            --
                                                              ---------   ---------     ---------
       Total equity securities available-for-sale...........      116.9       134.0         134.0
                                                              ---------   ---------     ---------
Mortgage loans on real estate, net..........................    5,371.7                   5,328.4(1)
Real estate, net:
  Investment properties.....................................      184.6                     186.8(1)
  Acquired in satisfaction of debt..........................       60.0                      56.8(1)
Policy loans................................................      464.3                     464.3
Other long-term investments.................................       43.1                      44.0(2)
Short-term investments......................................      478.3                     478.3
                                                              ---------                 ---------
       Total investments....................................  $20,443.0                 $20,940.5
                                                              =========                 =========

---------------
(1) Difference from Column B is primarily due to valuation allowances due to impairments on mortgage loans on real estate and due to accumulated depreciation and valuation allowances due to impairments on real estate. See note 3 to the consolidated financial statements.

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

                                                                     SCHEDULE II

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           (IN THOUSANDS OF DOLLARS)

                            CONDENSED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1998          1997
                                                                   ----          ----
ASSETS
Investment in subsidiaries..................................    $2,867,887    $2,474,386
Short-term investments......................................       172,231        67,534
Cash........................................................           846            --
Accrued investment income...................................         1,268           762
Other assets................................................        40,410         8,704
                                                                ----------    ----------
                                                                $3,082,642    $2,551,386
                                                                ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt..............................................    $  607,670    $  401,469
Other liabilities...........................................        27,443        25,754
                                                                ----------    ----------
                                                                   635,113       427,223
                                                                ----------    ----------
Shareholders' equity........................................     2,447,529     2,124,163
                                                                ----------    ----------
                                                                $3,082,642    $2,551,386
                                                                ==========    ==========

                         CONDENSED STATEMENT OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                  1998           1997
                                                                  ----           ----
Revenues:
  Dividends received from subsidiaries......................    $103,000       $850,000
  Investment income.........................................       4,467          3,965
  Realized losses on investments............................     (10,589)            --
  Other.....................................................          79             --
                                                                --------       --------
                                                                  96,957        853,965
                                                                --------       --------
Expenses:
  Interest expense on long-term debt........................      35,587         26,111
  Other operating expenses..................................       3,175            510
                                                                --------       --------
                                                                  38,762         26,621
                                                                --------       --------
     Income before federal income tax benefit...............      58,195        827,344
Federal income tax benefit..................................      15,459          7,930
                                                                --------       --------
     Income before equity in net income of subsidiaries.....      73,654        835,274
Equity in undistributed net income of subsidiaries..........     258,716       (570,093)
                                                                --------       --------
       Net income...........................................    $332,370       $265,181
                                                                ========       ========

See accompanying notes to condensed financial statements and independent auditors' report.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           (IN THOUSANDS OF DOLLARS)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                  1998           1997
                                                                  ----           ----
Cash flows from operating activities:
  Net income................................................    $332,370       $265,181
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in net income of subsidiaries...................    (258,716)      (279,907)
     Amortization...........................................       1,281             --
     Realized losses on investments.........................      10,589             --
     Other, net.............................................     (27,349)        17,502
                                                                --------       --------
       Net cash provided by operating activities............      58,175          2,776
                                                                --------       --------
Cash flows from investing activities:
  Cash paid to acquire companies and capital contributed to
     subsidiaries...........................................    (105,970)      (839,873)
  Other, net................................................    (115,286)       (67,534)
                                                                --------       --------
       Net cash used in investing activities................    (221,256)      (907,407)
                                                                --------       --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock................          --        524,191
  Net proceeds from issuance of long-term debt..............     199,901        395,862
  Cash dividends paid.......................................     (35,990)       (15,423)
  Other.....................................................          16             --
                                                                --------       --------
       Net cash provided by financing activities............     163,927        904,630
                                                                --------       --------
Net increase (decrease) in cash.............................         846             (1)
Cash, beginning of year.....................................          --              1
                                                                --------       --------
Cash, end of year...........................................    $    846       $     --
                                                                ========       ========

See accompanying notes to condensed financial statements and independent auditors' report.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
    SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT, CONTINUED
                           (IN THOUSANDS OF DOLLARS)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) ORGANIZATION AND PRESENTATION

     Nationwide Financial Services, Inc. (NFS) was formed in November 1996 as a holding company for Nationwide Life Insurance Company (NLIC) and the other companies within the Nationwide Insurance Enterprise that offer or distribute long-term savings and retirement products. On March 11, 1997, NFS sold, in an initial public offering, 23.6 million shares of its newly-issued Class A common stock for net proceeds of $524,191 (the Equity Offering). In March 1997, NFS also sold, in companion public offerings, $300,000 of 8% Senior Notes (the Notes) and, Nationwide Financial Services Capital Trust (NFSCT), a wholly owned subsidiary of NFS, issued $100,000 of 7.899% Capital Securities (the Capital Securities). Concurrent with the sale of the Capital Securities by NFSCT, NFS sold to NFSCT $103,093 in principal amount of its 7.899% Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures). Aggregate net proceeds from the Equity Offering, the offering of the Notes and the sale of the 7.899% Junior Subordinated Debentures totaled $920,053. NFS contributed $836,780 and $3,093 of the proceeds to the capital of NLIC and NFSCT, respectively, and retained $80,180 of the proceeds for general corporate purposes.

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

(2) LONG-TERM DEBT AND GUARANTEES

     Long-term debt outstanding as of December 31, 1998 and 1997 consists of the following:

                                                                  1998        1997
                                                                  ----        ----
8% Senior Notes due March 1, 2027 (net of unamortized
  discount of $1,609 in 1998 and $1,624 in 1997)............    $298,391    $298,376
7.899% Junior Subordinated Deferrable Interest Debentures
  due March 1, 2037.........................................     103,093     103,093
7.10% Junior Subordinated Deferrable Interest Debentures due
  October 31, 2028..........................................     206,186          --
                                                                --------    --------
                                                                $607,670    $401,469
                                                                ========    ========

See accompanying independent auditors' report

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
    SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT, CONTINUED
                           (IN THOUSANDS OF DOLLARS)
               NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED

     The Notes are redeemable in whole or in part, at the option of NFS, at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The Notes are not subject to any sinking fund payments. The terms of the Notes contain various restrictive covenants including limitations on the disposition of subsidiaries. As of December 31, 1998, NFS was in compliance with all such covenants. NFS made interest payments on the Notes of $24,000 and $11,400 in 1998 and 1997, respectively.

     The 7.899% Junior Subordinated Debentures are redeemable by NFS in whole at any time or in part from time to time at par plus an applicable make-whole premium. The 7.899% Junior Subordinated Debentures will mature or be called simultaneously with the Capital Securities. The Capital Securities, through obligations of NFS under the 7.899% Junior Subordinated Debentures, the Capital Securities Guarantee Agreement and the related Declaration of Trust and Indenture, are fully and unconditionally guaranteed by NFS. NFS made interest payments on the 7.899% Junior Subordinated Debentures of $8,143 and $3,845 in 1998 and 1997, respectively.

     On October 19, 1998, Nationwide Financial Services Capital Trust II (NFSCTII) sold, in a public offering, $200,000 of 7.10% Trust Preferred Securities representing preferred undivided beneficial interests in the assets of NFSCTII generating net proceeds of $193,700. Concurrent with the sale of the Preferred Securities, NFS sold to Trust II $206,186 of 7.10% Junior Subordinated Debentures due October 31, 2028. The 7.10% Junior Subordinated Debentures are the sole assets of NFSCTII and are redeemable, in whole or in part, on or after October 19, 2003 at a redemption price equal to the principal amount to be redeemed plus any accrued and unpaid interest. The Preferred Securities have a liquidation amount of $25 per security and must be redeemed by NFSCTII when the 7.10% Junior Subordinated Debentures mature or are redeemed by NFS.

     The Preferred Securities, through obligations of NFS under the 7.10% Junior Subordinated Debentures, the Preferred Securities Guarantee Agreement and the related Amended and Restated Declaration of Trust, are fully and unconditionally guaranteed by NFS. Distributions on the Preferred Securities are cumulative and payable quarterly beginning January 31, 1999.

See accompanying independent auditors' report.

                                                                    SCHEDULE III

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
                            (IN MILLIONS OF DOLLARS)

  AS OF DECEMBER 31, 1998, 1997 AND 1996 AND FOR EACH OF THE YEARS THEN ENDED

-------------------------  --------------   -------------------   ------------------   ------------------   --------
        COLUMN A              COLUMN B           COLUMN C              COLUMN D             COLUMN E        COLUMN F
-------------------------  --------------   -------------------   ------------------   ------------------   --------
                              DEFERRED         FUTURE POLICY                              OTHER POLICY
                               POLICY        BENEFITS, LOSSES,         UNEARNED            CLAIMS AND
                            ACQUISITION         CLAIMS AND             PREMIUMS         BENEFITS PAYABLE    PREMIUM
         SEGMENT               COSTS           LOSS EXPENSES             (1)                  (1)           REVENUE
         -------            -----------      -----------------         --------         ----------------    -------
1998: Variable
  Annuities..............     $1,247.9           $      --                                                  $     --
  Fixed Annuities........        316.8            14,597.4                                                      23.1
  Life Insurance.........        574.2             3,173.9                                                     176.9
  Corporate and Other....       (116.6)            2,000.9                                                        --
                              --------           ---------                                                  --------
  Total..................     $2,022.3           $19,772.2                                                  $  200.0
                              ========           =========                                                  ========
1997: Variable
  Annuities..............     $1,018.4           $      --                                                  $     --
  Fixed Annuities........        277.9            14,103.1                                                      27.3
  Life Insurance.........        472.9             2,683.4                                                     178.1
  Corporate and Other....       (103.8)            1,916.3                                                        --
                              --------           ---------                                                  --------
     Total...............     $1,665.4           $18,702.8                                                  $  205.4
                              ========           =========                                                  ========
1996: Variable
  Annuities..............     $  792.1           $      --                                                  $     --
  Fixed Annuities........        242.0            13,388.9                                                      24.0
  Life Insurance.........        414.4             2,391.5                                                     174.6
  Corporate and Other....        (82.0)            1,820.2                                                        --
                              --------           ---------                                                  --------
     Total...............     $1,366.5           $17,600.6                                                  $  198.6
                              ========           =========                                                  ========

-------------------------  --------------   -------------------   ------------------   ------------------   --------
        COLUMN A              COLUMN G           COLUMN H              COLUMN I             COLUMN J        COLUMN K
-------------------------  --------------   -------------------   ------------------   ------------------   --------
                           NET INVESTMENT    BENEFITS, CLAIMS,       AMORTIZATION            OTHER
                               INCOME           LOSSES AND        OF DEFERRED POLICY   OPERATING EXPENSES   PREMIUMS
         SEGMENT                (2)         SETTLEMENT EXPENSES   ACQUISITION COSTS           (2)           WRITTEN
-------------------------  --------------   -------------------   ------------------   ------------------   --------
1998: Variable
  Annuities..............     $  (31.3)          $     3.5              $123.9               $183.7
  Fixed Annuities........      1,116.6               847.6                44.2                 85.2
  Life Insurance.........        231.6               268.7                46.5                101.7
  Corporate and Other....        169.9               125.0                  --                101.5
                              --------           ---------              ------               ------
     Total...............     $1,486.8           $ 1,244.8              $214.6               $472.1
                              ========           =========              ======               ======
1997: Variable
  Annuities..............     $  (26.8)          $     5.9              $ 87.8               $159.4
  Fixed Annuities........      1,098.2               846.7                39.8                 85.4
  Life Insurance.........        189.1               227.5                39.6                 94.5
  Corporate and Other....        153.4               114.7                  --                 63.4
                              --------           ---------              ------               ------
       Total.............     $1,413.9           $ 1,194.8              $167.2               $402.7
                              ========           =========              ======               ======
1996: Variable
  Annuities..............     $  (21.4)          $     4.6              $ 57.4               $132.3
  Fixed Annuities........      1,050.6               838.5                38.6                 79.7
  Life Insurance.........        174.0               211.4                37.4                 79.0
  Corporate and Other....        154.6               106.1                  --                 62.5
                              --------           ---------              ------               ------
       Total.............     $1,357.8           $ 1,160.6              $133.4               $353.5
                              ========           =========              ======               ======

---------------
(1) Unearned premiums and other policy claims and benefits payable are included in Column C amounts.

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

                                                                     SCHEDULE IV

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  REINSURANCE
                            (IN MILLIONS OF DOLLARS)

  AS OF DECEMBER 31, 1998, 1997 AND 1996 AND FOR EACH OF THE YEARS THEN ENDED

-------------------------------------------  ---------   ---------   --------   ---------   ----------
                 COLUMN A                    COLUMN B    COLUMN C    COLUMN D   COLUMN E     COLUMN F
-------------------------------------------  ---------   ---------   --------   ---------   ----------
                                                                     ASSUMED                PERCENTAGE
                                                         CEDED TO      FROM                 OF AMOUNT
                                               GROSS       OTHER      OTHER        NET       ASSUMED
                                              AMOUNT     COMPANIES   COMPANIES   AMOUNT       TO NET
                                             ---------   ---------    ------    ---------      ----
1998:
  Life insurance in force..................  $63,215.9   $17,413.4    $ 28.0    $45,830.5      0.1%
                                             =========   =========    ======    =========      ====
  Premiums:
     Life insurance........................  $   225.4   $    27.4    $  2.0    $   200.0      1.0%
     Accident and health insurance.........      169.7       179.4       9.7           --       N/A
                                             ---------   ---------    ------    ---------      ----
       Total...............................  $   395.1   $   206.8    $ 11.7    $   200.0      5.8%
                                             =========   =========    ======    =========      ====
1997:
  Life insurance in force..................  $52,648.4   $13,678.7    $289.7    $39,259.4      0.7%
                                             =========   =========    ======    =========      ====
  Premiums:
     Life insurance........................  $   235.9   $    32.7    $  2.2    $   205.4      1.1%
     Accident and health insurance.........      261.2       272.6      11.4           --       N/A
                                             ---------   ---------    ------    ---------      ----
       Total...............................  $   497.1   $   305.3    $ 13.6    $   205.4      6.6%
                                             =========   =========    ======    =========      ====
1996:
  Life insurance in force..................  $47,150.6   $11,164.6    $288.6    $36,274.6      0.8%
                                             =========   =========    ======    =========      ====
  Premiums:
     Life insurance........................  $   225.6   $    29.3    $  2.3    $   198.6      1.2%
     Accident and health insurance.........      291.9       305.8      13.9           --       N/A
                                             ---------   ---------    ------    ---------      ----
       Total...............................  $   517.5   $   335.1    $ 16.2    $   198.6      8.2%
                                             =========   =========    ======    =========      ====

---------------
Note: The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.

See accompanying independent auditors' report.

                                                                      SCHEDULE V

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                            (IN MILLIONS OF DOLLARS)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------  ----------   ----------   ----------   ----------   ----------
                  COLUMN A                     COLUMN B     COLUMN C     COLUMN D     COLUMN E     COLUMN F
--------------------------------------------  ----------   ----------   ----------   ----------   ----------
                                              BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                              BEGINNING    COSTS AND      OTHER      DEDUCTIONS     END OF
                DESCRIPTION                   OF PERIOD     EXPENSES     ACCOUNTS       (1)         PERIOD
--------------------------------------------    -----        ------        ---         -----        -----
1998:
  Valuation allowances -- fixed maturity
     securities.............................    $  --        $  7.5        $--         $  --        $ 7.5
  Valuation allowances -- mortgage loans on
     real estate............................     42.5          (0.1)        --            --         42.4
  Valuation allowances -- real estate.......     11.1          (5.7)        --            --          5.4
                                                -----        ------        ---         -----        -----
     Total..................................    $53.6        $  1.7        $--         $  --        $55.3
                                                =====        ======        ===         =====        =====
1997:
  Valuation allowances -- fixed maturity
     securities.............................    $  --        $ 16.2        $--         $16.2        $  --
  Valuation allowances -- mortgage loans on
     real estate............................     51.0          (1.2)        --           7.3         42.5
  Valuation allowances -- real estate.......     15.2          (4.1)        --            --         11.1
                                                -----        ------        ---         -----        -----
     Total..................................    $66.2        $ 10.9        $--         $23.5        $53.6
                                                =====        ======        ===         =====        =====
1996:
  Valuation allowances -- mortgage loans on
     real estate............................    $49.1        $  4.5        $--         $ 2.6        $51.0
  Valuation allowances -- real estate.......     25.8         (10.6)        --            --         15.2
                                                -----        ------        ---         -----        -----
     Total..................................    $74.9        $ (6.1)       $--         $ 2.6        $66.2
                                                =====        ======        ===         =====        =====

---------------
(1) Amounts represent direct write-downs charged against the valuation allowance.

See accompanying independent auditors' report.

                                 EXHIBIT INDEX

EXHIBIT
-------
 3.1     Form of Restated Certificate of Incorporation of Nationwide
         Financial Services, Inc. (previously filed as Exhibit 3.1 to
         Form S-1, Registration Number 333-18527, filed March 5,
         1997, and incorporated herein by reference)
 3.2     Form of Restated Bylaws of Nationwide Financial Services,
         Inc. (previously filed as Exhibit 3.2 to Form S-1,
         Registration Number 333-18527, filed March 5, 1997, and
         incorporated herein by reference)
 4.1     Form of Indenture relating to the Notes, including the form of Global Note and the form of Definitive Note (previously filed as Exhibit 4.1 to Form S-1, Registration Number
         333-18527, filed March 5, 1997, and incorporated herein by reference)
 4.2     Form of Indenture relating to the Junior Subordinated
         Deferrable Interest Debentures due 2037 of Nationwide
         Financial Services, Inc. (previously filed as Exhibit 4.1 to
         Form S-1, Registration Number 333-18533, filed March 5,
         1997, and incorporated herein by reference)
 4.3     Subordinated Indenture relating to the Junior Subordinated
         Debentures due 2028 of Nationwide Financial Services, Inc.
         (previously filed as Exhibit 4.2 to Form 8-K, Commission
         File No. 1-12785, filed October 23, 1998, and incorporated herein by reference)
 4.4     First Supplemental Indenture relating to the Junior
         Subordinated Debentures due 2028 of Nationwide Financial
         Services, Inc. (previously filed as Exhibit 4.3 to Form 8-K,
         Commission File No. 1-12785, filed October 23, 1998, and
         incorporated herein by reference)
10.1     Form of Intercompany Agreement among Nationwide Mutual
         Insurance Company, Nationwide Corporation and Nationwide
         Financial Services, Inc. (previously filed as Exhibit 10.1 to Form S-1, Registration Number 333-18527, filed March 5,
         1997, and incorporated herein by reference)
10.2     Form of Tax Sharing Agreement among Nationwide Mutual
         Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance Company
         (previously filed as Exhibit 10.2 to Form S-1, Registration
         Number 333-18527, filed March 5, 1997, and incorporated
         herein by reference)
10.2.1   First Amendment to the Tax Sharing Agreement among
         Nationwide Mutual Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance
         Company (previously filed as Exhibit 10.2 to Form 10-K,
         Commission File Number 1-12785, filed March 31, 1998, and
         incorporated herein by reference)
10.3     Form of First Amendment to Cost Sharing Agreement among
         parties named therein (previously filed as Exhibit 10.3 to
         Form S-1, Registration Number 333-18527, filed March 5,
         1997, and incorporated herein by reference)
10.4     Modified Coinsurance Agreement between Nationwide Life
         Insurance Company and Nationwide Mutual Insurance Company
         (previously filed as Exhibit 10.4 to Form S-1, Registration
         Number 333-18527, filed March 5, 1997, and incorporated
         herein by reference)
10.5     Modified Coinsurance Agreement between Employers Life
         Insurance Company of Wausau and Nationwide Life Insurance
         Company (previously filed as Exhibit 10.5 to Form S-1,
         Registration Number 333-18527, filed March 5, 1997, and
         incorporated herein by reference)
10.6     Credit Facility, dated August 12, 1996, among Nationwide
         Life Insurance Company, Nationwide Mutual Insurance Company,
         the banks named therein and Morgan Guaranty Trust Company of
         New York, the administrative agent (previously filed as
         Exhibit 10.6 to Form S-1, Registration Number 333-18527,
         filed March 5, 1997, and incorporated herein by reference)
10.6.1   Amendment dated as of September 8, 1997 to the Credit
         Agreement dated as of August 12, 1996 among Nationwide
         Mutual Insurance Company, Nationwide Life Insurance Company,
         the Banks party thereto and Morgan Guaranty Trust Company of
         New York, as administrative agent (previously filed as
         Exhibit 10(a) to Quarterly Report on Form 10-Q for the
         quarterly period ended September 30, 1997, and incorporated herein by reference)

EXHIBIT
-------
10.7     Form of Lease Agreement between Nationwide Mutual Insurance
         Company, Nationwide Life Insurance Company, Nationwide Life
         and Annuity Insurance Company and Nationwide Financial
         Services, Inc. (previously filed as Exhibit 10.7 to Form
         S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)
10.8     Form of Nationwide Financial Services, Inc. 1996 Long-Term
         Equity Compensation Plan (previously filed as Exhibit 10.8 to Form S-1, Registration Number 333-18527, filed March 5,
         1997, and incorporated herein by reference)
10.9     General Description of Nationwide Insurance Enterprise
         Executive Incentive Plan (previously filed as Exhibit 10.9 to Form S-1, Registration Number 333-18527, filed March 5,
         1997, and incorporated herein by reference)
10.10    General Description of Nationwide Insurance Enterprise
         Management Incentive Plan (previously filed as Exhibit 10.10 to Form S-1, Registration Number 333-18527, filed March 5,
         1997, and incorporated herein by reference)
10.11    Nationwide Insurance Enterprise Excess Benefit Plan
         effective as of December 31, 1996 (previously filed as
         Exhibit 10.11 to Form S-1, Registration Number 333-18527,
         filed March 5, 1997, and incorporated herein by reference)
10.12    Nationwide Insurance Enterprise Supplemental Retirement Plan
         effective as of December 31, 1996 (previously filed as
         Exhibit 10.12 to Form S-1, Registration Number 333-18527,
         filed March 5, 1997, and incorporated herein by reference)
10.13    Nationwide Salaried Employees Severance Pay Plan (previously filed as Exhibit 10.13 to Form S-1, Registration Number
         333-18527, filed March 5, 1997, and incorporated herein by reference)
10.14    Nationwide Insurance Enterprise Supplemental Defined
         Contribution Plan effective as of January 1, 1996
         (previously filed as Exhibit 10.14 to Form S-1, Registration
         Number 333-18527, filed March 5, 1997, and incorporated
         herein by reference)
10.15    General Description of Nationwide Insurance Enterprise
         Individual Deferred Compensation Program (previously filed as Exhibit 10.15 to Form S-1, Registration Number 333-18527,
         filed March 5, 1997, and incorporated herein by reference)
10.16    General Description of Nationwide Mutual Insurance Company
         Directors Deferred Compensation Program (previously filed as
         Exhibit 10.16 to Form S-1, Registration Number 333-18527,
         filed March 5, 1997, and incorporated herein by reference)
10.17    Deferred Compensation Agreement, dated as of September 3,
         1979, between Nationwide Mutual Insurance Company and D.
         Richard McFerson (previously filed as Exhibit 10.17 to Form
         S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)
10.18    Nationwide Financial Services, Inc. Stock Retainer Plan for
         Non-Employee Directors (previously filed as Exhibit 10.18 to
         Form S-1, Registration Number 333-18527, filed March 5,
         1997, and incorporated herein by reference)
12       Computation of Ratio of Earnings to Fixed Charges
13       Pages 27-81 and page 83 of the Company's 1998 Annual Report to Shareholders
21       Subsidiaries of the Registrant
23       Consent of KPMG LLP, Independent Auditors
27       Financial Data Schedule (electronic filing only)

---------------
All other exhibits referenced by Item 601 of Regulation S-K are not required under the related instructions or are inapplicable and therefore have been omitted.