Form 10-Q
period 1999-03-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 1999-05-14
CIK 1029786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999        COMMISSION FILE NO. 1-12785


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

The number of shares outstanding of each of the registrant's classes of common stock on May 1, 1999 was as follows:

         CLASS A COMMON STOCK (par value $0.01 per share) - 23,775,516 shares issued and outstanding (Title of Class)

         CLASS B COMMON STOCK (par value $0.01 per share) - 104,745,000 shares issued and outstanding (Title of Class)

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX





PART I       FINANCIAL INFORMATION
             Item 1      Unaudited Consolidated Financial Statements                                                     3

             Item 2      Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                                       11

             Item 3      Quantitative and Qualitative Disclosures About Market Risk                                     25

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                                              26

             Item 2      Changes in Securities                                                                          26

             Item 3      Defaults Upon Senior Securities                                                                27

             Item 4      Submission of Matters to a Vote of Security Holders                                            27

             Item 5      Other Information                                                                              27

             Item 6      Exhibits and Reports on Form 8-K                                                               27

SIGNATURE                                                                                                               28

                         PART I - FINANCIAL INFORMATION

ITEM 1      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
                     (in millions, except per share amounts)


                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                            ------------------------
                                                                                              1999           1998
                                                                                              ----           ----
REVENUES
  Policy charges                                                                            $ 206.2       $   159.0
  Life insurance premiums                                                                      53.5            53.2
  Net investment income                                                                       365.6           365.8
  Realized (losses) gains on investments                                                       (5.4)           16.6
  Other                                                                                        37.2            19.7
                                                                                            -------         -------
                                                                                              657.1           614.3
                                                                                            -------         -------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances                                          263.8           261.9
  Other benefits and claims                                                                    50.5            46.3
  Policyholder dividends on participating policies                                             10.1            10.8
  Amortization of deferred policy acquisition costs                                            60.7            47.7
  Interest expense on debt and capital and preferred securities of subsidiary trusts           11.8             8.0
  Other operating expenses                                                                    128.5           107.5
                                                                                            -------         -------
                                                                                              525.4           482.2
                                                                                            -------         -------

    Income before federal income tax expense                                                  131.7           132.1
Federal income tax expense                                                                     43.9            45.4
                                                                                            -------         -------
    Net income                                                                              $  87.8         $  86.7
                                                                                            =======         =======

NET INCOME PER COMMON SHARE
  Basic                                                                                     $  0.68         $  0.67
  Diluted                                                                                   $  0.68         $  0.67

Weighted average common shares outstanding                                                    128.5           128.5
Weighted average diluted common shares outstanding                                            128.6           128.6


See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                     (in millions, except per share amounts)

                                                                                    (UNAUDITED)      DECEMBER 31,
                                                                                  MARCH 31, 1999        1998
                                                                                  --------------   --------------
ASSETS
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity securities (cost $13,728.6 in 1999; $13,724.1 in 1998)           $14,101.2         $14,247.9
    Equity securities (cost $113.7 in 1999; $116.9 in 1998)                             133.1             134.0
  Mortgage loans on real estate, net                                                  5,364.6           5,328.4
  Real estate, net                                                                      244.3             243.6
  Policy loans                                                                          478.9             464.3
  Other long-term investments                                                            65.4              44.0
  Short-term investments                                                                483.2             478.3
                                                                                    ---------         ---------
                                                                                     20,870.7          20,940.5
                                                                                    ---------         ---------

Cash                                                                                     33.1              24.5
Accrued investment income                                                               229.9             218.7
Deferred policy acquisition costs                                                     2,143.6           2,022.3
Other assets                                                                            615.5             529.4
Assets held in separate accounts                                                     53,469.9          50,935.8
                                                                                    ---------         ---------
                                                                                    $77,362.7         $74,671.2
                                                                                    =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits and claims                                                   $19,908.3         $19,772.2
Long-term debt                                                                          298.4             298.4
Other liabilities                                                                       933.7             917.3
Liabilities related to separate accounts                                             53,469.9          50,935.8
                                                                                    ---------         ---------
                                                                                     74,610.3          71,923.7
                                                                                    ---------         ---------
NFS-obligated mandatorily redeemable capital and preferred securities
  of subsidiary trusts holding solely junior subordinated debentures of NFS             300.0             300.0
                                                                                    ---------         ---------

Shareholders' equity:
  Preferred stock, $.01 par value. Authorized 50.0 million shares; no shares
    issued and outstanding                                                               --                --
  Class A common stock, $.01 par value. Authorized 750.0 million shares,
    23.8 million shares issued and outstanding                                            0.2               0.2
  Class B common stock, $.01 par value. Authorized 750.0 million shares,
    104.7 million shares issued and outstanding                                           1.0               1.0
  Additional paid-in capital                                                            635.1             629.5
  Retained earnings                                                                   1,618.9           1,541.5
  Accumulated other comprehensive income                                                198.3             275.9
  Other                                                                                  (1.1)             (0.6)
                                                                                    ---------         ---------
                                                                                      2,452.4           2,447.5
                                                                                    ---------         ---------
                                                                                    $77,362.7         $74,671.2
                                                                                    =========         =========

See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                   Three Months Ended March 31, 1999 and 1998
                                  (in millions)




                                                                                         ACCUMULATED
                                     CLASS A      CLASS B                                  OTHER                         TOTAL
                                      COMMON      COMMON      PAID-IN      RETAINED     COMPREHENSIVE                 SHAREHOLDERS'
                                      STOCK        STOCK      CAPITAL      EARNINGS        INCOME           OTHER       EQUITY
                                  ------------  ----------  ----------  -------------  ---------------  ------------ -------------
BALANCE, JANUARY 1, 1998              $ 0.2        $ 1.0       $ 629.2    $ 1,247.8       $ 247.1           $ (1.1)    $ 2,124.2

Comprehensive income:
    Net income                         --           --            --           86.7          --               --            86.7
    Net unrealized losses on
    securities available-for-sale
    arising during the period          --           --            --           --           (11.1)            --           (11.1)
                                                                                                                     -----------
    Total comprehensive income                                                                                              75.6
                                                                                                                     -----------
Cash dividends declared                --           --            --           (7.7)          -               --            (7.7)
Other, net                             --           --            --           --             -                0.2           0.2
                                  ------------  ----------  ----------  -------------  ---------------  ------------ -----------
BALANCE, MARCH 31, 1998               $ 0.2        $ 1.0       $ 629.2    $ 1,326.8       $ 236.0           $ (0.9)    $ 2,192.3
                                  ============  ==========  ==========  =============  ===============  ============ ===========

BALANCE, JANUARY 1, 1999              $ 0.2        $ 1.0       $ 629.5    $ 1,541.5       $ 275.9           $ (0.6)    $ 2,447.5

Comprehensive income:
    Net income                         --           --            --           87.8          --               --            87.8
    Net unrealized losses on
      securities available-for-sale
      arising during the period       --           --            --           --           (77.6)            --            (77.6)
                                                                                                                     -----------
    Total comprehensive income                                                                                              10.2
                                                                                                                     -----------
Cash dividends declared                --           --            --          (10.4)         --               --           (10.4)
Other, net                             --           --             5.6         --            --               (0.5)          5.1
                                  ------------  ---------  -----------  -------------  ---------------  ------------ -----------
BALANCE, MARCH 31, 1999               $ 0.2        $ 1.0       $ 635.1    $ 1,618.9       $ 198.3           $ (1.1)    $ 2,452.4
                                  ============  =========  ===========  =============  ===============  ============ ===========

See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                   Three Months Ended March 31, 1999 and 1998
                                  (in millions)

                                                                                              1999           1998
                                                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                 $  87.8        $  86.7
  Adjustments to reconcile net income to net cash provided by operating activities:
    Interest credited to policyholder account balances                                         263.8          261.9
    Capitalization of deferred policy acquisition costs                                       (152.4)        (131.2)
    Amortization of deferred policy acquisition costs                                           60.7           47.7
    Amortization and depreciation                                                                2.6           (2.3)
    Realized losses (gains) on investments                                                       5.4          (16.6)
    Increase in accrued investment income                                                      (11.2)         (12.8)
    (Increase) decrease in other assets                                                        (64.1)           5.1
    Increase (decrease) in policy liabilities                                                    7.0          (97.7)
    Increase in other liabilities                                                               58.1           78.6
    Other, net                                                                                   3.5           (2.9)
                                                                                             -------        -------
      Net cash provided by operating activities                                                261.2          216.5
                                                                                             -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available-for-sale                                      524.1          442.1
  Proceeds from sale of securities available-for-sale                                          143.3          224.4
  Proceeds from maturity of securities held to maturity                                         --              6.0
  Proceeds from repayments of mortgage loans on real estate                                     89.4          241.0
  Proceeds from sale of real estate                                                             --             30.3
  Proceeds from repayments of policy loans and sale of other invested assets                     4.7           10.0
  Cost of securities available-for-sale acquired                                              (677.3)        (852.1)
  Cost of mortgage loans on real estate acquired                                              (125.3)        (241.7)
  Cost of real estate acquired                                                                  (0.7)          (0.2)
  Short-term investments, net                                                                   (4.9)        (117.0)
  Other, net                                                                                   (60.1)         (14.9)
                                                                                             -------        -------
      Net cash used in investing activities                                                   (106.8)        (272.1)
                                                                                             -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid                                                                          (10.4)          (7.7)
  Increase in investment product and universal life insurance product account balances         756.8          621.2
  Decrease in investment product and universal life insurance product account balances        (891.5)        (694.3)
  Other, net                                                                                    (0.7)          --
                                                                                             -------        -------
      Net cash used in financing activities                                                   (145.8)         (80.8)
                                                                                             -------        -------

Net increase (decrease) in cash                                                                  8.6         (136.4)

Cash, beginning of period                                                                       24.5          180.9
                                                                                             -------        -------
Cash, end of period                                                                          $  33.1        $  44.5
                                                                                             =======        =======

See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements
                        Three Months Ended March 31, 1999


(1)      Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries (NFS or collectively the Company) have been prepared in accordance with generally accepted accounting principles, which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 1998 included in the Company's 1998 Annual Report to Shareholders.

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

         The calculations of basic and diluted earnings per share are as follows:

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                ---------------------------
         (in millions, except per share amounts)                     1999          1998
         ----------------------------------------------------   ------------- -------------
         Basic and diluted net income                              $  87.8        $  86.7
                                                                   =======        =======

         Weighted average common shares outstanding                  128.5          128.5
         Dilutive effect of stock options                              0.1            0.1
                                                                   -------        -------
         Weighted average diluted common shares outstanding          128.6          128.6
                                                                   =======        =======

         Net income per common share:
           Basic                                                   $  0.68        $  0.67
           Diluted                                                 $  0.68        $  0.67

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued


(3)      Comprehensive Income
         --------------------

         Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity that bypass net income. Currently, the Company's only component of Other Comprehensive Income is unrealized gains (losses) on securities available-for-sale. The related before and after federal tax amounts are as follows:

                                                                     THREE MONTHS ENDED
         (in millions)                                                   MARCH 31,
         ----------------------------------------------------   ------------------------------
                                                                     1999          1998
                                                                     ----          ----
         Unrealized losses on securities available-for-
           sale arising during the period:
              Gross                                                $ (154.4)      $ (22.9)
              Adjustment to deferred policy acquisition costs          29.6           7.8
              Related federal tax benefit                              41.7           5.9
                                                                   --------       -------
                   Net                                                (83.1)         (9.2)
                                                                   --------       -------

         Reclassification adjustment for net losses (gains)
           on securities available-for-sale realized during
           the period:
              Gross                                                     8.5          (2.9)
              Related federal tax (benefit) expense                    (3.0)          1.0
                                                                   --------       -------
                   Net                                                  5.5          (1.9)
                                                                   --------       -------

         Total Other Comprehensive Income                          $  (77.6)      $ (11.1)
                                                                   ========       =======

(4)      Accounting Pronouncements
         -------------------------

         In March 1998, The American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position
         (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed internal use software related costs as incurred. The effect of adopting the SOP was to increase net income for the quarter ended March 31, 1999 by $1.6 million or $0.01 per share.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Contracts that contain embedded derivatives, such as certain insurance contracts, are also addressed by the Statement. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for fiscal years beginning after June 15, 1999. It may be implemented earlier provided adoption occurs as of the beginning of any fiscal quarter after issuance. The Company plans to adopt this Statement in first quarter 2000 and is currently evaluating the impact on results of operations and financial condition.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued

(5)      Segment Disclosures
         -------------------

         The Company uses differences in products as the basis for defining its reportable segments. The Company reports four product segments:
         Variable Annuities, Fixed Annuities, Life Insurance and Assets Managed and Administered.

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

         Beginning first quarter 1999 the Company began reporting a new product segment, Assets Managed and Administered. The Assets Managed and Administered segment includes the revenues and expenses of the Company's investment advisor subsidiaries and the operations of businesses from which the Company receives asset-based fees for administrative services only. Previously, the results of these operations were included in the Corporate and Other segment.

         In addition to the product segments, the Company reports corporate revenue and expenses, investments and related investment income supporting capital not specifically allocated to its product segments, certain revenues and expenses related to the sales activities of its distribution companies, revenues and expenses related to group annuity contracts sold to Nationwide Insurance Enterprise employee and agent benefit plans, interest expense on long-term debt and capital and preferred securities and all realized gains and losses on investments in a Corporate and Other segment.

         During first quarter 1999 the Company revised the allocation of net investment income among its Life Insurance and Corporate and Other segments. Also, certain amounts previously reported as other income were reclassified to operating expense. Amounts reported for prior periods have been restated to reflect these changes as well as the new product segment previously discussed.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued

         The following table summarizes the financial results of the Company's business segments for the three months ended March 31, 1999 and 1998.

                                                                                      Assets
                                               Variable      Fixed        Life     Managed and     Corporate
         (in millions)                        Annuities    Annuities    Insurance  Administered    and Other     Total
         -------------------------------     ---------     ---------    ---------  ------------    ---------   ---------
         1999
         Operating revenue (1)                $   143.6    $   287.6    $  151.1    $   34.3       $   45.9    $   662.5
         Benefits and expenses                     78.0        244.9       122.0        28.2           52.3        525.4
                                              ---------    ---------    --------    ---------      --------    ---------
           Operating income (loss)
             before federal income tax             65.6         42.7        29.1         6.1           (6.4)       137.1

         Realized losses on investments            --            --         --          --             (5.4)        (5.4)
                                              ---------    ---------    --------    ---------      --------    ---------
         Consolidated income (loss) before
           federal income tax                 $    65.6    $    42.7    $   29.1    $    6.1          (11.8)   $   131.7
                                              =========    =========    ========    =========      ========    =========

         Assets as of period end              $50,139.8    $15,396.4    $5,527.9    $   192.7      $6,105.9    $77,362.7
                                              =========    =========    ========    =========      ========    =========

         1998
         Operating revenue (1)                $   114.3    $   289.3    $  127.2    $    17.1      $   49.8    $   597.7
         Benefits and expenses                     65.0        244.3       107.1         13.8          52.0        482.2
                                              ---------    ---------    --------    ---------      --------    ---------
           Operating income (loss)
              before federal income tax            49.3         45.0        20.1          3.3          (2.2)       115.5
         Realized gains on investments             --           --          --           --            16.6         16.6
                                              ---------    ---------    --------    ---------      --------    ---------
         Consolidated income before
           federal income tax                 $    49.3    $    45.0    $   20.1    $     3.3      $   14.4    $   132.1
                                              ---------    ---------    --------    ---------      --------    ---------

         Assets as of period end              $40,742.8    $14,514.0    $4,228.6    $    30.3      $6,212.2    $65,727.9
                                              =========    =========    ========    =========      ========    =========

         (1) Excludes realized gains and losses on investments.

(6)      Contingencies
         -------------

         On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). The plaintiff in such lawsuit seeks to represent a national class of the Company's customers and seeks unspecified compensatory and punitive damages. The Company is currently evaluating this lawsuit, which has not been certified as a class. The Company intends to defend this lawsuit vigorously.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              INTRODUCTION

              The following analysis of unaudited consolidated results of operations and financial condition of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

              NFS is the holding company for Nationwide Life Insurance Company
              (NLIC) and other companies that comprise the retirement savings operations of the Nationwide Insurance Enterprise. The Company is a leading provider of long-term savings and retirement products in the United States. The Company develops and sells a diverse range of products including variable annuities, fixed annuities and life insurance as well as investment management services, pension products and administrative services. The Company markets its products through a broad network of wholesale and retail distribution channels, including independent investment dealers, national and regional brokerage firms, financial institutions, pension plan administrators, exclusive retail sales representatives, and Nationwide Insurance Enterprise insurance agents.

              Management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include, among others, the following possibilities: (i) Nationwide Corporation's control of the Company through its beneficial ownership of approximately 97.8% of the combined voting power of all the outstanding common stock and approximately 81.5% of the economic interest in the Company; (ii) the Company's primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the Company's subsidiaries to pay such dividends; (iii) the potential impact on the Company's reported net income that could result from the adoption of certain accounting standards issued by the FASB; (iv) tax law changes impacting the tax treatment of life insurance and investment products; (v) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (vi) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (vii) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (viii) inability to carry out marketing and sales plans, including, among others, changes to certain products and acceptance of the revised products in the market; (ix) changes in interest rates and the capital markets causing a reduction of investment income or asset fees, reduction in the value of the Company's investment portfolio or a reduction in the demand for the Company's products; (x) general economic and business conditions which are less favorable than expected; (xi) unanticipated changes in industry trends and ratings assigned by nationally recognized statistical rating organizations or A.M. Best Company, Inc.; (xii) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts and (xiii) failure of the Company or its significant business partners and vendors to identify and correct all non-Year 2000 compliant systems or to develop and execute adequate contingency plans.

              RESULTS OF OPERATIONS

              In addition to net income, the Company reports net operating income, which excludes realized investment gains and losses. Net operating income is commonly used in the insurance industry as a measure of on-going earnings performance.

              The following table reconciles the Company's reported net income to net operating income for the first quarter of 1999 and 1998. All earnings per share amounts are presented on a diluted basis.

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            ---------------------
                  (in millions, except per share amounts)                    1999          1998
                  ----------------------------------------------------      ------        ------
                  Net income                                                $ 87.8        $ 86.7
                  Realized losses (gains) on investments, net of tax           3.5         (10.8)
                                                                            ------        ------
                    Net operating income                                    $ 91.3        $ 75.9
                                                                            ======        ======

                  Net operating income per share                            $ 0.71        $ 0.59
                                                                            ======        ======

              Revenues

              Total revenues for first quarter 1999, excluding realized gains and losses on investments, increased to $662.5 million compared to $597.7 million for the same period in 1998. Increases in policy charges and other income contributed to revenue growth, while net investment income and life insurance premiums were relatively unchanged.

              Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of variable annuities and variable life insurance products; cost of insurance charges earned on universal life insurance products; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of annuity and certain life insurance contracts. Policy charges for the first quarter of 1999 and 1998 were as follows:

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         ---------------------------
                  (in millions)                                              1999          1998
                  ------------------------------------------------------ ------------- -------------
                  Asset fees                                                $ 140.4       $ 113.2
                  Cost of insurance charges                                    25.9          19.3
                  Administrative fees                                          25.8          16.9
                  Surrender fees                                               14.1           9.6
                                                                            -------       -------
                    Total policy charges                                    $ 206.2       $ 159.0
                                                                            =======       =======

              The growth in asset fees reflects a 23% increase in total separate account assets which reached $53.47 billion as of March 31, 1999 compared to $43.33 billion a year ago. Steady growth in sales of variable annuity and variable life insurance products as well as market appreciation have contributed significantly to the increase in separate account assets.

              Cost of insurance charges are assessed as a percentage of the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to individual variable universal life insurance reflecting expanded distribution and increased customer demand for variable life insurance products. The net amount at risk related to individual variable universal life insurance grew to $15.99 billion as March 31, 1999 compared to $11.38 billion a year ago.

              The growth in administrative fees is attributable to a significant increase in premiums on individual variable life policies and certain corporate-owned life policies where the Company collects a premium load. Nearly all of the increase in surrender charges is attributable to policyholder withdrawals in the Variable Annuities segment, and reflects the overall increase in variable annuity policy reserves.

              The Company does not consider realized gains and losses on investments to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Net realized (losses) gains on investments were $(5.4) million and $16.6 million for the first quarter of 1999 and 1998, respectively. The first quarter 1999 net realized losses on investments include a $9.2 million loss on a single fixed maturity security.

              Other income includes fees earned by the Company's investment management subsidiaries as well as commissions and other income earned by other subsidiaries of the Company that provide marketing, distribution and administration services. During 1998, NFS acquired three companies in an effort to expand the Company's investment management and large case pension plan administration services. All three acquisitions were closed after March 31, 1998 and were accounted for using the purchase method. Accordingly, the revenues and expenses of these companies were only included in the Company's 1998 consolidated results after the date of acquisition. Other income included in the Company's first quarter 1999 results earned by the companies that were acquired in 1998 totaled $9.3 million. The remaining $8.2 million increase in other income during 1999 is primarily attributable to growth in the Company's mutual fund operations that were in place during both periods presented.

              Benefits and Expenses

              Total benefits and expenses were $525.4 million in first quarter 1999, a 9% increase over first quarter 1998. The increase is due mainly to growth in amortization of deferred acquisition costs
              (DAC) and other operating expenses. Interest credited and other policyholder benefits were relatively flat compared to the year ago first quarter.

              The growth in amortization of DAC which totaled $60.7 million and $47.7 million in the first quarter of 1999 and 1998, respectively, is principally due to the Variable Annuities segment and is consistent with the growth in revenues.

              Operating expenses increased 20% to $128.5 million in the first quarter of 1999 compared to $107.5 million in the first quarter of 1998. The increase reflects growth in the number of annuity and life insurance contracts in force and the related increase in administrative processing costs as well as the effect of acquisitions and start-up companies. In addition to the three acquisitions discussed previously, two subsidiaries, Nationwide Trust Company, F.S.B. and Nationwide Financial Services (Bermuda), Ltd., began operations in 1998. Excluding the effects of the 1998 acquisitions and start-up companies, operating expenses increased 10% in first quarter 1999 compared to the same period in 1998.

              The increase in interest expense on senior notes and capital and preferred securities of subsidiary trusts reflects the additional interest expense on $200.0 million of preferred securities issued through a subsidiary trust in October 1998.

              Federal income tax expense was $43.9 million and $45.4 million for the first quarter of 1999 and 1998, respectively. These amounts represent effective tax rates of 33.3% for the first quarter of 1999 and 34.4% in 1998.

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

              The Company has completed an inventory and assessment of all computer systems and has implemented a plan to renovate or replace all applications that were identified as not Year 2000 compliant. The Company has renovated all applications that required renovation. Testing of the renovated programs included running each application in a Year 2000 environment and was completed as planned during 1998. For applications being replaced, the Company had all replacement systems in place and functioning as planned by year-end 1998. The shareholder services system that supports mutual fund products was fully deployed during the first quarter, 1999. Conversions of existing traditional life policies to the new compliant system will continue through second quarter 1999.

              The Company has completed an inventory and assessment of all vendor products and has tested and certified that each vendor product is Year 2000 compliant. Any vendor products that could not be certified as Year 2000 compliant were replaced or eliminated in 1998.

              The Company's facilities in Columbus, Ohio have been inventoried, assessed, and tested as being Year 2000 compliant. Systems supporting the Company's infrastructure such as telecommunications, voice and networks were renovated and will be brought into compliance before the end of the second quarter 1999.

              The Company has also addressed issues associated with the exchange of electronic data with external organizations. The Company has completed an inventory and assessment of all business partners utilizing electronic interfaces with the Company and processes have been put in place to allow the Company to accept data regardless of the format.

              In addition to resolving internal Year 2000 readiness issues, the Company is surveying significant external organizations (business partners) to assess if they will be Year 2000 compliant and be in a position to do business in the Year 2000 and beyond. Specifically, the Company has contacted mutual fund organizations that provide funds for the Company's variable annuity and life products and wholesale producers to determine when they will be Year 2000 compliant. The results are currently being gathered and analyzed.

              In addition to the contingency plans developed for electronic interfaces between the Company and its business partners, contingency plans were also developed for wholesale producers who may not become compliant before the end of 1999. Additional contingency plans will be developed for mutual fund organizations during the second quarter 1999. The Company has identified external risk scenarios, prioritized those risks and is now in the process of developing contingency plans to minimize the impact to the Company, customers and producers. Contingency plan efforts are expected to be completed by the end of the third quarter 1999.

              The preceding Year 2000 discussion excludes the three companies acquired in 1998. The Company has reviewed the acquired companies' systems, applications, and business partner relationships. The results of effort to-date indicate the Company will achieve its plan for these companies to become compliant before July, 1999.

              Operating expenses in 1998 and 1997 include approximately $44.7 million and $45.4 million, respectively, for technology projects, including costs related to Year 2000. The Company anticipates spending less than $5 million on Year 2000 activities in 1999, and spent $2.4 million during first quarter 1999. Management does not anticipate that the completion of Year 2000 renovation and replacement activities will result in a reduction in operating expenses. Rather, personnel and resources currently allocated to Year 2000 issues will be assigned to other technology-related projects.

              Recently Issued Accounting Standards

              See note 4 to the unaudited consolidated financial statements for a discussion of recently issued accounting standards.

              Statutory Premiums and Deposits

              The Company sells its products through a broad distribution network comprised of wholesale and retail distribution channels. Wholesale distributors are unaffiliated entities that sell the Company's products to their own customer base and include independent broker/dealers, national and regional brokerage firms, pension plan administrators and financial institutions. Retail distributors are representatives of the Company who market products directly to a customer base identified by the Company and include exclusive sales representatives and Nationwide Insurance Enterprise insurance agents.

              Statutory premiums and deposits by distribution channel for the first quarter of 1999 and 1998 are summarized as follows:

                                                                        1999                        1998
                                                             --------------------------- ---------------------------
               (in millions)                                      AMOUNT           %           AMOUNT          %
               --------------------------------------------- --------------------------- --------------- -----------
               WHOLESALE CHANNELS
                 Independent broker/dealers                      $  862.9        25.3%       $  875.4         29.1%
                 National and regional brokerage firms              111.4         3.2            86.0          2.9
                 Financial institutions                             522.5        15.3           449.3         15.0
                 Pension plan administrators                        927.3        27.2           734.1         24.4
                 Life specialists                                   186.8         5.5            89.9          3.0
                                                                 --------       -----        --------        -----
                    Total wholesale channels                      2,610.9        76.5         2,234.7         74.4
                                                                 --------       -----        --------        -----
               RETAIL CHANNELS
                 Exclusive retail sales representatives             592.3        17.3           586.0         19.5
                 Nationwide agents                                  211.5         6.2           183.1          6.1
                                                                 --------       -----        --------        -----
                    Total retail channels                           803.8        23.5           769.1         25.6
                                                                 --------       -----        --------        -----
               Total external premiums and deposits               3,414.7       100.0%        3,003.8        100.0%
                                                                 ========       =====        ========        =====
               Nationwide Insurance Enterprise employee
                 and agent benefit plans                             66.4                        59.8
                                                                 --------                    --------
               Total statutory premiums and deposits             $3,481.1                    $3,063.6
                                                                 ========                    ========


              Excluding Nationwide Insurance Enterprise benefit plan sales, the Company achieved sales growth of 14% in the first quarter of 1999 compared to the first quarter of 1998.

              The Company's flagship products are marketed under The BEST of AMERICA(R) brand, and include individual and group variable annuities and variable life insurance. The BEST of AMERICA(R) products allow customers to choose from among investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers which allow those providers to sell products to their own customer bases under their own brand name.

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

              External statutory premiums and deposits by product for the first quarter of 1999 and 1998 are summarized as follows.

                  (in millions)                                       1999             1998
                  --------------------------------------------- ----------------------------------
                  The BEST of AMERICA(R) products:
                    Individual variable annuities                  $  1,136.8        $ 1,120.0
                    Group variable annuities                            901.8            702.1
                    Variable universal life insurance                    90.5             67.5
                  Private label annuities                               304.4            235.2
                  IRC Section 457 annuities                             530.9            548.7
                  The NEA Valuebuilder annuities                         37.0             37.3
                  Traditional/Universal life insurance                   60.0             59.3
                  Bank-owned life insurance                              86.6             75.2
                  Corporate-owned life insurance                        100.1             14.7
                  Other                                                 166.6            143.8
                                                                   ----------        ---------
                                                                   $  3,414.7        $ 3,003.8
                                                                   ==========        =========

              BUSINESS SEGMENTS

              The Company has four product segments: Variable Annuities, Fixed Annuities, Life Insurance and Assets Managed and Administered. In addition, the Company reports certain other revenues and expenses in a Corporate and Other segment. All information set forth below relating to the Company's Variable Annuities segment excludes the fixed option under the Company's variable annuity contracts. Such information is included in the Company's Fixed Annuities segment.

              The following table summarizes operating income (loss) before federal income tax expense for the Company's business segments.

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                ----------------------------------
                  (in millions)                                       1999             1998
                  ---------------------------------------------  --------------  ----------------
                  Variable Annuities                                 $  65.6          $  49.3
                  Fixed Annuities                                       42.7             45.0
                  Life Insurance                                        29.1             20.1
                  Assets Managed and Administered                        6.1              3.3
                  Corporate and Other                                   (6.4)            (2.2)
                                                                     -------          -------
                                                                     $ 137.1          $ 115.5
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

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                         ------------------------------------
              (in millions)                                                    1999               1998
              ---------------------------------------------------------- ------------------ -----------------
              INCOME STATEMENT DATA
              Revenues                                                      $     143.6         $    114.3
              Benefits and expenses                                                78.0               65.0
                                                                            -----------         ----------
              Operating income before federal income tax                    $      65.6         $     49.3
                                                                            ===========         ==========

              OTHER DATA
              Statutory premiums and deposits (1)                           $   2,460.1         $  2,289.0
              Policy reserves as of period end                              $  48,848.3         $ 39,666.7
              Pre-tax operating income to average policy reserves                  0.55%              0.54%

              ----------

             (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Variable annuity segment results reflect substantially increased asset fee revenue partially offset by increases in DAC amortization and other operating expenses. Asset fees increased to $135.6 million in the first quarter of 1999, up 24% from $109.5 million in the same period a year ago. The increase in asset fees is due to continued growth in variable annuity policy reserve levels resulting from increased variable annuity sales and market appreciation on investments underlying reserves.

              Variable annuity policy reserves grew $2.43 billion during first quarter 1999 reaching $48.85 billion as of March 31, 1999 and have increased 23% compared to a year ago. Variable annuity sales increased 7% for the first quarter 1999, reaching $2.46 billion compared to $2.29 billion in the year ago quarter. Compared to fourth quarter 1998, variable annuity sales increased 20%. Sales of 401(k) plans and private label variable annuities led sales growth in first quarter 1999, posting increases of 28% and 29%, respectively, compared to first quarter 1998.

              Favorable equity market conditions during first quarter 1999 also contributed significantly to the growth in variable annuity policy reserves. Variable annuity policy reserves reflect market appreciation of $1.28 billion during the first three months of 1999. Over the past twelve months, variable annuity policy reserves have increased $4.27 billion as a result of market appreciation.

              Amortization of DAC increased 34% to $35.4 million in first quarter 1999 compared to $26.4 million in first quarter 1998. Operating expenses were $42.2 million in first quarter 1999, an increase of 13% over first quarter 1998. The growth in DAC amortization and operating expenses reflect the overall growth in the variable annuity business.

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

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                         ------------------------------------
              (in millions)                                                    1999                1998
              ---------------------------------------------------------- ------------------ -----------------
              INCOME STATEMENT DATA
              Revenues:
                Net investment income                                       $     275.3         $    277.2
                Other                                                              12.3               12.1
                                                                            -----------         ----------
                                                                                  287.6              289.3
                                                                            -----------         ----------
              Benefits and expenses:
                Interest credited to policyholder account balances                202.2              205.9
                Other benefits and expenses                                        42.7               38.4
                                                                            -----------         ----------
                                                                                  244.9              244.3
                                                                            -----------         ----------
              Operating income before federal income tax                    $      42.7         $     45.0
                                                                            ===========         ==========

              OTHER DATA
              Statutory premiums and deposits (1)                           $     617.4         $    498.1
              Policy reserves as of period end                              $  15,065.2         $ 14,229.1
              Pre-tax operating income to average policy reserves                  1.14%              1.27%

              ----------

             (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Fixed annuity segment results reflect a slight increase in interest spread income attributable to growth in fixed annuity policy reserves offset by lower interest margins. Interest spread is the differential between net investment income and interest credited to policyholder account balances. Interest spreads vary depending on crediting rates offered by competitors, performance of the investment portfolio, changes in market interest rates and other factors. The following table depicts the interest spreads on general account policy reserves in the Fixed Annuities segment.

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                    -------------------------------------
                                                           1999                1998
                                                    ------------------- -----------------
                 Net investment income                     7.62%               8.01%
                 Interest credited                         5.60                5.95
                                                           ----                ----
                                                           2.02%               2.06%
                                                           ====                ====

              The Company experienced an increase in mortgage loan and bond prepayment fees in the first quarter of 1999 and such income accounted for approximately 15 basis points of the interest spread compared to 9 basis points in first quarter 1998. The Company anticipates interest spreads over the next several quarters to be 190 to 195 basis points, excluding the impact of mortgage loan and bond prepayment income.

              Fixed annuity policy reserves increased to $15.07 billion as of March 31, 1999 compared to $14.90 billion as of the end of 1998 and $14.23 billion a year ago.

              First quarter fixed annuity sales grew to $617.4 million in 1999 compared to $498.1 million in 1998. Most of the Company's fixed annuity sales are premiums allocated to the fixed option of variable annuity contracts. First quarter 1999 fixed annuity sales include $521.7 million in premiums allocated to the fixed option under a variable annuity contract, compared to $402.4 million in first quarter 1998. The increase is attributable to a first-year bonus interest rate program in effect during the first quarter of 1999.

              The increase in other benefits and expenses in first quarter 1999 compared to a year ago is attributable to growth in business.

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

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                         ------------------------------------
              (in millions)                                                      1999             1998
              ---------------------------------------------------------- ------------------ -----------------
              INCOME STATEMENT DATA
              Revenues                                                        $   151.1        $   127.2
              Benefits and expenses                                               122.0            107.1
                                                                              ---------        ---------
              Operating income before federal income tax                      $    29.1        $    20.1
                                                                              =========        =========

              OTHER DATA
              Statutory premiums (1):
                Traditional and universal life                                $    60.0        $    59.3
                Variable universal life                                       $    90.5        $    67.5
                Corporate-owned life                                          $   186.7        $    89.9
              Policy reserves as of period end:
                Traditional and universal life                                $ 2,459.4        $ 2,389.2
                Variable universal life                                       $ 1,363.3        $ 1,031.1
                Corporate-owned life                                          $ 1,097.3        $   316.6

              ----------

              (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Life Insurance segment results reflect increased policy charge revenue driven by growth in investment life insurance in force and policy reserves, partially offset by higher benefits and expense levels.

              The increase in Life Insurance segment earnings is attributable to strong growth in investment life insurance products, which include individual variable universal life insurance and corporate-owned life insurance, where the Company has aggressively expanded its distribution capabilities. Investment life premiums and deposits increased from $157.4 million in first quarter 1998 to $277.2 million in first quarter 1999. As a result of the sales growth and high persistency, revenues from investment life products increased to $51.8 million in first quarter 1999 from $27.2 million in first quarter 1998. The Company believes there are growth opportunities for investment life products and in 1999 will be introducing new products and expanding distribution to new outlets to further penetrate these markets.

              Interest credited to policyholders increased $5.8 million in first quarter 1999 reaching $30.6 million compared to $24.8 million in the year ago first quarter. Increased corporate-owned life insurance business accounted for most of the increases. Corporate investment fixed life insurance reserves tripled to $920.0 million as of March 31, 1999 compared to $304.2 million a year ago.

              Traditional and universal life insurance benefits increased $4.9 million to $38.4 million in first quarter 1999 compared to the same period a year ago. Operating expenses remained relatively unchanged during first quarters 1999 and 1998.

              Assets Managed and Administered

              The following table summarizes certain selected financial data for the Assets Managed and Administered segment for the periods indicated.

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                         --------------------------------------
              (in millions)                                                    1999                1998
              ---------------------------------------------------------- ------------------ -------------------
              INCOME STATEMENT DATA
              Revenues                                                       $     34.3         $     17.1
              Operating expenses                                                   28.2               13.8
                                                                             ----------         ----------
              Operating income before federal income tax                     $      6.1         $      3.3
                                                                             ==========         ==========

              OTHER DATA (1)
              Assets under management                                        $ 20,601.9         $  8,950.6
              Assets administered                                            $ 10,189.8         $  2,878.1

              ---------

              (1) Represents the notional amount of assets managed and administered. These assets are not reflected on the Company's consolidated balance sheet, unless part of an annuity or life insurance contract issued by the Company.

              Assets Managed and Administered segment revenue and expense growth was mainly due to acquisitions that occurred in the second half of 1998. During 1998, NFS acquired three companies in an effort to expand the Company's investment management and large case pension plan administration services. The acquired companies contributed $9.3 million to revenues and $9.6 million to operating expenses in first quarter 1999. The $9.6 million of operating expenses attributable to the acquisitions which were not in place in first quarter 1998 includes $1.0 million of goodwill amortization. The remaining revenues and operating expenses are attributable to growth in the Company's mutual fund operations that were in place during both periods presented, but which reported a $2.86 billion increase in assets under management from March 31, 1998 to March 31, 1999.

              Most of the growth in the assets managed and administered is due to the acquisitions previously discussed.

              Assets under management include $8.64 billion and $6.05 billion of Company managed investment options that support the Company's variable annuity and variable life insurance products as of March 31, 1999 and 1998, respectively. These assets are also included in the related variable annuity and variable life insurance policy reserves.

              Corporate and Other

              The following table summarizes certain selected financial data for the Corporate and Other segment for the periods indicated.

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                         --------------------------------------
              (in millions)                                                       1999               1998
              ---------------------------------------------------------- ------------------   -----------------
              INCOME STATEMENT DATA
              Revenues                                                          $  45.9             $ 49.8
              Benefits and expenses                                                52.3               52.0
                                                                                -------             ------
              Operating income (loss) before federal income tax (1)             $  (6.4)            $ (2.2)
                                                                                =======             ======

              ----------

              (1)  Excludes realized gains and losses on investments.

              Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the four product segments, commissions and other income earned by the marketing and distribution subsidiaries of the Company and net investment income and policy charges from group annuity contracts issued to Nationwide Insurance Enterprise employee and agent benefit plans. The decrease in revenues reflects a decrease in group annuity account balances related to Nationwide Insurance Enterprise employee benefit plans and lower income from real estate investments.

              Included in benefits and expenses is $11.8 million and $8.0 million of interest expense on long-term debt and capital and preferred securities of subsidiary trusts for first quarter 1999 and 1998, respectively. The increase reflects $200.0 million of preferred securities issued through a subsidiary trust in October 1998.

              In addition to the operating revenues previously presented, the Company also reports realized gains and losses on investments in the Corporate and Other segment. The Company realized net investment (losses) gains of $(5.4) million and $16.6 million during the first quarter of 1999 and 1998, respectively.

              LIQUIDITY AND CAPITAL RESOURCES

              Liquidity and capital resources demonstrate the overall financial strength of the Company and its ability to generate strong cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. The Company's capital structure consists of long-term debt, capital and preferred securities of subsidiary trusts and equity, summarized in the following table.

                                                                                              AS OF
                                                                        ---------------------------------------------------
                                                                            MARCH 31,        DECEMBER 31,       MARCH 31,
                (in millions)                                                 1999               1998             1998
                ------------------------------------------------------- ----------------- ---------------- ----------------
                Long-term debt                                            $     298.4         $   298.4       $    298.4
                Capital and preferred securities of subsidiary trusts           300.0             300.0            100.0
                                                                          -----------         ---------       ----------
                  Total long-term debt and capital and preferred
                   securities                                                   598.4             598.4            398.4
                                                                          -----------         ---------       ----------

                Shareholders' equity, excluding accumulated other
                  comprehensive income                                        2,254.1           2,171.6          1,956.3
                Accumulated other comprehensive income                          198.3             275.9            236.0
                                                                          -----------         ---------       ----------
                  Total shareholders' equity                                  2,452.4           2,447.5          2,192.3
                                                                          -----------         ---------       ----------
                  Total capital                                           $   3,050.8         $ 3,045.9       $  2,590.7
                                                                          ===========         =========       ==========

              The Company's long-term debt bears interest at 8.0% per annum and matures March 1, 2027. The capital and preferred securities of subsidiary trusts include $100.0 million of capital securities that are due March 1, 2037 and pay a distribution rate of 7.899% and $200.0 million of preferred securities that are due October 31, 2028 and pay a distribution rate of 7.10%. There are no sinking fund requirements related to the debt or capital and preferred securities.

              NFS is a holding company whose principal asset is the common stock of NLIC. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments, and dividends from NLIC and other subsidiaries.

              State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The ability of NLIC to pay dividends is subject to restrictions set forth in the insurance laws and regulations of Ohio, its domiciliary state. The Ohio insurance laws require life insurance companies to seek prior regulatory approval to pay a dividend if the fair market value of the dividend, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders' surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the prior year. NLIC's statutory-basis policyholders' surplus as of December 31, 1998 was $1.32 billion and statutory-basis net income for 1998 was $171.0 million. Total dividends paid in the preceding twelve months were $110.9 million. The Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders. NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses, and principal in the future.

              Also available as a source of funds to the Company is a $600.0 million revolving credit facility entered into by NFS, NLIC and Nationwide Mutual Insurance Company with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. To date, no amounts have been drawn down on the facility. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.23 billion and NLIC maintain statutory surplus in excess of $875 million. The Company had no amounts outstanding under this agreement as of March 31, 1999.

              INVESTMENTS

              General

              The Company's assets are divided between separate account and general account assets. As of March 31, 1999, $53.47 billion (or 69%) of the Company's total assets were held in separate accounts and $23.89 billion (or 31%) were held in the Company's general account, including $20.87 billion of general account investments.

              Separate account assets consist primarily of deposits from the Company's variable annuity business. Most separate account assets are invested in various mutual funds. All of the investment risk in the Company's separate account assets is borne by the Company's customers, with the exception of $814.4 million of policy reserves as of March 31, 1999 ($743.9 million as of December 31, 1998) for which the Company bears the investment risk.

              Fixed Maturity Securities

              The following table summarizes the composition of the Company's general account fixed maturity securities by category.

                                                                        MARCH 31, 1999            DECEMBER 31, 1998
                                                                  --------------------------- ---------------------------
                                                                     CARRYING         % OF       CARRYING        % OF
                  (in millions)                                       VALUE           TOTAL       VALUE          TOTAL
                  ----------------------------------------------- --------------- ----------- --------------- -----------
                  U.S. government/agencies                         $    304.0          2.2%    $    269.0          1.9%
                  Foreign governments                                   106.5          0.7          111.0          0.8
                  State and political subdivisions                        0.8         --              1.6         --
                  Mortgage-backed securities:
                    U.S. government/agencies                          3,454.8         24.5        3,562.2         25.0
                    Non-government/agencies                              --           --             --           --
                  Corporate:
                    Public                                            5,160.5         36.6        5,194.3         36.4
                    Private                                           5,074.6         36.0        5,109.8         35.9
                                                                   ----------        -----     ----------        -----
                                                                   $ 14,101.2        100.0%    $ 14,247.9        100.0%
                                                                   ==========        =====     ==========        =====

              The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company's general account fixed maturity securities, 97% were in the highest two NAIC Designations as of March 31, 1999.

              The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company's general account fixed maturity securities portfolio.

                                                                     AS OF MARCH 31, 1999        AS OF DECEMBER 31, 1998
                                                                 ---------------------------  ----------------------------
                    NAIC                RATING AGENCY                 CARRYING     % OF            CARRYING      % OF
              DESIGNATION (1)     EQUIVALENT DESIGNATION (2)           VALUE       TOTAL            VALUE        TOTAL
              ------------------ -----------------------------   ---------------------------  --------------- ------------
                                                                                      (in millions)
                      1          Aaa/Aa/A                            $ 8,931.4      63.3%         $ 9,166.1       64.3%
                      2          Baa                                   4,803.2      34.1            4,715.1       33.1
                      3          Ba                                      346.8       2.5              347.2        2.5
                      4          B                                        15.6       0.1                5.6       --
                      5          Caa and lower                             4.2      --                 13.9        0.1
                      6          In or near default                       --        --                 --         --
                                                                     ---------     -----          ---------      -----
                                                                     $14,101.2     100.0%         $14,247.9      100.0%
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

              The Company's general account mortgage-backed security (MBS) investments include residential MBSs and multi-family mortgage pass-through certificates. As of March 31, 1999, MBSs were $3.45 billion (or 25%) of the carrying value of the general account fixed maturity securities available-for-sale, all of which were guaranteed by the U.S. government or an agency of the U.S. government.

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

              Prepayment risk is an inherent risk of holding MBSs. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs. As of March 31, 1999, $2.30 billion (or 67%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO/REMIC security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class.

              The following table sets forth the distribution by investment type of the Company's general account MBS portfolio as of March 31, 1999 and December 31, 1998.

                                                                    AS OF MARCH 31, 1999            AS OF DECEMBER 31, 1998
                                                               -----------------------------    -----------------------------
                                                                    CARRYING       % OF              CARRYING        % OF
                 (in millions)                                       VALUE         TOTAL              VALUE         TOTAL
                 -------------------------------------------   ---------------  ------------    ---------------   -----------
                 Planned Amortization Class                        $ 2,303.2        66.7%           $ 2,433.4         68.3%
                 Very Accurately Defined Maturity                      449.6        13.0                477.8         13.4
                 Multi-family Mortgage Pass-through
                   Certificates                                        249.8         7.2                251.0          7.0
                 Scheduled                                             138.0         4.0                143.8          4.0
                 Targeted Amortization Class                            84.0         2.4                 92.0          2.6
                 Accrual                                                70.2         2.0                 77.3          2.2
                 Sequential                                             44.4         1.3                 45.6          1.3
                 Other                                                 115.6         3.4                 41.3          1.2
                                                                   ---------       -----            ---------        -----
                                                                   $ 3,454.8       100.0%           $ 3,562.2        100.0%
                                                                   =========       =====            =========        ======

              Mortgage Loans

              As of March 31, 1999, general account mortgage loans were $5.36 billion (or 26%) of the carrying value of consolidated general account invested assets.

              As of March 31, 1999 none of the Company's mortgage loans were classified as delinquent compared to 0.19% a year ago and none at December 31, 1998. Foreclosed and restructured loans totaled only 0.00% and 0.46% of the Company's mortgage loans as of March 31, 1999, respectively, compared to 0.69% and 0.00% as of March 31, 1998, respectively.

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in NFS's Annual Report on Form 10-K for the year ended December 31, 1998.

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

              In November 1997, two plaintiffs, one who was the owner of a variable life insurance contract and the other who was the owner of a variable annuity contract, commenced a lawsuit in a federal court in Texas against Nationwide Life and the American Century group of defendants (Robert Young and David D. Distad v. Nationwide Life Insurance Company et al.). In this lawsuit, plaintiffs sought to represent a class of variable life insurance contract owners and variable annuity contract owners whom they claim were allegedly misled when purchasing these variable contracts into believing that the performance of their underlying mutual fund option managed by American Century, whose shares may only be purchased by insurance companies, would track the performance of a mutual fund, also managed by American Century, whose shares are publicly traded. The amended complaint seeks unspecified compensatory and punitive damages. On April 27, 1998, the district court denied, in part, and granted, in part, motions to dismiss the complaint filed by Nationwide Life and American Century. The remaining claims against Nationwide Life allege securities fraud, common law fraud, civil conspiracy, and breach of contract. On December 2, 1998, the district court issued an order denying plaintiffs' motion for class certification. On December 10, 1998, the district court stayed the lawsuit pending plaintiffs' petition to the federal appeals court for interlocutory review of the order denying class certification. On March 26, 1999, the appeals court denied plaintiffs' petition for interlocutory review of the order. On April 28, 1999, the court denied plaintiffs' motion for reconsideration of the denial of interlocutory review. Nationwide Life intends to defend the case vigorously.

              On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). The plaintiff in such lawsuit seeks to represent a national class of the Company's customers and seeks unspecified compensatory and punitive damages. The Company is currently evaluating this lawsuit, which has not been certified as a class. The Company intends to defend this lawsuit vigorously.

              There can be no assurance that any litigation relating to pricing or sales practices will not have a material adverse effect on the Company in the future.


ITEM 2        CHANGES IN SECURITIES

              Pursuant to the Stock Retainer Plan for Non-Employee Directors, 1,288 shares of Class A Common Stock were issued by NFS during the first quarter of 1999, at an average price of $43.755 per share to NFS' directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) promulgated thereunder.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5        OTHER INFORMATION

              None.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits:

                      27   Financial Data Schedule (electronic filing only)

              (b)     Reports on Form 8-K:

                      On February 10, 1999, NFS filed a Current Report on Form 8-K announcing the expansion of its $20 billion investment management business by establishing an investment management company that will be led by Paul Hondros, an industry leader.

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


                                            NATIONWIDE FINANCIAL SERVICES, INC.
                                            -----------------------------------
                                                        (Registrant)



Date: May 14, 1999     /s/Mark R. Thresher
                       ---------------------------------------------------------
                       Mark R. Thresher, Vice President - Finance and Treasurer
                                     (Chief Accounting Officer)