Form 10-Q
period 1999-06-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 1999-08-16
CIK 1029786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999         COMMISSION FILE NO. 1-12785


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

The number of shares outstanding of each of the registrant's classes of common stock on August 1, 1999 was as follows:

CLASS A COMMON STOCK (par value $0.01 per share) - 23,777,791 shares issued and
  (Title of Class)                                 outstanding

CLASS B COMMON STOCK (par value $0.01 per share) - 104,745,000 shares issued and
  (Title of Class)                                 outstanding

                      NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                            FORM 10-Q

                                              INDEX

PART I       FINANCIAL INFORMATION

             Item 1       Unaudited Consolidated Financial Statements                          3

             Item 2       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations                                            12

             Item 3       Quantitative and Qualitative Disclosures About Market Risk          27

PART II      OTHER INFORMATION

             Item 1       Legal Proceedings                                                   28

             Item 2       Changes in Securities                                               28

             Item 3       Defaults Upon Senior Securities                                     29

             Item 4       Submission of Matters to a Vote of Security Holders                 29

             Item 5       Other Information                                                   29

             Item 6       Exhibits and Reports on Form 8-K                                    29

SIGNATURE                                                                                     30

                         PART I - FINANCIAL INFORMATION

ITEM 1      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                        Consolidated Statements of Income
                                                   (Unaudited)
                                     (in millions, except per share amounts)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                     ----------------------           --------------------------
                                                      1999            1998              1999              1998
                                                     ------          ------           --------          --------
REVENUES
  Policy charges                                     $218.2          $175.0           $  424.4          $  334.0
  Life insurance premiums                              48.9            52.0              102.4             105.2
  Net investment income                               374.5           367.8              740.1             733.6
  Realized gains (losses) on investments               (7.9)            5.0              (13.3)             21.6
  Other                                                38.8            25.6               76.0              45.3
                                                     ------          ------           --------          --------
                                                      672.5           625.4            1,329.6           1,239.7
                                                     ------          ------           --------          --------

BENEFITS AND EXPENSES
  Interest credited to policyholder account
    balances                                          267.4           264.7              531.2             526.6
  Other benefits and claims                            44.3            40.6               94.8              86.9
  Policyholder dividends on participating
    policies                                           11.7            11.5               21.8              22.3
  Amortization of deferred policy
    acquisition costs                                  66.9            54.1              127.6             101.8
  Interest expense on debt and capital and
    preferred securities of subsidiary trusts          11.8             8.0               23.6              16.0
  Other operating expenses                            133.3           120.0              261.8             227.5
                                                     ------          ------           --------          --------
                                                      535.4           498.9            1,060.8             981.1
                                                     ------          ------           --------          --------

   Income before federal income tax expense           137.1           126.5              268.8             258.6
Federal income tax expense                             45.7            43.5               89.6              88.9
                                                     ------          ------           --------          --------
          Net income                                 $ 91.4          $ 83.0           $  179.2          $  169.7
                                                     ======          ======           ========          ========

NET INCOME PER COMMON SHARE
  Basic                                              $ 0.71          $ 0.65           $   1.39          $   1.32
  Diluted                                            $ 0.71          $ 0.65           $   1.39          $   1.32

Weighted average common shares
  outstanding                                         128.5           128.5              128.5             128.5
Weighted average diluted common shares
  outstanding                                         128.6           128.7              128.6             128.7

See accompanying notes to unaudited consolidated financial statements.

                    NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                Consolidated Balance Sheets
                          (in millions, except per share amounts)

                                                             (UNAUDITED)       DECEMBER 31,
                                                            JUNE 30, 1999          1998
                                                            -------------      ------------
ASSETS
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity securities (cost $14,009.5 in 1999;
      $13,724.1 in 1998)                                      $14,140.5         $14,247.9
    Equity securities (cost $109.6 in 1999; $116.9 in
      1998)                                                       132.7             134.0
  Mortgage loans on real estate, net                            5,395.2           5,328.4
  Real estate, net                                                241.4             243.6
  Policy loans                                                    492.4             464.3
  Other long-term investments                                      66.8              44.0
  Short-term investments                                          380.9             478.3
                                                              ---------         ---------
                                                               20,849.9          20,940.5
                                                              ---------         ---------

Cash                                                               10.5              24.5
Accrued investment income                                         224.3             218.7
Deferred policy acquisition costs                               2,311.0           2,022.3
Other assets                                                      626.6             529.4
Assets held in separate accounts                               58,147.0          50,935.8
                                                              ---------         ---------
                                                              $82,169.3         $74,671.2
                                                              =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits and claims                             $20,106.0         $19,772.2
Long-term debt                                                    298.4             298.4
Other liabilities                                                 900.1             917.3
Liabilities related to separate accounts                       58,147.0          50,935.8
                                                              ---------         ---------
                                                               79,451.5          71,923.7
                                                              ---------         ---------
NFS-obligated mandatorily redeemable capital and
  preferred securities of subsidiary trusts
  holding solely junior subordinated debentures
  of NFS                                                          300.0             300.0
                                                              ---------         ---------

Shareholders' equity:
  Preferred stock, $.01 par value. Authorized
    50.0 million shares; no shares issued and
    outstanding                                                    --                --
  Class A common stock, $.01 par value. Authorized
    750.0 million shares, 23.8 million shares
    issued and outstanding                                          0.2               0.2
  Class B common stock, $.01 par value. Authorized
    750.0 million shares, 104.7 million shares
    issued and outstanding                                          1.0               1.0
  Additional paid-in capital                                      635.2             629.5
  Retained earnings                                             1,697.5           1,541.5
  Accumulated other comprehensive income                           85.0             275.9
  Other                                                            (1.1)             (0.6)
                                                              ---------         ---------
                                                                2,417.8           2,447.5
                                                              ---------         ---------
                                                              $82,169.3         $74,671.2
                                                              =========         =========

See accompanying notes to unaudited consolidated financial statements.

                                    NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Shareholders' Equity
                                                        (Unaudited)
                                          Six Months Ended June 30, 1999 and 1998
                                                       (in millions)

                                                                                       ACCUMULATED
                                      CLASS A    CLASS B    ADDITIONAL                   OTHER                    TOTAL
                                      COMMON     COMMON       PAID-IN     RETAINED    COMPREHENSIVE           SHAREHOLDERS'
                                       STOCK      STOCK       CAPITAL     EARNINGS       INCOME      OTHER       EQUITY
                                      -------    -------    ----------    --------    -------------  -----    -------------
BALANCE, JANUARY 1, 1998                $0.2     $1.0         $629.2      $1,247.8       $ 247.1     $(1.1)     $2,124.2
Comprehensive income:
    Net income                           --       --            --           169.7          --         --          169.7
    Net unrealized gains on
      securities available-for-sale
      arising during the period          --       --            --            --             2.9       --            2.9
                                                                                                                --------
    Total comprehensive income                                                                                     172.6
                                                                                                                --------
Cash dividends declared                  --       --            --           (18.1)         --         --          (18.1)
Other, net                               --       --             0.2          --            --         0.2           0.4
                                        ----     ----         ------      --------       -------     -----      --------
BALANCE, JUNE 30, 1998                  $0.2     $1.0         $629.4      $1,399.4       $ 250.0     $(0.9)     $2,279.1
                                        ====     ====         ======      ========       =======     =====      ========


BALANCE, JANUARY 1, 1999                $0.2     $1.0         $629.5      $1,541.5       $ 275.9     $(0.6)     $2,447.5
Comprehensive income:
    Net income                           --       --            --           179.2          --         --          179.2
    Net unrealized losses on
      securities available-for-sale
      arising during the period          --       --            --            --          (190.9)      --         (190.9)
                                                                                                                --------
    Total comprehensive loss                                                                                       (11.7)
                                                                                                                --------
Cash dividends declared                  --       --            --           (23.2)         --         --          (23.2)
Other, net                               --       --             5.7          --            --        (0.5)          5.2
                                        ----     ----         ------      --------       -------     -----      --------
BALANCE, JUNE 30, 1999                  $0.2     $1.0         $635.2      $1,697.5       $  85.0     $(1.1)     $2,417.8
                                        ====     ====         ======      ========       =======     =====      ========

See accompanying notes to unaudited consolidated financial statements.

                     NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            Consolidated Statements of Cash Flows
                                         (Unaudited)
                           Six Months Ended June 30, 1999 and 1998
                                        (in millions)

                                                                      1999             1998
                                                                   ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $   179.2        $   169.7
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Interest credited to policyholder account balances                 531.2            526.6
    Capitalization of deferred policy acquisition costs               (322.7)          (294.6)
    Amortization of deferred policy acquisition costs                  127.6            101.8
    Amortization and depreciation                                        6.8             (3.4)
    Realized losses (gains) on investments, net                         13.3            (21.6)
    Increase in accrued investment income                               (5.6)            (2.6)
    Increase in other assets                                           (73.3)           (38.7)
    Decrease in policy liabilities                                      (2.9)            (2.3)
    Increase (decrease) in other liabilities                            83.0            (70.8)
    Other, net                                                           2.3             (6.3)
                                                                   ---------        ---------
      Net cash provided by operating activities                        538.9            357.8
                                                                   ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available-for-sale            1,172.8            761.6
  Proceeds from sale of securities available-for-sale                  247.7            464.4
  Proceeds from maturity of securities held to maturity                 --                6.0
  Proceeds from repayments of mortgage loans on real estate            227.8            337.5
  Proceeds from sale of real estate                                      5.2             58.7
  Proceeds from repayments of policy loans and sale of
   other invested assets                                                10.0             14.1
  Cost of securities available-for-sale acquired                    (1,714.7)        (1,637.1)
  Cost of mortgage loans on real estate acquired                      (295.1)          (401.1)
  Cost of real estate acquired                                          (1.9)            (0.3)
  Short-term investments, net                                           97.4            162.5
  Other, net                                                           (86.1)           (33.9)
                                                                   ---------        ---------
      Net cash used in investing activities                           (336.9)          (267.6)
                                                                   ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid                                                  (20.8)           (15.4)
  Increase in investment product and universal life
   insurance product account balances                                1,559.7          1,278.5
  Decrease in investment product and universal life
   insurance product account balances                               (1,754.2)        (1,522.7)
  Other, net                                                            (0.7)            --
                                                                   ---------        ---------
      Net cash used in financing activities                           (216.0)          (259.6)
                                                                   ---------        ---------

Net decrease in cash                                                   (14.0)          (169.4)

Cash, beginning of period                                               24.5            180.9
                                                                   ---------        ---------
Cash, end of period                                                $    10.5        $    11.5
                                                                   =========        =========

See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements
                         Six Months Ended June 30, 1999


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

          The calculations of basic and diluted earnings per share are as follows:

                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      JUNE 30,                JUNE 30,
                                                ------------------      ------------------
       (in millions, except per share amounts)   1999        1998        1999        1998
       ---------------------------------------  ------      ------      ------      ------
       Basic and diluted net income             $ 91.4      $ 83.0      $179.2      $169.7
                                                ======      ======      ======      ======

       Weighted average shares of
         common stock outstanding                128.5       128.5       128.5       128.5
       Dilutive effect of stock options            0.1         0.2         0.1         0.2
                                                ------      ------      ------      ------
       Weighted average diluted shares
         of common stock outstanding             128.6       128.7       128.6       128.7
                                                ======      ======      ======      ======

       Net income per common share:
         Basic                                  $ 0.71      $ 0.65      $ 1.39      $ 1.32
         Diluted                                $ 0.71      $ 0.65      $ 1.39      $ 1.32

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued

(3)       Comprehensive Income
          --------------------

          Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity that bypass net income. Currently, the Company's only component of Other Comprehensive Income (Loss) is unrealized gains (losses) on securities available-for-sale. The related before and after federal income tax amounts are as follows:

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
       (in millions)                                            JUNE 30,                    JUNE 30,
       ---------------------------------------------     --------------------         --------------------
                                                           1999          1998           1999          1998
                                                         -------        -----         -------        -----
       Unrealized (losses) gains on securities
          available-for-sale arising
          during the period:
            Gross                                        $(242.2)       $28.9         $(396.6)       $ 7.1

            Adjustment to deferred  policy
               acquisition costs                            63.8         (6.9)           93.4          0.9
            Related federal tax benefit (expense)           60.9         (7.6)          102.6         (2.8)
                                                         -------        -----         -------        -----
                 Net                                      (117.5)        14.4          (200.6)         5.2
                                                         -------        -----         -------        -----

       Reclassification adjustment for
          net losses (gains) on securities
          available-for-sale realized during
          the period:
            Gross                                            6.5         (0.6)           15.0         (3.5)
            Related federal tax (benefit) expense           (2.3)         0.2            (5.3)         1.2
                                                         -------        -----         -------        -----
                 Net                                         4.2         (0.4)            9.7         (2.3)
                                                         -------        -----         -------        -----

       Total Other Comprehensive (Loss) Income           $(113.3)       $14.0         $(190.9)       $ 2.9
                                                         =======        =====         =======        =====

(4)       Recently Issued Accounting Standards
          ------------------------------------

          In March 1998, The American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position
          (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed internal use software related costs as incurred. The effect of adopting the SOP was to increase net income for the quarter ended June 30, 1999 by $2.8 million or $0.02 per share. For the first half of 1999 the effect of adopting the SOP was to increase net income by $4.4 million or $0.03 per share.

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Contracts that contain embedded derivatives, such as certain insurance contracts, are also addressed by the Statement. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999 the FASB issued Statement 137 which delayed the effective date of FAS 133 to fiscal years beginning after June 15, 2000. The Company plans to adopt this Statement in first quarter 2001 and is currently evaluating the impact on results of operations and financial condition.

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

          Beginning first quarter 1999 the Company began reporting a new product segment, Assets Managed and Administered. The Assets Managed and Administered segment includes the revenues and expenses of the Company's investment adviser subsidiaries and the operations of businesses from which the Company receives asset-based fees for administrative services only. Previously, the results of these operations were included in the Corporate and Other segment.

          In addition to the product segments, the Company reports corporate revenue and expenses, investments and related investment income supporting capital not specifically allocated to its product segments, certain revenues and expenses related to the sales activities of its distribution companies, revenues and expenses related to group annuity contracts sold to Nationwide Insurance employee and agent benefit plans, interest expense on long-term debt and capital and preferred securities and all realized gains and losses on investments in a Corporate and Other segment.

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

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued

          The following table summarizes the financial results of the Company's business segments for the three months ended June 30, 1999 and 1998.

                                                                                           ASSETS
                                             VARIABLE         FIXED          LIFE       MANAGED AND       CORPORATE
      (in millions)                          ANNUITIES      ANNUITIES      INSURANCE    ADMINISTERED      AND OTHER        TOTAL
      -----------------------------------    ---------      ---------      ---------    ------------      ---------        ------
      1999
      Operating revenue (1)                    $155.0         $286.3         $153.3         $37.2          $ 48.6          $680.4
      Benefits and expenses                      85.4          240.2          124.1          30.6            55.1           535.4
                                               ------         ------         ------         -----          ------          ------
        Operating income (loss) before
         federal income tax                      69.6           46.1           29.2           6.6            (6.5)          145.0
      Realized losses on investments             --             --             --            --              (7.9)           (7.9)
                                               ------         ------         ------         -----          ------          ------
      Consolidated income (loss) before
       federal income tax                      $ 69.6         $ 46.1         $ 29.2         $ 6.6          $(14.4)         $137.1
                                               ======         ======         ======         =====          ======          ======

      1998
      Operating revenue (1)                    $128.0         $286.2         $134.2         $23.7          $ 48.3          $620.4
      Benefits and expenses                      72.3          243.1          112.7          21.1            49.7           498.9
                                               ------         ------         ------         -----          ------          ------
        Operating income (loss) before
         federal income tax                      55.7           43.1           21.5           2.6            (1.4)          121.5
      Realized gains on investments              --             --             --            --               5.0             5.0
                                               ------         ------         ------         -----          ------          ------
      Consolidated income before
       federal income tax                      $ 55.7         $ 43.1         $ 21.5         $ 2.6          $  3.6          $126.5
                                               ======         ======         ======         =====          ======          ======

      ----------
      (1) Excludes realized gains and losses on investments.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued

          The following table summarizes the financial results of the Company's business segments for the six months ended June 30, 1999 and 1998.

                                                                                            ASSETS
                                               VARIABLE        FIXED          LIFE        MANAGED AND      CORPORATE
      (in millions)                            ANNUITIES      ANNUITIES     INSURANCE     ADMINISTERED     AND OTHER        TOTAL
      ------------------------------------     ---------      ---------     ---------     ------------     ---------      ---------
      1999
      Operating revenue (1)                    $   298.6      $   573.9      $  304.4        $ 71.5         $   94.5      $ 1,342.9
      Benefits and expenses                        163.4          485.1         246.1          58.8            107.4        1,060.8
                                               ---------      ---------      --------        ------         --------      ---------
        Operating income (loss) before
         federal income tax                        135.2           88.8          58.3          12.7            (12.9)         282.1
      Realized losses on investments                --             --            --            --              (13.3)         (13.3)
                                               ---------      ---------      --------        ------         --------      ---------
      Consolidated income (loss) before
       federal income tax                      $   135.2      $    88.8      $   58.3        $ 12.7         $  (26.2)     $   268.8
                                               =========      =========      ========        ======         ========      =========

      Assets as of period end                  $54,609.8      $15,642.4      $5,790.1        $206.8         $5,920.2      $82,169.3
                                               =========      =========      ========        ======         ========      =========

      1998
      Operating revenue (1)                    $   242.3      $   575.5      $  261.4        $ 40.8         $   98.1        1,218.1
      Benefits and expenses                        137.3          487.4         219.8          34.9            101.7          981.1
                                               ---------      ---------      --------        ------         --------      ---------
        Operating income (loss) before
         federal income tax                        105.0           88.1          41.6           5.9             (3.6)         237.0
      Realized gains on investments                 --             --            --            --               21.6           21.6
                                               ---------      ---------      --------        ------         --------      ---------
      Consolidated income before
       federal income tax                      $   105.0      $    88.1      $   41.6        $  5.9         $   18.0      $   258.6
                                               =========      =========      ========        ======         ========      =========

      Assets as of period end                  $43,113.0      $14,549.5      $4,706.0        $ 43.9         $6,099.5      $68,511.9
                                               =========      =========      ========        ======         ========      =========

      ----------
      (1) Excludes realized gains and losses on investments.

(6)       Contingencies
          -------------

          On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. The Company intends to defend this lawsuit vigorously.

(7)       Transactions with Affiliates
          ----------------------------

          During second quarter 1999, NFS' wholly-owned subsidiary, Nationwide Life Insurance Company (NLIC), entered into a modified coinsurance arrangement to reinsure the 1999 operating results of an affiliated company, Employers Life Insurance Company of Wausau (ELOW). The agreement is retroactive to January 1, 1999 and contributed $0.01 to second quarter 1999 net income per share.

          On August 11, 1999, NLIC's Board of Directors declared a dividend of $175 million to NFS. NFS anticipates using approximately $125 million of the proceeds to purchase ELOW and plans to immediately merge ELOW into NLIC. The purchase and merger are expected to be completed in third quarter 1999.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          INTRODUCTION

          The following analysis of unaudited consolidated results of operations and financial condition of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

          NFS is the holding company for NLIC and other companies that comprise the retirement savings operations of Nationwide Insurance. The Company is a leading provider of long-term savings and retirement products in the United States. The Company develops and sells a diverse range of products including variable annuities, fixed annuities and life insurance as well as investment management services, pension products and administrative services. The Company markets its products through a broad network of distribution channels, including independent broker/dealers, national and regional brokerage firms, financial institutions, pension plan administrators, Nationwide Retirement Solutions sales representatives, and Nationwide Insurance agents.

          Management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include, among others, the following possibilities: (i) change in Nationwide Corporation's control of the Company through its beneficial ownership of approximately 97.8% of the combined voting power of all the outstanding common stock and approximately 81.5% of the economic interest in the Company; (ii) the Company's primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the Company's subsidiaries to pay such dividends; (iii) the potential impact on the Company's reported net income that could result from the adoption of certain accounting standards issued by the FASB; (iv) tax law changes impacting the tax treatment of life insurance and investment products; (v) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (vi) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (vii) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers;
          (viii) inability to carry out marketing and sales plans, including, among others, changes to certain products and acceptance of the revised products in the market; (ix) changes in interest rates and the capital markets causing a reduction of investment income or asset fees, reduction in the value of the Company's investment portfolio or a reduction in the demand for the Company's products; (x) general economic and business conditions which are less favorable than expected; (xi) unanticipated changes in industry trends and ratings assigned by nationally recognized statistical rating organizations or A.M. Best Company, Inc.; (xii) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts and (xiii) failure of the Company or its significant business partners and vendors to identify and correct all non-Year 2000 compliant systems or to develop and execute adequate contingency plans.

          RESULTS OF OPERATIONS

          In addition to net income, the Company reports net operating income, which excludes realized investment gains and losses. Net operating income is commonly used in the insurance industry as a measure of on-going earnings performance.

          The following table reconciles the Company's reported net income to net operating income. All earnings per share amounts are presented on a diluted basis.

                                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                        JUNE 30,            JUNE 30,
                                                                  ------------------    ----------------
             (in millions, except per share amounts)                 1999      1998      1999       1998
             --------------------------------------------------     -----     -----     ------     ------
             Net income                                             $91.4     $83.0     $179.2     $169.7
             Realized losses (gains) on investments, net of tax       5.0      (3.3)       8.5      (14.1)
                                                                    -----     -----     ------     ------
               Net operating income                                 $96.4     $79.7     $187.7     $155.6
                                                                    =====     =====     ======     ======

             Net operating income per share                         $0.75     $0.62     $ 1.46     $ 1.21
                                                                    =====     =====     ======     ======

          Revenues

          Total operating revenues, which exclude realized gains and losses on investments, for second quarter 1999 increased to $680.4 million compared to $620.4 million for the same period in 1998. For the first six months of 1999 and 1998, total operating revenues were $1.34 billion and $1.22 billion, respectively. Increases in policy charges and other income were the key drivers to revenue growth.

          Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of variable annuities and variable life insurance products; cost of insurance charges earned on universal life insurance products; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of annuity and certain life insurance contracts. Policy charges for the comparable periods of 1999 and 1998 were as follows:

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                --------------------       --------------------
             (in millions)                       1999          1998         1999          1998
             ----------------------------       ------        ------       ------        ------
             Asset fees                         $152.3        $126.0       $292.7        $239.2
             Cost of insurance charges            28.4          21.7         54.3          41.0
             Administrative fees                  22.0          17.1         47.8          34.0
             Surrender fees                       15.5          10.2         29.6          19.8
                                                ------        ------       ------        ------
               Total policy charges             $218.2        $175.0       $424.4        $334.0
                                                ======        ======       ======        ======

          The growth in asset fees reflects a 27% increase in total separate account assets which reached $58.15 billion as of June 30, 1999 compared to $45.97 billion a year ago. Continued strong sales of variable annuity and variable life insurance products as well as market appreciation have contributed significantly to the increase in separate account assets.

          Cost of insurance charges are assessed as a percentage of the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to individual variable universal life insurance reflecting expanded distribution and increased customer demand for variable life insurance products. The net amount at risk related to individual variable universal life insurance grew to $17.10 billion as of June 30, 1999 compared to $12.29 billion a year ago.

          The growth in administrative fees is attributable to a significant increase in premiums on individual variable life policies and certain corporate-owned life policies where the Company collects a premium load. The increase in surrender charges is primarily attributable to policyholder withdrawals in the Variable Annuities segment, and reflects the overall increase in variable annuity policy reserves.

          The Company does not consider realized gains and losses on investments to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Net realized (losses) gains on investments were $(7.9) million and $5.0 million for second quarter 1999 and 1998, respectively. For the first six months of 1999, the Company reported realized losses on investments of $(13.3) million compared to $21.6 million of realized gains for the first six months of 1998. During the first half of 1999 the Company recognized a total of $19.9 million of realized losses on two fixed maturity security holdings.

          Other income includes fees earned by the Company's investment management subsidiaries as well as commissions and other income earned by other subsidiaries of the Company that provide marketing, distribution and administration services. During 1998, NFS acquired three companies in an effort to expand the Company's investment management and large case pension plan administration services. Two of these acquisitions were closed during second quarter 1998 and the last was closed in third quarter 1998. All three acquisitions were accounted for using the purchase method. Accordingly, the revenues and expenses of these companies were only included in the Company's 1998 consolidated results after the date of acquisition. Other income included in the Company's second quarter 1999 results earned by the companies that were acquired in 1998 totaled $9.8 million compared to $4.0 million in second quarter 1998. The remaining $7.4 million increase in other income during second quarter 1999 is primarily attributable to growth in the Company's mutual fund operations that were in place during both periods presented. On a year to date basis other income increased $30.7 million, of which $15.1 million is attributable to acquisitions and the remainder to growth in mutual fund operations.

          Benefits and Expenses

          Total benefits and expenses were $535.4 million in second quarter 1999, a 7% increase over second quarter 1998, while year to date 1999 benefits and expenses were $1.06 billion compared to $981.1 million a year ago. The increase is due mainly to growth in amortization of deferred acquisition costs (DAC) and other operating expenses. Interest credited and other policyholder benefits were up slightly compared to the year ago second quarter and six month periods.

          The significant growth in the Variable Annuities segment business is the primary reason for the increase in amortization of DAC which totaled $66.9 million and $54.1 million in second quarter of 1999 and 1998, respectively. On a year to date basis, DAC amortization totaled $127.6 million in 1999 compared to $101.8 million in 1998.

          Operating expenses increased 11% to $133.3 million in second quarter 1999 compared to $120.0 million in second quarter 1998. For the first half of 1999, operating expenses were $261.8 million, up 15% from $227.5 million for the first half of 1998. The increases reflect growth in the number of annuity and life insurance contracts in force and the related increase in administrative processing costs as well as the effects of acquisitions.

          The three acquisitions previously discussed contributed $5.9 million and $15.2 million to the increases in operating expenses on a quarterly and year to date comparison basis, respectively. In addition to the acquisitions, two subsidiaries, Nationwide Trust Company, F.S.B. and Nationwide Financial Services (Bermuda), Ltd., began operations during 1998. Excluding the effects of the 1998 acquisitions and start-up companies, operating expenses increased only 5% in second quarter 1999 compared to the 1998 second quarter, and increased 7% on a year to date basis.

          The increase in interest expense on senior notes and capital and preferred securities of subsidiary trusts reflects the additional interest expense on $200.0 million of preferred securities issued through a subsidiary trust in October 1998.

          Federal income tax expense was $45.7 million and $43.5 million, representing effective tax rates of 33.3% and 34.4% for second quarter 1999 and 1998, respectively. For the first six months of 1999 and 1998 federal income tax expense was $89.6 million and $88.9 million, also representing effective tax rates of 33.3% and 34.4%, respectively.

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

          The Company has completed an inventory and assessment of all computer systems and has implemented a plan to renovate or replace all applications that were identified as not Year 2000 compliant. The Company has renovated all applications that required renovation. Testing of the renovated programs included running each application in a Year 2000 environment and was completed as planned during 1998. For applications being replaced, the Company had all replacement systems in place and functioning as planned by year-end 1998. The shareholder services system that supports mutual fund products was fully deployed during the first quarter 1999. Conversion of existing traditional life policies to the new compliant system was completed by July 1999.

          The Company has completed an inventory and assessment of all vendor products and has tested and certified that each vendor product is Year 2000 compliant. Any vendor products that could not be certified as Year 2000 compliant were replaced or eliminated in 1998.

          The Company's facilities in Columbus, Ohio have been inventoried, assessed and tested as being Year 2000 compliant. Mission-critical systems supporting the Company's infrastructure such as telecommunications, voice and networks were renovated and brought into compliance as planned during the second quarter.

          The Company has also addressed issues associated with the exchange of electronic data with external organizations. The Company has completed an inventory and assessment of all business partners utilizing electronic interfaces with the Company and processes have been put in place to allow the Company to accept data regardless of the format. During third quarter 1999, contingency plans will be finalized for other interfaces with our critical business partners.

          In addition to resolving internal Year 2000 readiness issues, the Company is conducting a due diligence effort with significant external organizations, including mutual fund organizations, financial institutions and wholesale producers, to assess if they will be Year 2000 compliant. This involves communication and follow-up with critical business partners to determine if they will be in a position to continue doing business in the Year 2000 and beyond. The results are currently being gathered and analyzed and these efforts will continue until compliance is assured or until regulatory rulings indicate actions to be taken related to non-compliant firms. Contingency plans have been developed for mutual fund organizations, financial institutions and wholesale producers who may not become compliant prior to the end of 1999.

          As part of its risk management strategy, the Company has identified risk scenarios including the identification of external risk factors that could cause business interruptions from Year 2000 related events. These risk scenarios include increased customer service volume, increased producer service volume, utility failures, technology failures and disruptions in business operations, finance and cash flow. The Company is in the process of developing mitigation and contingency plans to address these risks that would, except for complete utility failure, permit uninterrupted service to customers and producers. Contingency and mitigation plan efforts are expected to be completed during the third quarter of 1999.

          The preceding Year 2000 discussion excludes the three companies acquired in 1998. The Company has reviewed the acquired companies' systems, applications, and business partner relationships. These companies achieved their plans by June 1999 and are now compliant.

          Operating expenses in 1998 and 1997 include approximately $44.7 million and $45.4 million, respectively, for technology projects, including costs related to Year 2000. The Company anticipates spending approximately $5 million on Year 2000 activities in 1999 and expenditures for the first six months of 1999 totaled $4.2 million. Management does not anticipate that the completion of Year 2000 renovation and replacement activities will result in a reduction in operating expenses. Rather, personnel and resources currently allocated to Year 2000 issues will be assigned to other technology-related projects.

          Recently Issued Accounting Standards

          See note 4 to the unaudited consolidated financial statements for a discussion of recently issued accounting standards.

          Statutory Premiums and Deposits

          The Company sells its products through a broad distribution network. Unaffiliated entities that sell the Company's products to their own customer base include independent broker/dealers, national and regional brokerage firms, pension plan administrators and financial institutions. Representatives of the Company who market products directly to a customer base identified by the Company include Nationwide Retirement Solutions sales representatives and Nationwide Insurance agents.

          Statutory premiums and deposits by distribution channel are summarized as follows:

                                                           THREE MONTHS ENDED,               SIX MONTHS ENDED,
                                                                 JUNE 30,                         JUNE 30,
                                                         ------------------------        ------------------------
          (in millions)                                    1999            1998            1999            1998
          ------------------------------------------     --------        --------        --------        --------
            Independent broker/dealers                   $1,430.5        $1,358.5        $2,733.5        $2,554.5
            National and regional brokerage firms           245.1           144.8           458.4           304.4
            Financial institutions                          675.7           656.1         1,216.1         1,121.3
            Pension plan administrators                     335.7           277.9           673.2           557.3
            Nationwide Retirement Solutions sales
             representatives                                617.5           575.8         1,231.3         1,197.1
            Nationwide Insurance agents                     235.0           311.7           454.9           504.1
            Life specialists                                 40.4           364.6           227.2           454.5
                                                         --------        --------        --------        --------
          Total external premiums and deposits            3,579.9         3,689.4         6,994.6         6,693.2
                                                         ========        ========        ========        ========
          Nationwide Insurance employee
           and agent benefit plans                          123.7            55.7           190.1           115.5
                                                         --------        --------        --------        --------
          Total statutory premiums and deposits          $3,703.6        $3,745.1        $7,184.7        $6,808.7
                                                         ========        ========        ========        ========

          The 1998 statutory premiums and deposits have been restated to conform to the 1999 presentation which better reflects multi-product sales across all distribution channels.

          Excluding Nationwide Insurance benefit plan sales, total Company sales declined slightly in the second quarter of 1999 compared to the second quarter of 1998; however, sales increased 5% from first quarter 1999. On a year to date basis, sales increased 5% in 1999 compared to 1998. Second quarter 1998 sales included $349.9 million in single premium bank-owned life insurance (BOLI). Excluding these premiums, sales in second quarter 1999 were up 7% compared to 1998 second quarter sales, and up 10% on a year to date basis.

          Total annuity sales were $3.38 billion for second quarter 1999, up 6% from a year ago. Through six months total annuity sales were $6.46 billion, up 8%. The growth was attributable to group annuities, with each channel reporting increased sales from a year ago.

          Life insurance sales, excluding BOLI, were $201.9 million for second quarter 1999, up 33% from a year ago. On a comparable basis, six month sales increased 54% to $452.4 million.

          The Company believes it is on track to achieve its 20 percent growth objective for 1999, with sales including external statutory premiums and deposits, pension sales through Nationwide Trust Company, F.S.B. during the second half of the year, and excluding BOLI.

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

          External statutory premiums and deposits by product are summarized as follows.

                                                           THREE MONTHS ENDED,              SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                        ------------------------        ------------------------
            (in millions)                                 1999            1998            1999            1998
            -----------------------------------------   --------        --------        --------        --------
            The BEST of AMERICA(R) products:
              Individual variable annuities             $1,295.9        $1,378.6        $2,432.7        $2,498.6
              Group variable annuities                     887.5           672.1         1,789.3         1,374.2
              Variable universal life insurance             99.7            74.9           190.2           142.4
            Private label annuities                        360.8           339.7           665.2           574.9
            IRC Section 457 annuities                      521.6           499.4         1,052.5         1,048.1
            The NEA Valuebuilder annuities                  48.8            43.6            85.8            80.9
            Bank-owned life insurance                       --             349.9            86.7           425.1
            Corporate-owned life insurance                  40.4            14.7           140.5            29.4
            Traditional/Universal life insurance            61.8            62.1           121.8           121.4
            Other                                          263.4           254.4           429.9           398.2
                                                        --------        --------        --------        --------
                                                        $3,579.9        $3,689.4        $6,994.6        $6,693.2
                                                        ========        ========        ========        ========

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

          The following table summarizes operating income (loss) before federal income tax expense for the Company's business segments.

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,               JUNE 30,
                                              ------------------    -----------------
             (in millions)                     1999       1998       1999       1998
             -------------------------------  ------     ------     ------     ------
             Variable Annuities               $ 69.6     $ 55.7     $135.2     $105.0
             Fixed Annuities                    46.1       43.1       88.8       88.1
             Life Insurance                     29.2       21.5       58.3       41.6
             Assets Managed and Administered     6.6        2.6       12.7        5.9
             Corporate and Other                (6.5)      (1.4)     (12.9)      (3.6)
                                              ------     ------     ------     ------
                                              $145.0     $121.5     $282.1     $237.0
                                              ======     ======     ======     ======

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

          The following table summarizes certain selected financial data for the Variable Annuities segment for the periods indicated.

                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                               JUNE 30,                               JUNE 30,
                                                    ----------------------------          ----------------------------
         (in millions)                                 1999               1998               1999               1998
         -------------------------------------      ---------          ---------          ---------          ---------
         INCOME STATEMENT DATA
         Revenues                                   $   155.0          $   128.0          $   298.6          $   242.3
         Benefits and expenses                           85.4               72.3              163.4              137.3
                                                    ---------          ---------          ---------          ---------
         Operating income before federal
          income tax expense                        $    69.6          $    55.7          $   135.2          $   105.0
                                                    =========          =========          =========          =========

         OTHER DATA
         Statutory premiums and deposits (1)        $ 2,628.5          $ 2,726.5          $ 5,088.6          $ 5,015.5
         Policy reserves as of period end           $53,269.4          $41,962.1          $53,269.4          $41,962.1
         Pre-tax operating income to average
          policy reserves                                0.55%              0.55%              0.55%              0.54%

         ----------
         (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

          Variable annuity segment results reflect substantially increased asset fee revenue partially offset by increases in DAC amortization and other operating expenses. Asset fees increased to $146.6 million in the second quarter of 1999, up 20% from $122.2 million in the same period a year ago. For the first half of 1999, asset fees totaled $282.2 million up 22% from the first half of 1998. The increase in asset fees is due to continued growth in variable annuity policy reserve levels resulting from strong variable annuity sales and market appreciation on investments underlying reserves.

          Variable annuity policy reserves grew $4.42 billion during the second quarter of 1999 reaching $53.27 billion as of June 30, 1999. During the first six months of 1999 reserves have increased $6.85 billion and are up 27% compared to a year ago. Variable annuity sales were flat compared to 1999 both on a quarterly and year to date basis; however, second quarter 1999 sales grew 7% compared to first quarter 1999, reaching $2.63 billion.

          Favorable equity market conditions during the first half of 1999 also contributed significantly to the growth in variable annuity policy reserves. Variable annuity policy reserves reflect market appreciation of $4.37 billion during the first six months of 1999. Over the past twelve months, variable annuity policy reserves have increased $6.62 billion as a result of market appreciation.

          Amortization of DAC increased 28% to $38.9 million in second quarter 1999 compared to $30.5 million in second quarter 1998. DAC amortization for the first half of 1999 increased to $74.3 million compared to $56.9 million for the first half of 1998. Operating expenses were $45.7 million in second quarter 1999, an increase of 12% over second quarter 1998, while year to date 1999 operating expenses were $87.9 million compared to $78.4 million in 1998. The growth in DAC amortization and operating expenses reflect the overall growth in the variable annuity business.

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

          The following table summarizes certain selected financial data for the Fixed Annuities segment for the periods indicated.

                                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                               JUNE 30,                              JUNE 30,
                                                    ----------------------------          ----------------------------
         (in millions)                                 1999               1998               1999               1998
         ---------------------------------------    ---------          ---------          ---------          ---------
         INCOME STATEMENT DATA
         Revenues:
           Net investment income                    $   278.1          $   276.6          $   553.4          $   553.8
           Other                                          8.2                9.6               20.5               21.7
                                                    ---------          ---------          ---------          ---------
                                                        286.3              286.2              573.9              575.5
                                                    ---------          ---------          ---------          ---------
         Benefits and expenses:
           Interest credited to policyholder
            account balances                            202.5              206.3              404.7              412.2
           Other benefits and expenses                   37.7               36.8               80.4               75.2
                                                    ---------          ---------          ---------          ---------
                                                        240.2              243.1              485.1              487.4
                                                    ---------          ---------          ---------          ---------
         Operating income before federal
          income tax expense                        $    46.1          $    43.1          $    88.8          $    88.1
                                                    =========          =========          =========          =========

         OTHER DATA
         Statutory premiums and deposits (1)        $   749.5          $   461.2          $ 1,366.9          $   959.3
         Policy reserves as of period end           $15,114.9          $14,256.1          $15,114.9          $14,256.1
         Pre-tax operating income to
          average policy reserves                        1.22%              1.21%              1.18%              1.24%

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

                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                             JUNE 30,               JUNE 30,
                                        ------------------      ----------------
                                          1999      1998         1999      1998
                                          ----      ----         ----      ----
            Net investment income         7.65%     7.99%        7.64%     8.00%
            Interest credited             5.57      5.96         5.59      5.95
                                          ----      ----         ----      ----
                                          2.08%     2.03%        2.05%     2.05%
                                          ====      ====         ====      ====

          The Company has experienced an increase in mortgage loan and bond prepayment fees in the first half of 1999 and such income accounted for approximately 11 basis points and 13 basis points of the interest spread in the second quarter and first six months of 1999, respectively. Comparatively, prepayment fees contributed 6 basis points and 7 basis points of the interest spread during the second quarter and first half of 1998, respectively. The Company anticipates that recent increases in interest rates will slow prepayment activity and expects interest spreads to remain at 190 to 195 basis points, excluding the impact of mortgage loan and bond prepayment income, and closer to 200 basis points assuming a normal level of prepayment activity.

          Fixed annuity policy reserves increased to $15.11 billion as of June 30, 1999 compared to $14.90 billion as of the end of 1998 and $14.26 billion a year ago.

          Second quarter fixed annuity sales increased to $749.5 million in 1999 compared to $461.2 million in 1998 while sales for the first six months of 1999 increased to $1.37 billion from $959.3 million in 1998. Most of the Company's fixed annuity sales are premiums allocated to the fixed option of variable annuity contracts. Second quarter 1999 fixed annuity sales include $658.2 million in premiums allocated to the fixed option under a variable annuity contract, compared to $356.4 million in second quarter 1998.

          Much of the recent growth in fixed annuity reserves and fixed option sales is attributable to a sales promotion initiated in first quarter 1999 that offers customers a first year bonus interest rate and transfers the account balance systematically to variable options over a twelve month period. At June 30, 1999 nearly $550 million of fixed reserves relate to this program.

          Other benefits and expenses remained relatively flat in second quarter 1999 compared to a year ago.

          As a means to expand spread-based product offerings, on July 13, 1999, the Company launched a $2 billion European Medium Term Note program. Notes issued under the program will be secured by funding agreements issued by NLIC. The first series of notes issued under the program are 500 million Swiss Franc-denominated (USD $317 million), five-year notes, and are expected to close August 16, 1999.

          Life Insurance

          The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned life insurance products, that provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis.

          The following table summarizes certain selected financial data for the Life Insurance segment for the periods indicated.

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                    ------------------------        ------------------------
         (in millions)                                1999            1998            1999            1998
         ---------------------------------------    --------        --------        --------        --------
         INCOME STATEMENT DATA
         Revenues                                   $  153.3        $  134.2        $  304.4        $  261.4
         Benefits and expenses                         124.1           112.7           246.1           219.8
                                                    --------        --------        --------        --------
         Operating income before federal
          income tax expense                        $   29.2        $   21.5        $   58.3        $   41.6
                                                    ========        ========        ========        ========

         OTHER DATA
         Statutory premiums (1):
           Traditional and universal life
            insurance                               $   61.8        $   62.1        $  121.8        $  121.4
           Variable universal life insurance        $   99.7        $   74.9        $  190.2        $  142.4
           Corporate-owned life insurance           $   40.4        $  364.6        $  227.1        $  454.5
         Policy reserves as of period end:
           Traditional and universal life
            insurance                               $2,476.8        $2,404.5        $2,476.8        $2,404.5
           Variable universal life insurance        $1,517.8        $1,096.4        $1,517.8        $1,096.4
           Corporate-owned life insurance           $1,156.9        $  687.4        $1,156.9        $  687.4

         ----------
         (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

          Life Insurance segment results reflect increased revenues driven by growth in investment life insurance in force and policy reserves, partially offset by higher policy benefit costs.

          The increase in Life Insurance segment earnings is attributable to strong growth in investment life insurance products, which include individual variable universal life insurance and corporate-owned life insurance, where the Company has aggressively expanded its distribution capabilities. Revenues from investment life products increased to $51.9 million in second quarter 1999 from $34.6 million in second quarter 1998. On a year to date basis, investment life product revenues increased to $103.7 million in 1999 from $61.8 million in 1998.

          Sales of individual investment life insurance increased 33% during second quarter 1999 reaching $99.7 million compared to $74.9 million in 1998. Excluding the $349.9 million in 1998 single premium BOLI sales, corporate investment life insurance sales more than doubled reaching $40.4 million in second quarter 1999 compared to $14.7 million in second quarter 1998. Total investment life insurance in force reached $21.48 billion at June 30, 1999 representing 43% of all life insurance in force compared to $14.84 billion and 35% a year ago.

          Interest credited to policyholders increased $6.1 million in second quarter 1999 reaching $33.6 million compared to $27.5 million in the year ago second quarter. For the first six months of 1999, interest credited to policyholders increased $11.9 million over 1998. Increased corporate-owned life insurance business accounted for most of the increases. Corporate investment fixed life insurance reserves increased 41% to $931.5 million as of June 30, 1999 compared to $662.0 million a year ago.

          Other policy benefits increased $8.2 million and $12.8 million in the three months and six months, respectively, ended June 30, 1999 over comparable periods in 1998, reflecting growth in insurance inforce and favorable mortality experience in the first half of 1998.

          Assets Managed and Administered

          The following table summarizes certain selected financial data for the Assets Managed and Administered segment for the periods indicated.

                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  JUNE 30,                          JUNE 30,
                                        --------------------------        --------------------------
         (in millions)                     1999             1998             1999             1998
         --------------------------     ---------        ---------        ---------        ---------
         INCOME STATEMENT DATA
         Revenues                       $    37.2        $    23.7        $    71.5        $    40.8
         Operating expenses                  30.6             21.1             58.8             34.9
                                        ---------        ---------        ---------        ---------
         Operating income before
          federal income tax            $     6.6        $     2.6        $    12.7        $     5.9
                                        =========        =========        =========        =========

         OTHER DATA (1)
         Assets under management        $21,604.2        $17,999.9        $21,604.2        $17,999.9
         Assets administered            $12,788.2        $ 4,535.9        $12,788.2        $ 4,535.9

         ------------
         (1) Represents the notional amount of assets managed and administered. These assets are not reflected on the Company's consolidated balance sheet, unless part of an annuity or life insurance contract issued by the Company.

          Assets Managed and Administered segment earnings growth was partially attributable to acquisitions that occurred in 1998. During 1998, NFS acquired three companies in an effort to expand the Company's investment management and large case pension plan administration services. The acquired companies contributed $10.1 million to revenues and $9.7 million to operating expenses in second quarter 1999, and $19.4 million to revenues and $19.3 million to operating expenses for the first six months of 1999. The $9.7 million of operating expenses attributable to the acquisitions includes $1.0 million of goodwill amortization. The remaining increases in revenues and operating expenses are attributable to growth in the Company's mutual fund operations that were in place during both periods presented, and which reported a $2.79 billion increase in assets under management from June 30, 1998 to June 30, 1999.

          Most of the growth in the assets administered is due to the acquisitions previously discussed.

          Assets under management include $9.26 billion and $6.82 billion of Company managed investment options that support the Company's variable annuity and variable life insurance products as of June 30, 1999 and 1998, respectively. These assets are also included in the related variable annuity and variable life insurance policy reserves.

          Corporate and Other

          The following table summarizes certain selected financial data for the Corporate and Other segment for the periods indicated.

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                             ------------------    -----------------
         (in millions)                          1999      1998      1999       1998
         ----------------------------------    -----     -----     ------     ------
         INCOME STATEMENT DATA
         Revenues                              $48.6     $48.3     $ 94.5     $ 98.1
         Benefits and expenses                  55.1      49.7      107.4      101.7
                                               -----     -----     ------     ------
         Operating loss before federal
            income tax expense (1)             $(6.5)    $(1.4)    $(12.9)    $ (3.6)
                                               =====     =====     ======     ======

         ----------
         (1) Excludes realized gains and losses on investments.

          Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the four product segments, commissions and other income earned by the marketing and distribution subsidiaries of the Company and net investment income and policy charges from group annuity contracts issued to Nationwide Insurance employee and agent benefit plans. The decrease in revenues reflects a decrease in group annuity account balances related to Nationwide Insurance employee benefit plans and lower income from real estate investments.

          Included in benefits and expenses is $11.8 million and $8.0 million of interest expense on long-term debt and capital and preferred securities of subsidiary trusts for second quarter 1999 and 1998, respectively. Interest expense for the six month periods totaled $23.6 million and $16.0 million in 1999 and 1998, respectively. The increase reflects $200.0 million of preferred securities issued through a subsidiary trust in October 1998.

          In addition to the operating revenues previously presented, the Company also reports realized gains and losses on investments in the Corporate and Other segment. The Company realized net investment (losses) gains of $(7.9) million and $5.0 million during the second quarter of 1999 and 1998, respectively.

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

                                                                           AS OF
                                                          ----------------------------------------
                                                          JUNE 30,      DECEMBER 31,      JUNE 30,
           (in millions)                                    1999            1998            1998
           -----------------------------------------      --------      ------------      --------
           Long-term debt                                 $  298.4        $  298.4        $  298.4
           Capital and preferred securities of
            subsidiary trusts                                300.0           300.0           100.0
                                                          --------        --------        --------
             Total long-term debt and capital
              and preferred securities                       598.4           598.4           398.4
                                                          --------        --------        --------

           Shareholders' equity, excluding
            accumulated other comprehensive income         2,332.8         2,171.6         2,029.1
           Accumulated other comprehensive income             85.0           275.9           250.0
                                                          --------        --------        --------
             Total shareholders' equity                    2,417.8         2,447.5         2,279.1
                                                          --------        --------        --------
             Total capital                                $3,016.2        $3,045.9        $2,677.5
                                                          ========        ========        ========

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

          State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The ability of NLIC to pay dividends is subject to restrictions set forth in the insurance laws and regulations of Ohio, its domiciliary state. The Ohio insurance laws require life insurance companies to seek prior regulatory approval to pay a dividend if the fair market value of the dividend, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders' surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the prior year. NLIC's statutory-basis policyholders' surplus as of December 31, 1998 was $1.32 billion and statutory-basis net income for 1998 was $171.0 million. Total dividends paid in the 12 months preceding June 30, 1999 were $11.0 million. The Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders. NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses, and principal in the future.

          Also available as a source of funds to the Company is a $600.0 million revolving credit facility entered into by NFS, NLIC and Nationwide Mutual Insurance Company with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. To date, no amounts have been drawn down on the facility. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.23 billion and NLIC maintain statutory surplus in excess of $875 million. The Company had no amounts outstanding under this agreement as of June 30, 1999.

          INVESTMENTS

          General

          The Company's assets are divided between separate account and general account assets. As of June 30, 1999, $58.15 billion (or 71%) of the Company's total assets were held in separate accounts and $24.02 billion (or 29%) were held in the Company's general account, including $20.85 billion of general account investments.

          Separate account assets consist primarily of deposits from the Company's variable annuity business. Most separate account assets are invested in various mutual funds. All of the investment risk in the Company's separate account assets is borne by the Company's customers, with the exception of $814.9 million of policy reserves as of June 30, 1999 ($743.9 million as of December 31, 1998) for which the Company bears the investment risk.

          Fixed Maturity Securities

          The following table summarizes the composition of the Company's general account fixed maturity securities by category.

                                                         JUNE 30, 1999                     DECEMBER 31, 1998
                                                    -----------------------             -----------------------
                                                    CARRYING          % OF              CARRYING          % OF
            (in millions)                             VALUE           TOTAL               VALUE           TOTAL
            --------------------------------        ---------         -----             ---------         -----
            U.S. government/agencies                $   301.2           2.1%            $   269.0           1.9%
            Foreign governments                         113.4           0.8                 111.0           0.8
            State and political subdivisions              0.8          --                     1.6          --
            Mortgage-backed securities:
              U.S. government/agencies                3,492.1          24.7               3,562.2          25.0
              Non-government/agencies                    --            --                    --            --
            Corporate:
              Public                                  5,235.2          37.0               5,194.3          36.4
              Private                                 4,997.8          35.4               5,109.8          35.9
                                                    ---------         -----             ---------         -----
                                                    $14,140.5         100.0%            $14,247.9         100.0%
                                                    =========         =====             =========         =====

          The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company's general account fixed maturity securities, 98% were in the highest two NAIC Designations as of June 30, 1999.

          The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company's general account fixed maturity securities portfolio.

                                                      AS OF JUNE 30, 1999    AS OF DECEMBER 31, 1998
                                                      -------------------    -----------------------
             NAIC               RATING AGENCY          CARRYING     % OF        CARRYING     % OF
        DESIGNATION (1)   EQUIVALENT DESIGNATION (2)     VALUE     TOTAL          VALUE     TOTAL
        ---------------   --------------------------   ---------   ------       ---------   ------
                                                                      (in millions)
              1                   Aaa/Aa/A             $ 9,077.4    64.2%       $ 9,166.1    64.3%
              2                   Baa                    4,712.3    33.3          4,715.1    33.1
              3                   Ba                       332.1     2.4            347.2     2.5
              4                   B                         18.6     0.1              5.6     --
              5                   Caa and lower              0.1     --              13.9     0.1
              6                   In or near-default       --        --             --        --
                                                       ---------   -----        ---------   -----
                                                       $14,140.5   100.0%       $14,247.9   100.0%
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

          The Company's general account mortgage-backed security (MBS) investments include residential MBSs and multi-family mortgage pass-through certificates. As of June 30, 1999, MBSs were $3.49 billion (or 25%) of the carrying value of the general account fixed maturity securities available-for-sale, all of which were guaranteed by the U.S. government or an agency of the U.S. government.

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

          Prepayment risk is an inherent risk of holding MBSs. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs. As of June 30, 1999, $2.27 billion (or 65%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO/REMIC security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class.

          The following table sets forth the distribution by investment type of the Company's general account MBS portfolio.

                                                       AS OF JUNE 30, 1999             AS OF DECEMBER 31, 1998
                                                      ----------------------           -----------------------
                                                      CARRYING         % OF             CARRYING         % OF
            (in millions)                              VALUE           TOTAL             VALUE           TOTAL
            -------------------------------------     --------         -----            --------         -----
            Planned Amortization Class                $2,266.7          64.9%           $2,433.4          68.3%
            Very Accurately Defined Maturity             447.3          12.8               477.8          13.4
            Multi-family Mortgage Pass-through
              Certificates                               262.5           7.5               251.0           7.0
            Scheduled                                    131.5           3.8               143.8           4.0
            Targeted Amortization Class                   77.1           2.2                92.0           2.6
            Accrual                                       63.6           1.8                77.3           2.2
            Sequential                                    47.3           1.4                45.6           1.3
            Other                                        196.1           5.6                41.3           1.2
                                                      --------         -----            --------         -----
                                                      $3,492.1         100.0%           $3,562.2         100.0%
                                                      ========         =====            ========         =====

          Mortgage Loans

          As of June 30, 1999, general account mortgage loans were $5.40 billion (or 26%) of the carrying value of consolidated general account invested assets.

          As of June 30, 1999 0.01% of the Company's mortgage loans were classified as delinquent compared to none a year ago and none at December 31, 1998. Foreclosed and restructured loans totaled only 0.00% and 0.46% of the Company's mortgage loans as of June 30, 1999, respectively, compared to 0.17% and 0.68% as of June 30, 1998, respectively.

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

          In November 1997, two plaintiffs, one who was the owner of a variable life insurance contract and the other who was the owner of a variable annuity contract, commenced a lawsuit in a federal court in Texas against Nationwide Life and the American Century group of defendants (Robert Young and David D. Distad v. Nationwide Life Insurance Company et al.). In this lawsuit, plaintiffs sought to represent a class of variable life insurance contract owners and variable annuity contract owners whom they claim were allegedly misled when purchasing these variable contracts into believing that the performance of their underlying mutual fund option managed by American Century, whose shares may only be purchased by insurance companies, would track the performance of a mutual fund, also managed by American Century, whose shares are publicly traded. The amended complaint seeks unspecified compensatory and punitive damages. On April 27, 1998, the district court denied, in part, and granted, in part, motions to dismiss the complaint filed by NLIC and American Century. The remaining claims against NLIC allege securities fraud, common law fraud, civil conspiracy, and breach of contract. The District Court, on December 2, 1998, issued an order denying plaintiffs' motion for class certification and the appeals court declined to review the order denying class certification upon interlocutory appeal. On June 11, 1999, the District Court denied the plaintiffs' motion to amend their complaint and reconsider class certification. NLIC intends to defend this lawsuit (now limited to the claims of the two named plaintiffs) vigorously.

          On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. The Company intends to defend this lawsuit vigorously.

          There can be no assurance that any litigation relating to pricing or sales practices will not have a material adverse effect on the Company in the future.

ITEM 2    CHANGES IN SECURITIES

          Pursuant to the Stock Retainer Plan for Non-Employee Directors, 1,275 shares of Class A Common Stock were issued by NFS during the second quarter of 1999, at an average price of $44.146 per share to NFS' directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) promulgated thereunder.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NFS held its Annual Meeting of stockholders on May 11, 1999. At that meeting, stockholders approved the following management proposal:

                                                         For           Withheld
                                                    -------------      --------
          Election of directors to serve as
          Class II Directors until the year
          2002 Annual Meeting of stockholders
          as follows:

             Charles L. Fuellgraf, Jr.              1,067,893,065       32,844
             Dimon R. McFerson                      1,067,888,863       37,046
             Donald L. McWhorter                    1,067,894,393       31,516
             Arden L. Shisler                       1,067,894,075       31,834

          The terms of office of the Directors, James G. Brocksmith, Jr., Joseph
          J. Gasper, Henry S. Holloway, Lydia Micheaux Marshall, David O. Miller, James F. Patterson and Gerald D. Prothro, continued after the meeting.

ITEM 5    OTHER INFORMATION

          None.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits:

                   27   Financial Data Schedule (electronic filing only)

          (b)      Reports on Form 8-K:

                   On June 11, 1999, NFS filed a Current Report on Form 8-K announcing plans to create a $2 billion European medium-term note program, secured by institutional funding agreements, in the third quarter of 1999.

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


                                     NATIONWIDE FINANCIAL SERVICES, INC.
                                     -----------------------------------
                                                 (Registrant)

Date: August 16, 1999          /s/ Mark R. Thresher
                               -------------------------------------------------
                               Mark R. Thresher, Senior Vice President - Finance
                                            (Chief Accounting Officer)