Form 10-Q
period 1999-09-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 1999-11-15
CIK 1029786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999    COMMISSION FILE NO. 1-12785


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

                                    YES  X   NO
                                    ------   -----

The number of shares outstanding of each of the registrant's classes of common stock on November 1, 1999 was as follows:

CLASS A COMMON STOCK (par value $0.01 per share) - 23,783,759 shares issued and
(Title of Class)                                   outstanding

CLASS B COMMON STOCK (par value $0.01 per share) - 104,745,000 shares issued and
(Title of Class)                                   outstanding

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX




PART I       FINANCIAL INFORMATION

             Item 1      Unaudited Consolidated Financial Statements                                                     3

             Item 2      Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                                       12

             Item 3      Quantitative and Qualitative Disclosures About Market Risk                                     27

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                                              28

             Item 2      Changes in Securities and Use of Proceeds                                                      28

             Item 3      Defaults Upon Senior Securities                                                                29

             Item 4      Submission of Matters to a Vote of Security Holders                                            29

             Item 5      Other Information                                                                              29

             Item 6      Exhibits and Reports on Form 8-K                                                               29

SIGNATURE                                                                                                               30

                         PART I - FINANCIAL INFORMATION

ITEM 1      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)
                     (in millions, except per share amounts)


                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                                ---------------------------------  ---------------------------------
                                                                     1999              1998             1999              1998
                                                                ---------------   ---------------  ---------------   ---------------

REVENUES
  Policy charges                                                   $    231.5          $  180.6        $   655.9         $   514.6
  Life insurance premiums                                                51.5              48.4            153.9             153.6
  Net investment income                                                 382.3             375.7          1,122.4           1,109.3
  Realized gains (losses) on investments                                  6.2              (5.0)            (7.1)             16.6
  Other                                                                  44.9              30.2            120.9              75.5
                                                                ---------------   ---------------  ---------------   ---------------
                                                                        716.4             629.9          2,046.0           1,869.6
                                                                ---------------   ---------------  ---------------   ---------------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances                    272.4             269.0            803.6             795.6
  Other benefits and claims                                              51.4              47.5            146.2             134.4
  Policyholder dividends on participating policies                        8.7               8.6             30.5              30.9
  Amortization of deferred policy acquisition costs                      68.5              57.5            196.1             159.3
  Interest expense on debt and capital and preferred securities
    of subsidiary trusts                                                 11.8               8.0             35.4              24.0
  Other operating expenses                                              148.1             120.7            409.9             348.2
                                                                ---------------   ---------------  ---------------   ---------------
                                                                        560.9             511.3          1,621.7           1,492.4
                                                                ---------------   ---------------  ---------------   ---------------

   Income before federal income tax expense                             155.5             118.6            424.3             377.2
Federal income tax expense                                               52.2              40.7            141.8             129.6
                                                                ---------------   ---------------  ---------------   ---------------
          Net income                                               $    103.3          $   77.9        $   282.5         $   247.6
                                                                ===============   ===============  ===============   ===============

NET INCOME PER COMMON SHARE
  Basic                                                            $    0.80           $  0.61         $   2.20          $   1.93
  Diluted                                                          $    0.80           $  0.61         $   2.20          $   1.92

Weighted average common shares outstanding                             128.5             128.5            128.5             128.5
Weighted average diluted common shares outstanding                     128.6             128.7            128.6             128.7



See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                     (in millions, except per share amounts)



                                                                                       (UNAUDITED)
                                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                                           1999                   1998
                                                                                     ------------------   ------------------
ASSETS
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity securities (cost $14,944.1 in 1999; $13,724.1 in 1998)                 $ 15,024.8           $ 14,247.9
    Equity securities (cost $84.7 in 1999; $116.9 in 1998)                                     105.7                134.0
  Mortgage loans on real estate, net                                                         5,613.9              5,328.4
  Real estate, net                                                                             250.4                243.6
  Policy loans                                                                                 505.4                464.3
  Other long-term investments                                                                   77.9                 44.0
  Short-term investments                                                                       569.4                478.3
                                                                                     ------------------   ------------------
                                                                                            22,147.5             20,940.5
                                                                                     ------------------   ------------------

Cash                                                                                            29.4                 24.5
Accrued investment income                                                                      248.8                218.7
Deferred policy acquisition costs                                                            2,417.9              2,022.3
Other assets                                                                                   568.8                529.4
Assets held in separate accounts                                                            57,264.3             50,935.8
                                                                                     ------------------   ------------------
                                                                                          $ 82,676.7           $ 74,671.2
                                                                                     ==================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits and claims                                                         $ 21,458.2           $ 19,772.2
Long-term debt                                                                                 298.4                298.4
Other liabilities                                                                              879.2                917.3
Liabilities related to separate accounts                                                    57,264.3             50,935.8
                                                                                     ------------------   ------------------
                                                                                            79,900.1             71,923.7
                                                                                     ------------------   ------------------
NFS-obligated mandatorily redeemable capital and preferred securities of
subsidiary trusts holding solely junior subordinated debentures of NFS                         300.0                300.0
                                                                                     ------------------   ------------------

Shareholders' equity:
  Preferred stock, $0.01 par value. Authorized 50.0 million shares; no shares
    issued and outstanding                                                                       -                    -
  Class A common stock, $0.01 par value. Authorized 750.0 million shares,
    23.8 million shares issued and outstanding                                                   0.2                  0.2
  Class B common stock, $0.01 par value. Authorized 750.0 million shares,
    104.7 million shares issued and outstanding                                                  1.0                  1.0
  Additional paid-in capital                                                                   634.1                629.5
  Retained earnings                                                                          1,781.4              1,541.5
  Accumulated other comprehensive income                                                        60.8                275.9
  Other                                                                                         (0.9)                (0.6)
                                                                                     ------------------   ------------------
                                                                                             2,476.6              2,447.5
                                                                                     ------------------   ------------------
                                                                                          $ 82,676.7           $ 74,671.2
                                                                                     ==================   ==================

See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                  Nine Months Ended September 30, 1999 and 1998
                                  (in millions)

                                                                                       ACCUMULATED
                                     CLASS A     CLASS B   ADDITIONAL                     OTHER                         TOTAL
                                      COMMON     COMMON      PAID-IN      RETAINED    COMPREHENSIVE                 SHAREHOLDERS'
                                      STOCK       STOCK      CAPITAL      EARNINGS        INCOME       OTHER           EQUITY
                                    -----------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1998                $ 0.2      $ 1.0     $ 629.2      $ 1,247.8     $   247.1       $ (1.1)       $ 2,124.2
Comprehensive income:
    Net income                            -          -           -            247.6           -            -              247.6
    Net unrealized gains on
      securities available-for-sale
      arising during the period           -          -           -              -           126.1          -              126.1
                                                                                                                   ----------------
    Total comprehensive income                                                                                            373.7
                                                                                                                   ----------------
Cash dividends declared                   -          -           -            (28.3)          -            -              (28.3)
Other, net                                -          -           0.2            -             -            0.3              0.5
                                    -----------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998             $ 0.2      $ 1.0     $ 629.4      $ 1,467.1     $   373.2       $ (0.8)       $ 2,470.1
                                    ===============================================================================================


BALANCE, JANUARY 1, 1999                $ 0.2      $ 1.0     $ 629.5      $ 1,541.5     $   275.9       $ (0.6)       $ 2,447.5
Comprehensive income:
    Net income                            -          -           -            282.5          -             -              282.5
    Net unrealized losses on
      securities available-for-sale
      arising during the period           -          -           -              -         (238.6)          -             (238.6)
                                                                                                                   ----------------
    Total comprehensive income                                                                                             43.9
                                                                                                                   ----------------
Cash dividends declared                   -          -           -            (36.0)         -             -              (36.0)
Other, net                                -          -           4.6           (6.6)        23.5          (0.3)            21.2
                                    -----------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1999             $ 0.2      $ 1.0     $ 634.1      $ 1,781.4    $    60.8        $ (0.9)       $ 2,476.6
                                    ===============================================================================================

See accompanying notes to unaudited consolidated financial statements.

               NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                  Nine Months Ended September 30, 1999 and 1998
                                  (in millions)

                                                                                                1999              1998
                                                                                           ---------------   ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                                $   282.5         $   247.6
    Adjustments to reconcile net income to net cash provided by operating activities:
      Interest credited to policyholder account balances                                          803.6             795.6
      Capitalization of deferred policy acquisition costs                                        (482.8)           (437.5)
      Amortization of deferred policy acquisition costs                                           196.1             159.3
      Amortization and depreciation                                                                 8.1              (4.3)
      Realized losses (gains) on investments, net                                                   7.1             (16.6)
      Increase in accrued investment income                                                       (18.1)            (16.9)
      Decrease (increase) in other assets                                                          23.0             (66.1)
      Decrease in policy liabilities                                                              (17.1)            (10.4)
      Increase (decrease) in other liabilities                                                     67.4            (181.4)
      Other, net                                                                                    1.5              (8.2)
                                                                                           ---------------   ---------------
        Net cash provided by operating activities                                                 871.3             461.1
                                                                                           ---------------   ---------------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of securities available-for-sale                                     1,681.9           1,097.7
    Proceeds from sale of securities available-for-sale                                           336.1             550.6
    Proceeds from maturity of securities held to maturity                                           -                 6.0
    Proceeds from repayments of mortgage loans on real estate                                     350.0             546.7
    Proceeds from sale of real estate                                                               5.7              74.6
    Proceeds from repayments of policy loans and sale of other invested assets                     23.4              21.1
    Cost of securities available-for-sale acquired                                             (2,475.9)         (2,187.6)
    Cost of mortgage loans on real estate acquired                                               (452.2)           (556.4)
    Cost of real estate acquired                                                                  (11.1)             (0.5)
    Short-term investments, net                                                                     8.3             153.8
    Net cash paid for purchase of subsidiaries                                                   (156.9)              -
    Other, net                                                                                   (110.1)            (51.9)
                                                                                           ---------------   ---------------
        Net cash used in investing activities                                                    (800.8)           (345.9)
                                                                                           ---------------   ---------------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Cash dividends paid                                                                           (33.6)            (25.7)
    Increase in investment product and universal life insurance product account balances        2,690.9           1,808.5
    Decrease in investment product and universal life insurance product account balances       (2,722.2)         (2,061.6)
    Other, net                                                                                     (0.7)              -
                                                                                           ---------------   ---------------
        Net cash used in financing activities                                                     (65.6)           (278.8)
                                                                                           ---------------   ---------------

  Net increase (decrease) in cash                                                                   4.9            (163.6)

  Cash, beginning of period                                                                        24.5             180.9
                                                                                           ---------------   ---------------
  Cash, end of period                                                                        $     29.4        $     17.3
                                                                                           ===============   ===============


See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements
                      Nine Months Ended September 30, 1999


(1)      Basis of Presentation
         ----------------------

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

         The calculations of basic and diluted earnings per share are as follows:

                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                 --------------------------- ---------------------------
           (in millions, except per share amounts)                   1999          1998          1999          1998
           ----------------------------------------------------- ------------- ------------- ------------- -------------

           Basic and diluted net income                           $   103.3       $  77.9      $  282.5      $  247.6
                                                                 ============= ============= ============= =============

           Weighted average shares of common
             stock outstanding                                        128.5         128.5         128.5         128.5
           Dilutive effect of stock options                             0.1           0.2           0.1           0.2
                                                                 ------------- ------------- ------------- -------------
           Weighted average diluted shares of common
             stock outstanding                                        128.6         128.7         128.6         128.7
                                                                 ============= ============= ============= =============

           Net income per common share:
             Basic                                                $    0.80       $  0.61      $   2.20      $   1.93
             Diluted                                              $    0.80       $  0.61      $   2.20      $   1.92

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued


(3)      Comprehensive Income
         --------------------

         Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity that bypass net income. Currently, the Company's only component of Other Comprehensive Income (Loss) is unrealized gains (losses) on securities available-for-sale. The related before and after federal income tax amounts are as follows:

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
           (in millions)                                               SEPTEMBER 30,                   SEPTEMBER 30,
           ----------------------------------------------------------------------------------- -------------------------------
                                                                    1999            1998            1999            1998
                                                               --------------- --------------- --------------- ---------------

           Unrealized (losses) gains on securities
           available-for-sale arising during the period:
               Gross                                               $ (91.7)        $ 266.6        $ (488.3)        $ 273.7
               Adjustment to deferred policy acquisition costs        15.3           (73.7)          108.7           (72.8)
               Related federal income tax benefit (expense)           29.9           (67.4)          132.5           (70.2)
                                                               --------------- --------------- --------------- ---------------
                     Net                                             (46.5)          125.5          (247.1)          130.7
                                                               --------------- --------------- --------------- ---------------

           Reclassification adjustment for net (gains) losses
              on securities available-for-sale realized during
              the period:
                Gross                                                 (2.0)           (3.5)           13.0            (7.0)
                Related federal income tax expense (benefit)           0.8             1.2            (4.5)            2.4
                                                               --------------- --------------- --------------- ---------------
                     Net                                              (1.2)           (2.3)            8.5            (4.6)
                                                               --------------- --------------- --------------- ---------------

           Total Other Comprehensive (Loss) Income                 $ (47.7)        $ 123.2        $ (238.6)        $ 126.1
                                                               =============== =============== =============== ===============

(4)      Recently Issued Accounting Standards
         ------------------------------------

         In March 1998, The American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position
         (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed internal use software related costs as incurred. The effect of adopting the SOP was to increase net income for the quarter ended September 30, 1999 by $3.3 million or $0.03 per share. For the nine months ended September 30, 1999 the effect of adopting the SOP was to increase net income by $7.7 million or $0.06 per share.

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

         Beginning first quarter 1999 the Company began reporting a new product segment, Assets Managed and Administered. The Assets Managed and Administered segment includes the revenues and expenses of the Company's investment adviser subsidiaries and the operations of businesses from which the Company receives fees for administrative services only. Previously, the results of these operations were included in the Corporate and Other segment.

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

               NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements, Continued

         The following table summarizes the financial results of the Company's business segments for the three months ended September 30, 1999 and 1998.

                                                                                            ASSETS
                                              VARIABLE       FIXED          LIFE        MANAGED AND     CORPORATE
         (in millions)                       ANNUITIES     ANNUITIES      INSURANCE     ADMINISTERED      AND OTHER       TOTAL
         --------------------------------   ------------  ------------  ------------   --------------   -----------     ---------

         1999
         Operating revenue (1)                   $ 159.4      $ 292.1       $ 162.5        $ 42.5           $ 53.7       $ 710.2
         Benefits and expenses                      86.8        248.1         130.7          35.8             59.5         560.9
                                                 -------      -------       -------        ------           ------       -------
           Operating income (loss)
             before  federal income tax             72.6         44.0          31.8           6.7             (5.8)        149.3
         Realized gains on investments               -            -              -             -               6.2           6.2
                                                 -------      -------       -------        ------           ------       -------
         Consolidated income before
           federal income tax                    $  72.6      $  44.0       $  31.8        $  6.7           $  0.4       $ 155.5
                                                 =======      =======       =======        ======           ======       =======

         1998
         Operating revenue (1)                   $ 128.6      $ 289.5       $ 140.8        $ 28.0           $ 48.0       $ 634.9
         Benefits and expenses                      73.5        245.7         117.9          23.7             50.5         511.3
                                                 -------      -------       -------        ------           ------       -------
           Operating income (loss)
             before federal income tax              55.1         43.8          22.9           4.3             (2.5)        123.6
         Realized losses on investments              -             -             -             -              (5.0)         (5.0)
                                                 -------      -------       -------        ------           ------       -------
         Consolidated income (loss) before
           federal income tax                    $  55.1       $ 43.8       $  22.9        $  4.3           $ (7.5)      $ 118.6
                                                 =======      =======       =======        ======           ======       =======
         ----------

(1)      Excludes realized gains and losses on investments.

               NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements, Continued

         The following table summarizes the financial results of the Company's business segments for the nine months ended September 30, 1999 and 1998.

                                                                                           ASSETS
                                               VARIABLE       FIXED          LIFE        MANAGED AND      CORPORATE
         (in millions)                        ANNUITIES     ANNUITIES      INSURANCE     ADMINISTERED     AND OTHER       TOTAL
         ------------------------------------------------- ------------- -------------- ---------------- ------------- -------------

         1999
         Operating revenue (1)                 $    458.0    $    866.0    $    466.9    $    114.0        $    148.2    $  2,053.1
         Benefits and expenses                      250.2         733.2         376.8          94.6             166.9       1,621.7
                                               ----------    ----------    ----------    ----------        ----------    ----------
           Operating income (loss)
             before federal income tax              207.8         132.8          90.1          19.4             (18.7)        431.4
         Realized losses on investments               -             -             -             -                (7.1)         (7.1)
                                               ----------    ----------    ----------    ----------        ----------    ----------
         Consolidated income (loss) before
           Federal income tax                  $    207.8    $    132.8    $     90.1    $     19.4        $    (25.8)   $    424.3
                                               ==========    ==========    ==========    ==========        ==========    ==========

         Assets as of period end               $ 53,491.7    $ 16,685.1    $  6,018.2    $    222.0        $  6,259.7    $ 82,676.7
                                               ==========    ==========    ==========    ==========        ==========    ==========

         1998
         Operating revenue (1)                 $    370.9    $    865.0    $    402.2    $     68.8        $    146.1    $  1,853.0
         Benefits and expenses                      210.8         733.1         337.7          58.6             152.2       1,492.4
                                               ----------    ----------    ----------    ----------        ----------    ----------
           Operating income before federal
             income tax                             160.1         131.9          64.5          10.2              (6.1)        360.6
         Realized gains on investments                -             -             -             -                16.6          16.6
                                               ----------    ----------    ----------    ----------        ----------    ----------
         Consolidated income before
           Federal income tax                  $    160.1    $    131.9    $     64.5    $     10.2        $     10.5    $    377.2
                                               ==========    ==========    ==========    ==========        ==========    ==========

         Assets as of period end               $ 40,020.7    $ 14,675.0    $  4,857.7    $    116.3        $  5,956.0    $ 65,625.7
                                               ==========    ==========    ==========    ==========        ==========    ==========

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

(7)      Transactions with Affiliates
         ----------------------------

         During second quarter 1999, NFS' wholly-owned subsidiary, Nationwide Life Insurance Company (NLIC), entered into a modified coinsurance arrangement to reinsure the 1999 operating results of an affiliated company, Employers Life Insurance Company of Wausau (ELOW) retroactive to January 1, 1999. In September 1999, NFS acquired ELOW for $120.8 million and immediately merged ELOW into NLIC terminating the modified coinsurance arrangement. During September NFS also acquired Pension Associates (PA), an affiliated pension plan administrator for $3.4 million. Because ELOW and PA were affiliates, the Company accounted for the purchases similar to poolings-of-interests; however, prior period financial statements were not restated due to immateriality. The combined net assets of the acquired companies exceeded the purchase price by $17.0 million and is reflected as a direct credit to shareholders' equity. These transactions contributed $0.01 to year to date net income per share.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              INTRODUCTION

              The following analysis of unaudited consolidated results of operations and financial condition of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

              NFS is the holding company for NLIC and other companies that comprise the retirement savings operations of Nationwide Insurance. The Company is a leading provider of long-term savings and retirement products in the United States. The Company develops and sells a diverse range of products including variable annuities, fixed annuities and life insurance as well as investment management services, pension products and administrative services. The Company markets its products through a broad network of distribution channels, including independent broker/dealers, national and regional wire houses, financial institutions, pension plan administrators, Nationwide Retirement Solutions sales representatives, and Nationwide Insurance agents.

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

              The following table reconciles the Company's reported net income to net operating income for the three and nine month periods ended September 30, 1999 and 1998. All earnings per share amounts are presented on a diluted basis.

                                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                              SEPTEMBER 30,           SEPTEMBER 30,
                                                                         ------------------------ -----------------------
                  (in millions, except per share amounts)                   1999        1998        1999         1998
                  ------------------------------------------------------ ----------- ------------ ----------- -----------

                  Net income                                                $ 103.3      $ 77.9     $ 282.5      $ 247.6
                  Realized (gains) losses on investments, net of tax           (4.0)        3.3         4.5        (10.8)
                                                                         ----------- ------------ ----------- -----------
                    Net operating income                                    $  99.3      $ 81.2     $ 287.0      $ 236.8
                                                                         =========== ============ =========== ===========

                  Net operating income per share                            $  0.77      $ 0.63     $  2.23      $  1.84
                                                                         =========== ============ =========== ===========

              Revenues

              Total operating revenues, which exclude realized gains and losses on investments, for third quarter 1999 increased to $710.2 million compared to $634.9 million for the same period in 1998. For the first nine months of 1999 and 1998, total operating revenues were $2.05 billion and $1.85 billion, respectively. Increases in policy charges and other income were the key drivers to revenue growth.

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

                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                --------------------------- ---------------------------
                  (in millions)                                     1999          1998          1999          1998
                  --------------------------------------------- ------------- ------------- ------------- -------------

                  Asset fees                                       $ 158.9       $ 126.2       $ 451.6       $ 365.4
                  Cost of insurance charges                           30.5          23.4          84.8          64.4
                  Administrative fees                                 28.0          20.0          75.8          54.0
                  Surrender fees                                      14.1          11.0          43.7          30.8
                                                                ------------- ------------- ------------- -------------
                    Total policy charges                           $ 231.5       $ 180.6       $ 655.9       $ 514.6
                                                                ============= ============= ============= =============

              The growth in asset fees reflects a 34% increase in total separate account assets which reached $57.26 billion as of September 30, 1999 compared to $42.68 billion a year ago. Continued strong net cash flows from variable annuity and variable life insurance products as well as market appreciation have contributed significantly to the increase in separate account assets.

              Cost of insurance charges are assessed as a percentage of the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to individual variable universal life insurance reflecting expanded distribution and increased customer demand for variable life insurance products. The net amount at risk related to individual variable universal life insurance grew to $18.38 billion as of September 30, 1999 compared to $13.71 billion a year ago.

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

              The Company does not consider realized gains and losses on investments to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Net realized gains (losses) on investments were $6.2 million and $(5.0) million for third quarter 1999 and 1998, respectively. For the first nine months of 1999, the Company reported realized losses on investments of $7.1 million compared to $16.6 million of realized gains for the first nine months of 1998.

              Other income includes fees earned by the Company's investment management subsidiaries as well as commissions and other income earned by other subsidiaries of the Company that provide marketing, distribution and administration services. Other income increased $14.7 million in third quarter 1999 compared to third quarter 1998. The Company's mutual fund and stable value investment management operations contributed $9.2 million of the increase, and the remainder of the increase primarily relates to asset administration fees. The year to date comparisons for 1999 are affected by acquisitions NFS completed during 1998.

              During 1998, NFS acquired three companies in an effort to expand the Company's investment management and large case pension plan administration services. Two of these acquisitions were closed during second quarter 1998 and the last was closed in third quarter 1998. All three acquisitions were accounted for using the purchase method. Accordingly, the revenues and expenses of these companies were only included in the Company's 1998 consolidated results after the date of acquisition. Other income included in the Company's third quarter 1999 year to date results earned by the companies acquired in 1998 totaled $28.5 million compared to $11.4 million during the first nine months of 1998. The remaining $28.3 million increase in other income during the first three quarters of 1999 is primarily attributable to growth in the Company's mutual fund operations that were in place during both periods presented.

              Benefits and Expenses

              Total benefits and expenses were $560.9 million in third quarter 1999, a 10% increase over third quarter 1998, while year to date 1999 benefits and expenses were $1.62 billion compared to $1.49 billion a year ago. The increase is due mainly to growth in amortization of deferred acquisition costs (DAC) and other operating expenses. Interest credited and other policyholder benefits were up slightly compared to the year ago third quarter and nine month periods.

              The significant growth in the Variable Annuities segment business is the primary reason for the increase in amortization of DAC which totaled $68.5 million and $57.5 million in third quarter 1999 and 1998, respectively. On a year to date basis, amortization of DAC totaled $196.1 million in 1999 compared to $159.3 million in 1998.

              Operating expenses increased 23% to $148.1 million in third quarter 1999 compared to $120.7 million in third quarter 1998. For the first nine months of 1999, operating expenses were $409.9 million, up 18% from $348.2 million for the first nine months of 1998. The increases in operating expenses reflect the substantial growth in the number of annuity and life insurance contracts in force, particularly related to variable annuities and variable universal life insurance, that the Company has experienced in the last year and the related increase in administrative processing costs. The increases also reflect investments in the Company's asset management operations.

              The year to date expense comparisons are affected by acquisitions completed during 1998 as well the start up of Nationwide Trust Company, F.S.B. and Nationwide Financial Services (Bermuda), Ltd., which began operations during 1998. Excluding the effects of the 1998 acquisitions and start-up companies, operating expenses increased only 12% during the first nine months of 1999 compared to the same period a year ago.

              The increase in interest expense on senior notes and capital and preferred securities of subsidiary trusts reflects the additional interest expense on $200.0 million of preferred securities issued through a subsidiary trust in October 1998.

              Federal income tax expense was $52.2 million and $40.7 million, representing effective tax rates of 33.6% and 34.3% for third quarter 1999 and 1998, respectively. For the first nine months of 1999 and 1998 federal income tax expense was $141.8 million and $129.6 million, representing effective tax rates of 33.4% and 34.4%, respectively.

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

              The Company has also addressed issues associated with the exchange of electronic data with external organizations. The Company has completed an inventory and assessment of all business partners utilizing electronic interfaces with the Company and processes have been put in place to allow the Company to accept data regardless of the format. Contingency plans were completed in the third quarter that will allow the Company to continue to send or receive data in the event of failures related to other exchanges of data.

              In addition to resolving internal Year 2000 readiness issues, the Company is conducting a due diligence effort with significant external organizations, including mutual fund organizations, financial institutions and wholesale producers, to assess if they will be Year 2000 compliant. This involves communication and follow-up with critical business partners to determine if they will be in a position to continue doing business in the Year 2000 and beyond. To-date, 87% of our critical business partners have reported that they are compliant. Our communication efforts with the remaining business partners will continue until compliance is assured or until regulatory rulings indicate actions to be taken related to non-compliant firms. Contingency plans have been developed for mutual fund organizations, financial institutions and wholesale producers who may not become compliant prior to the end of 1999.

              As part of its risk management strategy, the Company has identified risk scenarios including the identification of external risk factors that could cause business interruptions from Year 2000 related events. These risk scenarios include increased customer service volume, increased producer service volume, utility failures, technology failures and disruptions in business operations, finance and cash flow. The Company has completed its mitigation and contingency plans to address these risks that would, except for complete utility failure, permit uninterrupted service to customers and producers.

              During 1998 and the first nine months of 1999 communications regarding the Company's Year 2000 readiness has been sent to all customers and producers, on several different occasions in the form of brochures and literature included with statements and billings. This process will continue for the remainder of 1999.

              The preceding Year 2000 discussion excludes the three companies acquired in 1998. The Company has reviewed the acquired companies' systems, applications, and business partner relationships. These companies achieved their plans by June 1999 and are now compliant.

              Operating expenses in 1998 and 1997 include approximately $44.7 million and $45.4 million, respectively, for technology projects, including costs related to Year 2000. Expenditures for Year 2000 projects for the first nine months of 1999 totaled $5.3 million. Management does not anticipate that the completion of Year 2000 renovation and replacement activities will result in a reduction in operating expenses. Rather, personnel and resources currently allocated to Year 2000 issues will be assigned to other technology-related projects.

              Recently Issued Accounting Standards

              See note 4 to the unaudited consolidated financial statements for a discussion of recently issued accounting standards.

              Sales Information

              In addition to statutory premiums and deposits related to life insurance and annuity products, the Company also reports mutual fund deposits and deposits into administered asset products as targeted sales. The following table summarizes total Company sales by business segment.

                                                                THREE MONTHS ENDED,          NINE MONTHS ENDED,
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                             --------------------------- ---------------------------
               (in millions)                                     1999          1998          1999          1998
               --------------------------------------------- ------------- ------------- ------------- -------------

                 Variable annuities                           $ 2,480.2     $ 2,477.5    $  7,568.8    $  7,493.0
                 Fixed annuities                                  758.2         381.7       2,125.1       1,341.0
                 Life insurance                                   311.0         175.3         763.4         468.5
                                                             ------------- ------------- ------------- -------------
               Targeted statutory premiums and deposits         3,549.4       3,034.5      10,457.3       9,302.5

                 Asset management account deposits                119.6         160.4         422.3         332.2
                 Asset administration account deposits            551.7         147.0       1,016.8         251.2
                                                             ------------- ------------- ------------- -------------
               Total non-insurance sales                          671.3         307.4       1,439.1         583.4

               Total targeted sales                             4,220.7       3,341.9      11,896.4       9,885.9
                                                             ------------- ------------- ------------- -------------

                 Bank-owned life insurance (BOLI)                   -           105.1          86.7         530.2
                 Institutional products                           316.9           -           316.9           -
                 Nationwide Insurance employee
                    and agent benefit plans                        92.1          88.5         282.2         204.0
                                                             ------------- ------------- ------------- -------------
               Total sales                                    $ 4,629.7     $ 3,535.5    $ 12,582.2    $ 10,620.1
                                                             ============= ============= ============= =============

              Total targeted sales represent amounts that are recurring and are the sales figures management uses to set and evaluate the Company's sales goals. Sales of institutional products represent sales of funding agreements that secure notes issued to foreign investors through a third party trust under the Company's $2 billion medium-term note program. The Company excludes institutional products and BOLI sales as well as deposits into Nationwide Insurance employee and agent benefit plans from its targeted sales comparisons. Although funding agreements and BOLI contribute to asset and earnings growth they do not produce steady production flow that lends itself to meaningful comparisons.

              Total targeted sales reached $4.22 billion during third quarter 1999 representing a 26% increase over the same period a year ago. Year to date targeted sales were $11.90 billion, 20% above 1998. Total annuity sales contributed $3.24 billion and $9.69 billion to third quarter and year to date 1999 targeted sales compared to $2.86 billion and $8.83 billion in the same periods during 1998.

              Targeted life insurance sales were $311.0 million for third quarter 1999, up 77% from a year ago. On a comparable basis, nine month sales increased 63% to $763.4 million.

              The Company sells its products through a broad distribution network. Unaffiliated entities that sell the Company's products to their own customer base include independent broker/dealers, national and regional wirehouses, pension plan administrators and financial institutions. Representatives of the Company who market products directly to a customer base identified by the Company include Nationwide Retirement Solutions sales representatives and Nationwide Insurance agents.

              The following table summarizes targeted statutory premiums and deposits by distribution channel.

                                                                THREE MONTHS ENDED,          NINE MONTHS ENDED,
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                             --------------------------- ---------------------------
               (in millions)                                     1999          1998          1999          1998
               --------------------------------------------- ------------- ------------- ------------- -------------
                 Independent broker/dealers                   $ 1,402.3    $  1,285.1     $ 4,135.8     $ 3,839.6
                 National and regional wirehouses                 220.4         165.9         678.8         470.3
                 Financial institutions                           662.3         471.1       1,878.4       1,592.4
                 Pension plan administrators                      261.2         232.3         934.4         789.6
                 Nationwide Retirement Solutions sales
                    representatives                               639.9         616.2       1,871.2       1,813.3
                 Nationwide Insurance agents                      217.6         233.7         672.5         737.8
                 Life specialists                                 145.7          30.2         286.2          59.5
                                                             ------------- ------------- ------------- -------------
                                                              $ 3,549.4     $ 3,034.5     $10,457.3     $ 9,302.5
                                                             ============= ============= ============= =============

              The 1998 statutory premiums and deposits have been restated to conform to the 1999 presentation which better reflects multi-product sales across all distribution channels.

              The competitive environment for individual annuity sales through the independent broker/dealer channel has become very challenging; however, total sales through this channel (including retirement plans and life insurance) were up 9% in the quarterly comparisons reflecting the strength of the Company's multiple product strategy.

              Sales of individual annuities through financial institutions grew 34% during third quarter 1999 compared to third quarter 1998 driven mainly by proprietary individual annuity products sales. The Company's recent initiative to expand sales through national and regional wirehouses has also contributed to sales growth in 1999 as sales of individual annuities through this channel rose 55% to $122.3 million in the recent third quarter compared to the same period last year.

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

              Targeted statutory premiums and deposits by product are summarized as follows.

                                                                THREE MONTHS ENDED,          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                            --------------------------- -------------- -------------
                  (in millions)                                 1999          1998          1999          1998
                  ----------------------------------------- ------------- ------------- -------------- -------------

                  The BEST of AMERICA(R) products:
                    Individual variable annuities             $ 1,176.4     $ 1,141.5    $  3,609.1     $ 3,640.1
                    Group variable annuities                      891.7         709.1       2,681.0       2,083.3
                    Variable universal life insurance             107.8          89.7         297.9         232.1
                  Private label annuities                         321.8         260.4         987.0         835.3
                  IRC Section 457 annuities                       550.9         551.8       1,603.4       1,599.9
                  The NEA Valuebuilder annuities                   39.3          36.7         125.1         117.6
                  Corporate-owned life insurance                  145.7          30.2         286.2          59.6
                  Traditional/Universal life insurance             57.5          55.4         179.3         176.8
                  Other                                           258.3         159.7         688.3         557.8
                                                            ------------- ------------- --------------  ------------
                                                              $ 3,549.4     $ 3,034.5    $ 10,457.3     $ 9,302.5
                                                            ============= ============= ============== =============


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

              The following table summarizes operating income before federal income tax expense for the Company's business segments.

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                       --------------------------- ----------------------------
                  (in millions)                            1999          1998          1999          1998
                  ------------------------------------ ------------- ------------- ------------- --------------

                  Variable Annuities                     $   72.6      $   55.1       $ 207.8       $ 160.1
                  Fixed Annuities                            44.0          43.8         132.8         131.9
                  Life Insurance                             31.8          22.9          90.1          64.5
                  Assets Managed and Administered             6.7           4.3          19.4          10.2
                  Corporate and Other                        (5.8)         (2.5)        (18.7)         (6.1)
                                                       ------------- ------------- ------------- --------------
                                                          $ 149.3       $ 123.6       $ 431.4       $ 360.6
                                                       ============= ============= ============= ==============

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

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                    --------------------------- ----------------------------
              (in millions)                                             1999          1998          1999          1998
              ----------------------------------------------------- ------------- ------------- ------------- --------------

              INCOME STATEMENT DATA
              Revenues                                              $      159.4  $      128.6  $      458.0   $     370.9
              Benefits and expenses                                         86.8          73.5         250.2         210.8
                                                                    ------------- ------------- ------------- --------------
              Operating income before federal income tax expense    $       72.6  $       55.1  $      207.8   $     160.1
                                                                    ============= ============= ============= ==============

              OTHER DATA
              Statutory premiums and deposits (1)                   $    2,480.2  $    2,477.5  $    7,568.8   $   7,493.0
              Policy reserves as of period end                      $   52,113.8     $38,814.1  $   52,113.8   $  38,814.1
              Pre-tax operating income to average policy reserves           0.55%         0.55%         0.55%         0.55%
              ----------

              (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Pre-tax operating earnings reached a record $72.6 million in third quarter 1999, up 32% compared to the year ago third quarter. Year to date pre-tax earnings were up 30%. Improved Variable Annuity segment results are primarily due to growth in asset fees partially offset by increased DAC amortization.

              Asset fees increased to $154.6 million in third quarter 1999, up 26% from $122.4 million in the same period a year ago. For the first nine months of 1999, asset fees totaled $436.8 million up 23% from the first nine months of 1998. The increase in asset fees reflects a 34% increase in policy reserve levels compared to a year ago resulting from strong net cash flows as well as market appreciation on investments underlying reserves.

              Third quarter sales of $2.48 billion offset by withdrawals and surrenders totaling $1.45 billion generated net cash flows of $1.03 billion representing the tenth time in the last eleven quarters that net cash flows have exceeded $1.0 billion. Year to date net cash flows reached $3.20 billion. Although 1999 net cash flows are down from the $1.45 billion and $4.33 billion achieved in the third quarter and first nine months of 1998, the Company has shown the ability to consistently generate substantial positive cash flows and increase its base of asset fee generating reserves in a very competitive environment.

              Poor equity market performance in the recent third quarter reduced reserves by $2.52 billion; however, over the past twelve months equity market conditions have been very favorable, contributing $8.61 billion to the increase in reserves through market appreciation.

              Amortization of DAC increased 23% to $40.9 million in third quarter 1999 compared to $33.2 million in third quarter 1998. DAC amortization for the first nine months of 1999 increased to $115.2 million compared to $90.1 million for the first nine months of 1998. The growth in DAC amortization is consistent with the overall growth in the variable annuity business.

              Changes in the Company's products and mix of business have slightly decreased policy charges as a percentage of reserves from 1.35% in third quarter 1998 to 1.29% in third quarter 1999. However, efficiencies achieved through improved operating scale have enabled the Company to maintain steady operating margins of 55 basis points of average policy reserves.

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

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                    --------------------------- ----------------------------
              (in millions)                                             1999          1998          1999          1998
              ----------------------------------------------------- ------------- ------------- ------------- --------------

              INCOME STATEMENT DATA
              Revenues:
                Net investment income                               $     281.5   $     280.9   $     834.9   $     834.7
                Other                                                      10.6           8.6          31.1          30.3
                                                                    ------------- ------------- ------------- --------------
                                                                          292.1         289.5         866.0         865.0
                                                                    ------------- ------------- ------------- --------------
              Benefits and expenses:
                Interest credited to policyholder account balances        208.9         207.0         613.6         619.2
                Other benefits and expenses                                39.2          38.7         119.6         113.9
                                                                    ------------- ------------- ------------- --------------
                                                                          248.1         245.7         733.2         733.1
                                                                    ------------- ------------- ------------- --------------
              Operating income before federal income tax expense    $      44.0   $      43.8   $     132.8   $     131.9
                                                                    ============= ============= ============= ==============

              OTHER DATA
              Statutory premiums and deposits (1)                   $   1,075.1   $     381.7    $  2,442.0   $   1,341.0
              Policy reserves as of period end                      $  16,152.4   $  14,380.0     $16,152.4   $  14,380.0
              Pre-tax operating income to average policy reserves          1.13%         1.22%        1.16%          1.23%
              ----------

              (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Year to date Fixed Annuity segment results reflect an increase in interest spread income attributable to growth in fixed annuity policy reserves. For the recent quarter interest spread income was down slightly compared to 1998 as lower spreads offset reserve growth. Interest spread is the difference between net investment income and interest credited to policyholder account balances. Interest spreads vary and are influenced by various factors including crediting rates offered by competitors, performance of the investment portfolio, changes in market interest rates and other factors. The following table depicts the interest spreads on general account policy reserves in the Fixed Annuities segment.

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                               --------------------------- ---------------------------
                                                                   1999          1998          1999          1998
                                                               ------------- ------------- ------------- -------------

                 Net investment income                               7.48%         8.09%         7.57%         8.03%
                 Interest credited                                   5.55          5.96          5.57          5.96
                                                               ------------- ------------- ------------- -------------
                                                                     1.93%         2.13%         2.00%         2.07%
                                                               ============= ============= ============= =============

              During the first half of 1999 the Company experienced an increase in mortgage loan and bond prepayment fees and such income accounted for approximately 10 basis points of the interest spread in the first nine months of 1999. Prepayment activity was slowed by the recent rise in interest rates and accounted for only 3 basis points of the interest spread in third quarter 1999. Comparatively, prepayment fees contributed 10 basis points and 16 basis points of the interest spread during the first nine months and third quarter of 1998, respectively. The Company anticipates that recent increases in interest rates will continue to slow prepayment activity and expects interest spreads to remain at 190 to 195 basis points, excluding the impact of mortgage loan and bond prepayment income.

              Policy reserves increased to $16.15 billion as of September 30, 1999 compared to $14.38 billion a year ago and are up over $1.0 billion just since last quarter. The increases reflect increased sales levels as well as the acquisition of ELOW described in note 7 to the unaudited consolidated financial statements. Current quarter policy reserves include $570 million of group pension and structured settlement reserves from the ELOW transaction.

              Third quarter fixed annuity sales increased to $1.08 billion in 1999 compared to $381.7 million in 1998. Sales for the first nine months of 1999 of $2.44 billion were also higher compared to $1.34 billion in 1998. Third quarter 1999 sales include the initial $316.9 million funding agreement securing notes issued in conjunction with the Company's medium term note program. This program was launched in July 1999 as a means to expand spread-based product offerings.

              Primarily driven by the Company's dollar cost averaging (DCA) program that offers customers a first year bonus interest rate and transfers the account balance systematically to variable options over a twelve month period, most of the Company's fixed annuity sales are premiums allocated to the fixed option of variable annuity contracts. Third quarter 1999 fixed annuity sales include $658.3 million in premiums allocated to the fixed option under a variable annuity contract, compared to $287.8 million in third quarter 1998. As of September 30, 1999, reserves include $672 million under the DCA program.

              Other benefits and expenses were relatively flat in third quarter 1999 compared to a year ago.

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

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                    --------------------------- ----------------------------
              (in millions)                                             1999          1998          1999          1998
              ----------------------------------------------------- ------------- ------------- ------------- --------------

              INCOME STATEMENT DATA
              Revenues                                              $    162.5    $    140.8    $    466.9    $      402.2
              Benefits and expenses                                      130.7         117.9         376.8           337.7
                                                                    ------------- ------------  ------------ --------------
              Operating income before federal income tax expense    $     31.8    $     22.9    $     90.1    $       64.5
                                                                    ============= ============= ============= ==============

              OTHER DATA
              Statutory premiums (1):
                Traditional and universal life insurance            $     57.5    $     55.4    $    179.3    $      176.9
                Variable universal life insurance                   $    107.8    $     89.7    $    298.0    $      232.1
                Corporate-owned life insurance                      $    145.7    $    135.3    $    372.8    $      589.9
              Policy reserves as of period end:
                Traditional and universal life insurance            $  2,525.5    $  2,423.2    $  2,525.5    $    2,423.2
                Variable universal life insurance                   $  1,532.9    $  1,058.8    $  1,532.9    $    1,058.8
                Corporate-owned life insurance                      $  1,288.1    $    829.9    $  1,288.1    $      829.9
              ----------

              (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

              Third quarter 1999 Life Insurance segment earnings increased 39% to $31.8 million, up from $22.9 million a year ago. Year to date earnings increased $25.6 million reaching $90.1 million. Continued strong sales and reserve growth from both individual and corporate owned investment life insurance products contributed to the sharp earnings increases.

              Driven primarily by increased policy charges, revenues from investment life products increased to $61.9 million in third quarter 1999 from $41.6 million in third quarter 1998. On a year to date basis, investment life product revenues increased to $165.6 million in 1999 from $103.4 million in 1998. The revenue growth reflects significantly increased policy reserve levels as individual investment life reserves increased 45% to $1.53 billion compared to $1.06 billion a year ago. Corporate owned investment life reserves, which include both BOLI and corporate-owned (COLI) products, surged 55% to $1.29 billion, up from $829.9 million at the end of third quarter 1998.

              Pre-tax earnings from investment life products reached $14.3 million during third quarter 1999, up 55% compared to $9.2 million in the comparable period a year ago. The strong revenue growth discussed previously more than offset a 48% increase in operating expenses and slightly elevated mortality experience, which continues to remain within pricing assumptions. Through nine months investment life pre-tax earnings totaled $42.0 million in 1999 compared to $23.7 million in 1998.

              Traditional and universal life pre-tax earnings jumped 28% to $17.5 million in third quarter 1999 compared to $13.7 million in third quarter 1998 and reached $48.1 million for the first nine months of 1999 up from $40.8 million a year ago. The 1998 results reflect additional expenses related to the installation of a new policy administration system.

              Total life insurance premiums and deposits for the third quarter 1999, including sales of traditional life insurance products which increased modestly from $55.4 million to $57.5 million, were $311.0 million compared to $280.4 million during third quarter 1998. Year to date life insurance sales are down at $850.1 million in 1999 compared to $998.9 million; however excluding BOLI, 1999 year to date sales are up 63%. Sales in 1999 include record levels of production for individual variable life insurance and COLI.

              Assets Managed and Administered

              The following table summarizes certain selected financial data for the Assets Managed and Administered segment for the periods indicated.

                                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                                     --------------------------- -----------------------------
              (in millions)                                              1999          1998          1999           1998
              -----------------------------------------------------  ------------- ------------- ------------- ---------------

              INCOME STATEMENT DATA
              Revenues                                                $     42.5    $      28.0    $    114.0    $     68.8
              Operating expenses                                            35.8           23.7          94.6          58.6
                                                                     ------------- ------------- ------------- ---------------
              Operating income before federal income tax expense      $      6.7    $       4.3    $     19.4    $     10.2
                                                                     ============= ============= ============= ===============

              OTHER DATA (1)
              Assets under management                                 $ 21,479.1    $  18,412.7    $ 21,479.1    $ 18,412.7
              Assets administered                                     $ 12,787.6    $   8,277.2    $ 12,787.6    $  8,277.2
              ------------

              (1) Represents the notional amount of assets managed and administered. These assets are not reflected on the Company's consolidated balance sheet, unless part of an annuity or life insurance contract issued by the Company.

              Pre-tax earnings for the Assets Managed and Administered segment reached $6.7 million and $19.4 million during the third quarter and first nine months of 1999, respectively, compared to $4.3 million and $10.2 million in the comparable periods of 1998. Earnings continue to be strong even as the Company commits investment dollars toward staffing and infrastructure to expand this segment.

              The quarterly earnings comparisons reflect approximately $1.0 million of investment income on capital contributions made to this segment during 1999 and $3.0 million of revenue as a result of certain pricing action taken on mutual funds managed by the Company which offset increased operating expenses. The year to date earnings comparisons are affected by acquisitions the Company completed during 1998 when NFS acquired three companies in an effort to expand the Company's investment management and large case pension plan administration services. The acquired companies contributed $29.0 million to revenues and $28.9 million to operating expenses for the first nine months of 1999. The $28.9 million of operating expenses attributable to the acquisitions includes $3.22 million of goodwill amortization. The remaining increases in revenues and operating expenses are attributable to growth in the Company's mutual fund operations that were in place during both periods presented, and which reported a $2.29 billion increase in assets under management from September 30, 1998 to September 30, 1999.

              Assets under management include $9.51 billion and $7.21 billion of Company managed investment options that support the Company's variable annuity and variable life insurance products as of September 30, 1999 and 1998, respectively. These assets are also included in the related variable annuity and variable life insurance policy reserves.

              Corporate and Other

              The following table summarizes certain selected financial data for the Corporate and Other segment for the periods indicated.

                                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                                        --------------------------- ---------------------------
              (in millions)                                                 1999          1998          1999          1998
              --------------------------------------------------------- ------------- ------------- ------------- -------------

              INCOME STATEMENT DATA
              Revenues                                                  $     53.7    $     48.0    $    148.2    $    146.1
              Benefits and expenses                                           59.5          50.5         166.9         152.2
                                                                        ------------- ------------- ------------- -------------
             Operating income before federal income tax expense (1)    $     (5.8)   $     (2.5)   $    (18.7)   $     (6.1)
                                                                        ============= ============= ============= =============
              ----------

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

              Quarterly revenue growth reflects increased investment earnings on assets backing capital and surplus, primarily real estate and limited partnerships. Investment income for third quarter 1999 was $46.8 million compared to $42.1 million in third quarter 1998. Revenues on a year to date basis were relatively flat.

              Included in benefits and expenses is $11.8 million and $8.0 million of interest expense on long-term debt and capital and preferred securities of subsidiary trusts for third quarter 1999 and 1998, respectively. Interest expense for the nine month periods totaled $35.4 million and $24.0 million in 1999 and 1998, respectively. The increase reflects $200.0 million of preferred securities issued through a subsidiary trust in October 1998.

              In addition to the operating revenues previously presented, the Company also reports realized gains and losses on investments in the Corporate and Other segment. The Company realized net investment gains (losses) of $6.2 million and $(5.0) million during the third quarter of 1999 and 1998, respectively.

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

                                                                                              AS OF
                                                                        ---------------------------------------------------
                                                                         SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,
                (in millions)                                                 1999             1998             1998
                ------------------------------------------------------- ----------------- ---------------- ----------------

                Long-term debt                                              $   298.4         $   298.4        $   298.4
                Capital and preferred securities of subsidiary trusts           300.0             300.0            100.0
                                                                        ----------------- ---------------- ----------------
                  Total long-term debt and capital and preferred
                  securities                                                    598.4             598.4            398.4
                                                                        ----------------- ---------------- ----------------

                Shareholders' equity, excluding accumulated other
                  comprehensive income                                        2,415.8           2,171.6          2,096.9
                Accumulated other comprehensive income                           60.8             275.9            373.2
                                                                        ----------------- ---------------- ----------------
                  Total shareholders' equity                                  2,476.6           2,447.5          2,470.1
                                                                        ----------------- ---------------- ----------------
                  Total capital                                             $ 3,075.0         $ 3,045.9        $ 2,868.5
                                                                        ================= ================ ================

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

              State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The ability of NLIC to pay dividends is subject to restrictions set forth in the insurance laws and regulations of Ohio, its domiciliary state. The Ohio insurance laws require life insurance companies to seek prior regulatory approval to pay a dividend from surplus if the fair market value of the dividend, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders' surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the prior year. NLIC's statutory-basis policyholders' surplus as of December 31, 1998 was $1.32 billion and statutory-basis net income for 1998 was $171.0 million. Total dividends paid from surplus in the 12 months preceding September 30, 1999 were $186.0 million. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders. NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses, and principal in the future.

              Also available as a source of funds to the Company is a $600.0 million revolving credit facility entered into by NFS, NLIC and Nationwide Mutual Insurance Company with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. To date, no amounts have been drawn down on the facility. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.23 billion and NLIC maintain statutory surplus in excess of $875 million. The Company had no amounts outstanding under this agreement as of September 30, 1999.

              INVESTMENTS

              General

              The Company's assets are divided between separate account and general account assets. As of September 30, 1999, $57.26 billion (or 69%) of the Company's total assets were held in separate accounts and $25.41 billion (or 31%) were held in the Company's general account, including $22.15 billion of general account investments.

              Separate account assets consist primarily of deposits from the Company's variable annuity business. Most separate account assets are invested in various mutual funds. All of the investment risk in the Company's separate account assets is borne by the Company's customers, with the exception of $873.3 million of policy reserves as of September 30, 1999 ($743.9 million as of December 31, 1998) for which the Company bears all or a portion of the investment risk.

              Fixed Maturity Securities

              The following table summarizes the composition of the Company's general account fixed maturity securities by category.

                                                                      SEPTEMBER 30, 1999          DECEMBER 31, 1998
                                                                  --------------------------- ---------------------------
                                                                     CARRYING        % OF        CARRYING        % OF
                  (in millions)                                       VALUE         TOTAL         VALUE         TOTAL
                  ----------------------------------------------- --------------- ----------- --------------- -----------

                  U.S. government/agencies                         $    404.9         2.7%       $    269.0        1.9%
                  Foreign governments                                   119.6         0.8             111.0        0.8
                  State and political subdivisions                        0.8          -                1.6        -
                  Mortgage-backed securities:
                    U.S. government/agencies                          3,399.8         22.6          3,562.2       25.0
                    Non-government/agencies                               -            -                -          -
                  Corporate:
                    Public                                            5,825.6         38.8          5,194.3       36.4
                    Private                                           5,274.1         35.1          5,109.8       35.9
                                                                  --------------- ----------- --------------- -----------
                                                                   $ 15,024.8        100.0%      $ 14,247.9      100.0%
                                                                  =============== =========== =============== ===========

              The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company's general account fixed maturity securities, 97% were in the highest two NAIC Designations as of September 30, 1999.

              The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company's general account fixed maturity securities portfolio.

                                                                           AS OF                         AS OF
                                                                     SEPTEMBER 30, 1999            DECEMBER 31, 1998
                                                                 ---------------------------  ----------------------------
                    NAIC                RATING AGENCY               CARRYING       % OF          CARRYING        % OF
              DESIGNATION (1)     EQUIVALENT DESIGNATION (2)         VALUE         TOTAL          VALUE          TOTAL
              ------------------ -----------------------------   -------------- ------------  --------------- ------------
                                                                                      (in millions)

                      1          Aaa/Aa/A                           $  9,633.4      64.1%        $  9,166.1       64.3%
                      2          Baa                                   4,948.0      32.9            4,715.1       33.1
                      3          Ba                                      417.0       2.8              347.2        2.5
                      4          B                                        26.4       0.2                5.6        -
                      5          Caa and lower                             -         -                 13.9        0.1
                      6          In or near default                        -         -                  -          -
                                                                 -------------- ------------  --------------- ------------
                                                                    $ 15,024.8     100.0%        $ 14,247.9      100.0%
                                                                 ============== ============  =============== ============
              ----------

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

              The Company's general account mortgage-backed security (MBS) investments include residential MBSs and multi-family mortgage pass-through certificates. As of September 30, 1999, MBSs were $3.40 billion (or 23%) of the carrying value of the general account fixed maturity securities available-for-sale, all of which were guaranteed by the U.S. government or an agency of the U.S. government.

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

              Prepayment risk is an inherent risk of holding MBSs. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs. As of September 30, 1999, $2.15 billion (or 63%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs
              (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO/REMIC security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class.

              The following table sets forth the distribution by investment type of the Company's general account MBS portfolio.

                                                                 AS OF SEPTEMBER 30, 1999         AS OF DECEMBER 31, 1998
                                                               -----------------------------    -----------------------------
                                                                  CARRYING         % OF            CARRYING          % OF
                 (in millions)                                     VALUE           TOTAL            VALUE           TOTAL
                 -------------------------------------------   ---------------  ------------    ---------------   -----------

                 Planned Amortization Class                        $ 2,147.2        63.2%           $ 2,433.4         68.3%
                 Very Accurately Defined Maturity                      479.2        14.1                477.8         13.4
                 Multi-family Mortgage Pass-through
                   Certificates                                        260.5         7.7                251.0          7.0
                 Scheduled                                             126.1         3.7                143.8          4.0
                 Targeted Amortization Class                            88.9         2.6                 92.0          2.6
                 Accrual                                                58.4         1.7                 77.3          2.2
                 Sequential                                             70.5         2.1                 45.6          1.3
                 Other                                                 169.0         4.9                 41.3          1.2
                                                               ---------------  ------------    ---------------   -----------
                                                                   $ 3,399.8       100.0%           $ 3,562.2        100.0%
                                                               ===============  ============    ===============   ===========

              Mortgage Loans

              As of September 30, 1999, general account mortgage loans were $5.61 billion (or 25%) of the carrying value of consolidated general account invested assets.

              As of September 30, 1999 and as of year end 1998 none of the Company's mortgage loans were classified as delinquent. None of the Company's mortgage loans were foreclosed as of September 30, 1998 and restructured loans totaled only 0.45% compared to foreclosures of 0.18% and restructured loans of 0.57% as of September 30, 1998.

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

ITEM 2        CHANGES IN SECURITIES AND USE OF PROCEEDS

              Pursuant to the Stock Retainer Plan for Non-Employee Directors, 1,468 shares of Class A Common Stock were issued by NFS during the second quarter of 1999, at an average price of $38.285 per share to NFS' directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) promulgated thereunder.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5        OTHER INFORMATION

              None.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits:

                      27   Financial Data Schedule (electronic filing only)

              (b)      Reports on Form 8-K:

                      No reports on Form 8-K were filed during the three month period ended September 30, 1999.

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


                                             NATIONWIDE FINANCIAL SERVICES, INC.
                                             -----------------------------------
                                                       (Registrant)



Date: November 15, 1999        /s/ Mark R. Thresher
                               -------------------------------------------------
                               Mark R. Thresher, Senior Vice President - Finance
                                         (Chief Accounting Officer)