Form 10-K405
period 1999-12-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2000-03-29
CIK 1029786

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999          COMMISSION FILE NO. 1-12785

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

   CLASS A COMMON STOCK (par value $.01 per               NEW YORK STOCK EXCHANGE
                    share)
               (Title of Class)                 (Name of each exchange on which registered)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates on March 20, 2000 was $599,243,318.

     The number of shares outstanding of each of the registrant's classes of common stock on March 20, 2000 was as follows:

   CLASS A COMMON STOCK (par value $.01 per       23,791,298 shares issued and outstanding
                    share)
   CLASS B COMMON STOCK (par value $.01 per      104,745,000 shares issued and outstanding
                    share)
               (Title of Class)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1999 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for the 2000 Annual Shareholders' Meeting.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1 BUSINESS

OVERVIEW

     Nationwide Financial Services, Inc. (NFS) was formed in November 1996 as a holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the retirement savings operations of the Nationwide group of companies (Nationwide). NFS is incorporated in Delaware and maintains its principal executive offices in Columbus, Ohio.

     The Company is a leading provider of long-term savings and retirement products in the United States. The Company develops and sells a diverse range of products including individual annuities, private and public pension plans, life insurance and mutual funds as well as investment management and administrative services. The Company markets its products through a broad distribution network, including independent broker/dealers, national and regional brokerage firms, financial institutions, pension plan administrators, life insurance specialists, Nationwide Retirement Solutions sales representatives, and Nationwide agents. The Company believes its unique combination of product innovation and strong distributor relationships positions it to compete effectively in the rapidly growing retirement savings market under various economic conditions.

     The Company has grown substantially in recent years as a result of its long-term investments in developing the distribution channels necessary to reach its target customers and the products required to meet the demands of these customers. The Company believes its growth has been enhanced further by favorable demographic trends, the growing tendency of Americans to supplement traditional sources of retirement income with self-directed investments, such as products offered by the Company, and the performance of the financial markets, particularly the United States (U.S.) stock markets, in recent years. From 1994 to 1999, the Company's assets grew from $29.24 billion to $93.05 billion, a compound annual growth rate of 26%. Asset growth during this period resulted from sales of the Company's products as well as market appreciation of assets in the Company's separate accounts and in its general account investment portfolio. The Company's sales of variable annuities grew from $4.40 billion in 1995 to $9.94 billion in 1999, a compound annual growth rate of 23%. The Company's separate account assets, which are generated by the sale of variable annuities and variable universal life insurance, grew from 41% of total assets as of December 31, 1994 to 72% of total assets as of December 31, 1999. During this period of substantial growth, the Company controlled its operating expenses by taking advantage of economies of scale and by increasing productivity through investments in technology.

INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS

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

BUSINESS SEGMENTS

     The Company has historically reported three product segments: Variable Annuities, Fixed Annuities and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate and Other segment. Beginning in 1999 the Company began reporting a new product segment, Assets Managed and Administered. Amounts reported for prior periods have been restated to reflect this and certain other changes. All information set forth below relating to the Company's Variable Annuities segment excludes the fixed option under the Company's variable annuity contracts. Such information is included in the Company's Fixed Annuities segment.

Variable Annuities

     The Variable Annuities segment consists of annuity contracts that provide the customer with access to a wide range of investment options, tax-deferred accumulation of savings, asset protection in the event of an untimely death, and flexible payout options including a lump sum, systematic withdrawal or a stream of payments for life. Variable Annuity segment revenues, operating income before federal income tax expense and policy reserves are summarized in the following table.

                                               1999         1998         1997
                                             ---------    ---------    ---------
                                                        (IN MILLIONS)
Total revenues.............................  $   626.9    $   501.6    $   387.1
Operating income before federal income tax
  expense..................................      285.5        218.4        150.9
Policy reserves as of year end.............   61,224.0     46,420.8     34,486.7

     The Company is one of the leaders in the development and sale of variable annuities. As of December 31, 1999, the Company was the fifth largest writer of individual variable annuity contracts in the U.S. based on assets, according to The Variable Annuity Research & Data Service. The Company believes that demographic trends and shifts in attitudes toward retirement savings will continue to support increased consumer demand for its products. The Company believes that it possesses distinct competitive advantages in the market for variable annuities. Some of the Company's most important advantages include its innovative product offerings and strong relationships with independent, well-known fund managers. Its principal annuity series, The BEST of AMERICA(R), allows the customer to choose from up to 40 investment options managed by premier mutual fund managers. In the aggregate, the Company's group variable annuity products offer over 100 underlying investment options.

     The Company markets its variable annuity products through a broad spectrum of distribution channels, including independent broker/dealers, national and regional brokerage firms, financial institutions, pension plan administrators, Nationwide Retirement Solutions sales representatives and Nationwide agents. The Company seeks to capture a growing share of variable annuity sales in these channels by working closely with its investment managers and product distributors to adapt the Company's products and services to changes in the retail and institutional marketplace in order to enhance its leading position in the market for variable annuities. The Company is following a strategy of extending The BEST of AMERICA(R) brand name to more of its products and distribution channels in an effort to build upon its brand name recognition.

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

     The Company offers individual variable annuities under The BEST of AMERICA(R) brand name. In addition to The BEST of AMERICA(R) individual variable annuities, the Company markets employer-sponsored variable annuities to both public sector employees and teachers for use in connection with plans described under Sections 457 and 403(b) of the Internal Revenue Code (IRC), and to private sector employees for use in connection with IRC Section 401(k) plans. These private sector employer-sponsored variable annuities are marketed under several brand names, including BEST of AMERICA(R) Group Pension Series. The Company also markets variable annuities as "private label" products.

     The BEST of AMERICA(R). The Company's principal individual FPVA contracts are sold under the brand names The BEST of AMERICA-America's Vision(R), The BEST of AMERICA IV(R) and The BEST of AMERICA-America's FUTURE Annuity. The BEST of AMERICA(R) brand name individual variable annuities accounted for $3.88 billion (or 39%) of the Company's variable annuity sales in 1999, and $31.52 billion (or 51%) of the Company's variable annuity policy reserves as of year end. The Company's The BEST of AMERICA-America's Vision(R) and The BEST of AMERICA-America's FUTURE Annuity products are intended to appeal to distributors in the market for large initial deposits. The contracts require initial minimum deposits of $15,000. The Company's The BEST of AMERICA IV(R) product is intended primarily for the tax-qualified, payroll deduction market, where initial deposits are often smaller. The BEST of AMERICA IV(R) generally pays a lower up-front commission to distributors but requires only $1,500 as an initial deposit. All three products generate an annual asset fee and may also generate annual administration fees for the Company.

     BEST of AMERICA(R) Group Pension Series. These group variable annuity products accounted for $3.37 billion (or 34%) of the Company's variable annuity sales in 1999, and $12.52 billion (or 20%) of the Company's variable annuity policy reserves as of year end. Group BEST of AMERICA(R) products are typically offered only on a tax-qualified basis. These products may be structured with a variety of features which may be arranged in over 600 combinations of front-end loads, back-end loads and asset-based fees.

     Section 457 Contracts. These products accounted for $1.80 billion (or 18%) of the Company's variable annuity sales in 1999, and $11.66 billion (or 19%) of the Company's variable annuity policy reserves as of year end. The Company offers a variety of group variable annuity contracts that are designed primarily for use in conjunction with plans described under IRC Section 457. Section 457 permits employees of state and local governments to defer a certain portion of their yearly income and invest such income on a tax-deferred basis. These contracts typically generate an annual asset fee and may also generate annual administration fees for the Company.

     Private Label Variable Annuities. These products accounted for $676.8 million (or 7%) of the Company's variable annuity sales in 1999, and $4.77 billion (or 8%) of the Company's variable annuity policy reserves as of year end. The Company has developed several private label variable annuity products in conjunction with other financial intermediaries. The products allow financial intermediaries to market products with substantially the same features as the Company's brand name products to their own customer bases under their own brand names. The Company believes these private label products strengthen the Company's ties to certain significant distributors of the Company's products. These contracts generate an annual asset fee and may also generate annual administration fees for the Company.

     The NEA Valuebuilder. This product accounted for $168.5 million (or 2%) of the Company's variable annuity sales in 1999, and $748.2 million (or 1%) of the Company's variable annuity policy reserves as of year end. The Company offers individual variable annuity contracts to the Teacher Market under Section 403(b) of the IRC. Section 403(b) permits teachers and other employees of educational organizations to defer a certain portion of their yearly income and invest such income on a tax-deferred basis. These contracts generate an annual asset fee and may also generate annual administration fees for the Company. In January 2000, the Company announced that it will exit the Teacher Market.

Fixed Annuities

     The Company has sought to maintain its ability to grow profitably in a variety of market environments. The Company believes that periods of rising interest rates, that tend to cause lower sales growth in its Variable Annuities segment, make its fixed annuity products more attractive to consumers. In addition to providing balance to the Company's variable annuity business, its fixed annuity business allows the Company to offer a comprehensive portfolio of savings alternatives to its customers and distributors as the Company seeks to capture a growing share of sales in all distribution channels. The Fixed Annuities segment includes the fixed option under the Company's variable annuity products. Customers who purchase variable annuities are able to designate some or all of their deposits to fixed options which, like the Company's fixed annuity contracts, offer a guarantee of principal and a guaranteed interest rate for a specified period of time. The fixed option under the Company's variable annuity products accounted for $2.49 billion (or 72%) of the Company's fixed annuity sales in 1999, and $11.79 billion (or 71%) of the Company's fixed annuity policy reserves as of year end.

     Fixed Annuity segment revenues, operating income before federal income tax expense and policy reserves are summarized in the following table.

                                               1999         1998         1997
                                             ---------    ---------    ---------
                                                        (IN MILLIONS)
Total revenues.............................  $ 1,177.9    $ 1,152.3    $ 1,141.4
Operating income before federal income tax
  expense..................................      177.2        175.3        169.5
Policy reserves as of year end.............   16,591.9     14,898.9     14,194.2

     Fixed annuity products are marketed to individuals who choose to allocate long-term savings to products that provide a guarantee of principal, a stable net asset value and a guarantee of the interest rate to be credited to the principal amount for some period of time. The Company's fixed annuity products are offered both to individuals and as group products to employers for use in employee benefit programs. The Company's individual fixed annuity products are distributed through its unaffiliated and affiliated channels and include single premium deferred annuity contracts, flexible premium deferred annuity contracts and single premium immediate annuity contracts. The Company's group fixed annuity contracts are also distributed through its unaffiliated and affiliated channels. The Company invests fixed annuity customer deposits in its general account investment portfolio. Unlike variable annuity assets that are held in the Company's separate account, the Company bears the investment risk on assets held in its general account. The Company attempts to earn a spread by investing a customer's deposits for higher yields than the interest rate it credits to the customer's fixed annuity contract.

     During 1999, the average crediting rate on contracts (including the fixed option under the Company's variable contracts) in the Fixed Annuities segment was 5.59%. Approximately 87% of the Company's crediting rates on its fixed annuity contracts are guaranteed for a period not exceeding 15 months.

     Fixed Option Under Variable Annuity Contracts. Fixed options are available to customers who purchase certain of the Company's variable annuities by designation of some or all of their deposits to such options. A fixed option offers the customer a guarantee of principal and a guaranteed interest rate for a specified period of time. Such contracts have no maturity date and remain in force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income for life or for a fixed number of years. The Company reports its fixed option business in its Fixed Annuities segment because the characteristics of such business are similar to those of its fixed annuity business. Although the customer may elect, subject to limitations for certain products, to transfer balances from the fixed option to other investment options, it is the Company's experience that historically such transfers have not been significant.

     Single Premium Deferred Annuity (SPDA) Contracts. SPDA contracts accounted for $314.8 million (or 9%) of the Company's fixed annuity sales in 1999, and $2.21 billion (or 13%) of the Company's fixed annuity policy reserves as of year end. SPDA contracts are distributed through broker/dealers, financial planners, banks and Nationwide agents. An SPDA contract is a savings vehicle in which the customer makes a single deposit with the Company. The Company guarantees the customer's principal and credits the customer's account with earnings at an interest rate that is stated and fixed for an initial period, typically at least one year. Thereafter, the Company resets, typically annually, the interest rate credited to the contract based upon market and other conditions. SPDA contracts have no maturity date and remain in force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income for life or for a fixed number of years. No front-end sales charges are imposed for the Company's SPDA contracts. All such contracts, however, provide for the imposition of certain surrender charges, which are assessed against premium withdrawals in excess of specified amounts and which occur during the surrender charge period. The surrender charges are typically set within the range of 7% and 0% and typically decline from year to year, disappearing after seven contract years.

     Flexible Premium Deferred Annuity (FPDA) Contracts. FPDA contracts accounted for $17.7 million (or 1%) of the Company's fixed annuity sales in 1999, and $565.4 million (or 3%) of the Company's fixed annuity policy reserves as of year end. FPDA contracts are distributed through broker/dealers, financial planners, banks and Nationwide agents. FPDA contracts are typically marketed to teachers and employees of tax-exempt organizations as tax-qualified retirement programs. Under these contracts, the Company accepts a single deposit or a series of deposits. Deposits may be paid at intervals which are either regular or irregular. FPDA contracts contain substantially the same guarantee of principal and interest rate terms included in the Company's SPDA contracts. Surrender charges are typically set within the range of 7% and 0% and typically decline from year to year, disappearing after seven contract years.

     Single Premium Immediate Annuity (SPIA) Contracts. SPIA contracts accounted for $44.0 million (or 1%) of the Company's fixed annuity sales for 1999, and $1.45 billion (or 9%) of the Company's fixed annuity policy reserves as of year end. The Company's SPIA contracts are offered through its affiliated and unaffiliated distribution channels and are offered as either direct purchases or as fixed annuity options under the Company's various individual and group annuity contracts. A SPIA is an annuity that requires a one-time deposit in exchange for guaranteed, periodic annuity benefit payments, often for the contract holder's lifetime. SPIA contracts are often purchased by persons at or near retirement age who desire a steady stream of future income.

     Institutional Products. Institutional products accounted for $577.2 million (or 17%) of the Company's fixed annuity sales in 1999, and $574.5 million (or 3%) of the Company's fixed annuity policy reserves as of year end. Sales of institutional products represent sales of funding agreements that secure notes issued to foreign investors through a third party trust under the Company's $2 billion medium-term note program. This program was launched in July 1999 as a means to expand spread-based product offerings.

Life Insurance

     The Company's Life Insurance segment is composed of a wide range of variable universal life insurance, whole life insurance, universal life insurance, term life insurance and corporate-owned life insurance products. In recent years, the Company has placed particular emphasis within this segment on the sale of variable life insurance products that offer multiple investment options. The Company distributes its variable universal life insurance products through its unaffiliated distribution channels as well as through Nationwide agents. The Company's target markets for its life insurance products include the holders of personal automobile and homeowners' insurance policies issued by members of Nationwide and select customers to whom the accumulation of cash values is important.

     Life Insurance segment revenues, operating income before federal income tax expense, policy reserves and life insurance in force are summarized in the following table.

                                               1999         1998         1997
                                             ---------    ---------    ---------
                                                        (IN MILLIONS)
Total revenues.............................  $   646.1    $   544.1    $   468.3
Operating income before federal income tax
  expense..................................      120.8         88.8         66.7
Life insurance policy reserves as of year
  end......................................    5,913.8      4,613.4      3,487.0
Life insurance in force as of year end.....   58,563.7     45,830.5     39,259.4

     Universal Life and Variable Universal Life Insurance Products. The Company offers universal life insurance and variable universal life insurance products including both flexible premium and single premium designs. These products provide life insurance under which the benefits payable upon death or surrender depend upon the policyholder's account value. Universal life insurance provides whole life insurance with flexible premiums and adjustable death benefits. For universal life insurance, the policyholder's account value is credited based on an adjustable rate of return set by the Company relating to current interest rates. For variable universal life insurance, the policyholder's account value is credited with the investment experience of the mutual funds chosen by the customer. The variable universal life insurance products also typically include a general account guaranteed interest investment option. All of the Company's variable universal life insurance products are marketed under the Company's The BEST of AMERICA(R) brand name and have the same wide range of investment options as the Company's variable annuity products. These products are distributed on an affiliated basis by Nationwide agents as well as through unaffiliated distribution channels by independent broker/dealers, national and regional brokerage firms and financial institutions.

     Traditional Life Insurance Products. The Company offers whole life and term life insurance. Whole life insurance combines a death benefit with a savings plan that increases gradually in amount over a period of years. The customer pays a level premium over the customer's expected lifetime. The customer may borrow against the savings and also has the option of surrendering the policy and receiving the accumulated cash value rather than the death benefit. Term life insurance provides only a death benefit without any savings component. These traditional life insurance products are distributed on an affiliated basis by Nationwide agents.

     Corporate-owned Life Insurance Products. The Company offers corporate-owned life insurance (COLI). Corporations purchase COLI to provide protection against the death of selected employees and to fund non-qualified benefit plans. Corporations may make a single premium payment or a series of premium payments. Premium payments made are credited with a guaranteed interest rate which is fixed for a specified period of time. For variable corporate-owned life insurance products, the contractholder's account value is credited with the investment experience of the mutual funds selected by the contractholder.

Assets Managed and Administered

     The Assets Managed and Administered segment consists of the Company's investment adviser subsidiaries and the operations of businesses from which the Company receives fees for administrative services only.

     Assets Managed and Administered segment revenues, operating income before federal income tax expense, assets under management and assets administered are summarized in the following table.

                                                1999         1998         1997
                                              ---------    ---------    --------
                                                        (IN MILLIONS)
Total revenues..............................  $   157.9    $    99.4    $   60.0
Operating income before federal income tax
  expense...................................       25.6         14.1        13.2
Assets under management as of year end......   22,866.7     19,825.5     7,840.0
Assets administered as of year end..........   15,784.8      9,746.9     2,753.0

     Assets Managed. The Company manages mutual funds that are offered as investment options for the Company's variable annuities and variable universal life insurance products. Mutual funds are also distributed on a retail basis. In addition to mutual funds, the Company offers stable value funds sold primarily to pension and other retirement plans.

     Assets Administered. The Company offers administration services, including participant record keeping, to private sector and public sector employer-sponsored retirement plans.

MARKETING AND DISTRIBUTION

     The Company sells its products through a broad distribution network. Unaffiliated entities that sell the Company's products to their own customer base include independent broker/dealers, national and regional brokerage firms, pension plan administrators, financial institutions and life insurance specialists. Representatives, or affiliated entities, of the Company who market products directly to a customer base identified by the Company include Nationwide Retirement Solutions sales representatives and Nationwide agents. The Company provides, through both its affiliated and unaffiliated channels, the means for employers sponsoring tax-favored retirement plans (such as those described in IRC Sections 401(k), 403(b) and 457) to allow their employees to make contributions to such plans through payroll deductions. Typically, the Company receives the right from an employer to market products to employees and arrange to deduct periodic deposits from the employees' regular paychecks. The Company believes that the payroll deduction market is characterized by more predictable levels of sales than other markets because these customers are less likely, even in times of market volatility, to stop making annuity deposits than customers in other markets. In addition, the Company believes that payroll deduction access to customers provides significant insulation from competition by providing the customer with a convenient, planned method of periodic saving. In both the Pension Market, where the Company's products are distributed primarily through unaffiliated entities, and in the Public Sector and Teachers Markets, where the Company's products are distributed primarily by affiliated entities, payroll deduction is the primary method used for collecting premiums and deposits.

     A table showing core sales by distribution channel for each of the last three years is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) on page 26 of the Company's 1999 Annual Report to Shareholders.

Unaffiliated Entities

     Independent Broker/Dealer and National and Regional Brokerage Firms. The Company sells individual and group variable annuities, fixed annuities and variable life insurance through independent broker/dealers in all 50 states and the District of Columbia. The Company historically has focused on distributing through mid-sized regional broker/dealers and financial planning firms, but recently has added national brokerage firms to this channel. The Company believes that it has strong broker/dealer relationships based on its diverse product mix, large selection of fund options and administrative technology. In addition to such relationships, the Company believes its financial strength and The BEST of AMERICA(R) brand name are competitive advantages in this distribution channel. The Company regularly seeks to add new broker/dealers to its distribution network.

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

     Life Insurance Specialists. The Company markets corporate-owned life insurance through life specialists, which are firms that specialize in the design, implementation and administration of executive benefit plans.

Affiliated Entities

     Nationwide Retirement Solutions Sales Representatives. The Company markets various products and services on a retail basis through several subsidiary sales organizations to both the Public Sector and Teachers Markets. With respect to the Public Sector Market, the Company markets group variable annuities and fixed annuities to state and local governments for use in their IRC Section 457 retirement programs. The Company believes that its existing relationships with state and local government entities and the Company's sponsorship by such entities as the National Association of Counties (NACO) and The United States Conference of Mayors (USCM) provide it with distinct competitive advantages in this market. NACO sponsorship, which began in 1980 and has been renewed three times, expires December 31, 2005, and USCM sponsorship, which began in 1979 and has been renewed twice, expires on December 31, 2004.

     With respect to the Teacher Market, the Company has an exclusive contractual arrangement with the NEA to offer and sell certain products to its members. Under The NEA Valuebuilder brand name, the Company markets both qualified and non-qualified (under IRC Section 403(b)) individual variable annuity contracts. The Company also offers IRAs in this market. The NEA exclusive contractual arrangement, which began in 1990, automatically renewed on July 26, 1995 for an additional 5-year period. In January 2000, the Company announced that it will exit the Teacher Market.

     Nationwide Agents. The Company sells traditional life insurance, universal life insurance and variable universal life insurance products and individual annuities through licensed Nationwide agents who primarily target the holders of personal automobile and homeowners' insurance policies issued by Nationwide. The Nationwide agents sell exclusively Nationwide products and may not offer products which compete with those of the Company.

CORPORATE AND OTHER SEGMENT

     Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the four product segments, commissions and other income earned by the marketing and distribution subsidiaries of the Company and net investment income and policy charges from group annuity contracts issued to Nationwide employee and agent benefit plans.

     Corporate and Other segment operating revenues and operating loss before federal income tax expense (which excludes realized gains and losses on investments) are summarized in the following table.

                                                      1999      1998      1997
                                                     ------    ------    ------
                                                           (IN MILLIONS)
Total operating revenues...........................  $205.5    $196.4    $170.5
Operating loss before federal income tax expense...   (25.3)     (9.0)     (4.3)

REINSURANCE

     The Company follows the customary industry practice of reinsuring a portion of its life insurance and annuity risks with other companies in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. The maximum amount of individual ordinary life insurance retained by the Company on any one life is $1.0 million. The Company cedes insurance primarily on an automatic basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a facultative basis, under which the reinsurer's prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company has entered into a reinsurance contract to cede a portion of its general account individual annuity reserves to Franklin Life Insurance Company (Franklin). Total recoveries due from Franklin were $143.6 million and $187.9 million as of December 31, 1999 and 1998, respectively. Under the terms of the contract, Franklin has established a trust as collateral for the recoveries. The trust assets are invested in investment grade securities, the market value of which must at all times be greater than or equal to 102% of the reinsured reserves. The Company has no other material reinsurance arrangements with unaffiliated reinsurers. The only material reinsurance agreements the Company has with affiliates are the modified coinsurance agreements pursuant to which NLIC reinsured all of its accident and health and group life insurance business to other members of Nationwide as described in note 15 to the Company's consolidated financial statements.

RATINGS

     Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating organizations continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company's ratings could have a material adverse effect on the Company's ability to market its products and could increase the surrender of the Company's annuity products. Both of these consequences could, depending upon the extent thereof, have a material adverse effect on the Company's liquidity and, under certain circumstances, net income. NLIC is rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength is rated "Aa2" (Excellent) by Moody's Investor Services, Inc. (Moody's), "AA+" (Excellent) by Standard & Poor's Corporation (S&P) and "AA+" (Excellent) by Duff & Phelps Credit Rating Co.

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

     On November 12, 1999, the Gramm-Leach-Bliley Act (the Act), was signed into law. The Act modernizes the regulatory framework for financial services in the United States and allows bank, securities firms and insurance companies to affiliate more directly than they have been permitted to do in the past. At this time it is not possible to predict the effect the Act will have on the financial services industry and the Company.

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

     Based on the formula adopted by the NAIC, NLIC's adjusted capital exceeded the level at which the Company would be required to take corrective action by a substantial amount as of December 31, 1999.

Assessments Against Insurers

     Insurance guaranty association laws exist in all states, the District of Columbia and Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. The amount and timing of any future assessment on the Company's insurance subsidiaries under these laws cannot be reasonably estimated and are beyond the control of the Company and its insurance subsidiaries. A large part of the assessments paid by the Company's insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company's insurance subsidiaries' premium taxes. For the years ended December 31, 1999, 1998 and 1997, the Company paid $1.0 million, $2.4 million and $7.2 million, respectively, in assessments pursuant to state insurance guaranty association laws.

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

ERISA Considerations

     On December 13, 1993, the United States Supreme Court issued its opinion in John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank holding that certain assets in excess of amounts necessary to satisfy guaranteed obligations held by John Hancock in its general account under a participating group annuity contract are "plan assets" and therefore subject to certain fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended (ERISA). ERISA requires that fiduciaries perform their duties solely in the interest of ERISA plan participants and beneficiaries, and with the care, skill, prudence, and diligence that a prudent person acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims. The Court imposed ERISA fiduciary obligations to the extent that the insurer's general account is not reserved to pay benefits under guaranteed benefit policies (i.e. benefits whose value would not fluctuate in accordance with the insurer's investment experience).

     The Secretary of Labor issued final regulations on January 5, 2000, providing guidance for the purpose of determining, in cases where an insurer issues one or more policies backed by the insurer's general account to or for the benefit of an employee benefit plan, which assets of the insurer constitute plan assets for purposes of ERISA and the IRC. The regulations apply only with respect to a policy issued by an insurer to an ERISA plan on or before December 31, 1998. In the case of such a policy, most provisions of the regulations are applicable on July 5, 2001. Generally, where the basis of a claim is that insurance company general account assets constitute plan assets, no person will be liable under ERISA or the IRC for conduct occurring prior to July 5, 2001. However, certain provisions under the final regulations are applicable as follows: (1) certain contract termination features become applicable on January 5, 2000 if the insurer engages in certain unilateral actions; and (2) the initial and separate account disclosure provisions become applicable July 5, 2000. New policies issued after December 31, 1998, which are not guaranteed benefit policies will subject the issuer to ERISA fiduciary obligations.

Potential Tax Legislation

     Congress has, from time to time, considered possible legislation that would eliminate many of the tax benefits currently afforded to annuity products.

EMPLOYEES

     As of December 31, 1999, the Company had approximately 4,736 employees. None of the employees of the Company are covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.

ITEM 2 PROPERTIES

     The Company's principal executive offices are located in Columbus, Ohio. The Company leases its home office complex, consisting of approximately 544,000 square feet, from Nationwide Mutual Insurance Company (NMIC) and its subsidiaries at One Nationwide Plaza, Two Nationwide Plaza and Three Nationwide Plaza, Columbus, Ohio. The Company believes that its present facilities are adequate for the anticipated needs of the Company.

ITEM 3 LEGAL PROCEEDINGS

     The Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

     In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements.

     In November 1997, two plaintiffs, one who was the owner of a variable life insurance contract and the other who was the owner of a variable annuity contract, commenced a lawsuit in a federal court in Texas against Nationwide Life and the American Century group of defendants (Robert Young and David D. Distad v. Nationwide Life Insurance Company et al.). In this lawsuit, plaintiffs sought to represent a class of variable life insurance contract owners and variable annuity contract owners whom they claim were allegedly misled when purchasing these variable contracts into believing that the performance of their underlying mutual fund option managed by American Century, whose shares may only be purchased by insurance companies, would track the performance of a mutual fund, also managed by American Century, whose shares are publicly traded. The amended complaint seeks unspecified compensatory and punitive damages. On April 27, 1998, the District Court denied, in part, and granted, in part, motions to dismiss the complaint filed by Nationwide Life and American Century. The remaining claims against Nationwide Life allege securities fraud, common law fraud, civil conspiracy, and breach of contract. The District Court, on December 2, 1998, issued an order denying plaintiffs' motion for class certification and the appeals court declined to review the order denying class certification upon interlocutory appeal. On June 11, 1999, the District Court denied the plaintiffs' motion to amend their complaint and reconsider class certification. In January 2000 Nationwide Life and American Century settled this lawsuit now limited to the claims of the two named plaintiffs. On February 9, 2000 the court dismissed this lawsuit with prejudice.

     On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. No class has been certified. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and other named defendants. The Company intends to defend this lawsuit vigorously.

     There can be no assurance that any litigation relating to pricing or sales practices will not have a material adverse effect on the Company in the future.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1999 no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

          NAME             AGE                   POSITION WITH THE COMPANY
          ----             ---                   -------------------------
Dimon Richard McFerson...  63    Chairman and Chief Executive Officer
Joseph J. Gasper.........  56    President and Chief Operating Officer
Galen R. Barnes..........  53    Executive Vice President
Richard D. Headley.......  51    Executive Vice President -- Chief Information Technology
                                 Officer
Robert A. Oakley.........  53    Executive Vice President -- Chief Financial Officer
Robert J. Woodward,
  Jr.....................  58    Executive Vice President -- Chief Investment Officer
John R. Cook, Jr.........  56    Senior Vice President -- Chief Communications Officer
David A. Diamond.........  44    Senior Vice President -- Controller
Philip C. Gath...........  52    Senior Vice President -- Chief Actuary
Patricia R. Hatler.......  45    Senior Vice President and General Counsel
Donna A. James...........  42    Senior Vice President -- Chief Human Resources Officer
Richard A. Karas.........  57    Senior Vice President -- Sales -- Financial Services
Gregory S. Lashutka......  56    Senior Vice President -- Corporate Relations
Mark R. Thresher.........  43    Senior Vice President -- Finance
Susan A. Wolken..........  49    Senior Vice President -- Product Management and Nationwide
                                 Financial Marketing
Rhodes B. Baker..........  53    Vice President -- Life Company Operations
Dennis W. Click..........  61    Vice President and Secretary
R. Dennis Noice..........  53    Vice President -- Systems -- Nationwide Financial
Joseph P. Rath...........  50    Vice President -- Chief Compliance Officer

     Business experience for each of the individuals listed in the above table is set forth below.

     DIMON R. MCFERSON has been Chief Executive Officer of the Company since December 1992. He has been Chairman and Chief Executive Officer of the Company since December 1996 and a Director of the Company since November 1996. Mr. McFerson has been a Director of Nationwide Life Insurance Company and Nationwide Mutual Insurance Company since April 1988 and Chairman and Chief Executive Officer of Nationwide Life Insurance Company and Nationwide Mutual Insurance Company since April 1996. He was elected Chief Executive Officer of Nationwide Life Insurance Company in December 1992, and President and Chief Executive Officer of Nationwide Life Insurance Company in December 1993. He was President and General Manager of Nationwide Mutual Insurance Company from April 1988 to April 1991; President and Chief Operating Officer of Nationwide Mutual Insurance Company from April 1991 to December 1992; and President and Chief Executive Officer of Nationwide Mutual Insurance Company from December 1992 to April 1996. Mr. McFerson has been with Nationwide for 20 years. Mr. McFerson is also currently the Chairman of United Way of America.

     JOSEPH J. GASPER has been President and Chief Operating Officer of the Company since December 1996 and a Director of the company since November 1996. Mr. Gasper has been President and Chief Operating Officer and Director of Nationwide Life Insurance Company since April 1996. Previously, he was Executive Vice President-Property and Casualty Operations of Nationwide Mutual Insurance Company and Nationwide Life Insurance Company from April 1995 to April 1996. He was Senior Vice President-Property and Casualty Operations of Nationwide Mutual Insurance Company and Nationwide Life Insurance Company from Septem-ber 1993 to April 1995. Prior to that time, Mr. Gasper held numerous positions with Nationwide. Mr. Gasper has been with Nationwide for 33 years.

     GALEN R. BARNES has been Executive Vice President of the Company since December 1996. Mr. Barnes has been Director and President and Chief Operating Officer of Nationwide Mutual Insurance Company, Nationwide Mutual Fire Insurance Company, Nationwide Property and Casualty Insurance Company and Nationwide General Insurance Company since April 1999. He served as President of Nationwide Insurance Enterprise from April 1996 to April 1999. He was Director and Vice Chairman of the Wausau Insurance Companies, a Nationwide affiliate, from September 1996 to December 1998; and Director, President and Chief Operating Officer from May 1993 to September 1996. Mr. Barnes was Senior Vice President of Nationwide from May 1993 to April 1996. Prior to that time, Mr. Barnes held several positions within Nationwide. Mr. Barnes has been with Nationwide for 24 years.

     RICHARD D. HEADLEY has been Executive Vice President-Chief Information Technology Officer of the Company since August 1999. He was Senior Vice President-Chief Information Technology Officer of the Company from October 1997 to August 1999. Mr. Headley has been Executive Vice President-Chief Information Technology Officer of Nationwide since May 1999. He was Senior Vice President-Chief Information Technology Officer of Nationwide from October 1997, to May 1999. Previously, Mr. Headley was Chairman and Chief Executive Officer of Banc One Services Corporation from 1992 to October 1997. From January 1975 until 1992 Mr. Headley held several positions with Banc One Corporation. Mr. Headley has been with Nationwide for 2 years.

     ROBERT A. OAKLEY has been Executive Vice President-Chief Financial Officer of the Company since December 1996. Mr. Oakley has been Executive Vice President-Chief Financial Officer of Nationwide since April 1995. Previously, he was Senior Vice President-Chief Financial Officer of Nationwide from October 1993 to April 1995. Prior, Mr. Oakley held several positions within Nationwide. Mr. Oakley has been with Nationwide for 24 years.

     ROBERT J. WOODWARD, JR. has been Executive Vice President-Chief Investment Officer of the Company since December 1996. Mr. Woodward has been Executive Vice President-Chief Investment Officer of Nationwide since August 1995. Previously, he was Senior Vice-President-Fixed Income Investments of Nationwide from March 1991 to August 1995. Prior to that time, Mr. Woodward held several positions within Nationwide. Mr. Woodward has been with Nationwide for 35 years.

     JOHN R. COOK, JR. has been Senior Vice President-Chief Communications Officer of the Company since October 1997. Mr. Cook has been Senior Vice President-Chief Communications Officer of Nationwide since May 1997. Previously, Mr. Cook was Senior Vice President-Chief Communications Officer of USAA from July 1989 to May 1997. Mr. Cook has been with Nationwide for 2 years.

     DAVID A. DIAMOND has been Senior Vice President-Corporate Controller of the Company since August 1999. He was Vice President-Controller of the Company from December 1996 to August 1999. Mr. Diamond has been Senior Vice President-Corporate Controller of Nationwide since August 1999. He was Vice President-Controller of Nationwide from August 1996 to August 1999. Previously, he was Vice President-Controller of Nationwide Life Insurance Company from October 1993 to August 1996. Prior to that time, Mr. Diamond held several positions within Nationwide. Mr. Diamond has been with Nationwide for 11 years.

     PHILIP C. GATH has been Senior Vice President-Chief Actuary of the Company since June 1998. Mr. Gath has been Senior Vice President-Chief Actuary-Nationwide Financial Services of Nationwide since May 1998. Previously, Mr. Gath was Vice President-Product Manager-Individual Variable Annuity of the Company from July 1997 to May 1998. Mr. Gath was Vice President-Individual Life Actuary from August 1989 to July 1997. Prior to that time, Mr. Gath held several positions within Nationwide. Mr. Gath has been with Nationwide for 31 years.

     PATRICIA R. HATLER has been Senior Vice President and General Counsel of the Company since July 1999. She has been Senior Vice President and General Counsel of Nationwide since July 1999. Prior to that time, she was General Counsel and Corporate Secretary of Independence Blue Cross from 1983 to July 1999.

     DONNA A. JAMES has been Senior Vice President-Chief Human Resources of the Company since August 1999. She was Senior Vice President-Human Resources of the Company from December 1997 to August 1999. Ms. James has been Senior Vice President-Chief Human Resources of Nationwide since May 1999. She was Senior Vice President-Human Resources of Nationwide from December 1997 to May 1999. Previously she was Vice President-Human Resources of Nationwide from July 1996 to December 1997. Prior to that time Ms. James was Vice President-Assistant to the CEO of Nationwide from March 1996 to July 1996. From May 1994 to March 1996 she was Associate Vice President-Assistant to the CEO for Nationwide. Previously Ms. James held several positions within Nationwide. Ms. James has been with Nationwide for 18 years.

     RICHARD A. KARAS has been Senior Vice President-Sales-Financial Services of the Company since December 1996. Mr. Karas has been Senior Vice President-Sales-Financial Services of Nationwide since March 1993. Previously, he was Vice President-Sales-Financial Services of Nationwide from February 1989 to March 1993. Prior to that time, Mr. Karas held several positions within Nationwide. Mr. Karas has been with Nationwide for 35 years.

     GREGORY S. LASHUTKA has been Senior Vice President-Corporate Relations of the Company since January 2000. Mr. Lashutka has been Senior Vice President-Corporate Relations of Nationwide since January 2000. Previously, he was Mayor of the City of Columbus (Ohio) from January 1992 to December 1999. From January 1986 to December 1991 Mr. Lashutka was a Partner with Squire, Sanders & Dempsey. From January 1978 to December 1985, he was City Attorney for the City of Columbus (Ohio).

     MARK R. THRESHER has been Senior Vice President-Finance of the Company since May 1999. He was Vice President-Finance and Treasurer of the Company from February 1997 to May 1999. Mr. Thresher has been Senior Vice President-Finance and Nationwide Financial of Nationwide Life Insurance Company since May 1999. He was Vice President-Controller of Nationwide Life Insurance Company from August 1996 to May 1999. He was Vice President and Treasurer of the Company from December 1996 to February 1997. Previously, he was Vice President and Treasurer of Nationwide from June 1996 to August 1996. Prior to joining Nationwide, Mr. Thresher served as a partner with KPMG LLP since July 1988.

     SUSAN A. WOLKEN has been Senior Vice President-Product Management and Nationwide Financial Marketing of the Company since May 1999. She was Senior Vice President-Life Company Operations of the Company from June 1997 to May 1999. Ms. Wolken has been Senior Vice President-Product Management and Nationwide Financial Marketing of Nationwide since May 1999. Previously, she was Senior Vice President-Life Company Operations of Nationwide from June 1997 to May 1999. She was Senior Vice President-Enterprise Administration of Nationwide from July 1996 to June 1997. Prior to that time, she was Senior Vice President-Human Resources of Nationwide from April 1995 to July 1996. From September 1993 to April 1995 Ms. Wolken was Vice President-Human Resources of Nationwide. From October 1989 to September 1993 she was Vice President-Individual Life and Health Operations of Nationwide. Ms. Wolken has been with Nationwide for 25 years.

     RHODES B. BAKER has been Vice President-Life Company Operations of the Company since May 1999. He has been Vice President-Life Company Operations of Nationwide since May 1999. Previously, he was Vice President-Individual Annuities of Nationwide from May 1998 to May 1999. Prior to that time, he held several positions within Nationwide. Mr. Baker has been with Nationwide for 22 years.

     DENNIS W. CLICK has been Vice President-Secretary of the Company since December 1997. He was Vice President-Assistant Secretary of the Company from December 1996 to December 1997. Mr. Click has been Vice President-Secretary of Nationwide since December 1997. He was Vice President-Assistant Secretary of Nationwide from August 1994 to December 1997. Mr. Click was Associate Vice President and Assistant

Secretary of Nationwide from August 1989 to August 1994. Prior to that time, he held several positions within Nationwide. Mr. Click has been with Nationwide for 39 years.

     R. DENNIS NOICE has been Vice President-Systems-Nationwide Financial of the Company since May 1999. He was Vice President-Systems of the Company from April 1998 to May 1999. Mr. Noice has been Vice President-Systems-Nationwide Financial of Nationwide since April 1999. He was Vice President-Systems-Nationwide Financial Services of Nationwide from April 1998 to April 1999. Previously, he was Vice President-Retail Operations of Nationwide from March 1997 to April 1998. Prior to that time, Mr. Noice was Vice President-Individual Investment Products of Nationwide from October 1989 to March 1997. Mr. Noice has held several positions within Nationwide. Mr. Noice has been with Nationwide for 28 years.

     JOSEPH P. RATH has been Vice President-Chief Compliance Officer of the Company since April 1997. He has been Vice President-Product and Market Compliance for Nationwide since April 1997. Previously, he was Vice President-Associate General Counsel of Nationwide from October 1988 to April 1997. Prior to that time, Mr. Rath held several positions within Nationwide. Mr. Rath has been with Nationwide for 23 years.

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Class A Common Stock of NFS is traded on the New York Stock Exchange under the symbol "NFS". As of March 1, 2000, NFS had approximately 2,582 registered shareholders of Class A Common Stock.

     There is no established public trading market for the Company's Class B Common Stock. All 104,745,000 shares of Class B Common Stock are owned by Nationwide Corp.

     Information regarding the high and low sales prices of NFS Class A Common Stock and cash dividends declared on such shares, as required by this item, is set forth in the following table:

                                                              QUARTER
             QUARTER ENDED                 HIGH      LOW       CLOSE     DIVIDENDS
             -------------                ------    ------    -------    ---------
March 31, 1999..........................  $54.13    $39.94    $42.00       $0.08
June 30, 1999...........................  $49.38    $39.75    $45.25       $0.10
September 30, 1999......................  $46.75    $34.56    $35.38       $0.10
December 31, 1999.......................  $42.00    $26.75    $27.94       $0.10

March 31, 1998..........................  $45.75    $34.19    $43.48       $0.06
June 30, 1998...........................  $51.38    $42.19    $51.00       $0.08
September 30, 1998......................  $55.84    $41.13    $45.44       $0.08
December 31, 1998.......................  $51.69    $28.25    $51.69       $0.08

     Information regarding restrictions on the ability of NFS's insurance subsidiaries to pay dividends to NFS, as required by this item, is set forth under "Item 1: Business-Regulation-Regulation of Dividends and Other Payments from Insurance Subsidiaries" above and in note 14 of the consolidated financial statements on page 64 of the 1999 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 6 SELECTED CONSOLIDATED FINANCIAL DATA

     Information required by this item is set forth in the table titled "Five Year Summary" on pages 42 and 43 of the Company's 1999 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is set forth on pages 21 through 41 of the Company's 1999 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is set forth on pages 37 through 41 of the Company's 1999 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is set forth on pages 44 through 71 of the Company's 1999 Annual Report to Shareholders, and is incorporated herein by reference. Reference is made to the index to consolidated financial statements included in Item 14.

     Financial statement schedules are included on pages 25 through 32 herein. Reference is made to the index to financial statement schedules included on page 20 herein.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" on pages 4 through 6 of the Company's 1999 Proxy Statement is incorporated herein by reference. Refer to Part I of the Form 10-K for information as to the executive officers of NFS.

ITEM 11 EXECUTIVE COMPENSATION

     Information required by this item is set forth from the heading "Executive Compensation and Other Information" on pages 7 through 20 of the Company's 1999 Proxy Statement, and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is set forth under the caption "Beneficial Ownership of Common Stock" on pages 2 and 3 of the Company's 1999 Proxy Statement, and is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is set forth under the caption "CERTAIN TRANSACTIONS" on pages 22 through 25 of the Company's 1999 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                              ANNUAL REPORT
                                                                  PAGE
                                                              -------------
CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Statements of Income for the years ended              44
     December 31, 1999, 1998 and 1997.......................
  Consolidated Balance Sheets as of December 31, 1999 and            45
     1998...................................................
  Consolidated Statements of Shareholders' Equity for the            46
     years ended December 31, 1999, 1998 and 1997...........
  Consolidated Statements of Cash Flows for the years ended          47
     December 31, 1999, 1998 and 1997.......................
  Notes to Consolidated Financial Statements................      48-70
  Independent Auditors' Report..............................         71

                                                                FORM 10-K
                                                                  PAGE
                                                              -------------
INDEX TO FINANCIAL STATEMENT SCHEDULES......................         23
EXHIBIT INDEX...............................................         33
REPORTS ON FORM 8-K:
  On January 20, 2000 NFS filed a Current Report on Form 8-K announcing plans to launch a direct marketing and
     support model at its Nationwide Retirement Solutions
     subsidiary.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONWIDE FINANCIAL SERVICES, INC.
                                          (Registrant)

                                          By /s/ DIMON R. MCFERSON
                                            ------------------------------------
                                            Dimon R. McFerson, Chairman and
                                            Chief Executive
                                             Officer -- Nationwide

Date: March 1, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DIMON R. MCFERSON               March 15, 2000
----------------------------------  --------------
Dimon R. McFerson, Chairman and          Date
Chief Executive
Officer -- Nationwide and Director

/s/ JAMES G. BROCKSMITH, JR.        March 20, 2000
----------------------------------  --------------
James G. Brocksmith, Jr., Director       Date

/s/ HENRY S. HOLLOWAY               March 20, 2000
----------------------------------  --------------
Henry S. Holloway, Director              Date

/s/ DONALD L. MCWHORTER             March 20, 2000
----------------------------------  --------------
Donald L. McWhorter, Director            Date

/s/ JAMES F. PATTERSON              March 1, 2000
----------------------------------  --------------
James F. Patterson, Director             Date

/s/ ARDEN L. SHISLER                March 1, 2000
----------------------------------  --------------
Arden L. Shisler, Director               Date

/s/ MARK R. THRESHER                March 1, 2000
----------------------------------  --------------
Mark R. Thresher, Senior Vice            Date
President -- Finance
(Chief Accounting Officer)
/s/ JOSEPH J. GASPER                March 15, 2000
----------------------------------  --------------
Joseph J. Gasper, President and          Date
Chief Operating Officer and
Director

/s/ CHARLES L. FUELLGRAF, JR.       March 20, 2000
----------------------------------  --------------
Charles L. Fuellgraf, Jr.,               Date
Director

/s/ LYDIA MICHEAUX MARSHALL         March 28, 2000
----------------------------------  --------------
Lydia Micheaux Marshall, Director        Date

/s/ DAVID O. MILLER                 March 1, 2000
----------------------------------  --------------
David O. Miller, Director                Date

/s/ GERALD D. PROTHRO               March 28, 2000
----------------------------------  --------------
Gerald D. Prothro, Director              Date

/s/ ROBERT A. OAKLEY                March 1, 2000
----------------------------------  --------------
Robert A. Oakley, Executive Vice         Date
President -- Chief Financial
Officer

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                             PAGE
                                                                             -----
Independent Auditors' Report on Financial Statement Schedules............       24

Schedule I   Consolidated Summary of Investments -- Other Than                  25
               Investments in Related Parties as of December 31, 1999....

Schedule II  Condensed Financial Information of Registrant...............    26-29
Schedule     Supplementary Insurance Information as of December 31, 1999,       30
  III          1998 and 1997 and for each of the years then ended........

Schedule IV  Reinsurance as of December 31, 1999, 1998 and 1997 and for         31
               each of the years then ended..............................
Schedule V   Valuation and Qualifying Accounts for the years ended              32
               December 31, 1999, 1998 and 1997..........................

     All other schedules are omitted because they are not applicable or not required, or because the required information has been included in the audited consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT
                        ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors
Nationwide Financial Services, Inc.:

     Under date of January 28, 2000, we reported on the consolidated balance sheets of Nationwide Financial Services, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                                        KPMG LLP

Columbus, Ohio
January 28, 2000

                                                                      SCHEDULE I

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED SUMMARY OF INVESTMENTS -
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 (IN MILLIONS)

                            AS OF DECEMBER 31, 1999

------------------------------------------------------  ---------    ---------    -------------
                       COLUMN A                         COLUMN B     COLUMN C       COLUMN D
------------------------------------------------------  ---------    ---------    -------------
                                                                                    AMOUNT AT
                                                                                   WHICH SHOWN
                                                                                     IN THE
                                                                      MARKET      CONSOLIDATED
                  TYPE OF INVESTMENT                      COST         VALUE      BALANCE SHEET
                  ------------------                    ---------    ---------    -------------
Fixed maturity securities available-for-sale:
  Bonds:
     U.S. Government and government agencies and
       authorities....................................  $ 3,853.7    $ 3,870.3      $ 3,870.3
     States, municipalities and political
       subdivisions...................................        0.8          0.8            0.8
     Foreign governments..............................      110.6        110.4          110.4
     Public utilities.................................    1,309.4      1,309.5        1,309.5
     All other corporate..............................   10,105.3     10,005.5       10,005.5
                                                        ---------    ---------      ---------
       Total fixed maturity securities
          available-for-sale..........................   15,379.8     15,296.5       15,296.5
                                                        ---------    ---------      ---------
Equity securities available-for-sale:
  Common stocks:
     Industrial, miscellaneous and all other..........       87.8         96.4           96.4
  Non-redeemable preferred stock......................         --           --             --
                                                        ---------    ---------      ---------
       Total equity securities available-for-sale.....       87.8         96.4           96.4
                                                        ---------    ---------      ---------
Mortgage loans on real estate, net....................    5,831.5                     5,786.3(1)
Real estate, net:
  Investment properties...............................      219.3                       224.9(1)
  Acquired in satisfaction of debt....................       31.6                        29.9(1)
Policy loans..........................................      519.6                       519.6
Other long-term investments...........................       73.5                        73.8(2)
Short-term investments................................      560.5                       560.5
                                                        ---------                   ---------
       Total investments..............................  $22,703.6                   $22,587.9
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

                                                                     SCHEDULE II

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (IN THOUSANDS)

                            CONDENSED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                           ASSETS
Investment in subsidiaries..................................  $2,958,751    $2,867,887
Short-term investments......................................      34,287       172,231
Cash........................................................       1,368           846
Accrued investment income...................................         105         1,268
Other assets................................................     132,865        40,410
                                                              ----------    ----------
                                                              $3,127,376    $3,082,642
                                                              ==========    ==========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt..............................................  $  607,685    $  607,670
Other liabilities...........................................      32,548        27,443
                                                              ----------    ----------
                                                                 640,233       635,113
                                                              ----------    ----------
Shareholders' equity........................................   2,487,143     2,447,529
                                                              ----------    ----------
                                                              $3,127,376    $3,082,642
                                                              ==========    ==========

                         CONDENSED STATEMENT OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1999       1998       1997
                                                               --------   --------   --------
Revenues:
  Dividends received from subsidiaries......................   $243,500   $103,000   $850,000
  Investment income.........................................      5,062      4,467      3,965
  Realized losses on investments............................         --    (10,589)        --
  Other.....................................................         --         79         --
                                                               --------   --------   --------
                                                                248,562     96,957    853,965
                                                               --------   --------   --------
Expenses:
  Interest expense on long-term debt........................     47,900     35,587     26,111
  Other operating expenses..................................      3,515      3,175        510
                                                               --------   --------   --------
                                                                 51,415     38,762     26,621
                                                               --------   --------   --------
     Income before federal income tax benefit...............    197,147     58,195    827,344
Federal income tax benefit..................................     16,951     15,459      7,930
                                                               --------   --------   --------
     Income before equity in net income of subsidiaries.....    214,098     73,654    835,274
Equity in undistributed net income of subsidiaries..........    167,197    258,716   (570,093)
                                                               --------   --------   --------
     Net income.............................................   $381,295   $332,370   $265,181
                                                               ========   ========   ========

See accompanying notes to condensed financial statements and independent auditors' report

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................  $381,295   $332,370   $265,181
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in net income of subsidiaries...................  (167,197)  (258,716)  (279,907)
     Amortization...........................................     2,737      1,281         --
     Realized losses on investments.........................        --     10,589         --
     Other, net.............................................   (59,188)   (27,349)    17,502
                                                              --------   --------   --------
       Net cash provided by operating activities............   157,647     58,175      2,776
                                                              --------   --------   --------
Cash flows from investing activities:
  Cash paid to acquire companies and capital contributed to
     subsidiaries...........................................  (221,607)  (105,970)  (839,873)
  Other, net................................................   111,259   (115,286)   (67,534)
                                                              --------   --------   --------
       Net cash used in investing activities................  (110,348)  (221,256)  (907,407)
                                                              --------   --------   --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock................        --         --    524,191
  Net proceeds from issuance of long-term debt..............        --    199,901    395,862
  Cash dividends paid.......................................   (46,269)   (35,990)   (15,423)
  Other.....................................................      (508)        16         --
                                                              --------   --------   --------
       Net cash (used in) provided by financing
          activities........................................   (46,777)   163,927    904,630
                                                              --------   --------   --------
Net increase in cash........................................       522        846         (1)
Cash, beginning of year.....................................       846         --          1
                                                              --------   --------   --------
Cash, end of year...........................................  $  1,368   $    846   $     --
                                                              ========   ========   ========

See accompanying notes to condensed financial statements and independent auditors' report.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) ORGANIZATION AND PRESENTATION

     Nationwide Financial Services, Inc. (NFS) is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the retirement savings operations of the Nationwide Group of Companies. On March 11, 1997, NFS sold, in an initial public offering, 23.6 million shares of its newly-issued Class A common stock for net proceeds of $524,191 (the Equity Offering). In March 1997, NFS also sold, in companion public offerings, $300,000 of 8% Senior Notes (the Notes) and, Nationwide Financial Services Capital Trust (NFSCT), a wholly owned subsidiary of NFS, issued $100,000 of 7.899% Capital Securities (the Capital Securities). Concurrent with the sale of the Capital Securities by NFSCT, NFS sold to NFSCT $103,093 in principal amount of its 7.899% Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures). Aggregate net proceeds from the Equity Offering, the offering of the Notes and the sale of the 7.899% Junior Subordinated Debentures totaled $920,053. NFS contributed $836,780 and $3,093 of the proceeds to the capital of NLIC and NFSCT, respectively, and retained $80,180 of the proceeds for general corporate purposes.

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

(2) LONG-TERM DEBT AND GUARANTEES

     Long-term debt outstanding as of December 31, 1999 and 1998 consists of the following:

                                                                1999        1998
                                                              --------    --------
8% Senior Notes due March 1, 2027 (net of unamortized
  discount of $1,594 in 1999 and $1,609 in 1998)............  $298,406    $298,391
7.899% Junior Subordinated Deferrable Interest Debentures
  due March 1, 2037.........................................   103,093     103,093
7.10% Junior Subordinated Deferrable Interest Debentures due
  October 31, 2028..........................................   206,186     206,186
                                                              --------    --------
                                                              $607,685    $607,670
                                                              ========    ========

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

See accompanying independent auditors' report.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

               NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED

As of December 31, 1999, NFS was in compliance with all such covenants. NFS made interest payments on the Notes of $24,000 in 1999 and 1998, and $11,400 in 1997.

     The 7.899% Junior Subordinated Debentures are redeemable by NFS in whole at any time or in part from time to time at par plus an applicable make-whole premium. The 7.899% Junior Subordinated Debentures will mature or be called simultaneously with the Capital Securities. The Capital Securities, through obligations of NFS under the 7.899% Junior Subordinated Debentures, the Capital Securities Guarantee Agreement and the related Declaration of Trust and Indenture, are fully and unconditionally guaranteed by NFS. NFS made interest payments on the 7.899% Junior Subordinated Debentures of $8,143 in 1999 and 1998, and $3,845 in 1997.

     On October 19, 1998, Nationwide Financial Services Capital Trust II (NFSCTII) sold, in a public offering, $200,000 of 7.10% Trust Preferred Securities representing preferred undivided beneficial interests in the assets of NFSCTII generating net proceeds of $193,700. Concurrent with the sale of the Preferred Securities, NFS sold to NFSCTII $206,186 of 7.10% Junior Subordinated Debentures due October 31, 2028. The 7.10% Junior Subordinated Debentures are the sole assets of NFSCTII and are redeemable, in whole or in part, on or after October 19, 2003 at a redemption price equal to the principal amount to be redeemed plus any accrued and unpaid interest. The Preferred Securities have a liquidation amount of $25 per security and must be redeemed by NFSCTII when the 7.10% Junior Subordinated Debentures mature or are redeemed by NFS.

     The Preferred Securities, through obligations of NFS under the 7.10% Junior Subordinated Debentures, the Preferred Securities Guarantee Agreement and the related Amended and Restated Declaration of Trust, are fully and unconditionally guaranteed by NFS. Distributions on the Preferred Securities are cumulative and payable quarterly beginning January 31, 1999. NFS made interest payments on the 7.10% Junior Subordinated Debentures of $14,639 in 1999.

See accompanying independent auditors' report.

                                                                    SCHEDULE III

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN MILLIONS)

  AS OF DECEMBER 31, 1999, 1998 AND 1997 AND FOR EACH OF THE YEARS THEN ENDED

--------------------------------------------  -----------   -----------------   --------   ----------------   --------
                  COLUMN A                     COLUMN B         COLUMN C        COLUMN D       COLUMN E       COLUMN F
--------------------------------------------  -----------   -----------------   --------   ----------------   --------
                                               DEFERRED       FUTURE POLICY                  OTHER POLICY
                                                POLICY      BENEFITS, LOSSES,   UNEARNED      CLAIMS AND
                                              ACQUISITION      CLAIMS AND       PREMIUMS   BENEFITS PAYABLE   PREMIUM
                  SEGMENT                        COSTS        LOSS EXPENSES       (1)            (1)          REVENUE
                  -------                     -----------   -----------------   --------   ----------------   --------
1999: Variable Annuities....................   $1,404.8         $      --                                      $   --
  Fixed Annuities...........................      397.2          16,084.0                                        26.8
  Life Insurance............................      702.9           3,519.9                                       194.0
  Assets Managed and Administered...........         --                --                                          --
  Corporate and Other.......................       50.9           2,264.4                                          --
                                               --------         ---------                                      ------
         Total..............................   $2,555.8         $21,868.3                                      $220.8
                                               ========         =========                                      ======
1998: Variable Annuities....................   $1,247.9         $      --                                      $   --
  Fixed Annuities...........................      316.8          14,597.4                                        23.1
  Life Insurance............................      574.2           3,173.9                                       176.9
  Assets Managed and Administered...........         --                --                                          --
  Corporate and Other.......................     (116.6)          2,000.9                                          --
                                               --------         ---------                                      ------
         Total..............................   $2,022.3         $19,772.2                                      $200.0
                                               ========         =========                                      ======
1997: Variable Annuities....................   $1,018.4         $      --                                      $   --
  Fixed Annuities...........................      277.9          14,103.1                                        27.3
  Life Insurance............................      472.9           2,683.4                                       178.1
  Assets Managed and Administered...........         --                --                                          --
  Corporate and Other.......................     (103.8)          1,916.3                                          --
                                               --------         ---------                                      ------
         Total..............................   $1,665.4         $18,702.8                                      $205.4
                                               ========         =========                                      ======

----------------------------------  --------------   -------------------   ------------------   ------------------   --------
             COLUMN A                  COLUMN G           COLUMN H              COLUMN I             COLUMN J        COLUMN K
----------------------------------  --------------   -------------------   ------------------   ------------------   --------
                                    NET INVESTMENT    BENEFITS, CLAIMS,       AMORTIZATION            OTHER
                                        INCOME           LOSSES AND        OF DEFERRED POLICY   OPERATING EXPENSES   PREMIUMS
             SEGMENT                     (2)         SETTLEMENT EXPENSES   ACQUISITION COSTS           (2)           WRITTEN
             -------                --------------   -------------------   ------------------   ------------------   --------
1999: Variable Annuities..........     $  (41.4)          $    2.2               $162.9               $176.3
  Fixed Annuities.................      1,134.5              859.2                 49.7                 91.8
  Life Insurance..................        253.1              317.1                 60.1                105.7
  Assets Managed and
    Administered..................          5.1                 --                   --                132.3
  Corporate and Other.............        179.2              128.3                   --                 55.3
                                       --------           --------               ------               ------
         Total....................     $1,530.5           $1,306.8               $272.7               $561.4
                                       ========           ========               ======               ======
1998: Variable Annuities..........     $  (31.3)          $    3.5               $123.9               $155.8
  Fixed Annuities.................      1,116.6              847.6                 44.2                 85.2
  Life Insurance..................        225.6              268.7                 46.5                100.6
  Assets Managed and
    Administered..................          1.6                 --                   --                 85.3
  Corporate and Other.............        174.3              125.0                   --                 45.2
                                       --------           --------               ------               ------
         Total....................     $1,486.8           $1,244.8               $214.6               $472.1
                                       ========           ========               ======               ======
1997: Variable Annuities..........     $  (26.8)          $    5.9               $ 87.8               $142.5
  Fixed Annuities.................      1,098.2              846.7                 39.8                 85.4
  Life Insurance..................        184.9              227.5                 39.6                 93.9
  Assets Managed and
    Administered..................          1.1                 --                   --                 46.8
  Corporate and Other.............        156.5              114.7                   --                 34.1
                                       --------           --------               ------               ------
         Total....................     $1,413.9           $1,194.8               $167.2               $402.7
                                       ========           ========               ======               ======

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

                                                                     SCHEDULE IV

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  REINSURANCE
                                 (IN MILLIONS)

  AS OF DECEMBER 31, 1999, 1998 AND 1997 AND FOR EACH OF THE YEARS THEN ENDED

-----------------------------------  ---------    ---------    ----------    ---------    ----------
             COLUMN A                COLUMN B     COLUMN C      COLUMN D     COLUMN E      COLUMN F
-----------------------------------  ---------    ---------    ----------    ---------    ----------
                                                                                          PERCENTAGE
                                                  CEDED TO      ASSUMED                   OF AMOUNT
                                       GROSS        OTHER      FROM OTHER       NET        ASSUMED
                                      AMOUNT      COMPANIES    COMPANIES      AMOUNT        TO NET
                                     ---------    ---------    ----------    ---------    ----------
1999:
  Life insurance in force..........  $84,845.3    $26,296.5      $ 14.9      $58,563.7       0.0%
                                     =========    =========      ======      =========       ===
  Premiums:
     Life insurance................  $   242.2    $    22.6      $  1.2      $   220.8       0.6%
     Accident and health
       insurance...................      134.9        142.8         7.9             --       N/A
                                     ---------    ---------      ------      ---------       ---
          Total....................  $   377.1    $   165.4      $  9.1      $   220.8       4.2%
                                     =========    =========      ======      =========       ===
1998:
  Life insurance in force..........  $63,215.9    $17,413.4      $ 28.0      $45,830.5       0.1%
                                     =========    =========      ======      =========       ===
  Premiums:
     Life insurance................  $   225.4    $    27.4      $  2.0      $   200.0       1.0%
     Accident and health
       insurance...................      169.7        179.4         9.7             --       N/A
                                     ---------    ---------      ------      ---------       ---
          Total....................  $   395.1    $   206.8      $ 11.7      $   200.0       5.8%
                                     =========    =========      ======      =========       ===
1997:
  Life insurance in force..........  $52,648.4    $13,678.7      $289.7      $39,259.4       0.7%
                                     =========    =========      ======      =========       ===
  Premiums:
     Life insurance................  $   235.9    $    32.7      $  2.2      $   205.4       1.1%
     Accident and health
       insurance...................      261.2        272.6        11.4             --       N/A
                                     ---------    ---------      ------      ---------       ---
          Total....................  $   497.1    $   305.3      $ 13.6      $   205.4       6.6%
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

                                                                      SCHEDULE V

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

----------------------------------------  ----------    ---------------------    ----------    ----------
                COLUMN A                   COLUMN B           COLUMN C            COLUMN D      COLUMN E
----------------------------------------  ----------    ---------------------    ----------    ----------
                                          BALANCE AT    CHARGED TO CHARGED TO                  BALANCE AT
                                          BEGINNING     COSTS AND    OTHER       DEDUCTIONS      END OF
              DESCRIPTION                 OF PERIOD      EXPENSES   ACCOUNTS        (1)          PERIOD
              -----------                 ----------    ---------- ----------    ----------    ----------
1999:
  Valuation allowances -- fixed maturity
     securities.........................    $ 7.5         $  --      $  --         $ 7.5         $  --
  Valuation allowances -- mortgage loans
     on real estate.....................     42.4           0.7        1.3(2)         --          44.4
  Valuation allowances -- real estate...      5.4           0.9         --           0.8           5.5
                                            -----         -----      -----         -----         -----
     Total..............................    $55.3         $ 1.6      $ 1.3         $ 8.3         $49.9
                                            =====         =====      =====         =====         =====
1998:
  Valuation allowances -- fixed maturity
     securities.........................    $  --         $ 7.5      $  --         $  --         $ 7.5
  Valuation allowances -- mortgage loans
     on real estate.....................     42.5          (0.1)        --            --          42.4
  Valuation allowances -- real estate...     11.1          (5.7)        --            --           5.4
                                            -----         -----      -----         -----         -----
     Total..............................    $53.6         $ 1.7      $  --         $  --         $55.3
                                            =====         =====      =====         =====         =====
1997:
  Valuation allowances -- fixed maturity
     securities.........................    $  --         $16.2      $  --         $16.2         $  --
  Valuation allowances -- mortgage loans
     on real estate.....................     51.0          (1.2)        --           7.3          42.5
  Valuation allowances -- real estate...     15.2          (4.1)        --            --          11.1
                                            -----         -----      -----         -----         -----
     Total..............................    $66.2         $10.9      $  --         $23.5         $53.6
                                            =====         =====      =====         =====         =====

---------------

(1) Amounts represent direct write-downs charged against the valuation allowance.

(2) Allowance on acquired mortgage loans.

See accompanying independent auditors' report.

                                 EXHIBIT INDEX

EXHIBIT
-------
   3.1    Form of Restated Certificate of Incorporation of Nationwide
          Financial Services, Inc. (previously filed as Exhibit 3.1 to
          Form S-1, Registration Number 333-18527, filed March 5,
          1997, and incorporated herein by reference)
   3.2    Form of Restated Bylaws of Nationwide Financial Services,
          Inc. (previously filed as Exhibit 3.2 to Form S-1,
          Registration Number 333-18527, filed March 5, 1997, and
          incorporated herein by reference)
   4.1    Form of Indenture relating to the Notes, including the form of Global Note and the form of Definitive Note (previously filed as Exhibit 4.1 to Form S-1, Registration Number
          333-18527, filed March 5, 1997, and incorporated herein by reference)
   4.2    Form of Indenture relating to the Junior Subordinated
          Deferrable Interest Debentures due 2037 of Nationwide
          Financial Services, Inc. (previously filed as Exhibit 4.1 to
          Form S-1, Registration Number 333-18533, filed March 5,
          1997, and incorporated herein by reference)
   4.3    Subordinated Indenture relating to the Junior Subordinated
          Debentures due 2028 of Nationwide Financial Services, Inc.
          (previously filed as Exhibit 4.2 to Form 8-K, Commission
          File No. 1-12785, filed October 23, 1998, and incorporated herein by reference)
   4.4    First Supplemental Indenture relating to the Junior
          Subordinated Debentures due 2028 of Nationwide Financial
          Services, Inc. (previously filed as Exhibit 4.3 to Form 8-K,
          Commission File No. 1-12785, filed October 23, 1998, and
          incorporated herein by reference)
  10.1    Form of Intercompany Agreement among Nationwide Mutual
          Insurance Company, Nationwide Corporation and Nationwide
          Financial Services, Inc. (previously filed as Exhibit 10.1 to Form S-1, Registration Number 333-18527, filed March 5,
          1997, and incorporated herein by reference)
  10.2    Form of Tax Sharing Agreement among Nationwide Mutual
          Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance Company
          (previously filed as Exhibit 10.2 to Form S-1, Registration
          Number 333-18527, filed March 5, 1997, and incorporated
          herein by reference)
 10.2.1   First Amendment to the Tax Sharing Agreement among
          Nationwide Mutual Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance
          Company (previously filed as Exhibit 10.2 to Form 10-K,
          Commission File No. 1-12785, filed March 31, 1998, and
          incorporated herein by reference)
  10.3    Form of First Amendment to Cost Sharing Agreement among
          parties named therein (previously filed as Exhibit 10.3 to
          Form S-1, Registration Number 333-18527, filed March 5,
          1997, and incorporated herein by reference)
  10.4    Modified Coinsurance Agreement between Nationwide Life
          Insurance Company and Nationwide Mutual Insurance Company
          (previously filed as Exhibit 10.4 to Form S-1, Registration
          Number 333-18527, filed March 5, 1997, and incorporated
          herein by reference)
  10.5    Modified Coinsurance Agreement between Employers Life
          Insurance Company of Wausau and Nationwide Life Insurance
          Company (previously filed as Exhibit 10.5 to Form S-1,
          Registration Number 333-18527, filed March 5, 1997, and
          incorporated herein by reference)
  10.6    Credit Facility, dated August 12, 1996, among Nationwide
          Life Insurance Company, Nationwide Mutual Insurance Company,
          the banks named therein and Morgan Guaranty Trust Company of
          New York, the administrative agent (previously filed as
          Exhibit 10.6 to Form S-1, Registration Number 333-18527,
          filed March 5, 1997, and incorporated herein by reference)

EXHIBIT
-------
 10.6.1   Amendment dated as of September 8, 1997 to the Credit
          Agreement dated as of August 12, 1996 among Nationwide
          Mutual Insurance Company, Nationwide Life Insurance Company,
          the Banks party thereto and Morgan Guaranty Trust Company of
          New York, as administrative agent (previously filed as
          Exhibit 10(a) to Quarterly Report on Form 10-Q for the
          quarterly period ended September 30, 1997, and incorporated herein by reference)
  10.7    Form of Lease Agreement between Nationwide Mutual Insurance
          Company, Nationwide Life Insurance Company, Nationwide Life
          and Annuity Insurance Company and Nationwide Financial
          Services, Inc. (previously filed as Exhibit 10.7 to Form
          S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)
  10.8    Form of Nationwide Financial Services, Inc. 1996 Long-Term
          Equity Compensation Plan (previously filed as Exhibit 10.8 to Form S-1, Registration Number 333-18527, filed March 5,
          1997, and incorporated herein by reference)
  10.9    General Description of Nationwide Insurance Executive
          Incentive Plan (previously filed as Exhibit 10.9 to Form
          S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)
  10.10   General Description of Nationwide Insurance Management
          Incentive Plan (previously filed as Exhibit 10.10 to Form
          S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)
  10.11   Nationwide Insurance Excess Benefit Plan effective as of
          December 31, 1996 (previously filed as Exhibit 10.11 to Form
          S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)
  10.12   Nationwide Insurance Supplemental Retirement Plan effective as of December 31, 1996 (previously filed as Exhibit 10.12 to Form S-1, Registration Number 333-18527, filed March 5,
          1997, and incorporated herein by reference)
  10.13   Nationwide Salaried Employees Severance Pay Plan (previously filed as Exhibit 10.13 to Form S-1, Registration Number
          333-18527, filed March 5, 1997, and incorporated herein by reference)
  10.14   Nationwide Insurance Supplemental Defined Contribution Plan
          effective as of January 1, 1996 (previously filed as Exhibit
          10.14 to Form S-1, Registration Number 333-18527, filed
          March 5, 1997, and incorporated herein by reference)
  10.15   General Description of Nationwide Insurance Individual
          Deferred Compensation Program (previously filed as Exhibit
          10.15 to Form S-1, Registration Number 333-18527, filed
          March 5, 1997, and incorporated herein by reference)
  10.16   General Description of Nationwide Mutual Insurance Company
          Directors Deferred Compensation Program (previously filed as
          Exhibit 10.16 to Form S-1, Registration Number 333-18527,
          filed March 5, 1997, and incorporated herein by reference)
  10.17   Deferred Compensation Agreement, dated as of September 3,
          1979, between Nationwide Mutual Insurance Company and D.
          Richard McFerson (previously filed as Exhibit 10.17 to Form
          S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)
  10.18   Nationwide Financial Services, Inc. Stock Retainer Plan for
          Non-Employee Directors (previously filed as Exhibit 10.18 to
          Form S-1, Registration Number 333-18527, filed March 5,
          1997, and incorporated herein by reference)
  10.19   Investment Agency Agreement between Nationwide Cash
          Management Company and Nationwide Financial Services, Inc.
          and certain subsidiaries of Nationwide Financial Services,
          Inc.
  10.20   Master Repurchase Agreement between Nationwide Life
          Insurance Company, Nationwide Life and Annuity Insurance
          Company, and Nationwide Mutual Insurance Company and certain of its subsidiaries and affiliates
  10.21   Stock Purchase and Sale Agreement between Nationwide
          Corporation and Nationwide Financial Services, Inc.

EXHIBIT
-------
  10.22   Stock Purchase and Sale Agreement between Nationwide
          Financial Services, Inc. and Nationwide Mutual Insurance
          Company
  12      Computation of Ratio of Earnings to Fixed Charges
  13      Pages 21-71 of the Company's 1999 Annual Report to
          Shareholders
  21      Subsidiaries of the Registrant
  23      Consent of KPMG LLP, Independent Auditors
  27      Financial Data Schedule (electronic filing only)

---------------

All other exhibits referenced by Item 601 of Regulation S-K are not required under the related instructions or are inapplicable and therefore have been omitted.