Form 10-Q
period 2000-03-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2000-05-12
CIK 1029786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000       COMMISSION FILE NO. 1-12785


                       NATIONWIDE FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                        31-1486870
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)



                              ONE NATIONWIDE PLAZA
                              COLUMBUS, OHIO 43215
                                 (614) 249-7111
               (Address, including zip code and telephone number,
       including area code, of Registrant's principal executive offices)


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

                                 YES [X]   NO [ ]

The number of shares outstanding of each of the registrant's classes of common stock on May 5, 2000 was as follows:

     CLASS A COMMON STOCK (par value $0.01 per share) - 23,950,973 shares issued and outstanding (Title of Class)

     CLASS B COMMON STOCK (par value $0.01 per share) - 104,745,000 shares issued and outstanding (Title of Class)

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX



PART I   FINANCIAL INFORMATION

         Item 1   Unaudited Consolidated Financial Statements               3

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                               10

         Item 3   Quantitative and Qualitative Disclosures
                  About Market Risk                                        23

PART II  OTHER INFORMATION

         Item 1   Legal Proceedings                                        24

         Item 2   Changes in Securities                                    24

         Item 3   Defaults Upon Senior Securities                          25

         Item 4   Submission of Matters to a Vote of Security Holders      25

         Item 5   Other Information                                        25

         Item 6   Exhibits and Reports on Form 8-K                         25

SIGNATURE                                                                  26

                         PART I - FINANCIAL INFORMATION

ITEM 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
                     (in millions, except per share amounts)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                ----------------------------------
                                                                     2000               1999
                                                                ---------------    ---------------
REVENUES
  Policy charges                                                   $  272.7           $  206.2
  Life insurance premiums                                              66.9               53.5
  Net investment income                                               410.4              365.6
  Net realized losses on investments                                   (3.0)              (5.4)
  Other                                                                48.8               37.2
                                                                   ---------          ---------
                                                                      795.8              657.1
                                                                   ---------          ---------


BENEFITS AND EXPENSES
  Interest credited to policyholder account balances                  294.2              263.8
  Other benefits and claims                                            67.3               50.5
  Policyholder dividends on participating policies                     12.0               10.1
  Amortization of deferred policy acquisition costs                    85.9               60.7
  Interest expense on debt and capital and preferred
    securities of subsidiary trusts                                    11.8               11.8
  Other operating expenses                                            170.6              128.5
                                                                   ---------          ---------
                                                                      641.8              525.4
                                                                   ---------          ---------

    Income before federal income tax expense                          154.0              131.7
Federal income tax expense                                             49.2               43.9
                                                                   ---------          ---------
    Net income                                                     $  104.8           $   87.8
                                                                   =========          =========

NET INCOME PER COMMON SHARE
  Basic                                                            $   0.82           $   0.68
  Diluted                                                          $   0.82           $   0.68

Weighted average common shares outstanding                            128.6              128.5
Weighted average diluted common shares outstanding                    128.6              128.6




See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                     (in millions, except per share amounts)


                                                                                        (UNAUDITED)       DECEMBER 31,
                                                                                      MARCH 31, 2000          1999
                                                                                      --------------      ------------
ASSETS
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity securities (cost $15,218.5 in 2000; $15,379.8 in 1999)                 $ 15,086.2           $ 15,296.5
    Equity securities (cost $99.0 in 2000; $87.8 in 1999)                                      117.3                 96.4
  Mortgage loans on real estate, net                                                         5,869.2              5,786.3
  Real estate, net                                                                             266.2                254.8
  Policy loans                                                                                 534.2                519.6
  Other long-term investments                                                                   74.5                 73.8
  Short-term investments                                                                       209.8                560.5
                                                                                          ----------           ----------
                                                                                            22,157.4             22,587.9
                                                                                          ----------           ----------

Cash                                                                                            13.0                 22.5
Accrued investment income                                                                      244.7                238.7
Deferred policy acquisition costs                                                            2,680.4              2,555.8
Other assets                                                                                   612.7                493.8
Assets held in separate accounts                                                            71,667.0             67,155.3
                                                                                          ----------           ----------
                                                                                          $ 97,375.2           $ 93,054.0
                                                                                          ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits and claims                                                         $ 21,508.9           $ 21,868.3
Long-term debt                                                                                 298.4                298.4
Other liabilities                                                                            1,027.1                944.9
Liabilities related to separate accounts                                                    71,667.0             67,155.3
                                                                                          ----------           ----------
                                                                                            94,501.4             90,266.9
                                                                                          ----------           ----------
NFS-obligated mandatorily redeemable capital and preferred securities
  of subsidiary trusts holding solely junior subordinated debentures of NFS                    300.0                300.0
                                                                                          ----------           ----------

Shareholders' equity:
  Preferred stock, $.01 par value. Authorized 50.0 million shares; no shares
    issued and outstanding                                                                       -                    -
  Class A common stock, $.01 par value. Authorized 750.0 million shares,
    24.0 million shares issued and outstanding                                                   0.2                  0.2
  Class B common stock, $.01 par value. Authorized 750.0 million shares,
    104.7 million shares issued and outstanding                                                  1.0                  1.0
  Additional paid-in capital                                                                   640.3                634.9
  Retained earnings                                                                          1,959.2              1,867.4
  Accumulated other comprehensive income                                                       (22.3)               (15.5)
  Other                                                                                         (4.6)                (0.9)
                                                                                          ----------           ----------
                                                                                             2,573.8              2,487.1
                                                                                          ----------           ----------
                                                                                          $ 97,375.2           $ 93,054.0
                                                                                          ==========           ==========




See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                   Three Months Ended March 31, 2000 and 1999
                                  (in millions)



                                                                                    ACCUMULATED
                                CLASS A      CLASS B                                   OTHER                          TOTAL
                                COMMON       COMMON       PAID-IN      RETAINED     COMPREHENSIVE                  SHAREHOLDERS'
                                STOCK        STOCK        CAPITAL      EARNINGS        INCOME           OTHER         EQUITY
                              -----------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1999         $ 0.2        $ 1.0         $ 629.5    $ 1,541.5       $ 275.9           $ (0.6)     $ 2,447.5

Comprehensive income:
    Net income                     -            -               -           87.8           -                -             87.8
    Net unrealized
     losses on
     securities
     available-for-sale
     arising during
     the period                    -            -               -            -           (77.6)             -            (77.6)
    Total comprehensive                                                                                              ----------
      income                                                                                                              10.2
                                                                                                                     ----------
Cash dividends declared            -            -               -          (10.4)          -                -            (10.4)
Other, net                         -            -               5.6          -             -               (0.5)           5.1
                              -----------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1999          $ 0.2        $ 1.0         $ 635.1    $ 1,618.9       $ 198.3           $ (1.1)     $ 2,452.4
                              =====================================================================================================


BALANCE, JANUARY 1, 2000         $ 0.2        $ 1.0         $ 634.9    $ 1,867.4       $ (15.5)          $ (0.9)     $ 2,487.1

Comprehensive income:
    Net income                     -            -               -          104.8           -                -            104.8
    Net unrealized
     losses on
     securities
     available-for-sale
     arising during
     the period                    -            -               -            -            (6.8)             -             (6.8)
                                                                                                                     ----------
    Total comprehensive
     income                                                                                                               98.0
                                                                                                                     ----------
Cash dividends declared            -            -               -          (13.0)          -                -            (13.0)
Other, net                         -            -               5.4          -             -               (3.7)           1.7
                              -----------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000          $ 0.2        $ 1.0         $ 640.3    $ 1,959.2       $ (22.3)          $ (4.6)     $ 2,573.8
                              =====================================================================================================




See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                   Three Months Ended March 31, 2000 and 1999
                                  (in millions)


                                                                                                 2000              1999
                                                                                           ---------------   ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                              $     104.8       $      87.8
    Adjustments to reconcile net income to net cash provided by operating activities:
      Interest credited to policyholder account balances                                          294.2             263.8
      Capitalization of deferred policy acquisition costs                                        (189.9)           (152.4)
      Amortization of deferred policy acquisition costs                                            85.9              60.7
      Amortization and depreciation                                                                 0.2               2.6
      Realized losses on investments                                                                3.0               5.4
      Increase in accrued investment income                                                        (6.0)            (11.2)
      Increase in other assets                                                                    (58.9)            (64.1)
      Increase in policy liabilities                                                               61.6               7.0
      Increase in other liabilities                                                                92.9              58.1
      Other, net                                                                                    0.9               3.5
                                                                                            -----------       -----------
        Net cash provided by operating activities                                                 388.7             261.2
                                                                                            -----------       -----------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of securities available-for-sale                                       715.5             524.1
    Proceeds from sale of securities available-for-sale                                           258.2             143.3
    Proceeds from repayments of mortgage loans on real estate                                     125.1              89.4
    Proceeds from sale of real estate                                                               2.1               -
    Proceeds from repayments of policy loans and sale of other invested assets                     10.7               4.7
    Cost of securities available-for-sale acquired                                               (821.0)           (677.3)
    Cost of mortgage loans on real estate acquired                                               (216.2)           (125.3)
    Cost of real estate acquired                                                                   (1.5)             (0.7)
    Short-term investments, net                                                                   350.8              (4.9)
    Other, net                                                                                    (89.8)            (60.1)
                                                                                            -----------       -----------
        Net cash provided by (used in) investing activities                                       333.9            (106.8)
                                                                                            -----------       -----------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Cash dividends paid                                                                           (13.0)            (10.4)
    Increase in investment product and universal life insurance product account balances          962.3             756.8
    Decrease in investment product and universal life insurance product account balances       (1,677.5)           (891.5)
    Other, net                                                                                     (3.9)             (0.7)
                                                                                            -----------       -----------
        Net cash used in financing activities                                                    (732.1)           (145.8)
                                                                                            -----------       -----------

  Net (decrease) increase in cash                                                                  (9.5)              8.6

  Cash, beginning of period                                                                        22.5              24.5
                                                                                            -----------       -----------
  Cash, end of period                                                                       $      13.0       $      33.1
                                                                                            ===========       ===========




See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements
                        Three Months Ended March 31, 2000


(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries (NFS or collectively the Company) have been prepared in accordance with generally accepted accounting principles, which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 1999 included in the Company's 1999 Annual Report to Shareholders.

(2)  EARNINGS PER SHARE

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

     The calculations of basic and diluted earnings per share are as follows:


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        ---------------------------
(in millions, except per share amounts)                      2000           1999
---------------------------------------                 ------------    -----------
Basic and diluted net income                            $    104.8      $     87.8
                                                        ============    ===========

Weighted average common shares outstanding                   128.6           128.5
Dilutive effect of stock options                               -               0.1
                                                        ------------    -----------
Weighted average diluted common shares outstanding           128.6           128.6
                                                        ============    ===========

Net income per common share:
  Basic                                                 $     0.82      $      0.68
  Diluted                                               $     0.82      $      0.68


(3)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement also addresses contracts that contain embedded derivatives, such as certain insurance contracts. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999 the FASB issued Statement No. 137 which delayed the effective date of FAS 133 to fiscal years beginning after June 15, 2000. The Company plans to adopt this Statement in first quarter 2001 and is currently evaluating the impact on results of operations and financial condition.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued


(4)  COMPREHENSIVE INCOME

     Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity that bypass net income. Currently, the Company's only component of Other Comprehensive Income is unrealized gains (losses) on securities available-for-sale. The related before and after federal tax amounts are as follows:


                                                                 THREE MONTHS ENDED
     (in millions)                                                    MARCH 31,
     ---------------------------------------------------------------------------------
                                                                2000          1999
                                                           ------------   ------------
     Unrealized losses on securities available-for-
       sale arising during the period:
          Gross                                            $   (31.8)     $   (154.4)
          Adjustment to deferred policy
            acquisition costs                                   20.6            29.6
          Related federal tax benefit                            3.9            41.7
                                                           ----------     -----------
               Net                                              (7.3)          (83.1)
                                                           ----------     -----------

     Reclassification adjustment for net losses
       on securities available-for-sale realized
       during the period:
          Gross                                                  0.7             8.5
          Related federal tax benefit                           (0.2)           (3.0)
                                                           ----------     -----------
               Net                                               0.5             5.5
                                                           ----------     -----------

     Total Other Comprehensive Income                      $    (6.8)     $    (77.6)
                                                           ==========     ===========


(5)  SEGMENT DISCLOSURES

     The Company uses differences in products as the basis for defining its reportable segments. The Company reports four product segments: Variable Annuities, Fixed Annuities, Life Insurance and Assets Managed and Administered.

     The Variable Annuities segment consists of annuity contracts that provide the customer with access to a wide range of investment options, tax-deferred accumulation of savings, asset protection in the event of untimely death and flexible payment options including lump-sum, systematic withdrawal or a stream of payments for life. The Company's variable annuity products consist almost entirely of flexible premium deferred variable annuity contracts.

     The Fixed Annuities segment consists of annuity contracts that generate a return for the customer at a specified interest rate fixed for a prescribed period, tax-deferred accumulation of savings and flexible payout options including lump-sum, systematic withdrawal or a stream of payments for life. Such contracts consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities. The Fixed Annuities segment includes the fixed option under variable annuity contracts.

     The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned life insurance products, which provide a death benefit and may also allow the customer to build cash value on a tax-deferred basis.

     The Assets Managed and Administered segment includes the revenues and expenses of the Company's investment adviser subsidiaries and the operations of businesses from which the Company receives fees for administrative services only.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements Continued


     In addition to the product segments, the Company reports corporate revenue and expenses, investments and related investment income supporting capital not specifically allocated to its product segments, certain revenues and expenses related to the sales activities of its distribution companies, revenues and expenses related to group annuity contracts sold to Nationwide employee and agent benefit plans, interest expense on long-term debt and capital and preferred securities and all realized gains and losses on investments in a Corporate and Other segment.

     The following table summarizes the financial results of the Company's business segments for the three months ended March 31, 2000 and 1999.


                                                                                            Assets
                                                Variable      Fixed        Life        Managed and      Corporate
         (in millions)                         Annuities    Annuities    Insurance     Administered     and Other         Total
         ------------------------------------ -----------  ------------ ------------  ---------------  -------------  -----------
         2000
         Operating revenue (1)                $    189.4   $    327.1   $      179.6    $       46.2    $       56.5    $    798.8
         Benefits and expenses                     106.7        281.7          146.3            42.3            64.8         641.8
                                              ----------   ----------   ------------    ------------    -------------   -----------
           Operating income (loss) before
             federal income tax expense             82.7         45.4           33.3             3.9            (8.3)        157.0
         Net realized losses on investments          -            -              -               -              (3.0)         (3.0)
                                              ----------   ----------   ------------    ------------    -------------   -----------
         Consolidated income (loss) before
           federal income tax expense         $     82.7   $     45.4   $       33.3    $        3.9    $      (11.3)   $    154.0
                                              ==========   ==========   ============    ============    =============   ===========

         Assets as of period end              $ 66,734.1   $ 16,749.1   $    7,069.8    $      278.5    $    6,543.7    $ 97,375.2
                                              ==========   ==========   ============    ============    =============   ===========

         1999
         Operating revenue (1)                $    143.6   $    287.6   $      151.1    $       34.3    $       45.9    $    662.5
         Benefits and expenses                      78.0        244.9          122.0            28.2            52.3         525.4
                                              ----------   ----------   ------------    ------------    -------------   -----------
           Operating income (loss) before
              federal income tax expense            65.6         42.7           29.1             6.1            (6.4)        137.1
         Net realized losses on investments          -            -            -                 -              (5.4)         (5.4)
                                              ----------   ----------   ------------    ------------    -------------   -----------
         Consolidated income before
           federal income tax expense         $     65.6   $     42.7   $       29.1    $        6.1    $      (11.8)   $    131.7
                                              ==========   ==========   ============    ============    =============   ===========

         Assets as of period end              $ 50,139.8   $ 15,396.4   $    5,527.9    $      192.7    $    6,105.9    $ 77,362.7
                                              ==========   ==========   ============    ============    =============   ===========

------------
(1)  Excludes net realized gains and losses on investments.


(6)  CONTINGENCIES

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

        NFS is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the retirement savings operations of Nationwide. The Company is a leading provider of long-term savings and retirement products and sells a diverse range of products including individual annuities, private and public pension plans, life insurance and mutual funds as well as investment management and administrative services. The Company markets its products through a broad distribution network, including independent broker/dealers, national and regional brokerage firms, financial institutions, pension plan administrators, life insurance specialists, Nationwide Retirement Solutions sales representatives and Nationwide agents.

        Management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include, among others, the following possibilities: (i) Nationwide Corporation's control of the Company through its beneficial ownership of approximately 97.8% of the combined voting power of all the outstanding common stock and approximately 81.5% of the economic interest in the Company; (ii) the Company's primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the Company's subsidiaries to pay such dividends; (iii) the potential impact on the Company's reported net income that could result from the adoption of certain accounting standards issued by the FASB; (iv) tax law changes impacting the tax treatment of life insurance and investment products; (v) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (vi) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves and other financial viability requirements; (vii) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (viii) inability to carry out marketing and sales plans, including, among others, changes to certain products and acceptance of the revised products in the market; (ix) changes in interest rates and the capital markets causing a reduction of investment income or asset fees, reduction in the value of the Company's investment portfolio or a reduction in the demand for the Company's products; (x) general economic and business conditions which are less favorable than expected; (xi) unanticipated changes in industry trends and ratings assigned by nationally recognized statistical rating organizations or A.M. Best Company, Inc.; and (xii) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts.

        RESULTS OF OPERATIONS

        In addition to net income, the Company reports net operating income, which excludes net realized investment gains and losses. Net operating income is commonly used in the insurance industry as a measure of on-going earnings performance.

        The following table reconciles the Company's reported net income to net operating income for the first quarter of 2000 and 1999. All earnings per share amounts are presented on a diluted basis.


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                ----------------------------------
        (in millions, except per share amounts)                        2000             1999
        ------------------------------------------------        ---------------     --------------
        Net income                                              $       104.8       $        87.8
        Net realized losses on investments, net of tax                    2.0                 3.5
                                                                ---------------     --------------
          Net operating income                                  $       106.8       $        91.3
                                                                ===============     ==============

        Net operating income per share                          $        0.83       $        0.71
                                                                ===============     ==============


        Revenues

        Total revenues for first quarter 2000, excluding net realized gains and losses on investments, increased to $798.8 million compared to $662.5 million for the same period in 1999. All components of revenue contributed to the growth.

        Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of variable annuities and variable life insurance products; cost of insurance charges earned on universal life insurance products; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of annuity and certain life insurance contracts. Policy charges for the first quarter of 2000 and 1999 were as follows:


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                ----------------------------------
        (in millions)                                                  2000             1999
        ------------------------------------------------        ---------------     --------------
        Asset fees                                              $       176.0       $       140.4
        Cost of insurance charges                                        35.1                25.9
        Administrative fees                                              36.7                25.8
        Surrender fees                                                   24.9                14.1
                                                                ---------------     ---------------
          Total policy charges                                  $       272.7       $       206.2
                                                                ===============     ===============

        The growth in asset fees reflects a 34% increase in total separate account assets, which reached $71.67 billion as of March 31, 2000, compared to $53.47 billion a year ago. Steady growth in sales of variable annuity and variable life insurance products as well as market appreciation have contributed significantly to the increase in separate account assets.

        Cost of insurance charges are assessed as a percentage of the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to individual variable universal life insurance reflecting expanded distribution and increased customer demand for variable life insurance products. The net amount at risk related to individual variable universal life insurance grew to $21.10 billion as March 31, 2000 compared to $15.99 billion a year ago.

        The growth in administrative fees is attributable to a significant increase in premiums on individual variable life policies and certain corporate-owned life policies where the Company collects a premium load. Nearly all of the increase in surrender charges is attributable to policyholder withdrawals in the Variable Annuities segment and reflects the overall increase in variable annuity policy reserves and an increase in surrender rates in first quarter 2000.

        Net investment income includes the gross investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income grew from $365.6 million in the first quarter of 1999 to $410.4 million in the first quarter of 2000 primarily due to increased invested assets to support growth in fixed annuity policy reserves coupled with an increase in average yield on the investment portfolio. Fixed annuity policy reserves, which include the fixed option of variable annuity contracts, increased $1.13 billion to $16.20 billion as of the end of first quarter 2000 compared to $15.07 billion a year ago.

        The Company does not consider realized gains and losses on investments to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Net realized losses on investments were $3.0 million and $5.4 million for the first quarter of 2000 and 1999, respectively. The first quarter 1999 net realized losses on investments include a $9.2 million loss on a single fixed maturity security.

        Other income includes fees earned by the Company's investment management subsidiaries as well as commissions and other income earned by other subsidiaries of the Company that provide marketing, distribution and administration services. The increase is primarily attributable to growth in investment advisory fees due to growth in assets under management and changes in the fee structure for certain funds.

        Benefits and Expenses

        Total benefits and expenses were $641.8 million in first quarter 2000, a 22% increase over first quarter 1999. All significant components of benefits and expenses experienced increases in the first quarter 2000.

        Interest credited to policyholder account balances totaled $294.2 million in first quarter 2000 compared to $263.8 million in first quarter 1999 and principally relates to fixed annuity and investment life insurance products. The growth in interest credited reflects the increase in policy reserves previously discussed and increased average crediting rates. The average crediting rate on fixed annuity policy reserves was 5.73% in first quarter 2000 compared to 5.60% in first quarter 1999.

        Other benefits and claims increased to $67.3 million in first quarter 2000 from $50.5 million a year ago reflecting increases in benefits and claims related to life-contingent immediate annuities and life insurance.

        The growth in amortization of DAC which totaled $85.9 million and $60.7 million in the first quarter of 2000 and 1999, respectively, is principally due to the Variable Annuities segment and is attributable to growth in revenues and an increase in surrender activity in first quarter 2000.

        Operating expenses increased 33% to $170.6 million in the first quarter of 2000 compared to $128.5 million in the first quarter of 1999. The increase reflects growth in the number of annuity and life insurance contracts in force and the related increase in administrative processing costs. In addition, an increase in non-deferrable commissions and costs associated with expanding asset management product offerings and distribution capabilities contributed to the increase.

        Federal income tax expense was $49.2 million and $43.9 million for the first quarter of 2000 and 1999, respectively. These amounts represent effective tax rates of 31.9% for the first quarter of 2000 and 33.3% in 1999. The lower rate in 2000 is attributable to an increase in dividends received deduction and tax credits.

        Recently Issued Accounting Standards

        See note 3 to the unaudited consolidated financial statements for a discussion of recently issued accounting standards.

        Sales Information

        The following table summarizes total Company sales, excluding internal replacements, by business segment for the first quarter of 2000 and 1999.


        (in millions)                                             2000                1999
        ----------------------------------------------     -----------------    ----------------
        Variable annuities                                 $      3,290.4       $   2,460.1
        Fixed annuities                                             742.2             617.4
        Life insurance                                              410.7             250.5
                                                           -----------------    ----------------
            Total core premiums and deposits                      4,443.3           3,328.0
        Internal replacements                                      (376.9)            (97.4)
                                                           -----------------    ----------------
            Net core premiums and deposits                        4,066.4           3,230.6
                                                           -----------------    ----------------

        Asset management account deposits                            36.0             172.1
        Asset administration account deposits                       222.5             220.5
                                                           -----------------    ----------------
            Total non-insurance sales                               258.5             392.6
                                                           -----------------    ----------------
            Total core sales                                      4,324.9           3,623.2

        Bank-owned life insurance (BOLI)                             19.0              86.7
        Institutional products                                      161.7               -
        Nationwide employee and agent benefit plans                  58.3              66.4
                                                           -----------------    ----------------
            Total sales                                    $      4,563.9       $   3,776.3
                                                           =================    ================


        Total core sales represent amounts that are recurring and are the sales figures management uses to set and evaluate the Company's sales goals. In addition to statutory premiums and deposits related to life insurance and annuity products, the Company also reports mutual fund deposits and deposits into administered asset products as core sales. Sales of institutional products represents sales of funding agreements that secure notes issued to foreign investors through a third party trust under the Company's $2 billion medium-term note program. The program was launched in July 1999 as a means to expand spread based product offerings. The Company excludes institutional products and BOLI sales as well as deposits into Nationwide employee and agent benefit plans from its targeted core sales comparisons. Although funding agreements and BOLI contribute to asset and earnings growth they do not produce steady production flow that lends itself to meaningful comparisons. The Company also excludes internal replacements from its targeted core sales comparisons.

        Total core sales reached $4.32 billion in the first quarter of 2000, an increase of 19% over 1999. Total annuity sales, net of internal replacements, contributed $3.66 billion and $2.98 billion in the first quarter of 2000 and 1999, respectively. Core life insurance sales for first quarter 2000 were up 64% to $410.7 million. Non-insurance sales fell 34% to $258.5 million as increased market volatility, a market shift to technology oriented funds and lagging fund performance reduced flows into our largest retail mutual fund offerings.

        The Company sells its products through a broad distribution network. Unaffiliated entities that sell the Company's products to their own customer base include independent broker/dealers, national and regional brokerage firms, pension plan administrators, life insurance specialists and financial institutions. Representatives of the Company who market products directly to a customer base identified by the Company include Nationwide Retirement Solutions sales representatives and Nationwide agents.

        Core sales by distribution channel for the first quarter of 2000 and 1999, are summarized as follows:


                                                                  2000                        1999
                                                       ---------------------------  -------------------------
        (in millions)                                     AMOUNT           %           AMOUNT           %
        ------------------------------------------     -------------  ------------  ------------   ----------
        Independent broker/dealers                     $   1,551.0       35.9%      $  1,260.5        34.8%
        National and regional brokerage firms                308.0        7.1            211.3         5.8
        Financial institutions                               659.2       15.2            532.2        14.7
        Pension plan administrators                          332.1        7.7            337.5         9.3
        Nationwide Retirement Solutions sales
          representatives                                    774.8       17.9            601.7        16.6
        Nationwide agents                                    211.3        4.9            187.3         5.2
        Life insurance specialists                           230.0        5.3            100.1         2.8
        Total non-insurance sales                            258.5        6.0            392.6        10.8
                                                        ----------      -----       ----------       ------
          Total core sales                              $  4,324.9      100.0%      $  3,623.2       100.0%
                                                        ==========       =====      ==========       ======


        The Company's flagship products are marketed under The BEST of AMERICA(R) brand and include individual and group variable annuities and variable life insurance. The BEST of AMERICA(R) products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers which allow those providers to sell products to their own customer bases under their own brand name.

        The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under Internal Revenue Code (IRC) Section 457. The Company utilizes its sponsorship by the National Association of Counties and The United States Conference of Mayors when marketing IRC Section 457 products. In addition, the Company utilizes an exclusive arrangement with the National Education Association (NEA) to market tax-qualified annuities under IRC 403(b) to NEA members. Variable annuities developed for the NEA members are sold under the NEA Valuebuilder brand. Beginning in April 2000, the Company discontinued active marketing of new sales to NEA members.

        Core sales by product for the first quarter of 2000 and 1999, are summarized as follows.


       (in millions)                                            2000             1999
       -------------------------------------------        ---------------  ----------------
       BEST of AMERICA(R) products                        $    1,319.1      $    1,136.8
       Private label annuities                                   273.9             304.4
       The NEA Valuebuilder annuities                             34.8              37.0
       Other                                                     121.6              58.2
                                                          ------------      ------------
          Total individual annuities                           1,749.4           1,536.4
                                                          ------------      ------------

       BEST of AMERICA(R) group pension series                 1,198.6             901.8
       IRC Section 457 annuities                                 691.6             530.9
       Other                                                      16.1              11.0
                                                          ------------      ------------
          Total group annuities                                1,906.3           1,443.7
                                                          ------------      ------------

       Traditional/Universal life insurance                       56.9              60.0
       BEST of AMERICA(R) variable life series                   125.3              90.4
       Corporate-owned life insurance                            228.5             100.1
                                                          ------------      ------------
          Total life insurance                                   410.7             250.5
                                                          ------------      ------------

       Total non-insurance sales                                 258.5             392.6
                                                          ------------      ------------
          Total core sales                                $    4,324.9      $    3,623.2
                                                          ============      ============

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

        The following table summarizes operating income (loss) before federal income tax expense for the Company's business segments for the first quarter of 2000 and 1999.


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                          ----------------------------------
        (in millions)                                          2000               1999
        ------------------------------------------------- --------------   -----------------
        Variable Annuities                                $    82.7        $      65.6
        Fixed Annuities                                        45.4               42.7
        Life Insurance                                         33.3               29.1
        Assets Managed and Administered                         3.9                6.1
        Corporate and Other                                    (8.3)              (6.4)
                                                          --------------   -----------------
                                                          $   157.0        $     137.1
                                                          ==============   =================

        Variable Annuities

        The Variable Annuities segment consists of annuity contracts that provide the customer with access to a wide range of investment options, tax-deferred accumulation of savings, asset protection in the event of an untimely death and flexible payout options including lump-sum, systematic withdrawal or a stream of payments for life. The Company's variable annuity products consist almost entirely of flexible premium deferred variable annuity contracts.

        The following table summarizes certain selected financial data for the Company's Variable Annuities segment for the periods indicated.


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                        ----------------------------------
        (in millions)                                                         2000               1999
        -------------------------------------------------               --------------   -----------------
        INCOME STATEMENT DATA
        Revenues                                                        $        189.4     $        143.6
        Benefits and expenses                                                    106.7               78.0
                                                                        --------------     --------------
        Operating income before federal income tax expense              $         82.7     $         65.6
                                                                        --------------     --------------

        OTHER DATA
        Statutory premiums and deposits (1)                             $      3,290.4     $      2,460.1
        Policy reserves as of period end:
           Individual                                                   $     39,175.6     $     30,162.5
           Group                                                              26,107.4           18,685.8
                                                                        --------------     --------------
        Total                                                           $     65,283.0     $     48,848.3
                                                                        ==============     ==============

        Pre-tax operating income to average policy reserves                      0.54%              0.55%

        ----------

        (1) Statutory data has been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

        Variable annuity segment results reflect substantially increased asset fee revenue partially offset by increases in DAC amortization and other operating expenses. Asset fees increased to $170.7 million in the first quarter of 2000, up 26% from $135.6 million in the same period a year ago. The increase in asset fees is due to continued growth in variable annuity policy reserve levels resulting from increased variable annuity sales and market appreciation on investments underlying reserves. Variable annuity policy reserves grew $4.06 billion during first quarter 2000 reaching $65.28 billion as of March 31, 2000 and have increased 34% compared to a year ago.

        Variable annuity deposits increased 34% for the first quarter 2000, reaching $3.29 billion compared to $2.46 billion in the year ago quarter. Compared to fourth quarter 1999, variable annuity deposits increased 39%. Deposits generated by brokerage firms and independent broker/dealers led the deposit growth in first quarter 2000, posting increases of 55% and 42%, respectively, over first quarter 1999.

        Favorable equity market conditions during first quarter 2000 also contributed significantly to the growth in variable annuity policy reserves. Variable annuity policy reserves reflect market appreciation of $3.04 billion during the first three months of 2000. Over the past twelve months, variable annuity policy reserves have increased $12.30 billion as a result of market appreciation.

        Offsetting the growth in policy reserves attributable to an increase in deposits and market appreciation was an increase in policyholder surrender activity. Surrenders as a percentage of average reserves were 18%, annualized, in first quarter 2000, compared to 12% in first quarter 1999. The increase in surrender activity is attributable to an increase in competition in the individual variable annuity market which has increased transfers to competitor products and the overall aging of the Company's book of business. The Company introduced new products, new product features and new retention strategies during first quarter 2000 in an effort to decrease the rate of surrenders.

        Amortization of DAC increased 58% to $56.0 million in first quarter 2000 compared to $35.4 million in first quarter 1999. Operating expenses were $50.1 million in first quarter 2000, an increase of 19% over first quarter 1999. The growth in DAC amortization and operating expenses reflect the overall growth in the variable annuity business. The increase in DAC amortization also reflects the increase in policyholder surrenders.

        Fixed Annuities

        The Fixed Annuities segment consists of annuity contracts that generate a return for the customer at a specified interest rate, fixed for a prescribed period, tax-deferred accumulation of savings and flexible payout options including lump-sum, systematic withdrawal or a stream of payments for life. Such contracts consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities. The Fixed Annuities segment includes the fixed option under the Company's variable annuity contracts.

        The following table summarizes certain selected financial data for the Company's Fixed Annuities segment for the periods indicated.


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                   ------------------------------------
        (in millions)                                                    2000               1999
        ---------------------------------------------------------- ------------------ -----------------
        INCOME STATEMENT DATA
        Revenues:
          Net investment income                                    $        304.2     $        275.3
          Other                                                              22.9               12.3
                                                                   --------------     --------------
                                                                            327.1              287.6
                                                                   --------------     --------------
        Benefits and expenses:
          Interest credited to policyholder account balances                225.4              202.2
          Other benefits and expenses                                        56.3               42.7
                                                                   --------------     --------------
                                                                            281.7              244.9
                                                                   --------------     --------------
        Operating income before federal income tax expense         $         45.4     $         42.7
                                                                   ==============     ==============

        OTHER DATA
        Statutory premiums and deposits (1)                        $        903.9     $        617.4
        Policy reserves as of period end:
           Individual                                              $      7,617.8     $      7,047.4
           Group                                                          7,877.9            8,017.8
           Institutional                                                    704.0              -
                                                                   --------------     --------------
        Total                                                      $     16,199.7     $     15,065.2
                                                                   ==============     ==============

        Pre-tax operating income to average policy reserves                 1.11%              1.14%

       --------------
       (1)     Statutory data has been derived from the Quarterly
               Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

        Fixed annuity segment results reflect a slight increase in interest spread income attributable to growth in fixed annuity policy reserves partially offset by lower interest margins in first quarter 2000 compared to first quarter 1999. Interest spread is the differential between net investment income and interest credited to policyholder account balances. Interest spreads vary depending on crediting rates offered by competitors, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates and other factors.

        The following table depicts the interest spreads on general account policy reserves in the Fixed Annuities segment.


                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                    -----------------------------------
                                           2000               1999
                                    ---------------     ---------------
        Net investment income           7.73%              7.62%
        Interest credited               5.73               5.60
                                    ---------           --------
                                        2.00%              2.02%
                                    =========           ========

        Recent increases in interest rates have slowed mortgage loan and bond prepayment activity and the Company anticipates interest spreads over the next several quarters to range between 190 and 195 basis points, excluding the impact of mortgage loan and bond prepayment income.

        Fixed annuity policy reserves totaled $16.20 billion as of March 31, 2000 compared to $16.59 billion as of the end of 1999 and $15.07 billion a year ago.

        First quarter fixed annuity premiums and deposits grew to $903.9 million in 2000 compared to $617.4 million in 1999. Most of the Company's fixed annuity premiums and deposits are amounts allocated to the fixed option of variable annuity contracts. First quarter 2000 fixed annuity premiums and deposits include $618.0 million in premiums allocated to the fixed option under variable annuity contracts, compared to $521.7 million in first quarter 1999. The increase is primarily attributable to $161.7 million of funding agreements issued in connection with the Company's medium-term note program coupled with a $96.3 million increase in the fixed option of variable annuity contract deposits in the first quarter of 2000 as compared to the first quarter of 1999. The later increase was driven by the Company's enhanced dollar cost averaging (DCA) program that offers customers a first year bonus interest rate and transfers the account balance systematically to variable options over a six or twelve month period.

        The increase in other benefits and expenses in first quarter 2000 compared to a year ago is attributable to growth in business.

        Life Insurance

        The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned life insurance products, which provide a death benefit and may also allow the customer to build cash value on a tax-advantaged basis.

        The following table summarizes certain selected financial data for the Company's Life Insurance segment for the periods indicated.


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                   ------------------------------------
        (in millions)                                                    2000                1999
        -------------------------------------------------          ---------------    -----------------
        INCOME STATEMENT DATA
        Revenues                                                   $        179.6     $        151.1
        Benefits and expenses                                               146.3              122.0
                                                                   --------------     --------------
        Operating income before federal income tax expense         $         33.3     $         29.1
                                                                   ==============     ==============

        OTHER DATA
        Statutory premiums (1):
          Traditional and universal life                           $         56.9     $         60.0
          Variable universal life                                           125.3               90.5
          Corporate-owned life                                              247.5              186.7
                                                                   --------------     --------------
        Total                                                      $        429.7     $        337.2
                                                                   ==============     ==============
        Policy reserves as of period end:
          Traditional and universal life                           $      2,560.6     $      2,459.4
          Variable universal life                                         2,000.1            1,363.3
          Corporate-owned life                                            1,767.0            1,097.3
                                                                   --------------     --------------
        Total                                                      $      6,327.7     $      4,920.0
                                                                   ==============     ==============

        --------------
        (1) Statutory data has been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

        Life Insurance segment results reflect increased policy charge revenue driven by growth in investment life insurance in force and policy reserves, partially offset by higher benefits and expense levels.

        The increase in Life Insurance segment earnings is attributable to strong growth in investment life insurance products, which include individual variable universal life insurance and corporate-owned life insurance, where the Company has aggressively expanded its distribution capabilities. Investment life premiums and deposits increased from $277.2 million in first quarter 1999 to $372.8 million in first quarter 2000. As a result of the sales growth and high persistency, revenues from investment life products increased to $72.1 million in first quarter 2000 from $51.8 million in first quarter 1999.

        Interest credited to policyholders increased $2.8 million in first quarter 2000 reaching $33.4 million compared to $30.6 million in the year ago first quarter. Increased corporate-owned life insurance business accounted for most of the increases. Corporate investment fixed life insurance reserves increased $113.9 million to $1,033.9 million as of March 31, 2000 compared to $920.0 million a year ago.

        Traditional and universal life insurance benefits increased $4.1 million to $42.5 million in first quarter 2000 compared to the same period a year ago due to an increase in claims. Operating expenses increased by $3.5 million during first quarter 2000 as compared to first quarter 1999 primarily as a result of increased DAC amortization.

        Assets Managed and Administered

        The Assets Managed and Administered segment consists of the Company's investment adviser subsidiaries and the operations of businesses from which the Company receives fees for administrative services only.

        The following table summarizes certain selected financial data for the Company's Assets Managed and Administered segment for the periods indicated.


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                   ----------------------------------
        (in millions)                                                    2000                1999
        ---------------------------------------------------        ----------------   ---------------
        INCOME STATEMENT DATA
        Revenues                                                   $         46.2     $         34.3
        Operating expenses                                                   42.3               28.2
                                                                   --------------     --------------
        Operating income before federal income tax expense         $          3.9     $          6.1
                                                                   ==============     ==============

        OTHER DATA (1)
        Assets under management                                    $     22,418.2     $     20,601.9
        Assets administered                                        $     16,593.8     $     10,189.8

        ------------
        (1) Represents the notional amount of assets managed and administered. These assets are not reflected on the Company's consolidated balance sheet, unless part of an annuity or life insurance contract issued by the Company.

        Assets Managed and Administered segment revenue growth was mainly due to increased investment advisory fees and other income as a result of growth in assets under management and changes in the fee structure for certain funds. Increased operating expenses are primarily the result of staffing and infrastructure related to the Company's commitment to expanding this segment.

        Assets under management include $9.74 billion and $8.64 billion of Company managed investment options that support the Company's variable annuity and variable life insurance products as of March 31, 2000 and 1999, respectively. These assets are also included in the related variable annuity and variable life insurance policy reserves.

        Corporate and Other

        The following table summarizes certain selected financial data for the Company's Corporate and Other segment for the periods indicated.


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                   ---------------------------------
        (in millions)                                                    2000                1999
        -----------------------------------------------------      ----------------   --------------
        INCOME STATEMENT DATA
        Revenues                                                   $         56.5     $         45.9
        Benefits and expenses                                                64.8               52.3
                                                                   ---------------    --------------
        Operating loss before federal income tax expense (1)       $         (8.3)    $         (6.4)
                                                                   ===============    ===============

         -------------

        (1)     Excludes net realized gains and losses on investments.

        Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the four product segments, commissions and other income earned by the marketing and distribution subsidiaries of the Company and net investment income and policy charges from group annuity contracts issued to Nationwide employee and agent benefit plans. The increase in revenues reflects an increase in net investment income, while the increase in benefits and expenses is the result of increased interest credited and general expenses.

        In addition to the operating revenues previously presented, the Company also reports realized gains and losses on investments in the Corporate and Other segment. The Company realized net investment losses of $3.0 million and $5.4 million during the first quarter of 2000 and 1999, respectively.

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


                                                                                        AS OF
                                                                  ---------------------------------------------------
                                                                     MARCH 31,        DECEMBER 31,       MARCH 31,
        (in millions)                                                   2000              1999             1999
        ------------------------------------------------------    ---------------- ----------------- ----------------
        Long-term debt                                            $       298.4     $       298.4     $       298.4
        Capital and preferred securities of subsidiary trusts             300.0             300.0             300.0
                                                                  -------------     -------------     -------------
          Total long-term debt and capital and preferred
           securities                                                     598.4             598.4             598.4
                                                                  -------------     -------------     -------------

        Shareholders' equity, excluding accumulated other
          comprehensive income                                          2,596.1           2,502.6           2,254.1
        Accumulated other comprehensive income                            (22.3)            (15.5)            198.3
                                                                  -------------     -------------     -------------
          Total shareholders' equity                                    2,573.8           2,487.1           2,452.4
                                                                  -------------     -------------     -------------
          Total capital                                           $     3,172.2     $     3,085.5     $     3,050.8
                                                                  =============     =============     =============

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

        NFS is a holding company whose principal asset is the common stock of NLIC. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments and dividends from NLIC and other subsidiaries.

        State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The ability of NLIC to pay dividends is subject to restrictions set forth in the insurance laws and regulations of Ohio, its domiciliary state. The Ohio insurance laws require life insurance companies to seek prior regulatory approval to pay a dividend if the fair market value of the dividend, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders' surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the prior year. NLIC's statutory-basis policyholders' surplus as of December 31, 1999 was $1.35 billion and statutory-basis net income for 1999 was $276.2 million. Total dividends paid in the preceding twelve months were $275.2 million. The Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders. NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses and principal in the future.

        Also available as a source of funds to the Company is a $600.0 million revolving credit facility entered into by NFS, NLIC and Nationwide Mutual Insurance Company with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. To date, no amounts have been drawn down on the facility. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.23 billion and NLIC maintain statutory surplus in excess of $875 million. The Company had no amounts outstanding under this agreement as of March 31, 2000.

        INVESTMENTS

        General

        The Company's assets are divided between separate account and general account assets. As of March 31, 2000, $71.67 billion (or 74%) of the Company's total assets were held in separate accounts and $25.71 billion (or 26%) were held in the Company's general account, including $22.16 billion of general account investments.

        Separate account assets consist primarily of deposits from the Company's variable annuity business. Most separate account assets are invested in various mutual funds. All of the investment risk in the Company's separate account assets is borne by the Company's customers, with the exception of $940.3 million of policy reserves as of March 31, 2000 ($915.4 million as of December 31, 1999) for which the Company bears the investment risk.

        Fixed Maturity Securities

        The following table summarizes the composition of the Company's general account fixed maturity securities by category.


                                                              MARCH 31, 2000            DECEMBER 31, 1999
                                                        --------------------------- ---------------------------
                                                           CARRYING        % OF        CARRYING        % OF
        (in millions)                                       VALUE         TOTAL         VALUE         TOTAL
        ----------------------------------------------- --------------- ----------- --------------- -----------
        U.S. government/agencies                        $     260.9          1.7%   $     449.4          2.9%
        Foreign governments                                   109.9          0.7          110.4          0.7
        State and political subdivisions                        0.9          -              0.8          -
        Mortgage-backed securities:
          U.S. government/agencies                          3,269.4         21.7        3,420.9         22.4
          Non-government/agencies                               -            -              -            -
        Corporate:
          Public                                            6,006.5         39.8        5,950.5         38.9
          Private                                           5,438.6         36.1        5,364.5         35.1
                                                        -----------     ---------   -----------     ---------
                                                        $  15,086.2        100.0%   $  15,296.5        100.0%
                                                        ===========     =========   ===========     =========

        The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company's general account fixed maturity securities, 97% were in the highest two NAIC Designations as of March 31, 2000.

        The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company's general account fixed maturity securities portfolio.


                                                               AS OF MARCH 31, 2000        AS OF DECEMBER 31, 1999
                                                            ---------------------------  ----------------------------
               NAIC                RATING AGENCY               CARRYING       % OF          CARRYING        % OF
         DESIGNATION (1)     EQUIVALENT DESIGNATION (2)         VALUE         TOTAL          VALUE          TOTAL
         ------------------ -----------------------------   --------------  -----------  --------------- ------------
                                                                                 (in millions)
                 1          Aaa/Aa/A                        $     9,389.3      62.2%     $     9,802.7       64.1%
                 2          Baa                                   5,215.1      34.6            4,990.1       32.6
                 3          Ba                                      362.2       2.4              408.6        2.7
                 4          B                                       107.0       0.7               87.0        0.6
                 5          Caa and lower                            12.6       0.1                8.1        -
                 6          In or near default                        -         -                  -          -
                                                            -------------     ------     -------------      ------
                                                            $    15,086.2     100.0%     $    15,296.5      100.0%
                                                            =============     ======     =============      ======

         --------------
        (1) NAIC Designations are assigned no less frequently than annually. Some designations for securities shown have been assigned to securities not yet assigned an NAIC Designation in a manner approximating equivalent public rating categories.
        (2) Comparison's between NAIC and Moody's designations are published by the NAIC. In the event no Moody's rating is available, the Company has assigned internal ratings corresponding to the public rating.

        The Company's general account mortgage-backed security (MBS) investments include residential MBSs and multi-family mortgage pass-through certificates. As of March 31, 2000, MBSs were $3.27 billion (or 22%) of the carrying value of the general account fixed maturity securities available-for-sale, all of which were guaranteed by the U.S. government or an agency of the U.S. government.

        The Company believes that general account MBS investments add diversification, liquidity, credit quality and additional yield to its general account fixed maturity securities portfolio. The objective of the Company's general account MBS investments is to provide reasonable cash flow stability and increased yield. General account MBS investments include collateralized mortgage obligations (CMOs), Real Estate Mortgage Investment Conduits (REMICs) and mortgage-backed pass-through securities. The Company's general account MBS investments do not include interest-only securities or principal-only securities or other MBSs, which may exhibit extreme market volatility.

        Prepayment risk is an inherent risk of holding MBSs. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs. As of March 31, 2000, $1.90 billion (or 58%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO/REMIC security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class.

        The following table sets forth the distribution by investment type of the Company's general account MBS portfolio as of March 31, 2000 and December 31, 1999.


                                                          AS OF MARCH 31, 2000           AS OF DECEMBER 31, 1999
                                                      -----------------------------    -----------------------------
                                                         CARRYING         % OF            CARRYING          % OF
        (in millions)                                     VALUE           TOTAL            VALUE           TOTAL
        -------------------------------------------   ---------------  ------------    ---------------   -----------

        Planned Amortization Class                    $     1,897.4        58.0%       $     2,010.1         58.8%
        Very Accurately Defined Maturity                      450.6        13.8                477.9         14.0
        Multi-family Mortgage Pass-through
          Certificates                                        340.4        10.4                367.6         10.8
        Scheduled                                             115.8         3.6                120.7          3.5
        Targeted Amortization Class                           107.3         3.3                110.1          3.2
        Accrual                                                73.5         2.2                 75.7          2.2
        Sequential                                            116.6         3.6                 93.5          2.7
        Other                                                 167.8         5.1                165.3          4.8
                                                      ---------------  ------------    ---------------   -----------
                                                      $     3,269.4       100.0%       $     3,420.9        100.0%
                                                      ===============  ============    ===============   ===========

        Mortgage Loans

        As of March 31, 2000, general account mortgage loans were $5.87 billion (or 27%) of the carrying value of consolidated general account invested assets.

        As of March 31, 2000, 0.13% of the Company's mortgage loans were classified as delinquent compared to none a year ago and at December 31, 1999. Foreclosed and restructured loans totaled 0.12% and 0.33% of the Company's mortgage loans as of March 31, 2000, respectively, compared to none and 0.46% as of March 31, 1999, respectively.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in NFS's Annual Report on Form 10-K for the year ended December 31, 1999.

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

        In November 1997, two plaintiffs, one who was the owner of a variable life insurance contract and the other who was the owner of a variable annuity contract, commenced a lawsuit in a federal court in Texas against Nationwide Life and the American Century group of defendants (Robert Young and David D. Distad v. Nationwide Life Insurance Company et al.). In this lawsuit, plaintiffs sought to represent a class of variable life insurance contract owners and variable annuity contract owners whom they claim were allegedly misled when purchasing these variable contracts into believing that the performance of their underlying mutual fund option managed by American Century, whose shares may only be purchased by insurance companies, would track the performance of a mutual fund, also managed by American Century, whose shares are publicly traded. The amended complaint seeks unspecified compensatory and punitive damages. On April 27, 1998, the district court denied, in part and granted, in part, motions to dismiss the complaint filed by Nationwide Life and American Century. The remaining claims against Nationwide Life allege securities fraud, common law fraud, civil conspiracy and breach of contract. On December 2, 1998, the district court issued an order denying plaintiffs' motion for class certification. On December 10, 1998, the district court stayed the lawsuit pending plaintiffs' petition to the federal appeals court for interlocutory review of the order denying class certification and the appeals court declined to review the order denying class certification upon interlocutory appeal. On June 11, 1999, the District Court denied the plaintiffs' motion to amend their complaint and reconsider class certification. In January 2000, the parties to this litigation settled this lawsuit now limited to the claims of the two named plaintiffs. On February 9, 2000 the court dismissed this lawsuit with prejudice.

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


ITEM 2  CHANGES IN SECURITIES

        Pursuant to the Stock Retainer Plan for Non-Employee Directors, 2,244 shares of Class A Common Stock were issued by NFS during the first quarter of 2000, at an average price of $25.558 per share to NFS' directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) promulgated thereunder.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5  OTHER INFORMATION

        None.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

                27 Financial Data Schedule (electronic filing only)

        (b)     Reports on Form 8-K:

                On January 20, 2000, NFS filed a Current Report on Form 8-K announcing plans to launch a direct marketing and support model at its Nationwide Retirement Solutions subsidiary.

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


                                NATIONWIDE FINANCIAL SERVICES, INC.
                                -----------------------------------
                                            (Registrant)



Date: May 12, 2000             /s/Mark R. Thresher
                               ----------------------------------------------
                               Mark R. Thresher, Senior Vice President - Finance
                                           (Chief Accounting Officer)