Form 10-Q
period 2000-06-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 2000-08-14
CIK 1029786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000         COMMISSION FILE NO. 1-12785


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

                                    YES [X]   NO [ ]

The number of shares outstanding of each of the registrant's classes of common stock on August 1, 2000 was as follows:

  CLASS A COMMON STOCK (par value $0.01 per share) - 23,978,049 shares issued and outstanding
    (Title of Class)

  CLASS B COMMON STOCK (par value $0.01 per share) - 104,745,000 shares issued and outstanding
    (Title of Class)

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

PART I    FINANCIAL INFORMATION

          Item 1      Unaudited Consolidated Financial Statements              3

          Item 2      Management's Discussion and Analysis of
                         Financial Condition and Results of Operations        12

          Item 3      Quantitative and Qualitative Disclosures
                         About Market Risk                                    26

PART II   OTHER INFORMATION

          Item 1      Legal Proceedings                                       27

          Item 2      Changes in Securities                                   27

          Item 3      Defaults Upon Senior Securities                         27

          Item 4      Submission of Matters to a Vote of Security Holders     28

          Item 5      Other Information                                       28

          Item 6      Exhibits and Reports on Form 8-K                        29

SIGNATURE                                                                     30

                         PART I - FINANCIAL INFORMATION

ITEM 1      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
                     (in millions, except per share amounts)


                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                JUNE 30,                       JUNE 30,
                                                                        ---------------------------------------------------------
                                                                           2000           1999            2000           1999
                                                                        ---------     -----------     -----------     -----------

REVENUES
  Policy charges                                                        $   266.3     $     218.2     $     539.0     $     424.4
  Life insurance premiums                                                    62.1            48.9           129.0           102.4
  Net investment income                                                     411.9           374.5           822.3           740.1
  Net realized losses on investments                                        (10.4)           (7.9)          (13.4)          (13.3)
  Other                                                                      47.7            38.8            96.5            76.0
                                                                        ---------     -----------     -----------     -----------
                                                                            777.6           672.5         1,573.4         1,329.6
                                                                        ---------     -----------     -----------     -----------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances                        291.5           267.4           585.7           531.2
  Other benefits and claims                                                  61.7            44.3           129.0            94.8
  Policyholder dividends on participating policies                           11.5            11.7            23.5            21.8
  Amortization of deferred policy acquisition costs                          86.1            66.9           172.0           127.6
  Interest expense on debt and capital and preferred securities
    of subsidiary trusts                                                     11.8            11.8            23.6            23.6
  Other operating expenses                                                  162.3           133.3           332.9           261.8
                                                                        ---------     -----------     -----------     -----------
                                                                            624.9           535.4         1,266.7         1,060.8
                                                                        ---------     -----------     -----------     -----------

   Income before federal income tax expense                                 152.7           137.1           306.7           268.8
Federal income tax expense                                                   48.5            45.7            97.7            89.6
                                                                        ---------     -----------     -----------     -----------
          Net income                                                    $   104.2     $      91.4     $     209.0     $     179.2
                                                                        =========     ===========     ===========     ===========

NET INCOME PER COMMON SHARE
  Basic                                                                 $    0.81     $      0.71     $      1.62     $      1.39
  Diluted                                                               $    0.81     $      0.71     $      1.62     $      1.39


Weighted average common shares outstanding                                  128.7           128.5           128.7           128.5
Weighted average diluted common shares outstanding                          128.8           128.6           128.7           128.6











See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                     (in millions, except per share amounts)



                                                                                          (UNAUDITED)         DECEMBER 31,
                                                                                         JUNE 30, 2000           1999
                                                                                         -------------        -----------
ASSETS
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity securities (cost $14,744.4 in 2000; $15,379.8 in 1999)                  $  14,635.8        $  15,296.5
    Equity securities (cost $106.6 in 2000; $87.8 in 1999)                                       122.9               96.4
  Mortgage loans on real estate, net                                                           5,923.5            5,786.3
  Real estate, net                                                                               281.2              254.8
  Policy loans                                                                                   553.5              519.6
  Other long-term investments                                                                     78.8               73.8
  Short-term investments                                                                         555.6              560.5
                                                                                           -----------        -----------
                                                                                              22,151.3           22,587.9
                                                                                           -----------        -----------

Cash                                                                                              67.6               22.5
Accrued investment income                                                                        233.2              238.7
Deferred policy acquisition costs                                                              2,796.3            2,555.8
Other assets                                                                                     692.6              493.8
Assets held in separate accounts                                                              70,608.6           67,155.3
                                                                                           -----------        -----------
                                                                                           $  96,549.6        $  93,054.0
                                                                                           ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Future policy benefits and claims                                                          $  21,612.6        $  21,868.3
Long-term debt                                                                                   298.4              298.4
Other liabilities                                                                              1,064.6              944.9
Liabilities related to separate accounts                                                      70,608.6           67,155.3
                                                                                           -----------        -----------
                                                                                              93,584.2           90,266.9
                                                                                           -----------        -----------
NFS-obligated mandatorily redeemable capital and preferred securities
of subsidiary trusts holding solely junior subordinated debentures of NFS                        300.0              300.0
                                                                                           -----------        -----------

Shareholders' equity:
  Preferred stock, $.01 par value. Authorized 50.0 million shares, no shares
    issued and outstanding                                                                      --                 --
  Class A common stock, $.01 par value. Authorized 750.0 million shares,
    24.0 million shares issued and outstanding                                                     0.2                0.2
  Class B common stock, $.01 par value. Authorized 750.0 million shares,
    104.7 million shares issued and outstanding                                                    1.0                1.0
  Additional paid-in capital                                                                     640.0              634.9
  Retained earnings                                                                            2,050.4            1,867.4
  Accumulated other comprehensive loss                                                           (21.0)             (15.5)
  Other                                                                                           (5.2)              (0.9)
                                                                                           -----------        -----------
                                                                                               2,665.4            2,487.1
                                                                                           -----------        -----------
                                                                                           $  96,549.6        $  93,054.0
                                                                                           ===========        ===========




See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                     Six Months Ended June 30, 2000 and 1999
                                  (in millions)

                                                                                         ACCUMULATED
                                       CLASS A     CLASS B   ADDITIONAL                     OTHER                        TOTAL
                                        COMMON     COMMON      PAID-IN      RETAINED    COMPREHENSIVE                SHAREHOLDERS'
                                        STOCK       STOCK      CAPITAL      EARNINGS        INCOME         OTHER        EQUITY
                                      ---------   ---------  ----------   -----------   -------------    ---------   ------------


BALANCE, JANUARY 1, 1999              $    0.2    $  1.0     $  629.5     $  1,541.5      $  275.9       $ (0.6)    $  2,447.5

Comprehensive loss:
    Net income                             --         --        --             179.2           --           --           179.2
    Net unrealized losses on
      securities available-for-sale
      arising during the period            --         --        --              --          (190.9)         --          (190.9)
                                                                                                                    ----------
    Total comprehensive loss                                                                                             (11.7)
                                                                                                                    ----------
Cash dividends declared                    --         --        --             (23.2)          --           --           (23.2)
Other, net                                 --         --          5.7           --             --          (0.5)           5.2
                                     ---------   ---------  ----------   -----------   -------------    ---------   ------------
BALANCE, JUNE 30, 1999                $    0.2    $  1.0     $  635.2     $  1,697.5      $   85.0       $ (1.1)    $  2,417.8
                                     =========   =========  ==========   ===========   =============    =========   ============


BALANCE, JANUARY 1, 2000              $    0.2    $  1.0     $  634.9     $  1,867.4      $  (15.5)      $ (0.9)    $  2,487.1

Comprehensive income:
    Net income                             --         --        --             209.0           --           --           209.0
    Net unrealized losses on
      securities available-for-sale
      arising during the period            --         --        --              --            (5.5)         --            (5.5)
                                                                                                                    ----------
    Total comprehensive income                                                                                           203.5
                                                                                                                    ----------
Cash dividends declared                    --         --        --             (28.3)          --           --           (28.3)
Other, net                                 --         --          5.1            2.3           --          (4.3)           3.1
                                     ---------   ---------  ----------   -----------   -------------    ---------   ------------
BALANCE, JUNE 30, 2000                $    0.2    $  1.0     $  640.0     $  2,050.4      $  (21.0)      $ (5.2)    $  2,665.4
                                     =========   =========  ==========   ===========   =============    =========   ============



See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                     Six Months Ended June 30, 2000 and 1999
                                  (in millions)

                                                                                                2000              1999
                                                                                           ---------------   ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                             $      209.0      $      179.2
    Adjustments to reconcile net income to net cash provided by operating activities:
      Interest credited to policyholder account balances                                          585.7             531.2
      Capitalization of deferred policy acquisition costs                                        (403.4)           (322.7)
      Amortization of deferred policy acquisition costs                                           172.0             127.6
      Amortization and depreciation                                                                 1.9               6.8
      Realized losses on investments, net                                                          13.4              13.3
      Decrease (increase) in accrued investment income                                              5.5              (5.6)
      Increase in other assets                                                                   (132.0)            (73.3)
      Increase (decrease) in policy liabilities                                                    44.2              (2.9)
      Increase in other liabilities                                                               119.7              83.0
      Other, net                                                                                   (8.0)              2.3
                                                                                           ---------------   ---------------
        Net cash provided by operating activities                                                 608.0             538.9
                                                                                           ---------------   ---------------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of securities available-for-sale                                     1,912.9           1,172.8
    Proceeds from sale of securities available-for-sale                                            68.2             247.7
    Proceeds from repayments of mortgage loans on real estate                                     325.0             227.8
    Proceeds from sale of real estate                                                               2.6               5.2
    Proceeds from repayments of policy loans and sale of other invested assets                     12.8              10.0
    Cost of securities available-for-sale acquired                                             (1,349.2)         (1,714.7)
    Cost of mortgage loans on real estate acquired                                               (474.4)           (295.1)
    Cost of real estate acquired                                                                   (2.9)             (1.9)
    Short-term investments, net                                                                     4.7              97.4
    Other, net                                                                                   (153.3)            (86.1)
                                                                                           ---------------   ---------------
        Net cash provided by (used in) investing activities                                       346.4            (336.9)
                                                                                           ---------------   ---------------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Cash dividends paid                                                                           (25.8)            (20.8)
    Increase in investment product and universal life insurance product account balances        2,305.2           1,559.7
    Decrease in investment product and universal life insurance product account balances       (3,190.8)         (1,754.2)
    Other, net                                                                                      2.1              (0.7)
                                                                                           ---------------   ---------------
        Net cash used in financing activities                                                    (909.3)           (216.0)
                                                                                           ---------------   ---------------

  Net increase (decrease) in cash                                                                  45.1             (14.0)

  Cash, beginning of period                                                                        22.5              24.5
                                                                                           ---------------   ---------------
  Cash, end of period                                                                      $       67.6      $       10.5
                                                                                           ===============   ===============


See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements
                         Six Months Ended June 30, 2000

(1)      Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries (NFS or collectively, the Company) have been prepared in accordance with generally accepted accounting principles, which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 1999 included in the Company's 1999 Annual Report to Shareholders.

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

         The calculations of basic and diluted earnings per share are as follows:

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                     --------------------------- --------------------------
           (in millions, except per share amounts)                       2000          1999          2000          1999
           --------------------------------------------------------- ------------- ------------- ------------- ------------

           Basic and diluted net income                              $    104.2    $     91.4    $    209.0    $    179.2
                                                                     ============  ============  ============  ============

           Weighted average common shares outstanding                     128.7         128.5         128.7         128.5
           Dilutive effect of stock options                                 0.1           0.1           -             0.1
                                                                     ------------  ------------  ------------  ------------
           Weighted average diluted common shares outstanding             128.8         128.6         128.7         128.6
                                                                     ============  ============  ============  ============

           Net income per common share:
             Basic                                                      $  0.81       $  0.71       $  1.62       $  1.39
             Diluted                                                    $  0.81       $  0.71       $  1.62       $  1.39


              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued

(3)      Comprehensive Income
         --------------------

         Comprehensive Income (Loss) includes net income as well as certain items that are reported directly within a separate component of shareholders' equity that bypass net income. Currently, the Company's only component of Other Comprehensive Income (Loss) is unrealized gains (losses) on securities available-for-sale. The related before and after federal income tax amounts are as follows:

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
           (in millions)                                                  JUNE 30,                        JUNE 30,
           ----------------------------------------------------------------------------------- -------------------------------
                                                                    2000            1999            2000            1999
                                                               --------------- --------------- --------------- ---------------

           Unrealized gains (losses) on securities
              available-for-sale arising during the period:
                Gross                                             $       2.7     $    (242.2)    $     (29.1)    $    (396.6)
                Adjustment to deferred policy acquisition costs         (11.5)           63.8             9.1            93.4
                Related federal tax benefit                               3.1            60.9             7.0           102.6
                                                                  --------------- --------------- --------------- ---------------
                     Net                                                 (5.7)         (117.5)          (13.0)         (200.6)
                                                                  --------------- --------------- --------------- ---------------

           Reclassification adjustment for net losses on securities
              available-for-sale realized during the period:
                Gross                                                    10.9             6.5            11.6            15.0
                Related federal tax benefit                              (3.9)           (2.3)           (4.1)           (5.3)
                                                                  --------------- --------------- --------------- ---------------
                     Net                                                  7.0             4.2             7.5             9.7
                                                                  --------------- --------------- --------------- ---------------

           Total Other Comprehensive Income (Loss)                $       1.3     $    (113.3)    $      (5.5)    $    (190.9)
                                                                  =============== =============== =============== ===============

(4)      Recently Issued Accounting Standards
         ------------------------------------

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133, as amended by Statement Nos. 137 and 138, is effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement also addresses contracts that contain embedded derivatives, such as certain insurance contracts. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt this Statement in first quarter 2001 and is currently evaluating the impact on results of operations and financial condition.

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

         The Variable Annuities segment consists of annuity contracts that provide the customer with access to a wide range of investment options, tax-deferred accumulation of savings, asset protection in the event of an untimely death and flexible payment options including lump-sum, systematic withdrawal or a stream of payments for life. The Company's variable annuity products consist almost entirely of flexible premium deferred variable annuity contracts.

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

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued


         The following table summarizes the financial results of the Company's business segments for the three months ended June 30, 2000 and 1999.

                                                                                            ASSETS
                                                VARIABLE       FIXED          LIFE        MANAGED AND     CORPORATE
(in millions)                                  ANNUITIES     ANNUITIES      INSURANCE    ADMINISTERED     AND OTHER        TOTAL
------------------------------------           ---------     ---------      ---------    ------------     -----------   ----------

2000
Operating revenue (1)                          $   186.9     $   322.7      $   182.6     $    45.7       $    50.1     $   788.0
Benefits and expenses                              102.8         275.7          146.1          44.0            56.3         624.9
                                               ---------     ---------      ---------     ---------       ---------     ---------
  Operating income (loss)
   before federal income tax expense                84.1          47.0           36.5           1.7            (6.2)        163.1
Net realized losses on investments                --            --             --            --               (10.4)        (10.4)
                                               ---------     ---------      ---------     ---------       ---------     ---------
Consolidated income (loss) before
  federal income tax expense                   $    84.1     $    47.0      $    36.5     $     1.7       $   (16.6)    $   152.7
                                               =========     =========      =========     =========       =========     =========

1999
Operating revenue (1)                          $   155.0     $   286.3      $   153.3     $    37.2       $    48.6     $   680.4
Benefits and expenses                               85.4         240.2          124.1          30.6            55.1         535.4
                                               ---------     ---------      ---------     ---------       ---------     ---------
  Operating income (loss)
   before federal income tax expense                69.6          46.1           29.2           6.6            (6.5)        145.0
Net realized losses on investments                --            --             --            --                (7.9)         (7.9)
                                               ---------     ---------      ---------     ---------       ---------     ---------
Consolidated income (loss) before
  federal income tax expense                   $    69.6     $    46.1      $    29.2     $     6.6       $   (14.4)    $   137.1
                                               =========     =========      =========     =========       =========     =========

         ----------
(1)      Excludes net realized gains and losses on investments.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued



The following table summarizes the allocation of assets to and the financial results of the Company's business segments as of and for the six months ended June 30, 2000 and 1999.

                                                                                           ASSETS
                                           VARIABLE          FIXED            LIFE       MANAGED AND     CORPORATE
(in millions)                              ANNUITIES       ANNUITIES       INSURANCE    ADMINISTERED      AND OTHER        TOTAL
--------------------------------------    -----------     -----------      ----------   ------------     ----------    -----------

2000
Operating revenue (1)                     $     376.3     $     649.8      $    362.2     $    91.9      $    106.6    $   1,586.8
Benefits and expenses                           209.5           557.4           292.4          86.3           121.1        1,266.7
                                          -----------     -----------      ----------     ---------      ----------    -----------
  Operating income (loss)
    before federal income tax expense           166.8            92.4            69.8           5.6           (14.5)         320.1
Net realized losses on investments              --              --              --             --             (13.4)         (13.4)
                                          -----------     -----------      ----------     ---------      ----------    -----------
Consolidated income (loss) before
  federal income tax expense              $     166.8     $      92.4      $     69.8     $     5.6      $    (27.9)   $     306.7
                                          ===========     ===========      =========-     =========      ==========    ===========

Assets as of period end                   $  65,620.9     $  16,898.9      $  7,555.3     $   379.5      $  6,095.0    $  96,549.6
                                          ===========     ===========      =========-     =========      ==========    ===========

1999
Operating revenue (1)                     $     298.6     $     573.9      $    304.4     $    71.5      $     94.5    $   1,342.9
Benefits and expenses                           163.4           485.1           246.1          58.8           107.4        1,060.8
                                          -----------     -----------      ----------     ---------      ----------    -----------
  Operating income (loss)
    before federal income tax expense           135.2            88.8            58.3          12.7           (12.9)         282.1
Net realized losses on investments              --              --              --             --             (13.3)         (13.3)
                                          -----------     -----------      ----------     ---------      ----------    -----------
Consolidated income (loss) before
  federal income tax expense              $     135.2     $      88.8      $     58.3     $    12.7      $    (26.2)   $     268.8
                                          ===========     ===========      ==========     =========      ==========    ===========

Assets as of period end                   $  54,609.8     $  15,642.4      $  5,790.1     $   206.8      $  5,920.2    $  82,169.3
                                          ===========     ===========      ==========     =========      ==========    ===========

(1)  Excludes net realized gains and losses on investments.

(6)      Contingencies
         --------------

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

              NFS is the holding company for Nationwide Life Insurance Company
              (NLIC) and other companies that comprise the retirement savings operations of Nationwide. The Company is a leading provider of long-term savings and retirement products and sells a diverse range of products including individual annuities, private and public pension plans, life insurance and mutual funds as well as investment management and administrative services. The Company markets its products through a broad distribution network, including independent broker/dealers, brokerage firms, financial institutions, pension plan administrators, life insurance specialists, Nationwide Retirement Solutions sales representatives and Nationwide agents.

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

                                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                JUNE 30,                  JUNE 30,
                                                                         ----------------------    -----------------------
                  (in millions, except per share amounts)                   2000        1999        2000         1999
                  ------------------------------------------------------ ----------  ----------    ----------   ----------
                  Net income                                             $    104.2  $     91.4    $    209.0   $    179.2
                  Net realized losses on investments, net of tax                6.7         5.0           8.7          8.5
                                                                         ----------  ----------    ----------   ----------
                    Net operating income                                 $    110.9  $     96.4    $    217.7   $    187.7
                                                                         ==========  ==========    ==========   ==========

                  Net operating income per share                         $     0.86  $     0.75    $     1.69   $     1.46
                                                                         ==========  ==========    ==========   ==========

              Revenues

              Total operating revenues, which exclude net realized gains and losses on investments, for second quarter 2000 increased to $788.0 million compared to $680.4 million for the same period in 1999. For the first six months of 2000 and 1999, total operating revenues were $1.59 billion and $1.34 billion, respectively. Increases in policy charges and net investment income were the key drivers to revenue growth.

              Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of variable annuities and variable life insurance products; cost of insurance charges earned on universal life insurance products; administration fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of annuity and certain life insurance contracts. Policy charges for the comparable periods of 2000 and 1999 were as follows:

                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30,                    JUNE 30,
                                                                --------------------------- ---------------------------
                  (in millions)                                     2000          1999          2000          1999
                  --------------------------------------------- ------------- ------------- ------------- -------------

                  Asset fees                                    $    180.2    $    152.3    $    356.2    $    292.7
                  Cost of insurance charges                           37.0          28.4          72.1          54.3
                  Administrative fees                                 27.2          22.0          63.9          47.8
                  Surrender fees                                      21.9          15.5          46.8          29.6
                                                                ----------    ----------    -----------   -----------
                    Total policy charges                        $    266.3    $    218.2    $    539.0    $    424.4
                                                                ==========    ==========    ===========   ===========

              The growth in asset fees reflects a 21% increase in total separate account assets, which reached $70.61 billion as of June 30, 2000, compared to $58.15 billion a year ago. Continued strong sales of variable annuity and variable life insurance products as well as market appreciation have contributed significantly to the increase in separate account assets.

              Cost of insurance charges are assessed as a percentage of the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to individual investment life insurance reflecting expanded distribution and increased customer demand for variable life insurance products. The net amount at risk related to individual investment life insurance grew to $21.61 billion as of June 30, 2000 compared to $17.10 billion a year ago.

              The growth in administrative fees is attributable to a significant increase in premiums on individual variable life policies and certain corporate-owned life policies where the Company collects a premium load. The increase in surrender charges is primarily attributable to policyholder withdrawals in the Variable Annuities segment and reflects the overall increase in variable annuity policy reserves and an increase in surrender rates.

              Net investment income includes the gross investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income grew from $374.5 million in the second quarter of 1999 to $411.9 million in the second quarter of 2000 and from $740.1 million in the first half of 1999 to $822.3 million in the first half of 2000. These increases were primarily due to increased invested assets to support growth in fixed annuity policy reserves coupled with an increase in average yield on the investment portfolio. Fixed annuity policy reserves, which include the fixed option of variable annuity contracts, increased $1.23 billion to $16.34 billion as of the end of second quarter 2000 compared to $15.11 billion a year ago.

              The Company does not consider realized gains and losses on investments to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Net realized losses on investments were $10.4 million and $7.9 million for second quarter 2000 and 1999, respectively. For the first six months of 2000, the Company reported net realized losses on investments of $13.4 million compared to $13.3 million of net realized losses for the first six months of 1999. During the first half of 2000 the Company recognized a total of $10.5 million of realized losses on two fixed maturity security holdings compared to a total of $19.9 million of realized losses on two fixed maturity security holdings for the same period in 1999.

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

              Benefits and Expenses

              Total benefits and expenses were $624.9 million in second quarter 2000, a 17% increase over second quarter 1999, while year-to-date 2000 benefits and expenses were $1.27 billion compared to $1.06 billion a year ago. The increase is due mainly to growth in amortization of deferred acquisition costs (DAC) and other operating expenses. Additionally, interest credited and other policyholder benefits were up approximately 14% compared to the year ago second quarter and six-month periods.

              The significant growth in the Variable Annuities segment business is the primary reason for the increase in amortization of DAC which totaled $86.1 million and $66.9 million in second quarter of 2000 and 1999, respectively. On a year-to-date basis, DAC amortization totaled $172.0 million in 2000 compared to $127.6 million in 1999.

              Operating expenses increased 22% to $162.3 million in second quarter 2000 compared to $133.3 million in second quarter 1999. For the first half of 2000, operating expenses were $332.9 million, up 27% from $261.8 million for the first half of 1999. The increases reflect growth in the number of annuity and life insurance contracts in force and the related increase in administrative processing costs. In addition, increases in non-deferrable commissions, premium taxes associated with increases in life insurance sales and costs associated with expanding asset management product offerings and distribution capabilities contributed to the increase.

              Federal income tax expense was $48.5 million and $45.7 million, representing effective tax rates of 31.8% and 33.3% for second quarter 2000 and 1999, respectively. For the first six months of 2000 and 1999, federal income tax expense was $97.7 million and $89.6 million, representing effective tax rates of 31.9% and 33.3%, respectively. An increase in tax exempt income and investment tax credits resulted in the decrease in effective rates.

              Recently Issued Accounting Standards

              See note 4 to the unaudited consolidated financial statements for a discussion of recently issued accounting standards.

              Sales Information

              The following table summarizes total Company sales, excluding internal replacements, by business segment.

                                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                             JUNE 30,                    JUNE 30,
                                                                    --------------------------- ---------------------------
              (in millions)                                             2000          1999          2000          1999
              ----------------------------------------------------- ------------- ------------- ------------- -------------
              Variable annuity deposits                             $  3,323.9    $  2,628.5    $  6,614.3    $  5,088.6
              Fixed annuity deposits                                     844.1         749.5       1,586.3       1,366.9
              Life insurance premiums                                    296.6         201.9         707.3         452.4
                                                                    ------------  -----------   -----------   -----------
                Total core premiums and deposits                       4,464.6       3,579.9       8,907.9       6,907.9
              Internal replacements                                     (516.6)       (158.2)       (893.5)       (255.6)
                                                                    ------------  -----------   -----------   -----------
                Net core premiums and deposits                         3,948.0       3,421.7       8,014.4       6,652.3
                                                                    ------------  -----------   -----------   -----------

              Asset management account deposits                           48.0         130.6          84.0         302.7
              Asset administration account deposits                      242.9         244.6         465.4         465.1
                                                                    ------------  -----------   -----------   -----------
                  Total non-insurance sales                              290.9         375.2         549.4         767.8
                                                                    ------------  -----------   -----------   -----------
                  Total core sales                                     4,238.9       3,796.9       8,563.8       7,420.1

              Bank-owned life insurance (BOLI)                           309.7          --           328.7          86.7
              Institutional products                                     162.8          --           324.5          --
              Nationwide employee and agent benefit plans                 77.6         123.7         135.9         190.1
                                                                    ------------  -----------   -----------   -----------
                  Total sales                                       $  4,789.0    $  3,920.6    $  9,352.9    $  7,696.9
                                                                    ============  ===========   ===========   ===========

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

              The program was launched in July 1999 as a means to expand spread based product offerings. The Company excludes institutional products and BOLI sales as well as deposits into Nationwide employee and agent benefit plans from its targeted core sales. Although funding agreements and BOLI contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons. BOLI sales in the second quarter 2000 include $300.0 million from an affiliate. The Company also excludes internal replacements from its targeted core sales.

              Total core sales reached $4.24 billion in the second quarter of 2000, an increase of 12% over 1999. Total annuity sales, net of internal replacements, contributed $3.65 billion and $3.22 billion in the second quarter of 2000 and 1999, respectively. Core life insurance sales for second quarter 2000 were up 47% to $296.6 million with individual variable universal life and corporate-owned life products leading the growth. Non-insurance sales fell 22% to $290.9 million as increased market volatility, a market shift to technology oriented funds and lagging fund performance reduced flows into our largest retail mutual fund offerings.

              The Company sells its products through a broad distribution network. Unaffiliated entities that sell the Company's products to their own customer base include independent broker/dealers, brokerage firms, pension plan administrators, life insurance specialists and financial institutions. Representatives of the Company who market products directly to a customer base identified by the Company include Nationwide Retirement Solutions sales representatives and Nationwide agents.

              Core sales by distribution channel are summarized as follows:

                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                             --------------------------- ---------------------------
              (in millions)                                      2000          1999          2000          1999
              ---------------------------------------------- ------------- ------------- ------------- -------------
              Independent broker/dealers                     $  1,593.4    $  1,360.7    $  3,144.4    $  2,621.2
              Brokerage firms                                     300.3         237.1         608.3         448.4
              Financial institutions                              802.6         645.4       1,461.8       1,177.6
              Pension plan administrators                         258.8         335.7         590.9         673.2
              Nationwide Retirement Solutions
              sales representatives                               671.7         606.2       1,446.5       1,207.9
              Nationwide agents                                   223.6         196.2         434.9         383.5
              Life insurance specialists                           97.6          40.4         327.6         140.5
              Total non-insurance sales                           290.9         375.2         549.4         767.8
                                                             ------------  ------------  ------------  ------------
                Total core sales                             $  4,238.9    $  3,796.9    $  8,563.8    $  7,420.1
                                                             ============  ============  ============  ============

              Sales through independent broker/dealers increased 17% and 20% for the three months and six months ended June 30, 2000, respectively. The hiring of additional wholesalers and certain product enhancements have contributed to the growth. Sales through financial institutions increased as we continue to add banks which sell our products.

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

              Core sales by product are summarized as follows:

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                            --------------------------   ---------------------------
              (in millions)                                     2000          1999          2000          1999
             ----------------------------------------       -------------  ------------  ------------   ------------

              BEST of AMERICA(R) products                    $   1,622.5   $   1,295.9   $   2,941.6    $   2,432.7
              Private label annuities                              274.8         360.8         548.7          665.2
              Other                                                179.7         106.3         336.1          201.5
                                                            -------------  ------------  ------------   ------------
                Total individual annuities                       2,077.0       1,763.0       3,826.4        3,299.4
                                                            -------------  ------------  ------------   ------------

              BEST of AMERICA(R) group pension series              950.5         887.5       2,149.1        1,789.3
              IRC Section 457 annuities                            613.7         521.6       1,305.3        1,052.5
              Other                                                 10.2          47.7          26.3           58.7
                                                            -------------  ------------  ------------   ------------
                Total group annuities                            1,574.4       1,456.8       3,480.7        2,900.5
                                                            -------------  ------------  ------------   ------------

              Traditional/Universal life insurance                  63.7          61.8         120.6          121.8
              BEST of AMERICA(R) variable life series              138.1          99.7         263.4          190.1
              Corporate-owned life insurance                        94.8          40.4         323.3          140.5
                                                            -------------  ------------  ------------   ------------
                Total life insurance                               296.6         201.9         707.3          452.4
                                                            -------------  ------------  ------------   ------------

              Total non-insurance sales                            290.9         375.2         549.4          767.8
                                                            -------------  ------------  ------------   ------------
                Total core sales                            $    4,238.9   $   3,796.9   $   8,563.8    $   7,420.1
                                                            =============  ============  ============   ============

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

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                       --------------------------- ----------------------------
                  (in millions)                            2000          1999          2000          1999
                  ------------------------------------ ------------- ------------- -----------   --------------

                  Variable Annuities                   $     84.1    $     69.6    $    166.8    $    135.2
                  Fixed Annuities                            47.0          46.1          92.4          88.8
                  Life Insurance                             36.5          29.2          69.8          58.3
                  Assets Managed and Administered             1.7           6.6           5.6          12.7
                  Corporate and Other                        (6.2)         (6.5)        (14.5)        (12.9)
                                                       ------------- ------------- -----------   --------------
                                                       $    163.1    $    145.0    $    320.1    $    282.1
                                                       ============= ============= ===========   ==============

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

                                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                             JUNE 30,                    JUNE 30,
                                                                    --------------------------- ----------------------------
              (in millions)                                             2000          1999          2000          1999
              ----------------------------------------------------- ------------- ------------- ------------- --------------

              INCOME STATEMENT DATA

              Revenues                                              $      186.9  $      155.0  $      376.3  $     298.6
              Benefits and expenses                                        102.8          85.4         209.5        163.4
                                                                    ------------- ------------- ------------- --------------
              Operating income before federal income tax expense    $       84.1  $       69.6  $      166.8  $     135.2
                                                                    ============= ============= ============= ==============

              OTHER DATA

              Statutory premiums and deposits (1)                   $    3,323.9  $    2,628.5  $    6,614.3  $   5,088.6
              Policy reserves as of period end:
                Individual                                              38,997.2      32,890.5
                Group                                                   25,115.1      20,378.9
                                                                    ------------- -------------
              Total                                                 $   64,112.3  $   53,269.4
                                                                    ============= =============

              Pre-tax operating income to average policy reserves           0.53%         0.55%         0.54%        0.55%

              ----------
              (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices, which differ from Generally Accepted Accounting Principles.

              Variable annuity segment results reflect substantially increased asset fee revenue partially offset by increases in DAC amortization and other operating expenses. Asset fees increased to $174.9 million in the second quarter of 2000, up 19% from $146.6 million in the same period a year ago. For the first half of 2000, asset fees totaled $345.6 million up 22% from the first half of 1999. The increase in asset fees is due to continued growth in variable annuity policy reserve levels resulting from increased variable annuity sales and market appreciation on investments underlying reserves. Variable annuity policy reserves declined by $1.17 billion during second quarter 2000 and totaled $64.11 billion as of June 30, 2000. During the first six months of 2000 reserves have increased $2.89 billion and are up 20% compared to a year ago.

              Variable annuity deposits increased 26% for the second quarter 2000, reaching $3.32 billion compared to $2.63 billion in the year ago quarter. Compared to first quarter 2000, variable annuity deposits were flat. Variable annuity deposits grew 30% in 2000 compared to the first half of 1999, reaching $6.61 billion. Nearly all channels contributed to the growth in 2000.

              Less favorable equity market conditions during the first half of 2000 has slowed the growth in variable annuity policy reserves. Variable annuity policy reserves reflect market appreciation of $634.8 million during the first six months of 2000. Over the past twelve months, variable annuity policy reserves have increased $6.81 billion as a result of market appreciation, due mainly to $8.70 billion of market appreciation in the fourth quarter of 1999.

              Offsetting the growth in policy reserves attributable to an increase in deposits and market appreciation was an increase in policyholder surrender activity. Excluding the impact of internal replacements and transfers to the assets managed and administered segment, surrenders as a percentage of average reserves were 13%, annualized, in second quarter 2000, compared to 10% in second quarter 1999. The surrender rate in the first half of 2000 was 14%, annualized, as compared to 11% for the first half of 1999. The increase in surrender activity is attributable to an increase in competition in the individual variable annuity market which has increased transfers to competitor products and the overall aging of the Company's book of business. The Company introduced new products, new product features and new retention strategies during first quarter 2000 in an effort to decrease the rate of surrenders. The rate of surrenders in second quarter 2000 declined 200 basis points to an annualized rate of 13% from the first quarter 2000 rate of 15%.

              Amortization of DAC increased 44% to $55.9 million in second quarter 2000 compared to $38.9 million in second quarter 1999. DAC amortization for the first half of 2000 increased to $111.9 million compared to $74.3 million for the first half of 1999. Operating expenses of $45.8 million in second quarter 2000 were flat compared to second quarter 1999, while year-to-date 2000 operating expenses were $95.9 million compared to $87.9 million in 1999. The growth in DAC amortization and operating expenses reflect the overall growth in the variable annuity business. The increase in DAC amortization also reflects the increase in policyholder surrenders.

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

              The following table summarizes certain selected financial data for the Company's Fixed Annuities segment for the periods indicated.

                                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                 JUNE 30,                      JUNE 30,
                                                                    -----------------------------   ------------------------------
              (in millions)                                             2000            1999            2000             1999
             --------------------------------------------------     -------------   -------------   -------------   --------------

              INCOME STATEMENT DATA
              Revenues:
                Net investment income                               $       304.2   $      278.1    $      608.4    $      553.4
                Other                                                        18.5            8.2            41.4            20.5
                                                                    -------------   -------------   -------------   --------------
                                                                            322.7          286.3           649.8           573.9
                                                                    -------------   -------------   -------------   --------------
              Benefits and expenses:
                Interest credited to policyholder account balances          222.2          202.5           447.6           404.7
                Other benefits and expenses                                  53.5           37.7           109.8            80.4
                                                                    -------------   -------------   -------------   --------------
                                                                            275.7          240.2           557.4           485.1
                                                                    -------------   -------------   -------------   --------------
              Operating income before federal income tax expense    $        47.0   $       46.1    $       92.4    $       88.8
                                                                    =============   =============   =============   ==============

              OTHER DATA
              Statutory premiums and deposits (1)                   $     1,006.9   $      749.5    $    1,910.8    $    1,366.9
              Policy reserves as of period end:
                Individual                                          $     7,608.2   $    7,116.1
                Group                                                     7,855.0        7,998.8
                Institutional                                               873.6          --
                                                                    -------------   -------------
              Total                                                 $    16,336.8   $   15,114.9
                                                                    =============   =============

              Pre-tax operating income to average policy reserves            1.15%          1.22%           1.13%           1.18%


              ----------
            (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices, which differ from Generally Accepted Accounting Principles.

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

                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30,                    JUNE 30,
                                                               --------------------------- ---------------------------
                                                                   2000          1999          2000          1999
                                                               ------------- ------------- ------------- -------------

              Net investment income                                  7.82%         7.64%         7.76%         7.64%
              Interest credited                                      5.72          5.57          5.71          5.59
                                                               ------------- ------------- ------------- -------------
                                                                     2.10%         2.07%         2.05%         2.05%
                                                               ============= ============= ============= =============

              Recent increases in interest rates have slowed mortgage loan and bond prepayment activity and the Company anticipates interest spreads over the next several quarters to range between 195 and 200 basis points, excluding the impact of mortgage loan and bond prepayment income.

              Fixed annuity policy reserves increased to $16.34 billion as of June 30, 2000 compared to $16.59 billion as of the end of 1999 and $15.11 billion a year ago.

              Second quarter fixed annuity premiums and deposits increased to $1.01 billion in 2000 compared to $749.5 million in 1999 while sales for the first six months of 2000 increased to $1.91 billion from $1.37 billion in 1999. Sales of institutional products were $162.8 million and $324.5 million during second quarter 2000 and the first six months of 2000, respectively, compared to no sales in the first six months of 1999. Most of the Company's fixed annuity sales are premiums and deposits allocated to the fixed option of variable annuity contracts. Second quarter 2000 fixed annuity sales include $707.2 million in premiums allocated to the fixed option under a variable annuity contract, compared to $658.2 million in second quarter 1999. The increase in fixed annuity premiums and deposits is primarily attributable to sales of institutional products in the form of funding agreements issued in connection with the Company's medium-term note program coupled with a $49.0 million increase in the fixed option of variable annuity contract deposits in the second quarter of 2000 as compared to the second quarter of 1999. The later increase was driven by the Company's enhanced dollar cost averaging (DCA) program that offers customers a first year bonus interest rate and transfers the account balance systematically to variable options over a six or twelve month period.

              Other benefits and expenses increased 42% to $53.5 million in second quarter 2000 compared to a year ago. For the first half of 2000, other benefits and expenses totaled $109.8 million, up 37% from the first half of 1999. The increase primarily reflects an increase in immediate annuity benefits due to growth in contracts in force.

              Life Insurance

              The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned life insurance products, which provide a death benefit and may also allow the customer to build cash value on a tax-advantaged basis.

              The following table summarizes certain selected financial data for the Company's Life Insurance segment for the periods indicated.

                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                               JUNE 30,                       JUNE 30,
                                                                    ---------------------------    -----------------------------
              (in millions)                                             2000             1999           2000            1999
              ----------------------------------------------------- -------------   -------------  -------------  --------------

              INCOME STATEMENT DATA
              Revenues                                              $      182.6    $      153.3   $     362.2    $     304.4
              Benefits and expenses                                        146.1           124.1         292.4          246.1
                                                                    -------------   -------------  -------------  --------------
              Operating income before federal income tax expense    $       36.5    $       29.2   $      69.8    $      58.3
                                                                    =============   =============  =============  ==============

              OTHER DATA
              Statutory premiums (1):
                Traditional and universal life insurance            $       63.7    $       61.8   $     120.6    $     121.8
                Individual investment life insurance                       138.1            99.7         263.4          190.2
                Corporate investment life insurance                        404.5            40.4         652.0          227.1
                                                                    -------------   -------------  -------------  --------------
              Total                                                 $      606.3    $      201.9   $   1,036.0    $     539.1
                                                                    =============   =============  =============  ==============
              Policy reserves as of period end:
                Traditional and universal life insurance            $    2,568.9    $    2,476.8
                Individual investment life insurance                     2,044.2         1,517.8
                Corporate investment life insurance                      2,153.1         1,156.9
                                                                    -------------   -------------
              Total                                                 $    6,766.2    $    5,151.5
                                                                    =============   =============

              ----------
            (1) Statutory data have been derived from the Quarterly Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices, which differ from Generally Accepted Accounting Principles.

              Life Insurance segment results reflect increased revenues driven by growth in investment life insurance in force and policy reserves, partially offset by higher benefits and expense levels.

              The increase in Life Insurance segment earnings is attributable to strong growth in investment life insurance products, which include individual variable universal life insurance and corporate investment life insurance, where the Company has aggressively expanded its distribution capabilities. Revenues from investment life products increased to $76.9 million in second quarter 2000 from $51.9 million in second quarter 1999 as a result of the sales growth and high persistency. On a year-to-date basis, investment life product revenues increased to $149.0 million in 2000 from $103.7 million in 1999.

              Individual investment life insurance statutory premiums increased 39% during second quarter 2000 reaching $138.1 million compared to $99.7 million in 1999. Excluding the $309.7 million in 2000 single premium BOLI sales, which includes $300.0 million sold to an affiliate, corporate investment life insurance statutory premiums more than doubled reaching $94.8 million in second quarter 2000 compared to $40.4 million in second quarter 1999. Total investment life insurance in force reached $28.86 billion at June 30, 2000 representing 47% of all life insurance in force compared to $21.48 billion and 43% a year ago.

              Interest credited to policyholders increased $7.6 million in second quarter 2000 reaching $41.2 million compared to $33.6 million in the year ago second quarter. For the first six months of 2000, interest credited to policyholders increased $10.4 million over 1999. Increased corporate investment life insurance business accounted for most of the increases. Corporate investment fixed life insurance reserves increased 45% to $1.35 billion as of June 30, 2000 compared to $931.5 million a year ago.

              Other policy benefits increased $5.0 million and $14.2 million, respectively, in the three and six months ended June 30, 2000 over comparable periods in 1999, reflecting growth in insurance in force and an increase in claims.

              Assets Managed and Administered

              The Assets Managed and Administered segment consists of the Company's investment adviser subsidiaries and the operations of businesses from which the Company receives fees for administrative services only.

              The following table summarizes certain selected financial data for the Company's Assets Managed and Administered segment for the periods indicated.

                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                JUNE 30,                     JUNE 30,
                                                                     ---------------------------  ------------------------------
              (in millions)                                               2000          1999           2000            1999
              -----------------------------------------------------  ------------- -------------  -------------  ---------------

              INCOME STATEMENT DATA
              Revenues                                               $      45.7   $       37.2   $      91.9    $        71.5
              Operating expenses                                            44.0           30.6          86.3             58.8
                                                                     ------------- -------------  -------------  ---------------
              Operating income before federal income tax expense     $       1.7   $        6.6   $       5.6    $        12.7
                                                                     ============= =============  =============  ===============

              OTHER DATA (1)

              Assets under management                                $  22,082.6   $   21,604.2
              Assets administered                                    $  15,934.7   $   12,788.2

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

              Assets under management include $9.74 billion and $9.26 billion of Company managed investment options that support the Company's variable annuity and variable life insurance products as of June 30, 2000 and 1999, respectively. These assets are also included in the related variable annuity and variable life insurance policy reserves.

              Corporate and Other

              The following table summarizes certain selected financial data for the Company's Corporate and Other segment for the periods indicated.

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                     --------------------------- ---------------------------
              (in millions)                                              2000          1999          2000          1999
              ------------------------------------------------------ ------------- ------------- ------------- -------------

              INCOME STATEMENT DATA
              Revenues                                               $      50.1   $      48.6   $    106.6    $      94.5
              Benefits and expenses                                         56.3          55.1        121.1          107.4
                                                                     ------------  ------------  ------------  -------------
              Operating loss before federal income tax expense (1)   $      (6.2)  $      (6.5)  $    (14.5)   $     (12.9)
                                                                     ============  ============  ============  =============

              ----------
              (1)   Excludes net realized gains and losses on investments.

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

              In addition to the operating revenues previously presented, the Company also reports realized gains and losses on investments in the Corporate and Other segment. The Company realized net investment losses of $10.4 million and $7.9 million during the second quarter of 2000 and 1999, respectively.

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

                                                                                                AS OF
                                                                        ---------------------------------------------------
                                                                            JUNE 30,        DECEMBER 31,       JUNE 30,
                (in millions)                                                 2000              1999             1999
                ------------------------------------------------------- ---------------   ---------------  ---------------

                Long-term debt                                          $       298.4     $       298.4    $       298.4
                Capital and preferred securities of subsidiary trusts           300.0             300.0            300.0
                                                                        ---------------   ---------------  ---------------
                  Total long-term debt and capital and
                  preferred securities                                          598.4             598.4            598.4
                                                                        ---------------   ---------------  ---------------

                Shareholders' equity, excluding accumulated other
                  comprehensive income (loss)                                 2,686.4           2,502.6          2,332.8
                Accumulated other comprehensive income (loss)                   (21.0)            (15.5)            85.0
                                                                        ---------------   ---------------  ---------------
                  Total shareholders' equity                                  2,665.4           2,487.1          2,417.8
                                                                        ---------------   ---------------  ---------------
                  Total capital                                         $     3,263.8     $     3,085.5    $     3,016.2
                                                                        ================= ===============  ===============


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

              State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The ability of NLIC to pay dividends is subject to restrictions set forth in the insurance laws and regulations of Ohio, its domiciliary state. The Ohio insurance laws require life insurance companies to seek prior regulatory approval to pay a dividend if the fair market value of the dividend, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders' surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the prior year. NLIC's statutory-basis policyholders' surplus as of December 31, 1999 was $1.35 billion and statutory-basis net income for 1999 was $276.2 million. Total dividends paid in the 12 months preceding June 30, 2000 were $275.0 million. The Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders. NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses, and principal in the future.

              Also available as a source of funds to the Company is a $1 billion revolving credit facility entered into by NFS, NLIC and Nationwide Mutual Insurance Company with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and NLIC maintain statutory surplus in excess of $935 million. The Company had no amounts outstanding under this agreement as of June 30, 2000.

              INVESTMENTS

              General

              The Company's assets are divided between separate account and general account assets. As of June 30, 2000, $70.61 billion (or 73%) of the Company's total assets were held in separate accounts and $25.94 billion (or 23%) were held in the Company's general account, including $22.15 billion of general account investments.

              Separate account assets consist primarily of deposits from the Company's variable annuity business. Most separate account assets are invested in various mutual funds. All of the investment risk in the Company's separate account assets is borne by the Company's customers, with the exception of $984.7 million of policy reserves as of June 30, 2000 ($915.4 million as of December 31, 1999) for which the Company bears the investment risk.

              Fixed Maturity Securities

              The following table summarizes the composition of the Company's general account fixed maturity securities by category.

                                                                          JUNE 30, 2000             DECEMBER 31, 1999
                                                                  --------------------------- ---------------------------
                                                                      CARRYING        % OF         CARRYING        % OF
                  (in millions)                                        VALUE         TOTAL          VALUE         TOTAL
                  ----------------------------------------------- --------------- -----------   -------------  -----------

                  U.S. government/agencies                         $      281.8        1.9%     $     449.4        2.9%
                  Foreign governments                                     107.4        0.7            110.4        0.7
                  State and political subdivisions                          0.8        --               0.8        --
                  Mortgage-backed securities:
                    U.S. government/agencies                            3,103.1       21.2          3,420.9       22.4
                    Non-government/agencies                                 --         --              --          --
                  Corporate:
                    Public                                              5,908.2       40.4          5,950.5       38.9
                    Private                                             5,234.5       35.8          5,364.5       35.1
                                                                   -------------  ----------    ------------   ---------
                                                                   $   14,635.8      100.0%     $  15,296.5      100.0%
                                                                   =============  ==========    ============   =========

              The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company's general account fixed maturity securities, 96% were in the highest two NAIC Designations as of June 30, 2000.

              The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company's general account fixed maturity securities portfolio.

                                                                       AS OF JUNE 30, 2000          AS OF DECEMBER 31, 1999
                                                                 -----------------------------   ------------------------------
                    NAIC                RATING AGENCY               CARRYING          % OF           CARRYING          % OF
              DESIGNATION (1)     EQUIVALENT DESIGNATION (2)         VALUE            TOTAL           VALUE            TOTAL
              ------------------ -----------------------------   --------------  --------------  ---------------   ------------
                                                                                      (in millions)

                      1          Aaa/Aa/A                        $     9,104.9          62.2%    $     9,802.7          64.1%
                      2          Baa                                   5,010.3          34.2           4,990.1          32.6
                      3          Ba                                      421.6           2.9             408.6           2.7
                      4          B                                        63.7           0.5              87.0           0.6
                      5          Caa and lower                            35.3           0.2               8.1          --
                      6          In or near default                       --             --                --           --
                                                                 --------------  --------------  ---------------   ------------
                                                                 $    14,635.8         100.0%    $    15,296.5         100.0%
                                                                 ==============  ==============  ===============   ============

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

              The Company's general account mortgage-backed security (MBS) investments include residential MBSs and multi-family mortgage pass-through certificates. As of June 30, 2000, MBSs were $3.10 billion (or 21%) of the carrying value of the general account fixed maturity securities available-for-sale, all of which were guaranteed by the U.S. government or an agency of the U.S. government.

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

              Prepayment risk is an inherent risk of holding MBSs. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs. As of June 30, 2000, $1.79 billion (or 58%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO/REMIC security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class.

              The following table sets forth the distribution by investment type of the Company's general account MBS portfolio.

                                                                     AS OF JUNE 30, 2000           AS OF DECEMBER 31, 1999
                                                               -----------------------------    -----------------------------
                                                                  CARRYING           % OF          CARRYING          % OF
                 (in millions)                                     VALUE             TOTAL          VALUE           TOTAL
                 -------------------------------------------   ---------------    ------------  ---------------   -----------

                 Planned Amortization Class                    $     1,787.4           57.6%    $     2,010.1        58.8%
                 Very Accurately Defined Maturity                      422.1           13.6             477.9        14.0
                 Multi-family Mortgage Pass-through
                   Certificates                                        330.8           10.7             367.6        10.8
                 Scheduled                                             111.3            3.6             120.7         3.5
                 Targeted Amortization Class                           104.1            3.3             110.1         3.2
                 Accrual                                                70.6            2.3              75.7         2.2
                 Sequential                                            112.7            3.6              93.5         2.7
                 Other                                                 164.1            5.3             165.3         4.8
                                                               ---------------    ------------  ---------------   -----------
                                                               $     3,103.1          100.0%    $     3,420.9       100.0%
                                                               ===============    ============  ===============   ===========

              Mortgage Loans

              As of June 30, 2000, general account mortgage loans were $5.92 billion (or 27%) of the carrying value of consolidated general account invested assets.

              As of June 30, 2000, 0.05% of the Company's mortgage loans were classified as delinquent compared to 0.01% a year ago and 0.09% at December 31, 1999. Foreclosed and restructured loans totaled only 0.20% and 0.32% of the Company's mortgage loans as of June 30, 2000, respectively, compared to 0.00% and 0.46% as of June 30, 1999, respectively.

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

              As was previously disclosed in the Company's Form 10-Q for the quarterly period ended March 31, 2000, the Robert Young and David
              D. Distad v. Nationwide Life Insurance Company et al lawsuit was dismissed by the court with prejudice on February 9, 2000.

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

ITEM 2        CHANGES IN SECURITIES

              Pursuant to the Stock Retainer Plan for Non-Employee Directors, 1,938 shares of Class A Common Stock were issued by NFS during the second quarter of 2000, at an average price of $29.015 per share to NFS' directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) promulgated thereunder.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NFS held its Annual Meeting of stockholders on May 3, 2000. At that meeting, stockholders approved the following management proposals:

               1.  Election of directors to serve as Class III Directors
                   until the year 2003  Annual  Meeting of  stockholders
                   as follows:                           For           Withheld
                                                    -------------    -----------
                        Joseph J. Gasper            1,067,917,906       53,631
                        Lydia Micheaux Marshall     1,067,922,997       43,449
                        David O. Miller             1,067,922,407       44,629

                   The terms of office of the Directors, James G. Brocksmith, Jr., Charles L. Fuellgraf, Jr., Henry S. Holloway, Dimon R. McFerson, Donald L. McWhorter, James F. Patterson, Gerald D. Prothro and Arden L. Shisler continued after the meeting.


                                                                                 For              Against            Withheld
                                                                          ------------------ ------------------ -------------------
               2.  Approval and  amendment of the  Nationwide  Financial
                   Services,  Inc. 1996  Long-Term  Equity  Compensation
                   Plan as set out in the Proxy  Statement  dated  March
                   31, 2000.                                                 1,057,008,094          8,329,988          74,859

ITEM 5        OTHER INFORMATION

              On May 23, 2000, a Special Meeting of the Board of Directors of NFS (the "Special Meeting") was held. At the Special Meeting, the Board of Directors amended the Restated Bylaws of NFS (the "Bylaws") to increase the number of Directors from 11 to 12, apportioning such increase to the Class III directors, and to create additional flexibility for the election and filling of vacancies in officer positions of NFS by the Board of Directors from time to time. In addition, the Bylaws were amended throughout to change the reference to "Chairman and Chief Executive Officer" to "Chairman or Chief Executive Officer" and to make certain changes to the Officer and Officer Duties Articles.

              On May 23, 2000 the Board of Directors of NFS elected William G. "Jerry" Jurgensen as a Class III Director and a member of the Executive and Pricing Committees. Mr. Jurgensen was also elected Chief Executive Officer-Elect of NFS. Effective August 1, 2000, his title changed to Chief Executive Officer of NFS. Also effective on August 1, 2000, the Board of Directors changed Dimon
              R. McFerson's title to Chairman of NFS. Mr. McFerson's retirement as Chairman and as a Director of NFS will be effective on or before December 31, 2000.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits:

                        3.2 Form of Restated By-laws of Nationwide Financial Services

                        10.23 Form of Option Agreement between Villanova Global Asset Management Trust and Villanova Capital, Inc.

                        10.24 Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and John Cook

                        10.25 Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Patricia Hatler

                        10.26 Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Richard Headley

                        10.27 Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Donna James

                        10.28 Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Greg Lashutka

                        10.29 Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Robert Oakley

                        10.30 Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Robert Woodward

                        10.31 Form of Employment Agreement, dated August 11, 2000, between Nationwide Mutual Insurance Company and Michael Helfer

                        27      Financial Data Schedule (electronic filing only)

                (b)     Reports on Form 8-K:

                        On May 16, 2000, NFS filed a Current Report on Form 8-K announcing that Dimon R. McFerson is retiring as Chairman and Chief Executive Officer of NFS, effective as of December 31, 2000.

                        On May 31, 2000, NFS filed a Current Report on Form 8-K announcing that William G. "Jerry" Jurgensen has been elected to succeed Dimon R. McFerson as Chief Executive Officer of NFS.

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

                                NATIONWIDE FINANCIAL SERVICES, INC.
                                -----------------------------------
                                           (Registrant)



Date:  August 14, 2000          /s/Mark R. Thresher
                               -------------------------------------------------
                               Mark R. Thresher, Senior Vice President - Finance
                                          (Chief Accounting Officer)