Form 10-Q
period 2000-09-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 2000-11-13
CIK 1029786

             NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000   COMMISSION FILE NO. 1-12785


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

The number of shares outstanding of each of the registrant's classes of common stock on November 1, 2000 was as follows:

                CLASS A COMMON STOCK (par value $0.01 per share) - 23,998,407 shares issued and outstanding (Title of Class)

               CLASS B COMMON STOCK (par value $0.01 per share) - 104,745,000 shares issued and outstanding (Title of Class)

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX




PART I       FINANCIAL INFORMATION
             Item 1      Unaudited Consolidated Financial Statements                            3

             Item 2      Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                              12

             Item 3      Quantitative and Qualitative Disclosures About Market Risk            27

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                     28

             Item 2      Changes in Securities and Use of Proceeds                             28

             Item 3      Defaults Upon Senior Securities                                       28

             Item 4      Submission of Matters to a Vote of Security Holders                   29

             Item 5      Other Information                                                     29

             Item 6      Exhibits and Reports on Form 8-K                                      29

SIGNATURE                                                                                      30

                         PART I - FINANCIAL INFORMATION

ITEM 1      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
                     (in millions, except per share amounts)


                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                      --------------------    ----------------------
                                                         2000       1999        2000        1999
                                                      ---------  ---------    ---------    ---------
REVENUES
  Policy charges                                         $285.1    $231.5     $  824.1     $  655.9
  Life insurance premiums                                  51.7      51.5        180.7        153.9
  Net investment income                                   416.7     382.3      1,239.1      1,122.4
  Net realized (losses) gains on investments               (2.9)      6.2        (16.3)        (7.1)
  Other                                                    50.7      44.9        147.1        120.9
                                                      ---------  ---------    ---------    ---------
                                                          801.3     716.4      2,374.7      2,046.0
                                                      ---------  ---------    ---------    ---------


BENEFITS AND EXPENSES
  Interest credited to policyholder
   account balances                                       292.4     272.4        878.1        803.6
  Other benefits and claims                                56.2      51.4        185.2        146.2
  Policyholder dividends on participating policies          8.3       8.7         31.8         30.5
  Amortization of deferred policy acquisition costs        91.0      68.5        263.0        196.1
  Interest expense on debt and capital and
   preferred securities of subsidiary trusts               11.8      11.8         35.4         35.4
  Other operating expenses                                177.4     148.1        510.3        409.9
                                                      ---------  ---------    ---------    ---------
                                                          637.1     560.9      1,903.8      1,621.7
                                                      ---------  ---------    ---------    ---------


   Income before federal income tax expense               164.2     155.5        470.9        424.3
Federal income tax expense                                 47.5      52.2        145.2        141.8
                                                      ---------  ---------    ---------    ---------
          Net income                                     $116.7    $103.3     $  325.7     $  282.5
                                                      =========  =========    =========    =========

NET INCOME PER COMMON SHARE
  Basic                                                  $ 0.91    $ 0.80     $   2.53     $   2.20
  Diluted                                                $ 0.91    $ 0.80     $   2.53     $   2.20

Weighted average common shares outstanding                128.7     128.5        128.7        128.5
Weighted average diluted common shares outstanding        129.0     128.6        128.8        128.6


See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                     (in millions, except per share amounts)



                                                                                        (UNAUDITED)
                                                                                       SEPTEMBER 30,      DECEMBER 31, 1999
                                                                                           2000
                                                                                     ------------------   ------------------
ASSETS
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity securities (cost $14,851.7 in 2000; $15,379.8 in 1999)            $      14,857.3      $      15,296.5
    Equity securities (cost $116.7 in 2000; $87.8 in 1999)                                     132.5                 96.4
  Mortgage loans on real estate, net                                                         6,113.0              5,786.3
  Real estate, net                                                                             285.6                254.8
  Policy loans                                                                                 578.7                519.6
  Other long-term investments                                                                   99.5                 73.8
  Short-term investments                                                                       752.5                560.5
                                                                                     ------------------   ------------------
                                                                                            22,819.1             22,587.9
                                                                                     ------------------   ------------------

Cash                                                                                            27.6                 22.5
Accrued investment income                                                                      248.7                238.7
Deferred policy acquisition costs                                                            2,818.5              2,555.8
Other assets                                                                                   618.1                493.8
Assets held in separate accounts                                                            71,710.4             67,155.3
                                                                                     ------------------   ------------------
                                                                                      $     98,242.4      $      93,054.0
                                                                                     ==================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits and claims                                                     $     21,864.8      $      21,868.3
Long-term debt                                                                                 298.4                298.4
Other liabilities                                                                            1,250.0                944.9
Liabilities related to separate accounts                                                    71,710.4             67,155.3
                                                                                     ------------------   ------------------
                                                                                            95,123.6             90,266.9
                                                                                     ------------------   ------------------
NFS-obligated mandatorily redeemable capital and preferred securities of
subsidiary trusts holding solely junior subordinated debentures of NFS                         300.0                300.0
                                                                                     ------------------   ------------------

Shareholders' equity:
  Preferred stock, $0.01 par value. Authorized 50.0 million shares; no shares
    issued and outstanding                                                                       -                    -
  Class A common stock, $0.01 par value. Authorized 750.0 million shares,
    24.0 million shares issued and outstanding                                                   0.2                  0.2
  Class B common stock, $0.01 par value. Authorized 750.0 million shares,
    104.7 million shares issued and outstanding                                                  1.0                  1.0
  Additional paid-in capital                                                                   640.4                634.9
  Retained earnings                                                                          2,151.5              1,867.4
  Accumulated other comprehensive income (loss)                                                 30.8                (15.5)
  Other                                                                                         (5.1)                (0.9)
                                                                                     ------------------   ------------------
                                                                                             2,818.8              2,487.1
                                                                                     ------------------   ------------------
                                                                                      $     98,242.4      $      93,054.0
                                                                                     ==================   ==================


See accompanying notes to unaudited consolidated financial statements.

             NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
               Consolidated Statements of Shareholders' Equity
                                 (Unaudited)
                Nine Months Ended September 30, 2000 and 1999
                                (in millions)

                                                                                ACCUMULATED
                                       CLASS A   CLASS B ADDITIONAL               OTHER                  TOTAL
                                       COMMON    COMMON   PAID-IN   RETAINED    COMPREHENSIVE          SHAREHOLDERS'
                                        STOCK     STOCK   CAPITAL   EARNINGS     INCOME      OTHER       EQUITY
                                       --------  ------  --------  ----------   --------    --------   ----------
BALANCE, JANUARY 1, 1999               $    0.2  $  1.0  $  629.5  $  1,541.5   $  275.9      $   (0.6)  $  2,447.5
Comprehensive income:
    Net income                              --       --        --       282.5         --            --        282.5
    Net unrealized losses on
      securities available-for-sale
      arising during the period             --       --        --          --     (238.6)           --       (238.6)
                                                                                                          ---------
    Total comprehensive income                                                                                 43.9
                                                                                                          ----------
Cash dividends declared                     --       --        --       (36.0)        --            --        (36.0)
Other, net                                  --       --       4.6        (6.6)      23.5          (0.3)        21.2
                                       --------  ------  --------  ----------   --------      --------   ----------
BALANCE, SEPTEMBER 30, 1999            $    0.2  $  1.0  $  634.1  $  1,781.4   $   60.8      $   (0.9)  $  2,476.6
                                       ========  ======  ========  ==========   ========      ========   ==========



BALANCE, JANUARY 1, 2000               $    0.2  $  1.0  $  634.9  $  1,867.4   $  (15.5)     $   (0.9)  $  2,487.1
Comprehensive income:
    Net income                               --      --        --       325.7         --            --        325.7
    Net unrealized gains on
      securities available-for-sale
      arising during the period              --      --        --          --       46.3            --         46.3
                                                                                                            --------
    Total comprehensive income                                                                                372.0
                                                                                                            -------
Cash dividends declared                      --      --        --       (43.8)        --            --        (43.8)
Other, net                                   --      --       5.5         2.2         --          (4.2)         3.5
                                       --------  ------  --------  ----------   --------      --------   ---------
BALANCE, SEPTEMBER 30, 2000            $    0.2  $  1.0  $  640.4  $  2,151.5   $   30.8      $   (5.1)  $  2,818.8
                                       ========  ======  ========  ==========   ========      ========  =========


See accompanying notes to unaudited consolidated financial statements.

             NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                Nine Months Ended September 30, 2000 and 1999
                                (in millions)

                                                                                                2000              1999
                                                                                           ---------------   ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                             $      325.7     $       282.5
    Adjustments to reconcile net income to net cash provided by operating activities:
      Interest credited to policyholder account balances                                          878.1             803.6
      Capitalization of deferred policy acquisition costs                                        (591.2)           (482.8)
      Amortization of deferred policy acquisition costs                                           263.0             196.1
      Amortization and depreciation                                                                 1.4               8.1
      Realized losses on investments, net                                                          16.3               7.1
      Increase in accrued investment income                                                       (10.0)            (18.1)
      (Increase) decrease in other assets                                                         (57.5)             23.0
      Increase (decrease) in policy liabilities                                                     0.5             (17.1)
      Increase in other liabilities                                                               277.4              67.4
      Other, net                                                                                   27.3               1.5

                                                                                           ---------------  ---------------
        Net cash provided by operating activities                                               1,131.0             871.3
                                                                                           ---------------   ---------------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of securities available-for-sale                                     2,479.2           1,681.9
    Proceeds from sale of securities available-for-sale                                           450.6             336.1
    Proceeds from repayments of mortgage loans on real estate                                     609.4             350.0
    Proceeds from sale of real estate                                                               2.3               5.7
    Proceeds from repayments of policy loans and sale of other invested assets                     17.2              23.4
    Cost of securities available-for-sale acquired                                             (2,408.6)         (2,475.9)
    Cost of mortgage loans on real estate acquired                                               (950.1)           (452.2)
    Cost of real estate acquired                                                                   (6.1)            (11.1)
    Short-term investments, net                                                                  (191.4)              8.3
    Other, net                                                                                   (206.8)           (267.0)
                                                                                           ---------------   ---------------
        Net cash used in investing activities                                                    (204.3)           (800.8)
                                                                                           ---------------   ---------------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Cash dividends paid                                                                           (41.3)            (33.6)
    Increase in investment product and universal life insurance product account balances        3,609.4           2,690.9
    Decrease in investment product and universal life insurance product account balances       (4,491.5)         (2,722.2)
    Other, net                                                                                      1.8              (0.7)
                                                                                           ---------------   ---------------
        Net cash used in financing activities                                                    (921.6)            (65.6)
                                                                                           ---------------   ---------------

  Net increase in cash                                                                              5.1               4.9

  Cash, beginning of period                                                                        22.5              24.5
                                                                                           ---------------   ---------------
  Cash, end of period                                                                      $       27.6      $       29.4
                                                                                           ===============   ===============


See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements
                      Nine Months Ended September 30, 2000


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

         The calculations of basic and diluted earnings per share are as follows:

                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                 --------------------------- ---------------------------
         (in millions, except per share amounts)                     2000          1999          2000          1999
         ------------------------------------------------------- ------------- ------------- ------------- -------------
         Basic and diluted net income                            $    116.7    $    103.3    $    325.7    $    282.5
                                                                 ============= ============= ============= =============

         Weighted average common shares outstanding                   128.7         128.5         128.7         128.5
         Dilutive effect of stock options                               0.3           0.1           0.1           0.1
                                                                 ------------- ------------- ------------- -------------
         Weighted average diluted common shares outstanding           129.0         128.6         128.8         128.6
                                                                 ============= ============= ============= =============

         Net income per common share:
           Basic                                                 $     0.91    $     0.80    $     2.53    $     2.20
           Diluted                                               $     0.91    $     0.80    $     2.53    $     2.20

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued



(3)      COMPREHENSIVE INCOME

         Comprehensive Income (Loss) includes net income as well as certain items that are reported directly within a separate component of shareholders' equity that bypass net income. Currently, the Company's only component of Other Comprehensive Income (Loss) is unrealized gains (losses) on securities available-for-sale. The related before and after federal income tax amounts are as follows:

                                                        THREE MONTHS ENDED   NINE MONTHS ENDED
(in millions)                                             SEPTEMBER 30,       SEPTEMBER 30,
----------------------------------                      -------------------  -----------------
                                                         2000       1999      2000       1999
                                                        ------     ------    ------    ------
Unrealized gains (losses) on securities
available-for-sale arising during the period:
     Gross                                              $116.6     $(91.7)   $ 87.5    $(488.3)
     Adjustment to deferred policy acquisition costs     (34.9)      15.3     (25.8)     108.7
     Related federal income tax (expense) benefit        (28.6)      29.9     (21.6)     132.5
                                                        ------     ------    ------     ------
          Net                                             53.1      (46.5)     40.1     (247.1)
                                                        ------     ------    ------     ------

Reclassification adjustment for net (gains)
   losses on securities available-for-sale
   realized during the period:
     Gross                                                (2.1)      (2.0)      9.5       13.0
     Related federal income tax expense (benefit)          0.8        0.8      (3.3)      (4.5)
                                                        ------     ------    ------     ------
          Net                                             (1.3)      (1.2)      6.2        8.5
                                                        ------     ------    ------     ------

Total Other Comprehensive Income (Loss)                 $ 51.8     $(47.7)   $ 46.3    $(238.6)
                                                        ======     ======    ======     ======

(4)      RECENTLY ISSUED ACCOUNTING STANDARDS

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

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued



         The following table summarizes the allocation of assets to and the financial results of the Company's business segments for the three months ended September 30, 2000 and 1999.

                                                                                 ASSETS
                                                VARIABLE   FIXED      LIFE    MANAGED AND  CORPORATE
         (in millions)                         ANNUITIES  ANNUITIES INSURANCE ADMINISTERED  AND OTHER  TOTAL
         ------------------------------------  ---------  --------- --------- ------------ ----------  ---------
         2000
         Operating revenue (1)                 $ 195.1    $ 325.7    $ 187.5    $  48.9    $  47.0     $ 804.2
         Benefits and expenses                   108.6      276.4      148.4       48.4       55.3       637.1
                                               -------    -------    -------    -------    -------     -------
          Operating income (loss)
           before federal income taxes            86.5       49.3       39.1        0.5       (8.3)      167.1
         Net realized losses on investments         --         --         --         --       (2.9)       (2.9)
                                               -------    -------    -------    -------    -------     -------
         Income (loss) before
           federal income taxes                $  86.5    $  49.3    $  39.1    $   0.5    $ (11.2)    $ 164.2
                                               =======    =======    =======    =======    =======     =======

         1999
         Operating revenue (1)                 $ 159.4    $ 292.1    $ 162.5    $  42.5    $  53.7     $ 710.2
         Benefits and expenses                    86.8      248.1      130.7       35.8       59.5       560.9
                                               -------    -------    -------    -------    -------     -------
          Operating income (loss)
           before federal income taxes            72.6       44.0       31.8        6.7       (5.8)      149.3
         Net realized gains on investments          --         --         --         --        6.2         6.2
                                               -------    -------    -------    -------    -------     -------
         Income before federal
           income taxes                        $  72.6    $  44.0    $  31.8    $   6.7    $   0.4     $ 155.5
                                               =======    =======    =======    =======    =======     =======


         ----------
(1)      Excludes net realized gains and losses on investments.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued


         The following table summarizes the financial results of the Company's business segments for the nine months ended September 30, 2000 and 1999.


                                              VARIABLE        FIXED         LIFE        ASSETS MANAGED    CORPORATE
         (in millions)                        ANNUITIES     ANNUITIES     INSURANCE    AND ADMINISTERED   AND OTHER       TOTAL
         --------------------------           ----------    ----------    ---------    ----------------  -----------    ----------
         2000
         Operating revenue (1)                $    571.4    $    975.5    $    549.7       $ 140.8        $    153.6    $  2,391.0
         Benefits and expenses                     318.1         833.8         440.8         134.7             176.4       1,903.8
                                              ----------    ----------    ----------       -------        ----------    ----------
           Operating income (loss)
            before federal income taxes            253.3         141.7         108.9           6.1             (22.8)        487.2
         Net realized losses on investments           -             -             -             -              (16.3)        (16.3)
                                              ----------    ----------    ----------       -------        ----------    ----------
         Income (loss) before federal
          income taxes                        $    253.3    $    141.7    $    108.9       $   6.1        $    (39.1)   $    470.9
                                              ==========    ==========    ==========       =======        ==========    ==========

         Assets as of period end              $ 66,348.8    $ 17,226.3    $  7,936.0       $ 245.9        $  6,485.4    $ 98,242.4
                                              ==========    ==========    ==========       =======        ==========    ==========


         1999
         Operating revenue (1)                $    458.0    $    866.0    $    466.9       $ 114.0        $    148.2    $  2,053.1
         Benefits and expenses                     250.2         733.2         376.8          94.6             166.9       1,621.7
                                              ----------    ----------    ----------       -------        ----------    ----------
           Operating income (loss)
            before federal income taxes            207.8         132.8          90.1          19.4             (18.7)        431.4
         Net realized losses on investments            -             -             -             -              (7.1)         (7.1)
                                              ----------    ----------    ----------       -------        ----------    ----------
         Income (loss) before federal
          income taxes                        $    207.8    $    132.8    $     90.1       $  19.4        $    (25.8)   $    424.3
                                              ==========    ==========    ==========       =======        ==========    ==========


         Assets as of period end              $ 53,491.7    $ 16,685.1    $  6,018.2       $ 222.0        $  6,259.7    $ 82,676.7
                                              ==========    ==========    ==========       =======        ==========    ==========


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

              BUSINESS OUTLOOK

              In connection with the recent adoption of new Securities Exchange Commission rules on corporate disclosure, NFS is changing its procedures for communicating and updating its expectations and forecasts for future results. Following the publication of its quarterly earnings release, the Company will continue its current practice of having corporate representatives meet during the quarter with investors, the media, investment analysts and others. At these meetings the Company may reiterate the expectations and forecasts published in the earnings release. At the same time, the Company will keep its earnings release publicly available on its web site. Toward the end of each quarter, NFS will have a "quiet period" when it no longer publishes or updates its current expectations and forecasts and company representatives will not comment concerning the Company's financial results or expectations. The quiet period will extend until the day when the Company's next earnings release is published. For the fourth quarter, the quiet period will be January 3, 2001 through January 24, 2001.

              As part of the Company's new disclosure procedures, the Company has incorporated a business outlook section as a permanent part of its earnings release and conference call. The business outlook is intended to provide investors and analysts with management's expectations and forecasts regarding key drivers to our business. As such, the following statements are based on current business conditions and are forward-looking:

                  - Operating earnings per share is expected to be within a range of $3.48 to $3.53 for the full year 2000.

                  - Revenue growth is expected to be within a range of 13 to 15 percent for the full year 2000.

                  - Return on equity is expected to be within a range of 16 to 17 percent for the full year 2000.

                  - The equity markets, as measured by the S&P 500, and the related performance of our separate account assets is expected to achieve an annualized return of 7 to 8 percent for the balance of the year.

                  - Consistent with the realization of certain tax minimization strategies in the current quarter, the effective tax rate for fourth quarter is expected to be approximately 29 percent.

              The ability of the Company to meet the indicated expectations and forecasts is subject to the factors described in the section above. Prior to the start of the quiet period, investors can continue to rely on the earnings release and web site as still being the Company's current expectations on matters covered, unless the Company publishes a notice stating otherwise.

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

                                                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                              SEPTEMBER 30,          SEPTEMBER 30,
                                                                         ---------------------   ----------------------
                  (in millions, except per share amounts)                   2000        1999        2000         1999
                  ------------------------------------------------------ ---------   ---------   ---------    ---------
                  Net income                                              $   116.7   $   103.3   $   325.7    $   282.5
                  Net realized  (gains) losses on  investments,  net of
                    tax                                                         1.9        (4.0)       10.6          4.5
                                                                          ---------   ---------   ---------    ---------
                    Net operating income                                  $   118.6   $    99.3   $   336.3    $   287.0
                                                                          =========   =========   =========    =========

                  Net operating income per share                          $    0.92   $    0.77   $    2.61    $    2.23
                                                                          ========    =========   =========    =========

              Revenues

              Total operating revenues, which exclude net realized gains and losses on investments, for third quarter 2000 increased to $804.2 million compared to $710.2 million for the same period in 1999. For the first nine months of 2000 and 1999, total operating revenues were $2.39 billion and $2.05 billion, respectively. Increases in policy charges and net investment income were the key drivers to revenue growth.

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

                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                --------------------------- ---------------------------
                  (in millions)                                     2000          1999          2000          1999
                  --------------------------------------------- ------------- ------------- ------------- -------------
                  Asset fees                                    $    185.9     $   158.9    $    542.1     $   451.6
                  Cost of insurance charges                           40.4          30.5         112.5          84.8
                  Administrative fees                                 35.7          28.0          99.6          75.8
                  Surrender fees                                      23.1          14.1          69.9          43.7
                                                                ------------- ------------- ------------- -------------
                    Total policy charges                        $    285.1     $   231.5    $    824.1     $   655.9
                                                                ============= ============= ============= =============

              The growth in asset fees reflects a 25% increase in total separate account assets, which reached $71.71 billion as of September 30, 2000 compared to $57.26 billion a year ago. Continued strong sales of variable annuity and variable life insurance products as well as market appreciation have contributed significantly to the increase in separate account assets.

              Cost of insurance charges are assessed as a percentage of the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to individual investment life insurance reflecting expanded distribution and increased customer demand for variable life insurance products. The net amount at risk related to individual investment life insurance grew to $23.05 billion as of September 30, 2000 compared to $18.38 billion a year ago.

              The growth in administrative fees is attributable to a significant increase in premiums on individual variable life policies and certain corporate-owned life policies where the Company collects a premium load. The increase in surrender charges is primarily attributable to policyholder withdrawals in the Variable Annuities segment, and reflects the overall increase in variable annuity policy reserves and an increase in surrender rates.

              Net investment income includes the gross investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments. Net investment income grew from $382.3 million in the third quarter of 1999 to $416.7 million in the third quarter of 2000 and from $1.12 billion in the first nine months of 1999 to $1.24 billion in the first nine months of 2000. These increases were primarily due to increased invested assets to support growth in fixed annuity policy reserves coupled with an increase in average yield on the investment portfolio. Fixed annuity policy reserves, which include the fixed option of variable annuity contracts, increased $460.5 million to $16.61 billion as of the end of third quarter 2000 compared to $16.15 billion a year ago.

              The Company does not consider realized gains and losses on investments to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Net realized (losses) gains on investments were $(2.9) million and $6.2 million for third quarter 2000 and 1999, respectively. The Company reported realized losses on investments of $16.3 million and $7.1 million for the first nine months of 2000 and 1999, respectively. During the first nine months of 2000 the Company recognized a total of $10.5 million of realized losses on two fixed maturity security holdings.

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

              Benefits and Expenses

              Total benefits and expenses were $637.1 million in third quarter 2000, a 14% increase over third quarter 1999, while year-to-date 2000 benefits and expenses were $1.90 billion compared to $1.62 billion a year ago. The increase is due mainly to growth in amortization of deferred acquisition costs (DAC) and other operating expenses. Additionally, interest credited and other policyholder benefits were up 8% and 12% compared to the year ago third quarter and nine-month periods, respectively.

              The significant growth in the Variable Annuities segment business coupled with an increase in lapse rates, which resulted in additional surrender fee income, are the primary reasons for the increase in amortization of DAC, which totaled $91.0 million and $68.5 million in third quarter 2000 and 1999, respectively. On a year-to-date basis, amortization of DAC totaled $263.0 million in 2000 compared to $196.1 million in 1999.

              Operating expenses increased 20% to $177.4 million in third quarter 2000 compared to $148.1 million in third quarter 1999. For the first nine months of 2000, operating expenses were $510.3 million, up 24% from $409.9 million for the first nine months of 1999. The increases reflect the growth in the number of annuity and life insurance contracts in force and the related increase in administrative processing costs. In addition, increases in non-deferrable commissions, premium taxes associated with increases in life insurance sales and costs associated with expanding asset management product offerings and distribution capabilities contributed to the increase.

              Federal income tax expense was $47.5 million and $52.2 million, representing effective tax rates of 28.9% and 33.6% for third quarter 2000 and 1999, respectively. For the first nine months of 2000 and 1999 federal income tax expense was $145.2 million and $141.8 million, representing effective tax rates of 30.8% and 33.4%, respectively. An increase in tax exempt income and investment tax credits resulted in the decrease in effective rates.

              Recently Issued Accounting Standards

              See note 4 to the unaudited consolidated financial statements for a discussion of recently issued accounting standards.

              Sales Information

              The following table summarizes total Company sales, excluding internal replacements, by business segment.


                                                                     THREE MONTHS ENDED,          NINE MONTHS ENDED,
                                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                                   -----------------------    -------------------------
               (in millions)                                          2000          1999          2000          1999
               --------------------------------------------------  ---------     ---------    -----------     ---------
               Variable annuity deposits                           $ 2,832.9     $ 2,480.2    $   9,447.2   $   7,568.8
               Fixed annuity deposits                                  785.8         758.2        2,372.1       2,125.1
               Life insurance premiums                                 367.9         311.0        1,075.2         763.4
                                                                   ---------     ---------    -----------   -----------
                 Total core premiums and deposits                    3,986.6       3,549.4       12,894.5      10,457.3
               Internal replacements                                  (451.3)       (169.7)      (1,344.8)       (425.3)
                                                                   ---------     ---------    -----------   -----------
                 Net core premiums and deposits                      3,535.3       3,379.7       11,549.7      10,032.0
                                                                   ---------     ---------    -----------   -----------
               Asset management account deposits                       584.5         119.6          668.5         422.3
               Asset administration account deposits                   421.8         551.7          887.2       1,016.8
                                                                   ---------     ---------    -----------   -----------
                 Total non-insurance sales                           1,006.3         671.3        1,555.7       1,439.1
                                                                   ---------     ---------    -----------   -----------
                 Total core sales                                    4,541.6       4,051.0       13,105.4      11,471.1

               Bank-owned life insurance (BOLI)                          -             -            328.7          86.7
               Institutional products                                  484.2         316.9          808.7         316.9
               Nationwide employee and agent benefit plans             103.8          92.1          239.7         282.2
                                                                   ---------     ---------    -----------   -----------
                 Total sales                                       $ 5,129.6     $ 4,460.0    $  14,482.5   $  12,156.9
                                                                   =========     =========    ===========   ===========

              Total core sales represent amounts that are recurring and are the sales figures management uses to set and evaluate the Company's sales goals. In addition to statutory premiums and deposits related to life insurance and annuity products, the Company also reports mutual fund deposits and deposits into administered asset products as core sales.

              Sales of institutional products represents sales of funding agreements that secure notes issued to foreign investors through third party trust under the Company's $2 billion medium-term note program. The program was launched in July 1999 as a means to expand spread based product offerings. The Company excludes institutional products and BOLI sales as well as deposits into Nationwide employee and agent benefit plans from its targeted core sales. Although funding agreements and BOLI contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons. BOLI sales in 2000 include $300.0 million from an affiliate. Also, included in the third quarter and nine-month sales in 2000 is $70.0 million of corporate-owned life insurance from an affiliate, which is reported in the Nationwide employee and agent benefit plans. The Company also excludes internal replacements from core sales.

              Total core sales reached $4.54 billion during third quarter 2000 an increase of 12% over 1999. Total annuity sales, net of internal replacements, contributed $3.17 billion and $3.07 billion to third quarter of 2000 and 1999 respectively. Core life insurance sales for third quarter 2000 were up 18% to $367.9 million with individual variable universal life and corporate-owned life products leading the growth. Non-insurance sales were up 50% to $1.01 billion due to increased sales of stable value products and private pension plans through Nationwide Trust Company.

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

              Core sales by distribution channel are summarized as follows:

                                                                THREE MONTHS ENDED,          NINE MONTHS ENDED,
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                             --------------------------- ---------------------------
               (in millions)                                     2000          1999          2000          1999
               --------------------------------------------- ------------- ------------- ------------- -------------
               Independent broker/dealers                    $  1,449.6    $  1,331.9   $   4,594.0   $   3,953.1
               Brokerage firms                                    294.5         207.3         902.8         655.7
               Financial institutions                             775.1         621.1       2,236.9       1,798.7
               Pension plan administrators                        228.7         261.2         819.6         934.4
               Nationwide Retirement Solutions
                sales representatives                             447.9         623.0       1,894.4       1,830.9
               Nationwide agents                                  184.6         189.5         619.5         573.0
               Life insurance specialists                         154.9         145.7         482.5         286.2
               Total non-insurance sales                        1,006.3         671.3       1,555.7       1,439.1
                                                             ------------- ------------- ------------- -------------
                  Total core sales                           $  4,541.6    $  4,051.0    $ 13,105.4    $ 11,471.1
                                                             ============= ============= ============= =============

              Sales through independent broker/dealers increased 9% and 16% for the three months and nine months ended September 30, 2000, respectively. The hiring of additional wholesalers and certain product enhancements have contributed to the growth. Sales through financial institutions increased 25% to $775.1 million in third quarter 2000 compared to a year ago as we continue to add banks which sell our products. Brokerage firm sales reflect strong growth, increasing 42% and 38% for the three months and nine months ended September 30, 2000, respectively.

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

              Core sales by product are summarized as follows:

                                                                   THREE MONTHS ENDED,          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                --------------------------- ---------------------------
                  (in millions)                                     2000          1999          2000          1999
                  --------------------------------------------- ------------- ------------- ------------- -------------
                  BEST of AMERICA(R)products                    $   1,430.2   $   1,176.4   $   4,371.8   $   3,609.1
                  Private label annuities                             235.6         321.8         784.3         987.0
                  Other                                               165.5         118.5         501.6         320.0
                                                                ------------- ------------- ------------- -------------
                     Total individual annuities                     1,831.3       1,616.7       5,657.7       4,916.1
                                                                ------------- ------------- ------------- -------------
                  BEST of AMERICA(R)group pension series
                                                                      897.3         891.7       3,046.4       2,681.0
                  IRC Section 457 annuities                           427.7         550.9       1,733.0       1,603.4
                  Other                                                11.1           9.4          37.4          68.1
                                                                ------------- ------------- ------------- -------------
                     Total group annuities                          1,336.1       1,452.0       4,816.8       4,352.5
                                                                ------------- ------------- ------------- -------------
                  BEST of AMERICA(R)variable life series              155.8         107.8         419.2         297.9
                  Corporate-owned life insurance                      152.9         145.7         476.2         286.2
                  Traditional/Universal life insurance                 59.2          57.5         179.8         179.3
                                                                ------------- ------------- ------------- -------------
                     Total life insurance                             367.9         311.0       1,075.2         763.4
                                                                ------------- ------------- ------------- -------------
                  Total non-insurance sales                         1,006.3         671.3       1,555.7       1,439.1
                                                                ------------- ------------- ------------- -------------
                      Total core sales                          $   4,541.6   $   4,051.0   $  13,105.4   $  11,471.1
                                                                ============= ============= ============= =============

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

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                       --------------------------- ----------------------------
                  (in millions)                            2000          1999          2000          1999
                  ------------------------------------ ------------- ------------- ----------------------------
                  Variable Annuities                   $     86.5    $     72.6    $     253.3    $   207.8
                  Fixed Annuities                            49.3          44.0          141.7        132.8
                  Life Insurance                             39.1          31.8          108.9         90.1
                  Assets Managed and Administered             0.5           6.7            6.1         19.4
                  Corporate and Other                        (8.3)         (5.8)         (22.8)       (18.7)
                                                       ------------- ------------- ----------------------------
                                                       $     167.1   $     149.3   $     487.2    $   431.4
                                                       ============= ============= ============================

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

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                    --------------------------- ----------------------------
              (in millions)                                             2000          1999          2000          1999
              ----------------------------------------------------- ------------- ------------- ------------- --------------

              INCOME STATEMENT DATA
              Revenues                                               $   195.1    $    159.4     $   571.4    $      458.0
              Benefits and expenses                                      108.6          86.8         318.1           250.2
                                                                    ------------- ------------- ------------- --------------
              Operating income before federal income tax expense     $    86.5    $     72.6     $   253.3    $      207.8
                                                                    ============= ============= ============= ==============

              OTHER DATA
              Statutory premiums and deposits (1)                    $ 2,832.9    $  2,480.2     $ 9,447.2    $    7,568.8

              Policy reserves as of period end:
                 Individual                                          $38,898.2    $ 32,120.8
                 Group                                                25,145.2      19,993.0
                                                                    ------------- -------------
              Total                                                  $64,043.4    $ 52,113.8
                                                                    ============= =============

              Pre-tax operating income to average policy reserves         0.54%         0.55%         0.54%           0.55%

              ----------
              (1) Statutory amounts have been derived from the Quarterly
                  Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices, which differ from Generally Accepted Accounting Principles.

              Variable annuity segment results reflect substantially increased asset fee revenue partially offset by increases in DAC amortization and other operating expenses. Asset fees increased to $179.9 million in third quarter 2000, up 16% from $154.6 million in the same period a year ago. For the first nine months of 2000, asset fees totaled $525.5 million up 20% from the first nine months of 1999. The increase in asset fees is due to continued growth in variable annuity policy reserve levels resulting from increased variable annuity sales and market appreciation on investments underlying reserves. Variable annuity policy reserves slightly declined from $64.11 billion to $64.04 billion during third quarter 2000 due to $803.8 million of policy reserves reinsured during the quarter. However, during the first nine months of 2000 reserves have increased $2.82 billion and are up 23% compared to a year ago.

              Variable annuity deposits increased 14% for third quarter 2000, reaching $2.83 billion compared to $2.48 billion in the year ago quarter. Variable annuity deposits grew 25% in 2000 compared to the first nine months of 1999, reaching $9.45 billion. Nearly all channels contributed to the growth in 2000.

              Less favorable equity market conditions during the first nine months of 2000 have slowed the growth in variable annuity policy reserves. Variable annuity policy reserves reflect market appreciation of $744.6 million during the first nine months of 2000. Over the past twelve months, variable annuity policy reserves have increased $9.44 billion as a result of market appreciation, due mainly to $8.70 billion of market appreciation in the fourth quarter of 1999.

              Offsetting the growth in policy reserves attributable to an increase in deposits and market appreciation was an increase in policyholder surrender activity. Excluding the impact of internal replacements and transfers to the assets managed and administered segment, surrenders as a percentage of average reserves were 13%, annualized, in third quarter 2000, compared to 10% in third quarter 1999. The surrender rate in the first nine months of 2000 was 14%, annualized, as compared to 10% for the first nine months of 1999. The increase in surrender activity is attributable to an increase in competition in the individual variable annuity market which has increased transfers to competitor products and the overall aging of the Company's book of business. The Company introduced new products, new product features and new retention strategies during first quarter 2000 in an effort to decrease the rate of surrenders. The rate of surrenders in third quarter 2000 remains unchanged from second quarter 2000. However, the rate of surrenders has declined 200 basis points to an annualized rate of 13% from the first quarter 2000 rate of 15%.

              Amortization of DAC increased 46% to $59.7 million in third quarter 2000 compared to $40.9 million in third quarter 1999. DAC amortization for the first nine months of 2000 increased to $171.6 million compared to $115.2 million for the first nine months of 1999. Operating expenses of $47.6 million in third quarter 2000 increased slightly compared to $45.5 million in 1999, while year-to-date 2000 operating expenses were $143.5 million compared to $133.4 million in 1999. The growth in DAC amortization and operating expenses reflect the overall growth in the variable annuity business. The increase in DAC amortization also reflects the increase in policyholder surrenders.

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

              The following table summarizes certain selected financial data for the Company's Fixed Annuities segment for the periods indicated.

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                    -------------------------   --------------------------
              (in millions)                                             2000          1999          2000          1999
              ----------------------------------------------------- -----------   -----------   -----------   ------------
              INCOME STATEMENT DATA
              Revenues:
                Net investment income                               $     310.8   $     281.5   $     919.2   $      834.9
                Other                                                      14.9          10.6          56.3           31.1
                                                                    -----------   -----------   -----------   ------------
                                                                          325.7         292.1         975.5          866.0
                                                                    -----------   -----------   -----------   ------------
              Benefits and expenses:
                Interest credited to policyholder account balances        227.0         208.9         674.6          613.6
                Other benefits and expenses                                49.4          39.2         159.2          119.6
                                                                    -----------   -----------   -----------   ------------
                                                                          276.4         248.1         833.8          733.2
                                                                    -----------   -----------   -----------   ------------
              Operating income before federal income tax expense    $      49.3   $      44.0   $     141.7   $      132.8
                                                                    ===========   ===========   ===========   ============

              OTHER DATA
              Statutory premiums and deposits (1)                   $   1,270.0   $   1,075.1   $   3,180.8   $    2,442.0
              Policy reserves as of period end:
                Individual                                          $   7,507.2   $   7,767.7
                Group                                                   7,818.5       8,048.3
                Institutional                                           1,287.2         336.4
                                                                    -----------   -----------
              Total                                                 $  16,612.9   $  16,152.4
                                                                    -----------   -----------

              Pre-tax operating income to average policy reserves          1.20%         1.13%         1.15%          1.16%

              ----------
              (1) Statutory amounts have been derived from the Quarterly
                  Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices, which differ from Generally Accepted Accounting Principles.

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

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                               --------------------------- ---------------------------
                                                                   2000          1999          2000          1999
                                                               ------------- ------------- ------------- -------------
                 Net investment income                               7.91%         7.48%         7.79%         7.57%
                 Interest credited                                   5.78          5.55          5.72          5.57
                                                               ------------- ------------- ------------- -------------
                                                                     2.13%         1.93%         2.07%         2.00%
                                                               ============= ============= ============= =============

              Recent increases in interest rates have slowed mortgage loan and bond prepayment activity and the Company anticipates interest spreads over the next several quarters to range between 200 and 210 basis points, excluding the impact of mortgage loan and bond prepayment income.

              Fixed annuity policy reserves increased to $16.61 billion as of September 30, 2000 compared to $16.59 billion as of the end of 1999 and $16.15 billion a year ago.

              Third quarter fixed annuity premiums and deposits increased to $1.27 billion in 2000 compared to $1.08 billion in 1999 while sales for the first nine months of 2000 increased to $3.18 billion from $2.44 billion in 1999. Sales of institutional products were $484.2 million and $808.7 million during third quarter 2000 and the first nine months of 2000, respectively, compared to $316.9 million in the third quarter and first nine months of 1999. Most of the Company's fixed annuity sales are premiums and deposits allocated to the fixed option of variable annuity contracts. Third quarter 2000 fixed annuity sales include $626.1 million in premiums allocated to the fixed option under a variable annuity contract, compared to $658.3 million in third quarter 1999. The increase in fixed annuity premiums and deposits is primarily attributable to sales of institutional products in the form of funding agreements issued in connection with the Company's medium-term note program partially offset by a decrease in the fixed option of variable annuity contract deposits in the third quarter of 2000 as compared to the third quarter of 1999.

              Other benefits and expenses increased 26% to $49.4 million in third quarter 2000 compared to a year ago. For the first nine months of 2000, other benefits and expenses totaled $159.2 million, up 33% from the first nine months of 1999. The increase primarily reflects an increase in immediate annuity benefits due to growth in new sales and contracts in force.

              Life Insurance

              The Life Insurance segment consists of insurance products, including variable universal life insurance and corporate-owned life insurance products, which provide a death benefit and may also allow the customer to build cash value on a tax-advantaged basis.

              The following table summarizes certain selected financial data for the Company's Life Insurance segment for the periods indicated.

                                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                                    -------------------------   -----------------------
              (in millions)                                             2000          1999        2000          1999
              ----------------------------------------------------- -----------    ----------   ---------     ---------
              INCOME STATEMENT DATA
              Revenues                                              $     187.5    $    162.5   $   549.7     $   466.9
              Benefits and expenses                                       148.4         130.7       440.8         376.8
                                                                    -----------    ----------   ---------     ---------
              Operating income before federal income tax expense    $      39.1    $     31.8   $   108.9     $    90.1
                                                                    ===========    ==========   =========     =========

              OTHER DATA
              Statutory premiums (1):
                Traditional and universal life insurance            $      59.2    $     57.5   $   179.8     $   179.3
                Individual investment life insurance                      155.8         107.8       419.2         298.0
                Corporate investment life insurance                       222.9         145.7       874.9         372.8
                                                                    -----------    ----------   ---------     ---------
              Total                                                 $     437.9    $    311.0   $ 1,473.9     $   850.1
                                                                    ===========    ==========   =========     =========
              Policy reserves as of period end:
                Traditional and universal life insurance            $   2,577.7    $  2,525.5
                Individual investment life insurance                    2,152.1       1,532.9
                Corporate investment life insurance                     2,378.8       1,288.1
                                                                    -----------    ----------
              Total                                                 $   7,108.6    $  5,346.5
                                                                    ===========    ==========

              ----------
              (1) Statutory amounts have been derived from the Quarterly
                  Statements of the Company's life insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices, which differ from Generally Accepted Accounting Principles.

              Life Insurance segment results reflect increased revenues driven by growth in investment life insurance in force and policy reserves, partially offset by higher benefits and expense levels.

              The increase in Life Insurance segment earnings is attributable to strong growth in investment life insurance products, which include individual variable universal life insurance and corporate investment life insurance, where the Company has aggressively expanded its distribution capabilities. Revenues from investment life products increased to $83.9 million in third quarter 2000 from $61.9 million in third quarter 1999 as a result of the sales growth and high persistency. On a year-to-date basis, investment life product revenues increased to $232.9 million in 2000 from $165.6 million in 1999.

              Individual investment life insurance statutory premiums increased 45% during third quarter 2000 reaching $155.8 million compared to $107.8 million in 1999. Corporate investment life insurance statutory premiums reflected strong growth reaching $222.9 million in third quarter 2000, including $70.0 million in sales to an affiliate, compared to $145.7 million in third quarter 1999. Total investment life insurance in force reached $30.83 billion at September 30, 2000 representing 49% of all life insurance in force compared to $23.62 billion and 45% a year ago.

              Interest credited to policyholders increased $7.8 million in third quarter 2000 reaching $40.0 million compared to $32.2 million in the year ago third quarter. For the first nine months of 2000, interest credited to policyholders increased $18.2 million over 1999 to $114.6 million. Increased corporate investment life insurance business accounted for most of the increases. Corporate investment fixed life insurance reserves increased 47% to $1.38 billion as of September 30, 2000 compared to $939.5 million a year ago.

              Other policy benefits increased $3.2 million and $17.4 million, respectively, in the three and nine months ended September 30, 2000 over comparable periods in 1999, reflecting growth in insurance in force and an increase in claims.

              Assets Managed and Administered

              The Assets Managed and Administered segment consists of the Company's investment advisor subsidiaries and the operations of businesses from which the Company receives fees for administrative services only.

              The following table summarizes certain selected financial data for the Company's Assets Managed and Administered segment for the periods indicated.

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                                      ------------------------   --------------------------
              (in millions)                                              2000          1999          2000           1999
              -----------------------------------------------------   ----------   -----------   -----------   ------------
              INCOME STATEMENT DATA
              Revenues                                                $     48.9   $      42.5   $     140.8   $      114.0
              Operating expenses                                            48.4          35.8         134.7           94.6
                                                                      ----------   -----------   -----------   ------------
              Operating income before federal income tax expense      $      0.5   $       6.7   $       6.1   $       19.4
                                                                      ==========   ===========   ===========   ============

              OTHER DATA (1)
              Assets under management                                 $ 23,138.7   $  21,479.1
              Assets administered                                     $ 16,558.5   $  12,787.6


              ------------
              (1) Represents the notional amount of assets managed and
                  administered. These assets are not reflected on the Company's consolidated balance sheet, unless part of an annuity or life insurance contract issued by the Company.

              Assets Managed and Administered segment revenue growth was mainly due to increased investment advisory fees and other income as a result of growth in assets managed and administered and changes in the fee structure for certain funds under management. Increased operating expenses are primarily the result of staffing and infrastructure related to the Company's commitment to expanding this segment.

              Assets under management include $10.17 billion and $9.51 billion of Company managed investment options that support the Company's variable annuity and variable life insurance products as of September 30, 2000 and 1999, respectively. These assets are also included in the related variable annuity and variable life insurance policy reserves.

              Corporate and Other

              The following table summarizes certain selected financial data for the Company's Corporate and Other segment for the periods indicated.

                                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                                        -------------------------    ------------------------
              (in millions)                                                 2000          1999          2000          1999
              --------------------------------------------------------- ----------    -----------    ----------    ----------
              INCOME STATEMENT DATA
              Revenues                                                  $     47.0    $      53.7    $    153.6   $     148.2
              Benefits and expenses                                           55.3           59.5         176.4         166.9
                                                                        ----------    -----------    ----------    ----------
              Operating loss before federal income tax expense (1)      $     (8.3)   $      (5.8)   $    (22.8)   $    (18.7)
                                                                        ==========    ===========    ==========    ==========

              ----------
              (1)  Excludes net realized gains and losses on investments.

              Revenues in the Corporate and Other segment consist of net investment income on invested assets not allocated to the four product segments, commissions and other income earned by the marketing and distribution subsidiaries of the Company and net investment income and policy charges from group annuity contracts issued to Nationwide employee and agent benefit plans. The increase in year-to-date revenues reflects an increase in net investment income, while the increase in year-to-date benefits and expenses is the result of increased corporate expenses.

              In addition to the operating revenues previously presented, the Company also reports realized gains and losses on investments in the Corporate and Other segment. The Company realized net investment losses of $2.9 million during the third quarter of 2000 verses net realized investment gains of $6.2 million during the third quarter of 1999.

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

                                                                                              AS OF
                                                                        ---------------------------------------------------
                                                                         SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,
                (in millions)                                                 2000             1999             1999
                ------------------------------------------------------- ----------------- ---------------- ----------------
                Long-term debt                                             $    298.4      $    298.4       $    298.4
                Capital and preferred securities of subsidiary trusts           300.0           300.0            300.0
                                                                        ----------------- ---------------- ----------------
                  Total long-term debt and capital and
                  preferred securities                                          598.4           598.4            598.4
                                                                        ----------------- ---------------- ----------------
                Shareholders' equity, excluding accumulated other
                  comprehensive income (loss)                                 2,788.0         2,502.6          2,415.8
                Accumulated other comprehensive income (loss)                    30.8           (15.5)            60.8
                                                                        ----------------- ---------------- ----------------
                  Total shareholders' equity                                  2,818.8         2,487.1          2,476.6
                                                                        ----------------- --------------  ----------------
                  Total capital                                            $  3,417.2      $  3,085.5       $  3,075.0
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

              State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The ability of NLIC to pay dividends is subject to restrictions set forth in the insurance laws and regulations of Ohio, its domiciliary state. The Ohio insurance laws require life insurance companies to seek prior regulatory approval to pay a dividend if the fair market value of the dividend, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders' surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the prior year. NLIC's statutory-basis policyholders' surplus as of December 31, 1999 was $1.35 billion and statutory-basis net income for 1999 was $276.2 million. Total dividends paid from surplus in the 12 months preceding September 30, 2000 were $140.0 million. The Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders. NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses, and principal in the future.

              Also available as a source of funds to the Company is a $1 billion revolving credit facility entered into by NFS, NLIC and Nationwide Mutual Insurance Company with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and NLIC maintain statutory surplus in excess of $935 million. The Company had no amounts outstanding under this agreement as of September 30, 2000. The Company also launched a $300 million commercial paper program in early October 2000 which provides an additional source of funds.

              INVESTMENTS

              General

              The Company's assets are divided between separate account and general account assets. As of September 30, 2000, $71.71 billion (or 73%) of the Company's total assets were held in separate accounts and $26.53 billion (or 27%) were held in the Company's general account, including $22.82 billion of general account investments.

              Separate account assets consist primarily of deposits from the Company's variable annuity business. Most separate account assets are invested in various mutual funds. All of the investment risk in the Company's separate account assets is borne by the Company's customers, with the exception of $1.04 billion of policy reserves as of September 30, 2000 ($915.4 million as of December 31, 1999) for which the Company bears the investment risk.

              Fixed Maturity Securities

              The following table summarizes the composition of the Company's general account fixed maturity securities by category.

                                                                      SEPTEMBER 30, 2000          DECEMBER 31, 1999
                                                                  --------------------------- ---------------------------
                                                                     CARRYING        % OF        CARRYING        % OF
                  (in millions)                                       VALUE         TOTAL         VALUE         TOTAL
                  ----------------------------------------------- --------------- ----------- --------------- -----------

                  U.S. government/agencies                        $       270.4        1.8%   $       449.4        2.9%
                  Foreign governments                                     107.9        0.7            110.4        0.7
                  State and political subdivisions                          5.8        -                0.8          -
                  Mortgage-backed securities:
                    U.S. government/agencies                            2,929.5       19.7          3,420.9       22.4
                    Non-government/agencies                               -            -                -          -
                  Corporate:
                    Public                                              6,291.8       42.5          5,950.5       38.9
                    Private                                             5,251.9       35.3          5,364.5       35.1
                                                                  --------------- ----------- --------------- -----------
                                                                  $    14,857.3      100.0%   $    15,296.5      100.0%
                                                                  =============== =========== =============== ===========

              The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company's general account fixed maturity securities, 96% were in the highest two NAIC Designations as of September 30, 2000.

              The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company's general account fixed maturity securities portfolio.

                                                                           AS OF                         AS OF
                                                                     SEPTEMBER 30, 2000            DECEMBER 31, 1999
                                                                  ----------------------      ------------------------
                    NAIC                RATING AGENCY               CARRYING       % OF          CARRYING        % OF
              DESIGNATION (1)    EQUIVALENT DESIGNATION (2)          VALUE         TOTAL          VALUE          TOTAL
              ---------------    --------------------------       ------------    ------      -------------      -----
                                                                                      (in millions)
                      1          Aaa/Aa/A                         $    9,228.5      62.1%     $     9,802.7       64.1%
                      2          Baa                                   5,070.5      34.1            4,990.1       32.6
                      3          Ba                                      394.8       2.7              408.6        2.7
                      4          B                                       111.0       0.8               87.0        0.6
                      5          Caa and lower                            52.5       0.3                8.1        -
                      6          In or near default                        -         -                  -          -
                                                                  ------------     -----      -------------      -----
                                                                  $   14,857.3     100.0%     $    15,296.5      100.0%
                                                                  ============     =====      =============      =====

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

              The Company's general account mortgage-backed security (MBS) investments include residential MBSs and multi-family mortgage pass-through certificates. As of September 30, 2000, MBSs were $2.93 billion (or 20%) of the carrying value of the general account fixed maturity securities available-for-sale, all of which were guaranteed by the U.S. government or an agency of the U.S. government.

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

              Prepayment risk is an inherent risk of holding MBSs. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs. As of September 30, 2000, $1.68 billion (or 57%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs
              (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO/REMIC security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class.

              The following table sets forth the distribution by investment type of the Company's general account MBS portfolio.

                                                                 AS OF SEPTEMBER 30, 2000         AS OF DECEMBER 31, 1999
                                                               -----------------------------    -----------------------------
                                                                  CARRYING         % OF            CARRYING          % OF
                 (in millions)                                     VALUE           TOTAL            VALUE           TOTAL
                 -------------------------------------------   ---------------  ------------    ---------------   -----------
                 Planned Amortization Class                    $     1,676.8        57.2%       $     2,010.1         58.8%
                 Very Accurately Defined Maturity                      390.2        13.3                477.9         14.0
                 Multi-family Mortgage Pass-through
                   Certificates                                        318.2        10.9                367.6         10.8
                 Scheduled                                             107.1         3.7                120.7          3.5
                 Targeted Amortization Class                           101.8         3.5                110.1          3.2
                 Accrual                                                67.9         2.3                 75.7          2.2
                 Sequential                                            112.7         3.8                 93.5          2.7
                 Other                                                 154.8         5.3                165.3          4.8
                                                               ---------------  ------------    ---------------   -----------
                                                               $     2,929.5       100.0%       $     3,420.9        100.0%
                                                               ===============  ============    ===============   ===========

              Mortgage Loans

              As of September 30, 2000, general account mortgage loans were $6.11 billion (or 27%) of the carrying value of consolidated general account invested assets.

              As of September 30, 2000, 0.11% of the Company's mortgage loans were classified as delinquent compared to none a year ago and 0.09% at December 31, 1999. Foreclosed and restructured loans totaled only 0.26% and 0.20% of the Company's mortgage loans as of September 30, 2000, respectively, compared to none and 0.45% as of September 30, 1999, respectively.

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

ITEM 2        CHANGES IN SECURITIES AND USE OF PROCEEDS

              Pursuant to the Stock Retainer Plan for Non-Employee Directors, 1,501 shares of Class A Common Stock were issued by NFS during the third quarter of 2000, at an average price of $37.492 per share to NFS' directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) promulgated thereunder.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5        OTHER INFORMATION

              None.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           10.32 Form of Employment Agreement, dated May 26, 2000, between Nationwide Mutual Insurance Company and W.G. Jurgensen
                           10.33 Form of Employment Agreement, dated July 1, 2000, between Nationwide Financial Services Inc., and Joseph Gasper
                           10.34 Form of Retention Agreement, dated July 1, 2000, between Nationwide Financial Services, Inc. and Joseph Gasper
                           27 Financial Data Schedule (electronic filing only)

                  (b)      Reports on Form 8-K:

                           On October 30, 2000, NFS filed a Current Report on Form 8-K in connection with the release of quarterly earnings results.

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


                                         NATIONWIDE FINANCIAL SERVICES, INC.
                                         -----------------------------------
                                                     (Registrant)



Date:  November 13 , 2000               /s/Mark R. Thresher
                                        -------------------------------------
                                        Mark R. Thresher, Senior Vice
                                             President - Finance
                                        (Chief Accounting Officer)