Form 10-K
period 2000-12-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2001-03-29
CIK 1029786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000          COMMISSION FILE NO. 1-12785

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

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

                                 YES X    NO
                                    ---

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of voting stock held by non-affiliates on
                        March 20, 2001 was $866,691,659.

 The number of shares outstanding of each of the registrant's classes of common stock on March 20, 2001 was as follows:

CLASS A COMMON STOCK (par value $.01 per share) 24,108,252 shares issued and outstanding
CLASS B COMMON STOCK (par value $.01 per share) 104,745,000 shares issued and outstanding
   (Title of Class)

                       DOCUMENTS INCORPORATED BY REFERENCE

 Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 2000 Annual Report to Shareholders. Part III of this Form
    10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for the 2001 Annual Shareholders' Meeting.

                                     PART I

ITEM 1        BUSINESS
------        --------

              OVERVIEW

              Nationwide Financial Services, Inc. (NFS, or collectively with its subsidiaries, the Company) was formed in November 1996 as a holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the retirement savings operations of the Nationwide group of companies (Nationwide). NFS is incorporated in Delaware and maintains its principal executive offices in Columbus, Ohio.

              The Company is a leading provider of long-term savings and retirement products in the United States (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans and other investment products sold to institutions, life insurance and mutual funds and other asset management services. The Company markets its products through a broad distribution network, including independent broker/dealers, brokerage firms, financial institutions, pension plan administrators, life insurance specialists, Nationwide agents, Nationwide Retirement Solutions and The 401(k) Company. The Company believes its unique combination of product innovation and strong distributor relationships positions it to compete effectively in the rapidly growing retirement savings market under various economic conditions.

              The Company has grown substantially in recent years as a result of its long-term investments in developing the distribution channels necessary to reach its target customers and the products required to meet the demands of these customers. The Company believes its growth has been enhanced further by favorable demographic trends, the growing tendency of Americans to supplement traditional sources of retirement income with self-directed investments, such as products offered by the Company and the performance of the financial markets, particularly the U.S. stock markets, in recent years. From 1995 to 2000, the Company's assets grew from $38.51 billion to $93.18 billion, a compound annual growth rate of 19%. Asset growth during this period resulted from sales of the Company's products as well as market appreciation of assets in the Company's separate accounts and in its general account investment portfolio. The Company's sales of variable annuities grew from $4.40 billion in 1995 to $10.40 billion in 2000, a compound annual growth rate of 19%. The Company's separate account assets, which are generated by the sale of variable annuities and variable universal life insurance, grew from 48% of total assets as of December 31, 1995 to 71% of total assets as of December 31, 2000. During this period of substantial growth, the Company controlled its operating expenses by taking advantage of economies of scale and by increasing productivity through investments in technology.

              INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS

              On March 6, 1997, NFS sold, in an initial public offering, 23.6 million shares of its newly-issued Class A common stock for net proceeds of $524.2 million (the Equity Offering). In March 1997, NFS also sold, in companion public offerings, $300.0 million of 8% Senior Notes (the Notes) and, through a wholly owned subsidiary trust, $100.0 million of 7.899% Capital Securities (the Capital Securities). Aggregate net proceeds from the Equity Offering, the offering of the Notes and the sale of the Capital Securities totaled $917.0 million. NFS contributed $836.8 million of the proceeds to the capital of NLIC and retained $80.2 million of the proceeds for general corporate purposes.

              Prior to the initial public offering, NFS was a wholly owned subsidiary of Nationwide Corporation (Nationwide Corp.). Nationwide Corp. continues to own all of the outstanding shares of Class B common stock, which represents 81.4% of the total number of common shares outstanding and 97.8% of the combined voting power of the stockholders of NFS. During the first quarter of 1997, NFS's Board of Directors approved a 104,745 for one split of the Company's Class B common stock, which became effective February 10, 1997.

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

              In addition to the transactions discussed previously, the Company paid dividends of $50.0 million and $850.0 million to Nationwide Corp. on December 31, 1996 and February 24, 1997, respectively, as part of the restructuring.

              BUSINESS SEGMENTS

              The Company has redefined its business segments in order to align this disclosure with the way management currently views its core operations. This updated view better reflects the different economics of the Company's various businesses and also aligns well with the Company's current market focus. As a result, the Company now reports four product segments: Individual Annuity, Institutional Products, Life Insurance and Asset Management. In addition, the Company reports certain other revenues and expenses in a Corporate segment. All 1999 and 1998 amounts have been restated to reflect the new business segments.

              Individual Annuity

              The Individual Annuity segment consists of both variable and fixed annuity contracts. Individual annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at a specified interest rate fixed for a prescribed period. The Company's individual annuity products consist of single premium deferred annuities, flexible premium deferred annuities and single premium immediate annuities.

              Individual Annuity segment revenues, operating income before federal income tax expense and account balances are summarized in the following table.

              (in millions)                                                   2000            1999            1998
              ==========================================================================================================

              Total revenues                                             $   1,112.9      $    970.5       $   844.4
              Operating income before federal income tax expense               276.3           254.4           230.2
              Account balances as of year end                               43,694.9        44,023.7        35,315.2
              ----------------------------------------------------------------------------------------------------------

              The Company is one of the leaders in the development and sale of individual annuities. As of December 31, 2000, the Company was the third largest writer of individual variable annuity contracts in the U.S., according to The Variable Annuity Research & Data Service. The Company believes that demographic trends and shifts in attitudes toward retirement savings will continue to support increased consumer demand for its products. The Company believes that it possesses distinct competitive advantages in the market for variable annuities. Some of the Company's most important advantages include its innovative product offerings and strong relationships with independent, well-known fund managers. Its principal annuity series, The BEST of AMERICA(R), allows the customer to choose from up to 48 investment options managed by premier mutual fund managers. In the aggregate, the Company's group variable annuity products offer over 100 underlying investment options.

              The Company markets its individual annuity products through a broad spectrum of distribution channels, including independent broker/dealers, brokerage firms, financial institutions, pension plan administrators, Nationwide Retirement Solutions and Nationwide agents. The Company seeks to capture a growing share of individual annuity sales in these channels by working closely with its investment managers and product distributors to adapt the Company's products and services to changes in the retail and institutional marketplace in order to enhance its leading position in the market for variable annuities. The Company is following a strategy of extending The BEST of AMERICA brand name to more of its products and distribution channels in an effort to build upon its brand name recognition.

              The Company believes that the variable annuity business is attractive because it generates fee income. In addition, because the investment risk on variable annuities is borne principally by the customer and not the Company, the variable annuity business requires significantly less capital support than fixed annuity and traditional life insurance products. The Company receives income from variable annuity contracts primarily in the form of asset and administration fees. In addition, most of the Company's variable annuity products provide for a contingent deferred sales charge, also known as a "surrender charge" or "back-end load," that is assessed against premium withdrawals in excess of specified amounts made during a specified period, usually the first seven years of the contract. Surrender charges are intended to protect the Company from withdrawals early in the contract period, before the Company has had the opportunity to recover its sales expenses. Generally, surrender charges on individual variable annuity products are 7% of premiums withdrawn during the first year, scaling ratably to 0% for the eighth year and beyond.

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

              Fixed annuity products are marketed to individuals who choose to allocate long-term savings to products that provide a guarantee of principal, a stable net asset value and a guarantee of the interest rate to be credited to the principal amount for some period of time. The Company's individual fixed annuity products are distributed through its unaffiliated and affiliated channels and include single premium deferred annuity contracts, flexible premium deferred annuity contracts and single premium immediate annuity contracts. The Company invests fixed annuity customer deposits in its general account investment portfolio, while variable annuity customer deposits are invested in mutual funds as directed by the customer and are held in the Company's separate account. Unlike variable annuity assets that are held in the Company's separate account, the Company bears the investment risk on assets held in its general account. The Company attempts to earn a spread by investing a customer's deposits for higher yields than the interest rate it credits to the customer's fixed annuity contract.

              During 2000, the average crediting rate on contracts (including the fixed option under the Company's variable contracts) in the Individual Annuity segment was 5.73%. Approximately 78% of the Company's crediting rates on its individual fixed annuity contracts are guaranteed for a period not exceeding 15 months.

              The Company offers individual variable annuities under The BEST of AMERICA brand name. The Company also markets individual variable annuities as "private label" products.

              The BEST of AMERICA Products. The Company's principal individual FPVA contracts are sold under the brand names The BEST of AMERICA-America's Vision(R), The BEST of AMERICA IV(R) and The BEST oF AMERICA-America's FUTURE Annuity(R). The BEST of AMERICA brand name individual variable annuities, which includes the fixed option of individual variable annuities, accounted for $5.59 billion (76%) of the Company's individual annuity sales in 2000 and $34.61 billion (79%) of the Company's individual annuity account balances as of year-end. The Company's The BEST of AMERICA-America's Vision and The BEST of AMERICA-America's FUTURE Annuity products are intended to appeal to distributors in the market for large initial deposits. The contracts require initial minimum deposits of $15,000. The Company's The BEST of AMERICA IV product is intended primarily for the tax-qualified, payroll deduction market, where initial deposits are often smaller. The BEST of AMERICA IV generally pays a lower up-front commission to distributors but requires only $1,500 as an initial deposit. All three products generate an annual asset fee and may also generate annual administration fees for the Company.

              Private Label Variable Annuities. These products accounted for $998.7 million (14%) of the Company's individual annuity sales in 2000 and $5.14 billion (12%) of the Company's individual annuity account balances as of year-end. The Company has developed several private label variable annuity products in conjunction with other financial intermediaries. The products allow financial intermediaries to market products with substantially the same features as the Company's brand name products to their own customer bases under their own brand names. The Company believes these private label products strengthen the Company's ties to certain significant distributors of the Company's products. These contracts generate an annual asset fee and may also generate annual administration fees for the Company.

              Deferred Fixed Annuity Contracts. Deferred annuities consist of single premium deferred annuity (SPDA) contracts and flexible premium deferred annuity (FPDA) contracts. Total deferred fixed annuities accounted for $534.8 million (8%) of the Company's individual annuity sales in 2000 and $2.42 billion (6%) of the Company's individual annuity account balances as of year-end. SPDA and FPDA contracts are distributed through broker/dealers, financial planners, banks and Nationwide agents. SPDA contracts are savings vehicles in which the customer makes a single deposit with the Company. The Company guarantees the customer's principal and credits the customer's account with earnings at an interest rate that is stated and fixed for an initial period, typically at least one year. Thereafter, the Company resets, typically annually, the interest rate credited to the contract based upon market and other conditions. SPDA contracts have no maturity date and remain in force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income for life or for a fixed number of years. FPDA contracts are typically marketed to teachers and employees of tax-exempt organizations as tax-qualified retirement programs. Under these contracts, the Company accepts a single deposit or a series of deposits. Deposits may be paid at intervals that are either regular or irregular. FPDA contracts contain substantially the same guarantee of principal and interest rate terms included in the Company's SPDA contracts. No front-end sales charges are imposed on SPDA and FPDA contracts. However, all such contracts provide for the imposition of certain surrender charges, which are assessed against premium withdrawals in excess of specified amounts and which occur during the surrender charge period. The surrender charges are usually set within the range of 0% and 7% and typically decline from year to year, disappearing after seven contract years.

              Single Premium Immediate Annuity (SPIA) Contracts. SPIA contracts accounted for $127.7 million (2%) of the Company's individual annuity sales for 2000 and $1.52 billion (3%) of the Company's individual annuity account balances as of year-end. The Company's SPIA contracts are offered through its affiliated and unaffiliated distribution channels and are offered as either direct purchases or as fixed annuity options under the Company's various individual and group annuity contracts. SPIAs are annuities that require a one-time deposit in exchange for guaranteed, periodic annuity benefit payments, often for the contract holder's lifetime. SPIA contracts are often purchased by persons at or near retirement age who desire a steady stream of future income.

              Institutional Products

              The Institutional Products segment is comprised of the Company's group pension and payroll deduction business, both public and private sectors, and medium-term note program. The public sector includes the 457 business in the form of fixed and variable annuities as well as administration only business. The private sector includes the 401(k) business generated through fixed and variable annuities, Nationwide Trust Company and The 401(k) Company.

              Institutional Products segment revenues, operating income before federal income tax expense and account balances are summarized in the following table.


              (in millions)                                                   2000            1999            1998
              ==========================================================================================================

              Total revenues                                                $  1,150.9     $   1,042.1     $     991.3
              Operating income before federal income tax expense                 224.6           201.5           164.8
              Account balances as of year end                                 47,154.0        48,321.7        38,582.0
              ----------------------------------------------------------------------------------------------------------

              Institutional products are generally offered as variable and fixed group annuities to employers for use in employee benefit programs and are distributed through unaffiliated and affiliated channels.

              The Company's variable group annuity contracts provide the individual participants the ability to invest in mutual funds managed by independent investment managers and the Company. Deposits may be at regular or irregular intervals and in regular or irregular amounts. The value of the annuity fluctuates in accordance with the investment experience of the mutual funds chosen by the participant. The participant is permitted to withdraw all or part of the accumulated value of the annuity only in accordance with IRS regulations or be subject to a tax penalty. As specified in the FPVA contract, the participant generally can elect from a number of payment options that provide either fixed or variable benefit payments. The Company receives income from variable group annuity contracts primarily in the form of asset and administration fees. In addition, most of the Company's variable annuity products provide for a contingent deferred sales charge, also known as a "surrender charge" or "back-end load," that is assessed against premium withdrawals in excess of specified amounts made during a specified period, usually the first seven years of the contract. Surrender charges are intended to protect the Company from withdrawals early in the contract period, before the Company has had the opportunity to recover its sales expenses.

              The Company's fixed group annuity contracts provide the individual participants a guarantee of principal and a guaranteed interest rate for a specified period of time. The Company attempts to earn a spread by investing a participant's deposits for higher yields than the interest rate credited to the participant's account balance.

              During 2000, the average crediting rate on fixed annuity contracts (including the fixed option under the Company's variable contracts) in the Institutional Products segment was 5.98%. Approximately 64% of the Company's crediting rates on institutional fixed annuity contracts are guaranteed for one quarter then reset by the Company.

              The Company markets employer-sponsored group annuities to both public sector employees for use in connection with plans described under Sections 457 of the Internal Revenue Code (IRC) and to private sector employees for use in connection with IRC Section 401(k) plans. These private sector employer-sponsored group annuities are marketed under several brand names, including The BEST of AMERICA Group Pension Series.

              The BEST of AMERICA Group Pension Series. These group annuity products accounted for $3.93 billion (53%) of the Company's institutional products sales in 2000 and $12.62 billion (27%) of the Company's institutional products account balances as of year-end. The BEST of AMERICA group products are typically offered only on a tax-qualified basis. These products may be structured with a variety of features that may be arranged in over 600 combinations of front-end loads, back-end loads and asset-based fees.

              Section 457 Contracts. These products accounted for $2.15 billion (29%) of the Company's institutional products sales in 2000 and $17.29 billion (37%) of the Company's institutional products account balances as of year-end. The Company offers a variety of group variable annuity contracts that are designed primarily for use in conjunction with plans described under IRC Section 457.
              Section 457 permits employees of state and local governments to defer a certain portion of their yearly income and invest such income on a tax-deferred basis.

              These contracts typically generate an annual asset fee and may also generate annual administration fees for the Company.

              Administration Only Contracts. The Company offers administration and record-keeping services to Section 457 and 401(k) plans outside of a group annuity contract. The Company generally collects a fee calculated as a percentage of plan assets.

              Medium-Term Note Program. The Company's $2 billion medium-term note program represents sales of funding agreements that secure notes issued to foreign investors through a third party trust. This program was launched in July 1999 as a means to expand spread-based product offerings. Sales of funding agreements totaled $1.07 billion in 2000 and accounted for $1.63 billion (3%) of the Company's institutional products account balances as of year-end. Sales under the Company's medium-term note program are not included in reported sales as they do not produce steady production flow that lends itself to meaningful comparisons.

              Life Insurance

              The Company's Life Insurance segment consists of insurance products, including universal life insurance, corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI), which provide a death benefit and also allow the customer to build cash value on a tax-advantaged basis. In recent years, the Company has placed particular emphasis within this segment on the sale of variable life insurance products that offer multiple investment options. The Company distributes its variable universal life insurance products through its unaffiliated distribution channels. The Company's target markets for its life insurance products include the holders of personal automobile and homeowners' insurance policies issued by members of Nationwide and select customers to whom the accumulation of cash values is important.

              Life Insurance segment revenues, operating income before federal income tax expense, policy reserves and life insurance in force are summarized in the following table.

              (in millions)                                                 2000        1999         1998
              ================================================================================================

              Total revenues                                             $   751.3    $   648.0    $   544.1
              Operating income before federal income tax expense             161.1        122.7         88.8
              Life insurance policy reserves as of year end                7,225.5      5,913.8      4,613.4
              Life insurance in force as of year end                      64,390.0     58,563.7     45,830.5
              ------------------------------------------------------------------------------------------------

              Universal Life and Variable Universal Life Insurance Products. The Company offers universal life insurance and variable universal life insurance products including both flexible premium and single premium designs. These products provide life insurance under which the benefits payable upon death or surrender depend upon the policyholder's account value. Universal life insurance provides whole life insurance with flexible premiums and adjustable death benefits. For universal life insurance, the policyholder's account value is credited based on an adjustable rate of return set by the Company relating to current interest rates. For variable universal life insurance, the policyholder's account value is credited with the investment experience of the mutual funds chosen by the customer. The variable universal life insurance products also typically include a general account guaranteed interest investment option. All of the Company's variable universal life insurance products are marketed under the Company's The BEST of AMERICA brand name and have the same wide range of investment options as the Company's variable annuity products. These products are distributed on an unaffiliated basis by independent broker/dealers, brokerage firms, financial institutions and Nationwide agents.

              Traditional Life Insurance Products. The Company offers whole life and term life insurance. Whole life insurance combines a death benefit with a savings plan that increases gradually in amount over a period of years. The customer generally pays a level premium over the customer's expected lifetime. The customer may borrow against the savings and also has the option of surrendering the policy and receiving the accumulated cash value rather than the death benefit. Term life insurance provides only a death benefit without any savings component. Nationwide agents distribute these traditional life insurance products on an unaffiliated basis.

              COLI and BOLI Products. Corporations purchase COLI, while banks purchase BOLI to provide protection against the death of selected employees and to fund non-qualified benefit plans. Corporations or banks may make a single premium payment or a series of premium payments. Premium payments made are credited with a guaranteed interest rate that is fixed for a specified period of time. For variable COLI and BOLI products, the contractholder's account value is credited with the investment experience of the mutual funds selected by the contractholder. Sales of BOLI are not included in reported sales as they do not produce steady production flow that lends itself to meaningful comparisons.

              Asset Management

              The Asset Management segment consists primarily of the Company's investment advisor subsidiary, Villanova Capital, Inc. (Villanova Capital).

              Asset Management segment revenues, operating income before federal income tax expense and assets under management are summarized in the following table.

              (in millions)                                                2000          1999           1998
              =================================================================================================

              Total revenues                                             $    119.4    $   108.6    $    73.9
              Operating income before federal income tax expense                4.5         22.9         14.0
              Assets under management as of year end                       22,953.4     22,866.7     19,825.5
              -------------------------------------------------------------------------------------------------

              The Company manages mutual funds that are offered as investment options for the Company's variable annuities and variable universal life insurance products. Mutual funds are also distributed on a retail basis. In addition to mutual funds, the Company offers stable value funds sold primarily to pension and other retirement plans.

              MARKETING AND DISTRIBUTION

              The Company sells its products through a broad distribution network. Unaffiliated entities that sell the Company's products to their own customer base include independent broker/dealers, national and regional brokerage firms, pension plan administrators, financial institutions, life insurance specialists and Nationwide agents. Representatives, or affiliated entities, of the Company who market products directly to a customer base identified by the Company include Nationwide Retirement Solutions and The 401(k) Company. The Company provides, through both its affiliated and unaffiliated channels, the means for employers sponsoring tax-favored retirement plans (such as those described in IRC Sections 401(k) and 457) to allow their employees to make contributions to such plans through payroll deductions. Typically, the Company receives the right from an employer to market products to employees and arrange to deduct periodic deposits from the employees' regular paychecks. The Company believes that the payroll deduction market is characterized by more predictable levels of sales than other markets because these customers are less likely, even in times of market volatility, to stop making annuity deposits than customers in other markets are. In addition, the Company believes that payroll deduction access to customers provides significant insulation from competition by providing the customer with a convenient, planned method of periodic saving. In both the Pension Market, where the Company's products are distributed primarily through unaffiliated entities, and in the Public Sector Market, where the Company's products are distributed primarily by affiliated entities, payroll deduction is the primary method used for collecting premiums and deposits.

              A table showing sales by distribution channel for each of the last three years is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) on page 27 of the Company's 2000 Annual Report to Shareholders.

              Unaffiliated Entities

              Independent Broker/Dealer and Brokerage Firms. The Company sells individual and group variable annuities, fixed annuities and variable life insurance through independent broker/dealers in all 50 states and the District of Columbia. The Company also utilizes a number of brokerage firms in this channel. The Company believes that it has developed strong broker/dealer relationships based on its diverse product mix, large selection of fund options and administrative technology. In addition to such relationships, the Company believes its financial strength and The BEST of AMERICA brand name are competitive advantages in these distribution channels. The Company regularly seeks to add new broker/dealers and brokerage firms to its distribution network.

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

              Financial Institutions. The Company markets individual variable and fixed annuities (under its brand names and on a private-label basis) and variable universal life insurance through financial institutions, consisting primarily of banks and their subsidiaries. The Company believes that its expertise in training financial institution personnel to sell annuities and pension products, its breadth of product offerings, its financial strength, the Nationwide and The BEST of AMERICA brand names and the ability to offer private label products are competitive advantages in this distribution channel.

              Life Insurance Specialists. The Company markets COLI and BOLI through life insurance specialists, which are firms that specialize in the design, implementation and administration of executive benefit plans.

              Nationwide Agents. The Company sells traditional life insurance, universal life insurance, variable universal life insurance products and individual annuities through licensed Nationwide agents who primarily target the holders of personal automobile and homeowners' insurance policies issued by Nationwide. The Nationwide agents sell exclusively Nationwide products and may not offer products that compete with those of the Company.

              Affiliated Entities

              Nationwide Retirement Solutions. The Company markets various products and services, primarily on a retail basis through several subsidiary sales organizations to the Public Sector Market. The Company markets group variable annuities and fixed annuities as well as administration and record-keeping services to state and local governments for use in their IRC Section 457 retirement programs. The Company believes that its existing relationships with state and local government entities and the Company's sponsorship by such entities as the National Association of Counties (NACO) and The United States Conference of Mayors (USCM) provide it with distinct competitive advantages in this market. NACO sponsorship, which began in 1980 and has been renewed three times, expires December 31, 2005 and USCM sponsorship, which began in 1979 and has been renewed twice, expires on December 31, 2004.

              The 401(k) Company. The Company provides administration and record-keeping services to employers in the Private Sector Market for use in their IRC Section 401(k) retirement programs.

              CORPORATE SEGMENT

              Revenues in the Corporate segment consist primarily of net investment income on invested assets not allocated to the four product segments. Expenses include interest expense on debt, goodwill amortization and unallocated expenses.

              Corporate segment operating revenues and operating loss before federal income tax expense (which excludes realized gains and losses on investments) are summarized in the following table.

              (in millions)                                                      2000            1999            1998
              ==========================================================================================================
              Total operating revenues                                          $ 60.7         $  45.1          $ 40.1
              Operating loss before federal income tax expense                   (17.7)          (17.7)          (10.2)
              ----------------------------------------------------------------------------------------------------------

              REINSURANCE

              The Company follows the customary industry practice of reinsuring a portion of its life insurance and annuity risks with other companies in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. The maximum amount of individual ordinary life insurance retained by the Company on any one life is $1.0 million. The Company cedes insurance primarily on an automatic basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria and on a facultative basis, under which the reinsurer's prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company has entered into reinsurance contracts to cede a portion of its individual annuity business to The Franklin Life Insurance Company (Franklin) and beginning in 2000 with Security Benefit Life Insurance Company (SBL). Total recoveries due from Franklin were $97.7 million and $143.6 million as of December 31, 2000 and 1999, respectively, while amounts due from SBL totaled $45.4 million as of December 31, 2000. Under the terms of the contract, Franklin and SBL have each established a trust as collateral for the recoveries. The trust assets are invested in investment grade securities, the market value of which must at all times be greater than or equal to 102% and 100% of the reinsured reserves for Franklin and SBL, respectively. The Company has no other material reinsurance arrangements with unaffiliated reinsurers. The only material reinsurance agreements the Company has with affiliates are the modified coinsurance agreements pursuant to which NLIC reinsured all of its accident and health and group life insurance business to other members of Nationwide as described in note 16 to the Company's consolidated financial statements.

              RATINGS

              Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating organizations continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company's ratings could have a material adverse effect on the Company's ability to market its products and could increase the surrender of the Company's annuity products. Both of these consequences could, depending upon the extent thereof, have a material adverse effect on the Company's liquidity and, under certain circumstances, net income. NLIC is rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength is rated "Aa3" (Excellent) by Moody's Investors Service, Inc. (Moody's), "AA" (Very Strong) by Standard & Poor's, a Division of The McGraw-Hill Companies, Inc. (S&P) and "AA+" (Very Strong) by Fitch.

              The foregoing ratings reflect each rating agency's opinion of NLIC's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed toward the protection of investors. Such factors are of concern to policyholders, agents and intermediaries.

              The Company's financial strength is also reflected in the ratings of the senior notes, capital and preferred securities of subsidiary trusts and commercial paper. The senior notes are rated "A" by S&P and "A2" by Moody's. The capital and preferred securities issued by subsidiary trusts are rated "BBB+" by S&P and "a2" by Moody's. The commercial paper is rated "A-1+" by S&P and "P-1" by Moody's.

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

              On November 12, 1999, the Gramm-Leach-Bliley Act (the Act), was signed into law. The Act modernizes the regulatory framework for financial services in the United States which allows banks, securities firms and insurance companies to affiliate more directly than they have been permitted to do in the past. While the Act facilitates these affiliations, to date no significant competitors of the Company have acquired, or been acquired by, a banking entity under authority of the Act. Nevertheless, it is not possible to anticipate whether such affiliations might occur in the future.

              REGULATION

              General Regulation at State Level

              As an insurance holding company, the Company is subject to regulation by the states in which its insurance subsidiaries are domiciled and/or transact business. Most states have enacted legislation that requires each insurance holding company and each insurance company in an insurance holding company system to register with the insurance regulatory authority of the insurance company's state of domicile and annually furnish financial and other information concerning the operations of companies within the holding company system that materially affect the operations, management or financial condition of the insurers within such system. The Company is subject to the insurance holding company laws in Ohio. Under such laws, all transactions within an insurance holding company system affecting insurers must be fair and equitable and each insurer's policyholder surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. The Ohio insurance holding company laws also require prior notice or regulatory approval of the change of control of an insurer or its holding company and of material intercorporate transfers of assets within the holding company structure. Generally, under such laws, a state insurance authority must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company domiciled in its state.

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

              Insurance companies are required to file detailed annual and quarterly financial statements with state insurance regulators in each of the states in which they do business and their business and accounts are subject to examination by such agencies at any time. In addition, insurance regulators periodically examine an insurer's financial condition, adherence to statutory accounting practices and compliance with insurance department rules and regulations. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or the restructuring of insurance companies.

              As part of their routine regulatory oversight process, state insurance departments conduct detailed examinations periodically (generally once every three to four years) of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the insurance departments of two or three other states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). The most recently completed examination of the Company's insurance subsidiaries was conducted by the Ohio and Delaware insurance departments for the four-year period ended December 31, 1996. The final reports of these examinations did not result in any significant issues or adjustments.

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

              Based on the formula adopted by the NAIC, NLIC's adjusted capital exceeded the level at which the Company would be required to take corrective action by a substantial amount as of December 31, 2000.

              Assessments Against Insurers

              Insurance guaranty association laws exist in all states, the District of Columbia and Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. The amount and timing of any future assessment on the Company's insurance subsidiaries under these laws cannot be reasonably estimated and are beyond the control of the Company and its insurance subsidiaries. A large part of the assessments paid by the Company's insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company's insurance subsidiaries' premium taxes. For the years ended December 31, 2000, 1999 and 1998, the Company paid $0.6 million, $1.0 million and $2.4 million, respectively, in assessments pursuant to state insurance guaranty association laws.

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


              Unitary Savings and Loan Holding Company Status


              Nationwide Trust Company, FSB (Nationwide Trust Company), a wholly owned subsidiary of the Company, is a limited-purpose federal savings bank chartered by the Office of Thrift Supervision of the U.S. Department of the Treasury (the OTS). Nationwide Trust Company is subject to comprehensive regulation and periodic examination by the OTS. As a result of the Company's ownership of Nationwide Trust Company, the Company is a unitary savings and loan holding company subject to regulation by the OTS and to the provisions of the Savings and Loan Holding Company Act. As a unitary savings and loan holding company, the Company generally is not restricted as to the types of business activities in which it may engage so long as the Nationwide Trust Company continues to meet the qualified thrift lender test (the QTL Test). Under the Act, existing unitary savings and loan holding companies such as the Company are grandfathered with full powers to continue and expand their current activities. However, if the Company should fail to qualify as a unitary savings and loan holding company (as a result of failure of the QTL test or otherwise), then the types of activities in which the Company and its non-savings association subsidiaries would be able to engage would generally be limited to those eligible for bank holding companies (subject, however, to the Company's ability to elect status as a financial holding company under the Act).

              ERISA Considerations

              On December 13, 1993, the United States Supreme Court issued its opinion in John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank holding that certain assets in excess of amounts necessary to satisfy guaranteed obligations held by John Hancock in its general account under a participating group annuity contract are "plan assets" and therefore subject to certain fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended (ERISA). ERISA requires that fiduciaries perform their duties solely in the interest of ERISA plan participants and beneficiaries, and with the care, skill, prudence and diligence that a prudent person acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims. The Court imposed ERISA fiduciary obligations to the extent that the insurer's general account is not reserved to pay benefits under guaranteed benefit policies (i.e. benefits whose value would not fluctuate in accordance with the insurer's investment experience).

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

              EMPLOYEES

              As of December 31, 2000, the Company had approximately 4,800 employees. None of the employees of the Company are covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.

ITEM 2        PROPERTIES

              Pursuant to an arrangement between NMIC and certain of its subsidiaries, during 2000 the Company leased on average approximately 758,000 square feet of office space primarily in the four building home office complex in Columbus, Ohio. The Company believes that its present facilities are adequate for the anticipated needs of the Company.

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

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              During the fourth quarter of 2000 no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
              MATTERS

              The Class A Common Stock of NFS is traded on the New York Stock Exchange under the symbol "NFS". As of March 2, 2001, NFS had 2,454 registered shareholders of Class A Common Stock.

              There is no established public trading market for the Company's Class B Common Stock. All 104,745,000 shares of Class B Common Stock are owned by Nationwide Corp.

              Information regarding the high and low sales prices of NFS Class A Common Stock and cash dividends declared on such shares, as required by this item, is set forth in the following table:


                                                                             Quarter
                    Quarter Ended             High            Low             Close           Dividends
              ========================================================================================

              March 31, 2000                  $29.94         $19.50          $29.25          $ 0.10
              June 30, 2000                   $34.75         $25.63          $32.88          $ 0.12
              September 30, 2000              $40.75         $32.75          $37.38          $ 0.12
              December 31, 2000               $51.44         $36.94          $47.50          $ 0.12

              March 31, 1999                  $54.13         $39.94          $42.00          $ 0.08
              June 30, 1999                   $49.38         $39.75          $45.25          $ 0.10
              September 30, 1999              $46.75         $34.56          $35.38          $ 0.10
              December 31, 1999               $42.00         $26.75          $27.94          $ 0.10
              ----------------------------------------------------------------------------------------

              Information regarding restrictions on the ability of NFS's insurance subsidiaries to pay dividends to NFS, as required by this item, is set forth under "Item 1:
              Business-Regulation-Regulation of Dividends and Other Payments from Insurance Subsidiaries" above and in note 15 of the consolidated financial statements on page 78 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6        SELECTED CONSOLIDATED FINANCIAL DATA

              Information required by this item is set forth in the table titled "Five Year Summary" on pages 49 and 50 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Information required by this item is set forth on pages 23 through 48 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Information required by this item is set forth on pages 43 through 48 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Information required by this item is set forth on pages 51 through 87 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference. Reference is made to the index to consolidated financial statements included in Item 14.

              Financial statement schedules are included on pages 24 through 31 herein. Reference is made to the index to financial statement schedules included on page 19 herein.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

              None.

                                    PART III

ITEM 10       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              The information set forth under the caption "Election of Directors" on pages 4 through 6 of the Company's 2000 Proxy Statement is incorporated herein by reference.

              EXECUTIVE OFFICERS OF THE REGISTRANT


              Name                             Age        Position with the Company
              -------------------------------- ---------- ------------------------------------------------------------------

              Dimon Richard McFerson           64         Chairman (retired December 30, 2000)
              William G. Jurgensen             49         Chairman of the Board and Chief Executive Officer
              Joseph J. Gasper                 57         President and Chief Operating Officer
              Galen R. Barnes                  54         Executive Vice President
              Richard D. Headley               52         Executive Vice President
              Michael S. Helfer                55         Executive Vice President--Corporate Strategy
              Donna A. James                   43         Executive Vice President--Chief Administrative Officer
              Robert A. Oakley                 54         Executive Vice President--Chief Financial Officer
              Robert J. Woodward, Jr.          59         Executive Vice President--Chief Investment Officer
              John R. Cook, Jr.                57         Senior Vice President--Chief Communications Officer
              David A. Diamond                 46         Senior Vice President--Corporate Controller
              Philip C. Gath                   53         Senior Vice President--Chief Actuary--Nationwide Financial
              Patricia R. Hatler               46         Senior Vice President, General Counsel and Secretary
              Richard A. Karas                 58         Senior Vice President--Sales--Financial Services
              Gregory S. Lashutka              57         Senior Vice President--Corporate Relations
              Mark R. Thresher                 44         Senior Vice President--Finance (Chief Accounting Officer)
              Susan A. Wolken                  50         Senior Vice President--Product Management and Nationwide
                                                            Financial Marketing

              Business experience for each of the individuals listed in the above table is set forth below.


              DIMON R. MCFERSON, until his retirement in December 2000, was Chief Executive Officer of Nationwide since December 1992. He was Chairman and Chief Executive Officer of the Company since December 1996 and a director of the Company since November 1996. Mr. McFerson was also a director of Nationwide Life Insurance Company and Nationwide Mutual Insurance Company since April 1988 and Chairman and Chief Executive Officer of Nationwide Life Insurance Company and Nationwide Mutual Insurance Company since April 1996. He was elected Chief Executive Officer of Nationwide Life Insurance Company in December 1992, and President and Chief Executive Officer of Nationwide Life Insurance Company in December 1993. He was President and General Manager of Nationwide Mutual Insurance Company from April 1988 to April 1991; President and Chief Operating Officer of Nationwide Mutual Insurance Company from April 1991 to December 1992; and President and Chief Executive Officer of Nationwide Mutual Insurance Company from December 1992 to April 1996. Mr. McFerson was with Nationwide for 21 years.

              W. G. JURGENSEN has been Chairman of the Board and Chief Executive Officer of the Company since January 2001, Chief Executive Officer from August 2000, Chief Executive Officer--Elect from May to July 2000 and a director of the Company since May 2000. He has also been Chief Executive Officer of Nationwide Mutual Insurance Company and Nationwide Life Insurance Company since August 2000, Chief Executive Officer--Elect from May to August 2000 and a director of Nationwide Mutual and Nationwide Life since May 2000. Previously, he was Executive Vice President of Bank One Corporation from 1998 to 2000. Mr. Jurgensen was Executive Vice President of First Chicago NBD Corporation and Chairman of FCC National Bank from 1996 to 1998.

              JOSEPH J. GASPER has been President and Chief Operating Officer of the Company since December 1996 and a Director of the company since November 1996. Mr. Gasper has been President and Chief Operating Officer and Director of Nationwide Life Insurance Company since April 1996. Previously, he was Executive Vice President--Property and Casualty Operations of Nationwide Mutual Insurance Company and Nationwide Life Insurance Company from April 1995 to April 1996. He was Senior Vice President--Property and Casualty Operations of Nationwide Mutual Insurance Company and Nationwide Life Insurance Company from September 1993 to April 1995. Prior to that time, Mr. Gasper held numerous positions with Nationwide. Mr. Gasper has been with Nationwide for 34 years.

              GALEN R. BARNES has been Executive Vice President of the Company since December 1996. Mr. Barnes has been Director, President and Chief Operating Officer of Nationwide Mutual Insurance Company, Nationwide Mutual Fire Insurance Company, Nationwide Property and Casualty Insurance Company and Nationwide General Insurance Company since April 1999. He served as President of Nationwide Insurance Enterprise from April 1996 to April 1999. He was Director and Vice Chairman of the Wausau Insurance Companies, a Nationwide affiliate, from September 1996 to December 1998; and Director, President and Chief Operating Officer from May 1993 to September 1996. Mr. Barnes was Senior Vice President of Nationwide from May 1993 to April 1996. Prior to that time, Mr. Barnes held several positions within Nationwide. Mr. Barnes has been with Nationwide for 24 years.

              RICHARD D. HEADLEY has been Executive Vice President of the Company since August 2000. Previously he was Executive Vice President--Chief Information Technology Officer of the Company from August 1999 to August 2000. He was Senior Vice President--Chief Information Technology Officer of the Company from October 1997 to August 1999. Mr. Headley has been Executive Vice President of Nationwide since July 2000. Previously he was Executive Vice President--Chief Information Technology Officer of Nationwide from August 1999 to August 2000. He was Senior Vice President--Chief Information Technology Officer of Nationwide from October 1997, to May 1999. Previously, Mr. Headley was Chairman and Chief Executive Officer of Banc One Services Corporation from 1992 to October 1997.

              MICHAEL S. HELFER has been Executive Vice President--Corporate Strategy of the Company and Nationwide since August 2000. Mr. Helfer was a Partner with Wilmer, Cutler and Pickering from 1978 to October 2000.

              DONNA A. JAMES has been Executive Vice President--Chief Administrative Officer of the Company and Nationwide since August 2000. She was Senior Vice President--Chief Human Resources Officer of the Company from August 1999 to August 2000. She was Senior Vice President--Human Resources of the Company from December 1997 to August 1999. Ms. James was Senior Vice President--Chief Human Resources Officer from May 1999 to July 2000 and Senior Vice President--Human Resources of Nationwide from December 1997 to May 1999. Previously she was Vice President--Human Resources of Nationwide from July 1996 to December 1997. Prior to that time Ms. James was Vice President--Assistant to the CEO of Nationwide from March 1996 to July 1996. From May 1994 to March 1996 she was Associate Vice President--Assistant to the CEO for Nationwide. Prior to that time, Ms. James held several positions within Nationwide. Ms. James has been with Nationwide for 19 years.

              ROBERT A. OAKLEY has been Executive Vice President--Chief Financial Officer of the Company since December 1996. Mr. Oakley has been Executive Vice President--Chief Financial Officer of Nationwide since April 1995. Previously, he was Senior Vice President--Chief Financial Officer of Nationwide from October 1993 to April 1995. Prior to that time, Mr. Oakley held several positions within Nationwide. Mr. Oakley has been with Nationwide for 25 years.

              ROBERT J. WOODWARD, JR. has been Executive Vice President--Chief Investment Officer of the Company since December 1996. Mr. Woodward has been Executive Vice President--Chief Investment Officer of Nationwide since August 1995. Previously, he was Senior Vice President--Fixed Income Investments of Nationwide from March 1991 to August 1995. Prior to that time, Mr. Woodward held several positions within Nationwide. Mr. Woodward has been with Nationwide for 36 years.

              JOHN R. COOK, JR. has been Senior Vice President--Chief Communications Officer of the Company since October 1997. Mr. Cook has been Senior Vice President--Chief Communications Officer of Nationwide since May 1997. Previously, Mr. Cook was Senior Vice President--Chief Communications Officer of USAA from July 1989 to May 1997.

              DAVID A. DIAMOND has been Senior Vice President--Corporate Controller of the Company since August 1999. He was Vice President--Controller of the Company from December 1996 to August 1999. Mr. Diamond has been Senior Vice President--Corporate Controller of Nationwide since August 1999. He was Vice President--Controller of Nationwide from August 1996 to August 1999. Previously, he was Vice President--Controller of Nationwide Life Insurance Company from October 1993 to August 1996. Prior to that time, Mr. Diamond held several positions within Nationwide. Mr. Diamond has been with Nationwide for 12 years.

              PHILIP C. GATH has been Senior Vice President--Chief Actuary--Nationwide Financial of the Company since June 1998. Mr. Gath has been Senior Vice President--Chief Actuary--Nationwide Financial of Nationwide since May 1998. Previously, Mr. Gath was Vice President--Product Manager--Individual Variable Annuity of the Company from July 1997 to May 1998. Mr. Gath was Vice President--Individual Life Actuary from August 1989 to July 1997. Prior to that time, Mr. Gath held several positions within Nationwide. Mr. Gath has been with Nationwide for 32 years.

              PATRICIA R. HATLER has been Senior Vice President, General Counsel and Secretary of the Company since May 2000. Ms Hatler was Senior Vice President and General Counsel from August 1999 to May 2000. She has been Senior Vice President, General Counsel and Secretary of Nationwide since April 2000, and was Senior Vice President and General Counsel from July 1999 to April 2000. Prior to that time, she was General Counsel and Corporate Secretary of Independence Blue Cross from 1983 to July 1999.

              RICHARD A. KARAS has been Senior Vice President--Sales--Financial Services of the Company since December 1996. Mr. Karas has been Senior Vice President--Sales--Financial Services of Nationwide since March 1993. Previously, he was Vice President--Sales--Financial Services of Nationwide from February 1989 to March 1993. Prior to that time, Mr. Karas held several positions within Nationwide. Mr. Karas has been with Nationwide for 36 years.

              GREGORY S. LASHUTKA has been Senior Vice President--Corporate Relations of the Company since January 2000. Mr. Lashutka has been Senior Vice President--Corporate Relations of Nationwide since January 2000. Previously, he was Mayor of the City of Columbus
              (Ohio) from January 1992 to December 1999.

              MARK R. THRESHER has been Senior Vice President--Finance of the Company since May 1999. He was Vice President--Finance and Treasurer of the Company from February 1997 to May 1999.
              Mr. Thresher has been Senior Vice President--Finance--Nationwide Financial of Nationwide Life Insurance Company since May 1999. He was Vice President--Controller of Nationwide Life Insurance Company from August 1996 to May 1999. He was Vice President and Treasurer of the Company from December 1996 to February 1997 and Vice President and Treasurer of Nationwide from June 1996 to August 1996. Previously, Mr. Thresher served as a partner with KPMG LLP from July 1988 to May 1996.

              SUSAN A. WOLKEN has been Senior Vice President--Product Management and Nationwide Financial Marketing of the Company since May 1999. She was Senior Vice President--Life Company Operations of the Company from June 1997 to May 1999. Ms. Wolken has been Senior Vice President--Product Management and Nationwide Financial Marketing of Nationwide since May 1999. Previously, she was Senior Vice President--Life Company Operations of Nationwide from June 1997 to May 1999. She was Senior Vice President--Enterprise Administration of Nationwide from July 1996 to June 1997. Prior to that time, she was Senior Vice President--Human Resources of Nationwide from April 1995 to July 1996. From September 1993 to April 1995 Ms. Wolken was Vice President--Human Resources of Nationwide. From October 1989 to September 1993 she was Vice President--Individual Life and Health Operations of Nationwide. Ms. Wolken has been with Nationwide for 26 years.

ITEM 11       EXECUTIVE COMPENSATION

              Information required by this item is set forth from the heading "Executive Compensation and Other Information" on pages 8 through 21 of the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              Information required by this item is set forth under the caption "Beneficial Ownership of Common Stock" on pages 2 through 4 of the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Information required by this item is set forth under the caption "CERTAIN TRANSACTIONS" on pages 25 through 28 of the Company's 2000 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                 Annual
                                                                                                                 Report
                                                                                                                  Page
                                                                                                                ----------

              CONSOLIDATED FINANCIAL STATEMENTS:
                Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998             51
                Consolidated Balance Sheets as of December 31, 2000 and 1999                                       52
                Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000,
                  1999 and 1998                                                                                    53
                Consolidated Statements of Cash Flows for the  years ended December 31, 2000,
                  1999 and 1998                                                                                    54
                Notes to Consolidated Financial Statements                                                        55-86
                Independent Auditors' Report                                                                       87

                                                                                                                  Form
                                                                                                                  10-K
                                                                                                                  Page
                                                                                                                ----------

              INDEX TO FINANCIAL STATEMENT SCHEDULES                                                               22

              EXHIBIT INDEX                                                                                        32

              REPORTS ON FORM 8-K:
                On February 2, 2001, NFS filed a Current Report on Form 8-K in connection with the release of quarterly earnings results.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)



                                       By /s/ W. G. Jurgensen
                                         ----------------------
                                        W. G. Jurgensen, Chief Executive
                                        Officer and Chairman of the Board


Date:  February 7, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ W. G. Jurgensen                           February 7, 2001    /s/ Joseph J. Gasper                         March 5, 2001
--------------------------------------------- ------------------- -------------------------------------------- -------------------
W. G.  Jurgensen,  Chief  Executive  Officer         Date         Joseph J. Gasper, President, Chief                  Date
and Chairman of the Board                                         Operating Officer and Director



/s/ James G. Brocksmith, Jr.                  February 7, 2001    /s/ Charles L. Fuellgraf, Jr.                February 7, 2001
--------------------------------------------- ------------------- -------------------------------------------- -------------------
James G. Brocksmith, Jr., Director                   Date         Charles L. Fuellgraf, Jr., Director                 Date



/s/ Henry S. Holloway                         February 7, 2001    /s/ Lydia Micheaux Marshall                  February 7, 2001
--------------------------------------------- ------------------- -------------------------------------------- -------------------
Henry S. Holloway, Director                          Date         Lydia Micheaux Marshall, Director                   Date



/s/ Donald L. McWhorter                       February 7, 2001    /s/ David O. Miller                          February 7, 2001
--------------------------------------------- ------------------- -------------------------------------------- -------------------
Donald L. McWhorter, Director                        Date         David O. Miller, Director                           Date



/s/ James F. Patterson                        February 7, 2001    /s/ Gerald D. Prothro                        February 7, 2001
--------------------------------------------- ------------------- -------------------------------------------- -------------------
James F. Patterson, Director                         Date         Gerald D. Prothro, Director                         Date



/s/ Arden L. Shisler                          February 7, 2001    /s/ Robert A. Oakley                         February 7, 2001
--------------------------------------------- ------------------- -------------------------------------------- -------------------
Arden L. Shisler, Director                           Date         Robert A. Oakley, Executive Vice                    Date
                                                                  President - Chief Financial Officer



/s/ Mark R. Thresher                          February 7, 2001
--------------------------------------------- -------------------
Mark R. Thresher, Senior Vice President -            Date
 Finance (Chief Accounting Officer)

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                                                                            Page
                                                                                                                          ---------

Independent Auditors' Report on Financial Statement Schedules                                                                23

Schedule I        Consolidated Summary of Investments - Other Than Investments in Related Parties
                    as of December 31, 2000                                                                                  24

Schedule II       Condensed Financial Information of Registrant                                                              25

Schedule III      Supplementary Insurance Information as of December 31, 2000, 1999 and 1998
                    and for each of the years then ended                                                                     29

Schedule IV       Reinsurance as of December 31, 2000, 1999 and 1998 and for each of the years then ended                    30

Schedule V        Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998                     31

    All other schedules are omitted because they are not applicable or not required, or because the required information has been included in the audited consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT
                        ON FINANCIAL STATEMENT SCHEDULES




The Board of Directors
Nationwide Financial Services, Inc.:


Under date of January 26, 2001, we reported on the consolidated balance sheets of Nationwide Financial Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG  LLP

Columbus, Ohio
January 26, 2001

                                                                      SCHEDULE I

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                  (in millions)

                             As of December 31, 2000

-----------------------------------------------------------------------------   -------------  --------------  ---------------
                                  Column A                                        Column B       Column C         Column D
-----------------------------------------------------------------------------   -------------  --------------  ---------------
                                                                                                                 Amount at
                                                                                                                which shown
                                                                                                                   in the
                                                                                                  Market        consolidated
                             Type of Investment                                     Cost           value       balance sheet
-----------------------------------------------------------------------------   -------------  --------------  ---------------
Fixed maturity securities available-for-sale:
   Bonds:
      U.S. Government and government agencies and authorities                   $   3,005.8      $ 3,081.4     $   3,081.4
      States, municipalities and political subdivisions                                 8.6            8.8             8.8
      Foreign governments                                                              94.1           95.6            95.6
      Public utilities                                                              1,186.6        1,195.9         1,195.9
      All other corporate                                                          11,002.8       11,115.5        11,115.5
                                                                                -------------  --------------  ---------------
          Total fixed maturity securities available-for-sale                       15,297.9       15,497.2        15,497.2
                                                                                -------------  --------------  ---------------

Equity securities available-for-sale:
   Common stocks:
      Industrial, miscellaneous and all other                                         149.1          150.2           150.2
   Non-redeemable preferred stock                                                       -              -               -
                                                                                -------------  --------------  ---------------
          Total equity securities available-for-sale                                  149.1          150.2           150.2
                                                                                -------------  --------------  ---------------

Mortgage loans on real estate, net                                                  6,214.4                        6,168.3(1)
Real estate, net:
   Investment properties                                                              255.0                          270.1(2)
   Acquired in satisfaction of debt                                                    42.1                           40.6(2)
Policy loans                                                                          562.6                          562.6
Other long-term investments                                                           110.1                          111.8(3)
Short-term investments                                                                558.4                          558.4
                                                                                -------------                  ---------------
          Total investments                                                      $ 23,189.6                     $ 23,359.2
                                                                                =============                  ===============

----------

(1) Difference from Column B is primarily due to valuation allowances due to impairments on mortgage loans on real estate. See note 3 to the consolidated financial statements.

(2) Difference from Column B primarily results from undistributed earnings from an unconsolidated real estate subsidiary that is carried on the equity method, offset in part by valuation allowances for accumulated depreciation or valuation allowances due to imparements on real estate. See note 3 to the consolidated financial statements.

(3) Difference from Column B is primarily due to operating gains and/or losses of investments in limited partnerships.


See accompanying independent auditors' report.

                                                                     SCHEDULE II


              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (in thousands)

                            Condensed Balance Sheets

                                                                                                 December 31,
                                                                                        -------------------------------
                                       Assets                                                2000            1999
                                       ------
                                                                                        --------------- ---------------

Investment in subsidiaries                                                                $ 3,409,753     $ 2,958,751
Short-term investments                                                                         69,048          34,287
Long-term investments                                                                          10,000               -
Cash                                                                                           11,777           1,368
Accrued investment income                                                                         105             105
Other assets                                                                                  144,367         132,865
                                                                                        --------------- ---------------
                                                                                          $ 3,645,050     $ 3,127,376
                                                                                        =============== ===============

                        Liabilities and Shareholders' Equity
                        ------------------------------------

Long-term debt                                                                           $    607,703    $    607,685
Other liabilities                                                                              39,892          32,548
                                                                                        --------------- ---------------
                                                                                              647,595         640,233
                                                                                        --------------- ---------------

Shareholders' equity                                                                        2,997,455       2,487,143
                                                                                        --------------- ---------------
                                                                                          $ 3,645,050     $ 3,127,376
                                                                                        =============== ===============




                         Condensed Statements of Income

                                                                                            Years Ended December 31,
                                                                                 -----------------------------------------------
                                                                                      2000            1999            1998
                                                                                 --------------- --------------- ---------------

Revenues:
  Dividends received from subsidiaries                                               $ 176,000       $ 243,500       $ 103,000
  Investment income                                                                      4,630           5,062           4,467
  Realized losses on investments                                                        (5,000)              -         (10,589)
  Other                                                                                      -               -              79
                                                                                 --------------- --------------- ---------------
                                                                                       175,630         248,562          96,957
                                                                                 --------------- --------------- ---------------
Expenses:
  Interest expense on long-term debt                                                    48,318          47,900          35,587
  Other operating expenses                                                               9,494           3,515           3,175
                                                                                 --------------- --------------- ---------------
                                                                                        57,812          51,415          38,762
                                                                                 --------------- --------------- ---------------
    Income before federal income tax benefit                                           117,818         197,147          58,195
Federal income tax benefit                                                              21,144          16,951          15,459
                                                                                 --------------- --------------- ---------------

    Income before equity in net income of subsidiaries                                 138,962         214,098          73,654
Equity in undistributed net income of subsidiaries                                     296,014         167,197         258,716
                                                                                 --------------- --------------- ---------------
    Net income                                                                       $ 434,976       $ 381,295       $ 332,370
                                                                                 =============== =============== ===============

See accompanying notes to condensed financial statements and independent auditors' report.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 (in thousands)

                       Condensed Statements of Cash Flows

                                                                                             Years ended December 31,
                                                                                     --------------------------------------------
                                                                                       2000            1999            1998
                                                                                     ------------ --------------- ---------------

Cash flows from operating activities:
  Net income                                                                         $  434,976       $ 381,295       $ 332,370
  Adjustments to reconcile net income to net cash provided by operating activities:
      Equity in net income of subsidiaries                                             (296,014)       (167,197)       (258,716)
      Amortization                                                                        8,979           2,737           1,281
      Realized losses on investments                                                      5,000               -          10,589
      Other, net                                                                         57,353         (59,188)        (27,349)
                                                                                     ------------ --------------- ---------------
        Net cash provided by operating activities                                       210,294         157,647          58,175
                                                                                     ------------ --------------- ---------------

Cash flows from investing activities:
  Cash paid to acquire companies and capital contributed to subsidiaries                (22,575)       (221,607)       (105,970)
  Other, net                                                                           (122,721)        111,259        (115,286)
                                                                                     ------------ --------------- ---------------
        Net cash used in investing activities                                          (145,296)       (110,348)       (221,256)
                                                                                     ------------ --------------- ---------------

Cash flows from financing activities:
  Net proceeds from issuance of long-term debt                                                -               -         199,901
  Cash dividends paid                                                                   (56,720)        (46,269)        (35,990)
  Other, net                                                                              2,131            (508)             16
                                                                                     ------------ --------------- ---------------
        Net cash (used in) provided by financing activities                             (54,589)        (46,777)        163,927
                                                                                     ------------ --------------- ---------------
Net increase in cash                                                                     10,409             522             846

Cash, beginning of year                                                                   1,368             846               -
                                                                                     ------------ --------------- ---------------
Cash, end of year                                                                    $   11,777     $     1,368    $        846
                                                                                     ============ =============== ===============

See accompanying notes to condensed financial statements and independent auditors' report.



              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 (in thousands)

                     Notes to Condensed Financial Statements

(1)      ORGANIZATION AND PRESENTATION

         Nationwide Financial Services, Inc. (NFS) is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the retirement savings operations of the Nationwide Group of Companies. On March 6, 1997, NFS sold, in an initial public offering,
         23.6 million shares of its newly-issued Class A common stock for net proceeds of $524,191 (the Equity Offering). In March 1997, NFS also sold, in companion public offerings, $300,000 of 8% Senior Notes (the Notes) and, Nationwide Financial Services Capital Trust (NFSCT), a wholly owned subsidiary of NFS, issued $100,000 of 7.899% Capital Securities (the Capital Securities). Concurrent with the sale of the Capital Securities by NFSCT, NFS sold to NFSCT $103,093 in principal amount of its 7.899% Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures). Aggregate net proceeds from the Equity Offering, the offering of the Notes and the sale of the 7.899% Junior Subordinated Debentures totaled $920,053. NFS contributed $836,780 and $3,093 of the proceeds to the capital of NLIC and NFSCT, respectively, and retained $80,180 of the proceeds for general corporate purposes.

         Prior to the initial public offering, NFS was a wholly owned subsidiary of Nationwide Corporation (Nationwide Corp.). Nationwide Corp. continues to own all of the outstanding shares of Class B common stock, which represents approximately 97.8% of the combined voting power of the shareholders of NFS.

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

(2)      LONG-TERM DEBT AND GUARANTEES

         Long-term debt outstanding as of December 31, 2000 and 1999 consists of the following:

                                                                                                        2000            1999
                                                                                                   --------------   --------------
             8% Senior Notes due March 1, 2027 (net of unamortized discount of
                  $1,576 in 2000 and $1,594 in 1999)                                                   $ 298,424       $ 298,406
             7.899% Junior Subordinated Deferrable Interest Debentures due March 1, 2037                 103,093         103,093
             7.10% Junior Subordinated Deferrable Interest Debentures due October 31, 2028               206,186         206,186
                                                                                                   --------------   --------------
                                                                                                       $ 607,703       $ 607,685
                                                                                                   ==============   ==============

         The Notes are redeemable in whole or in part, at the option of NFS, at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The Notes are not subject to any sinking fund payments. The terms of the Notes contain various restrictive covenants including limitations on the disposition of subsidiaries. As of December 31, 2000, NFS was in compliance with all such covenants. NFS made interest payments on the Notes of $24,000 in 2000 and 1999.

See accompanying independent auditors' report.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                 (in thousands)

               Notes to Condensed Financial Statements, Continued

         The 7.899% Junior Subordinated Debentures are redeemable by NFS in whole at any time or in part from time to time at par plus an applicable make-whole premium. The 7.899% Junior Subordinated Debentures will mature or be called simultaneously with the Capital Securities. The Capital Securities, through obligations of NFS under the 7.899% Junior Subordinated Debentures, the Capital Securities Guarantee Agreement and the related Declaration of Trust and Indenture, are fully and unconditionally guaranteed by NFS. NFS made interest payments on the 7.899% Junior Subordinated Debentures of $8,143 in 2000, 1999 and 1998

         On October 19, 1998, Nationwide Financial Services Capital Trust II (NFSCTII) sold, in a public offering, $200,000 of 7.10% Trust Preferred Securities representing preferred undivided beneficial interests in the assets of NFSCTII generating net proceeds of $193,700. Concurrent with the sale of the Preferred Securities, NFS sold to NFSCTII $206,186 of 7.10% Junior Subordinated Debentures due October 31, 2028. The 7.10% Junior Subordinated Debentures are the sole assets of NFSCTII and are redeemable, in whole or in part, on or after October 19, 2003 at a redemption price equal to the principal amount to be redeemed plus any accrued and unpaid interest. The Preferred Securities have a liquidation amount of $25 per security and must be redeemed by NFSCTII when the 7.10% Junior Subordinated Debentures mature or are redeemed by NFS.

         The Preferred Securities, through obligations of NFS under the 7.10% Junior Subordinated Debentures, the Preferred Securities Guarantee Agreement and the related Amended and Restated Declaration of Trust, are fully and unconditionally guaranteed by NFS. Distributions on the Preferred Securities are cumulative and payable quarterly beginning January 31, 1999. NFS made interest payments on the 7.10% Junior Subordinated Debentures of $14,639 in 2000 and 1999.


See accompanying independent auditors' report.

                                                                    SCHEDULE III

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION
                                  (in millions)
   As of December 31, 2000, 1999 and 1998 and for each of the years then ended

---------------------------------------- --------------- -------------------- ------------------ ------------------- --------------
               Column A                     Column B          Column C            Column D            Column E         Column F
                                            Deferred        Future policy                           Other policy
                                             policy       benefits, losses,       Unearned           claims and
                                          acquisition        claims and           premiums        benefits payable     Premium
                Segment                      costs          loss expenses            (1)                (1)            revenue
---------------------------------------- --------------- -------------------- ------------------ ------------------- --------------

2000: Individual Annuity                   $ 1,718.7         $   7,068.5                                               $   52.7
          Institutional Products               293.7            10,944.0                                                    -
          Life Insurance                       877.8             3,995.6                                                  187.3
          Asset  Management                      -                   -                                                      -
          Corporate                            (17.5)              235.2                                                    -
                                         --------------- --------------------                                       ---------------
             Total                         $ 2,872.7          $ 22,243.3                                                $ 240.0
                                         =============== ====================                                       ===============

1999: Individual Annuity                   $ 1,526.8         $   7,344.5                                               $   26.8
          Institutional Products               275.2            10,833.4                                                    -
          Life Insurance                       702.9             3,519.9                                                  194.0
          Asset  Management                      -                   -                                                      -
          Corporate                             50.9               170.5                                                    -
                                         --------------- --------------------                                       ---------------
             Total                         $ 2,555.8          $ 21,868.3                                                $ 220.8
                                         =============== ====================                                       ===============

1998: Individual Annuity                   $ 1,316.5         $   6,584.1                                               $   23.1
          Institutional Products               248.2             9,792.8                                                    -
          Life Insurance                       574.2             3,225.5                                                  176.9
          Asset  Management                      -                   -                                                      -
          Corporate                           (116.6)              169.8                                                    -
                                         --------------- --------------------                                       ---------------
             Total                         $ 2,022.3          $ 19,772.2                                                $ 200.0
                                         =============== ====================
                                                                                                                    ===============

---------------------------------------- --------------- -------------------- ------------------ ------------------- --------------
               Column A                     Column G          Column H            Column I            Column J         Column K
---------------------------------------- --------------- -------------------- ------------------ ------------------- --------------
                                         Net investment   Benefits, claims,       Amortization           Other
                                             income          losses and       of deferred policy  operating expenses    Premiums
                Segment                       (2)        settlement expenses   acquisition costs          (2)           written
---------------------------------------- --------------- -------------------- ------------------ ------------------- --------------

2000: Individual Annuity                  $    486.2         $     451.9           $ 238.2            $ 146.5
          Institutional Products               828.8               628.8              49.2              248.3
          Life Insurance                       289.2               344.8              64.2              136.7
          Asset  Management                      6.5                 -                 -                114.9
          Corporate                             57.7                 -                 -                 29.9
                                         --------------- -------------------- ------------------ -------------------
             Total                         $ 1,668.4          $  1,425.5           $ 351.6            $ 676.3
                                         =============== ==================== ================== ===================

1999: Individual Annuity                  $    459.0         $     408.8           $ 171.0            $ 136.3
          Institutional Products               771.9               580.9              41.6              218.1
          Life Insurance                       253.1               317.1              60.1              105.7
          Asset  Management                      4.9                 -                 -                 85.7
          Corporate                             41.6                 -                 -                 15.6
                                         --------------- -------------------- ------------------ -------------------
             Total                         $ 1,530.5          $  1,306.8           $ 272.7            $ 561.4
                                         =============== ==================== ================== ===================

1998: Individual Annuity                  $    431.8         $     380.4           $ 129.3            $ 104.5
          Institutional Products               785.6               595.7              38.9              191.9
          Life Insurance                       225.6               268.7              46.4              100.6
          Asset  Management                      1.5                 -                 -                 59.9
          Corporate                             42.3                 -                 -                 15.2
                                         --------------- -------------------- ------------------ -------------------
             Total                         $ 1,486.8          $  1,244.8           $ 214.6            $ 472.1
                                         =============== ==================== ================== ===================

----------

(1) Unearned premiums and other policy claims and benefits payable are included in Column C amounts.
(2) Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results change by segment if different methods were applied.

See accompanying independent auditors' report.

                                                                     SCHEDULE IV

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                   REINSURANCE
                                  (in millions)

   As of December 31, 2000, 1999 and 1998 and for each of the years then ended

------------------------------------   -----------    -----------   ----------  -----------    -------
                   Column A              Column B    Column C        Column D    Column E     Column F
------------------------------------   -----------    -----------   ----------  -----------    -------
                                                                                              Percentage
                                                        Ceded to     Assumed                  of amount
                                          Gross          other      from other      Net        assumed
                                          amount       companies    companies     amount       to net
                                       -----------    -----------   ----------  -----------    -------

2000:
  Life insurance in force              $  95,475.2    $  31,101.6    $  16.4    $  64,390.0      0.0%
                                       ===========    ===========    =======    ===========    =====

  Premiums:
    Life insurance                     $     254.6    $      14.8    $   0.2    $     240.0      0.1%
    Accident and health insurance            150.8          156.8        6.0          -        N/A
                                       -----------    -----------    -------    -----------    -----
        Total                          $     405.4    $     171.6    $   6.2    $     240.0      2.6%
                                       ===========    ===========    =======    ===========    =====


1999:
  Life insurance in force              $  84,845.3    $  26,296.5    $  14.9    $  58,563.7      0.0%
                                       ===========    ===========    =======    ===========    =====

  Premiums:
    Life insurance                     $     242.2    $      22.6    $   1.2    $     220.8      0.6%
    Accident and health insurance            134.9          142.8        7.9          -        N/A
                                       -----------    -----------    -------    -----------    -----
        Total                          $     377.1    $     165.4    $   9.1    $     220.8      4.2%
                                       ===========    ===========    =======    ===========    =====


1998:
  Life insurance in force              $  63,215.9    $  17,413.4    $  28.0    $  45,830.5      0.1%
                                       ===========    ===========    =======    ===========    =====

  Premiums:
    Life insurance                     $     225.4    $      27.4    $   2.0    $     200.0      1.0%
    Accident and health insurance            169.7          179.4        9.7          -          N/A
                                       -----------    -----------    -------    -----------    -----
        Total                          $     395.1    $     206.8    $  11.7    $     200.0      5.8%
                                       ===========    ===========    =======    ===========    =====

----------
Note: The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.


See accompanying independent auditors' report.

                                                                      SCHEDULE V

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                  (in millions)

                  Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------  ------------  ----------------------------  ------------  --------------
                        Column A                            Column B             Column C               Column D      Column E
--------------------------------------------------------  ------------  ----------------------------  ------------  --------------
                                                           Balance at    Charged to     Charged to                   Balance at
                                                            beginning     costs and       other        Deductions      end of
                       Description                          of period     expenses       accounts          (1)         period
--------------------------------------------------------  ------------  ----------------------------  ------------  --------------

2000:
  Valuation allowances - fixed maturity securities          $    -          $  -           $  -         $    -         $   -
  Valuation allowances - mortgage loans on real estate          44.4           4.1            -              3.2          45.3
  Valuation allowances - real estate                             5.5           0.4            -              0.7           5.2
                                                          ------------  -------------- -------------  ------------  --------------
      Total                                                   $ 49.9         $ 4.5         $  -            $ 3.9        $ 50.5
                                                          ============  ============== =============  ============  ==============


1999:
  Valuation allowances - fixed maturity securities           $   7.5        $  -           $  -            $ 7.5      $    -
  Valuation allowances - mortgage loans on real estate          42.4           0.7            1.3   2        -            44.4
  Valuation allowances - real estate                             5.4           0.9            -              0.8           5.5
                                                          ------------  -------------- -------------  ------------  --------------
      Total                                                   $ 55.3         $ 1.6          $ 1.3          $ 8.3        $ 49.9
                                                          ============  ============== =============  ============  ==============


1998:
  Valuation allowances - fixed maturity securities          $    -           $ 7.5         $  -           $  -         $   7.5
  Valuation allowances - mortgage loans on real estate          42.5          (0.1)           -              -            42.4
  Valuation allowances - real estate                            11.1          (5.7)           -              -             5.4
                                                          ------------  -------------- -------------  ------------  --------------
      Total                                                   $ 53.6         $ 1.7         $  -           $  -          $ 55.3
                                                          ============  ============== =============  ============  ==============

----------
(1) Amounts represent direct write-downs charged against the valuation allowance.
(2) Allowance on acquired mortgage loans.


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

    10.2.1   First Amendment to the Tax Sharing Agreement among Nationwide
               Mutual Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance Company (previously filed as Exhibit 10.2.1 to Form 10-K, Commission File No. 1-12785, filed March 31, 1998,and incorporated herein by reference)

    10.2.2   Second Amendment to the Tax Sharing Agreement among Nationwide
               Mutual Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance Company

    10.2.3   Third Amendment to the Tax Sharing Agreement among Nationwide
               Mutual Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance Company

    10.3     Form of First Amendment to Cost Sharing Agreement among parties named therein (previously filed as Exhibit 10.3 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

    10.4     Modified Coinsurance Agreement between Nationwide Life Insurance
               Company and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.4 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

    10.5     Five Year Credit Agreement, dated May 25, 2000, among Nationwide
               Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks named therein and Bank One, NA, as agent

    10.5.1   Amendment dated as of September 29, 2000 to the Five Year Credit
               Agreement dated as of May 25, 2000 among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Bank One, NA, as agent

    10.6     364-Day Credit Agreement, dated May 25, 2000, among Nationwide
               Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks named therein and Bank One, NA, as agent

    10.6.1   Amendment dated as of September 29, 2000 to the 364-Day Credit
               Agreement dated as of May 25, 2000 among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Bank One, NA, as agent

    10.7     Form of Lease Agreement between Nationwide Mutual Insurance
               Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.7 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

  Exhibit
  -------

    10.8     Form of Amended and Restated Nationwide Financial Services, Inc.
               1996 Long-Term Equity Compensation Plan

    10.9     General Description of Nationwide Performance Incentive Plan

    10.10    General Description of Nationwide Office of Investments Incentive
               Plan

    10.11    Nationwide Insurance Excess Benefit Plan effective as of
               December 31, 1996 (previously filed as Exhibit 10.11 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

    10.12    Nationwide Insurance Supplemental Retirement Plan effective as of December 31, 1996 (previously filed as Exhibit 10.12 to Form S-1, Registration Number 333-18527, filed March 5, 1997,and incorporated herein by reference)

    10.13    Nationwide Salaried Employees Severance Pay Plan (previously filed as Exhibit 10.13 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

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

    10.17    Deferred Compensation Agreement, dated as of September 3, 1979, between Nationwide Mutual Insurance Company and D. Richard McFerson (previously filed as Exhibit 10.17 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

    10.18    Nationwide Financial Services, Inc. Stock Retainer Plan for
               Non-Employee Directors (previously filed as Exhibit 10.18 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

    10.19    Investment Agency Agreement between Nationwide Cash Management
               Company and Nationwide Financial Services, Inc. and certain subsidiaries of Nationwide Financial Services, Inc. (previously filed as Exhibit 10.19 to Form 10-K, Commission File No. 1-12785, filed March 29, 2000, and incorporated herein by reference)

    10.20    Master Repurchase Agreement between Nationwide Life Insurance
               Company, Nationwide Life and Annuity Insurance Company, and Nationwide Mutual Insurance Company and certain of its Subsidiaries and affiliates (previously filed as Exhibit 10.20 to Form 10-K, Commission File No. 1-12785, filed March 29, 2000, and incorporated herein by reference)

    10.21    Stock Purchase and Sale Agreement between Nationwide Corporation and Nationwide Financial Services, Inc. (previously filed as
               Exhibit 10.21 to Form 10-K, Commission File No. 1-12785, filed March 29, 2000, and incorporated herein by reference)

    10.22    Stock Purchase and Sale Agreement between Nationwide Financial
               Services, Inc. and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.22 to Form 10-K, Commission File No. 1-12785, filed March 29, 2000, and incorporated herein by reference)

    10.23    Form of Option Agreement between Villanova Global Asset Management
               Trust and Villanova Capital, Inc. (previously filed as Exhibit
               10.23 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

    10.24    Form of Employment Agreement, dated January 1, 2000, between
               Nationwide Mutual Insurance Company and John Cook (previously filed as Exhibit 10.24 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

    10.25    Form of Employment Agreement, dated January 1, 2000, between
               Nationwide Mutual Insurance Company and Patricia Hatler (previously filed as Exhibit 10.25 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

    10.26    Form of Employment Agreement, dated January 1, 2000, between
               Nationwide Mutual Insurance Company and Richard Headley (previously filed as Exhibit 10.26 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

  Exhibit
  -------

    10.27    Form of Employment Agreement, dated January 1, 2000, between
               Nationwide Mutual Insurance Company and Donna James (previously filed as Exhibit 10.27 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

    10.28    Form of Employment Agreement, dated January 1, 2000, between
               Nationwide Mutual Insurance Company and Greg Lashutka (previously filed as Exhibit 10.28 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

    10.29    Form of Employment Agreement, dated January 1, 2000, between
               Nationwide Mutual Insurance Company and Robert Oakley (previously filed as Exhibit 10.29 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

    10.30    Form of Employment Agreement, dated January 1, 2000, between
               Nationwide Mutual Insurance Company and Robert Woodward (previously filed as Exhibit 10.30 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

    10.31    Form of Employment Agreement, dated January 1, 2000, between
               Nationwide Mutual Insurance Company and Michael Helfer (previously filed as Exhibit 10.31 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

    10.32    Form of Employment Agreement, dated May 26, 2000, between
               Nationwide Mutual Insurance Company and W.G. Jurgensen (previously filed as Exhibit 10.32 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

    10.33    Form of Employment Agreement, dated July 1, 2000, between
               Nationwide Financial Services Inc. and Joseph Gasper (previously filed as Exhibit 10.33 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

    10.34    Form of Retention Agreement, dated July 1, 2000, between
               Nationwide Financial Services, Inc. and Joseph Gasper (previously filed as Exhibit 10.34 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

    12       Computation of Ratio of Earnings to Fixed Charges

    13       Pages 23-87 of the Company's 2000 Annual Report to Shareholders

    21       Subsidiaries of the Registrant

    23       Consent of KPMG LLP, Independent Auditors

    27       Financial Data Schedule (electronic filing only)

----------
All other exhibits referenced by Item 601 of Regulation S-K are not required under the related instructions or are inapplicable and therefore have been omitted.