Form 10-Q
period 2001-03-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2001-05-11
CIK 1029786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001       COMMISSION FILE NO. 1-12785


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

                                  YES X  NO
                                  -----  --

The number of shares outstanding of each of the registrant's classes of common stock on May 4, 2001 was as follows:

CLASS A COMMON STOCK (par value $0.01 per share) - 24,110,586 shares issued and outstanding
       (Title of Class)

CLASS B COMMON STOCK (par value $0.01 per share) - 104,745,000 shares issued and outstanding
       (Title of Class)

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX


PART I       FINANCIAL INFORMATION

             Item 1      Unaudited Consolidated Financial Statements                              3

             Item 2      Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                14

             Item 3      Quantitative and Qualitative Disclosures About Market Risk              30

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                       30

             Item 2      Changes in Securities                                                   30

             Item 3      Defaults Upon Senior Securities                                         31

             Item 4      Submission of Matters to a Vote of Security Holders                     31

             Item 5      Other Information                                                       31

             Item 6      Exhibits and Reports on Form 8-K                                        31

SIGNATURE                                                                                        32

                         PART I - FINANCIAL INFORMATION

ITEM 1      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                            ----------------------------------
                                                                                                 2001               2000
==============================================================================================================================

REVENUES
  Policy charges                                                                               $  267.9           $  272.7
  Life insurance premiums                                                                          63.9               66.9
  Net investment income                                                                           426.2              410.4
  Net realized losses on investments, hedging instruments and hedged items                         (4.0)              (3.0)
  Other                                                                                            48.1               48.8
------------------------------------------------------------------------------------------------------------------------------
                                                                                                  802.1              795.8
------------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances                                              302.2              294.2
  Other benefits and claims                                                                        65.0               67.3
  Policyholder dividends on participating policies                                                 10.5               12.0
  Amortization of deferred policy acquisition costs                                                94.2               85.9
  Interest expense on debt and capital and preferred securities of subsidiary trusts               14.1               11.8
  Other operating expenses                                                                        162.9              170.6
------------------------------------------------------------------------------------------------------------------------------
                                                                                                  648.9              641.8
------------------------------------------------------------------------------------------------------------------------------

    Income before federal income tax expense and cumulative effect of adoption of
     accounting principle                                                                         153.2              154.0
Federal income tax expense                                                                         40.7               49.2
------------------------------------------------------------------------------------------------------------------------------
     Income before cumulative effect of adoption of accounting principle                          112.5              104.8
Cumulative effect of adoption of accounting principle, net of tax                                  (4.8)               -
------------------------------------------------------------------------------------------------------------------------------
    Net income                                                                                 $  107.7           $  104.8
==============================================================================================================================

NET INCOME PER COMMON SHARE
  Basic                                                                                         $  0.84            $  0.82
  Diluted                                                                                       $  0.83            $  0.82

Weighted average common shares outstanding                                                        128.8              128.6
Weighted average diluted common shares outstanding                                                129.1              128.6


See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                     (in millions, except per share amounts)


                                                                                        (UNAUDITED)         DECEMBER 31,
                                                                                      MARCH 31, 2001            2000
============================================================================================================================
ASSETS
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity securities (cost $15,678.3 in 2001; $15,297.9 in 2000)                 $ 16,112.8         $ 15,497.2
    Equity securities (cost $95.8 in 2001; $149.1 in 2000)                                      81.6              150.2
  Mortgage loans on real estate, net                                                         6,349.9            6,168.3
  Real estate, net                                                                             309.3              310.7
  Policy loans                                                                                 572.8              562.6
  Other long-term investments                                                                  110.3              111.8
  Short-term investments                                                                       750.2              558.4
----------------------------------------------------------------------------------------------------------------------------
                                                                                            24,286.9           23,359.2
----------------------------------------------------------------------------------------------------------------------------

Cash                                                                                            50.9               62.7
Accrued investment income                                                                      274.0              252.5
Deferred policy acquisition costs                                                            2,914.2            2,872.7
Other assets                                                                                   774.4              662.7
Assets held in separate accounts                                                            58,733.5           65,968.8
----------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 87,033.9         $ 93,178.6
============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits and claims                                                         $ 22,666.8         $ 22,243.3
Short-term borrowings                                                                          179.0              118.7
Long-term debt                                                                                 298.4              298.4
Other liabilities                                                                            1,659.4            1,251.9
Liabilities related to separate accounts                                                    58,733.5           65,968.8
----------------------------------------------------------------------------------------------------------------------------
                                                                                            83,537.1           89,881.1
----------------------------------------------------------------------------------------------------------------------------
NFS-obligated mandatorily redeemable capital and preferred securities
  of subsidiary trusts holding solely junior subordinated debentures of NFS                    300.0              300.0
----------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock, $.01 par value. Authorized 50.0 million shares; no shares
    issued and outstanding                                                                       -                  -
  Class A common stock, $.01 par value. Authorized 750.0 million shares,
    24.1 million shares issued and outstanding                                                   0.2                0.2
  Class B common stock, $.01 par value. Authorized 750.0 million shares,
    104.7 million shares issued and outstanding                                                  1.0                1.0
  Additional paid-in capital                                                                   645.1              640.8
  Retained earnings                                                                          2,338.9            2,245.5
  Accumulated other comprehensive income                                                       219.4              114.5
  Other                                                                                         (7.8)              (4.5)
----------------------------------------------------------------------------------------------------------------------------
                                                                                             3,196.8            2,997.5
----------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 87,033.9         $ 93,178.6
============================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                   Three Months Ended March 31, 2001 and 2000
                                  (in millions)




                                                                                         ACCUMULATED
                                          CLASS A    CLASS B  ADDITIONAL                     OTHER                      TOTAL
                                           COMMON    COMMON    PAID-IN      RETAINED     COMPREHENSIVE              SHAREHOLDERS'
                                           STOCK      STOCK    CAPITAL      EARNINGS     INCOME (LOSS)   OTHER         EQUITY
=================================================================================================================================


Balance as of January 1, 2000               $ 0.2     $ 1.0      $ 634.9    $ 1,867.4      $  (15.5)      $ (0.9)     $ 2,487.1

Comprehensive income:
    Net income                                -         -            -          104.8           -            -            104.8
    Net unrealized losses on
       securities available-for-sale
       arising during the period,
       net of tax                             -         -            -            -            (6.8)         -             (6.8)
                                                                                                                   --------------
    Total comprehensive income                                                                                             98.0
                                                                                                                   --------------
Cash dividends declared                       -         -            -          (13.0)          -            -            (13.0)
Other, net                                    -         -            5.4          -             -           (3.7)           1.7
---------------------------------------------------------------------------------------------------------------------------------
Balance as of March 31, 2000                $ 0.2     $ 1.0      $ 640.3    $ 1,959.2      $  (22.3)      $ (4.6)     $ 2,573.8
---------------------------------------------------------------------------------------------------------------------------------


BALANCE AS OF JANUARY 1, 2001               $ 0.2     $ 1.0      $ 640.8    $ 2,245.5      $  114.5       $ (4.5)     $ 2,997.5

Comprehensive income:
    Net income                                -         -            -          107.7           -            -            107.7
    Net unrealized gains on
       securities available-for-sale
       arising during the period,
       net of tax                             -         -            -            -           100.6          -            100.6
    Cumulative effect of adoption
       of accounting principle, net
       of tax                                 -         -            -            -             3.6          -              3.6
    Accumulated net gains on cash
       flow hedges, net of tax                -         -            -            -             0.7          -              0.7
                                                                                                                   --------------
    Total comprehensive income                                                                                            212.6
                                                                                                                   --------------
Cash dividends declared                       -         -            -          (15.5)          -            -            (15.5)
Other, net                                    -         -            4.3          1.2           -           (3.3)           2.2
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 2001                $ 0.2     $ 1.0      $ 645.1    $ 2,338.9       $ 219.4       $ (7.8)     $ 3,196.8
=================================================================================================================================



See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES


                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                   Three Months Ended March 31, 2001 and 2000
                                  (in millions)

                                                                                                2001              2000
  ==========================================================================================================================

  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                               $    107.7       $     104.8
    Adjustments to reconcile net income to net cash provided by operating activities:
      Interest credited to policyholder account balances                                          302.2             294.2
      Capitalization of deferred policy acquisition costs                                        (200.8)           (189.9)
      Amortization of deferred policy acquisition costs                                            94.2              85.9
      Amortization and depreciation                                                                (4.0)              0.2
      Realized losses on investments, hedging instruments and hedged items                          4.0               3.0
      Cumulative effect of adoption of accounting principle                                         7.4                 -
      Increase in accrued investment income                                                       (21.5)             (6.0)
      Decrease (increase) in other assets                                                           9.4             (58.9)
      Increase in policy liabilities                                                                5.3              61.6
      Increase in other liabilities                                                               121.3              92.9
      Other, net                                                                                    0.3               0.9
  --------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                 425.5             388.7
  --------------------------------------------------------------------------------------------------------------------------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of securities available-for-sale                                       907.2             715.5
    Proceeds from sale of securities available-for-sale                                            34.7             258.2
    Proceeds from repayments of mortgage loans on real estate                                     190.9             125.1
    Proceeds from sale of real estate                                                               0.1               2.1
    Proceeds from repayments of policy loans and sale of other invested assets                     29.3              10.7
    Cost of securities available-for-sale acquired                                             (1,262.5)           (821.0)
    Cost of mortgage loans on real estate acquired                                               (354.0)           (216.2)
    Cost of real estate acquired                                                                   (0.1)             (1.5)
    Short-term investments, net                                                                  (191.8)            350.8
    Other, net                                                                                     46.5             (89.8)
  --------------------------------------------------------------------------------------------------------------------------
        Net cash (used in) provided by investing activities                                      (599.7)            333.9
  --------------------------------------------------------------------------------------------------------------------------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of short-term borrowings                                            60.3               -
    Cash dividends paid                                                                           (15.4)            (13.0)
    Increase in investment and universal life insurance product account balances                1,283.9             962.3
    Decrease in investment and universal life insurance product account balances               (1,167.9)         (1,677.5)
    Other, net                                                                                      1.5              (3.9)
  --------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                                       162.4            (732.1)
  --------------------------------------------------------------------------------------------------------------------------

  Net decrease in cash                                                                            (11.8)             (9.5)

  Cash, beginning of period                                                                        62.7              22.5
  --------------------------------------------------------------------------------------------------------------------------
  Cash, end of period                                                                      $       50.9      $       13.0
  ==========================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES


              Notes to Unaudited Consolidated Financial Statements
                        Three Months Ended March 31, 2001

(1)      Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries (NFS or collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America, which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2000 included in the Company's 2000 Annual Report to Shareholders.

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

         The calculations of basic and diluted earnings per share are as follows:

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      -----------------------------
           (in millions, except per share amounts)                                         2001            2000
           ==========================================================================================================

           Basic and diluted income before cumulative effect of adoption
               of accounting principle                                                $    112.5      $    104.8
           Cumulative effect of adoption of accounting principle, net of tax:               (4.8)            -
           ----------------------------------------------------------------------------------------------------------
           Basic and diluted net income                                                    107.7           104.8
           ==========================================================================================================

           Weighted average common shares outstanding - basic                              128.8           128.6
           Dilutive effect of stock options                                                  0.3             -
           ----------------------------------------------------------------------------------------------------------
           Weighted average common shares outstanding - diluted                            129.1           128.6
           ==========================================================================================================

           Income before cumulative effect of adoption of accounting principle per common share:
             Basic                                                                    $      0.88     $      0.82
             Diluted                                                                  $      0.87     $      0.82

           Cumulative effect of adoption of accounting principle per common share, net of tax:
             Basic                                                                    $     (0.04)    $      -
             Diluted                                                                  $     (0.04)    $      -

           Net income per common share:
             Basic                                                                    $      0.84     $      0.82
             Diluted                                                                  $      0.83     $      0.82

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

(3)      New Accounting Principle
         ------------------------

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, was adopted by the Company effective January 1, 2001.

         SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

         As of January 1, 2001, the Company had $755.4 million notional amount of freestanding derivatives with a market value of ($7.0) million. All other derivatives qualified for hedge accounting under SFAS 133. The adoption of SFAS 133 resulted in the Company recording a net transition adjustment loss of $4.8 million (net of related income tax of $2.6 million) in net income. In addition, a net transition adjustment loss of $3.6 million (net of related income tax of $2.0 million) was recorded in accumulated other comprehensive income at January 1, 2001. The adoption of SFAS 133 resulted in the Company derecognizing $17.0 million of deferred assets related to hedges, recognizing $10.9 million of additional derivative instrument liabilities and $1.3 million of additional firm commitment assets, while also decreasing hedged future policy benefits by $3.0 million and increasing the carrying amount of hedged investments by $10.6 million. Further, the adoption of SFAS 133 resulted in the Company reporting total derivative instrument assets and liabilities of $44.8 million and $107.1 million, respectively, as of January 1, 2001. See also note 4.

         Also, the Company expects that the adoption of SFAS 133 will increase the volatility of reported earnings and other comprehensive income. The amount of volatility will vary with the level of derivative and hedging activities and fluctuations in market interest rates and foreign currency exchange rates during any period.

(4)      Derivatives
         -----------

         QUALITATIVE DISCLOSURE

         Interest Rate Risk Management

         The Company is exposed to changes in the fair value of fixed rate investments (commercial mortgage loans and corporate bonds) due to changes in interest rates. To manage this risk, the Company enters into various types of derivative instruments to minimize fluctuations in fair values resulting from changes in interest rates. The Company principally uses interest rate swaps and short Eurodollar futures to manage this risk.

         Under interest rate swaps, the Company receives variable interest rate payments and makes fixed rate payments, thereby creating floating rate investments.

         Short Eurodollar futures change the fixed rate cash flow exposure to variable rate cash flows. With short Eurodollar futures, if interest rates rise (fall), the gains (losses) on the futures adjust the fixed rate income on the investments, thereby creating floating rate investments.

         As a result of entering into commercial mortgage loan and private placement commitments, the Company is exposed to changes in the fair value of the commitment due to changes in interest rates during the commitment period. To manage this risk, the Company enters into short Treasury futures.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

         With short Treasury futures, if interest rates rise (fall), the gains (losses) on the futures will offset the change in fair value of the commitment.

         Floating rate investments (commercial mortgage loans and corporate bonds) expose the Company to fluctuations in cash flow and investment income due to changes in interest rates. To manage this risk, the Company enters into receive fixed, pay variable over-the-counter interest rate swaps or long Eurodollar futures strips to convert the variable rate investments to a fixed rate.

         In using interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments, thereby creating fixed rate assets.

         The long Eurodollar futures change the variable rate cash flow exposure to fixed rate cash flows. With long Eurodollar futures, if interest rates rise (fall), the losses (gains) on the futures are used to reduce the variable rate income on the investments, thereby creating fixed rate investments.

         Foreign Currency Risk Management

         In conjunction with the Company's medium-term note programs, the Company issues both fixed and variable rate liabilities denominated in foreign currencies. The Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and interest rates. To manage this risk, the Company enters into cross-currency interest rate swaps to convert these liabilities to a variable US dollar rate.

         For a fixed rate liability, the cross-currency interest rate swap is structured to receive a fixed rate, in the foreign currency, and pay a variable US dollar rate, generally 3-month libor. For a variable rate liability, the cross-currency interest rate swap is structured to receive a variable rate, in the foreign currency, and pay a variable US dollar rate, generally 3-month libor.

         The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and interest rates. To manage this risk, the Company uses cross-currency interest rate swaps to convert these assets to variable US dollar rate instruments.

         Cross-currency interest rate swaps are structured to pay a fixed rate, in the foreign currency, and receive a variable US dollar rate, generally 3-month libor.

         Non-Hedging Derivatives

         The Company may enter into over-the-counter basis swaps (receive one variable rate, pay another variable rate) to change the rate characteristics of a specific investment to better match the variable rate paid on a liability. While the pay-side terms of the basis swap will line up with the terms of the asset, the Company may not be able to match the receive-side terms of the derivative to a specific liability; therefore, basis swaps may not receive hedge accounting treatment.

        QUANTITATIVE DISCLOSURE

         Fair Value Hedges

         Changes in the fair value of derivative instruments designated as fair value hedges, and the corresponding changes in the fair value of the hedged asset or liability, attributable to the risk being hedged, are included in net realized losses on investments, hedging instruments and hedged items in the consolidated statements of income. Amounts receivable or payable under interest rate swaps are recognized as an adjustment to net investment income or interest credited to policyholder account balances consistent with the nature of the hedged item.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

         During the quarter ended March 31, 2001, a loss of $1.7 million was recognized in net realized losses on investments, hedging instruments and hedged items. This represents the ineffective portion of the fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instrument's change in value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

         Cash Flow Hedges

         Changes in the fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income
         (AOCI). Amounts receivable or payable under interest rate swaps are recognized as an adjustment to net investment income or interest credited to policyholder account balances consistent with the nature of the hedged item. In the event that a derivative instrument was liquidated and the hedged item remained on the books, the gain or loss on the derivative would be reclassified out of AOCI over the life of the underlying asset. The Company is not anticipating any reclassification out of AOCI over the next 12-month period.

         Net realized losses on investments, hedging instruments and hedged items include less than $0.1 million of net gains for the quarter ended March 31, 2001 representing the ineffective portion of the cash flow hedging relationships. There were no gains or losses attributable to the portion of the derivative instruments' change in value excluded from the assessment of hedge effectiveness.

         Other Derivative Instruments, Including Embedded Derivatives

         Net realized losses on investments for the quarter ended March 31, 2001 include a loss of $0.5 million, related to other derivative instruments, including embedded derivatives. A $38.0 million loss was recorded in the quarter ended March 31, 2001 on the change in value of cross-currency interest rate swaps hedging variable rate medium term notes denominated in foreign currencies. An offsetting gain of $37.2 million was recorded to reflect the change in spot rates during the quarter on these variable rate liabilities. Additional gains of $0.3 million were also recorded related to other derivative instruments not receiving hedge accounting treatment and embedded derivatives.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

(5)      Comprehensive Income (Loss)
         ---------------------------

         Comprehensive income (loss) includes net income as well as certain items that are reported directly within a separate component of shareholders' equity that bypass net income. Other comprehensive income
         (loss) is comprised of unrealized gains (losses) on securities available-for-sale and accumulated net gains on cash flow hedges. The related before and after federal income tax amounts are as follows:

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     -------------------------------
         (in millions)                                                                    2001            2000
         ===========================================================================================================

         Unrealized gains (losses) on securities available-for- sale arising during the period:
              Gross                                                                  $     215.7     $     (31.8)
              Adjustment to deferred policy acquisition costs                              (65.1)           20.6
              Related federal income tax (expense) benefit                                 (52.7)            3.9
         -----------------------------------------------------------------------------------------------------------
                   Net                                                                      97.9            (7.3)
         -----------------------------------------------------------------------------------------------------------

         Reclassification adjustment for net losses on securities
            available-for-sale realized during the period:
              Gross                                                                          4.2             0.7
              Related federal income tax benefit                                            (1.5)           (0.2)
         -----------------------------------------------------------------------------------------------------------
                   Net                                                                       2.7             0.5
         -----------------------------------------------------------------------------------------------------------

         Other comprehensive income (loss) on securities available-for-sale                100.6            (6.8)
         -----------------------------------------------------------------------------------------------------------

         Accumulated net gain on cash flow hedges:
               Transition adjustment                                                         5.6             -
               Gross                                                                         1.1             -
               Related federal income tax expense                                           (2.4)            -
         -----------------------------------------------------------------------------------------------------------
                    Other comprehensive income on cash flow hedges                           4.3             -
         -----------------------------------------------------------------------------------------------------------

         Total other comprehensive income (loss)                                     $     104.9     $      (6.8)
         ===========================================================================================================

(6)      Segment Disclosures
         -------------------

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

         The Institutional Products segment is comprised of the Company's group and payroll deduction business, both public and private sectors, and medium-term note programs. The public sector includes the 457 business in the form of fixed and variable annuities as well as administration only business. The private sector includes the 401(k) business generated through fixed and variable annuities, Nationwide Trust Company and The 401(k) Company.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

         The Life Insurance segment consists of insurance products, including universal life insurance, corporate-owned life insurance products
         (COLI) and bank-owned life insurance (BOLI), which provide a death benefit and also allow the customer to build cash value on a tax-advantaged basis.

         The Asset Management segment consists primarily of the Company's investment advisor subsidiary, Villanova Capital, Inc.

         In addition to the product segments, the Company reports a Corporate segment. The Corporate segment includes net investment income not allocated to the four product segments, unallocated expenses, interest expense on debt and goodwill amortization. In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items in the Corporate segment.

         The following table summarizes the financial results of the Company's business segments for the three months ended March 31, 2001 and 2000.


                                              Individual   Institutional       Life         Asset
         (in millions)                          Annuity      Products       Insurance     Management     Corporate       Total
         ==========================================================================================================================
         2001
         Net investment income                  $   125.7     $   211.8       $   79.9        $  0.7        $    8.1     $   426.2
         Other operating revenue                    144.2          72.7          133.0          29.6             0.4         379.9
         --------------------------------------------------------------------------------------------------------------------------
            Total operating revenue(1)              269.9         284.5          212.9          30.3             8.5         806.1
         --------------------------------------------------------------------------------------------------------------------------
         Interest credited to policyholder
            account balances                        101.3         158.1           42.8           -               -           302.2
         Amortization of deferred policy
            acquisition costs                        57.7          12.8           23.7           -               -            94.2
         Interest expense on debt and
            capital and preferred securities
            of subsidiary trusts                        -             -              -           -              14.1          14.1
         Other benefits and expenses                 50.4          60.5           94.3          28.9             4.3         238.4
         --------------------------------------------------------------------------------------------------------------------------
            Total benefits and expenses             209.4         231.4          160.8          28.9            18.4         648.9
         --------------------------------------------------------------------------------------------------------------------------
         Operating income (loss) before
            federal income tax expense (1)           60.5          53.1           52.1           1.4            (9.9)        157.2
         Net realized losses on investments,
            hedging instruments and
            hedged items                              -             -              -             -              (4.0)         (4.0)
         --------------------------------------------------------------------------------------------------------------------------
         Income (loss) before federal
            income tax expense and cumulative
            effect of adoption of accounting
            principle                                60.5          53.1           52.1           1.4           (13.9)        153.2
         ==========================================================================================================================

         Assets as of period end                $41,932.2     $34,161.0       $8,285.1        $176.6        $2,479.0     $87,033.9
         ==========================================================================================================================

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                                Individual  Institutional  Life       Asset
         (in millions)                            Annuity      Products  Insurance  Management  Corporate    Total
         ==============================================================================================================

          2000
          Net investment income                   $   123.4   $   206.8   $   65.8   $  2.1    $   12.3    $   410.4
          Other operating revenue                     163.5        79.6      116.1     27.7         1.5        388.4
         --------------------------------------------------------------------------------------------------------------
             Total operating revenue(1)               286.9       286.4      181.9     29.8        13.8        798.8
         --------------------------------------------------------------------------------------------------------------
          Interest credited to policyholder
             account balances                         101.6       159.2       33.4      -           -          294.2
          Amortization of deferred policy
             acquisition costs                         56.7        12.3       16.9      -           -           85.9
          Interest expense on debt and
             capital and preferred securities
             of subsidiary trusts                       -           -          -        -          11.8         11.8
          Other benefits and expenses                  58.5        62.4       96.0     25.9         7.1        249.9
         --------------------------------------------------------------------------------------------------------------
             Total benefits and expenses              216.8       233.9      146.3     25.9        18.9        641.8
         --------------------------------------------------------------------------------------------------------------
          Operating income (loss) before
             federal income tax expense(1)             70.1        52.5       35.6      3.9        (5.1)       157.0
          Net realized losses on investments,
             hedging instruments and
             hedged items                               -           -          -        -          (3.0)        (3.0)
         --------------------------------------------------------------------------------------------------------------
          Income (loss) before federal
             income tax expense and cumulative
             effect of adoption of accounting
             principle                                 70.1        52.5       35.6      3.9        (8.1)       154.0
         ==============================================================================================================

          Assets as of period end                 $47,651.9   $40,921.2   $7,069.8   $228.6    $1,503.7    $97,375.2
         ==============================================================================================================

         ---------
         (1) Excludes net realized gains and losses on investments, hedging instruments and hedged items.

(7)      Contingencies

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

              NFS is the holding company for Nationwide Life Insurance Company
              (NLIC) and other companies that comprise the domestic retirement savings operations of the Nationwide group of companies (Nationwide). The Company is a leading provider of long-term savings and retirement products and sells a diverse range of products including individual annuities, private and public sector pension plans, life insurance and mutual funds as well as investment management and administrative services. The Company markets its products through a broad distribution network, including independent broker/dealers, brokerage firms, financial institutions, pension plan administrators, life insurance specialists, Nationwide Retirement Solutions, The 401(k) Company and Nationwide agents.

              Management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include, among others, the following possibilities: (i) change in Nationwide's control of the Company through its beneficial ownership of approximately 97.8% of the combined voting power of all the outstanding common stock and approximately 81.3% of the economic interest in the Company; (ii) the Company's primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the Company's subsidiaries to pay such dividends; (iii) the potential impact on the Company's reported net income that could result from the adoption of certain accounting standards issued by the Financial Accounting Standards Board; (iv) tax law changes impacting the tax treatment of life insurance and investment products; (v) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (vi) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (vii) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (viii) inability to carry out marketing and sales plans, including, among others, development of new products and/or changes to certain existing products and acceptance of the new and/or revised products in the market; (ix) changes in interest rates and the capital markets causing a reduction of investment income and/or asset fees, reduction in the value of the Company's investment portfolio or a reduction in the demand for the Company's products; (x) general economic and business conditions which are less favorable than expected; (xi) unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations; and (xii) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts.

              BUSINESS OUTLOOK

              As part of the Company's disclosure procedures, the Company has incorporated a business outlook section as a permanent part of its earnings release, conference call and MD&A. The business outlook is intended to provide investors and analysts with management's expectations and forecasts regarding key drivers to the Company's business. As such, the following statements, which were announced on April 30, 2001 as part of the Company's earnings release, were based on then current business conditions and are forward-looking. Due to the inherent difficulty in forecasting the short-term performance of the equity markets, as measured by the S&P 500, and the related performance of the Company's separate account assets, the information provided below incorporates a range of possible results that are intended to illustrate the sensitivity of the Company's revenue and earnings to the ultimate performance of the equity markets. To the extent that actual equity market performance varies from that assumed in the illustration below, our results will vary accordingly.

              - Should the equity markets and the related performance of the Company's separate account assets achieve a return of 0 to 2 percent per quarter, earned evenly throughout the balance of the year, operating earnings per share for the full year 2001 would be within a range of $3.50 to $3.65.

              - Utilizing the same equity market assumptions noted above, revenue growth would be within a range of 0 to 5 percent for the full year 2001 and return on equity for the full year would be within a range of 14.0 to 15.0 percent.

              - Consistent with the realization of certain tax minimization strategies, our effective tax rate is expected to be no more than 27 percent for the full year 2001.


              The Company's ability to meet the indicated outlook and expectations is subject to the factors described in the introduction section immediately above. Following the end of each quarter, Nationwide Financial has a "quiet period" when it no longer publishes or updates its current expectations and forecasts and company representatives will not comment concerning the company's financial results or expectations. The quiet period will extend until the day when the Company's next earnings release is published. Prior to the start of the quiet period (July 9, 2001), investors can continue to rely on the earnings release and web site as still being the Company's current expectations on matters covered, unless the Company publishes a notice stating otherwise.


              RESULTS OF OPERATIONS

              In addition to net income, the Company reports net operating income, which excludes net realized gains and losses on investments, hedging instruments and hedged items and cumulative effect of adoption of accounting principle. Net operating income is commonly used in the insurance industry as a measure of on-going earnings performance.

              The following table reconciles the Company's reported net income to net operating income for the first quarter of 2001 and 2000. All earnings per share amounts are presented on a diluted basis.


                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         -------------------------------
              (in millions, except per share amounts)                                         2001            2000
              ==========================================================================================================

              Net income                                                                 $       107.7   $       104.8
              Net realized losses on investments, hedging instruments and
              hedged items, net of tax                                                             2.6             2.0
              Cumulative effect of adoption of accounting principle, net of tax                    4.8             -
              ----------------------------------------------------------------------------------------------------------
                Net operating income                                                     $       115.1   $       106.8
              ==========================================================================================================

              Net operating income per share                                             $        0.89   $        0.83
              ==========================================================================================================

              Revenues

              Total revenues for first quarter 2001, excluding net realized gains and losses on investments, hedging instruments and hedged items increased to $806.1 million compared to $798.8 million for hedging instruments and hedged items the same period in 2000.

              Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products; administrative fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of annuity and certain life insurance contracts. Policy charges for the first quarter of 2001 and 2000 were as follows:

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         -------------------------------
              (in millions)                                                                   2001            2000
              ==========================================================================================================

              Asset fees                                                                 $        159.7  $        176.0
              Cost of insurance charges                                                            46.6            35.1
              Administrative fees                                                                  41.3            36.7
              Surrender fees                                                                       20.3            24.9
              ----------------------------------------------------------------------------------------------------------
                Total policy charges                                                     $        267.9  $        272.7
              ==========================================================================================================

              The decline in asset fees reflects a decrease in total average separate account assets of $7.06 billion (10%) in first quarter 2001 compared to a year ago. Market depreciation on variable annuity and investment life insurance products, partially offset by net flows into these products, have resulted in the decrease in average separate account balances.

              Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The amount charged is based on the insured's age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to individual investment life insurance reflecting expanded distribution and increased acceptance by producers and consumers. The net amount at risk related to individual investment life insurance grew to $25.28 billion as March 31, 2001 compared to $21.10 billion a year ago.

              The growth in administrative fees is attributable to a significant increase in premiums on individual investment life policies and certain corporate-owned life policies where the Company collects a premium load. Surrender charges decreased as a result of continued improvement in customer retention in the Individual Annuity segment.

              Net investment income includes the investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments, net of related investment expenses. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. Net investment income grew from $410.4 million in the first quarter of 2000 to $426.2 million in the first quarter of 2001 primarily due to increased invested assets to support growth in individual fixed annuity, institutional products and life insurance policy reserves. General account reserves supporting these products increased $1.16 billion to $22.67 billion as of the end of first quarter 2001 compared to $21.51 billion a year ago.

              Realized gains and losses on investments are not considered by the Company to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. In addition, included in this caption are changes in the fair value of items qualifying as fair value hedges, the related hedged items and the ineffective portion of cash flow hedges, all of which are not considered recurring components of earnings.

              Other income includes commissions and other income earned by subsidiaries of the Company that provide marketing, distribution and administration services.

              Benefits and Expenses

              Interest credited to policyholder account balances totaled $302.2 million in first quarter 2001 compared to $294.2 million in first quarter 2000 and principally relates to fixed annuities, both individual and institutional, and investment life insurance products. The growth in interest credited reflects the increase in COLI policy reserves.

              The growth in amortization of deferred policy acquisition costs
              (DAC), which totaled $94.2 million and $85.9 million in the first quarter of 2001 and 2000, respectively, is principally due to the Life Insurance segment as a result of growth in the number of policies in-force in first quarter 2001.

              Operating expenses decreased 5% to $162.9 million in the first quarter of 2001 compared to $170.6 million in the first quarter of 2000. The decrease reflects the Company's commitment to aggressive expense management in response to volatile equity markets.

              Federal income tax expense was $38.2 million and $49.2 million for the first quarter of 2001 and 2000, respectively. These amounts represent effective tax rates of 26.2% for the first quarter of 2001 and 31.9% in 2000. An increase in tax exempt income and investment tax credits resulted in the decrease in the effective rate.

              Recently Issued Accounting Pronouncements

              See note 3 to the unaudited consolidated financial statements for a discussion of recently issued accounting pronouncements.

              Sales Information

              Sales are comprised of annuities, pension plans and life insurance products sold to a wide variety of customer bases.

              Sales are stated net of internal replacements, which in the Company's opinion provides a more meaningful disclosure of sales. In addition, sales exclude: mutual fund net flows; funding agreements issued to secure notes issued to foreign and domestic investors through an unrelated third party trust under the Company's two medium-term note programs; BOLI; large case pension plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons and are therefore excluded from sales.

              The Company sells its products through a broad distribution network. Unaffiliated entities that sell the Company's products to their own customer base include independent broker/dealers, brokerage firms, financial institutions, pension plan administrators, life insurance specialists and Nationwide agents. Representatives of the Company who market products directly to a customer base identified by the Company include Nationwide Retirement Solutions and The 401(k) Company.

              Sales by distribution channel for the first quarter of 2001 and 2000, are summarized as follows:

              (in millions)                                                                   2001            2000
              ==========================================================================================================

              Independent broker/dealers                                                 $    1,353.5    $   1,592.8
              Brokerage firms                                                                   367.6          313.3
              Financial institutions                                                            783.2          668.1
              Pension plan administrators                                                       327.0          332.1
              Life insurance specialists                                                        377.8          230.0
              Nationwide agents                                                                 168.8          211.3
              Nationwide Retirement Solutions                                                   693.2          816.9
              The 401(k) Company                                                                111.5           99.8
              ----------------------------------------------------------------------------------------------------------

              The decrease in sales in the independent broker/dealer channel reflects lower demand for variable annuities due to volatile equity markets.

              Sales through financial institutions grew 17% in first quarter 2001 compared to a year ago, driven mainly by the appointment of new distributors in the bank channel and increased fixed annuity sales.

              The increase in sales through life insurance specialists reflects increased sales of COLI products. For the second consecutive year, the Company is a market leader in COLI sales with a focus on mid-sized cases.

              Lower sales through Nationwide Retirement Solutions reflects the Company's exit from the teacher market in early 2000 and the impact of previously lost cases on recurring deposits.

              The Company's flagship products are marketed under The BEST of AMERICA(R) brand, and include individual and group variable annuities and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers which allow those providers to sell products to their own customer bases under their own brand name.

              The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under Internal Revenue Code (IRC) Section 457. The Company utilizes its sponsorship by the National Association of Counties and The United States Conference of Mayors when marketing IRC Section 457 products.

              Sales by product and segment for the first quarter of 2001 and 2000 are summarized as follows.

              (in millions)                                                                   2001            2000
              ==========================================================================================================

              The BEST of AMERICA products                                               $     1,061.4   $     1,319.1
              Private label annuities                                                            221.5           273.9
              Other                                                                                2.5            32.4
              ----------------------------------------------------------------------------------------------------------
                 Total individual variable annuity sales                                       1,285.4         1,625.4
              ----------------------------------------------------------------------------------------------------------

              Deferred fixed annuities                                                           318.5            85.1
              Immediate fixed annuities                                                           39.1            39.1
              ----------------------------------------------------------------------------------------------------------
                 Total individual fixed annuity sales                                            357.6           124.2
              ----------------------------------------------------------------------------------------------------------
                      Total individual annuity sales                                     $     1,643.0   $     1,749.6
              ==========================================================================================================

              The BEST of AMERICA products                                               $       938.0   $     1,198.6
              The 401(k) Company                                                                 111.5            99.8
              Nationwide Trust Company                                                           236.0            55.8
              Other                                                                               13.9            16.1
              ----------------------------------------------------------------------------------------------------------
                 Total private sector pension plan sales                                       1,299.4         1,370.3
              ----------------------------------------------------------------------------------------------------------

              IRC Section 457 annuities                                                          402.1           691.6
              Administration only agreements                                                     260.9            42.1
              ----------------------------------------------------------------------------------------------------------
                 Total public sector pension plan sales                                          663.0           733.7
              ----------------------------------------------------------------------------------------------------------
                     Total institutional products sales                                  $     1,962.4   $     2,104.0
              ==========================================================================================================

              The BEST of AMERICA variable life series                                   $       140.6   $       125.3
              Corporate-owned life insurance                                                     377.8           228.5
              Traditional/Universal life insurance                                                58.8            56.9
              ----------------------------------------------------------------------------------------------------------
                 Total life insurance sales                                              $       577.2   $       410.7
              ==========================================================================================================



              BUSINESS SEGMENTS

              The Company has four product segments: Individual Annuity, Institutional Products, Life Insurance and Asset Management. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

              The following table summarizes operating income (loss) before federal income tax expense for the Company's business segments for the first quarter of 2001 and 2000.

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         -------------------------------
              (in millions)                                                                   2001            2000
              ==========================================================================================================

              Individual Annuity                                                         $       60.5    $       70.1
              Institutional Products                                                             53.1            52.5
              Life Insurance                                                                     52.1            35.6
              Asset Management                                                                    1.4             3.9
              Corporate                                                                          (9.9)           (5.1)
              ----------------------------------------------------------------------------------------------------------
                Operating income before federal income tax expense                       $      157.2    $      157.0
              ==========================================================================================================

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

              The following table summarizes certain selected financial data for the Company's Individual Annuity segment for the periods indicated.

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                         -------------------------------
              (in millions)                                                                   2001            2000
              ==========================================================================================================

              INCOME STATEMENT DATA
              Revenues:
                 Policy charges                                                          $        128.2  $        145.9
                 Net investment income                                                            125.7           123.4
                 Premiums on immediate annuities                                                   16.0            17.6
              ----------------------------------------------------------------------------------------------------------
                                                                                                  269.9           286.9
              ----------------------------------------------------------------------------------------------------------

              Benefits and expenses:
                 Interest credited to policyholder account balances                               101.3           101.6
                 Other benefits                                                                    15.7            16.8
                 Amortization of deferred policy acquisition costs                                 57.7            56.7
                 Other operating expenses                                                          34.7            41.7
              ----------------------------------------------------------------------------------------------------------
                                                                                                  209.4           216.8
              ----------------------------------------------------------------------------------------------------------
                      Operating income before federal income tax expense                 $         60.5      $     70.1
              ==========================================================================================================

              OTHER DATA
              Sales:
                 Individual variable annuities                                           $      1,285.4  $      1,625.4
                 Individual fixed annuities                                                       357.6           124.2
              ----------------------------------------------------------------------------------------------------------
                      Total individual annuity sales                                     $      1,643.0  $      1,749.6
              ==========================================================================================================

              Average account balances:
                  General account                                                         $     6,963.2  $      7,072.4
                  Separate account                                                             35,314.8        37,458.0
              ----------------------------------------------------------------------------------------------------------
                       Total average account balances                                    $     42,278.0  $     44,530.4
              ==========================================================================================================

              Account balances as of period end:
                 Individual variable annuities                                           $     35,731.0  $     42,226.2
                 Individual fixed annuities                                                     4,275.9         3,701.7
              ----------------------------------------------------------------------------------------------------------
                     Total account balances                                              $     40,006.9  $     45,927.9
              ==========================================================================================================

              Return on average equity                                                             16.2%           19.5%
              Pre-tax operating income to average account balances                                 0.57%           0.63%
              ----------------------------------------------------------------------------------------------------------

              Pre-tax operating earnings totaled $60.5 million in 2001, down 14% compared to a year ago earnings of $70.1 million. The decrease in earnings is primarily a result of lower asset and surrender fees, partially offset by lower operating expenses.

              Asset fees decreased to $108.4 million in the first quarter of 2001, down 8% from $117.3 million in the same period a year ago. Asset fees are calculated daily and charged as a percentage of separate account assets. The decrease in asset fees is due to market depreciation on investments underlying reserves. Average separate account assets decreased 6% to $35.31 billion as of March 31, 2001 compared to $37.46 a year ago.

              Surrender fees decreased by $7.9 million to $15.2 million in the first quarter of 2001. Fueling this decrease was the improvement in variable annuity lapse rates over the first quarter of 2000, which totaled 10.3%, excluding internal replacements, in the first quarter of 2001, 220 basis points better than a year ago.

              Operating expenses were $34.7 million in first quarter 2001, a decrease of 17% over first quarter 2000 reflecting management's focus on expense management in response to depressed equity markets.

              The following table depicts the interest spread on average general account reserves in the Individual Annuity segment for the periods indicated.

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                         -------------------------------
                                                                                              2001            2000
              ==========================================================================================================

              Net investment income                                                             7.92%           7.87%
              Interest credited                                                                 5.82            5.74
              ----------------------------------------------------------------------------------------------------------
                   Interest spread                                                              2.10%           2.13%
              ==========================================================================================================

              The Company experienced an increase in mortgage loan and bond prepayment fees and such income accounted for approximately 8 basis points of the interest spread in first quarter 2001 compared to no basis points at the same period a year ago. The Company anticipates interest spreads over the next several quarters to range between 195 and 200 basis points, excluding the impact of mortgage loan and bond prepayment income.

              Led by variable product deposits of $1.51 billion and withdrawals and surrenders of $1.20 billion, Individual Annuity segment deposits in first quarter 2001 of $1.87 billion offset by withdrawals and surrenders totaling $1.29 billion generated net flows of $577.0 million compared to the $307.2 million achieved a year ago. Despite the competitive nature of the individual annuity market, the Company has demonstrated the ability to generate positive net flows by leveraging its broad distribution network and innovative product development resources.

              Changes in the Company's products, including the introduction of new products with reduced policy charges have slightly decreased the ratio of asset fees to average separate account assets within the segment. This ratio was 1.23% as of March 31, 2001 compared to 1.25% as of a year ago.

              The decrease in pre-tax operating income to average assets in 2001 and 2000 is primarily driven by the mix of products and producer compensation arrangements. Increased sales of products with lower policy charges and increased sales of trail commission individual variable annuities are impacting margins, as measured by return on average account balances.

              Individual Annuity sales, which exclude internal replacements, during first quarter 2001 were $1.64 billion, down from $1.75 billion in the year ago quarter. Sales of fixed annuities nearly tripled to $357.6 million in the first quarter 2001 compared to $124.2 million in first quarter 2000, offsetting the decline in variable annuity sales.

              Institutional Products

              The Institutional Products segment is comprised of the Company's group pension and payroll deduction business, both public and private sectors, and medium-term note programs. The public sector includes the 457 business in the form of fixed and variable annuities as well as administration only business. The private sector includes the 401(k) business generated through fixed and variable annuities, Nationwide Trust Company and The 401(k) Company. The sales figures do not include business generated through the Company's two medium-term note programs, large case pension plan acquisitions and Nationwide employee and agent benefit plans, however the income statement data does reflect this business.

              The following table summarizes certain selected financial data for the Company's Institutional Products segment for the periods indicated.

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         -------------------------------
              (in millions)                                                                   2001            2000
              ==========================================================================================================
              INCOME STATEMENT DATA
              Revenues:
                Asset fees                                                               $        47.3   $       55.0
                Net investment income                                                            211.8          206.8
                Other                                                                             25.4           24.6
              ----------------------------------------------------------------------------------------------------------
                                                                                                 284.5          286.4
              ----------------------------------------------------------------------------------------------------------

              Benefits and expenses:
                Interest credited to policyholder account balances                               158.1          159.2
                Other benefits and expenses                                                       73.3           74.7
              ----------------------------------------------------------------------------------------------------------
                                                                                                 231.4          233.9
              ----------------------------------------------------------------------------------------------------------
                    Operating income before federal income tax expense                   $        53.1   $       52.5
              ==========================================================================================================

              OTHER DATA
              Sales:
                 Private sector pension plans                                            $     1,299.4   $    1,370.3
                 Public sector pension plans                                                     663.0          733.7
              ----------------------------------------------------------------------------------------------------------
                    Total institutional products sales                                   $     1,962.4   $    2,104.0
              ==========================================================================================================

              Average account balances:
                  General account                                                        $    11,008.6   $   10,707.4
                  Separate account                                                            24,625.6       27,777.1
                  Administration only                                                         12,207.7        9,890.1
              ----------------------------------------------------------------------------------------------------------
                      Total average account balances                                          47,841.9   $   48,374.6
              ==========================================================================================================

              Account balances as of period end:
                  Private sector pension plans                                           $    19,736.8   $   23,291.1
                  Public sector pension plans                                                 26,279.7       26,777.8
                  Medium-term note programs                                                    1,931.9          704.0
              ----------------------------------------------------------------------------------------------------------
                      Total account balances                                             $    47,948.4   $   50,772.9
              ==========================================================================================================

              Return on average equity                                                            22.0%          22.0%
              Pre-tax operating income to average account balances                                0.44%          0.43%
              ----------------------------------------------------------------------------------------------------------

              Institutional Products segment results reflect a slight increase in interest spread income attributable to growth in average general account assets. Interest spread is the differential between net investment income and interest credited to policyholder account balances. Interest spreads vary depending on crediting rates offered by competitors, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates and other factors.

              The following table depicts the interest spread on average general account reserves in the Institutional Products segment for the periods indicated.

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                         -------------------------------
                                                                                              2001            2000
              ==========================================================================================================

              Net investment income                                                             7.69%           7.73%
              Interest credited                                                                 5.74            5.95
              ----------------------------------------------------------------------------------------------------------
                 Interest spread                                                                1.95%           1.78%
              ==========================================================================================================

              The Company experienced an increase in mortgage loan and bond prepayment fees and such income accounted for approximately 15 basis points of the interest spread in first quarter 2001 compared to no basis points in the same period a year ago. The Company anticipates interest spreads over the next several quarters to range between 175 and 180 basis points, excluding the impact of mortgage loan and bond prepayment income.

              Asset fees declined 14% to $47.3 million in the quarter ended March 31, 2001 compared to a year ago. The decline was driven by an 11% drop in average separate account assets in the quarter compared to a year ago.

              Net investment income increased 2% to $211.8 million in the first quarter of 2001 compared to a year ago. Driving this increase was a 3% increase in the average general account balance in the quarter compared to a year ago, and the increase in mortgage loan and bond prepayment income.

              Interest credited and other benefits and expenses in first quarter 2001 were flat compared to a year ago.

              Institutional Products segment deposits in first quarter 2001 of $2.00 billion offset by participant withdrawals and surrenders totaling $1.56 billion generated net flows from participant activity of $438.0 million, a 10% increase over first quarter 2000.

              Changes in the Company's products, including the introduction of new institutional products with reduced policy charges, and the mix of business have slightly decreased the ratio of asset fees to average separate account assets within the segment. This ratio was 0.77% in first quarter 2001 compared to 0.79% in first quarter 2000.

              Institutional Product sales during first quarter 2001 reached $1.96 billion compared to sales of $2.10 billion in first quarter 2000. In the Private Sector, while the Company sold a record number of plans in first quarter 2001, sales declined compared to a year ago due to the weak equity markets which reduced the average plan size of take-over cases. In the Public Sector, sales declined from a year ago reflecting the impact of previously lost cases on recurring deposits.

              Life Insurance

              The Life Insurance segment consists of insurance products, including universal life insurance, BOLI and COLI products, which provide a death benefit and also allow the customer to build cash value on a tax-advantaged basis.

              The following table summarizes certain selected financial data for the Company's Life Insurance segment for the periods indicated.


                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         -------------------------------
              (in millions)                                                                   2001            2000
              ==========================================================================================================

              INCOME STATEMENT DATA
              Revenues:
                 Total policy charges                                                    $         82.7  $         64.5
                 Net investment income                                                             79.9            65.8
                 Other                                                                             50.3            51.6
              ----------------------------------------------------------------------------------------------------------
                                                                                                  212.9           181.9
              ----------------------------------------------------------------------------------------------------------

              Benefits                                                                            102.6            95.9
              Operating expenses                                                                   58.2            50.4
              ----------------------------------------------------------------------------------------------------------
                                                                                                  160.8           146.3
              ----------------------------------------------------------------------------------------------------------
                    Operating income before federal income tax expense                   $         52.1  $         35.6
              ==========================================================================================================

              OTHER DATA
              Sales:
                The BEST of AMERICA variable life series                                 $        140.6  $        125.3
                Corporate-owned life insurance                                                    377.8           228.5
                Traditional/Universal life insurance                                               58.8            56.9
              ----------------------------------------------------------------------------------------------------------
                    Total life insurance sales                                           $        577.2  $        410.7
              ==========================================================================================================

              Policy reserves as of period end:
                 Individual investment life insurance                                    $      1,958.0  $      2,000.1
                 Corporate investment life insurance                                            2,800.4         1,767.0
                 Traditional life insurance                                                     1,825.0         1,795.5
                 Universal life insurance                                                         770.9           765.1
              ----------------------------------------------------------------------------------------------------------
                     Total policy reserves                                               $      7,354.3  $      6,327.7
              ==========================================================================================================

              Return on average equity                                                             13.6%           11.5%
              ----------------------------------------------------------------------------------------------------------

              Life Insurance segment earnings increased 46% to $52.1 million, up from $35.6 million a year ago. The increase in Life Insurance segment earnings is attributable to strong sales and increased investment earnings due to reserve growth in both individual and corporate investment life insurance products.

              Driven primarily by increased policy charges, revenues from investment life products increased to $105.2 million in first quarter 2001 compared to $74.4 million in first quarter 2000. The revenue growth reflects significantly increased policy reserve levels driven by corporate investment life reserves, which include both BOLI and COLI products and reached $2.80 billion as of March 31, 2001, up from $1.77 billion in the same period a year ago.

              Pre-tax earnings from investment life products reached $32.2 million in the first three months of 2001 compared to $21.8 million a year ago, a 48% increase. The strong revenue growth discussed previously more than offset increased operating expenses associated with the growth in business.

              Traditional/Universal life pre-tax earnings increased 44% to $19.9 million in first quarter 2001 compared to $13.8 million in the same period a year ago, reflecting higher investment earnings and lower policyholder benefit costs.

              Total life insurance sales, excluding all BOLI and Nationwide employee and agent benefit plan sales, increased 41% to $577.2 million in first quarter 2001 compared to $410.7 million during the same period in 2000. Sales in 2001 include a record level of production for COLI and continued growth of individual investment life insurance, reflecting the Company's efforts to sell through multiple channels and growing producer and consumer acceptance of these product offerings.

              Assets Management

              The Asset Management segment consists primarily of the Company's investment advisor subsidiary, Villanova Capital, Inc. (Villanova Capital).

              The following table summarizes certain selected financial data for the Company's Asset Management segment for the periods indicated.

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         -------------------------------
              (in millions)                                                                   2001            2000
              ==========================================================================================================

              INCOME STATEMENT DATA
              Revenues:
                 Total fee income                                                        $         25.7  $         26.2
                 Other                                                                              4.6             3.6
              ----------------------------------------------------------------------------------------------------------
                                                                                                   30.3            29.8
              Operating expenses                                                                   28.9            25.9
              ----------------------------------------------------------------------------------------------------------
                 Operating income before federal income tax expense                      $          1.4  $          3.9
              ==========================================================================================================

              OTHER DATA
                Asset management net flows                                               $      1,986.4  $       (678.3)
                Assets under management(1)                                               $     24,169.0  $     22,444.3
              ==========================================================================================================

              ---------
              (1) These assets are not reflected on the Company's consolidated balance sheet, unless part of an annuity or life insurance product sold by the Company.

              Pre-tax operating earnings for the Asset Management segment were $1.4 million in first quarter 2001 compared to $3.9 million in first quarter 2000. Revenues of $30.3 million were flat compared to a year ago and operating expenses increased 12% to $28.9 million in first quarter 2001 compared to $25.9 million in the first three months of 2000. Earnings were impacted by the continued strategic investments in several internet distribution and venture capital initiatives.

              Assets under management include $10.69 billion and $9.74 billion of Company managed investment options that support the Company's variable annuity and investment life insurance products as of March 31, 2001 and 2000, respectively. These assets are included in the related variable annuity and investment life insurance policy reserves on the Company's consolidated balance sheet.

              Net flows for the quarter were positively impacted by growth in high yield assets under management and $1.0 billion of variable annuity and life insurance product transfers into money market funds managed by Villanova Capital.

              Corporate

              The following table summarizes certain selected financial data for the Company's Corporate segment for the periods indicated.

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         -------------------------------
              (in millions)                                                                   2001            2000
              ==========================================================================================================

              INCOME STATEMENT DATA
              Operating revenues(1)                                                      $       8.5     $      13.8
              Operating expenses                                                                18.4            18.9
              ----------------------------------------------------------------------------------------------------------
                Operating loss before federal income tax expense(1)                      $      (9.9)    $      (5.1)
              ==========================================================================================================

              ----------
              (1) Excludes net realized losses on investments, hedging
                  instruments and hedged items.

              The Corporate segment consists of net investment income not allocated to the four product segments, unallocated expenses, interest expense on debt and goodwill amortization. The decrease in revenues reflects a decrease in net investment income on real estate investments, while operating expenses remained flat compared to a year ago.

              In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items in the Corporate segment. The Company realized net investment losses of $4.3 million and net gains on hedges and hedged items of $0.3 million during the first quarter of 2001 compared to realized net investment losses of $3.0 million during the first quarter of 2000. In addition, the Company realized a net after-tax loss of $4.8 million related to the adoption of FAS 133 in first quarter 2001.

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

                                                                                               AS OF
                                                                           -----------------------------------------------
                                                                             MARCH 31,      DECEMBER 31,     MARCH 31,
              (in millions)                                                     2001            2000            2000
              ============================================================================================================

              Long-term debt                                               $       298.4   $       298.4   $       298.4
              Capital and preferred securities of subsidiary trusts                300.0           300.0           300.0
              ------------------------------------------------------------------------------------------------------------
                Total long-term debt and capital and preferred securities          598.4           598.4           598.4
              ------------------------------------------------------------------------------------------------------------

              Shareholders' equity, excluding accumulated other
                comprehensive income (loss)                                      2,977.4         2,883.0         2,596.1
              Accumulated other comprehensive income (loss)                        219.4           114.5           (22.3)
              ------------------------------------------------------------------------------------------------------------
                Total shareholders' equity                                       3,196.8         2,997.5         2,573.8
              ------------------------------------------------------------------------------------------------------------
                Total capital                                              $     3,795.2   $     3,595.9   $     3,172.2
              ============================================================================================================

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

              State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The ability of NLIC to pay dividends is subject to restrictions set forth in the insurance laws and regulations of Ohio, its domiciliary state. The Ohio insurance laws require life insurance companies to seek prior regulatory approval to pay a dividend if the fair market value of the dividend, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders' surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the prior year. NLIC's statutory-basis policyholders' surplus as of December 31, 2000 was $1.28 billion and statutory-basis net income for 2000 was $158.7 million. Dividends in the form of returns of capital of $120.0 million were paid in the preceding twelve months. The Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. NLIC sought and obtained prior regulatory approval from the Ohio Department of Insurance to return this $120.0 million of capital to NFS during 2000. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders. NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses and principal in the future.

              Also available as a source of funds to the Company is a $1 billion revolving credit facility entered into by NFS, NLIC and Nationwide Mutual Insurance Company with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and NLIC maintain statutory surplus in excess of $935 million. The Company had no amounts outstanding under this agreement as of March 31, 2001. NLIC also launched a $300 million commercial paper program in early October 2000 that is backed by the credit facility described above. Therefore borrowing capacity under this facility is reduced by any amounts outstanding under the commercial paper program, which totaled $179.0 million at March 31, 2001.

              INVESTMENTS

              General

              The Company's assets are divided between separate account and general account assets. As of March 31, 2001, $58.73 billion (67%) of the Company's total assets were held in separate accounts and $28.30 billion (33%) were held in the Company's general account, including $24.29 billion of general account investments.

              Separate account assets consist primarily of deposits from the Company's variable annuity business. Most separate account assets are invested in various mutual funds. All of the investment risk in the Company's separate account assets is borne by the Company's customers, with the exception of $1.18 billion of policy reserves as of March 31, 2001 ($1.12 billion as of December 31, 2000) for which the Company bears the investment risk.

              Fixed Maturity Securities

              The following table summarizes the composition of the Company's general account fixed maturity securities by category.

                                                                             MARCH 31, 2001            December 31, 2000
                                                                       --------------------------- ---------------------------
                                                                          CARRYING        % OF        Carrying        % of
                  (in millions)                                            VALUE         TOTAL         value         total
                  ============================================================================================================

                    U.S. government/agencies                           $       348.6        2.2%   $       314.5        2.0%
                    Foreign governments                                         74.0        0.5             95.6        0.6
                    State and political subdivisions                             6.0        -                8.8        0.1
                    Corporate:
                      Public                                                 5,643.9       35.0          5,460.8       35.2
                      Private                                                4,681.8       29.0          4,442.3       28.7
                    Mortgage-backed securities -
                         U.S. Government backed                              2,718.8       16.9          2,766.9       17.9
                    Asset-backed securities                                  2,639.7       16.4          2,408.3       15.5
                  ------------------------------------------------------------------------------------------------------------
                                                                       $    16,112.8      100.0%   $    15,497.2      100.0%
                  ============================================================================================================

              The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company's general account fixed maturity securities, 96% were in the highest two NAIC Designations as of March 31, 2001.

              The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company's general account fixed maturity securities portfolio.

                                                                     AS OF MARCH 31, 2001      As of December 31, 2000
                                                                  -------------------------------------------------------
                    NAIC                RATING AGENCY                CARRYING        % OF        Carrying        % of
              DESIGNATION(1)        EQUIVALENT DESIGNATION(2)          VALUE         TOTAL         Value         total
              ===========================================================================================================
                                                                                      (in millions)

                      1          Aaa/Aa/A                       $    9,806.5         60.9%      $ 9,537.4       61.5%
                      2          Baa                                 5,678.2         35.2         5,397.1       34.8
                      3          Ba                                    419.7          2.6           402.7        2.6
                      4          B                                     140.2          0.9           121.3        0.8
                      5          Caa and lower                          38.2          0.2            33.9        0.3
                      6          In or near default                     30.0          0.2             4.8          -
              -----------------------------------------------------------------------------------------------------------
                                                                $   16,112.8        100.0%      $15,497.2      100.0%
              ===========================================================================================================

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

              The Company's general account mortgage-backed security (MBS) investments include residential MBSs and multi-family mortgage pass-through certificates. As of March 31, 2001, MBSs were $2.72 billion (17%) of the carrying value of the general account fixed maturity securities available-for-sale, all of which were guaranteed by the U.S. government or an agency of the U.S. government.

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

              Prepayment risk is an inherent risk of holding MBSs. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs. As of March 31, 2001, $1.51 billion (55%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO/REMIC security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class.

              The following table sets forth the distribution by investment type of the Company's general account MBS portfolio as of March 31, 2001 and December 31, 2000.

                                                                     AS OF MARCH 31, 2001       As of December 31, 2000
                                                                  --------------------------------------------------------
                                                                     CARRYING        % OF        Carrying        % of
                  (in millions)                                       VALUE          TOTAL        Value          total
              ============================================================================================================

              Planned Amortization Class                       $    1,507.3           55.3%   $  1,573.6        56.9%
              Very Accurately Defined Maturity                        350.5           13.0         355.7        12.9
              Multi-family Mortgage Pass-through
                Certificates                                          234.6            8.6         270.1         9.8
              Sequential                                              127.3            4.7         122.7         4.4
              Scheduled                                               102.2            3.8         105.1         3.8
              Targeted Amortization Class                              97.0            3.6          99.8         3.6
              Accrual                                                  74.0            2.7          68.5         2.4
              Other                                                   225.9            8.3         171.4         6.2
              ----------------------------------------------------------------------------------------------------------------
                                                               $    2,718.8          100.0%   $  2,766.9       100.0%
              ================================================================================================================

              The Company's general account asset-backed security (ABS) investments include home equity/improvement ABSs and equipment lease ABSs, among others. As of March 31, 2001, ABSs were $2.64 billion (16%) of the carrying value of the general account fixed maturity securities available-for-sale.

              The Company believes that general account ABS investments add diversification, liquidity, credit quality and additional yield to its general account fixed maturity securities portfolio. The objective of the Company's general account ABS investments is to provide reasonable cash flow stability and increased yield. The Company's general account ABS investments do not include interest-only securities or principal-only securities or other ABSs, which may exhibit extreme market volatility.

              The following table sets forth the distribution by investment type of the Company's general account ABS portfolio.

                                                                         MARCH 31, 2001                December 31, 2000
                                                                  -----------------------------   -----------------------------
                                                                     CARRYING          % OF          Carrying          % of
              (in millions)                                           VALUE           TOTAL           Value           Total
              =================================================================================================================

              Home Equity/Improvement                        $    819.0            31.0%         $    592.5            24.6%
              Miscellaneous Asset Backed                          120.5             4.6               400.1            16.6
              Equipment Leases                                    138.2             5.2               321.9            13.4
              CBO/CLO                                             273.8            10.4               258.7            10.7
              Manufactured Housing Backed                         202.2             7.7               251.5            10.5
              Auto Loan Backed                                    200.0             7.6               190.0             7.9
              Credit Tenant/Card Backed                           164.2             6.2               169.6             7.0
              Franchise/Business Loan                             144.4             5.5               148.5             6.2
              Other                                               577.4            21.8                75.5             3.1
              -----------------------------------------------------------------------------------------------------------------
                                                             $  2,639.7           100.0%          $ 2,408.3           100.0%
              =================================================================================================================

              Mortgage Loans

              As of March 31, 2001, general account mortgage loans were $6.35 billion (26%) of the carrying value of consolidated general account invested assets.

              As of March 31, 2001, none of the Company's mortgage loans were classified as delinquent compared to 0.13% a year ago and 0.16% at December 31, 2000. Foreclosed and restructured loans totaled 0.08% and 0.39% of the Company's mortgage loans as of March 31, 2001, respectively, compared to 0.12% and 0.33% as of March 31, 2000, respectively.

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in NFS's Annual Report on Form 10-K for the year ended December 31, 2000.

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


ITEM 2        CHANGES IN SECURITIES

              Pursuant to the Stock Retainer Plan for Non-Employee Directors, 1,375 shares of Class A Common Stock were issued by NFS during the first quarter of 2001, at an average price of $40.90 per share to NFS' directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) promulgated thereunder.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5        OTHER INFORMATION

              None.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:

                      10.35 Employee Leasing Agreement, dated July 1, 2000, between Nationwide Mutual Insurance Company and Nationwide Financial Services Inc. on behalf of itself and its subsidiaries

              (b) Reports on Form 8-K:

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


                               NATIONWIDE FINANCIAL SERVICES, INC.
                               -----------------------------------
                                                      (Registrant)



Date: May 11, 2001    /s/Mark R. Thresher
                      ---------------------------------------------------------
                      Mark R. Thresher, Senior Vice President-- Finance
                                                     (Chief Accounting Officer)