Form 10-Q
period 2001-06-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 2001-08-10
CIK 1029786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001        COMMISSION FILE NO. 1-12785


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

The number of shares outstanding of each of the registrant's classes of common stock on August 3, 2001 was as follows:

CLASS A COMMON STOCK (par value $0.01 per share) - 24,126,755 shares issued and outstanding
  (Title of Class)

CLASS B COMMON STOCK (par value $0.01 per share) - 104,745,000 shares issued and outstanding
  (Title of Class)

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX




PART I       FINANCIAL INFORMATION

             Item 1      Unaudited Consolidated Financial Statements                                3

             Item 2      Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                  16

             Item 3      Quantitative and Qualitative Disclosures About Market Risk                32

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                         33

             Item 2      Changes in Securities                                                     33

             Item 3      Defaults Upon Senior Securities                                           33

             Item 4      Submission of Matters to a Vote of Security Holders                       34

             Item 5      Other Information                                                         34

             Item 6      Exhibits and Reports on Form 8-K                                          34

SIGNATURE                                                                                          35

                         PART I - FINANCIAL INFORMATION

ITEM 1      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)
                     (in millions, except per share amounts)


                                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                 JUNE 30,               JUNE 30,
                                                                     -------------------------------------------------------------
                                                                         2001         2000         2001             2000
==================================================================================================================================
REVENUES
  Policy charges                                                     $    256.7     $   266.3    $    524.6     $    539.0
  Life insurance premiums                                                  66.6          62.1         130.5          129.0
  Net investment income                                                   432.1         411.9         858.3          822.3
  Net realized gains (losses) on investments,
     hedging instruments and hedged items                                   1.9         (10.4)         (2.1)         (13.4)
  Other                                                                    49.5          47.7          97.6           96.5
----------------------------------------------------------------------------------------------------------------------------
                                                                          806.8         777.6       1,608.9        1,573.4
----------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances                      309.7         291.5         611.9          585.7
  Other benefits and claims                                                77.2          61.7         142.2          129.0
  Policyholder dividends on participating policies                         11.1          11.5          21.6           23.5
  Amortization of deferred policy acquisition costs                        85.5          86.1         179.7          172.0
  Interest expense on debt and capital and
    preferred securities of subsidiary trusts                              13.4          11.8          27.5           23.6
  Other operating expenses                                                151.3         162.3         314.2          332.9
----------------------------------------------------------------------------------------------------------------------------
                                                                          648.2         624.9       1,297.1        1,266.7
----------------------------------------------------------------------------------------------------------------------------

   Income before federal income tax expense and cumulative
     effect of adoption of accounting principles                          158.6         152.7         311.8          306.7
Federal income tax expense                                                 42.4          48.5          83.1           97.7
----------------------------------------------------------------------------------------------------------------------------
  Income before cumulative effect of adoption of accounting
    principles                                                            116.2         104.2         228.7          209.0
Cumulative effect of adoption of accounting principles,
  net of tax                                                               (2.3)          -            (7.1)           -
----------------------------------------------------------------------------------------------------------------------------
  Net income                                                         $    113.9     $   104.2    $    221.6     $    209.0
============================================================================================================================

NET INCOME PER COMMON SHARE
  Basic                                                              $     0.88     $    0.81    $     1.72     $     1.62
  Diluted                                                            $     0.88     $    0.81    $     1.71     $     1.62

Weighted average common shares outstanding                                128.9         128.7         128.8          128.7
Weighted average diluted common shares outstanding                        129.2         128.8         129.2          128.7





See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                     (in millions, except per share amounts)



                                                                                        (UNAUDITED)          DECEMBER 31,
                                                                                       JUNE 30, 2001            2000
============================================================================================================================
ASSETS
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity securities (cost $16,267.4 in 2001; $15,297.9 in 2000)                 $ 16,633.4         $ 15,497.2
    Equity securities (cost $160.1 in 2001; $149.1 in 2000)                                    151.4              150.2
  Mortgage loans on real estate, net                                                         6,601.0            6,168.3
  Real estate, net                                                                             310.5              310.7
  Policy loans                                                                                 580.1              562.6
  Other long-term investments                                                                  106.5              111.8
  Short-term investments                                                                       811.4              558.4
----------------------------------------------------------------------------------------------------------------------------
                                                                                            25,194.3           23,359.2
----------------------------------------------------------------------------------------------------------------------------

Cash                                                                                            62.8               62.7
Accrued investment income                                                                      285.9              252.5
Deferred policy acquisition costs                                                            3,048.5            2,872.7
Other assets                                                                                   759.1              662.7
Assets held in separate accounts                                                            62,730.6           65,968.8
----------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 92,081.2         $ 93,178.6
============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits and claims                                                         $ 23,809.3         $ 22,243.3
Short-term borrowings                                                                          114.2              118.7
Long-term debt                                                                                 298.4              298.4
Other liabilities                                                                            1,559.8            1,251.9
Liabilities related to separate accounts                                                    62,730.6           65,968.8
----------------------------------------------------------------------------------------------------------------------------
                                                                                            88,512.3           89,881.1
----------------------------------------------------------------------------------------------------------------------------
NFS-obligated mandatorily redeemable capital and preferred securities
of subsidiary trusts holding solely junior subordinated debentures of NFS                      300.0              300.0
----------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock, $.01 par value. Authorized 50.0 million shares, no shares
    issued and outstanding                                                                       -                  -
  Class A common stock, $.01 par value. Authorized 750.0 million shares,
    24.1 million shares issued and outstanding                                                   0.2                0.2
  Class B common stock, $.01 par value. Authorized 750.0 million shares,
    104.7 million shares issued and outstanding                                                  1.0                1.0
  Additional paid-in capital                                                                   645.7              640.8
  Retained earnings                                                                          2,437.1            2,245.5
  Accumulated other comprehensive income                                                       192.2              114.5
  Other                                                                                         (7.3)              (4.5)
----------------------------------------------------------------------------------------------------------------------------
                                                                                             3,268.9            2,997.5
----------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 92,081.2         $ 93,178.6
============================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                     Six Months Ended June 30, 2001 and 2000
                                  (in millions)

                                                                                       ACCUMULATED
                                      CLASS A    CLASS B   ADDITIONAL                     OTHER                         TOTAL
                                      COMMON     COMMON      PAID-IN      RETAINED    COMPREHENSIVE                 SHAREHOLDERS'
                                       STOCK      STOCK      CAPITAL      EARNINGS    INCOME (LOSS)      OTHER         EQUITY
===================================================================================================================================
Balance as of January 1, 2000        $     0.2   $   1.0    $  634.9      $ 1,867.4    $    (15.5)     $   (0.9)   $    2,487.1

Comprehensive income:
    Net income                             -         -           -            209.0           -             -             209.0
    Net unrealized losses on
      securities available-for-sale
      arising during the period, net
      of tax                               -         -           -              -            (5.5)          -              (5.5)
                                                                                                                   ----------------
    Total comprehensive income                                                                                            203.5
                                                                                                                   ----------------
Cash dividends declared                    -         -           -            (28.3)          -             -             (28.3)
Other, net                                 -         -           5.1            2.3           -            (4.3)            3.1
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2000            $   0.2   $   1.0    $  640.0      $ 2,050.4    $    (21.0)     $   (5.2)   $    2,665.4
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AS OF JANUARY 1, 2001          $   0.2   $   1.0    $  640.8      $ 2,245.5    $    114.5      $   (4.5)   $    2,997.5

Comprehensive income:
    Net income                             -         -           -            221.6           -             -             221.6
    Net unrealized gains on
      securities available-for-sale
      arising during the period, net
      of tax                               -         -           -              -            71.3           -              71.3
    Cumulative effect of adoption of
       accounting principles, net of tax   -         -           -              -             5.9           -               5.9
    Accumulated net gains on cash
       flow hedges, net of tax             -         -           -              -             0.5           -               0.5
                                                                                                                   ----------------
    Total comprehensive income                                                                                            299.3
                                                                                                                   ----------------
Cash dividends declared                    -         -           -            (30.9)          -             -             (30.9)
Other, net                                 -         -           4.9            0.9           -            (2.8)            3.0
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF JUNE 30, 2001            $   0.2   $   1.0    $  645.7      $ 2,437.1    $    192.2      $   (7.3)   $    3,268.9
===================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                     Six Months Ended June 30, 2001 and 2000
                                  (in millions)

                                                                                                2001              2000
  ==========================================================================================================================
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                             $      221.6      $      209.0
    Adjustments to reconcile net income to net cash provided by operating activities:
      Interest credited to policyholder account balances                                          611.9             585.7
      Capitalization of deferred policy acquisition costs                                        (399.3)           (403.4)
      Amortization of deferred policy acquisition costs                                           179.7             172.0
      Amortization and depreciation                                                                (9.6)              1.9
      Realized losses on investments, hedging instruments and hedged items                          2.1              13.4
      Cumulative effect of adoption of accounting principles                                       10.9               -
      (Increase) decrease in accrued investment income                                            (33.4)              5.5
      Increase in other assets                                                                    (81.8)           (132.0)
      Increase in policy liabilities                                                               11.5              44.2
      Increase in other liabilities                                                                36.3             119.7
      Other, net                                                                                    0.6              (8.0)
  --------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                 550.5             608.0
  --------------------------------------------------------------------------------------------------------------------------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of securities available-for-sale                                     2,048.2           1,912.9
    Proceeds from sale of securities available-for-sale                                           132.2              68.2
    Proceeds from repayments of mortgage loans on real estate                                     377.5             325.0
    Proceeds from sale of real estate                                                               9.5               2.6
    Proceeds from repayments of policy loans and sale of other invested assets                     46.2              12.8
    Cost of securities available-for-sale acquired                                             (3,134.5)         (1,349.2)
    Cost of mortgage loans on real estate acquired                                               (796.7)           (474.4)
    Cost of real estate acquired                                                                   (0.2)             (2.9)
    Short-term investments, net                                                                  (253.0)              4.7
    Other, net                                                                                    111.6            (153.3)
  --------------------------------------------------------------------------------------------------------------------------
        Net cash (used in) provided by investing activities                                    (1,459.2)            346.4
  --------------------------------------------------------------------------------------------------------------------------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Net cost from issuance of short-term borrowings                                                (4.5)              -
    Cash dividends paid                                                                           (30.9)            (25.8)
    Increase in investment and universal life insurance product account balances                3,318.9           2,305.2
    Decrease in investment and universal life insurance product account balances               (2,376.3)         (3,190.8)
    Other, net                                                                                      1.6               2.1
  --------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                                       908.8            (909.3)
  --------------------------------------------------------------------------------------------------------------------------

  Net increase in cash                                                                              0.1              45.1

  Cash, beginning of period                                                                        62.7              22.5
  --------------------------------------------------------------------------------------------------------------------------
  Cash, end of period                                                                      $       62.8      $       67.6
  ==========================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                         Six Months Ended June 30, 2001

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

         The calculations of basic and diluted earnings per share are as follows:

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                     -------------------------------------------------------
           (in millions, except per share amounts)                       2001          2000          2001          2000
           =================================================================================================================
           Basic and diluted income before cumulative effect of
              adoption of accounting principles                      $    116.2    $    104.2    $    228.7      $  209.0
           Cumulative effect of adoption of accounting principles,
              net of tax                                                   (2.3)          -            (7.1)          -
           -----------------------------------------------------------------------------------------------------------------
           Basic and diluted net income                                   113.9         104.2         221.6         209.0
           =================================================================================================================

           Weighted average common shares outstanding - basic             128.9         128.7         128.8         128.7
           Dilutive effect of stock options                                 0.3           0.1           0.4           -
           -----------------------------------------------------------------------------------------------------------------
           Weighted average common shares outstanding - diluted           129.2         128.8         129.2         128.7
           =================================================================================================================

           Income before cumulative effect of adoption of
             accounting principles per common share:
             Basic                                                   $     0.90       $  0.81       $  1.78      $   1.62
             Diluted                                                 $     0.90       $  0.81       $  1.77      $   1.62

           Cumulative effect of adoption of accounting principles
             per common share, net of tax:
             Basic                                                   $    (0.02)      $  -          $ (0.06)     $     -
             Diluted                                                 $    (0.02)      $  -          $ (0.06)     $     -

           Net income per common share:
             Basic                                                   $     0.88       $  0.81       $  1.72      $   1.62
             Diluted                                                 $     0.88       $  0.81       $  1.71      $   1.62

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

(3)      NEW ACCOUNTING PRINCIPLES

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

         In November 1999, the Emerging Issues Task Force (EITF) issued EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). The Company adopted EITF 99-20 on April 1, 2001. EITF 99-20 establishes the method of recognizing interest income and impairment on asset-backed investment securities. EITF 99-20 requires the Company to update the estimate of cash flows over the life of certain retained beneficial interests in securitization transactions and purchased beneficial interests in securitized financial assets. Pursuant to EITF 99-20, based on current information and events, if the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment should be recognized. The cumulative effect, net of tax, upon adoption of EITF 99-20 on April 1, 2001 decreased net income by $2.3 million with a corresponding increase to accumulated other comprehensive income.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142).

         SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The use of the pooling-of-interests method will be prohibited.

         SFAS 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and will carry forward provisions in Opinion 17 related to internally developed intangible assets. SFAS 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. The amortization of goodwill from past business combinations will cease upon adoption of this statement, which will be January 1, 2002 for the Company. Companies will also be required to evaluate all existing goodwill and intangible assets with indefinite lives for impairment within six months of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

         The Company is evaluating the potential impact of adopting SFAS 141 and SFAS 142 on the results of operations and financial position. For the three and six months ended June 30, 2001, the amortization of excess of cost over fair value of net assets acquired was $2.9 million and $5.8 million, respectively and as of June 30, 2001, unamortized goodwill amounted to $138.0 million.

(4)      DERIVATIVES

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

         Foreign Currency Risk Management

         In conjunction with the Company's medium-term note programs, from time to time, the Company issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and interest rates. To manage these risks, the Company enters into cross-currency interest rate swaps to convert these liabilities to a variable US dollar rate.

         For a fixed rate liability, the cross-currency interest rate swap is structured to receive a fixed rate, in the foreign currency, and pay a variable US dollar rate, generally 3-month libor. For a variable rate foreign liability, the cross-currency interest rate swap is structured to receive a variable rate, in the foreign currency, and pay a variable US dollar rate, generally 3-month libor.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

         The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and interest rates. To manage this risk, the Company uses cross-currency interest rate swaps to convert these assets to variable US dollar rate instruments.

         Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in the foreign currency, and receive a variable US dollar rate, generally 3-month libor.

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

         QUANTITATIVE DISCLOSURE

         Fair Value Hedges

         Changes in the fair value of derivative instruments designated as fair value hedges, and the corresponding changes in the fair value of the hedged asset or liability, attributable to the risk being hedged, are included in net realized gains and losses on investments, hedging instruments and hedged items in the consolidated statements of income. Amounts receivable or payable under interest rate swaps are recognized as an adjustment to net investment income or interest credited to policyholder account balances consistent with the nature of the hedged item.

         During the three months and six months ended June 30, 2001, a gain of $2.7 million and a gain of $1.0 million, respectively, were recognized in net realized gains and losses on investments, hedging instruments and hedged items. This represents the ineffective portion of the fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instrument's change in value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

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

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

         Net realized gains and losses on investments, hedging instruments and hedged items do not include net gains and losses for the quarter ended June 30, 2001 representing the ineffective portion of the cash flow hedging relationships. There were no gains or losses attributable to the portion of the derivative instruments' change in value excluded from the assessment of hedge effectiveness.

         Other Derivative Instruments, Including Embedded Derivatives

         Net realized gains and losses on investments, hedging instruments and hedged items for the three months and six months ended June 30, 2001 include a loss of $1.1 million and a loss of $1.6 million, respectively, related to other derivative instruments, including embedded derivatives. For the three months and six months ended June 30, 2001 a $26.9 million loss and a $64.9 million loss, respectively, were recorded on the change in value of cross-currency interest rate swaps hedging variable rate medium-term notes denominated in foreign currencies. Offsetting gains of $25.8 million and $63.0 million were recorded to reflect the change in spot rates during the three months and six months ended June 30, 2001 on these variable rate liabilities.

(5)      COMPREHENSIVE INCOME (LOSS)

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

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                               ---------------------------------------------------------------
           (in millions)                                            2001            2000            2001            2000
           ===================================================================================================================
           Unrealized gains (losses) on securities
              available-for-sale arising during the period:
                Transition adjustment - EITF 99-20                $    3.5     $       -       $       3.5     $       -
                Gross                                                (67.8)            2.7           147.9           (29.1)
                Adjustment to deferred policy acquisition costs       21.3           (11.5)          (43.8)            9.1
                Related federal income tax benefit (expense)          15.0             3.1           (37.7)            7.0
           -------------------------------------------------------------------------------------------------------------------
                     Net                                             (28.0)           (5.7)           69.9           (13.0)
           -------------------------------------------------------------------------------------------------------------------

           Reclassification adjustment for net losses on
              securities available-for-sale realized during
              the period:
                Gross                                                  1.3            10.9             5.5            11.6
                Related federal income tax benefit                    (0.4)           (3.9)           (1.9)           (4.1)
           -------------------------------------------------------------------------------------------------------------------
                     Net                                               0.9             7.0             3.6             7.5
           -------------------------------------------------------------------------------------------------------------------

           Other comprehensive income (loss) on securities
              available-for-sale                                     (27.1)            1.3            73.5            (5.5)
           -------------------------------------------------------------------------------------------------------------------

           Accumulated net (loss) gain on cash flow hedges:
                 Transition adjustment - FAS 133                       -               -               5.6             -
                 Gross                                                (0.3)            -               0.8             -
                 Related federal income tax benefit (expense)          0.2             -              (2.2)            -
           -------------------------------------------------------------------------------------------------------------------
                   Other comprehensive income (loss) on cash
                     flow hedges                                      (0.1)            -               4.2             -
           -------------------------------------------------------------------------------------------------------------------

           Total other comprehensive income (loss)             $     (27.2)    $       1.3     $      77.7     $      (5.5)
           ===================================================================================================================

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

(6)      SEGMENT DISCLOSURES

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

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

         The following table summarizes the financial results of the Company's business segments for the three months ended June 30, 2001 and 2000.

                                              INDIVIDUAL    INSTITUTIONAL       LIFE        ASSET
         (in millions)                          ANNUITY       PRODUCTS       INSURANCE    MANAGEMENT     CORPORATE     TOTAL
         =========================================================================================================================
         2001
         Net investment income                    $ 129.1       $ 211.9       $  81.2      $   0.6       $     9.3     $  432.1
         Other operating revenue                    144.7          71.9         125.7         30.1             0.4        372.8
         -------------------------------------------------------------------------------------------------------------------------
            Total operating revenue (1)             273.8         283.8         206.9         30.7             9.7        804.9
         -------------------------------------------------------------------------------------------------------------------------
         Interest credited to policyholder
            account balances                        106.8         158.7          44.2          -               -          309.7
         Amortization of deferred policy
            acquisition costs                        53.2          13.0          19.3          -               -           85.5
         Interest expense on debt and
            capital and preferred
            securities of subsidiary trusts            -             -             -           -              13.4         13.4
         Other benefits and expenses                 51.8          58.3          99.3         26.8             3.4        239.6
         -------------------------------------------------------------------------------------------------------------------------
            Total benefits and expenses             211.8         230.0         162.8         26.8            16.8        648.2
         -------------------------------------------------------------------------------------------------------------------------
         Operating income (loss) before
            federal income tax expense(1)            62.0          53.8          44.1          3.9            (7.1)       156.7
         Net realized gains on investments,
            hedging instruments and
            hedged items                              -             -             -            -               1.9          1.9
         -------------------------------------------------------------------------------------------------------------------------
         Income (loss) before federal
            income tax expense and
            cumulative effect of adoption of
            accounting principles                 $  62.0       $  53.8       $  44.1      $   3.9        $   (5.2)     $ 158.6
         =========================================================================================================================

         2000
         Net investment income                   $  118.7       $ 201.7       $  74.9      $   1.7       $    14.9      $ 411.9
         Other operating revenue                    159.2          79.3         109.7         27.0             0.9        376.1
         -------------------------------------------------------------------------------------------------------------------------
            Total operating revenue(1)              277.9         281.0         184.6         28.7            15.8        788.0
         -------------------------------------------------------------------------------------------------------------------------
         Interest credited to policyholder
            account balances                         97.6         152.7          41.2          -               -          291.5
         Amortization of deferred policy
            acquisition costs                        57.4          11.7          17.0          -               -           86.1
         Interest expense on debt and
            capital and preferred securities          -             -             -            -              11.8         11.8
            of subsidiary trusts
         Other benefits and expenses                 52.8          60.1          87.9         27.4             7.3        235.5
         -------------------------------------------------------------------------------------------------------------------------
            Total benefits and expenses             207.8         224.5         146.1         27.4            19.1        624.9
         -------------------------------------------------------------------------------------------------------------------------
         Operating income (loss) before
            federal income tax expense(1)            70.1          56.5          38.5          1.3            (3.3)       163.1
         Net realized losses on investments,
            hedging instruments and
            hedged items                              -             -             -            -             (10.4)       (10.4)
         -------------------------------------------------------------------------------------------------------------------------
         Income (loss) before federal
            income tax expense and
            cumulative effect of adoption of
            accounting principles                $   70.1       $  56.5       $  38.5      $   1.3       $   (13.7)     $ 152.7
         =========================================================================================================================

         ----------------------

         (1) Excludes net realized gains and losses on investments, hedging instruments and hedged items.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

         The following table summarizes the financial results of the Company's business segments for the six months ended June 30, 2001 and 2000.

                                                 INDIVIDUAL   INSTITUTIONAL     LIFE         ASSET
         (in millions)                             ANNUITY      PRODUCTS      INSURANCE    MANAGEMENT      CORPORATE       TOTAL
         ==========================================================================================================================
         2001
         Net investment income                   $    254.8     $   423.7     $   161.1    $     1.3        $   17.4    $     858.3
         Other operating revenue                      288.9         144.6         258.7         59.7             0.8          752.7
         --------------------------------------------------------------------------------------------------------------------------
            Total operating revenue(1)                543.7         568.3         419.8         61.0            18.2        1,611.0
         --------------------------------------------------------------------------------------------------------------------------
         Interest credited to policyholder
            account balances                          208.1         316.8          87.0          -               -            611.9
         Amortization of deferred policy
            acquisition costs                         110.9          25.8          43.0          -               -            179.7
         Interest expense on debt and
            capital and preferred
            securities of subsidiary trusts             -             -             -            -              27.5           27.5
         Other benefits and expenses                  102.2         118.8         193.6         55.7             7.7          478.0
         --------------------------------------------------------------------------------------------------------------------------
            Total benefits and expenses               421.2         461.4         323.6         55.7            35.2        1,297.1
         --------------------------------------------------------------------------------------------------------------------------
         Operating income (loss) before
            federal income tax expense(1)             122.5         106.9          96.2          5.3           (17.0)         313.9
         Net realized losses on investments,
            hedging instruments and
            hedged items                                -             -             -            -              (2.1)          (2.1)
         --------------------------------------------------------------------------------------------------------------------------
         Income (loss) before federal
            income tax expense and
            cumulative effect of adoption of
            accounting principles                $    122.5     $   106.9     $    96.2    $     5.3        $  (19.1)   $     311.8
         ==========================================================================================================================

         Assets as of period end                 $ 44,019.4     $36,076.5     $ 8,707.9    $   167.0        $3,110.4    $  92,081.2
         ==========================================================================================================================

         2000
         Net investment income                   $    242.1     $   408.5     $   140.7    $     3.8        $   27.2    $     822.3
         Other operating revenue                      322.7         158.9         225.8         54.7             2.4          764.5
         --------------------------------------------------------------------------------------------------------------------------
            Total operating revenue (1)               564.8         567.4         366.5         58.5            29.6        1,586.8
         --------------------------------------------------------------------------------------------------------------------------
         Interest credited to policyholder
            account balances                          199.2         311.9          74.6          -               -            585.7
         Amortization of deferred policy
            acquisition costs                         114.1          24.0          33.9          -               -            172.0
         Interest expense on debt and
            capital and preferred
            securities of subsidiary trusts             -             -             -            -              23.6           23.6
         Other benefits and expenses                  111.3         122.5         183.9         53.3            14.4          485.4
         --------------------------------------------------------------------------------------------------------------------------
            Total benefits and expenses               424.6         458.4         292.4         53.3            38.0        1,266.7
         --------------------------------------------------------------------------------------------------------------------------
         Operating income (loss) before
            federal income tax expense(1)             140.2         109.0          74.1          5.2            (8.4)         320.1
         Net realized losses on investments,
            hedging instruments and
            hedged items                              -               -             -            -             (13.4)         (13.4)
         --------------------------------------------------------------------------------------------------------------------------
         Income (loss) before federal
            income tax expense and
            cumulative effect of adoption of
            accounting principles                $    140.2     $   109.0     $    74.1    $     5.2        $  (21.8)   $     306.7
         ==========================================================================================================================

         Assets as of period end                 $ 47,564.7     $39,718.3     $ 7,558.4    $   328.9        $1,379.3    $  96,549.6
         ==========================================================================================================================

         ----------------------

         (1) Excludes net realized gains and losses on investments, hedging instruments and hedged items.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

(8)      SUBSEQUENT EVENT

         On August 8, 2001, Nationwide Financial Services, Inc. announced the signing of an agreement and plan of merger, whereby through a sponsored demutualization, it will acquire Provident Mutual Life Insurance Company for $1.555 billion.

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

         BUSINESS OUTLOOK

         As part of the Company's disclosure procedures, the Company has incorporated a business outlook section as a permanent part of its earnings release, conference call and MD&A. The business outlook is intended to provide investors and analysts with management's expectations and forecasts regarding key drivers to the Company's business. As such, the following statements, which were announced on July 30, 2001 as part of the Company's earnings release, were based on then current business conditions and are forward-looking. Due to the inherent difficulty in forecasting the short-term performance of the equity markets, as measured by the S&P 500, and the related performance of the Company's separate account assets, the information provided below incorporates a range of possible results that are intended to illustrate the sensitivity of the Company's revenue and earnings to the ultimate performance of the equity markets. To the extent that actual equity market performance varies from that assumed in the illustration below, our results will vary accordingly.

         - Should the equity markets and the related performance of the Company's separate account assets achieve a return of 0 to 2 percent per quarter, earned evenly throughout the balance of the year, operating earnings per share for the full year 2001 would be within a range of $3.50 to $3.65.

         - Utilizing the same equity market assumptions noted above, revenue growth would be within a range of 0 to 5 percent for the full year 2001 and return on equity for the full year would be within a range of 14 to 15 percent.

         - Consistent with the realization of certain tax minimization strategies, our effective tax rate is expected to be no more than 27 percent for the full year 2001.

         The Company's ability to meet the indicated outlook and expectations is subject to the factors described in the introduction section immediately above. Following the end of each quarter, Nationwide Financial has a "quiet period" when it no longer publishes or updates its current expectations and forecasts and company representatives will not comment concerning the company's financial results or expectations. The quiet period will extend until the day when the Company's next earnings release is published. Prior to the start of the quiet period (October 8, 2001), investors can continue to rely on the earnings release and web site as still being the Company's current expectations on matters covered, unless the Company publishes a notice stating otherwise.

         RESULTS OF OPERATIONS

         In addition to net income, the Company reports net operating income, which excludes net realized gains and losses on investments, hedging instruments and hedged items and cumulative effect of adoption of accounting principles. Net operating income is commonly used in the insurance industry as a measure of on-going earnings performance.

         The following table reconciles the Company's reported net income to net operating income for the periods indicated. All earnings per share amounts are presented on a diluted basis.

                                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                JUNE 30,                JUNE 30,
                                                                         ------------------------------------------------
                  (in millions, except per share amounts)                   2001        2000        2001         2000
                  =======================================================================================================
                  Net income                                             $    113.9  $    104.2  $    221.6   $    209.0
                  Net realized (gains) losses on investments, hedging
                     instruments and hedged items, net of tax                  (1.3)        6.7         1.3          8.7
                  Cumulative effect of adoption of accounting
                     principles, net of tax                                     2.3         -           7.1          -
                  -------------------------------------------------------------------------------------------------------
                      Net operating income                               $    114.9  $    110.9  $    230.0   $    217.7
                  =======================================================================================================

                  Net operating income per share                         $    0.89   $    0.86   $    1.78    $    1.69
                  =======================================================================================================

         Revenues

         Total revenues, excluding net realized gains and losses on investments, hedging instruments and hedged items for second quarter 2001 increased to $804.9 million compared to $788.0 million for the same period in 2000. For the first six months of 2001 and 2000, total operating revenues were $1.61 billion and $1.59 billion, respectively.

         Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products; administrative fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of annuity and certain life insurance contracts. Policy charges for the comparable periods of 2001 and 2000 were as follows:

                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30,                    JUNE 30,
                                                                -------------------------------------------------------
                  (in millions)                                     2001          2000          2001          2000
                  =====================================================================================================
                  Asset fees                                    $    157.6    $    180.2    $    317.3    $    356.2
                  Cost of insurance charges                           49.6          37.0          96.2          72.1
                  Administrative fees                                 31.1          27.2          72.4          63.9
                  Surrender fees                                      18.4          21.9          38.7          46.8
                  -----------------------------------------------------------------------------------------------------
                    Total policy charges                        $    256.7    $    266.3    $    524.6    $    539.0
                  =====================================================================================================


         The decline in asset fees reflects a decrease in total average separate account assets, of $7.33 billion (11%) in the first six months of 2001 compared to a year ago. Market depreciation on variable annuity and investment life insurance products, partially offset by net flows into these products, have resulted in the decrease in average separate account balances.

         Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The amount charged is based on the insured's age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to corporate and individual investment life insurance reflecting expanded distribution and increased acceptance by producers and consumers. The net amount at risk related to corporate and individual investment life insurance grew to $30.62 billion as of June 30, 2001 compared to $24.66 billion a year ago.

         The growth in administrative fees is attributable to a significant increase in premiums on individual investment life policies and certain corporate-owned life policies where the Company collects a premium load. Surrender charges decreased as a result of continued improvement in customer retention in the Individual Annuity segment in the first half of 2001 compared to the same period a year ago.

         Net investment income includes the investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments, net of related investment expenses. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. Net investment income grew from $411.9 million in the second quarter of 2000 to $432.1 million in the second quarter of 2001 and from $822.3 million in the first half of 2000 to $858.3 million in the first half of 2001. These increases were primarily due to increased invested assets to support growth in individual fixed annuity, institutional products and life insurance policy reserves, partially offset by lower yields. General account reserves supporting these products increased $2.20 billion to $23.81 billion as of the end of second quarter 2001 compared to $21.61 billion a year ago.

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

         Other income includes management fees, commissions and other income earned by subsidiaries of the Company that provide investment management, marketing, distribution and administration services.

         Benefits and Expenses

         Interest credited to policyholder account balances totaled $309.7 million in second quarter 2001 compared to $291.5 million in second quarter 2000, while year-to-date 2001 interest credited totaled $611.9 million compared to $585.7 million a year ago and principally relates to fixed annuities, both individual and institutional, and investment life insurance products. The growth in interest credited reflects the increase in policy reserves for these products, partially offset by lower crediting rates.

         The decline in amortization of deferred policy acquisition costs (DAC), which totaled $85.5 million and $86.1 million in the second quarter of 2001 and 2000, respectively, is principally due to the Individual Annuity segment as a result of lower revenue in this segment. On a year-to-date basis, DAC amortization totaled $179.7 million in 2001 compared to $172.0 million in 2000.

         Operating expenses decreased 7% to $151.3 million in second quarter 2001 compared to $162.3 million in second quarter 2000. For the first half of 2001, operating expenses were $314.2 million, down 6% from $332.9 million for the first half of 2000. The decrease reflects the Company's commitment to aggressive expense management in response to volatile equity markets.

              Federal income tax expense was $42.4 million and $48.5 million, representing effective tax rates of 26.7% and 31.8% for second quarter 2001 and 2000, respectively. For the first six months of 2001 and 2000, federal income tax expense was $83.1 million and $97.7 million, representing effective tax rates of 26.7% and 31.9%, respectively. An increase in tax exempt income and investment tax credits resulted in the decrease in effective rates.

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

              Sales by distribution channel are summarized as follows:

                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30,                    JUNE 30,
                                                                -------------------------------------------------------
                  (in millions)                                     2001          2000          2001          2000
                  =====================================================================================================
                  Independent broker/dealers                    $  1,171.5    $  1,628.8    $  2,525.0    $  3,221.6
                  Brokerage firms                                    719.3         307.5       1,086.9         620.8
                  Financial institutions                             902.4         818.1       1,685.6       1,486.2
                  Pension plan administrators                        266.9         258.8         593.9         590.9
                  Life insurance specialists                         137.9          97.6         515.7         327.6
                  Nationwide agents                                  193.7         223.6         362.5         434.9
                  Nationwide Retirement Solutions                    670.9         749.9       1,364.1       1,566.8
                  The 401(k) Company                                 103.1          91.4         214.6         191.2
                  -----------------------------------------------------------------------------------------------------

              The decrease in sales in the independent broker/dealer channel reflects lower demand for variable annuities due to volatile equity markets.

              Sales through brokerage firms increased 134% in second quarter 2001 compared to second quarter 2000 and are up 75% for the first six months, principally due to the addition of Waddell & Reed as a distributer.

              Sales through financial institutions grew 10% in second quarter 2001 compared to a year ago, and grew 13% for the first six months of 2001 compared to the first six months of 2000, driven mainly by the appointment of new distributors in the bank channel who sell fixed annuity products.

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

              Sales by product and segment for the comparable periods of 2001 and 2000 are summarized as follows.

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                            --------------------------------------------------------
              (in millions)                                     2001          2000          2001          2000
              ======================================================================================================
              The BEST of AMERICA products                  $   1,091.3   $   1,622.5   $   2,152.7    $  2,941.6
              Private label annuities                             535.5         274.8         757.0         548.7
              Other                                                 0.3          42.8           2.8          75.2
              ------------------------------------------------------------------------------------------------------
                  Total individual variable annuity sales       1,627.1       1,940.1       2,912.5       3,565.5
              ------------------------------------------------------------------------------------------------------

              Deferred fixed annuities                            442.8         106.4         761.3         191.5
              Immediate fixed annuities                            34.0          30.5          73.1          69.6
              ------------------------------------------------------------------------------------------------------
                 Total individual fixed annuity sales             476.8         136.9         834.4         261.1
              ------------------------------------------------------------------------------------------------------
                      Total individual annuity sales        $   2,103.9   $   2,077.0   $   3,746.9   $   3,826.6
              ======================================================================================================

              The BEST of AMERICA products                  $     770.6   $     950.5   $   1,708.6   $   2,149.1
              The 401(k) Company                                  103.1          91.4         214.6         191.2
              Nationwide Trust Company                            170.5          58.1         406.5         113.9
              Other                                                13.4          10.2          27.3          26.3
              ------------------------------------------------------------------------------------------------------
                 Total private sector pension plan sales        1,057.6       1,110.2       2,357.0       2,480.5
              ------------------------------------------------------------------------------------------------------

              IRC Section 457 annuities                           388.0         613.7         790.1       1,305.3
              Administration only agreements                      266.0          78.2         526.9         120.3
              ------------------------------------------------------------------------------------------------------
                 Total public sector pension plan sales           654.0         691.9       1,317.0       1,425.6
              ------------------------------------------------------------------------------------------------------
                     Total institutional products sales     $   1,711.6   $   1,802.1   $   3,674.0   $   3,906.1
              ======================================================================================================

              The BEST of AMERICA variable life series      $     148.9   $     138.1   $     289.5   $     263.4
              Corporate-owned life insurance                      137.9          94.8         515.7         323.3
              Traditional/Universal life insurance                 63.4          63.7         122.2         120.6
              ------------------------------------------------------------------------------------------------------
                 Total life insurance sales                 $     350.2   $     296.6   $     927.4   $     707.3
              ======================================================================================================

              BUSINESS SEGMENTS

              The Company has four product segments: Individual Annuity, Institutional Products, Life Insurance and Asset Management. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

              The following table summarizes operating income (loss) before federal income tax expense for the Company's business segments for the periods indicated.

                                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                    JUNE 30,                    JUNE 30,
                                                                           --------------------------------------------------------
              (in millions)                                                    2001          2000          2001          2000
              =====================================================================================================================
              Individual Annuity                                           $     62.0    $     70.1    $    122.5    $    140.2
              Institutional Products                                             53.8          56.5         106.9         109.0
              Life Insurance                                                     44.1          38.5          96.2          74.1
              Asset Management                                                    3.9           1.3           5.3           5.2
              Corporate                                                          (7.1)         (3.3)        (17.0)         (8.4)
              ---------------------------------------------------------------------------------------------------------------------
                 Operating income before federal income tax expense        $    156.7    $    163.1    $    313.9    $    320.1
              =====================================================================================================================

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

                                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                  JUNE 30,                    JUNE 30,
                                                                         --------------------------------------------------------
              (in millions)                                                  2001          2000          2001           2000
              ===================================================================================================================
              INCOME STATEMENT DATA
              Revenues:
                 Policy charges                                          $      127.0  $      145.2  $      255.2   $     291.1
                 Net investment income                                          129.1         118.7         254.8         242.1
                 Premiums on immediate annuities                                 17.7          14.0          33.7          31.6
              -------------------------------------------------------------------------------------------------------------------
                                                                                273.8         277.9         543.7         564.8
              -------------------------------------------------------------------------------------------------------------------

              Benefits and expenses:
                 Interest credited to policyholder account balances             106.8          97.6         208.1         199.2
                 Other benefits                                                  20.1          15.1          35.8          31.9
                 Amortization of deferred policy acquisition costs               53.2          57.4         110.9         114.1
                 Other operating expenses                                        31.7          37.7          66.4          79.4
              -------------------------------------------------------------------------------------------------------------------
                                                                                211.8         207.8         421.2         424.6
              -------------------------------------------------------------------------------------------------------------------
                     Operating income before federal income tax expense  $       62.0  $       70.1  $      122.5   $     140.2
              ===================================================================================================================

              OTHER DATA
              Sales:
                 Individual variable annuities                           $    1,627.1  $    1,940.1  $    2,912.5   $   3,565.5
                 Individual fixed annuities                                     476.8         136.9         834.4         261.1
              -------------------------------------------------------------------------------------------------------------------
                     Total individual annuity sales                      $    2,103.9  $    2,077.0  $    3,746.9   $   3,826.6
              ===================================================================================================================

              Average account balances:
                 General account                                         $    7,340.7  $    6,931.4  $    7,152.0   $   7,001.9
                 Separate account                                            34,176.5      38,075.8      34,745.7      37,766.9
              -------------------------------------------------------------------------------------------------------------------
                     Total average account balances                      $   41,517.2  $   45,007.2  $   41,897.7   $  44,768.8
              ===================================================================================================================

              Account balances as of period end:
                 Individual variable annuities                           $   37,343.8  $   42,036.9
                 Individual fixed annuities                                   4,691.7       3,726.9
              -------------------------------------------------------------------------------------------------------------------
                     Total account balances                              $   42,035.5  $   45,763.8
              ===================================================================================================================

              Return on average equity                                          15.1%         19.7%         15.6%          19.6%
              Pre-tax operating income to average account balances              0.60%         0.62%         0.58%          0.63%
              -------------------------------------------------------------------------------------------------------------------

              Pre-tax operating earnings totaled $62.0 million in second quarter 2001, down 12% compared to a year ago earnings of $70.1 million. For the fist six months of 2001 pre-tax operating earnings were $122.5 million compared to $140.2 million for the first six months of 2000. The decrease in earnings is primarily a result of lower asset and surrender fees, partially offset by lower operating expenses.

              Asset fees decreased to $107.7 million in the second quarter of 2001, down 11% from $120.8 million in the same period a year ago. For the first half of 2001, asset fees totaled $216.1 million down 9% from the first half of 2000 total of $238.1 million. Asset fees are calculated daily and charged as a percentage of separate account assets. The decrease in asset fees is due to market depreciation on investments underlying reserves. Year-to-date average separate account assets decreased 8% to $34.75 billion as of June 30, 2001 compared to $37.77 billion a year ago.

              Surrender fees decreased by $5.5 million to $14.3 million in the second quarter of 2001. For the first six months of 2001, surrender fees totaled $29.5 million compared to $42.9 million in the same period a year ago. This decrease was due to a lower individual variable annuity lapse rate.

              Operating expenses were $31.7 million in second quarter 2001, a decrease of 16% over second quarter 2000 reflecting management's focus on expense management in response to volatile equity markets. During the first half of 2001, operating expenses totaled $66.4 million, a decrease of 16% over the first half of 2000 total of $79.4 million.

              The following table depicts the interest spread on average general account reserves in the Individual Annuity segment for the periods indicated.

                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30,                    JUNE 30,
                                                               -------------------------------------------------------
                                                                   2001          2000          2001          2000
              ========================================================================================================
              Net investment income                                  7.61%         7.78%         7.76%         7.83%
              Interest credited                                      5.82          5.63          5.82          5.69
              --------------------------------------------------------------------------------------------------------
                   Interest spread                                   1.79%         2.15%         1.94%         2.14%
              ========================================================================================================

              Interest spreads narrowed in the second quarter of 2001 compared to first quarter and the prior year due to lower investment yield rates, due to lower market rates and mortgage loan and bond prepayment income. The Company anticipates interest spreads over the next several quarters to range between 185 and 190 basis points, excluding the impact of mortgage loan and bond prepayment income.

              Led by variable product deposits of $1.81 billion and withdrawals and surrenders of $1.16 billion, Individual Annuity segment deposits in second quarter 2001 of $2.29 billion offset by withdrawals and surrenders totaling $1.24 billion generated net flows of $1.05 billion compared to the $990.9 million achieved a year ago. Despite the competitive nature of the individual annuity market, the Company has demonstrated the ability to generate positive net flows by expanding its broad distribution network and innovative product development resources.

              The decrease in pre-tax operating income to average assets in second quarter and the first half of 2001 and 2000 is primarily driven by the mix of products and producer compensation arrangements. Increased sales of products with lower policy charges and increased sales of trail commission individual variable annuities are impacting margins, as measured by return on average account balances.

              Individual Annuity sales, which exclude internal replacements, during second quarter 2001 were $2.10 billion, up slightly from $2.08 billion in the year ago quarter, while year-to-date 2001 sales of individual annuities were $3.75 billion compared to $3.83 billion in 2000. The addition of new selling arrangements and volatile equity markets drove the growth in sales of fixed annuities which totaled $476.8 million in the second quarter 2001 compared to $136.9 million in second quarter 2000, offsetting the decline in variable annuity sales. Sales of fixed annuities for the first half of 2001 were $834.4 million compared to $261.1 million for the first half of 2000.

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

                                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                  JUNE 30,                    JUNE 30,
                                                                         --------------------------------------------------------
              (in millions)                                                  2001          2000          2001           2000
              ===================================================================================================================
              INCOME STATEMENT DATA
              Revenues:
                Asset fees                                               $       45.7    $    55.6     $    93.0   $     110.6
                Net investment income                                           211.9        201.7         423.7         408.5
                Other                                                            26.2         23.7          51.6          48.3
              -------------------------------------------------------------------------------------------------------------------
                                                                                283.8        281.0         568.3         567.4
              -------------------------------------------------------------------------------------------------------------------

              Benefits and expenses:
                Interest credited to policyholder account balances              158.7        152.7         316.8         311.9
                Other benefits and expenses                                      71.3         71.8         144.6         146.5
              -------------------------------------------------------------------------------------------------------------------
                                                                                230.0        224.5         461.4         458.4
              -------------------------------------------------------------------------------------------------------------------
                    Operating income before federal income tax expense   $       53.8    $    56.5     $   106.9   $     109.0
              ===================================================================================================================

              OTHER DATA
              Sales:
                 Private sector pension plans                            $    1,057.6    $ 1,110.2     $ 2,357.0   $   2,480.5
                 Public sector pension plans                                    654.0        691.9       1,317.0       1,425.6
              -------------------------------------------------------------------------------------------------------------------
                     Total institutional products sales                  $    1,711.6    $ 1,802.1 $     3,674.0   $   3,906.1
              ===================================================================================================================

              Average account balances:
                  General account                                        $   11,505.4    $10,333.1     $11,257.0   $  10,520.3
                  Separate account                                           23,737.1     28,254.7      24,181.4      28,015.9
                  Administration only                                        14,670.1     10,049.1      13,438.9       9,969.6
              -------------------------------------------------------------------------------------------------------------------
                     Total average account balances                      $   49,912.6    $48,636.9     $48,877.3   $  48,505.8
              ===================================================================================================================

              Account balances as of period end:
                  Private sector pension plans                           $   20,991.1    $22,070.2
                  Public sector pension plans                                27,277.9     26,257.8
                  Medium-term note programs                                   2,569.5        873.6
              -------------------------------------------------------------------------------------------------------------------
                     Total account balances                              $   50,838.5    $49,201.6
              ===================================================================================================================
              Return on average equity                                           21.5%        23.6%         21.7%         23.0%
              Pre-tax operating income to average account balances               0.43%        0.46%        0.44%          0.45%
              -------------------------------------------------------------------------------------------------------------------

              Institutional Products segment results reflect an increase in interest spread income attributable to growth in average general account assets. Interest spread is the differential between net investment income and interest credited to policyholder account balances. Interest spreads vary depending on crediting rates offered by competitors, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates and other factors.

              The following table depicts the interest spread on average general account reserves in the Institutional Products segment for the periods indicated.

                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30,                    JUNE 30,
                                                               -------------------------------------------------------
                                                                   2001          2000          2001          2000
              ========================================================================================================
              Net investment income                                  7.37%         7.81%         7.53%         7.77%
              Interest credited                                      5.52          5.91          5.63          5.93
              --------------------------------------------------------------------------------------------------------
                 Interest spread                                     1.85%         1.90%         1.90%         1.84%
              ========================================================================================================

              Interest spreads narrowed in the second quarter of 2001 compared to one year ago as a drop in the earned rate more than offset lower crediting rates. Higher bond and mortgage prepayment income in first quarter 2001, favorably impacted spreads for the six months ended June 30, 2001 relative to one year ago. The Company anticipates interest spreads over the next several quarters to range between 175 and 180 basis points, excluding the impact of mortgage loan and bond prepayment income.

              Asset fees declined 18% to $45.7 million in the quarter ended June 30, 2001 compared to a year ago, while year-to-date 2001 asset fees were $93.0 million compared to $110.6 million in 2000. The decline was driven by a 16% drop in average separate account assets in the quarter compared to the quarter ended a year ago and a 14% drop in year-to-date average separate account assets for the first six months of 2001 compared to the same period a year ago.

              Net investment income increased 5% to $211.9 million in the second quarter of 2001 compared to a year ago, while year-to-date 2001 net investment income increased 4% from the same period a year ago. Driving this increase was an 11% and 7% increase in the average general account balance in the quarter and first six months of 2001, respectively, compared to the same periods a year ago, and the increase in mortgage loan and bond prepayment income, offset by lower earned rates as market interest rates decrease.

              Interest credited and other benefits and expenses in second quarter 2001 slightly increased compared to the year ago driven by the increase in general account reserves. For the first half of 2001 interest credited and other benefits and expenses totaled $461.4 million, also up slightly from the first half of 2000.

              Institutional Product sales during second quarter 2001 reached $1.71 billion compared to sales of $1.80 billion in second quarter 2000. For the first six months of 2001, sales reached $3.67 billion compared to sales of $3.91 billion for the same period a year ago. The Private Sector continues to be impacted by the volatile equity markets, which reduced the average plan size of take-over cases and a slowing economy, which has resulted in reduced demand for new cases. In the Public Sector, sales declined from a year ago reflecting the impact of previously lost cases on recurring deposits. The decline in sales is also attributable to a shift in both Private and Public sector sales from group annuities issued by the Company to administration only and Trust Company products provided by affiliates.

              Institutional Products segment deposits in second quarter 2001 of $1.75 billion offset by participant withdrawals and surrenders totaling $1.37 billion generated net flows from participant activity of $380.9 million, a 30% decrease over second quarter 2000. Year-to-date 2001 net flows decreased 13% to $818.9 million compared to year-to-date 2000 net flows of $946.3 million.

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

                                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                  JUNE 30,                    JUNE 30,
                                                                         --------------------------------------------------------
              (in millions)                                                  2001          2000          2001           2000
              ===================================================================================================================
              INCOME STATEMENT DATA
              Revenues:
                 Total policy charges                                    $       75.5  $       59.6  $     158.2    $     124.1
                 Net investment income                                           81.2          74.9        161.1          140.7
                 Other                                                           50.2          50.1        100.5          101.7
              -------------------------------------------------------------------------------------------------------------------
                                                                                206.9         184.6        419.8          366.5
              -------------------------------------------------------------------------------------------------------------------

              Benefits                                                          112.4          99.3        215.0          195.2
              Operating expenses                                                 50.4          46.8        108.6           97.2
              -------------------------------------------------------------------------------------------------------------------
                                                                                162.8         146.1        323.6          292.4
              -------------------------------------------------------------------------------------------------------------------
                    Operating income before federal income tax expense   $       44.1  $       38.5  $      96.2    $      74.1
              ===================================================================================================================

              OTHER DATA
              Sales:
                The BEST of AMERICA variable life series                 $      148.9  $      138.1  $     289.5    $     263.4
                Corporate-owned life insurance                                  137.9          94.8        515.7          323.3
                Traditional/Universal life insurance                             63.4          63.7        122.2          120.6
              -------------------------------------------------------------------------------------------------------------------
                    Total life insurance sales                           $      350.2  $      296.6  $     927.4    $     707.3
              ===================================================================================================================
              Policy reserves as of period end:
                 Corporate investment life insurance                     $    2,987.3  $    2,153.1
                 Individual investment life insurance                         2,139.0       2,044.2
                 Traditional life insurance                                   1,837.7       1,801.7
                 Universal life insurance                                       774.2         767.2
              -------------------------------------------------------------------------------------------------------------------
                     Total policy reserves                               $    7,738.2  $    6,766.2
              ===================================================================================================================
              Return on average equity                                           11.0%         11.5%        12.2%          11.5%
              -------------------------------------------------------------------------------------------------------------------

              Life Insurance segment earnings increased 15% to $44.1 million for the second quarter 2001, up from $38.5 million a year ago. On a year-to-date basis segment earnings increased 30% to $96.2 million in 2001 from $74.1 million in 2000. The increase in Life Insurance segment earnings is attributable to strong sales and increased investment earnings due to reserve growth in both individual and corporate investment life insurance products.

              Driven primarily by increased policy charges, revenues from investment life products increased to $97.8 million in second quarter 2001 compared to $78.9 million in second quarter 2000, while year-to-date revenues increased to $203.0 million for 2001 compared to $153.3 million for 2000. The revenue growth reflects significantly increased policy reserve levels driven by corporate investment life reserves, which include both BOLI and COLI products, which reached $2.99 billion as of June 30, 2001, up from $2.15 billion in the same period a year ago.

              Pre-tax earnings from investment life products totaled $23.8 million in second quarter 2001, a 5% increase from $22.7 million in second quarter 2000, while the first six months of 2001 reached $56.0 million compared to $44.5 million a year ago, a 26% increase. The strong revenue growth discussed previously was offset by unfavorable mortality results in the second quarter of 2001.

              Traditional/Universal life pre-tax earnings increased 28% to $20.3 million in second quarter 2001 compared to $15.8 million in the same period a year ago, reflecting higher investment earnings and lower operating expenses. For the first six months of 2001, pre-tax earnings increased 36% to $40.2 million compared to $29.6 million for the first six months of 2000.

              Total life insurance sales, excluding BOLI and Nationwide employee and agent benefit plan sales, increased 18% to $350.2 million in second quarter 2001 compared to $296.6 million during the same period in 2000. For the first six months of 2001, total life insurance sales, excluding BOLI and Nationwide employee and agent benefit plan sales, increased $220.1 million over 2000 and totaled $927.4 million. Sales in 2001 include a record level of production for COLI and continued growth of individual investment life insurance, reflecting the Company's efforts to sell through multiple channels and growing producer and consumer acceptance of these product offerings.

              Asset Management

              The Asset Management segment consists primarily of the Company's investment advisor subsidiary, Villanova Capital, Inc. (Villanova Capital).

              The following table summarizes certain selected financial data for the Company's Asset Management segment for the periods indicated.

                                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                   JUNE 30,                     JUNE 30,
                                                                          ---------------------------------------------------------
              (in millions)                                                   2001          2000          2001           2000
              =====================================================================================================================
              INCOME STATEMENT DATA
              Revenues:
                 Total fee income                                         $       27.5   $      25.5   $    53.2    $     51.7
                 Other                                                             3.2           3.2         7.8           6.8
              ---------------------------------------------------------------------------------------------------------------------
                                                                                  30.7          28.7        61.0          58.5
              Operating expenses                                                  26.8          27.4        55.7          53.3
              ---------------------------------------------------------------------------------------------------------------------
                 Operating income before federal income tax expense       $        3.9   $       1.3   $     5.3    $      5.2
              =====================================================================================================================

              OTHER DATA
                 Asset management net flows                               $      123.0   $    (607.7)  $ 2,109.4    $ (1,286.0)
                 Assets under management (1)                              $   24,993.5   $  22,108.7
              =====================================================================================================================

              ----------

              (1) These assets are not reflected on the Company's consolidated balance sheet, unless part of an annuity or life insurance product sold by the Company.

              Pre-tax operating earnings for the Asset Management segment were $3.9 million in second quarter 2001 compared to $1.3 million in second quarter 2000. Revenues of $30.7 million increased 7% compared to a year ago revenues of $28.7 million due to growth in assets under management from positive net flows. Operating expenses decreased 2% to $26.8 million compared to a year ago due to lower spending on distribution and venture capital initiatives. Year-to-date 2001 revenues increased 4% to $61.0 million compared to the same period a year ago and operating expenses increased 5% to $55.7 million in the first six months of 2001 compared to $53.3 million in the first six months of 2000.

              Assets under management include $10.93 billion and $9.74 billion of Company managed investment options that support the Company's variable annuity and investment life insurance products as of June 30, 2001 and 2000, respectively. These assets are included in the related variable annuity and investment life insurance policy reserves on the Company's consolidated balance sheet.

              Corporate

              The following table summarizes certain selected financial data for the Company's Corporate segment for the periods indicated.

                                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                           JUNE 30,                 JUNE 30,
                                                                     -----------------------------------------------
              (in millions)                                              2001      2000       2001         2000
              ======================================================================================================
              INCOME STATEMENT DATA
              Operating revenues (1)                                 $    9.7    $   15.8    $  18.2     $  29.6
              Operating expenses                                         16.8        19.1       35.2        38.0
              ------------------------------------------------------------------------------------------------------
                Operating loss before federal income tax expense(1)  $   (7.1)   $   (3.3)   $ (17.0)    $  (8.4)
              =======================================================================================================

              ----------

              (1) Excludes net realized gains and losses on investments, hedging instruments and hedged items.

              The Corporate segment consists of net investment income not allocated to the four product segments, unallocated expenses, interest expense on debt and goodwill amortization. The decline in revenues reflects a decrease in net investment income on real estate investments and less investments retained in the corporate segment as more capital and the related investments earnings are allocated to the product segments to support growth.

              In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items in the Corporate segment. The Company realized net investment losses of $0.4 million and net gains on hedges and hedged items of $2.3 million during the second quarter of 2001 compared to realized net investment losses of $10.4 million during the second quarter of 2000. For the first six months of 2001, the Company realized net investment losses of $4.7 million and net gains on hedges and hedged items of $2.6 million compared to realized net investment losses of $13.4 million during the first six months of 2000. In addition, the Company realized an after tax loss of $4.8 million related to the adoption of FAS 133 in first quarter 2001 and an after tax loss of $2.3 related to the adoption of EITF 99-20 in second quarter 2001.

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


                                                                                              AS OF
                                                                        ---------------------------------------------------
                                                                            JUNE 30,       DECEMBER 31,       JUNE 30,
                (in millions)                                                 2001             2000             2000
                ===========================================================================================================
                Long-term debt                                          $       298.4     $       298.4    $       298.4
                Capital and preferred securities of subsidiary trusts           300.0             300.0            300.0
                -----------------------------------------------------------------------------------------------------------
                  Total long-term debt and capital and
                     preferred securities                                       598.4             598.4            598.4
                -----------------------------------------------------------------------------------------------------------

                Shareholders' equity, excluding accumulated other
                  comprehensive income (loss)                                 3,076.7           2,883.0          2,686.4
                Accumulated other comprehensive income (loss)                   192.2             114.5            (21.0)
                -----------------------------------------------------------------------------------------------------------
                  Total shareholders' equity                                  3,268.9           2,997.5          2,665.4
                -----------------------------------------------------------------------------------------------------------
                  Total capital                                         $     3,867.3     $     3,595.9    $     3,263.8
                ===========================================================================================================

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

              Also available as a source of funds to the Company is a $1 billion revolving credit facility entered into by NFS, NLIC and Nationwide Mutual Insurance Company with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and NLIC maintain statutory surplus in excess of $935 million. The Company had no amounts outstanding under this agreement as of June 30, 2001. NLIC also has a $300 million commercial paper program that is backed by the credit facility described above. Therefore borrowing capacity under this facility is reduced by any amounts outstanding under the commercial paper program, which totaled $114.2 million at June 30, 2001.

              INVESTMENTS

              General

              The Company's assets are divided between separate account and general account assets. As of June 30, 2001, $62.73 billion (68%) of the Company's total assets were held in separate accounts and $29.35 billion (32%) were held in the Company's general account, including $25.19 billion of general account investments.

              Separate account assets consist primarily of deposits from the Company's variable annuity business. Most separate account assets are invested in various mutual funds. All of the investment risk in the Company's separate account assets is borne by the Company's customers, with the exception of $1.23 billion of policy reserves as of June 30, 2001 ($1.12 billion as of December 31, 2000) for which the Company bears the investment risk.

              Fixed Maturity Securities

              The following table summarizes the composition of the Company's general account fixed maturity securities by category.

                                                                     AS OF JUNE 30, 2001       AS OF DECEMBER 31, 2000
                                                                  -------------------------------------------------------
                                                                     CARRYING        % OF        CARRYING        % OF
                  (in millions)                                       VALUE         TOTAL         VALUE         TOTAL
                  =======================================================================================================
                  U.S. government/agencies                        $       308.1        2.0%   $       314.5        2.0%
                  Foreign governments                                      58.1        0.3             95.6        0.6
                  State and political subdivisions                          6.0        -                8.8        0.1
                  Corporate:
                    Public                                              5,790.7       34.8          5,460.8       35.2
                    Private                                             4,962.8       29.8          4,442.3       28.7
                  Mortgage-backed securities -
                       U.S. government backed                           2,744.4       16.5          2,766.9       17.9
                  Asset-backed securities                               2,763.3       16.6          2,408.3       15.5
                  -------------------------------------------------------------------------------------------------------
                                                                  $    16,633.4      100.0%   $    15,497.2      100.0%
                  =======================================================================================================

              The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company's general account fixed maturity securities, 96% were in the highest two NAIC Designations as of June 30, 2001.

              The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company's general account fixed maturity securities portfolio.

                                                                 AS OF JUNE 30, 2001      AS OF DECEMBER 31, 2000
                                                              ------------------------------------------------------------
                    NAIC                RATING AGENCY           CARRYING          % OF      CARRYING        % OF
              DESIGNATION(1)       EQUIVALENT DESIGNATION(2)     VALUE            TOTAL       VALUE         TOTAL
              ============================================================================================================
                                                                                      (in millions)
                      1          Aaa/Aa/A                     $ 10,105.5          60.8%     $ 9,537.4        61.5%
                      2          Baa                             5,794.4          34.8        5,397.1        34.8
                      3          Ba                                514.6           3.1          402.7         2.6
                      4          B                                 135.2           0.8          121.3         0.8
                      5          Caa and lower                      46.6           0.3           33.9         0.3
                      6          In or near default                 37.1           0.2            4.8          -
              ------------------------------------------------------------------------------------------------------------
                                                              $ 16,633.4         100.0%     $15,497.2       100.0%
              ============================================================================================================

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

              The Company's general account mortgage-backed security (MBS) investments include residential MBSs and multi-family mortgage pass-through certificates. As of June 30, 2001, MBSs were $2.74 billion (17%) of the carrying value of the general account fixed maturity securities available-for-sale, all of which were guaranteed by the U.S. government or an agency of the U.S. government.

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

              Prepayment risk is an inherent risk of holding MBSs. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs. As of June 30, 2001, $1.50 billion (55%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO/REMIC security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class.

              The following table sets forth the distribution by investment type of the Company's general account MBS portfolio as of June 30, 2001 and December 31, 2000.

                                                                  AS OF JUNE 30, 2001    AS OF DECEMBER 31, 2000
                                                              ----------------------------------------------------
                                                                CARRYING           % OF     CARRYING      % OF
                  (in millions)                                  VALUE            TOTAL      VALUE        TOTAL
              =====================================================================================================
              Planned Amortization Class                        $1,501.3           54.7%    $1,573.6        56.9%
              Very Accurately Defined Maturity                     364.5           13.3        355.7        12.9
              Multi-family Mortgage Pass-through
                Certificates                                       194.9            7.1        270.1         9.8
              Sequential                                           121.0            4.4        122.7         4.4
              Scheduled                                            111.6            4.1        105.1         3.8
              Targeted Amortization Class                          105.0            3.8         99.8         3.6
              Accrual                                               67.2            2.4         68.5         2.4
              Other                                                278.9           10.2        171.4         6.2
              ------------------------------------------------------------------------------------------------------------
                                                                $2,744.4          100.0%    $2,766.9       100.0%
              ============================================================================================================

              The Company's general account asset-backed security (ABS) investments include home equity/improvement ABSs and equipment lease ABSs, among others. As of June 30, 2001, ABSs were $2.76 billion (17%) of the carrying value of the general account fixed maturity securities available-for-sale.

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

                                                                AS OF JUNE 30, 2001          AS OF DECEMBER 31, 2000
                                                            -------------------------------------------------------------
                                                               CARRYING             % OF      CARRYING          % OF
              (in millions)                                     VALUE              TOTAL       VALUE           TOTAL
              ===========================================================================================================
              Home Equity/Improvement                         $   903.3            32.7%     $   592.5        24.6%
              CBO/CLO                                             296.1            10.7          258.7        10.7
              ETC/EETC                                            232.2             8.4           -             -
              Credit Tenant/Card Backed                           192.1             7.0          169.6         7.0
              Auto Loan Backed                                    190.3             6.9          190.0         7.9
              Manufactured Housing Backed                         157.7             5.7          251.5        10.5
              Equipment Leases                                    134.8             4.9          321.9        13.4
              Franchise/Business Loan                             133.7             4.8          148.5         6.2
              Miscellaneous Asset Backed                          129.2             4.7          400.1        16.6
              All Other                                           393.9            14.2           75.5         3.1
              ----------------------------------------------------------------------------------------------------------
                                                             $  2,763.3           100.0%     $ 2,408.3       100.0%
              ==========================================================================================================

              Mortgage Loans

              As of June 30, 2001, general account mortgage loans were $6.60 billion (26%) of the carrying value of consolidated general account invested assets.

              As of June 30, 2001, none of the Company's mortgage loans were classified as delinquent compared to 0.05% a year ago and 0.16% at December 31, 2000. Foreclosed and restructured loans totaled 0.08% and 0.39% of the Company's mortgage loans as of June 30, 2001, respectively, compared to 0.20% and 0.32% as of June 30, 2000, respectively.

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

ITEM 2        CHANGES IN SECURITIES

              Pursuant to the Stock Retainer Plan for Non-Employee Directors, 1,288 shares of Class A Common Stock were issued by NFS during the second quarter of 2001, at an average price of $43.69 per share to NFS' directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) promulgated thereunder.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NFS held its Annual Meeting of stockholders on May 9, 2001. At that meeting, stockholders approved the following management proposals:


               1. Election of directors to serve as Class I Directors until the year 2004 Annual Meeting of stockholders as follows:

                                                            For             Withheld
                                                    ------------------ ------------------
                        James G. Brocksmith, Jr.    1,066,633,304          1,256,935
                        Henry S. Holloway           1,066,804,371          1,085,868
                        James F. Patterson          1,066,804,563          1,085,676
                        Gerald D. Prothro           1,066,806,368          1,083,871

                  The terms of office of the Directors, Charles L. Fuellgraf, Jr., Joseph J. Gasper, William G. "Jerry" Jurgensen, Lydia Micheaux Marshall, Donald L. McWhorter, David O. Miller and Arden L. Shisler continued after the meeting.


                                                   For        Against  Withheld
                                              -------------  --------- --------
               2.  Approval and  amendment
                   of the Nationwide
                   Financial Services, Inc.
                   Senior  Executive
                   Incentive Plan as
                   set out in the
                   Proxy Statement
                   dated March 30, 2001.      1,067,480,874   332,426   76,939


ITEM 5        OTHER INFORMATION

              None.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:

                  2.1     Form of Agreement and Plan Merger By and Among
                           Nationwide Financial Services, Inc., Eagle
                           Acquisition Corporation and Provident Mutual Life Insurance Company dated August 7, 2001 (previously filed as Exhibit 2.1 to Form 8-K, Commission File Number 1-12785, filed August 8, 2001, and incorporated herein by reference)

                  10.36 Form of Employment Agreement, dated June 4, 2001, between Nationwide Mutual Insurance Company and Michael C. Keller

                  10.37 Nationwide Financial Services, Inc. Senior Executive Incentive Plan

              (b) Reports on Form 8-K:

                  On August 1, 2001, NFS filed a Current Report on Form 8-K in connection with the release of quarterly earnings results.

                  On August 8, 2001, NFS filed a Current Report on Form 8-K in connection with its announcement of the sponsored demutualization of Provident Mutual Life Insurance Company.

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


                          NATIONWIDE FINANCIAL SERVICES, INC.
                          -----------------------------------
                                                  (Registrant)



Date:  August 10, 2001    /s/ Mark R. Thresher
                          -------------------------------------------------
                          Mark R. Thresher, Senior Vice President - Finance
                                      (Chief Accounting Officer)