Form 10-Q
period 2001-09-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 2001-11-13
CIK 1029786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      ------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001                       COMMISSION FILE NO. 1-12785


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

                                    YES X      NO
                                    -----      ---

The number of shares outstanding of each of the registrant's classes of common stock on November 1, 2001 was as follows:

            CLASS A COMMON STOCK (par value $0.01 per share) - 24,144,853 shares issued and outstanding (Title of Class)

           CLASS B COMMON STOCK (par value $0.01 per share) - 104,745,000 shares issued and outstanding (Title of Class)

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX




PART I       FINANCIAL INFORMATION

             Item 1      Unaudited Consolidated Financial Statements                                                     3

             Item 2      Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                                       16

             Item 3      Quantitative and Qualitative Disclosures About Market Risk                                     32

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                                              33

             Item 2      Changes in Securities and Use of Proceeds                                                      33

             Item 3      Defaults Upon Senior Securities                                                                33

             Item 4      Submission of Matters to a Vote of Security Holders                                            33

             Item 5      Other Information                                                                              33

             Item 6      Exhibits and Reports on Form 8-K                                                               33

SIGNATURE                                                                                                               34


                         PART I - FINANCIAL INFORMATION

ITEM 1      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)
                     (in millions, except per share amounts)


                                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                                          ----------------------             ----------------------
                                                                          2001              2000             2001           2000
                                                                          ----              ----             ----           ----

REVENUES
  Policy charges                                                       $ 244.2            $ 285.1         $   768.8       $  824.1
  Life insurance premiums                                                 59.4               51.7             189.9          180.7
  Net investment income                                                  438.3              416.7           1,296.6        1,239.1
  Net realized gains (losses) on investments, hedging instruments
     and hedged items                                                     40.8               (2.9)             38.7          (16.3)
  Other                                                                   48.4               50.7             146.0          147.1
                                                                       -------            -------         ---------       --------
                                                                         831.1              801.3           2,440.0        2,374.7
                                                                       -------            -------         ---------       --------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances                     318.2              292.4             930.1          878.1
  Other benefits and claims                                               66.2               56.2             208.4          185.2
  Policyholder dividends on participating policies                         9.5                8.3              31.1           31.8
  Amortization of deferred policy acquisition costs                       85.5               91.0             265.2          263.0
  Interest expense on debt and capital and preferred securities of
    subsidiary trusts                                                     12.6               11.8              40.1           35.4
  Other operating expenses                                               155.1              177.4             469.3          510.3
                                                                       -------            -------         ---------       --------
                                                                         647.1              637.1           1,944.2        1,903.8
                                                                       -------            -------         ---------       --------
   Income before federal income tax expense and cumulative
     effect of adoption of accounting principles                         184.0              164.2             495.8          470.9
Federal income tax expense                                                51.4               47.5             134.5          145.2
                                                                       -------            -------         ---------       --------
   Income before cumulative effect of adoption of accounting
     principles                                                          132.6              116.7             361.3          325.7
Cumulative effect of adoption of accounting principles, net of tax          --                 --              (7.1)            --
                                                                       -------            -------         ---------       --------
   Net income                                                          $ 132.6            $ 116.7         $   354.2       $  325.7
                                                                       =======            =======         =========       ========

NET INCOME PER COMMON SHARE
  Basic                                                                $  1.03            $  0.91         $    2.75       $   2.53
  Diluted                                                              $  1.03            $  0.91         $    2.74       $   2.53

Weighted average common shares outstanding                               128.9              128.7             128.8          128.7
Weighted average diluted common shares outstanding                       129.3              129.0             129.2          128.8



See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                     (in millions, except per share amounts)



                                                                                        (UNAUDITED)
                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                           2001                2000
                                                                                        -------------      ------------

ASSETS
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity securities (cost $17,078.7 in 2001; $15,297.9 in 2000)               $ 17,694.7           $ 15,497.2
    Equity securities (cost $177.8 in 2001; $149.1 in 2000)                                  149.9                150.2
  Mortgage loans on real estate, net                                                       6,809.7              6,168.3
  Real estate, net                                                                           191.3                310.7
  Policy loans                                                                               588.1                562.6
  Other long-term investments                                                                117.9                111.8
  Short-term investments                                                                     901.1                558.4
                                                                                        ----------           ----------
                                                                                          26,452.7             23,359.2
                                                                                        ----------           ----------

Cash                                                                                          77.3                 62.7
Accrued investment income                                                                    310.2                252.5
Deferred policy acquisition costs                                                          3,052.9              2,872.7
Other assets                                                                               1,006.0                662.7
Assets held in separate accounts                                                          54,628.7             65,968.8
                                                                                        ----------           ----------
                                                                                        $ 85,527.8           $ 93,178.6
                                                                                        ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits and claims                                                       $ 24,977.9           $ 22,243.3
Short-term borrowings                                                                         25.0                118.7
Long-term debt                                                                               298.4                298.4
Other liabilities                                                                          1,810.0              1,251.9
Liabilities related to separate accounts                                                  54,628.7             65,968.8
                                                                                        ----------           ----------
                                                                                          81,740.0             89,881.1
                                                                                        ----------           ----------

NFS-obligated mandatorily redeemable capital and preferred securities of
subsidiary trusts holding solely junior subordinated debentures of NFS                       300.0                300.0
                                                                                        ----------           ----------

Shareholders' equity:
  Preferred stock, $0.01 par value. Authorized 50.0 million shares; no shares
    issued and outstanding                                                                      --                   --
  Class A common stock, $0.01 par value. Authorized 750.0 million shares,
    24.1 million shares issued and outstanding                                                 0.2                  0.2
  Class B common stock, $0.01 par value. Authorized 750.0 million shares,
    104.7 million shares issued and outstanding                                                1.0                  1.0
  Additional paid-in capital                                                                 646.4                640.8
  Retained earnings                                                                        2,554.5              2,245.5
  Accumulated other comprehensive income                                                     292.2                114.5
  Other                                                                                       (6.5)                (4.5)
                                                                                        ----------           ----------
                                                                                           3,487.8              2,997.5
                                                                                        ----------           ----------
                                                                                        $ 85,527.8           $ 93,178.6
                                                                                        ==========           ==========


     See accompanying notes to unaudited consolidated financial statements.

                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                  Nine Months Ended September 30, 2001 and 2000
                                  (in millions)

                                                                                       ACCUMULATED
                                     CLASS A     CLASS B   ADDITIONAL                     OTHER                         TOTAL
                                      COMMON     COMMON      PAID-IN      RETAINED    COMPREHENSIVE                 SHAREHOLDERS
                                      STOCK       STOCK      CAPITAL      EARNINGS    INCOME (LOSS)       OTHER        EQUITY
                                      -----       -----    ----------     --------    -------------       -----     ------------

Balance as of January 1, 2000         $ 0.2      $ 1.0     $    634.9     $ 1,867.4     $  (15.5)       $ (0.9)      $  2,487.1
Comprehensive income:
    Net income                           --         --             --         325.7           --            --            325.7
    Net unrealized gains on
      securities available-for-sale
      arising during the period, net
      of tax                             --         --             --            --         46.3            --             46.3
                                                                                                                     ----------
    Total comprehensive income                                                                                            372.0
                                                                                                                     ----------
Cash dividends declared                  --         --             --         (43.8)          --            --            (43.8)
Other, net                               --         --            5.5           2.2           --          (4.2)             3.5
                                      -----      -----     ----------     ---------    --------        -------       ----------

Balance as of September 30, 2000      $ 0.2      $ 1.0     $    640.4     $ 2,151.5    $   30.8        $  (5.1)      $  2,818.8
                                      =====      =====     ==========     =========    ========        =======       ==========

BALANCE AS OF JANUARY 1, 2001         $ 0.2      $ 1.0     $    640.8     $ 2,245.5    $  114.5        $  (4.5)      $  2,997.5
Comprehensive income:
    Net income                           --         --             --         354.2          --             --            354.2
    Net unrealized gains on
      securities available-for-sale
      arising during the period, net
      of tax                             --         --             --            --       168.0             --            168.0
    Cumulative effect of adoption of
       accounting principles, net of
       tax                               --         --             --            --         5.9             --              5.9
    Accumulated net gains on cash
       flow hedges, net of tax           --         --             --            --         3.8             --              3.8
                                                                                                                     ----------
    Total comprehensive income                                                                                            531.9
                                                                                                                     ----------
Cash dividends declared                  --         --             --         (46.4)         --             --            (46.4)
Other, net                               --         --            5.6           1.2          --           (2.0)             4.8
                                      -----      -----     ----------     ---------    --------        -------       ----------
BALANCE AS OF SEPTEMBER 30, 2001      $ 0.2      $ 1.0     $    646.4     $ 2,554.5    $  292.2        $  (6.5)      $  3,487.8
                                      =====      =====     ==========     =========    ========        =======       ==========


     See accompanying notes to unaudited consolidated financial statements.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                  Nine Months Ended September 30, 2001 and 2000
                                  (in millions)


                                                                                                2001              2000
                                                                                                ----              ----

  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                                 $  354.2           $ 325.7
    Adjustments to reconcile net income to net cash provided by operating activities:
      Interest credited to policyholder account balances                                          930.1             878.1
      Capitalization of deferred policy acquisition costs                                        (571.0)           (591.2)
      Amortization of deferred policy acquisition costs                                           265.2             263.0
      Amortization and depreciation                                                               (12.5)              1.4
      Realized (gains) losses on investments, hedging instruments and hedged items                (38.7)             16.3
      Cumulative effect of adoption of accounting principles                                       10.9                --
      Increase in accrued investment income                                                       (57.7)            (10.0)
      Increase in other assets                                                                   (185.3)            (57.5)
      Increase in policy liabilities                                                               21.1               0.5
      Increase in other liabilities                                                               232.9             277.4
      Other, net                                                                                    2.4              27.3
                                                                                                -------           -------
        Net cash provided by operating activities                                                 951.6           1,131.0
                                                                                                -------           -------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of securities available-for-sale                                     3,076.6           2,479.2
    Proceeds from sale of securities available-for-sale                                           248.7             450.6
    Proceeds from repayments of mortgage loans on real estate                                     639.8             609.4
    Proceeds from sale of real estate                                                             168.5               2.3
    Proceeds from repayments of policy loans and sale of other invested assets                     57.3              17.2
    Cost of securities available-for-sale acquired                                             (5,022.6)         (2,408.6)
    Cost of mortgage loans on real estate acquired                                             (1,246.8)           (950.1)
    Cost of real estate acquired                                                                   (0.3)             (6.1)
    Short-term investments, net                                                                  (342.7)           (191.4)
    Other, net                                                                                   (161.3)           (206.8)
                                                                                                -------           -------
        Net cash used in investing activities                                                  (2,582.8)           (204.3)
                                                                                                -------           -------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of short-term borrowings                                           (93.7)               --
    Cash dividends paid                                                                           (46.4)            (41.3)
    Increase in investment and universal life insurance product account balances                4,710.0           3,609.4
    Decrease in investment and universal life insurance product account balances               (2,926.6)         (4,491.5)
    Other, net                                                                                      2.5               1.8
                                                                                                -------           -------
        Net cash provided by (used in) financing activities                                     1,645.8            (921.6)
                                                                                                -------           -------

  Net increase in cash                                                                             14.6               5.1

  Cash, beginning of period                                                                        62.7              22.5
                                                                                                -------           -------
  Cash, end of period                                                                           $  77.3           $  27.6
                                                                                                =======           =======


     See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                      Nine Months Ended September 30, 2001

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries (NFS or collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2000 included in the Company's 2000 Annual Report to Shareholders.

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

         The calculations of basic and diluted earnings per share are as follows:


                                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                       ------------------           ------------------

         (in millions, except per share amounts)                       2001          2000          2001          2000
                                                                       ----          ----          ----          ----

         Basic and diluted income before cumulative effect of
            adoption of accounting principles                      $    132.6    $    116.7    $    361.3    $    325.7
         Cumulative effect of adoption of accounting
            principles, net of tax                                         --            --          (7.1)           --
                                                                   ----------    ----------    ----------    ----------
         Basic and diluted net income                              $    132.6    $    116.7    $    354.2    $    325.7
                                                                   ==========    ==========    ==========    ==========

         Weighted average common shares outstanding - basic             128.9         128.7         128.8         128.7
         Dilutive effect of stock options                                 0.4           0.3           0.4           0.1
                                                                   ----------    ----------    ----------    ----------
         Weighted average common shares outstanding - diluted           129.3         129.0         129.2         128.8
                                                                   ==========    ==========    ==========    ==========

         Income before cumulative effect of adoption of
              accounting principles per common share:
           Basic                                                      $  1.03      $   0.91       $  2.81      $   2.53
           Diluted                                                    $  1.03      $   0.91       $  2.80      $   2.53

         Cumulative effect of adoption of accounting principles per common share, net of tax:
           Basic                                                     $     --     $      --      $  (0.06)    $      --
           Diluted                                                   $     --     $      --      $  (0.06)    $      --

         Net income per common share:
           Basic                                                      $  1.03      $   0.91       $  2.75      $   2.53
           Diluted                                                    $  1.03      $   0.91       $  2.74      $   2.53


              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued

(3)      New Accounting Principles
         -------------------------

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

         SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and the use of the pooling-of-interests method has been eliminated.

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

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued

         The Company is evaluating the potential impact of adopting SFAS 141 and SFAS 142 on the results of operations and financial position. For the three and nine months ended September 30, 2001, the amortization of excess of cost over fair value of net assets acquired was $2.9 million and $8.7 million, respectively and as of September 30, 2001, unamortized goodwill amounted to $132.9 million.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company) and will carry forward many of the provisions of SFAS 121 and Opinion 30. Under SFAS 144, if a long-lived asset is part of a group that includes other assets and liabilities, then the provisions of SFAS 144 apply to the entire group. In addition, SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. Management does not expect the adoption of SFAS 144 to have a material impact on the results of operations or financial position of the Company.

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

         QUANTITATIVE DISCLOSURE

         FAIR VALUE HEDGES

         Changes in the fair value of derivative instruments designated as fair value hedges, and the corresponding changes in the fair value of the hedged asset or liability, attributable to the risk being hedged, are generally included in net realized gains and losses on investments, hedging instruments and hedged items in the consolidated statements of income. Amounts receivable or payable under interest rate swaps are recognized as an adjustment to net investment income or interest credited to policyholder account balances consistent with the nature of the hedged item.

         During the three and nine months ended September 30, 2001, losses of $4.2 million and $3.2 million, respectively, were recognized in net realized gains and losses on investments, hedging instruments and hedged items. This represents the ineffective portion of the fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instrument's change in value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

         CASH FLOW HEDGES

         Changes in the fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income
         (AOCI). Amounts receivable or payable under interest rate swaps are recognized as an adjustment to net investment income or interest credited to policyholder account balances consistent with the nature of the hedged item. In the event that a derivative instrument was liquidated and the hedged item remained on the books, the gain or loss on the derivative would be reclassified out of AOCI over the life of the underlying asset. The Company is not anticipating any reclassifications out of AOCI over the next 12-month period.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued

         The ineffective portion of cash flow hedges is included in net realized gains and losses on investments, hedging instruments and hedged items in the consolidated statements of income. For the three months ended September 30, 2001, the ineffective portion of cash flow hedges was less than $0.1 million. There were no gains or losses attributable to the portion of the derivative instruments' change in value excluded from the assessment of hedge effectiveness.

         Other Derivative Instruments, Including Embedded Derivatives

         Net realized gains and losses on investments, hedging instruments and hedged items for the three and nine months ended September 30, 2001 include a gain of $0.4 million and a loss of $1.4 million, respectively, related to other derivative instruments, including embedded derivatives. For the three and nine months ended September 30, 2001 a $50.6 million gain and a $14.2 million loss, respectively, were recorded on the change in value of cross-currency interest rate swaps hedging variable rate medium-term notes denominated in foreign currencies. An offsetting loss of $50.4 million and a gain of $12.6 million were recorded to reflect the change in spot rates during the three and nine months ended September 30, 2001 on these variable rate liabilities.

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


                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       -------------                   -------------
           (in millions)                                            2001            2000            2001            2000
                                                                    ----            ----            ----            ----

           Unrealized gains on securities available-for-sale
              arising during the period:
                Transition Adjustment - EITF 99-20                 $    --         $    --         $    3.5        $    --
                Gross                                                224.4           116.6            372.3           87.5
                Adjustment to deferred policy acquisition
                  costs                                              (81.9)          (34.9)         (125.7)          (25.8)
                Related federal income tax expense                   (49.8)          (28.6)          (87.5)          (21.6)
                                                                     -----           -----           -----           -----
                     Net                                              92.7            53.1           162.6            40.1
                                                                     -----           -----           -----           -----

           Reclassification adjustment for net losses (gains)
              on securities available-for-sale realized during
              the period:
                Gross                                                  6.4            (2.1)           11.9             9.5
                Related federal income tax (benefit) expense          (2.3)            0.8            (4.2)           (3.3)
                                                                     -----           -----           -----           -----
                     Net                                               4.1            (1.3)            7.7             6.2
                                                                     -----           -----           -----           -----

           Other comprehensive income on securities
              available-for-sale                                      96.8            51.8           170.3            46.3
                                                                     -----           -----           -----           -----

           Accumulated net gain on cash flow hedges:
                 Transition adjustment - FAS 133                        --              --             5.6              --
                 Gross                                                 5.0              --             5.8              --
                 Related federal income tax expense                   (1.8)             --            (4.0)             --
                                                                     -----           -----           -----           -----
                   Other comprehensive income on cash
                     flow hedges                                       3.2              --             7.4              --
                                                                     -----           -----           -----           -----

           Total other comprehensive income                         $ 100.0         $ 51.8         $ 177.7          $ 46.3
                                                                     =====           =====           =====           =====


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

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued

         The following table summarizes the financial results of the Company's business segments for the three months ended September 30, 2001 and 2000.


                                              INDIVIDUAL   INSTITUTIONAL     LIFE        ASSET
         (in millions)                          ANNUITY      PRODUCTS     INSURANCE     MANAGEMENT      CORPORATE       TOTAL
                                                -------      --------     ---------     ----------      ---------       -----
         2001
         Net investment income                $     138.1    $    211.9    $   80.7       $    0.7        $    6.9      $ 438.3
         Other operating revenue                    134.8          64.5       122.9           29.4             0.4        352.0
                                              -----------    ----------    --------       --------        --------      -------
            Total operating revenue(1)              272.9         276.4       203.6           30.1             7.3        790.3
                                              -----------    ----------    --------       --------        --------      -------
         Interest credited to policyholder
            account balances                        114.5         159.2        44.5             --              --        318.2
         Amortization of deferred policy
            acquisition costs                        53.3          10.4        21.8             --              --         85.5
         Interest expense on debt and
            capital and preferred securities           --            --          --             --            12.6         12.6
            of subsidiary trusts
         Other benefits and expenses                 50.9          57.4        92.5           27.0             3.0        230.8
                                              -----------    ----------    --------       --------        --------      -------
            Total benefits and expenses             218.7         227.0       158.8           27.0            15.6        647.1
                                              -----------    ----------    --------       --------        --------      -------
         Operating income (loss) before
            federal income tax expense(1)            54.2          49.4        44.8            3.1            (8.3)       143.2
         Net realized gains on investments,
            hedging instruments and
            hedged items                               --            --          --             --            40.8         40.8
                                              -----------    ----------    --------       --------        --------      -------
         Income before federal
            income tax expense and
            cumulative effect of adoption
            of accounting principles          $      54.2    $     49.4    $   44.8       $    3.1        $   32.5      $ 184.0
                                              ===========   = =========    ========       ========        ========      =======

         2000
         Net investment income                $     120.8    $    204.6    $   73.5       $    1.3        $   16.5      $ 416.7
         Other operating revenue                    153.9          88.4       115.6           29.3             0.3        387.5
                                              -----------    ----------    --------       --------        --------      -------
            Total operating revenue(1)              274.7         293.0       189.1           30.6            16.8        804.2
                                              -----------    ----------    --------       --------        --------      -------
         Interest credited to policyholder
            account balances                         98.8         153.6        40.0             --              --        292.4
         Amortization of deferred policy
            acquisition costs                        60.3          15.2        15.5             --              --         91.0
         Interest expense on debt and
            capital and preferred securities           --            --          --             --            11.8         11.8
            of subsidiary trusts
         Other benefits and expenses                 45.3          65.9        92.9           29.4             8.4        241.9
                                              -----------    ----------    --------       --------        --------      -------
            Total benefits and expenses             204.4         234.7       148.4           29.4            20.2        637.1
                                              -----------    ----------    --------       --------        --------      -------
         Operating income (loss) before
            federal income tax expense(1)            70.3          58.3        40.7            1.2            (3.4)       167.1
         Net realized losses on investments,
            hedging instruments and
            hedged items                               --            --          --             --            (2.9)        (2.9)
                                              -----------    ----------    --------       --------        --------      -------
         Income (loss) before federal
            income tax expense and
            cumulative effect of adoption of
            accounting principles             $      70.3    $     58.3    $   40.7       $    1.2        $   (6.3)     $ 164.2
                                              ===========    ==========    ========       ========        ========      =======


         ----------------------
         (1) Excludes net realized gains and losses on investments, hedging instruments and hedged items.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued

         The following table summarizes the financial results of the Company's business segments for the nine months ended September 30, 2001 and 2000.

                                              INDIVIDUAL   INSTITUTIONAL     LIFE        ASSET
         (in millions)                          ANNUITY      PRODUCTS     INSURANCE     MANAGEMENT      CORPORATE       TOTAL
                                                -------      --------     ---------     ----------      ---------       -----
         2001
         Net investment income                $    392.9   $    635.6     $   241.8     $      2.0      $    24.3    $   1,296.6
         Other operating revenue                   423.7        209.1         381.6           89.1            1.2        1,104.7
                                              ----------   ----------     ---------     ----------      ---------     ----------

            Total operating revenue(1)             816.6        844.7         623.4           91.1           25.5        2,401.3
                                              ----------   ----------     ---------     ----------      ---------     ----------
         Interest credited to policyholder
            account balances                       322.6        476.0         131.5             --             --          930.1
         Amortization of deferred policy
            acquisition costs                      164.2         36.2          64.8             --             --          265.2
         Interest expense on debt and
            capital and preferred securities          --           --            --             --           40.1           40.1
            of subsidiary trusts
         Other benefits and expenses               153.1        176.2         286.1           82.7           10.7          708.8
                                              ----------   ----------     ---------     ----------      ---------     ----------
            Total benefits and expenses            639.9        688.4         482.4           82.7           50.8        1,944.2
                                              ----------   ----------     ---------     ----------      ---------     ----------
         Operating income (loss) before
            federal income tax expense(1)          176.7        156.3         141.0            8.4          (25.3)         457.1
         Net realized gains on investments,
            hedging instruments and
            hedged items                              --           --            --             --           38.7           38.7
                                              ----------   ----------     ---------     ----------      ---------     ----------
         Income before federal
            income tax expense and
            cumulative effect of adoption of
            accounting principles             $    176.7   $    156.3     $   141.0     $      8.4      $    13.4     $    495.8
                                              ==========   ==========     =========     ==========      =========     ==========
         Assets as of period end              $ 40,303.1   $ 33,219.6     $ 8,548.1     $    168.4      $ 3,288.6     $ 85,527.8
                                              ==========   ==========     =========     ==========      =========     ==========
         2000
         Net investment income                $    362.9   $    613.1     $   214.2     $      5.1      $    43.8     $  1,239.1
         Other operating revenue                   476.6        247.3         341.4           84.0            2.6        1,151.9
                                              ----------   ----------     ---------     ----------      ---------     ----------
            Total operating revenue (1)            839.5        860.4         555.6           89.1           46.4        2,391.0
                                              ----------   ----------     ---------     ----------      ---------     ----------
         Interest credited to policyholder
            account balances                       298.0        465.5         114.6             --             --          878.1
         Amortization of deferred policy
            acquisition costs                      174.4         39.2          49.4             --             --          263.0
         Interest expense on debt and
            capital and preferred securities          --           --            --             --           35.4           35.4
            of subsidiary trusts
         Other benefits and expenses               156.6        188.4         276.8           82.7           22.8          727.3
                                              ----------   ----------     ---------     ----------      ---------     ----------
            Total benefits and expenses            629.0        693.1         440.8           82.7           58.2        1,903.8
                                              ----------   ----------     ---------     ----------      ---------     ----------
         Operating income (loss) before
            federal income tax expense(1)          210.5        167.3         114.8            6.4          (11.8)         487.2
         Net realized losses on investments,
            hedging instruments and
            hedged items                              --           --            --             --          (16.3)         (16.3)
                                              ----------   ----------     ---------     ----------      ---------     ----------
         Income (loss) before federal
            income tax expense and
            cumulative effect of adoption of
            accounting principles             $    210.5   $    167.3     $   114.8     $      6.4      $   (28.1)    $    470.9
                                              ==========   ==========     =========     ==========      =========     ==========
         Assets as of period end              $ 47,397.1   $ 40,104.0     $ 7,939.0     $    194.5      $ 2,607.8     $ 98,242.4
                                              ==========   ==========     =========     ==========      =========     ==========


         -------------

         (1) Excludes net realized gains and losses on investments, hedging instruments and hedged items.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued

(7)      Contingencies
         -------------

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


(8)      Pending Transaction
         -------------------

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

              Management's discussion and analysis (MD&A) contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include, among others, the following possibilities: (i) change in Nationwide's control of the Company through its beneficial ownership of approximately 97.8% of the combined voting power of all the outstanding common stock and approximately 81.3% of the economic interest in the Company; (ii) the Company's primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the Company's subsidiaries to pay such dividends; (iii) the potential impact on the Company's reported net income that could result from the adoption of certain accounting standards issued by the Financial Accounting Standards Board; (iv) tax law changes impacting the tax treatment of life insurance and investment products; (v) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (vi) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (vii) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (viii) inability to carry out marketing and sales plans, including, among others, development of new products and/or changes to certain existing products and acceptance of the new and/or revised products in the market; (ix) changes in interest rates and the capital markets causing a reduction of investment income and/or asset fees, reduction in the value of the Company's investment portfolio or a reduction in the demand for the Company's products; (x) general economic and business conditions which are less favorable than expected; (xi) unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations; and (xii) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts.

              BUSINESS OUTLOOK

              As part of the Company's disclosure procedures, the Company has incorporated a business outlook section as a permanent part of its earnings release, conference call and MD&A. The business outlook is intended to provide investors and analysts with management's expectations and forecasts regarding key drivers to the Company's business. As such, the following statements, which were announced on October 24, 2001 as part of the Company's earnings release are forward-looking, based on then current business conditions, and do not consider any potential financial impact from the proposed transaction with Provident Mutual Life Insurance Company. Due to the inherent difficulty in forecasting the short-term performance of the equity markets, as measured by the S&P 500, and the related performance of the Company's separate account assets, the information provided below incorporates a range of possible results that are intended to illustrate the sensitivity of the Company's revenue and earnings to the ultimate performance of the equity markets. To the extent that actual equity market performance varies from that assumed in the illustration below, our results will vary accordingly.

              - Should the equity markets and the related performance of the Company's separate account assets achieve a return of 0 to 2 percent in the fourth quarter, earned evenly throughout the quarter, operating earnings per share for the full year 2001 would be within a range of $3.35 to $3.38.

              - For the full year 2002, should the equity markets and the related performance of the Company's separate account assets achieve a return of 0 to 2 percent per quarter, earned evenly throughout the year, operating earnings per share for the full year 2002 would be within a range of $3.25 to $3.50.

              - Utilizing the same equity market assumptions noted above, revenue growth would be within a range of 0 to 2 percent for the full year 2001 and 6 to 8 percent for 2002.

              - Return on equity for the full year 2001 would be within a range of 14 to 15 percent, and 12 to 13 percent for the full year 2002.

              - Consistent with the realization of certain tax minimization strategies, the Company's effective tax rate is expected to be no more than 26 percent for the fourth quarter of 2001 and the full year 2002.

              The Company's ability to meet the indicated outlook and expectations is subject to the factors described in the introduction section immediately above. Following the end of each quarter, Nationwide Financial has a "quiet period" when it no longer publishes or updates its current expectations and forecasts and company representatives will not comment concerning the Company's financial results or expectations. The quiet period will extend until the day when the Company's next earnings release is published. Prior to the start of the quiet period (January 14, 2002), investors can continue to rely on the earnings release and web site as still being the Company's current expectations on matters covered, unless the Company publishes a notice stating otherwise.

              RESULTS OF OPERATIONS

              Revenues

              Total operating revenues, which exclude net realized gains and losses on investments, hedging instruments and hedged items for third quarter 2001 decreased to $790.3 million compared to $804.2 million for the same period in 2000. For the first nine months of 2001 and 2000, total operating revenues were $2.40 billion and $2.39 billion, respectively.

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

              Policy charges for the comparable periods of 2001 and 2000 were as follows:


                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                ------------------------    ------------------------
                  (in millions)                                     2001         2000          2001          2000
                                                                ----------    ----------    ----------    ----------

                  Asset fees                                    $    150.0    $    185.9    $    467.3    $    542.1
                  Cost of insurance charges                           51.5          40.4         147.7         112.5
                  Administrative fees                                 26.5          35.7          98.9          99.6
                  Surrender fees                                      16.2          23.1          54.9          69.9
                                                                ----------    ----------    ----------    ----------
                    Total policy charges                        $    244.2    $    285.1    $    768.8    $    824.1
                                                                ==========    ==========    ==========    ==========

              The decline in asset fees reflects a decrease in total average separate account assets of $12.08 billion (18%) and $5.20 billion (8%) for the three and nine months ended September 30, 2001, respectively, compared to the same periods a year ago. Market depreciation on variable annuity and investment life insurance products, partially offset by net flows into these products, have resulted in the decrease in average separate account balances.

              Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The amount charged is based on the insured's age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to corporate and individual investment life insurance reflecting expanded distribution and increased acceptance by producers and consumers. The net amount at risk related to corporate and individual investment life insurance grew to $32.0 billion as of September 30, 2001 compared to $26.30 billion a year ago.

              The decline in administrative fees in third quarter 2001 compared to a year ago is partially attributable to a decrease in premiums on individual investment life policies and certain corporate-owned life policies where the Company collects a premium load. Also contributing to the decline are case terminations in the Institutional Products segment that generated additional administrative fees in third quarter 2000. Surrender charges decreased as a result of continued improvement in customer retention in the Individual Annuity segment in the first nine months of 2001 compared to the same period a year ago.

              Net investment income includes the investment income earned on investments supporting fixed annuities and certain life insurance products as well as the yield on the Company's general account invested assets which are not allocated to product segments, net of related investment expenses. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. Net investment income grew from $416.7 million in the third quarter of 2000 to $438.3 million in the third quarter of 2001 and from $1.24 billion in the first nine months of 2000 to $1.30 billion in the first nine months of 2001. These increases were primarily due to increased invested assets to support growth in individual fixed annuity, institutional products and life insurance policy reserves, partially offset by lower yields. General account reserves supporting these products increased $3.12 billion to $24.98 billion as of the end of third quarter 2001 compared to $21.86 billion a year ago.

              Realized gains and losses on investments, hedging instruments and hedges items are not considered by the Company to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. In addition, included in this caption are changes in the fair value of items qualifying as fair value hedges, the related hedged items and the ineffective portion of cash flow hedges, all of which are not considered recurring components of earnings.

              Other income includes management fees, commissions and other income earned by subsidiaries of the Company that provide investment management, marketing, distribution and administration services.

              Benefits and Expenses

              Interest credited to policyholder account balances totaled $318.2 million in third quarter 2001 compared to $292.4 million in third quarter 2000, while year-to-date 2001 interest credited totaled $930.1 million compared to $878.1 million a year ago and principally relates to fixed annuities, both individual and institutional, and investment life insurance products. The growth in interest credited reflects the increase in policy reserves for these products, partially offset by lower crediting rates in the Institutional segment.

              The decline in amortization of deferred policy acquisition costs
              (DAC), which totaled $85.5 million and $91.0 million in the third quarter of 2001 and 2000, respectively, is consistent with lower earnings in the Individual Annuity segment. On a year-to-date basis, DAC amortization totaled $265.2 million in 2001 compared to $263.0 million in 2000.

              Operating expenses decreased 13% to $155.1 million in third quarter 2001 compared to $177.4 million in third quarter 2000. For the first nine months of 2001, operating expenses were $469.3 million, down 8% from $510.3 million for the first nine months of 2000. The decrease reflects the Company's commitment to aggressive expense management in response to volatile equity markets.

              Federal income tax expense was $51.4 million and $47.5 million, representing effective tax rates of 27.9% and 28.9% for third quarter 2001 and 2000, respectively. For the first nine months of 2001 and 2000 federal income tax expense was $134.5 million and $145.2 million, representing effective tax rates of 27.1% and 30.8%, respectively. An increase in tax exempt income and investment tax credits resulted in the decrease in effective rates.

              Other Data

              In managing business, the Company analyzes operating performance using a non-GAAP measure called net operating income. The Company calculates net operating income by adjusting net income to exclude net realized gains and losses on investments, hedging instruments and hedged items and cumulative effect of change in accounting principles. Net operating income or similar measures are commonly used in the insurance industry as a measure of ongoing earnings performance.

              The excluded items are important in understanding the Company's overall results of operations. Net operating income should not be viewed as a substitute for net income determined in accordance with GAAP, and you should note that the Company's definition of net operating income may differ from that used by other companies. However, the Company believes that the presentation of net operating income as it is measured for management purposes enhances the understanding of the Company's results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company's business. The Company excludes net realized gains and losses on investments, hedging instruments and hedged items from net operating income because the timing of transactions resulting in recognition of gains or losses is largely at the Company's discretion and the amount of these gains and losses is heavily influenced by and fluctuates in part according to the availability of market opportunities. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of the Company's business.

              The following table reconciles the Company's reported net income to net operating income for the periods indicated.


                                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                              SEPTEMBER 30,           SEPTEMBER 30,
                                                                           ------------------       -----------------
                  (in millions, except per share amounts)                   2001        2000        2001         2000
                  ---------------------------------------                 --------   ---------   ---------    ---------


                  Net income                                              $  132.6   $   116.7   $   354.2    $   325.7
                  Net realized (gains) losses on investments, hedging
                     instruments and hedged items, net of tax                (26.5)        1.9       (25.2)        10.6
                  Cumulative effect of adoption of accounting
                     principles, net of tax                                     --          --         7.1           --
                                                                          --------   ---------   ---------    ---------
                    Net operating income                                  $  106.1   $   118.6   $   336.1    $   336.3
                                                                          ========   =========   =========    =========


              Recently Issued Accounting Pronouncements

              See note 3 to the unaudited consolidated financial statements for a discussion of recently issued accounting pronouncements.

              Sales Information

              In managing business, the Company regularly monitors and reports a non-GAAP measure titled sales. Sales or similar measures are commonly used in the insurance industry as a measure of business generated in the period.

              Sales should not be viewed as a substitute for revenues determined in accordance with GAAP, and the Company's definition of sales might differ from that used by other companies. Sales generate assets, which ultimately drive revenues from policy charges. Sales are comprised of statutory premiums or deposits on annuities, pension plans and life insurance products sold to a wide variety of customer bases. Statutory premiums and deposits are calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and then adjusted to arrive at sales. Sales also include deposits on administration only group pension plans.

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

              The Company believes that the presentation of sales as measured for management purposes enhances the understanding of the Company's business and helps depict trends that may not be apparent in the results of operations due to differences between the timing of sales and revenue recognition.

              The Company's flagship products are marketed under The BEST of AMERICA(R) brand, and include individual and group variable annuities, group private sector pension plans sold through Nationwide Trust Company, FSB and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers which allow those providers to sell products to their own customer bases under their own brand name.

              The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under Internal Revenue Code (IRC) Section 457. The Company utilizes its sponsorship by the National Association of Counties and The United States Conference of Mayors when marketing IRC Section 457 products.

              Sales by product and segment for the comparable periods of 2001 and 2000 are summarized as follows.

                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                ------------------           -----------------
              (in millions)                                     2001          2000          2001          2000
              -------------                                     ----          ----          ----          ----

              The BEST of AMERICA products                 $     991.3   $   1,430.2    $  3,144.0   $   4,371.8
              Private label annuities                            359.7         235.6       1,116.7         784.3
              Other                                                 --           5.8           2.8          81.0
                                                           -----------   -----------    ----------   -----------
                  Total individual variable annuity sales      1,351.0       1,671.6       4,263.5       5,237.1
                                                           -----------   -----------    ----------   -----------

              Deferred fixed annuities                           549.8         133.5       1,311.1         325.0
              Immediate fixed annuities                           29.4          26.2         102.5          95.8
                                                           -----------   -----------    ----------   -----------
                 Total individual fixed annuity sales            579.2         159.7       1,413.6         420.8
                                                           -----------   -----------    ----------   -----------
                      Total individual annuity sales        $  1,930.2   $   1,831.3    $  5,677.1   $   5,657.9
                                                           ===========   ===========    ==========   ===========

              The BEST of AMERICA products                 $     716.4   $     897.3    $  2,425.0   $   3,046.4
              The 401(k) Company                                  97.1          88.8         311.7         280.0
              Nationwide Trust Company                           199.0         185.4         605.5         299.3
              Other                                               16.6          11.1          43.9          37.4
                                                           -----------   -----------    ----------   -----------
                 Total private sector pension plan sales       1,029.1       1,182.6       3,386.1       3,663.1
                                                           -----------   -----------    ----------   -----------

              IRC Section 457 annuities                          366.8         427.5       1,156.9       1,732.8
              Administration only agreements                     281.7         138.8         808.6         259.1
                                                           -----------   -----------    ----------   -----------
                 Total public sector pension plan sales          648.5         566.3       1,965.5       1,991.9
                                                           -----------   -----------    ----------   -----------
                     Total institutional products sales    $   1,677.6   $   1,748.9    $  5,351.6   $   5,655.0
                                                           ===========   ===========    ==========   ===========

              The BEST of AMERICA variable life series     $     120.4   $     155.8    $    409.9   $     419.2
              Corporate-owned life insurance                      78.0         152.9         593.7         476.2
              Traditional/Universal life insurance                56.7          59.2         178.9         179.8
                                                           -----------   -----------    ----------   -----------
                 Total life insurance sales                $     255.1   $     367.9    $  1,182.5   $   1,075.2
                                                           ===========   ===========    ==========   ===========



              The Company sells its products through a broad distribution network. Unaffiliated entities that sell the Company's products to their own customer base include independent broker/dealers, brokerage firms, financial institutions, pension plan administrators and life insurance specialists. Representatives of the Company who market products directly to a customer base identified by the Company include Nationwide Retirement Solutions and The 401(k) Company. The Company also distributes retirement savings products through the agency distribution force of its ultimate parent company, Nationwide Mutual Insurance Company
              (NMIC).

              Sales by distribution channel are summarized as follows.


                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                    ------------------          -----------------
                  (in millions)                                     2001          2000          2001          2000
                  -------------                                     ----          ----          ----          ----

                  Independent broker/dealers                    $  1,083.4    $  1,538.4    $  3,608.4    $  4,760.0
                  Brokerage firms                                    599.4         307.3       1,686.3         928.1
                  Financial institutions                             937.2         858.9       2,622.8       2,345.1
                  Pension plan administrators                        229.1         228.7         823.0         819.6
                  Life insurance specialists                          78.1         154.9         593.8         482.5
                  Nationwide agents                                  172.6         184.6         535.1         619.5
                  Nationwide Retirement Solutions                    666.0         586.5       2,030.1       2,153.3
                  The 401(k) Company                                  97.1          88.8         311.7         280.0
                                                                ----------    ----------    ----------    ----------


              The decrease in sales in the independent broker/dealer channel reflects lower demand for variable annuities due to volatile equity markets.

              Sales through brokerage firms increased 95% in third quarter 2001 compared to third quarter 2000 and are up 82% for the first nine months, principally due to the addition of Waddell & Reed as a distributor.

              Sales through financial institutions grew 9% in third quarter 2001 compared to a year ago, and grew 12% for the first nine months of 2001 compared to the first nine months of 2000, driven mainly by the appointment of new distributors in the bank channel who sell fixed annuity products.

              The increase in sales through life insurance specialists during the first nine months of 2001 compared to the same period a year ago reflects increased sales of COLI products that occurred in the first half of 2001. Third quarter 2001 sales through this channel were impacted by the volatile economic climate as fewer businesses are creating new employee benefit programs.

              Nationwide Retirement Solutions sales reached $666.0 million during third quarter 2001, a 14% increase from a year ago. Lower sales through this channel for the first nine months of 2001 compared to the same period a year ago reflects the impact of previously lost cases on recurring deposits.



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


                                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                                               ------------------           -----------------
              (in millions)                                                    2001            2000          2001          2000
              -------------                                                    ----            ----          ----          ----

              Individual Annuity                                         $     54.2      $     70.3    $    176.7    $    210.5
              Institutional Products                                           49.4            58.3         156.3         167.3
              Life Insurance                                                   44.8            40.7         141.0         114.8
              Asset Management                                                  3.1             1.2           8.4           6.4
              Corporate                                                        (8.3)           (3.4)        (25.3)        (11.8)
                                                                         ----------      ----------    ----------    ----------
                 Operating income before federal income tax expense      $    143.2      $    167.1    $    457.1    $    487.2
                                                                         ==========      ==========    ==========    ==========


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

              The following table summarizes certain selected financial data for the Company's Individual Annuity segment for the periods indicated.


                                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                                             ------------------           -----------------
              (in millions)                                                    2001          2000          2001           2000
              -------------                                                    ----          ----          ----           ----

              INCOME STATEMENT DATA
              Revenues:
                 Policy charges                                            $    120.6    $    147.3    $    375.8     $   438.4
                 Net investment income                                          138.1         120.8         392.9         362.9
                 Premiums on immediate annuities                                 14.2           6.6          47.9          38.2
                                                                           ----------    ----------    ----------     ---------
                                                                                272.9         274.7         816.6         839.5
                                                                           ----------    ----------    ----------     ---------

              Benefits and expenses:
                 Interest credited to policyholder account balances             114.5          98.8         322.6         298.0
                 Other benefits                                                  15.7           7.5          51.5          39.4
                 Amortization of deferred policy acquisition costs               53.3          60.3         164.2         174.4
                 Other operating expenses                                        35.2          37.8         101.6         117.2
                                                                           ----------    ----------    ----------     ---------
                                                                                218.7         204.4         639.9         629.0
                                                                           ----------    ----------    ----------     ---------
                   Operating income before federal income tax expense      $     54.2    $     70.3    $    176.7     $   210.5
                                                                           ==========    ==========    ==========     =========

              OTHER DATA
              Sales:
                 Individual variable annuities                             $  1,351.0    $  1,671.6    $  4,263.5     $ 5,237.1
                 Individual fixed annuities                                     579.2         159.7       1,413.6         420.8
                                                                           ----------    ----------    ----------     ---------
                     Total individual annuity sales                        $  1,930.2    $  1,831.3    $  5,677.1     $ 5,657.9
                                                                           ==========    ==========    ==========     =========

              Average account balances:
                 General account                                           $  7,869.4    $  6,893.1    $  7,391.1    $  6,965.6
                 Separate account                                            32,948.0      39,112.2      34,146.4      38,215.3
                                                                           ----------    ----------    ----------     ---------
                     Total average account balances                        $ 40,817.4    $ 46,005.3    $ 41,537.5     $45,180.9
                                                                           ==========    ==========    ==========     =========

              Account balances as of period end:
                 Individual variable annuities                             $ 33,007.8    $ 41,762.8
                 Individual fixed annuities                                   5,230.6       3,792.0
                                                                           ----------    ----------
                     Total account balances                                $ 38,238.4    $ 45,554.8
                                                                           ==========    ==========

              Return on average equity                                           12.1%         20.3%         14.3%         19.8%
              Pre-tax operating income to average account balances               0.53%         0.61%         0.57%         0.62%
                                                                           ----------    ----------    ----------     ---------


              Pre-tax operating earnings totaled $54.2 million in third quarter 2001, down 23% compared to a year ago earnings of $70.3 million. For the first nine months of 2001 pre-tax operating earnings were $176.7 million compared to $210.5 million for the first nine months of 2000.

              Asset fees decreased to $103.5 million in the third quarter of 2001, down 17% from $124.4 million in the same period a year ago. For the first nine months of 2001, asset fees totaled $319.6 million down 12% from the first nine months of 2000 total of $362.5 million. Asset fees are calculated daily and charged as a percentage of separate account assets. The decrease in asset fees is due to market depreciation on investments underlying reserves. For the three and nine months ended September 30, 2001, average separate account assets decreased 16% to $32.95 billion and 11% to $34.15 billion respectively, compared to the same periods a year ago.

              Surrender fees decreased by $5.6 million to $12.8 million in the third quarter of 2001 compared to a year ago. For the first nine months of 2001, surrender fees totaled $42.3 million compared to $61.3 million in the same period a year ago. These decreases were due to improved persistency in individual variable and fixed annuities.

              Operating expenses were $35.2 million in third quarter 2001, a decrease of 7% over third quarter 2000 reflecting management's focus on expense management in response to volatile equity markets. During the first nine months of 2001, operating expenses totaled $101.6 million, a decrease of 13% over the first nine months of 2000 total of $117.2 million.

              The following table depicts the interest spread on average general account reserves in the Individual Annuity segment for the periods indicated.


                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                                   ------------------          -----------------
                                                                     2001          2000          2001          2000
                                                                     ----          ----          ----          ----

              Net investment income                                  7.57%         7.96%         7.69%         7.87%
              Interest credited                                      5.82          5.73          5.82          5.70
                                                                     ----          ----          ----          ----
                   Interest spread                                   1.75%         2.23%         1.87%         2.17%
                                                                     ====          ====          ====          ====


              Interest spreads narrowed in the third quarter of 2001 and on a year-to-date basis compared to the prior year. A combination of the current competitive environment, a sharp decline in interest rates and a by-product of the Company's investment strategy all contributed to the reduction in spreads. As a strategic move to maintain market share, the Company did not lower crediting rates in the third quarter as quickly as earned rates declined. In addition, throughout 2001, the Company had a significant increase in cash flows in the general account due to strong fixed annuity sales. During the time between when a commitment is made to purchase a commercial mortgage loan or private placement bond and closing, typically 30 to 60 days, the cash is invested short-term. This strategy, while sound over the long-term, can provide short-term pressure on spreads, especially in a declining interest rate environment.

              Led by variable product deposits of $1.52 billion offset by withdrawals and surrenders of $1.10 billion, Individual Annuity segment deposits in third quarter 2001 of $2.10 billion offset by withdrawals and surrenders totaling $1.17 billion generated net flows of $924.9 million compared to the $669.3 million achieved a year ago. Despite the competitive nature of the individual annuity market, the Company has demonstrated the ability to generate positive net flows by expanding its broad distribution network and innovative product development resources.

              The decrease in pre-tax operating income to average assets in the third quarter and the first nine months of 2001 compared to the same periods in 2000 is primarily a result of the Company's expense structure not being as elastic as the revenue stream.

              Individual Annuity sales, which exclude internal replacements, during third quarter 2001 were $1.93 billion, up slightly from $1.83 billion in the year ago quarter, while year-to-date 2001 sales of individual annuities were $5.68 billion compared to $5.66 billion in 2000. The addition of new selling arrangements and volatile equity markets drove the growth in sales of fixed annuities which totaled $579.2 million in the third quarter 2001 compared to $159.7 million in third quarter 2000, offsetting the decline in variable annuity sales. Sales of deferred fixed annuities for the first nine months of 2001 were $1.41 billion compared to $420.8 million for the first nine months of 2000.

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

              The following table summarizes certain selected financial data for the Company's Institutional Products segment for the periods indicated.

                                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                                             ------------------           -----------------
              (in millions)                                                    2001          2000          2001           2000
              -------------                                                    ----          ----          ----           ----
              INCOME STATEMENT DATA
              Revenues:
                Asset fees                                               $       42.4     $     57.2    $    135.4     $   167.8
                Net investment income                                           211.9          204.6         635.6         613.1
                Other                                                            22.1           31.2          73.7          79.5
                                                                         ------------     ----------    ----------     ---------
                                                                                276.4          293.0         844.7         860.4
                                                                         ------------     ----------    ----------     ---------

              Benefits and expenses:
                Interest credited to policyholder account balances              159.2          153.6         476.0         465.5
                Other benefits and expenses                                      67.8           81.1         212.4         227.6
                                                                         ------------     ----------    ----------     ---------
                                                                                227.0          234.7         688.4         693.1
                                                                         ------------     ----------    ----------     ---------
                    Operating income before federal income tax expense   $       49.4     $     58.3    $    156.3     $   167.3
                                                                         ============     ==========    ==========     =========

              OTHER DATA
              Sales:
                 Private sector pension plans                            $    1,029.1     $  1,182.6    $  3,386.1     $ 3,663.1
                 Public sector pension plans                                    648.5          566.3       1,965.5       1,991.9
                                                                         ------------     ----------    ----------     ---------
                     Total institutional products sales                  $    1,677.6     $  1,748.9    $  5,351.6     $ 5,655.0
                                                                         ============     ==========    ==========     =========

              Average account balances:
                  General account                                        $   11,769.0     $ 10,344.4    $ 11,427.7     $10,461.6
                  Separate account                                           22,714.2       28,628.2      23,692.3      28,220.0
                  Administration only                                        14,755.7       10,108.5      13,877.8      10,015.9
                                                                         ------------     ----------    ----------     ---------
                     Total average account balances                      $   49,238.9     $ 49,081.1    $ 48,997.8     $48,697.5
                                                                         ============     ==========    ==========     =========

              Account balances as of period end:
                  Private sector pension plans                           $   19,231.9     $ 22,440.5
                  Public sector pension plans                                25,058.7       26,339.3
                  Medium-term notes                                           2,880.5        1,287.2
                                                                         ------------     ----------
                     Total account balances                              $   47,171.1     $ 50,067.0
                                                                         ============     ==========

              Return on average equity                                           19.4%          25.3%         20.9%         23.7%
              Pre-tax operating income to average account balances               0.40%          0.48%         0.43%         0.46%
                                                                         ------------     ----------    ----------     ---------

              Asset fees declined 26% to $42.4 million in the quarter ended September 30, 2001 compared to a year ago, while year-to-date 2001 asset fees were $135.4 million compared to $167.8 million in 2000. The decline was driven by a 21% decrease in average separate account assets in the quarter compared to the quarter ended a year ago and a 16% drop in year-to-date average separate account assets for the first nine months of 2001 compared to the same period a year ago. Other income is down as a result of additional administration fees in third quarter 2000 due to case terminations.

              Net investment income increased to $211.9 million (4%) in the third quarter of 2001 compared to a year ago. Year-to-date 2001 net investment income also increased 4% from the same period a year ago. Driving these increases were 14% and 9% increases in the average general account balance in the third quarter and first nine months of 2001, respectively, compared to the same periods a year ago, offset by lower yields.

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

              The following table depicts the interest spread on average general account reserves in the Institutional Products segment for the periods indicated.


                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                     ------------------          -----------------
                                                                     2001          2000          2001          2000
                                                                     ----          ----          ----          ----

                 Net investment income                               7.20%         7.91%         7.42%         7.82%
                 Interest credited                                   5.41          5.94          5.55          5.93
                                                                     ----          ----          ----          ----
                    Interest spread                                  1.79%         1.97%         1.87%         1.89%
                                                                     ====          ====          ====          ====


              Interest spread on average general account reserves decreased from the prior year for the quarter and year-to-date. For Institutional pension products, the Company sets interest crediting rates prior to the start of the quarter. In addition, the time between when a deposit is received and an investment commitment is made, and the actual close on a commercial mortgage loan or private placement bond can be 30 to 60 days. These practices will put pressure on spreads in a declining interest rate environment. In addition, the Company experienced a significant amount of transfers into the general account placing further pressure on spreads.

              Other benefits and expenses in third quarter 2001 decreased 9% compared to a year ago. For the first nine months of 2001 other benefits and expenses totaled $212.4 million, down 7% from the first nine months of 2000. The decreases are the result of expense reductions in the group public sector pension business in response to a lower revenue base.

              Institutional Product sales during third quarter 2001 reached $1.68 billion compared to sales of $1.75 billion in third quarter 2000. For the first nine months of 2001, sales reached $5.35 billion compared to sales of $5.66 billion for the same period a year ago. The Private Sector continues to be impacted by the volatile equity markets, which reduced the average plan size of take-over cases and a slowing economy, which has resulted in reduced demand for new cases. For the first nine months of 2001, sales in the Public Sector declined slightly from a year ago reflecting the impact of previously lost cases on recurring deposits.

              Institutional Products segment deposits in third quarter 2001 of $1.71 billion offset by participant withdrawals and surrenders totaling $1.19 billion generated net flows from participant activity of $516.6 million, a 5% decrease over third quarter 2000. Year-to-date 2001 net flows decreased 10% to $1.34 billion compared to year-to-date 2000 net flows of $1.49 billion.

              Life Insurance

              The Life Insurance segment consists of insurance products, including universal life insurance, BOLI and COLI products, which provide a death benefit and also allow the customer to build cash value on a tax-advantaged basis.

              The following table summarizes certain selected financial data for the Company's Life Insurance segment for the periods indicated.


                                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                                               ------------------           -----------------
              (in millions)                                                    2001          2000          2001           2000
              -------------                                                    ----          ----          ----           ----

              INCOME STATEMENT DATA
              Revenues:
                 Total policy charges                                      $     76.3    $     68.9     $    234.5    $    193.0
                 Net investment income                                           80.7          73.5          241.8         214.2
                 Other                                                           46.6          46.7          147.1         148.4
                                                                           ----------    ----------     ----------    ----------
                                                                                203.6         189.1          623.4         555.6
                                                                           ----------    ----------     ----------    ----------

              Benefits                                                          104.5          97.0          319.5         292.2
              Operating expenses                                                 54.3          51.4          162.9         148.6
                                                                           ----------    ----------     ----------    ----------
                                                                                158.8         148.4          482.4         440.8
                                                                           ----------    ----------     ----------    ----------
                    Operating income before federal income tax expense     $     44.8    $     40.7     $    141.0    $    114.8
                                                                           ==========    ==========     ==========    ==========

              OTHER DATA
              Sales:
                The BEST of AMERICA variable life series                   $    120.4    $    155.8     $    409.9    $    419.2
                Corporate-owned life insurance                                   78.0         152.9          593.7         476.2
                Traditional/Universal life insurance                             56.7          59.2          178.9         179.8
                                                                           ----------    ----------     ----------    ----------
                    Total life insurance sales                             $    255.1    $    367.9     $  1,182.5    $  1,075.2
                                                                           ==========    ==========     ==========    ==========

              Policy reserves as of period end:
                Corporate investment life insurance                        $  2,981.6    $  2,378.8
                Individual investment life insurance                          1,944.7       2,152.1
                Traditional life insurance                                    1,853.2       1,807.0
                Universal life insurance                                        779.4         770.7
                                                                           ----------    ----------
                    Total policy reserves                                  $  7,558.9    $  7,108.6
                                                                           ==========    ==========

              Return on average equity                                           10.4%         12.0%          11.7%         11.7%
                                                                           ----------    ----------     ----------    ----------


              Life Insurance segment results reflect increased revenues driven by growth in investment life insurance in force. Life Insurance segment earnings increased 10% to $44.8 million for the third quarter 2001, up from $40.7 million a year ago. On a year-to-date basis segment earnings increased 23% to $141.0 million in 2001 from $114.8 million in 2000. The increase in Life Insurance segment earnings is attributable to strong sales and increased investment life earnings due to reserve growth in both individual and corporate investment life insurance products.

              Driven primarily by increased policy charges, revenues from investment life products increased to $98.9 million in third quarter 2001 compared to $85.5 million in third quarter 2000, while year-to-date revenues increased to $301.9 million for 2001 compared to $238.8 million for 2000. The revenue growth reflects significantly increased policy reserve levels driven by corporate investment life reserves, including both BOLI and COLI products, which reached $2.98 billion as of September 30, 2001, up from $2.38 billion in the same period a year ago.

              Pre-tax operating earnings from investment life products totaled $26.5 million in third quarter 2001, a 18% increase from $22.5 million in third quarter 2000, while the first nine months of 2001 reached $82.5 million compared to $67.0 million a year ago, a 23% increase. The strong revenue growth discussed previously was offset by higher life insurance benefits due to the growth in the number of policies in-force in the third quarter and first nine months of 2001.

              Traditional/Universal life pre-tax operating earnings increased slightly to $18.3 million in third quarter 2001 compared to $18.2 million in the same period a year ago. For the first nine months of 2001, pre-tax operating earnings increased 22% to $58.5 million compared to $47.8 million for the first nine months of 2000, reflecting higher investment earnings and lower operating expenses.

              Total life insurance sales, excluding BOLI and Nationwide employee and agent benefit plan sales, decreased 31% to $255.1 million in third quarter 2001 compared to $367.9 million during the same period in 2000. For the first nine months of 2001, total life insurance sales, excluding BOLI and Nationwide employee and agent benefit plan sales, increased $107.3 million over 2000 and totaled $1.18 billion. In the quarter, individual market sales were adversely impacted by uncertainty surrounding estate planning. While the number of applications and policies issued are in line with prior year, the average size is down. COLI sales are down given the depressed economic environment where corporations are not forming new executive benefit plans and existing plans are being funded at lower levels.

              ASSET MANAGEMENT

              The Asset Management segment consists primarily of the Company's investment advisor subsidiary, Villanova Capital, Inc. (Villanova Capital).

              The following table summarizes certain selected financial data for the Company's Asset Management segment for the periods indicated.


                                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                                              ------------------           -----------------
              (in millions)                                                   2001          2000          2001           2000
              -------------                                                   ----          ----          ----           ----

              INCOME STATEMENT DATA
              Revenues:
                 Total fee income                                         $    27.0     $    27.5       $   80.2     $    79.2
                 Other                                                          3.1           3.1           10.9           9.9
                                                                          ----------    ---------       --------     ---------
                                                                               30.1          30.6           91.1          89.1
              Operating expenses                                               27.0          29.4           82.7          82.7
                                                                          ----------    ---------       --------     ---------
                 Operating income before federal income tax expense       $     3.1     $     1.2       $    8.4     $     6.4
                                                                          ==========    =========       ========     =========

              OTHER DATA
                 Asset management net flows                               $  1,624.9    $   777.2       $3,734.3     $  (508.8)
                 Assets under management(1)                               $ 25,266.2    $23,163.2
                                                                          ==========    =========       ========     =========


              ----------

              (1) These assets are not reflected on the Company's consolidated balance sheet, unless part of an annuity or life insurance product sold by the Company.

              Despite the decline in the equity markets, revenues are in line with the prior year due to growth in assets under management.

              Total assets under management have increased $2.1 billion from a year ago with $4.1 billion of net flows more than offsetting market depreciation. Net flows have been strong into money market, fixed income, stable value, and small cap value funds.

              For the quarter, operating expenses were down $2.4 million from a year ago as expense management initiatives were further tightened in light of the depressed economic environment.

              Assets under management include $10.85 billion and $10.17 billion of Company managed investment options that support the Company's variable annuity and investment life insurance products as of September 30, 2001 and 2000, respectively. These assets are included in the related variable annuity and investment life insurance policy reserves on the Company's consolidated balance sheet.

              Corporate

              The following table summarizes certain selected financial data for the Company's Corporate segment for the periods indicated.


                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                           ------------------          -----------------
              (in millions)                                                2001          2000          2001          2000
              -------------                                                ----          ----          ----          ----

              INCOME STATEMENT DATA
              Operating revenues (1)                                   $     7.3      $   16.8      $   25.5      $   46.4
              Operating expenses                                            15.6          20.2          50.8          58.2
                                                                       ---------      --------      --------      --------
                Operating loss before federal income tax expense(1)    $    (8.3)     $   (3.4)     $  (25.3)     $  (11.8)
                                                                       =========      ========      ========      ========

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

              In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items in the Corporate segment. The Company realized net investment gains of $41.5 million and net losses on hedges and hedged items of $0.7 million during the third quarter of 2001 compared to realized net investment losses of $2.9 million during the third quarter of 2000. For the first nine months of 2001, the Company realized net investment gains of $36.8 million and net gains on hedges and hedged items of $1.9 million compared to realized net investment losses of $16.3 million during the first nine months of 2000. During the third quarter and first nine months of 2001, a net investment gain of $44.4 million was realized upon the reduction of an interest in a real estate partnership investment. In addition, the Company realized an after tax loss of $4.8 million related to the adoption of FAS 133 in first quarter 2001 and an after tax loss of $2.3 related to the adoption of EITF 99-20 in second quarter 2001.

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


                                                                                              AS OF
                                                                        ---------------------------------------------------
                                                                         SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,
                (in millions)                                                 2001             2000             2000
                                                                         -------------     ------------     -------------

                Long-term debt                                            $    298.4        $     298.4      $     298.4
                Capital and preferred securities of subsidiary trusts          300.0              300.0            300.0
                                                                           ----------       -----------      -----------
                  Total long-term debt and capital and
                     preferred securities                                      598.4              598.4            598.4
                                                                           ----------       -----------      -----------

                Shareholders' equity, excluding accumulated other
                  comprehensive income                                       3,195.6            2,883.0          2,788.0
                Accumulated other comprehensive income                         292.2              114.5             30.8
                                                                           ----------       -----------      -----------
                  Total shareholders' equity                                 3,487.8            2,997.5          2,818.8
                                                                           ----------       -----------      -----------
                  Total capital                                            $ 4,086.2        $   3,595.9      $   3,417.2
                                                                           ==========       ===========      ===========


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

              State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The ability of NLIC to pay dividends is subject to restrictions set forth in the insurance laws and regulations of Ohio, its domiciliary state. The Ohio insurance laws require life insurance companies to seek prior regulatory approval to pay a dividend if the fair market value of the dividend, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders' surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the prior year. NLIC's statutory-basis policyholders' surplus as of December 31, 2000 was $1.28 billion and statutory-basis net income for 2000 was $158.7 million. A dividend of $35.0 million and a dividend in the form of return of capital of $80.0 million were paid in the preceding twelve months. The Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. NLIC sought and obtained prior regulatory approval from the Ohio Department of Insurance to return this $80.0 million of capital to NFS during 2000. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders. NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses and principal in the future.

              Also available as a source of funds to the Company is a $1 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and NLIC maintain statutory surplus in excess of $935 million. The Company had no amounts outstanding under this agreement as of September 30, 2001. NLIC also has a $300 million commercial paper program that is backed by the credit facility described above. Therefore borrowing capacity under this facility is reduced by any amounts outstanding under the commercial paper program, which totaled $25.0 million at September 30, 2001.

              INVESTMENTS

              General

              The Company's assets are divided between separate account and general account assets. As of September 30, 2001, $54.63 billion (or 64%) of the Company's total assets were held in separate accounts and $30.90 billion (or 36%) were held in the Company's general account, including $26.45 billion of general account investments.

              Separate account assets consist primarily of deposits from the Company's variable annuity business. Most separate account assets are invested in various mutual funds. All of the investment risk in the Company's separate account assets is borne by the Company's customers, with the exception of $1.37 billion of policy reserves as of September 30, 2001 ($1.12 billion as of December 31, 2000) for which the Company bears the investment risk.

              FIXED MATURITY SECURITIES

              The following table summarizes the composition of the Company's general account fixed maturity securities by category.


                                                                   AS OF SEPTEMBER 30, 2001    AS OF DECEMBER 31, 2000
                                                                   ------------------------    -----------------------
                                                                   CARRYING        % OF       CARRYING        % OF
                  (in millions)                                     VALUE          TOTAL       VALUE         TOTAL
                                                                  -----------      -----    -----------      -----

                  U.S. government/agencies                        $     344.9        2.0%   $     314.5       2.0%
                  Foreign governments                                    53.1        0.3           95.6       0.6
                  State and political subdivisions                        6.2         --            8.8       0.1
                  Corporate:
                    Public                                            6,027.1       34.1        5,460.8      35.2
                    Private                                           5,377.1       30.3        4,442.3      28.7
                  Mortgage-backed securities -
                       U.S. government backed                         2,843.2       16.1        2,766.9      17.9
                  Asset-backed securities                             3,043.1       17.2        2,408.3      15.5
                                                                  -----------      -----    -----------     -----
                                                                  $  17,694.7      100.0%   $  15,497.2     100.0%
                                                                  ===========      =====    ===========     =====


              The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company's general account fixed maturity securities, 96% were in the highest two NAIC Designations as of September 30, 2001.

              The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company's general account fixed maturity securities portfolio.


                                                                  AS OF SEPTEMBER 30, 2001      AS OF DECEMBER 31, 2000
                                                                 -------------------------     ------------------------
                    NAIC                RATING AGENCY             CARRYING        % OF         CARRYING          % OF
              DESIGNATION(1)        EQUIVALENT DESIGNATION(2)       VALUE         TOTAL          VALUE           TOTAL
              --------------        -------------------------    ----------       -----        --------          -----
                                                                                     (in millions)

                    1               Aaa/Aa/A                     $ 10,690.1        60.4%     $   9,537.4          61.5%
                    2               Baa                             6,261.5        35.4          5,397.1          34.8
                    3               Ba                                512.6         2.9            402.7           2.6
                    4               B                                 150.0         0.8            121.3           0.8
                    5               Caa and lower                      45.5         0.3             33.9           0.3
                    6               In or near default                 35.0         0.2              4.8            --
                                                                 ----------       -----      -----------         -----
                                                                 $ 17,694.7       100.0%     $  15,497.2         100.0%
                                                                 ==========       =====      ===========         =====


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

              The Company's general account mortgage-backed security (MBS) investments include residential MBSs and multi-family mortgage pass-through certificates. As of September 30, 2001, MBSs were $2.84 billion (or 16%) of the carrying value of the general account fixed maturity securities available-for-sale, all of which were guaranteed by the U.S. government or an agency of the U.S. government.

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

              Prepayment risk is an inherent risk of holding MBSs. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs. As of September 30, 2001, $1.54 billion (or 54%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs
              (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO/REMIC security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class.

              The following table sets forth the distribution by investment type of the Company's general account MBS portfolio as of September 30, 2001 and December 31, 2000.


                                                                 AS OF SEPTEMBER 30, 2001         AS OF DECEMBER 31, 2000
                                                                 ------------------------         -----------------------
                                                                  CARRYING         % OF            CARRYING          % OF
                 (in millions)                                     VALUE           TOTAL            VALUE           TOTAL
                 -------------                                     -----           -----            -----           -----

                 Planned Amortization Class                      $ 1,536.3         54.0%          $ 1,573.6          56.9%
                 Very Accurately Defined Maturity                    356.6         12.5               355.7          12.9
                 Multi-family Mortgage Pass-through
                   Certificates                                      194.1          6.8               270.1           9.8
                 Sequential                                          125.6          4.4               122.7           4.4
                 Scheduled                                           106.8          3.8               105.1           3.8
                 Targeted Amortization Class                         102.1          3.6                99.8           3.6
                 Accrual                                              93.5          3.3                68.5           2.4
                 Other                                               328.2         11.6               171.4           6.2
                                                                 ---------        -----           ---------         -----
                                                                 $ 2,843.2        100.0%          $ 2,766.9         100.0%
                                                                 =========        =====           =========         =====


              The Company's general account asset-backed security (ABS) investments include home equity/improvement ABSs and equipment lease ABSs, among others. As of September 30, 2001, ABSs were $3.04 billion (17%) of the carrying value of the general account fixed maturity securities available-for-sale.

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

              The following table sets forth the distribution by investment type of the Company's general account ABS portfolio.

                                                                    AS OF SEPTEMBER 30, 2001        AS OF DECEMBER 31, 2000
                                                                    ------------------------        -----------------------
                                                                     CARRYING       % OF              CARRYING        % OF
              (in millions)                                           VALUE         TOTAL              VALUE          TOTAL
              -------------                                           -----         -----              -----          -----

              Home Equity/Improvement                             $    951.5        31.3%           $   592.5          24.6%
              Credit Tenant/Card Backed                                335.8        11.0                169.6           7.0
              CBO/CLO                                                  326.4        10.7                258.7          10.7
              ETC/EETC                                                 224.0         7.4                   --            --
              Auto Loan Backed                                         178.5         5.9                190.0           7.9
              Miscellaneous Asset Backed                               160.9         5.3                400.1          16.6
              Franchise/Business Loan                                  145.5         4.8                148.5           6.2
              Equipment Leases                                         141.0         4.6                321.9          13.4
              Manufactured Housing Backed                              137.0         4.5                251.5          10.5
              All Other                                                442.5        14.5                 75.5           3.1
                                                                  ----------        -----           ---------         -----
                                                                  $  3,043.1        100.0%          $ 2,408.3         100.0%
                                                                  ==========        =====           =========         =====


              Mortgage Loans

              As of September 30, 2001, general account mortgage loans were $6.81 billion (or 26%) of the carrying value of consolidated general account invested assets.

              As of September 30, 2001, none of the Company's mortgage loans were classified as delinquent compared to 0.11% a year ago and 0.16% at December 31, 2000. Foreclosed and restructured loans totaled only 0.08% and 0.26% of the Company's mortgage loans as of September 30, 2001, respectively, compared to 0.26% and 0.20% as of September 30, 2000, respectively.

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

ITEM 2        CHANGES IN SECURITIES AND USE OF PROCEEDS

              Pursuant to the Stock Retainer Plan for Non-Employee Directors, 1,346 shares of Class A Common Stock were issued by NFS during the third quarter of 2001, at an average price of $41.76 per share to NFS' directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) promulgated thereunder.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5        OTHER INFORMATION

              None.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits:

                      10.10 Form of Amended and Restated Nationwide Office of Investment Incentive Plan dated November 12, 2001 (previously filed as Exhibit 10.10 to Form 10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)

              (b)   Reports on Form 8-K:

                      On October 24, 2001, NFS filed a Current Report on Form 8-K in connection with the release of quarterly earnings results.

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


                                             NATIONWIDE FINANCIAL SERVICES, INC.
                                             -----------------------------------
                                                                    (Registrant)



Date:  November 13, 2001     /s/Mark R. Thresher
                             --------------------------------------------------
                              Mark R. Thresher, Senior Vice President - Finance
                                  (Chief Accounting Officer)