Form 10-Q/A
period 2001-09-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 2002-01-22
CIK 1029786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          -----------------------------


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

The undersigned registrant hereby amends Part 1, Item 1 of its Quarterly Report for the quarterly period ended September 30, 2001 in order to bring related party transaction presentation and disclosure into compliance as follows:

                         PART I - FINANCIAL INFORMATION

ITEM 1  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)
                     (in millions, except per share amounts)



                                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                                     ---------------------------------------------------------
                                                                         2001         2000             2001          2000
==============================================================================================================================
REVENUES
  Policy charges                                                     $   244.2    $   285.1         $   768.8    $   824.1
  Life insurance premiums                                                 59.4         51.7             189.9        180.7
  Net investment income                                                  438.3        416.7           1,296.6      1,239.1
  Net realized gains (losses) on investments, hedging
   instruments and hedged items:
     Unrelated parties                                                    (3.6)        (2.9)             (5.7)       (16.3)
     Related party                                                        44.4           --              44.4           --
  Other                                                                   48.4         50.7             146.0        147.1
------------------------------------------------------------------------------------------------------------------------------
                                                                         831.1        801.3           2,440.0      2,374.7
------------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
  Interest credited to policyholder account balances                     318.2        292.4             930.1        878.1
  Other benefits and claims                                               66.2         56.2             208.4        185.2
  Policyholder dividends on participating policies                         9.5          8.3              31.1         31.8
  Amortization of deferred policy acquisition costs                       85.5         91.0             265.2        263.0
  Interest expense on debt and capital and preferred
    securities of subsidiary trusts                                       12.6         11.8              40.1         35.4
  Other operating expenses                                               155.1        177.4             469.3        510.3
------------------------------------------------------------------------------------------------------------------------------
                                                                         647.1        637.1           1,944.2      1,903.8
------------------------------------------------------------------------------------------------------------------------------

   Income before federal income tax expense and cumulative
     effect of adoption of accounting principles                         184.0        164.2             495.8        470.9
Federal income tax expense                                                51.4         47.5             134.5        145.2
------------------------------------------------------------------------------------------------------------------------------
   Income before cumulative effect of adoption of accounting
     principles                                                          132.6        116.7             361.3        325.7
Cumulative effect of adoption of accounting principles,
  net of tax                                                                --           --              (7.1)          --
------------------------------------------------------------------------------------------------------------------------------
   Net income                                                        $    132.6   $   116.7         $   354.2    $   325.7
==============================================================================================================================

NET INCOME PER COMMON SHARE
  Basic                                                              $     1.03   $    0.91         $    2.75    $    2.53
  Diluted                                                            $     1.03   $    0.91         $    2.74    $    2.53

Weighted average common shares outstanding                                128.9       128.7             128.8        128.7
Weighted average diluted common shares outstanding                        129.3       129.0             129.2        128.8



See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                     (in millions, except per share amounts)



                                                                                        (UNAUDITED)
                                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                                            2001                2000
============================================================================================================================
ASSETS
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity securities (cost $17,078.7 in 2001; $15,297.9 in 2000)               $ 17,694.7           $ 15,497.2
    Equity securities (cost $177.8 in 2001; $149.1 in 2000)                                  149.9                150.2
  Mortgage loans on real estate, net                                                       6,809.7              6,168.3
  Real estate, net                                                                           191.3                310.7
  Policy loans                                                                               588.1                562.6
  Other long-term investments                                                                117.9                111.8
  Short-term investments, primarily managed by a related party                               901.1                558.4
----------------------------------------------------------------------------------------------------------------------------
                                                                                          26,452.7             23,359.2
----------------------------------------------------------------------------------------------------------------------------

Cash                                                                                          77.3                 62.7
Accrued investment income                                                                    310.2                252.5
Deferred policy acquisition costs                                                          3,052.9              2,872.7
Other assets                                                                               1,006.0                662.7
Assets held in separate accounts                                                          54,628.7             65,968.8
----------------------------------------------------------------------------------------------------------------------------
                                                                                        $ 85,527.8           $ 93,178.6
============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits and claims                                                       $ 24,977.9           $ 22,243.3
Short-term borrowings                                                                         25.0                118.7
Long-term debt                                                                               298.4                298.4
Other liabilities                                                                          1,810.0              1,251.9
Liabilities related to separate accounts                                                  54,628.7             65,968.8
----------------------------------------------------------------------------------------------------------------------------
                                                                                          81,740.0             89,881.1
----------------------------------------------------------------------------------------------------------------------------

NFS-obligated mandatorily redeemable capital and preferred securities of
subsidiary trusts holding solely junior subordinated debentures of NFS                       300.0                300.0
----------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock, $0.01 par value. Authorized 50.0 million shares; no shares
    issued and outstanding                                                                      --                   --
  Class A common stock, $0.01 par value. Authorized 750.0 million shares,
    24.1 million shares issued and outstanding                                                 0.2                  0.2
  Class B common stock, $0.01 par value. Authorized 750.0 million shares,
    104.7 million shares issued and outstanding                                                1.0                  1.0
  Additional paid-in capital                                                                 646.4                640.8
  Retained earnings                                                                        2,554.5              2,245.5
  Accumulated other comprehensive income                                                     292.2                114.5
  Other                                                                                       (6.5)                (4.5)
----------------------------------------------------------------------------------------------------------------------------
                                                                                           3,487.8              2,997.5
----------------------------------------------------------------------------------------------------------------------------
                                                                                        $ 85,527.8           $ 93,178.6
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

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                  Nine Months Ended September 30, 2001 and 2000
                                  (in millions)


                                                                                       ACCUMULATED
                                     CLASS A     CLASS B   ADDITIONAL                     OTHER                            TOTAL
                                      COMMON     COMMON      PAID-IN      RETAINED    COMPREHENSIVE                    SHAREHOLDERS
                                      STOCK       STOCK      CAPITAL      EARNINGS    INCOME (LOSS)       OTHER           EQUITY
===================================================================================================================================
Balance as of January 1, 2000         $   0.2     $  1.0    $  634.9     $  1,867.4     $  (15.5)        $ (0.9)       $ 2,487.1
Comprehensive income:
    Net income                             --         --          --          325.7           --             --            325.7
    Net unrealized gains on
      securities available-for-sale
      arising during the period,
      net of tax                           --         --          --             --         46.3             --             46.3
                                                                                                                       ---------
    Total comprehensive income                                                                                             372.0
                                                                                                                       ---------
Cash dividends declared                    --         --          --          (43.8)          --             --            (43.8)
Other, net                                 --         --         5.5            2.2           --           (4.2)             3.5
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of September 30, 2000      $   0.2     $  1.0    $  640.4     $  2,151.5     $   30.8         $ (5.1)       $ 2,818.8
===================================================================================================================================


BALANCE AS OF JANUARY 1, 2001         $   0.2     $  1.0    $  640.8     $  2,245.5     $  114.5         $ (4.5)       $ 2,997.5
Comprehensive income:
    Net income                             --         --          --          354.2           --             --            354.2
    Net unrealized gains on
      securities available-for-sale
      arising during the period,
      net of tax                           --         --          --             --        168.0             --            168.0
    Cumulative effect of adoption of
       accounting principles, net of
       tax                                 --         --          --             --          5.9             --              5.9
    Accumulated net gains on cash
       flow hedges, net of tax             --         --          --             --          3.8             --              3.8
                                                                                                                       ---------
    Total comprehensive income                                                                                             531.9
                                                                                                                       ---------
Cash dividends declared                    --         --          --          (46.4)          --             --            (46.4)
Other, net                                 --         --         5.6            1.2           --           (2.0)             4.8
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF SEPTEMBER 30, 2001      $   0.2     $  1.0    $  646.4     $  2,554.5     $  292.2         $ (6.5)       $ 3,487.8
===================================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                  Nine Months Ended September 30, 2001 and 2000
                                  (in millions)



                                                                                                   2001             2000
===================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                  $    354.2        $    325.7
  Adjustments to reconcile net income to net cash provided by operating activities:
    Interest credited to policyholder account balances                                             930.1             878.1
    Capitalization of deferred policy acquisition costs                                           (571.0)           (591.2)
    Amortization of deferred policy acquisition costs                                              265.2             263.0
    Amortization and depreciation                                                                  (12.5)              1.4
    Realized (gains) losses on investments, hedging instruments and hedged items:
     Unrelated parties                                                                               5.7              16.3
     Related party                                                                                 (44.4)              --
    Cumulative effect of adoption of accounting principles                                          10.9               --
    Increase in accrued investment income                                                          (57.7)            (10.0)
    Increase in other assets                                                                      (185.3)            (57.5)
    Increase in policy liabilities                                                                  21.1               0.5
    Increase in other liabilities                                                                  232.9             277.4
    Other, net                                                                                       2.4              27.3
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                                    951.6           1,131.0
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available-for-sale                                        3,076.6           2,479.2
  Proceeds from sale of securities available-for-sale                                              248.7             450.6
  Proceeds from repayments of mortgage loans on real estate                                        639.8             609.4
  Proceeds from sale of real estate                                                                168.5               2.3
  Proceeds from repayments of policy loans and sale of other invested assets                        57.3              17.2
  Cost of securities available-for-sale acquired                                                (5,022.6)         (2,408.6)
  Cost of mortgage loans on real estate acquired                                                (1,246.8)           (950.1)
  Cost of real estate acquired                                                                      (0.3)             (6.1)
  Short-term investments, net                                                                     (342.7)           (191.4)
  Other, net                                                                                      (161.3)           (206.8)
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                                     (2,582.8)           (204.3)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of short-term borrowings                                              (93.7)              --
  Cash dividends paid                                                                              (46.4)            (41.3)
  Increase in investment and universal life insurance product account balances                   4,710.0           3,609.4
  Decrease in investment and universal life insurance product account balances                  (2,926.6)         (4,491.5)
  Other, net                                                                                         2.5               1.8
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                                        1,645.8            (921.6)
-----------------------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                                14.6               5.1

Cash, beginning of period                                                                           62.7              22.5
-----------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                           $     77.3        $     27.6
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

     The calculations of basic and diluted earnings per share are as follows:


                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                 ------------------------------------------------------
     (in millions, except per share amounts)                        2001          2000           2001          2000
     ==================================================================================================================
     Basic and diluted income before cumulative effect of
        adoption of accounting principles                        $  132.6      $  116.7       $  361.3      $  325.7
     Cumulative effect of adoption of accounting
        principles, net of tax                                         --            --           (7.1)           --
     ------------------------------------------------------------------------------------------------------------------
     Basic and diluted net income                                $  132.6      $  116.7       $  354.2      $  325.7
     ==================================================================================================================

     Weighted average common shares outstanding - basic             128.9         128.7          128.8         128.7
     Dilutive effect of stock options                                 0.4           0.3            0.4           0.1
     ------------------------------------------------------------------------------------------------------------------
     Weighted average common shares outstanding - diluted           129.3         129.0          129.2         128.8
     ==================================================================================================================

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


(5)  RELATED PARTY TRANSACTION

     During the third quarter 2001, the Company entered into a transaction with Nationwide Mutual Insurance Company (NMIC), whereby it sold 78% of its interest in a limited partnership (representing 49% of the limited partnership) to NMIC for $158.9 million. As a result of this sale, the Company recorded a realized gain of $44.4 million, and related tax expense of $15.5 million. The sale price, which was paid in cash, represented the fair value of the limited partnership interest and was based on a valuation of the limited partnership and its underlying investments. The valuation was completed by qualified management of the limited partnership and utilized a combination of internal and independent valuations of the underlying investments of the limited partnership. Additionally, senior financial officers and the Boards of Directors of the Company and NMIC separately reviewed and approved the valuation prior to the execution of this transaction. The Company continues to hold an economic and voting interest in the limited partnership of approximately 14%, with NMIC holding the remaining interests.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

(6)  COMPREHENSIVE INCOME (LOSS)

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


                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                           -------------------------------------------------------------
     (in millions)                                             2001            2000             2001            2000
     ===================================================================================================================
     Unrealized gains on securities
        available-for-sale arising during
        the period:
          Transition Adjustment - EITF 99-20                $     --        $     --         $    3.5        $    --
          Gross                                                224.4           116.6            372.3           87.5
          Adjustment to deferred policy
            acquisition costs                                  (81.9)          (34.9)          (125.7)         (25.8)
          Related federal income tax expense                   (49.8)          (28.6)           (87.5)         (21.6)
     -------------------------------------------------------------------------------------------------------------------
               Net                                              92.7            53.1            162.6           40.1
     -------------------------------------------------------------------------------------------------------------------

     Reclassification adjustment for net losses (gains)
        on securities available-for-sale realized
        during the period:
          Gross                                                  6.4            (2.1)            11.9            9.5
          Related federal income tax (benefit) expense          (2.3)            0.8             (4.2)          (3.3)
     -------------------------------------------------------------------------------------------------------------------
               Net                                               4.1            (1.3)             7.7            6.2
     -------------------------------------------------------------------------------------------------------------------

     Other comprehensive income on securities
        available-for-sale                                      96.8            51.8            170.3           46.3
     -------------------------------------------------------------------------------------------------------------------

     Accumulated net gain on cash flow hedges:
           Transition adjustment - FAS 133                        --              --              5.6             --
           Gross                                                 5.0              --              5.8             --
           Related federal income tax expense                   (1.8)             --             (4.0)            --
     -------------------------------------------------------------------------------------------------------------------
             Other comprehensive income on cash
               flow hedges                                       3.2              --              7.4             --
     -------------------------------------------------------------------------------------------------------------------

     Total other comprehensive income                       $  100.0        $   51.8         $  177.7        $  46.3
     ===================================================================================================================


(7)  SEGMENT DISCLOSURES

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

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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


                                              INDIVIDUAL   INSTITUTIONAL     LIFE          ASSET
         (in millions)                          ANNUITY       PRODUCTS     INSURANCE     MANAGEMENT      CORPORATE       TOTAL
         =========================================================================================================================
         2001
         Net investment income                 $  138.1      $ 211.9        $  80.7       $  0.7         $  6.9          $  438.3
         Other operating revenue                  134.8         64.5          122.9         29.4            0.4             352.0
         -------------------------------------------------------------------------------------------------------------------------
            Total operating revenue(1)            272.9        276.4          203.6         30.1            7.3             790.3
         -------------------------------------------------------------------------------------------------------------------------
         Interest credited to policyholder
            account balances                      114.5        159.2           44.5           --             --             318.2
         Amortization of deferred policy
            acquisition costs                      53.3         10.4           21.8           --             --              85.5
         Interest expense on debt and
            capital and preferred
            securities of
            subsidiary trusts                        --           --             --           --           12.6              12.6
         Other benefits and expenses               50.9         57.4           92.5         27.0            3.0             230.8
         -------------------------------------------------------------------------------------------------------------------------
            Total benefits and expenses           218.7        227.0          158.8         27.0           15.6             647.1
         -------------------------------------------------------------------------------------------------------------------------
         Operating income (loss) before
            federal income tax expense(1)          54.2         49.4           44.8          3.1           (8.3)            143.2
         Net realized gains on investments,
            hedging instruments and
            hedged items                             --           --             --           --           40.8              40.8
         -------------------------------------------------------------------------------------------------------------------------
         Income before federal
            income tax expense and
            cumulative effect of adoption of
            accounting principles              $   54.2      $  49.4        $  44.8       $  3.1         $ 32.5          $  184.0
         =========================================================================================================================

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES


                                              INDIVIDUAL   INSTITUTIONAL     LIFE          ASSET
         (in millions)                          ANNUITY      PRODUCTS     INSURANCE     MANAGEMENT      CORPORATE       TOTAL
         =========================================================================================================================
         2000
         Net investment income                 $  120.8      $ 204.6        $  73.5       $  1.3         $ 16.5          $  416.7
         Other operating revenue                  153.9         88.4          115.6         29.3            0.3             387.5
         -------------------------------------------------------------------------------------------------------------------------
            Total operating revenue(1)            274.7        293.0          189.1         30.6           16.8             804.2
         -------------------------------------------------------------------------------------------------------------------------
         Interest credited to policyholder
            account balances                       98.8        153.6           40.0           --             --             292.4
         Amortization of deferred policy
            acquisition costs                      60.3         15.2           15.5           --             --              91.0
         Interest expense on debt and
            capital and preferred
            securities of
            subsidiary trusts                        --           --             --           --           11.8              11.8
         Other benefits and expenses               45.3         65.9           92.9         29.4            8.4             241.9
         -------------------------------------------------------------------------------------------------------------------------
            Total benefits and expenses           204.4        234.7          148.4         29.4           20.2             637.1
         -------------------------------------------------------------------------------------------------------------------------
         Operating income (loss) before
            federal income tax expense(1)          70.3         58.3           40.7          1.2           (3.4)            167.1
         Net realized losses on investments,
            hedging instruments and
            hedged items                             --           --             --           --           (2.9)             (2.9)
         -------------------------------------------------------------------------------------------------------------------------
         Income (loss) before federal
            income tax expense and
            cumulative effect of adoption of
            accounting principles              $   70.3      $  58.3        $  40.7       $  1.2         $ (6.3)         $  164.2
         =========================================================================================================================

---------------
(1) Excludes net realized gains and losses on investments, hedging instruments and hedged items.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

     The following table summarizes the financial results of the Company's business segments for the nine months ended September 30, 2001 and 2000.


                                           INDIVIDUAL    INSTITUTIONAL      LIFE          ASSET
     (in millions)                          ANNUITY         PRODUCTS      INSURANCE     MANAGEMENT      CORPORATE       TOTAL
     ==============================================================================================================================
     2001
     Net investment income                  $    392.9    $    635.6      $    241.8    $     2.0      $    24.3        $  1,296.6
     Other operating revenue                     423.7         209.1           381.6         89.1            1.2           1,104.7
     ------------------------------------------------------------------------------------------------------------------------------
        Total operating revenue(1)               816.6         844.7           623.4         91.1           25.5           2,401.3
     ------------------------------------------------------------------------------------------------------------------------------
     Interest credited to policyholder
        account balances                         322.6         476.0           131.5           --             --             930.1
     Amortization of deferred policy
        acquisition costs                        164.2          36.2            64.8           --             --             265.2
     Interest expense on debt and
        capital and preferred
        securities of
        subsidiary trusts                           --            --              --           --           40.1              40.1
     Other benefits and expenses                 153.1         176.2           286.1         82.7           10.7             708.8
     ------------------------------------------------------------------------------------------------------------------------------
        Total benefits and expenses              639.9         688.4           482.4         82.7           50.8           1,944.2
     ------------------------------------------------------------------------------------------------------------------------------
     Operating income (loss) before
        federal income tax expense(1)            176.7         156.3           141.0          8.4          (25.3)            457.1
     Net realized gains on investments,
        hedging instruments and
        hedged items                                --            --              --           --           38.7              38.7
     ------------------------------------------------------------------------------------------------------------------------------
     Income before federal
        income tax expense and
        cumulative effect of adoption
        of accounting principles            $    176.7    $    156.3      $    141.0    $     8.4      $    13.4        $    495.8
     ==============================================================================================================================

     Assets as of period end                $ 40,303.1    $ 33,219.6      $  8,548.1    $   168.4      $ 3,288.6        $ 85,527.8
     ==============================================================================================================================
     2000
     Net investment income                  $    362.9    $    613.1      $    214.2    $     5.1      $    43.8        $  1,239.1
     Other operating revenue                     476.6         247.3           341.4         84.0            2.6           1,151.9
     ------------------------------------------------------------------------------------------------------------------------------
        Total operating revenue(1)               839.5         860.4           555.6         89.1           46.4           2,391.0
     ------------------------------------------------------------------------------------------------------------------------------
     Interest credited to policyholder
        account balances                         298.0         465.5           114.6           --             --             878.1
     Amortization of deferred policy
        acquisition costs                        174.4          39.2            49.4           --             --             263.0
     Interest expense on debt and
        capital and preferred
        securities of
        subsidiary trusts                           --            --              --           --           35.4              35.4
     Other benefits and expenses                 156.6         188.4           276.8         82.7           22.8             727.3
     ------------------------------------------------------------------------------------------------------------------------------
        Total benefits and expenses              629.0         693.1           440.8         82.7           58.2           1,903.8
     ------------------------------------------------------------------------------------------------------------------------------
     Operating income (loss) before
        federal income tax expense(1)            210.5         167.3           114.8          6.4          (11.8)            487.2
     Net realized losses on investments,
        hedging instruments and
        hedged items                                --            --              --           --          (16.3)            (16.3
     ------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before federal
        income tax expense and
        cumulative effect of adoption
        of accounting principles            $    210.5    $    167.3      $   114.8     $     6.4      $   (28.1)       $    470.9
     ==============================================================================================================================

     Assets as of period end                $ 47,397.1    $ 40,104.0      $ 7,939.0     $   194.5      $ 2,607.8        $ 98,242.4
     ==============================================================================================================================

     ---------------
     (1) Excludes net realized gains and losses on investments, hedging instruments and hedged items.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

(8)  CONTINGENCIES

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


(9)  PENDING TRANSACTION

     On August 8, 2001, Nationwide Financial Services, Inc. announced the signing of an agreement and plan of merger, whereby through a sponsored demutualization, it will acquire Provident Mutual Life Insurance Company for $1.555 billion.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NATIONWIDE FINANCIAL SERVICES, INC.
                                            -----------------------------------
                                                                   (Registrant)



Date:  January 22, 2002       /s/ Mark R. Thresher
                              -------------------------------------------------
                              Mark R. Thresher, Senior Vice President - Finance
                                                (Chief Accounting Officer)