Form 10-K405
period 2001-12-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2002-03-29
CIK 1029786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001	Commission File No. 1-12785

NATIONWIDE FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	31-1486870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Nationwide Plaza, Columbus, Ohio 43215	(614) 249-7111
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock (par value $0.01 per share)	New York Stock Exchange
(Title of Class)	(Name of each exchange on which registered)

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

Yes    X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

The aggregate market value of voting stock held by non-affiliates on March 11, 2002 was $1,051,343,844.

The number of shares outstanding of each of the registrant’s classes of common stock on March 11, 2002 was as follows:

Class A Common Stock (par value $0.01 per share)	24,168,824 shares issued and outstanding
Class B Common Stock (par value $0.01 per share)	104,745,000 shares issued and outstanding
(Title of Class)

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2002 Annual Shareholders’ Meeting.

NATIONWIDE FINANCIAL SERVICES, INC
FORM 10-K

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART I
IT EM 1    Business

Overview

Nationwide Financial Services, Inc. (NFS, or collectively with its subsidiaries, the Company) was formed in November 1996 as a holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies (Nationwide). NFS is incorporated in Delaware and maintains its principal executive offices in Columbus, Ohio.
The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans, life insurance and mutual funds as well as investment management and administrative services. The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, brokerage firms, financial institutions, pension plan administrators and life insurance specialists. Representatives of the Company who market products directly to a customer base include Nationwide Retirement Solutions and The 401(k) Company. The Company also distributes retirement savings products through the agency distribution force of its ultimate parent company, Nationwide Mutual Insurance Company (NMIC). The Company believes its unique combination of product innovation and strong distributor relationships positions it to compete effectively in the rapidly growing retirement savings market under various economic conditions.
The Company has grown in recent years as a result of its long-term investments in developing the distribution channels necessary to reach its target customers and the products required to meet the demands of these customers. The Company believes its growth has been enhanced further by favorable demographic trends, the growing tendency of Americans to supplement traditional sources of retirement income with self-directed investments, such as products offered by the Company and the performance of the financial markets, particularly the U.S. stock markets, in the late 1990’s. From 1996 to 2001, the Company’s assets grew from $47.77 billion to $91.96 billion, a compound annual growth rate of 14%. Asset growth during this period resulted from sales of the Company’s products as well as market appreciation of assets in the Company’s separate accounts and in its general account investment portfolio. The Company’s sales of variable annuities grew from $6.50 billion in 1996 to $9.76 billion in 2001, a compound annual growth rate of 8%. The Company’s separate account assets, which are generated by the sale of variable annuities and variable universal life insurance, grew from 56% of total assets as of December 31, 1996 to 65% of total assets as of December 31, 2001. During this period of growth, the Company controlled its operating expenses by taking advantage of economies of scale and by increasing productivity through investments in technology.

Initial Public Offering and Related Transactions

On March 6, 1997, NFS sold, in an initial public offering, 23.6 million shares of its Class A common stock for net proceeds of $524.2 million (the Equity Offering). In March 1997, NFS also sold, in companion public offerings, $300.0 million of 8% Senior Notes (the Notes) and, through a wholly owned subsidiary trust, $100.0 million of 7.899% Capital Securities (the Capital Securities). Aggregate net proceeds from the Equity Offering, the offering of the Notes and the sale of the Capital Securities totaled $917.0 million. NFS contributed $836.8 million of the proceeds to the capital of NLIC and retained $80.2 million of the proceeds for general corporate purposes.
Prior to the initial public offering, NFS was a wholly owned subsidiary of Nationwide Corporation (Nationwide Corp.). Nationwide Corp. continues to own all of the outstanding shares of Class B common stock, which represents 81.3% of the total number of common shares

[1]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

outstanding and 97.7% of the combined voting power of the stockholders of NFS. During the first quarter of 1997, NFS’ Board of Directors approved a 104,745 for one split of the Company’s Class B common stock, which became effective February 10, 1997.
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

Individual Annuity
The Individual Annuity segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, deferred fixed annuity products and income products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.
Individual Annuity segment revenues, operating income before federal income tax expense and account balances are summarized in the following table.

(in millions)	2001	2000	1999

Total revenues	$1,101.7	$1,112.9	$970.5
Operating income before federal income tax expense	227.2	276.3	254.4
Account balances as of year end	42,186.7	43,694.9	44,023.7

The Company is one of the leaders in the development and sale of individual annuities. As of December 31, 2001, the Company was the 4th largest writer of individual variable annuity contracts in the U.S., according to The Variable Annuity Research & Data Service (VARDS). The Company believes that demographic trends and shifts in attitudes toward retirement savings will continue to support increased consumer demand for its products. The Company believes that it possesses distinct competitive advantages in the market for variable annuities. Some of the Company’s most important advantages include its innovative product offerings and strong relationships with independent well-known fund managers. The Company’s principal annuity series, The BEST of AMERICA, allows the customer to choose from over 50 investment options managed by premier mutual fund managers. The Company also sells individual fixed annuities primarily through the financial institutions channel. According to The Kehrer Report, the Company was the 4th largest provider of individual fixed annuities in financial institutions as of December 31, 2001.
The Company markets its individual annuity products through a broad spectrum of distribution channels, including independent broker/dealers, brokerage firms, financial institutions, pension plan administrators,

[2]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Nationwide Retirement Solutions and Nationwide agents. The Company seeks to capture a growing share of individual annuity sales in these channels by working closely with its investment managers and product distributors to adapt the Company’s products and services to changes in the retail and institutional marketplace in order to enhance its leading position in the market for variable annuities. The Company is following a strategy of extending The BEST of AMERICA brand name to more of its products and distribution channels in an effort to build upon its brand name recognition.
The Company believes that the variable annuity business is attractive because it generates fee income. In addition, because the investment risk on variable annuities is borne principally by the customer and not the Company, the variable annuity business requires significantly less capital support than fixed annuity and traditional life insurance products. The Company receives income from variable annuity contracts primarily in the form of asset and administration fees. In addition, most of the Company’s variable annuity products provide for a contingent deferred sales charge, also known as a “surrender charge” or “back-end load,” that is assessed against premium withdrawals in excess of specified amounts made during a specified period, usually the first seven years of the contract. Surrender charges are intended to protect the Company from withdrawals early in the contract period, before the Company has had the opportunity to recover its sales expenses. Generally, surrender charges on individual variable annuity products are 7% of premiums withdrawn during the first year, scaling ratably to 0% for the eighth year and beyond.
The Company’s variable annuity products consist almost entirely of flexible premium deferred variable annuity (FPVA) contracts. Such contracts are savings vehicles in which the customer makes a single deposit or series of deposits. The customer has the flexibility to invest in mutual funds managed by independent investment managers and the Company. Deposits may be at regular or irregular intervals and in regular or irregular amounts. The value of the annuity fluctuates in accordance with the investment experience of the mutual funds chosen by the customer. The customer is permitted to withdraw all or part of the accumulated value of the annuity, less any applicable surrender charges. As specified in the FPVA contract, the customer generally can elect from a number of payment options that provide either fixed or variable benefit payments.
Fixed options are available to customers who purchase certain of the Company’s variable annuities by designation of some or all of their deposits to such options. A fixed option offers the customer a guarantee of principal and a guaranteed interest rate for a specified period of time. Such contracts have no maturity date and remain in force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income for life or for a fixed number of years.
Fixed annuity products are marketed to individuals who choose to allocate long-term savings to products that provide a guarantee of principal, a stable net asset value and a guarantee of the interest rate to be credited to the principal amount for some period of time. The Company’s individual fixed annuity products are distributed through its unaffiliated and affiliated channels and include single premium deferred annuity contracts, flexible premium deferred annuity contracts and single premium immediate annuity contracts. The Company invests fixed annuity customer deposits in its general account investment portfolio, while variable annuity customer deposits are invested in mutual funds as directed by the customer and are held in the Company’s separate account. Unlike variable annuity assets that are held in the Company’s separate account, the Company bears the investment risk on assets held in its general account. The Company attempts to earn a spread by investing a customer’s deposits for higher yields than the interest rate it credits to the customer’s fixed annuity contract.
During 2001, the average crediting rate on contracts (including the fixed option under the Company’s variable contracts) in the Individual Annuity segment was 5.75%. Approximately 66% of the Company’s crediting rates on its

[3]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

individual fixed annuity contracts are guaranteed for a period not exceeding 15 months.
The Company offers individual variable annuities under The BEST of AMERICA brand name. The Company also markets individual variable annuities as “private label” products.
The BEST of AMERICA Products.    The Company’s principal individual FPVA contracts are sold under the brand names The BEST of AMERICA-America’s Vision®, The BEST of AMERICA IV® and The BEST of AMERICA-America’s FUTURE Annuity®. The BEST of AMERICA brand name individual variable annuities, which includes the fixed option of individual variable annuities, accounted for $4.19 billion (55%) of the Company’s individual annuity sales in 2001 and $30.78 billion (73%) of the Company’s individual annuity account balances as of year-end. The Company’s The BEST of AMERICA-America’s Vision and The BEST of AMERICA-America’s FUTURE Annuity products are intended to appeal to distributors in the market for large initial deposits. The contracts require initial minimum deposits of $15,000. The Company’s The BEST of AMERICA IV product is intended primarily for the tax-qualified, payroll deduction market, where initial deposits are often smaller. The BEST of AMERICA IV generally pays a lower up-front commission to distributors but requires only $1,500 as an initial deposit. All three products generate an annual asset fee and may also generate annual administration fees for the Company.
Private Label Variable Annuities.    These products accounted for $1.40 million (18%) of the Company’s individual annuity sales in 2001 and $5.56 billion (13%) of the Company’s individual annuity account balances as of year-end. The Company has developed several private label variable annuity products in conjunction with other financial intermediaries. The products allow financial intermediaries to market products with substantially the same features as the Company’s brand name products to their own customer bases under their own brand names. The Company believes these private label products strengthen the Company’s ties to certain significant distributors of the Company’s products. These contracts generate an annual asset fee and may also generate annual administration fees for the Company.
Deferred Fixed Annuity Contracts.    Deferred fixed annuities consist of single premium deferred annuity (SPDA) contracts and flexible premium deferred annuity (FPDA) contracts. Total deferred fixed annuities accounted for $1.91 billion (25%) of the Company’s individual annuity sales in 2001 and $4.25 billion (10%) of the Company’s individual annuity account balances as of year-end. SPDA and FPDA contracts are distributed through broker/dealers, financial institutions and Nationwide agents. SPDA contracts are savings vehicles in which the customer makes a single deposit with the Company. The Company guarantees the customer’s principal and credits the customer’s account with earnings at an interest rate that is stated and fixed for an initial period, typically at least one year. Thereafter, the Company resets, typically annually, the interest rate credited to the contract based upon market and other conditions. SPDA contracts have no maturity date and remain in-force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income for life or for a fixed number of years. FPDA contracts are typically marketed to teachers and employees of tax-exempt organizations as tax-qualified retirement programs. Under these contracts, the Company accepts a single deposit or a series of deposits. Deposits may be paid at intervals that are either regular or irregular. FPDA contracts contain substantially the same guarantee of principal and interest rate terms included in the Company’s SPDA contracts. No front-end sales charges are imposed on SPDA and FPDA contracts. However, all such contracts provide for the imposition of certain surrender charges, which are assessed against premium withdrawals in excess of specified amounts and which occur during the surrender charge period. The surrender charges are usually set within the range of 0% to 7% and typically decline from year to year, disappearing after seven contract years.
Single Premium Immediate Annuity (SPIA) Contracts. SPIA contracts accounted for $127.8 million (2%) of the Company’s individual annuity sales for 2001 and $1.59

[4]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

billion (4%) of the Company’s individual annuity account balances as of year-end. The Company’s SPIA contracts are offered through its affiliated and unaffiliated distribution channels and are offered as either direct purchases or as fixed annuity options under the Company’s various individual and group annuity contracts. SPIAs are annuities that require a one-time deposit in exchange for guaranteed, periodic annuity benefit payments, often for the contract holder’s lifetime. SPIA contracts are often purchased by persons at or near retirement age who desire a steady stream of future income.

Institutional Products
The Institutional Products segment is comprised of the Company’s private and public sector group retirement plans and medium-term note program. The private sector includes the 401(k) business generated through fixed and variable annuities, Nationwide Trust Company, FSB and The 401(k) Company. The public sector includes the Internal Revenue Code (IRC) Section 457 business in the form of fixed and variable annuities as well as administration-only business.
Institutional Products segment revenues, operating income before federal income tax expense and account balances are summarized in the following table.

(in millions)	2001	2000	1999

Total revenues	$1,122.1	$1,150.9	$1,042.1
Operating income before federal income tax expense	205.7	224.6	201.5
Account balances as of year end	50,417.3	47,154.0	48,321.7

Institutional products are generally offered as variable or fixed group annuities to employers for use in employee benefit programs and are distributed through unaffiliated and affiliated channels, as well as through Nationwide agents.
The Company’s variable group annuity contracts provide the individual participants the ability to invest in mutual funds managed by independent investment managers and the Company. Deposits may be at regular or irregular intervals and in regular or irregular amounts. The value of the annuity fluctuates in accordance with the investment experience of the mutual funds chosen by the participant. The participant is permitted to withdraw all or part of the accumulated value of the annuity only in accordance with IRS regulations or be subject to a tax penalty. As specified in the FPVA contract, the participant generally can elect from a number of payment options that provide either fixed or variable benefit payments. The Company receives income from variable group annuity contracts primarily in the form of asset and administration fees. In addition, most of the Company’s variable annuity products provide for a contingent deferred sales charge, also known as a “surrender charge” or “back-end load,” that is assessed against premium withdrawals in excess of specified amounts made during a specified period, usually the first seven years of the contract. Surrender charges are intended to protect the Company from withdrawals early in the contract period, before the Company has had the opportunity to recover its sales expenses.
The Company’s fixed group annuity contracts provide the individual participants a guarantee of principal and a guaranteed interest rate for a specified period of time. The Company attempts to earn a spread by investing a participant’s deposits for higher yields than the interest rate credited to the participant’s account balance.
During 2001, the average crediting rate on fixed annuity contracts (including the fixed option under the Company’s variable contracts) in the Institutional Products segment was 5.44%. Approximately 54% of the Company’s crediting rates on institutional fixed annuity contracts are guaranteed for one quarter then reset by the Company.
The Company markets employer-sponsored group annuities to both public sector employees for use in connection with plans described under Section 457 of the IRC and to private sector employees for use in connection with IRC Section 401(k) plans. These private sector employer-sponsored group annuities are marketed under

[5]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

several brand names, including The BEST of AMERICA Group Pension Series.
The BEST of AMERICA Group Pension Series.    These group annuity products accounted for $3.07 billion (44%) of the Company’s institutional products sales in 2001 and $11.58 billion (23%) of the Company’s institutional products account balances as of year-end. The BEST of AMERICA group products are typically offered only on a tax-qualified basis. These products may be structured with a variety of features that may be arranged in over 600 combinations of front-end loads, back-end loads and asset-based fees.
Section 457 Contracts.    These group annuity contracts accounted for $1.52 billion (22%) of the Company’s institutional products sales in 2001 and $14.29 billion (28%) of the Company’s institutional products account balances as of year-end. The Company offers a variety of group variable annuity contracts that are designed primarily for use in conjunction with plans described under IRC Section 457. Section 457 permits employees of state and local governments to defer a certain portion of their yearly income and invest such income on a tax-deferred basis. These contracts typically generate an annual asset fee and may also generate annual administration fees for the Company.
Administration-Only Contracts.    The Company offers administration and record-keeping services to IRC Section 457 and 401(k) plans outside of a group annuity contract. In the past year the Company has experienced a shift in product mix from group annuity contracts to more administration-only cases. The Company generally collects a fee calculated as a percentage of plan assets.
Medium-Term Note Program.    The Company’s medium-term note program represents sales of funding agreements that secure notes issued through an unrelated third party trust. This program was launched in July 1999 as a means to expand spread-based product offerings. Sales of funding agreements totaled $1.48 billion in 2001 and accounted for $3.13 billion (6%) of the Company’s institutional products account balances as of year-end. Sales under the Company’s medium-term note program are not included in reported sales as they do not produce steady production flow that lends itself to meaningful comparisons.

Life Insurance
The Life Insurance segment consists of investment life products, including both individual variable life and corporate-owned life insurance (COLI) products, traditional life insurance products, universal life insurance and the Company’s investment in TBG Financial, a leading COLI producer. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.
In recent years, the Company has placed particular emphasis within this segment on the sale of variable life insurance products that offer multiple investment options. The Company distributes its variable universal life insurance products through its unaffiliated distribution channel and Nationwide agents. The Company’s target markets for its life insurance products include the holders of personal automobile and homeowners’ insurance policies issued by members of Nationwide and select customers to whom the accumulation of cash values is important.
Life Insurance segment revenues, operating income before federal income tax expense, policy reserves and life insurance in-force are summarized in the following table.

(in millions)	2001	2000	1999

Total revenues	$834.8	$751.3	$648.0
Operating income before federal income tax expense	189.7	161.1	122.7
Life insurance policy reserves as of year end	8,099.2	7,225.5	5,913.8
Life insurance in-force as of year end	70,451.6	64,390.0	58,563.7

Universal Life and Variable Universal Life Insurance Products.    The Company offers universal life insurance and variable universal life insurance products including both flexible premium and single premium designs. These products provide life insurance under which the benefits

[6]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

payable upon death or surrender depend upon the policyholder’s account value. Universal life insurance provides whole life insurance with flexible premiums and adjustable death benefits. For universal life insurance, the policyholder’s account value is credited based on an adjustable rate of return set by the Company relating to current interest rates. For variable universal life insurance, the policyholder’s account value is credited with the investment experience of the mutual funds chosen by the customer. The variable universal life insurance products also typically include a general account guaranteed interest investment option. All of the Company’s variable universal life insurance products are marketed under the Company’s The BEST of AMERICA brand name and have the same wide range of investment options as the Company’s variable annuity products. These products are distributed on an unaffiliated basis by independent broker/dealers, brokerage firms and financial institutions, as well as by Nationwide agents.
Traditional Life Insurance Products.    The Company offers whole life and term life insurance. Whole life insurance combines a death benefit with a savings plan that increases gradually in amount over a period of years. The customer generally pays a level premium over the customer’s expected lifetime. The customer may borrow against the savings and also has the option of surrendering the policy and receiving the accumulated cash value rather than the death benefit. Term life insurance provides only a death benefit without any savings component. Nationwide agents distribute these traditional life insurance products.
COLI and Bank-Owned Life Insurance (BOLI) Products. Corporations purchase COLI, while banks purchase BOLI to provide protection against the death of selected employees and to fund non-qualified benefit plans. Corporations or banks may make a single premium payment or a series of premium payments. Premium payments made are credited with a guaranteed interest rate that is fixed for a specified period of time. For variable COLI and BOLI products, the contractholder’s account value is credited with the investment experience of the mutual funds selected by the contractholder. Sales of large case BOLI are not included in reported sales as they do not produce steady production flow that lends itself to meaningful comparisons.

Asset Management
The Asset Management segment consists primarily of the Company’s investment advisor subsidiary, Gartmore Global Investments Inc., formerly Villanova Capital, Inc., and beginning in 2001, results from the Company’s structured products initiatives.
Asset Management segment revenues, operating income before federal income tax expense and assets under management are summarized in the following table.

(in millions)	2001	2000	1999

Total revenues	$125.0	$119.4	$108.6
Operating income before federal income tax expense	12.7	4.5	22.9
Assets under management as of year end	24,347.5	22,953.4	22,866.7

The Company manages mutual funds that are offered as investment options for the Company’s variable annuities and variable universal life insurance products. Mutual funds are also distributed on a retail and institutional basis. In addition to mutual funds, the Company offers stable value funds sold primarily to pension and other retirement plans.

Marketing and Distribution

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, brokerage firms, pension plan administrators, financial institutions and life insurance specialists. Representatives, or affiliated entities, of the Company who market products directly to a customer base include Nationwide Retirement Solutions and The 401(k) Company. The Company also distributes retirement savings products through the agency distribution force of its

[7]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ultimate parent company, NMIC. The Company provides, through both its affiliated and unaffiliated channels, the means for employers sponsoring tax-favored retirement plans (such as those described in IRC Sections 401(k) and 457) to allow their employees to make contributions to such plans through payroll deductions. Typically, the Company receives the right from an employer to market products to employees and arrange to deduct periodic deposits from the employees’ regular paychecks. The Company believes that the payroll deduction market is characterized by more predictable levels of sales than other markets because these customers are less likely, even in times of market volatility, to stop making annuity deposits than customers in other markets are. In addition, the Company believes that payroll deduction access to customers provides significant insulation from competition by providing the customer with a convenient, planned method of periodic saving. In both the Pension Market, where the Company’s products are distributed primarily through unaffiliated entities, and in the Public Sector Market, where the Company’s products are distributed primarily by affiliated entities, payroll deduction is the primary method used for collecting premiums and deposits.
A table showing sales by distribution channel for each of the last three years is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in Part II, Item 7 in this report.

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
Financial Institutions.    The Company markets individual variable and fixed annuities (under its brand names and on a private label basis), 401(k) pension plans and variable universal life insurance through financial institutions, consisting primarily of banks and their subsidiaries. The Company believes that its expertise in training financial institution personnel to sell annuities and pension products, its breadth of product offerings, its financial strength, the Nationwide and The BEST of AMERICA brand names and the ability to offer private label products are competitive advantages in this distribution channel.
Life Insurance Specialists.    The Company markets COLI and BOLI through life insurance specialists, which are firms that specialize in the design, implementation and administration of executive benefit plans.

Affiliated Entities
Nationwide Retirement Solutions.    The Company markets various products and services, primarily on a retail basis through several subsidiary sales organizations to the Public Sector Market. The Company markets group variable annuities and fixed annuities as well as administration and record-keeping services to state and local governments for use in their IRC Section 457 retirement programs. The

[8]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Company believes that its existing relationships with state and local government entities and the Company’s sponsorship by such entities as the National Association of Counties (NACO) and The United States Conference of Mayors (USCM) provide it with distinct competitive advantages in this market. NACO sponsorship, which began in 1980 and has been renewed three times, expires December 31, 2005 and USCM sponsorship, which began in 1979 and has been renewed twice, expires on December 31, 2004.
The 401(k) Company.    The Company provides administration and record-keeping services to employers in the Private Sector Market for use in their IRC Section 401(k) retirement programs.

Nationwide Agents
The Company sells traditional life insurance, universal life insurance, variable universal life insurance products and individual annuities through the licensed agency distribution force of its ultimate parent company, NMIC. Nationwide agents primarily target the holders of personal automobile and homeowners’ insurance policies issued by Nationwide. Nationwide agents sell exclusively Nationwide products and may not offer products that compete with those of the Company.

Corporate Segment

The Corporate segment consists of net investment income not allocated to the four product segments, unallocated expenses, interest expense on debt and goodwill amortization.
Corporate segment operating revenues and operating loss before federal income tax expense (which excludes non-securitization related net realized gains and losses on investments, hedging instruments and hedged items) are summarized in the following table.

(in millions)	2001	2000	1999

Total operating revenues	$23.2	$60.7	$45.1
Operating loss before federal income tax expense	(44.8)	(17.7)	(17.7)

Reinsurance

The Company follows the industry practice of reinsuring a portion of its life insurance and annuity risks with other companies in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. The maximum amount of individual ordinary life insurance retained by the Company on any one life is $1.0 million. The Company cedes insurance primarily on an automatic basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria and on a facultative basis, under which the reinsurer’s prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company has entered into reinsurance contracts to cede a portion of its general account individual annuity business. Total recoveries due from these contracts were $161.2 million and $143.1 million as of December 31, 2001 and 2000, respectively. Under the terms of the contracts, trusts have been established as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in the underlying contract. The Company has no other material reinsurance arrangements with unaffiliated reinsurers. The only material reinsurance agreements the Company has with affiliates are the modified coinsurance agreements pursuant to which NLIC reinsured all of its accident and health insurance business to other members of Nationwide as described in note 16 to the Company’s consolidated financial statements, included in the F pages in this document.

[9]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Ratings

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating organizations continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company’s ratings could have a material adverse effect on the Company’s ability to market its products and could increase the surrender of the Company’s annuity products. Both of these consequences could, depending upon the extent thereof, have a material adverse effect on the Company’s liquidity and, under certain circumstances, net income. NLIC is rated “A+” (Superior) by A.M. Best Company, Inc. (A.M. Best) and its claims-paying ability/financial strength is rated “Aa3” (Excellent) by Moody’s Investors Service, Inc. (Moody’s) and “AA” (Very Strong) by Standard & Poor’s, A Division of The McGraw-Hill Companies, Inc. (S&P).
The foregoing ratings reflect each rating agency’s opinion of NLIC’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed toward the protection of investors. Such factors are of concern to policyholders, agents and intermediaries.
The Company’s financial strength is also reflected in the ratings of the senior notes, capital and preferred securities of subsidiary trusts and commercial paper. The senior notes are rated “A” by S&P and “A2” by Moody’s. The capital and preferred securities issued by subsidiary trusts are rated “BBB+” by S&P and “A3” by Moody’s. The commercial paper issued by NLIC is rated “AMB-1” by A.M. Best, “A-1+” by S&P and “P-1” by Moody’s.

Competition

The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, broker/dealers and mutual funds, some of whom have greater financial resources, offer alternative products and, with respect to other insurers, have higher ratings than the Company. The Company believes that competition in the Company’s lines of business is based on price, product features, commission structure, perceived financial strength, claims-paying ratings, service and name recognition.
On November 12, 1999, the Gramm-Leach-Bliley Act (the Act), was signed. The Act modernizes the regulatory framework for financial services in the U.S., which allows banks, securities firms and insurance companies to affiliate more directly than they have been permitted to do in the past. While the Act facilitates these affiliations, to date no significant competitors of the Company have acquired, or been acquired by, a banking entity under authority of the Act. Nevertheless, it is not possible to anticipate whether such affiliations might occur in the future.

Regulation
General Regulation at State Level
As an insurance holding company, the Company is subject to regulation by the states in which its insurance subsidiaries are domiciled and/or transact business. Most states have enacted legislation that requires each insurance holding company and each insurance company in an insurance holding company system to register with the insurance regulatory authority of the insurance company’s state of domicile and annually furnish financial and other information concerning the operations of companies within the holding company system that materially affect the operations, management or financial condition of the insurers within such system. The Company is subject to the insurance holding company laws in the State of Ohio. Under such laws, all transactions within an insurance holding company system affecting insurers must be fair and equitable and each insurer’s policyholder surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. The State of Ohio insurance holding company laws

[10]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

also require prior notice or regulatory approval of the change of control of an insurer or its holding company and of material intercorporate transfers of assets within the holding company structure. In many cases, under such laws, a state insurance authority must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company domiciled in its state.
In addition, the laws of the various states establish regulatory agencies with broad administrative powers to approve policy forms, grant and revoke licenses to transact business, regulate trade practices, license agents, require statutory financial statements and prescribe the type and amount of investments permitted. In recent years, a number of life and annuity insurers have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these insurers have incurred or paid substantial amounts in connection with the resolution of such matters. In addition, state insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations. None of the Company’s insurance subsidiaries is the subject of any such investigation by any regulatory authority or any such market conduct examination in any state at this time. The Company’s subsidiaries continuously monitor sales, marketing and advertising practices and related activities of their agents and personnel and provide continuing education and training in an effort to ensure compliance with applicable insurance laws and regulations. There can be no assurance that any non-compliance with such applicable laws and regulations would not have a material adverse effect on the Company.
Insurance companies are required to file detailed annual and quarterly statutory financial statements with state insurance regulators in each of the states in which they do business and their business and accounts are subject to examination by such agencies at any time. In addition, insurance regulators periodically examine an insurer’s financial condition, adherence to statutory accounting practices and compliance with insurance department rules and regulations. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or the restructuring of insurance companies.
As part of their routine regulatory oversight process, state insurance departments conduct detailed examinations periodically of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the insurance departments of two or three other states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). The most recently completed examination of the Company’s insurance subsidiaries was conducted by the Ohio and Delaware insurance departments for the four-year period ended December 31, 1996. The final reports of these examinations did not result in any significant issues or adjustments. The Ohio Department of Insurance recently started the examination of the Company’s insurance subsidiaries for the five-year period ended December 31, 2001. No reports have been issued as of the date of this filing.

Regulation of Dividends and Other Payments from Insurance Subsidiaries
As an insurance holding company, the Company’s ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to the Company in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or

[11]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

distributions made in the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the 12-month period ending as of the prior December 31. As of December 31, 2001, $141.0 million in dividends could be paid by NLIC without prior approval. The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. Earned surplus is defined under the State of Ohio insurance laws as the amount equal to the Company’s unassigned funds as set forth in its most recent statutory financial statements, including net unrealized capital gains and losses or revaluation of assets. Additionally, following any dividend, an insurer’s policyholder surplus must be reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) that can inure to the benefit of the Company and its stockholders. The Company currently does not expect such regulatory requirements to impair its ability to pay operating expenses and dividends in the future.

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
Based on the formula adopted by the NAIC, NLIC’s adjusted capital exceeded the level at which the Company would be required to take corrective action by a substantial amount as of December 31, 2001.

Assessments Against Insurers
Insurance guaranty association laws exist in all states, the District of Columbia and Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. The amount and timing of any future assessment on or refund to the Company’s insurance subsidiaries under these laws cannot be reasonably estimated and are beyond the control of the Company and its insurance subsidiaries. A large part of the assessments paid by the Company’s insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company’s insurance subsidiaries’ premium taxes. For the years ended December 31, 2001 and 2000, the Company received net refunds of $0.3 million and $1.2 million, respectively, while for the year ended December 31, 1999, the Company made net payments of $1.0 million in assessments pursuant to state insurance guaranty association laws.

Securities Laws
Certain of the Company’s insurance subsidiaries and certain policies and contracts offered by them are subject to regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission (the Commission) and under certain state securities laws. Certain separate accounts of the Company’s insurance subsidiaries are registered as investment companies under the Investment Company Act of 1940, as amended (Investment Company Act). Separate account interests under certain variable annuity contracts and variable insurance policies issued by the Company’s insurance subsidiaries are also registered under the

[12]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Securities Act of 1933, as amended. Certain other subsidiaries of the Company are registered as broker/dealers under the Securities Exchange Act of 1934, as amended and are members of, and subject to regulation by, the National Association of Securities Dealers.
Certain of the Company’s subsidiaries are investment advisors registered under the Investment Advisors Act of 1940, as amended. The investment companies managed by such subsidiaries are registered with the Commission under the Investment Company Act and the shares of certain of these entities are qualified for sale in certain states in the U.S. and the District of Columbia. A subsidiary of the Company is registered with the Commission as a transfer agent. Certain subsidiaries of the Company are also subject to the Commission’s net capital rules.
All aspects of the Company’s subsidiaries’ investment advisory activities are subject to various federal and state laws and regulations in jurisdictions in which they conduct business. These laws and regulations are primarily intended to benefit investment advisory clients and investment company shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor’s registration as an advisor, censure and fines.

Unitary Savings and Loan Holding Company Status
Nationwide Trust Company, FSB (Nationwide Trust Company), a wholly owned subsidiary of the Company, is a limited-purpose federal savings bank chartered by the Office of Thrift Supervision of the U.S. Department of the Treasury (the OTS). Nationwide Trust Company is subject to comprehensive regulation and periodic examination by the OTS. As a result of the Company’s ownership of Nationwide Trust Company, the Company is a unitary savings and loan holding company subject to regulation by the OTS and to the provisions of the Savings and Loan Holding Company Act. As a unitary savings and loan holding company, the Company generally is not restricted as to the types of business activities in which it may engage so long as the Nationwide Trust Company continues to meet the qualified thrift lender test (the QTL Test). Under the Act, existing unitary savings and loan holding companies such as the Company are grandfathered with full powers to continue and expand their current activities. However, if the Company should fail to qualify as a unitary savings and loan holding company (as a result of failure of the QTL test or otherwise), then the types of activities in which the Company and its non-savings association subsidiaries would be able to engage would generally be limited to those eligible for bank holding companies (subject, however, to the Company’s ability to elect status as a financial holding company under the Act).

ERISA Considerations
On December 13, 1993, the U.S. Supreme Court issued its opinion in John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank holding that certain assets in excess of amounts necessary to satisfy guaranteed obligations held by John Hancock in its general account under a participating group annuity contract are “plan assets” and therefore subject to certain fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended (ERISA). ERISA requires that fiduciaries perform their duties solely in the interest of ERISA plan participants and beneficiaries, and with the care, skill, prudence and diligence that a prudent person acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims. The Court imposed ERISA fiduciary obligations to the extent that the insurer’s general account is not reserved to pay benefits under guaranteed benefit policies (i.e. benefits whose value would not fluctuate in accordance with the insurer’s investment experience).
The Secretary of Labor issued final regulations on January 5, 2000, providing guidance for the purpose of determining, in cases where an insurer issues one or more

[13]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

policies backed by the insurer’s general account to or for the benefit of an employee benefit plan, which assets of the insurer constitute plan assets for purposes of ERISA and the IRC. The regulations apply only with respect to a policy issued by an insurer to an ERISA plan on or before December 31, 1998. In the case of such a policy, most provisions of the regulations are applicable on July 5, 2001. Generally, where the basis of a claim is that insurance company general account assets constitute plan assets, no person will be liable under ERISA or the IRC for conduct occurring prior to July 5, 2001. However, certain provisions under the final regulations are applicable as follows: (1) certain contract termination features become applicable on January 5, 2000 if the insurer engages in certain unilateral actions; and (2) the initial and separate account disclosure provisions become applicable July 5, 2000. New policies issued after December 31, 1998, which are not guaranteed benefit policies will subject the issuer to ERISA fiduciary obligations.

Potential Tax Legislation
Congress has, from time to time, considered possible legislation that would eliminate many of the tax benefits currently afforded to annuity products.

Employees

As of December 31, 2001, the Company had approximately 3,700 employees. None of the employees of the Company are covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.

ITEM 2    Properties

Pursuant to an arrangement between NMIC and certain of its subsidiaries, during 2001 the Company leased on average approximately 834,000 square feet of office space primarily in the four building home office complex in Columbus, Ohio. The Company believes that its present facilities are adequate for the anticipated needs of the Company.

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
On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax–deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification. The class has not been certified. The Company intends to defend this lawsuit vigorously.
On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On

[14]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

September 5, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of plan trustees who purchased variable annuities to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company which invested in mutual funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the mutual funds originally included in the plaintiffs’ annuities with “inferior” funds because the new funds purportedly paid more in revenue sharing. The amended complaint seeks disgourgement of fees by the Company and other unspecified compensatory damages. On November 15, 2001, the Company filed a motion to dismiss the amended complaint, which has not been decided. On December 3, 2001, the plaintiffs filed a motion for class certification. On January 15, 2002, the plaintiffs filed a response to the Company’s motion to dismiss the amended complaint. On February 22, 2002, the Company filed a reply in support of its motion to dismiss.
The class has not been certified. The Company intends to defend this lawsuit vigorously.
There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

ITEM 4    Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2001 no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II
ITEM 5    Market for the Registrant’s Common Stock and Related Shareholder Matters

The Class A Common Stock of NFS is traded on the New York Stock Exchange under the symbol “NFS”. As of March 1, 2002, NFS had approximately 2,398 registered shareholders of Class A Common Stock.
There is no established public trading market for the Company’s Class B Common Stock. All 104,745,000 shares of Class B Common Stock are owned by Nationwide Corp.

Information regarding the high and low sales prices of NFS Class A Common Stock and cash dividends declared on such shares, as required by this item, is set forth in the following table:

Quarter Ended	High	Low	Quarter Close	Dividends

March 31, 2001	$47.94	$33.10	$37.98	$0.12
June 30, 2001	$46.76	$35.66	$43.65	$0.12
September 30, 2001	$47.40	$35.00	$37.18	$0.12
December 31, 2001	$41.60	$31.50	$41.46	$0.12

March 31, 2000	$29.94	$19.50	$29.25	$0.10
June 30, 2000	$34.75	$25.63	$32.88	$0.12
September 30, 2000	$40.75	$32.75	$37.38	$0.12
December 31, 2000	$51.44	$36.94	$47.50	$0.12

Information regarding restrictions on the ability of NFS’ insurance subsidiaries to pay dividends to NFS, as required by this item, is set forth under “Item 1: Business—Regulation—Regulation of Dividends and Other Payments from Insurance Subsidiaries” above and in note 15 of the consolidated financial statements in the F pages of this report.

[15]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
ITEM 6    Selected Consolidated Financial Data
Five-Year Summary

	Years ended December 31,

(in millions, except per share amounts)	2001	2000	1999	1998	1997

Results of operations[1]
Policy charges	$1,019.1	$1,092.2	$895.6	$698.9	$545.2
Life insurance premiums	251.1	240.0	220.8	200.0	205.4
Net investment income	1,739.2	1,668.4	1,530.5	1,486.8	1,413.9
Net realized (losses) gains on investments, hedging instruments and hedged items:
Unrelated parties	(70.3)	(24.9)	(11.0)	17.9	11.1
Related party	44.4	—	—	—	—
Other	195.5	194.6	167.4	108.1	62.8

Total revenues	3,179.0	3,170.3	2,803.3	2,511.7	2,238.4

Interest credited and other benefits	1,570.3	1,470.0	1,349.2	1,284.4	1,235.4
Interest expense on debt and trust securities	54.9	48.5	47.2	35.1	26.1
Other operating expenses	991.1	1,027.9	834.1	686.7	569.9

Total benefits and expenses	2,616.3	2,546.4	2,230.5	2,006.2	1,831.4

Income from continuing operations before federal income tax expense and cumulative effect of adoption of accounting principles	562.7	623.9	572.8	505.5	407.0
Federal income tax expense	142.8	189.0	191.5	173.1	141.8

Income from continuing operations before cumulative effect of adoption of accounting principles	419.9	434.9	381.3	332.4	265.2
Cumulative effect of adoption of accounting principles, net of tax	(7.1)	—	—	—	—

Net income	$412.8	$434.9	$381.3	$332.4	$265.2

Basic and diluted net income per common share	$3.20	$3.38	$2.96	$2.58	$2.14
Cash dividends declared	$0.48	$0.46	$0.38	$0.30	$0.18
Weighted average common shares outstanding
Basic	128.9	128.7	128.5	128.5	124.0
Diluted	129.2	128.9	128.6	128.6	124.1
Other Data
Reconciliation of net income to net operating income[1]
Net income	$412.8	$434.9	$381.3	$332.4	$265.2
Realized losses (gains) on investments, hedging instruments and hedged items, excluding securitizations, net of tax	18.0	16.1	7.0	(11.7)	(7.9)
Cumulative effect of adoption of accounting principles, net of tax	7.1	—	—	—	—

Net operating income	437.9	451.0	388.3	320.7	257.3
Pro forma adjustments	—	—	—	—	(2.9)

Pro forma net operating income	$437.9	$451.0	$388.3	$320.7	$254.4

Net operating return on average equity[2]	14.2%	16.7%	16.6%	15.8%	14.5%

[1]
Comparisons between 2001, 2000, 1999  and 1998 results of operations and those of 1997 are affected by the Company’s initial public offering in March 1997 and companion offerings of senior notes and capital securities as well as the $900.0 million of dividends paid prior to the initial public offering. Pro forma amounts adjust for these transactions.

[2]	Based on net operating income and excluding accumulated other comprehensive income.

[16]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Five-Year Summary, Continued

	As of December 31,

(in millions, except per share amounts)	2001	2000	1999	1998	1997

Summary of financial position[1]
Total invested assets	$27,814.4	$23,359.2	$22,587.9	$20,940.5	$19,673.2
Deferred policy acquisition costs	3,213.7	2,872.7	2,555.8	2,022.3	1,665.4
Other assets	1,286.1	977.9	755.0	772.6	829.9
Separate account assets	59,646.7	65,968.8	67,155.3	50,935.8	37,724.4

Total assets	$91,960.9	$93,178.6	$93,054.0	$74,671.2	$59,892.9

Policy reserves	$25,491.6	$22,243.3	$21,868.3	$19,772.2	$18,702.8
Other liabilities	2,482.3	1,370.6	944.9	917.3	943.1
Long-term debt	597.0	298.4	298.4	298.4	298.4
Separate account liabilities	59,646.7	65,968.8	67,155.3	50,935.8	37,724.4

Total liabilities	88,217.6	89,881.1	90,266.9	71,923.7	57,668.7

NFS-obligated mandatorily redeemable capital and preferred securities of subsidiary trusts	300.0	300.0	300.0	300.0	100.0
Shareholders’ equity	3,443.3	2,997.5	2,487.1	2,447.5	2,124.2

Total liabilities and shareholders’ equity	$91,960.9	$93,178.6	$93,054.0	$74,671.2	$59,892.9

Book value per common share	$26.71	$23.29	$19.35	$19.04	$16.53

Customer funds managed and administered
Individual annuity	$42,186.7	$43,694.9	$44,023.7	$35,315.2	$28,156.4
Institutional products	50,417.3	47,154.0	48,321.7	38,582.0	25,812.4
Life insurance	8,099.2	7,225.5	5,913.8	4,613.4	3,487.0
Asset management:
Gross	24,347.5	22,953.4	22,866.7	19,825.5	7,840.0
Intercompany eliminations	(11,911.8)	(10,031.7)	(9,978.5)	(8,154.7)	(5,285.0)

Asset management, net	12,435.7	12,921.7	12,888.2	11,670.8	2,555.0

	$113,138.9	$110,996.1	$111,147.4	$90,181.4	$60,010.8

	Years ended December 31,

(in millions)	2001	2000	1999	1998	1997

Operating income before federal income tax expense by business segment[1]
Individual annuity	$227.2	$276.3	$254.4	$230.2	$186.9
Institutional products	205.7	224.6	201.5	164.8	126.2
Life insurance	189.7	161.1	122.7	88.8	66.7
Asset management	12.7	4.5	22.9	14.0	11.7
Corporate	(44.8)	(17.7)	(17.7)	(10.2)	4.4

	$590.5	$648.8	$583.8	$487.6	$395.9

Sales by business segment[2]
Individual annuity	$7,625.6	$7,338.7	$6,392.3	$6,140.2	$5,636.1
Institutional products	6,985.7	7,392.2	6,645.6	5,461.8	3,981.9
Life insurance	1,540.6	1,530.2	1,095.9	653.2	468.7

[1]	Comparisons between 2001, 2000, 1999 and 1998 results of operations and those of 1997 are affected by the Company’s initial public offering in March 1997 and companion offerings of senior notes and capital securities as well as the $900.0 million of dividends paid prior to the initial public offering. Pro forma amounts adjust for these transactions.
[2]	See “Sales Information” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosure on sales.

[17]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
ITEM 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s discussion and analysis of financial condition and results of operations (MD&A) of Nationwide Financial Services, Inc. and its subsidiaries (NFS or collectively, the Company) for the three years ended December 31, 2001 follows. This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes beginning on page F-1 of this report.
NFS is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of Nationwide. The Company is a leading provider of long-term savings and retirement products in the United States of America. The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans and other investment products sold to institutions, life insurance, mutual funds and other asset management services. As a result of its initial public offering in March 1997 and subsequent stock related transactions since that date, NFS is 18.7% publicly owned, the remainder is owned by Nationwide.
Management’s discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include, among others, the following possibilities: (i) change in Nationwide’s control of the Company through its beneficial ownership of approximately 97.7% of the combined voting power of all the outstanding common stock and approximately 81.3% of the economic interest in the Company; (ii) the Company’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the Company’s subsidiaries to pay such dividends; (iii) the potential impact on the Company’s reported net income that could result from the adoption of certain accounting standards issued by the Financial Accounting Standards Board; (iv) tax law changes impacting the tax treatment of life insurance and investment products; (v) the repeal of federal estate tax; (vi) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (vii) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (viii) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (ix) inability to carry out marketing and sales plans, including, among others, development of new products and/or changes to certain existing products and acceptance of the new and/or revised products in the market; (x) changes in interest rates and the capital markets causing a reduction of investment income and/or asset fees, reduction in the value of the Company’s investment portfolio or a reduction in the demand for the Company’s products; (xi) general economic and business conditions which are less favorable than expected; (xii) competitive, regulatory or tax changes that affect the cost of, or demand for the Company’s products; (xiii) unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations; and (xiv) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts.

[18]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Business Outlook

As part of the Company’s disclosure procedures, the Company has incorporated a business outlook section as a permanent part of its quarterly earnings release, conference call and MD&A. As such, the following statements, which were published on February 4, 2002 as part of the Company’s earnings release, are forward-looking, based on business conditions that existed as of December 31, 2001 and do not consider any potential financial impact from the proposed transaction with Provident Mutual Life Insurance Company (Provident) (see note 19 to the consolidated financial statements). Due to the inherent difficulty in forecasting the short-term performance of the equity markets, as measured by the S&P 500 Index, and the related performance of the Company’s separate account assets, the information provided below incorporates a range of possible results that are intended to illustrate the sensitivity of the Company’s revenue and earnings to the ultimate performance of the equity markets. To the extent that actual equity market performance varies from that assumed in the illustration below, our results will vary accordingly.
•
For the full year 2002, should the equity markets and the related performance of our separate account assets achieve a return of 0 to 8 percent, earned evenly throughout the year, operating earnings per share would be within a range of $3.25 to $3.50.

•
Utilizing the same equity market assumptions noted above, revenue growth would be within a range of 5 to 7 percent and return on equity would be within a range of 12 to 13 percent for the full year 2002.

•	Consistent with the realization of certain tax minimization strategies, the Company’s effective tax rate is expected to be no more than 26 percent for the full year 2002.
The Company’s ability to meet the indicated outlook and expectations is subject to the factors described in the introduction section immediately above. Following the end of each quarter, the Company has a “quiet period” when it no longer publishes or updates its current expectations and forecasts and Company representatives will not comment concerning the Company’s financial results or expectations. The quiet period will extend until the day when the Company’s next earnings release is published. Prior to the start of the next quiet period (April 9, 2002), investors can continue to rely on the earnings release and web site as still being the Company’s current expectations on matters covered, unless the Company publishes a notice stating otherwise.

Critical Accounting Policies and Recently Issued Accounting Pronouncements

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates.
The most critical estimates include those used in determining impairment losses on investments, valuation allowances for mortgage loans on real estate, deferred policy acquisition costs for investment products and universal life insurance products and federal income taxes.
See note 2 to the consolidated financial statements, included in the F pages of this report, for a discussion of the Company’s significant accounting policies, including recently issued accounting pronouncements.

Impairment Losses on Investments
Management regularly reviews its fixed maturity and equity securities portfolio to evaluate the necessity of

[19]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security’s fair value has been below amortized cost/cost, and by how much, specific credit issues related to the issuer and current economic conditions. Impairment losses result in a reduction of the cost basis of the underlying investment.
Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.
Significant changes in the factors the Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

Valuation Allowances on Mortgage Loans on Real Estate
The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the estimated value of the mortgage loan. Estimated value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. Loans in foreclosure and loans considered impaired are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.
The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by the Company to absorb estimated probable credit losses. The Company’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. Significant changes in the factors the Company considers in determining the valuation allowance on mortgage loans on real estate could result in a significant change in the provision for valuation allowance reported in the consolidated financial statements.

Deferred Policy Acquisition Costs for Investment Products and Universal Life Insurance Products
The costs of acquiring new business, principally commissions, certain expenses of the policy issue and underwriting department and certain variable sales expenses that relate to and vary with the production of new or renewal business have been deferred. Deferred policy acquisition costs are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each accounting period.
For investment products and universal life insurance products, deferred policy acquisition costs are being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest spreads, asset fees, cost of insurance, policy administration and surrender charges. For years in which gross profits are negative, deferred policy acquisition costs are amortized based on the present value of gross revenues. The Company regularly reviews the estimated future gross profits and revises such estimates

[20]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

when appropriate. The cumulative change in amortization as a result of changes in estimates to reflect current best estimates is recorded as a charge or credit to amortization expense. The most significant assumptions that are involved in the estimation of future gross profits include future market performance and surrender/lapse rates. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a significant charge or credit to amortization expense. Deferred policy acquisition costs are adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in note 2(b) to the consolidated financial statements included in the F pages of this report.

Federal Income Taxes
The Company provides for federal income taxes based on amounts the Company believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain expenses and the realization of certain tax credits. In the event the ultimate deductibility of certain expenses or the realization of certain tax credits differ from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements.

Results of Operations
Revenues
Total operating revenues, which include net realized gains and losses from mortgage loan securitizations and exclude all other net realized gains and losses on investments, hedging instruments and hedged items, increased $11.6 million (less than 1%) to $3.21 billion in 2001 compared to $3.20 billion in 2000. Operating revenues in 2000 were up 14% from $2.81 billion reported in 1999. The growth in operating revenues over the past two years has primarily been driven by an increase in net investment income due to growth in interest spread-based businesses, offset by lower policy charges in 2001 as a result of depressed equity markets.
Policy charges include asset fees, which are primarily earned from separate account assets generated from sales of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products; administrative fees, which include fees charged per contract on a variety of the Company’s products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period of annuity and certain life insurance contracts.
Policy charges for each of the last three years consisted of the following:

(in millions)	2001	2000	1999

Asset fees	$615.3	$715.4	$616.6
Cost of insurance charges	201.9	156.5	117.0
Administrative fees	129.0	134.2	102.4
Surrender fees	72.9	86.1	59.6

Total policy charges	$1,019.1	$1,092.2	$895.6

The decline in asset fees in 2001 reflects a decrease in total average separate account assets of $9.08 billion, or 13%, while asset fees increased in 2000 due to an increase in total average separate account assets of $12.03 billion or 21%. Market depreciation on investment options underlying variable annuity and investment life insurance products as a result of the sharp declines in the equity markets throughout 2001, partially offset by net flows into these products, resulted in the decrease in average separate account assets in 2001. Net flows into variable annuity and investment life insurance products, as well as market appreciation on underlying investment options, resulted in the increase in average separate account assets in 2000.

[21]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy’s death benefit minus the related policyholder account value. The amount charged is based on the insured’s age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk as a result of new sales of corporate and individual investment life insurance products and favorable persistency of in-force business. The net amount at risk related to corporate and individual investment life insurance grew to $32.93 billion at the end of 2001 compared to $28.28 billion and $22.35 billion at the end of 2000 and 1999, respectively.
The decline in administrative fees in 2001 compared to 2000 is primarily attributable to case terminations in the Institutional Products segment that generated additional administrative fees in 2000, slightly offset by higher premium loads and per-policy administrative fees in 2001. The growth in administrative fees in 2000 compared to 1999 is attributable to administrative fees on case terminations and an increase in premium loads on corporate-owned and individual investment life products from greater sales.
Lower surrender charges in 2001 were the result of the successful implementation of customer retention programs in the individual variable annuity business during the year. These programs were created as the heightened competitive environment in 2000 led to increased surrender activity and related fees.
Net investment income includes the investment income earned on investments supporting fixed annuities and certain life insurance products as well as invested assets which are not allocated to product segments, net of related investment expenses. Net investment income totaled $1.74 billion in 2001 compared to $1.67 billion and $1.53 billion in 2000 and 1999, respectively. The increase in net investment income was primarily due to increased invested assets to support growth in individual fixed annuity, institutional products and life insurance policy reserves, partially offset by lower yields in 2001. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. General account reserves supporting these products grew by $3.25 billion and $375.0 million in 2001 and 2000, respectively, and were $25.49 billion as of December 31, 2001. The growth in general account reserves reflects increased customer preference for fixed products in light of declining and volatile equity markets in the second half of 2000 and 2001. In addition, the growth reflects the Company’s commitment to strengthen its distribution and service capabilities for fixed products. The change in net investment income was also impacted by average yields on investments, which decreased by 54 basis points in 2001 and increased by 25 basis points in 2000 following market interest rate trends.
Realized gains and losses on investments, hedging instruments and hedged items, other than those related to securitizations, are not considered by the Company to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. In addition, included in this caption are charges related to other-than-temporary impairments of available-for-sale securities and other investments and valuation allowances on mortgage loans on real estate. Also included are changes in the fair value of derivatives qualifying as fair value hedges and the change in the fair value of the hedged items, the ineffective portion of cash flow hedges and changes in the fair value of free-standing derivatives, all of which are considered non-recurring components of earnings.
Net realized losses on investments, hedging instruments and hedged items totaled $25.9 million for 2001. During 2001, the Company entered into a transaction with NMIC, the Company’s ultimate parent,

[22]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

whereby it sold a portion of its interest in a limited partnership that resulted in a $44.4 million realized gain (see note 16 to the consolidated financial statements included in the F pages of this report). Also during 2001, the Company recorded realized losses related to other-than-temporary impairments on securities available-for-sale of $92.8 million, including $25.9 million on fixed maturity securities issued by Enron and affiliated entities.
Other income includes management fees, commissions and other income earned by subsidiaries of the Company that provide investment management, administration, marketing and distribution services.

Benefits and Expenses
Interest credited to policyholder account balances totaled $1.25 billion in 2001 compared to $1.18 billion in 2000 and $1.10 billion in 1999 and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s medium-term note program and certain life insurance products. The growth in interest credited reflects the overall increase in policy reserves for these products, partially offset by lower crediting rates in the Institutional Products segment. Crediting rates in the Individual Annuity segment have remained flat despite declining market interest rates in 2001, reflecting the current competitive market conditions.
Other benefits and claims include policyholder benefits in excess of policyholder account balances for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. The growth in other benefits and claims in both 2001 and 2000 reflects additional life insurance claims primarily as a result of growth in life insurance in-force.
Amortization of deferred policy acquisition costs (DAC) decreased $3.5 million to $348.1 million in 2001. In 2000, amortization expense of $351.6 million was up $78.9 million from 1999. The majority of the Company’s DAC is related to variable and universal life products and deferred annuities where DAC is amortized in proportion to gross profits. The decline in amortization expense in 2001 is attributable to lower estimated gross profits from variable annuities, which were adversely impacted by lower equity markets throughout 2001. Lower amortization from variable annuities was partially offset by additional amortization from growth in life insurance products. Growth in amortization in 2000 compared to 1999 is attributable to higher gross profits from variable annuities due to growth in average account balances during the year coupled with a decrease in estimated future gross profits due to increased surrender activity during 2000.
Operating expenses were $643.0 million in 2001, a 5% decrease from 2000 operating expenses of $676.3 million. Operating expenses were $561.4 million in 1999. The decrease in 2001 reflects the Company’s commitment to aggressive expense management in response to declining revenues and lower sales as a result of declining and volatile equity markets and a slowing economy throughout the year. The increase in 2000 reflected the growth in the number of annuity and life insurance contracts in-force and the related increase in administrative processing costs. The 2000 increase also reflected investments to expand the product portfolio and the retail and institutional distribution capabilities of the Company’s asset management operations.
Federal income tax expense was $142.8 million representing an effective tax rate of 25.4% for 2001. Federal income tax expense in 2000 and 1999 was $189.0 million and $191.5 million, respectively, representing effective rates of 30.3% and 33.4%. An increase in tax-exempt income and tax credits, including credits from affordable housing partnership investments, resulted in the decrease in effective rates in both years.

[23]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Other Data
The Company analyzes operating performance using a measure not defined in accounting principles generally accepted in the United States of America (GAAP), which the Company refers to as net operating income. The Company calculates net operating income by adjusting net income to exclude all net realized gains and losses on investments, hedging instruments and hedged items, net of tax (except for net realized gains and losses related to securitizations), and cumulative effect of adoption of accounting principles, net of tax. Net operating income or similar measures are commonly used in the insurance industry as a measure of ongoing earnings performance.
The excluded items are important in understanding the Company’s overall results of operations. Net operating income should not be viewed as a substitute for net income determined in accordance with GAAP, and it should be noted that the Company’s definition of net operating income may differ from that used by other companies. However, the Company believes that the presentation of net operating income as it is measured for management purposes enhances the understanding of the Company’s results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company’s business. The Company excludes non- securitization related net realized gains and losses on investments, hedging instruments and hedged items, net of tax, from net operating income because such items are often the result of a single non-recurring event which may or may not be at the Company’s discretion. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of the Company’s business. The Company includes securitization-related net realized gains and losses in net operating income because the Company believes such activities are part of its core asset management capabilities and expects securitization- related income to be a recurring component of earnings in the future. The Company also excludes the cumulative effect of adoption of accounting principles, net of tax, from net operating income as such adjustments are not reflective of the underlying operations of the Company’s business.
The following table reconciles the Company’s reported net income to net operating income for each of the last three years.

(in millions)	2001	2000	1999

Net income	$412.8	$434.9	$381.3
Net realized losses on investments, hedging instruments and hedged items, net of tax (excluding net realized gains and losses related to securitizations)	18.0	16.1	7.0
Cumulative effect of adoption of accounting principles, net of tax	7.1	—	—

Net operating income	$437.9	$451.0	$388.3

Sales Information
The Company regularly monitors and reports a non-GAAP measure titled sales. Sales or similar measures are commonly used in the insurance industry as a measure of business generated in the period.
Sales should not be viewed as a substitute for revenues determined in accordance with GAAP, and the Company’s definition of sales might differ from that used by other companies. Sales generate customer funds managed and administered, which ultimately drive revenues. Sales are comprised of statutory premiums and deposits on individual and group annuities and life insurance products sold to a diverse customer base. Statutory premiums and deposits are calculated in accordance with accounting practices prescribed or permitted by regulatory authorities

[24]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

and then adjusted to arrive at sales. Sales also include deposits on administration only group pension plans.
Sales are stated net of internal replacements, which in the Company’s opinion provides a more meaningful disclosure of sales. In addition, sales exclude: mutual fund net flows; funding agreements issued under the Company’s medium-term note program; large case bank-owned life insurance (BOLI); large case pension plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons and are therefore excluded from sales.
The Company believes that the presentation of sales as measured for management purposes enhances the understanding of the Company’s business and helps depict trends that may not be apparent in the results of operations due to differences between the timing of sales and revenue recognition.
The Company’s flagship products are marketed under The BEST of AMERICA® brand, and include individual variable and group annuities, group private sector pension plans sold through Nationwide Trust Company, FSB and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand name.
The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under Internal Revenue Code (IRC) Section 457. The Company utilizes its sponsorship by the National Association of Counties and The United States Conference of Mayors when marketing IRC Section 457 products.

[25]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Sales by product and segment for each of the last three years were as follows:

(in millions)	2001	2000	1999

The BEST of AMERICA products	$4,190.3	$5,586.6	$4,665.3
Private label annuities	1,398.3	998.7	947.8
Other	2.8	90.9	382.5

Total individual variable annuity sales	5,591.4	6,676.2	5,995.6

Deferred fixed annuities	1,906.4	534.8	332.5
Immediate fixed annuities	127.8	127.7	64.2

Total individual fixed annuity sales	2,034.2	662.5	396.7

Total individual annuity sales	$7,625.6	$7,338.7	$6,392.3

The BEST of AMERICA annuity products	$3,067.6	$3,931.4	$3,537.7
The BEST of AMERICA trust products	834.9	482.4	81.1
The 401(k) Company	403.7	359.6	399.1
Other	56.9	47.3	83.1

Total private sector pension plan sales	4,363.1	4,820.7	4,101.0

IRC Section 457 annuities	1,521.2	2,148.8	2,190.3
Administration-only agreements	1,101.4	422.7	354.3

Total public sector pension plan sales	2,622.6	2,571.5	2,544.6

Total institutional products sales	$6,985.7	$7,392.2	$6,645.6

The BEST of AMERICA variable life series	$552.4	$573.4	$425.9
Corporate-owned life insurance (COLI)	742.3	711.4	409.2
Traditional/Universal life insurance	245.9	245.4	260.8

Total life insurance sales	$1,540.6	$1,530.2	$1,095.9

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, brokerage firms, financial institutions, pension plan administrators and life insurance specialists. Representatives of the Company who market products directly to a customer base include Nationwide Retirement Solutions and The 401(k) Company. The Company also distributes retirement savings products through the agency distribution force of its ultimate parent company, NMIC.

[26]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Sales by distribution channel for each of the last three years are summarized as follows:

(in millions)	2001	2000	1999

Independent broker/dealers	$4,760.9	$6,240.6	$5,175.1
Brokerage firms	2,241.5	1,243.3	900.5
Financial institutions	3,577.1	3,093.5	2,456.8
Pension plan administrators	1,018.3	1,045.6	1,169.7
Life insurance specialists	742.4	711.4	420.0
Nationwide Retirement Solutions	2,693.2	2,751.3	2,824.6
The 401(k) Company	403.7	359.6	399.1
Nationwide agents	714.8	815.8	787.9

The 24% decrease in sales in the independent broker/dealer channel in 2001 reflects primarily lower demand for variable annuities due to declining and volatile equity markets. Also contributing to the decline in 2001 were lower private sector group pension sales due to decreases in the average takeover case size reflecting the depressed equity markets and number of new plans sold in light of the economic slowdown. Total sales through this channel were up 21% in 2000 reflecting the strength of the Company’s multiple product strategy, appointment of new distributors, introduction of new products and features and a diverse distribution network.
Sales through brokerage firms increased 80% in 2001 compared to 2000, principally due to the addition of Waddell & Reed Financial, Inc. as a distributor. Sales through this new relationship totaled $1.04 billion for 2001.
Sales through financial institutions grew 16% and 26% during 2001 and 2000, respectively, driven mainly by the appointment of new distributors in the bank channel who sell fixed annuity products and a shift in customer preference in 2001 to fixed annuity products in light of the declining and volatile equity markets.
The increase in sales through life insurance specialists reflects $742.3 million of COLI sales in 2001 compared to $711.4 million in 2000 and $409.2 million in 1999. The Company entered the COLI market in 1998 and quickly became a market leader through a focus on mid-sized cases. Sales for 2001 reflect continued growth in renewal premiums, offset by a sharp decline in first year premiums, as the depressed economic conditions have reduced demand for new executive benefit plans.

Business Segments

The Company has four product segments: Individual Annuity, Institutional Products, Life Insurance and Asset Management. In addition, the Company reports certain other revenues and expenses in a Corporate segment.
The following table summarizes operating income (loss) before federal income tax expense for the Company’s business segments for each of the last three years.

(in millions)	2001	2000	1999

Individual Annuity	$227.2	$276.3	$254.4
Institutional Products	205.7	224.6	201.5
Life Insurance	189.7	161.1	122.7
Asset Management	12.7	4.5	22.9
Corporate	(44.8)	(17.7)	(17.7)

Operating income before federal income tax expense	$590.5	$648.8	$583.8

[27]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Individual Annuity
The Individual Annuity segment consists of individual The BEST of AMERICA and private label deferred variable annuity products, deferred fixed annuity products and income products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

The following table summarizes certain selected financial data for the Company’s Individual Annuity segment for the years indicated.

(in millions)	2001	2000	1999

Income Statement Data
Revenues:
Policy charges	$496.9	$574.0	$484.7
Net investment income	543.9	486.2	459.0
Premiums on immediate annuities	60.9	52.7	26.8

	1,101.7	1,112.9	970.5

Benefits and expenses:
Interest credited to policyholder account balances	443.3	397.9	385.0
Other benefits	68.1	54.0	23.8
Amortization of DAC	220.2	238.2	171.0
Other operating expenses	142.9	146.5	136.3

	874.5	836.6	716.1

Operating income before federal income tax expense	$227.2	$276.3	$254.4

Other Data
Sales:
Individual variable annuities	$5,591.4	$6,676.2	$5,995.6
Individual fixed annuities	2,034.2	662.5	396.7

Total individual annuity sales	$7,625.6	$7,338.7	$6,392.3

Average account balances:
Separate account	$33,560.7	$38,016.1	$31,939.7
General account	7,709.7	6,942.9	6,712.5

Total average account balances	$41,270.4	$44,959.0	$38,652.2

Account balances as of year end:
Individual variable annuities	$36,345.7	$39,753.1	$40,301.5
Individual fixed annuities	5,841.0	3,941.8	3,722.2

Total account balances	$42,186.7	$43,694.9	$44,023.7

Return on average allocated capital	13.2%	20.1%	19.3%
Pre-tax operating income to average account balances	0.55%	0.61%	0.66%

[28]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Pre-tax operating earnings totaled $227.2 million in 2001, down 18% compared to 2000 earnings of $276.3 million, which were up 9% from 1999. The decline in the equity markets during 2001 pushed average separate account balances lower, reducing policy charges and earnings for the year. Growth in average separate account balances in 2000 from market appreciation and net flows lead to higher policy charges in 2000 which were partially offset by higher amortization of DAC due to higher gross profits and additional surrender activity.
Asset fees were $421.9 million in 2001 down 12% from $479.3 million in 2000 and totaled $415.1 million in 1999. Asset fees are calculated daily and charged as a percentage of separate account assets. The fluctuations in asset fees are primarily due to changes in the market value of the investment options underlying the account balances, which have followed the general trends of the equity markets. Average separate account assets decreased 12% in 2001 to $33.56 billion following a 19% increase in 2000.
Surrender fees decreased by $19.5 million to $55.9 million in 2001 compared to $75.4 million in 2000 and $52.4 million in 1999. Lower surrender fees in 2001 were the result of the successful implementation of customer retention programs in the individual variable annuity business during the year. These programs were created as the heightened competitive environment in 2000 led to increased surrender activity and related fees.
Interest spread is net investment income less interest credited to policyholder account balances. Interest spreads vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.
The following table depicts the interest spread on average general account reserves in the Individual Annuity segment for each of the last three years.

	2001	2000	1999

Net investment income	7.62%	7.92%	7.58%
Interest credited	5.75	5.73	5.74

Interest spread	1.87%	2.19%	1.84%

Interest spreads narrowed in 2001 compared to the prior year. A combination of a competitive environment, a sharp decline in interest rates and a by-product of the Company’s investment strategy all contributed to the reduction in spreads. As a strategic move to maintain market share, the Company did not lower crediting rates in the third quarter of 2001 as quickly as earned rates declined. In addition, throughout 2001, the Company had a significant increase in cash flows in the general account due to strong fixed annuity sales. As a result, at certain times throughout the year, cash positions were greater than targeted as the Company acquired appropriate long-term investments, putting pressure on spreads, especially given a declining interest rate environment. Declining interest rates in 2001 resulted in a significant increase in mortgage loan and bond prepayment income, which added 8 basis points to the 2001 interest spread, compared to 4 basis points and 7 basis points, in 2000 and 1999, respectively. Interest spreads in 2000 benefited from a declining interest rate environment that allowed the Company to earn additional spread while still offering competitive crediting rates.
The Company is able to mitigate the effects of changes in investment yields by periodically resetting the rates credited on fixed features of individual annuity contracts. As of December 31, 2001, individual fixed annuity policy reserves and fixed option of variable annuity reserves of $2.70 billion and $3.15 billion, respectively, are in contracts that adjust the crediting rate periodically with

[29]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

portions resetting in each calendar quarter. Individual fixed annuity policy reserves of $1.55 billion are in contracts that adjust the crediting rate every five years. The Company also has $373.0 million of fixed option of variable annuity policy reserves related to private label annuities that call for the crediting rate to be reset annually and $1.59 billion of individual fixed annuity policy reserves that are in payout status where the Company has guaranteed periodic, typically monthly, payments.
Account balances ended 2001 at $42.19 billion, down $1.51 billion from the end of 2000 of $43.69 billion, which was down slightly from the end of 1999. Net flows, which consists of deposits less withdrawals, of $3.38 billion and $2.51 billion in 2001 and 2000, respectively, were offset by market depreciation of variable annuities of $4.52 billion and $1.45 billion in 2001 and 2000, respectively. Sales of fixed annuities were $2.03 billion in 2001, up 207% from 2000. The decline in the equity markets fueled interest in fixed annuity sales across the industry. The Company has been able to generate sales growth in excess of industry rates due to a focus, beginning in the second half of 2000, on expanding the number of banks that sell the Company’s fixed products. Sales of variable annuities were $5.59 billion in 2001, down 16% from 2000. Variable annuity sales in 2000 were up 11% over 1999. Declining equity markets have reduced consumer demand for variable annuities. Sales of a proprietary variable annuity by Waddell & Reed Financial, Inc. of nearly $1.00 billion in 2001 provided growth in the brokerage channel, partially offsetting declines in the independent broker/dealer and financial institutions channels. According to The Variable Annuity Research & Data Service (VARDS), the Company was ranked 4th in total variable annuity sales in 2001 and 2000.
The decrease in return on average allocated capital in 2001 is primarily a result of lower earnings on individual variable annuities due to depressed equity markets and additional allocated capital to support growth in fixed annuities during 2001.
The decrease in pre-tax operating income to average account balances in 2001 and 2000 is primarily a result of lower interest spreads on average general account reserves and the Company not being able to reduce its operating expenses as quickly and in proportion to the decrease in policy charges due to declining equity markets in 2001. In 2000, additional DAC amortization as a result of increased surrender activity decreased pre-tax operating income to average account balances.

Institutional Products
The Institutional Products segment is comprised of the Company’s private and public sector group retirement plans and medium-term note program. The private sector includes the 401(k) business generated through fixed and variable annuities, Nationwide Trust Company, FSB and The 401(k) Company. The public sector includes the IRC Section 457 business in the form of fixed and variable annuities as well as administration-only business.
Sales results do not include business generated through the Company’s medium-term note program, large case pension plan acquisitions and Nationwide employee and agent benefit plans, however the income statement data does reflect this business.

[30]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table summarizes certain selected financial data for the Company’s Institutional Products segment for the years indicated.

(in millions)	2001	2000	1999

Income Statement Data
Revenues:
Policy charges	$206.0	$251.6	$211.9
Net investment income	847.8	828.8	771.9
Other	68.3	70.5	58.3

	1,122.1	1,150.9	1,042.1

Benefits and expenses:
Interest credited to policyholder account balances	627.8	628.8	580.9
Other operating expenses	288.6	297.5	259.7

	916.4	926.3	840.6

Operating income before federal income tax expense	$205.7	$224.6	$201.5

Other Data
Sales:
Private sector pension plans	$4,363.1	$4,820.7	$4,101.0
Public sector pension plans	2,622.6	2,571.5	2,544.6

Total institutional products sales	$6,985.7	$7,392.2	$6,645.6

Average account balances:
Separate account	$23,149.9	$27,806.7	$22,350.3
General account	11,528.3	10,521.2	10,147.7
Administration-only	14,256.0	10,084.1	8,923.7

Total average account balances	$48,934.2	$48,412.0	$41,421.7

Account balances as of year end:
Private sector pension plans	$21,213.0	$21,161.4	$22,099.1
Public sector pension plans	26,076.2	24,364.9	25,648.1
Funding agreements backing medium-term notes	3,128.1	1,627.7	574.5

Total account balances	$50,417.3	$47,154.0	$48,321.7

Return on average allocated capital	20.6%	23.6%	22.7%
Pre-tax operating income to average account balances	0.42%	0.46%	0.49%

Pre-tax operating income totaled $205.7 million in 2001, down 8% compared to 2000 pre-tax operating income of $224.6 million, which was up 11% from 1999. Declining equity markets throughout 2001 drove average separate account balances, policy charges and earnings lower. In addition, an intensively competitive environment in the public sector market and a shift in product mix to more administration-only cases have reduced revenues and earnings. Growth in the medium-term note program partially offset the declines in the pension businesses. Results for 2000 benefited from growth in average account balances due to net flows and market appreciation.

[31]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Asset fees declined 20% to $176.8 million in 2001 compared to $220.2 million in 2000 and totaled $190.3 million in 1999. The decline was driven by a 17% decrease in average separate account assets in 2001 compared to an increase of 24% in 2000. Other policy charges are down in 2001 as a result of additional administration fees in 2000 from case terminations.
Institutional Products segment results reflect an increase in interest spread income attributable to growth in average general account balances from the Company’s medium-term note program. Interest spread is net investment income less interest credited to policyholder account balances. Interest spreads vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.
The following table depicts the interest spread on average general account reserves in the Institutional Products segment for each of the last three years.

	2001	2000	1999

Net investment income	7.35%	7.88%	7.60%
Interest credited	5.44	5.98	5.72

Interest spread	1.91%	1.90%	1.88%

Interest spread on average general account reserves remained flat in 2001 compared to 2000 and 1999. Declining interest rates in 2001 resulted in a significant increase in mortgage loan and bond prepayment income, which added 13 basis points to the 2001 interest spread, compared to 4 basis points and 8 basis points, in 2000 and 1999, respectively. The additional prepayment income offset the impact on spreads of higher than anticipated cash balances at times throughout 2001 and yields declining on new investments more quickly than crediting rates could be adjusted.
The Company is able to mitigate the effects of changes in investment yields by periodically resetting the rates credited on fixed features sold through group annuity contracts. Fixed annuity policy reserves in the Institutional Products segment as of December 31, 2001, included $6.56 billion in contracts where the guaranteed interest rate is reestablished each quarter and $922.2 million in contracts that adjust the crediting rate periodically with portions resetting in each calendar quarter. In this segment, the Company also has $1.50 billion of fixed option of variable annuity policy reserves that generally call for the crediting rate to be reset annually on January 1. The remaining $3.13 billion of fixed annuity policy reserves relate to funding agreements issued in conjunction with the Company’s medium-term note program where the crediting rate is either fixed for the term of the contract or variable, based on an underlying index.
Other operating expenses in 2001 decreased 3% compared to a 15% increase in 2000. The decrease in 2001 reflects the Company’s commitment to aggressively manage expenses in response to declining revenues and lower sales as a result of declining and volatile equity markets and a slowing economy throughout the year. Higher operating expenses in 2000 reflect the significant technology investments made as part of the new business model in the public sector business.
Account balances ended 2001 at $50.42 billion, up $3.26 billion from $47.15 billion at the end of 2000, and compared to $48.32 billion at the end of 1999. The addition of the California Savings Plus Program in January 2001 added $4.77 billion in administration-only assets. Offsetting this addition was market depreciation on variable assets and large case terminations in both 2000 and 1999. The large case terminations were primarily fixed and variable annuity cases where the Company generally earns higher revenues and earnings than from administration-only cases. The Company’s medium-term note program posted a record year with $1.48 billion in new issues and ended 2001 with $3.13 billion in account balances. Private sector sales were down in 2001 reflecting

[32]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

lower sales due to decreases in the average takeover case size reflecting the depressed equity markets and an 11% decline in the number of new plans sold in light of the economic slow down. Sales of public sector pension plans are flat compared to prior years and reflect the impact of earlier case terminations, offset by the addition of the California Savings Plus Program described above.
The decrease in return on average allocated capital in 2001 is primarily a result of lower earnings on variable annuities due to depressed equity markets and additional allocated capital to support growth in the medium-term note program.
The decreases in pre-tax operating income to average account balances, which reached 0.42% in 2001, compared to 0.46% in 2000 and to 0.49% in 1999, are primarily driven by changes in the mix of products including growth in administration-only products which generally provide less revenue and earnings than group annuity contracts and lower revenues and earnings from existing public sector pension contracts due to the intensively competitive environment in the public sector market.

Life Insurance
The Life Insurance segment consists of investment life products, including both individual variable life and COLI products, traditional life insurance products, universal life insurance and the Company’s investment in TBG Financial, a leading COLI producer. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

[33]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table summarizes certain selected financial data for the Company’s Life Insurance segment for the years indicated.

(in millions)	2001	2000	1999

Income Statement Data
Revenues:
Policy charges	$316.2	$266.6	$199.0
Net investment income	323.3	289.2	253.1
Other	195.3	195.5	195.9

	834.8	751.3	648.0

Benefits	431.1	389.3	359.5
Operating expenses	214.0	200.9	165.8

	645.1	590.2	525.3

Operating income before federal income tax expense	$189.7	$161.1	$122.7

Other Data
Sales:
The BEST of AMERICA variable life series	$552.4	$573.4	$425.9
Corporate-owned life insurance	742.3	711.4	409.2
Traditional/Universal life insurance	245.9	245.4	260.8

Total life insurance sales	$1,540.6	$1,530.2	$1,095.9

Policy reserves as of year end:
Individual investment life insurance	$2,203.7	$2,092.0	$1,832.3
Corporate investment life insurance	3,236.8	2,552.3	1,498.6
Traditional life insurance	1,873.4	1,813.0	1,787.0
Universal life insurance	785.3	768.2	795.9

Total policy reserves	$8,099.2	$7,225.5	$5,913.8

Life insurance in-force as of year end:
Individual investment life insurance	$30,641.0	$26,781.5	$21,596.1
Corporate investment life insurance	7,727.6	6,143.9	4,088.4
Traditional life insurance	24,276.7	23,441.5	24,419.1
Universal life insurance	7,806.3	8,023.1	8,460.1

Total insurance in-force	$70,451.6	$64,390.0	$58,563.7

Return on average allocated capital	11.6%	12.1%	11.1%

Life Insurance segment results reflect increased revenues driven by growth in investment life insurance in-force. Life Insurance segment earnings in 2001 increased 18% to $189.7 million, up from $161.1 million a year ago and $122.7 million in 1999. The increase in Life Insurance segment earnings is attributable to revenue growth generated from new sales and high persistency of both individual and corporate investment life insurance products.
Policy charges increased 19% to $316.2 million in 2001, following a 34% increase to $266.6 million in 2000. Cost of insurance charges, which are assessed on the

[34]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

amount of insurance in-force in excess of the related policyholder account value, increased 29% and 34% in 2001 and 2000, respectively, and reflect growth in insurance in-force and policy reserves from high persistency of in-force contracts and new sales. Administrative fees were flat in 2001 compared to 2000, after increasing 35% in 2000, and reflect lower first year sales growth in 2001.
Net investment income increased in both 2001 and 2000 as a result of growth in general account corporate-owned life insurance in-force.
While 2001 mortality experience was higher than 2000, the Company’s mortality experience continues to be favorable relative to pricing assumptions. The favorable experience has allowed the Company to renegotiate and lower certain reinsurance premiums.
Operating expenses were $214.0 million in 2001, up 7% from 2000. Operating expenses for 2000 were $200.9 million, a 21% increase over 1999. Although expenses did increase marginally in 2001 compared to 2000, the increase was significantly less than the increase in segment revenues, reflecting the operational efficiencies and scale advantage being developed in the investment life operation. Technology and process improvement investments intended to streamline and improve the underwriting and policy-issue process made in 2000 are helping to develop these efficiencies.
Total life insurance sales in 2001 of $1.54 billion were essentially flat compared to $1.53 billion during 2000 and were $1.10 billion in 1999. Individual variable universal life sales have been adversely impacted by the phase out of the estate tax, uncertainty surrounding the taxation of split dollar plans, and the volatile stock market. Sales of new COLI cases were down given the depressed economic conditions where corporations are not forming new executive benefit plans and existing plans are being funded at lower levels. According to the Tillinghast-Towers Perrin Value Variable Life Survey, the Company ranked 6th in variable life sales in 2001, up from 7th in 2000.

Asset Management
The Asset Management segment consists of the Company’s investment advisor subsidiary, Gartmore Global Investments Inc., formerly Villanova Capital, Inc., and beginning in 2001, results from the Company’s structured products initiatives.

[35]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table summarizes certain selected financial data for the Company’s Asset Management segment for the years indicated.

(in millions)	2001	2000	1999

Income Statement Data
Revenues:
Total fee income	$108.8	$105.8	$100.6
Other	16.2	13.6	8.0

	125.0	119.4	108.6
Operating expenses	112.3	114.9	85.7

Operating income before federal income tax expense	$12.7	$4.5	$22.9

Other Data
Return on average allocated capital	8.2%	4.1%	52.3%
Pre-tax operating income to average assets under management	0.05%	0.02%	0.11%
Net flows	$1,624.1	$(98.0)	$1,753.5
Assets under management as of year end:
Mutual funds[1]	$12,545.6	$12,815.7	$12,830.0
Insurance funds	11,801.9	10,137.7	10,036.7

Total assets under management	$24,347.5	$22,953.4	$22,866.7

[1]	These assets are not reflected on the Company’s consolidated balance sheet.

Pre-tax operating income for the Asset Management segment was $12.7 million in 2001 compared to $4.5 million in 2000 and $22.9 million in 1999. Growth in operating revenues, driven by asset growth from net flows into equity and money market funds and lower expenses boosted earnings for the year. Revenues increased 5% to $125.0 million in 2001 compared to $119.4 million a year ago. In 2000, revenues grew 10% from $108.6 million in 1999. Revenue growth reflects an increase in assets under management combined with a mid-year 1999 increase in fees charged on certain products. Earnings were impacted by continued investments to expand the product portfolio and the retail and institutional distribution capabilities. Operating expenses increased $29.2 million in 2000 as the Company added six new managers to the investment team, enhanced its research capabilities and implemented a rigorous review process to ensure that funds adhere to their mandates. Additional strategic investments in several internet distribution and venture capital initiatives increased operating expenses by $7.1 million, $6.5 million, and $1.0 million in 2001, 2000, and 1999, respectively. Expense reductions were implemented in 2001 in response to the declining and volatile equity markets.
In an effort to continue to leverage investment expertise, the Company’s structured products group structured and executed two transactions in 2001. In the first quarter, the Company structured and launched a $315 million collateralized bond obligation (CBO), generating $1.6 million of operating income for 2001. In the fourth quarter, the Company structured and launched its first commercial mortgage loan securitization, adding $1.9 million of operating income in 2001.

[36]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Corporate
The Corporate segment consists of net investment income not allocated to the four product segments, unallocated expenses, interest expense on debt and goodwill amortization.
The following table summarizes certain selected financial data for the Company’s Corporate segment for the years indicated.

(in millions)	2001	2000	1999

Income Statement Data
Operating revenues	$23.2	$60.7	$45.1
Operating expenses	68.0	78.4	62.8

Operating loss before federal income tax expense[1]	$(44.8)	$(17.7)	$(17.7)

[1]	Excludes net realized gains and losses on investments, hedging instruments and hedged items.

The decline in revenues reflects a decrease in net investment income on real estate investments, passive losses from affordable housing partnership investments, lower investment yields from declining interest rates and fewer investments retained in the Corporate segment as more capital and the related investment earnings are allocated to the product segments to support growth. Operating expenses include interest expense on debt and capital and preferred securities, which totaled $54.9 million, $48.5 million and $47.2 million in 2001, 2000 and 1999, respectively.
In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items in the Corporate segment. The Company realized net investment gains of $66.9 million, including $44.4 million from the related party transaction discussed below, from the sale of investments and net losses on other-than-temporary impairments on securities available-for-sale of $92.8 million, including $25.9 million on fixed maturity securities issued by Enron and affiliated entities, during 2001. This compares to realized net investment losses of $14.4 million from the sale of investments and net losses on other-than-temporary impairments on securities available-for-sale of $10.5 million during 2000 and realized net investment losses of $18.5 million from the sale of investments and net gains on other-than-temporary impairments on securities available-for-sale of $7.5 million during 1999. During 2001, the Company entered into a transaction with NMIC, whereby it sold 78% of its interest in a limited partnership (representing 49% of the limited partnership) to NMIC for $158.9 million. As a result of this sale, the Company recorded a realized gain of $44.4 million.
In addition, the Company realized an after tax loss of $4.8 million related to the adoption of FAS 133 in first quarter 2001 and an after tax loss of $2.3 million related to the adoption of EITF 99-20 in second quarter 2001.

Related Party Transactions

As previously discussed, during 2001, the Company entered into a transaction with NMIC, whereby it sold 78% of its interest in a limited partnership (representing 49% of the limited partnership) to NMIC for $158.9 million. As a result of this sale, the Company recorded a realized gain of $44.4 million, and related tax expense of $15.5 million. The sale price, which was paid in cash, represented the fair value of the limited partnership interest and was based on a valuation of the limited partnership and its underlying investments. The valuation was completed by qualified management of the limited partnership and utilized a combination of internal and independent valuations of the underlying investments of the limited partnership. Additionally, senior financial officers and the Boards of Directors of the Company and NMIC separately reviewed and approved the valuation prior to the execution of this transaction. The Company continues to hold an economic and voting interest in the

[37]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

limited partnership of approximately 14%, with NMIC holding the remaining interests.
The Company has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $4.96 billion and $5.15 billion as of December 31, 2001 and 2000, respectively. Total revenues from these contracts were $154.0 million, $160.2 million and $150.9 million for the years ended December 31, 2001, 2000 and 1999, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances were $118.4 million, $131.9 million and $112.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The terms of these contracts are consistent in all material respects with what the Company offers to unaffiliated parties.
The Company files a consolidated federal tax return with NMIC, as described in note 2(i) to the consolidated financial statements included in the F pages of this report. Total payments (from) to NMIC were $(48.7) million, $64.5 million and $2.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.
During second quarter 1999, NLIC entered into a modified coinsurance arrangement to reinsure the 1999 operating results of an affiliated company, Employers Life Insurance Company of Wausau (ELOW) retroactive to January 1, 1999. In September 1999, NFS acquired ELOW for $120.8 million and immediately merged ELOW into NLIC terminating the modified coinsurance arrangement. During September 1999, NFS also acquired Pension Associates (PA), an affiliated pension plan administrator for $3.4 million. Because ELOW and PA were affiliates, the Company accounted for the purchases similar to poolings-of- interests; however, prior period financial statements were not restated due to immateriality. The combined net assets of the acquired companies exceeded the purchase price by $17.0 million, which is reflected as a direct credit to shareholders’ equity.
NLIC has a reinsurance agreement with NMIC whereby all of NLIC’s accident and health business is ceded to NMIC on a modified coinsurance basis. The agreement covers individual accident and health business for all periods presented and group and franchise accident and health business since July 1, 1999. Either party may terminate the agreement on January 1 of any year with prior notice. Prior to July 1, 1999 group and franchise accident and health business and a block of group life insurance policies were ceded to ELOW under a modified coinsurance agreement. Under a modified coinsurance agreement, invested assets are retained by the ceding company and investment earnings are paid to the reinsurer. Under the terms of NLIC’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. Risk of asset default is retained by NLIC, although a fee is paid to NLIC for the retention of such risk. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC and ELOW for the years ended December 31, 2001, 2000 and 1999 were $200.7 million, $170.1 million and $193.0 million, respectively, while benefits, claims and expenses ceded were $208.5 million, $168.0 million and $197.3 million, respectively.
Pursuant to a cost sharing agreement among NMIC and certain of its direct and indirect subsidiaries, including the Company, NMIC provides certain operational and administrative services, such as investment management, advertising, personnel and general management services, to those subsidiaries. Expenses covered by such agreement are subject to allocation among NMIC and such subsidiaries. Measures used to allocate expenses among companies include individual employee estimates of time

[38]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

spent, special cost studies, salary expense, commission expense and other methods agreed to by the participating companies that are within industry guidelines and practices. In addition, Nationwide Services Company, a subsidiary of NMIC, provides computer, telephone, mail, employee benefits administration, and other services to NMIC and certain of its direct and indirect subsidiaries, including the Company, based on specified rates for units of service consumed. For the years ended December 31, 2001, 2000 and 1999, the Company made payments to NMIC and Nationwide Services Company totaling $145.6 million, $156.6 million and $132.3 million, respectively. The Company does not believe that expenses recognized under these agreements are materially different than expenses that would have been recognized had the Company operated on a stand-alone basis.
Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that is paid to Nationwide agents. These costs cover product development and promotion, sales literature, rent and similar items. Payments under this agreement totaled $26.4 million, $31.4 million and $34.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.
The Company leases office space from NMIC and certain of its subsidiaries. For the years ended December 31, 2001, 2000 and 1999, the Company made lease payments to NMIC and its subsidiaries of $18.7 million, $14.3 million and $11.4 million, respectively.
The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus a price differential. During 2001, the most the Company had outstanding at any given time was $368.5 million and the Company incurred interest expense on intercompany repurchase agreements of $0.2 million for 2001. Transactions under the agreements during 2000 and 1999 were not material. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.
The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC were $85.6 million and $436.5 million as of December 31, 2001 and 2000, respectively, and are included in short-term investments on the accompanying consolidated balance sheets.

[39]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Capital Resources

Liquidity and capital resources demonstrate the overall financial strength of the Company and its ability to generate strong cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. The Company’s capital structure consists of long-term debt, capital and preferred securities of subsidiary trusts and equity, summarized in the following table.

	December 31,

(in millions)	2001	2000	1999

Long-term debt	$597.0	$298.4	$298.4
Capital and preferred securities of subsidiary trusts	300.0	300.0	300.0

Total long-term debt and capital and preferred securities	897.0	598.4	598.4

Shareholders’ equity, excluding accumulated other comprehensive income (loss)	3,240.8	2,883.0	2,502.6
Accumulated other comprehensive income (loss)	202.5	114.5	(15.5)

Total shareholders’ equity	3,443.3	2,997.5	2,487.1

Total capital	$4,340.3	$3,595.9	$3,085.5

The senior notes are not subject to any sinking fund payments. The terms of the senior notes contain various restrictive covenants including limitations on the disposition of subsidiaries. As of December 31, 2001, the Company was in compliance with all such covenants. The $300.0 million principal of 8.00% senior notes are redeemable in whole or in part, at the option of NFS, at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The $300.0 million principal of 6.25% senior notes are not redeemable prior to their maturity date. The Company made interest payments of $24.0 million in 2001, 2000 and 1999 on the senior notes.
The capital and preferred securities of subsidiary trusts include $100.0 million of capital securities that are due March 1, 2037 and pay a distribution rate of 7.899% and $200.0 million of preferred securities of subsidiary trusts that are due October 31, 2028 and pay a distribution rate of 7.10%. There are no sinking fund requirements related to the capital and preferred securities of subsidiary trusts.
NFS is a holding company whose principal asset is the common stock of NLIC. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments, and dividends from NLIC and other subsidiaries.
State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The ability of NLIC to pay dividends is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. State of Ohio insurance laws require life insurance companies to seek prior regulatory approval to pay a dividend if the fair market value of the dividend, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory-basis policyholders’ surplus as of December 31, 2001 was $1.76 billion and statutory-basis net income for 2001 was $83.1 million. Total dividends paid in the twelve months preceding December 31, 2001 were $35.0 million. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on

[40]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

NLIC’s participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders. NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses, and principal in the future.
Also available as a source of funds to the Company is a $1 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and NLIC maintain statutory surplus in excess of $935 million. The Company had no amounts outstanding under this agreement as of December 31, 2001. NLIC also has a $300 million commercial paper program that is backed by the credit facility described above. Therefore borrowing capacity under this facility is reduced by any amounts outstanding under the commercial paper program, which totaled $100.0 million as of December 31, 2001.
A primary liquidity concern with respect to annuity and life insurance products is the risk of early policyholder withdrawal. The Company mitigates this risk by offering variable products where the investment risk is transferred to the policyholder, charging surrender fees at the time of withdrawal for certain products, applying a market value adjustment to withdrawals for certain products in the Company’s general account, and monitoring and matching anticipated cash inflows and outflows.
For individual annuity products ($40.60 billion of reserves as of December 31, 2001) the surrender charge is generally calculated as a percentage of the deposits made and is assessed at declining rates during the first seven years after a deposit is made.
For group annuity products ($26.47 billion of reserves as of December 31, 2001), the surrender charge amounts and periods can vary significantly, depending on the terms of each contract and the compensation structure for the producer. Generally, surrender charge percentages for group products are less than individual products because the Company incurs lower expenses at contract origination for group products. In addition, over ninety percent of the general account group annuity reserves are subject to a market value adjustment at withdrawal.
Life insurance policies, while subject to withdrawal, are less susceptible to withdrawal than annuity products because policyholders generally must undergo a new underwriting process and may incur a surrender fee in order to obtain a new insurance policy.
The short-term and long-term liquidity requirements of the Company are monitored regularly to match cash inflows with cash requirements. The Company periodically reviews its short-term and long-term projected sources and uses of funds and the asset/liability, investment and cash flow assumptions underlying these projections. Adjustments are made periodically with respect to the Company’s investment policies to reflect changes in the Company’s short-term and long-term cash needs and changing business and economic conditions.
Given the Company’s historic cash flow and current financial results, management of the Company believes that the cash flow from the operating activities of the Company over the next year will provide sufficient liquidity for the operations of the Company, as well as provide sufficient funds to enable the Company to make dividend and interest payments.
On August 8, 2001, NFS announced the signing of an agreement and plan of merger, whereby through a sponsored demutualization, it will acquire Provident for $1.555 billion to be paid in a combination of NFS stock, policy credits and cash. The closing of the transaction is subject to various regulatory, NFS shareholder and Provident policyholder approvals. Up to 10% of the total consideration may be paid from capital and surplus of

[41]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Provident. At least 80% of the total consideration to be paid by NFS must be in the form of NFS stock. The Company anticipates that the cash portion of the consideration will be paid from existing cash and investments, funded through borrowings from third-parties or funded through a debt offering in the capital markets.

Off-Balance Sheet Transactions

Under the medium-term note program, the Company issues funding agreements, which are insurance obligations, to an unrelated third party trust to secure notes issued to investors by the trust. The funding agreements are recorded as a component of future policy benefits and claims on the Company’s consolidated balance sheets. Because the Company has no ownership interest in, or control over, the third party trust that issues the notes, the Company does not include the trust in its consolidated financial statements and therefore, such notes are not reflected in the consolidated financial statements of the Company. As the notes issued by the trust have a secured interest in the funding agreement issued by the Company, Moody’s and S&P assign the same ratings to the notes as the insurance financial strength of the Company.

Investments
General
The Company’s assets are divided between separate account and general account assets. As of December 31, 2001, $59.65 billion (65%) of the Company’s total assets were held in separate accounts and $32.31 billion (35%) were held in the Company’s general account, including $27.81 billion of general account investments.
Separate account assets consist primarily of deposits from the Company’s variable annuity business. Most separate account assets are invested in various mutual funds. All of the investment risk in the Company’s separate account assets is borne by the Company’s customers, with the exception of $1.39 billion of policy reserves as of December 31, 2001 ($1.12 billion as of December 31, 2000) for which the Company bears the investment risk. In addition to the information presented herein, see note 3 to the consolidated financial statements for further information regarding the Company’s investments.
The following table summarizes the Company’s consolidated general account investments by asset category.

	December 31, 2001		December 31, 2000

($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total

Fixed maturity securities	$18,548.3	66.7	$15,497.2	66.3
Mortgage loans on real estate, net	7,113.1	25.6	6,168.3	26.4
Policy loans	592.7	2.1	562.6	2.4
Real estate, net	172.0	0.6	310.7	1.3
Equity securities	150.5	0.6	150.2	0.6
Other long-term investments	125.0	0.4	111.8	0.5
Short-term investments	1,112.8	4.0	558.4	2.5

Total	$27,814.4	100.0	$23,359.2	100.0

[42]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Fixed Maturity Securities
The following table summarizes the composition of the Company’s general account fixed maturity securities by category.

	December 31, 2001		December 31, 2000

($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total

U.S. government/agencies	$289.6	1.6	$314.5	2.0
Foreign governments	44.4	0.3	95.6	0.6
State and political subdivisions	7.9	—	8.8	0.1
Corporate:
Public	6,188.6	33.4	5,460.8	35.2
Private	6,033.4	32.5	4,442.3	28.7
Mortgage-backed securities – U.S. Government backed	2,082.1	11.2	2,766.9	17.9
Asset-backed securities	3,902.3	21.0	2,408.3	15.5

Total	$18,548.3	100.0	$15,497.2	100.0

The average duration and average maturity of the Company’s general account fixed maturity securities as of December 31, 2001 were approximately 4.31 and 5.15 years, respectively. The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates. In addition, the Company may also be likely to experience investment losses to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate environments.
The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company’s general account fixed maturity securities, 95% were in the highest two NAIC Designations as of December 31, 2001.

[43]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio.

($ in millions)		December 31, 2001		December 31, 2000

NAIC Designation[1]	Rating Agency Equivalent Designation[2]	Carrying Value	% of Total	Carrying Value	% of Total

1	Aaa/Aa/A	$11,061.5	59.6	$9,537.4	61.5
2	Baa	6,607.4	35.6	5,397.1	34.8
3	Ba	659.1	3.6	402.7	2.6
4	B	127.3	0.7	121.3	0.8
5	Caa and lower	33.8	0.2	33.9	0.3
6	In or near default	59.2	0.3	4.8	—

	Total	$18,548.3	100.0	$15,497.2	100.0

[1]
NAIC Designations are  assigned no less frequently than annually. Some designations for securities shown have been assigned to securities not yet assigned an NAIC Designation in a manner approximating equivalent public rating categories.

[2]	Comparison’s between NAIC and Moody’s designations are published by the NAIC. In the event no Moody’s rating is available, the Company has assigned internal ratings corresponding to the public rating.

The Company’s general account mortgage-backed security (MBS) investments include residential MBSs and multi-family mortgage pass-through certificates. As of December 31, 2001, MBSs were $2.08 billion (11%) of the carrying value of the general account fixed maturity securities available-for-sale, all of which were guaranteed by the U.S. Government or an agency of the U.S. Government.
The Company believes that general account MBS investments add diversification, liquidity, credit quality and additional yield to its general account fixed maturity securities portfolio. The objective of the Company’s general account MBS investments is to provide reasonable cash flow stability and increased yield. General account MBS investments include collateralized mortgage obligations (CMOs), Real Estate Mortgage Investment Conduits (REMICs) and mortgage-backed pass-through securities. The Company’s general account MBS investments do not include interest-only securities or principal-only securities or other MBSs, which may exhibit extreme market volatility.
Prepayment risk is an inherent risk of holding MBSs. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs. As of December 31, 2001, $800.9 million (or 39%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO/REMIC security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class.

[44]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table sets forth the distribution by investment type of the Company’s general account MBS portfolio as of the dates indicated.

	December 31, 2001		December 31, 2000

($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total

Planned Amortization Class	$800.9	38.5	$1,573.6	56.9
Very Accurately Defined Maturity	360.2	17.3	355.7	12.9
Sequential	135.9	6.5	122.7	4.4
Targeted Amortization Class	117.0	5.6	99.8	3.6
Accrual	115.5	5.5	68.5	2.4
Scheduled	94.0	4.5	105.1	3.8
Multi-family Mortgage Pass-through Certificates	63.4	3.1	270.1	9.8
Other	395.2	19.0	171.4	6.2

Total	$2,082.1	100.0	$2,766.9	100.0

The Company’s general account asset-backed security (ABS) investments include home equity/improvement ABSs and equipment lease ABSs, among others. As of December 31, 2001, ABSs were $3.90 billion (21%) of the carrying value of the general account fixed maturity securities available-for-sale.
The Company believes that general account ABS investments add diversification, liquidity, credit quality and additional yield to its general account fixed maturity securities portfolio. The objective of the Company’s general account ABS investments is to provide reasonable cash flow stability and increased yield. The Company’s general account ABS investments do not include interest-only securities or principal-only securities or other ABSs, which may exhibit extreme market volatility.
The following table sets forth the distribution by investment type of the Company’s general account ABS portfolio.

	December 31, 2001		December 31, 2000

($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total

Home Equity/Improvement	$1,314.2	33.7	$592.5	24.6
CBO/CLO	619.7	15.9	258.7	10.7
Credit Tenant/Card Backed	363.8	9.3	169.6	7.0
Manufactured Housing Backed	247.6	6.3	251.5	10.5
Equity Trust Certificates/Enhanced Equity Trust Certificates	202.7	5.2	—	—
Auto Loan Backed	186.2	4.8	190.0	7.9
Pass Through Certificate	181.6	4.7	28.8	1.2
Franchise/Business Loan	160.0	4.1	148.5	6.2
Miscellaneous Asset Backed	149.5	3.8	400.1	16.6
Equipment Leases	136.1	3.5	321.9	13.4
All Other	340.9	8.7	46.7	1.9

Total	$3,902.3	100.0	$2,408.3	100.0

[45]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company invests in private fixed maturity securities because of the (i) generally higher nominal yield available compared to comparably rated public fixed maturity securities, (ii) more restrictive financial and business covenants available in private fixed maturity security loan agreements and (iii) stronger prepayment protection. Although private fixed maturity securities are not registered with the Securities and Exchange Commission and generally are less liquid than public fixed maturity securities, restrictive financial and business covenants included in private fixed maturity security loan agreements generally are designed to compensate for the impact of increased liquidity risk. A significant majority of the private fixed maturity securities that the Company holds are participations in issues that are also owned by other investors. In addition, some of the private fixed maturity securities are rated by nationally recognized rating agencies and substantially all have been assigned a rating designation by the NAIC.

Mortgage Loans
As of December 31, 2001, general account mortgage loans were $7.11 billion (26%) of the carrying value of consolidated general account invested assets. As of such date, commercial mortgage loans constituted substantially all of total general account mortgage loans. Commitments to fund mortgage loans of $344.0 million extending into 2002 were outstanding as of December 31, 2001.
The summary below depicts loans by carrying value as of December 31, 2001:

(in millions)	Office	Warehouse	Retail	Apartment & other	Total

New England	$262.2	$20.1	$154.1	$4.8	$441.2
Middle Atlantic	232.3	217.5	247.2	128.9	825.9
East North Central	164.8	179.9	564.0	361.6	1,270.3
West North Central	156.2	19.9	61.6	119.6	357.3
South Atlantic	226.4	169.9	489.3	570.0	1,455.6
East South Central	47.7	59.1	109.4	119.1	335.3
West South Central	287.8	123.5	155.7	150.3	717.3
Mountain	106.7	50.1	90.9	218.7	466.4
Pacific	231.1	387.6	515.2	121.6	1,255.5

	$1,715.2	$1,227.6	$2,387.4	$1,794.6	7,124.8

Less valuation allowances and unamortized discount					(35.6)
Plus mortgage loan hedges and commitment hedges					23.9

Total mortgage loans on real estate, net					$7,113.1

As of December 31, 2001, the Company’s largest exposure to any single borrowing group was $113.2 million (1.59%) of the Company’s general account mortgage loan portfolio.
As of December 31, 2001, 0.42% of the Company’s mortgage loans were classified as delinquent, including loans in foreclosure, compared to 0.16% a year ago. Foreclosed and restructured loans totaled only 0.36% and 0.59% of the Company’s mortgage loans for the years ended December 31, 2001 and 2000, respectively.

[46]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

ITEM 7A    Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Financial Instruments

The Company is subject to potential fluctuations in earnings and the fair value of certain of its assets and liabilities, as well as variations in expected cash flows due to changes in market interest rates and equity prices. The following discussion focuses on specific exposures the Company has to interest rate and equity price risk and describes strategies used to manage these risks. The discussion is limited to financial instruments subject to market risks and is not intended to be a complete discussion of all of the risks the Company is exposed to.

Interest Rate Risk

Fluctuations in interest rates can potentially impact the Company’s earnings, cash flows and the fair value of its assets and liabilities. Generally, in a declining interest rate environment, the Company may be required to reinvest the proceeds from matured and prepaid investments at rates lower than the overall yield of the portfolio, which could reduce interest spread income. In addition, minimum guaranteed crediting rates (typically 3.0% or 3.5%) on certain annuity contracts could result in a reduction of the Company’s interest spread income in the event of a significant and prolonged decline in interest rates from market rates at the end of 2001. The average crediting rate of fixed annuity products during 2001 was 5.75% and 5.44% for the Individual Annuity and Institutional Products segments, respectively, well in excess of the guaranteed rates. The Company mitigates this risk by investing in assets with maturities and durations that match the expected characteristics of the liabilities and by investing in mortgage- and asset-backed securities with limited prepayment exposure.
Conversely, a rising interest rate environment could result in a reduction of interest spread income or an increase in policyholder surrenders. Existing general account investments supporting annuity liabilities have a weighted average maturity of approximately 5.38 years as of December 31, 2001 and therefore, the change in yield of the portfolio will lag changes in market interest rates. This lag is increased if the rate of prepayments of securities slows. To the extent the Company sets renewal rates based on current market rates, this will result in reduced interest spreads. Alternatively, if the Company sets renewal crediting rates while attempting to maintain a desired spread from the portfolio yield, the rates offered by the Company may be less than new money rates offered by competitors. This difference could result in an increase in surrender activity by policyholders. If the Company could not fund the surrenders with its cash flow from operations, the Company may be required to sell investments, which likely would have declined in value due to the increase in interest rates. The Company mitigates this risk by offering products that assess surrender charges or market value adjustments at the time of surrender, by investing in assets with maturities and durations that match the expected characteristics of the liabilities, and by investing in mortgage- and asset-backed securities with limited prepayment exposure.

Asset/Liability Management Strategies to Manage Interest Rate Risk

The Company employs an asset/liability management approach tailored to the specific requirements of each of its products. Each product line has an investment strategy based on its specific characteristics. The strategy establishes asset maturity and duration, quality and other guidelines. For fixed maturity securities and mortgages, the weighted-average maturity is based on repayments, which are scheduled to occur under the terms of the asset. For mortgage- and asset-backed securities, repayments are determined using the current rate of repayment of the underlying mortgages or assets and the terms of the securities.

[47]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

For individual immediate annuities having future benefits which cannot be changed at the option of the policyholder, the underlying assets are managed in a separate pool. The duration of assets and liabilities in this pool are kept as close together as possible. For assets, the repayment cash flows, plus anticipated coupon payments, are used in calculating asset duration. Future benefits and expenses are used for liabilities. As of December 31, 2001, the average duration of assets in this pool was 7.56 years and the average duration of the liabilities was 7.50 years. Individual immediate annuity policy reserves on this business were $1.59 billion as of December 31, 2001.
Because the timing of the payment of future benefits on the majority of the Company’s business can be changed by the policyholder, the Company employs cash flow testing techniques in its asset/liability management process. In addition, each year the Company’s annuity and insurance business is analyzed to determine the adequacy of the reserves supporting such business. This analysis is accomplished by projecting the anticipated cash flows from such business and the assets required to support such business under a number of possible future interest rate scenarios. The first seven of these scenarios are required by state insurance regulation. Projections are also made using 11 additional scenarios, which involve more extreme fluctuations in future interest rates and equity markets. Finally, to get a statistical analysis of possible results and to minimize any bias in the 18 predetermined scenarios, additional projections are made using 50 randomly generated interest rate scenarios. For the Company’s 2001 cash flow testing process, interest rates for 90-day treasury bills ranged from 1.18% to 10.90% under the 18 predetermined scenarios and 0.78% to 21.03% under the 50 random scenarios. Interest rates for longer maturity treasury securities had comparable ranges. The values produced by each projection are used to determine future gains or losses from the Company’s annuity and insurance business, which, in turn, are used to quantify the adequacy of the Company’s reserves over the entire projection period. The results of the Company’s cash flow testing indicated that the Company’s reserves were adequate as of December 31, 2001.

Use of Derivatives to Manage Interest Rate Risk

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
Floating rate investments (commercial mortgage loans and corporate bonds) expose the Company to fluctuations in cash flow and investment income due to changes in interest rates. To manage this risk, the Company enters into receive fixed, pay variable over-the-counter interest

[48]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

rate swaps or long Eurodollar futures strips to convert the variable rate investments to a fixed rate.
In using interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments; thereby creating fixed rate assets.
The long Eurodollar futures change the variable rate cash flow exposure to fixed rate cash flows. With long Eurodollar futures, if interest rates rise (fall), the losses (gains) on the futures are used to reduce the variable rate income on the investments, thereby creating fixed rate investments.

Foreign Currency Risk Management

In conjunction with the Company’s medium-term note program, from time to time, the Company issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and interest rates. To manage these risks, the Company enters into cross-currency interest rate swaps to convert these liabilities to a variable U.S. dollar rate.
For a fixed rate liability, the cross-currency interest rate swap is structured to receive a fixed rate, in the foreign currency, and pay a variable U.S. dollar rate, generally 3-month libor. For a variable rate foreign liability, the cross-currency interest rate swap is structured to receive a variable rate, in the foreign currency, and pay a variable U.S. dollar rate, generally 3-month libor.
The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and interest rates. To manage this risk, the Company uses cross-currency interest rate swaps to convert these assets to variable U.S. dollar rate instruments. Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in the foreign currency, and receive a variable U.S. dollar rate, generally 3-month libor.
Cross-currency interest rate swaps in place against each foreign currency obligation or investment hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment.

[49]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Characteristics of Interest Rate Sensitive Financial Instruments

The following table provides information about the Company’s financial instruments as of December 31, 2001 that are sensitive to changes in interest rates. Insurance contracts that subject the Company to significant mortality risk, including life insurance contracts and life-contingent immediate annuities, do not meet the definition of a financial instrument and are not included in the table.

(in millions)	2002	2003	2004	2005	2006	There-after	Total	2001 Fair Value	2000 Fair Value

Assets
Fixed maturity securities:
Corporate bonds:
Principal	$1,592.8	$1,255.2	$1,343.4	$1,677.8	$1,821.0	$4,570.5	$12,260.7	$12,222.0	$9,903.1
Average interest rate	7.4%	6.9%	6.8%	7.2%	7.5%	7.6%	7.3%
Mortgage and other asset-backed securities:
Principal	$1,088.4	$838.7	$838.7	$707.6	$639.0	$1,970.9	$6,083.3	$5,984.4	$5,175.2
Average interest rate	7.4%	7.4%	6.9%	6.7%	6.6%	6.8%	7.0%
Other fixed maturity securities:
Principal	$20.4	$43.5	$52.0	$17.4	$29.9	$240.0	$403.2	$341.9	$418.9
Average interest rate	18.1%	7.6%	7.7%	6.1%	6.4%	7.6%	8.0%
Mortgage loans on real estate:
Principal	$382.0	$459.8	$515.9	$905.8	$751.0	$4,111.1	$7,125.6	$7,293.3	$6,327.8
Average interest rate	8.5%	7.5%	7.3%	6.9%	7.1%	7.6%	7.5%

Liabilities
Deferred fixed annuities:
Principal	$2,328.0	$2,121.0	$1,819.0	$1,585.0	$1,493.0	$10,083.1	$19,429.1	$18,371.1	$15,753.7
Average credited rate	5.2%	5.1%	4.9%	4.8%	4.6%	4.5%	4.7%
Immediate annuities:
Principal	$48.0	$43.0	$38.0	$33.0	$29.0	$205.0	$396.0	$308.0	$282.0
Average credited rate	7.1%	7.2%	7.2%	7.2%	7.2%	7.2%	7.2%
Short-term borrowings:
Principal	$100.0	$—	$—	$—	$—	$—	$100.0	$100.0	$118.7
Average interest rate	1.9%	—	—	—	—	—	1.9%
Long-term debt:
Principal	$—	$—	$—	$—	$—	$600.0	$600.0	$598.6	$283.1
Average interest rate	—	—	—	—	—	7.1%	7.1%
Capital and preferred securities of subsidiary trusts:
Principal	$—	$—	$—	$—	$—	$300.0	$300.0	$294.3	$288.1
Average interest rate	—	—	—	—	—	7.6%	7.6%

Derivative Financial Instruments
Interest rate swaps:
Pay fixed/receive variable
Notional value	$20.0	$91.8	$260.6	$364.1	$368.4	$871.0	$1,975.9	$(45.0)	$(21.3)
Weighted average pay rate	3.5%	6.0%	5.7%	6.1%	5.9%	6.0%	5.9%
Weighted average receive rate	2.6%	2.0%	2.2%	2.3%	2.1%	2.3%	2.2%
Pay variable/receive fixed
Notional value	$5.0	$28.1	$529.5	$426.7	$570.7	$835.9	$2,395.9	$(32.1)	$(32.1)
Weighted average pay rate	2.4%	2.2%	2.5%	2.6%	2.5%	2.5%	2.5%
Weighted average receive rate	7.0%	4.1%	4.0%	3.7%	4.3%	5.7%	4.6%
Pay variable/receive variable
Notional value	$7.5	$375.9	$98.1	$424.1	$102.6	$—	$1,008.2	$(20.4)	$5.2
Weighted average pay rate	5.0%	2.3%	2.6%	2.2%	2.4%	—	2.3%
Weighted average receive rate	3.6%	3.5%	3.9%	2.6%	3.9%	—	3.2%
Convertible asset swap
Notional value	$—	$65.9	$148.7	$19.8	$64.4	$—	$298.8	$27.6	$1.9
Weighted average receive rate	—	3.4%	3.7%	4.2%	3.2%	—	3.6%
Credit default swap
Notional value	$—	$10.0	$25.0	$48.0	$131.0	$—	$214.0	$(0.7)	$—
Weighted average receive rate	—	1.3%	2.1%	1.8%	1.1%	—	1.4%
Interest rate futures:
Long positions
Contract amount/notional	$34.0	$6.0	$4.0	$1.0	$—	$—	$45.0	$0.4	$0.3
Weighted average settlement price	92.8	92.5	92.3	92.3	—	—	92.7
Short positions
Contract amount/notional	$2,026.4	$1,363.0	$1,021.0	$663.0	$392.0	$509.0	$5,974.4	$(33.4)	$(16.3)
Weighted average settlement price	95.8	93.5	93.3	93.3	93.1	92.9	94.2

[50]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Additional information about the characteristics of the financial instruments and assumptions underlying the data presented in the table above are as follows:
Mortgage and asset-backed securities:    The maturity year is determined based on the terms of the securities and the current rate of prepayment of the underlying pools of mortgages or assets. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs and ABSs (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments—Fixed Maturity Securities”).
Other fixed maturity securities and mortgage loans on real estate:    The maturity year is determined based on the maturity date of the security or loan.
Deferred fixed annuities:    The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Included are group annuity contracts representing $8.98 billion of general account liabilities as of December 31, 2001, which are generally subject to market value adjustment upon surrender and which may also be subject to surrender charges. Of the total group annuity liabilities, $6.56 billion were in contracts where the crediting rate is reset quarterly, $922.2 million were in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter and $1.50 billion were in contracts where the crediting rate is reset annually on January 1. Fixed annuity policy reserves of $3.13 billion relate to funding agreements issued in conjunction with the Company’s medium-term note program where the crediting rate is either fixed for the term of the contract or variable, based on an underlying index. Also included in deferred fixed annuities are certain individual annuity contracts, which are also subject to surrender charges calculated as a percentage of the deposits made and assessed at declining rates during the first seven years after a deposit is made. As of December 31, 2001, individual annuity general account liabilities totaling $5.85 billion were in contracts where the crediting rate is reset periodically, with portions resetting in each calendar quarter and $373.0 million that reset annually. Individual fixed annuity policy reserves of $1.55 billion are in contracts that adjust the crediting rate every five years. The average crediting rate is calculated as the difference between the projected yield of the assets backing the liabilities and a targeted interest spread. However, for certain individual annuities the credited rate is also adjusted to partially reflect current new money rates.
Immediate annuities:    Included are non-life contingent contracts in payout status where the Company has guaranteed periodic, typically monthly, payments. The maturity year is based on the terms of the contract.
Short-term borrowings, long-term debt and capital and preferred securities of subsidiary trusts:    The maturity year is the stated maturity date of the obligation. While certain obligations are callable, either at a premium or with a make-whole provision, the Company currently has no plans to call the obligations prior to the stated maturity date.
Derivative financial instruments:    The maturity year is based on the terms of the related contracts. Interest rate swaps include cross-currency interest rate swaps that eliminate all foreign currency exposure the Company has with existing assets and liabilities. Cross-currency interest rate swaps in place against each foreign currency obligation hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment. Underlying details by currency have therefore been omitted. Variable swap rates and settlement prices reflect rates and prices in effect as of December 31, 2001.

[51]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Equity Market Risk

Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2001, 82% of separate account assets were invested in equity mutual funds. Gains and losses in the equity markets will result in corresponding increases and decreases in the Company’s separate account assets and the reported asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins, which may require the Company to accelerate the amortization of deferred policy acquisition costs.

Inflation

The rate of inflation did not have a material effect on the revenues or operating results of the Company during 2001, 2000 or 1999.
I TEM 8    Consolidated Financial Statements and Supplementary Data

The consolidated financial statements of Nationwide Financial Services, Inc. and Subsidiaries are indexed in Part IV, Item 14—Exhibits, Financial Statement Schedules and Reports on Form 8-K, and included in the F pages to this report.

I TEM 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

[52]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART III
ITE M 10    Directors and Executive Officers of the Registrant

The information set forth under the caption “Election of Directors” on pages 5 through 7 of the Company’s 2001 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

Name	Age	Position with the Company

W. G. Jurgensen	50	Chairman of the Board and Chief Executive Officer
Joseph J. Gasper	58	President and Chief Operating Officer
Galen R. Barnes	54	Executive Vice President
Richard D. Headley	53	Executive Vice President
Michael S. Helfer	56	Executive Vice President—Corporate Strategy
Donna A. James	44	Executive Vice President—Chief Administrative Officer
Michael C. Keller	42	Executive Vice President—Chief Information Officer
Robert A. Oakley	55	Executive Vice President—Chief Financial Officer
Robert J. Woodward, Jr.	60	Executive Vice President—Chief Investment Officer
John R. Cook, Jr.	58	Senior Vice President— Chief Communications Officer
David A. Diamond	46	Senior Vice President—Corporate Controller
Philip C. Gath	54	Senior Vice President—Chief Actuary—Nationwide Financial
Patricia R. Hatler	47	Senior Vice President—General Counsel and Secretary
Richard A. Karas	59	Senior Vice President—Sales—Financial Services
Gregory S. Lashutka	57	Senior Vice President—Corporate Relations
Brian W. Nocco	49	Senior Vice President and Assistant Treasurer
Mark D. Phelan	47	Senior Vice President—Technology and Operations
Mark R. Thresher	45	Senior Vice President—Finance (Chief Accounting Officer)
Susan A. Wolken	51	Senior Vice President—Product Management and Nationwide Financial Marketing
Business experience for each of the individuals listed in the above table is set forth below.
W. G. Jurgensen has been Chairman of the Board and Chief Executive Officer of the Company since January 2001, Chief Executive Officer from August 2000, Chief Executive Officer—Elect from May to August 2000 and a director of the Company since May 2000. He has also been Chief Executive Officer of Nationwide Mutual Insurance Company and Nationwide Life Insurance Company since August 2000, Chief Executive Officer—Elect from May to August 2000 and a director of Nationwide Mutual Insurance Company, Nationwide Mutual Fire Insurance Company and Nationwide Life Insurance Company since May 2000. He also serves as a director of several other Nationwide companies. Previously, he was Executive Vice President of Bank One Corporation from 1998 to 2000. Mr. Jurgensen was Executive Vice President of First Chicago NBD Corporation and Chairman of FCC National Bank from 1996 to 1998.
Joseph J. Gasper has been President and Chief Operating Officer of the Company since December 1996 and a Director of the company since November 1996. Mr.

[53]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Gasper has been President and Chief Operating Officer and Director of Nationwide Life Insurance Company since April 1996. He also serves as a director of several other Nationwide companies. Previously, he was Executive Vice President—Property and Casualty Operations of Nationwide Mutual Insurance Company and Nationwide Life Insurance Company from April 1995 to April 1996. He was Senior Vice President—Property and Casualty Operations of Nationwide Mutual Insurance Company and Nationwide Life Insurance Company from September 1993 to April 1995. Prior to that time, Mr. Gasper held various management positions with the Nationwide companies. Mr. Gasper has been with the Nationwide companies for 35 years.
Galen R. Barnes has been Executive Vice President of the Company since December 1996. Mr. Barnes has been Director, President and Chief Operating Officer of Nationwide Mutual Insurance Company, Nationwide Mutual Fire Insurance Company, Nationwide Property and Casualty Insurance Company and Nationwide General Insurance Company since April 1999. He has been a Director of Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company since May 2001. He served as President of Nationwide Insurance Enterprise from April 1996 to April 1999. He was Director and Vice Chairman of the Wausau Insurance Companies, a Nationwide affiliate, from September 1996 to December 1998; and Director, President and Chief Operating Officer from May 1993 to September 1996. Mr. Barnes was Senior Vice President of Nationwide from May 1993 to April 1996. Prior to that time, Mr. Barnes held several positions within Nationwide. Mr. Barnes has been with Nationwide for 25 years.
Richard D. Headley has been Executive Vice President of the Company since August 2000. Previously, he was Executive Vice President—Chief Information Technology Officer of the Company from August 1999 to August 2000 and Senior Vice President—Chief Information Technology Officer of the Company from October 1997 to August 1999. Mr. Headley has been Executive Vice President of Nationwide since July 2000. Previously, he was Executive Vice President—Chief Information Technology Officer of Nationwide from August 1999 to August 2000 and Senior Vice President—Chief Information Technology Officer of Nationwide from October 1997, to May 1999. Prior to that time, Mr. Headley was Chairman and Chief Executive Officer of Banc One Services Corporation from 1992 to October 1997.
Michael S. Helfer has been Executive Vice President—Corporate Strategy of the Company and Nationwide since August 2000. He has been a Director of Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company since May 2001. Prior to that time, Mr. Helfer was a Partner with Wilmer, Cutler and Pickering from 1978 to October 2000.
Donna A. James has been Executive Vice President—Chief Administrative Officer of the Company and Nationwide since August 2000 and a Director of Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company since May 2001. She was Senior Vice President—Chief Human Resources Officer of the Company from August 1999 to August 2000. She was Senior Vice President—Human Resources of the Company from December 1997 to August 1999. Ms. James was Senior Vice President—Chief Human Resources Officer from May 1999 to July 2000 and Senior Vice President—Human Resources of Nationwide from December 1997 to May 1999. Previously, she was Vice President—Human Resources of Nationwide from July 1996 to December 1997. Previously, Ms. James was Vice President—Assistant to the CEO of Nationwide from March 1996 to July 1996 and Associate Vice President—Assistant to the CEO from May 1994 to March 1996. Prior to that time, Ms. James held several positions within Nationwide. Ms. James has been with Nationwide for 20 years.
Michael C. Keller has been Executive Vice President—Chief Information Officer of the Company since August 2001. Mr. Keller has been Executive Vice President—Chief Information Officer of Nationwide since June 2001. Prior to that time, Mr. Keller was Senior Vice President of Bank One from January 1998 to June 2001 and held various management positions with IBM from July 1982 to December 1997.

[54]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Robert A. Oakley has been Executive Vice President—Chief Financial Officer of the Company since December 1996. Mr. Oakley has been Executive Vice President—Chief Financial Officer of Nationwide since April 1995 and a Director of Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company since May 2001. Previously, he was Senior Vice President—Chief Financial Officer of Nationwide from October 1993 to April 1995. Prior to that time, Mr. Oakley held several positions within Nationwide. Mr. Oakley has been with Nationwide for 26 years.
Robert J. Woodward, Jr. has been Executive Vice President—Chief Investment Officer of the Company since December 1996. Mr. Woodward has been Executive Vice President—Chief Investment Officer of Nationwide since August 1995 and a Director of Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company since May 2001. Previously, he was Senior Vice President—Fixed Income Investments of Nationwide from March 1991 to August 1995. Prior to that time, Mr. Woodward held several positions within Nationwide. Mr. Woodward has been with Nationwide for 37 years.
John R. Cook, Jr. has been Senior Vice President—Chief Communications Officer of the Company since October 1997. Mr. Cook has been Senior Vice President—Chief Communications Officer of Nationwide since May 1997. Previously, Mr. Cook was Senior Vice President—Chief Communications Officer of USAA from July 1989 to May 1997.
David A. Diamond has been Senior Vice President—Corporate Controller of the Company since August 1999. He was Vice President—Controller of the Company from December 1996 to August 1999. Mr. Diamond has been Senior Vice President—Corporate Controller of Nationwide since August 1999. He was Vice President—Controller of Nationwide from August 1996 to August 1999. Previously, he was Vice President—Controller of Nationwide Life Insurance Company from October 1993 to August 1996. Prior to that time, Mr. Diamond held several positions within Nationwide. Mr. Diamond has been with Nationwide for 13 years.
Philip C. Gath has been Senior Vice President—Chief Actuary—Nationwide Financial of the Company since June 1998. Mr. Gath has been Senior Vice President—Chief Actuary—Nationwide Financial of Nationwide since May 1998. Previously, Mr. Gath was Vice President—Product Manager—Individual Variable Annuity of the Company from July 1997 to May 1998 and Vice President—Individual Life Actuary from August 1989 to July 1997. Prior to that time, Mr. Gath held several positions within Nationwide. Mr. Gath has been with Nationwide for 33 years.
Patricia R. Hatler has been Senior Vice President, General Counsel and Secretary of the Company since May 2000. Ms. Hatler was Senior Vice President and General Counsel from August 1999 to May 2000. She has been Senior Vice President, General Counsel and Secretary of Nationwide since April 2000, and was Senior Vice President and General Counsel from July 1999 to April 2000. Prior to that time, she was General Counsel and Corporate Secretary of Independence Blue Cross from 1983 to July 1999.
Richard A. Karas has been Senior Vice President—Sales—Financial Services of the Company since December 1996. Mr. Karas has been Senior Vice President—Sales—Financial Services of Nationwide since March 1993. Previously, he was Vice President—Sales—Financial Services of Nationwide from February 1989 to March 1993. Prior to that time, Mr. Karas held several positions within Nationwide. Mr. Karas has been with Nationwide for 37 years.
Gregory S. Lashutka has been Senior Vice President—Corporate Relations of the Company since January 2000. Mr. Lashutka has been Senior Vice President—Corporate Relations of Nationwide since January 2000. Prior to that time, he was Mayor of the City of Columbus (Ohio) from January 1992 to December 1999.
Brian W. Nocco has been Senior Vice President and Assistant Treasurer of the Company since August 2001. Mr. Nocco has been Senior Vice President and Treasurer of Nationwide since April 2001. Prior to that time, he was Executive Vice President of Imperial Bank and subsidiaries from May 1998 to June 2001. He was Treasurer and Vice President—Chief Compliance Officer with The Chubb Corporation from 1994 to 1998, and Treasurer and Vice

[55]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

President—Finance of Continental Bank Corporation from 1986 to 1994. From 1974 to 1986 he held management positions in several banks.
Mark D. Phelan has been Senior Vice President—Technology and Operations of the Company since May 2001. Mr. Phelan has been Senior Vice President—Technology and Operations of Nationwide since December 2000. Prior to that time, he was Executive Vice President of Check Free Corporation from October 1992 to November 1997, Sales Vice President of AT&T Corporation from February 1982 to November 1992 and Operations Manager with IBM Corporation from April 1977 to February 1982.
Mark R. Thresher has been Senior Vice President—Finance of the Company since May 1999. Mr. Thresher has been Senior Vice President-Finance-Nationwide Financial of Nationwide since April 2001. He was Vice President—Finance and Treasurer of the Company from February 1997 to May 1999. Mr. Thresher has been Senior Vice President—Finance—Nationwide Financial of Nationwide Life Insurance Company since May 1999. Previously, he was Vice President—Controller of Nationwide Life Insurance Company from August 1996 to May 1999. He was Vice President and Treasurer of the Company from December 1996 to February 1997 and Vice President and Treasurer of Nationwide from June 1996 to August 1996. Prior to that time, Mr. Thresher served as a partner with KPMG LLP from July 1988 to May 1996.
Susan A. Wolken has been Senior Vice President—Product Management and Nationwide Financial Marketing of the Company since May 1999. She was Senior Vice President—Life Company Operations of the Company from June 1997 to May 1999. Ms. Wolken has been Senior Vice President—Product Management and Nationwide Financial Marketing of Nationwide since May 1999. Previously, she was Senior Vice President—Life Company Operations of Nationwide from June 1997 to May 1999. She was Senior Vice President—Enterprise Administration of Nationwide from July 1996 to June 1997. Prior to that time, she was Senior Vice President—Human Resources of Nationwide from April 1995 to July 1996, Vice President—Human Resources of Nationwide from September 1993 to April 1995 and Vice President—Individual Life and Health Operations from October 1989 to September 1993. Ms. Wolken has been with Nationwide for 27 years.

ITEM  11    Executive Compensation

Information required by this item is set forth from the heading “Executive Compensation and Other Information” on pages 10 through 23 of the Company’s 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12 Security	Ownership of Certain Beneficial Owners and Management

Information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” on pages 2 through 5 and under the caption “Equity Compensation Plan Information” on page 14 of the Company’s 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13 Certain	Relationships and Related Transactions

Information required by this item is set forth under the caption “Certain Transactions” on pages 27 through 31 of the Company’s 2001 Proxy Statement and is incorporated herein by reference.

[56]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART IV
ITEM 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Page
Financial Statement Schedules:
Schedule I	Consolidated Summary of Investments - Other Than Investments in Related Parties as of December 31, 2001	F-41
Schedule II	Condensed Financial Information of Registrant	F-42
Schedule III	Supplementary Insurance Information as of December 31, 2001, 2000 and 1999 and for each of the years then ended	F-46
Schedule IV	Reinsurance as of December 31, 2001, 2000 and 1999 and for each of the years then ended	F-48
Schedule V	Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999	F-49

All other schedules are omitted because they are not applicable or not required, or because the required information has been included in the audited consolidated financial statements or notes thereto.

Exhibit Index

Exhibit No.	Description
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
4.1
Form of Indenture relating to the 8% senior notes, including the form of Global Note and the form of Definitive Note (previously filed as Exhibit 4.1 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

4.2
Form of Indenture relating to the Junior Subordinated Deferrable Interest Debentures due 2037 of Nationwide Financial Services, Inc. (previously filed as Exhibit 4.1 to Form S-1, Registration Number 333-18533, filed March 5, 1997, and incorporated herein by reference)

4.3
Subordinated Indenture relating to the Junior Subordinated Debentures due 2028 of Nationwide Financial Services, Inc. (previously filed as Exhibit 4.2 to Form 8-K, Commission File No. 1-12785, filed October 23, 1998, and incorporated herein by reference)

[57]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Exhibit No.	Description
4.4
First Supplemental Indenture relating to the Junior Subordinated Debentures due 2028 of Nationwide Financial Services, Inc. (previously filed as Exhibit 4.3 to Form 8-K, Commission File No. 1-12785, filed October 23, 1998, and incorporated herein by reference)

4.5	Form of Indenture relating to the 6.25% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed November 16, 2001, and incorporated herein by reference)
4.6	Form of First Supplemental Indenture (previously filed as Exhibit 4.2 to Form 8-K, Commission File Number 1-12785, filed November 16, 2001, and incorporated herein by reference)
10.1
Form of Intercompany Agreement among Nationwide Mutual Insurance Company, Nationwide Corporation and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.1 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.2
Form of Tax Sharing Agreement among Nationwide Mutual Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance Company (previously filed as Exhibit 10.2 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.2.1
First Amendment to the Tax Sharing Agreement among Nationwide Mutual Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance Company (previously filed as Exhibit 10.2.1 to Form 10-K, Commission File No. 1-12785, filed March 31, 1998, and incorporated herein by reference)

10.2.2
Second Amendment to the Tax Sharing Agreement among Nationwide Mutual Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance Company (previously filed as Exhibit 10.2.2 to Form 10-K, Commission File No. 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.2.3
Third Amendment to the Tax Sharing Agreement among Nationwide Mutual Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance Company (previously filed as Exhibit 10.2.3 to Form 10-K, Commission File No. 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.3
Form of First Amendment to Cost Sharing Agreement among parties named therein (previously filed as Exhibit 10.3 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.4
Modified Coinsurance Agreement between Nationwide Life Insurance Company and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.4 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.5
Five Year Credit Agreement, dated May 25, 2000, among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks named therein and Bank One, NA, as agent (previously filed as Exhibit 10.5 to Form 10-K, Commission File No. 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.5.1
Amendment dated as of September 29, 2000 to the Five Year Credit Agreement dated as of May 25, 2000 among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Bank One, NA, as agent (previously filed as Exhibit 10.5.1 to Form 10-K, Commission File No. 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.6
364-Day Credit Agreement, dated May 25, 2000, among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks named therein and Bank One, NA, as agent (previously filed as Exhibit 10.6 to Form 10-K, Commission File No. 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.6.1
Amendment dated as of September 29, 2000 to the 364-Day Credit Agreement dated as of May 25, 2000 among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Bank One, NA, as agent (previously filed as Exhibit 10.6.1 to Form 10-K, Commission File No. 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.7
Form of Lease Agreement between Nationwide Mutual Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.7 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

[58]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Exhibit No.	Description
10.8
Form of Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.8 to Form 10-K, Commission File No. 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.9	General Description of Nationwide Performance Incentive Plan (previously filed as Exhibit 10.9 to Form 10-K, Commission File No. 1-12785, filed March 29, 2001, and incorporated herein by reference)
10.10
Form of Amended and Restated Nationwide Office of Investments Incentive Plan (previously filed as Exhibit 10.10 to Form 10-Q, Commission File No. 1-12785, filed November 13, 2001, and incorporated herein by reference)

10.11
Nationwide Insurance Excess Benefit Plan effective as of December 31, 1996 (previously filed as Exhibit 10.11 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.12
Nationwide Insurance Supplemental Retirement Plan effective as of December 31, 1996 (previously filed as Exhibit 10.12 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

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

10.18	Amended and Restated Nationwide Financial Services, Inc. Stock Retainer Plan for Non-Employee Directors
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

[59]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Exhibit No.	Description
10.25
Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Patricia Hatler (previously filed as Exhibit 10.25 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.26
Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Richard Headley (previously filed as Exhibit 10.26 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.27
Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Donna James (previously filed as Exhibit 10.27 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.28
Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Greg Lashutka (previously filed as Exhibit 10.28 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.29
Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Robert Oakley (previously filed as Exhibit 10.29 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.30
Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Robert Woodward (previously filed as Exhibit 10.30 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.31
Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Michael Helfer (previously filed as Exhibit 10.31 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.32
Form of Employment Agreement, dated May 26, 2000, between Nationwide Mutual Insurance Company and W.G. Jurgensen (previously filed as Exhibit 10.32 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.33
Form of Employment Agreement, dated July 1, 2000, between Nationwide Financial Services Inc. and Joseph Gasper (previously filed as Exhibit 10.33 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.34
Form of Retention Agreement, dated July 1, 2000, between Nationwide Financial Services, Inc. and Joseph Gasper (previously filed as Exhibit 10.34 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.35
Form of Employee Leasing Agreement, dated July 1, 2000, between Nationwide Mutual Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.35 to Form 10-Q, Commission File Number 1-12785, filed May 11, 2001, and incorporated herein by reference)

10.36
Form of Employment Agreement, dated June 4, 2001, between Nationwide Mutual Insurance Company and Michael C. Keller (previously filed as Exhibit 10.36 to Form 10-Q, Commission File Number 1-12785, filed August 10, 2001, and incorporated herein by reference)

10.37
Nationwide Financial Services, Inc. Senior Executive Incentive Plan (previously filed as Exhibit 10.37 to Form 10-Q, Commission File Number 1-12785, filed August 10, 2001, and incorporated herein by reference)

10.38	General Description of Nationwide Economic Value Incentive Plan
12	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP, Independent Auditors

All other exhibits referenced by Item 601 of Regulation S-K are not required under the related instructions or are inapplicable and therefore have been omitted.

Reports on Form 8-K:
On February 6, 2002, NFS filed a Current Report on Form 8-K in connection with the release of quarterly earnings results.

[60]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

By:	/s/ W. G. JURGENSEN
W. G. Jurgensen, Chief Executive Officer and
Chairman of the Board

Date: February 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. G. JURGENSEN W. G. Jurgensen, Chief Executive Officer, Chairman of the Board and Director	February 27, 2002 Date	/s/ JOSEPH J. GASPER Joseph J. Gasper, President, Chief Operating Officer and Director	February 27, 2002 Date

/s/ JAMES G. BROCKSMITH, JR.	February 27, 2002	/s/ CHARLES L. FUELLGRAF, JR.	February 27, 2002
James G. Brocksmith, Jr., Director	Date	Charles L. Fuellgraf, Jr., Director	Date

/s/ HENRY S. HOLLOWAY	February 27, 2002	/s/ LYDIA MICHEAUX MARSHALL	February 26, 2002
Henry S. Holloway, Director	Date	Lydia Micheaux Marshall, Director	Date

/s/ DONALD L. MCWHORTER	February 27, 2002	/s/ DAVID O. MILLER	February 26, 2002
Donald L. McWhorter, Director	Date	David O. Miller, Director	Date

/s/ JAMES F. PATTERSON	February 27, 2002	/s/ GERALD D. PROTHRO	February 27, 2002
James F. Patterson, Director	Date	Gerald D. Prothro, Director	Date

/s/ ARDEN L. SHISLER	February 27, 2002	/s/ ROBERT A. OAKLEY	February 27, 2002
Arden L. Shisler, Director	Date	Robert A. Oakley, Executive Vice President – Chief Financial Officer	Date

/s/ MARK R. THRESHER	February 27, 2002
Mark R. Thresher, Senior Vice President – Finance (Chief Accounting Officer)	Date

[61]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Report of Management

The management of Nationwide Financial Services, Inc and its subsidiaries (the Company) is responsible for the preparation and integrity of the consolidated financial statements and other financial information contained in this Annual Report on Form 10-K. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and where necessary, include amounts that are based on the best estimates and judgment of management. Management believes the consolidated financial statements present fairly the Company’s financial position and results of operations and that other financial data contained in the Annual Report on Form 10-K has been compiled in a manner consistent with the consolidated financial statements.
KPMG LLP, independent certified public accountants, performed an audit of the Company’s consolidated financial statements. Management has made available to KPMG LLP all of the Company’s financial records and related data.
Management maintains a system of internal accounting controls that provides reasonable assurance that transactions are executed and recorded with proper management authorization, and that assets of the Company are safeguarded. The Company maintains a strong internal audit function that independently assesses the effectiveness of the controls and makes recommendations for improvement. In addition, as part of their audit of the Company’s consolidated financial statements, KPMG LLP completed a study and evaluation of selected internal accounting controls to establish a basis for reliance thereon in determining the nature, timing, and extent of audit tests to be applied. Management believes that the
Company’s internal control system is adequate to accomplish the objectives discussed herein.
Management also recognizes its responsibility for fostering a strong ethical business environment that ensures the Company’s affairs are conducted according to the highest standards of professional conduct, honesty and integrity. The Company’s Code of Ethics and Business Practices, which is periodically distributed to all employees, reflects this responsibility. The code addresses the necessity of ensuring open communication within the Company; potential conflicts of interest; marketing practices; compliance with all laws, including those relating to financial disclosure; and the confidentiality of proprietary information. The Company’s Office of Ethics and Business Practices is responsible for raising employee awareness of the Company’s code, and serves as a confidential resource for inquiries and reporting.
The Audit Committee of the Board of Directors of the Company, composed of non-employee directors, meets periodically with the external and internal auditors to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to assure their independence and free access to the Audit Committee.

Mark R. Thresher
Senior Vice President — Finance
January 29, 2002

Independent Auditors’ Report

The Board of Directors
Nationwide Financial Services, Inc.:

We have audited the consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries (collectively the “Company”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statements schedules based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Financial Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in note 2 to the consolidated financial statements, the Company changed its methods of accounting for derivative instruments and hedging activities, and for purchased or retained interests in securitized financial assets in 2001.

Columbus, Ohio
January 29, 2002

[F-1]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Years ended December 31,

(in millions, except per share amounts)	2001	2000	1999

Revenues
Policy charges	$1,019.1	$1,092.2	$895.6
Life insurance premiums	251.1	240.0	220.8
Net investment income	1,739.2	1,668.4	1,530.5
Net realized (losses) gains on investments, hedging instruments and hedged items:
Unrelated parties	(70.3)	(24.9)	(11.0)
Related party	44.4	—	—
Other	195.5	194.6	167.4

	3,179.0	3,170.3	2,803.3

Benefits and expenses
Interest credited to policyholder account balances	1,248.8	1,183.9	1,096.4
Other benefits and claims	279.8	241.6	210.4
Policyholder dividends on participating policies	41.7	44.5	42.4
Amortization of deferred policy acquisition costs	348.1	351.6	272.7
Interest expense on debt and capital and preferred securities of subsidiary trusts	54.9	48.5	47.2
Other operating expenses	643.0	676.3	561.4

	2,616.3	2,546.4	2,230.5

Income before federal income tax expense and cumulative effect of adoption of accounting principles	562.7	623.9	572.8
Federal income tax expense	142.8	189.0	191.5

Income before cumulative effect of adoption of accounting principles	419.9	434.9	381.3
Cumulative effect of adoption of accounting principles, net of tax	(7.1)	—	—

Net income	$412.8	$434.9	$381.3

Net income per common share
Basic	$3.20	$3.38	$2.96
Diluted	$3.20	$3.38	$2.96
Weighted average common shares outstanding	128.9	128.7	128.5
Weighted average diluted common shares outstanding	129.2	128.9	128.6

See accompanying notes to consolidated financial statements, including note 16 which describes related party transactions.

[F-2]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,

(in millions, except per share amounts)	2001	2000

Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $18,135.8 in 2001; $15,297.9 in 2000)	$18,548.3	$15,497.2
Equity securities (cost $143.2 in 2001; $149.1 in 2000)	150.5	150.2
Mortgage loans on real estate, net	7,113.1	6,168.3
Real estate, net	172.0	310.7
Policy loans	592.7	562.6
Other long-term investments	125.0	111.8
Short-term investments, including amounts managed by a related party	1,112.8	558.4

	27,814.4	23,359.2

Cash	65.0	62.7
Accrued investment income	309.7	252.5
Deferred policy acquisition costs	3,213.7	2,872.7
Other assets	911.4	662.7
Assets held in separate accounts	59,646.7	65,968.8

	$91,960.9	$93,178.6

Liabilities and Shareholders’ Equity
Future policy benefits and claims	$25,491.6	$22,243.3
Short-term debt	100.0	118.7
Long-term debt	597.0	298.4
Other liabilities	2,382.3	1,251.9
Liabilities related to separate accounts	59,646.7	65,968.8

	88,217.6	89,881.1

Commitments and contingencies (notes 12 and 18)
NFS-obligated mandatorily redeemable capital and preferred securities of subsidiary trusts holding solely junior subordinated debentures of NFS	300.0	300.0

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 50.0 million shares; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value. Authorized 750.0 million shares; 24.1 million and 24.0 million shares issued and outstanding, respectively	0.2	0.2
Class B common stock, $0.01 par value. Authorized 750.0 million shares; 104.7 million shares issued and outstanding	1.0	1.0
Additional paid-in capital	646.5	640.8
Retained earnings	2,598.8	2,245.5
Accumulated other comprehensive income	202.5	114.5
Other	(5.7)	(4.5)

	3,443.3	2,997.5

	$91,960.9	$93,178.6

See accompanying notes to consolidated financial statements, including note 16 which describes related party transactions.

[F-3]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

(in millions)	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Other	Total shareholders’ equity

Balance as of December 31, 1998	$0.2	$1.0	$629.5	$1,541.5	$275.9	$(0.6)	$2,447.5
Comprehensive income:
Net income	—	—	—	381.3	—	—	381.3
Net unrealized losses on securities available-for-sale arising during the year, net of tax	—	—	—	—	(314.9)	—	(314.9)

Total comprehensive income							66.4

Cash dividends declared	—	—	—	(48.9)	—	—	(48.9)
Other, net	—	—	5.4	(6.5)	23.5	(0.3)	22.1

Balance as of December 31, 1999	0.2	1.0	634.9	1,867.4	(15.5)	(0.9)	2,487.1

Comprehensive income:
Net income	—	—	—	434.9	—	—	434.9
Net unrealized gains on securities available-for-sale arising during the year, net of tax	—	—	—	—	130.0	—	130.0

Total comprehensive income							564.9

Cash dividends declared	—	—	—	(59.2)	—	—	(59.2)
Other, net	—	—	5.9	2.4	—	(3.6)	4.7

Balance as of December 31, 2000	0.2	1.0	640.8	2,245.5	114.5	(4.5)	2,997.5

Comprehensive income:
Net income	—	—	—	412.8	—	—	412.8
Net unrealized gains on securities available-for-sale arising during the year, net of tax	—	—	—	—	98.2	—	98.2
Cumulative effect of adoption of accounting principles, net of tax	—	—	—	—	(1.4)	—	(1.4)
Accumulated net losses on cash flow hedges, net of tax	—	—	—	—	(8.8)	—	(8.8)

Total comprehensive income							500.8

Cash dividends declared	—	—	—	(61.9)	—	—	(61.9)
Other, net	—	—	5.7	2.4	—	(1.2)	6.9

Balance as of December 31, 2001	$0.2	$1.0	$646.5	$2,598.8	$202.5	$(5.7)	$3,443.3

See accompanying notes to consolidated financial statements, including note 16 which describes related party transactions.

[F-4]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years ended December 31,

(in millions)	2001	2000	1999

Cash flows from operating activities
Net income	$412.8	$434.9	$381.3
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to policyholder account balances	1,248.8	1,183.9	1,096.4
Capitalization of deferred policy acquisition costs	(762.6)	(784.9)	(638.7)
Amortization of deferred policy acquisition costs	348.1	351.6	272.7
Amortization and depreciation	(16.9)	(0.4)	8.9
Realized losses (gains) on investments, hedging instruments and hedged items:
Unrelated parties	70.3	24.9	11.0
Related party	(44.4)	—	—
Cumulative effect of adoption of accounting principles	10.9	—	—
Increase in accrued investment income	(57.2)	(13.8)	(8.0)
(Increase) decrease in other assets	(286.4)	(105.3)	64.7
Increase (decrease) in policy liabilities	33.0	(0.3)	(20.9)
Increase in other liabilities	291.5	234.3	174.4
Other, net	8.3	22.1	(3.2)

Net cash provided by operating activities	1,256.2	1,347.0	1,338.6

Cash flows from investing activities
Proceeds from maturity of securities available-for-sale	3,933.9	2,988.7	2,307.9
Proceeds from sale of securities available-for-sale	498.8	624.3	513.1
Proceeds from repayments of mortgage loans on real estate	1,204.4	911.7	696.7
Proceeds from sale of real estate	29.1	18.7	5.7
Proceeds from sale of limited partnership to related party	158.9	—	—
Proceeds from repayments of policy loans and sale of other invested assets	68.9	79.3	40.9
Cost of securities available-for-sale acquired	(7,246.7)	(3,589.9)	(3,720.6)
Cost of mortgage loans on real estate acquired	(2,123.1)	(1,318.0)	(971.4)
Cost of real estate acquired	(0.4)	(7.1)	(14.2)
Short-term investments, net	(554.4)	2.1	17.2
Net cash paid for purchase of subsidiaries	—	—	(125.2)
Collateral received—securities lending, net	791.6	—	—
Other, net	(203.2)	(272.3)	(133.3)

Net cash used in investing activities	(3,442.2)	(562.5)	(1,383.2)

Cash flows from financing activities
Net proceeds from issuance of long-term debt	298.6	—	—
Net change in short-term debt	(18.7)	118.7	—
Cash dividends paid	(61.9)	(56.7)	(46.4)
Increase in investment and universal life insurance product account balances	6,186.6	4,517.0	3,799.4
Decrease in investment and universal life insurance product account balances	(4,220.1)	(5,325.6)	(3,709.6)
Other, net	3.8	2.3	(0.8)

Net cash provided by (used in) financing activities	2,188.3	(744.3)	42.6

Net increase (decrease) in cash	2.3	40.2	(2.0)
Cash, beginning of year	62.7	22.5	24.5

Cash, end of year	$65.0	$62.7	$22.5

See accompanying notes to consolidated financial statements, including note 16 which describes related party transactions.

[F-5]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

(1) Organization	and Description of Business

Nationwide Financial Services, Inc. (NFS) is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of Nationwide. NFS and its subsidiaries are collectively referred to as the Company. The Company is a leading provider of long-term savings and retirement products in the United States of America. The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans and other investment products sold to institutions, life insurance, mutual funds and other asset management services. The Company sells its products through a diverse network of distribution channels, including independent broker/dealers, brokerage firms, financial institutions, pension plan administrators, life insurance specialists, Nationwide Retirement Solutions, The 401(k) Company and Nationwide agents.
The 24.1 million shares of Class A common stock outstanding as of December 31, 2001 are publicly held and were primarily issued through NFS’ initial public offering completed in March 1997. The Class A shares represent 18.7% of the equity ownership in NFS and 2.3% of the combined voting power of NFS’ Class A and Class B common stock. Nationwide Corporation (Nationwide Corp.) owns all of the outstanding shares of Class B common stock, which represents the remaining 81.3% equity ownership and 97.7% of the combined voting power of the shareholders of NFS.

(2) Summary	of Significant Accounting Policies

The significant accounting policies followed by the Company that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) which differ from statutory accounting practices. The statutory financial statements of the Company’s insurance subsidiaries are presented on the basis of accounting practices prescribed or permitted by the Ohio Department of Insurance. The State of Ohio has adopted the National Association of Insurance Commissioners (NAIC) statutory accounting practices (NAIC SAP) as the basis of its statutory accounting practices. The Company’s insurance subsidiaries have no statutory accounting practices that differ from NAIC SAP. See also note 15.
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates.
The most significant estimates include those used in determining deferred policy acquisition costs for investment products and universal life insurance products, valuation allowances for mortgage loans on real estate, impairment losses on other investments and federal income taxes. Although some variability is inherent in these estimates, management believes the amounts provided are appropriate.

(a) Consolidation	Policy
The consolidated financial statements include the accounts of NFS and companies in which NFS directly or indirectly has a controlling interest. All significant intercompany balances and transactions have been eliminated.

[F-6]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(b) Valuation	of Investments, Investment Income and Related Gains and Losses
The Company is required to classify its fixed maturity securities and equity securities as either held-to-maturity, available-for-sale or trading. The Company classifies fixed maturity and equity securities as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of adjustments to deferred policy acquisition costs and deferred federal income tax, reported as a separate component of accumulated other comprehensive income (AOCI) in shareholders’ equity. The adjustment to deferred policy acquisition costs represents the change in amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had such unrealized amounts been realized. Management regularly reviews its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security’s fair value has been below amortized cost/cost, and by how much, and specific credit issues related to the issuer. Impairment losses result in a reduction of the cost basis of the underlying investment.
For mortgage-backed securities, the Company recognizes income using a constant effective yield method based on prepayment assumptions and the estimated economic life of the securities. When estimated prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments, and any resulting adjustment is included in net investment income. All other investment income is recorded on the accrual basis.
Mortgage loans on real estate are carried at the unpaid principal balance less valuation allowances. The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the estimated value of the mortgage loan. Estimated value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. Loans in foreclosure and loans considered impaired are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.
The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by the Company to absorb estimated probable credit losses. The Company’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.
Real estate is carried at cost less accumulated depreciation. Real estate designated as held for disposal is carried at the lower of the carrying value at the time of such designation or fair value less cost to sell. Other long-term investments are carried on the equity method of accounting. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to

[F-7]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

be generated by those assets are less than the assets’ carrying amount.
Realized gains and losses on the sale of investments are determined on the basis of specific security identification. Changes in valuation allowances and impairment losses for other-than-temporary declines in fair values are included in realized gains and losses on investments, hedging instruments and hedged items.

(c) Derivative	Instruments
Derivatives are carried at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or a foreign currency fair value or cash flow hedge (foreign currency hedge) or a non-hedge transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for entering into various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used for hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.
The Company enters into interest rate swaps, cross-currency swaps or Eurodollar Futures to hedge the fair value of existing fixed rate assets and liabilities. In addition, the Company uses short treasury future positions to hedge the fair value of bond and mortgage loan commitments. Typically, the Company is hedging the risk of changes in fair value attributable to changes in benchmark interest rates. Derivative instruments classified as fair value hedges are carried at fair value, with changes in fair value recorded in realized gains and losses on investments, hedging instruments and hedged items. Changes in the fair value of the hedged item, attributable to the risk being hedged, are also recorded in realized gains and losses on investments, hedging instruments and hedged items. The adjustment of the carrying amount of hedged assets using Eurodollar Futures and firm commitments using Treasury Futures are accounted for in the same manner as other components of the carrying amount of that asset. The adjustment of the carrying amount is amortized to investment income over the life of the asset.
The Company may enter into receive fixed/pay variable interest rate swaps to hedge existing floating rate assets or to hedge cash flows from the anticipated purchase of investments. These derivative instruments are classified as cash flow hedges and are carried at fair value, with the offset recorded in AOCI to the extent the hedging relationship is effective. The ineffective portion of the hedging relationship is recorded in realized gains and losses on investments, hedging instruments and hedged items. Gains and losses on cash flow derivative instruments are reclassified out of AOCI and recognized in earnings over the same period(s) that the hedged item affects earnings.
Amounts receivable or payable under interest rate and foreign currency swaps are recognized as an adjustment to net investment income or interest credited to policyholder account balances consistent with the nature of the hedged item.
From time to time, the Company may enter into a

[F-8]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

derivative transaction that will not qualify for hedge accounting. These include basis swaps (receive one variable rate, pay another variable rate) to hedge variable rate assets or foreign-denominated liabilities. These instruments are carried at fair value, with changes in fair value recorded in realized gains and losses on investments, hedging instruments and hedged items.
The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, or is sold, terminated or exercised, the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.
When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the Company continues to carry the derivative on the consolidated balance sheet at its fair value, and no longer adjusts the hedged item for changes in fair value. The adjustment of the carrying amount of the hedged item is accounted for in the same manner as other components of the carrying amount of that item. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company continues to carry the derivative on the consolidated balance sheet at its fair value, removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the consolidated balance sheet and recognizes any gain or loss in net realized gains and losses on investments, hedging instruments and hedged items. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the consolidated balance sheet at fair value and gains and losses that were accumulated in AOCI are recognized immediately in realized gains and losses on investments, hedging instruments and hedged items. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the consolidated balance sheet, and recognizes any changes in fair value in net realized gains and losses on investments, hedging instruments and hedged items.
Prior to the adoption of SFAS 133, defined in note 2(k), provided they met specific criteria, interest rate and foreign currency swaps and futures were considered hedges and accounted for under the accrual and deferral method, respectively. Amounts receivable or payable under interest rate and foreign currency swaps were recognized as an adjustment to net investment income or interest credited to policyholder account balances consistent with the nature of the hedged item. Changes in the fair value of interest rate swaps were not recognized on the consolidated balance sheet, except for interest rate swaps designated as hedges of fixed maturity securities available-for-sale, for which changes in fair values were reported in AOCI. Gains and losses on foreign currency swaps were recorded in earnings based on the related spot foreign exchange rate at the end of the reporting period. Gains and losses on these contracts offset those recorded as a result of translating the hedged foreign currency denominated liabilities and investments to U.S. dollars.

(d) Revenues	and Benefits
Investment Products and Universal Life Insurance Products:    Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance and other interest-sensitive life insurance policies. Revenues for investment products and universal life insurance products consist of net investment income, asset fees, cost of insurance, policy

[F-9]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

administration and surrender charges that have been earned and assessed against policy account balances during the period. The timing of revenue recognition as it relates to fees assessed on investment contracts and universal life contracts is determined based on the nature of such fees. Asset fees, cost of insurance and policy administration charges are assessed on a daily or monthly basis and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender of a contract in accordance with contractual terms. Policy benefits and claims that are charged to expense include interest credited to policy account balances and benefits and claims incurred in the period in excess of related policy account balances.
Traditional Life Insurance Products:    Traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of whole life insurance, limited-payment life insurance, term life insurance and certain annuities with life contingencies. Premiums for traditional life insurance products are recognized as revenue when due. Benefits and expenses are associated with earned premiums so as to result in recognition of profits over the life of the contract. This association is accomplished by the provision for future policy benefits and the deferral and amortization of policy acquisition costs.

(e) Deferred	Policy Acquisition Costs
The costs of acquiring new business, principally commissions, certain expenses of the policy issue and underwriting department and certain variable sales expenses that relate to and vary with the production of new or renewal business have been deferred. Deferred policy acquisition costs are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each accounting period.
For investment products and universal life insurance products, deferred policy acquisition costs are being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges. For years in which gross profits are negative, deferred policy acquisition costs are amortized based on the present value of gross revenues. The Company regularly reviews the estimated future gross profits and revises such estimates when appropriate. The cumulative change in amortization as a result of changes in estimates to reflect current best estimates is recorded as a charge or credit to amortization expense. The most significant assumptions that are involved in the estimation of future gross profits include future market performance and surrender/lapse rates. In the event actual expense differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a significant charge or credit to amortization expense. Deferred policy acquisition costs are adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in note 2(b).
For traditional life insurance products, these deferred policy acquisition costs are predominantly being amortized with interest over the premium paying period of the related policies in proportion to the ratio of actual annual premium revenue to the anticipated total premium revenue. Such anticipated premium revenue was estimated using the same assumptions as were used for computing liabilities for future policy benefits.

(f) Separate	Accounts
Separate account assets and liabilities represent contractholders’ funds which have been segregated into

[F-10]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

accounts with specific investment objectives. Separate account assets are recorded at market value except for separate account contracts with guaranteed investment returns. For all but $1.39 billion and $1.12 billion of separate account assets as of December 31, 2001 and 2000, respectively, the investment income and gains or losses of these accounts accrue directly to the contractholders. The activity of the separate accounts is not reflected in the consolidated statements of income and cash flows except for the fees the Company receives. Such fees are assessed on a daily or monthly basis and recognized as revenue when assessed and earned.

(g) Future	Policy Benefits
Future policy benefits for investment products in the accumulation phase, universal life insurance and variable universal life insurance policies have been calculated based on participants’ contributions plus interest credited less applicable contract charges.
Future policy benefits for traditional life insurance policies have been calculated by the net level premium method using interest rates varying from 6.0% to 10.5% and estimates of mortality, morbidity, investment yields and withdrawals which were used or which were being experienced at the time the policies were issued.

(h) Participating	Business
Participating business represented approximately 17% in 2001 (21% in 2000 and 29% in 1999) of the Company’s life insurance in force, 63% in 2001 (66% in 2000 and 69% in 1999) of the number of life insurance policies in force, and 9% in 2001 (8% in 2000 and 13% in 1999) of life insurance statutory premiums. The provision for policyholder dividends was based on then current dividend scales and has been included in “Future policy benefits and claims” in the accompanying consolidated balance sheets.

(i) Federal	Income Tax
The Company files a consolidated federal income tax return with Nationwide Mutual Insurance Company (NMIC), the majority shareholder of Nationwide Corp. The members of the consolidated tax return group have a tax sharing arrangement, which provides, in effect, for each member to bear essentially the same federal income tax liability as if separate tax returns were filed.
The Company provides for federal income taxes based on amounts the Company believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain expenses and the realization of certain tax credits. In the event the ultimate deductibility of certain expenses or the realization of certain tax credits differ from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements.
The Company utilizes the asset and liability method of accounting for income tax. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized.

[F-11]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(j) Reinsurance	Ceded
Reinsurance premiums ceded and reinsurance recoveries on benefits and claims incurred are deducted from the respective income and expense accounts. Assets and liabilities related to reinsurance ceded are reported on a gross basis.

(k) Recently	Issued Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, was adopted by the Company effective January 1, 2001. Upon adoption, the provisions of SFAS 133 were applied prospectively.
SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.
As of January 1, 2001, the Company had $755.4 million notional amount of freestanding derivatives with a market value of ($7.0) million. All other derivatives qualified for hedge accounting under SFAS 133. The adoption of SFAS 133 resulted in the Company recording a net transition adjustment loss of $4.8 million (net of related income tax of $2.6 million) in net income. In addition, a net transition adjustment loss of $3.6 million (net of related income tax of $2.0 million) was recorded in AOCI as of January 1, 2001. The adoption of SFAS 133 resulted in the Company derecognizing $17.0 million of deferred assets related to hedges, recognizing $10.9 million of additional derivative instrument liabilities and $1.3 million of additional firm commitment assets, while also decreasing hedged future policy benefits by $3.0 million and increasing the carrying amount of hedged investments by $10.6 million. Further, the adoption of SFAS 133 resulted in the Company reporting total derivative instrument assets and liabilities of $44.8 million and $107.1 million, respectively, as of January 1, 2001.
The adoption of SFAS 133 may increase the volatility of reported earnings and other comprehensive income. The amount of volatility will vary with the level of derivative and hedging activities and fluctuations in market interest rates and foreign currency exchange rates during any period.
In November 1999, the Emerging Issues Task Force (EITF) issued EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). The Company adopted EITF 99-20 on April 1, 2001. EITF 99-20 establishes the method of recognizing interest income and impairment on asset-backed investment securities. EITF 99-20 requires the Company to update the estimate of cash flows over the life of certain retained beneficial interests in securitization transactions and purchased beneficial interests in securitized financial assets. Pursuant to EITF 99-20, based on current information and events, if the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment should be recognized. The cumulative effect, net of tax, upon adoption of EITF 99-20 on April 1, 2001 decreased net income by $2.3 million with a corresponding increase to AOCI.
In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142).

[F-12]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and the use of the pooling-of-interests method has been eliminated.
SFAS 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and will carry forward provisions in Opinion 17 related to internally developed intangible assets. SFAS 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. The amortization of goodwill from past business combinations ceased upon adoption of this statement, which was January 1, 2002 for the Company. Companies are required to evaluate all existing goodwill and intangible assets with indefinite lives for impairment within six months of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the cumulative effect of a change in accounting principle.
The Company is evaluating the potential impact of adopting SFAS 141 and SFAS 142 on the results of operations and financial position. For 2001, the amortization of excess of cost over fair value of net assets acquired was $11.6 million and unamortized goodwill amounted to $130.0 million as of December 31, 2001.
In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company) and will carry forward many of the provisions of SFAS 121 and Opinion 30 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. Under SFAS 144, if a long-lived asset is part of a group that includes other assets and liabilities, then the provisions of SFAS 144 apply to the entire group. In addition, SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. Management does not expect the adoption of SFAS 144 to have a material impact on the results of operations or financial position of the Company.
In 2001, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 01-5, Amendments to Specific AICPA Pronouncements for Changes Related to the NAIC Codification (SOP 01-5). In doing so, AICPA SOP 94-5, Disclosures of Certain Matters in the Financial Statements of Insurance Enterprises, was amended to reflect the results of the completion of the NAIC codification of statutory accounting practices for certain insurance enterprises (Codification). The adoption of SOP 01-5 did not have an impact on the results of operations or financial position of the Company.

(l) Reclassification
Certain items in the 2000 and 1999 consolidated financial statements and related footnotes have been reclassified to conform to the 2001 presentation.

[F-13]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(3) Investments

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale as of December 31, 2001 and 2000 were:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

December 31, 2001
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$266.7	$23.4	$0.5	$289.6
Obligations of states and political subdivisions	7.6	0.3	—	7.9
Debt securities issued by foreign governments	41.8	2.6	—	44.4
Corporate securities	11,925.0	475.3	178.3	12,222.0
Mortgage-backed securities—U.S. Government backed	2,017.9	67.9	3.7	2,082.1
Asset-backed securities	3,876.8	76.7	51.2	3,902.3

Total fixed maturity securities	18,135.8	646.2	233.7	18,548.3
Equity securities	143.2	11.9	4.6	150.5

	$18,279.0	$658.1	$238.3	$18,698.8

December 31, 2000
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$281.1	$33.5	$0.1	$314.5
Obligations of states and political subdivisions	8.6	0.2	—	8.8
Debt securities issued by foreign governments	94.1	1.6	0.1	95.6
Corporate securities	9,801.2	237.0	135.1	9,903.1
Mortgage-backed securities—U.S. Government backed	2,724.7	46.1	3.9	2,766.9
Asset-backed securities	2,388.2	36.3	16.2	2,408.3

Total fixed maturity securities	15,297.9	354.7	155.4	15,497.2
Equity securities	149.1	10.4	9.3	150.2

	$15,447.0	$365.1	$164.7	$15,647.4

[F-14]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The amortized cost and estimated fair value of fixed maturity securities available-for-sale as of December 31, 2001, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value

Fixed maturity securities available-for-sale:
Due in one year or less	$1,125.6	$1,141.9
Due after one year through five years	5,216.7	5,359.8
Due after five years through ten years	4,149.9	4,266.1
Due after ten years	1,748.9	1,796.1

	12,241.1	12,563.9
Mortgage-backed securities—U.S. Government backed	2,017.9	2,082.1
Asset-backed securities	3,876.8	3,902.3

	$18,135.8	$18,548.3

The components of unrealized gains on securities available-for-sale, net, were as follows as of December 31:

(in millions)	2001	2000

Gross unrealized gains	$419.8	$200.4
Adjustment to deferred policy acquisition costs	(97.9)	(24.4)
Deferred federal income tax	(112.7)	(61.5)

	$209.2	$114.5

An analysis of the change in gross unrealized gains (losses) on securities available-for-sale follows for the years ended December 31:

(in millions)	2001	2000	1999

Securities available-for-sale:
Fixed maturity securities	$213.2	$282.6	$(607.1)
Equity securities	6.2	(7.5)	(8.5)

	$219.4	$275.1	$(615.6)

Proceeds from the sale of securities available-for-sale during 2001, 2000 and 1999 were $498.8 million, $624.3 million and $513.1 million, respectively. During 2001, gross gains of $32.5 million ($12.1 million and $11.0 million in 2000 and 1999, respectively) and gross losses of $10.0 million ($15.4 million and $35.5 million in 2000 and 1999, respectively) were realized on those sales.
NFS had $25.2 million and $13.0 million of real estate investments as of December 31, 2001 and 2000, respectively, that were non-income producing the preceding twelve months.
Real estate is presented at cost less accumulated depreciation of $22.0 million as of December 31, 2001 ($25.7 million as of December 31, 2000). The carrying value of real estate held for disposal totaled $33.4 million and $8.5 million as of December 31, 2001 and 2000, respectively.
The recorded investment of mortgage loans on real estate considered to be impaired was $29.9 million as of December 31, 2001 ($9.8 million as of December 31, 2000), which includes $5.3 million ($5.3 million as of December 31, 2000) of impaired mortgage loans on real estate for which the related valuation allowance was $1.0 million ($1.6 million as of December 31, 2000) and $24.6 million ($4.5 million as of December 31, 2000) of impaired mortgage loans on real estate for which there was no valuation allowance. Impaired mortgage loans with no valuation allowance are a result of collateral dependent loans where the fair value of the collateral is greater than the recorded investment of the loan. During 2001, the average recorded investment in impaired mortgage loans on real estate was $7.9 million ($7.7 million in 2000) and interest income recognized on those loans totaled $0.4 million in 2001 ($0.4 million in 2000) which is equal to interest income recognized using a cash-basis method of income recognition.

[F-15]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Activity in the valuation allowance account for mortgage loans on real estate for the years ended December 31 was as follows:

(in millions)	2001	2000	1999

Allowance, beginning of year	$45.3	$44.4	$42.4
Additions (reductions) charged (credited) to operations	(1.2)	4.1	0.7
Direct write-downs charged against the allowance	(1.2)	(3.2)	—
Allowance on acquired mortgage loans	—	—	1.3

Allowance, end of year	$42.9	$45.3	$44.4

An analysis of investment income (loss) by investment type follows for the years ended December 31:

(in millions)	2001	2000	1999

Gross investment income:
Securities available-for-sale:
Fixed maturity securities	$1,187.5	$1,095.5	$1,031.5
Equity securities	1.8	2.6	2.5
Mortgage loans on real estate	527.9	494.5	460.4
Real estate	33.1	32.2	28.8
Short-term investments	32.8	41.4	28.8
Derivatives	(19.7)	3.9	(1.0)
Other	24.2	48.4	26.8

Total investment income	1,787.6	1,718.5	1,577.8
Less investment expenses	48.4	50.1	47.3

Net investment income	$1,739.2	$1,668.4	$1,530.5

An analysis of net realized (losses) gains on investments, hedging instruments and hedged items, by investment type follows for the years ended December 31:

(in millions)	2001	2000	1999

Unrelated parties:
Realized gains (losses) on sale of securities available-for-sale:
Fixed maturity securities	$20.8	$(8.0)	$(32.5)
Equity securities	1.7	4.7	8.0
Other-than-temporary impairments of securities available-for-sale:
Fixed maturity securities	(66.1)	(10.5)	7.5
Equity securities	(26.7)	—	—
Real estate	1.9	(0.5)	0.9
Mortgage loans on real estate[1]	0.6	(4.2)	(0.6)
Derivatives	—	(2.7)	(1.6)
Other	(2.5)	(3.7)	7.3

Total—unrelated parties	(70.3)	(24.9)	(11.0)
Related party—gain on sale of limited partnership	44.4	—	—

Net realized losses on investments, hedging instruments and hedged items	$(25.9)	$(24.9)	$(11.0)

[1]	The 2001 amount is comprised of $9.9 million of net realized gains on the sale of mortgage loans on real estate, including those related to a securitization transaction, and $9.3 million of realized losses on derivatives hedging the sale of mortgage loans on real estate.

[F-16]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Fixed maturity securities with an amortized cost of $6.6 million as of December 31, 2001 and $6.5 million as of December 31, 2000 were on deposit with various regulatory agencies as required by law. In addition, fixed maturity securities with an amortized cost of $6.3 million as of December 31, 2000 were placed in escrow under a contractual obligation and none as of December 31, 2001.
As of December 31, 2001 the Company had pledged fixed maturity securities with a fair value of $112.3 million as collateral to various derivative counterparties.
As of December 31, 2001 the Company held collateral of $18.0 million on derivative transactions. This amount is included in short-term investments with a corresponding liability recorded in other liabilities.
As of December 31, 2001, the Company had loaned securities with a fair value of $775.5 million. As of December 31, 2001 the Company held collateral of $791.6 million. This amount is included in short-term investments with a corresponding liability recorded in other liabilities.

(4) Short-term Debt

NLIC has established a $300 million commercial paper program under which, borrowings are unsecured and are issued for terms of 364 days or less. As of December 31, 2001 and 2000 the Company had $100.0 million and $118.7 million, respectively, of commercial paper outstanding at an average effective rate of 1.90% and 6.53%, respectively. See also note 17.

(5) Long-term Debt

Long-term debt as of December 31, 2001 and 2000 consists of the following:

(in millions)	2001	2000

8.00% senior notes, due March 1, 2027	$298.4	$298.4
6.25% senior notes, due November 15, 2011	298.6	—

	$597.0	$298.4

The senior notes are not subject to any sinking fund payments. The terms of the senior notes contain various restrictive covenants including limitations on the disposition of subsidiaries. As of December 31, 2001, NFS was in compliance with all such covenants. The 8.00% senior notes are redeemable in whole or in part, at the option of NFS, at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The 6.25% senior notes are not redeemable prior to their maturity date. The Company made interest payments of $24.0 million in 2001, 2000 and 1999 on the senior notes.

(6) Mandatorily	Redeemable Capital and Preferred Securities of Subsidiary Trusts

Nationwide Financial Services Capital Trust (Trust I) and Nationwide Financial Services Capital Trust II (Trust II, or collectively, the Trusts), wholly owned subsidiaries of NFS, were formed under the laws of the state of Delaware. The Trusts exist for the exclusive purposes of (i) issuing Capital and Preferred Securities representing undivided beneficial interests in the assets of the Trusts; (ii) investing the gross proceeds from the sale of the Capital and Preferred Securities in Junior Subordinated Debentures of NFS; and (iii) engaging in only those activities necessary or incidental thereto. These Junior Subordinated Debentures and the related income effects are eliminated in the consolidated financial statements.
On March 11, 1997, Trust I sold, in a public offering, $100.0 million of 7.899% Capital Securities, representing preferred undivided beneficial interests in the assets of Trust I generating net proceeds of $98.3 million. Concurrent with the sale of the Capital Securities, NFS sold to Trust I $103.1 million in principal amount of its 7.899% Junior Subordinated Debentures due March 1, 2037. The

[F-17]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Junior Subordinated Debentures are the sole assets of Trust I and are redeemable by NFS in whole at any time or in part from time to time at par plus an applicable make-whole premium. The Capital Securities will mature or be called simultaneously with the Junior Subordinated Debentures and have a liquidation value of $1,000 per Capital Security.
The Capital Securities, through obligations of NFS under the Junior Subordinated Debentures, the Capital Securities Guarantee Agreement and the related Declaration of Trust and Indenture, are fully and unconditionally guaranteed by NFS. Distributions on the Capital Securities are cumulative and payable semi-annually in arrears.
On October 19, 1998, Trust II sold, in a public offering, 8 million shares representing $200 million of 7.10% Trust Preferred Securities representing preferred undivided beneficial interests in the assets of Trust II generating net proceeds of $193.7 million. Concurrent with the sale of the Preferred Securities, NFS sold to Trust II $206.2 million of Junior Subordinated Debentures due October 31, 2028. The Junior Subordinated Debentures are the sole assets of Trust II and are redeemable, in whole or in part, on or after October 19, 2003 at a redemption price equal to the principal amount to be redeemed plus any accrued and unpaid interest. The Preferred Securities have a liquidation amount of $25 per security and must be redeemed by Trust II when the Junior Subordinated Debentures mature or are redeemed by NFS.
The Preferred Securities, through obligations of NFS under the Junior Subordinated Debentures, the Preferred Securities Guarantee Agreement and the related Amended and Restated Declaration of Trust, are fully and unconditionally guaranteed by NFS. Distributions on the Preferred Securities are cumulative and payable quarterly beginning January 31, 1999. Including amortization of issue costs and amortization of a deferred loss on hedging transactions the effective interest rate on the Preferred Securities is 7.41%.
Distributions on the Capital and Preferred Securities have been classified as interest expense in the consolidated statements of income. The Company made distributions of $22.8 million on the Capital and Preferred Securities in 2001, 2000 and 1999.

(7) Derivative	Financial Instruments

Qualitative Disclosure
Interest	Rate Risk Management
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

[F-18]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Floating rate investments (commercial mortgage loans and corporate bonds) expose the Company to fluctuations in cash flow and investment income due to changes in interest rates. To manage this risk, the Company enters into receive fixed, pay variable over-the-counter interest rate swaps or long Eurodollar futures strips to convert the variable rate investments to a fixed rate.
In using interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments; thereby creating fixed rate assets.
The long Eurodollar futures change the variable rate cash flow exposure to fixed rate cash flows. With long Eurodollar futures, if interest rates rise (fall), the losses (gains) on the futures are used to reduce the variable rate income on the investments, thereby creating fixed rate investments.

Foreign	Currency Risk Management
In conjunction with the Company’s medium-term note program, from time to time, the Company issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and interest rates. To manage these risks, the Company enters into cross-currency interest rate swaps to convert these liabilities to a variable U.S. dollar rate.
For a fixed rate liability, the cross-currency interest rate swap is structured to receive a fixed rate, in the foreign currency, and pay a variable U.S. dollar rate, generally 3-month libor. For a variable rate foreign liability, the cross-currency interest rate swap is structured to receive a variable rate, in the foreign currency, and pay a variable U.S. dollar rate, generally 3-month libor.
The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and interest rates. To manage this risk, the Company uses cross-currency interest rate swaps to convert these assets to variable U.S. dollar rate instruments.
Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in the foreign currency, and receive a variable U.S. dollar rate, generally 3-month libor.

Non-Hedging	Derivatives
From time-to-time, the Company enters into over-the-counter basis swaps (receive one variable rate, pay another variable rate) to change the rate characteristics of a specific investment to better match the variable rate paid on a liability. While the pay-side terms of the basis swap will line up with the terms of the asset, the Company is not able to match the receive-side terms of the derivative to a specific liability; therefore, basis swaps do not receive hedge accounting treatment.

Quantitative Disclosure
Fair	Value Hedges
During the year ended December 31, 2001, gains of $2.1 million were recognized in net realized losses on investments, hedging instruments and hedged items. This represents the ineffective portion of the fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instruments’ change in fair value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

Cash Flow Hedges
For the year ended December 31, 2001, the ineffective portion of cash flow hedges was immaterial. There were no gains or losses attributable to the portion of the derivative instruments’ change in fair value excluded from the assessment of hedge effectiveness.

[F-19]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The Company anticipates reclassifying less than $0.1 million in losses out of AOCI over the next 12-month period.
As of December 31, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted transactions is twelve months. The Company did not discontinue any cash flow hedges because the original forecasted transaction was no longer probable.

Other	Derivative Instruments, Including Embedded
Derivatives
Net realized gains and losses on investments, hedging instruments and hedged items for the year ended December 31, 2001 include a loss of $1.6 million related to other derivative instruments, including embedded derivatives. For the year ended December 31, 2001 a $27.7 million loss was recorded in net realized losses on investments, hedging instruments and hedged items reflecting the change in fair value of cross-currency interest rate swaps hedging variable rate medium-term notes denominated in foreign currencies. An offsetting gain of $26.3 million was recorded in net realized losses on investments, hedging instruments and hedged items to reflect the change in spot rates of these foreign currency denominated obligations during the year ended December 31, 2001.
The notional amount of derivative financial instruments outstanding as of December 31, 2001 and 2000 were as follows:

(in millions )	2001	2000

Interest rate swaps
Pay fixed/receive variable rate swaps hedging investments	$1,952.3	$934.8
Pay variable/receive fixed rate swaps hedging investments	698.4	98.8
Pay variable/receive variable rate swaps hedging investments	197.8	184.0
Other contracts hedging investments	523.0	20.4
Cross currency interest rate swaps
Hedging foreign currency denominated investments	56.1	30.5
Hedging foreign currency denominated liabilities	2,500.4	1,512.2
Interest rate futures contracts	6,019.4	5,659.8

[F-20]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(8) Federal	Income Tax

The tax effects of temporary differences that give rise to significant components of the net deferred tax liability as of December 31, 2001 and 2000 were as follows:

(in millions)	2001	2000

Deferred tax assets
Equity securities	$6.5	$—
Future policy benefits	8.2	34.4
Liabilities in separate accounts	482.5	462.0
Mortgage loans on real estate and real estate	7.5	18.8
Derivatives	93.0	—
Other assets and other liabilities	82.1	41.0

Total gross deferred tax assets	679.8	556.2
Less valuation allowance	(7.0)	(7.0)

Net deferred tax assets	672.8	549.2

Deferred tax liabilities
Deferred policy acquisition costs	861.3	783.7
Derivatives	91.5	—
Fixed maturity securities	173.0	98.9
Deferred tax on realized investment gains	26.1	29.0
Equity securities and other long-term investments	31.7	6.4
Other	47.6	32.0

Total gross deferred tax liabilities	1,231.2	950.0

Net deferred tax liability	$558.4	$400.8

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Future taxable amounts or recovery of federal income tax paid within the statutory carryback period can offset nearly all future deductible amounts. The valuation allowance was unchanged for the years ended December 31, 2001, 2000 and 1999.
The Company’s current federal income tax liability was $182.0 million and $105.7 million as of December 31, 2001 and 2000, respectively.
Federal income tax expense attributable to income before cumulative effect of adoption of accounting principles for the years ended December 31 was as follows:

(in millions)	2001	2000	1999

Currently payable	$26.6	$61.9	$43.3
Deferred tax expense	116.2	127.1	148.2

	$142.8	$189.0	$191.5

[F-21]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Total federal income tax expense for the years ended December 31, 2001, 2000 and 1999 differs from the amount computed by applying the U.S. federal income tax rate to income before federal income tax expense and cumulative effect of adoption of accounting principles as follows:

	2001		2000		1999

(in millions)	Amount	%	Amount	%	Amount	%

Computed (expected) tax expense	$197.0	35.0	$218.4	35.0	$200.5	35.0
Tax exempt interest and dividends received deduction	(48.8)	(8.7)	(24.7)	(4.0)	(7.3)	(1.3)
Income tax credits	(11.5)	(2.0)	(8.0)	(1.3)	(4.3)	(0.7)
Other, net	6.1	1.1	3.3	0.6	2.6	0.4

Total (effective rate of each year)	$142.8	25.4	$189.0	30.3	$191.5	33.4

Total federal income tax (refunded) paid was $(48.7) million, $64.5 million and $2.3 million during the years ended December 31, 2001, 2000 and 1999, respectively.

(9) Earnings	Per Share

Basic earnings per share represent the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share represent the amount of earnings for the period available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options. The calculations of basic and diluted earnings per share for the years ended December 31 follows:

(in millions, except per share amounts)	2001	2000	1999

Basic and diluted income before cumulative effect of adoption of accounting principles	$419.9	$434.9	$381.3
Cumulative effect of adoption of accounting principles, net of tax	(7.1)	—	—

Basic and diluted net income	$412.8	$434.9	$381.3

Weighted average common shares outstanding—basic	128.9	128.7	128.5
Dilutive effect of stock options	0.3	0.2	0.1

Weighted average common shares outstanding—diluted	129.2	128.9	128.6

Income before cumulative effect of adoption of accounting principles per common share:
Basic	$3.26	$3.38	$2.96
Diluted	$3.26	$3.38	$2.96
Cumulative effect of adoption of accounting principles per common share, net of tax:
Basic	$(0.06)	$—	$—
Diluted	$(0.06)	$—	$—
Net income per common share:
Basic	$3.20	$3.38	$2.96
Diluted	$3.20	$3.38	$2.96

[F-22]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(10) Comprehensive	Income (Loss)

Comprehensive income (loss) includes net income as well as certain items that are reported directly within separate components of shareholders’ equity that bypass net income. Other comprehensive income (loss) is comprised of unrealized gains (losses) on securities available-for-sale and accumulated net losses on cash flow hedges. The related before and after federal income tax amounts for the years ended December 31, 2001, 2000 and 1999 were as follows:

(in millions)	2001	2000	1999

Unrealized gains (losses) on securities available-for-sale arising during the period:
Gross	$154.3	$261.4	$(665.0)
Adjustment to deferred policy acquisition costs	(73.5)	(75.3)	167.5
Related federal income tax (expense) benefit	(28.3)	(65.1)	171.8

Net	52.5	121.0	(325.7)

Reclassification adjustment for net losses on securities available-for-sale realized during the period:
Gross	70.3	13.8	17.0
Related federal income tax benefit	(24.6)	(4.8)	(6.2)

Net	45.7	9.0	10.8

Other comprehensive income (loss) on securities available-for-sale	98.2	130.0	(314.9)

Accumulated net loss on cash flow hedges:
Gross	(13.5)	—	—
Related federal income tax benefit	4.7	—	—

Other comprehensive loss on cash flow hedges	(8.8)	—	—

Accumulated net loss on transition adjustments:
Transition adjustment—SFAS 133	(5.6)	—	—
Transition adjustment—EITF 99-20	3.5	—	—
Related federal income tax benefit	0.7	—	—

Other comprehensive loss on transition adjustments	(1.4)	—	—

Total other comprehensive income (loss)	$88.0	$130.0	$(314.9)

Reclassification adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during 2001 and, therefore, are not reflected in the table above.

(11) Fair	Value of Financial Instruments

The following disclosures summarize the carrying amount and estimated fair value of the Company’s financial instruments. Certain assets and liabilities are specifically excluded from the disclosure requirements of financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
The fair value of a financial instrument is defined as the amount at which the financial instrument could be exchanged in a current transaction between willing parties. In cases where quoted market prices are not available, fair value is to be based on estimates using present value or other valuation techniques. Many of the Company’s assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Although fair value estimates are calculated using assumptions that management believes are appropriate,

[F-23]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

changes in assumptions could cause these estimates to vary materially. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in the immediate settlement of the instruments.
Although insurance contracts, other than policies such as annuities that are classified as investment contracts, are specifically exempted from the disclosure requirements, estimated fair value of policy reserves on life insurance contracts is provided to make the fair value disclosures more meaningful.
The tax ramifications of the related unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.
In estimating its fair value disclosures, the Company used the following methods and assumptions:
Fixed maturity and equity securities:    The fair value for fixed maturity securities is based on quoted market prices, where available. For fixed maturity securities not actively traded, fair value is estimated using values obtained from independent pricing services or, in the case of private placements, is estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. The fair value for equity securities is based on quoted market prices. The carrying amount and fair value for fixed maturity and equity securities exclude the fair value of derivative contracts designated as hedges of fixed maturity and equity securities.
Mortgage loans on real estate, net:    The fair value for mortgage loans on real estate is estimated using discounted cash flow analyses, using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. Fair value for impaired mortgage loans is the estimated fair value of the underlying collateral.
Policy loans, short-term investments and cash:    The carrying amount reported in the consolidated balance sheets for these instruments approximates their fair value.
Separate account assets and liabilities:    The fair value of assets held in separate accounts is based on quoted market prices. The fair value of liabilities related to separate accounts is the amount payable on demand, which is net of certain surrender charges.
Investment contracts:    The fair value for the Company’s liabilities under investment type contracts is based on one of two methods. For investment contracts without defined maturities, fair value is the amount payable on demand. For investment contracts with known or determined maturities, fair value is estimated using discounted cash flow analysis. Interest rates used are similar to currently offered contracts with maturities consistent with those remaining for the contracts being valued.
Policy reserves on life insurance contracts:     Included are disclosures for individual and corporate-owned life insurance, universal life insurance and supplementary contracts with life contingencies for which the estimated fair value is the amount payable on demand. Also included are disclosures for the Company’s limited payment policies, which the Company has used discounted cash flow analyses similar to those used for investment contracts with known maturities to estimate fair value.
Collateral received—securities lending and derivatives:    The carrying amount reported in the consolidated balance sheets for these instruments approximates their fair value.
Short-term debt:    The carrying amount reported in the consolidated balance sheets for these instruments approximates their fair value.
Long-term debt:    The fair value for long-term debt is based on quoted market prices.

[F-24]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Capital and preferred securities of subsidiary trusts:    The fair value for capital and preferred securities of subsidiary trusts is based on quoted market prices.
Commitments to extend credit:    Commitments to extend credit have nominal fair value because of the short-term nature of such commitments. See note 12.
Futures contracts:    The fair value for futures contracts is based on quoted market prices.
Interest rate and foreign currency swaps:    The fair value for interest rate and foreign currency swaps are calculated with pricing models using current rate assumptions.
Carrying amount and estimated fair value of financial instruments subject to disclosure requirements and policy reserves on life insurance contracts were as follows as of December 31:

	2001		2000

(in millions)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Assets
Investments:
Securities available-for-sale:
Fixed maturity securities	$18,548.3	$18,548.3	$15,505.5	$15,505.5
Equity securities	150.5	150.5	150.2	150.2
Mortgage loans on real estate, net	7,113.1	7,293.3	6,168.3	6,327.8
Policy loans	592.7	592.7	562.6	562.6
Short-term investments	1,112.8	1,112.8	558.4	558.4
Cash	65.0	65.0	62.7	62.7
Assets held in separate accounts	59,646.7	59,646.7	65,968.8	65,968.8
Liabilities
Investment contracts	(19,825.1)	(18,679.1)	(16,874.9)	(16,035.7)
Policy reserves on life insurance contracts	(5,666.5)	(5,524.4)	(5,368.4)	(5,128.5)
Collateral received—securities lending and derivatives	(809.6)	(809.6)	—	—
Short-term debt	(100.0)	(100.0)	(118.7)	(118.7)
Long-term debt	(597.0)	(598.6)	(298.4)	(283.1)
Liabilities related to separate accounts	(59,646.7)	(58,510.8)	(65,968.8)	(64,303.8)
Capital and preferred securities of subsidiary trusts	(300.0)	(294.3)	(300.0)	(288.1)
Derivative financial instruments
Interest rate swaps hedging assets	(5.6)	(5.6)	(8.3)	(8.3)
Cross currency interest rate swaps	(66.0)	(66.0)	(24.3)	(30.9)
Futures contracts	(33.0)	(33.0)	(16.0)	(16.0)

(12)	Risk Disclosures

The following is a description of the most significant risks facing life insurers and how the Company mitigates those risks:
Credit Risk:    The risk that issuers of securities owned by the Company or mortgagors on mortgage loans on real estate owned by the Company will default or that other parties, including reinsurers, which owe the Company money, will not pay. The Company minimizes this risk by adhering to a conservative investment strategy, by maintaining reinsurance and

[F-25]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

credit and collection policies and by providing for any amounts deemed uncollectible.
Interest Rate Risk:    The risk that interest rates will change and cause a decrease in the value of an insurer’s investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation. The Company mitigates this risk by charging fees for non-conformance with certain policy provisions, by offering products that transfer this risk to the purchaser and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer could potentially have to borrow funds or sell assets prior to maturity and potentially recognize a gain or loss.
Legal/Regulatory Risk:    The risk that changes in the legal or regulatory environment in which an insurer operates will result in increased competition, reduced demand for a company’s products, or create additional expenses not anticipated by the insurer in pricing its products. The Company mitigates this risk by offering a wide range of products and by operating throughout the U.S., thus reducing its exposure to any single product or jurisdiction, and also by employing underwriting practices which identify and minimize the adverse impact of this risk.
Financial Instruments with Off-Balance-Sheet Risk: The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business through management of its investment portfolio. These financial instruments include commitments to extend credit in the form of loans and derivative financial instruments. These instruments involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.
Commitments to fund fixed rate mortgage loans on real estate are agreements to lend to a borrower and are subject to conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a deposit. Commitments extended by the Company are based on management’s case-by-case credit evaluation of the borrower and the borrower’s loan collateral. The underlying mortgage property represents the collateral if the commitment is funded. The Company’s policy for new mortgage loans on real estate is to generally lend no more than 80% of collateral value. Should the commitment be funded, the Company’s exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amounts of these commitments less the net realizable value of the collateral. The contractual amounts also represent the cash requirements for all unfunded commitments. Commitments on mortgage loans on real estate of $344.0 million extending into 2002 were outstanding as of December 31, 2001. The Company also had $81.5 million of commitments to purchase fixed maturity securities outstanding as of December 31, 2001.
Notional amounts of derivative financial instruments, primarily interest rate swaps, interest rate futures contracts and foreign currency swaps, significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to NFS, including accrued interest receivable due from counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements and other contract provisions. As of December 31, 2001, NFS’ credit risk from these derivative financial instruments was $1.5 million net of $18.0 million of cash collateral.

[F-26]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Equity Market Risk:    Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2001, 82% of separate account assets were invested in equity mutual funds. Gains and losses in the equity markets will result in corresponding increases and decreases in the Company’s separate account assets and the reported asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins, which may require the Company to accelerate the amortization of deferred policy acquisition costs.
Significant Concentrations of Credit Risk:    The Company grants mainly commercial mortgage loans on real estate to customers throughout the U.S. The Company has a diversified portfolio with no more than 20% (22% in 2000) in any geographic area and no more than 2% (1% in 2000) with any one borrower as of December 31, 2001. As of December 31, 2001, 34% (36% in 2000) of the carrying value of the Company’s commercial mortgage loan portfolio financed retail properties.
Significant Business Concentrations:    As of December 31, 2001, the Company did not have a material concentration of financial instruments in a single investee, industry or geographic location. Also, the Company did not have a concentration of business transactions with a particular customer, lender or distribution source, a market or geographic area in which business is conducted that makes it vulnerable to an event which could cause a severe impact to the Company’s financial position.
Reinsurance:    The Company has entered into reinsurance contracts to cede a portion of its general account individual annuity business. Total recoveries due from these contracts were $161.2 million and $143.1 million as of December 31, 2001 and 2000, respectively. The contracts are immaterial to the Company’s results of operations. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. Under the terms of the contracts, trusts have been established as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in the underlying contract.
Collateral—Derivatives:    The Company enters into agreements with various counterparties to execute over-the-counter derivative transactions. The Company’s policy is to include a Credit Support Annex with each agreement to protect the Company for any exposure above the approved credit threshold. This also protects the counterparty against exposure to the Company. The Company generally posts securities as collateral and receives cash as collateral from counterparties. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest or dividends received during the loan term.
Collateral—Securities Lending:    The Company, through its agent, lends certain portfolio holdings and in turn receives cash collateral. The cash collateral is invested in high-quality short-term investments. The Company’s policy requires a minimum of 102% of the fair value of the securities loaned be maintained as collateral. Net returns on the investments, after payment of a rebate to the borrower, are shared between the Company and its agent. Both the borrower and the Company can request or return the loaned securities at any time. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest or dividends received during the loan term.

[F-27]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(13) Pension	Plan, Postretirement Benefits Other than Pensions and Retirement Savings Plan

The Company is a participant, together with other affiliated companies, in a pension plan covering all employees who have completed at least one year of service and who have met certain age requirements. Plan contributions are invested in a group annuity contract of NLIC. Benefits are based upon the highest average annual salary of a specified number of consecutive years of the last ten years of service. The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work efforts benefit the Company.
Pension costs (benefits) charged to operations by the Company during the years ended December 31, 2001, 2000 and 1999 were $5.7 million, $2.7 million and ($0.2) million, respectively. The Company has recorded a prepaid pension asset of $9.4 million and $13.6 million as of December 31, 2001 and 2000, respectively.
In addition to the defined benefit pension plan, the Company, together with other affiliated companies, participates in life and health care defined benefit plans for qualifying retirees. Postretirement life and health care benefits are contributory and generally available to full time employees who have attained age 55 and have accumulated 15 years of service with the Company after reaching age 40. Postretirement health care benefit contributions are adjusted annually and contain cost-sharing features such as deductibles and coinsurance. In addition, there are caps on the Company’s portion of the per-participant cost of the postretirement health care benefits. These caps can increase annually, but not more than three percent. The Company’s policy is to fund the cost of health care benefits in amounts determined at the discretion of management. Plan assets are invested primarily in group annuity contracts of NLIC.
The Company elected to immediately recognize its estimated accumulated postretirement benefit obligation (APBO), however; certain affiliated companies elected to amortize their initial transition obligation over periods ranging from 10 to 20 years.
The Company’s accrued postretirement benefit expense as of December 31, 2001 and 2000 was $53.8 million and $51.0 million, respectively and the net periodic postretirement benefit cost (NPPBC) for 2001, 2000 and 1999 was $3.2 million, $4.1 million and $4.9 million, respectively.

[F-28]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Information regarding the funded status of the pension plan as a whole and the postretirement life and health care benefit plan as a whole as of December 31, 2001 and 2000 follows:

	Pension Benefits		Postretirement Benefits

(in millions)	2001	2000	2001	2000

Change in benefit obligation
Benefit obligation at beginning of year	$1,981.7	$1,811.4	$276.4	$239.8
Service cost	89.3	81.4	12.6	12.2
Interest cost	129.1	125.3	21.4	18.7
Participant contributions	—	—	3.3	2.9
Plan amendment	27.7	—	0.2	—
Actuarial (gain) loss	(5.8)	34.8	20.2	16.1
Benefits paid	(89.8)	(71.2)	(20.1)	(13.3)

Benefit obligation at end of year	2,132.2	1,981.7	314.0	276.4

Change in plan assets
Fair value of plan assets at beginning of year	2,337.1	2,247.6	119.4	91.3
Actual return (loss) on plan assets	(46.6)	140.9	(0.2)	12.2
Employer contribution	—	—	17.3	26.3
Participant contributions	—	—	3.3	2.9
Plan curtailment	—	19.8	—	—
Benefits paid	(89.8)	(71.2)	(20.1)	(13.3)

Fair value of plan assets at end of year	2,200.7	2,337.1	119.7	119.4

Funded status	68.5	355.4	(194.3)	(157.0)
Unrecognized prior service cost	49.5	25.0	0.2	—
Unrecognized net gains	(79.3)	(311.7)	(4.0)	(34.1)
Unrecognized net (asset) obligation at transition	(5.1)	(6.4)	0.8	1.0

Prepaid (accrued) benefit cost	$33.6	$62.3	$(197.3)	$(190.1)

Assumptions used in calculating the funded status of the pension plan and postretirement life and health care benefit plan were as follows:

	Pension Benefits		Postretirement Benefits

	2001	2000	2001	2000

Weighted average discount rate	6.50%	6.75%	7.25%	7.50%
Rate of increase in future compensation levels	4.75%	5.00%	—	—
Assumed health care cost trend rate:
Initial rate	—	—	11.00%	11.00%
Ultimate rate	—	—	5.50%	5.50%
Declining period	—	—	4 Years	4 Years

[F-29]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The components of net periodic pension cost for the pension plan as a whole for the years ended December 31, 2001, 2000 and 1999 were as follows:

(in millions)	2001	2000	1999

Service cost (benefits earned during the period)	$89.3	$81.4	$80.0
Interest cost on projected benefit obligation	129.1	125.3	109.9
Expected return on plan assets	(183.8)	(184.5)	(160.3)
Recognized gains	(7.8)	(11.8)	(9.1)
Amortization of prior service cost	3.2	3.2	3.2
Amortization of unrecognized transition asset	(1.3)	(1.3)	(1.4)

	$28.7	$12.3	$22.3

Effective December 31, 1998, Wausau Service Corporation (WSC) ended its affiliation with Nationwide and employees of WSC ended participation in the pension plan resulting in a curtailment gain of $67.1 million. During 1999, the pension plan transferred assets to settle its obligation related to WSC employees, resulting in a gain of $32.9 million. The spin-off of liabilities and assets was completed in the year 2000, resulting in an adjustment to the curtailment gain of $19.8 million.
Assumptions used in calculating the net periodic pension cost for the pension plan were as follows:

	2001	2000	1999

Weighted average discount rate	6.75%	7.00%	6.08%
Rate of increase in future compensation levels	5.00%	5.25%	4.33%
Expected long-term rate of return on plan assets	8.00%	8.25%	7.33%

The components of NPPBC for the postretirement benefit plan as a whole for the years ended December 31, 2001, 2000 and 1999 were as follows:

(in millions)	2001	2000	1999

Service cost (benefits attributed to employee service during the year)	$12.6	$12.2	$14.2
Interest cost on accumulated postretirement benefit obligation	21.4	18.7	17.6
Expected return on plan assets	(9.6)	(7.9)	(4.8)
Amortization of unrecognized transition obligation of affiliates	0.6	0.6	0.6
Net amortization and deferral	(0.4)	(1.3)	(0.5)

	$24.6	$22.3	$27.1

Actuarial assumptions used for the measurement of the NPPBC for the postretirement benefit plan for 2001, 2000 and 1999 were as follows:

	2001	2000	1999

Discount rate	7.50%	7.80%	6.65%
Long-term rate of return on plan assets, net of tax in 1999	8.00%	8.30%	7.15%
Assumed health care cost trend rate:
Initial rate	11.00%	13.00%	15.00%
Ultimate rate	5.50%	5.50%	5.50%
Declining period	4 Years	5 Years	6 Years

Because current plan costs are very close to the employer dollar caps, the health care cost trend has an immaterial effect on plan obligations and expense for the postretirement benefit plan as a whole. For this reason, the effect of a one percentage point increase or decrease in the assumed health care cost trend rate on the APBO as of December 31, 2001 and on the NPPBC for the year ended December 31, 2001 was not calculated.

[F-30]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The Company, together with other affiliated companies, sponsors a defined contribution retirement savings plan covering substantially all employees of the Company. Employees may make salary deferral contributions of up to 22%. Salary deferrals of up to 6% are subject to a 50% Company match. The Company match is funded on a bi-weekly basis and the expense of such contributions are allocated to the Company based on employee contributions. The Company’s expense for contributions to this plan totaled $7.1 million, $5.8 million and $4.9 million for 2001, 2000 and 1999, respectively. Individuals are subject to a dollar limit on salary deferrals per Internal Revenue Service (IRS) Section 402(g) and other limits also apply. The Company has no legal obligation for benefits under this plan.

(14) Stock	Compensation

The Company sponsors the Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) covering selected officers, directors and employees of the Company and certain of its affiliates. The LTEP provides for the grant of any or all of the following types of awards: (i) stock options for shares of Class A common stock; (ii) stock appreciation rights (SARs); (iii) restricted stock; and (iv) performance awards. The LTEP was effective December 11, 1996 and no awards may be granted under the LTEP after December 11, 2006. The number of shares of Class A common stock which may be issued under the LTEP, or as to which SARs or other awards may be granted, currently may not exceed 6.1 million.
The Company has elected to continue to follow Accounting Principles Board Opinion No. 25—Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options as permitted by SFAS No. 123—Accounting for Stock-Based Compensation (SFAS 123). Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS 123, which require the fair value of the options granted to be recorded as expense over the vesting period, are presented below.
Stock options granted under the LTEP in 2001, 2000 and 1999 have ten year terms. Generally, one third of the options vest and become fully exercisable at the end of each of three years of continued employment, or upon retirement. The Company’s stock option activity and related information for the three years ended December 31 is summarized below:

	2001		2000		1999

	Options on Class A common stock	Weighted average exercise price	Options on Class A common stock	Weighted average exercise price	Options on Class A common stock	Weighted average exercise price

Outstanding, beginning of period	2,797,836	$34.99	1,623,529	$40.34	562,134	$32.68
Granted	1,194,517	$42.62	1,182,542	$27.60	1,076,475	$44.29
Exercised	(50,286)	$27.10	(6,935)	$28.81	(5,555)	$23.50
Cancelled	(131,208)	$39.75	(1,300)	$31.21	(9,525)	$48.08

Outstanding, end of period	3,810,859	$37.32	2,797,836	$34.99	1,623,529	$40.34

Exercisable, end of period	1,512,090	$36.84	868,094	$37.39	321,897	$31.84

Weighted average fair value of options granted during the year		$17.94		$11.58		$18.44

[F-31]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table summarizes information about employee options outstanding and exercisable as of December 31, 2001.

	Options outstanding			Options currently exercisable

Range of exercise prices	Number	Weighted average remaining contractual lives	Weighted average exercise price	Number	Weighted average exercise price

$23.50-$31.19	1,291,927	7.67	$26.59	525,594	$25.77
$36.02-$48.13	2,518,932	8.06	$42.83	986,496	$42.74

The fair values of the stock options are estimated on the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2000	1999

Risk free interest rate	4.88%	6.76%	5.36%
Dividend yield	1.13%	1.46%	0.80%
Volatility factor	0.453	0.417	0.414
Weighted average expected option life	5 Years	5 Years	5 Years

Had the compensation cost for the employee stock options been determined in accordance with the fair value based accounting method provided by SFAS 123, net income and net income per common share for the years ended December 31 would have been as follows:

(in millions, except per share amounts)	Pro forma	As presented

2001
Net income	$400.7	$412.8
Basic and diluted earnings per common share	$3.11	$3.20

2000
Net income	$425.1	$434.9
Basic and diluted earnings per common share	$3.30	$3.38

1999
Net income	$375.2	$381.3
Basic and diluted earnings per common share	$2.92	$2.96

(15) Shareholders’	Equity, Regulatory Risk-Based Capital, Retained Earnings and Dividend Restrictions

The Board of Directors of the Company has the authority to issue 50.0 million shares of preferred stock without further action of the shareholders. Preferred stock may be issued in one or more classes with full, special, limited or no voting powers, and designations, preferences and relative, participating, optional or other special rights, and qualifications and limitations or restrictions as stated in any resolution adopted by the Board of Directors of the Company issuing any class of preferred stock. No shares of preferred stock have been issued or are outstanding.
The holders of Class A common stock are entitled to one vote per share. The holders of Class B common stock are entitled to ten votes per share. Class A common stock has no conversion rights. Class B common stock is convertible into Class A common stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A common stock for each share of Class B common stock converted. If at any time after the initial issuance of shares of Class A common stock the number of outstanding shares of Class B common stock falls below 5% of the aggregate number of issued and outstanding shares of common stock, then each outstanding share of Class B common stock shall

[F-32]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

automatically convert into one share of Class A common stock. In the event of any sale or transfer of shares of Class B common stock to any person or persons other than NMIC or its affiliates, such shares of Class B common stock so transferred shall be automatically converted into an equal number of shares of Class A common stock. Cash dividends of $0.48, $0.46 and $0.38 per common share were declared during 2001, 2000 and 1999, respectively.
Each insurance company’s state of domicile imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the Company’s insurance regulatory total adjusted capital, as defined by the NAIC, to its authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. NLIC and its insurance company subsidiary exceed the minimum risk-based capital requirements for all periods presented herein.
The statutory capital and surplus of NLIC as of December 31, 2001, 2000 and 1999 was $1.76 billion, $1.28 billion and $1.35 billion, respectively. The statutory net income of NLIC for the years ended December 31, 2001, 2000 and 1999 was $83.1 million, $158.7 million and $276.2 million, respectively.
The NAIC completed a project to codify statutory accounting principals (Codification), which became effective January 1, 2001 for NLIC and its insurance company subsidiary. The resulting change to NLIC’s January 1, 2001 surplus was an increase of approximately $80.0 million. The significant change for NLIC, as a result of Codification, was the recording of deferred taxes, which were not recorded prior to the adoption of Codification.
Ohio insurance laws limit the payment of dividends in excess of specified amounts without prior regulatory approval. As of December 31, 2001 $141.0 million in dividends could be paid by NLIC without prior approval.
In addition, the payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) that can inure to the benefit of the Company and its shareholders.
The Company currently does not expect such regulatory requirements to impair its ability to pay operating expenses, interest and shareholder dividends in the future.

(16) Related	Party Transactions

During 2001, the Company entered into a transaction with NMIC, whereby it sold 78% of its interest in a limited partnership (representing 49% of the limited partnership) to NMIC for $158.9 million. As a result of this sale, the Company recorded a realized gain of $44.4 million, and related tax expense of $15.5 million. The sale price, which was paid in cash, represented the fair value of the limited partnership interest and was based on a valuation of the limited partnership and its underlying investments. The valuation was completed by qualified management of the limited partnership and utilized a combination of internal and independent valuations of the underlying investments of the limited partnership. Additionally, senior financial officers and the Boards of Directors of the Company and NMIC separately reviewed and approved the valuation prior to the execution of this transaction. The Company continues to hold an economic and voting interest in the limited partnership of approximately 14%, with NMIC holding the remaining interests.
The Company has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or

[F-33]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

its affiliates. Total account values of these contracts were $4.96 billion and $5.15 billion as of December 31, 2001 and 2000, respectively. Total revenues from these contracts were $154.0 million, $160.2 million, and $150.9 million for the years ended December 31, 2001, 2000, and 1999, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances were $118.4 million, $131.9 million, and $112.0 million for the years ended December 31, 2001, 2000, and 1999, respectively. The terms of these contracts are consistent in all material respects with what the Company offers to unaffiliated parties.
The Company files a consolidated federal tax return with NMIC, as described in Note 2(i). Total payments (from) to NMIC were $(48.7) million, $64.5 million, and $2.3 million for the years ended December 31, 2001, 2000, and 1999, respectively.
During second quarter 1999, NLIC entered into a modified coinsurance arrangement to reinsure the 1999 operating results of an affiliated company, Employers Life Insurance Company of Wausau (ELOW) retroactive to January 1, 1999. In September 1999, NFS acquired ELOW for $120.8 million and immediately merged ELOW into NLIC terminating the modified coinsurance arrangement. During September 1999, NFS also acquired Pension Associates (PA), an affiliated pension plan administrator for $3.4 million. Because ELOW and PA were affiliates, the Company accounted for the purchases similar to poolings-of-interests; however, prior period financial statements were not restated due to immateriality. The combined net assets of the acquired companies exceeded the purchase price by $17.0 million, which is reflected as a direct credit to shareholders’ equity.
NLIC has a reinsurance agreement with NMIC whereby all of NLIC’s accident and health business is ceded to NMIC on a modified coinsurance basis. The agreement covers individual accident and health business for all periods presented and group and franchise accident and health business since July 1, 1999. Either party may terminate the agreement on January 1 of any year with prior notice. Prior to July 1, 1999 group and franchise accident and health business and a block of group life insurance policies were ceded to ELOW under a modified coinsurance agreement. Under a modified coinsurance agreement, invested assets are retained by the ceding company and investment earnings are paid to the reinsurer. Under the terms of NLIC’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. Risk of asset default is retained by NLIC, although a fee is paid to NLIC for the retention of such risk. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC and ELOW for the years ended December 31, 2001, 2000 and 1999 were $200.7 million, $170.1 million and $193.0 million, respectively, while benefits, claims and expenses ceded were $208.5 million, $168.0 million and $197.3 million, respectively.
Pursuant to a cost sharing agreement among NMIC and certain of its direct and indirect subsidiaries, including the Company, NMIC provides certain operational and administrative services, such as investment management, advertising, personnel and general management services, to those subsidiaries. Expenses covered by such agreement are subject to allocation among NMIC and such subsidiaries. Measures used to allocate expenses among companies include individual employee estimates of time spent, special cost studies, salary expense, commission expense and other methods agreed to by the participating companies that are within industry guidelines and practices. In addition, Nationwide Services Company, a subsidiary of NMIC, provides computer, telephone, mail, employee benefits administration, and other services to

[F-34]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

NMIC and certain of its direct and indirect subsidiaries, including the Company, based on specified rates for units of service consumed. For the years ended December 31, 2001, 2000 and 1999, the Company made payments to NMIC and Nationwide Services Company totaling $145.6 million, $156.6 million and $132.3 million, respectively. The Company does not believe that expenses recognized under these agreements are materially different than expenses that would have been recognized had the Company operated on a stand-alone basis.
Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that is paid to Nationwide agents. These costs cover product development and promotion, sales literature, rent and similar items. Payments under this agreement totaled $26.4 million, $31.4 million and $34.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.
The Company leases office space from NMIC and certain of its subsidiaries. For the years ended December 31, 2001, 2000 and 1999, the Company made lease payments to NMIC and its subsidiaries of $18.7 million, $14.3 million and $11.4 million, respectively.
The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus a price differential. During 2001, the most the Company had outstanding at any given time was $368.5 million and the Company incurred interest expense on intercompany repurchase agreements of $0.2 million for 2001. Transactions under the agreements during 2000 and 1999 were not material. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.
The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC were $85.6 million and $436.5 million as of December 31, 2001 and 2000, respectively, and are included in short-term investments on the accompanying consolidated balance sheets.

(17) Bank	Lines of Credit

The Company has available as a source of funds a $1 billion revolving credit facility entered into by NFS, NLIC and NMIC. The facility is comprised of a five year $700 million agreement and a 364 day $300 million agreement with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and NLIC maintain statutory surplus in excess of $935 million. The Company had no amounts outstanding under this agreement as of December 31, 2001. Of the total facility, $300 million is designated to back NLIC’s commercial paper program. Therefore, borrowing capacity under this facility is reduced by any amounts outstanding under the commercial paper program, which totaled $100.0 million as of December 31, 2001.

(18) Contingencies

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a

[F-35]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification. The class has not been certified. The Company intends to defend this lawsuit vigorously.
On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 5, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of plan trustees who purchased variable annuities to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company which invested in mutual funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the mutual funds originally included in the plaintiffs’ annuities with “inferior” funds because the new funds purportedly paid more in revenue sharing. The amended complaint seeks disgourgement of fees by the Company and other unspecified compensatory damages. On November 15, 2001, the Company filed a motion to dismiss the amended complaint, which has not been decided. On December 3, 2001, the plaintiffs filed a motion for class certification. On January 15, 2002, the plaintiffs filed a response to the Company’s motion to dismiss the amended complaint. On February 22, 2002, the Company filed a reply in support of its motion to dismiss. The class has not been certified. The Company intends to defend this lawsuit vigorously.
There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

(19) Pending	Transaction

On August 8, 2001, NFS announced the signing of an agreement and plan of merger, whereby through a sponsored demutualization, it will acquire Provident Mutual Life Insurance Company (Provident) for $1.555 billion to be paid in a combination of NFS stock, policy credits and cash. The closing of the transaction is subject to various regulatory, NFS shareholder and Provident policyholder approvals.

(20) Segment	Information

The Company uses differences in products as the basis for defining its reportable segments. The Company reports four product segments: Individual Annuity, Institutional Products, Life Insurance and Asset Management.
The Individual Annuity segment consists of individual The BEST of AMERICA and private label deferred variable annuity products, deferred fixed annuity products, and income products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer

[F-36]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at a specified interest rate fixed for a prescribed periods.
The Institutional Products segment is comprised of the Company’s private and public sector group retirement plans and medium-term note programs. The private sector includes the 401(k) business generated through fixed and variable annuities, Nationwide Trust Company, FSB and The 401(k) Company. The public sector includes the IRC Section 457 business in the form of fixed and variable annuities as well as administration only business.
The Life Insurance segment consists of investment life products, including both individual variable life and COLI products, traditional life insurance products, universal life insurance and the Company’s investment in TGB Financial, a leading COLI producer. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.
The Asset Management segment consists of the Company’s investment advisor subsidiary, Gartmore Global Investments, Inc., formerly Villanova Capital, Inc. and beginning in 2001, results from the Company’s structured products initiatives.
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

[F-37]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following tables summarize the financial results of the Company’s business segments for the years ended December 31, 2001, 2000 and 1999.

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Asset Management	Corporate	Total

2001
Net investment income	$543.9	$847.8	$323.3	$2.4	$21.8	$1,739.2
Other operating revenue	557.8	274.3	511.5	122.6	1.4	1,467.6

Total operating revenue[1]	1,101.7	1,122.1	834.8	125.0	23.2	3,206.8

Interest credited to policyholder account balances	443.3	627.8	177.7	—	—	1,248.8
Amortization of deferred policy acquisition costs	220.2	47.6	80.3	—	—	348.1
Interest expense on debt and capital and preferred securities of subsidiary trusts	—	—	—	—	54.9	54.9
Other benefits and expenses	211.0	241.0	387.1	112.3	13.1	964.5

Total benefits and expenses	874.5	916.4	645.1	112.3	68.0	2,616.3

Operating income (loss) before federal income tax expense[1]	227.2	205.7	189.7	12.7	(44.8)	590.5
Net realized losses on investments, hedging instruments and hedged items[2]	—	—	—	—	(27.8)	(27.8)

Income (loss) before federal income tax expense and cumulative effect of adoption of accounting principles	$227.2	$205.7	$189.7	$12.7	$(72.6)	$562.7

Assets as of year end	$44,342.4	$34,218.4	$9,129.0	$172.9	$4,098.2	$91,960.9

[1]	Excludes net realized gains and losses on investments, hedging instruments and hedged items.
[2]	Realized gains related to securitization transactions are included in operating income.

[F-38]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Asset Management	Corporate	Total

2000
Net investment income	$486.2	$828.8	$289.2	$6.5	$57.7	$1,668.4
Other operating revenue	626.7	322.1	462.1	112.9	3.0	1,526.8

Total operating revenue[1]	1,112.9	1,150.9	751.3	119.4	60.7	3,195.2

Interest credited to policyholder account balances	397.9	628.8	157.2	—	—	1,183.9
Amortization of deferred policy acquisition costs	238.2	49.2	64.2	—	—	351.6
Interest expense on debt and capital and preferred securities of subsidiary trusts	—	—	—	—	48.5	48.5
Other benefits and expenses	200.5	248.3	368.8	114.9	29.9	962.4

Total benefits and expenses	836.6	926.3	590.2	114.9	78.4	2,546.4

Operating income (loss) before federal income tax expense[1]	276.3	224.6	161.1	4.5	(17.7)	648.8
Net realized losses on investments, hedging instruments and hedged items	—	—	—	—	(24.9)	(24.9)

Income (loss) before federal income tax expense and cumulative effect of adoption of accounting principles	$276.3	$224.6	$161.1	$4.5	$(42.6)	$623.9

Assets as of year end	$45,574.6	$37,302.2	$8,103.3	$181.7	$2,016.8	$93,178.6

1999
Net investment income	$459.0	$771.9	$253.1	$4.9	$41.6	$1,530.5
Other operating revenue	511.5	270.2	394.9	103.7	3.5	1,283.8

Total operating revenue[1]	970.5	1,042.1	648.0	108.6	45.1	2,814.3

Interest credited to policyholder account balances	385.0	580.9	130.5	—	—	1,096.4
Amortization of deferred policy acquisition costs	171.0	41.6	60.1	—	—	272.7
Interest expense on debt and capital and preferred securities of subsidiary trusts	—	—	—	—	47.2	47.2
Other benefits and expenses	160.1	218.1	334.7	85.7	15.6	814.2

Total benefits and expenses	716.1	840.6	525.3	85.7	62.8	2,230.5

Operating income (loss) before federal income tax expense[1]	254.4	201.5	122.7	22.9	(17.7)	583.8
Net realized losses on investments, hedging instruments and hedged items	—	—	—	—	(11.0)	(11.0)

Income (loss) before federal income tax expense and cumulative effect of adoption of accounting principles	$254.4	$201.5	$122.7	$22.9	$(28.7)	$572.8

Assets as of year end	$45,702.8	$39,127.6	$6,616.7	$183.9	$1,423.0	$93,054.0

[1]	Excludes net realized gains and losses on investments, hedging instruments and hedged items.

[F-39]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The Company has no significant revenue from customers located outside of the United States nor does the Company have any significant long-lived assets located outside the United States.

(21) Quarterly	Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000.

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2001
Operating revenue	$806.1	$804.9	$790.3	$805.5
Realized (losses) gains on investments, hedging instruments and hedged items:
Unrelated parties	(4.0)	1.9	(3.6)	(66.5)
Related party	—	—	44.4	—

Total revenues	802.1	806.8	831.1	739.0
Benefits and expenses	648.9	648.2	647.1	672.1

Income before federal income tax expense and cumulative effect of adoption of accounting principles	153.2	158.6	184.0	66.9
Federal income tax expense	40.7	42.4	51.4	8.3

Income before cumulative effect of adoption of accounting principles	112.5	116.2	132.6	58.6
Cumulative effect of adoption of accounting principles, net of tax	(4.8)	(2.3)	—	—

Net income	$107.7	$113.9	$132.6	$58.6

Basic earnings per common share	$0.84	$0.88	$1.03	$0.45
Diluted earnings per common share	$0.83	$0.88	$1.03	$0.45

2000
Operating revenue	$798.8	$788.0	$804.2	$804.2
Realized losses on investments, hedging instruments and hedged items	(3.0)	(10.4)	(2.9)	(8.6)

Total revenues	795.8	777.6	801.3	795.6
Benefits and expenses	641.8	624.9	637.1	642.6

Income before federal income tax expense	154.0	152.7	164.2	153.0
Federal income tax expense	49.2	48.5	47.5	43.8

Net income	$104.8	$104.2	$116.7	$109.2

Basic and diluted earnings per common share	$0.82	$0.81	$0.91	$0.84

[F-40]

SCHEDULE I
NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
(in millions)
As of December 31, 2001

Column A	Column B	Column C	Column D

Type of Investment	Cost	Market value	Amount at which shown in the consolidated balance sheet

Fixed maturity securities available-for-sale:
Bonds:
U.S. Government and government agencies and authorities	$2,284.6	$2,371.7	$2,371.7
States, municipalities and political subdivisions	7.6	7.9	7.9
Foreign governments	41.8	44.4	44.4
Public utilities	1,205.2	1,219.3	1,219.3
All other corporate	14,596.6	14,905.0	14,905.0

Total fixed maturity securities available-for-sale	18,135.8	18,548.3	18,548.3

Equity securities available-for-sale:
Common stocks:
Industrial, miscellaneous and all other	143.2	150.5	150.5
Non-redeemable preferred stock	—	—	—

Total equity securities available-for-sale	143.2	150.5	150.5

Mortgage loans on real estate, net	7,131.0		7,113.1[1]
Real estate, net:
Investment properties	138.0		116.7[2,4]
Acquired in satisfaction of debt	23.7		22.3[2]
Policy loans	592.7		592.7
Other long-term investments	90.6		86.7[3,5]
Short-term investments, including amounts managed by a related party	1,112.8		1,112.8

Total investments	$27,367.8		$27,743.1

[1]
Difference from Column B is primarily due to valuation allowances due to impairments on mortgage loans on real estate (see note 3 to the consolidated financial statements), hedges and commitment hedges on mortgage loans on real estate.

[2]	Difference from Column B primarily results from adjustments for accumulated depreciation.
[3]	Difference from Column B is primarily due to operating gains and/or losses of investments in limited partnerships.
[4]	Amount shown does not agree to the consolidated balance sheet due to an unconsolidated related party limited partnership investment in the amount of $33.0 million.
[5]	Amount shown does not agree to the consolidated balance sheet due to an unconsolidated related party investments in the amount of $38.3 million.

See accompanying independent auditors’ report.

[F-41]

SCHEDULE II
NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in thousands)
Condensed Balance Sheets

	December 31,

	2001	2000

Assets
Investment in subsidiaries	$3,912,672	$3,409,753
Short-term investments, including amounts managed by a related party	7,874	69,048
Long-term investments	13,043	10,000
Cash	—	11,777
Accrued investment income	855	105
Investment in surplus note from a subsidiary	300,000	—
Other assets	137,736	144,367

	$4,372,180	$3,645,050

Liabilities and Shareholders’ Equity
Long-term debt	$906,307	$607,703
Other liabilities	22,562	39,892

	928,869	647,595

Shareholders’ equity	3,443,311	2,997,455

	$4,372,180	$3,645,050

Condensed Statements of Income

	Years Ended December 31,

	2001	2000	1999

Revenues:
Dividends received from subsidiaries	$50,000	$176,000	$243,500
Investment income	5,365	4,630	5,062
Realized gains (losses) on investments, hedging instruments and hedged items	4,434	(5,000)	—

	59,799	175,630	248,562

Expenses:
Interest expense on long-term debt	50,191	48,318	47,900
Other operating expenses	11,645	9,494	3,515

	61,836	57,812	51,415

(Loss) income before federal income tax benefit	(2,037)	117,818	197,147
Federal income tax benefit	17,385	21,144	16,951

Income before equity in undistributed net income of subsidiaries	15,348	138,962	214,098
Equity in undistributed net income of subsidiaries	397,423	296,014	167,197

Net income	$412,771	$434,976	$381,295

See accompanying notes to condensed financial statements and independent auditors’ report.

[F-42]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT, Continued
(in thousands)
Condensed Statements of Cash Flows

	Years ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income	$412,771	$434,976	$381,295
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(397,423)	(296,014)	(167,197)
Amortization	11,038	8,979	2,737
Realized (gains) losses on investments, hedging instruments and hedged items	(4,434)	5,000	—
Other, net	(23,472)	57,353	(59,188)

Net cash (used in) provided by operating activities	(1,520)	210,294	157,647

Cash flows from investing activities:
Cash paid to acquire companies and capital contributed to subsidiaries	(10,000)	(22,575)	(221,607)
Cash paid to acquire surplus note from subsidiary	(300,000)	—	—
Other, net	61,174	(122,721)	111,259

Net cash used in investing activities	(248,826)	(145,296)	(110,348)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	296,625	—	—
Cash dividends paid	(61,840)	(56,720)	(46,269)
Other, net	3,784	2,131	(508)

Net cash provided by (used in) financing activities	238,569	(54,589)	(46,777)

Net (decrease) increase in cash	(11,777)	10,409	522
Cash, beginning of year	11,777	1,368	846

Cash, end of year	$—	$11,777	$1,368

See accompanying notes to condensed financial statements and independent auditors’ report.

[F-43]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT, Continued
(in thousands)
Notes to Condensed Financial Statements, Continued

(1) Organization and Presentation

Nationwide Financial Services, Inc. (NFS) is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the retirement savings operations of the Nationwide group of companies. On March 6, 1997, NFS sold, in an initial public offering, 23.6 million shares of its Class A common stock for net proceeds of $524,191 (the Equity Offering). In March 1997, NFS also sold, in companion public offerings, $300,000 of 8% Senior Notes (the Notes) and, Nationwide Financial Services Capital Trust (NFSCT), a wholly owned subsidiary of NFS, issued $100,000 of 7.899% Capital Securities (the Capital Securities). Concurrent with the sale of the Capital Securities by NFSCT, NFS sold to NFSCT $103,093 in principal amount of its 7.899% Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures). Aggregate net proceeds from the Equity Offering, the offering of the Notes and the sale of the 7.899% Junior Subordinated Debentures totaled $920,053. NFS contributed $836,780 and $3,093 of the proceeds to the capital of NLIC and NFSCT, respectively, and retained $80,180 of the proceeds for general corporate purposes.
Prior to the initial public offering, NFS was a wholly owned subsidiary of Nationwide Corporation (Nationwide Corp.). Nationwide Corp. continues to own all of the outstanding shares of Class B common stock, which represents approximately 97.7% of the combined voting power of the shareholders of NFS.
During 1996 and 1997, Nationwide Corp. and NFS completed certain transactions in anticipation of the initial public offering that focused the business of NFS on long-term savings and retirement products. On September 24, 1996, NLIC declared a dividend payable to Nationwide Corp. on January 1, 1997 consisting of the outstanding shares of common stock of certain subsidiaries that do not offer or distribute long-term savings or retirement products. In addition, during 1996, NLIC entered into two reinsurance agreements whereby all of NLIC’s accident and health and group life insurance business was ceded to two affiliates effective January 1, 1996. On January 27, 1997, Nationwide Corp. contributed the common stock of NLIC and three marketing and distribution companies to NFS. Additionally, NFS received a dividend from NLIC on February 24, 1997 and immediately thereafter paid a dividend to Nationwide Corp. consisting of securities with a fair value of $850,000.

(2) Long-term Debt and Guarantees

Long-term debt outstanding as of December 31, 2001 and 2000 consists of the following:

(in thousands)	2001	2000

8% Senior Notes due March 1, 2027 (net of unamortized discount of $1,558 in 2001 and $1,576 in 2000)	$298,442	$298,424
6.25% Senior Notes due November 15, 2011 (net of unamortized discount of $1,414 in 2001 and none in 2000)	298,586	—
7.899% Junior Subordinated Deferrable Interest Debentures due March 1, 2037	103,093	103,093
7.10% Junior Subordinated Deferrable Interest Debentures due October 31, 2028	206,186	206,186

	$906,307	$607,703

See accompanying independent auditors’ report.

[F-44]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT, Continued
(in thousands)
Notes to Condensed Financial Statements, Continued

The 8% senior notes are redeemable in whole or in part, at the option of NFS, at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The 6.25% senior notes are not redeemable prior to their maturity date. The senior notes are not subject to any sinking fund payments. The terms of the senior notes contain various restrictive covenants including limitations on the disposition of subsidiaries. As of December 31, 2001, NFS was in compliance with all such covenants. NFS made interest payments on the senior notes of $24,000 in 2001, 2000 and 1999.
The 7.899% Junior Subordinated Debentures are redeemable by NFS in whole at any time or in part from time to time at par plus an applicable make-whole premium. The 7.899% Junior Subordinated Debentures will mature or be called simultaneously with the Capital Securities. The Capital Securities, through obligations of NFS under the 7.899% Junior Subordinated Debentures, the Capital Securities Guarantee Agreement and the related Declaration of Trust and Indenture, are fully and unconditionally guaranteed by NFS. NFS made interest payments on the 7.899% Junior Subordinated Debentures of $8,143 in 2001, 2000 and 1999.
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
The Preferred Securities, through obligations of NFS under the 7.10% Junior Subordinated Debentures, the Preferred Securities Guarantee Agreement and the related Amended and Restated Declaration of Trust, are fully and unconditionally guaranteed by NFS. Distributions on the Preferred Securities are cumulative and payable quarterly beginning January 31, 1999. NFS made interest payments on the 7.10% Junior Subordinated Debentures of $14,639 in 2001, 2000 and 1999.

(3) Related Party Transactions

On December 19, 2001 the Company purchased a 7.50%, $300.00 million surplus note from NLIC, maturing on December 17, 2031. The fair value of the investment in the surplus note as of December 31, 2001 was $300.0 million. Principal and interest payments are subject to prior approval by the superintendent of insurance of the State of Ohio. The Company is scheduled to receive interest semi-annually on June 17 and December 17 of each year commencing June 17, 2002.
See accompanying independent auditors’ report.

[F-45]

SCHEDULE III
NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(in millions)
As of December 31, 2001, 2000 and 1999 and for each of the years then ended

Column A	Column B	Column C	Column D	Column E	Column F

Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue

2001: Individual Annuity	$1,971.5	$9,132.8			$60.9
Institutional Products	307.7	11,872.7			—
Life Insurance	1,025.2	4,252.3			190.2
Corporate	(90.7)	233.8			—

Total	$3,213.7	$25,491.6			$251.1

2000: Individual Annuity	$1,718.7	$7,068.5			$52.7
Institutional Products	293.7	10,944.0			—
Life Insurance	877.8	3,995.6			187.3
Corporate	(17.5)	235.2			—

Total	$2,872.7	$22,243.3			$240.0

1999: Individual Annuity	$1,526.8	$7,344.5			$26.8
Institutional Products	275.2	10,833.4			—
Life Insurance	702.9	3,519.9			194.0
Corporate	50.9	170.5			—

Total	$2,555.8	$21,868.3			$220.8

[1]	Unearned premiums and other policy claims and benefits payable are included in Column C amounts.

See accompanying independent auditors’ report.

[F-46]

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION, Continued
(in millions)
As of December 31, 2001, 2000 and 1999 and for each of the years then ended

Column A	Column G	Column H	Column I	Column J	Column K

Segment	Net investment income[1]	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[1]	Premiums written

2001: Individual Annuity	$543.9	$511.4	$220.2	$142.9
Institutional Products	847.8	627.8	47.6	241.0
Life Insurance	323.3	389.4	80.3	133.7
Asset Management	2.4	—	—	112.3
Corporate	21.8	—	—	13.1

Total	$1,739.2	$1,528.6	$348.1	$643.0

2000: Individual Annuity	$486.2	$451.9	$238.2	$146.5
Institutional Products	828.8	628.8	49.2	248.3
Life Insurance	289.2	344.8	64.2	136.7
Asset Management	6.5	—	—	114.9
Corporate	57.7	—	—	29.9

Total	$1,668.4	$1,425.5	$351.6	$676.3

1999: Individual Annuity	$459.0	$408.8	$171.0	$136.3
Institutional Products	771.9	580.9	41.6	218.1
Life Insurance	253.1	317.1	60.1	105.7
Asset Management	4.9	—	—	85.7
Corporate	41.6	—	—	15.6

Total	$1,530.5	$1,306.8	$272.7	$561.4

[1]
Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

See accompanying independent auditors’ report.

[F-47]

SCHEDULE IV
NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
REINSURANCE
(in millions)
As of December 31, 2001, 2000 and 1999 and for each of the years then ended

Column A	Column B	Column C	Column D	Column E	Column F

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

2001:
Life insurance in-force	$107,765.8	$37,331.3	$17.1	$70,451.6	0.0%
Premiums:
Life insurance[1]	$264.9	$14.0	$0.2	$251.1	0.1%
Accident and health insurance	176.4	182.2	5.8	—	N/A

Total	$441.3	$196.2	$6.0	$251.1	2.4%

2000:
Life insurance in-force	$95,475.2	$31,101.6	$16.4	$64,390.0	0.0%
Premiums:
Life insurance[1]	$254.6	$14.8	$0.2	$240.0	0.1%
Accident and health insurance	150.8	156.8	6.0	—	N/A

Total	$405.4	$171.6	$6.2	$240.0	2.6%

1999:
Life insurance in-force	$84,845.3	$26,296.5	$14.9	$58,563.7	0.0%
Premiums:
Life insurance[1]	$242.2	$22.6	$1.2	$220.8	0.6%
Accident and health insurance	134.9	142.8	7.9	—	N/A

Total	$377.1	$165.4	$9.1	$220.8	4.2%

[1]
The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.

See accompanying independent auditors’ report.

[F-48]

SCHEDULE V
NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in millions)
Years ended December 31, 2001, 2000 and 1999

Column A	Column B	Column C		Column D	Column E

Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions[1]	Balance at end of period

2001:
Valuation allowances—mortgage loans on real estate	$45.3	$(1.2)	$—	$1.2	$42.9
Valuation allowances—real estate	5.2	—	—	5.2	—

Total	$50.5	$(1.2)	$—	$6.4	$42.9

2000:
Valuation allowances—mortgage loans on real estate	$44.4	$4.1	$—	$3.2	$45.3
Valuation allowances—real estate	5.5	0.4	—	0.7	5.2

Total	$49.9	$4.5	$—	$3.9	$50.5

1999:
Valuation allowances—fixed maturity securities	$7.5	$—	$—	$7.5	$—
Valuation allowances—mortgage loans on real estate	42.4	0.7	1.3[2]	—	44.4
Valuation allowances—real estate	5.4	0.9	—	0.8	5.5

Total	$55.3	$1.6	$1.3	$8.3	$49.9

[1]	Amounts represent direct write-downs charged against the valuation allowance.
[2]	Allowance on acquired mortgage loans.

See accompanying independent auditors’ report.

[F-49]