Form 10-Q
period 2002-03-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2002-05-13
CIK 1029786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002       COMMISSION FILE NO. 1-12785


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

The number of shares outstanding of each of the registrant's classes of common stock on May 3, 2002 was as follows:


        CLASS A COMMON STOCK (par value $0.01 per share) - 24,255,186 shares issued and outstanding
                (Title of Class)

        CLASS B COMMON STOCK (par value $0.01 per share) - 104,745,000 shares issued and outstanding
                (Title of Class)

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX




PART I       FINANCIAL INFORMATION

             Item 1      Unaudited Consolidated Financial Statements                                            3

             Item 2      Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                              14

             Item 3      Quantitative and Qualitative Disclosures About Market Risk                            34

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                                     35

             Item 2      Changes in Securities                                                                 35

             Item 3      Defaults Upon Senior Securities                                                       35

             Item 4      Submission of Matters to a Vote of Security Holders                                   35

             Item 5      Other Information                                                                     35

             Item 6      Exhibits and Reports on Form 8-K                                                      35

SIGNATURE                                                                                                      36

                         PART I - FINANCIAL INFORMATION

ITEM 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)
                     (in millions, except per share amounts)


                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                            ----------------------------------
                                                                                                 2002               2001
==============================================================================================================================
REVENUES
  Policy charges                                                                               $  256.9           $  267.9
  Life insurance premiums                                                                          60.7               63.9
  Net investment income                                                                           443.8              426.2
  Net realized losses on investments, hedging instruments and hedged items                         (4.3)              (4.0)
  Other                                                                                            55.5               48.1
------------------------------------------------------------------------------------------------------------------------------
                                                                                                  812.6              802.1
------------------------------------------------------------------------------------------------------------------------------

BENEFITS AND EXPENSES
  Interest credited to policyholder account values                                                297.8              302.2
  Other benefits and claims                                                                        72.5               65.0
  Policyholder dividends on participating policies                                                 11.7               10.5
  Amortization of deferred policy acquisition costs                                                84.8               94.2
  Interest expense on debt and capital and preferred securities of subsidiary trusts               16.7               14.1
  Other operating expenses                                                                        186.2              162.9
------------------------------------------------------------------------------------------------------------------------------
                                                                                                  669.7              648.9
------------------------------------------------------------------------------------------------------------------------------

    Income before federal income tax expense and cumulative effect of adoption of
        accounting principle                                                                      142.9              153.2
Federal income tax expense                                                                         37.0               40.7
------------------------------------------------------------------------------------------------------------------------------
     Income before cumulative effect of adoption of accounting principle                          105.9              112.5
Cumulative effect of adoption of accounting principle, net of tax                                   -                 (4.8)
------------------------------------------------------------------------------------------------------------------------------
    Net income                                                                                 $  105.9           $  107.7
==============================================================================================================================

NET INCOME PER COMMON SHARE
  Basic                                                                                        $   0.82           $   0.84
  Diluted                                                                                      $   0.82           $   0.83

Weighted average common shares outstanding                                                        128.9              128.8
Weighted average diluted common shares outstanding                                                129.2              129.1



See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                     (in millions, except per share amounts)


                                                                                        (UNAUDITED)         DECEMBER 31,
                                                                                      MARCH 31, 2002            2001
============================================================================================================================
ASSETS
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity securities (cost $19,050.0 in 2002; $18,135.8 in 2001)                 $ 19,312.5         $ 18,548.3
    Equity securities (cost $147.6 in 2002; $143.2 in 2001)                                    152.6              150.5
  Mortgage loans on real estate, net                                                         7,222.2            7,113.1
  Real estate, net                                                                             167.8              172.0
  Policy loans                                                                                 600.7              592.7
  Other long-term investments                                                                  118.4              125.0
  Short-term investments, including amounts managed by a related party                         812.1            1,112.8
----------------------------------------------------------------------------------------------------------------------------
                                                                                            28,386.3           27,814.4
----------------------------------------------------------------------------------------------------------------------------

Cash                                                                                            61.9               65.0
Accrued investment income                                                                      321.8              309.7
Deferred policy acquisition costs                                                            3,337.4            3,213.7
Goodwill                                                                                       133.1              130.0
Other assets                                                                                   840.6              781.4
Assets held in separate accounts                                                            60,164.3           59,646.7
----------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 93,245.4         $ 91,960.9
============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits and claims                                                         $ 26,435.2         $ 25,491.6
Short-term debt                                                                                279.9              100.0
Long-term debt                                                                                 597.1              597.0
Other liabilities                                                                            2,003.2            2,382.3
Liabilities related to separate accounts                                                    60,164.3           59,646.7
----------------------------------------------------------------------------------------------------------------------------
                                                                                            89,479.7           88,217.6
----------------------------------------------------------------------------------------------------------------------------
NFS-obligated mandatorily redeemable capital and preferred securities
  of subsidiary trusts holding solely junior subordinated debentures of NFS                    300.0              300.0
----------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock, $.01 par value. Authorized 50.0 million shares; no shares
    issued and outstanding                                                                       -                  -
  Class A common stock, $.01 par value. Authorized 750.0 million shares,
    24.2 million shares issued and outstanding                                                   0.2                0.2
  Class B common stock, $.01 par value. Authorized 750.0 million shares,
    104.7 million shares issued and outstanding                                                  1.0                1.0
  Additional paid-in capital                                                                   647.4              646.5
  Retained earnings                                                                          2,690.0            2,598.8
  Accumulated other comprehensive income                                                       132.0              202.5
  Other                                                                                         (4.9)              (5.7)
----------------------------------------------------------------------------------------------------------------------------
                                                                                             3,465.7            3,443.3
----------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 93,245.4         $ 91,960.9
============================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                   Three Months Ended March 31, 2002 and 2001
                                  (in millions)


                                                                                          ACCUMULATED
                                    CLASS A       CLASS B     ADDITIONAL                     OTHER                        TOTAL
                                     COMMON       COMMON       PAID-IN      RETAINED     COMPREHENSIVE                SHAREHOLDERS'
                                     STOCK         STOCK       CAPITAL      EARNINGS     INCOME (LOSS)     OTHER         EQUITY
====================================================================================================================================
Balance as of January 1, 2001         $ 0.2        $ 1.0        $ 640.8    $ 2,245.5      $  114.5         $ (4.5)     $ 2,997.5

Comprehensive income:
    Net income                          -            -              -          107.7           -              -            107.7
    Net unrealized gains on
       securities
       available-for-sale
       arising during the period,
       net of tax                       -            -              -            -           107.8            -            107.8
    Cumulative effect of adoption
       of accounting principle,
       net of tax                       -            -              -            -            (3.6)           -             (3.6)
    Accumulated net gains on cash
       flow hedges, net of tax          -            -              -            -             0.7            -              0.7
                                                                                                                       ------------
    Total comprehensive income                                                                                             212.6
                                                                                                                       ------------
Cash dividends declared                 -            -              -          (15.5)          -              -            (15.5)
Other, net                              -            -              4.3          1.2           -             (3.3)           2.2
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of March 31, 2001          $ 0.2        $ 1.0        $ 645.1    $ 2,338.9      $  219.4         $ (7.8)     $ 3,196.8
-----------------------------------------------------------------------------------------------------------------------------------


BALANCE AS OF JANUARY 1, 2002         $ 0.2        $ 1.0        $ 646.5    $ 2,598.8      $  202.5         $ (5.7)     $ 3,443.3

Comprehensive income:
    Net income                          -            -              -          105.9           -              -            105.9
    Net unrealized losses on
       securities
       available-for-sale
       arising during the period,
       net of tax                       -            -              -            -           (76.3)           -            (76.3)
    Accumulated net gains on cash
       flow hedges, net of tax          -            -              -            -             5.8            -              5.8
                                                                                                                       ------------
    Total comprehensive income                                                                                              35.4
                                                                                                                       ------------
Cash dividends declared                 -            -              -          (15.5)          -              -            (15.5)
Other, net                              -            -              0.9          0.8           -              0.8            2.5
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 2002          $ 0.2        $ 1.0        $ 647.4    $ 2,690.0       $ 132.0         $ (4.9)     $ 3,465.7
===================================================================================================================================



See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                   Three Months Ended March 31, 2002 and 2001
                                  (in millions)


                                                                                                2002              2001
==========================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                              $     105.9         $   107.7
  Adjustments to reconcile net income to net cash provided by operating activities:
    Interest credited to policyholder account values                                            297.8             302.2
    Capitalization of deferred policy acquisition costs                                        (173.5)           (200.8)
    Amortization of deferred policy acquisition costs                                            84.8              94.2
    Amortization and depreciation                                                                (3.3)             (4.0)
    Realized losses on investments, hedging instruments and hedged items                          4.3               4.0
    Cumulative effect of adoption of accounting principle                                         -                 7.4
    Increase in accrued investment income                                                       (12.1)            (21.5)
    (Increase) decrease in other assets                                                         (49.0)              9.4
    Increase in policy liabilities                                                               10.4               5.3
    (Decrease) increase in other liabilities                                                    (32.0)            121.3
    Other, net                                                                                   28.8               0.3
--------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                                 262.1             425.5
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available-for-sale                                     1,201.9             907.2
  Proceeds from sale of securities available-for-sale                                           410.4              34.7
  Proceeds from repayments of mortgage loans on real estate                                     207.4             190.9
  Proceeds from sale of real estate                                                              16.5               0.1
  Proceeds from repayments of policy loans and sale of other invested assets                     14.7              29.3
  Cost of securities available-for-sale acquired                                             (2,536.1)         (1,262.5)
  Cost of mortgage loans on real estate acquired                                               (333.6)           (354.0)
  Cost of real estate acquired                                                                    -                (0.1)
  Short-term investments, net                                                                   300.7            (191.8)
  Collateral received - securities lending, net                                                (309.2)              -
  Other, net                                                                                    (39.3)             46.5
--------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                                  (1,066.6)           (599.7)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Change in short-term debt                                                                     179.9              60.3
  Cash dividends paid                                                                           (15.5)            (15.4)
  Increase in investment and universal life insurance product account values                  1,728.9           1,283.9
  Decrease in investment and universal life insurance product account values                 (1,093.5)         (1,167.9)
  Other, net                                                                                      1.6               1.5
--------------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                                 801.4             162.4
--------------------------------------------------------------------------------------------------------------------------

Net decrease in cash                                                                             (3.1)            (11.8)

Cash, beginning of period                                                                        65.0              62.7
--------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                       $      61.9         $    50.9
==========================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                        Three Months Ended March 31, 2002

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries (NFS or collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K.

(2)  EARNINGS PER SHARE

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

     The calculations of basic and diluted earnings per share are as follows:


                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      ----------------------------
           (in millions, except per share amounts)                                         2002            2001
           =======================================================================================================
           Basic and diluted income before cumulative effect of adoption
               of accounting principle                                                $    105.9      $    112.5
           Cumulative effect of adoption of accounting principle, net of tax                 -              (4.8)
           -------------------------------------------------------------------------------------------------------
           Basic and diluted net income                                               $    105.9      $    107.7
           =======================================================================================================

           Weighted average common shares outstanding - basic                              128.9           128.8
           Dilutive effect of stock options                                                  0.3             0.3
           -------------------------------------------------------------------------------------------------------
           Weighted average common shares outstanding - diluted                            129.2           129.1
           =======================================================================================================

           Income before cumulative effect of adoption of accounting principle per common share:
             Basic                                                                    $      0.82     $      0.88
             Diluted                                                                  $      0.82     $      0.87

           Cumulative effect of adoption of accounting principle per common share, net of tax:
             Basic                                                                    $      -        $     (0.04)
             Diluted                                                                  $      -        $     (0.04)

           Net income per common share:
             Basic                                                                    $      0.82     $      0.84
             Diluted                                                                  $      0.82     $      0.83

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

(3)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets (APB 17) and carries forward provisions in APB 17 related to internally developed intangible assets. SFAS 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach.

     The Company adopted SFAS 142 on January 1, 2002. The amortization of goodwill from past business combinations ceased upon adoption of this statement. At the time of adoption, the Company had unamortized goodwill of $130.0 million. In accordance with the transitional provisions of SFAS 142, the Company is required to evaluate all existing goodwill and intangible assets with indefinite lives for impairment within six months of the date of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the cumulative effect of a change in accounting principle. See Note 4 for additional disclosures.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). SFAS 144 was adopted by the Company on January 1, 2002 and carries forward many of the provisions of SFAS 121 and APB 30 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. Under SFAS 144, if a long-lived asset is part of a group that includes other assets and liabilities, then the provisions of SFAS 144 apply to the entire group. In addition, SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. The adoption of SFAS 144 did not have a material impact on the results of operations or financial position of the Company.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

(4)  GOODWILL

     Changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2002 were as follows:


                                            INDIVIDUAL   INSTITUTIONAL       LIFE             ASSET
         (in millions)                        ANNUITY       PRODUCTS       INSURANCE       MANAGEMENT       CORPORATE      TOTAL
         ===========================================================================================================================
         Balance as of January 1, 2002      $      -       $    35.8       $    70.3      $   23.9          $    -        $  130.0
         Goodwill acquired (see note 8)            -             3.1            -              -                 -             3.1
         ---------------------------------------------------------------------------------------------------------------------------
           Balance as of March 31, 2002     $      -       $    38.9       $    70.3      $   23.9          $    -        $  133.1
         ===========================================================================================================================

     Management is currently evaluating whether any existing goodwill is impaired. Consistent with the provisions of SFAS 142, this evaluation will be completed by the end of the second quarter of 2002.

     Below is a calculation of reported net income, basic earnings per share and diluted earnings per share adjusted for the effect of amortization expense for the three months ended March 31, 2001.


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     ---------------------------
          (in millions, except per share amounts)                        2002          2001
          ======================================================================================
          Net income, as originally reported                         $    105.9      $  107.7
          Exclude goodwill amortization expense, net of tax                 -             2.8
          --------------------------------------------------------------------------------------
              Adjusted net income                                    $    105.9      $  110.5
          ======================================================================================

          BASIC EARNINGS PER SHARE:
          As originally reported                                     $      0.82     $    0.84
          Exclude goodwill amortization expense                             -             0.02
          --------------------------------------------------------------------------------------
              As adjusted                                            $      0.82     $    0.86
          ======================================================================================

          DILUTED EARNINGS PER SHARE:
          As originally reported                                     $      0.82     $    0.83
          Exclude goodwill amortization expense                             -             0.02
          --------------------------------------------------------------------------------------
              As adjusted                                            $      0.82     $    0.85
          ======================================================================================

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

(5)      COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes net income as well as certain items that are reported directly within separate components of shareholders' equity that bypass net income. Other comprehensive income
         (loss) is comprised of unrealized gains (losses) on securities available-for-sale and accumulated net losses on cash flow hedges. The related before and after federal income tax amounts are as follows:


                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     -------------------------------
         (in millions)                                                                    2002            2001
         ===========================================================================================================
         Unrealized (losses) gains on securities available-for-sale arising during the period:
              Gross                                                                  $    (157.1)      $   226.8
              Adjustment to deferred policy acquisition costs                               35.0           (65.1)
              Related federal income tax benefit (expense)                                  42.7           (56.6)
         -----------------------------------------------------------------------------------------------------------
                   Net                                                                     (79.4)          105.1
         -----------------------------------------------------------------------------------------------------------

         Reclassification adjustment for net losses on securities
            available-for-sale realized during the period:
              Gross                                                                          4.8             4.2
              Related federal income tax benefit                                            (1.7)           (1.5)
         -----------------------------------------------------------------------------------------------------------
                   Net                                                                       3.1             2.7
         -----------------------------------------------------------------------------------------------------------

         Other comprehensive (loss) income on securities available-for-sale                (76.3)          107.8
         -----------------------------------------------------------------------------------------------------------

         Accumulated net gain on cash flow hedges:
               Gross                                                                         9.0             1.1
               Related federal income tax expense                                           (3.2)           (0.4)
         -----------------------------------------------------------------------------------------------------------
                    Other comprehensive income on cash flow hedges                           5.8             0.7
         -----------------------------------------------------------------------------------------------------------

         Accumulated net loss on transition adjustment:
               Transition adjustment - SFAS 133                                              -              (5.6)
               Related federal income tax benefit                                            -               2.0
         -----------------------------------------------------------------------------------------------------------
                    Other comprehensive loss on transition adjustment                        -              (3.6)
         -----------------------------------------------------------------------------------------------------------
         Total other comprehensive (loss) income                                     $     (70.5)      $   104.9
         ===========================================================================================================

         Reclassification adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the first three months of 2002 and 2001 and, therefore, are not reflected in the table above.

(6)      SECURITIZATION TRANSACTION

         During the first quarter of 2002, the Company sold a credit enhanced equity interest in a Low Income Housing Tax Credit Fund (Fund) to a third party for $55.3 million. The Company recognized $3.1 million of structuring fee income related to this transaction. Additionally, $1.6 million of net proceeds are being held as a stabilization reserve for certain properties that are not currently generating the underlying tax credits. This amount will be evaluated regularly and will be recognized in income if and when the properties begin generating tax credits and the related cash flow projections no longer require such reserves. As part of this transaction, the Company has provided a cumulative guaranteed 5.25% return to the third party investor as it relates to the tax credit flows over the life of the transaction. The Company does not anticipate making any payments related to the guarantee provision provided by this transaction.

(7)      SEGMENT DISCLOSURES

         The Company uses differences in products as the basis for defining its reportable segments. The Company reports four product segments:
         Individual Annuity, Institutional Products, Life Insurance and Asset Management.

         The Individual Annuity segment consists of individual The BEST of AMERICA(R) and private label deferred variable annuity products, deferred fixed annuity products and income products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at specified interest rates fixed for prescribed periods.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

         The Institutional Products segment is comprised of the Company's private and public sector group retirement plans and medium-term note program. The private sector includes the 401(k) business generated through fixed and variable annuities, Nationwide Trust Company, FSB and The 401(k) Company. The public sector includes the Internal Revenue Code (IRC) Section 457 business in the form of fixed and variable annuities as well as administration-only business.

         The Life Insurance segment consists of investment life products, including both individual variable life and corporate-owned life insurance products (COLI), traditional life insurance products, universal life insurance and the Company's investment in TBG Insurance Services Corporation (TBG Financial), a leading COLI producer. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

         The Asset Management segment consists of the Company's investment advisor subsidiary, Gartmore Global Investments, Inc., and results from the Company's structured products initiatives.

         In addition to the product segments, the Company reports a Corporate segment. The Corporate segment includes net investment income not allocated to the four product segments, unallocated expenses, interest expense on debt and in 2001, goodwill amortization. In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items in the Corporate segment.

         The following table summarizes the financial results of the Company's business segments for the three months ended March 31, 2002 and 2001.


                                                Individual   Institutional       Life           Asset
       (in millions)                              Annuity      Products       Insurance       Management     Corporate     Total
       ============================================================================================================================
              2002
       Net investment income                   $   155.5     $   196.4         $   80.0         $  0.2        $   11.7    $   443.8
       Other operating revenue                     132.8          70.2            134.8           35.2             0.1        373.1
       ----------------------------------------------------------------------------------------------------------------------------
          Total operating revenue (1)              288.3         266.6            214.8           35.4            11.8        816.9
       ----------------------------------------------------------------------------------------------------------------------------
       Interest credited to policyholder
          account values                           118.9         133.2             45.7           --              --          297.8
       Amortization of deferred policy
          acquisition costs                         53.7          10.2             20.9           --              --           84.8
       Interest expense on debt and
          capital and preferred
          securities of subsidiary
          trusts                                    --            --               --             --              16.7         16.7
       Other benefits and expenses                  62.4          68.0            107.5           29.0             3.5        270.4
       ----------------------------------------------------------------------------------------------------------------------------
          Total benefits and expenses              235.0         211.4            174.1           29.0            20.2        669.7
       ----------------------------------------------------------------------------------------------------------------------------
       Operating income (loss) before
          federal income tax expense (1)            53.3          55.2             40.7            6.4            (8.4)       147.2
       Net realized losses on investments,
          hedging instruments and
          hedged items                              --            --               --             --              (4.3)        (4.3
       ----------------------------------------------------------------------------------------------------------------------------
       Income (loss) before federal
          income tax expense and
          cumulative effect of adoption
          of accounting principle              $    53.3     $    55.2         $   40.7         $  6.4        $  (12.7)   $   142.9
       ============================================================================================================================

       Assets as of period end                 $45,324.8     $34,319.5         $9,582.9         $167.5        $3,850.7    $93,245.4
       ============================================================================================================================

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES


                                              Individual   Institutional       Life           Asset
         (in millions)                          Annuity      Products       Insurance       Management     Corporate       Total
         ===========================================================================================================================
         2001
         Net investment income                  $   125.7    $    211.8     $    79.9        $    0.7      $    8.1    $    426.2
         Other operating revenue                    144.2          72.7         133.0            29.6           0.4         379.9
         ---------------------------------------------------------------------------------------------------------------------------
            Total operating revenue(1)              269.9         284.5         212.9            30.3           8.5         806.1
         ---------------------------------------------------------------------------------------------------------------------------
         Interest credited to policyholder
            account values                          101.3         158.1          42.8             -             -           302.2
         Amortization of deferred policy
            acquisition costs                        57.7          12.8          23.7             -             -            94.2
         Interest expense on debt and
            capital and preferred
            securities of subsidiary trusts           -             -             -               -            14.1          14.1
         Other benefits and expenses                 50.4          60.5          94.3            28.9           4.3         238.4
         ---------------------------------------------------------------------------------------------------------------------------
            Total benefits and expenses             209.4         231.4         160.8            28.9          18.4         648.9
         ---------------------------------------------------------------------------------------------------------------------------
         Operating income (loss) before
            federal income tax expense (1)           60.5          53.1          52.1             1.4          (9.9)        157.2
         Net realized losses on investments,
            hedging instruments and
            hedged items                              -             -              -               -           (4.0)         (4.0)
         ---------------------------------------------------------------------------------------------------------------------------
         Income (loss) before federal
            income tax expense and
            cumulative effect of adoption
            of accounting principle             $    60.5    $    53.1      $    52.1        $    1.4      $  (13.9)   $   153.2
         ===========================================================================================================================

         Assets as of period end                $41,932.2    $34,161.0      $ 8,285.1        $  176.6      $2,479.0    $87,033.9
         ===========================================================================================================================

         ----------
         (1) Excludes net realized gains and losses on investments, hedging instruments and hedged items.

(8)      CONTINGENCIES

         On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification, which has not been certified. The Company is opposing this motion. On February 9, 2002, Marcus Shore withdrew as a named plaintiff in the lawsuit. On April 16, 2002, the Company filed a motion for summary judgement on the individual claims of plaintiff Mercedes Castillo. The Company intends to defend this lawsuit vigorously.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

         On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 5, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of plan trustees who purchased variable annuities to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company which invested in mutual funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the mutual funds originally included in the plaintiffs' annuities with "inferior" funds because the new funds purportedly paid more in revenue sharing. The amended complaint seeks disgourgement of fees by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney fees. On November 15, 2001, the Company filed a motion to dismiss the amended complaint, which has not been decided. On December 3, 2001, the plaintiffs filed a motion for class certification. On January 15, 2002, the plaintiffs filed a response to the Company's motion to dismiss the amended complaint. On February 22, 2002, the Company filed a reply memorandum in support of its motion to dismiss. On March 12, 2002, the plaintiffs filed a response to the Company's reply memorandum. On March 19, 2002, the Company filed a supplemental memorandum in support of its motion to dismiss. The class has not been certified. The Company intends to defend this lawsuit vigorously.

         There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

(9)      RELATED PARTY TRANSACTIONS

         The Company has entered into significant, recurring transactions and agreements with Nationwide Mutual Insurance Company (NMIC) and other affiliates as part of its ongoing operations. The nature of the transactions and agreements includes: annuity and life insurance contracts, a tax sharing agreement, reinsurance agreements, cost sharing agreements, administration services, marketing agreements, office space leases, intercompany repurchase agreements and cash management services. The transactions and agreements are described more fully in note 16 to the consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K. During 2002, there have been no material changes to the nature and amounts of these transactions.

         On February 5, 2002 NFS purchased the remaining 10% of The 401(k) Companies, Inc. for $3.9 million from existing shareholders. The shareholders primarily consisted of management and employees of The 401(k) Companies, Inc.

(10)     PENDING TRANSACTION

         On August 8, 2001, NFS announced the signing of an agreement and plan of merger, whereby through a sponsored demutualization, it will acquire Provident Mutual Life Insurance Company (Provident). The purchase price is expected to be approximately $1.527 billion to be paid in a combination of NFS stock, policy credits and cash. The closing of the transaction is subject to various regulatory, NFS shareholder and Provident policyholder approvals and is currently expected to occur in the third quarter of 2002.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         INTRODUCTION

         The following analysis of unaudited consolidated results of operations and financial condition of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

         NFS is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies (Nationwide). The Company is a leading provider of long-term savings and retirement products in the United States of America. The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans and other investment products sold to institutions, life insurance, mutual funds and other asset management services. The Company markets its products through a diverse distribution network, including independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists, Nationwide Retirement Solutions, The 401(k) Company and Nationwide agents.

         Management's discussion and analysis (MD&A) contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities: (i) change in Nationwide's control of the Company through its beneficial ownership of approximately 97.7% of the combined voting power of all the outstanding common stock and approximately 81.3% of the economic interest in the Company; (ii) the Company's primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the Company's subsidiaries to pay such dividends; (iii) the potential impact on the Company's reported net income that could result from the adoption of certain accounting standards issued by the Financial Accounting Standards Board; (iv) tax law changes impacting the tax treatment of life insurance and investment products; (v) the repeal of federal estate tax; (vi) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (vii) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (viii) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (ix) inability to carry out marketing and sales plans, including, among others, development of new products and/or changes to certain existing products and acceptance of the new and/or revised products in the market; (x) changes in interest rates and the capital markets causing a reduction of investment income and/or asset fees, reduction in the value of the Company's investment portfolio or a reduction in the demand for the Company's products; (xi) general economic and business conditions which are less favorable than expected; (xii) competitive, regulatory or tax changes that affect the cost of, or demand for the Company's products; (xiii) unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations; and (xiv) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts.

         BUSINESS OUTLOOK

         As part of the Company's disclosure procedures, the Company has incorporated a business outlook section as a permanent part of its quarterly earnings release, conference call and MD&A. As such, the following statements, which were published on April 30, 2002 as part of the Company's earnings release, are forward-looking, based on business conditions that existed as of March 31, 2002 and do not consider any potential financial impact from the proposed transaction with Provident. Due to the inherent difficulty in forecasting the short-term performance of the equity markets, as measured by the S&P 500 Index, and the related performance of the Company's separate account values, the information provided below incorporates a range of possible results that are intended to illustrate the sensitivity of the Company's revenue and earnings to the ultimate performance of the equity markets. To the extent that actual equity market performance varies from that assumed in the illustration below, our results will vary accordingly.

         - For the full year 2002, should the equity markets and the related performance of our separate account assets achieve a return of 0 to 8 percent, earned evenly throughout the year, operating earnings per share should be within a range of $3.35 to $3.50.

         - Utilizing the same equity market assumptions noted above, revenue growth should be within a range of 5 to 7 percent and return on equity should be within a range of 12 to 13 percent for the full year 2002.

         - Consistent with the realization of certain tax minimization strategies, the Company's effective tax rate is expected to be approximately 26 percent for the full year 2002.

         The Company's ability to meet the indicated outlook and expectations is subject to the factors described in the introduction section immediately above. Following the end of each quarter, the Company has a "quiet period" when it no longer publishes or updates its current expectations and forecasts and Company representatives will not comment concerning the Company's financial results or expectations. The quiet period will extend until the day when the Company's next earnings release is published. Prior to the start of the next quiet period (July 8, 2002), investors can continue to rely on the earnings release and web site as still being the Company's current expectations on matters covered, unless the Company publishes a notice stating otherwise.

         CRITICAL ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates.

         The most critical estimates include those used in determining impairment losses on investments, valuation allowances for mortgage loans on real estate, deferred policy acquisition costs for investment products and universal life insurance products and federal income taxes.

         Impairment Losses on Investments

         Management regularly reviews its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security's fair value has been below amortized cost/cost, and by how much, specific credit issues related to the issuer and current economic conditions. Impairment losses result in a reduction of the cost basis of the underlying investment.

         Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

         Significant changes in the factors the Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the unaudited consolidated financial statements.

         Valuation Allowances on Mortgage Loans on Real Estate

         The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the estimated value of the mortgage loan. Estimated value is based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. Loans in foreclosure and loans considered impaired are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

         The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by the Company to absorb estimated credit losses. The Company's periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. Significant changes in the factors the Company considers in determining the valuation allowance on mortgage loans on real estate could result in a significant change in the provision for valuation allowance reported in the unaudited consolidated financial statements.

         Deferred Policy Acquisition Costs for Investment Products and Universal Life Insurance Products

         The costs of acquiring new and renewal business, principally commissions, certain expenses of the policy issue and underwriting department and certain variable sales expenses that relate to and vary with the production of new or renewal business have been deferred. Deferred policy acquisition costs (DAC) are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each accounting period.

         For investment products and universal life insurance products, deferred policy acquisition costs are being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest spreads, asset fees, cost of insurance, policy administration and surrender charges. For years in which gross profits are negative, deferred policy acquisition costs are amortized based on the present value of gross revenues. The Company regularly reviews the estimated future gross profits and revises such estimates when appropriate. The cumulative change in amortization as a result of changes in estimates to reflect current best estimates is recorded as a charge or credit to amortization expense. The most significant assumptions that are involved in the estimation of future gross profits include future investment performance and surrender/lapse rates. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a significant charge or credit to amortization expense. Deferred policy acquisition costs are adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale.

         Federal Income Taxes

         The Company provides for federal income taxes based on amounts the Company believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain expenses and the realization of certain tax credits. In the event the ultimate deductibility of certain expenses or the realization of certain tax credits differ from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the unaudited consolidated financial statements.

         Recently Issued Accounting Pronouncements

         See note 3 to the unaudited consolidated financial statements for a discussion of recently issued accounting pronouncements.

         RESULTS OF OPERATIONS

         Revenues

         Total operating revenues, which excludes net realized gains and losses on investments, hedging instruments and hedged items, for first quarter 2002 increased to $816.9 million compared to $806.1 million for the same period in 2001.

         Policy charges include asset fees, which are primarily earned from separate account values generated from sales of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products; administrative fees, which include fees charged per contract on a variety of the Company's products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period for annuity and certain life insurance contracts.

         Policy charges for the first quarter of 2002 and 2001 were as follows:


                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                  -------------------------------
         (in millions)                                                2002            2001
         ========================================================================================
         Asset fees                                               $  147.7         $  159.7
         Cost of insurance charges                                    55.4             46.6
         Administrative fees                                          37.8             41.3
         Surrender fees                                               16.0             20.3
         ----------------------------------------------------------------------------------------
           Total policy charges                                   $  256.9         $  267.9
         ========================================================================================

         The decline in asset fees reflects a decrease in total average separate account values of $2.45 billion (4%) in first quarter 2002 compared to a year ago. Market depreciation on investment options underlying variable annuity and investment life insurance products as a result of the sharp declines in the equity markets, partially offset by net flows into these products, resulted in the decrease in average separate account values.

         Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The amount charged is based on the insured's age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk as a result of new sales of corporate and individual investment life insurance products and favorable persistency of in-force business. The net amount at risk related to corporate and individual investment life insurance grew to $34.35 billion as of March 31, 2002 compared to $29.85 billion a year ago.

         The decline in administrative fees in first quarter 2002 compared to first quarter 2001 is primarily attributable to lower premium loads due to a decline in life insurance premiums.

         Net investment income includes the investment income earned on investments supporting fixed annuities and certain life insurance products as well as invested assets not allocated to product segments, net of related investment expenses. Net investment income grew from $426.2 million in the first quarter of 2001 to $443.8 million in the first quarter of 2002. The increase in net investment income was primarily due to increased invested assets to support growth in individual fixed annuity, the medium-term note program and life insurance policy reserves, partially offset by lower yields due to declining market interest rates. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. General account reserves grew by $3.77 billion to $26.44 billion as of the end of first quarter 2002 compared to $22.67 billion a year ago.

         Realized gains and losses on investments, hedging instruments and hedged items are not considered by the Company to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. In addition, included in this caption are charges related to other-than-temporary impairments of available-for-sale securities and other investments and valuation allowances on mortgage loans on real estate. Also included are changes in the fair value of derivatives qualifying as fair value hedges and the change in the fair value of the hedged items, the ineffective portion of cash flow hedges and changes in the fair value of free-standing derivatives, all of which are considered non-recurring components of earnings.

         Net realized gains on investments, hedging instruments and hedged items totaled $0.3 million in first quarter 2002 compared to none in the same period a year ago. Also during first quarter 2002, the Company recorded realized losses related to other-than-temporary impairments on securities available-for-sale of $4.6 million, compared to $4.0 million a year ago.

         Other income includes management fees, commissions and other income earned by subsidiaries of the Company that provide investment management, administration, marketing and distribution services.

         Benefits and Expenses

         Interest credited to policyholder account values totaled $297.8 million in first quarter 2002 compared to $302.2 million in first quarter 2001 and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company's medium-term note program and certain life insurance products. The decline in interest credited reflects lower crediting rates in the Individual Annuity and Institutional Products segments, partially offset by an increase in average assets.

         Amortization of DAC declined to $84.8 million in the first quarter of 2002 compared to $94.2 million in the first quarter of 2001. The majority of the Company's DAC is related to individual deferred annuities and variable universal life products where DAC is amortized in proportion to estimated gross profits. The decline in amortization expense is primarily attributable to lower gross profits from individual variable annuities, which have been adversely impacted by lower equity markets.

         Operating expenses increased 14% to $186.2 million in the first quarter of 2002 compared to $162.9 million in the first quarter of 2001. The increase reflects a growing customer base and spending on projects focused on improving producer and customer service and increasing sales.

         Federal income tax expense was $37.0 million and $38.2 million for the first quarter of 2002 and 2001, respectively. These amounts represent effective tax rates of 25.9% for the first quarter of 2002 and 26.2% in 2001. An increase in tax credits from affordable housing partnership investments and the elimination of non-deductible goodwill amortization expense in 2002, partially offset by lower tax exempt income resulted in the decrease in effective rates.

         Other Data

         The Company analyzes operating performance using a non-GAAP measure called net operating income. The Company calculates net operating income by adjusting net income to exclude all net realized gains and losses on investments, hedging instruments and hedged items, net of tax, and cumulative effect of adoption of accounting principle, net of tax. Net operating income or similar measures are commonly used in the insurance industry as a measure of ongoing earnings performance.

         The excluded items are important in understanding the Company's overall results of operations. Net operating income should not be viewed as a substitute for net income determined in accordance with GAAP, and it should be noted that the Company's definition of net operating income may differ from that used by other companies. However, the Company believes that the presentation of net operating income as it is measured for management purposes enhances the understanding of the Company's results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company's business. The Company excludes net realized gains and losses on investments, hedging instruments and hedged items, net of tax, from net operating income because such items are often the result of a single non-recurring event which may or may not be at the Company's discretion. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of the Company's business. The Company also excludes the cumulative effect of adoption of accounting principle, net of tax, from net operating income as such adjustments are not reflective of the underlying operations of the Company's business.

         The following table reconciles the Company's reported net income to net operating income for the first quarter of 2002 and 2001.


                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     -------------------------------
          (in millions, except per share amounts)                                         2002            2001
          ==========================================================================================================
          Net income                                                                 $    105.9        $  107.7
          Net realized losses on investments, hedging instruments and hedged
             items, net of tax                                                              2.8             2.6
          Cumulative effect of adoption of accounting principle, net of tax                   -             4.8
          ----------------------------------------------------------------------------------------------------------
            Net operating income                                                     $    108.7        $  115.1
          ==========================================================================================================

         Sales Information

         The Company regularly monitors and reports a non-GAAP measure titled sales. Sales or similar measures are commonly used in the insurance industry as a measure of business generated in the period.

         Sales should not be viewed as a substitute for revenues determined in accordance with GAAP, and the Company's definition of sales might differ from that used by other companies. Sales generate customer funds managed and administered, which ultimately drive revenues. Sales are comprised of statutory premiums and deposits on individual and group annuities and life insurance products sold to a diverse customer base. Statutory premiums and deposits are calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and then adjusted to arrive at sales. Sales also include deposits on administration-only group pension plans.

         Sales are stated net of internal replacements, which in the Company's opinion provides a more meaningful disclosure of sales. In addition, sales exclude: mutual fund net flows; funding agreements issued under the Company's medium-term note program; large case bank-owned life insurance (BOLI); large case pension plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons and are therefore excluded from sales.

         The Company believes that the presentation of sales as measured for management purposes enhances the understanding of the Company's business and helps depict trends that may not be apparent in the results of operations due to differences between the timing of sales and revenue recognition.

         The Company's flagship products are marketed under The BEST of AMERICA brand, and include individual variable and group annuities, group private sector pension plans sold through Nationwide Trust Company, FSB and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand name.

         The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under IRC Section
         457. The Company utilizes its sponsorship by the National Association of Counties and The United States Conference of Mayors when marketing IRC Section 457 products.

         Sales by product and segment for the first quarter of 2002 and 2001 are summarized as follows.


         (in millions)                                                                   2002            2001
         ==========================================================================================================
         The BEST of AMERICA products                                               $       974.6     $   1,061.4
         Private label annuities                                                            221.0           221.5
         Other                                                                                -               2.5
         ----------------------------------------------------------------------------------------------------------
            Total individual variable annuity sales                                       1,195.6         1,285.4
         ----------------------------------------------------------------------------------------------------------

         Deferred fixed annuities                                                           538.0           318.5
         Income products                                                                     25.5            39.1
         ----------------------------------------------------------------------------------------------------------
            Total individual fixed annuity sales                                            563.5           357.6
         ----------------------------------------------------------------------------------------------------------
                 Total individual annuity sales                                     $     1,759.1     $   1,643.0
         ==========================================================================================================

         The BEST of AMERICA annuity products                                       $       790.6     $     938.0
         The BEST of AMERICA trust products                                                 566.6           236.0
         The 401(k) Company                                                                 130.0           111.5
         Other                                                                               10.5            13.9
         ----------------------------------------------------------------------------------------------------------
            Total private sector pension plan sales                                       1,497.7         1,299.4
         ----------------------------------------------------------------------------------------------------------

         IRC Section 457 annuities                                                          334.8           402.1
         Administration-only agreements                                                     270.2           260.9
         ----------------------------------------------------------------------------------------------------------
            Total public sector pension plan sales                                          605.0           663.0
         ----------------------------------------------------------------------------------------------------------
                Total institutional products sales                                  $     2,102.7     $   1,962.4
         ==========================================================================================================

         The BEST of AMERICA variable life series                                   $       126.6     $     140.6
         Corporate-owned life insurance                                                     314.6           377.8
         Traditional/Universal life insurance                                                59.8            58.8
         ----------------------------------------------------------------------------------------------------------
            Total life insurance sales                                              $       501.0     $     577.2
         ==========================================================================================================

         The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company's products to their own customer base include independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators and life insurance specialists. Representatives of the Company who market products directly to a customer base include Nationwide Retirement Solutions and The 401(k) Company. The Company also distributes retirement savings products through the agency distribution force of its ultimate parent company, NMIC.

         Sales by distribution channel for the first quarter of 2002 and 2001, are summarized as follows:


         (in millions)                                                       2002            2001
         ==============================================================================================
         Independent broker/dealers                                     $    1,390.7    $    1,353.5
         Financial institutions                                              1,023.1           783.2
         Nationwide Retirement Solutions                                       612.5           693.2
         Wirehouse and regional firms                                          502.6           367.6
         Life insurance specialists                                            314.6           377.8
         Pension plan administrators                                           227.6           327.0
         Nationwide agents                                                     161.7           168.8
         The 401(k) Company                                                    130.0           111.5
         ----------------------------------------------------------------------------------------------
           Total                                                        $    4,362.8    $    4,182.6
         ==============================================================================================

         Sales through financial institutions grew 31% in first quarter 2002 compared to a year ago, driven mainly by increased pension and fixed annuity sales.

         Sales through wirehouse and regional firms increased 37% in the first quarter of 2002 to $502.6 million compared to sales of $367.6 million in first quarter 2001 due primarily to the Company's growing relationships with Waddell & Reed Financial, Inc. and other firms.

         Sales through pension plan administrators dropped 30% in first quarter 2002 over the same period a year ago. As the Company's private sector pension business model continues to evolve, direct production through this channel is not expected to grow, with more new business opportunities being created in conjunction or partnership with the independent broker/dealer, wirehouse and bank relationships.

         BUSINESS SEGMENTS

         The Company has four product segments: Individual Annuity, Institutional Products, Life Insurance and Asset Management. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

         The following table summarizes operating income (loss) before federal income tax expense for the Company's business segments for the first quarter of 2002 and 2001.


                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    -------------------------------
         (in millions)                                                                   2002            2001
         ==========================================================================================================
         Individual Annuity                                                         $       53.3    $       60.5
         Institutional Products                                                             55.2            53.1
         Life Insurance                                                                     40.7            52.1
         Asset Management                                                                    6.4             1.4
         Corporate (1)                                                                      (8.4)           (9.9)
         ----------------------------------------------------------------------------------------------------------
           Operating income before federal income tax expense(1)                    $      147.2    $      157.2
         ==========================================================================================================

         ----------
         (1) Excludes net realized gains and losses on investments, hedging instruments and hedged items.

         Individual Annuity

         The Individual Annuity segment consists of individual The BEST of AMERICA and private label deferred variable annuity products, deferred fixed annuity products and income products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at specified interest rates fixed for prescribed periods.

         The following table summarizes certain selected financial data for the Company's Individual Annuity segment for the periods indicated.


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                    -------------------------------
         (in millions)                                                                   2002            2001
         ==========================================================================================================
         INCOME STATEMENT DATA
         Revenues:
            Policy charges                                                          $        119.6      $    128.2
            Net investment income                                                            155.5           125.7
            Premiums on immediate annuities                                                   13.2            16.0
         ----------------------------------------------------------------------------------------------------------
                                                                                             288.3           269.9
         ----------------------------------------------------------------------------------------------------------

         Benefits and expenses:
            Interest credited to policyholder account values                                 118.9           101.3
            Other benefits                                                                    16.4            15.7
            Amortization of deferred policy acquisition costs                                 53.7            57.7
            Other operating expenses                                                          46.0            34.7
         ----------------------------------------------------------------------------------------------------------
                                                                                             235.0           209.4
         ----------------------------------------------------------------------------------------------------------
                 Operating income before federal income tax expense                 $         53.3      $     60.5
         ==========================================================================================================

         OTHER DATA
         Sales:
            Individual variable annuities                                           $      1,195.6         1,285.4
            Individual fixed annuities                                                       563.5           357.6
         ----------------------------------------------------------------------------------------------------------
                 Total individual annuity sales                                     $      1,759.1      $  1,643.0
         ==========================================================================================================

         Average account values:
             General account                                                        $      9,247.2         6,963.2
             Separate account                                                             33,389.5        35,314.8
         ----------------------------------------------------------------------------------------------------------
                  Total average account values                                      $     42,636.7      $ 42,278.0
         ==========================================================================================================

         Account values as of period end:
            Individual variable annuities                                           $     36,765.3      $ 35,731.0
            Individual fixed annuities                                                     6,321.4         4,275.9
         ----------------------------------------------------------------------------------------------------------
                Total account values                                                $     43,086.7      $ 40,006.9
         ==========================================================================================================
         Return on average allocated capital                                                 10.8%            16.2%
         Pre-tax operating income to average account values                                  0.50%            0.57%
         ----------------------------------------------------------------------------------------------------------

         Pre-tax operating earnings totaled $53.3 million in first quarter 2002, down 12% compared to first quarter 2001 earnings of $60.5 million. An increase in interest spread income was offset by lower asset and surrender fees and higher operating expenses.

         Asset fees decreased to $102.3 million in the first quarter of 2002, down 6% from $108.4 million in the same period a year ago. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees are primarily due to changes in the market value of investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values decreased 5% to $33.39 billion as of March 31, 2002 compared to $35.31 billion a year ago.

         Surrender fees decreased by $3.7 million to $11.5 million in the first quarter of 2002. Lower surrender fees in first quarter 2002 were driven by the successful implementation of customer retention programs on the individual variable annuity business.

         Operating expenses were $46.0 million in first quarter 2002, an increase of 33% over first quarter 2001. The increase in general operating expenses compared to a year ago is the result of a growing customer base and projects focused on improving producer and customer service and increasing sales.

         Interest spread income is net investment income less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

         The following table depicts the interest spread on average general account values for the periods indicated.


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                    -------------------------------
                                                                                         2002            2001
         ==========================================================================================================
         Net investment income                                                             7.17%           7.92%
         Interest credited                                                                 5.14            5.82
         ----------------------------------------------------------------------------------------------------------
              Interest spread on average general account values                            2.03%           2.10%
         ==========================================================================================================

         Although interest spread on average general account values was down slightly compared to a year ago (203 basis points in the current quarter versus 210 basis points a year ago), spread income on general account values grew $10.5 million, driven by strong net flows and a rapidly growing block of individual fixed annuities.

         Individual Annuity sales, which exclude internal replacements, during first quarter 2002 were $1.76 billion, up 7% from $1.64 billion in the year ago quarter. The appeal of fixed products to consumers remained very strong, as sales of fixed annuities reached $563.5 million in first quarter 2002, a 58% increase from the quarter ended a year ago.

         Individual Annuity segment deposits in first quarter 2002 of $1.84 billion offset by withdrawals and surrenders totaling $1.21 billion generated net flows of $627.8 million compared to the $577.0 million achieved a year ago. Despite the competitive nature of the individual annuity market and the depressed equity markets, the Company has demonstrated the ability to generate positive net flows by expanding its broad distribution network and fixed annuity capabilities.

         The decrease in pre-tax operating income to average assets in first quarter 2002 compared to first quarter 2001 is primarily a result of lower interest spreads on average general account values and the Company's inability to reduce its operating expenses as quickly as, and in proportion to, the decrease in policy charges due to declining equity markets. The decrease in return on average allocated capital to 10.8% in the current quarter reflects the decrease in operating income coupled with an increase in allocated capital as a result of the significant growth in fixed annuities.

         Institutional Products

         The Institutional Products segment is comprised of the Company's private and public sector group retirement plans and medium-term note program. The private sector includes the 401(k) business generated through fixed and variable annuities, Nationwide Trust Company, FSB and The 401(k) Company. The public sector includes the IRC Section 457 business in the form of fixed and variable annuities as well as administration-only business.

         Sales results do not include business generated through the Company's medium-term note program, large case pension plan acquisitions and Nationwide employee and agent benefit plans, however the income statement data does reflect this business.

         The following table summarizes certain selected financial data for the Company's Institutional Products segment for the periods indicated.


                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    -------------------------------
         (in millions)                                                                   2002            2001
         ==========================================================================================================
         INCOME STATEMENT DATA
         Revenues:
           Policy charges                                                           $        50.0      $     57.0
           Net investment income                                                            196.4           211.8
           Other                                                                             20.2            15.7
         ----------------------------------------------------------------------------------------------------------
                                                                                            266.6           284.5
         ----------------------------------------------------------------------------------------------------------

         Benefits and expenses:
           Interest credited to policyholder account values                                 133.2           158.1
           Other operating expenses                                                          78.2            73.3
         ----------------------------------------------------------------------------------------------------------
                                                                                            211.4           231.4
         ----------------------------------------------------------------------------------------------------------
               Operating income before federal income tax expense                   $        55.2      $     53.1
         ==========================================================================================================

         OTHER DATA
         Sales:
            Private sector pension plans                                            $     1,497.7      $  1,299.4
            Public sector pension plans                                                     605.0           663.0
         ----------------------------------------------------------------------------------------------------------
               Total institutional products sales                                   $     2,102.7      $  1,962.4
         ==========================================================================================================

         Average account values:
             General account                                                        $    12,047.1      $ 11,008.6
             Separate account                                                            21,818.9        24,625.6
             Administration-only                                                         16,885.4        12,207.7
         ----------------------------------------------------------------------------------------------------------
                 Total average account values                                       $    50,751.4      $ 47,841.9
         ==========================================================================================================

         Account values as of period end:
             Private sector pension plans                                           $    21,796.7      $ 19,736.8
             Public sector pension plans                                                 25,585.4        26,279.7
             Funding agreements backing medium-term notes                                 3,703.4         1,931.9
         ----------------------------------------------------------------------------------------------------------
                 Total account values                                               $    51,085.5      $ 47,948.4
         ==========================================================================================================
         Return on average allocated capital                                                22.4%           22.0%
         Pre-tax operating income to average account values                                 0.44%           0.44%
         ----------------------------------------------------------------------------------------------------------

         Pre-tax operating income totaled $55.2 million in the quarter ended March 31, 2002, up 4% compared to the pre-tax operating income of $53.1 million reported a year ago. Significant growth in interest spread income was offset by lower policy charges and higher operating expenses.

         Asset fees declined 14% to $40.9 million in the first quarter of 2002 compared to $47.3 million in the quarter a year ago. The decline was driven by an 11% decrease in average separate account values in the quarter compared to the quarter ended a year ago.

         Other income, which includes fees for administration-only cases and Nationwide Trust Company, FSB products, increased 29% from a year ago due to growth in trust sold private sector pension plans, which now account for 38% of sales compared to 18% one year ago.

         Interest spread income is net investment income less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors. Interest spread income was $9.5 million higher in the first quarter of 2002 compared to the first quarter of 2001 driven by both higher average general account values and improved interest spread. The increase in average general account values was led by growth in the medium-term note program, which issued $575.0 million of notes during the quarter.

         The following table depicts the interest spread on average general account values for the periods indicated.


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                    -------------------------------
                                                                                         2002            2001
         ==========================================================================================================
         Net investment income                                                           6.52%           7.70%
         Interest credited                                                               4.42            5.75
         ----------------------------------------------------------------------------------------------------------
            Interest spread on average general account values                            2.10%           1.95%
         ==========================================================================================================

         Interest spread improved to 210 basis points in the first quarter of 2002 compared to 195 basis points a year ago as effective crediting rate management more than offset lower investment income yields on account values.

         Institutional Product sales during first quarter 2002 reached $2.10 billion compared to sales of $1.96 billion in first quarter 2001. Private Sector pension sales, aided by the sale of two large plans in the quarter, were the key driver to growth, posting a very strong quarter with sales 15% ahead of a year ago. Sales in the Public Sector declined slightly from a year ago reflecting the impact of previously lost cases on recurring deposits.

         Institutional Products segment deposits in first quarter 2002 of $2.15 billion offset by participant withdrawals and surrenders totaling $1.78 billion generated net flows from participant activity of $365.4 million, a 17% decrease over first quarter 2001. In the Private Sector, increased competition and a slow-down in new plan creation is increasing the level of take-over business. In the Public Sector, an increasing number of participants are taking advantage of the new portability provisions created as part of the tax reforms enacted a year ago.

         Life Insurance

         The Life Insurance segment consists of investment life products, including both individual variable life and COLI products, traditional life insurance products, universal life insurance and the Company's investment in TBG Financial, a leading COLI producer. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

         The following table summarizes certain selected financial data for the Company's Life Insurance segment for the periods indicated.


                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    -------------------------------
         (in millions)                                                                   2002            2001
         ==========================================================================================================
         INCOME STATEMENT DATA
         Revenues:
            Policy charges                                                          $        87.3       $    82.7
            Net investment income                                                            80.0            79.9
            Other                                                                            47.5            50.3
         ---------------------------------------------------------------------------------------------------------
                                                                                            214.8           212.9
         ---------------------------------------------------------------------------------------------------------

         Benefits                                                                           113.5           102.6
         Operating expenses                                                                  60.6            58.2
         ---------------------------------------------------------------------------------------------------------
                                                                                            174.1           160.8
         ---------------------------------------------------------------------------------------------------------
               Operating income before federal income tax expense                   $        40.7       $    52.1
         =========================================================================================================

         OTHER DATA
         Sales:
           The BEST of AMERICA variable life series                                 $       126.6       $   140.6
           Corporate-owned life insurance                                                   314.6           377.8
           Traditional/Universal life insurance                                              59.8            58.8
         ---------------------------------------------------------------------------------------------------------
               Total life insurance sales                                           $       501.0       $   577.2
         =========================================================================================================

         Policy reserves as of period end:
            Individual investment life insurance                                    $     2,291.1       $ 1,958.0
            Corporate investment life insurance                                           3,545.7         2,800.4
            Traditional life insurance                                                    1,890.8         1,825.0
            Universal life insurance                                                        793.1           770.9
         ---------------------------------------------------------------------------------------------------------
                Total policy reserves                                               $     8,520.7       $ 7,354.3
         =========================================================================================================

         Life insurance in-force as of period end:
            Individual investment life insurance                                    $    31,789.4       $27,241.9
            Corporate investment life insurance                                           8,394.9         7,361.7
            Traditional life insurance                                                   24,625.1        23,789.8
            Universal life insurance                                                      7,766.8         7,968.1
         ---------------------------------------------------------------------------------------------------------
                Total insurance in-force                                            $    72,576.2       $66,361.5
         ==========================================================================================================

         Return on average allocated capital                                                10.6%           13.6%
         ----------------------------------------------------------------------------------------------------------

         Life Insurance segment earnings decreased 22% to $40.7 million in first quarter 2002, down from $52.1 million a year ago, primarily due to lower earnings from investment life products. Higher than normal mortality experience reduced current period earnings as claims in both individual and corporate-owned life insurance increased.

         Driven by increased policy charges, revenues from investment life products increased to $107.0 million in first quarter 2002 compared to $105.2 million in first quarter 2001. The increase in policy charges is attributable to a growing block of investment life business, as insurance in-force increased 16% to $40.18 billion as of first quarter 2002, compared to $34.60 billion in first quarter 2001, which offset the impact of lower premium loads due to a decline in life insurance premiums.

         Pre-tax earnings from investment life products was $21.6 million in the first three months of 2002 compared to $32.2 million a year ago, a 33% decrease. Adverse mortality reduced current period earnings, as higher than normal frequency of death claims were reported in the current quarter. Also contributing to the decline in earnings in investment life were lower spreads and reduced earnings from TBG Financial. Offsetting these trends were lower general operating expenses on investment life products as a result of efficiencies gained from the Company's sales and underwriting process redesign.

         Fixed life pre-tax earnings decreased slightly to $19.1 million in first quarter 2002 compared to $19.9 million in the same period a year ago.

         Total life insurance sales, excluding all BOLI and Nationwide employee and agent benefit plan sales, decreased 13% to $501.0 million in first quarter 2002 compared to $577.2 million during the same period in 2001. Individual variable universal life sales have been adversely impacted by the phase out of the estate tax, uncertainty surrounding the taxation of split dollar plans, and the volatile stock market. Sales of new COLI cases were down in first quarter 2002 compared to the record sales in first quarter 2001 due to the depressed economic conditions as corporations are less inclined to form new executive benefit plans and existing plans are being funded at lower levels.

         Asset Management

         The Asset Management segment consists of the Company's investment advisor subsidiary, Gartmore Global Investments, Inc. and results from the Company's structured products initiatives.

         The following table summarizes certain selected financial data for the Company's Asset Management segment for the periods indicated.


                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                               -------------------------------
         (in millions)                                                               2002             2001
         =====================================================================================================
         INCOME STATEMENT DATA
         Revenues:
            Total fee income                                                  $       31.2           $    25.7
            Other                                                                      4.2                 4.6
         -----------------------------------------------------------------------------------------------------
                                                                                      35.4                30.3

         Operating expenses                                                           29.0                28.9
         -----------------------------------------------------------------------------------------------------
            Operating income before federal income tax expense                $        6.4           $     1.4
         =====================================================================================================

         OTHER DATA

         Return on average allocated capital                                          48.6%                n.m.
         Pre-tax operating income to average assets under management                   0.10%               0.02%

         Net flows                                                            $    1,029.0           $ 1,986.4

         Assets under management as of period end:
           Mutual funds(1)                                                    $   13,414.6           $13,405.1
           Insurance funds                                                        12,368.8            10,763.9
         -----------------------------------------------------------------------------------------------------
              Total assets under management                                   $   25,783.4           $24,169.0
         =====================================================================================================

         ----------
         (1) These assets are not reflected on the Company's consolidated balance sheet.

         Pre-tax operating earnings for the Asset Management segment were $6.4 million in first quarter 2002 compared to $1.4 million in first quarter 2001. Revenues of $35.4 million increased 17% compared to a year ago as a result of an increase in assets under management and a shift to higher revenue products. In addition, first quarter 2002 includes $3.1 million of structuring and origination fees for structured products transactions compared to $1.0 million a year ago. Operating expenses were flat in first quarter 2002 compared to the first three months of 2001.

         Assets under management include $12.24 billion and $10.69 billion of Company managed investment options that support the Company's variable annuity and investment life insurance products as of March 31, 2002 and 2001, respectively. These assets are included in the related variable annuity and investment life insurance policy reserves on the Company's consolidated balance sheet. Net flows of $1.03 billion for the quarter include approximately $600.0 million related to the addition of a large stable value case.

         Corporate

         The Corporate segment consists of net investment income not allocated to the four product segments, unallocated expenses, interest expense on debt and, in 2001, goodwill amortization.

         The following table summarizes certain selected financial data for the Company's Corporate segment for the periods indicated.


                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    -------------------------------
         (in millions)                                                                   2002            2001
         ==========================================================================================================
         INCOME STATEMENT DATA
         Operating revenues                                                         $      11.8       $     8.5
         Interest expense on debt and capital and preferred securities of
         subsidiary trusts                                                                 16.7            14.1
         Other operating expenses                                                           3.5             4.3
         ----------------------------------------------------------------------------------------------------------
           Operating loss before federal income tax expense(1)                      $      (8.4)      $    (9.9)
         ==========================================================================================================

         ----------
         (1) Excludes net realized losses on investments, hedging instruments and hedged items.

         The increase in revenues reflects an increase in net investment income primarily attributable to income earned on the proceeds from the $300.0 million November 2001 senior note offering. The additional interest expense in first quarter 2002 reflects the $300.0 million November 2001 senior note offering, offset by lower utilization of commercial paper borrowings. Other operating expenses in first quarter 2001 includes $2.9 million of goodwill amortization expense.

         In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items in the Corporate segment. The Company realized net investment losses of $6.0 million and net gains on hedges and hedged items of $1.7 million during the first quarter of 2002 compared to net realized investment losses of $4.3 million and net gains on hedges and hedged items of $0.3 million during the first quarter of 2001.

         RELATED PARTY TRANSACTIONS

         See note 9 to the unaudited consolidated financial statements for a discussion of related party transactions.

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


                                                                                               AS OF
                                                                       -----------------------------------------------
                                                                         MARCH 31,      DECEMBER 31,     MARCH 31,
          (in millions)                                                     2002            2001            2001
          ============================================================================================================
          Long-term debt                                                  $    597.1       $   597.0       $   298.4
          Capital and preferred securities of subsidiary trusts                300.0           300.0           300.0
          ------------------------------------------------------------------------------------------------------------
            Total long-term debt and capital and preferred securities          897.1           897.0           598.4
          ------------------------------------------------------------------------------------------------------------

          Shareholders' equity, excluding accumulated other
            comprehensive income                                             3,333.7         3,240.8         2,977.4
          Accumulated other comprehensive income                               132.0           202.5           219.4
          ------------------------------------------------------------------------------------------------------------
            Total shareholders' equity                                       3,465.7         3,443.3         3,196.8
          ------------------------------------------------------------------------------------------------------------
            Total capital                                                 $  4,362.8       $ 4,340.3       $ 3,795.2
          ============================================================================================================

         The senior notes are not subject to any sinking fund payments. The terms of the senior notes contain various restrictive covenants including limitations on the disposition of subsidiaries. As of March 31, 2002, the Company was in compliance with all such covenants. The $300.0 million principal of 8.00% senior notes, due March 1, 2027, are redeemable in whole or in part, at the option of NFS, at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The $300.0 million principal of 6.25% senior notes, due November 15, 2011, are not redeemable prior to their maturity date.

         The capital and preferred securities of subsidiary trusts include $100.0 million of capital securities that are due March 1, 2037 and pay a distribution rate of 7.899% and $200.0 million of preferred securities of subsidiary trusts that are due October 31, 2028 and pay a distribution rate of 7.10%. The 7.899% Junior Subordinated Debentures are redeemable by NFS in whole at any time or in part from time to time at par plus an applicable make-whole premium. The 7.10% Junior Subordinated Debentures are the sole assets of Nationwide Financial Services Capital Trust II (NFSCTII) and are redeemable, in whole or in part, on or after October 19, 2003 at a redemption price equal to the principal amount to be redeemed plus any accrued and unpaid interest. The Preferred Securities have a liquidation value of $25 per security and must be redeemed by NFSCTII when the 7.10% Junior Subordinated Debentures mature or are redeemed by NFS. There are no sinking fund requirements related to the capital and preferred securities of subsidiary trusts.

         NFS is a holding company whose principal asset is the common stock of NLIC. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments and dividends from NLIC and other subsidiaries.

         State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The ability of NLIC to pay dividends is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. State of Ohio insurance laws require life insurance companies to seek prior regulatory approval to pay a dividend if the fair market value of the dividend, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders' surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the prior year. NLIC's statutory-basis policyholders' surplus as of December 31, 2001 was $1.76 billion and statutory-basis net income for 2001 was $83.1 million. Dividends of $70.0 million and a dividend in the form of return of capital of $75.0 million were paid in the preceding twelve months. The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. NLIC sought and obtained prior regulatory approval from the Ohio Department of Insurance to return this $75.0 million of capital to NFS during 2002. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders. NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses and principal in the future.

         Also available as a source of funds to the Company is a $1 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and NLIC maintain statutory surplus in excess of $935 million. The Company had no amounts outstanding under this agreement as of March 31, 2002. NLIC also has a $500 million commercial paper program that is 50% backed by the credit facility described above. Therefore borrowing capacity under this facility is reduced by one-half of any amounts outstanding under the commercial paper program, which totaled $279.9 million as of March 31, 2002.

         OFF-BALANCE SHEET TRANSACTIONS

         Under the medium-term note program, the Company issues funding agreements, which are insurance obligations, to an unrelated third party trust to secure notes issued to investors by the trust. The funding agreements are recorded as a component of future policy benefits and claims on the Company's consolidated balance sheets. Because the Company has no ownership interest in, or control over, the third party trust that issues the notes, the Company does not include the trust in its consolidated financial statements and therefore, such notes are not reflected in the consolidated financial statements of the Company. As the notes issued by the trust have a secured interest in the funding agreement issued by the Company, Moody's Investors Service, Inc. (Moody's) and Standard & Poor's, A Division of The McGraw-Hill Companies, Inc., (S&P) assign the same ratings to the notes as the insurance financial strength ratings of the Company.

         During the first quarter of 2002, the Company sold a credit enhanced equity interest in a Fund to a third party. The transaction provides a cumulative guaranteed return to the third party investor as it relates to the tax credits flows over the life of the transaction. The Company does not anticipate making any payments related to the guarantee provision provided by this transaction due to the diversity of and stabilization of the majority of the underlying properties and underlying reserves.


         INVESTMENTS

         General

         The Company's assets are divided between separate account and general account assets. As of March 31, 2002, $60.16 billion (65%) of the Company's total assets were held in separate accounts and $33.08 billion (35%) were held in the Company's general account, including $28.39 billion of general account investments.

         Separate account assets consist primarily of deposits from the Company's variable annuity business. Most separate account assets are invested in various mutual funds. All of the investment risk in the Company's separate account assets is borne by the Company's customers, with the exception of $1.54 billion of policy reserves as of March 31, 2002 ($1.39 billion as of December 31, 2001) for which the Company bears the investment risk.

         Fixed Maturity Securities

         The following table summarizes the composition of the Company's general account fixed maturity securities by category.


                                                                   MARCH 31, 2002           December 31, 2001
                                                             -----------------------------------------------------
                                                                CARRYING       % OF        Carrying       % of
         (in millions)                                           VALUE         TOTAL        Value        Total
         =========================================================================================================
           U.S. government/agencies                          $       265.0       1.4     $    289.6         1.6
           Foreign governments                                        43.5       0.2           44.4         0.3
           State and political subdivisions                            6.0       -              7.9         -
           Corporate:
             Public                                                6,465.1      33.5        6,188.6        33.4
             Private                                               6,186.5      32.1        6,033.4        32.5
           Mortgage-backed securities -
                U.S. Government backed                             2,786.9      14.4        2,082.1        11.2
           Asset-backed securities                                 3,559.5      18.4        3,902.3        21.0
         ---------------------------------------------------------------------------------------------------------
              Total                                          $    19,312.5     100.0     $ 18,548.3       100.0
         =========================================================================================================

         The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company's general account fixed maturity securities, 95% were in the highest two NAIC Designations as of March 31, 2002.

         The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company's general account fixed maturity securities portfolio.


                                                                AS OF MARCH 31, 2002      As of December 31, 2001
                                                             -------------------------------------------------------
               NAIC                RATING AGENCY                CARRYING        % OF        Carrying        % of
         DESIGNATION(1)       EQUIVALENT DESIGNATION(2)           VALUE         TOTAL         Value         Total
         ===========================================================================================================
                                                                               (in millions)
                 1          Aaa/Aa/A                        $  11,270.9         58.4       $ 11,061.5        59.6
                 2          Baa                                 7,030.7         36.4          6,607.4        35.6
                 3          Ba                                    765.7          4.0            659.1         3.6
                 4          B                                     136.4          0.7            127.3         0.7
                 5          Caa and lower                          47.8          0.2             33.8         0.2
                 6          In or near default                     61.0          0.3             59.2         0.3
         -----------------------------------------------------------------------------------------------------------
                                 Total                      $  19,312.5        100.0       $ 18,548.3       100.0
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

         The Company's general account mortgage-backed security (MBS) investments include residential MBSs and multi-family mortgage pass-through certificates. As of March 31, 2002, MBSs were $2.79 billion (14%) of the carrying value of the general account fixed maturity securities available-for-sale, all of which were guaranteed by the U.S. Government or an agency of the U.S. Government.

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

         Prepayment risk is an inherent risk of holding MBSs. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs. As of March 31, 2002, $1.40 billion (50%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO/REMIC security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class.

         The following table sets forth the distribution by investment type of the Company's general account MBS portfolio as of March 31, 2002 and December 31, 2001.


                                                                AS OF MARCH 31, 2002       As of December 31, 2001
                                                             --------------------------------------------------------
                                                                CARRYING        % OF        Carrying        % of
             (in millions)                                       VALUE          TOTAL        Value          Total
         ============================================================================================================
         Planned Amortization Class                            $  1,396.0        50.1       $  800.9         38.5
         Very Accurately Defined Maturity                           388.8        14.0          360.2         17.3
         Sequential                                                 165.9         6.0          135.9          6.5
         Targeted Amortization Class                                102.2         3.6          117.0          5.6
         Accrual                                                    176.6         6.3          115.5          5.5
         Scheduled                                                   79.7         2.9           94.0          4.5
         Multi-family Mortgage Pass-through Certificates            125.8         4.5           63.4          3.1
         Other                                                      351.9        12.6          395.2         19.0
         ------------------------------------------------------------------------------------------------------------
           Total                                               $  2,786.9       100.0       $2,082.1        100.0
         ============================================================================================================

         The Company's general account asset-backed security (ABS) investments include home equity/improvement ABSs and equipment lease ABSs, among others. As of March 31, 2002, ABSs were $3.56 billion (18%) of the carrying value of the general account fixed maturity securities available-for-sale.

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

         The following table sets forth the distribution by investment type of the Company's general account ABS portfolio.


                                                                    MARCH 31, 2002                December 31, 2001
                                                             -----------------------------   -----------------------------
                                                                CARRYING          % OF          Carrying          % of
         (in millions)                                           VALUE           TOTAL           Value           Total
         =================================================================================================================
         Home Equity/Improvement                               $  1,069.6         30.0          $  1,314.2         33.7
         Credit Tenant/Card Backed                                  534.9         15.0               363.8          9.3
         CBO/CLO                                                    414.3         11.6               619.7         15.9
         Equity Trust Certificates/Enhanced Equity Trust
           Certificates                                             193.7          5.5               202.7          5.2
         Auto Loan Backed                                           175.9          4.9               186.2          4.8
         Pass Through Certificate                                   173.1          4.9               181.6          4.7
         Miscellaneous Asset Backed                                 161.8          4.5               149.5          3.8
         Manufactured Housing Backed                                152.8          4.3               247.6          6.3
         Franchise/Business Loan                                    151.6          4.3               160.0          4.1
         Equipment Leases                                           122.6          3.5               136.1          3.5
         All Other                                                  409.2         11.5               340.9          8.7
         -----------------------------------------------------------------------------------------------------------------
            Total                                              $  3,559.5        100.0          $  3,902.3        100.0
         =================================================================================================================

         Mortgage Loans

         As of March 31, 2002, general account mortgage loans were $7.22 billion (25%) of the carrying value of consolidated general account invested assets.

         As of March 31, 2002, 0.04% of the Company's mortgage loans were classified as delinquent, including loans in foreclosure, compared to none a year ago and 0.42% as of December 31, 2001. Foreclosed and restructured loans totaled 0.13% and 0.35% of the Company's mortgage loans as of March 31, 2002, respectively, compared to 0.08% and 0.39% as of March 31, 2001, respectively.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in NFS' Annual Report on Form 10-K for the year ended December 31, 2001.

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

         On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification, which has not been certified. The Company is opposing this motion. On February 9, 2002, Marcus Shore withdrew as a named plaintiff in the lawsuit. On April 16, 2002, the Company filed a motion for summary judgement on the individual claims of plaintiff Mercedes Castillo. The Company intends to defend this lawsuit vigorously.

         On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 5, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of plan trustees who purchased variable annuities to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company which invested in mutual funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the mutual funds originally included in the plaintiffs' annuities with "inferior" funds because the new funds purportedly paid more in revenue sharing. The amended complaint seeks disgourgement of fees by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney fees. On November 15, 2001, the Company filed a motion to dismiss the amended complaint, which has not been decided. On December 3, 2001, the plaintiffs filed a motion for class certification. On January 15, 2002, the plaintiffs filed a response to the Company's motion to dismiss the amended complaint. On February 22, 2002, the Company filed a reply memorandum in support of its motion to dismiss. On March 12, 2002, the plaintiffs filed a response to the Company's reply memorandum. On March 19, 2002, the Company filed a supplemental memorandum in support of its motion to dismiss. The class has not been certified. The Company intends to defend this lawsuit vigorously.

         There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

ITEM 2   CHANGES IN SECURITIES

         Pursuant to the Stock Retainer Plan for Non-Employee Directors, 1,474 shares of Class A Common Stock were issued by NFS during the first quarter of 2002, at an average price of $41.95 per share to NFS' directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) promulgated thereunder.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5   OTHER INFORMATION

         None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                  10.12 Restated Nationwide Insurance Retirement Plan effective as of January 1, 2002

         (b) Reports on Form 8-K:

                  On May 2, 2002, NFS filed a Current Report on Form 8-K in connection with the release of quarterly earnings results.

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


                                      NATIONWIDE FINANCIAL SERVICES, INC.
                                      -----------------------------------
                                                             (Registrant)



Date: May 13, 2002                    /s/Mark R. Thresher
                                      ------------------------------------------
                                      Mark R. Thresher, Senior Vice
                                                      President-- Finance
                                                      (Chief Accounting Officer)