Form 10-Q
period 2002-06-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 2002-08-14
CIK 1029786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002        Commission File No. 1-12785


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

                               Yes   X     No
                                    ----      -----
The number of shares outstanding of each of the registrant's classes of common stock on August 2, 2002 was as follows:

CLASS A COMMON STOCK (par value $0.01 per share) - 24,257,042 shares outstanding (Title of Class)

CLASS B COMMON STOCK (par value $0.01 per share) - 95,643,143 shares outstanding (Title of Class)

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX




PART I       FINANCIAL INFORMATION

             Item 1      Unaudited Consolidated Financial Statements                                                     3

             Item 2      Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                                       16

             Item 3      Quantitative and Qualitative Disclosures About Market Risk                                     36

PART II      OTHER INFORMATION

             Item 1      Legal Proceedings                                                                              36

             Item 2      Changes in Securities                                                                          37

             Item 3      Defaults Upon Senior Securities                                                                37

             Item 4      Submission of Matters to a Vote of Security Holders                                            38

             Item 5      Other Information                                                                              38

             Item 6      Exhibits and Reports on Form 8-K                                                               38

SIGNATURE                                                                                                               40


                         PART I - FINANCIAL INFORMATION

ITEM 1       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)
                     (in millions, except per share amounts)


                                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                         JUNE 30,                      JUNE 30,
                                                                                -----------------------        ---------------------
                                                                                   2002           2001           2002          2001
-----------------------------------------------------------------------------------------------------------------------------------
 REVENUES
   Policy charges                                                              $  255.9      $   256.7      $   512.8      $  524.6
   Life insurance premiums                                                         64.0           66.6          124.7         130.5
   Net investment income                                                          452.7          431.5          896.3         857.0
   Net realized (losses) gains on investments, hedging instruments
      and hedged items                                                            (40.8)           3.2          (45.5)         (0.8)
   Other                                                                           24.4           19.6           48.2          39.3
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  756.2          777.6        1,536.5       1,550.6
-----------------------------------------------------------------------------------------------------------------------------------
 BENEFITS AND EXPENSES
   Interest credited to policyholder account values                               305.8          309.7          603.6         611.9
   Other benefits and claims                                                       78.3           77.2          150.8         142.2
   Policyholder dividends on participating policies                                10.2           11.1           21.9          21.6
   Amortization of deferred policy acquisition costs                               85.0           85.5          169.8         179.7
   Interest expense on debt and capital and preferred securities
     of subsidiary trusts                                                          16.9           13.4           33.6          27.5
   Other operating expenses                                                       156.3          124.0          313.5         257.5
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  652.5          620.9        1,293.2       1,240.4
-----------------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before federal income tax expense and cumulative effect of adoption of accounting
     principles                                                                   103.7          156.7          243.3         310.2
 Federal income tax expense                                                        23.3           41.2           59.2          81.8
-----------------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations before cumulative effect of
     adoption of accounting principles                                             80.4          115.5          184.1         228.4
 Income from discontinued operations, net of tax                                    1.2            0.7            3.4           0.3
 Cumulative effect of adoption of accounting principles, net of                    --             (2.3)          --            (7.1)
     tax
-----------------------------------------------------------------------------------------------------------------------------------
    Net income                                                                 $   81.6      $   113.9      $   187.5      $  221.6
===================================================================================================================================

 INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ADOPTION OF
   ACCOUNTING PRINCIPLES PER COMMON SHARE
   Basic                                                                       $   0.62      $    0.90      $    1.43      $   1.78
   Diluted                                                                     $   0.62      $    0.90      $    1.43      $   1.77

 NET INCOME PER COMMON SHARE
   Basic                                                                       $   0.63      $    0.88      $    1.45      $   1.72
   Diluted                                                                     $   0.63      $    0.88      $    1.45      $   1.71

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                                          129.0          128.9          128.9         128.8
   Diluted                                                                        129.3          129.2          129.3         129.2



See accompanying notes to unaudited consolidated financial statements, including note 9 which describes related party transactions.

             NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets
                   (in millions, except per share amounts)


                                                                                         JUNE 30,           DECEMBER 31,
                                                                                           2002                2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        (UNAUDITED)
ASSETS
Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity securities (cost $19,942.6 in 2002; $18,135.8 in 2001)                 $ 20,552.0         $ 18,548.3
    Equity securities (cost $118.3 in 2002; $143.2 in 2001)                                    120.7              150.5
  Mortgage loans on real estate, net                                                         7,574.8            7,113.1
  Real estate, net                                                                             153.2              172.0
  Policy loans                                                                                 624.6              592.7
  Other long-term investments                                                                  128.5              125.0
  Short-term investments, including amounts managed by a related party                       1,415.5            1,112.8
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            30,569.3           27,814.4
-----------------------------------------------------------------------------------------------------------------------------------

Cash                                                                                            44.8               65.0
Accrued investment income                                                                      310.9              309.7
Deferred policy acquisition costs                                                            3,332.8            3,213.7
Goodwill                                                                                       169.0              130.0
Other assets                                                                                   976.7              781.4
Assets held in separate accounts                                                            54,411.6           59,646.7
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 89,815.1         $ 91,960.9
===================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Future policy benefits and claims                                                         $ 28,003.4         $ 25,491.6
Short-term debt                                                                                 --                100.0
Long-term debt                                                                                 896.9              597.0
Other liabilities                                                                            2,626.0            2,382.3
Liabilities related to separate accounts                                                    54,411.6           59,646.7
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            85,937.9           88,217.6
-----------------------------------------------------------------------------------------------------------------------------------

NFS-obligated mandatorily redeemable capital and preferred securities of subsidiary
trusts holding solely junior subordinated debentures of NFS                                    300.0              300.0
-----------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50.0 million shares, no shares
   issued and outstanding                                                                         --                 --
Class A common stock, $0.01 par value. Authorized 750.0 million shares, 33.4 million and 24.1 million shares issued, respectively, and 24.3 million and 24.1
   million shares outstanding, respectively                                                      0.3                0.2
Class B common stock, $0.01 par value. Authorized 750.0 million shares,
    95.6 million and 104.7 million shares issued and outstanding, respectively                   1.0                1.0
Additional paid-in capital                                                                     761.2              646.5
Retained earnings                                                                            2,772.2            2,598.8
Accumulated other comprehensive income                                                         294.8              202.5
Treasury stock                                                                                (244.9)              (0.2)
Other                                                                                           (7.4)              (5.5)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             3,577.2            3,443.3
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 89,815.1         $ 91,960.9
===================================================================================================================================


See accompanying notes to unaudited consolidated financial statements, including note 9 which describes related party transactions.

               NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                  Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                     Six Months Ended June 30, 2002 and 2001
                                   (in millions)

                                                                                         ACCUMULATED
                                        CLASS A   CLASS B    ADDITIONAL                     OTHER
                                         COMMON    COMMON      PAID-IN     RETAINED     COMPREHENSIVE
                                         STOCK     STOCK       CAPITAL     EARNINGS     INCOME (LOSS)
======================================================================================================

Balance as of January 1, 2001           $  0.2     $    1.0   $  640.8      $2,245.5      $  114.5

Comprehensive income:
    Net income                                         --         --           221.6           --
    Net unrealized gains on
       securities
       available-for-sale
       arising during the period,
       net of tax                          --          --         --           --             78.6
    Cumulative effect of adoption
       of accounting principles, net
       of tax                              --          --         --           --             (1.4)
    Accumulated net gains on cash
       flow hedges, net of tax             --          --         --           --              0.5

    Total comprehensive income

Cash dividends declared                    --          --         --           (30.9)          --
Other, net                                 --          --          4.9           0.9           --
------------------------------------------------------------------------------------------------------
Balance as of June 30, 2001             $  0.2     $   1.0    $  645.7      $2,437.1      $  192.2
======================================================================================================


BALANCE AS OF JANUARY 1, 2002           $  0.2     $   1.0    $  646.5      $2,598.8      $  202.5

Comprehensive income:
    Net income                              --          --         --          187.5           --
    Net unrealized gains on
      securities available-for-sale
      arising during the period,
      net of tax                            --          --         --            --          82.7
    Accumulated net gains on cash
      flow hedges, net of tax               --          --         --            --           9.6

    Total comprehensive income

Cash dividends declared                     --          --         --         (31.1)          --
Exchange of subsidiaries for
   shares of NFS stock held by a
   related party                           0.1          --       110.1            --           --
Other, net                                  --          --         4.6          17.0           --
------------------------------------------------------------------------------------------------------
BALANCE AS OF JUNE 30, 2002             $  0.3     $   1.0    $  761.2      $2,772.2       $ 294.8
======================================================================================================

                                                                  TOTAL
                                        TREASURY              SHAREHOLDERS'
                                         STOCK      OTHER        EQUITY
===========================================================================
Balance as of January 1, 2001         $  (0.3)      $ (4.2)    $2,997.5

Comprehensive income:
    Net income                            --           --         221.6
    Net unrealized gains on
       securities
       available-for-sale
       arising during the period,
       net of tax                         --           --          78.6
    Cumulative effect of adoption
       of accounting principles, net
       of tax                             --           --          (1.4)
    Accumulated net gains on cash
       flow hedges, net of tax            --           --           0.5
                                                                 --------
    Total comprehensive income                                    299.3
                                                                 --------
Cash dividends declared                   --           --         (30.9)
Other, net                                0.1         (2.9)         3.0
-------------------------------------------------------------------------
Balance as of June 30, 2001           $  (0.2)      $ (7.1)    $3,268.9
=========================================================================


BALANCE AS OF JANUARY 1, 2002         $  (0.2)       $(5.5)    $3,443.3

Comprehensive income:
    Net income                            --           --         187.5
    Net unrealized gains on
      securities available-for-sale
      arising during the period,
      net of tax                          --           --          82.7
    Accumulated net gains on cash
      flow hedges, net of tax             --           --           9.6
                                                                --------
    Total comprehensive income                                    279.8
                                                                --------
Cash dividends declared                   --          --          (31.1)
Exchange of subsidiaries for
   shares of NFS stock held by a
   related party                       (244.7)        --         (134.5)
Other, net                               --          (1.9)         19.7
-------------------------------------------------------------------------
BALANCE AS OF JUNE 30, 2002           $(244.9)      $(7.4)     $3,577.2
=========================================================================

See accompanying notes to unaudited consolidated financial statements, including note 9 which describes related party transactions.

               NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                     Six Months Ended June 30, 2002 and 2001
                                   (in millions)


                                                                                                2002              2001
  ==========================================================================================================================
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                             $      187.5      $      221.6
    Adjustments to reconcile net income to net cash provided by operating activities:
     Income from discontinued operations                                                           (3.4)             (0.3)
     Interest credited to policyholder account values                                             603.6             611.9
     Capitalization of deferred policy acquisition costs                                         (353.6)           (399.3)
     Amortization of deferred policy acquisition costs                                            169.8             179.7
     Amortization and depreciation                                                                 (3.7)             (9.8)
     Realized losses on investments, hedging instruments and hedged items                          45.5               0.8
     Cumulative effect of adoption of accounting principles                                         --               10.9
     Increase in accrued investment income                                                         (1.2)            (33.4)
     Increase in other assets                                                                    (212.0)            (84.7)
     Increase in policy liabilities                                                                17.6              11.5
     Increase in other liabilities                                                                391.7              44.9
     Other, net                                                                                    31.0               0.6
  --------------------------------------------------------------------------------------------------------------------------
        Net cash provided by continuing operations                                                872.8             554.4
        Net cash provided by (used in) discontinued operations                                      3.4              (3.9)
  --------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                 876.2             550.5
  --------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of securities available-for-sale                                     2,120.2           2,048.2
    Proceeds from sale of securities available-for-sale                                           929.4             131.7
    Proceeds from repayments of mortgage loans on real estate                                     464.4             377.5
    Proceeds from sale of real estate                                                              30.9               9.5
    Proceeds from repayments of policy loans and sale of other invested assets                     29.3              46.2
    Cost of securities available-for-sale acquired                                             (4,829.9)         (3,134.5)
    Cost of mortgage loans on real estate acquired                                               (928.3)           (796.7)
    Cost of real estate acquired                                                                   (0.3)             (0.2)
    Short-term investments, net                                                                  (310.3)           (264.0)
    Acquisition of subsidiary, net of cash                                                        (36.0)              -
    Disposal of subsidiaries, net of cash                                                         (48.6)              -
    Collateral - securities lending, net                                                         (189.9)              -
    Other, net                                                                                   (184.2)            120.7
  --------------------------------------------------------------------------------------------------------------------------
        Net cash used in continuing operations                                                 (2,953.3)         (1,461.6)
        Net cash provided by discontinued operations                                               --                 2.4
  --------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                                  (2,953.3)         (1,459.2)
  --------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in short-term debt                                                                (100.0)             (4.5)
    Proceeds from issuance of long-term debt                                                      296.0               -
    Cash dividends paid                                                                           (31.0)            (30.9)
    Increase in investment and universal life insurance product account values                  3,489.4           3,318.9
    Decrease in investment and universal life insurance product account values                 (1,598.8)         (2,376.3)
    Other, net                                                                                      1.3               1.6
  --------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                               2,056.9             908.8
  --------------------------------------------------------------------------------------------------------------------------

  Net (decrease) increase in cash                                                                 (20.2)              0.1
  Cash, beginning of period                                                                        65.0              62.7
  --------------------------------------------------------------------------------------------------------------------------
  Cash, end of period                                                                      $       44.8      $       62.8
  ==========================================================================================================================



See accompanying notes to unaudited consolidated financial statements, including note 9 which describes related party transactions.

               NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
                         Six Months Ended June 30, 2002

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries (NFS or collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K and Current Report on Form 8-K filed June 20, 2002, which reported revised consolidated financial statements for discontinued operations (see note 9).

(2)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS
         145). The adoption of SFAS 145 did not have any impact on the financial position or results of operations of the Company.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit of Disposal Activities (SFAS 146). Adoption of SFAS 146 is not expected to have any impact on the financial position or results of operations of the Company.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements, Continued

(3)      EARNINGS PER SHARE

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

         The calculations of basic and diluted earnings per share are as follows:


                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                     -------------------------------------------------------
           (in millions, except per share amounts)                       2002          2001          2002          2001
           =================================================================================================================

           Income from continuing operations before cumulative
              effect of adoption of accounting principles            $     80.4       $ 115.5     $   184.1       $ 228.4
           Income from discontinued operations, net of tax                  1.2           0.7           3.4           0.3
           Cumulative effect of adoption of accounting principles,
              net of tax                                                    --           (2.3)          --           (7.1)
           -----------------------------------------------------------------------------------------------------------------
           Net income                                                $     81.6       $ 113.9     $   187.5       $ 221.6
           =================================================================================================================

           Weighted average common shares outstanding - basic             129.0         128.9         128.9         128.8
           Dilutive effect of stock options                                 0.3           0.3           0.4           0.4
           -----------------------------------------------------------------------------------------------------------------
           Weighted average common shares outstanding - diluted           129.3         129.2         129.3         129.2
           =================================================================================================================

           Income from continuing operations before cumulative
               effect of adoption of accounting principles per
               common share:
             Basic                                                   $     0.62       $  0.90     $    1.43       $  1.78
             Diluted                                                 $     0.62       $  0.90     $    1.43       $  1.77


           Income from discontinued operations per common share,
               net of tax:
             Basic                                                   $     0.01       $    --     $    0.02       $    --
             Diluted                                                 $     0.01       $    --     $    0.02       $    --

           Cumulative effect of adoption of accounting principles
               per common share, net of tax:
             Basic                                                   $      --        $ (0.02)    $      --       $ (0.06)
             Diluted                                                 $      --        $ (0.02)    $      --       $ (0.06)
           -------------------------------------------------------------------------------------------------------------------

           Net income per common share:
             Basic                                                   $     0.63       $  0.88     $    1.45       $  1.72
             Diluted                                                 $     0.63       $  0.88     $    1.45       $  1.71
           =================================================================================================================



              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

(4)      GOODWILL

         Changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2002 were as follows:


                                            INDIVIDUAL   INSTITUTIONAL       LIFE
         (in millions)                        ANNUITY       PRODUCTS       INSURANCE      CORPORATE(1)        TOTAL
         ===============================================================================================================

         Balance as of January 1, 2002      $     --       $       35.8  $         70.3  $    23.9         $   130.0
         Acquisitions (see note 9)                --                2.9            60.0        --               62.9
         Disposals (see note 9)                   --                 --             --       (23.9)            (23.9)
         ---------------------------------------------------------------------------------------------------------------
           Balance as of June 30, 2002      $     --       $       38.7  $        130.3  $      --         $   169.0
         ===============================================================================================================


         ----------

     (1) Amount was previously reported in the Asset Management segment, which the Company no longer reports due to the transactions described in note 9.

         During the second quarter of 2002 the Company completed its transitional impairment testing and concluded that, as of January 1, 2002, there were no impairment losses on existing goodwill.

         Below is a calculation of reported net income, basic earnings per share and diluted earnings per share adjusted for the effect of amortization expense for the three and six months ended June 30, 2001.


                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                     -------------------------------------------------------
          (in millions, except per share amounts)                        2002          2001          2002          2001
          ==================================================================================================================

          Net income, as originally reported                         $    81.6     $    113.9    $    187.5    $    221.6
          Exclude goodwill amortization expense, net of tax                --             2.8          --             5.6
          ------------------------------------------------------------------------------------------------------------------
              Adjusted net income                                    $    81.6     $    116.7    $    187.5    $    227.2
          ==================================================================================================================

          BASIC EARNINGS PER SHARE:
          As originally reported                                     $    0.63     $     0.88    $     1.45    $     1.72
          Exclude goodwill amortization expense                            --            0.02           --           0.04
          ------------------------------------------------------------------------------------------------------------------
              As adjusted                                            $    0.63     $     0.90    $     1.45    $     1.76
          ==================================================================================================================

          DILUTED EARNINGS PER SHARE:
          As originally reported                                     $    0.63     $     0.88    $     1.45    $     1.71
          Exclude goodwill amortization expense                            --            0.02            --          0.04
          ------------------------------------------------------------------------------------------------------------------
              As adjusted                                            $    0.63     $     0.90    $     1.45    $     1.75
          ==================================================================================================================


         Basic income from continuing operations before cumulative effect of adoption of accounting principles per common share, excluding goodwill amortization expense, net of tax, for the three and six months ended June 30, 2001 was $0.92 and $1.81, respectively. Diluted income from continuing operations per common share, excluding goodwill amortization expense, net of tax, for the three and six months ended June 30, 2001 was $0.92 and $1.80, respectively.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

(5)      COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes net income as well as certain items that are reported directly within a separate component of shareholders' equity that bypass net income. Other comprehensive income
         (loss) is comprised of unrealized gains (losses) on securities available-for-sale and accumulated net gains (losses) on cash flow hedges. The related before and after federal income tax amounts are as follows:


                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                               ---------------------------------------------------------------
           (in millions)                                            2002            2001            2002            2001
           ===================================================================================================================

           Unrealized gains (losses) on securities available-for-sale arising during the period:
                Gross                                          $       306.9   $     (67.6)    $      149.8    $     159.2
                Adjustment to deferred policy acquisition              (99.7)         21.3            (64.7)         (43.8)
                   costs
                Related federal income tax (expense) benefit           (72.5)         16.2            (29.8)         (40.4)
           -------------------------------------------------------------------------------------------------------------------
                     Net                                               134.7         (30.1)            55.3           75.0
           -------------------------------------------------------------------------------------------------------------------

           Reclassification adjustment for net losses on securities
              available-for-sale realized during the period:
                Gross                                                   37.4           1.3             42.2             5.5
                Related federal income tax benefit                     (13.1)         (0.4)           (14.8)           (1.9)
           -------------------------------------------------------------------------------------------------------------------
                     Net                                                24.3           0.9             27.4             3.6
           -------------------------------------------------------------------------------------------------------------------

           Other comprehensive income (loss) on securities
              available-for-sale                                       159.0         (29.2)            82.7            78.6
           -------------------------------------------------------------------------------------------------------------------

           Accumulated net gain (loss) on cash flow hedges:
                Gross                                                    5.7          (0.3)            14.7             0.8
                Related federal income tax (expense) benefit            (1.9)          0.1             (5.1)           (0.3)
           -------------------------------------------------------------------------------------------------------------------
                   Other comprehensive income (loss) on cash
                     flow hedges                                         3.8          (0.2)             9.6             0.5
           -------------------------------------------------------------------------------------------------------------------

           Accumulated net gain (loss) on transition adjustments:
                Transition adjustment - FAS 133                          --             --             --              (5.6)
                Transition adjustment - EITF 99-20                       --            3.5             --               3.5
                Related federal income tax (expense) benefit             --           (1.3)            --               0.7
           -------------------------------------------------------------------------------------------------------------------
                   Other comprehensive income (loss) on
                      transition adjustments                             --            2.2             --              (1.4)
           -------------------------------------------------------------------------------------------------------------------
           Total other comprehensive income (loss)              $     162.8    $     (27.2)     $      92.3      $     77.7
           ===================================================================================================================


         Reclassification adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three and six months ended June 30, 2002 and 2001 and, therefore, are not reflected in the table above.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

(6)      SECURITIZATION TRANSACTION

         During the first quarter of 2002, the Company sold a credit enhanced equity interest in a Low Income Housing Tax Credit Fund (Fund) to an unrelated third party for $55.3 million. The Company recognized $3.1 million of structuring fee income related to this transaction. Additionally, $1.6 million of net proceeds were used to establish a stabilization reserve for certain properties that are not currently generating the underlying tax credits. This amount is evaluated regularly and is reduced and recognized in income if and when the properties begin generating tax credits and the related cash flow projections no longer require such reserves. There was no change in the stabilization reserve during second quarter 2002. As part of this transaction, the Company has provided a cumulative guaranteed 5.25% return to the third party investor as it relates to the tax credit flows over the life of the transaction. The Company does not anticipate making any payments related to the guarantee provision provided by this transaction.

(7)      SEGMENT DISCLOSURES

         The Company uses differences in products as the basis for defining its reportable segments. The Company has historically reported four product segments: Individual Annuity, Institutional Products, Life Insurance and Asset Management. During the second quarter of 2002, the Company completed a transaction with a related party that resulted in the disposal of a substantial portion of the business that had been reported in the Asset Management segment (see note 9). As a result, the Company no longer reports an Asset Management segment, as this business is considered discontinued operations. Effective in the second quarter of 2002, structured products transactions previously reported in the Asset Management segment are reported in the Institutional Products segment. Amounts reported for prior periods have been revised to reflect these changes.

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

         The Institutional Products segment is comprised of the Company's private and public sector group retirement plans and medium-term note program. The private sector includes the 401(k) business generated through fixed and variable annuities, Nationwide Trust Company, FSB and The 401(k) Company. The public sector includes the Internal Revenue Code (IRC) Section 457 business in the form of fixed and variable annuities as well as administration-only business. Additionally, structured products transactions are reported in the Institutional Products segment.

         The Life Insurance segment consists of investment life products, including both individual variable life and corporate-owned life insurance products (COLI), traditional life insurance products, universal life insurance and the Company's investment in TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial), a leading COLI producer. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

         In addition to the product segments, the Company reports a Corporate segment. The Corporate segment includes net investment income not allocated to the three product segments, unallocated expenses, interest expense on debt and in 2001, goodwill amortization. In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items in the Corporate segment, but does not consider them as part of operating income.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The following table summarizes the financial results of the Company's business segments for the three months ended June 30, 2002 and 2001.

                                                        INDIVIDUAL  INSTITUTIONAL     LIFE
(in millions)                                            ANNUITY      PRODUCTS     INSURANCE     CORPORATE   TOTAL
===================================================================================================================

2002
 Net investment income                                  $ 165.8       $ 198.0       $  81.9       $  7.0   $  452.7
Other operating revenue                                   139.8          67.0         137.8         (0.3)     344.3
-------------------------------------------------------------------------------------------------------------------
   Total operating revenue(1)                             305.6         265.0         219.7          6.7      797.0
-------------------------------------------------------------------------------------------------------------------

Interest credited to policyholder account values          126.0         134.5         45.3           --       305.8
Amortization of deferred policy acquisition costs          54.5          11.3         19.2           --        85.0
Interest expense on debt and capital and
  preferred securities of subsidiary trusts                  --           --           --           16.9       16.9
Other benefits and expenses                                70.8          66.2        107.4           0.4      244.8
-------------------------------------------------------------------------------------------------------------------
    Total benefits and expenses                           251.3         212.0        171.9          17.3      652.5
-------------------------------------------------------------------------------------------------------------------

Operating income (loss) before federal income
  tax expense(1)                                           54.3          53.0         47.8         (10.6)     144.5
Net realized losses on investments, hedging
  instruments and hedged items                               --           --           --          (40.8)     (40.8)
--------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before
  federal income tax expense and cumulative
  effect of adoption of accounting principles           $  54.3       $  53.0       $ 47.8        $(51.4)   $ 103.7
====================================================================================================================

2001
Net investment income                                   $ 129.1       $ 211.9       $ 81.2        $  9.3    $ 431.5
Other operating revenue                                   144.7          72.1        125.7           0.4      342.9
-------------------------------------------------------------------------------------------------------------------
    Total operating revenue(1)                            273.8         284.0        206.9           9.7      774.4
-------------------------------------------------------------------------------------------------------------------

Interest credited to policyholder account values          106.8         158.7         44.2           --       309.7
Amortization of deferred policy acquisition costs          53.2          13.0         19.3           --        85.5
Interest expense on debt and capital and
  preferred securities of subsidiary trusts                 --            --           --           13.4       13.4
Other benefits and expenses                                51.8         58.3          99.3           2.9      212.3
-------------------------------------------------------------------------------------------------------------------
    Total benefits and expenses                           211.8        230.0         162.8          16.3      620.9
-------------------------------------------------------------------------------------------------------------------

Operating income (loss) before federal income
  tax expense(1)                                           62.0         54.0          44.1          (6.6)     153.5
Net realized gains on investments, hedging
  instruments and hedged items                               --          --            --            3.2        3.2
-------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before
  federal income tax expense and cumulative
  effect of adoption of accounting principles           $  62.0       $ 54.0        $ 44.1        $ (3.4)   $ 156.7
====================================================================================================================


--------------
(1) Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The following table summarizes the financial results of the Company's business segments for the six months ended June 30, 2002 and 2001.

                                                           Individual  Institutional     Life
(in millions)                                               Annuity      Products     Insurance     Corporate    Total
========================================================================================================================

2002
Net investment income                                   $    321.3    $    394.4      $  161.9   $     18.7    $   896.3
Other operating revenue                                      272.6         140.7         272.6         (0.2)       685.7
-------------------------------------------------------------------------------------------------------------------------
   Total operating revenue(1)                                593.9         535.1         434.5         18.5      1,582.0
-------------------------------------------------------------------------------------------------------------------------

Interest credited to policyholder account values             244.9         267.7          91.0          --         603.6
Amortization of deferred policy acquisition costs            108.2          21.5          40.1          --         169.8
Interest expense on debt and capital and
   preferred securities of subsidiary trusts                  --             --            --          33.6         33.6
Other benefits and expenses                                  133.2         134.4         214.9          3.7        486.2
-------------------------------------------------------------------------------------------------------------------------
   Total benefits and expenses                               486.3         423.6         346.0         37.3      1,293.2
-------------------------------------------------------------------------------------------------------------------------

Operating income (loss) before federal income
   tax expense(1)                                            107.6         111.5          88.5        (18.8)       288.8
Net realized losses on investments, hedging
   instruments and hedged items                                --             --            --        (45.5)       (45.5)
-------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before
   federal income tax expense and cumulative
   effect of adoption of accounting principles          $    107.6    $    111.5      $   88.5   $    (64.3)   $   243.3
=========================================================================================================================

Assets as of period end                                 $ 42,815.1    $ 32,637.3      $9,567.5   $  4,795.2    $89,815.1
=========================================================================================================================

2001
Net investment income                                   $    254.8    $    423.7      $  161.1   $     17.4    $   857.0
Other operating revenue                                      288.9         146.0         258.7          0.8        694.4
-------------------------------------------------------------------------------------------------------------------------
   Total operating revenue(1)                                543.7         569.7         419.8         18.2      1,551.4
-------------------------------------------------------------------------------------------------------------------------

Interest credited to policyholder account values             208.1         316.8          87.0          --         611.9
Amortization of deferred policy acquisition costs            110.9          25.8          43.0          --         179.7
Interest expense on debt and capital and
   preferred securities of subsidiary trusts                  --             --            --          27.5         27.5
Other benefits and expenses                                  102.2         118.8         193.6          6.7        421.3
-------------------------------------------------------------------------------------------------------------------------
   Total benefits and expenses                               421.2         461.4         323.6         34.2      1,240.4
-------------------------------------------------------------------------------------------------------------------------

Operating income (loss) before federal income
   tax expense(1)                                            122.5         108.3          96.2        (16.0)       311.0
Net realized losses on investments, hedging
   instruments and hedged items                               --            --             --          (0.8)        (0.8)
-------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before
   federal income tax expense and cumulative
   effect of adoption of accounting principles          $    122.5    $    108.3      $   96.2   $    (16.8)   $   310.2
=========================================================================================================================

Assets as of period end                                 $ 44,019.4    $ 36,076.5      $8,707.9   $  3,277.4(2) $92,081.2
=========================================================================================================================


----------
(1) Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

(2) Includes $167.0 million of assets related to discontinued operations (see note 9).

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

(8)      CONTINGENCIES

         On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification, which has not been granted. The Company is opposing this motion. On February 9, 2002, Marcus Shore withdrew as a named plaintiff in the lawsuit. On April 16, 2002, the Company filed a motion for summary judgement on the individual claims of plaintiff Mercedes Castillo. On May 28, 2002, the Court denied plaintiffs' motion to add new persons as named plaintiffs, so the action is now proceeding with Mercedes Castillo as the only named plaintiff. The Company intends to defend this lawsuit vigorously.

         On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 6, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of retirement plans that purchased variable annuities from Nationwide Life Insurance Company to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the funds originally included in the plaintiffs' annuities with "inferior" funds because the new funds purportedly paid higher fees to the Company. The amended complaint seeks disgorgement of the fees allegedly received by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney's fees. On November 15, 2001, the Company filed a motion to dismiss the amended complaint, which has not been decided. On December 3, 2001, the plaintiffs filed a motion for class certification. On January 15, 2002, the plaintiffs filed a response to the Company's motion to dismiss the amended complaint. On February 22, 2002, the Company filed a reply memorandum in support of its motion to dismiss. On March 12, 2002, the plaintiffs filed a response to the Company's reply memorandum. On March 19, 2002, the Company filed a supplemental memorandum in support of its motion to dismiss. The court heard oral argument on the motion to dismiss on August 6, 2002. The class has not been certified. The Company intends to defend this lawsuit vigorously.

         There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

(9)      RELATED PARTY TRANSACTIONS

         The Company has entered into significant, recurring transactions and agreements with Nationwide Mutual Insurance Company (NMIC) and other affiliates as a part of its ongoing operations. The nature of the transactions and agreements includes: annuity and life insurance contracts, a tax sharing agreement, reinsurance agreements, cost sharing agreements, administration services, marketing agreements, office space leases, intercompany repurchase agreements and cash management services. The transactions and agreements are described more fully in note 16 to the consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K. During 2002, there have been no material changes to the nature and terms of these transactions and agreements.

         Effective June 28, 2002, the Company entered into a Marketing and Support Services Agreement with Gartmore Global Investments, Inc.
         (GGI). Under this agreement, the Company receives quarterly payments of $1 million in exchange for certain specified marketing and support of GGI product offerings.

              NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

         Amounts on deposit with a related party in cash management were $551.7 million and $85.6 million as of June 30, 2002 and December 31, 2001, respectively.

         On February 5, 2002 NFS purchased the remaining 10% of The 401(k) Companies, Inc. for $3.9 million from existing shareholders. The shareholders primarily consisted of management and employees of The 401(k) Companies, Inc.

         On May 31, 2002 NFS purchased an additional interest in TBG Financial for $40.7 million from existing shareholders. The shareholders primarily consisted of management and employees of TBG Financial. This additional investment increased NFS' ownership of TBG Financial to 63%. The results of TBG Financial are included in the consolidated financial statements of the Company effective May 31, 2002.

         In June 2002, NFS exchanged all of its shares of common stock of GGI, a majority owned subsidiary, and Nationwide Securities, Inc. (NSI), an indirect wholly owned subsidiary, for approximately 9.1 million shares of NFS common stock held by Nationwide Corporation. The transactions valued NFS' interest in GGI and NSI at approximately $362.8 million. As required by NFS' Restated Certificate of Incorporation, the shares Nationwide Corporation exchanged were automatically converted from Class B common stock to Class A common stock upon return to NFS.
         NFS has retained these Class A shares in treasury for future issuance.

         The GGI and NSI transactions are between related parties and therefore will be recorded at carrying value of the underlying components of the transactions rather than fair value. As a result, NFS recorded the NFS shares received as treasury stock at Nationwide Corporation's carrying value of these shares. NFS recorded the excess of Nationwide Corporation's carrying value of NFS shares exchanged over the carrying value of GGI and NSI, net of transaction costs, $110.1 million, as a credit to additional paid-in-capital upon closing. These transactions are intended to qualify as tax-free exchanges.

         The results of the operations of GGI and NSI are reflected as discontinued operations for all periods presented.

(10)     PENDING TRANSACTION

         On August 8, 2001, NFS announced the signing of an agreement and plan of merger, whereby through a sponsored demutualization it will acquire Provident Mutual Life Insurance Company (Provident). The purchase price, which is to be paid in a combination of NFS Class A common stock, cash and policy credits, is expected to be approximately $1.527 billion, assuming the NFS Final Stock Price - as defined in the merger agreement - is within a range of $36.86 and $47.71. If the NFS Final Stock Price is less than $36.86 or greater than $47.71, the purchase price will be reduced or increased accordingly. On July 31, 2002, the Insurance Commissioner of the Commonwealth of Pennsylvania approved the Sponsored Demutualization Application previously filed by NFS and Provident, subject to certain conditions. The NFS shareholders and Provident members will vote on matters related to the proposed transaction at separate meetings scheduled for September 13, 2002 and September 24, 2002, respectively. In addition to these votes, the closing of the transaction, which is expected to occur on or about October 1, 2002, is subject to various regulatory requirements and satisfaction of conditions set forth in the merger agreement.

(11)     SENIOR NOTES

         On June 24, 2002, NFS issued $300.0 million of 5.90% senior notes due July 1, 2012 at an all-in rate of 6.09%. The senior notes are not subject to any sinking fund payments. The terms of the senior notes contain various restrictive covenants including limitations on the disposition of subsidiaries. The senior notes are redeemable in whole or in part, at the option of NFS, at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at the treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date. The Company is scheduled to make interest payments on January 1 and July 1 of each year commencing January 1, 2003.

(12)     RECLASSIFICATION

         Certain items in the 2001 unaudited consolidated financial statements and related footnotes have been reclassified to conform to the 2002 presentation.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              INTRODUCTION

              The following analysis of unaudited consolidated results of operations and financial condition of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

              NFS is the holding company for Nationwide Life Insurance Company
              (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies (Nationwide). The Company is a leading provider of long-term savings and retirement products in the United States of America. The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans and other investment products sold to institutions, and life insurance. The Company sells its products through a diverse distribution network, including independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists, Nationwide Retirement Solutions, The 401(k) Company, Nationwide agents and Provident agents.

              Management's discussion and analysis (MD&A) contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities: (i) change in Nationwide's control of the Company through its beneficial ownership of approximately 97.5% of the combined voting power of all the outstanding common stock and approximately 79.8% of the economic interest in the Company other than through the Provident transaction; (ii) the Company's primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the Company's subsidiaries to pay such dividends; (iii) the potential impact on the Company's reported net income that could result from the adoption of certain accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies; (iv) tax law changes impacting the tax treatment of life insurance and investment products; (v) repeal of the federal estate tax; (vi) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (vii) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (viii) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (ix) inability to carry out marketing and sales plans, including, among others, development of new products and/or changes to certain existing products and acceptance of the new and/or revised products in the market; (x) changes in interest rates and the stock markets causing a reduction of investment income and/or asset fees, an acceleration of the amortization of deferred policy acquisition costs, reduction in the value of the Company's investment portfolio or separate account assets or a reduction in the demand for the Company's products; (xi) general economic and business conditions which are less favorable than expected; (xii) competitive, regulatory or tax changes that affect the cost of, or demand for the Company's products; (xiii) unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations; (xiv) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts; and (xv) adverse litigation results or resolution of litigation and arbitration.

              BUSINESS OUTLOOK

              As part of the Company's disclosure procedures, the Company has incorporated a business outlook section as a permanent part of its quarterly earnings release, conference call and MD&A. As such, the following statements, which were published on July 29, 2002 as part of the Company's earnings release, are forward-looking, based on business conditions that existed as of June 30, 2002 and do not consider any potential financial impact from the proposed transaction with Provident. Due to the inherent difficulty in forecasting the short-term performance of the equity markets, as measured by the S&P 500 Index, and the related performance of the Company's separate account values, the information provided below incorporates a range of possible results that are intended to illustrate the sensitivity of the Company's revenue and earnings to the ultimate performance of the equity markets. To the extent that actual equity market performance varies from that assumed in the illustration below, our results will vary accordingly.

              - For the full year 2002, should the equity markets and the related performance of our separate account assets achieve a return of 0 to 2 percent per quarter for the balance of the year, operating earnings per share should be within a range of $3.25 to $3.40.

              - Utilizing the same equity market assumptions noted above, revenue growth would be within a range of 4 to 6 percent and return on equity would be within a range of 12 to 13 percent for the full year 2002.

              - In light of the recent market turmoil and considering the sharp decline in the equity market since the end of the quarter, should the equity market remain at this level (as of July 26, 2002) for the balance of the year, earnings per share would be within a range of $3.15 to $3.20 per share.


              The information above does not reflect any potential impact related to acceleration of deferred policy acquisition costs (DAC) amortization that may result from continued depressed equity market levels. For further discussion of this topic see Part I,
              Item 2 - Individual Annuity, beginning on page 24.


              The Company's ability to meet the indicated outlook and expectations is subject to the factors described in the introduction section immediately above. Following the end of each quarter, the Company has a "quiet period" when it no longer publishes or updates its current expectations and forecasts and Company representatives will not comment concerning the Company's financial results or expectations. The quiet period will extend until the day when the Company's next earnings release is published. Prior to the start of the next quiet period (October 7, 2002), investors can continue to rely on the earnings release and web site as still being the Company's current expectations on matters covered, unless the Company publishes a notice stating otherwise.

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

              Impairment Losses on Investments

              Management regularly reviews its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security's fair value has been below amortized cost/cost, and by how much, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a reduction of the cost basis of the underlying investment.

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

              Deferred Policy Acquisition Costs For Investment Products and Universal Life Insurance Products

              The costs of acquiring new and renewal business, principally commissions, certain expenses of the policy issue and underwriting department and certain variable sales expenses that relate to and vary with the production of new or renewal business have been deferred. DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

              For investment products and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest spreads, asset fees, cost of insurance, policy administration and surrender charges. For years in which gross profits are negative, DAC is amortized based on the present value of gross revenues. The Company regularly reviews the estimated future gross profits and revises such estimates when appropriate. The cumulative change in amortization as a result of changes in estimates to reflect current best estimates is recorded as a charge or credit to amortization expense. The most significant assumptions that are involved in the estimation of future gross profits include future investment performance and surrender/lapse rates. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a significant charge or credit to amortization expense. DAC is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale.

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

              Recently Issued Accounting Pronouncements

              See note 2 to the unaudited consolidated financial statements for a discussion of recently issued accounting pronouncements.

              RESULTS OF OPERATIONS

              Revenues

              Total operating revenues, which excludes net realized gains and losses on investments, hedging instruments and hedged items for second quarter 2002 increased to $797.0 million compared to $774.4 million for the same period in 2001. For the first six months of 2002 and 2001, total operating revenues were $1.58 billion and $1.55 billion, respectively.

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

              Policy charges for the comparable periods of 2002 and 2001 were as follows:

                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30,                    JUNE 30,
                                                                -------------------------------------------------------
              (in millions)                                         2002          2001          2002          2001
              =========================================================================================================

              Asset fees                                        $    145.3    $    157.6    $    293.0    $    317.3
              Cost of insurance charges                               58.3          49.6         113.7          96.2
              Administrative fees                                     30.4          31.1          68.2          72.4
              Surrender fees                                          21.9          18.4          37.9          38.7
              ---------------------------------------------------------------------------------------------------------
                Total policy charges                            $    255.9    $    256.7    $    512.8    $    524.6
              =========================================================================================================

              The decline in asset fees reflects a decrease in total average separate account values, of $4.40 billion (7%) in the first six months of 2002 compared to a year ago. Market depreciation on investment options underlying variable annuity and investment life insurance products as a result of the sharp declines in the equity markets, partially offset by net flows into these products, resulted in the decrease in average separate account values.

              Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy's death benefit minus the related policyholder account value. The amount charged is based on the insured's age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk as a result of new sales of corporate and individual investment life insurance products and favorable persistency of in-force business. The net amount at risk related to corporate and individual investment life insurance grew to $35.43 billion as of June 30, 2002 compared to $30.62 billion a year ago.

              The decline in administrative fees in the three and six months ended June 30, 2002 compared to the same periods a year ago is primarily attributable to lower administration fees from public sector pension case terminations and lower premium loads due to a decline in life insurance premiums.

              Net investment income includes the investment income earned on investments supporting fixed annuities and certain life insurance products as well as invested assets not allocated to product segments, net of related investment expenses. Net investment income grew from $431.5 million in the second quarter of 2001 to $452.7 million in the second quarter of 2002 and from $857.0 million in the first half of 2001 to $896.3 million in the first half of 2002. These increases were primarily due to increased invested assets to support growth in individual fixed annuity, the medium-term note program and life insurance policy reserves, partially offset by lower yields due to declining market interest rates. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. General account reserves grew by $4.19 billion to $28.00 billion as of the end of second quarter 2002 compared to $23.81 billion a year ago.

              Realized gains and losses on investments not related to securitizations, hedging instruments and hedged items are not considered by the Company to be recurring components of earnings. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. In addition, charges related to other-than-temporary impairments of available-for-sale securities and other investments and valuation allowances on mortgage loans on real estate are included in this caption. Also included are changes in the fair value of derivatives qualifying as fair value hedges and the change in the fair value of the hedged items, the ineffective portion of cash flow hedges and changes in the fair value of free-standing derivatives, all of which are considered non-recurring components of earnings.

              Net realized losses on investments, hedging instruments and hedged items totaled $12.7 million in second quarter 2002 compared to $6.9 million gains in the same period a year ago. For the first half of 2002, net realized losses on investments, hedging instruments and hedged items totaled $12.9 million compared to $6.9 million gains for the first half of 2001. Also, during second quarter 2002, the Company recorded realized losses related to other-than-temporary impairments on securities available-for-sale of $28.1 million, compared to $3.7 million a year ago, while year-to-date 2002 realized losses related to other-than-temporary impairments on securities available-for-sale totaled $32.6 million compared to $7.7 million for the same period a year ago. In the second quarter of 2002, the Company recorded net realized losses on investments of $22.5 million, pre-tax, related to WorldCom, Inc.

              Other income includes management fees, commissions and other income earned by subsidiaries of the Company that provide administration, marketing and distribution services. The increase in other income in 2002 reflects an increase in the number of private sector pension plans sold through Nationwide Trust Company, FSB.

              Benefits and Expenses

              Interest credited to policyholder account values totaled $305.8 million in second quarter 2002 compared to $309.7 million in second quarter 2001, while year-to-date 2002 interest credited totaled $603.6 million compared to $611.9 million a year ago and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company's medium-term note program and certain life insurance products. The decline in interest credited reflects lower crediting rates in the Individual Annuity and Institutional Products segments, partially offset by an increase in average assets.

              Amortization of DAC declined to $85.0 million in the second quarter of 2002 compared to $85.5 million in the second quarter of 2001. On a year-to-date basis, DAC amortization totaled $169.8 million in 2002 compared to $179.7 million in 2001. The decline in amortization expense is primarily attributable to an increase in amortization in 2001 related to an increase in public sector pension case terminations and lower gross profits from individual variable annuities, which have been adversely impacted by lower equity markets.

              Operating expenses increased 26% to $156.3 million in second quarter 2002 compared to $124.0 million in second quarter 2001. For the first half of 2001, operating expenses were $313.5 million, up 22% from $257.5 million for the first half of 2001. The increase reflects a growing customer base, an increase in employee benefit costs and spending on projects focused on improving producer and customer service and increasing sales.

              The additional interest expense in 2002 reflects the November 2001 and June 2002 senior note offerings, offset by lower utilization of commercial paper borrowings.

              Federal income tax expense was $23.3 million and $41.2 million, representing effective tax rates of 22.5% and 26.3% for second quarter 2002 and 2001, respectively. For the first six months of 2002 and 2001, federal income tax expense was $59.2 million and $81.8 million, representing effective tax rates of 24.3% and 26.4%, respectively. An increase in tax credits from affordable housing partnership investments and the elimination of non-deductible goodwill amortization expense in 2002, partially offset by lower tax exempt income drove the decreases in effective rates.

              Discontinued Operations

              On June 28, 2002 NFS completed a transaction with Nationwide Corporation to exchange all of the shares of common stock of GGI, a majority owned subsidiary, that NFS held for shares of NFS common stock held by Nationwide Corporation. GGI comprised NFS' asset management operations. NFS also exchanged all of the shares of common stock of NSI, an indirect wholly owned broker/dealer subsidiary, for shares of NFS' common stock held by Nationwide Corporation.

              As a result of these transactions, the Company is no longer engaged in asset management operations and the results of GGI and NSI have been reported as discontinued operations. Also, the Company no longer reports an Asset Management segment and structured products transactions previously reported in the Asset Management segment are now reported in the Institutional Products segment. All periods presented have been revised to reflect these changes.

              Income from discontinued operations, net of tax, for second quarter 2002 and 2001 was $1.2 million and $0.7 million, respectively. For the first six months of 2002 and 2001, income from discontinued operations, net of tax, was $3.4 million and $0.3 million, respectively.

              Other Data

              The Company analyzes operating performance using a non-GAAP measure called net operating income. The Company calculates net operating income by adjusting net income to exclude all net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles, all net of tax. Net operating income or similar measures are commonly used in the insurance industry as a measure of ongoing earnings performance.

              The excluded items are important in understanding the Company's overall results of operations. Net operating income should not be viewed as a substitute for net income determined in accordance with GAAP, and it should be noted that the Company's definition of net operating income may differ from that used by other companies. However, the Company believes that the presentation of net operating income as it is measured for management purposes enhances the understanding of the Company's results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company's business. The Company excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, net of tax, from net operating income because such items are often the result of a single non-recurring event which may or may not be at the Company's discretion. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of the Company's business. The Company also excludes discontinued operations and the cumulative effect of adoption of accounting principles, both net of tax, from net operating income as such adjustments are not reflective of the ongoing operations of the Company's business.

              The following table reconciles the Company's reported net income to net operating income for the periods indicated.


                                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                JUNE 30,             JUNE 30,
                                                                         -------------------------------------------
                  (in millions)                                             2002      2001       2002       2001
                  ==================================================================================================
                  Net income                                             $   81.6  $  113.9  $   187.5   $  221.6
                  Net realized losses (gains) on investments, hedging
                     instruments and hedged items, net of tax(1)             26.5      (2.1)      29.6        0.5
                  Discontinued operations, net of tax                        (1.2)     (0.7)      (3.4)      (0.3)
                  Cumulative effect of adoption of accounting
                     principles, net of tax                                   -         2.3        -          7.1
                  --------------------------------------------------------------------------------------------------
                      Net operating income                               $ 106.9   $  113.4  $  213.7    $  228.9
                  ==================================================================================================


                  ----------
                  (1) Excludes net realized gains and losses related to securitizations.

              Sales Information

              The Company regularly monitors and reports a non-GAAP measure titled sales. Sales or similar measures are commonly used in the insurance industry as a measure of business generated in the period.

              Sales should not be viewed as a substitute for revenues determined in accordance with GAAP and the Company's definition of sales might differ from that used by other companies. Sales generate customer funds managed and administered, which ultimately drive revenues. Sales are primarily comprised of statutory premiums and deposits on individual and group annuities and life insurance products sold to a diverse customer base. Statutory premiums and deposits are calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and then adjusted to arrive at sales. Sales also include deposits on administration-only group pension plans.

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

              The Company's flagship products are marketed under The BEST of AMERICA brand and include individual variable and group annuities, group private sector pension plans sold through Nationwide Trust Company, FSB and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand name.

              The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under IRC Section 457. The Company utilizes its sponsorship by the National Association of Counties and The United States Conference of Mayors when marketing IRC Section 457 products.

              Sales by product and segment for the comparable periods of 2002 and 2001 are summarized as follows.


                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                            --------------------------------------------------------
              (in millions)                                     2002          2001          2002          2001
              ======================================================================================================

              The BEST of AMERICA products                  $     968.7   $   1,091.3   $   1,943.3   $   2,152.7
              Private label annuities                             208.1         535.5         429.1         757.0
              Other                                                --             0.3          --             2.8
              ------------------------------------------------------------------------------------------------------
                  Total individual variable annuity sales       1,176.8       1,627.1       2,372.4       2,912.5
              ------------------------------------------------------------------------------------------------------

              Deferred fixed annuities                            661.9         442.8       1,199.9         761.3
              Income products                                      32.6          34.0          58.1          73.1
              ------------------------------------------------------------------------------------------------------
                 Total individual fixed annuity sales             694.5         476.8       1,258.0         834.4
              ------------------------------------------------------------------------------------------------------
                      Total individual annuity sales        $   1,871.3   $   2,103.9   $   3,630.4   $   3,746.9
              ======================================================================================================

              The BEST of AMERICA annuity products          $     684.6   $     770.6   $   1,475.2   $   1,708.6
              The BEST of AMERICA trust products                  358.6         170.5         925.2         406.5
              The 401(k) Company                                  116.2         103.1         246.2         214.6
              Other                                                22.7          13.4          33.2          27.3
              ------------------------------------------------------------------------------------------------------
                 Total private sector pension plan sales        1,182.1       1,057.6       2,679.8       2,357.0
              ------------------------------------------------------------------------------------------------------

              IRC Section 457 annuities                           351.1         388.0         685.9         790.1
              Administration-only agreements                      277.1         266.0         547.3         526.9
              ------------------------------------------------------------------------------------------------------
                 Total public sector pension plan sales           628.2         654.0       1,233.2       1,317.0
              ------------------------------------------------------------------------------------------------------
                     Total institutional products sales     $   1,810.3   $   1,711.6   $   3,913.0   $   3,674.0
              ======================================================================================================

              The BEST of AMERICA variable life series      $     139.7   $     148.9   $     266.3   $     289.5
              Corporate-owned life insurance                      139.9         137.9         454.5         515.7
              Traditional/Universal life insurance                 61.9          63.4         121.7         122.2
              ------------------------------------------------------------------------------------------------------
                 Total life insurance sales                 $     341.5   $     350.2   $     842.5   $     927.4
              ======================================================================================================


              The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company's products to their own customer base include independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists and Provident agents. Representatives of the Company who market products directly to a customer base include Nationwide Retirement Solutions and The 401(k) Company. The Company also distributes retirement savings products through the agency distribution force of its ultimate parent company, NMIC.

              Sales by distribution channel are summarized as follows:


                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30,                    JUNE 30,
                                                                -------------------------------------------------------
              (in millions)                                         2002          2001          2002          2001
              =========================================================================================================

              Independent broker/dealers                        $   1,142.3   $  1,171.5    $  2,524.1    $  2,525.0
              Financial institutions                                1,045.4        902.4       2,068.5       1,685.6
              Nationwide Retirement Solutions                         649.7        670.9       1,262.2       1,364.1
              Wirehouse and regional firms                            516.7        719.3       1,019.3       1,086.9
              Pension plan administrators                             205.1        266.9         432.7         593.9
              Nationwide agents                                       186.8        193.7         348.5         362.5
              Life insurance specialists                              139.9        137.9         454.5         515.7
              The 401(k) Company                                      116.2        103.1         246.2         214.6
              Provident agents                                         21.0           --          29.9            --
             ---------------------------------------------------------------------------------------------------------
                Total                                           $   4,023.1    $ 4,165.7    $  8,385.9     $ 8,348.3
              =========================================================================================================


              Sales through financial institutions grew 16% in second quarter 2002 compared to a year ago, driven mainly by increased fixed annuity and pension sales. Year-to-date 2002 sales through this channel increased 23% compared to the same period a year ago.

              Sales through Nationwide Retirement Solutions declined 3% in second quarter 2002 and 7% year-to-date compared to 2001, reflecting the impact of case terminations in 2001 and 2002.

              Sales through wirehouse and regional firms decreased 28% in the second quarter of 2002 to $516.7 million compared to sales of $719.3 million in second quarter 2001 due primarily to a spike in sales in second quarter of 2001 from the launch of the Waddell & Reed Financial, Inc. relationship. For the first six months of 2002, sales through this channel decreased 6% to $1.02 billion compared to $1.09 billion in the same period a year ago, reflecting lower sales from the Waddell & Reed Financial, Inc. relationship.

              Sales through pension plan administrators dropped 23% and 27% in second quarter 2002 and the first six months of 2002 compared to the same periods a year ago, respectively. As the Company's private sector pension business model continues to evolve, direct production through this channel is not expected to grow, with more new business opportunities being created in conjunction or partnership with the independent broker/dealer, wirehouse and financial institutions relationships.

              BUSINESS SEGMENTS

              The Company has three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

              The following table summarizes operating income (loss) before federal income tax expense for the Company's business segments for the periods indicated.


                                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                    JUNE 30,                    JUNE 30,
                                                                           --------------------------------------------------------
              (in millions)                                                    2002          2001          2002          2001
              =====================================================================================================================

              Individual Annuity                                           $     54.3    $     62.0    $    107.6    $    122.5
              Institutional Products                                             53.0          54.0         111.5         108.3
              Life Insurance                                                     47.8          44.1          88.5          96.2
              Corporate(1)                                                      (10.6)         (6.6)        (18.8)        (16.0)
              ---------------------------------------------------------------------------------------------------------------------
                 Operating income before federal income tax expense(1)     $    144.5    $    153.5    $    288.8    $    311.0
              =====================================================================================================================


              ----------
              (1) Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

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


                                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                  JUNE 30,                    JUNE 30,
                                                                         --------------------------------------------------------
              (in millions)                                                  2002          2001          2002           2001
              ===================================================================================================================

              INCOME STATEMENT DATA
              Revenues:
                 Policy charges                                            $    123.6    $    127.0       $ 243.2     $    255.2
                 Net investment income                                          165.8         129.1         321.3          254.8
                 Premiums on immediate annuities                                 16.2          17.7          29.4           33.7
              -------------------------------------------------------------------------------------------------------------------
                                                                           $    305.6         273.8         593.9          543.7
              -------------------------------------------------------------------------------------------------------------------

              Benefits and expenses:
                 Interest credited to policyholder account values               126.0         106.8         244.9          208.1
                 Other benefits                                                  21.4          20.1          37.8           35.8
                 Amortization of deferred policy acquisition costs               54.5          53.2         108.2          110.9
                 Other operating expenses                                        49.4          31.7          95.4           66.4
              -------------------------------------------------------------------------------------------------------------------
                                                                                251.3         211.8         486.3          421.2
              -------------------------------------------------------------------------------------------------------------------
                     Operating income before federal income tax expense    $     54.3    $     62.0      $  107.6     $    122.5
              ===================================================================================================================

              OTHER DATA
              Sales:
                 Individual variable annuities                             $  1,176.8    $  1,627.1    $  2,372.4     $  2,912.5
                 Individual fixed annuities                                     694.5         476.8       1,258.0          834.4
              -------------------------------------------------------------------------------------------------------------------
                     Total individual annuity sales                        $  1,871.3    $  2,103.9    $  3,630.4     $  3,746.9
              ===================================================================================================================

              Average account values:
                 General account                                           $  9,919.3    $  7,340.7    $  9,602.0     $  7,152.0
                 Separate account                                            31,869.0      34,176.5      32,319.0       34,745.7
              -------------------------------------------------------------------------------------------------------------------
                     Total average account values                          $ 41,788.3    $ 41,517.2    $ 41,921.0     $ 41,897.7
              ===================================================================================================================

              Account values as of period end:
                 Individual variable annuities                             $ 33,566.0    $ 37,343.8
                 Individual fixed annuities                                   6,923.8       4,691.7
              -------------------------------------------------------------------------------------------------------------------
                     Total account values                                  $ 40,489.8    $ 42,035.5
              ===================================================================================================================

              Return on average allocated capital                                10.2%         15.1%       10.5%           15.6%
              Pre-tax operating income to average account values                 0.52%         0.60%       0.51%           0.58%
              -------------------------------------------------------------------------------------------------------------------


              Pre-tax operating earnings totaled $54.3 million in second quarter 2002, down 12% compared to $62.0 million a year ago. For the first six months of 2002 pre-tax operating earnings were $107.6 million compared to $122.5 million for the first six months of 2001. An increase in interest spread income was offset by lower asset fees and higher operating expenses.

              Asset fees decreased to $100.9 million in the second quarter of 2002, down 6% from $107.7 million in the same period a year ago. For the first half of 2002, asset fees totaled $203.2 million, down 6% from the first half of 2001 total of $216.1 million. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees are primarily due to changes in the market value of investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values decreased 7% to $32.32 billion as of June 30, 2002 compared to $34.75 billion a year ago.

              Operating expenses were $49.4 million in second quarter 2002, an increase of 56% over second quarter 2001. During the first half of 2002, operating expenses totaled $95.4 million, an increase of 44% over the first half of 2001 total of $66.4 million. The increase in general operating expenses compared to a year ago is the result of a growing customer base, an increase in employee benefit costs, an increase in trail commissions and projects focused on improving producer and customer service and increasing sales.

              Interest spread income is net investment income less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

              The following table depicts the interest spread on average general account values in the Individual Annuity segment for the periods indicated.


                                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                 JUNE 30,                    JUNE 30,
                                                                        -------------------------------------------------------
                                                                            2002          2001          2002          2001
              =================================================================================================================

              Net investment income                                           7.03%         7.61%         7.09%         7.76%
              Interest credited                                               5.08          5.82          5.10          5.82
              -----------------------------------------------------------------------------------------------------------------
                   Interest spread on average general account values          1.95%         1.79%         1.99%         1.94%
              =================================================================================================================

              Interest spread on average general account values increased 16 basis points in second quarter 2002 compared to a year ago. The increase is primarily due to a reduction in interest crediting rates in response to declining market rates.

              The Company regularly reviews its DAC balances and underlying assumptions. Recent declines in the stock market may reduce the Company's assumptions for future gross profits which could result in an adjustment to the DAC balance and an acceleration of amortization expense. Should the equity markets remain at end of July levels for the remainder of this year, the Company would likely record an adjustment to the DAC balance in the fourth quarter of 2002 or first quarter of 2003. Under those assumptions, the increase in amortization expense would be approximately $175 million to $200 million, after tax. Should the equity markets rebound in the coming months, the likelihood of an adjustment to the DAC balance will be reduced.

              Individual Annuity sales, which exclude internal replacements, during second quarter 2002 were $1.87 billion, down 11% from $2.10 billion in the year ago quarter. For the first six months of 2002, sales were $3.63 billion compared to $3.75 billion for the first six months of 2001. The appeal of fixed products to consumers remained very strong, as sales of fixed annuities reached $694.5 million in second quarter 2002, a 46% increase from the $476.8 million reported in the second quarter a year ago. Sales of fixed annuities for the first half of 2002 were $1.26 billion compared to $834.4 million for the first half of 2001.

              Individual Annuity segment deposits in second quarter 2002 of $1.99 billion offset by withdrawals and surrenders totaling $1.48 billion generated net flows of $509.4 million compared to the $1.05 billion achieved a year ago. The decrease in net flows is attributable to the decline in sales combined with an increase in variable annuity surrenders due to the implementation of short-term trading fees and a change in procedures which now allow customers quicker access to their funds.

              The decrease in pre-tax operating income to average account values in second quarter and the first half of 2002 compared to 2001 is primarily a result of lower asset fees and higher expenses, partially offset by increased spread income of general account assets. The decrease in return on average allocated capital to 10.2% in the current quarter reflects the decrease in operating income coupled with an increase in allocated capital as a result of the significant growth in fixed annuities.

              Institutional Products

              The Institutional Products segment is comprised of the Company's private and public sector group retirement plans, medium-term note program and structured products initiatives. The private sector includes the 401(k) business generated through fixed and variable annuities, Nationwide Trust Company, FSB and The 401(k) Company. The public sector includes the IRC Section 457 business in the form of fixed and variable annuities as well as administration-only business.

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


                                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                  JUNE 30,                    JUNE 30,
                                                                         --------------------------------------------------------
              (in millions)                                                  2002          2001          2002           2001
              ===================================================================================================================

              INCOME STATEMENT DATA
              Revenues:
                Policy charges                                          $     44.7  $       54.2       $     94.7      $    111.2
                Net investment income                                        198.0         211.9            394.4           423.7
                Other                                                         22.3          17.9             46.0            34.8
              -------------------------------------------------------------------------------------------------------------------
                                                                             265.0         284.0            535.1           569.7
              -------------------------------------------------------------------------------------------------------------------

              Benefits and expenses:
                Interest credited to policyholder account values             134.5         158.7            267.7           316.8
                Other operating expenses                                      77.5          71.3            155.9           144.6
              -------------------------------------------------------------------------------------------------------------------
                                                                             212.0         230.0            423.6           461.4
              -------------------------------------------------------------------------------------------------------------------
                    Operating income before federal income tax expense  $     53.0  $       54.0       $    111.5      $    108.3
              ===================================================================================================================

              OTHER DATA
              Sales:
                 Private sector pension plans                           $  1,182.1  $    1,057.6       $  2,679.8      $  2,357.0
                 Public sector pension plans                                 628.2         654.0          1,233.2         1,317.0
              -------------------------------------------------------------------------------------------------------------------
                     Total institutional products sales                 $  1,810.3  $    1,711.6       $  3,913.0      $  3,674.0
              ===================================================================================================================

              Average account values:
                  General account                                       $ 12,424.3  $   11,505.4       $ 12,253.4      $ 11,257.0
                  Separate account                                        20,643.0      23,737.1         21,065.5        24,181.4
                  Administration-only                                     16,911.1      14,670.1         16,805.7        13,438.9
              -------------------------------------------------------------------------------------------------------------------
                     Total average account values                       $ 49,978.4  $   49,912.6       $ 50,124.6      $ 48,877.3
              ===================================================================================================================

              Account values as of period end:
                  Private sector pension plans                          $ 20,601.3  $   20,991.1
                  Public sector pension plans                             24,165.1      27,277.9
                  Funding agreements backing medium-term notes             4,104.8       2,569.5
              -------------------------------------------------------------------------------------------------------------------
                     Total account values                               $ 48,871.2  $   50,838.5
              ===================================================================================================================

              Return on average allocated capital                             21.2%         21.5%            22.4%          21.7%
              Pre-tax operating income to average account values              0.42%         0.43%            0.44%          0.44%
              -------------------------------------------------------------------------------------------------------------------


              Pre-tax operating income totaled $53.0 million in the quarter ended June 30, 2002, down 2% compared to the pre-tax operating income of $54.0 million reported a year ago. Pre-tax operating income increased 3% to $111.5 million in the first six months of 2002 compared to the same period a year ago. Significant growth in interest spread income and income from trust products was offset by lower policy charges and higher operating expenses.

              Asset fees declined 13% to $39.6 million in the quarter ended June 30, 2002 compared to $45.7 million a year ago, while year-to-date 2002 asset fees were $80.5 million compared to $93.0 million in 2001. The decline was driven by a 13% drop in average separate account values in both the quarter and first half of 2002 compared to the same periods a year ago, attributable to market depreciation on assets and public sector pension case terminations.

              Other income, which includes fees for administration-only cases, Nationwide Trust Company, FSB products and structured products, increased 25% in second quarter 2002 from a year ago due to growth in trust sold private sector pension plans, which now account for 30% of private sector pension plan sales compared to 16% a year ago. Other income increased 32% in the first half of 2002 compared to the same period a year ago.

              Interest spread income is net investment income less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors. Interest spread income was $10.3 million higher in the second quarter of 2002 compared to the second quarter of 2001 and $19.8 million higher on a year-to-date basis driven by both higher average general account values and improved interest spread. The increase in average general account values was led by growth in the medium-term note program, where we issued $400.0 million of notes during the quarter and $975.0 million during the first six months of 2002.

              The following table depicts the interest spread on average general account values in the Institutional Products segment for the periods indicated.


                                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                               JUNE 30,                    JUNE 30,
                                                                      -------------------------------------------------------
                                                                          2002          2001          2002          2001
              ===============================================================================================================

              Net investment income                                         6.37%         7.37%         6.44%         7.53%
              Interest credited                                             4.33          5.52          4.37          5.63
              ---------------------------------------------------------------------------------------------------------------
                 Interest spread on average general account values          2.04%         1.85%         2.07%         1.90%
              ===============================================================================================================


              Interest spread improved to 204 basis points in the second quarter of 2002 compared to 185 basis points a year ago as effective crediting rate management more than offset lower investment income yields on account values.

              Institutional Products sales during second quarter 2002 reached $1.81 billion compared to sales of $1.71 billion in second quarter 2001. For the first six months of 2002, sales reached $3.91 billion compared to sales of $3.67 billion for the same period a year ago. Private Sector pension sales, aided by new selling relationships and the sale of two large plans in first quarter 2002, were the key driver to growth, posting a strong quarter with sales 12% ahead of a year ago. Sales in the Public Sector declined slightly from a year ago reflecting the impact of case terminations in 2001 and 2002 on recurring deposits.

              Institutional Products segment deposits in second quarter 2002 of $1.85 billion offset by participant withdrawals and surrenders totaling $1.50 billion generated net flows from participant activity of $351.3 million, an 8% decrease over second quarter 2001. Year-to-date 2002 net flows decreased 12% to $716.7 million compared to year-to-date 2001 net flows of $818.9 million. In the Private Sector, increased competition and a slow-down in new plan creation is increasing the level of take-over business. In the Public Sector, the increase reflects participants taking advantage of the new portability provisions created as part of the tax reforms enacted a year ago and the decrease in sales.

              Life Insurance

              The Life Insurance segment consists of investment life products, including both individual variable life and COLI products, traditional life insurance products, universal life insurance and the Company's investment in TBG Financial, a leading COLI producer. Effective May 31, 2002, the Company increased its ownership in TBG Financial to 63%. The results of TBG Financial are included in the consolidated results of the Company effective May 31, 2002. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

              The following table summarizes certain selected financial data for the Company's Life Insurance segment for the periods indicated.


                                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                  JUNE 30,                    JUNE 30,
                                                                         --------------------------------------------------------
              (in millions)                                                  2002          2001          2002           2001
              ===================================================================================================================

              INCOME STATEMENT DATA
              Revenues:
                 Total policy charges                                    $       87.6  $       75.5  $     174.9    $     158.2
                 Net investment income                                           81.9          81.2        161.9          161.1
                 Other                                                           50.2          50.2         97.7          100.5
              -------------------------------------------------------------------------------------------------------------------
                                                                                219.7         206.9        434.5          419.8
              -------------------------------------------------------------------------------------------------------------------

              Benefits                                                          112.4         112.4        225.9          215.0
              Operating expenses                                                 59.5          50.4        120.1          108.6
              -------------------------------------------------------------------------------------------------------------------
                                                                                171.9         162.8        346.0          323.6
              -------------------------------------------------------------------------------------------------------------------
                    Operating income before federal income tax expense   $       47.8  $       44.1  $      88.5    $      96.2
              ===================================================================================================================

              OTHER DATA
              Sales:
                The BEST of AMERICA variable life series                 $      139.7  $      148.9  $     266.3    $     289.5
                Corporate-owned life insurance                                  139.9         137.9        454.5          515.7
                Traditional/Universal life insurance                             61.9          63.4        121.7          122.2
              -------------------------------------------------------------------------------------------------------------------
                    Total life insurance sales                           $      341.5  $      350.2  $     842.5    $     927.4
              ===================================================================================================================

              Policy reserves as of period end:
                Individual investment life insurance                     $    2,160.5  $    2,139.0
                Corporate investment life insurance                           3,530.3       2,987.3
                Traditional life insurance                                    1,905.1       1,837.7
                Universal life insurance                                        816.0         774.2
              -------------------------------------------------------------------------------------------------------------------
                    Total policy reserves                                $    8,411.9  $    7,738.2
              ===================================================================================================================

              Life insurance in-force as of period end:
                Individual investment life insurance                     $   32,721.2  $   28,673.0
                Corporate investment life insurance                           8,402.3       7,072.9
                Traditional life insurance                                   24,966.1      24,222.2
                Universal life insurance                                      7,763.9       7,904.5
              -------------------------------------------------------------------------------------------------------------------
                    Total insurance in-force                             $   73,853.5  $   67,872.6
              ===================================================================================================================

              Return on average allocated capital                                11.8%         11.0%        11.2%          12.2%
              -------------------------------------------------------------------------------------------------------------------


              Life Insurance segment earnings increased 8% to $47.8 million for the second quarter 2002, up from $44.1 million a year ago. An increase in policy charges and improved mortality experience offset the increase in operating expenses. On a year-to-date basis segment earnings decreased 8% to $88.5 million in 2002 from $96.2 million in 2001. Lower income from TBG Financial, adverse mortality early in 2002 and higher operating expenses contributed to the decline.

              Driven by increased policy charges, revenues from investment life products increased to $110.4 million in second quarter 2002 compared to $97.8 million in second quarter 2001, while year-to-date revenues increased to $217.4 million for 2002 compared to $203.0 million for 2001. The increase in policy charges is attributable to a growing block of investment life business, as insurance in-force increased 15% to $41.12 billion as of second quarter 2002, compared to $35.75 billion in second quarter 2001, which offset the impact of lower premium loads due to a decline in life insurance premiums.

              Pre-tax earnings from investment life products totaled $29.4 million in second quarter 2002, a 24% increase from $23.8 million in second quarter 2001, while the first six months of 2002 reached $51.0 million compared to $56.0 million a year ago, a 9% decrease. The growth in current quarter pre-tax earnings is due to the increase in policy charges mentioned above, offset by increased general operating expenses. Adverse mortality reduced year-to-date earnings, as higher than normal frequency of death claims were reported in the first quarter of 2002. Also contributing to the year-to-date decline in earnings in investment life were lower investment income and reduced earnings from TBG Financial.

              Fixed life pre-tax earnings decreased 9% to $18.4 million in second quarter 2002 compared to $20.3 million in the same period a year ago. For the first six months of 2002, pre-tax earnings decreased 7% to $37.5 million compared to $40.2 million for the first six months of 2001. Increases in policy benefit costs and operating expenses contributed to the declines.

              Total life insurance sales, excluding all BOLI and Nationwide employee and agent benefit plan sales, decreased 2% to $341.5 million in second quarter 2002 compared to $350.2 million during the same period in 2001. For the first six months of 2002, total life insurance sales, excluding all BOLI and Nationwide employee and agent benefit plan sales, decreased $84.9 million compared to 2001 and totaled $842.5 million. Individual variable universal life sales have been adversely impacted by the phase out of the estate tax, uncertainty surrounding the taxation of split dollar plans, and the volatile stock market. Sales of new COLI cases were down in second quarter 2002 compared to sales in second quarter 2001 due to the depressed economic conditions as corporations are less inclined to form new executive benefit plans and existing plans are being funded at lower levels.

              Corporate

              The Corporate segment consists of net investment income not allocated to the three product segments, unallocated expenses, interest expense on debt and, in 2001, goodwill amortization.

              The following table summarizes certain selected financial data for the Company's Corporate segment for the periods indicated.


                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                     -------------------------------------------------------
              (in millions)                                              2002          2001          2002          2001
              ==============================================================================================================

              INCOME STATEMENT DATA
              Operating revenues(1)                                    $    6.7       $   9.7       $  18.5       $  18.2
              Interest expense on debt and capital and preferred
                securities of subsidiary trusts                           (16.9)        (13.4)        (33.6)        (27.5)
              Other operating expenses                                     (0.4)         (2.9)         (3.7)         (6.7)
              --------------------------------------------------------------------------------------------------------------
                Operating loss before federal income tax expense1      $  (10.6)      $  (6.6)      $ (18.8)      $ (16.0)
              ==============================================================================================================


              ----------
              (1) Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

              The increase in revenues reflects an increase in net investment income primarily attributable to income earned on the proceeds from the $300.0 million November 2001 senior note offering. Second quarter 2002 investment income was adversely impacted by lower earnings from real estate investments. The additional interest expense in second quarter 2002 and the first six months of 2002 primarily reflects the $300.0 million November 2001 senior note offering, offset by lower utilization of commercial paper borrowings. Other operating expenses include $2.9 million and $5.8 million of goodwill amortization expense in second quarter 2001 and the first six months of 2001, respectively.

              In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items in the Corporate segment. Net realized losses on investments, hedging instruments and hedged items totaled $12.7 million in second quarter 2002 compared to $6.9 million gains in the same period a year ago. For the first half of 2002, net realized losses on investments, hedging instruments and hedged items totaled $12.9 million compared to $6.9 million gains for the first half of 2001. Also, during second quarter 2002, the Company recorded realized losses related to other-than-temporary impairments on securities available-for-sale of $28.1 million, compared to $3.7 million a year ago, while year-to-date 2002 realized losses related to other-than-temporary impairments on securities available-for-sale totaled $32.6 million compared to $7.7 million for the same period a year ago. In the second quarter of 2002, the Company recorded net realized losses on investments of $22.5 million, pre-tax, related to WorldCom, Inc.

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


                                                                                                AS OF
                                                                         ----------------------------------------------------
                                                                             JUNE 30,        DECEMBER 31,       JUNE 30,
              (in millions)                                                    2002              2001             2001
              ===============================================================================================================

              Long-term debt                                             $       896.9     $        597.0  $        298.4
              Capital and preferred securities of subsidiary trusts              300.0              300.0           300.0
              ---------------------------------------------------------------------------------------------------------------
                Total long-term debt and capital and preferred
                  securities                                                   1,196.9              897.0           598.4
              ---------------------------------------------------------------------------------------------------------------

              Shareholders' equity, excluding accumulated other
                comprehensive income                                           3,282.4            3,240.8         3,076.7
              Accumulated other comprehensive income                             294.8              202.5           192.2
              ---------------------------------------------------------------------------------------------------------------
                Total shareholders' equity                                     3,577.2            3,443.3         3,268.9
              ---------------------------------------------------------------------------------------------------------------
                Total capital                                            $     4,774.1     $      4,340.3   $     3,867.3
              ===============================================================================================================




              Long-term debt is comprised of senior issues, none of which is subject to any sinking fund payments. The terms of the senior notes contain various restrictive covenants including limitations on the disposition of subsidiaries. As of June 30, 2002, the Company was in compliance with all such covenants. The $300.0 million principal of 8.00% senior notes, due March 1, 2027, are redeemable in whole or in part, at the option of NFS, at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The $300.0 million principal of 6.25% senior notes, due November 15, 2011, are not redeemable prior to their maturity date. The $300.0 million principal of 5.90% senior notes, due July 1, 2012, were issued on June 24, 2002 and are redeemable in whole or in part, at the option of NFS, at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at the treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date.

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

              State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The ability of NLIC to pay dividends is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. State of Ohio insurance laws require life insurance companies to seek prior regulatory approval to pay a dividend if the fair market value of the dividend, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders' surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the prior year. NLIC's statutory-basis policyholders' surplus as of December 31, 2001 was $1.76 billion and statutory-basis net income for 2001 was $83.1 million. Dividends of $70.0 million and dividends in the form of return of capital of $475.0 million were paid in the preceding twelve months as of June 30, 2002. The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. NLIC sought and obtained prior regulatory approval from the Ohio Department of Insurance to return this $475.0 million of capital to NFS during 2002. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC's participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders. NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses and principal in the future.

              Also available as a source of funds to the Company is a $1 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several, and not joint, liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and NLIC maintain statutory surplus in excess of $935 million. The Company had no amounts outstanding under this agreement as of June 30, 2002. NLIC also has a $500 million commercial paper program that is 50% backed by the credit facility described above. Therefore borrowing capacity under this facility is reduced by one-half of any amounts outstanding under the commercial paper program. There was no outstanding commercial paper as of June 30, 2002.

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

              During the first quarter of 2002, the Company sold a credit enhanced equity interest in a Fund to a third party. The transaction provides a cumulative guaranteed return to the third party investor as it relates to the tax credits flows over the life of the transaction. The Company does not anticipate making any payments related to the guarantee provision provided by this transaction due to the diversity of and stabilization of the majority of the underlying properties and underlying reserves. Also see note 6 to the unaudited financial statemtents.

              INVESTMENTS

              General

              The Company's assets are divided between separate account and general account assets. As of June 30, 2002, $54.41 billion (61%) of the Company's total assets were held in separate accounts and $35.41 billion (39%) were held in the Company's general account, including $30.57 billion of general account investments.

              Separate account assets consist primarily of deposits from the Company's variable annuity business. Most separate account assets are invested in various mutual funds. All of the investment risk in the Company's separate account assets is borne by the Company's customers, with the exception of $1.63 billion of policy reserves as of June 30, 2002 ($1.39 billion as of December 31, 2001) for which the Company bears the investment risk.

              Fixed Maturity Securities

              The following table summarizes the composition of the Company's general account fixed maturity securities by category.


                                                                     AS OF JUNE 30, 2002       AS OF DECEMBER 31, 2001
                                                                  -------------------------------------------------------
                                                                     CARRYING        % OF        CARRYING        % OF
                  ($ in millions)                                     VALUE         TOTAL         VALUE         TOTAL
                  =======================================================================================================

                  U.S. government/agencies                        $       569.3        2.8    $     289.6          1.6
                  Foreign governments                                      42.7        0.2           44.4          0.3
                  State and political subdivisions                          9.9        --             7.9          --
                  Corporate:
                    Public                                              7,092.9       34.5        6,188.6         33.4
                    Private                                             6,363.1       31.0        6,033.4         32.5
                  Mortgage-backed securities -
                       U.S. Government backed                           2,976.7       14.5        2,082.1         11.2
                  Asset-backed securities                               3,497.4       17.0        3,902.3         21.0
                  -------------------------------------------------------------------------------------------------------
                     Total                                        $    20,552.0      100.0     $ 18,548.3        100.0
                  =======================================================================================================


              The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company's general account fixed maturity securities, 95% were in the highest two NAIC Designations as of June 30, 2002.

              The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company's general account fixed maturity securities portfolio.


                                                                    AS OF JUNE 30, 2002         AS OF DECEMBER 31, 2001
                                                                 ---------------------------------------------------------
                    NAIC                RATING AGENCY               CARRYING       % OF          CARRYING        % OF
              DESIGNATION(1)       EQUIVALENT DESIGNATION(2)          VALUE         TOTAL          VALUE          TOTAL
              ============================================================================================================
                                                                                     ($ in millions)

                      1          Aaa/Aa/A                        $ 11,896.6         57.9    $    11,061.5         59.6
                      2          Baa                                7,521.2         36.6          6,607.4         35.6
                      3          Ba                                   797.9          3.9            659.1          3.6
                      4          B                                    221.9          1.1            127.3          0.7
                      5          Caa and lower                         61.6          0.3             33.8          0.2
                      6          In or near default                    52.8          0.2             59.2          0.3
              ------------------------------------------------------------------------------------------------------------
                                    Total                        $ 20,552.0        100.0    $    18,548.3        100.0
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

              The Company's general account mortgage-backed security (MBS) investments include residential MBSs and multi-family mortgage pass-through certificates. As of June 30, 2002, MBSs were $2.98 billion (15%) of the carrying value of the general account fixed maturity securities available-for-sale, all of which were guaranteed by the U.S. Government or an agency of the U.S. Government.

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

              Prepayment risk is an inherent risk of holding MBSs. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs. As of June 30, 2002, $1.33 billion (45%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO/REMIC security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class.

              The following table sets forth the distribution by investment type of the Company's general account MBS portfolio as of June 30, 2002 and December 31, 2001.


                                                                      AS OF JUNE 30, 2002       AS OF DECEMBER 31, 2001
                                                                  --------------------------------------------------------
                                                                     CARRYING        % OF        CARRYING        % OF
              ($ in millions)                                         VALUE          TOTAL        VALUE          TOTAL
              ============================================================================================================

              Planned Amortization Class                          $  1,329.0         44.7        $  800.9         38.5
              Very Accurately Defined Maturity                         492.0         16.5           360.2         17.3
              Sequential                                               196.4          6.6           135.9          6.5
              Targeted Amortization Class                               90.9          3.1           117.0          5.6
              Accrual                                                  213.8          7.2           115.5          5.5
              Scheduled                                                 78.8          2.6            94.0          4.5
              Multi-family Mortgage Pass-through Certificates          108.1          3.6            63.4          3.1
              Non-Accelerating Security Class                          238.0          8.0            54.6          2.6
              Other                                                    229.7          7.7           340.6         16.4
              ------------------------------------------------------------------------------------------------------------
                Total                                             $  2,976.7        100.0        $2,082.1        100.0
              ============================================================================================================


              The Company's general account asset-backed security (ABS) investments include home equity/improvement ABSs, credit tenant/card backed ABSs and CBO/CLO ABSs, among others. As of June 30, 2002, ABSs were $3.50 billion (17%) of the carrying value of the general account fixed maturity securities available-for-sale.

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


                                                                      AS OF JUNE 30, 2002           AS OF DECEMBER 31, 2001
                                                                  -------------------------------------------------------------
                                                                     CARRYING          % OF          CARRYING          % OF
              ($ in millions)                                         VALUE           TOTAL           VALUE           TOTAL
              =================================================================================================================

              Home Equity/Improvement                               $1,048.0          30.0           $1,314.2         33.7
              Credit Tenant/Card Backed                                548.5          15.7              363.8          9.3
              CBO/CLO                                                  442.9          12.7              619.7         15.9
              Equity Trust Certificates/Enhanced Equity Trust
                Certificates                                           205.7           5.9              202.7          5.2
              Auto Loan Backed                                         162.5           4.6              186.2          4.8
              Pass Through Certificate                                 194.3           5.6              181.6          4.7
              Miscellaneous Asset Backed                               144.5           4.1              149.5          3.8
              Manufactured Housing Backed                              127.9           3.7              247.6          6.3
              Franchise/Business Loan                                  148.5           4.2              160.0          4.1
              Equipment Leases                                         107.6           3.1              136.1          3.5
              All Other                                                367.0          10.4              340.9          8.7
              -----------------------------------------------------------------------------------------------------------------
                 Total                                            $  3,497.4         100.0           $3,902.3        100.0
              =================================================================================================================


              Mortgage Loans

              As of June 30, 2002, general account mortgage loans were $7.57 billion (25%) of the carrying value of consolidated general account invested assets.

              As of June 30, 2002, 0.02% of the Company's mortgage loans were classified as delinquent, including loans in foreclosure, compared to none a year ago and 0.42% as of December 31, 2001. Foreclosed and restructured loans totaled 0.14% and 0.34% of the Company's mortgage loans as of June 30, 2002, respectively, compared to 0.08% and 0.39% as of June 30, 2001, respectively.

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

              On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification, which has not been granted. The Company is opposing this motion. On February 9, 2002, Marcus Shore withdrew as a named plaintiff in the lawsuit. On April 16, 2002, the Company filed a motion for summary judgement on the individual claims of plaintiff Mercedes Castillo. On May 28, 2002, the Court denied plaintiffs' motion to add new persons as named plaintiffs, so the action is now proceeding with Mercedes Castillo as the only named plaintiff. The Company intends to defend this lawsuit vigorously.

              On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al
              v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 6, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of retirement plans that purchased variable annuities from Nationwide Life Insurance Company to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the funds originally included in the plaintiffs' annuities with "inferior" funds because the new funds purportedly paid higher fees to the Company. The amended complaint seeks disgorgement of the fees allegedly received by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney's fees. On November 15, 2001, the Company filed a motion to dismiss the amended complaint, which has not been decided. On December 3, 2001, the plaintiffs filed a motion for class certification. On January 15, 2002, the plaintiffs filed a response to the Company's motion to dismiss the amended complaint. On February 22, 2002, the Company filed a reply memorandum in support of its motion to dismiss. On March 12, 2002, the plaintiffs filed a response to the Company's reply memorandum. On March 19, 2002, the Company filed a supplemental memorandum in support of its motion to dismiss. The court heard oral argument on the motion to dismiss on August 6, 2002. The class has not been certified. The Company intends to defend this lawsuit vigorously.

              There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

ITEM 2        CHANGES IN SECURITIES

              Pursuant to the Stock Retainer Plan for Non-Employee Directors, 1,619 shares of Class A Common Stock were issued by NFS during the second quarter of 2002, at an average price of $40.75 per share to NFS' directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) promulgated thereunder.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NFS held its Annual Meeting of stockholders on May 8, 2002. At that meeting, stockholders voted on the following proposals:

               1. Election of directors to serve as Class II Directors until the year 2005 Annual Meeting of stockholders as follows:


                                                                 For                Withheld
                                                        ------------------    ------------------
                        Joseph A. Alutto                   1,068,924,706            137,816
                        Donald L. McWhorter                1,068,905,304            157,218
                        Arden L. Shisler                   1,068,927,058            135,464
                        Alex Shumate                       1,068,924,256            138,266

                   The terms of office of the Directors, James G Brocksmith, Henry S. Holloway, Joseph J. Gasper, W.G. "Jerry" Jurgensen, Lydia Micheaux Marshall, David O. Miller, James F. Patterson and Gerald D. Prothro continued after the meeting.


                                                                                 For              Against            Abstain
                                                                          ------------------ ------------------ -------------------

               2.  Approval   of  the  Second   Amended   and   Restated
                   Nationwide  Financial  Services,  Inc. 1996 Long-Term
                   Equity  Compensation  Plan  as set  out in the  Proxy     1,058,396,224          7,755,297         136,561
                   Statement dated March 29, 2002.
               3.  Approval of a shareholder proposal for the
                   establishment of a policy relating to a Board of              1,598,733      1,064,189,462         499,887
                   Directors' committee.


ITEM 5        OTHER INFORMATION

              None.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits:

                     2.1 Agreement and Plan of Merger dated as of August 7, 2001 as amended and restated on July 8, 2002 (previously filed as Annex A to the Company's Registration Statement on Form S-4/A, Commission File Number 333-90200 filed on August 2, 2002, and incorporated herein by reference).

                     10.39 Form of Exchange Agreement between Nationwide Financial Services, Inc. and Nationwide Corporation dated as of May 22, 2002.

                     10.40 Form of Marketing and Support Services Agreement between Nationwide Financial Services, Inc. and Gartmore Global Investments, Inc. dated as of June 28, 2002.

              (b)    Reports on Form 8-K:

                     On May 22, 2002, NFS filed a Current Report on Form 8-K announcing the definitive agreement with Nationwide Corp. to exchange the shares of GGI and NSI owned by NFS for shares of NFS' common stock owned by Nationwide Corp.

                     On June 20, 2002, NFS filed a Current Report on Form 8-K which provides the transition disclosures required by SFAS 142 and revised consolidated financial statements to reflect discontinued operations as a result of the transactions announced on May 22, 2002.

                     On June 24, 2002, NFS filed a Current Report on Form 8-K in connection with the $300.0 million senior note offering.

                     On July 1, 2002, NFS filed a Current Report on Form 8-K in connection with the completion of the exchange of shares of GGI and NSI.

                     On July 30, 2002, NFS filed a Current Report on Form 8-K in connection with the release of quarterly earnings results.

                     On August 2, 2002, NFS filed a Current Report on Form 8-K in connection with matters related to the proposed Provident sponsored demutualization.

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


                                             NATIONWIDE FINANCIAL SERVICES, INC.
                                             -----------------------------------
                                                                    (Registrant)



Date:  August 14, 2002        /s/Mark R. Thresher
                              -------------------------------------------------
                              Mark R. Thresher, Senior Vice President - Finance
                                          (Chief Accounting Officer)