Form 10-Q
period 2002-09-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 2002-11-14
CIK 1029786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _______________________

Commission File No. 1-12785

NATIONWIDE FINANCIAL SERVICES, INC
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	31-1486870 (I.R.S. Employer Identification No.)

One Nationwide Plaza
Columbus, Ohio 43215
(614) 249-7111
(Address, including zip code, and telephone number,
including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

Yes   X   No

The number of shares outstanding of each of the registrant’s classes of common stock on November 1, 2002 was as follows:

CLASS A COMMON STOCK (par value $0.01 per share) - 56,237,664 shares outstanding
          (Title of Class)

CLASS B COMMON STOCK (par value $0.01 per share) - 95,633,767 shares outstanding
          (Title of Class)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 Unaudited Consolidated Financial Statements

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
(in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues
Policy charges	$235.6	$244.2	$748.4	$768.8
Life insurance premiums	64.5	59.4	189.2	189.9
Net investment income	472.8	437.6	1,369.1	1,294.6
Net realized (losses) gains on investments, hedging instruments and hedged items:
Unrelated parties	(41.0)	(3.6)	(86.5)	(4.4)
Related parties	23.2	44.4	23.2	44.4
Other	29.2	19.2	77.4	58.5

	784.3	801.2	2,320.8	2,351.8

Benefits and expenses
Interest credited to policyholder account values	325.7	318.2	929.3	930.1
Other benefits and claims	77.7	66.2	228.5	208.4
Policyholder dividends on participating policies	11.6	9.5	33.5	31.1
Amortization of deferred policy acquisition costs	431.0	85.5	600.8	265.2
Interest expense on debt and capital and preferred securities of subsidiary trusts	21.5	12.6	55.1	40.1
Other operating expenses	153.7	127.5	467.2	385.0

	1,021.2	619.5	2,314.4	1,859.9

(Loss) income from continuing operations before federal income tax (benefit) expense and cumulative effect of adoption of accounting principles	(236.9)	181.7	6.4	491.9
Federal income tax (benefit) expense	(95.9)	50.9	(36.7)	132.7

(Loss) income from continuing operations before cumulative effect of adoption of accounting principles	(141.0)	130.8	43.1	359.2
Income from discontinued operations, net of tax	—	1.8	3.4	2.1
Cumulative effect of adoption of accounting principles, net of tax	—	—	—	(7.1)

Net (loss) income	$(141.0)	$132.6	$46.5	$354.2

(Loss) income from continuing operations before cumulative effect of adoption of accounting principles per common share
Basic	$(1.18)	$1.01	$0.35	$2.79
Diluted	$(1.18)	$1.01	$0.35	$2.78
Net (loss) income per common share
Basic	$(1.18)	$1.03	$0.37	$2.75
Diluted	$(1.18)	$1.03	$0.37	$2.74
Weighted average common shares outstanding
Basic	119.9	128.9	125.9	128.8
Diluted	119.9	129.3	126.2	129.2

See accompanying notes to unaudited consolidated financial statements, including note 13 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in millions, except per share amounts)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $22,073.7 in 2002; $18,135.8 in 2001)	$23,074.6	$18,548.3
Equity securities (cost $118.5 in 2002; $143.2 in 2001)	104.0	150.5
Mortgage loans on real estate, net	7,691.7	7,113.1
Real estate, net	112.5	172.0
Policy loans	633.7	592.7
Other long-term investments	138.2	125.0
Short-term investments, including amounts managed by a related party	1,569.9	1,112.8

	33,324.6	27,814.4

Cash	102.7	65.0
Accrued investment income	346.2	309.7
Deferred policy acquisition costs	2,945.4	3,213.7
Goodwill	169.0	130.0
Other assets	1,085.6	781.4
Assets held in separate accounts	46,598.6	59,646.7

	$84,572.1	$91,960.9

Liabilities and Shareholders’ Equity
Future policy benefits and claims	$29,936.6	$25,491.6
Short-term debt	60.0	100.0
Long-term debt	897.1	597.0
Other liabilities	3,193.6	2,382.3
Liabilities related to separate accounts	46,598.6	59,646.7

	80,685.9	88,217.6

NFS-obligated mandatorily redeemable capital and preferred securities of subsidiary trusts holding solely junior subordinated debentures of NFS	300.0	300.0

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 50.0 million shares, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value. Authorized 750.0 million shares, 33.4 million and 24.1 million shares issued, respectively, and 24.3 million and 24.1 million shares outstanding, respectively	0.3	0.2
Class B common stock, $0.01 par value. Authorized 750.0 million shares, 95.6 million and 104.7 million shares issued and outstanding, respectively	1.0	1.0
Additional paid-in capital	761.6	646.5
Retained earnings	2,614.6	2,598.8
Accumulated other comprehensive income	460.3	202.5
Treasury stock	(245.2)	(0.2)
Other	(6.4)	(5.5)

	3,586.2	3,443.3

	$84,572.1	$91,960.9

See accompanying notes to unaudited consolidated financial statements, including note 13 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(Unaudited)
Nine Months Ended September 30, 2002 and 2001
(in millions)

					Accumulated
	Class A	Class B	Additional		other			Total
	common	common	paid-in	Retained	comprehensive	Treasury		shareholders'
	stock	stock	capital	earnings	income	stock	Other	equity

Balance as of January 1, 2001	$0.2	$1.0	$640.8	$2,245.5	$114.5	$(0.3)	$(4.2)	$2,997.5
Comprehensive income:
Net income	—	—	—	354.2	—	—	—	354.2
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	—	175.3	—	—	175.3
Accumulated net gains on cash flow hedges, net of tax	—	—	—	—	3.8	—	—	3.8
Cumulative effect of adoption of accounting principles, net of tax	—	—	—	—	(1.4)	—	—	(1.4)

Total comprehensive income								531.9

Cash dividends declared	—	—	—	(46.4)	—	—	—	(46.4)
Other, net	—	—	5.6	1.2	—	0.1	(2.1)	4.8

Balance as of September 30, 2001	$0.2	$1.0	$646.4	$2,554.5	$292.2	(0.2)	$(6.3)	$3,487.8

Balance as of January 1, 2002	$0.2	$1.0	$646.5	$2,598.8	$202.5	$(0.2)	$(5.5)	$3,443.3
Comprehensive income:
Net income	—	—	—	46.5	—	—	—	46.5
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	—	246.9	—	—	246.9
Accumulated net gains on cash flow hedges, net of tax	—	—	—	—	10.9	—	—	10.9

Total comprehensive income								304.3

Cash dividends declared	—	—	—	(46.6)	—	—	—	(46.6)
Exchange of subsidiaries for shares of NFS stock held by a related party	0.1	—	110.4	—	—	(245.0)	—	(134.5)
Other, net	—	—	4.7	15.9	—	—	(0.9)	19.7

Balance as of September 30, 2002	$0.3	$1.0	$761.6	$2,614.6	$460.3	$(245.2)	$(6.4)	$3,586.2

See accompanying notes to unaudited consolidated financial statements, including note 13 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)
Nine Months Ended September 30, 2002 and 2001
(in millions)

	2002	2001

Cash flows from operating activities
Net income	$46.5	$354.2
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(3.4)	(2.1)
Interest credited to policyholder account values	929.3	930.1
Capitalization of deferred policy acquisition costs	(519.3)	(571.0)
Amortization of deferred policy acquisition costs	600.8	265.2
Amortization and depreciation	(0.1)	(12.8)
Realized losses (gains) on investments, hedging instruments and hedged items:
Unrelated parties	86.5	4.4
Related parties	(23.2)	(44.4)
Cumulative effect of adoption of accounting principles	—	10.9
Increase in accrued investment income	(36.5)	(57.7)
Increase in other assets	(345.4)	(186.0)
Increase in policy liabilities	22.0	21.1
Increase in other liabilities	431.4	234.6
Other, net	33.8	2.4

Net cash provided by continuing operations	1,222.4	948.9
Net cash provided by discontinued operations	3.4	2.7

Net cash provided by operating activities	1,225.8	951.6

Cash flows from investing activities
Proceeds from maturity of securities available-for-sale	3,013.0	3,076.6
Proceeds from sale of securities available-for-sale	1,394.0	247.9
Proceeds from repayments of mortgage loans on real estate	626.1	639.8
Proceeds from sale of real estate	94.8	168.5
Proceeds from repayments of policy loans and sale of other invested assets	43.8	57.3
Cost of securities available-for-sale acquired	(8,253.9)	(5,022.6)
Cost of mortgage loans on real estate acquired	(1,188.3)	(1,246.8)
Cost of real estate acquired	(1.0)	(0.3)
Short-term investments, net	(464.7)	(342.7)
Acquisition of subsidiary, net of cash	(36.0)	—
Disposal of subsidiaries, net of cash	(48.6)	—
Collateral — securities lending, net	248.9	—
Other, net	(319.7)	(151.1)

Net cash used in continuing operations	(4,891.6)	(2,573.4)
Net cash used in discontinued operations	—	(9.4)

Net cash used in investing activities	(4,891.6)	(2,582.8)

Cash flows from financing activities
Net change in short-term debt	(40.0)	(93.7)
Proceeds from issuance of long-term debt	296.0	—
Cash dividends paid	(46.6)	(46.4)
Increase in investment and universal life insurance product account values	5,268.9	4,710.0
Decrease in investment and universal life insurance product account values	(1,775.2)	(2,926.6)
Other, net	0.4	2.5

Net cash provided by financing activities	3,703.5	1,645.8

Net increase in cash	37.7	14.6
Cash, beginning of period	65.0	62.7

Cash, end of period	$102.7	$77.3

See accompanying notes to unaudited consolidated financial statements, including note 13 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2002

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries (NFS or collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2001 included in the Company’s 2001 Annual Report on Form 10-K and Current Report on Form 8-K filed June 20, 2002, which reported revised consolidated financial statements for discontinued operations (see note 13).

(2)	Significant Accounting Policy

Deferred Policy Acquisition Costs

The costs of acquiring business, principally commissions, certain expenses of the policy issue and underwriting department and certain variable sales expenses that relate to and vary with the production of new and renewal business have been deferred. Deferred policy acquisition costs (DAC) are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges, less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in note 2(b) to the audited consolidated financial statements included in the Company’s 2001 Form 10-K.

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is 8 percent. If actual net separate account performance varies from the 8 percent assumption, the Company assumes different performance levels over the next three years, such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s policy regarding the reversion to the mean process does not permit such returns to be below zero percent or in excess of 15 percent during the three-year reversion period.

Changes in assumptions can have a significant impact on the calculation of DAC on investment products and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense (DAC unlocking), which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

Due to the magnitude of DAC balance related to the individual variable annuity business, the sensitivity of the calculation to minor changes in the underlying assumptions and the related volatility that could result in the reported DAC balance without meaningful improvement in its reasonableness, the Company evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. Should the recorded balance of individual variable annuity DAC fall outside of these parameters for a prescribed period of time, or should the recorded balance fall outside of these parameters and the Company determines it is not reasonably possible to get back within this period of time, assumptions are required to be unlocked and the DAC is recalculated using revised best estimate assumptions. Otherwise, DAC is not unlocked to reflect updated assumptions. In the event DAC assumptions are unlocked and revised, the Company will continue to use the reversion to the mean process.

For other investment products and universal life insurance products, DAC is unlocked each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently in the consolidated financial statements.

For traditional life insurance products, the DAC asset is predominantly being amortized with interest over the premium-paying period of the related policies in proportion to the ratio of actual annual premium revenue to the anticipated total premium revenue. Such anticipated premium revenue is estimated using the same assumptions as those used for computing liabilities for future policy benefits at issuance. Under existing accounting guidance, the concept of DAC unlocking does not apply to traditional life insurance products, although evaluations of DAC for recoverability at the time of policy issuance and loss recognition testing at each reporting period are required.

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

The Company adopted SFAS 142 on January 1, 2002. The amortization of goodwill from past business combinations ceased upon adoption of this statement. At the time of adoption, the Company had unamortized goodwill of $130.0 million. See note 6 for additional disclosures.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). SFAS 144 was adopted by the Company on January 1, 2002 and carries forward many of the provisions of SFAS 121 and APB 30 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. Under SFAS 144, if a long-lived asset is part of a group that includes other assets and liabilities, then the provisions of SFAS 144 apply to the entire group. In addition, SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. The adoption of SFAS 144 did not have a material impact on the results of operations or financial position of the Company.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS 145). The adoption of SFAS 145 did not have any impact on the financial position or results of operations of the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). Adoption of SFAS 146 is not expected to have any impact on the financial position or results of operations of the Company.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

(4)	Earnings Per Share

Basic earnings per share represents the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options, if dilutive.

The calculations of basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions, except per share amounts)	2002	2001	2002	2001

(Loss) income from continuing operations before cumulative effect of adoption of accounting principles	$(141.0)	$130.8	$43.1	$359.2
Income from discontinued operations, net of tax	—	1.8	3.4	2.1
Cumulative effect of adoption of accounting principles, net of tax	—	—	—	(7.1)

Net (loss) income	$(141.0)	$132.6	$46.5	$354.2

Weighted average common shares outstanding — basic	119.9	128.9	125.9	128.8
Dilutive effect of stock options	—	0.4	0.3	0.4

Weighted average common shares outstanding — diluted	119.9	129.3	126.2	129.2

(Loss) income from continuing operations before cumulative effect of adoption of accounting principles per common share:
Basic	$(1.18)	$1.01	$0.35	$2.79
Diluted	$(1.18)	$1.01	$0.35	$2.78
Income from discontinued operations per common share, net of tax:
Basic	$—	$0.02	$0.02	$0.02
Diluted	$—	$0.02	$0.02	$0.02
Cumulative effect of adoption of accounting principles per common share, net of tax:
Basic	$—	$—	$—	$(0.06)
Diluted	$—	$—	$—	$(0.06)

Net (loss) income per common share:
Basic	$(1.18)	$1.03	$0.37	$2.75
Diluted	$(1.18)	$1.03	$0.37	$2.74

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

(5)	Deferred Policy Acquisition Costs

As part of the regular quarterly analysis of DAC, at the end of the third quarter of 2002, the Company determined that using actual experience to date and assumptions consistent with those used in the second quarter of 2002, its individual variable annuity DAC balance would be outside a pre-set parameter of acceptable results. The Company also determined that it was not reasonably possible that the DAC would return to an amount within the acceptable parameter within a prescribed period of time. Accordingly, the Company unlocked its DAC assumptions for individual variable annuities and reduced the DAC asset to the amount calculated using the revised assumptions. Because the Company unlocked the net separate account growth rate assumption for individual variable annuities for the three-year reversion period, the Company unlocked that assumption for all investment products and variable universal life insurance products to be consistent across product lines.

In the third quarter of 2002, the Company recorded an acceleration of DAC amortization totaling $347.1 million, before tax, or $225.6 million, net of $121.5 million of federal income tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Annuity — $213.4 million, Institutional Products — $7.8 million and Life Insurance — $4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC for investment products and variable universal life insurance products. The most significant assumption changes were the resetting of the Company’s assumption for net separate account growth to 8 percent during the three-year reversion period for all investment products and variable life insurance products and increases in future lapses and costs related to guaranteed minimum death benefits on individual variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

(6)	Goodwill

Changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2002 were as follows:

	Individual	Institutional	Life
(in millions)	Annuity	Products	Insurance	Corporate[1]	Total

Balance as of January 1, 2002	$—	$35.8	$70.3	$23.9	$130.0
Acquisitions (see note 13)	—	2.9	60.0	—	62.9
Disposals (see note 13)	—	—	—	(23.9)	(23.9)

Balance as of September 30, 2002	$—	$38.7	$130.3	$—	$169.0

[1]	Amount was previously reported in the Asset Management segment, which the Company no longer reports due to the transactions described in note 13.

During the second quarter of 2002 the Company completed its transitional impairment testing and concluded that, as of January 1, 2002, there were no impairment losses on existing goodwill.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

Below is a calculation of reported net income, basic earnings per share and diluted earnings per share adjusted for the effect of amortization expense for the three and nine months ended September 30, 2001.

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions, except per share amounts)	2002	2001	2002	2001

Net (loss) income, as originally reported	$(141.0)	$132.6	$46.5	$354.2
Exclude goodwill amortization expense, net of tax	—	2.7	—	8.3

Adjusted net (loss) income	$(141.0)	$135.3	$46.5	$362.5

Basic net (loss) income per common share:
As originally reported	$(1.18)	$1.03	$0.37	$2.75
Exclude goodwill amortization expense	—	0.02	—	0.06

As adjusted	$(1.18)	$1.05	$0.37	$2.81

Diluted net (loss) income per common share:
As originally reported	$(1.18)	$1.03	$0.37	$2.74
Exclude goodwill amortization expense	—	0.02	—	0.06

As adjusted	$(1.18)	$1.05	$0.37	$2.80

Basic income from continuing operations before cumulative effect of adoption of accounting principles per common share, excluding goodwill amortization expense, net of tax, for the three and nine months ended September 30, 2001 was $1.03 and $2.84, respectively. Diluted income from continuing operations before cumulative effect of adoption of accounting principles per common share, excluding goodwill amortization expense, net of tax, for the three and nine months ended September 30, 2001 was $1.03 and $2.83, respectively.

(7)	Securitization Transaction

During the first quarter of 2002, the Company sold a credit enhanced equity interest in a Low Income Housing Tax Credit Fund to an unrelated third party for $55.3 million. The Company recognized $3.1 million of structuring fee income related to this transaction. Additionally, $1.6 million of net proceeds were used to establish a stabilization reserve for certain properties that are not currently generating the underlying tax credits. This amount is evaluated regularly and is reduced and recognized in income if and when the properties begin generating tax credits and the related cash flow projections no longer require such reserves. To date, there has been no change in the stabilization reserve. As part of this transaction, the Company has provided a cumulative guaranteed 5.25% return to the third party investor as it relates to the tax credit flows over the life of the transaction. The Company does not anticipate making any payments related to the guarantee provision provided by this transaction.

(8)	Federal Income Taxes

The Company provides for federal income taxes based on the projected effective tax rate for the year. The customary relationship between federal income tax (benefit) expense and pre-tax (loss) income from continuing operations before cumulative effect of adoption of accounting principles does not exist in 2002. This is a result of the Company recording accelerated DAC amortization (see note 5) in third quarter 2002 that generated $121.5 million of federal income tax benefit calculated at the U.S. federal corporate income tax rate of 35% which differs from the Company’s effective tax rate.

As a result of the acquisition described in note 14, which reduced Nationwide Corporation’s ownership in the Company from 80% to 63%, NFS and its subsidiaries will no longer qualify to be included in the Nationwide Mutual Insurance Company (NMIC) consolidated federal income tax return. Therefore, previously deferred intercompany gains will be recognized for tax purposes and will result in NFS making a tax payment of $56.0 million to NMIC.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

(9)	Senior Notes

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

(10)	Comprehensive Income

Comprehensive income includes net income (loss) as well as certain items that are reported directly within a separate component of shareholders’ equity that bypass net income (loss). Other comprehensive income is comprised of unrealized gains (losses) on securities available-for-sale and accumulated net gains on cash flow hedges. The related before and after federal income tax amounts are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Unrealized gains on securities available-for-sale arising during the period:
Gross	$361.0	$224.4	$510.8	$383.5
Adjustment to deferred policy acquisition costs	(122.1)	(81.9)	(186.8)	(125.7)
Related federal income tax expense	(83.6)	(49.8)	(113.4)	(90.2)

Net	155.3	92.7	210.6	167.6

Reclassification adjustment for net losses on securities available-for-sale realized during the period:
Gross	13.6	6.4	55.8	11.9
Related federal income tax benefit	(4.7)	(2.3)	(19.5)	(4.2)

Net	8.9	4.1	36.3	7.7

Other comprehensive income on securities available-for-sale	164.2	96.8	246.9	175.3

Accumulated net gain on cash flow hedges:
Gross	2.1	5.0	16.7	5.8
Related federal income tax expense	(0.8)	(1.8)	(5.8)	(2.0)

Other comprehensive income on cash flow hedges	1.3	3.2	10.9	3.8

Accumulated net gain (loss) on transition adjustments:
Transition adjustment — FAS 133	—	—	—	(5.6)
Transition adjustment — EITF 99-20	—	—	—	3.5
Related federal income tax benefit	—	—	—	0.7

Other comprehensive loss on transition adjustments	—	—	—	(1.4)

Total other comprehensive income	$165.5	$100.0	$257.8	$177.7

Reclassification adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three and nine months ended September 30, 2002 and 2001 and, therefore, are not reflected in the table above.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

(11)	Segment Disclosures

The Company uses differences in products as the basis for defining its reportable segments. The Company has historically reported four product segments: Individual Annuity, Institutional Products, Life Insurance and Asset Management. During the second quarter of 2002, the Company completed a transaction with a related party that resulted in the disposal of a substantial portion of the business that had been reported in the Asset Management segment (see note 13). As a result, the Company no longer reports an Asset Management segment, as this business is considered discontinued operations. Effective in the second quarter of 2002, structured products transactions previously reported in the Asset Management segment are reported in the Institutional Products segment. Amounts reported for prior periods have been revised to reflect these changes.

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

The Life Insurance segment consists of investment life products, including both individual variable life and corporate-owned life insurance products (COLI), traditional life insurance products, universal life insurance and the Company’s investment in TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial), a leading COLI producer. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the financial results of the Company’s business segments for the three months ended September 30, 2002 and 2001.

	Individual	Institutional	Life
(in millions)	Annuity	Products	Insurance	Corporate	Total

2002
Net investment income	$176.8	$199.5	$82.2	$14.3	$472.8
Other operating revenue	128.1	60.2	140.5	0.5	329.3

Total operating revenue[1]	304.9	259.7	222.7	14.8	802.1

Interest credited to policyholder account values	136.2	141.5	48.0	—	325.7
Amortization of deferred policy acquisition costs	377.9	22.7	30.4	—	431.0
Interest expense on debt and capital and preferred securities of subsidiary trusts	—	—	—	21.5	21.5
Other benefits and expenses	68.5	61.3	110.9	2.3	243.0

Total benefits and expenses	582.6	225.5	189.3	23.8	1,021.2

Operating (loss) income before federal income taxes[1]	(277.7)	34.2	33.4	(9.0)	(219.1)
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(17.8)	(17.8)

(Loss) income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	$(277.7)	$34.2	$33.4	$(26.8)	$(236.9)

2001
Net investment income	$138.1	$211.9	$80.7	$6.9	$437.6
Other operating revenue	134.8	64.7	122.9	0.4	322.8

Total operating revenue[1]	272.9	276.6	203.6	7.3	760.4

Interest credited to policyholder account values	114.5	159.2	44.5	—	318.2
Amortization of deferred policy acquisition costs	53.3	10.4	21.8	—	85.5
Interest expense on debt and capital and preferred securities of subsidiary trusts	—	—	—	12.6	12.6
Other benefits and expenses	50.9	57.4	92.5	2.4	203.2

Total benefits and expenses	218.7	227.0	158.8	15.0	619.5

Operating income (loss) before federal income taxes[1]	54.2	49.6	44.8	(7.7)	140.9
Net realized gains on investments, hedging instruments and hedged items	—	—	—	40.8	40.8

Income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	$54.2	$49.6	$44.8	$33.1	$181.7

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the financial results of the Company’s business segments for the nine months ended September 30, 2002 and 2001.

	Individual	Institutional	Life
(in millions)	Annuity	Products	Insurance	Corporate	Total

2002
Net investment income	$498.1	$593.9	$244.1	$33.0	$1,369.1
Other operating revenue	400.7	200.9	413.1	0.3	1,015.0

Total operating revenue[1]	898.8	794.8	657.2	33.3	2,384.1

Interest credited to policyholder account values	381.1	409.2	139.0	—	929.3
Amortization of deferred policy acquisition costs	486.1	44.2	70.5	—	600.8
Interest expense on debt and capital and preferred securities of subsidiary trusts	—	—	—	55.1	55.1
Other benefits and expenses	201.7	195.7	325.8	6.0	729.2

Total benefits and expenses	1,068.9	649.1	535.3	61.1	2,314.4

Operating (loss) income before federal income taxes[1]	(170.1)	145.7	121.9	(27.8)	69.7
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(63.3)	(63.3)

(Loss) income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	$(170.1)	$145.7	$121.9	$(91.1)	$6.4

Assets as of period end	$39,480.3	$29,924.3	$9,424.0	$5,743.5	$84,572.1

2001
Net investment income	$392.9	$635.6	$241.8	$24.3	$1,294.6
Other operating revenue	423.7	210.7	381.6	1.2	1,017.2

Total operating revenue[1]	816.6	846.3	623.4	25.5	2,311.8
Interest credited to policyholder account values	322.6	476.0	131.5	—	930.1
Amortization of deferred policy acquisition costs	164.2	36.2	64.8	—	265.2
Interest expense on debt and capital and preferred securities of subsidiary trusts	—	—	—	40.1	40.1
Other benefits and expenses	153.1	176.2	286.1	9.1	624.5

Total benefits and expenses	639.9	688.4	482.4	49.2	1,859.9

Operating income (loss) before federal income taxes[1]	176.7	157.9	141.0	(23.7)	451.9
Net realized gains on investments, hedging instruments and hedged items	—	—	—	40.0	40.0

Income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	$176.7	$157.9	$141.0	$16.3	$491.9

Assets as of period end	$40,303.1	$33,219.6	$8,548.1	$3,457.02	$85,527.8

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

[2]	Includes $168.4 million of assets related to discontinued operations (see note 13).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

(12)	Contingencies

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification. On February 9, 2002, Marcus Shore withdrew as a named plaintiff in the lawsuit. On April 16, 2002, the Company filed a motion for summary judgment on the individual claims of plaintiff Mercedes Castillo. On May 28, 2002, the Court denied plaintiffs’ motion to add new persons as named plaintiffs, so the action is now proceeding with Mercedes Castillo as the only named plaintiff. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification is moot. Judgment for the Company has not yet been entered.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 6, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of retirement plans that purchased variable annuities from Nationwide Life Insurance Company to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the funds originally included in the plaintiffs’ annuities with “inferior” funds because the new funds purportedly paid higher fees to the Company. The amended complaint seeks disgorgement of the fees allegedly received by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney’s fees. On December 3, 2001, the plaintiffs filed a motion for class certification. The Company is opposing that motion. The Company’s Motion to Dismiss was denied on September 11, 2002. The Company intends to defend this lawsuit vigorously.

There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

(13)	Related Party Transactions

During the third quarter of 2001, the Company entered into a transaction with NMIC, whereby it sold 78% of its interest in a limited partnership (representing 49% of the limited partnership) to NMIC for $158.9 million. As a result of this sale, the Company recorded a realized gain of $44.4 million, and related tax expense of $15.5 million. During the third quarter of 2002, the Company entered into transactions with NMIC and Nationwide Indemnity Company (NIC), whereby it sold 100% of its remaining interest in the limited partnership (representing 15.11% of the limited partnership) to NMIC and NIC for a total of $54.5 million. As a result of this sale, the Company recorded a realized gain of $23.2 million and related tax expense of $8.1 million. The sales prices for each transaction, which were paid in cash, represented the fair value of the portions of limited partnership interests that were sold and were based on valuations of the limited partnership and its underlying investments as of the effective dates of the transactions. The valuations were completed by qualified management of the limited partnership and utilized a combination of internal and independent valuations of the underlying investments of the limited partnership. Additionally, senior financial officers and the Boards of Directors of the Company and NMIC separately reviewed, through their respective Finance Committees, and approved the process and methodology of the valuations prior to the execution of these transactions. The Company no longer holds an economic or voting interest in the limited partnership.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

The Company has entered into significant, recurring transactions and agreements with NMIC and other affiliates as a part of its ongoing operations. The nature of the transactions and agreements includes: annuity and life insurance contracts, a tax sharing agreement, reinsurance agreements, cost sharing agreements, administration services, marketing agreements, office space leases, intercompany repurchase agreements and cash management services. The transactions and agreements are described more fully in note 16 to the consolidated financial statements included in the Company’s 2001 Annual Report on Form 10-K. During 2002, there have been no material changes to the nature and terms of these transactions and agreements, except that effective October 1, 2002, the Company and its subsidiaries no longer participate in the tax sharing agreement as discussed in note 8.

Amounts on deposit with a related party in cash management were $277.0 million and $85.6 million as of September 30, 2002 and December 31, 2001, respectively.

The Company participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus a price differential. As of September 30, 2002 and December 31, 2001, the Company had borrowed $66.7 million and none, respectively, from affiliated entities under such agreements. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

On February 5, 2002, NFS purchased the remaining 10% of The 401(k) Companies, Inc. for $3.9 million from existing shareholders. The shareholders primarily consisted of management and employees of The 401(k) Companies, Inc. This transaction generated $2.9 million of goodwill in the Institutional Products segment.

On May 31, 2002, NFS purchased an additional interest in TBG Financial for $40.7 million from existing shareholders. The shareholders primarily consisted of management and employees of TBG Financial. This additional investment increased NFS’ ownership of TBG Financial to 63%. The results of TBG Financial are included in the consolidated financial statements of the Company beginning May 31, 2002. As a result of the increase in ownership and the consolidation of TBG Financial, the Company recorded an increase in goodwill in the Life Insurance segment totaling $60.0 million.

In June 2002, NFS exchanged all of its shares of common stock of Gartmore Global Investments, Inc. (GGI), a majority owned subsidiary, and Nationwide Securities, Inc. (NSI), an indirect wholly owned subsidiary, for approximately 9.1 million shares of NFS Class B common stock held by Nationwide Corporation. NFS’ interests in GGI and NSI were valued at approximately $362.8 million in these transactions. A special committee of independent directors of the NFS Board of Directors reviewed and recommended approval of the transaction by the full board of directors, which was obtained. As required by NFS’ Restated Certificate of Incorporation, the shares Nationwide Corporation exchanged were automatically converted from Class B common stock to Class A common stock upon return to NFS. NFS has retained these Class A shares in treasury for future issuance. The GGI and NSI transactions were between related parties and have therefore been recorded at carrying value of the underlying components of the transactions rather than fair value. As a result, NFS recorded the NFS shares received as treasury stock at Nationwide Corporation’s carrying value of these shares. NFS recorded the excess of Nationwide Corporation’s carrying value of NFS shares exchanged over the carrying value of GGI and NSI, net of transaction costs, $110.1 million, as a credit to additional paid-in-capital upon closing. These transactions are intended to qualify as tax-free exchanges. The results of the operations of GGI and NSI are reflected as discontinued operations for all periods presented.

GGI’s funds are offered as investment options in certain of the Company’s products. As of September 30, 2002, total GGI funds in the Company’s products were $12.17 billion. For the three months ended September 30, 2002, GGI paid the Company $9.9 million for the distribution and servicing of these funds. In addition, effective June 28, 2002, the Company entered into a renewable three-year Marketing and Support Services Agreement with GGI. Under this agreement, beginning in third quarter 2002, the Company receives quarterly fees of $1 million in exchange for certain specified marketing and support of GGI product offerings.

In connection with the acquisition described in note 14, the Company has entered into an agreement to sell the value ascribed to the Market Street Fund, Inc. to GGI at fair value.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

(14)	Provident Acquisition

On October 1, 2002, NFS closed on a series of transactions that resulted in the acquisition of 100 percent of the economic and voting interests of the former Provident Mutual Life Insurance Company (Provident) and affiliated companies. Immediately prior to the acquisition, Provident converted from a mutual insurance company into a stock company. Upon demutualization, Provident merged with and into Eagle Acquisition Corporation, a wholly owned subsidiary of NFS formed solely for the purposes of this transaction, with Provident surviving as the wholly owned subsidiary of NFS. Provident has been renamed Nationwide Life Insurance Company of America and, along with its affiliated companies, operates under the name Nationwide Provident. The results of Nationwide Provident’s operations will be included in the consolidated financial statements of NFS beginning October 1, 2002. Nationwide Provident offers a broad range of life insurance, annuity and pension products and related financial services. Its insurance products and services are marketed through a sales force of career financial consultants, independent insurance agents, a retirement services sales force and an affiliated broker/dealer (1717 Capital Management Company), all of which further expand NFS’ distribution network.

As a result of the acquisition, NFS became the fourth-largest provider of variable life insurance in the nation, as measured by premium dollars collected in the six months ended June 30, 2002, as reported in the June 30, 2002 Tillinghast Value Survey.

The aggregate purchase price was $1.12 billion, which was funded through a combination of the issuance of 31.8 million shares of NFS Class A common shares valued at $841.7 million, the payment of $235.0 million in cash and the issuance of $48.0 million of policy credits. Of the total consideration, $62.4 million was funded by Provident and the remainder was funded with existing resources, including funds raised by the Company in the form of senior debt issued in June 2002. The value of the Class A common shares issued in this transaction was based on the average closing stock price covering the period extending two days before and after the date the consideration elections were closed.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The net assets acquired are less than the aggregate purchase price as a result of funding of $62.4 million of the purchase price by Provident and the push-down accounting effect related to $29.3 million of goodwill generated as a result of book/tax basis differences related to the acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; therefore, the allocation of the purchase price is subject to refinement.

As of
(in millions)	October 1, 2002

Fixed maturity securities available-for-sale	$3,180.7
Other investments, including cash	1,109.4
Value of business acquired (VOBA)	690.7
Other intangible assets	50.6
Goodwill	112.9
Other assets	323.8
Assets held in separate accounts	2,825.7

Total assets acquired	8,293.8

Future policy benefits and claims	4,149.9
Other liabilities	226.6
Liabilities related to separate accounts	2,825.7

Total liabilities assumed	7,202.2

Net assets acquired	$1,091.6

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

The table below lists the intangible assets, excluding goodwill, acquired and their estimated useful lives over which the assets will be amortized.

		Estimated
(in millions)	Fair value	useful life

VOBA	$712.9	30 years
Career financial consultant distribution force	17.7	20 years
Independent agency distribution force	5.9	20 years
Retirement services distribution force	7.0	20 years
1717 Capital Management Company licenses and agreements	4.6	22 years
Market Street Fund, Inc.	4.1	N/A1
Internally developed software	3.3	5 years

Total — amortizing intangible assets acquired	755.5	—

Non-amortizing intangible assets acquired — State insurance licenses	8.0	Indefinite

Total intangible assets, excluding goodwill	$763.5	—

[1]	The Company has entered into an agreement to sell the value assigned to Market Street Fund, Inc. to an affiliate at fair value, therefore the estimated useful life of this intangible asset is not meaningful.

The Company is in the process of obtaining third-party valuations of certain intangible assets; therefore, the amount of goodwill is subject to refinement. Also, because these valuations are not yet complete, the Company has not completed the allocation of goodwill to segments. Tentatively, the goodwill generated by this transaction totals $112.9 million, none of which is expected to be deductible for tax purposes.

(15)	Reclassification

Certain items in the 2001 unaudited consolidated financial statements and related footnotes have been reclassified to conform to the 2002 presentation.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities: (i) change in Nationwide’s control of the Company through its beneficial ownership of approximately 94.5% of the combined voting power of all the outstanding common stock and approximately 63.0% of the economic interest in the Company; (ii) the Company’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the Company’s subsidiaries to pay such dividends; (iii) the potential impact on the Company’s reported net income that could result from the adoption of certain accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies; (iv) tax law changes impacting the tax treatment of life insurance and investment products; (v) repeal of the federal estate tax; (vi) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (vii) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (viii) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (ix) inability to carry out marketing and sales plans, including, among others, development of new products and/or changes to certain existing products and acceptance of the new and/or revised products in the market; (x) changes in interest rates and the stock markets causing a reduction of investment income and/or asset fees, an acceleration of the amortization of deferred policy acquisition costs, reduction in the value of the Company’s investment portfolio or separate account assets, or a reduction in the demand for the Company’s products; (xi) general economic and business conditions which are less favorable than expected; (xii) competitive, regulatory or tax changes that affect the cost of, or demand for the Company’s products; (xiii) unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations; (xiv) inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts; (xv) failure to successfully integrate Nationwide Provident into NFS; and (xvi) adverse litigation results or resolution of litigation and arbitration.

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

Business Outlook

As part of the Company’s disclosure procedures, the Company has incorporated a business outlook section as a permanent part of its quarterly earnings release, conference call and management’s discussion and analysis (MD&A). As such, the following statements, which were published on October 28, 2002 as part of the Company’s earnings release, are forward-looking, based on business conditions that existed as of September 30, 2002. Due to the inherent difficulty in forecasting the short-term performance of the equity markets, as measured by the S&P 500 Index, and the related performance of the Company’s separate account assets, the information provided below incorporates a range of possible results that is intended to illustrate the sensitivity of the Company’s revenue and earnings to the ultimate performance of equity markets. To the extent that actual equity market performance varies from that assumed in the illustration below, our results will vary accordingly.

•	For the full year 2002, should the equity markets and the related performance of our separate account assets achieve a return of 0 to 2 percent per quarter for the balance of the year, net operating earnings per share should be within a range of $3.20 to $3.25, excluding the accelerated DAC amortization reported this quarter.

•	Utilizing the same equity market assumptions noted above, revenue growth should be within a range of 4 to 6 percent and return on equity, excluding the accelerated DAC amortization, should be within a range of 12 to 13 percent for the full year 2002.

•	For the full year 2003, should the equity markets and related performance of our separate account assets achieve a return of 0 to 2 percent per quarter for the full year, net operating income per share should be within a range of $2.75 to $2.95, while revenue growth should be within a range of 18 to 20 percent and return on equity should be within a range of 9 to 10 percent.

The Company’s ability to meet the indicated outlook and expectations is subject to the factors described in the introduction section immediately above. Following the end of each quarter, the Company has a “quiet period” when it no longer publishes or updates its current expectations and forecasts and Company representatives will not comment concerning the Company’s financial results or expectations. The quiet period will extend until the day when the Company’s next earnings release is published. Prior to the start of the next quiet period (January 13, 2003), investors can continue to rely on the earnings release and Company’s web site as still being the Company’s current expectations on matters covered, unless the Company publishes a notice stating otherwise.

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

Deferred Policy Acquisition Costs for Investment Products and Universal Life Insurance Products

The costs of acquiring business, principally commissions, certain expenses of the policy issue and underwriting department and certain variable sales expenses that relate to and vary with the production of new and renewal business have been deferred. Deferred policy acquisition costs (DAC) are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges, less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in note 2(b) to the audited consolidated financial statements included in the Company’s 2001 Form 10-K.

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is 8 percent. If actual net separate account performance varies from the 8 percent assumption, the Company assumes different performance levels over the next three years, such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s policy regarding the reversion to the mean process does not permit such returns to be below zero percent or in excess of 15 percent during the three-year reversion period.

Changes in assumptions can have a significant impact on the calculation of DAC on investment products and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense (DAC unlocking), which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

Due to the magnitude of DAC balance related to the individual variable annuity business, the sensitivity of the calculation to minor changes in the underlying assumptions and the related volatility that could result in the reported DAC balance without meaningful improvement in its reasonableness, the Company evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. Should the recorded balance of individual variable annuity DAC fall outside of these parameters for a prescribed period of time, or should the recorded balance fall outside of these parameters and the Company determines it is not reasonably possible to get back within this period of time, assumptions are required to be unlocked and the DAC is recalculated using revised best estimate assumptions. Otherwise, DAC is not unlocked to reflect updated assumptions. In the event DAC assumptions are unlocked and revised, the Company will continue to use the reversion to the mean process.

For other investment products and universal life insurance products, DAC is unlocked each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently in the consolidated financial statements.

As part of the regular quarterly analysis of DAC, at the end of the third quarter of 2002, the Company determined that using actual experience to date and assumptions consistent with those used in the second quarter of 2002, its individual variable annuity DAC balance would be outside a pre-set parameter of acceptable results. The Company also determined that it was not reasonably possible that the DAC would return to an amount within the acceptable parameter within a prescribed period of time. Accordingly, the Company unlocked its DAC assumptions for individual variable annuities and reduced the DAC asset to the amount calculated using the revised assumptions. Because the Company unlocked the net separate account growth rate assumption for individual variable annuities for the three-year reversion period, the Company unlocked that assumption for all investment products and variable universal life insurance products to be consistent across product lines.

In the third quarter of 2002, the Company recorded an acceleration of DAC amortization totaling $347.1 million before tax, or $225.6 million, net of $121.5 million of federal income tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Annuity — $213.4 million, Institutional Products — $7.8 million and Life Insurance — $4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC for investment products and variable universal life insurance products. The most significant assumption changes were the resetting of the Company’s assumption for net separate account growth to 8 percent during the three-year reversion period for all investment products and variable life insurance products and increases in future lapses and costs related to guaranteed minimum death benefits (GMDB) on individual variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

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

Results of Operations

Revenues

Total operating revenues, which exclude net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, for third quarter 2002 increased to $802.1 million compared to $760.4 million for the same period in 2001. For the first nine months of 2002 and 2001, total operating revenues were $2.38 billion and $2.31 billion, respectively.

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

Policy charges for the comparable periods of 2002 and 2001 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Asset fees	$125.5	$150.0	$418.5	$467.3
Cost of insurance charges	60.8	51.5	174.5	147.7
Administrative fees	27.2	26.5	95.4	98.9
Surrender fees	22.1	16.2	60.0	54.9

Total policy charges	$235.6	$244.2	$748.4	$768.8

The decline in asset fees reflects decreases in total average separate account values of $8.17 billion (14%) and $5.31 billion (9%) for the third quarter and the first nine months of 2002, respectively, compared to a year ago. The decrease in average separate account values was fueled by market depreciation on investment options underlying variable annuity and investment life insurance products as a result of the sharp declines in the equity markets.

Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy’s death benefit minus the related policyholder account value. The amount charged is based on the insured’s age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to corporate and individual investment life insurance reflecting new sales combined with equity market declines and favorable persistency of policies sold in prior periods. The net amount at risk related to corporate and individual investment life insurance grew to $35.93 billion as of September 30, 2002 compared to $32.01 billion a year ago.

Surrender fees increased in the three and nine months ended September 30, 2002 compared to the same periods a year ago primarily due to higher lapse activity in individual variable annuities as a result of the sustained decline in the equity markets and the competitive environment in the marketplace.

Net investment income includes the investment income earned on investments supporting fixed annuities, the medium-term note program and certain life insurance products as well as invested assets not allocated to product segments, net of related investment expenses. Net investment income grew from $437.6 million in the third quarter of 2001 to $472.8 million in the third quarter of 2002 and from $1.29 billion in the first nine months of 2001 to $1.37 billion in the first nine months of 2002. These increases were primarily due to increased invested assets to support growth in individual fixed annuity and the medium-term note program, partially offset by lower yields due to declining market interest rates. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. General account reserves supporting these products increased $4.96 billion to $29.94 billion as of the end of third quarter 2002 compared to $24.98 billion a year ago.

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

Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $21.7 million in third quarter 2002 compared to $52.2 million of net gains in the same period a year ago. For the first nine months of 2002, non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $13.3 million compared to $59.1 million of net gains for the first nine months of 2001. During third quarter 2002, the Company recorded realized losses related to other-than-temporary impairments on securities available-for-sale of $39.5 million, compared to $11.4 million of losses a year ago, while year-to-date 2002 realized losses related to other-than-temporary impairments on securities available-for-sale totaled $76.6 million compared to $19.1 million of losses for the same period a year ago. For the first nine months of 2002, the Company recorded net realized losses on investments of $22.5 million, pre-tax, related to WorldCom, Inc. The Company also reported gains of $23.2 million and $44.4 million in the third quarter of 2002 and 2001, respectively, related to the two-step sale of a real estate partnership to related parties, as described in note 13 to the unaudited consolidated financial statements.

Other income includes management fees, commissions and other income earned by subsidiaries of the Company that provide administration, marketing and distribution services. The increase in other income in 2002 reflects an increase in the number of Private Sector pension plans sold through Nationwide Trust Company, FSB. In addition, 2002 results include the results of TBG Financial beginning May 31, 2002 resulting from an increased ownership position by the Company.

Benefits and Expenses

Interest credited to policyholder account values totaled $325.7 million in third quarter 2002 compared to $318.2 million in third quarter 2001, while year-to-date 2002 interest credited totaled $929.3 million compared to $930.1 million a year ago and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s medium-term note program and certain life insurance products. The growth in interest credited reflects the increase in policy reserves for these products, partially offset by lower crediting rates in response to lower market interest rates.

An increase in other benefits and claims in 2002 compared to a year ago reflects higher levels of GMDB claims from individual variable annuity products and additional life insurance benefits reflecting growth in life insurance in-force.

The substantial increase in DAC amortization in the third quarter and for the first nine months of 2002 compared to a year ago reflects an acceleration of DAC amortization recorded in the third quarter of 2002. As part of the regular quarterly analysis of DAC, at the end of the third quarter of 2002, the Company determined that using actual experience to date and assumptions consistent with those used in the second quarter of 2002, its individual variable annuity DAC balance would be outside a pre-set parameter of acceptable results. The Company also determined that it was not reasonably possible that the DAC would return to an amount within the acceptable parameter within a prescribed period of time. Accordingly, the Company unlocked its DAC assumptions for individual variable annuities and reduced the DAC asset to the amount calculated using the revised assumptions. Because the Company unlocked the net separate account growth rate assumption for individual variable annuities for the three-year reversion period, the Company unlocked that assumption for all investment products and variable universal life insurance products to be consistent across product lines.

In the third quarter of 2002, the Company recorded an acceleration of DAC amortization totaling $347.1 million, before tax, or $225.6 million, net of $121.5 million of tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Annuity — $213.4 million, Institutional Products — $7.8 million and Life Insurance — $4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC. The most significant assumption changes were the resetting of the Company’s long-term assumption for net separate account growth to 8 percent during the three-year reversion period for all investment products and variable life insurance products and increases in future lapses and costs related to guaranteed minimum death benefits on variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

Operating expenses increased 21% to $153.7 million in third quarter 2002 compared to $127.5 million in third quarter 2001. For the first nine months of 2002, operating expenses were $467.2 million, up 21% from $385.0 million for the first nine months of 2001. The increase reflects the inclusion of TBG Financial beginning May 31, 2002 and a growing customer base, an increase in employee benefit costs and spending on projects focused on improving producer and customer support.

The additional interest expense in 2002 reflects the November 2001 and June 2002 senior note offerings, offset by lower utilization of commercial paper borrowings.

Federal income tax (benefit) expense was $(95.9) million and $50.9 million, representing effective tax rates of 40.5% and 28.0% for third quarter 2002 and 2001, respectively. For the first nine months of 2002 and 2001 federal income tax (benefit) expense totaled $(36.7) million and $132.7 million, respectively. The tax benefit of $121.5 million associated with the $347.1 million of accelerated DAC amortization in third quarter 2002 was calculated at the U.S. federal corporate income tax rate of 35%, which causes a distortion in what would normally be expected to be reported as effective tax rates. Excluding the accelerated DAC amortization and related tax benefit, the effective tax rates for the third quarter and the first nine months of 2002 were 23.2% and 24.0% respectively, which are lower than 2001 due to an increase in tax credits from affordable housing partnership investments and the elimination of non-deductible goodwill amortization expense in 2002, partially offset by lower tax exempt income.

Discontinued Operations

On June 28, 2002 NFS completed a transaction with Nationwide Corporation to exchange all of the shares of common stock of Gartmore Global Investments, Inc. (GGI), a majority owned subsidiary, that NFS held for shares of NFS common stock held by Nationwide Corporation. GGI comprised NFS’ asset management operations. NFS also exchanged all of the shares of common stock of Nationwide Securities, Inc. (NSI), an indirect wholly owned broker/dealer subsidiary, for shares of NFS’ common stock held by Nationwide Corporation.

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

There was no income from discontinued operations, net of tax, for third quarter 2002 compared to $1.8 million for the same period in 2001. For the first nine months of 2002 and 2001, income from discontinued operations, net of tax, was $3.4 million and $2.1 million, respectively.

Other Data

The Company analyzes operating performance using a non-GAAP measure called net operating income. The Company calculates net operating income by adjusting net income to exclude net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles, all net of tax. Net operating income or similar measures are commonly used in the insurance industry as a measure of ongoing earnings performance.

The excluded items are important in understanding the Company’s overall results of operations. Net operating income should not be viewed as a substitute for net income determined in accordance with GAAP, and it should be noted that the Company’s definition of net operating income may differ from that used by other companies. However, the Company believes that the presentation of net operating income as it is measured for management purposes enhances the understanding of the Company’s results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company’s business. The Company excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, net of tax, from net operating income because such items are often the result of a single non-recurring event which may or may not be at the Company’s discretion. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of the Company’s business. The Company also excludes discontinued operations and the cumulative effect of adoption of accounting principles, both net of tax, from net operating income as such adjustments are not reflective of the ongoing operations of the Company’s business.

The following table reconciles the Company’s reported net (loss) income to net operating (loss) income for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Net (loss) income	$(141.0)	$132.6	$46.5	$354.2
Net realized losses (gains) on investments, hedging instruments and hedged items, net of tax[1]	11.6	(26.5)	41.2	(26.0)
Discontinued operations, net of tax	—	(1.8)	(3.4)	(2.1)
Cumulative effect of adoption of accounting principles, net of tax	—	—	—	7.1

Net operating (loss) income	$(129.4)	$104.3	$84.3	$333.2

[1]	Excludes net realized gains and losses related to securitizations.

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

The Company’s flagship products are marketed under The BEST of AMERICA brand, and include individual variable and group annuities, group Private Sector pension plans sold through Nationwide Trust Company, FSB and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand name.

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under IRC Section 457. The Company utilizes its sponsorship by the National Association of Counties and The United States Conference of Mayors when marketing IRC Section 457 products.

Sales by product and segment for the comparable periods of 2002 and 2001 are summarized as follows.

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

The BEST of AMERICA annuity products	$792.0	$991.3	$2,735.3	$3,144.0
Private label annuities	180.2	359.7	609.3	1,116.7
Other	—	—	—	2.8

Total individual variable annuity sales	972.2	1,351.0	3,344.6	4,263.5

Deferred fixed annuities	878.3	549.8	2,078.2	1,311.1
Income products	36.8	29.4	94.9	102.5

Total individual fixed annuity sales	915.1	579.2	2,173.1	1,413.6

Total individual annuity sales	$1,887.3	$1,930.2	$5,517.7	$5,677.1

The BEST of AMERICA annuity products	$620.2	$716.4	$2,095.4	$2,425.0
The BEST of AMERICA trust products	360.6	199.0	1,285.8	605.5
The 401(k) Company	106.0	97.1	352.2	311.7
Other	6.1	16.6	39.3	43.9

Total private sector pension plan sales	1,092.9	1,029.1	3,772.7	3,386.1

IRC Section 457 annuities	355.4	366.8	1,041.3	1,156.9
Administration-only agreements	343.5	281.7	890.8	808.6

Total public sector pension plan sales	698.9	648.5	1,932.1	1,965.5

Total institutional products sales	$1,791.8	$1,677.6	$5,704.8	$5,351.6

The BEST of AMERICA variable life series	$128.2	$120.4	$394.5	$409.9
Corporate-owned life insurance	123.2	78.0	577.7	593.7
Traditional/Universal life insurance	59.9	56.7	181.6	178.9

Total life insurance sales	$311.3	$255.1	$1,153.8	$1,182.5

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists and Provident agents. Representatives of the Company who market products directly to a customer base include Nationwide Retirement Solutions and The 401(k) Company. The Company also distributes products through the agency distribution force of its ultimate parent, NMIC.

Sales by distribution channel are summarized as follows.

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Independent broker/dealers	$952.0	$1,036.0	$3,318.1	$3,452.8
Financial institutions	1,157.5	937.2	3,227.2	2,622.8
Nationwide Retirement Solutions	710.4	666.0	1,972.6	2,030.1
Wirehouse and regional firms	504.1	646.8	1,680.2	1,841.9
Pension plan administrators	186.9	229.1	619.6	823.0
Life insurance specialists	123.2	78.1	577.7	593.8
Nationwide agents	214.8	172.6	563.3	535.1
The 401(k) Company	106.0	97.1	352.2	311.7
Provident agents	35.5	—	65.4	—

Total	$3,990.4	$3,862.9	$12,376.3	$12,211.2

Sales through independent broker/dealers declined for the third quarter and first nine months of 2002 compared to a year ago, reflecting lower demand for variable annuities in light of depressed equity markets, partially offset by growth in sales of Private Sector pension plans.

Sales through financial institutions grew 24% in third quarter 2002 compared to a year ago, driven mainly by increased fixed annuity and pension sales, partially offset by lower production of variable annuities. Year-to-date 2002 sales through this channel increased 23% compared to the same period a year ago.

Sales through wirehouse and regional firms decreased 22% in third quarter 2002 to $504.1 million compared to sales of $646.8 million in third quarter 2001 due primarily to higher sales in the third quarter of 2001 following the launch of the Waddell & Reed Financial, Inc. relationship. For the first nine months of 2002, sales through this channel are flat compared to 2001, reflecting lower sales from the Waddell & Reed Financial, Inc. relationship offset by growth from other firms.

Sales through Nationwide Retirement Solutions increased 7% in third quarter 2002 although down 3% year-to-date compared to 2001, as case terminations have stabilized and recurring deposits from new cases are becoming a more meaningful contributor to overall sales growth.

Sales through pension plan administrators dropped 18% and 25% in third quarter 2002 and the first nine months of 2002 compared to the same periods a year ago, respectively. As the Company’s Private Sector pension business model continues to evolve, direct production through this channel is not expected to grow, with more new business opportunities being created in conjunction or partnership with the independent broker/dealer, wirehouse and financial institutions relationships.

Sales from life insurance specialists benefited from the sale of a single $54.0 million case in third quarter 2002.

Business Segments

The Company has three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

The following table summarizes operating (loss) income before federal income taxes for the Company’s business segments for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Individual Annuity	$(277.7)	$54.2	$(170.1)	$176.7
Institutional Products	34.2	49.6	145.7	157.9
Life Insurance	33.4	44.8	121.9	141.0
Corporate[1]	(9.0)	(7.7)	(27.8)	(23.7)

Operating (loss) income before federal income taxes[1]	$(219.1)	$140.9	$69.7	$451.9

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

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

The following table summarizes certain selected financial data for the Company’s Individual Annuity segment for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Income Statement Data
Revenues:
Policy charges	$110.9	$120.6	$354.1	$375.8
Net investment income	176.8	138.1	498.1	392.9
Premiums on immediate annuities	17.2	14.2	46.6	47.9

	304.9	272.9	898.8	816.6

Benefits and expenses:
Interest credited to policyholder account values	136.2	114.5	381.1	322.6
Other benefits	23.2	15.7	61.0	51.5
Amortization of deferred policy acquisition costs	377.9	53.3	486.1	164.2
Other operating expenses	45.3	35.2	140.7	101.6

	582.6	218.7	1,068.9	639.9

Operating (loss) income before federal income taxes	$(277.7)	$54.2	$(170.1)	$176.7

Other Data
Sales:
Individual variable annuities	$972.2	$1,351.0	$3,344.6	$4,263.5
Individual fixed annuities	915.1	579.2	2,173.1	1,413.6

Total individual annuity sales	$1,887.3	$1,930.2	$5,517.7	$5,677.1

Average account values:
General account	$10,924.0	$7,869.4	$10,085.6	$7,513.8
Separate account	27,998.6	32,948.0	30,694.0	33,480.1

Total average account values	$38,922.6	$40,817.4	$40,779.6	$40,993.9

Account values as of period end:
Individual variable annuities	$29,603.0	$33,007.8
Individual fixed annuities	7,752.2	5,230.6

Total account values	$37,355.2	$38,238.4

GMDB — Net amount at risk, net of reinsurance	$3,708.5	$1,243.4
Return on average allocated capital	(41.1)%	12.1%	(6.7)%	14.3%
Pre-tax operating (loss) income to average account values	(2.85)%	0.53%	(0.56)%	0.57%

Pre-tax operating loss totaled $277.7 million in third quarter 2002 compared to income of $54.2 million a year ago. For the first nine months of 2002 pre-tax operating losses were $170.1 million compared to $176.7 million of income for the first nine months of 2001. The losses were due to the acceleration of DAC amortization recorded in third quarter 2002, which totaled $328.3 million, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Benefits and Expenses. Excluding the accelerated DAC amortization, pre-tax operating income decreased 7% and 10% in the third quarter and first nine months of 2002, respectively, compared to a year ago.

Asset fees decreased to $87.7 million in the third quarter of 2002, down 15% from $103.5 million in the same period a year ago. For the first nine months of 2002, asset fees totaled $290.9 million down 9% from the first nine months of 2001 total of $319.6 million. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees were primarily due to decreases in the market value of the investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values decreased 15% to $28.00 billion in third quarter 2002 compared to $32.95 billion a year ago, while the decrease was 9% for the nine months ended September 30, 2002 compared to the same period a year ago.

Interest spread income is net investment income less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

The following table depicts the interest spread on average general account values in the Individual Annuity segment for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net investment income	6.80%	7.57%	6.95%	7.57%
Interest credited	4.99	5.82	5.04	5.72

Interest spread on average general account values	1.81%	1.75%	1.91%	1.85%

Interest spreads on average general account values increased 6 basis points in third quarter 2002 compared to a year ago. The improvement was due to the Company’s ability to lower renewal crediting rates more quickly than investment portfolio rates have declined as a result of lower market interest rates.

Other benefits increased primarily due to higher levels of GMDB claims. GMDB exposure, as measured by the difference between the aggregate account value and death benefit due to the contract holder net of any reinsurance coverage, increased to $3.71 billion at the end of third quarter 2002. At September 30, 2002 the Company’s reserve for GMDB claims was $7.0 million.

Operating expenses were $45.3 million in third quarter 2002, an increase of 29% over third quarter 2001. During the first nine months of 2002, operating expenses totaled $140.7 million, an increase of 38% over the first nine months of 2001 total of $101.6 million. The increases reflect growth in the number of contracts in-force, an increase in employee benefit costs and projects focused on improving producer and customer support.

Individual Annuity sales, which exclude internal replacements, during third quarter 2002 were $1.89 billion, down 2% from $1.93 billion in the year ago quarter. For the first nine months of 2002, sales were $5.52 billion compared to $5.68 billion for the first nine months of 2001. The decline in sales is driven by sustained weakness in the equity markets, which had a negative impact on variable annuity demand. Partially offsetting a decline in variable annuity sales was the strong appeal of fixed products to consumers, as fixed annuities sales reached a record $915.1 million in third quarter 2002, a 58% increase from the $579.2 million reported in the third quarter a year ago. Sales of fixed annuities for the first nine months of 2002 were $2.17 billion compared to $1.41 billion for the first nine months of 2001.

Individual Annuity segment deposits in third quarter 2002 of $1.95 billion offset by withdrawals and surrenders totaling $1.31 billion generated net flows of $635.2 million compared to the $924.9 million achieved a year ago. Year-to-date 2002 segment deposits totaled $5.78 billion offset by withdrawals and surrenders totaling $4.00 billion, generating net flows of $1.78 billion compared to the $2.56 billion achieved in the same period a year ago. The decrease in net flows is attributable to the decline in sales combined with an increase in variable annuity surrenders due to continued losses in the equity markets.

Institutional Products

The Institutional Products segment is comprised of the Company’s Private and Public Sector group retirement plans, medium-term note program and structured products initiatives. The Private Sector includes the 401(k) business generated through fixed and variable annuities, Nationwide Trust Company, FSB and The 401(k) Company. The Public Sector includes the IRC Section 457 business in the form of fixed and variable annuities as well as administration-only business.

Sales results do not include business generated through the Company’s medium-term note program, large case pension plan acquisitions and Nationwide employee and agent benefit plans, however the income statement data does reflect this business.

The following table summarizes certain selected financial data for the Company’s Institutional Products segment for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Income Statement Data
Revenues:
Policy charges	$37.9	$47.3	$132.6	$158.5
Net investment income	199.5	211.9	593.9	635.6
Other	22.3	17.4	68.3	52.2

	259.7	276.6	794.8	846.3

Benefits and expenses:
Interest credited to policyholder account values	141.5	159.2	409.2	476.0
Other operating expenses	84.0	67.8	239.9	212.4

	225.5	227.0	649.1	688.4

Operating income before federal income taxes	$34.2	$49.6	$145.7	$157.9

Other Data
Sales:
Private sector pension plans	$1,092.9	$1,029.1	$3,772.7	$3,386.1
Public sector pension plans	698.9	648.5	1,932.1	1,965.5

Total institutional products sales	$1,791.8	$1,677.6	$5,704.8	$5,351.6

Average account values:
General account	$12,918.8	$11,769.0	$12,482.9	$11,485.8
Separate account	17,943.9	22,714.2	19,881.4	23,310.5
Administration-only	16,469.7	14,755.7	16,677.5	13,481.7

Total average account values	$47,332.4	$49,238.9	$49,041.8	$48,278.0

Account values as of period end:
Private sector pension plans	$19,011.8	$19,231.9
Public sector pension plans	22,476.4	25,058.7
Funding agreements backing medium-term notes	4,305.1	2,880.5

Total account values	$45,793.3	$47,171.1

Return on average allocated capital	14.3%	19.4%	19.7%	20.9%
Pre-tax operating income to average account values	0.29%	0.40%	0.40%	0.43%

Pre-tax operating income totaled $34.2 million in the quarter ended September 30, 2002, down 31% compared to $49.6 million reported a year ago. Pre-tax operating income decreased 8% to $145.7 million in the first nine months of 2002 compared to the same period a year ago. Third quarter 2002 results included $12.0 million of accelerated DAC amortization, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Benefits and Expenses. Excluding the accelerated DAC amortization, pre-tax operating income decreased 7% in third quarter 2002 and was flat for the first nine months of 2002 compared to a year ago.

Asset fees declined 21% to $33.7 million in the quarter ended September 30, 2002 compared to $42.4 million a year ago, while year-to-date 2002 asset fees were $114.2 million compared to $135.4 million in 2001. The decline was driven by a 21% drop in average separate account values in third quarter of 2002 and a 15% decrease in the first nine months of 2002 compared to the same periods a year ago, principally attributable to market depreciation on assets.

Despite growth in average general account values in 2002, net investment income has decreased compared to 2001, reflecting lower market interest rates in 2002 and the floating rate nature of many of the investments in this segment.

Interest spread income is net investment income less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors. Interest spread income was $5.3 million higher in the third quarter of 2002 compared to the third quarter of 2001 and $25.1 million higher on a year-to-date basis, driven by both higher average general account values and improved interest spread. The increase in average general account values was led by growth in the medium-term note program, where we issued $200.0 million of notes during the quarter and $1.18 billion during the first nine months of 2002.

The following table depicts the interest spread on average general account values in the Institutional Products segment for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net investment income	6.18%	7.20%	6.34%	7.38%
Interest credited	4.38	5.41	4.37	5.53

Interest spread on average general account values	1.80%	1.79%	1.97%	1.85%

Interest spread improved in the first nine months of 2002 compared to 2001 as the Company was able to lower crediting rates more quickly than the decrease in investment portfolio rates, which decreased due to lower market interest rates.

Other operating expenses increased 6% and 7% for the third quarter and the first nine months of 2002, respectively, compared to a year ago, excluding the accelerated DAC amortization in third quarter 2002. The increase reflects the growth in the number of cases being administered and an increase in employee benefit costs.

Institutional Product sales during third quarter 2002 reached $1.79 billion compared to sales of $1.68 billion in third quarter 2001. For the first nine months of 2002, sales reached $5.70 billion compared to sales of $5.35 billion for the same period a year ago. Private Sector pension sales were aided by new selling relationships, a sharp increase in new cases sold in third quarter 2002, and the sale of two large plans in first quarter 2002. Third quarter 2002 sales in the Public Sector increased 8% to $698.9 million, as case terminations have stabilized and recurring deposits from new cases is becoming a more meaningful contributor to overall sales growth. In addition, participant transfers from other product providers within existing cases contributed to the growth.

Institutional Products segment deposits in third quarter 2002 of $1.83 billion offset by participant withdrawals and surrenders totaling $1.54 billion generated net flows from participant activity of $287.5 million, a 44% decline over third quarter 2001. Year-to-date 2002 net flows decreased 25% to $1.00 billion compared to year-to-date 2001 net flows of $1.34 billion. In the Private Sector, increased competition and a decrease in average case size on take-over business contributed to the decrease. In the Public Sector, the decrease reflects participants taking advantage of the new portability provisions created as part of the tax reforms enacted a year ago.

Life Insurance

The Life Insurance segment consists of investment life products, including both individual variable life and COLI products, traditional life insurance products, universal life insurance and TBG Financial, a leading COLI producer. Effective May 31, 2002, the Company increased its ownership in TBG Financial to 63%. The results of TBG Financial are included in the consolidated results of the Company beginning May 31, 2002. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

The following table summarizes certain selected financial data for the Company’s Life Insurance segment for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Income Statement Data
Revenues:
Total policy charges	$86.8	$76.3	$261.7	$234.5
Net investment income	82.2	80.7	244.1	241.8
Other	53.7	46.6	151.4	147.1

	222.7	203.6	657.2	623.4

Benefits	114.1	104.5	340.0	319.5
Operating expenses	75.2	54.3	195.3	162.9

	189.3	158.8	535.3	482.4

Operating income before federal income taxes	$33.4	$44.8	$121.9	$141.0

Other Data
Sales:
The BEST of AMERICA variable life series	$128.2	$120.4	$394.5	$409.9
Corporate-owned life insurance	123.2	78.0	577.7	593.7
Traditional/Universal life insurance	59.9	56.7	181.6	178.9

Total life insurance sales	$311.3	$255.1	$1,153.8	$1,182.5

Policy reserves as of period end:
Individual investment life insurance	$1,978.8	$1,944.7
Corporate investment life insurance	3,545.9	2,981.6
Traditional life insurance	1,916.6	1,853.2
Universal life insurance	819.7	779.4

Total policy reserves	$8,261.0	$7,558.9

Life insurance in-force as of period end:
Individual investment life insurance	$32,878.2	$29,492.7
Corporate investment life insurance	8,578.7	7,445.6
Traditional life insurance	24,263.8	24,455.3
Universal life insurance	7,759.9	7,838.3

Total insurance in-force	$73,480.6	$69,231.9

Return on average allocated capital	8.2%	10.4%	10.2%	11.7%

Life Insurance segment earnings declined 25% to $33.4 million for the third quarter 2002 and were down 14% for the first nine months of 2002 compared a year ago. Third quarter results include $6.8 million of accelerated DAC amortization, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Benefits and Expenses. Excluding the accelerated DAC amortization, pre-tax operating income decreased 10% in third quarter 2002 and 9% for the first nine months of 2002 compared to a year ago. An increase in policy charges from a growing block of insurance in-force was offset by an increase in operating expenses and lower revenue from TBG Financial as a result of a slowdown in the COLI and deferred compensation market due to the economic downturn, depressed equity markets, and proposed legislation which would adversely impact the tax benefits of COLI.

Driven by increased policy charges, revenues from investment life products increased to $113.8 million in third quarter 2002 compared to $98.9 million in third quarter 2001, while year-to-date revenues increased to $331.2 million for 2002 compared to $301.9 million for 2001. The increase in policy charges is attributable to a growing block of investment life business, as insurance in-force increased 12% to $41.46 billion at September 30, 2002, compared to $36.94 billion at September 30, 2001.

Pre-tax operating earnings excluding the accelerated DAC amortization from investment life products totaled $22.3 million in third quarter 2002, a 16% decline from $26.5 million in third quarter 2001, while the first nine months of 2002 reached $73.3 million compared to $82.5 million a year ago, an 11% decline. The declines were due to an increase in general operating expenses, lower earnings from TBG Financial and adverse mortality in first quarter 2002, partially offset by increased policy charges.

Fixed life pre-tax earnings decreased 2% to $17.9 million in third quarter 2002 compared to $18.3 million in the same period a year ago. For the first nine months of 2002, pre-tax earnings decreased 5% to $55.4 million compared to $58.5 million for the first nine months of 2001. Increases in policy benefit costs and operating expenses, partially offset by modest premium growth, contributed to the declines.

Total Life Insurance segment sales, excluding BOLI and Nationwide employee and agent benefit plan sales, increased 22% to $311.3 million in third quarter 2002 compared to $255.1 million during the same period in 2001. For the first nine months of 2002, total Life Insurance segment sales, excluding all BOLI and Nationwide employee and agent benefit plan sales, decreased $28.7 million compared to 2001 and totaled $1.15 billion. While the Company has experienced growth in renewal premiums, first year premiums for individual variable life insurance continued to be impacted by volatility in the equity markets and concern over the potential for adverse tax legislation. COLI sales benefited in third quarter 2002 from the sale of a single $54.0 million case.

Corporate

The Corporate segment consists of net investment income not allocated to the three product segments, unallocated expenses, interest expense on debt and, in 2001, goodwill amortization.

The following table summarizes certain selected financial data for the Company’s Corporate segment for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Income Statement Data
Operating revenues[1]	$14.8	$7.3	$33.3	$25.5
Interest expense on debt and capital and preferred securities of subsidiary trusts	(21.5)	(12.6)	(55.1)	(40.1)
Other operating expenses	(2.3)	(2.4)	(6.0)	(9.1)

Operating loss before federal income taxes[1]	$(9.0)	$(7.7)	$(27.8)	$(23.7)

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

The increase in revenues reflects an increase in net investment income primarily attributable to income earned on the proceeds from the $300.0 million senior note offerings completed in November 2001 and June 2002. The additional interest expense in third quarter 2002 and the first nine months of 2002 reflect the senior note offerings mentioned above, offset by lower utilization of commercial paper borrowings. Other operating expenses include $2.9 million and $8.7 million of goodwill amortization expense in third quarter 2001 and the first nine months of 2001, respectively.

In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items in the Corporate segment. For the first nine months of 2002, the Company recorded net realized losses on investments of $22.5 million, pre-tax, related to WorldCom, Inc. The Company also reported gains of $23.2 million and $44.4 million in the third quarter of 2002 and 2001, respectively, related to the two-step sale of a real estate partnership to related parties, as described in note 13 to the unaudited consolidated financial statements. An analysis of net realized (losses) gains on investments, hedging instruments and hedged items, by source and investment type follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2002	2001	2002	2001

Unrelated parties:
Net realized gains on sale of securities available- for-sale:
Fixed maturity securities	$7.5	$3.3	$2.4	$2.2
Equity securities	—	—	—	1.1
Other-than-temporary impairments of securities available-for-sale:
Fixed maturity securities	(39.5)	(9.8)	(76.6)	(13.9)
Equity securities	—	—	—	—
Real estate	(0.6)	(0.3)	3.6	—
Mortgage loans on real estate	(0.1)	(0.2)	(3.0)	0.6
Derivatives	(8.2)	(0.6)	(12.1)	1.9
Other	(0.1)	4.0	(0.8)	3.7

Total – unrelated parties	(41.0)	(3.6)	(86.5)	(4.4)
Related parties – gain on sale of limited partnership	23.2	44.4	23.2	44.4

Net realized (losses) gains on investments, hedging instruments and hedged items	$(17.8)	$40.8	$(63.3)	$40.0

Related Party Transactions

See note 13 to the unaudited consolidated financial statements for a discussion of related party transactions.

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

	As of

	September 30,	December 31,	September 30,
(in millions)	2002	2001	2001

Long-term debt	$897.1	$597.0	$298.4
Capital and preferred securities of subsidiary trusts	300.0	300.0	300.0

Total long-term debt and capital and preferred securities	1,197.1	897.0	598.4

Shareholders’ equity, excluding accumulated other comprehensive income	3,125.9	3,240.8	3,195.6
Accumulated other comprehensive income	460.3	202.5	292.2

Total shareholders’ equity	3,586.2	3,443.3	3,487.8

Total capital	$4,783.3	$4,340.3	$4,086.2

Long-term debt is comprised of senior issues, none of which is subject to any sinking fund payments. The terms of the senior notes contain various restrictive covenants including limitations on the disposition of subsidiaries. As of September 30, 2002, the Company was in compliance with all such covenants. The $300.0 million principal of 8.00% senior notes, due March 1, 2027, are redeemable in whole or in part, at the option of NFS, at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The $300.0 million principal of 6.25% senior notes, due November 15, 2011, were issued in November 2001 and are not redeemable prior to their maturity date. The $300.0 million principal of 5.90% senior notes, due July 1, 2012, were issued in June 2002 and are redeemable in whole or in part, at the option of NFS, at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at the treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date.

The capital and preferred securities of subsidiary trusts include $100.0 million of capital securities that are due March 1, 2037 and pay a distribution rate of 7.899% and $200.0 million of preferred securities of subsidiary trusts that are due October 31, 2028 and pay a distribution rate of 7.10%. The 7.899% capital securities are redeemable by NFS in whole at any time or in part from time to time at par plus an applicable make-whole premium. The 7.10% preferred securities are redeemable, in whole or in part, on or after October 19, 2003 at a redemption price equal to the principal amount to be redeemed plus any accrued and unpaid interest. There are no sinking fund requirements related to the capital and preferred securities of subsidiary trusts.

NFS is a holding company whose principal asset is the common stock of NLIC. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments and dividends from NLIC and other subsidiaries.

State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The ability of NLIC to pay dividends is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. State of Ohio insurance laws require life insurance companies to seek prior regulatory approval to pay a dividend if the fair market value of the dividend, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory-basis policyholders’ surplus as of December 31, 2001 was $1.76 billion and statutory-basis net income for 2001 was $83.1 million. Dividends of $35.0 million and dividends in the form of return of capital of $475.0 million were paid in the preceding twelve months as of September 30, 2002. The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. NLIC sought and obtained prior regulatory approval from the Ohio Department of Insurance to return this $475.0 million of capital to NFS during 2002. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders. NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses and principal in the future.

Also available as a source of funds to the Company is a $1 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several, and not joint, liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and NLIC maintain statutory surplus in excess of $935 million. The Company had no amounts outstanding under this agreement as of September 30, 2002. NLIC also has a $500 million commercial paper program that is 50% backed by the credit facility described above. Therefore borrowing capacity under this facility is reduced by one-half of any amounts outstanding under the commercial paper program, which totaled $60.0 million as of September 30, 2002.

As described in note 14, the Company acquired Provident effective October 1, 2002. The aggregate purchase price was $1.12 billion, which was funded through a combination of the issuance of 31.8 million shares of NFS Class A common shares valued at $841.7 million, the payment of $223.0 million in cash and the issuance of $48.0 million of policy credits. Of the total consideration, $62.4 million was funded by Provident and the remainder was funded with existing resources, including funds raised by the Company in the form of senior debt issued in June 2002. The value of the Class A common shares issued in this transaction were valued using an average stock price covering the period extending two days before and after the date the consideration elections were closed.

Off-Balance Sheet Transactions

Under the medium-term note program, NLIC issues funding agreements, which are insurance obligations, to an unrelated third-party trust to secure notes issued to investors by the trust. The funding agreements are recorded as a component of future policy benefits and claims on the Company’s consolidated balance sheets. Because the Company has no ownership interest in, or control over, the third-party trust that issues the notes, the Company does not include the trust in its consolidated financial statements and therefore, such notes are not reflected in the consolidated financial statements of the Company. As the notes issued by the trust have a secured interest in the funding agreement issued by the Company, Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s, A Division of The McGraw-Hill Companies, Inc., (S&P) assign the same ratings to the notes as the insurance financial strength ratings of NLIC.

During the first quarter of 2002, the Company sold a credit enhanced equity interest in a Low Income Housing Tax Credit Fund to a third party. The transaction provides a cumulative guaranteed return to the third party investor as it relates to the tax credits flows over the life of the transaction. The Company does not anticipate making any payments related to the guarantee provision provided by this transaction due to the diversity of and stabilization of the majority of the underlying properties and underlying reserves. Also see note 7 to the unaudited consolidated financial statements.

Investments

General

The Company’s assets are divided between separate account and general account assets. As of September 30, 2002, $46.60 billion (55%) of the Company’s total assets were held in separate accounts and $37.97 billion (45%) were held in the Company’s general account, including $33.32 billion of general account investments.

Separate account assets consist primarily of deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. All of the investment risk in the Company’s separate account assets is borne by the Company’s customers, with the exception of $1.76 billion of policy reserves as of September 30, 2002 ($1.39 billion as of December 31, 2001) for which the Company bears the investment risk.

Fixed Maturity Securities

The following table summarizes the composition of the Company’s general account fixed maturity securities by category.

	As of September 30, 2002		As of December 31, 2001

	Carrying	% of	Carrying	% of
($ in millions)	Value	Total	Value	Total

U.S. government/agencies	$651.8	2.8	$289.6	1.6
Foreign governments	58.0	0.3	44.4	0.3
State and political subdivisions	9.7	—	7.9	—
Corporate:
Public	7,753.2	33.6	6,188.6	33.4
Private	6,566.7	28.5	6,033.4	32.5
Mortgage-backed securities –
U.S. Government backed	4,397.3	19.0	2,082.1	11.2
Asset-backed securities	3,637.9	15.8	3,902.3	21.0

Total	$23,074.6	100.0	$18,548.3	100.0

The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company’s general account fixed maturity securities, 95% were in the highest two NAIC Designations as of September 30, 2002.

The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio.

		As of September 30, 2002		As of December 31, 2001

NAIC	Rating Agency	Carrying	% of	Carrying	% of
Designation[1]	Equivalent Designation[2]	Value	Total	Value	Total

			($ in millions)
1	Aaa/Aa/A	$13,984.4	60.6	$11,061.5	59.6
2	Baa	7,882.7	34.2	6,607.4	35.6
3	Ba	805.4	3.5	659.1	3.6
4	B	263.9	1.1	127.3	0.7
5	Caa and lower	89.3	0.4	33.8	0.2
6	In or near default	48.9	0.2	59.2	0.3

		$23,074.6	100.0	$18,548.3	100.0

[1]	NAIC Designations are assigned no less frequently than annually. Some designations for securities shown have been assigned to securities not yet assigned an NAIC Designation in a manner approximating equivalent public rating categories.

[2]	Comparison’s between NAIC and Moody’s designations are published by the NAIC. In the event no Moody’s rating is available, the Company has assigned internal ratings corresponding to the public rating.

The Company’s general account mortgage-backed security (MBS) investments include residential MBSs and multi-family mortgage pass-through certificates. As of September 30, 2002, MBSs were $4.40 billion (19%) of the carrying value of the general account fixed maturity securities available-for-sale, all of which were guaranteed by the U.S. Government or an agency of the U.S. Government. During 2002 the Company has increased its allocation of new investment purchases to MBS investments as the supply of commercial mortgage loans has decreased and to diversify away from the credit risk of corporate fixed income securities.

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

Prepayment risk is an inherent risk of holding MBSs. However, the degree of prepayment risk is particular to the type of MBS held. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs. As of September 30, 2002, $2.39 billion (55%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Other classes in the CMO/REMIC security are structured to accept the volatility of mortgage prepayment changes, thereby insulating the PAC class.

The following table sets forth the distribution by investment type of the Company’s general account MBS portfolio as of September 30, 2002 and December 31, 2001.

	As of September 30, 2002		As of December 31, 2001

	Carrying	% of	Carrying	% of
($ in millions)	Value	Total	Value	Total

Planned Amortization Class	$2,394.4	54.5	$800.9	38.5
Very Accurately Defined Maturity	678.4	15.4	360.2	17.3
Accrual	318.1	7.2	115.5	5.5
Non-Accelerating Security Class	269.0	6.1	54.6	2.6
Sequential	236.6	5.4	135.9	6.5
Multi-family Mortgage Pass-through Certificates	104.4	2.4	63.4	3.1
Targeted Amortization Class	79.3	1.8	117.0	5.6
Scheduled	66.4	1.5	94.0	4.5
Other	250.7	5.7	340.6	16.4

Total	$4,397.3	100.0	$2,082.1	100.0

The Company’s general account asset-backed security (ABS) investments include home equity/improvement ABSs, credit tenant/card backed ABSs and CBO/CLO ABSs, among others. As of September 30, 2002, ABSs were $3.64 billion (16%) of the carrying value of the general account fixed maturity securities available-for-sale.

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

The following table sets forth the distribution by investment type of the Company’s general account ABS portfolio.

	As of September 30, 2002		As of December 31, 2001

	Carrying	% of	Carrying	% of
($ in millions)	Value	Total	Value	Total

Home Equity/Improvement	$1,080.8	29.7	$1,314.2	33.7
Credit Tenant/Card Backed	607.1	16.7	363.8	9.3
CBO/CLO	459.7	12.6	619.7	15.9
Pass Through Certificate	193.0	5.3	181.6	4.7
Equity Trust Certificates /Enhanced Equity Trust Certificates	183.9	5.1	202.7	5.2
Miscellaneous Asset Backed	176.6	4.9	149.5	3.8
Auto Loan Backed	143.1	3.9	186.2	4.8
Franchise/Business Loan	140.1	3.9	160.0	4.1
Manufactured Housing Backed	112.3	3.1	247.6	6.3
Equipment Leases	96.1	2.6	136.1	3.5
All Other	445.2	12.2	340.9	8.7

Total	$3,637.9	100.0	$3,902.3	100.0

Mortgage Loans

As of September 30, 2002, general account mortgage loans were $7.69 billion (23%) of the carrying value of consolidated general account invested assets.

As of September 30, 2002, 0.02% of the Company’s mortgage loans were classified as delinquent, including loans in foreclosure, compared to none a year ago and 0.42% as of December 31, 2001. Foreclosed and restructured loans totaled 0.14% and 0.33% of the Company’s mortgage loans as of September 30, 2002, respectively, compared to 0.08% and 0.26% as of September 30, 2001, respectively.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in NFS’ Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4 Controls and Procedures

(a)	Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

PART II — OTHER INFORMATION

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

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification. On February 9, 2002, Marcus Shore withdrew as a named plaintiff in the lawsuit. On April 16, 2002, the Company filed a motion for summary judgment on the individual claims of plaintiff Mercedes Castillo. On May 28, 2002, the Court denied plaintiffs’ motion to add new persons as named plaintiffs, so the action is now proceeding with Mercedes Castillo as the only named plaintiff. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification is moot. Judgment for the Company has not yet been entered.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 6, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of retirement plans that purchased variable annuities from Nationwide Life Insurance Company to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the funds originally included in the plaintiffs’ annuities with “inferior” funds because the new funds purportedly paid higher fees to the Company. The amended complaint seeks disgorgement of the fees allegedly received by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney’s fees. On December 3, 2001, the plaintiffs filed a motion for class certification. The Company is opposing that motion. The Company’s Motion to Dismiss was denied on September 11, 2002. The Company intends to defend this lawsuit vigorously.

Nationwide Life Insurance Company of America (NLICA) (formerly known as Provident Mutual Life Insurance Company (Provident)) is a defendant in a class action originally filed on or about January 11, 1999 entitled Butler v. Provident Mutual Life Insurance Company. That class action is pending in the Court of Common Pleas, Philadelphia County, Pennsylvania (January Term 1999, Docket No. 780). That class action challenged the plan of Provident to convert from a mutual life insurance company into a stock life insurance company owned by a mutual holding company. After the Court entered an order on September 16, 1999 enjoining the completion of this plan without further disclosures to policyholders, the plaintiffs filed an amended complaint in the Summer of 2002 demanding that Provident consummate a proposed sponsored demutualization with the Company.

NLICA is also a nominal defendant in a derivative suit entitled Provident Mutual Life Insurance Company derivatively by Smith v. Kloss that was filed on or about July 10, 2000 in the Court of Common Pleas, Philadelphia County, Pennsylvania (July Term 2000, Docket No. 788). Plaintiffs claim that Provident’s directors breached their fiduciary duties and should be compelled to pursue a demutualization of Provident.

The parties to the Butler and Smith cases entered into a stipulation of settlement dated October 9, 2002 and the Court granted preliminary approval of that settlement on October 10, 2002. Under that stipulation of settlement, the parties have agreed to a resolution of all the class and derivative claims asserted in both actions. The Court will hold a fairness hearing on the settlement on December 17, 2002.

There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

ITEM 2 Changes in Securities and Use of Proceeds

Pursuant to the Stock Retainer Plan for Non-Employee Directors, 2,353 shares of Class A Common Stock were issued by NFS during the third quarter of 2002, at an average price of $29.20 per share to NFS’ directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) promulgated thereunder.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Submission of Matters to a Vote of Security Holders

NFS held a Special Meeting of stockholders on September 13, 2002. At that meeting, stockholders voted on the following proposals:

1.	Proposal to issue shares of Class A Common Stock of NFS to certain eligible members of Provident in connection with the acquisition of Provident by NFS:	For	Against	Withheld
		973,768,359	69,611	—

ITEM 5 Other Information

None.

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibits:

	99.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Robert A. Oakley pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On September 17, 2002, NFS filed a Current Report on Form 8-K announcing the retirement of Executive Vice President and Chief Financial Officer, Robert A. Oakley, and the election of Robert A. Rosholt as Executive Vice President – Finance and Investments.

On October 1, 2002, NFS filed a Current Report on Form 8-K announcing the completion of the sponsored demutualization of Provident.

On October 18, 2002, NFS filed a Current Report on Form 8-K reporting various rating actions announced by S&P and A.M. Best Company.

On October 24, 2002, NFS filed a Current Report on Form 8-K in connection with the release reporting updated earnings guidance.

On October 28, 2002, NFS filed a Current Report on Form 8-K in connection with the release of quarterly earnings results and Fitch Ratings’ announcement of the lowering of the ratings on NFS’ senior debt and trust preferred securities.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

Date: November 14, 2002	/s/Mark R. Thresher Mark R. Thresher, Senior Vice President – Finance
(Chief Accounting Officer)

CERTIFICATIONS

I, W.G. Jurgensen, Chief Executive Officer of Nationwide Financial Services, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nationwide Financial Services, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ W.G. Jurgensen Name: W.G. Jurgensen Title: Chief Executive Officer

I, Robert A. Oakley, Chief Financial Officer of Nationwide Financial Services, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nationwide Financial Services, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Robert A. Oakley Name: Robert A. Oakley Title: Chief Financial Officer