Form 10-K
period 2002-12-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2003-03-14
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Yes X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes X      No

The aggregate market value of voting stock held by non-affiliates on June 28, 2002 was $958,123,890.

The number of shares outstanding of each of the registrant’s classes of common stock on March 10, 2003 was as follows:

Class A Common Stock (par value $0.01 per share)	65,352,248 shares issued and 56,128,539 shares outstanding
Class B Common Stock (par value $0.01 per share)	95,633,767 shares issued and outstanding
(Title of Class)

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2003 Annual Shareholders’ Meeting.

NATIONWIDE FINANCIAL SERVICES, INC

FORM 10-K

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART I

ITEM 1    BUSINESS

OVERVIEW

Nationwide Financial Services, Inc. (NFS, or collectively with its subsidiaries, the Company) was formed in November 1996 as a holding company for Nationwide Life Insurance Company (NLIC) and other companies, including Nationwide Life Insurance Company of America (NLICA, or Nationwide Provident together with its subsidiaries), which was acquired on October 1, 2002, that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies (Nationwide). NFS is incorporated in Delaware and maintains its principal executive offices in Columbus, Ohio.

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, Private and Public Sector pension plans and other investment products sold to institutions, and life insurance. The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators and life insurance specialists. Representatives of the Company who market products directly to a customer base include Nationwide Retirement Solutions, The 401(k) Company and Nationwide Provident agents. The Company also distributes retirement savings products through the agency distribution force of its ultimate parent company, Nationwide Mutual Insurance Company (NMIC), (Nationwide agents). The Company believes its diverse range of competitive product offerings and strong distributor relationships position it to compete effectively in the rapidly growing retirement savings market under various economic conditions.

The Company has grown its customer base in recent years as a result of its long-term investments in developing the distribution channels necessary to reach its target customers and the products required to meet the demands of these customers. The Company believes its growth has been enhanced further by favorable demographic trends and the growing tendency of Americans to supplement traditional sources of retirement income with self-directed investments, such as products offered by the Company. From 1997 to 2002, the Company’s customer funds managed and administered grew from $57.46 billion to $102.85 billion, a compound annual growth rate of 12%. Asset growth during this period resulted from net flows into the Company’s products, interest credited to and market appreciation of policyholder account values, and acquisitions, including NLICA, as described in note 3 to the Company’s consolidated financial statements included in the F pages of this report. While the Company benefited from rising equity markets in the late 1990’s, 2002 was the third consecutive year of net declines in the U.S. equity markets. Declining equity markets reduce the revenues the Company earns on many of its products and may also result in lower customer demand for certain retirement savings products offered by the Company.

CAPITAL STOCK TRANSACTIONS

Nationwide Corporation (Nationwide Corp.) owns all of the outstanding shares of Class B common stock of NFS, which represented 63.0% of the economic interests in NFS and 94.4% of the combined voting power of the stockholders of NFS as of December 31, 2002. Nationwide Corp. is a majority owned subsidiary of NMIC.

In June 2002, NFS exchanged all of its shares of common stock of Gartmore Global Investments, Inc., a majority owned subsidiary, and Nationwide Securities, Inc., an indirect wholly owned subsidiary, for approximately 9.1 million shares of NFS Class B common stock held by Nationwide Corp. See note 19 to the Company’s consolidated financial statements included in the F pages of this report.

On October 1, 2002, NFS issued 31.8 million shares of its Class A common stock as partial consideration in the acquisition of 100 percent of the economic and voting interests of NLICA. See note 3 to the Company’s consolidated financial statements included in the F pages of this report.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

USE OF NON-GAAP FINANCIAL MEASURES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements and measures are used by management to assist in the analysis and management of the operations of the Company. In addition, the Company regularly reviews and reports non-GAAP financial measures called pre-tax operating income and net operating income, as well as monitoring and reporting a non-GAAP financial measure titled sales.

Readers are encouraged to refer to Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Data of this report for detailed discussions of the components of these non-GAAP financial measures, how they differ from GAAP financial measures, how management uses this information and a reconciliation of pre-tax operating income and net operating income to the most directly comparable GAAP financial measures.

BUSINESS SEGMENTS

The Company has three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

INDIVIDUAL ANNUITY

The Individual Annuity segment consists of individual The BEST of AMERICA®, private label and deferred variable annuity products, deferred fixed annuity products and income products. Also included are Nationwide Provident’s annuity products, reflecting business in-force as of the October 1, 2002 acquisition. New individual annuity business sold by Nationwide Provident agents is in the form of the Company’s individual The BEST of AMERICA products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

Individual Annuity segment revenues, pre-tax operating income and account values are summarized in the following table.

(in millions)	2002	2001	2000

Total revenues	$1,235.0	$1,101.7	$1,112.9
Pre-tax operating (loss) income	(118.9)	227.2	276.3
Account values as of year end	40,896.5	42,186.7	43,694.9

The Company is one of the leaders in the development and sale of individual annuities. As of December 31, 2002, the Company was the 8th largest writer of individual variable annuity contracts in the U.S., according to The Variable Annuity Research & Data Service (VARDS). In both 2001 and 2000, the Company was ranked 4th. The Company believes that demographic trends and shifts in attitudes toward retirement savings will continue to support increased consumer demand for its products. The Company also believes that it possesses distinct competitive advantages in the market for variable annuities. Some of the Company’s most important advantages include its innovative product offerings and strong relationships with independent well-known fund managers. The Company’s principal annuity product series, The BEST of AMERICA, allows the customer to choose from over 50 investment options managed by premier mutual fund managers. The Company also sells individual fixed annuities, primarily through the financial institutions

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

channel. According to The Kehrer Report, as of December 31, 2002, the Company was the 3rd largest provider of individual fixed annuities in financial institutions.

The Company markets its individual annuity products through a broad spectrum of distribution channels, including independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, Nationwide Retirement Solutions, Nationwide Provident agents and Nationwide agents. The Company seeks to capture a growing share of individual annuity sales in these channels by working closely with its investment managers and product distributors to adapt the Company’s products and services to changes in the retail and institutional marketplace in order to enhance its leading position in the market for variable annuities. The Company is following a strategy of extending The BEST of AMERICA brand name to more of its products and distribution channels in an effort to build upon its brand name recognition.

The Company believes that the variable annuity business is attractive because it generates fee income. In addition, because the investment risk on variable annuities is borne principally by the customer and not the Company, the variable annuity business requires significantly less capital support than fixed annuity and traditional life insurance products. The Company receives income from variable annuity contracts primarily in the form of asset and administration fees. In addition, most of the Company’s variable annuity products provide for a contingent deferred sales charge, also known as a “surrender charge” or “back-end load,” that is assessed against premium withdrawals in excess of specified amounts made during a specified period, usually the first seven years of the contract. Surrender charges are intended to protect the Company from withdrawals early in the contract period, before the Company has had the opportunity to recover its sales expenses. Generally, surrender charges on individual variable annuity products are 7% of deposits withdrawn during the first year, scaling ratably to 0% for the eighth year and beyond. All of the Company’s individual variable annuity products include guaranteed minimum death benefit (GMDB) features. The GMDB generally provides a benefit if the annuitant dies and the policyholder contract value is less than a specified amount, which may be based on the premiums paid less amounts withdrawn or a policyholder contract value on a specified anniversary date.

The Company’s variable annuity products consist almost entirely of flexible premium deferred variable annuity (FPVA) contracts. Such contracts are savings vehicles in which the customer makes a single deposit or series of deposits. The customer has the flexibility to invest in mutual funds managed by independent investment managers, including an affiliate of the Company. Deposits may be at regular or irregular intervals and in regular or irregular amounts. The value of the annuity fluctuates in accordance with the investment experience of the mutual funds chosen by the customer. The customer is permitted to withdraw all or part of the accumulated value of the annuity, less any applicable surrender charges. As specified in the FPVA contract, the customer generally can elect from a number of payment options that provide either fixed or variable benefit payments.

Fixed options are available to customers who purchase certain of the Company’s variable annuities by designation of some or all of their deposits to such options. A fixed option offers the customer a guarantee of principal and a guaranteed interest rate for a specified period of time. Such contracts have no maturity date and remain in-force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income for life or for a fixed number of years.

Fixed annuity products are marketed to individuals who choose to allocate long-term savings to products that provide a guarantee of principal, a stable net asset value and a guarantee of the interest rate to be credited to the principal amount for a specified period of time. The Company’s individual fixed annuity products are distributed through its unaffiliated and affiliated channels and include single premium deferred annuity (SPDA) contracts, flexible premium deferred annuity (FPDA) contracts and single premium immediate annuity (SPIA) contracts. The Company invests fixed annuity customer deposits in its general

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

account investment portfolio, while variable annuity customer deposits are invested in mutual funds as directed by the customer and are held in the Company’s separate account. Unlike variable annuity assets that are held in the Company’s separate account, the Company bears the investment risk on assets held in its general account. The Company attempts to earn a spread by investing a customer’s deposits for higher yields than the interest rate it credits to the customer’s fixed annuity contract.

During 2002, the average crediting rate on contracts (including the fixed option under the Company’s variable contracts) in the Individual Annuity segment was 4.93%.

The Company offers individual variable annuities under The BEST of AMERICA brand name. The Company also markets individual variable annuities as “private label” products.

Individual The BEST of AMERICA products.    The Company’s principal individual FPVA contracts are sold under the brand name The BEST of AMERICA, but the Company offers additional FPVA contracts under different names. The BEST of AMERICA brand name individual variable annuities, which includes the fixed option of individual variable annuities, accounted for $3.82 billion (52%) of the Company’s individual annuity sales in 2002 and $25.88 billion (63%) of the Company’s individual annuity account values as of year-end. In 2002, the Company began building on earlier efforts to customize products for customers served by the channels in which the products are sold. Additionally, some products are designed to appeal to distributors in the market for large initial deposits, requiring minimum deposits of $15,000. Others are intended primarily for the tax-qualified, payroll deduction market, where initial deposits are often smaller, or are designed with shorter surrender periods for customers who desire greater liquidity and distributors who desire trail commissions. Yet another product is designed for customers who are interested in active asset allocation. All of the products generate asset fees and may also generate administration fees for the Company.

Private Label Individual Variable Annuities.    These products accounted for $795.3 million (11%) of the Company’s individual annuity sales in 2002 and $5.34 billion (13%) of the Company’s individual annuity account values as of year-end. The Company has developed several private label variable annuity products in conjunction with other financial intermediaries. The products allow financial intermediaries to market products with substantially the same features as the Company’s brand name products to their own customer bases under their own brand names. The Company believes these private label products strengthen the Company’s ties to certain significant distributors of the Company’s products. These contracts generate asset fees and may also generate administration fees for the Company.

Individual Deferred Fixed Annuity Contracts.    Deferred fixed annuities consist of SPDA and FPDA contracts. Total deferred fixed annuities accounted for $2.57 billion (35%) of the Company’s individual annuity sales in 2002 and $7.34 billion (18%) of the Company’s individual annuity account values as of year-end. SPDA and FPDA contracts are distributed through broker/dealers, financial institutions and Nationwide agents. SPDA contracts are savings vehicles in which the customer makes a single deposit with the Company. The Company guarantees the customer’s principal and credits the customer’s account with earnings at an interest rate that is stated and fixed for an initial period, typically at least one year. Thereafter, the Company resets, typically annually, the interest rate credited to the contract based upon market and other conditions. SPDA contracts have no maturity date and remain in-force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income for life or for a fixed number of years. FPDA contracts are typically marketed to teachers and employees of tax-exempt organizations as tax-qualified retirement programs. Under these contracts, the Company accepts a single deposit or a series of deposits. Deposits may be paid at intervals that are either regular or irregular. FPDA contracts contain substantially the same guarantee of principal and interest rate terms included in the Company’s SPDA contracts. No front-end sales charges are imposed on SPDA and FPDA contracts. However, all such contracts provide for the imposition of certain surrender charges, which are assessed against

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

premium withdrawals in excess of specified amounts and which occur during the surrender charge period. The surrender charges are usually set within the range of 0% to 7% and typically decline from year to year, disappearing after seven contract years.

Individual Single Premium Immediate Annuity Contracts.    The Company offers both fixed and variable SPIA contracts. SPIA contracts accounted for $133.0 million (2%) of the Company’s individual annuity sales for 2002 and $1.68 billion (4%) of the Company’s individual annuity account values as of year-end. The Company’s SPIA contracts are offered through its affiliated and unaffiliated distribution channels and are offered as either direct purchases or as fixed annuity options under the Company’s various individual and group annuity contracts. SPIAs are annuities that require a one-time deposit in exchange for guaranteed, periodic annuity benefit payments, often for the contract holder’s lifetime. SPIA contracts are often purchased by persons at or near retirement age who desire a steady stream of future income.

INSTITUTIONAL PRODUCTS

The Institutional Products segment is comprised of the Company’s Private and Public Sector group retirement plans, medium-term note program and structured products initiatives. The Private Sector includes the 401(k) business generated through variable and fixed group annuities, Nationwide Trust Company, FSB and The 401(k) Company. The Public Sector includes the Internal Revenue Code (IRC) Section 457 business in the form of fixed and variable annuities as well as administration-only business.

Institutional Products segment revenues, pre-tax operating income and account values are summarized in the following table.

(in millions)	2002	2001	2000

Total revenues	$1,079.2	$1,125.8	$1,150.9
Pre-tax operating income	207.0	209.4	224.6
Account values as of year end	49,798.4	50,417.3	47,154.0

Institutional products are generally offered as variable or fixed group annuities to employers for use in employee benefit programs and are distributed through unaffiliated and affiliated channels, as well as through Nationwide agents. In recent years, an increasing amount of business has been sold through the Company’s trust product, rather than group annuity products, which has been an attractive product in the marketplace. Also, the Company’s distribution for the pensions business has shifted from pension plan administrators to an increasing amount written by independent broker/dealers.

The Company’s variable group annuity contracts provide the individual participants the ability to invest in mutual funds managed by independent investment managers and an affiliate of NMIC. Deposits may be at regular or irregular intervals and in regular or irregular amounts. The value of the annuity fluctuates in accordance with the investment experience of the mutual funds chosen by the participant. The participant is permitted to withdraw all or part of the accumulated value of the annuity only in accordance with IRS regulations or be subject to a tax penalty. As specified in the FPVA contract, the participant generally can elect from a number of payment options that provide either fixed or variable benefit payments. The Company receives income from variable group annuity contracts primarily in the form of asset and administration fees. In addition, most of the Company’s variable annuity products provide for a contingent deferred sales charge, also known as a “surrender charge” or “back-end load,” that is assessed against premium withdrawals in excess of specified amounts made during a specified period, usually the first seven years of the contract. Surrender charges are intended to protect the Company from withdrawals early in the contract period, before the Company has had the opportunity to recover its sales expenses.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The Company’s fixed group annuity contracts provide the individual participants a guarantee of principal and a guaranteed interest rate for a specified period of time. The Company attempts to earn a spread by investing a participant’s deposits for higher yields than the interest rate credited to the participant’s account value.

During 2002, the average crediting rate on fixed annuity contracts (including the fixed option under the Company’s variable contracts) in the Institutional Products segment was 4.35%.

The Company markets employer-sponsored group annuities to both public sector employees for use in connection with plans described under Section 457 of the IRC and to private sector employees for use in connection with IRC Section 401(k) plans. These private sector employer-sponsored group annuities are marketed under several brand names, including The BEST of AMERICA Group Pension Series.

The BEST of AMERICA Group Pension Series.    These products are offered as group annuity contracts as well as trust products by Nationwide Trust Company, FSB. The group annuity products accounted for $2.61 billion (35%) of the Company’s institutional products sales in 2002 and $9.23 billion (19%) of the Company’s institutional products account balances as of year-end, while the trust products accounted for $1.62 billion (22%) of sales in 2002 and $2.88 billion (6%) of account values as of year-end. The BEST of AMERICA group products are typically offered only on a tax-qualified basis. These products may be structured with a variety of features that may be arranged in over 600 combinations of front-end loads, back-end loads and asset-based fees.

Section 457 Group Annuity Contracts.    These group annuity contracts accounted for $1.38 billion (19%) of the Company’s institutional products sales in 2002 and $12.07 billion (24%) of the Company’s institutional products account values as of year-end. The Company offers a variety of group variable annuity contracts that are designed primarily for use in conjunction with plans described under IRC Section 457. Section 457 permits employees of state and local governments to defer a certain portion of their annual income and invest such income on a tax-deferred basis. These contracts typically generate an annual asset fee and may also generate annual administration fees for the Company.

Administration-Only Contracts.    The Company offers administration and record-keeping services to IRC Section 457 plans outside of a group annuity contract. These contracts accounted for $1.21 billion (16%) of the Company’s institutional products sales in 2002 and $11.47 billion (23%) of the Company’s institutional products account values as of year-end. In the past year the Company has experienced a shift in product mix from group annuity contracts to more administration-only cases. The Company generally collects a fee calculated as a percentage of plan assets.

Nationwide Provident Group Annuities.    Nationwide Provident sells Selector+ Group Variable Annuities, which accounted for $93.0 million (1%) of institutional sales in 2002 and provide a diversified investment menu of “All Pro” separate accounts. The All Pro series of separate accounts is a series of multi-managed, style-specific separate accounts developed in conjunction with Wilshire Associates, Inc. The All Pro series of separate accounts are used in the STAR Program to develop asset allocation models. The STAR Program was developed to address the needs of plan sponsors making investment decisions to meet the stated objectives of their plan. The Selector+ Group Variable Annuity is only available for qualified retirement plans and has the flexibility to enable producers to choose from asset-based fees, deposit-based fees or a combination of both.

Medium-Term Note Program.    The Company’s medium-term note program represents sales of funding agreements that secure notes issued through an unrelated third party trust. This program was launched in July 1999 as a means to expand spread-based product offerings. Sales of funding agreements totaled $1.18 billion in 2002 and accounted for $4.27 billion (9%) of the Company’s institutional products account balances as of year-end. Sales under the Company’s medium-term note program are not included in reported sales as they do not produce steady production flow that lends itself to meaningful comparisons.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Structured Products.    Structured products transactions include structuring, selling and managing investment programs, including securitizations. The Company utilizes structuring technology to optimize portfolio management decisions, generate income and increase assets under management. Structured product transactions completed by the Company to date include a Collateralized Bond Obligation, Commercial Real Estate Securitizations and Low Income Housing Equity Syndications.

LIFE INSURANCE

The Life Insurance segment consists of investment life products, including both individual variable life and corporate-owned life insurance (COLI) products, traditional life insurance products, universal life insurance, Nationwide Provident life insurance products (beginning October 1, 2002) and TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial), a leading COLI producer. Effective May 31, 2002, the Company increased its ownership in TBG Financial to 63%. The results of TBG Financial are included in the consolidated results of the Company beginning May 31, 2002. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

In recent years, the Company has placed particular emphasis within this segment on the sale of variable life insurance products that offer multiple investment options. The Company distributes its variable universal life insurance products through its unaffiliated distribution channels, Nationwide Provident agents and Nationwide agents. The Company’s target markets for its life insurance products include customers to whom the accumulation of cash values is important.

Life Insurance segment revenues, pre-tax operating income, policy reserves and life insurance in-force are summarized in the following table.

(in millions)	2002	2001	2000

Total revenues	$1,004.2	$834.8	$751.3
Pre-tax operating income	186.7	189.7	161.1
Life insurance policy reserves as of year end	12,158.9	8,099.2	7,225.5
Life insurance in-force as of year end	105,794.7	70,451.6	64,390.0

Universal Life and Variable Universal Life Insurance Products.    The Company offers universal life insurance and variable universal life insurance products including both flexible premium and single premium designs. These products provide life insurance under which the benefits payable upon death or surrender depend upon the policyholder’s account value. Universal life insurance provides whole life insurance with flexible premiums and adjustable death benefits. For universal life insurance, the policyholder’s account value is credited based on an adjustable rate of return set by the Company relating to current interest rates. For variable universal life insurance, the policyholder’s account value is credited with the investment experience of the mutual funds chosen by the customer. The variable universal life insurance products also typically include a general account guaranteed interest investment option. The Company’s variable universal life insurance products are marketed under the Nationwide Provident brand name and the Company’s The BEST of AMERICA brand name, which have the same wide range of investment options as the Company’s variable annuity products. These products are distributed on an unaffiliated basis by independent broker/dealers, wirehouse and regional firms and financial institutions, as well as by Nationwide agents. Beginning October 1, 2002, the Company also sold Nationwide Provident variable life insurance products through Nationwide Provident agents.

Traditional Life Insurance Products.    The Company offers whole life and term life insurance. Whole life insurance combines a death benefit with a savings plan that increases gradually in amount over a period of

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

years. The customer generally pays a level premium over the customer’s expected lifetime. The customer may borrow against the savings and also has the option of surrendering the policy and receiving the accumulated cash value rather than the death benefit. Term life insurance provides only a death benefit without any savings component. Nationwide agents and Nationwide Provident agents distribute these traditional life insurance products.

COLI and Bank-Owned Life Insurance (BOLI) Products.    Corporations purchase COLI, whereas banks purchase BOLI to provide protection against the death of selected employees and to fund non-qualified benefit plans. Corporations or banks may make a single premium payment or a series of premium payments. Premium payments made are credited with a guaranteed interest rate that is fixed for a specified period of time. For variable COLI and BOLI products, the contractholder’s account value is credited with the investment experience of the mutual funds selected by the contractholder. Sales of large case BOLI are not included in reported sales as they do not produce steady production flow that lends itself to meaningful comparisons. COLI and BOLI products are sold through life insurance specialists, including TBG Financial, a majority owned subsidiary of NFS.

MARKETING AND DISTRIBUTION

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, wirehouse and regional firms, pension plan administrators, financial institutions and life insurance specialists. Representatives, or affiliated entities, of the Company who market products directly to a customer base include Nationwide Retirement Solutions, The 401(k) Company and Nationwide Provident agents. The Company also distributes retirement savings products through the agency distribution force of its ultimate parent company, NMIC. The Company provides, through both its affiliated and unaffiliated channels, the means for employers sponsoring tax-favored retirement plans (such as those described in IRC Sections 401(k) and 457) to allow their employees to make contributions to such plans through payroll deductions. Typically, the Company receives the right from an employer to market products to employees and arranges to deduct periodic deposits from the employees’ regular paychecks. The Company believes that the payroll deduction market is characterized by more predictable levels of sales than other markets because these customers are less likely, even in times of market volatility, to stop making annuity deposits than customers in other markets. In addition, the Company believes that payroll deduction access to customers provides significant insulation from competition by providing the customer with a convenient, planned method of periodic saving. In both the Private Sector market, where the Company’s products are distributed primarily through unaffiliated entities, and in the Public Sector market, where the Company’s products are distributed primarily by affiliated entities, payroll deduction is the primary method used for collecting premiums and deposits.

A table showing sales by distribution channel for each of the last three years is presented in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

UNAFFILIATED ENTITIES

Independent Broker/Dealers and Wirehouse and Regional Firms.    The Company sells individual annuities, group retirement plans and variable life insurance through independent broker/dealers and wirehouse and regional firms in all 50 states and the District of Columbia. The Company believes that it has developed strong broker/dealer relationships based on its diverse product mix, large selection of fund options and administrative technology. In addition to such relationships, the Company believes its financial strength

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

and The BEST of AMERICA brand name are competitive advantages in these distribution channels. The Company regularly seeks to add new broker/dealers and wirehouse and regional firms to its distribution network.

Pension Plan Administrators.    The Company markets group retirement plans organized pursuant to Section 401 of the IRC sponsored by employers as part of employee retirement programs through regional pension plan administrators. The Company has also linked pension plan administrators with the financial planning community to sell group pension products. The Company targets employers having between 25 and 2,000 employees because it believes that these plan sponsors tend to require more extensive record-keeping services from pension plan administrators and therefore tend to become long-term customers.

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

Life Insurance Specialists.    The Company markets COLI and BOLI through life insurance specialists, including TBG Financial, which are firms that specialize in the design, implementation and administration of executive benefit plans. Although TBG Financial is a majority owned subsidiary of NFS, its sales are reported under this caption in order to provide a more complete view of sales from this distribution group.

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

Nationwide Provident Agents.    Nationwide Provident specializes in marketing asset accumulation, wealth preservation, life insurance, retirement and investment products to affluent individuals and business markets. Its products, primarily variable life insurance and group annuities, are distributed through career agents, independent agents and a pension sales force.

Nationwide Agents.    The Company sells traditional life insurance, universal life insurance, variable universal life insurance products and individual annuities through the licensed agency distribution force of its ultimate parent company, NMIC. Nationwide agents primarily target the holders of personal automobile and homeowners’ insurance policies issued by NMIC and affiliated companies. Nationwide agents exclusively sell Nationwide products and may not offer products that compete with those of the Company.

CORPORATE SEGMENT

The Corporate segment consists of net investment income not allocated to the three product segments, unallocated expenses, interest expense on debt, revenues and expenses of the Company’s broker/dealer subsidiaries and, in 2001 and 2000, goodwill amortization.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Corporate segment operating revenues, interest expense on debt and capital and preferred securities of subsidiary trusts and pre-tax operating loss (which excludes non-securitization related net realized gains and losses on investments, hedging instruments and hedged items) are summarized in the following table.

(in millions)	2002	2001	2000

Total operating revenues	$57.7	$23.2	$60.7
Interest expense on debt and capital and preferred securities of subsidiary trusts	76.8	54.9	48.5
Pre-tax operating loss	(53.0)	(43.1)	(14.7)

REINSURANCE

The Company follows the industry practice of reinsuring a portion of its life insurance and annuity risks with other companies in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. The maximum amount of individual ordinary life insurance retained by the Company on any one life is $4.0 million. The Company cedes insurance primarily on an automatic basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria and on a facultative basis, under which the reinsurer’s prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company has entered into reinsurance contracts to cede a portion of its general account individual annuity business. Total recoveries due from these contracts were $362.3 million and $161.2 million as of December 31, 2002 and 2001, respectively. Under the terms of the contracts, trusts have been established as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in the underlying contracts. The Company has no other material reinsurance arrangements with unaffiliated reinsurers. The only sizable reinsurance agreements the Company has with affiliates are the modified coinsurance agreements pursuant to which NLIC reinsured all of its accident and health insurance business not ceded to unaffiliated reinsurers to other members of Nationwide as described in note 19 to the Company’s consolidated financial statements included in the F pages of this report.

RATINGS

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating organizations continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company’s ratings could have a material adverse effect on the Company’s ability to market its products and could increase the rate of surrender of the Company’s products. Both of these consequences could, depending upon the extent thereof, have a material adverse effect on the Company’s liquidity and, under certain circumstances, net income. NLIC (and its insurance company subsidiary) and NLICA (and its insurance company subsidiaries) are rated “A+” (Superior) and “A” (Excellent), respectively, by A.M. Best Company, Inc. (A.M. Best) and both NLIC and NLICA’s claims-paying ability/financial strength is rated “Aa3” (Excellent) by Moody’s Investors Service, Inc. (Moody’s) and “AA-” (Very Strong) by Standard & Poor’s, a Division of The McGraw-Hill Companies, Inc. (S&P).

The foregoing ratings reflect each rating agency’s opinion of NLIC and NLICA’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed toward the protection of investors. Such factors are of concern to policyholders, agents and intermediaries.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The Company’s financial strength is also reflected in the ratings of the senior notes, capital and preferred securities of subsidiary trusts and commercial paper. The senior notes are rated “A-” by S&P and “A3” by Moody’s. The capital and preferred securities issued by subsidiary trusts are rated “BBB” by S&P and “Baa1” by Moody’s. The commercial paper issued by NLIC is rated “AMB-1” by A.M. Best, “A-1+” by S&P and “P-1” by Moody’s.

COMPETITION

The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, broker/dealers and mutual funds, some of whom have greater financial resources, offer alternative products and, with respect to other insurers, have higher ratings than the Company. The Company believes that competition in its lines of business is based on price, product features, commission structure, perceived financial strength, claims-paying ratings, service and name recognition.

On November 12, 1999, the Gramm-Leach-Bliley Act (the Act), was signed. The Act modernizes the regulatory framework for financial services in the U. S., which allows banks, securities firms and insurance companies to affiliate more directly than they have been permitted to do in the past. While the Act facilitates these affiliations, to date no significant competitors of the Company have acquired, or been acquired by, a banking entity under authority of the Act. Nevertheless, it is not possible to anticipate whether such affiliations might occur in the future.

REGULATION

GENERAL REGULATION AT STATE LEVEL

As an insurance holding company, the Company is subject to regulation by the states in which its insurance subsidiaries are domiciled and/or transact business. Most states have enacted legislation that requires each insurance holding company and each insurance company in an insurance holding company system to register with the insurance regulatory authority of the insurance company’s state of domicile and annually furnish financial and other information concerning the operations of companies within the holding company system that materially affect the operations, management or financial condition of the insurers within such system. The Company is subject to the insurance holding company laws in the State of Ohio. Under such laws, all transactions within an insurance holding company system affecting insurers must be fair and equitable and each insurer’s policyholder surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. The State of Ohio insurance holding company laws also require prior notice or regulatory approval of the change of control of an insurer or its holding company and of material intercorporate transfers of assets within the holding company structure. In many cases, under such laws, a state insurance authority must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company domiciled in its state.

In addition, the laws of the various states establish regulatory agencies with broad administrative powers to approve policy forms, grant and revoke licenses to transact business, regulate trade practices, license agents, require statutory financial statements, limit the amount of dividends and other payments that can be paid by insurance companies without prior approval and impose restrictions on the type and amount of investments permitted. These regulations are primarily intended to protect policyholders rather than shareholders. The Company cannot predict the effect that any proposed or future legislation may have on the financial condition or results of operations of the Company.

Insurance companies are required to file detailed annual and quarterly statutory financial statements with state insurance regulators in each of the states in which they do business and their business and

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

As part of their routine regulatory oversight process, state insurance departments periodically conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the insurance departments of two or three other states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). The most recently completed examinations of NLIC and Nationwide Life and Annuity Insurance Company were conducted by the Ohio, Arizona, California, Iowa, Kansas, Texas and Wisconsin insurance departments for the five-year period ended December 31, 2001. The most recently completed examination of NLICA was conducted by the Pennsylvania Insurance Department for the four-year period ended December 31, 1997. The most recently completed examination of Nationwide Life and Annuity Company of America was conducted by the Delaware Insurance Department for the three-year period ended December 31, 2000. The final reports of these examinations did not result in any significant issues or adjustments.

In recent years, a number of life and annuity insurers have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these insurers have incurred or paid substantial amounts in connection with the resolution of such matters. In addition, state insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations. None of the Company’s insurance subsidiaries is the subject of any such investigation by any regulatory authority or any such market conduct examination in any state at this time. The Company’s insurance subsidiaries continuously monitor sales, marketing and advertising practices and related activities of their agents and personnel and provide continuing education and training in an effort to ensure compliance with applicable insurance laws and regulations. There can be no assurance that any non-compliance with such applicable laws and regulations would not have a material adverse effect on the Company.

REGULATION OF DIVIDENDS AND OTHER PAYMENTS FROM INSURANCE SUBSIDIARIES

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the 12-month period ending as of the prior December 31. As of December 31, 2002, no dividends could be paid by NLIC without prior approval. The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. Earned surplus is defined under the State of Ohio insurance laws as the amount equal to the Company’s unassigned funds as set forth in its most recent statutory financial statements, including net unrealized capital gains and losses or revaluation of assets. Additionally, following any dividend, an insurer’s policyholder surplus must be reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

to policyholders) that can inure to the benefit of the Company and its stockholders. The Company currently does not expect such regulatory requirements to impair its ability to pay operating expenses and dividends in the future.

The ability of NLICA to pay dividends is subject to regulation under Pennsylvania insurance law. Under Pennsylvania law, unless the Pennsylvania Insurance Department either approves payment or fails to disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions during any 12 month period if the total payments would exceed the same criteria as outlined two paragraphs above as it relates to NLIC’s limitations. Also, in connection with the acquisition of Nationwide Provident, the Pennsylvania Insurance Department ordered that no dividends could be paid out of NLICA for a period of three years without prior approval.

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

Based on the formula adopted by the NAIC, all of the Company’s insurance subsidiaries’ adjusted capital exceeded the levels at which the Company would be required to take corrective action by a substantial amount as of December 31, 2002.

ASSESSMENTS AGAINST INSURERS

Insurance guaranty association laws exist in all states, the District of Columbia and Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. The amount and timing of any future assessment on or refund to the Company’s insurance subsidiaries under these laws cannot be reasonably estimated and are beyond the control of the Company and its insurance subsidiaries. A large part of the assessments paid by the Company’s insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company’s insurance subsidiaries’ premium taxes. For the years ended December 31, 2002, 2001 and 2000, the Company received net refunds of $1.4 million, $0.3 million and $1.2 million, respectively.

SECURITIES LAWS

Certain of the Company’s insurance subsidiaries and certain policies and contracts offered by them are subject to regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission (the Commission) and under certain state securities laws. Certain separate accounts of the Company’s insurance subsidiaries are registered as investment companies under the Investment Company Act of 1940, as amended (Investment Company Act). Separate account interests under certain variable annuity contracts and variable insurance policies issued by the Company’s insurance subsidiaries are also registered under the Securities Act of 1933, as amended. Certain other subsidiaries of the Company are registered as broker/dealers under the Securities Exchange Act of 1934, as amended and are members of, and subject to regulation by, the National Association of Securities Dealers.

Certain of the Company’s subsidiaries are investment advisors registered under the Investment Advisors Act of 1940, as amended. The investment companies managed by such subsidiaries are registered with the Commission under the Investment Company Act and the shares of certain of these entities are qualified for

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

The Secretary of Labor issued final regulations on January 5, 2000, providing guidance for the purpose of determining, in cases where an insurer issues one or more policies backed by the insurer’s general account to or for the benefit of an employee benefit plan, which assets of the insurer constitute plan assets for purposes of ERISA and the IRC. The regulations apply only with respect to a policy issued by an insurer to an ERISA plan on or before December 31, 1998. In the case of such a policy, most provisions of the regulations are applicable on July 5, 2001. Generally, where the basis of a claim is that insurance company general account assets constitute plan assets, no person will be liable under ERISA or the IRC for

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

conduct occurring prior to July 5, 2001. However, certain provisions under the final regulations are applicable as follows: (1) certain contract termination features become applicable on January 5, 2000 if the insurer engages in certain unilateral actions; and (2) the initial and separate account disclosure provisions become applicable July 5, 2000. New policies issued after December 31, 1998, which are not guaranteed benefit policies will subject the issuer to ERISA fiduciary obligations.

On September 19, 2002, the Second Circuit U.S. Court of Appeals held that Hancock by following the terms of the contract did not violate its fiduciary duty when it refused to rollover free funds or revalue plan liabilities. However, the court said it did violate fiduciary duties by exercising “discretionary management” decisions in matters not addressed by the contract which included investment of plan funds in its general account and allocation of the returns on investments and expenses among its client accounts.

POTENTIAL TAX LEGISLATION

Congress has, from time to time, considered possible legislation that would eliminate many of the tax benefits currently afforded to annuity products. In fact, the Bush administration’s recent proposals to reduce or eliminate the federal income tax on corporate dividends and to establish new tax-advantaged retirement and life savings plans, each of which, if enacted as proposed, could materially reduce the tax advantages of investing in variable annuities.

EMPLOYEES

As of December 31, 2002, the Company had approximately 5,980 employees. None of the employees of the Company are covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.

AVAILABLE INFORMATION

The Company files Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and other reports electronically with the Commission, which are available on the Commission’s web site (http://www.sec.gov). The Company also makes available on its web site (http://www.nationwidefinancial.com), Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, free of charge.

ITEM 2    PROPERTIES

Pursuant to an arrangement between NMIC and certain of its subsidiaries, during 2002 the Company leased on average approximately 902,000 square feet of office space in the three building home office complex and in other offices in Columbus, Ohio. Also, approximately 120,000 square feet and 150,000 square feet of office space is located in Berwyn, Pennsylvania and Newark, Delaware, respectively. The Company believes that its present facilities are adequate for the anticipated needs of the Company.

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

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the Court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification. On April 16, 2002, the Company filed a motion for summary judgment on the individual claims of plaintiff Mercedes Castillo. On May 28, 2002, the Court granted the motion of Marcus Shore to withdraw as a named plaintiff and denied plaintiffs’ motion to add new persons as named plaintiffs, so the action is now proceeding with Mercedes Castillo as the only named plaintiff. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all of plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification is moot. Judgment for the Company was entered on November 15, 2002. On December 16, 2002, plaintiff Mercedes Castillo filed a notice of appeal from the Court’s orders (a) granting the Company’s motion for summary judgment; and (b) denying Castillo’s motion for leave to amend the complaint to add three new named plaintiffs. The Company’s responsive brief is due by April 23, 2003 and plaintiff’s reply brief is due by May 12, 2003. The Company intends to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 6, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of retirement plans that purchased variable annuities from NLIC to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the funds originally included in the plaintiff’s annuities with “inferior” funds because the new funds purportedly paid higher fees to the Company. The amended complaint seeks disgorgement of the fees allegedly received by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney’s fees. On December 3, 2001, the plaintiffs filed a motion for class certification. The Company is opposing that motion. The Company’s Motion to Dismiss was denied on September 11, 2002. On January 14, 2003, plaintiffs filed a motion to file a second amended complaint and the motion was granted on February 21, 2003. The second amended complaint removes the claims asserted against the Company concerning a violation of ERISA through the replacement of many of the funds originally included in the plaintiffs’ annuities with “inferior” funds that purportedly paid higher fees to the Company. The Company intends to defend this lawsuit vigorously.

In September 2000, Nationwide Retirement Solutions (NRS), the Company’s Public Sector retirement plan subsidiary, was named in a lawsuit filed in Kentucky federal court titled Monumental Life Insurance Company v. Nationwide Retirement Solutions. The plaintiff, a third party provider of universal and term life insurance products for NRS, claimed, among other things, that NRS had breached its contractual relationship with the plaintiff when NRS modified its business model for the Public Sector marketplace. On

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

February 20, 2003, the Court reached a verdict in this case, finding against NRS and awarding the plaintiff $28.0 million in damages. On March 10, 2003, NRS filed a post-trial motion for a new trial on the breach of contract claim and a judgment notwithstanding the verdict on the breach of fiduciary claim, including in the alternative a request for a new trial.

NLICA is a defendant in a class action originally filed on or about January 11, 1999 entitled Butler v. Provident Mutual Life Insurance Company. That class action is pending in the Court of Common Pleas, Philadelphia County, Pennsylvania (January Term 1999, Docket No. 780). That class action challenged the plan of Provident to convert from a mutual life insurance company into a stock life insurance company owned by a mutual holding company. After the Court entered an order on September 16, 1999 enjoining the completion of this plan without further disclosures to policyholders, the plaintiffs filed an amended complaint in the Summer of 2002 demanding that Provident consummate a proposed sponsored demutualization with the Company.

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

The parties to the Butler and Smith cases entered into a stipulation of settlement dated October 9, 2002 and the Court granted preliminary approval of that settlement on October 10, 2002. Under that stipulation of settlement, the parties have agreed to a resolution of all the class and derivative claims asserted in both actions. The Court held a fairness hearing on the settlement on December 17, 2002.

There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2002 no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART II

ITEM 5    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Class A Common Stock of NFS is traded on the New York Stock Exchange under the symbol “NFS.” As of March 10, 2003, NFS had approximately 172,702 registered shareholders of Class A Common Stock.

There is no established public trading market for the Company’s Class B Common Stock. All 95,633,767 shares of Class B Common Stock are owned by Nationwide Corp.

Information regarding the high and low sales prices of NFS Class A Common Stock and cash dividends declared on such shares, as required by this item, is set forth in the following table:

	Quarter
Quarter Ended	High	Low	Close	Dividends

March 31, 2002	$44.35	$38.90	$42.60	$0.12
June 30, 2002	$45.65	$37.32	$39.50	$0.13
September 30, 2002	$40.60	$25.06	$26.70	$0.13
December 31, 2002	$30.50	$21.80	$28.65	$0.13

March 31, 2001	$47.94	$33.10	$37.98	$0.12
June 30, 2001	$46.76	$35.66	$43.65	$0.12
September 30, 2001	$47.40	$35.00	$37.18	$0.12
December 31, 2001	$41.60	$31.50	$41.46	$0.12

Information regarding restrictions on the ability of NFS’ insurance subsidiaries to pay dividends to NFS, as required by this item, is set forth under Part I, Item 1—Business—Regulation—Regulation of Dividends and Other Payments from Insurance Subsidiaries and in note 18 to the Company’s consolidated financial statements included in the F pages of this report.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ITEM 6    SELECTED CONSOLIDATED FINANCIAL DATA

FIVE-YEAR SUMMARY

	Years ended December 31,

(in millions, except per share amounts)	2002	2001	2000	1999	1998

Results of operations:
Revenues
Policy charges	$1,028.4	$1,019.1	$1,092.2	$895.6	$698.9
Life insurance premiums	302.3	251.1	240.0	220.8	200.0
Net investment income	1,918.8	1,736.8	1,661.9	1,525.6	1,485.3
Net realized (losses) gains on investments, hedging instruments and hedged items:
Unrelated parties	(111.5)	(57.5)	(24.9)	(11.0)	17.9
Related parties	23.2	44.4	-	-	-
Other	126.6	76.6	81.7	63.7	35.7

Total revenues	3,287.8	3,070.5	3,050.9	2,694.7	2,437.8

Benefits and expenses
Interest credited and other benefits	1,714.1	1,570.3	1,470.0	1,349.2	1,284.4
Interest expense on debt and trust securities	76.8	54.9	48.5	47.2	35.1
Other operating expenses	1,363.4	877.1	910.0	745.7	625.6

Total benefits and expenses	3,154.3	2,502.3	2,428.5	2,142.1	1,945.1

Income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	133.5	568.2	622.4	552.6	492.7
Federal income taxes	(7.3)	143.9	187.3	183.0	168.2

Income from continuing operations before cumulative effect of adoption of accounting principles	140.8	424.3	435.1	369.6	324.5
Discontinued operations, net of tax	3.4	(4.4)	(0.2)	11.7	7.9
Cumulative effect of adoption of accounting principles, net of tax	-	(7.1)	-	-	-

Net income	$144.2	$412.8	$434.9	$381.3	$332.4

Net income per common share
Basic	$1.06	$3.20	$3.38	$2.96	$2.58
Diluted	$1.06	$3.20	$3.38	$2.96	$2.58
Cash dividends declared per common share	$0.51	$0.48	$0.46	$0.38	$0.30

Weighted average common shares outstanding
Basic	132.4	128.9	128.7	128.5	128.5
Diluted	132.6	129.2	128.9	128.6	128.6

OTHER DATA
Reconciliation of net income to net operating income[2]:
Net income	$144.2	$412.8	$434.9	$381.3	$332.4
Realized losses (gains) on investments, hedging instruments and hedged items, excluding securitizations, net of tax	57.5	9.7	16.1	7.0	(11.7)
Discontinued operations, net of tax	(3.4)	4.4	0.2	(11.7)	(7.9)
Cumulative effect of adoption of accounting principles, net of tax	-	7.1	-	-	-

Net operating income	$198.3	$434.0	$451.2	$376.6	$312.8

Net operating return on average equity[1]	6.0%	13.8%	16.7%	16.1%	15.4%

[1] Based on net operating income and excluding accumulated other comprehensive income.

[2] See “Other Data” included in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional disclosure on net operating income.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FIVE YEAR SUMMARY, CONTINUED

	As of December 31,

(in millions, except per share amounts)	2002	2001	2000	1999	1998

Summary of financial position:
Total invested assets	$39,132.5	$27,814.4	$23,359.2	$22,587.9	$20,940.5
Deferred policy acquisition costs	3,026.9	3,213.7	2,872.7	2,555.8	2,022.3
Other assets	3,052.6	1,286.1	977.9	755.0	772.6
Separate account assets	50,348.3	59,646.7	65,968.8	67,155.3	50,935.8

Total assets	$95,560.3	$91,960.9	$93,178.6	$93,054.0	$74,671.2

Policy reserves	$36,274.3	$25,491.6	$22,243.3	$21,868.3	$19,772.2
Other liabilities	3,294.1	2,382.3	1,251.9	944.9	917.3
Short-term debt	2.7	100.0	118.7	-	-
Long-term debt	897.6	597.0	298.4	298.4	298.4
Separate account liabilities	50,348.3	59,646.7	65,968.8	67,155.3	50,935.8

Total liabilities	90,817.0	88,217.6	89,881.1	90,266.9	71,923.7

NFS-obligated mandatorily redeemable capital and preferred securities of subsidiary trusts	300.0	300.0	300.0	300.0	300.0
Shareholders’ equity	4,443.3	3,443.3	2,997.5	2,487.1	2,447.5

Total liabilities and shareholders’ equity	$95,560.3	$91,960.9	$93,178.6	$93,054.0	$74,671.2

Book value per common share	$29.25	$26.71	$23.29	$19.35	$19.04

Customer funds managed and administered:
Individual annuity	$40,896.5	$42,186.7	$43,694.9	$44,023.7	$35,315.2
Institutional products	49,798.4	50,417.3	47,154.0	48,321.7	38,582.0
Life insurance	12,158.9	8,099.2	7,225.5	5,913.8	4,613.4

Total	$102,853.8	$100,703.2	$98,074.4	$98,259.2	$78,510.6

	Years ended December 31,

(in millions)	2002	2001	2000	1999	1998

Pre-tax operating income by business segment[1]:
Individual annuity	$(118.9)	$227.2	$276.3	$254.4	$230.2
Institutional products	207.0	209.4	224.6	201.5	164.8
Life insurance	186.7	189.7	161.1	122.7	88.8
Corporate	(53.0)	(43.1)	(14.7)	(15.0)	(9.0)

Total	$221.8	$583.2	$647.3	$563.6	$474.8

Sales by business segment[2]:
Individual annuity	$7,330.3	$7,625.6	$7,338.7	$6,392.3	$6,140.2
Institutional products	7,424.7	6,985.7	7,392.2	6,645.6	5,461.8
Life insurance	1,543.3	1,540.6	1,530.2	1,095.9	653.2

Total	$16,298.3	$16,151.9	$16,261.1	$14,133.8	$12,255.2

[1] See “Other Data” included in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional disclosure on pre-tax operating income.

[2] See “Sales Information” included in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional disclosure on sales.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ITEM 7    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (MD&A) of Nationwide Financial Services, Inc. and its subsidiaries (NFS or collectively, the Company) for the three years ended December 31, 2002 follows. This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes beginning on page F-1 of this report.

NFS is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of Nationwide, including Nationwide Life Insurance Company of America (NLICA, or Nationwide Provident together with its subsidiaries), effective October 1, 2002. The Company is a leading provider of long-term savings and retirement products in the United States of America. The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans and other investment products sold to institutions, and life insurance. As a result of its initial public offering in March 1997 and subsequent stock related transactions since that date, including the issuance of 31.8 million shares in connection with the acquisition of Nationwide Provident, NFS is 37.0% publicly owned, with the remainder owned by Nationwide Corporation (Nationwide Corp.), which is a majority-owned subsidiary of Nationwide Mutual Insurance Company (NMIC).

FORWARD-LOOKING STATEMENTS

Management’s discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities: (i) change in Nationwide Corp.’s control of the Company through its beneficial ownership of approximately 94.4% of the combined voting power of all the outstanding common stock and approximately 63.0% of the economic interest in the Company; (ii) NFS’ primary reliance, as a holding company, on dividends from its subsidiaries to meet debt service obligations and the applicable regulatory restrictions on the ability of NFS’ subsidiaries to pay such dividends; (iii) the potential impact on the Company’s reported consolidated net income that could result from the adoption of certain accounting standards issued by the Financial Accounting Standards Board (FASB) or other standard-setting bodies; (iv) tax law changes impacting the tax treatment of life insurance and investment products; (v) repeal of the federal estate tax; (vi) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (vii) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (viii) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (ix) inability to carry out marketing and sales plans, including, among others, development of new products and/or changes to certain existing products and acceptance of the new and/or revised products in the market; (x) changes in interest rates and the stock markets causing a reduction of investment income and/or asset fees, an acceleration of the amortization of deferred policy acquisition costs (DAC), reduction in the value of the Company’s investment portfolio or separate account assets, or a reduction in the demand for the Company’s products; (xi) general economic and business conditions which are less favorable than expected; (xii) competitive, regulatory or tax changes that affect the cost of, or demand for the Company’s products; (xiii) unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations; (xiv) deviations from assumptions regarding future persistency, mortality,

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

morbidity and interest rates used in calculating reserve amounts and in pricing the Company’s products; (xv) failure to successfully integrate Nationwide Provident into NFS; and (xvi) adverse litigation results or resolution of litigation and/or arbitration.

BUSINESS OUTLOOK

As part of the Company’s disclosure procedures, the Company has incorporated a business outlook section as a part of its quarterly earnings release, conference call and MD&A. As such, the following statements, which were published on February 3, 2003 as part of the Company’s earnings release, are forward-looking, based on business conditions that existed as of December 31, 2002. Due to the inherent difficulty in forecasting changes in interest rates, short-term performance of the equity markets, as measured by the S&P 500 Index, and the related performance of the Company’s separate account assets, the information provided below incorporates a range of possible results that are intended to illustrate the sensitivity of the Company’s revenue and earnings to the ultimate performance of the equity markets. To the extent that actual interest rates and equity market performance varies from that assumed in the illustration below, actual results will vary accordingly.

•	Interest spreads should be in a range 160 to 165 basis points in the individual annuity segment and 170 to 175 basis points in the institutional products segment.
•	For the full year 2003, should the equity markets and the related performance of our separate account assets achieve a return of 0 to 2 percent per quarter for the full year and interest spreads perform as noted above, net operating income per diluted share should be within a range of $2.75 to $2.95.
•	Utilizing the same equity market assumptions noted above, revenue growth should be within a range of 18 to 20 percent and return on equity should be within a range of 10 to 11 percent for the full year 2003.

The Company’s ability to meet the indicated outlook is subject to the factors described in the introduction section immediately above.

Toward the end of each quarter, the Company has a “quiet period” when it no longer publishes or updates its current outlook and Company representatives will not comment concerning the Company’s financial results or expectations. The quiet period will extend until the day when the Company’s next earnings release is published. Prior to the start of the next quiet period, April 7, 2003, investors can continue to rely on the earnings release and Web site as still being the Company’s current expectations on matters covered, unless the Company publishes a notice stating otherwise.

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

The most critical estimates include those used in determining DAC for investment products and universal life insurance products, the value of business acquired (VOBA), impairment losses on investments, valuation allowances for mortgage loans on real estate and federal income taxes.

See note 2 to the consolidated financial statements included in the F pages of this report for a discussion of the Company’s significant accounting policies, including recently issued accounting pronouncements. In addition, the following discussion of modified coinsurance arrangements relates to tentative guidance that could affect the Company’s accounting, if finalized. Although disclosure of the impact of proposed guidance issued by standard-setting bodies is not appropriate in the footnotes to

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

financial statements issued in accordance with accounting principles generally accepted in the United States of America (GAAP), it is included herein as this tentative guidance is related solely to the Company’s industry and could change the accounting for such arrangements in the future.

On February 3, 2003 the FASB’s Derivatives Implementation Group issued tentative guidance related to the bifurcation of an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from a modified coinsurance arrangement (DIG B36). Paragraph 12.a. of FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) indicates that an embedded derivative must be separated from the host contract if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 indicates that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. Status of the guidance provided in DIG B36 related to modified coinsurance arrangements will remain tentative until it is formally cleared by the FASB and incorporated in an FASB staff implementation guide, which is contingent upon an amendment of SFAS 133 being issued. As such, the Company is still evaluating the impact that this guidance may have on its financial results. The total amount of reserves that the Company holds under modified coinsurance arrangements is $739.7 million.

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

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges, less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in note 2(b) to the consolidated financial statements included in the F pages to this report.

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

Changes in assumptions can have a significant impact on the amount of DAC reported for investment products and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense (DAC unlocking), which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

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

For other investment products and universal life insurance products, DAC is set each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently in the consolidated financial statements.

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

Therefore, the Company recorded an acceleration of DAC amortization totaling $347.1 million before tax, or $225.6 million, net of $121.5 million of federal income tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Annuity—$213.4 million, Institutional Products—$7.8 million and Life Insurance—$4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC for investment products and variable universal life insurance products. The most significant assumption changes were the resetting of the Company’s anchor date for reversion to the mean calculations to September 30, 2002, resetting the assumption for net separate account growth to 8 percent during the three-year reversion period for all investment products and variable life insurance products and increasing future lapses and costs related to guaranteed minimum death benefits (GMDB) on individual variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

VALUE OF BUSINESS ACQUIRED

As a result of the acquisition of Nationwide Provident (see note 3 to the consolidated financial statements included in the F pages of this report) and the application of purchase accounting, the Company reports an intangible asset representing VOBA.

VOBA reflects the estimated fair value of the business in-force and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts existing as of the closing date of the Nationwide Provident acquisition. The value assigned to VOBA is supported by an independent valuation study that was commissioned by the Company and executed by a team of qualified valuation experts, including actuarial consultants. The expected future cash flows used in determining such value were based on actuarially determined projections, by each major line of business, of future policy and contract charges, premiums, mortality and morbidity, separate

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

account performance, surrenders, changes in reserves, operating expenses, investment income and other factors. These projections took into account all known or expected factors at the valuation date, based on the judgment of management. The actual experience on purchased business may vary from projections due to differences in renewal premiums, investment spreads, investment gains or losses, mortality and morbidity costs, or other factors.

Amortization of VOBA occurs with interest over the anticipated lives of the major lines of business (ranging from 13 to 30 years) in relation to estimated gross profits, gross margins or premiums, as appropriate. If estimated gross profits, gross margins or premiums differ from expectations, the amortization of VOBA is adjusted on a retrospective or prospective basis, as appropriate. The VOBA asset related to investment products and universal life insurance products is also adjusted for the impact of net unrealized gains and losses on securities available-for-sale had such gains and losses been realized and allocated to the product lines. As described in note 2(b) to the consolidated financial statements included in the F pages of this report, each year, the recoverability of VOBA is evaluated and if the evaluation indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business acquired, is insufficient to recover VOBA, the difference is charged to expense as accelerated amortization of VOBA.

IMPAIRMENT LOSSES ON INVESTMENTS

Management regularly reviews its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security’s fair value has been below amortized cost/cost, and by how much, specific credit issues related to the issuer and current economic conditions. Also, the Company estimates the cash flows over the life of purchased beneficial interests in securitized financial assets. Based on current information and events, if the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized and the purchased beneficial interest is written down to fair value. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

RESULTS OF OPERATIONS

REVENUES

Total operating revenues, which exclude net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items increased $290.6 million, or 9%, to $3.38 billion in 2002 compared to $3.09 billion in 2001. Operating revenue growth was fueled by the completion of the Nationwide Provident acquisition, which added $158.2 million of operating revenues in the fourth quarter of 2002. In addition to Nationwide Provident, the growth in operating revenues in 2002 was primarily driven by an increase in net investment income as a result of continued growth in interest spread-based businesses, which offset lower policy charges due to depressed equity markets. Operating revenues in 2001 were up 0.3% from $3.08 billion reported in 2000, with growth in net investment income offsetting lower policy charges.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Policy charges for each of the last three years consisted of the following:

(in millions)	2002	2001	2000

Asset fees	$550.6	$615.3	$715.4
Cost of insurance charges	266.6	201.9	156.5
Administrative fees	125.7	129.0	134.2
Surrender fees	85.5	72.9	86.1

Total policy charges	$1,028.4	$1,019.1	$1,092.2

The declines in asset fees reflect decreases in total average separate account assets of $6.11 billion (10%) and $9.08 billion (13%) in 2002 and 2001, respectively. The decrease in average separate account values over the past two years was fueled by market depreciation on investment options underlying variable annuity and investment life insurance products as a result of the sharp declines in the equity markets.

Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy’s death benefit minus the related policyholder account value. The amount charged is based on the insured’s age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to corporate and individual investment life insurance reflecting the addition of Nationwide Provident, new sales, favorable persistency on policies sold in prior periods, and equity market declines which lowered policyholder account values. The net amount at risk related to corporate and individual investment life insurance grew to $57.65 billion, including $21.50 billion for Nationwide Provident, at the end of 2002 compared to $32.93 billion and $28.28 billion at the end of 2001 and 2000, respectively.

Surrender fees increased in 2002 compared to a year ago primarily due to higher lapse activity in individual variable annuities and investment life insurance products as a result of the sustained decline in the equity markets and the competitive environment in the marketplace. Lower surrender charges in 2001 compared to 2000 were the result of the successful implementation of customer retention programs in the individual variable annuity business during the year.

Net investment income includes the investment income earned on investments supporting fixed annuities, the medium-term note program and certain life insurance products as well as invested assets not allocated to product segments, net of related investment expenses. Net investment income totaled $1.92 billion in 2002 compared to $1.74 billion and $1.66 billion in 2001 and 2000, respectively. These increases were primarily due to increased invested assets supporting growth in individual fixed annuity, medium-term notes and fixed life insurance policy reserves, partially offset by lower yields due to declining market interest rates. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. General account reserves supporting these products grew by $10.78 billion and $3.25 billion in 2002 and 2001, respectively, and totaled $36.27 billion as of December 31, 2002. The growth in general account reserves reflects the addition of Nationwide Provident and increased customer preference for fixed products in light of declining and volatile equity markets. In addition, the growth reflects the Company’s commitment to strengthen its distribution and service capabilities for fixed products. The changes in net investment income were also impacted by average yields on investments, which decreased by 81 basis points and 52 basis points in 2002 and 2001, respectively, as a result of lower market interest rates.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

Losses from other-than-temporary impairments were $124.2 million in 2002, compared to $80.7 million in 2001 and $15.4 million in 2000. Included in the 2002 losses were $22.5 million related to WorldCom, Inc., and 2001 losses included $25.9 million related to fixed maturity securities issued by Enron and affiliated entities. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $35.9 million in 2002 compared to $67.6 million of net gains in 2001 and net losses of $9.5 million in 2000, including gains of $23.2 million and $44.4 million in 2002 and 2001, respectively, related to the two-step sale of a real estate limited partnership to related parties, as described in note 19 to the consolidated financial statements included in the F pages of this report.

Other income includes management fees, commissions and other income earned by subsidiaries of the Company that provide administration, marketing and distribution services. The increase in other income in 2002 reflects an increase in the number of Private Sector pension plans sold through Nationwide Trust Company, FSB and the acquisition of Nationwide Provident. In addition, 2002 results include the results of TBG Insurance Services Corporation, d/b/a TBG Financial (TBG Financial) beginning May 31, 2002 resulting from an increased ownership position by the Company.

BENEFITS AND EXPENSES

Interest credited to policyholder account values totaled $1.28 billion in 2002 compared to $1.25 billion in 2001 and $1.18 billion in 2000 and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s medium-term note program and certain life insurance products. The growth in interest credited over the past two years reflects the increase in policy reserves for these products, partially offset by lower crediting rates in response to lower market interest rates. Crediting rates in the Individual Annuity segment have declined in 2002 and new crediting rates for most products are at, or near, contractual minimums, while in 2001, crediting rates remained flat despite declining market interest rates, reflecting competitive market conditions.

Other benefits and claims include policyholder benefits in excess of policyholder account balances for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. An increase in other benefits and claims in 2002 compared to a year ago reflects higher levels of GMDB claims from individual variable annuity products and additional life insurance benefits reflecting the addition of Nationwide Provident and growth in life insurance in-force. The growth in 2001 reflects additional life insurance claims primarily as a result of growth in life insurance in-force.

Policyholder dividends on participating policies reflect an increase in 2002 due to the addition of Nationwide Provident, which historically sold a significant amount of participating life insurance.

The substantial increase in DAC amortization in 2002 compared to a year ago reflects an acceleration of DAC amortization recorded in the third quarter of 2002. As part of the regular quarterly analysis of DAC, at the end of the third quarter of 2002, the Company determined that using actual experience to date and assumptions consistent with those used in the second quarter of 2002, its individual variable annuity DAC balance would be outside a pre-set parameter of acceptable results. The Company also determined that it was not reasonably possible that the DAC would return to an amount within the acceptable parameter within a prescribed period of time. Accordingly, the Company unlocked its DAC assumptions for individual variable annuities and reduced the DAC asset to the amount calculated using the revised assumptions. Because the Company unlocked the net separate account growth rate assumption for individual variable

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

annuities for the three-year reversion period, the Company unlocked that assumption for all investment products and variable universal life insurance products to be consistent across product lines.

Therefore, the Company recorded an acceleration of DAC amortization totaling $347.1 million, before tax, or $225.6 million, net of $121.5 million of tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Annuity—$213.4 million, Institutional Products—$7.8 million and Life Insurance—$4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC for investment products and variable universal life insurance products. The most significant assumption changes were the resetting of the Company’s anchor date for reversion to the mean calculations to September 30, 2002, resetting the assumption for net separate account growth to 8 percent during the three-year reversion period for all investment products and variable life insurance products and increasing future lapses and costs related to GMDB on individual variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

The additional interest expense in 2002 reflects the November 2001 and June 2002 senior note offerings, partially offset by lower utilization of commercial paper borrowings.

Operating expenses were $670.1 million in 2002, a 27% increase from 2001 operating expenses of $529.0 million. Operating expenses were $558.4 million in 2000. The increase in 2002 reflects the inclusion of TBG Financial and Nationwide Provident beginning May 31, 2002 and October 1, 2002, respectively, a growing customer base, increased employee benefit costs, increased litigation costs on existing cases and increased spending on projects focused on improving producer and customer support. The 5% decrease in 2001 compared to 2000 reflects the Company’s commitment to aggressive expense management in response to declining revenues and lower sales as a result of declining and volatile equity markets and a slowing economy throughout the year.

Federal income tax benefit was $7.3 million representing an effective tax rate of (5.5)% for 2002. Federal income tax expense in 2001 and 2000 was $143.9 million and $187.3 million, respectively, representing effective rates of 25.3% and 30.1%. The tax benefit of $121.5 million associated with the $347.1 million of accelerated DAC amortization in third quarter of 2002 was calculated at the U.S. federal corporate income tax rate of 35%. Excluding the accelerated DAC amortization and related tax benefit, the effective tax rate for 2002 was 23.8%, which is lower than 2001 due to an increase in tax credits from affordable housing partnership investments and the elimination of non-deductible goodwill amortization expense in 2002, partially offset by lower tax-exempt income. An increase in tax-exempt income and tax credits, including credits from affordable housing partnership investments, resulted in the decrease in 2001.

DISCONTINUED OPERATIONS

On June 28, 2002 NFS completed a transaction with Nationwide Corp. to exchange all of the shares of common stock of Gartmore Global Investments, Inc. (GGI), a majority owned subsidiary, that NFS held for shares of NFS common stock held by Nationwide Corp. GGI comprised NFS’ asset management operations. NFS also exchanged all of the shares of common stock of Nationwide Securities, Inc. (NSI), an indirect wholly owned broker/dealer subsidiary, for shares of NFS’ common stock held by Nationwide Corp.

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

Income from discontinued operations, net of tax, in 2002 was $3.4 million compared to losses of $4.4 million and $0.2 million in 2001 and 2000, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

OTHER DATA

The Company analyzes operating performance using non-GAAP financial measures called pre-tax operating income and net operating income. The Company calculates pre-tax operating income by adjusting income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles to exclude net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items. The Company calculates net operating income by adjusting net income to exclude net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles, all net of tax. Pre-tax operating income, net operating income or similar measures are commonly used in the insurance industry as a measure of ongoing earnings performance.

The excluded items are important in understanding the Company’s overall results of operations. Pre-tax operating income or net operating income should not be viewed as substitutes for income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles or net income determined in accordance with GAAP, and it should be noted that the Company’s definition of these non-GAAP financial measures may differ from that used by other companies. The Company believes that the presentation of these non-GAAP financial measures as they are measured for management purposes enhances the understanding of the Company’s results of operations by highlighting the results from ongoing operations, on a pre- and post-tax basis, and the underlying profitability factors of the Company’s business. The Company excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, net of tax, from these non-GAAP financial measures because such items are often the result of a single non-recurring event which may or may not be at the Company’s discretion. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of the Company’s business. The Company also excludes discontinued operations and the cumulative effect of adoption of accounting principles from net operating income, as such adjustments are not reflective of the ongoing operations of the Company’s business.

The following table reconciles the Company’s reported income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles to pre-tax operating income for each of the last three years.

(in millions)	2002	2001	2000

Income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	$133.5	$568.2	$622.4
Net realized losses on investments, hedging instruments and hedged items, (excluding net realized gains and losses related to securitizations)	88.3	15.0	24.9

Pre-tax operating income	$221.8	$583.2	$647.3

The following table reconciles the Company’s reported net income to net operating income for each of the last three years.

(in millions)	2002	2001	2000

Net income	$144.2	$412.8	$434.9
Net realized losses on investments, hedging instruments and hedged items, net of tax (excluding net realized gains and losses related to securitizations)	57.5	9.7	16.1
Discontinued operations, net of taxes	(3.4)	4.4	0.2
Cumulative effect of adoption of accounting principles, net of tax	-	7.1	-

Net operating income	$198.3	$434.0	$451.2

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SALES INFORMATION

The Company regularly monitors and reports a non-GAAP financial measure titled sales. Sales or similar measures are commonly used in the insurance industry as a measure of business generated in the period. The Company has not provided a reconciliation of sales to a comparative GAAP financial measure because it does not believe there is a similar GAAP financial measure as it relates to its industry, as described below.

Sales should not be viewed as a substitute for revenues determined in accordance with GAAP, and the Company’s definition of sales might differ from that used by other companies. Sales generate customer funds managed and administered, which ultimately drive revenues. Sales are primarily comprised of statutory premiums and deposits on individual and group annuities and life insurance products sold to a diverse customer base. Statutory premiums and deposits are calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and then adjusted to arrive at sales. Sales also include deposits on administration-only group pension plans. Revenues are generated from both current and previous sales that are in-force during part of the reporting period and are reported as policy charges, life insurance premiums, net investment income and other revenues. Because revenues are generated primarily based on charges against the in-force or surrendering contracts based on a fraction of the value of the contract and sales relate primarily to the amount of premiums and deposits received in a period, the Company does not believe a reconciliation of these amounts would be meaningful.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Sales by product and segment for each of the last three years were as follows:

(in millions)	2002	2001	2000

The BEST of AMERICA products	$3,824.7	$4,190.3	$5,586.6
Private label annuities	795.3	1,398.3	998.7
Nationwide Provident and other	2.5	2.8	90.9

Total individual variable annuity sales	4,622.5	5,591.4	6,676.2

Deferred fixed annuities	2,574.8	1,906.4	534.8
Income products	133.0	127.8	127.7

Total individual fixed annuity sales	2,707.8	2,034.2	662.5

Total individual annuity sales	$7,330.3	$7,625.6	$7,338.7

The BEST of AMERICA annuity products	$2,611.2	$3,067.6	$3,931.4
The BEST of AMERICA trust products	1,617.0	834.9	482.4
The 401(k) Company	472.5	403.7	359.6
Nationwide Provident products	95.4	-	-
Other	46.8	56.9	47.3

Total private sector pension plan sales	4,842.9	4,363.1	4,820.7

IRC Section 457 annuities	1,375.6	1,521.2	2,148.8
Administration-only agreements	1,206.2	1,101.4	422.7

Total public sector pension plan sales	2,581.8	2,622.6	2,571.5

Total institutional products sales	$7,424.7	$6,985.7	$7,392.2

The BEST of AMERICA variable life series	$518.2	$552.4	$573.4
Nationwide Provident variable life products	68.6	-	-
Corporate-owned life insurance (COLI)	657.5	742.3	711.4
Traditional/Universal life insurance	299.0	245.9	245.4

Total life insurance sales	$1,543.3	$1,540.6	$1,530.2

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators and life insurance specialists. Representatives of the Company who market products directly to a customer base include Nationwide Retirement Solutions, The 401(k) Company and Nationwide Provident agents. The Company also distributes products through the agency distribution force of its ultimate parent, NMIC.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Sales by distribution channel for each of the last three years are summarized as follows:

(in millions)	2002	2001	2000

Non-affiliated:
Independent broker/dealers	$4,339.6	$4,547.7	$6,012.2
Financial institutions	4,180.6	3,577.1	3,093.5
Wirehouse and regional firms	2,204.8	2,454.7	1,471.7
Pension plan administrators	747.4	1,018.3	1,045.6
Life insurance specialists[1]	657.5	742.4	711.4
Affiliated:
Nationwide Retirement Solutions	2,633.1	2,693.2	2,751.3
Nationwide agents	736.7	714.8	815.8
The 401(k) Company	472.5	403.7	359.6
Nationwide Provident	326.1	-	-

Total sales	$16,298.3	$16,151.9	$16,261.1

[1]	Includes sales generated by TBG Financial, a majority owned subsidiary.

The 5% decrease in sales in the independent broker/dealer channel in 2002 reflects primarily lower demand for variable annuities and variable life insurance in light of depressed equity markets, partially offset by growth in sales of Private Sector pension plans. Total sales through this channel were down 24% in 2001, reflecting lower demand for variable annuities due to declining and volatile equity markets. Also contributing to the decline in 2001 were lower Private Sector group pension sales due to decreases in the average takeover case size reflecting the depressed equity markets and number of new plans sold in light of the economic slowdown.

Sales through financial institutions grew 17% in 2002, driven mainly by increased fixed annuity and pension sales, partially offset by lower production of variable annuities. Sales in 2001 grew 16% due primarily to the appointment of new distributors in the bank channel who sell fixed annuity products and a shift in customer preference in 2001 to fixed annuity products in light of the declining and volatile equity markets.

Sales through wirehouse and regional firms decreased 10% in 2002 to $2.20 billion compared to $2.45 billion in 2001, primarily reflecting lower sales from the Waddell & Reed Financial, Inc. relationship, partially offset by growth from other firms. Sales in this channel in 2001 increased 67% over 2000 due primarily to higher sales following the launch of the Waddell & Reed Financial, Inc. relationship, which generated $1.04 billion of sales in 2001.

Sales through pension plan administrators dropped 27% and 3% in 2002 and 2001, respectively. As the Company’s Private Sector pension business model continues to evolve, direct production through this channel is not expected to grow, as more new business opportunities are being created in conjunction or partnership with the independent broker/dealers, wirehouse and regional firms and financial institutions relationships.

The 11% decrease in sales through life insurance specialists in 2002 reflects a weakness in COLI sales being negatively impacted by the sluggish equity markets, the weak economy, unfavorable press regarding COLI and executive deferred compensation plans and proposed legislation which would adversely impact the tax benefits of COLI. Sales for 2001 grew 4% over 2000 and reflect continued growth in renewal premiums, offset by a sharp decline in first-year premiums, as the depressed economic conditions reduced demand for new executive benefit plans.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

BUSINESS SEGMENTS

The Company has three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

The following table summarizes pre-tax operating income (loss) for the Company’s business segments for each of the last three years.

(in millions)	2002	2001	2000

Individual Annuity	$(118.9)	$227.2	$276.3
Institutional Products	207.0	209.4	224.6
Life Insurance	186.7	189.7	161.1
Corporate	(53.0)	(43.1)	(14.7)

Pre-tax operating income[1]	$221.8	$583.2	$647.3

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

INDIVIDUAL ANNUITY

The Individual Annuity segment consists of individual The BEST of AMERICA and private label deferred variable annuity products, deferred fixed annuity products and income products. Also included in this segment are Nationwide Provident’s individual annuity products, reflecting business in-force on the date of acquisition, October 1, 2002. New business sold by Nationwide Provident agents is in the form of the Company’s individual The BEST of AMERICA products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The following table summarizes certain selected financial data for the Company’s Individual Annuity segment for the years indicated.

(in millions)	2002	2001	2000

Income Statement Data
Revenues:
Policy charges	$463.3	$496.9	$574.0
Net investment income	702.3	543.9	486.2
Premiums on immediate annuities	69.4	60.9	52.7

Total revenues	1,235.0	1,101.7	1,112.9

Benefits and expenses:
Interest credited to policyholder account values	531.6	443.3	397.9
Other benefits	99.3	68.1	54.0
Amortization of DAC and VOBA	535.0	220.2	238.2
Other operating expenses	188.0	142.9	146.5

Total benefits and expenses	1,353.9	874.5	836.6

Pre-tax operating (loss) income	$(118.9)	$227.2	$276.3

Other Data
Sales:
Individual variable annuities	$4,622.5	$5,591.4	$6,676.2
Individual fixed annuities	2,707.8	2,034.2	662.5

Total individual annuity sales	$7,330.3	$7,625.6	$7,338.7

Average account values:
Separate account	$30,091.0	$33,560.7	$38,016.1
General account	10,793.7	7,709.7	6,942.9

Total average account balances	$40,884.7	$41,270.4	$44,959.0

Account values as of year end:
Individual variable annuities	$31,881.9	$36,345.7	$39,753.1
Individual fixed annuities	9,014.6	5,841.0	3,941.8

Total account values	$40,896.5	$42,186.7	$43,694.9

GMDB—Net amount at risk, net of reinsurance	$3,028.6	$1,293.8	$179.6
Return on average allocated capital	(2.8)%	13.2%	20.1%
Pre-tax operating (loss) income to average account values	(0.29)%	0.55%	0.61%

Pre-tax operating loss totaled $118.9 million in 2002, compared to earnings of $227.2 million in 2001, which were down 18% from 2000. The loss in 2002 was primarily due to the acceleration of DAC amortization recorded in third quarter 2002, which totaled $328.3 million, as described in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Benefits and Expenses. Excluding the accelerated DAC amortization, pre-tax operating income decreased 8% in 2002. In both years, the decline in the equity markets pushed average separate account balances lower, thereby reducing policy charges and earnings. The decline in policy charges was partially offset by additional interest spread income generated by rapid growth in fixed annuities.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Asset fees were $378.6 million in 2002 down 10% from $421.9 million in 2001 and totaled $479.3 million in 2000. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees are primarily due to changes in the market value of the investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values decreased 10% in 2002 to $30.09 billion following a 12% decrease in 2001.

Surrender fees increased by $5.3 million to $61.2 million in 2002 compared to $55.9 million in 2001 and $75.4 million in 2000, primarily due to the competitive market place and sustained downturn in the equity markets. Lower surrender fees in 2001 were the result of the successful implementation of customer retention programs in the individual variable annuity business during the year. These programs were created as the heightened competitive environment in 2000 led to increased surrender activity and related fees.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

The following table depicts the interest spread on average general account values in the Individual Annuity segment for each of the last three years.

	2002	2001	2000

Net investment income	6.84%	7.62%	7.92%
Interest credited	4.93	5.75	5.73

Interest spread on average general account values	1.91%	1.87%	2.19%

Interest spreads on average general account values increased 4 basis points in 2002 compared to a year ago. The improvement was due to the Company’s ability to lower renewal crediting rates more quickly than investment portfolio rates have declined as a result of lower market interest rates. However, a one-year enhanced crediting rate special offered in the fourth quarter of 2002 coupled with new crediting rates at or near contractual minimum rates and a jump in prepayments of higher yielding investments will put pressure on interest spread on average general account values in 2003. A combination of a competitive environment, a sharp decline in interest rates and a by-product of the Company’s investment strategy contributed to the reduction in interest spreads in 2001 compared to 2000. As a strategic move to maintain market share, the Company did not lower crediting rates in the third quarter of 2001 as quickly as earned rates declined. In addition, throughout 2001, the Company had a significant increase in cash flows in the general account due to strong fixed annuity sales. As a result, at certain times throughout the year, cash positions were greater than targeted as the Company acquired appropriate long-term investments, putting pressure on spreads, especially given a declining interest rate environment. Declining interest rates in 2002 and 2001 resulted in a significant increase in mortgage loan and bond prepayment income, which added 7 and 8 basis points to the 2002 and 2001 interest spread, respectively, compared to 4 basis points in 2000.

Other benefits increased primarily due to higher levels of GMDB claims. GMDB exposure, as measured by the difference between the aggregate account value and death benefit due to the contract holder net of any reinsurance coverage, increased to $3.03 billion at the end of 2002 from $1.29 billion at the end of 2001. During 2002, the Company strengthened its reserve for GMDB claims by $10.5 million to meet the current estimate of future net GMDB claims in excess of fees. The Company’s reserve for GMDB claims totaled $13.7 million and $11.4 million as of December 31, 2002 and 2001, respectively.

Excluding the $328.3 million of accelerated DAC amortization in 2002, amortization of DAC and VOBA decreased 6% in 2002 following an 8% decrease in 2001, reflecting lower earnings in each year.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Operating expenses were $188.0 million in 2002, an increase of 32% over 2001. The increase reflects growth in the number of contracts in-force, an increase in employee benefit costs and projects focused on improving producer and customer support.

Account values ended 2002 at $40.90 billion, down $1.29 billion from the end of 2001 of $42.19 billion, which was down $1.51 billion from the end of 2000. The acquisition of Nationwide Provident added $1.58 billion of account values in 2002. Net flows, which consists of deposits less withdrawals, of $2.24 billion and $3.38 billion in 2002 and 2001, respectively, were offset by market depreciation of variable annuities of $4.85 billion and $4.52 billion in 2002 and 2001, respectively. The decrease in net flows is attributable to the decline in sales combined with an increase in variable annuity surrenders due to continued losses in the equity markets. Individual annuity sales, which exclude internal replacements, during 2002 were $7.33 billion, down 4% from $7.63 billion a year ago. The decline in sales is driven by sustained weakness in the equity markets, which had a negative impact on variable annuity demand. Variable annuity sales were $4.62 billion in 2002, down 17% compared to 2001. Sales of variable annuities were down 16% in 2001 compared to 2000. According to the Variable Annuity Research & Data Service (VARDS), the Company was ranked 8th in total variable annuity sales in 2002. Partially offsetting a decline in variable annuity sales was the strong appeal of fixed products to consumers, as fixed annuities sales reached a record $2.71 billion in 2002, a 33% increase from the $2.03 billion reported in 2001. Fixed annuity sales were up 207% in 2001 from 2000. The decline in the equity markets has fueled interest in fixed annuity sales across the industry. In addition, the Company has expanded the number of banks that sell the Company’s fixed products.

The decrease in return on average allocated capital in 2002 is a result of lower earnings on individual variable annuities, primarily due to the accelerated DAC amortization charge resulting from depressed equity markets. Excluding the $328.3 million of accelerated DAC amortization, return on average allocated capital in 2002 was 10.0%. The lower returns in 2002 and 2001 were driven by lower earnings from variable annuities due to the depressed equity markets and additional allocated capital to support growth in fixed annuities during 2002 and 2001.

Excluding the $328.3 million of accelerated DAC amortization in 2002, pre-tax operating income to average account values was 51 basis points. The lower returns in 2002 and 2001 were driven by lower earnings from variable annuities and lower interest spreads on average general account values in 2001. Also contributing to this decline was the Company’s inability to reduce its operating expenses as quickly as and in proportion to the decrease in policy charges due to declining equity markets.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The following table summarizes certain selected financial data for the Company’s Institutional Products segment for the years indicated.

(in millions)	2002	2001	2000

Income Statement Data
Revenues:
Policy charges	$174.1	$206.0	$251.6
Net investment income	807.0	847.8	828.8
Other	98.1	72.0	70.5

Total revenues	1,079.2	1,125.8	1,150.9

Benefits and expenses:
Interest credited to policyholder account values	556.0	627.8	628.8
Amortization of DAC and VOBA	53.4	47.6	49.2
Other operating expenses	262.8	241.0	248.3

Total benefits and expenses	872.2	916.4	926.3

Pre-tax operating income	$207.0	$209.4	$224.6

Other Data
Sales:
Private sector pension plans	$4,842.9	$4,363.1	$4,820.7
Public sector pension plans	2,581.8	2,622.6	2,571.5

Total institutional products sales	$7,424.7	$6,985.7	$7,392.2

Average account values:
Separate account	$19,505.3	$23,149.9	$27,806.7
General account	12,791.5	11,528.3	10,521.2
Administration-only	16,975.6	14,256.0	10,084.1

Total average account values	$49,272.4	$48,934.2	$48,412.0

Account values as of year end:
Private sector pension plans	$21,987.2	$21,213.0	$21,161.4
Public sector pension plans	23,537.6	26,076.2	24,364.9
Funding agreements backing medium-term notes	4,273.6	3,128.1	1,627.7

Total account values	$49,798.4	$50,417.3	$47,154.0

Return on average allocated capital	20.0%	20.9%	23.6%
Pre-tax operating income to average account values[1]	0.40%	0.42%	0.46%

[1]	Excludes pre-tax operating income from structured products.

Pre-tax operating income totaled $207.0 million in 2002, down 1% compared to 2001 pre-tax operating income of $209.4 million, which was down 7% from 2000. Results for 2002 include $12.0 million of accelerated DAC amortization, as described in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Benefits and Expenses. Excluding the accelerated DAC amortization, pre-tax operating income increased 5% due to growth in interest spread income and other income, which more than offset lower policy charges as a result of depressed equity markets and a shift in product mix to non-annuity products. Declining equity markets throughout the past two years has driven average separate account balances, policy charges and earnings lower. In addition, an intensively

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

competitive environment in the public sector market and a shift in product mix to more administration-only cases have resulted in reduced revenues and earnings.

Asset fees declined 14% to $151.5 million in 2002 compared to $176.8 million in 2001 and totaled $220.2 million in 2000. The declines were driven by a 16% decrease in average separate account assets in 2002 following a decrease of 17% in 2001 as a result of sustained downturns in the equity markets and a shift in product mix from annuities to administration-only products. The 2001 decline in other policy charges was a result of additional administration fees in 2000 from case terminations.

Despite growth in average general account values in 2002, net investment income has decreased compared to 2001, reflecting lower market interest rates in 2002 and the floating rate nature of many of the investments in this segment.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spreads vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors. Interest spread income was $31.0 million higher in 2002 compared to 2001, which was $20.0 million higher than 2000. The increases were driven by both higher average general account values and improved interest spread. The increase in average general account values was led by growth in the medium-term note program, where the Company issued $1.18 billion and $1.48 billion of notes in 2002 and 2001, respectively. The acquisition of Nationwide Provident and an increase in participants allocating assets to the fixed option of the Company’s retirement plan offerings also drove the increase in general account values in 2002.

The following table depicts the interest spread on average general account values in the Institutional Products segment for each of the last three years.

	2002	2001	2000

Net investment income	6.31%	7.35%	7.88%
Interest credited	4.35	5.44	5.98

Interest spread on average general account values	1.96%	1.91%	1.90%

Interest spread improved 5 basis points in 2002 compared to 2001 as the Company was able to lower crediting rates more quickly than the decrease in investment portfolio rates, which decreased due to lower market interest rates. Mortgage loan and bond prepayment income added 9 basis points to the 2002 interest spread, compared to 13 basis points and 4 basis points in 2001 and 2000, respectively. The additional prepayment income in 2001 offset the impact on spreads of higher than anticipated cash balances at times throughout 2001 and yields declining on new investments more quickly than crediting rates could be adjusted.

Other revenues include revenues from the Company’s administration-only products, including Private Sector pension plans offered by Nationwide Trust Company, FSB, and structured products transactions. The growth in 2002 reflects a shift in product mix to more administration-only contracts, as well as $7.9 million in fees from structured products transactions compared to $3.5 million in 2001.

Excluding the $12.0 million of accelerated DAC amortization in 2002, amortization of DAC and VOBA decreased 13% in 2002, following a 3% decrease in 2001, reflecting lower revenue and earnings from group annuity contracts.

Other operating expenses in 2002 increased 9%, compared to a 3% decrease in 2001. The increase in 2002 reflects the growth in the number of cases being administered and an increase in employee benefit costs. The decrease in 2001 reflects the Company’s commitment to aggressively manage expenses in

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

response to declining revenues and lower sales as a result of declining and volatile equity markets and a slowing economy throughout the year.

Account values ended 2002 at $49.80 billion, down $618.9 million from $50.42 billion at the end of 2001, which were up 7% compared to $47.15 billion at the end of 2000. The impact of market depreciation resulting from depressed equity markets in both 2001 and 2002 was partially offset by the addition of the California Savings Plus Program in 2001 which added $4.77 billion in administration-only account values, the acquisition of Nationwide Provident in 2002 which added $1.53 billion in account values, and new issues of medium-term notes in both years. Net flows, which consists of deposits less withdrawals, were $1.43 billion in 2002, compared to $1.76 billion and $1.95 billion in 2001 and 2000, respectively. Private Sector sales were up 11% in 2002 with new relationships and the addition of Nationwide Provident contributing to the growth. Private Sector sales were down 9% in 2001, reflecting a decrease in average takeover case size due to the depressed equity markets and an 11% decline in the number of new plans sold in light of the economic slowdown. Sales of Public Sector pension plans were flat compared to prior years as case terminations have stabilized and recurring deposits from new cases is becoming a more meaningful contributor to sales. Withdrawals from public sector cases increased in early 2002, as participants took advantage of the new portability provisions and rolled over funds to other companies.

The decrease in return on average allocated capital in 2002 is primarily driven by lower earnings on variable annuities resulting from depressed equity markets and the accelerated DAC amortization. The decline in average allocated capital in 2001 compared to 2000 reflects lower earnings from variable annuities and additional allocated capital to support growth in the medium-term note program.

The decreases in pre-tax operating income to average account values, which reached 0.40% in 2002, compared to 0.42% in 2001 and 0.46% in 2000, are primarily driven by changes in the mix of products including growth in administration-only products which generally provide less revenue and earnings than group annuity contracts and lower revenues and earnings from existing public sector pension contracts due to the intensively competitive environment in the public sector market. The decrease also reflects more Private Sector pension business in the form of Nationwide Trust Company, FSB, products, which results in selling and other acquisition costs being recognized more quickly than with annuity products.

LIFE INSURANCE

The Life Insurance segment consists of investment life products, including individual variable life and COLI products, traditional life insurance products, universal life insurance and the results of TBG Financial, a leading COLI producer. Effective May 31, 2002, the Company increased its ownership in TBG Financial to 63%. The results of TBG Financial are included in the consolidated results of the Company from that date forward. Also included in this segment, beginning October 1, 2002, are Nationwide Provident life insurance products. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The following table summarizes certain selected financial data for the Company’s Life Insurance segment for the years indicated.

(in millions)	2002	2001	2000

Income Statement Data
Revenues:
Total policy charges	$391.0	$316.2	$266.6
Net investment income	361.7	323.3	289.2
Other	251.5	195.3	195.5

Total revenues	1,004.2	834.8	751.3

Benefits and expenses:
Benefits	527.2	431.1	389.3
Amortization of DAC and VOBA	104.9	80.3	64.2
Operating expenses	185.4	133.7	136.7

Total benefits and expenses	817.5	645.1	590.2

Pre-tax operating income	$186.7	$189.7	$161.1

Other Data
Sales:
The BEST of AMERICA variable life series	$518.2	$552.4	$573.4
Nationwide Provident variable life products	68.6	-	-
Corporate-owned life insurance	657.5	742.3	711.4
Traditional/Universal life insurance	299.0	245.9	245.4

Total life insurance sales	$1,543.3	$1,540.6	$1,530.2

Policy reserves as of year end:
Individual investment life insurance	$3,514.8	$2,203.7	$2,092.0
Corporate investment life insurance	3,652.8	3,236.8	2,552.3
Traditional life insurance	4,154.9	1,873.4	1,813.0
Universal life insurance	836.4	785.3	768.2

Total policy reserves	$12,158.9	$8,099.2	$7,225.5

Life insurance in-force as of year end:
Individual investment life insurance	$56,426.8	$30,641.0	$26,781.5
Corporate investment life insurance	8,387.1	7,727.6	6,143.9
Traditional life insurance	33,058.3	24,276.7	23,441.5
Universal life insurance	7,922.5	7,806.3	8,023.1

Total insurance in-force	$105,794.7	$70,451.6	$64,390.0

Return on average allocated capital	10.3%	11.6%	12.1%

Life Insurance segment earnings in 2002 decreased 2% to $186.7 million from $189.7 million a year ago, while earnings in 2000 were $161.1 million. Earnings in 2002 include $6.8 million of expense from the acceleration of DAC amortization, as described in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Benefits and Expenses. Excluding the acceleration of DAC amortization, operating earnings increased $3.8 million or 2% compared to 2001. In 2002, the addition of Nationwide Provident and an increase in policy charges from a growing block of insurance in-force was

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

partially offset by an increase in operating expenses and lower earnings from the Company’s COLI business as a result of a slowdown in the COLI and deferred compensation markets due to the economic downturn, depressed equity markets and proposed legislation which would adversely impact the tax advantages of COLI. The 18% increase in 2001 compared to 2000 reflects increased revenues driven by growth in new sales and high persistency of both individual and corporate investment life insurance products.

Policy charges increased 24% to $391.0 million in 2002, following a 19% increase to $316.2 million in 2001. Cost of insurance charges, which are assessed on the amount of insurance in-force in excess of the related policyholder account value, increased 32% and 29% in 2002 and 2001, respectively, and reflect a growing block of investment life business, as insurance in-force increased 50% to $105.79 billion at 2002 compared to $70.45 billion at 2001. Nationwide Provident contributed 45% of the 2002 growth. Insurance in-force increased 9% in 2001 from $64.39 billion at the end of 2000. The growth in insurance in-force reflects both the impact of new sales as well as high persistency of in-force contracts. Administrative fees remained flat in 2002 and 2001 compared to the respective prior years as growth in fees assessed on policies in-force offset lower fees assessed on premiums and deposits due to the decline in sale of investment life products.

Net investment income increased in both 2002 and 2001 reflecting the addition of Nationwide Provident in 2002 and growth from general account corporate-owned life insurance in 2001.

Benefits increased 22% to $527.2 million in 2002 following an 11% increase in 2001. The growth reflects the growth in insurance in-force and higher mortality experience and the addition of Nationwide Provident in 2002. In 2001, favorable mortality experience allowed the Company to renegotiate and lower certain reinsurance premiums.

Amortization of DAC and VOBA increased $24.6 million in 2002 following a $16.1 million increase in 2001. The increase in 2002 reflects the addition of Nationwide Provident and the $6.8 million of accelerated DAC amortization. The increase in 2001 reflects growth in investment life insurance earnings.

Operating expenses were $185.4 million in 2002, up 39% from 2001, primarily due to the addition of TBG Financial and Nationwide Provident, effective May 31 and October 1, respectively. Excluding these entities, operating expenses increased 6% in 2002, following a 2% decrease in 2001 compared to 2000. The increase in 2002 is attributable to growth in insurance in-force and higher employee benefit costs. Operating expenses for 2002 and 2001 also reflect the operational efficiencies and scale advantage being developed in the investment life operation. Technology and process improvement investments intended to streamline and improve the underwriting and policy-issue process made in 2000 drove these efficiencies.

Total life insurance sales in 2002 of $1.54 billion, which included $123.0 million related to Nationwide Provident, were flat compared to a year ago. Growth attributable to Nationwide Provident was substantially offset as individual variable life sales continue to be adversely impacted by the sluggish equity markets, concern over the potential for adverse tax legislation and consumer preference for fixed products. According to the December 31, 2002 Tillinghast-Towers Perrin Value Variable Life Survey, the Company was ranked 3rd in total variable life sales in 2002 (including Nationwide Provident sales for the full year of 2002), up from 6th in 2001 and 7th in 2000. Our efforts to expand sales to new channels are showing signs of success, with sales through the wirehouse and regional firms and financial institutions up 37% and 30%, respectively, from 2001. COLI sales were negatively impacted throughout 2002 by the sluggish economy, depressed equity markets, unfavorable press regarding COLI and executive deferred compensation plans, and proposed legislation which would adversely impact the tax benefits of COLI. First year premiums for fixed life were up from a year ago due to increased universal life and term life sales. Total life insurance sales of $1.54 billion in 2001 were essentially flat compared to $1.53 billion in 2000. Individual variable universal life sales were adversely impacted by the phase out of the estate tax, uncertainty surrounding the taxation of split dollar plans and the volatile stock market. Sales of new COLI cases in 2001 were down

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

given the depressed economic conditions where corporations are not forming new executive benefit plans and existing plans are being funded at lower levels.

Return on average allocated capital decreased to 10.3% in 2002 compared to 11.6% and 12.1% in 2001 and 2000, respectively. The decline in 2002 reflects losses at TBG Financial subsequent to its consolidation beginning May 31, 2002 and slightly lower returns on the Nationwide Provident business since its acquisition on October 1, 2002.

CORPORATE

The Corporate segment consists of net investment income not allocated to the three product segments, unallocated expenses, interest expense on debt, revenues and expenses of the Company’s broker/dealer subsidiaries and, through 2001, goodwill amortization.

The following table summarizes certain selected financial data for the Company’s Corporate segment for the years indicated.

(in millions)	2002	2001	2000

Income Statement Data
Operating revenues[1]	$57.7	$23.2	$60.7
Interest expense on debt and capital and preferred securities of subsidiary trusts	76.8	54.9	48.5
Other operating expenses	33.9	11.4	26.9

Pre-tax operating loss[1]	$(53.0)	$(43.1)	$(14.7)

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

The increase in revenues in 2002 reflects an increase in net investment income primarily attributable to income earned on the proceeds from the $300.0 million senior note offerings completed in November 2001 and June 2002 and $7.6 million of revenue from Nationwide Provident’s broker-dealer, partially offset by lower yields on investments. The decline in revenues in 2001 reflects a decrease in net investment income on real estate investments, higher passive losses from affordable housing partnership investments, lower investment yields from declining interest rates and fewer investments retained in the Corporate segment as more capital and the related investment earnings are allocated to the product segments to support growth.

The additional interest expense in 2002 and 2001 reflects the senior note offerings mentioned above, offset by lower utilization of commercial paper borrowings.

The increase in other operating expenses in 2002 is primarily related to the inclusion of Nationwide Provident non-insurance subsidiaries beginning October 1, 2002, and increased litigation costs on existing cases. The decrease in other operating expenses in 2001 was primarily the result of expense management activities.

In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items in the Corporate segment. Losses from other-than-temporary impairments were $124.2 million in 2002, compared to $80.7 million in 2001 and $15.4 million in 2000. Included in the 2002 losses were $22.5 million related to WorldCom, Inc., and 2001 losses included $25.9 million related to fixed maturity securities issued by Enron and affiliated entities. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $35.9 million in 2002 compared to $67.6 million of net gains in 2001 and net losses of $9.5 million in 2000, including gains of $23.2 million and $44.4 million in 2002 and 2001, respectively, related to the two-step sale of a real estate partnership to related parties, as described in note 19 to the consolidated financial statements included in the F pages of this report.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

In addition, the Company realized an after tax loss of $4.8 million related to the adoption of SFAS 133 in first quarter 2001 and an after tax loss of $2.3 million related to the adoption of Emerging Issues Task Force Issue No. 99-20 in second quarter 2001.

An analysis of net realized losses on investments, hedging instruments and hedged items from continuing operations, by source follows for the years ended December 31:

(in millions)	2002	2001	2000

Unrelated parties:
Realized gains on sales, net of hedging losses:
Fixed maturity securities, available-for-sale	$42.1	$30.0	$7.4
Hedging losses on fixed maturity sales	(41.1)	(1.5)	-
Equity securities, available-for-sale	-	2.4	5.0
Real estate	14.0	3.3	3.6
Mortgage loans on real estate	3.2	11.2	-
Mortgage loan hedging losses	(1.2)	(8.0)	-
Other	3.5	8.2	1.8

Total realized gains on sales—unrelated parties	20.5	45.6	17.8

Realized losses on sales, net of hedging gains:
Fixed maturity securities, available-for-sale	(18.4)	(9.2)	(15.3)
Hedging gains on fixed maturity sales	10.7	0.1	-
Equity securities, available-for-sale	(0.9)	(0.7)	(0.3)
Real estate	(3.2)	(1.4)	(0.9)
Mortgage loans on real estate	(3.3)	(0.7)	(2.6)
Mortgage loans hedging gains	0.9	-	-
Other	(1.9)	(10.7)	(5.5)

Total realized losses on sales—unrelated parties	(16.1)	(22.6)	(24.6)

Derivatives, excluding hedging gains and losses on sales	8.3	0.2	(2.7)
Other-than-temporary impairments:
Fixed maturity securities, available-for-sale	(115.5)	(66.1)	(10.5)
Equity securities, available-for-sale	-	(13.9)	-
Real estate	(2.4)	-	(3.3)
Mortgage loans on real estate	(6.3)	(0.7)	(1.6)

Total other-than-temporary impairments	(124.2)	(80.7)	(15.4)

Total—unrelated parties	(111.5)	(57.5)	(24.9)
Related parties—gain on sale of limited partnership	23.2	44.4	-

Net realized losses on investments, hedging instruments and hedged items	$(88.3)	$(13.1)	$(24.9)

RELATED PARTY TRANSACTIONS

During 2001, the Company entered into a transaction with NMIC, whereby it sold 78% of its interest in a limited partnership (representing 49% of the limited partnership) to NMIC for $158.9 million. As a result of this sale, the Company recorded a realized gain of $44.4 million and related tax expense of $15.5 million. During 2002, the Company entered into transactions with NMIC and Nationwide Indemnity Company (NIC), whereby it sold 100% of its remaining interest in the limited partnership (representing 15.11% of the limited partnership) to NMIC and NIC for a total of $54.5 million. As a result of this sale, the

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Company recorded a realized gain of $23.2 million and related tax expense of $8.1 million. The sales prices for each transaction, which were paid in cash, represented the fair value of the portions of limited partnership interests that were sold and were based on valuations of the limited partnership and its underlying investments as of the effective dates of the transactions. The valuations were completed by qualified management of the limited partnership and utilized a combination of internal and independent valuations of the underlying investments of the limited partnership. Additionally, senior financial officers and the Boards of Directors of the Company and NMIC separately reviewed, through their respective Finance Committees, and approved the process and methodology of the valuations prior to the execution of these transactions. The Company no longer holds an economic or voting interest in the limited partnership.

In June 2002, NFS exchanged all of its shares of common stock of GGI and NSI for approximately 9.1 million shares of NFS Class B common stock held by Nationwide Corp. NFS’ interests in GGI and NSI were valued at approximately $362.8 million in these transactions. A special committee of independent directors of the NFS Board of Directors reviewed and recommended approval of the transaction by the full board of directors, which was obtained. As required by NFS’ Restated Certificate of Incorporation, the shares Nationwide Corp. exchanged were automatically converted from Class B common stock to Class A common stock upon return to NFS. NFS has retained these Class A shares in treasury for future issuance. The GGI and NSI transactions were between related parties and have therefore been recorded at carrying value of the underlying components of the transactions rather than fair value. As a result of these transactions, NFS recorded the NFS Class A shares received as treasury stock at Nationwide Corp.’s carrying value of these shares. NFS recorded the excess of Nationwide Corp.’s carrying value of NFS shares exchanged over the carrying value of GGI and NSI, net of transaction costs, $110.4 million, as a credit to additional paid-in-capital upon closing. These transactions are intended to qualify as tax-free exchanges. The results of the operations of GGI and NSI are reflected as discontinued operations for all periods presented.

GGI’s funds are offered as investment options in certain of the Company’s products. As of December 31, 2002, total GGI funds in the Company’s products were $12.21 billion. For the year ended December 31, 2002, GGI paid the Company $38.8 million for the distribution and servicing of these funds. In addition, effective June 28, 2002, the Company entered into a renewable three-year Marketing and Support Services Agreement with GGI. Under this agreement, beginning in third quarter 2002, the Company receives quarterly fees of $1.0 million in exchange for certain specified marketing and support of GGI product offerings.

On February 5, 2002, NFS purchased from existing shareholders the remaining 10% of shares of The 401(k) Companies, Inc. not owned by NFS for $3.9 million. The shareholders primarily consisted of management and employees of The 401(k) Companies, Inc. This transaction generated $2.9 million of goodwill in the Institutional Products segment.

On May 31, 2002, NFS purchased an additional interest in TBG Financial for $40.7 million from existing shareholders. The shareholders primarily consisted of management and employees of TBG Financial. This additional investment increased NFS’ ownership of TBG Financial to 63%. The results of TBG Financial are included in the consolidated financial statements of the Company beginning May 31, 2002. As a result of the increase in ownership and the consolidation of TBG Financial, the Company recorded an increase in goodwill in the Life Insurance segment totaling $62.6 million.

In connection with the Nationwide Provident acquisition described in note 3 to the consolidated financial statements included in the F pages of this report, the Company has entered into an agreement to sell the value ascribed to the Market Street Fund to GGI at fair value. This transaction is expected to close in second quarter 2003. The Company has also entered into an agreement with GGI for GGI to serve as interim investment advisor to Market Street Fund until the sale. Net fees paid to GGI as interim investment advisor in 2002 were $0.2 million.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The Company has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $4.73 billion and $4.72 billion as of December 31, 2002 and 2001, respectively. Total revenues from these contracts were $148.7 million, $154.0 million and $160.2 million for the years ended December 31, 2002, 2001 and 2000, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances were $115.7 million, $122.5 million and $135.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The terms of these contracts are consistent in all material respects with what the Company offers to unaffiliated parties who are similarly situated.

The 401(k) Companies, Inc., a wholly owned subsidiary, serves as the administrator of certain defined contribution plans sponsored by NMIC and its affiliates. Total revenues reported by The 401(k) Companies, Inc. related to these administration services totaled $2.9 million, $2.0 million and $2.4 million during 2002, 2001 and 2000, respectively, which are included in the total revenue amounts reported in the paragraph above.

Through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC, as described in note 2(k) to the financial statements included in the F pages of this report. Total payments to (from) NMIC were $47.3 million, $(48.7) million and $64.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NLIC has a reinsurance agreement with NMIC whereby all of NLIC’s accident and health business not ceded to unaffiliated reinsurers is ceded to NMIC on a modified coinsurance basis. Either party may terminate the agreement on January 1 of any year with prior notice. Under a modified coinsurance agreement, the ceding company retains invested assets and investment earnings are paid to the reinsurer. Under the terms of NLIC’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. Risk of asset default is retained by NLIC, although a fee is paid to NLIC for the retention of such risk. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC for the years ended December 31, 2002, 2001 and 2000 were $325.0 million, $200.7 million and $170.1 million, respectively, while benefits, claims and expenses ceded were $328.4 million, $210.1 million and $171.0 million, respectively.

Pursuant to a cost sharing agreement among NMIC and certain of its direct and indirect subsidiaries, including the Company, NMIC provides certain operational and administrative services, such as investment management, advertising, personnel and general management services, to those subsidiaries. Expenses covered by such agreement are subject to allocation among NMIC and such subsidiaries. Measures used to allocate expenses among companies include individual employee estimates of time spent, special cost studies, salary expense, commission expense and other methods agreed to by the participating companies that are within industry guidelines and practices. In addition, Nationwide Services Company, LLC, a subsidiary of NMIC, provides computer, telephone, mail, employee benefits administration, and other services to NMIC and certain of its direct and indirect subsidiaries, including the Company, based on specified rates for units of service consumed. For the years ended December 31, 2002, 2001 and 2000, the Company made payments to NMIC and Nationwide Services Company totaling $146.1 million, $145.6 million and $156.6 million, respectively. The Company does not believe that expenses recognized under these agreements are materially different than expenses that would have been recognized had the Company operated on a stand-alone basis.

Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that is paid to Nationwide agents. These costs cover product development and

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

promotion, sales literature, rent and similar items. Payments under this agreement totaled $24.9 million, $26.4 million and $31.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company leases office space from NMIC and certain of its subsidiaries. For the years ended December 31, 2002, 2001 and 2000, the Company made lease payments to NMIC and its subsidiaries of $20.8 million, $18.7 million and $14.3 million, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus interest. As of December 31, 2002 and 2001, the Company had no borrowings from affiliated entities under such agreements. During 2002 and 2001, the most the Company had outstanding at any given time was $224.9 million and $368.5 million, respectively, and the Company incurred interest expense on intercompany repurchase agreements of $0.3 million and $0.2 million for 2002 and 2001, respectively. Transactions under the agreements during 2000 were not material. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC for the benefit of the Company were $236.1 million and $85.6 million as of December 31, 2002 and 2001, respectively, and are included in short-term investments on the accompanying consolidated balance sheets. For each of the years in the three-year period ending December 31, 2002, the Company paid NCMC fees and expenses totaling $0.4 million under this agreement.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources demonstrate the overall financial strength of the Company and its ability to generate strong cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. The Company’s capital structure consists of long-term debt, capital and preferred securities of subsidiary trusts and equity, as of each December 31 is summarized in the following table.

(in millions)	2002	2001	2000

Long-term debt	$897.6	$597.0	$298.4
Capital and preferred securities of subsidiary trusts	300.0	300.0	300.0

Total long-term debt and capital and preferred securities	1,197.6	897.0	598.4

Shareholders’ equity, excluding accumulated other comprehensive income	4,043.0	3,240.8	2,883.0
Accumulated other comprehensive income	400.3	202.5	114.5

Total shareholders’ equity	4,443.3	3,443.3	2,997.5

Total capital	$5,640.9	$4,340.3	$3,595.9

Long-term debt is comprised of senior issues, none of which is subject to any sinking fund payments, and a variable rate note payable. The terms of the senior notes contain various restrictive covenants including limitations on the disposition of subsidiaries. As of December 31, 2002, the Company was in compliance with all such covenants. The $300.0 million principal of 8.00% senior notes, due March 1, 2027, are redeemable in whole or in part, at the option of NFS, at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The $300.0 million principal of 6.25% senior notes, due November 15, 2011, were issued in November 2001 and are not redeemable prior to their maturity

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

date. The $300.0 million principal of 5.90% senior notes, due July 1, 2012, were issued in June 2002 and are redeemable in whole or in part, at the option of NFS, at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at the treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date. The Company made interest payments of $42.5 million in 2002 and $24.0 million in 2001 and 2000 on the senior notes.

The variable rate note payable is tied to 1-year U.S. libor rates with annual resets and had an interest rate of 4.95% as of December 31, 2002. During 2002, total interest paid on the variable rate note payable was $0.1 million.

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

On February 13, 2003, the Company sold $200 million par value of 5.625% senior notes, due February 13, 2015. These senior notes are redeemable in whole or in part, at the option of NFS, at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at the treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date.

NFS is a holding company whose principal asset is the common stock of NLIC. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments, and dividends from NLIC and other subsidiaries.

State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The ability of NLIC to pay dividends is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. State of Ohio insurance laws require life insurance companies to seek prior regulatory approval to pay a dividend if the fair market value of the dividend, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory-basis policyholders’ surplus as of December 31, 2002 was $1.61 billion and statutory-basis net income for 2002 was $92.5 million. Dividends of $35.0 million and dividends in the form of return of capital of $475.0 million were paid in the preceding twelve months as of December 31, 2002.

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

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance law, unless the Pennsylvania Insurance Department either approves or fails

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

to disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12 month period if the total payments would exceed the same criteria as outlined two paragraphs above as it relates to NLIC’s limitations. Also, in connection with the acquisition of Nationwide Provident, the Pennsylvania Insurance Department ordered that no dividends could be paid out of NLICA for a period of three years without prior approval. The statutory capital and surplus of NLICA as of December 31, 2002 was $393.7 million, while statutory net loss for the year ended December 31, 2002 was $107.2 million.

NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses and principal in the future.

Also available as a source of funds to the Company is a $1 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and NLIC maintain statutory surplus in excess of $935 million. The Company had no amounts outstanding under this agreement as of December 31, 2002. NLIC also has a $500 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore borrowing capacity under the $1 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. There was no commercial paper outstanding as of December 31, 2002.

In addition, one of the Company’s subsidiaries has available a $10 million revolving line of credit. The line is comprised of a 364-day $10 million agreement, which was entered into with a single financial institution. The line of credit is guaranteed by NFS. The Company had borrowed $2.7 million under this agreement as of December 31, 2002.

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

For individual annuity products ($39.22 billion of reserves as of December 31, 2002) the surrender charge is generally calculated as a percentage of the deposits made and is assessed at declining rates during the first seven years after a deposit is made.

For group annuity products ($23.40 billion of reserves as of December 31, 2002), the surrender charge amounts and periods can vary significantly, depending on the terms of each contract and the compensation structure for the producer. Generally, surrender charge percentages for group products are less than individual products because the Company incurs lower expenses at contract origination for group products. In addition, over ninety percent of the general account group annuity reserves are subject to a market value adjustment at withdrawal.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Given the Company’s historic cash flow and current financial results, management of the Company believes that the cash flow from the operating activities of the Company over the next year will provide sufficient liquidity for the operations of the Company, as well as provide sufficient funds to enable the Company to make dividend and interest payments.

As described in note 3 to the consolidated financial statements included in the F pages of this report, the Company acquired Nationwide Provident effective October 1, 2002. The aggregate purchase price was $1.12 billion, which was funded through a combination of the issuance of 31.8 million shares of NFS Class A common stock valued at $841.7 million, the payment of $223.0 million in cash and the issuance of $48.0 million of policy credits. Of the total consideration, $62.3 million was funded by Provident and the remainder was funded with existing resources, including funds raised by the Company in the form of senior debt issued in June 2002. The shares of the Class A common stock issued in this transaction were valued using an average stock price covering the period extending two days before and after the date the consideration elections were closed.

OFF-BALANCE SHEET TRANSACTIONS

Under the medium-term note program, NLIC issues funding agreements, which are insurance obligations, to an unrelated third-party trust to secure notes issued to investors by the trust. The funding agreements are recorded as a component of future policy benefits and claims on the Company’s consolidated balance sheets. Because the Company has no ownership interest in, or control over, the third-party trust that issues the notes, the Company does not include the trust in its consolidated financial statements and therefore, such notes are not reflected in the consolidated financial statements of the Company. As the notes issued by the trust have a secured interest in the funding agreement issued by the Company, Moody’s Investors Service, Inc. and Standard & Poor’s, a Division of The McGraw-Hill Companies, Inc., assign the same ratings to the notes as the insurance financial strength ratings of NLIC.

During 2002, the Company sold credit enhanced equity interests in Low Income Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties for $125.3 million and recognized $6.8 million of income. The Company guaranteed cumulative after-tax yields to third party investors ranging from 5.15% to 5.25%. These guarantees are in effect for approximately 15 years. The Tax Credit Funds will provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by cash reserves established by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $368.7 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $4.9 million of net sale proceeds were set aside as reserves for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly and upon stabilizing, the reserve is released. During 2002, $0.5 million of stabilization reserves were released into income.

To the extent there are cash deficits in any specific property owned by the Tax Credit Funds, property reserves, property operating guarantees and reserves held by the Tax Credit Funds are exhausted before the Company is required to perform under its guarantees. To the extent the Company is ever required to perform under its guarantees, it may recover any such funding out of the cash flow distributed from the sale of any and/or all of the underlying properties of the Tax Credit Funds. This cash flow distribution would be paid to the Company prior to any cash flow distributions to unrelated third party investors.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

INVESTMENTS

GENERAL

The Company’s assets are divided between separate account and general account assets. As of December 31, 2002, $50.35 billion (53%) of the Company’s total assets were held in separate accounts and $45.21 billion (47%) were held in the Company’s general account, including $39.13 billion of general account investments.

Separate account assets consist primarily of deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. All of the investment risk in the Company’s separate account assets is borne by the Company’s customers, with the exception of $1.78 billion of policy reserves as of December 31, 2002 ($1.39 billion as of December 31, 2001) for which the Company bears the investment risk. In addition to the information presented herein, see note 4 to the consolidated financial statements included in the F pages of this report for further information regarding the Company’s investments.

The following table summarizes the Company’s consolidated general account investments by asset category as of each December 31.

	2002		2001
(in millions)	Carrying Value	% of Total	Carrying Value	% of Total

Fixed maturity securities	$27,754.2	70.9	$18,548.3	66.7
Mortgage loans on real estate, net	8,486.5	21.7	7,113.1	25.6
Policy loans	986.4	2.5	592.7	2.1
Real estate, net	145.6	0.4	172.0	0.6
Equity securities	134.7	0.4	150.5	0.6
Other long-term investments	205.0	0.5	125.0	0.4
Short-term investments	1,420.1	3.6	1,112.8	4.0

Total	$39,132.5	100.0	$27,814.4	100.0

FIXED MATURITY SECURITIES

The following table summarizes the composition of the Company’s general account fixed maturity securities by category as of each December 31.

	2002		2001
(in millions)	Carrying Value	% of Total	Carrying Value	% of Total

U.S. government/agencies	$876.0	3.2	$289.6	1.6
Foreign governments	60.6	0.2	44.4	0.3
State and political subdivisions	33.7	0.1	7.9	-
Corporate:
Public	11,619.5	41.9	6,188.6	33.4
Private	6,450.0	23.2	6,033.4	32.5
Mortgage-backed securities—U.S. Government backed	4,821.4	17.4	2,082.1	11.2
Asset-backed securities	3,893.0	14.0	3,902.3	21.0

Total	$27,754.2	100.0	$18,548.3	100.0

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The average duration and average maturity of the Company’s general account fixed maturity securities as of December 31, 2002 were approximately 3.72 and 5.69 years, respectively, compared to 4.31 years and 5.15 years, respectively, at December 31, 2001. The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates. In addition, the Company may also be likely to experience realized investment losses to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate environments.

As of December 31, 2002, the Company had unrealized losses on fixed maturity securities available-for-sale of $311.8 million, including $7.3 million related to securities that had a fair value that was less than 80% of amortized cost as of December 31, 2002 and 2001. As part of the Company’s normal assessment of other-than-temporary impairments of investments, as described in —Impairment losses on Investments in this section, each of these securities were evaluated and no further impairments were deemed necessary as of December 31, 2002.

The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company’s general account fixed maturity securities, 93% were in the highest two NAIC Designations as of December 31, 2002.

The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of each December 31.

(in millions)		2002		2001

NAIC Designation[1]	Rating Agency Equivalent Designation[2]	Carrying Value	% of Total	Carrying Value	% of Total

1	Aaa/Aa/A	$16,280.3	58.7	$11,061.5	59.6
2	Baa	9,596.6	34.6	6,607.4	35.6
3	Ba	1,231.3	4.4	659.1	3.6
4	B	392.2	1.4	127.3	0.7
5	Caa and lower	177.4	0.6	33.8	0.2
6	In or near default	76.4	0.3	59.2	0.3

	Total	$27,754.2	100.0	$18,548.3	100.0

[1]	NAIC Designations are assigned no less frequently than annually. Some designations for securities shown have been assigned to securities not yet assigned an NAIC Designation in a manner approximating equivalent public rating categories.
[2]	Comparison’s between NAIC and Moody’s designations are published by the NAIC. In the event no Moody’s rating is available, the Company has assigned internal ratings corresponding to the public rating.

As of December 31, 2002 the fair value of the Company’s general account mortgage-backed security (MBS) investments totaled $4.82 billion (17%) of the carrying value of the general account fixed maturity securities available-for-sale. During 2002 the Company has increased its allocation of new investment purchases to MBS investments as the supply of commercial mortgage loans has decreased and to diversify away from the credit risk of corporate fixed income securities.

The Company believes that general account MBS investments add diversification, liquidity, credit quality and additional yield to its general account fixed maturity securities portfolio. The objective of the Company’s general account MBS investments is to provide reasonable cash flow stability and increased

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

yield. General account MBS investments include collateralized mortgage obligations (CMOs), Real Estate Mortgage Investment Conduits (REMICs) and mortgage-backed pass-through securities. The Company’s general account MBS investments do not include interest-only securities or principal-only securities or other MBSs, which may exhibit extreme market volatility.

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk is particular to the type of MBS held. The Company limits its exposure to prepayments/ extension by purchasing less volatile types of MBSs. As of December 31, 2002, $2.55 billion (53%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. The majority of the Company’s non-PAC mortgage-securities posses varying degrees of cash flow structure. Only 3% of the MBS portfolio consists of pure pass-throughs.

The following table sets forth the distribution by investment type of the Company’s general account MBS portfolio as of each December 31.

	2002		2001
(in millions)	Carrying Value	% of Total	Carrying Value	% of Total

Planned Amortization Class	$2,547.6	52.8	$800.9	38.5
Very Accurately Defined Maturity	695.6	14.4	360.2	17.3
Sequential	474.4	9.9	135.9	6.5
Accrual	318.3	6.6	115.5	5.5
Multi-family Mortgage Pass-through Certificates	130.7	2.7	63.4	3.1
Targeted Amortization Class	58.1	1.2	117.0	5.6
Scheduled	55.3	1.2	94.0	4.5
Other	541.4	11.2	395.2	19.0

Total	$4,821.4	100.0	$2,082.1	100.0

The Company’s general account asset-backed security (ABS) investments include home equity/improvement ABSs and equipment lease ABSs, among others. As of December 31, 2002, ABSs were $3.89 billion (14%) of the carrying value of the general account fixed maturity securities available-for-sale.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The following table sets forth the distribution by investment type of the Company’s general account ABS portfolio as of each December 31.

	2002		2001
(in millions)	Carrying Value	% of Total	Carrying Value	% of Total

Home Equity/Improvement	$1,138.2	29.2	$1,314.2	33.7
Credit Card Backed	597.0	15.3	270.8	6.9
CBO/CLO	465.8	12.0	619.7	15.9
Miscellaneous Asset Backed	232.9	6.0	149.5	3.8
Pass Through Certificate	193.0	5.0	181.6	4.7
Equity and Enhanced Equity Trust Certificates	159.8	4.1	202.7	5.2
Auto Loan Backed	144.4	3.7	186.2	4.8
Franchise/Business Loan	135.9	3.5	160.0	4.1
Equipment Leases	106.2	2.7	136.1	3.5
Manufactured Housing Backed	101.2	2.6	247.6	6.3
All Other	618.6	15.9	433.9	11.1

Total	$3,893.0	100.0	$3,902.3	100.0

The Company invests in private fixed maturity securities because of the generally higher nominal yield available compared to comparably rated public fixed maturity securities, more restrictive financial and business covenants available in private fixed maturity security loan agreements and stronger prepayment protection. Although private fixed maturity securities are not registered with the Securities and Exchange Commission and generally are less liquid than public fixed maturity securities, restrictive financial and business covenants included in private fixed maturity security loan agreements generally are designed to compensate for the impact of increased liquidity risk. A significant majority of the private fixed maturity securities that the Company holds are participations in issues that are also owned by other investors. In addition, some of the private fixed maturity securities are rated by nationally recognized rating agencies and substantially all have been assigned a rating designation by the NAIC.

MORTGAGE LOANS

As of December 31, 2002, general account mortgage loans were $8.49 billion (22%) of the carrying value of consolidated general account invested assets. As of such date, commercial mortgage loans constituted substantially all of total general account mortgage loans. Commitments to fund mortgage loans of $266.1 million extending into 2003 were outstanding as of December 31, 2002.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The summary below depicts loans by carrying value as of December 31, 2002:

(in millions)	Office	Warehouse	Retail	Apartment & other	Total

New England	$218.4	$17.4	$149.2	$-	$385.0
Middle Atlantic	326.3	290.8	259.5	185.1	1,061.7
East North Central	309.5	213.6	608.3	371.1	1,502.5
West North Central	147.2	31.0	83.7	116.4	378.3
South Atlantic	287.6	272.5	763.7	592.0	1,915.8
East South Central	50.8	83.6	111.0	152.3	397.7
West South Central	319.1	178.7	152.4	185.7	835.9
Mountain	166.4	100.3	143.2	200.6	610.5
Pacific	310.0	442.6	485.6	143.1	1,381.3

	$2,135.3	$1,630.5	$2,756.6	$1,946.3	8,468.7

Less valuation allowances and unamortized discount					(32.1)
Plus mortgage loan hedges and commitment hedges					49.9

Total mortgage loans on real estate, net					$8,486.5

As of December 31, 2002, the Company’s largest exposure to any single borrowing group was $112.2 million, or 1.32% of the Company’s general account mortgage loan portfolio.

As of December 31, 2002, 0.11% of the Company’s mortgage loans were classified as delinquent, including loans in foreclosure, compared to 0.42% a year ago. Foreclosed and restructured loans totaled only 0.63% and 0.36% of the Company’s mortgage loans for the years ended December 31, 2002 and 2001, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

INTEREST RATE RISK

Fluctuations in interest rates can potentially impact the Company’s earnings, cash flows and the fair value of its assets and liabilities. Generally, in a declining interest rate environment, the Company may be required to reinvest the proceeds from matured and prepaid investments at rates lower than the overall yield of the portfolio, which could reduce interest spread income. In addition, minimum guaranteed crediting rates (typically 3.0% or 3.5%) on certain annuity contracts could result in a reduction of the Company’s interest spread income in the event market interest rates remain at, or decline further from, December 31, 2002 levels. The average crediting rate of fixed annuity products during 2002 was 4.93% and 4.35% for the Individual Annuity and Institutional Products segments, respectively, well in excess of the guaranteed rates. However, crediting rates on new individual annuity business issued in December were at, or near, minimum guaranteed crediting rates. The Company mitigates this risk by investing in assets with maturities and durations that match the expected characteristics of the liabilities and by investing in mortgage- and asset-backed securities with limited prepayment exposure. Also, the Company is part of an industry effort to lower the statutorily required minimum guaranteed interest crediting rate on future annuity issues.

Conversely, a rising interest rate environment could result in a reduction of interest spread income or an increase in policyholder surrenders. Existing general account investments supporting annuity liabilities have a weighted average maturity of approximately 5.69 years as of December 31, 2002 and therefore, the change in yield of the portfolio will lag changes in market interest rates. This lag is increased if the rate of prepayments of securities slows. To the extent the Company sets renewal rates based on current market rates, this will result in reduced interest spreads. Alternatively, if the Company sets renewal crediting rates while attempting to maintain a desired spread from the portfolio yield, the rates offered by the Company may be less than new money rates offered by competitors. This difference could result in an increase in surrender activity by policyholders. If the Company were unable to fund the surrenders with its cash flow from operations, the Company may be required to sell investments, which likely would have declined in value due to the increase in interest rates. The Company mitigates this risk by offering products that assess surrender charges and/or market value adjustments at the time of surrender, by investing in assets with maturities and durations that match the expected characteristics of the liabilities, and by investing in mortgage- and asset-backed securities with limited prepayment exposure.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

For individual immediate annuities having future benefits, which cannot be changed at the option of the policyholder, the underlying assets are managed in a separate pool. The duration of assets and liabilities in this pool are kept as close together as possible. For assets, the repayment cash flows, plus anticipated coupon payments, are used in calculating asset duration. Future benefits and expenses are used for liabilities. As of December 31, 2002, the average duration of assets in this pool was 7.74 years and the average duration of the liabilities was 7.97 years. Individual immediate annuity policy reserves on this business were $1.68 billion as of December 31, 2002.

Because the timing of the payment of future benefits on the majority of the Company’s business can be changed by the policyholder, the Company employs cash flow testing techniques in its asset/liability management process. In addition, each year the Company’s annuity and insurance business is analyzed to determine the adequacy of the statutory-basis reserves supporting such business. This analysis is accomplished by projecting the anticipated cash flows from such business and the assets required to support such business under a number of possible future interest rate scenarios. The first seven of these scenarios are required by state insurance regulation. Projections are also made using 12 additional scenarios, which involve more extreme fluctuations in future interest rates and equity markets. Finally, to get a statistical analysis of possible results and to minimize any bias in the 19 predetermined scenarios, additional projections are made using 50 randomly generated interest rate scenarios. For the Company’s 2002 cash flow testing process, interest rates for 90-day treasury bills ranged from 0.10% to 9.24% under the 19 predetermined scenarios and 0.54% to 20.59% under the 50 random scenarios. Interest rates for longer maturity treasury securities had comparable ranges. The values produced by each projection are used to determine future gains or losses from the Company’s annuity and insurance business, which, in turn, are used to quantify the adequacy of the Company’s statutory-basis reserves over the entire projection period. The results of the Company’s cash flow testing indicated that the Company’s statutory-basis reserves were adequate as of December 31, 2002.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Long Eurodollar futures change the variable rate cash flow exposure to fixed rate cash flows. With long Eurodollar futures, if interest rates rise (fall), the losses (gains) on the futures are used to reduce fluctuations in the variable rate income on the investments, thereby creating fixed rate investments.

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

CHARACTERISTICS OF INTEREST RATE SENSITIVE FINANCIAL INSTRUMENTS

The following table provides information about the Company’s financial instruments as of December 31, 2002 that are sensitive to changes in interest rates. Insurance contracts that subject the Company to significant mortality risk, including life insurance contracts and life-contingent immediate annuities, do not meet the definition of a financial instrument and are not included in the table.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

(in millions)	2003	2004	2005	2006	2007	There- after	Total	2002 Fair Value	2001 Fair Value

Assets
Fixed maturity securities:
Corporate bonds:
Principal	$1,558.1	$1,720.4	$2,205.0	$2,618.0	$1,713.5	$7,397.0	$17,212.0	$18,069.5	$12,222.0
Average interest rate	7.6%	7.4%	7.0%	6.8%	6.9%	7.3%	7.2%
Mortgage and other asset-backed securities:
Principal	$1,778.6	$1,268.4	$1,074.7	$956.3	$950.1	$2,533.0	$8,561.1	$8,714.4	$5,984.4
Average interest rate	6.9%	6.3%	6.2%	6.7%	5.5%	6.3%	6.4%
Other fixed maturity securities:
Principal	$59.3	$33.4	$44.6	$93.9	$63.8	$606.7	$901.7	$970.3	$341.9
Average interest rate	7.4%	7.3%	4.2%	4.5%	4.5%	5.9%	5.7%
Mortgage loans on real estate:
Principal	$424.0	$493.9	$908.7	$730.2	$766.5	$4,560.6	$7,883.9	$9,155.1	$7,293.3
Average interest rate	7.3%	7.1%	6.8%	7.1%	5.8%	7.3%	7.1%
Liabilities
Deferred fixed annuities:
Principal	$3,068.0	$2,486.0	$2,315.0	$2,557.0	$2,235.0	$14,296.3	$26,957,3	$25,209.9	$18,371.1
Average credited rate	4.6%	4.4%	4.2%	3.9%	3.7%	3.6%	3.9%
Immediate annuities:
Principal	$61.0	$54.0	$47.0	$39.0	$33.0	$218.0	$452.0	$452.0	$308.0
Average credited rate	6.6%	6.6%	6.7%	6.8%	6.9%	7.1%	6.9%
Short-term debt:
Principal	$2.7	$-	$-	$-	$-	$-	$2.7	$2.7	$100.0
Average interest rate	3.6%	-	-	-	-	-	3.6%
Long-term debt:
Principal	$-	$-	$-	$-	$-	$900.0	$900.0	$946.5	$598.6
Average interest rate	-	-	-	-	-	6.7%	6.7%
Capital and preferred securities of subsidiary trusts:
Principal	$-	$-	$-	$-	$-	$300.0	$300.0	$293.1	$294.3
Average interest rate	-	-	-	-	-	7.6%	7.6%
Derivative Financial Instruments
Interest rate swaps:
Pay fixed/receive variable
Notional value	$75.1	$289.3	$404.6	$497.2	$341.7	$671.0	$2,278.9	$(155.4)	$(45.0)
Weighted average: Pay rate	6.0%	5.3%	5.9%	5.1%	5.8%	5.8%	5.6%
Receive rate	1.4%	1.6%	1.6%	1.6%	1.7%	1.7%	1.6%
Pay variable/receive fixed
Notional value	$28.1	$529.5	$416.7	$1,052.7	$56.9	$776.7	$2,860.6	$250.2	$(32.1)
Weighted average: Pay rate	1.6%	1.7%	2.1%	1.9%	1.5%	2.0%	1.9%
Receive rate	4.0%	4.0%	4.0%	4.8%	5.4%	5.9%	4.8%
Pay variable/receive variable
Notional value	$442.9	$393.1	$615.1	$102.6	$-	$-	$1,553.7	$95.7	$(20.4)
Weighted average: Pay rate	1.7%	1.8%	1.8%	1.8%	-	-	1.8%
Receive rate	2.9%	2.2%	2.0%	3.6%	-	-	2.4%
Pay Fixed/Receive Fixed
Notional value	$-	$-	$30.0	$4.9	$16.4	$5.3	$56.6	$(3.5)	$1.4
Weighted average: Pay rate	-	-	2.1%	5.8%	5.9%	4.9%	3.8%
Receive rate	-	-	5.4%	4.8%	5.3%	6.2%	5.4%
Convertible asset swap
Notional value	$55.8	$111.7	$19.8	$19.5	$-	$-	$206.8	$(3.0)	$27.6
Weighted average receive rate	2.8%	3.0%	2.9%	1.8%	-	-	2.8%
Credit default swap
Notional value	$15.0	$50.0	$64.0	$136.0	$219.0	$-	$484.0	$(2.7)	$(0.7)
Weighted average receive rate	1.5%	1.8%	1.6%	1.1%	1.0%	-	1.2%
Interest rate futures:
Long positions
Contract amount/notional	$6.0	$4.0	$1.0	$-	$-	$-	$11.0	$0.2	$0.4
Weighted average settlement price	92.5	92.3	92.3	-	-	-	92.4
Short positions
Contract amount/notional	$1,625.9	$1,026.0	$678.0	$400.0	$233.0	$277.0	$4,239.9	$(45.6)	$(33.4)
Weighted average settlement price	96.6	93.4	93.3	93.1	93.1	92.8	94.5

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

Deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Included are group annuity contracts representing $9.01 billion of general account liabilities as of December 31, 2002, which are generally subject to market value adjustment upon surrender and which may also be subject to surrender charges. Of the total group annuity liabilities, $5.92 billion were in contracts where the crediting rate is reset quarterly, $1.09 billion were in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter and $2.00 billion were in contracts where the crediting rate is reset annually on January 1. Fixed annuity policy reserves of $4.27 billion relate to funding agreements issued in conjunction with the Company’s medium-term note program where the crediting rate is either fixed for the term of the contract or variable, based on an underlying index. Included in deferred fixed annuities are certain individual annuity contracts, which are also subject to surrender charges calculated as a percentage of the deposits made and assessed at declining rates during the first seven years after a deposit is made. Also included in deferred fixed annuities are $0.9 million of participating group annuity contracts. As of December 31, 2002, individual annuity general account liabilities totaling $7.11 billion were in contracts where the crediting rate is reset periodically, with portions resetting in each calendar quarter and $1.59 billion that reset annually. Individual fixed annuity policy reserves of $2.89 billion are in contracts that adjust the crediting rate every five years. The average crediting rate is calculated as the difference between the projected yield of the assets backing the liabilities and a targeted interest spread. However, for certain individual annuities the credited rate is also adjusted to partially reflect current new money rates.

Immediate annuities: Included are non-life contingent contracts in payout status where the Company has guaranteed periodic, typically monthly, payments. The maturity year is based on the terms of the contracts.

Short-term debt, long-term debt and capital and preferred securities of subsidiary trusts: The maturity year is the stated maturity date of the obligation. While certain obligations are callable, either at a premium or with a make-whole provision, the Company currently has no plans to call the obligations prior to the stated maturity date.

Derivative financial instruments: The maturity year is based on the terms of the related contracts. Interest rate swaps include cross-currency interest rate swaps that eliminate all foreign currency exposure the Company has with existing assets and liabilities. Cross-currency interest rate swaps in place against each foreign currency obligation hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment. Underlying details by currency have therefore been omitted. Variable swap rates and settlement prices reflect rates and prices in effect as of December 31, 2002.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

EQUITY MARKET RISK

Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2002, 75% of separate account assets were invested in equity mutual funds. Gains and losses in the equity markets will result in corresponding increases and decreases in the Company’s separate account assets and the reported asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in GMDB claims, which may require the Company to accelerate the amortization of deferred policy acquisition costs.

The Company’s individual variable annuity contracts offer GMDB features. The GMDB generally provides a benefit if the annuitant dies and the policyholder contract value is less than a specified amount, which may be based on the premiums paid less amounts withdrawn or a policyholder contract value on a specified anniversary date. A decline in the stock market causing the policyholder contract value to fall below this specified amount, which varies from contract to contract based on the date the contract was entered into as well as the GMDB feature elected, will increase the net amount at risk, which is the GMDB in excess of the policyholder contract value, which could result in additional GMDB claims. As of December 31, 2002, the net amount at risk, net of amounts reinsured, was $3.03 billion.

INFLATION

The rate of inflation did not have a material effect on the revenues or operating results of the Company during 2002, 2001 or 2000.

ITEM 8    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Nationwide Financial Services, Inc. and Subsidiaries are indexed in Part IV, Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K and included in the F pages of this report.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption “Election of Directors” on pages 4 through 6 of NFS’ 2002 Proxy Statement is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position with NFS (AS OF MARCH 10, 2003)

W.G. Jurgensen	51	Chairman of the Board and Chief Executive Officer
Joseph J. Gasper	59	President and Chief Operating Officer
Galen R. Barnes	55	Executive Vice President
Patricia R. Hatler	48	Executive Vice President, General Counsel and Secretary
Richard D. Headley	54	Executive Vice President
Donna A. James	45	Executive Vice President—Chief Administrative Officer
Michael C. Keller	43	Executive Vice President—Chief Information Officer
Douglas C. Robinette	48	Executive Vice President
Robert A. Rosholt	52	Executive Vice President—Finance and Investments
John R. Cook, Jr.	59	Senior Vice President—Chief Communications Officer
David A. Diamond	47	Senior Vice President—Corporate Strategy
Philip C. Gath	55	Senior Vice President—Chief Actuary—Nationwide Financial
Richard A. Karas	60	Senior Vice President—Sales—Financial Services
Gregory S. Lashutka	58	Senior Vice President—Corporate Relations
Brian W. Nocco	50	Senior Vice President and Treasurer
Mark D. Phelan	48	Senior Vice President—Technology and Operations
Mark R. Thresher	46	Senior Vice President—Chief Financial Officer
Susan A. Wolken	52	Senior Vice President—Product Management and Nationwide Financial Marketing

Business experience for each of the individuals listed in the above table is set forth below.

W.G. Jurgensen has been Chairman of the Board and Chief Executive Officer of NFS since January 2001, Chief Executive Officer from August 2000, Chief Executive Officer—Elect from May to August 2000 and a director of NFS since May 2000. He has also been Chief Executive Officer of Nationwide Mutual Insurance Company (Nationwide Mutual), Nationwide Mutual Fire Insurance Company (Nationwide Mutual Fire), Nationwide Life Insurance Company (Nationwide Life) and Nationwide Life and Annuity Insurance Company (Nationwide Life and Annuity), since August 2000, Chief Executive Officer—Elect from May to August 2000 and a director of Nationwide Mutual, Nationwide Mutual Fire and Nationwide Life since May 2000. Mr. Jurgensen has been Chairperson of the Board, Chief Executive Officer and a director of Nationwide Life Insurance Company of America and Nationwide Life and Annuity Company of America since October 2002. He also serves as a director of several other companies within Nationwide, which is comprised of NFS, Nationwide Mutual, Nationwide Mutual Fire and all of their respective subsidiaries and affiliates (collectively, Nationwide). Previously, he was Executive Vice President of Bank One Corporation from 1998 to 2000. Mr. Jurgensen was Executive Vice President of First Chicago NBD Corporation and Chairman of FCC National Bank from 1996 to 1998. Mr. Jurgensen has been a director of ConAgra Foods, Inc., a producer and marketer of food products, since August 2002.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Joseph J. Gasper has been President and Chief Operating Officer of NFS since December 1996 and a director of NFS since November 1996. Mr. Gasper has been President and Chief Operating Officer and a director of Nationwide Life and Nationwide Life and Annuity since April 1996. Mr. Gasper has been Vice Chairperson of the Board and a director of Nationwide Life Insurance Company of America and Nationwide Life and Annuity Company of America since October 2002. He also serves as a director of several other Nationwide companies. Previously, he was Executive Vice President—Property and Casualty Operations of Nationwide Mutual and Nationwide Life from April 1995 to April 1996. He was Senior Vice President—Property and Casualty Operations of Nationwide Mutual and Nationwide Life from September 1993 to April 1995. Prior to that time, Mr. Gasper held various management positions in other Nationwide companies.

Galen R. Barnes has been Executive Vice President of NFS since December 1996. Mr. Barnes has been Director, President and Chief Operating Officer of Nationwide Mutual Insurance Company, Nationwide Mutual Fire Insurance Company, Nationwide Property and Casualty Insurance Company and Nationwide General Insurance Company since April 1999. He also serves as a Director of several other Nationwide companies. Previously, he was a Director of Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company from May 2001 to May 2002. He served as President of Nationwide Insurance Enterprise from April 1996 to April 1999. He was Director and Vice Chairman of the Wausau Insurance Companies, a Nationwide affiliate, from September 1996 to December 1998; and Director, President and Chief Operating Officer from May 1993 to September 1996. Mr. Barnes was Senior Vice President of Nationwide from May 1993 to April 1996. Prior to that time, Mr. Barnes held several positions within Nationwide.

Patricia R. Hatler has been Executive Vice President, General Counsel and Secretary of NFS since March 2003. She was Senior Vice President, General Counsel and Secretary from May 2000 to March 2003. Ms. Hatler was Senior Vice President and General Counsel from August 1999 to May 2000. She has been Executive Vice President, General Counsel and Secretary of Nationwide since March 2003, Senior Vice President, General Counsel and Secretary from April 2000 to March 2003, and was Senior Vice President and General Counsel from July 1999 to April 2000. Ms. Hatler has been Senior Vice President, General Counsel and Assistant Secretary of Nationwide Life Insurance Company of America and Nationwide Life and Annuity Company of America since October 2002. Prior to that time, she was General Counsel and Corporate Secretary of Independence Blue Cross from 1983 to July 1999.

Richard D. Headley has been Executive Vice President of NFS since August 2000. Previously, he was Executive Vice President—Chief Information Technology Officer of NFS from August 1999 to August 2000 and Senior Vice President—Chief Information Technology Officer of NFS from October 1997 to August 1999. In addition, Mr. Headley has been Executive Vice President of Nationwide since July 2000. Previously, he was Executive Vice President—Chief Information Technology Officer of Nationwide from May 1999 to July 2000 and Senior Vice President—Chief Information Technology Officer of Nationwide from October 1997 to May 1999. Prior to that time, Mr. Headley was Chairman and Chief Executive Officer of Banc One Services Corporation from 1992 to October 1997.

Donna A. James has been Executive Vice President—Chief Administrative Officer of NFS and Nationwide since August 2000. Previously, she was a Director of Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company from May 2001 to May 2002. She was Senior Vice President—Chief Human Resources Officer of NFS from August 1999 to August 2000. She was Senior Vice President—Human Resources of NFS from December 1997 to August 1999. Ms. James was Senior Vice President—Chief Human Resources Officer from May 1999 to July 2000 and Senior Vice President—Human Resources of Nationwide from December 1997 to May 1999. Previously, she was Vice President—Human Resources of Nationwide from July 1996 to December 1997. Previously, Ms. James was Vice President—Assistant to the CEO of Nationwide from March 1996 to July 1996 and Associate Vice President—Assistant to the CEO from May 1994 to March 1996. Prior to that time, Ms. James held several positions within Nationwide.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Michael C. Keller has been Executive Vice President—Chief Information Officer of NFS since August 2001. Mr. Keller has been Executive Vice President—Chief Information Officer of Nationwide since June 2001. Prior to that time, Mr. Keller was Senior Vice President of Bank One from January 1998 to June 2001 and held various management positions with IBM from July 1982 to December 1997.

Douglas C. Robinette has been Executive Vice President of NFS since March 2003. He has also been Executive Vice President of Nationwide since March 2003, Senior Vice President-Claims from November 2000 to March 2003, and is a director/officer of other Nationwide affiliates and subsidiaries. Prior to joining Nationwide in 1986, he was a CPA with KPMG LLP.

Robert A. Rosholt has been Executive Vice President—Finance and Investments of NFS and Nationwide and a Director of Nationwide Life Insurance Company of America and Nationwide Life and Annuity Company of America since October 2002. He also serves as a Director of several other Nationwide companies. Prior to that time, Mr. Rosholt was Executive Vice President and Head of Operations of AON Corporation from September 2000 to October 2002 and held various management positions including CFO, with Bank One Corporation from June 1974 to May 2000.

John R. Cook, Jr. has been Senior Vice President—Chief Communications Officer of NFS since October 1997. Mr. Cook has been Senior Vice President—Chief Communications Officer of Nationwide since May 1997. Previously, Mr. Cook was Senior Vice President—Chief Communications Officer of USAA from July 1989 to May 1997.

David A. Diamond has been Senior Vice President—Corporate Strategy of NFS since May 2002. Mr. Diamond has been Senior Vice President—Corporate Strategy of Nationwide since December 2000. Previously he was Vice President—Corporate Controller of NFS from August 1999 to December 2002, and Vice President—Controller of NFS and Nationwide from August 1996 to August 1999. He was Vice President—Controller of Nationwide Life Insurance Company from October 1993 to August 1996. Prior to that time, Mr. Diamond held several positions within Nationwide.

Philip C. Gath has been Senior Vice President—Chief Actuary—Nationwide Financial of NFS since June 1998. Mr. Gath has been Senior Vice President—Chief Actuary—Nationwide Financial of Nationwide since May 1998. Previously, Mr. Gath was Vice President—Product Manager—Individual Variable Annuity of the Nationwide from July 1997 to May 1998 and Vice President—Individual Life Actuary from August 1989 to July 1997. Prior to that time, Mr. Gath held several positions within Nationwide.

Richard A. Karas has been Senior Vice President—Sales—Financial Services of NFS since December 1996, and of Nationwide since March 1993. He has been a director of Nationwide Life Insurance Company of America and Nationwide Life and Annuity Company of America since October 2002. Previously, he was Vice President—Sales—Financial Services of Nationwide from February 1989 to March 1993. Prior to that time, Mr. Karas held several positions within Nationwide.

Gregory S. Lashutka has been Senior Vice President—Corporate Relations of NFS since January 2000. Mr. Lashutka has been Senior Vice President—Corporate Relations of Nationwide since January 2000. Prior to that time, he was Mayor of the City of Columbus (Ohio) from January 1992 to December 1999.

Brian W. Nocco has been Senior Vice President and Treasurer of NFS since December 2002. Mr. Nocco has been Senior Vice President and Treasurer of Nationwide since April 2001. He was Senior Vice President and Assistant Treasurer of NFS from April 2001 to December 2002. He has been Senior Vice President and Assistant Treasurer of Nationwide Life Insurance Company of America and Nationwide Life and Annuity Company of America since October 2002. Prior to that time, he was Executive Vice President of Imperial Bank and subsidiaries from May 1998 to June 2001. He was Senior Vice President—Chief Compliance Officer with The Chubb Corporation from 1994 to 1998, and Treasurer and Vice President—Finance of Continental Bank Corporation from 1986 to 1994. From 1974 to 1986 he held positions in several companies.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Mark D. Phelan has been Senior Vice President—Technology and Operations of NFS since May 2001. Mr. Phelan has been Senior Vice President—Technology and Operations of Nationwide since December 2000. Prior to that time, he was Executive Vice President of Check Free Corporation from October 1992 to November 1997, Sales Vice President of AT&T Corporation from February 1982 to November 1992 and Operations Manager with IBM Corporation from April 1977 to February 1982.

Mark R. Thresher has been Senior Vice President—Chief Financial Officer of NFS since December 2002. Mr. Thresher has been Senior Vice President—Finance-Nationwide Financial of Nationwide since April 2001. He has been Senior Vice President and Assistant Treasurer and Director of Nationwide Life Insurance Company of America and Nationwide Life and Annuity Company of America since October 2002. Previously, he was Senior Vice President—Finance of NFS from May 1999 to December 2002. He was Vice President—Finance and Treasurer of NFS from February 1997 to May 1999. Mr. Thresher has been Senior Vice President—Chief Financial Officer of Nationwide Life Insurance Company since December 2002 and was Senior Vice President—Finance—Nationwide Financial of Nationwide Life Insurance Company from May 1999 to December 2002. Previously, he was Vice President—Controller of Nationwide Life Insurance Company from August 1996 to May 1999. He was Vice President and Treasurer of NFS from December 1996 to February 1997 and Vice President and Treasurer of Nationwide from June 1996 to August 1996. Prior to that time, Mr. Thresher served as a partner with KPMG LLP from July 1988 to May 1996.

Susan A. Wolken has been Senior Vice President—Product Management and Nationwide Financial Marketing of NFS since May 1999. She was Senior Vice President—Life Company Operations of NFS from June 1997 to May 1999. Ms. Wolken has been Senior Vice President—Product Management and Nationwide Financial Marketing of Nationwide since May 1999. Previously, she was Senior Vice President—Life Company Operations of Nationwide from June 1997 to May 1999. She was Senior Vice President—Enterprise Administration of Nationwide from July 1996 to June 1997. Prior to that time, she was Senior Vice President—Human Resources of Nationwide from April 1995 to July 1996, Vice President—Human Resources of Nationwide from September 1993 to April 1995 and Vice President—Individual Life and Health Operations from October 1989 to September 1993.

ITEM 11    EXECUTIVE COMPENSATION

Information required by this item is set forth from the heading “Executive Compensation and Other Information” on pages 10 through 22 of NFS’ 2002 Proxy Statement and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” on pages 23 and 24 and under the caption “Equity Compensation Plan Information” on page 27 of NFS’ 2002 Proxy Statement and is incorporated herein by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth under the caption “Certain Relationships and Related Transactions” on pages 29 through 33 of NFS’ 2002 Proxy Statement and is incorporated herein by reference.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ITEM 14    CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Consolidated Financial Statements		Page

Report of Management		F-1
Independent Auditors’ Report		F-1
Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000		F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001		F-3
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000		F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000		F-5
Notes to Consolidated Financial Statements		F-6

Financial Statement Schedules		Page

Schedule I	Consolidated Summary of Investments—Other Than Investments in Related Parties as of December 31, 2002	F-61
Schedule II	Condensed Financial Information of Registrant	F-62
Schedule III	Supplementary Insurance Information as of December 31, 2002, 2001 and 2000 and for each of the years then ended	F-66
Schedule IV	Reinsurance as of December 31, 2002, 2001 and 2000 and for each of the years then ended	F-67
Schedule V	Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000	F-68

All other schedules are omitted because they are not applicable or not required, or because the required information has been included in the audited consolidated financial statements or notes thereto.

Exhibit

2.1

Agreement and Plan Merger dated as of August 7, 2001 as amended and restated on July 8, 2002 relating to the Provident acquisition (previously filed as Annex A to the Company’s Registration Statement on Form S-4/A, Commission File Number 333-90200 filed on August 2, 2002, and incorporated herein by reference)

3.1

Form of Restated Certificate of Incorporation of Nationwide Financial Services, Inc. (previously filed as Exhibit 3.1 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

3.2

Form of Restated Bylaws of Nationwide Financial Services, Inc. (previously filed as Exhibit 3.2 to Form S-3, Registration Number 333-102007, filed February 3, 2003, and incorporated herein by reference)

4.1

Form of Indenture relating to the 8.00% senior notes, including the form of Global Note and the form of Definitive Note (previously filed as Exhibit 4.1 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

4.2

Form of Indenture relating to the Junior Subordinated Deferrable Interest Debentures due 2037 of Nationwide Financial Services, Inc. (previously filed as Exhibit 4.1 to Form S-1, Registration Number 333-18533, filed March 5, 1997, and incorporated herein by reference)

4.3

Subordinated Indenture relating to the Junior Subordinated Debentures due 2028 of Nationwide Financial Services, Inc. (previously filed as Exhibit 4.2 to Form 8-K, Commission File No. 1-12785, filed October 23, 1998, and incorporated herein by reference)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Exhibit

4.4

First Supplemental Indenture relating to the Junior Subordinated Debentures due 2028 of Nationwide Financial Services, Inc. (previously filed as Exhibit 4.3 to Form 8-K, Commission File No. 1-12785, filed October 23, 1998, and incorporated herein by reference)

4.5

Senior Indenture dated November 1, 2001 relating to senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed November 16, 2001, and incorporated herein by reference)

4.6

Form of First Supplemental Indenture relating to the 6.25% senior notes (previously filed as Exhibit 4.2 to Form 8-K, Commission File Number 1-12785, filed November 16, 2001, and incorporated herein by reference)

4.7

Second Supplemental Indenture relating to the 5.90% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed June 24, 2002, and incorporated herein by reference)

4.8

Third Supplemental Indenture relating to the 5.265% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed February 13, 2003, and incorporated herein by reference)

10.1

Form of Intercompany Agreement among Nationwide Mutual Insurance Company, Nationwide Corporation and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.1 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.2

Form of Tax Sharing Agreement among Nationwide Mutual Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance Company (previously filed as Exhibit 10.2 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.2.1

First Amendment to the Tax Sharing Agreement among Nationwide Mutual Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance Company (previously filed as Exhibit 10.2.1 to Form 10-K, Commission File No. 1-12785, filed March 31, 1998, and incorporated herein by reference)

10.2.2

Second Amendment to the Tax Sharing Agreement among Nationwide Mutual Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance Company (previously filed as Exhibit 10.2.2 to Form 10-K, Commission File No. 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.2.3

Third Amendment to the Tax Sharing Agreement among Nationwide Mutual Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Mutual Insurance Company (previously filed as Exhibit 10.2.3 to Form 10-K, Commission File No. 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.3	Form of Amended and Restated Cost Sharing Agreement among parties named therein

10.4

Modified Coinsurance Agreement between Nationwide Life Insurance Company and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.4 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Exhibit

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

10.10

Form of Amended and Restated Nationwide Office of Investments Incentive Plan (previously filed as Exhibit 10.10 to Form 10-Q, Commission File No. 1-12785, filed November 13, 2001, and incorporated herein by reference)

10.11

Nationwide Insurance Excess Benefit Plan effective as of December 31, 1996 (previously filed as Exhibit 10.11 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.12

Restated Nationwide Insurance Retirement Plan effective as of January 1, 2002 (previously filed as Exhibit 10.12 to Form 10-K, Commission File No. 1-12785, filed May 13, 2002, and incorporated herein by reference)

10.12.1

Nationwide Insurance Supplemental Retirement Plan effective as of December 31, 1996 (previously filed as Exhibit 10.12 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Exhibit

10.13	Nationwide Salaried Employees Severance Pay Plan (previously filed as Exhibit 10.13 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.14

Nationwide Insurance Supplemental Defined Contribution Plan effective as of January 1, 1996 (previously filed as Exhibit 10.14 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.15

General Description of Nationwide Insurance Individual Deferred Compensation Program (previously filed as Exhibit 10.15 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.16

General Description of Nationwide Mutual Insurance Company Directors Deferred Compensation Program (previously filed as Exhibit 10.16 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.18

Amended and Restated Nationwide Financial Services, Inc. Stock Retainer Plan for Non-Employee Directors (previously filed as Exhibit 10.18 to Form 10-K, Commission File No. 1-12785, filed March 29, 2002, and incorporated herein by reference)

10.19

Investment Agency Agreement between Nationwide Cash Management Company and Nationwide Financial Services, Inc. and certain subsidiaries of Nationwide Financial Services, Inc. (previously filed as Exhibit 10.19 to Form 10-K, Commission File No. 1-12785, filed March 29, 2000, and incorporated herein by reference)

10.20

Master Repurchase Agreement between Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and Nationwide Mutual Insurance Company and certain of its Subsidiaries and affiliates (previously filed as Exhibit 10.20 to Form 10-K, Commission File No.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Exhibit

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

10.29.1	Form of Amendment of Employment Agreement, effective August 29, 2002, between Nationwide Mutual Insurance Company and Robert Oakley

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

10.33.1	Form of Amendment of Employment Agreement, effective August 28, 2002, between Nationwide Financial Services Inc. and Joseph Gasper

10.34

Form of Retention Agreement, dated July 1, 2000, between Nationwide Financial Services, Inc. and Joseph Gasper (previously filed as Exhibit 10.34 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.35

Form of Employee Leasing Agreement, dated July 1, 2000, between Nationwide Mutual Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.35 to Form 10-Q, Commission File Number 1-12785, filed May 11, 2001, and incorporated herein by reference)

10.36

Form of Employment Agreement, dated June 4, 2001, between Nationwide Mutual Insurance Company and Michael C. Keller (previously filed as Exhibit 10.36 to Form 10-Q, Commission File Number 1-12785, filed August 10, 2001, and incorporated herein by reference)

10.37

Nationwide Financial Services, Inc. Senior Executive Incentive Plan (previously filed as Exhibit 10.37 to Form 10-Q, Commission File Number 1-12785, filed August 10, 2001, and incorporated herein by reference)

10.38

General Description of Nationwide Economic Value Incentive Plan (previously filed as Exhibit 10.38 to Form 10-K, Commission File No. 1-12785, filed March 29, 2002, and incorporated herein by reference)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Exhibit

10.39

Form of Exchange Agreement between Nationwide Financial Services, Inc. and Nationwide Corporation dated as of May 22, 2002. (previously filed as Exhibit 10.39 to Form 10-Q, Commission File No. 1-12785, filed August 14, 2002, and incorporated herein by reference)

10.40

Form of Marketing and Support Services Agreement between Nationwide Financial Services, Inc. and Gartmore Global Investments, Inc. dated as of June 28, 2002. (previously filed as Exhibit 10.40 to Form 10-Q, Commission File No. 1-12785, filed August 14, 2002, and incorporated herein by reference)

12	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP, Independent Auditors

99.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Mark R. Thresher pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

All other exhibits referenced by Item 601 of Regulation S-K are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORTS ON FORM 8-K:

On November 15, 2002, NFS filed a Current Report on Form 8-K announcing the election of Mark R. Thresher as Senior Vice President—Chief Financial Officer.

On December 4, 2002, NFS filed a Current Report on Form 8-K in connection with Moody’s announcement of the lowering of the ratings on NFS’ senior debt. Moody’s also upgraded the insurance financial strength ratings of Nationwide Provident.

On December 27, 2002, NFS filed a Current Report on Form 8-K announcing S&P’s preliminary ratings on the $1.5 billion universal shelf of NFS.
On January 8, 2003, NFS filed a Current Report on Form 8-K announcing A.M. Best’s indicative ratings on the $1.5 billion universal shelf of NFS.
On January 27, 2003, NFS filed a Current Report on Form 8-K announcing Moody’s ratings on the $1.5 billion universal shelf of NFS.

On January 31, 2003, NFS filed a Current Report on Form 8-K to provide updated financial information related to Provident Mutual Life Insurance Company (Provident) and pro forma information related to NFS’ acquisition of Provident.

On February 4, 2003, NFS filed a Current Report on Form 8-K in connection with the release of quarterly earnings results.
On February 10, 2003 NFS filed a Current Report on Form 8-K/A to amend the Form 8-K of NFS filed on January 31, 2003.
On February 13, 2003, NFS filed a Current Report on Form 8-K to file certain exhibits related to the $200.0 million aggregate principal amount of its 5.625% Senior Notes due 2015.

On February 24, 2003, NFS filed a Current Report on Form 8-K in connection with the issuance of a press release reporting a verdict against its subsidiary, Nationwide Retirement Solutions, in a case involving Monumental Life Insurance Company.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

By

W.G. Jurgensen, Chief Executive Officer and Chairman of the Board

Date: March 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W.G. JURGENSEN	March 14, 2003	/S/ JOSEPH J. GASPER	March 5, 2003
W. G. Jurgensen, Chief Executive Officer, Chairman of the Board and Director	Date	Joseph J. Gasper, President, Chief Operating Officer and Director	Date

/s/ JOSEPH A. ALUTTO	March 5, 2003	/s/ JAMES G. BROCKSMITH, JR.	March 5, 2003
Joseph A. Alutto, Director	Date	James G. Brocksmith, Jr., Director	Date

/s/ HENRY S. HOLLOWAY	March 5, 2003	/s/ LYDIA MICHEAUX MARSHALL	March 5, 2003
Henry S. Holloway, Director	Date	Lydia Micheaux Marshall, Director	Date

/s/ DONALD L. MCWHORTER	March 5, 2003	/s/ DAVID O. MILLER	March 5, 2003
Donald L. McWhorter, Director	Date	David O. Miller, Director	Date

/s/ JAMES F. PATTERSON	March 5, 2003	/s/ GERALD D. PROTHRO	March 5, 2003
James F. Patterson, Director	Date	Gerald D. Prothro, Director	Date

/s/ ARDEN L. SHISLER	March 5, 2003	/s/ ALEX SHUMATE	March 5, 2003
Arden L. Shisler, Director	Date	Alex Shumate, Director	Date

/s/ MARK R. THRESHER	March 14, 2003
Mark R. Thresher, Senior Vice President—Chief Financial Officer	Date

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CERTIFICATIONS

I, W.G. Jurgensen, Chief Executive Officer of Nationwide Financial Services, Inc., certify that:

1.	I have reviewed this Annual Report on Form 10-K of Nationwide Financial Services, Inc.;
2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;
3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and
c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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
6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

Name: W.G. Jurgensen Title: Chief Executive Officer

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

I, Mark R. Thresher, Chief Financial Officer of Nationwide Financial Services, Inc., certify that:

1.	I have reviewed this Annual Report on Form 10-K of Nationwide Financial Services, Inc.;
2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;
3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and
c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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
6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

Name: Mark R. Thresher Title: Chief Financial Officer

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

KPMG LLP, independent auditors, performed an audit of the Company’s consolidated financial statements. Management has made available to KPMG LLP all of the Company’s financial records and related data.

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

Management also recognizes its responsibility for fostering a strong ethical business environment that ensures the Company’s affairs are conducted according to the highest standards of professional conduct, honesty and integrity. The Company’s Code of Conduct and Business Practices, which is periodically distributed to all employees, reflects this responsibility. The code addresses the necessity of ensuring open communication within the Company; potential conflicts of interest; marketing practices; compliance with all laws, including those relating to financial disclosure; and the confidentiality of proprietary information. The Company’s Office of Ethics and Business Practices is responsible for raising employee awareness of the Company’s code, and serves as a confidential resource for inquiries and reporting.

The Audit Committee of the Board of Directors of the Company, composed of non-employee directors, meets periodically with the external and internal auditors, jointly and separately, to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to assure their independence and free access to the Audit Committee.

Mark R. Thresher

Senior Vice President—Chief Financial Officer

January 30, 2003

Independent Auditors’ Report

The Board of Directors

Nationwide Financial Services, Inc.:

We have audited the consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries (collectively the “Company”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Financial Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company changed its methods of accounting for derivative instruments and hedging activities, and for purchased or retained interests in securitized financial assets in 2001.

Columbus, Ohio

January 30, 2003, except for Note 27, as to which the date is February 24, 2003

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,

(in millions, except per share amounts)	2002	2001	2000

Revenues:
Policy charges	$1,028.4	$1,019.1	$1,092.2
Life insurance premiums	302.3	251.1	240.0
Net investment income	1,918.8	1,736.8	1,661.9
Net realized (losses) gains on investments, hedging instruments and hedged items:
Unrelated parties	(111.5)	(57.5)	(24.9)
Related parties	23.2	44.4	-
Other	126.6	76.6	81.7

	3,287.8	3,070.5	3,050.9

Benefits and expenses:
Interest credited to policyholder account values	1,275.8	1,248.8	1,183.9
Other benefits and claims	374.8	279.8	241.6
Policyholder dividends on participating policies	63.5	41.7	44.5
Amortization of deferred policy acquisition costs	678.1	348.1	351.6
Amortization of value of business acquired	15.2	-	-
Interest expense on debt and capital and preferred securities of subsidiary trusts	76.8	54.9	48.5
Other operating expenses	670.1	529.0	558.4

	3,154.3	2,502.3	2,428.5

Income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	133.5	568.2	622.4
Federal income tax (benefit) expense	(7.3)	143.9	187.3

Income from continuing operations before cumulative effect of adoption of accounting principles	140.8	424.3	435.1
Discontinued operations, net of tax	3.4	(4.4)	(0.2)
Cumulative effect of adoption of accounting principles, net of tax	-	(7.1)	-

Net income	$144.2	$412.8	$434.9

Income from continuing operations before cumulative effect of adoption of accounting principles per common share:
Basic	$1.06	$3.29	$3.38
Diluted	$1.06	$3.28	$3.38
Net income per common share:
Basic	$1.09	$3.20	$3.38
Diluted	$1.09	$3.20	$3.38
Weighted average common shares outstanding:
Basic	132.4	128.9	128.7
Diluted	132.6	129.2	128.9

See accompanying notes to consolidated financial statements, including note 19 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

(in millions, except per share amounts)	2002	2001

Assets:
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $26,674.8 in 2002; $18,135.8 in 2001)	$27,754.2	$18,548.3
Equity securities (cost $149.7 in 2002; $143.2 in 2001)	134.7	150.5
Mortgage loans on real estate, net	8,486.5	7,113.1
Real estate, net	145.6	172.0
Policy loans	986.4	592.7
Other long-term investments	205.0	125.0
Short-term investments, including amounts managed by a related party	1,420.1	1,112.8

	39,132.5	27,814.4

Cash	21.7	65.0
Accrued investment income	402.4	309.7
Deferred policy acquisition costs	3,026.9	3,213.7
Value of business acquired	569.3	-
Other intangible assets	58.7	-
Goodwill	399.4	130.0
Other assets	1,601.1	781.4
Assets held in separate accounts	50,348.3	59,646.7

	$95,560.3	$91,960.9

Liabilities and Shareholders’ Equity:
Future policy benefits and claims	$36,274.3	$25,491.6
Short-term debt	2.7	100.0
Long-term debt	897.6	597.0
Other liabilities	3,294.1	2,382.3
Liabilities related to separate accounts	50,348.3	59,646.7

	90,817.0	88,217.6

Commitments and contingencies (notes 16, 21 and 22)
NFS-obligated mandatorily redeemable capital and preferred securities of subsidiary trusts holding solely junior subordinated debentures of NFS	300.0	300.0

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 50.0 shares; no shares issued and outstanding	-	-
Class A common stock, $0.01 par value. Authorized 750.0 shares; 65.4 and 24.1 shares issued and 56.2 and 24.1 shares outstanding, respectively.	0.6	0.2
Class B common stock, $0.01 par value. Authorized 750.0 shares; 95.6 and 104.7 shares issued and outstanding, respectively	1.0	1.0
Additional paid-in capital	1,606.8	646.5
Retained earnings	2,688.4	2,598.8
Accumulated other comprehensive income	400.3	202.5
Treasury stock	(245.1)	(0.2)
Other, net	(8.7)	(5.5)

	4,443.3	3,443.3

	$95,560.3	$91,960.9

See accompanying notes to consolidated financial statements, including note 19 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Other, net	Total shareholders’ equity

Balance as of December 31, 1999	$0.2	$1.0	$634.9	$1,867.4	$(15.5)	$(0.5)	$(0.4)	$2,487.1
Comprehensive income:
Net income	-	-	-	434.9	-	-	-	434.9
Net unrealized gains on securities available-for-sale arising during the year, net of tax	-	-	-	-	130.0	-	-	130.0

Total comprehensive income						-		564.9

Cash dividends declared	-	-	-	(59.2)	-	-	-	(59.2)
Other, net	-	-	5.9	2.4	-	0.2	(3.8)	4.7

Balance as of December 31, 2000	0.2	1.0	640.8	2,245.5	114.5	(0.3)	(4.2)	2,997.5

Comprehensive income:
Net income	-	-	-	412.8	-	-	-	412.8
Net unrealized gains on securities available-for-sale arising during the year, net of tax	-	-	-	-	98.2	-	-	98.2
Cumulative effect of adoption of accounting principles, net of tax	-	-	-	-	(1.4)	-	-	(1.4)
Accumulated net losses on cash flow hedges, net of tax	-	-	-	-	(8.8)	-	-	(8.8)

Total comprehensive income						-		500.8

Cash dividends declared	-	-	-	(61.9)	-	-	-	(61.9)
Other, net	-	-	5.7	2.4	-	0.1	(1.3)	6.9

Balance as of December 31, 2001	0.2	1.0	646.5	2,598.8	202.5	(0.2)	(5.5)	3,443.3

Comprehensive income:
Net income	-	-	-	144.2	-	-	-	144.2
Net unrealized gains on securities available-for-sale arising during the year, net of tax	-	-	-	-	187.1	-	-	187.1
Accumulated net gains on cash flow hedges, net of tax	-	-	-	-	10.7	-	-	10.7

Total comprehensive income								342.0

Cash dividends declared	-	-	-	(70.5)	-	-	-	(70.5)
Exchange of subsidiaries for shares of NFS stock held by a related party	0.1	-	110.4	-	-	(245.0)	-	(134.5)
Issuance of Class A common stock in connection with the Nationwide Provident acquisition	0.3	-	841.4	-	-	-	-	841.7
Other, net	-	-	8.5	15.9	-	0.1	(3.2)	21.3

Balance as of December 31, 2002	$0.6	$1.0	$1,606.8	$2,688.4	$400.3	$(245.1)	$(8.7)	$4,443.3

See accompanying notes to consolidated financial statements, including note 19 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

(in millions)	2002	2001	2000

Cash flows from operating activities:
Net income	$144.2	$412.8	$434.9
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(3.4)	4.4	0.2
Interest credited to policyholder account values	1,275.8	1,248.8	1,183.9
Capitalization of deferred policy acquisition costs	(695.0)	(762.6)	(784.9)
Amortization of deferred policy acquisition costs	678.1	348.1	351.6
Amortization and depreciation	36.7	(17.3)	(1.3)
Realized losses (gains) on investments, hedging instruments and hedged items:
Unrelated parties	111.5	57.5	24.9
Related parties	(23.2)	(44.4)	-
Cumulative effect of adoption of accounting principles	-	10.9	-
Increase in accrued investment income	(18.6)	(57.2)	(13.8)
Increase in other assets	(597.2)	(284.7)	(90.7)
Increase (decrease) in policy liabilities	64.5	33.0	(0.3)
Increase in other liabilities	470.8	297.2	228.0
Other, net	34.4	8.3	22.1

Net cash provided by continuing operations	1,478.6	1,254.8	1,354.6
Net cash provided by (used in) discontinued operations	3.4	1.4	(7.6)

Net cash provided by operating activities	1,482.0	1,256.2	1,347.0

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	4,095.1	3,933.9	2,988.7
Proceeds from sale of securities available-for-sale	1,610.1	498.2	604.4
Proceeds from repayments of mortgage loans on real estate	1,029.3	1,204.4	911.7
Proceeds from sale of real estate	56.8	29.1	18.7
Proceeds from sale of limited partnership to related parties	54.5	158.9	-
Proceeds from repayments of policy loans and sale of other invested assets	66.3	68.9	79.3
Cost of securities available-for-sale acquired	(10,381.8)	(7,246.7)	(3,547.7)
Cost of mortgage loans on real estate acquired	(1,835.7)	(2,123.1)	(1,318.0)
Short-term investments, net	(242.4)	(574.6)	(64.2)
Acquisition of subsidiaries, net of cash acquired	(324.0)	-	-
Disposal of subsidiaries, net of cash	(48.6)	-	-
Collateral—securities lending, net	158.9	791.6	-
Other, net	(331.6)	(193.3)	(279.4)

Net cash used in continuing operations	(6,093.1)	(3,452.7)	(606.5)
Net cash provided by discontinued operations	-	10.5	44.0

Net cash used in investing activities	(6,093.1)	(3,442.2)	(562.5)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	296.0	298.6	-
Net change in short-term debt	(97.3)	(18.7)	118.7
Cash dividends paid	(66.3)	(61.9)	(56.7)
Increase in investment and universal life insurance product account values	6,785.4	6,186.6	4,517.0
Decrease in investment and universal life insurance product account values	(2,350.5)	(4,220.1)	(5,325.6)
Other, net	0.5	3.8	2.3

Net cash provided by (used in) financing activities	4,567.8	2,188.3	(744.3)

Net (decrease) increase in cash	(43.3)	2.3	40.2
Cash, beginning of year	65.0	62.7	22.5

Cash, end of year	$21.7	$65.0	$62.7

See accompanying notes to consolidated financial statements, including note 19 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000

(1)    ORGANIZATION AND DESCRIPTION OF BUSINESS

Nationwide Financial Services, Inc. (NFS) is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of Nationwide, including Nationwide Life Insurance Company of America (NLICA, or Nationwide Provident together with its subsidiaries) effective October 1, 2002 (see note 3). NFS and its subsidiaries are collectively referred to as the Company. The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans and other investment products sold to institutions, and life insurance. As described more fully in note 19, on May 22, 2002, NFS entered into transactions to exchange its equity interests in its domestic asset management operations for shares of its common stock. The accompanying consolidated financial statements and related notes reflect this business as discontinued operations. The Company sells its products through a diverse network of distribution channels, including independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists, Nationwide Retirement Solutions, The 401(k) Company, Nationwide Provident agents and Nationwide agents.

The 56.2 million shares of Class A common stock outstanding as of December 31, 2002 are publicly held and were primarily issued through NFS’ initial public offering completed in March 1997 and in conjunction with the acquisition of NLICA in October 2002. The Class A shares represent 37.0% of the equity ownership in NFS and 5.6% of the combined voting power of NFS’ Class A and Class B common stock. Nationwide Corporation (Nationwide Corp.) owns all of the outstanding shares of Class B common stock, which represents the remaining 63.0% equity ownership and 94.4% of the combined voting power of the shareholders of NFS. Nationwide Corp. is a majority owned subsidiary of Nationwide Mutual Insurance Company (NMIC).

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP), which differ from statutory accounting practices. The statutory financial statements of the Company’s insurance subsidiaries are presented on the basis of accounting practices prescribed or permitted by the department of insurance of the state of domicile. Each of the states in which the Company’s insurance companies are domiciled has adopted the National Association of Insurance Commissioners (NAIC) statutory accounting practices (NAIC SAP) as the basis of its statutory accounting practices. The Company’s insurance subsidiaries have no statutory accounting practices that differ from NAIC SAP. See also note 18.

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

The most significant estimates include those used in determining deferred policy acquisition costs (DAC) for investment products and universal life insurance products, the value of business acquired (VOBA), valuation allowances for mortgage loans on real estate, impairment losses on other investments and federal income taxes. Although some variability is inherent in these estimates, management believes the amounts provided are appropriate.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(a)    CONSOLIDATION POLICY

The consolidated financial statements include the accounts of NFS and companies in which NFS directly or indirectly has a controlling interest. All significant intercompany balances and transactions have been eliminated.

(b)    VALUATION OF INVESTMENTS, INVESTMENT INCOME AND RELATED GAINS AND LOSSES

The Company is required to classify its fixed maturity securities and equity securities as held-to-maturity, available-for-sale or trading. The Company classifies fixed maturity and equity securities as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of adjustments to DAC, VOBA, future policy benefits and claims, and deferred federal income tax, reported as a separate component of accumulated other comprehensive income (AOCI) in shareholders’ equity. The adjustments to DAC and VOBA represent the changes in amortization of DAC and VOBA that would have been required as a charge or credit to operations had such unrealized amounts been realized and allocated to the product lines. The adjustment to future policy benefits and claims represents the increase in policy reserves from using a lower discount rate that would have been required if such unrealized gains been realized and the proceeds reinvested at lower market interest rates.

Management regularly reviews its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security’s fair value has been below amortized cost/cost, and by how much, and specific credit issues related to the issuer, and current economic conditions. Also, the Company estimates the cash flows over the life of certain purchased beneficial interests in securitized financial assets. Based on current information and events, if the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized and the purchased beneficial interest is written down to fair value. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment.

For mortgage-backed securities, the Company recognizes income using a constant effective yield method based on prepayment assumptions and the estimated economic life of the securities. When estimated prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments; any resulting adjustment is included in net investment income. All other investment income is recorded on the accrual basis.

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

(c)    DERIVATIVE INSTRUMENTS

Derivatives are carried at fair value. On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign currency fair value or cash flow hedge (foreign currency hedge) or a non-hedge transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for entering into various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used for hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

The Company may enter into “receive fixed/pay variable” interest rate swaps to hedge existing floating rate assets or to hedge cash flows from the anticipated purchase of investments. These derivative instruments are classified as cash flow hedges and are carried at fair value, with the offset recorded in AOCI to the extent the hedging relationship is effective. The ineffective portion of the hedging relationship

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

is recorded in realized gains and losses on investments, hedging instruments and hedged items. Gains and losses on cash flow derivative instruments are reclassified out of AOCI and recognized in earnings over the same period(s) that the hedged item affects earnings.

Amounts receivable or payable under interest rate and foreign currency swaps are recognized as an adjustment to net investment income or interest credited to policyholder account values consistent with the nature of the hedged item, except for interest rate swaps hedging the anticipated sale of investments where amounts receivable or payable under the swaps are recorded as realized gains and losses on investments, hedging instruments and hedged items, and except for interest rate swaps hedging the anticipated purchase of investments where amounts receivable or payable under the swaps are recorded in AOCI to the extent the hedging relationship is effective.

From time to time, the Company may enter into a derivative transaction that will not qualify for hedge accounting. These include basis swaps (receive one variable rate, pay another variable rate) to hedge variable rate assets or foreign-denominated liabilities and credit default swaps. These instruments are carried at fair value, with changes in fair value recorded in realized gains and losses on investments, hedging instruments and hedged items.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, or is sold, terminated or exercised, the derivative is dedesignated as a hedging instrument because it is probable that a forecasted transaction will not occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the Company continues to carry the derivative on the consolidated balance sheet at its fair value, and no longer adjusts the hedged item for changes in fair value. The adjustment of the carrying amount of the hedged item is accounted for in the same manner as other components of the carrying amount of that item. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company continues to carry the derivative on the consolidated balance sheet at its fair value, removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the consolidated balance sheet and recognizes any gain or loss in net realized gains and losses on investments, hedging instruments and hedged items. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the consolidated balance sheet at fair value and gains and losses that were accumulated in AOCI are recognized immediately in realized gains and losses on investments, hedging instruments and hedged items. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the consolidated balance sheet and recognizes any changes in fair value in net realized gains and losses on investments, hedging instruments and hedged items.

Prior to the January 1, 2001 adoption of SFAS 133, defined in note 2(n), provided they met specific criteria, interest rate and foreign currency swaps and futures were considered hedges and accounted for under the accrual and deferral method, respectively. Amounts receivable or payable under interest rate and foreign currency swaps were recognized as an adjustment to net investment income or interest credited to policyholder account values consistent with the nature of the hedged item. Changes in the fair value of interest rate swaps were not recognized on the consolidated balance sheet, except for interest rate swaps designated as hedges of fixed maturity securities available-for-sale, for which changes in fair values were

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

reported in AOCI. Gains and losses on foreign currency swaps were recorded in earnings based on the related spot foreign exchange rate at the end of the reporting period. Gains and losses on these contracts offset those recorded as a result of translating the hedged foreign currency denominated liabilities and investments to U.S. dollars.

(d)    REVENUES AND BENEFITS

Investment Products and Universal Life Insurance Products: Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance and other interest-sensitive life insurance policies. Revenues for investment products and universal life insurance products consist of net investment income, asset fees, cost of insurance, policy administration and surrender charges that have been earned and assessed against policy account balances during the period. The timing of revenue recognition as it relates to fees assessed on investment contracts and universal life contracts is determined based on the nature of such fees. Asset fees, cost of insurance and policy administration charges are assessed on a daily or monthly basis and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender of a contract in accordance with contractual terms. Policy benefits and claims that are charged to expense include interest credited to policy account values and benefits and claims incurred in the period in excess of related policy account values.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

DAC models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s policy regarding the reversion to the mean process does not permit such returns to be below zero percent or in excess of 15 percent during the three-year reversion period.

Changes in assumptions can have a significant impact on the amount of DAC reported for investment products and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense (DAC unlocking), which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

Due to the magnitude of the DAC asset related to the individual variable annuity business, the sensitivity of the calculation to minor changes in the underlying assumptions and the related volatility that could result in the reported DAC balance without meaningful improvement in its reasonableness, the Company evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. Should the recorded balance of individual variable annuity DAC fall outside of these parameters for a prescribed period of time, or should the recorded balance fall outside of these parameters and the Company determines it is not reasonably possible to get back within this period of time, assumptions are required to be unlocked and the DAC is recalculated using revised best estimate assumptions. Otherwise, DAC on individual variable annuity business is not unlocked to reflect updated assumptions. In the event DAC assumptions are unlocked and revised, the Company will continue to use the reversion to the mean process.

For other investment products and universal life insurance products, DAC is unlocked each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently as a charge or credit to DAC amortization expense.

For traditional life insurance products, DAC is predominantly being amortized with interest over the premium-paying period of the related policies in proportion to the ratio of actual annual premium revenue to the anticipated total premium revenue. Such anticipated premium revenue is estimated using the same assumptions as those used for computing liabilities for future policy benefits at issuance. Under existing accounting guidance, the concept of DAC unlocking does not apply to traditional life insurance products, although evaluations of DAC for recoverability at the time of policy issuance and loss recognition testing at each reporting period are required.

(f)    VALUE OF BUSINESS ACQUIRED AND OTHER INTANGIBLE ASSETS

As a result of the acquisition of Nationwide Provident (see note 3) and the application of purchase accounting, the Company reports separate intangible assets representing VOBA and the value of all other identified intangible assets.

VOBA reflects the estimated fair value of the business in-force and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts existing as of the closing date of the Nationwide Provident merger. The value assigned to VOBA is supported by an independent valuation study that was commissioned by the Company and executed by a team of qualified valuation experts, including actuarial consultants. The expected future cash flows used in determining such value were based on actuarially determined projections, by each major line of business, of future policy and contract charges, premiums, mortality and morbidity, separate

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

account performance, surrenders, changes in reserves, operating expenses, investment income and other factors. These projections took into account all known or expected factors at the valuation date, based on the judgment of management. The actual experience on purchased business may vary from projections due to differences in renewal premiums, investment spreads, investment gains or losses, mortality and morbidity costs, or other factors.

Intangible assets include Nationwide Provident’s career agency force, independent agency force, retirement services distribution channel, state licenses and certain other contracts and relationships. These intangible assets have been assigned values using various methodologies, including present value of projected future cash flows, analysis of similar transactions that have occurred or could be expected to occur in the market, and replacement or reproduction cost. Other factors considered in the valuation include the relative risk profile of the asset, the deterioration of the economic life, and the enhancement to other associated assets. The valuation of these intangible assets is supported by an independent valuation study that was commissioned by the Company and executed by qualified valuation experts.

The use of discount rates was necessary to establish fair values of VOBA and other intangible assets. In selecting the appropriate discount rates, management considered its weighted average cost of capital as well as the weighted average cost of capital required by market participants. In addition, consideration was given to the perceived risk of the assets acquired, which includes a variety of factors, including the expected growth and competitive profile of the life insurance market and the nature of the assumptions used in the valuation process. An after-tax discount rate of 11.0% was used to value VOBA, while after-tax discount rates ranging from 11.0% to 12.5% were used to value the other intangible assets.

Amortization of VOBA occurs with interest over the anticipated lives of the major lines of business (ranging from 13 to 30 years) in relation to estimated gross profits, gross margins or premiums, as appropriate. If estimated gross profits, gross margins or premiums differ from expectations, the amortization of VOBA is adjusted on a retrospective or prospective basis, as appropriate. The VOBA asset related to investment products and universal life insurance products is also adjusted for the impact of net unrealized gains and losses on securities available-for-sale had such gains and losses been realized and allocated to the product lines as described in note 2(b). Each year, the recoverability of VOBA is evaluated and if the evaluation indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business acquired, is insufficient to recover VOBA, the difference is charged to expense as accelerated amortization of VOBA.

The other identified intangible assets with finite lives are amortized over their estimated useful lives, which range from 5 to 22 years, primarily based on the cash flows generated by these assets.

(g)    CLOSED BLOCK

In connection with the sponsored demutualization of Provident Mutual Life Insurance Company (Provident) (see note 3), immediately prior to its acquisition by the Company, Provident established a closed block for the benefit of certain classes of individual participating policies that had a dividend scale payable in 2001. Assets were allocated to the closed block in an amount that produces cash flows which, together with anticipated revenues from closed block business, is reasonably expected to be sufficient to provide for (a) payment of policy benefits, specified expenses and taxes and (b) the continuation of dividends throughout the life of the Provident policies included in the closed block based upon the dividend scales payable for 2001, if the experience underlying such dividend scales continues.

Assets allocated to the closed block inure solely to the benefit of the holders of the policies included in the closed block and will not revert to the benefit of the Company. No reallocation, transfer, borrowing, or lending of assets can be made between the closed block and other portions of the Company’s general

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

account, any of its separate accounts, or any affiliate of the Company without the approval of the Insurance Department of the Commonwealth of Pennsylvania. The closed block will remain in effect as long as any policy in the closed block is in-force.

If, over time, the aggregate performance of the closed block assets and policies is better than was assumed in funding the closed block, dividends to policyholders will be increased. If, over time, the aggregate performance of the closed block assets and policies is less favorable than was assumed in the funding, dividends to policyholders could be reduced. Should the closed block have insufficient funds to make guaranteed policy benefit payments, such payments will be made from the Company’s assets outside of the closed block.

The assets and liabilities allocated to the closed block are recorded in the Company’s consolidated financial statements on the same basis as other similar assets and liabilities. The carrying amount of closed block liabilities in excess of the carrying amount of closed block assets at the date Provident was acquired by the Company, adjusted to eliminate the impact of related amounts in accumulated other comprehensive income, represents the maximum future earnings from the assets and liabilities designated to the closed block that can be recognized in income, for the benefit of stockholders, over the period the policies in the closed block remain in-force.

If actual cumulative earnings exceed expected cumulative earnings, the expected earnings are recognized in income. This is due to the excess cumulative earnings over expected cumulative earnings, which represents undistributed accumulated earnings attributable to policyholders, being recorded as a policyholder dividend obligation. Therefore, the excess will be paid to closed block policyholders as an additional policyholder dividend in the future unless it is otherwise offset by future performance of the closed block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, actual earnings will be recognized in income.

The principal cash flow items that affect the amount of closed block assets and liabilities are premiums, net investment income, purchases and sales of investments, policyholder benefits, policyholder dividends, premium taxes and income taxes. The principal income and expense items excluded from the closed block are management and maintenance expenses, commissions, net investment income and realized investment gains and losses on investments held outside of the closed block that support the closed block business, all of which enter into the determination of total gross margins of closed block policies for the purpose of the amortization of VOBA.

(h)    SEPARATE ACCOUNTS

Separate account assets and liabilities represent contractholders’ funds, which have been segregated into accounts with specific investment objectives. Separate account assets are recorded at market value. The investment income and gains or losses of these accounts accrue directly to the contractholders. For certain contracts offered through separate accounts, the Company guarantees the contractholder a minimum return. The activity of the separate accounts is not reflected in the consolidated statements of income and cash flows except for the fees the Company receives. Such fees are assessed on a daily or monthly basis and recognized as revenue when assessed and earned.

(i)    FUTURE POLICY BENEFITS

The liability for future policy benefits for investment products in the accumulation phase, universal life insurance and variable universal life insurance policies is the policy account balance, which represents participants’ net premiums and deposits plus investment performance and interest credited less applicable contract charges.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The liability for future policy benefits for traditional life insurance policies has been calculated by the net level premium method using interest rates varying from 2.0% to 10.5% and estimates of mortality, morbidity, investment yields and withdrawals which were used or which were being experienced at the time the policies were issued.

The liability for future policy benefits for payout annuities has been calculated using the present value of future benefits and maintenance costs discounted using interest rates varying from 3.0% to 13.0%. Also, as of December 31, 2002, the calculated reserve was adjusted to reflect the incremental reserve that would be required if unrealized gains and losses had been realized and therefore resulted in the use of a lower discount rate, as discussed in note 2(b).

(j)    PARTICIPATING BUSINESS

Participating business represented approximately 15% in 2002 (17% in 2001 and 21% in 2000) of the Company’s life insurance in-force, 67% of the number of life insurance policies in force in 2002 (63% in 2001 and 66% in 2000) and 10% of life insurance statutory premiums in 2002 (9% in 2001 and 8% in 2000). The provision for policyholder dividends was based on then current dividend scales and has been included in future policy benefits and claims in the accompanying consolidated balance sheets.

(k)    FEDERAL INCOME TAX

As a result of NFS’ acquisition of Nationwide Provident, as described in note 3, which reduced Nationwide Corp.’s economic ownership in the Company from 79.8% to 63.0%, NFS and its subsidiaries no longer qualify to be included in the NMIC consolidated federal income tax return. The members of the NMIC consolidated federal income tax return group participated in a tax sharing arrangement, which provided, in effect, for each member to bear essentially the same federal income tax liability as if separate tax returns were filed.

As a result of the Nationwide Provident acquisition, under Internal Revenue Code regulations, NFS and its subsidiaries cannot file a life/non-life consolidated federal income tax return until five full years following NFS’ departure from the NMIC consolidated federal income tax return group. Therefore, NFS and its direct non-life insurance company subsidiaries will file a consolidated federal income tax return; NLIC and Nationwide Life and Annuity Insurance Company will file a consolidated federal income tax return; the direct non-life insurance companies under NLIC will file separate federal income tax returns; NLICA and its direct life insurance company subsidiaries will file a consolidated federal income tax return; and the direct non-life insurance companies under NLICA will file a consolidated federal income tax return, until 2008, when NFS expects to be able to file a single consolidated federal income tax return with all of it subsidiaries.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized.

(l)    REINSURANCE CEDED

Reinsurance premiums ceded and reinsurance recoveries on benefits and claims incurred are deducted from the respective income and expense accounts. Assets and liabilities related to reinsurance ceded are reported on a gross basis.

(m)    STOCK COMPENSATION

The Company sponsors the Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) covering selected officers, directors, employees and agents of the Company and certain of its affiliates. The LTEP provides for the grant of any or all of the following types of awards: (i) stock options for shares of Class A common stock; (ii) stock appreciation rights (SARs); (iii) restricted stock; and (iv) performance awards. The LTEP was effective December 11, 1996 and no awards may be granted under the LTEP after December 11, 2006. The number of shares of Class A common stock that may be issued under the LTEP, or as to which SARs or other awards may be granted, currently may not exceed 20.1 million.

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

Stock options granted under the LTEP in 2002, 2001 and 2000 have ten-year terms. For the substantial majority of stock options granted under the LTEP, one third of the options vest and become fully exercisable at the end of each of three years of continued employment or upon retirement. The Company’s stock option activity and related information for the three years ended December 31 is summarized below:

	2002		2001		2000
	Options on Class A common stock	Weighted average exercise price	Options on Class A common stock	Weighted average exercise price	Options on Class A common stock	Weighted average exercise price

Outstanding, beginning of period	3,810,859	$37.32	2,797,836	$34.99	1,623,529	$40.34
Granted	2,132,022	$39.98	1,194,517	$42.62	1,182,542	$27.60
Exercised	(40,245)	$26.66	(50,286)	$27.10	(6,935)	$28.81
Cancelled	(115,734)	$38.36	(131,208)	$39.75	(1,300)	$31.21

Outstanding, end of period	5,786,902	$38.37	3,810,859	$37.32	2,797,836	$34.99

Exercisable, end of period	2,728,202	$37.66	1,512,090	$36.84	868,094	$37.39

Weighted average fair value of options granted during the year		$15.91		$17.94		$11.58

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table summarizes information about employee options outstanding and exercisable as of December 31, 2002.

	Options outstanding			Options currently exercisable
Range of exercise prices	Number	Weighted average remaining contractual lives	Weighted average exercise price	Number	Weighted average exercise price

$23.50 – $31.19	1,781,194	7.64	$27.02	834,182	$26.34
$36.02 – $48.13	4,005,708	7.91	$43.42	1,894,020	$42.64

The fair values of the stock options are estimated on the dates of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000

Risk free interest rate	4.16%	4.88%	6.76%
Dividend yield	1.29%	1.13%	1.46%
Volatility factor	0.435	0.453	0.417
Weighted average expected option life	5 Years	5 Years	5 Years

Had the compensation cost for the employee stock options been determined in accordance with the fair value based accounting method provided by SFAS 123, net income and net income per common share for the years ended December 31 would have been as follows:

(in millions, except per share amounts)	Pro forma	As presented

2002:
Net income	$127.2	$144.2
Basic and diluted earnings per common share	$0.96	$1.09

2001:
Net income	$400.7	$412.8
Basic and diluted earnings per common share	$3.11	$3.20

2000:
Net income	$425.1	$434.9
Basic and diluted earnings per common share	$3.30	$3.38

(n)    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (FIN 46). Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51) states that consolidation is usually necessary when a company has a “controlling financial interest” in another company, a condition most commonly

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

achieved via ownership of a majority voting interest. FIN 46 clarifies the application of ARB 51, to certain “variable interest entities” (VIE) where (i) the equity investors are not empowered to make sufficient decisions about the entity’s operations, or do not receive expected returns or absorb expected losses commensurate with their equity ownership; or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. VIEs are consolidated by their primary beneficiary, which is a party having a majority of the entity’s expected losses, expected residual returns, or both. A company holding a significant variable interest in a VIE, but not deemed the primary beneficiary is subject to certain disclosure requirements specified by FIN 46. FIN 46 applies to immediately to entities formed after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the interim period beginning after June 15, 2003 to VIEs for which an enterprise holds a variable interest that it acquired prior to February 1, 2003 with earlier adoption permitted. FIN 46 may be applied on a prospective basis with a cumulative-effect adjustment made as of the date of initial application or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is evaluating the potential impact of adopting FIN 46 on the results of operations and financial position and currently expects to adopt FIN 46 on July 1, 2003. See note 26 for transitional disclosures pertaining to VIE relationships in which the Company has a significant variable interest.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45). FIN 45 requires a guarantor to provide more detailed interim and annual financial statement disclosures about obligations under certain guarantees it has issued. It also requires a guarantor to recognize, at the inception of new guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. Although superceded by FIN 45, the guidance provided in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others has been incorporated into FIN 45 without change. The adoption of the transitional components of FIN 45 by the Company on December 15, 2002 resulted in the inclusion of transition disclosures in note 22. The adoption of the remaining components of FIN 45 on January 1, 2003 is not expected to have a material impact on the financial position or results of operations of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends Statement No. 123 disclosure provisions to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 did not have any impact on the financial position or results of operations of the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which the Company adopted January 1, 2003. Adoption of SFAS 146 is not expected to have any impact on the financial position or results of operations of the Company.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS 145), which the Company adopted on October 1, 2002. The adoption of SFAS 145 did not have any impact on the financial position or results of operations of the Company.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). SFAS 144 was adopted by the Company on January 1, 2002 and carries forward many of the provisions of SFAS 121 and APB 30 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. Under SFAS 144, if a long-lived asset is part of a group that includes other assets and liabilities, then the provisions of SFAS 144 apply to the entire group. In addition, SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. The adoption of SFAS 144 did not have a material impact on the results of operations or financial position of the Company.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets (APB 17) and carries forward provisions in APB 17 related to internally developed intangible assets. SFAS 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. The Company adopted SFAS 142 on January 1, 2002. The amortization of goodwill from past business combinations ceased upon adoption of this statement. At the time of adoption, the Company had unamortized goodwill of $130.0 million. See notes 6 and 7 for additional disclosures.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133 (SFAS 137), and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138), was adopted by the Company effective January 1, 2001. All references hereafter to SFAS 133 include the amendments outlined in SFAS 137 and SFAS 138. Upon adoption, the provisions of SFAS 133 were applied prospectively.

SFAS 133, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

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

In November 1999, the Emerging Issues Task Force (EITF) issued EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). The Company adopted EITF 99-20 on April 1, 2001. EITF 99-20 establishes the method of recognizing interest income and impairment on asset-backed investment securities. EITF 99-20 requires the Company to update the estimate of cash flows over the life of certain retained beneficial interests in securitization transactions and purchased beneficial interests in securitized financial assets. Pursuant to EITF 99-20, based on current information and events, if the Company estimates that the fair value of its

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

beneficial interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other- than-temporary impairment should be recognized. The cumulative effect, net of tax, upon adoption of EITF 99-20 on April 1, 2001 decreased net income by $2.3 million with a corresponding increase to AOCI.

(o)    DISCONTINUED OPERATIONS

As discussed more fully in note 19, all of the stock the Company held in Gartmore Global Investments, Inc. (GGI), a majority owned subsidiary, and Nationwide Securities, Inc. (NSI), an indirect wholly owned subsidiary, were exchanged by the Company with Nationwide Corp. for shares of the Company’s common stock. As such, the results of operations of GGI and NSI are reflected as discontinued operations for all periods presented.

(p)    RECLASSIFICATION

Certain items in the 2001 and 2000 consolidated financial statements and related footnotes have been reclassified to conform to the 2002 presentation.

(3)    NATIONWIDE PROVIDENT ACQUISITION

On October 1, 2002, NFS closed on a series of transactions that resulted in the acquisition of 100 percent of the economic and voting interests of the former Provident and its subsidiaries. Immediately prior to the acquisition, Provident converted from a mutual insurance company into a stock company. Upon demutualization, Eagle Acquisition Corporation, a wholly owned subsidiary of NFS formed solely for the purposes of this transaction merged with and into Provident, with Provident surviving as a wholly owned subsidiary of NFS. Provident has been renamed NLICA and, together with its subsidiaries, operates under the name Nationwide Provident. The results of Nationwide Provident’s operations are included in the consolidated financial statements of NFS beginning October 1, 2002.

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

As a result of the acquisition, NFS became the 3rd largest provider of variable life insurance in the U.S., as measured by premium dollars collected in the nine months ended September 30, 2002, as reported in the September 30, 2002 Tillinghast Value Survey.

The aggregate purchase price was $1.12 billion, which was funded through a combination of the issuance of 31.8 million shares of NFS Class A common shares valued at $841.7 million, the payment of $233.0 million in cash and the issuance of $48.0 million of policy credits. Of the total consideration, $62.3 million was funded by Provident and the remainder was funded by NFS with existing resources, including funds raised by the Company in the form of senior debt issued in June 2002. The value of the Class A common shares issued in this transaction was based on the average closing stock price covering the period extending two days before and after the date the consideration elections were closed.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table summarizes the net assets acquired as of October 1, 2002, the date of acquisition. The net assets acquired are less than the aggregate purchase price as a result of funding of $62.3 million of the purchase price by Provident, as described above, partially offset by the push-down accounting effect related to $56.2 million of goodwill generated as a result of book/tax basis differences related to the acquisition. The goodwill generated by this transaction totaled $216.8 million, none of which is expected to be deductible for tax purposes.

(in millions)

Investments, net of cash paid by Provident	$4,274.9
Value of business acquired	594.9
Other intangible assets	50.4
Goodwill	216.8
Other assets	322.7
Assets held in separate accounts	2,825.7

Total assets acquired	8,285.4

Future policy benefits and claims	4,176.6
Other liabilities	166.5
Liabilities related to separate accounts	2,825.7

Total liabilities assumed	7,168.8

Net assets acquired	$1,116.6

The table below lists the intangible assets, excluding goodwill, acquired and their estimated useful lives over which the assets will be amortized.

(in millions)	Fair value	Weighted average estimated useful life

VOBA	$594.9	28 years
Career financial consultant distribution force	17.5	20 years
Independent agency distribution force	5.9	20 years
Retirement services distribution force	7.0	20 years
1717 Capital Management Company licenses and agreements	4.1	22 years
Internally developed software	3.3	5 years

Total amortizing intangible assets acquired	632.7	27 years

State insurance licenses	8.0	Indefinite
Market Street Fund	4.6	N/A1

Total non-amortizing intangible assets acquired	12.6	-

Total intangible assets, excluding goodwill	$645.3	27 years

[1]	The estimated useful life of this intangible asset is not meaningful due to the pending sale of the value assigned to Market Street Fund to a related party as described in note 19. This intangible asset is also reflected as non-amortizing as a result of this agreement.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following supplemental information presents selected historical information for the Company and pro forma information assuming the Nationwide Provident acquisition, the 2001 and 2002 issuances of senior notes described in note 9 and the GGI and NSI transactions described in note 19 had occurred at the beginning of each period presented below. The demutualization expenses incurred by Provident in connection with the acquisition are not a recurring part of the operations of the combined company and therefore have been shown separately below.

The pro forma information, while helpful in illustrating the financial characteristics of the combined company under one set of assumptions, does not attempt to predict or suggest future results. It also does not necessarily reflect what the historical results of the combined company would have been had the transactions described in the preceding paragraph occurred at the beginning of each period presented or any other date. The pro forma adjustments do not assume any additional net investment income from the proceeds of the 2001 and 2002 issuances of senior notes.

	Year Ended December 31, 2002		Year Ended December 31, 2001
(in millions)	As reported	Pro Forma	As reported	Pro Forma

Total revenues excluding net realized losses on investments, hedging instruments and hedged items	$3,376.1	$3,852.3	$3,083.6	$3,755.1
Net realized losses on investments, hedging instruments and hedged items	(88.3)	(204.3)	(13.1)	(24.7)
Total benefits and expenses, including taxes	3,147.0	3,540.7	2,646.2	3,250.1

Income from continuing operations before demutualization expenses and cumulative effect of adoption of accounting principles	140.8	107.3	424.3	480.3
Discontinued operations, net of tax	3.4	-	(4.4)	-
Demutualization expenses, net of tax	-	(56.2)	-	(17.7)
Cumulative effect of adoption of accounting principles, net of tax	-	-	(7.1)	(7.1)

Net income	$144.2	$51.1	$412.8	$455.5

Income from continuing operations before demutualization expenses and cumulative effect of adoption of accounting principles per common share:
Basic	$1.06	$0.71	$3.29	$3.17
Diluted	$1.06	$0.71	$3.28	$3.16
Net income per common share:
Basic	$1.09	$0.34	$3.20	$3.00
Diluted	$1.09	$0.34	$3.20	$3.00
Weighted average common shares outstanding:
Basic	132.4	151.6	128.9	151.6
Diluted	132.6	151.9	129.2	151.9

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4)    INVESTMENTS

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale as of December 31, 2002 and 2001 were:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

December 31, 2002:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$811.6	$64.8	$0.4	$876.0
Obligations of states and political subdivisions	32.8	1.1	0.2	33.7
Debt securities issued by foreign governments	57.4	3.2	-	60.6
Corporate securities	17,211.9	1,009.7	152.1	18,069.5
Mortgage-backed securities—U.S. Government backed	4,667.9	154.3	0.8	4,821.4
Asset-backed securities	3,893.2	158.1	158.3	3,893.0

Total fixed maturity securities	26,674.8	1,391.2	311.8	27,754.2
Equity securities	149.7	8.0	23.0	134.7

Total	$26,824.5	$1,399.2	$334.8	$27,888.9

December 31, 2001:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$266.7	$23.4	$0.5	$289.6
Obligations of states and political subdivisions	7.6	0.3	-	7.9
Debt securities issued by foreign governments	41.8	2.6	-	44.4
Corporate securities	11,925.0	475.3	178.3	12,222.0
Mortgage-backed securities—U.S. Government backed	2,017.9	67.9	3.7	2,082.1
Asset-backed securities	3,876.8	76.7	51.2	3,902.3

Total fixed maturity securities	18,135.8	646.2	233.7	18,548.3
Equity securities	143.2	11.9	4.6	150.5

Total	$18,279.0	$658.1	$238.3	$18,698.8

As of December 31, 2002, the Company had unrealized losses on fixed maturity securities available-for-sale of $311.8 million, including $7.3 million related to securities that had a fair value that was less than 80% of amortized cost as of December 31, 2002 and 2001. As part of the Company’s normal assessment of other-than-temporary impairments of investments, as described in note 2(b), each of these securities were evaluated and no further impairments were deemed necessary as of December 31, 2002.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The amortized cost and estimated fair value of fixed maturity securities available-for-sale as of December 31, 2002, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value

Fixed maturity securities available-for-sale:
Due in one year or less	$1,345.9	$1,208.8
Due after one year through five years	7,703.7	8,106.0
Due after five years through ten years	6,181.6	6,650.9
Due after ten years	2,882.5	3,074.1

Subtotal	18,113.7	19,039.8
Mortgage-backed securities—U.S. Government backed	4,667.9	4,821.4
Asset-backed securities	3,893.2	3,893.0

Total	$26,674.8	$27,754.2

The components of unrealized gains on securities available-for-sale, net, were as follows as of December 31:

(in millions)	2002	2001

Unrealized gains, before adjustments and taxes	$1,064.4	$419.8
Adjustment to deferred policy acquisition costs	(311.0)	(97.9)
Adjustment to VOBA	(10.4)	-
Adjustment to future policy benefits and claims	(133.2)	-
Deferred federal income tax	(213.5)	(112.7)

Net unrealized gains	$396.3	$209.2

An analysis of the change in gross unrealized gains (losses) on securities available-for-sale follows for the years ended December 31:

(in millions)	2002	2001	2000

Securities available-for-sale:
Fixed maturity securities	$666.9	$213.2	$282.6
Equity securities	(22.3)	6.2	(7.5)

Net change	$644.6	$219.4	$275.1

Proceeds from the sale of securities available-for-sale during 2002, 2001 and 2000 were $1.61 billion, $498.8 million and $624.3 million, respectively. During 2002, gross gains of $42.1 million ($32.4 million and $12.4 million in 2001 and 2000, respectively) and gross losses of $19.3 million ($9.9 million and $15.6 million in 2001 and 2000, respectively) were realized on those sales.

NFS had $28.4 million and $25.2 million of real estate investments as of December 31, 2002 and 2001, respectively, that were non-income producing the preceding twelve months.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Real estate is presented at cost less accumulated depreciation of $18.9 million as of December 31, 2002 ($22.0 million as of December 31, 2001). The carrying value of real estate held for disposal totaled $46.0 million and $33.4 million as of December 31, 2002 and 2001, respectively.

The recorded investment of mortgage loans on real estate considered to be impaired was $35.0 million as of December 31, 2002 ($29.9 million as of December 31, 2001), which includes $18.6 million ($5.3 million as of December 31, 2001) of impaired mortgage loans on real estate for which the related valuation allowance was $4.1 million ($1.0 million as of December 31, 2001) and $16.5 million ($24.6 million as of December 31, 2001) of impaired mortgage loans on real estate for which there was no valuation allowance. Impaired mortgage loans with no valuation allowance are a result of collateral dependent loans where the fair value of the collateral is greater than the recorded investment of the loan. During 2002, the average recorded investment in impaired mortgage loans on real estate was $8.5 million ($7.9 million in 2001) and interest income recognized on those loans totaled $1.5 million in 2002 ($0.4 million in 2001), which is equal to interest income recognized using a cash-basis method of income recognition.

Activity in the valuation allowance account for mortgage loans on real estate for the years ended December 31 was as follows:

(in millions)	2002	2001	2000

Allowance, beginning of year	$42.9	$45.3	$44.4
Additions (reductions) charged (credited) to operations	1.5	(1.2)	4.1
Direct write-downs charged against the allowance	(0.6)	(1.2)	(3.2)
Allowance on acquired mortgage loans	7.2	-	-

Allowance, end of year	$51.0	$42.9	$45.3

An analysis of investment income (loss) from continuing operations by investment type follows for the years ended December 31:

(in millions)	2002	2001	2000

Securities available-for-sale:
Fixed maturity securities	$1,398.2	$1,187.5	$1,095.5
Equity securities	1.9	1.8	2.6
Mortgage loans on real estate	571.2	527.9	494.5
Real estate	26.8	33.1	32.2
Short-term investments	15.6	30.4	34.9
Derivatives	(80.3)	(19.7)	3.9
Other	38.7	24.2	48.4

Gross investment income	1,972.1	1,785.2	1,712.0
Less investment expenses	53.3	48.4	50.1

Net investment income	$1,918.8	$1,736.8	$1,661.9

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

An analysis of net realized losses on investments, hedging instruments and hedged items from continuing operations, by source follows for the years ended December 31:

(in millions)	2002	2001	2000

Unrelated parties:
Realized gains on sales, net of hedging losses:
Fixed maturity securities, available-for-sale	$42.1	$30.0	$7.4
Hedging losses on fixed maturity sales	(41.1)	(1.5)	-
Equity securities, available-for-sale	-	2.4	5.0
Real estate	14.0	3.3	3.6
Mortgage loans on real estate	3.2	11.2	-
Mortgage loan hedging losses	(1.2)	(8.0)	-
Other	3.5	8.2	1.8

Total realized gains on sales—unrelated parties	20.5	45.6	17.8

Realized losses on sales, net of hedging gains:
Fixed maturity securities, available-for-sale	(18.4)	(9.2)	(15.3)
Hedging gains on fixed maturity sales	10.7	0.1	-
Equity securities, available-for-sale	(0.9)	(0.7)	(0.3)
Real estate	(3.2)	(1.4)	(0.9)
Mortgage loans on real estate	(3.3)	(0.7)	(2.6)
Mortgage loans hedging gains	0.9	-	-
Other	(1.9)	(10.7)	(5.5)

Total realized losses on sales—unrelated parties	(16.1)	(22.6)	(24.6)

Derivatives, excluding hedging gains and losses on sales	8.3	0.2	(2.7)
Other-than-temporary impairments:
Fixed maturity securities, available-for-sale	(115.5)	(66.1)	(10.5)
Equity securities, available-for-sale	-	(13.9)	-
Real estate	(2.4)	-	(3.3)
Mortgage loans on real estate	(6.3)	(0.7)	(1.6)

Total other-than-temporary impairments	(124.2)	(80.7)	(15.4)

Total—unrelated parties	(111.5)	(57.5)	(24.9)
Related parties—gain on sale of limited partnership	23.2	44.4	-

Net realized losses on investments, hedging instruments and hedged items	$(88.3)	$(13.1)	$(24.9)

The 2002 and 2001 results from discontinued operations include $0.8 million and $12.8 million, respectively, of realized losses on other-than-temporary impairments of equity securities available-for-sale.

Fixed maturity securities with an amortized cost of $21.0 million as of December 31, 2002 and $6.6 million as of December 31, 2001 were on deposit with various regulatory agencies as required by law. In addition, fixed maturity securities with an amortized cost of $8.8 million as of December 31, 2002 have been pledged under a policyholder dividend guarantee agreement.

As of December 31, 2002 and 2001 the Company had pledged fixed maturity securities with a fair value of $152.4 million and $112.3 million, respectively, as collateral to various derivative counterparties.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

As of December 31, 2002 and 2001, the Company held collateral of $413.1 million and $18.0 million, respectively, on derivative transactions. This amount is included in short-term investments with a corresponding liability recorded in other liabilities.

As of December 31, 2002 and 2001, the Company had loaned securities with a fair value of $950.5 million and $775.5 million, respectively. As of December 31, 2002 and 2001, the Company held collateral of $974.5 million and $791.6 million, respectively. This amount is included in short-term investments with a corresponding liability recorded in other liabilities.

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

Therefore, the Company recorded an acceleration of DAC amortization totaling $347.1 million, before tax, or $225.6 million, net of $121.5 million of federal income tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Annuity—$213.4 million, Institutional Products—$7.8 million and Life Insurance—$4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC for investment products and variable universal life insurance products. The most significant assumption changes were the resetting of the Company’s anchor date for reversion to the mean calculations to September 30, 2002, resetting the assumption for net separate account growth to 8 percent during the three-year reversion period for all investment products and variable life insurance products, as well as increasing the future lapses and costs related to guaranteed minimum death benefits on individual variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

(6)    VALUE OF BUSINESS ACQUIRED AND INTANGIBLE ASSETS

A reconciliation of VOBA for the year ended December 31, 2002 is as follows:

(in millions)

Balance at beginning of period	$-
Nationwide Provident acquisition	594.9
Amortization of VOBA	(15.2)
Adjustment for net unrealized gains on available-for-sale securities	(10.4)

Balance at end of period	$569.3

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Intangible assets as of December 31, 2002 are summarized as follows:

(in millions)	Gross carrying amount	Accumulated amortization

Amortizing intangible assets:
VOBA	$594.9	$15.2
Distribution forces	39.5	0.6
Other	7.4	0.2

Total amortizing intangible assets	641.8	16.0
Non-amortizing intangible assets	12.6	-

Total intangible assets	$654.4	$16.0

The Company has entered into an agreement to sell the value assigned to Market Street Fund to an affiliate at fair value (see note 19). Therefore, the estimated useful life is not meaningful and no amortization has been recorded for this intangible asset. Additionally, the state insurance licenses have indefinite lives and therefore are not amortized.

The actual amortization for the year ended December 31, 2002 and estimated amortization for the next five years for VOBA, intangible assets with finite lives and total intangible assets are as follows:

(in millions)	VOBA	Intangible assets with finite lives	Total intangible assets

2002	$15.2	$0.8	$16.0
2003	52.1	2.1	54.2
2004	49.9	2.4	52.3
2005	47.1	2.5	49.6
2006	43.9	2.7	46.6
2007	39.9	2.8	42.7

(7)    GOODWILL

Changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2002 were as follows:

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total

Balance as of January 1, 2002	$-	$35.8	$70.3	$23.9[1]	$130.0
Acquisitions (see notes 3 and 19)	23.8	28.3	230.2	11.0	293.3
Disposals (see note 19)	-	-	-	(23.9)	(23.9)

Balance as of December 31, 2002	$23.8	$64.1	$300.5	$11.0	$399.4

[1]	Amount was previously reported in the Asset Management segment, which the Company no longer reports due to transactions described in note 19.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company has completed its annual impairment testing and concluded there were no impairment losses on existing goodwill.

Below is a calculation of reported net income, basic earnings per share and diluted earnings per share adjusted for the effect of amortization expense for the years ended December 31:

(in millions, except per share amounts)	2002	2001	2000

Net income, as originally reported	$144.2	$412.8	$434.9
Exclude goodwill amortization expense, net of tax	-	11.0	9.7

Adjusted net income	$144.2	$423.8	$444.6

Basic net income per common share:
As originally reported	$1.09	$3.20	$3.38
Exclude goodwill amortization expense, net of tax	-	0.09	0.08

As adjusted	$1.09	$3.29	$3.46

Diluted net income per common share:
As originally reported	$1.09	$3.20	$3.38
Exclude goodwill amortization expense, net of tax	-	0.09	0.08

As adjusted	$1.09	$3.29	$3.46

Basic income from continuing operations before cumulative effect of adoption of accounting principles per common share, excluding goodwill amortization expense, net of tax, for the years ended December 31, 2001 and 2000 was $3.36 and $3.44, respectively. Diluted income from continuing operations before cumulative effect of adoption of accounting principles per common share, excluding goodwill amortization expense, net of tax, for the years ended December 31, 2001 and 2000 was $3.35 and $3.44, respectively

(8)    SHORT-TERM DEBT

NLIC has established a $500 million commercial paper program under which borrowings are unsecured and are issued for terms of 364 days or less. NLIC had no commercial paper outstanding as of December 31, 2002 and $100.0 million outstanding, at an average effective rate of 1.90%, as of December 31, 2001.

A majority owned subsidiary of NFS also has a $10 million revolving line of credit. As of December 31, 2002, the Company had $2.7 million outstanding under the $10 million revolving line of credit of which $2.4 million is at an average effective rate of 3.57% and $0.3 million is at an effective rate of 3.50%. See also note 20.

The Company paid interest on short-term debt totaling $0.2 million, $5.3 million and $1.3 million in 2002, 2001 and 2000, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(9)    LONG-TERM DEBT

Long-term debt as of December 31, 2002 and 2001 consists of the following:

(in millions)	2002	2001

8.00% senior notes, due March 1, 2027	$298.5	$298.4
6.25% senior notes, due November 15, 2011	298.7	298.6
5.90% senior notes, due July 1, 2012	298.1	-
Variable rate note payable, due May 31, 2011	2.3	-

Total long-term debt	$897.6	$597.0

The senior notes are not subject to any sinking fund payments. The terms of the senior notes contain various restrictive covenants including limitations on the disposition of subsidiaries. As of December 31, 2002, NFS was in compliance with all such covenants. The 8.00% senior notes are redeemable in whole or in part, at the option of NFS, at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The 6.25% senior notes are not redeemable prior to their maturity date. The 5.90% senior notes are redeemable in whole or in part, at the option of NFS, at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at the treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date.

The variable rate note payable relates to a majority owned subsidiary and is tied to 1-year U.S. libor rates with annual resets and had an interest rate of 4.95% as of December 31, 2002.

The Company made interest payments totaling $42.6 million in 2002 and $24.0 million in 2001 and 2000 on the senior notes and variable rate note.

(10)    MANDATORILY REDEEMABLE CAPITAL AND PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

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

On March 11, 1997, Trust I sold, in a public offering, $100.0 million of 7.899% Capital Securities, representing preferred undivided beneficial interests in the assets of Trust I generating net proceeds of $98.3 million. Concurrent with the sale of the Capital Securities, NFS sold to Trust I $103.1 million in principal amount of its 7.899% Junior Subordinated Debentures due March 1, 2037. The Junior Subordinated Debentures are the sole assets of Trust I and are redeemable by NFS in whole at any time or in part from time to time at par plus an applicable make-whole premium. The Capital Securities will mature or be called simultaneously with the Junior Subordinated Debentures and have a liquidation value of $1,000 per Capital Security.

The Capital Securities, through obligations of NFS under the Junior Subordinated Debentures, the Capital Securities Guarantee Agreement and the related Declaration of Trust and Indenture, are fully and

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Distributions on the Capital and Preferred Securities have been classified as interest expense in the consolidated statements of income. The Company made distributions of $22.8 million on the Capital and Preferred Securities in 2002, 2001 and 2000.

(11)    DERIVATIVE FINANCIAL INSTRUMENTS

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The long Eurodollar futures change the variable rate cash flow exposure to fixed rate cash flows. With long Eurodollar futures, if interest rates rise (fall), the losses (gains) on the futures are used to reduce the fluctuations in variable rate income on the investments, thereby creating fixed rate investments.

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

For a fixed rate liability, the cross-currency interest rate swap is structured to receive a fixed rate, in the foreign currency and pay a variable U.S. dollar rate, generally 3-month libor. For a variable rate foreign liability, the cross-currency interest rate swap is structured to receive a variable rate, in the foreign currency and pay a variable U.S. dollar rate, generally 3-month libor.

The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and interest rates. To manage this risk, the Company uses cross-currency interest rate swaps to convert these assets to variable U.S. dollar rate instruments.

Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in the foreign currency and receive a variable U.S. dollar rate, generally 3-month libor.

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

The Company sells credit default protection on selected debt instruments and combines the credit default swap with selected assets the Company owns, to replicate a higher yielding bond. The credit default swaps do not receive hedge accounting treatment.

QUANTITATIVE DISCLOSURE

FAIR VALUE HEDGES

During the years ended December 31, 2002 and 2001, gains of $7.4 million and $2.1 million, respectively, were recognized in net realized losses on investments, hedging instruments and hedged items. This represents the ineffective portion of the fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instruments’ change in fair value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

CASH FLOW HEDGES

For the year ended December 31, 2002, the ineffective portion of cash flow hedges was a gain of $1.8 million and was immaterial in 2001. There were no gains or losses attributable to the portion of the derivative instruments’ change in fair value excluded from the assessment of hedge effectiveness.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company anticipates reclassifying less than $0.1 million in losses out of AOCI over the next 12-month period.

As of December 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted transactions is twelve months. During 2002 and 2001, the Company did not discontinue any cash flow hedges because the original forecasted transaction was no longer probable.

OTHER DERIVATIVE INSTRUMENTS, INCLUDING EMBEDDED DERIVATIVES

Net realized gains and losses on investments, hedging instruments and hedged items for the years ended December 31, 2002 and 2001 include a loss of $2.2 million and $1.6 million, respectively, related to other derivative instruments, including embedded derivatives. For the years ended December 31, 2002 and 2001, a gain of $120.4 million and a loss of $27.7 million, respectively, were recorded in net realized losses on investments, hedging instruments and hedged items reflecting the change in fair value of cross-currency interest rate swaps hedging variable rate medium-term notes denominated in foreign currencies. An offsetting loss of $119.6 million and a gain of $26.3 million were recorded in net realized losses on investments, hedging instruments and hedged items to reflect the change in spot rates of these foreign currency denominated obligations during the years ended December 31, 2002 and 2001, respectively.

The notional amount of derivative financial instruments outstanding as of December 31, 2002 and 2001 were as follows:

(in millions)	2002	2001

Interest rate swaps:
Pay fixed/receive variable rate swaps hedging investments	$2,206.5	$1,952.3
Pay variable/receive fixed rate swaps hedging investments	229.7	698.4
Pay variable/receive variable rate swaps hedging investments	221.0	197.8
Other contracts hedging investments	690.8	523.0
Cross currency interest rate swaps:
Hedging foreign currency denominated investments	128.8	56.1
Hedging foreign currency denominated liabilities	3,963.6	2,500.4
Interest rate futures contracts	4,250.9	6,019.4

Total	$11,691.3	$11,947.4

(12)    FEDERAL INCOME TAX

See note 2(k) for a discussion of changes related to the Company’s federal income tax consolidation group as a result of the Nationwide Provident acquisition.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The tax effects of temporary differences that give rise to significant components of the net deferred tax liability as of December 31, 2002 and 2001 were as follows:

(in millions)	2002	2001

Deferred tax assets:
Equity securities	$-	$6.5
Mortgage loans on real estate and real estate	-	7.5
Future policy benefits	285.5	8.2
Liabilities in separate accounts	460.0	482.5
Derivatives	118.6	93.0
Other	59.0	82.1

Gross deferred tax assets	923.1	679.8
Less valuation allowance	(27.3)	(7.0)

Net deferred tax assets	895.8	672.8

Deferred tax liabilities:
Fixed maturity securities	421.7	173.0
Equity securities and other investments	68.7	31.7
Deferred policy acquisition costs	700.4	861.3
Value of business acquired	199.3	-
Derivatives	78.4	91.5
Deferred tax on realized investment gains	-	26.1
Other	83.3	47.6

Gross deferred tax liabilities	1,551.8	1,231.2

Net deferred tax liability	$656.0	$558.4

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Future taxable amounts or recovery of federal income tax paid within the statutory carryback period can offset nearly all future deductible amounts. As a result of the Nationwide Provident acquisition, certain merger costs were capitalized for tax purposes thus creating a deferred tax asset. Because it is more likely than not that the deferred tax asset related to these costs will not be realized, a valuation allowance of $20.3 million was established in 2002. The valuation allowance was unchanged in 2001 and 2000.

The Company’s current federal income tax liability was $172.8 million and $182.0 million as of December 31, 2002 and 2001, respectively.

Federal income tax (benefit) expense attributable to income from continuing operations before cumulative effect of adoption of accounting principles for the years ended December 31 was as follows:

(in millions)	2002	2001	2000

Current	$54.7	$26.4	$60.2
Deferred	(62.0)	117.5	127.1

Federal income tax (benefit) expense	$(7.3)	$143.9	$187.3

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The customary relationship between federal income tax (benefit) expense and pre-tax (loss) income from continuing operations before cumulative effect of adoption of accounting principles does not exist in 2002. This is a result of the impact of the $347.1 million of accelerated DAC amortization reported in 2002 (see note 5) compared to the level of pre-tax earnings.

Total federal income tax expense for the years ended December 31, 2002, 2001 and 2000 differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income tax expense and cumulative effect of adoption of accounting principles as follows:

	2002		2001		2000
(in millions)	Amount	%	Amount	%	Amount	%

Computed (expected) tax expense	$46.7	35.0	$198.9	35.0	$217.9	35.0
Tax exempt interest and dividends received deduction	(40.1)	(30.0)	(48.8)	(8.6)	(24.7)	(4.0)
Income tax credits	(13.5)	(10.1)	(11.5)	(2.0)	(8.0)	(1.3)
Other, net	(0.4)	(0.4)	5.3	0.9	2.1	0.4

Total (effective rate of each year)	$(7.3)	(5.5)	$143.9	25.3	$187.3	30.1

Total federal income tax paid (refunded) was $47.3 million, $(48.7) million and $64.5 million during the years ended December 31, 2002, 2001 and 2000, respectively. The 2002 amount includes $56.0 million for previously deferred intercompany gains for tax purposes that became due when NFS no longer qualified to be included in the NMIC consolidated federal income tax return, as described in note 2(k).

(13)    EARNINGS PER SHARE

Basic earnings per share represent the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share represent the amount of earnings for the period available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options, if dilutive.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The calculations of basic and diluted earnings per share for the years ended December 31 follows:

(in millions, except per share amounts)	2002	2001	2000

Basic and diluted income from continuing operations before cumulative effect of adoption of accounting principles	$140.8	$424.3	$435.1
Discontinued operations, net of tax	3.4	(4.4)	(0.2)
Cumulative effect of adoption of accounting principles, net of tax	-	(7.1)	-

Basic and diluted net income	$144.2	$412.8	$434.9

Weighted average common shares outstanding—basic	132.4	128.9	128.7
Dilutive effect of stock options	0.2	0.3	0.2

Weighted average common shares outstanding—diluted	132.6	129.2	128.9

Income from continuing operations before cumulative effect of adoption of accounting principles per common share:
Basic	$1.06	$3.29	$3.38
Diluted	$1.06	$3.28	$3.38
Discontinued operations, net of tax, per common share:
Basic	$0.03	$(0.03)	$-
Diluted	$0.03	$(0.03)	$-
Cumulative effect of adoption of accounting principles, net of tax, per common share:
Basic	$-	$(0.06)	$-
Diluted	$-	$(0.05)	$-

Net income per common share:
Basic	$1.09	$3.20	$3.38
Diluted	$1.09	$3.20	$3.38

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(14)    COMPREHENSIVE INCOME

Comprehensive income includes net income as well as certain items that are reported directly within separate components of shareholders’ equity that bypass net income. Other comprehensive income is comprised of net unrealized gains on securities available-for-sale and accumulated net gains (losses) on cash flow hedges. The related before and after federal income tax amounts for the years ended December 31, 2002, 2001 and 2000 were as follows:

(in millions)	2002	2001	2000

Unrealized gains on securities available-for-sale arising during the period:
Gross	$551.9	$154.3	$261.4
Adjustment to deferred policy acquisition costs	(213.1)	(73.5)	(75.3)
Adjustment to value of business acquired	(10.4)	-	-
Adjustment to future policy benefits and claims	(133.2)	-	-
Related federal income tax expense	(68.3)	(28.3)	(65.1)

Net unrealized gains	126.9	52.5	121.0

Reclassification adjustment for net losses on securities available-for-sale realized during the period:
Gross	92.6	70.3	13.8
Related federal income tax benefit	(32.4)	(24.6)	(4.8)

Net reclassification adjustment	60.2	45.7	9.0

Other comprehensive income on securities available-for-sale	187.1	98.2	130.0

Accumulated net gain (loss) on cash flow hedges:
Gross	16.4	(13.5)	-
Related federal income tax (expense) benefit	(5.7)	4.7	-

Other comprehensive income (loss) on cash flow hedges	10.7	(8.8)	-

Accumulated net loss on transition adjustments:
Transition adjustment—SFAS 133	-	(5.6)	-
Transition adjustment—EITF 99-20	-	3.5	-
Related federal income tax benefit	-	0.7	-

Other comprehensive loss on transition adjustments	-	(1.4)	-

Total other comprehensive income	$197.8	$88.0	$130.0

Reclassification adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during 2002 and 2001 and, therefore, are not reflected in the table above.

(15)    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures summarize the carrying amount and estimated fair value of the Company’s financial instruments. Certain assets and liabilities are specifically excluded from the disclosure requirements of financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The fair value of a financial instrument is defined as the amount at which the financial instrument could be exchanged in a current transaction between willing parties. In cases where quoted market prices

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

are not available, fair value is to be based on estimates using present value or other valuation techniques. Many of the Company’s assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could cause these estimates to vary materially. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in the immediate settlement of the instruments.

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

Mortgage loans on real estate, net: The fair value for mortgage loans on real estate is estimated using discounted cash flow analyses using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. Estimated value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent.

Policy loans, short-term investments and cash: The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

Separate account assets and liabilities: The fair value of assets held in separate accounts is based on quoted market prices. The fair value of liabilities related to separate accounts is the amount payable on demand, which is net of certain surrender charges.

Investment contracts: The fair value for the Company’s liabilities under investment type contracts is based on one of two methods. For investment contracts without defined maturities, fair value is the amount payable on demand. For investment contracts with known or determined maturities, fair value is estimated using discounted cash flow analysis. Interest rates used in this analysis are similar to currently offered contracts with maturities consistent with those remaining for the contracts being valued.

Policy reserves on life insurance contracts: Included are disclosures for individual and corporate-owned life insurance, universal life insurance and supplementary contracts with life contingencies for which the estimated fair value is the amount payable on demand. Also included are disclosures for the Company’s limited payment policies, for which the Company has used discounted cash flow analyses similar to those used for investment contracts with known maturities to estimate fair value.

Short-term debt and collateral received—securities lending and derivatives: The carrying amounts reported in the consolidated balance sheets for these instruments approximates their fair value.

Long-term debt: The fair value for long-term debt is based on quoted market prices.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Capital and preferred securities of subsidiary trusts: The fair value for capital and preferred securities of subsidiary trusts is based on quoted market prices.

Commitments to extend credit: Commitments to extend credit have nominal fair value because of the short-term nature of such commitments. See note 16.

Interest rate and cross currency interest rate swaps: The fair value for interest rate and cross currency interest rate swaps are calculated with pricing models using current rate assumptions.

Futures contracts: The fair value for futures contracts is based on quoted market prices.

Carrying amount and estimated fair value of financial instruments subject to disclosure requirements and policy reserves on life insurance contracts were as follows as of December 31:

	2002		2001
(in millions)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Assets
Investments:
Securities available-for-sale:
Fixed maturity securities	$27,754.2	$27,754.2	$18,548.3	$18,548.3
Equity securities	134.7	134.7	150.5	150.5
Mortgage loans on real estate, net	8,486.5	9,155.1	7,113.1	7,293.3
Policy loans	986.4	986.4	592.7	592.7
Short-term investments	1,420.1	1,420.1	1,112.8	1,112.8
Cash	21.7	21.7	65.0	65.0
Assets held in separate accounts	50,348.3	50,348.3	59,646.7	59,646.7
Liabilities
Investment contracts	(27,409.3)	(25,661.9)	(19,825.1)	(18,679.1)
Policy reserves on life insurance contracts	(8,865.0)	(8,531.2)	(5,666.5)	(5,524.4)
Short-term debt	(2.7)	(2.7)	(100.0)	(100.0)
Long-term debt	(897.6)	(946.5)	(597.0)	(598.6)
Collateral received—securities lending and derivatives	(1,363.6)	(1,363.6)	(809.6)	(809.6)
Liabilities related to separate accounts	(50,348.3)	(48,647.8)	(59,646.7)	(58,510.8)
Capital and preferred securities of subsidiary trusts	(300.0)	(293.1)	(300.0)	(294.3)
Derivative financial instruments
Interest rate swaps hedging assets	(141.2)	(141.2)	(5.6)	(5.6)
Cross currency interest rate swaps	323.0	323.0	(66.0)	(66.0)
Futures contracts	(45.7)	(45.7)	(33.0)	(33.0)

(16)    RISK DISCLOSURES

The following is a description of the most significant risks facing the Company and how it mitigates those risks:

Credit Risk: The risk that issuers of securities owned by the Company or mortgagors on mortgage loans on real estate owned by the Company will default or that other parties, including reinsurers, which owe the Company money, will not pay. The Company minimizes this risk by adhering to a disciplined investment strategy, by maintaining sound reinsurance and credit and collection policies and by providing for any amounts deemed uncollectible.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Legal/Regulatory Risk: The risk that changes in the legal or regulatory environment in which an insurer operates will result in increased competition, reduced demand for a company’s products, or create additional expenses not anticipated by the insurer in pricing its products. The Company mitigates this risk by offering a wide range of products and by operating throughout the U.S., thus reducing its exposure to any single product or jurisdiction, and also by employing practices that identify and minimize the adverse impact of this risk.

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

Commitments to fund fixed rate mortgage loans on real estate are agreements to lend to a borrower and are subject to conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a deposit. Commitments extended by the Company are based on management’s case-by-case credit evaluation of the borrower and the borrower’s loan collateral. The underlying mortgaged property represents the collateral if the commitment is funded. The Company’s policy for new mortgage loans on real estate is to generally lend no more than 80% of collateral value. Should the commitment be funded, the Company’s exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amounts of these commitments less the net realizable value of the collateral. The contractual amounts also represent the cash requirements for all unfunded commitments. Commitments on mortgage loans on real estate of $266.1 million extending into 2003 were outstanding as of December 31, 2002. The Company also had $78.4 million of commitments to purchase fixed maturity securities outstanding as of December 31, 2002.

Notional amounts of derivative financial instruments, primarily interest rate swaps, interest rate futures contracts and foreign currency swaps, significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to the Company, including accrued interest receivable due from counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements and other contract provisions. As of December 31, 2002, the Company’s credit risk from these derivative financial instruments was $73.3 million, net of $387.1 million of cash collateral and $25.9 million in securities pledged as collateral.

Equity Market Risk: Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2002, 75% of separate account assets were invested in equity mutual funds. Gains and losses in the equity markets will result in corresponding increases and decreases in the Company’s separate account assets and the reported asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

to a decrease in asset fee revenue and/or an increase in guaranteed minimum death benefit (GMDB) claims, which may require the Company to accelerate the amortization of DAC.

The Company’s individual variable annuity contracts offer GMDB features. The GMDB generally provides a benefit if the annuitant dies and the policyholder contract value is less than a specified amount, which may be based on the premiums paid less amounts withdrawn or policyholder contract value on a specified anniversary date. A decline in the stock market causing the policyholder contract value to fall below this specified amount, which varies from contract to contract based on the date the contract was entered into as well as the GMDB feature elected, will increase the net amount at risk, which is the GMDB in excess of the policyholder contract value, which could result in additional GMDB claims. As of December 31, 2002, the net amount at risk, defined as the excess of the death benefit over the account value, was $6.75 billion before reinsurance and $3.03 billion net of reinsurance. As of December 31, 2002, the Company’s reserve for GMDB claims was $13.7 million

Significant Concentrations of Credit Risk: The Company grants mainly commercial mortgage loans on real estate to customers throughout the U.S. As of December 31, 2002, the Company has a diversified portfolio with no more than 22% in any geographic area and no more than 2% with any one borrower. As of December 31, 2002, 33% of the carrying value of the Company’s commercial mortgage loan portfolio financed retail properties.

Significant Business Concentrations: As of December 31, 2002, the Company did not have a material concentration of financial instruments in a single investee, industry or geographic location. Also, the Company did not have a concentration of business transactions with a particular customer, lender or distribution source, a market or geographic area in which business is conducted that makes it vulnerable to an event which could cause a severe impact to the Company’s financial position.

Guarantee Risk: In connection with the selling of securitized interests in Low Income Housing Tax Credit Funds (Tax Credit Funds), see note 22, the Company guarantees a specified minimum return to the investor. The guaranteed return varies by transaction and follows general market trends. The Company’s risk related to securitized interests in Tax Credit Funds is that the tax benefits provided to the investor are not sufficient to provide the guaranteed cumulative after-tax yields. The Company mitigates these risks by having qualified individuals with extensive industry experience perform due diligence on each of the underlying properties to ensure they will be capable of delivering the amount of credits anticipated and by requiring cash reserves to be held at various levels within these structures to provide for possible shortfalls in the amount of credits generated.

Reinsurance: The Company has entered into reinsurance contracts to cede a portion of its general account individual annuity business. Total recoveries due from these contracts were $362.3 million as of December 31, 2002. The contracts are immaterial to the Company’s results of operations. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. Under the terms of the contracts, trusts have been established as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in the underlying contract.

Collateral—Derivatives: The Company enters into agreements with various counterparties to execute over-the-counter derivative transactions. The Company’s policy is to include a Credit Support Annex with each agreement to protect the Company from any exposure above the approved credit threshold. This also protects the counterparty against exposure to the Company. The Company generally posts securities as collateral and receives cash as collateral from counterparties. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest or dividends received during the loan term.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

(17)    PENSION PLAN, POSTRETIREMENT BENEFITS OTHER THAN PENSIONS AND RETIREMENT SAVINGS

PLAN

The Company sponsors, together with other affiliated companies except for Nationwide Provident, pension plans covering all employees who have completed at least one year of service and who have met certain age requirements. Plan contributions are invested in a group annuity contract of NLIC. Benefits are based upon the highest average annual salary of a specified number of consecutive years of the last ten years of service. The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work efforts benefit the Company.

Pension costs charged to operations by the Company during the years ended December 31, 2002, 2001 and 2000 were $11.5 million, $5.7 million and $2.7 million, respectively. The Company has recorded a pension liability of $0.5 million as of December 31, 2002 compared to prepaid pension asset of $9.4 million as of December 31, 2001.

In addition to the defined benefit pension plan, the Company, together with certain other affiliated companies, participates in life and health care defined benefit plans for qualifying retirees. Postretirement life and health care benefits are contributory and generally available to full time employees who have attained age 55 and have accumulated 15 years of service with the Company after reaching age 40. Postretirement health care benefit contributions are adjusted annually and contain cost-sharing features such as deductibles and coinsurance. In addition, there are caps on the Company’s portion of the per-participant cost of the postretirement health care benefits. These caps can increase annually, but not more than three percent. The Company’s policy is to fund the cost of health care benefits in amounts determined at the discretion of management. Plan assets are invested primarily in group annuity contracts of NLIC.

The Company elected to immediately recognize its estimated accumulated postretirement benefit obligation (APBO), however; certain affiliated companies elected to amortize their initial transition obligation over periods ranging from 10 to 20 years.

The Company’s accrued postretirement benefit expense as of December 31, 2002 and 2001 was $51.9 million and $53.8 million, respectively and the net periodic postretirement benefit cost (NPPBC) for 2002, 2001 and 2000 was $3.7 million, $3.2 million and $4.1 million, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Information regarding the funded status of the pension plans as a whole and the postretirement life and health care benefit plan as a whole as of December 31, 2002 and 2001 follows:

	Pension Benefits		Postretirement Benefits
(in millions)	2002	2001	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$2,132.2	$1,981.7	$314.0	$276.4
Service cost	103.3	89.3	13.2	12.6
Interest cost	135.6	129.1	22.5	21.4
Participant contributions	-	-	4.0	3.3
Plan amendment	(11.5)	27.7	(117.7)	0.2
Actuarial (gain) loss	(13.1)	(5.8)	54.0	20.2
Benefits paid	(97.6)	(89.8)	(20.3)	(20.1)
Impact of settlement/curtailment	(12.7)	-	-	-

Benefit obligation at end of year	2,236.2	2,132.2	269.7	314.0

Change in plan assets:
Fair value of plan assets at beginning of year	2,200.7	2,337.1	119.7	119.4
Actual return on plan assets	(142.4)	(46.6)	(12.7)	(0.2)
Employer contribution	4.3	-	16.2	17.3
Participant contributions	-	-	4.0	3.3
Benefits paid	(97.6)	(89.8)	(20.3)	(20.1)

Fair value of plan assets at end of year	1,965.0	2,200.7	106.9	119.7

Funded status	(271.2)	68.5	(162.8)	(194.3)
Unrecognized prior service cost	33.6	49.5	(116.9)	0.2
Unrecognized net losses (gains)	225.9	(79.3)	71.9	(4.0)
Unrecognized net (asset) obligation at transition	(3.8)	(5.1)	0.1	0.8

Prepaid (accrued) benefit cost, net	$(15.5)	$33.6	$(207.7)	$(197.3)

Two significant plan changes were enacted to the postretirement benefit plans as of December 31, 2002. The postretirement medical plan was revised to reflect the current expectation that there will be no further increases in the benefit cap after 2006. Prior to 2007, it is assumed that benefit caps will increase 3% per year. The postretirement death benefit plan was revised to reflect that all employer subsidies will be phased out beginning in 2007. The 2007 subsidy is assumed to be 2/3 of the current subsidy and the 2008 subsidy is assumed to be 1/3 of the current amount. There is no employer subsidized benefit assumed after 2008.

Effective January 1, 2002, the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA) raised IRS limits for benefits and salaries considered in qualified pension plans. The projected benefit obligation decreased by $11.5 million from December 31, 2001 due to the anticipation of the EGTRRA sunset provisions not recognized in the December 31, 2001 calculations.

Pension costs in 2002 and December 31, 2002 pension liabilities include curtailment charges and gains calculated for the disposal of a segment of participants. Settlement credits of $10.0 million were directly assigned to NMIC and no costs were assigned to the Company.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Assumptions used in calculating the funded status of the pension plan and postretirement life and health care benefit plan were as follows:

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001

Weighted average discount rate	6.00%	6.50%	6.60%	7.25%
Rate of increase in future compensation levels	4.50%	4.75%	-	-
Assumed health care cost trend rate:
Initial rate	-	-	11.30%[1]	11.00%
Ultimate rate	-	-	5.70%[1]	5.50%
Declining period	-	-	11 Years	4 Years

[1]	The 2002 initial rate is 12.3% for participants over age 65, with an ultimate rate of 6.39%.

The components of net periodic pension cost for the pension plan as a whole for the years ended December 31, 2002, 2001 and 2000 were as follows:

(in millions)	2002	2001	2000

Service cost (benefits earned during the period)	$103.3	$89.3	$81.4
Interest cost on projected benefit obligation	135.6	129.1	125.3
Expected return on plan assets	(178.6)	(183.8)	(184.5)
Recognized gains	-	(7.8)	(11.8)
Amortization of prior service cost	4.4	3.2	3.2
Amortization of unrecognized transition asset	(1.3)	(1.3)	(1.3)

Net periodic pension cost	$63.4	$28.7	$12.3

A curtailment gain of $19.8 million was recognized in 2000 as the result of a former affiliate of NMIC ending its participation in the pension plan.

Assumptions used in calculating the net periodic pension cost for the pension plan were as follows:

	2002	2001	2000

Weighted average discount rate	6.50%	6.75%	7.00%
Rate of increase in future compensation levels	4.75%	5.00%	5.25%
Expected long-term rate of return on plan assets	8.25%	8.00%	8.25%

The plan’s investment strategy was modified based on the recommendations of a pension optimization study. This change in investment strategy is expected to increase long-term real rates of return 0.50% while maintaining the same aggregate risk level. For this reason, the expected long-term rate of return was increased to 8.25% in 2002 from 8.00% in 2001.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The components of NPPBC for the postretirement benefit plan as a whole for the years ended December 31, 2002, 2001 and 2000 were as follows:

(in millions)	2002	2001	2000

Service cost (benefits attributed to employee service during the year)	$13.2	$12.6	$12.2
Interest cost on accumulated postretirement benefit obligation	22.4	21.4	18.7
Expected return on plan assets	(9.2)	(9.6)	(7.9)
Amortization of unrecognized transition obligation of affiliates	0.6	0.6	0.6
Net amortization and deferral	(0.4)	(0.4)	(1.3)

NPPBC	$26.6	$24.6	$22.3

Actuarial assumptions used for the measurement of the NPPBC for the postretirement benefit plan for 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Discount rate	6.60%	7.50%	7.80%
Long-term rate of return on plan assets	7.75%	8.00%	8.30%
Assumed health care cost trend rate:
Initial rate	11.30%	11.00%	13.00%
Ultimate rate	5.70%	5.50%	5.50%
Declining period	11 Years	4 Years	5 Years

Because current plan costs are very close to the employer dollar caps, the health care cost trend has an immaterial effect on plan obligations and expense for the postretirement benefit plan as a whole. For this reason, the effect of a one percentage point increase or decrease in the assumed health care cost trend rate on the APBO as of December 31, 2002 and on the NPPBC for the year ended December 31, 2002 was not calculated.

The Company, together with other affiliated companies, sponsors defined contribution retirement savings plans covering substantially all employees of the Company. Employees may make salary deferral contributions of up to 22%. Salary deferrals of up to 6% are subject to a 50% Company match. The Company’s expense for contributions to these plans totaled $6.5 million, $7.1 million and $5.8 million for 2002, 2001 and 2000, respectively, including $0.5 million, $0.4 million and $0.4 million related to discontinued operations for 2002, 2001 and 2000, respectively.

The Company maintains a qualified defined benefit pension plan and several nonqualified defined benefit supplemental executive retirement, excess benefit and deferred compensation plans covering Nationwide Provident employees. In addition, the Company maintains other postretirement benefit plans that include medical benefits for Nationwide Provident retirees and their spouses (and Medicare part B reimbursement for certain retirees) and retiree life insurance.

In connection with the demutualization of Provident, described in note 3, certain Nationwide Provident benefit plans that hold investments in group annuity contracts issued by Nationwide Provident received 1,071,721 shares of NFS Class A common stock, of which 671,426 shares continue to be held by the Nationwide Provident qualified defined benefit pension plan as of December 31, 2002.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Information regarding the funded status of the Nationwide Provident pension plans and postretirement life and health care benefit plan as of December 31, 2002 follows:

(in millions)	Pension Benefits	Postretirement Benefits

Change in benefit obligation:
Benefit obligation at beginning of year	$-	$-
Acquisitions	118.4	26.9
Service cost	0.8	0.1
Interest cost	1.7	0.4
Actuarial gain	(0.2)	-
Benefits paid	(6.7)	(0.7)

Benefit obligation at end of year	114.0	26.7

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Acquisitions	128.1	-
Actual return (loss) on plan assets	6.1	-
Employer contribution	0.5	0.7
Plan curtailment	-	(0.7)
Benefits paid	(6.8)	-

Fair value of plan assets at end of year	127.9	-

Funded status	13.9	(26.7)
Unrecognized prior service cost	(4.0)	-

Prepaid (accrued) benefit cost	$9.9	$(26.7)

The Company has recorded a prepaid pension asset of $37.4 million and an accrued pension liability of $27.5 million related to the Nationwide Provident pension plans as of December 31, 2002.

Assumptions used in calculating the funded status of the Nationwide Provident pension plans and postretirement life and health care benefit plan were as follows:

	Pension Benefits	Postretirement Benefits

Weighted average discount rate	6.00%	6.60%
Rate of increase in future compensation levels	4.50%	-
Assumed health care cost trend rate:
Initial rate	-	11.00%
Ultimate rate	-	5.50%
Declining period	-	4 Years

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The components of net periodic pension cost for the Nationwide Provident pension plan as a whole for the year ended December 31, 2002 were as follows:

(in millions)

Service cost (benefits earned during the period)	$0.8
Interest cost on projected benefit obligation	1.7
Expected return on plan assets	(2.3)

Net periodic pension cost	$0.2

Assumptions used in calculating the net periodic pension cost for the pension plan were as follows:

Weighted average discount rate	5.75%
Rate of increase in future compensation levels	4.00%
Expected long-term rate of return on plan assets	7.50%

The Company also provides funded noncontributory defined contribution plans that cover substantially all of Nationwide Provident’s agents and a contributory defined contribution plan qualified under section 401(k) of the Internal Revenue Code. The pension cost of the defined contribution plans was $0.9 million for the year ended December 31, 2002.

The components of NPPBC for the Nationwide Provident postretirement benefit plan as a whole for the year ended December 31, 2002 were as follows:

(in millions)

Service cost (benefits attributed to employee service during the year)	$0.1
Interest cost on accumulated postretirement benefit obligation	0.4

NPPBC	$0.5

Actuarial assumptions used for the measurement of the NPPBC for the Nationwide Provident postretirement benefit plan for 2002 were as follows:

Discount rate	6.60%
Rate of increase in future compensation levels	4.50%
Assumed health care cost trend rate:
Initial rate	11.00%
Ultimate rate	5.50%
Declining period	4 Years

Assumed health care cost trend rates have a effect on the amounts reported for the medical plan. An increase and decrease of 1% in assumed health care costs trend rates would have a $0.3 million and ($0.2) million impact, respectively, on the accumulated postretirement benefit obligation and would have no impact on the service and interest cost components of net periodic postretirement benefit cost.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(18)    SHAREHOLDERS’ EQUITY, REGULATORY RISK-BASED CAPITAL, RETAINED EARNINGS AND

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

The holders of Class A common stock are entitled to one vote per share. The holders of Class B common stock are entitled to ten votes per share. Class A common stock has no conversion rights. Class B common stock is convertible into Class A common stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A common stock for each share of Class B common stock converted. If at any time after the initial issuance of shares of Class A common stock the number of outstanding shares of Class B common stock falls below 5% of the aggregate number of issued and outstanding shares of common stock, then each outstanding share of Class B common stock shall automatically convert into one share of Class A common stock. In the event of any sale or transfer of shares of Class B common stock to any person or persons other than NMIC or its affiliates, such shares of Class B common stock so transferred shall be automatically converted into an equal number of shares of Class A common stock. Cash dividends of $0.51, $0.48 and $0.46 per common share were declared during 2002, 2001 and 2000, respectively.

Each insurance company’s state of domicile imposes minimum risk-based capital requirements that were developed by the NAIC. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Each of the Company’s insurance company subsidiaries exceeded the minimum risk-based capital requirements for all periods presented herein.

The statutory capital and surplus of NLIC as of December 31, 2002 and 2001 was $1.61 billion and $1.76 billion, respectively. The statutory net income of NLIC for the years ended December 31, 2002, 2001 and 2000 was $92.5 million, $83.1 million and $158.7 million, respectively. The statutory capital and surplus of NLICA as of December 31, 2002 was $393.7 million, while statutory net loss for the year ended December 31, 2002 was $107.2 million.

The NAIC completed a project to codify statutory accounting principles (Codification), which became effective January 1, 2001 for NLIC and its insurance company subsidiary. The resulting change to NLIC’s January 1, 2001 surplus was an increase of approximately $80.0 million. The significant change for NLIC, as a result of Codification, was the recording of deferred taxes, which were not recorded prior to the adoption of Codification.

Insurance laws in each state of domicile limit the payment of dividends in excess of specified amounts without prior regulatory approval. As of December 31, 2002 no dividends could be paid by NLIC without prior approval. In connection with the acquisition of NLICA, The Pennsylvania Insurance Department ordered that no dividends could be paid out of NLICA for a period of three years without prior approval.

In addition, the payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of New York that limit the amount of statutory profits on NLIC’s participating policies

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(measured before dividends to policyholders) that can inure to the benefit of the Company and its shareholders.

The Company currently does not expect such regulatory requirements to impair its ability to pay operating expenses, interest and shareholder dividends in the future.

(19)    RELATED PARTY TRANSACTIONS

During 2001, the Company entered into a transaction with NMIC, whereby it sold 78% of its interest in a limited partnership (representing 49% of the limited partnership) to NMIC for $158.9 million. As a result of this sale, the Company recorded a realized gain of $44.4 million and related tax expense of $15.5 million. During 2002, the Company entered into transactions with NMIC and Nationwide Indemnity Company (NIC), whereby it sold 100% of its remaining interest in the limited partnership (representing 15.11% of the limited partnership) to NMIC and NIC for a total of $54.5 million. As a result of this sale, the Company recorded a realized gain of $23.2 million and related tax expense of $8.1 million. The sales prices for each transaction, which were paid in cash, represented the fair value of the portions of limited partnership interests that were sold and were based on valuations of the limited partnership and its underlying investments as of the effective dates of the transactions. The valuations were completed by qualified management of the limited partnership and utilized a combination of internal and independent valuations of the underlying investments of the limited partnership. Additionally, senior financial officers and the Boards of Directors of the Company and NMIC separately reviewed, through their respective Finance Committees, and approved the process and methodology of the valuations prior to the execution of these transactions. The Company no longer holds an economic or voting interest in the limited partnership.

In June 2002, NFS exchanged all of its shares of common stock of GGI and NSI for approximately 9.1 million shares of NFS Class B common stock held by Nationwide Corp. NFS’ interests in GGI and NSI were valued at approximately $362.8 million in these transactions. A special committee of independent directors of the NFS Board of Directors reviewed and recommended approval of the transaction by the full board of directors, which was obtained. As required by NFS’ Restated Certificate of Incorporation, the shares Nationwide Corp. exchanged were automatically converted from Class B common stock to Class A common stock upon return to NFS. NFS has retained these Class A shares in treasury for future issuance. The GGI and NSI transactions were between related parties and have therefore been recorded at carrying value of the underlying components of the transactions rather than fair value. As a result of these transactions, NFS recorded the NFS Class A shares received as treasury stock at Nationwide Corp.’s carrying value of these shares. NFS recorded the excess of Nationwide Corp’s carrying value of NFS shares exchanged over the carrying value of GGI and NSI, net of transaction costs, $110.4 million, as a credit to additional paid-in-capital upon closing. These transactions are intended to qualify as tax-free exchanges. The results of the operations of GGI and NSI are reflected as discontinued operations for all periods presented.

GGI’s funds are offered as investment options in certain of the Company’s products. As of December 31, 2002, total GGI funds in the Company’s products were $12.21 billion. For the year ended December 31, 2002, GGI paid the Company $38.8 million for the distribution and servicing of these funds. In addition, effective June 28, 2002, the Company entered into a renewable three-year Marketing and Support Services Agreement with GGI. Under this agreement, beginning in third quarter 2002, the Company receives quarterly fees of $1.0 million in exchange for certain specified marketing and support of GGI product offerings.

On February 5, 2002, NFS purchased from existing shareholders the remaining 10% of shares of The 401(k) Companies, Inc. not owned by NFS for $3.9 million. The shareholders primarily consisted of

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

management and employees of The 401(k) Companies, Inc. This transaction generated $2.9 million of goodwill in the Institutional Products segment.

On May 31, 2002, NFS purchased an additional interest in TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial), a leading COLI producer, for $40.7 million from existing shareholders. The shareholders primarily consisted of management and employees of TBG Financial. This additional investment increased NFS’ ownership of TBG Financial to 63%. The results of TBG Financial are included in the consolidated financial statements of the Company beginning May 31, 2002. As a result of the increase in ownership and the consolidation of TBG Financial, the Company recorded an increase in goodwill in the Life Insurance segment totaling $62.6 million.

In connection with the Nationwide Provident acquisition described in note 3, the Company has entered into an agreement to sell the value ascribed to the Market Street Fund to GGI at fair value. This transaction is expected to close in second quarter 2003. The Company has also entered into an agreement with GGI for GGI to serve as interim investment advisor to Market Street Fund until the sale. Fees paid to GGI as interim investment advisor in 2002 were $0.2 million.

The Company has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $4.73 billion and $4.72 billion as of December 31, 2002 and 2001, respectively. Total revenues from these contracts were $148.7 million, $154.0 million and $160.2 million for the years ended December 31, 2002, 2001 and 2000, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances were $115.7 million, $122.5 million and $135.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The terms of these contracts are consistent in all material respects with what the Company offers to unaffiliated parties who are similarly situated. In connection with the demutualization of Provident, described in note 3, certain Nationwide Provident benefit plans that hold investments in group annuity contracts issued by Nationwide Provident received 1,071,721 shares of NFS Class A common stock, of which 671,426 shares continue to be held by the Nationwide Provident qualified defined benefit pension plan as of December 31, 2002.

The 401(k) Companies, Inc. serves as the administrator of certain defined contribution plans sponsored by NMIC and its affiliates. Total revenues reported by The 401(k) Companies, Inc. related to these administration services totaled $2.9 million, $2.0 million and $2.4 million during 2002, 2001 and 2000, respectively, which are included in the total revenue amounts reported in the paragraph above.

Through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC, as described in note 2(k). Total payments to (from) NMIC were $47.3 million, $(48.7) million and $64.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NLIC has a reinsurance agreement with NMIC whereby all of NLIC’s accident and health business not ceded to unaffiliated reinsurers is ceded to NMIC on a modified coinsurance basis. Either party may terminate the agreement on January 1 of any year with prior notice. Under a modified coinsurance agreement, the ceding company retains invested assets and investment earnings are paid to the reinsurer. Under the terms of NLIC’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. Risk of asset default is retained by NLIC, although a fee is paid to NLIC for the retention of such risk. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC for the years ended December 31, 2002, 2001 and 2000 were $325.0 million,

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

$200.7 million and $170.1 million, respectively, while benefits, claims and expenses ceded were $328.4 million, $210.1 million and $171.0 million, respectively.

Pursuant to a cost sharing agreement among NMIC and certain of its direct and indirect subsidiaries, including the Company, NMIC provides certain operational and administrative services, such as investment management, advertising, personnel and general management services, to those subsidiaries. Expenses covered by such agreement are subject to allocation among NMIC and such subsidiaries. Measures used to allocate expenses among companies include individual employee estimates of time spent, special cost studies, salary expense, commission expense and other methods agreed to by the participating companies that are within industry guidelines and practices. In addition, Nationwide Services Company, LLC, a subsidiary of NMIC, provides computer, telephone, mail, employee benefits administration and other services to NMIC and certain of its direct and indirect subsidiaries, including the Company, based on specified rates for units of service consumed. For the years ended December 31, 2002, 2001 and 2000, the Company made payments to NMIC and Nationwide Services Company totaling $146.1 million, $145.6 million and $156.6 million, respectively. The Company does not believe that expenses recognized under these agreements are materially different than expenses that would have been recognized had the Company operated on a stand-alone basis.

Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that is paid to Nationwide agents. These costs cover product development and promotion, sales literature, rent and similar items. Payments under this agreement totaled $24.9 million, $26.4 million and $31.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company leases office space from NMIC and certain of its subsidiaries. For the years ended December 31, 2002, 2001 and 2000, the Company made lease payments to NMIC and its subsidiaries of $20.8 million, $18.7 million and $14.3 million, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus interest. As of December 31, 2002 and 2001, the Company had no borrowings from affiliated entities under such agreements. During 2002 and 2001, the most the Company had outstanding at any given time was $224.9 million and $368.5 million, respectively, and the Company incurred interest expense on intercompany repurchase agreements of $0.3 million and $0.2 million for 2002 and 2001, respectively. Transactions under the agreements during 2000 were not material. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC for the benefit of the Company were $236.1 million and $85.6 million as of December 31, 2002 and 2001, respectively, and are included in short-term investments on the accompanying consolidated balance sheets. For each of the years in the three-year period ending December 31, 2002, the Company paid NCMC fees and expenses totaling $0.4 million under this agreement.

(20)    BANK LINES OF CREDIT

The Company has available as a source of funds a $1 billion revolving credit facility entered into by NFS, NLIC and NMIC. The facility is comprised of a five-year $700 million agreement and a 364 day $300 million agreement with a group of financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility contains covenants, including, but not

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and NLIC maintain statutory surplus in excess of $935 million. The Company had no amounts outstanding under this agreement as of December 31, 2002. NLIC is currently required to maintain an available credit facility equal to 50% of any amounts outstanding under its $500 million commercial paper program. Therefore, availability under the aggregate $1 billion credit facility is reduced by an amount equal to 50% of any commercial paper outstanding. NLIC did not have any commercial paper outstanding as of December 31, 2002.

In addition, the Company has a majority owned subsidiary that has available a $10 million revolving line of credit. The line is comprised of a 364 day $10 million agreement with a single financial institution. The line of credit is guaranteed by NFS. The Company had $2.7 million outstanding on this line of credit as of December 31, 2002. See also note 8.

(21)    CONTINGENCIES

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint is brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the Court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification. On April 16, 2002, the Company filed a motion for summary judgment on the individual claims of plaintiff Mercedes Castillo. On May 28, 2002, the Court granted the motion of Marcus Shore to withdraw as a named plaintiff and denied plaintiffs’ motion to add new persons as named plaintiffs, so the action is now proceeding with Mercedes Castillo as the only named plaintiff. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all of plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification is moot. Judgment for the Company was entered on November 15, 2002. On December 16, 2002, plaintiff Mercedes Castillo filed a notice of appeal from the Court’s orders (a) granting the Company’s motion for summary judgment; and (b) denying Castillo’s motion for leave to amend the complaint to add three new named plaintiffs. The Company’s responsive brief is due by April 23, 2003 and plaintiff’s reply brief is due by May 12, 2003. The Company intends to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 6, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of retirement plans that purchased variable annuities from NLIC to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

by the Company; and that the Company violated ERISA by replacing many of the funds originally included in the plaintiff’s annuities with “inferior” funds because the new funds purportedly paid higher fees to the Company. The amended complaint seeks disgorgement of the fees allegedly received by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney’s fees. On December 3, 2001, the plaintiffs filed a motion for class certification. The Company is opposing that motion. The Company’s Motion to Dismiss was denied on September 11, 2002. On January 14, 2003, plaintiffs filed a motion to file a second amended complaint and the motion was granted on February 21, 2003. The second amended complaint removes the claims asserted against the Company concerning a violation of ERISA through the replacement of many of the funds originally included in the plaintiffs’ annuities with “inferior” funds that purportedly paid higher fees to the Company. The Company intends to defend this lawsuit vigorously.

In September 2000, Nationwide Retirement Solutions (NRS), the Company’s Public Sector retirement plan subsidiary, was named in a lawsuit filed in Kentucky federal court titled Monumental Life Insurance Company v. Nationwide Retirement Solutions. The plaintiff, a third party provider of universal and term life insurance products for NRS, claimed, among other things, that NRS had breached its contractual relationship with the plaintiff when NRS modified its business model for the Public Sector marketplace. On February 20, 2003, the Court reached a verdict in this case, finding against NRS and awarding the plaintiff $28.0 million in damages. NRS is exploring its legal options, including an appeal.

NLICA is a defendant in a class action originally filed on or about January 11, 1999 entitled Butler v. Provident Mutual Life Insurance Company. That class action is pending in the Court of Common Pleas, Philadelphia County, Pennsylvania (January Term 1999, Docket No. 780). That class action challenged the plan of Provident to convert from a mutual life insurance company into a stock life insurance company owned by a mutual holding company. After the Court entered an order on September 16, 1999 enjoining the completion of this plan without further disclosures to policyholders, the plaintiffs filed an amended complaint in the Summer of 2002 demanding that Provident consummate a proposed sponsored demutualization with the Company.

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

The parties to the Butler and Smith cases entered into a stipulation of settlement dated October 9, 2002 and the Court granted preliminary approval of that settlement on October 10, 2002. Under that stipulation of settlement, the parties have agreed to a resolution of all the class and derivative claims asserted in both actions. The Court held a fairness hearing on the settlement on December 17, 2002.

There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

(22)    SECURITIZATION TRANSACTIONS

During 2002, the Company sold credit enhanced equity interests in Tax Credit Funds to unrelated third parties for $125.3 million and recognized $6.8 million of income. The Company guaranteed cumulative after-tax yield to unrelated third party investors ranging from 5.15% to 5.25%. These guarantees are in effect for approximately 15 years. The Tax Credit Funds will provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by cash reserves established by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $368.7 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $4.9 million of net proceeds were set aside as reserves for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly and upon stabilizing, the reserve is released, and during 2002, $0.5 million of stabilization reserves were released into income.

To the extent there are cash deficits in any specific property owned by the Tax Credit Funds, property reserves, property operating guarantees and reserves held by the Tax Credit Funds are exhausted before the Company is required to perform under its guarantees. To the extent the Company is ever required to perform under its guarantees, it may recover any such funding out of the cash flow distributed from the sale of any and/or all of the underlying properties of the Tax Credit Funds. This cash flow distribution would be paid to the Company prior to any cash flow distributions to unrelated third party investors.

(23)    CLOSED BLOCK

The amounts shown in the following tables for assets, liabilities, revenues and expenses of the closed block of NLICA (see note 3) are those that enter into the determination of amounts that are to be paid to policyholders.

Summarized financial information for the closed block follows:

(in millions)	As of December 31, 2002

Closed block liabilities:
Future policyholder benefits	$1,970.2
Policyholder funds and accumulated dividends	136.6
Policyholder dividends payable	67.1
Policyholder dividend obligation	-
Other policy obligations	9.8
Other closed block liabilities	0.8

Total closed block liabilities	2,184.5

Assets designated to the closed block:
Fixed maturity securities available-for-sale, at estimated fair value (cost $1,238.0)	1,243.1
Mortgage loans on real estate	257.9
Policy loans	242.2
Other closed block assets	74.1

Total closed block assets	1,817.3

Excess of reported closed block liabilities over assets designated to the closed block	367.2
Portion of above representing other comprehensive income—
Increase in unrealized gain on fixed maturity securities available-for-sale	5.1

Maximum future earnings to be recognized from closed block assets and liabilities	$372.3

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(in millions)	For the year ended December 31, 2002

Closed block operations:
Closed block revenues:
Premiums	$35.0
Net investment income	27.4
Realized investment losses	(1.5)

Total closed block revenues	60.9

Closed block benefits and expenses:
Policy and contract benefits	44.8
Change in future policyholder benefits and interest credited to policyholder account values	(4.4)
Dividends to policyholders	16.7
Other closed block expenses	0.4

Total closed block benefits and expenses	57.5

Total closed block revenues, net of closed block benefits and expenses, before federal income taxes	3.4
Federal income taxes	1.2

Closed block revenues, net of closed block benefits and expenses and federal income taxes	$2.2

Maximum future earnings from closed block assets and liabilities:
Beginning of period	$-
Change during period	372.3

End of period	$372.3

Actual closed block earnings for the year ended December 31, 2002 were less than expected closed block earnings as determined in the actuarial calculation. Therefore, no policyholder dividend obligation exists at December 31, 2002.

(24)    SEGMENT INFORMATION

The Company uses differences in products as the basis for defining its reportable segments. The Company historically reported four product segments: Individual Annuity, Institutional Products, Life Insurance and Asset Management. During the second quarter of 2002, the Company entered into a transaction with a related party that resulted in the disposal of a substantial portion of the business that had been reported in the Asset Management segment (see note 19). As a result, the Company no longer reports an Asset Management segment, as this business is considered discontinued operations. Also, structured products transactions previously reported in the Asset Management segment are now reported in the Institutional Products segment. Amounts reported for all periods have been revised to reflect these changes.

The Individual Annuity segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, deferred fixed annuity products and income products. Also included in this segment are Nationwide Provident’s individual annuity products, reflecting business in-force on the date of acquisition, October 1, 2002. New individual annuity business sold by Nationwide Provident agents is in

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

the form of the Company’s individual The BEST of AMERICA annuity products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

The Institutional Products segment is comprised of the Company’s Private and Public Sector pension plans, medium-term note program and structured products transactions. The Private Sector includes the 401(k) business generated through fixed and variable annuities, Nationwide Trust Company, FSB and The 401(k) Company. The Public Sector includes the Internal Revenue Code Section 457 business in the form of fixed and variable annuities as well as administration-only business.

The Life Insurance segment consists of investment life products, including individual variable life and COLI products, traditional life insurance products, universal life insurance and the results of TBG Financial. Also included in this segment, beginning October 1, 2002, are Nationwide Provident life products, primarily variable life. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

In addition to the product segments, the Company reports a Corporate segment. The Corporate segment includes net investment income not allocated to the three product segments, unallocated expenses, interest expense on debt, revenue and expenses of the Company’s broker-dealer subsidiaries and in 2001 and 2000, goodwill amortization. In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items in the Corporate segment, but does not consider them as part of operating income.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following tables summarize the financial results of the Company’s business segments for the years ended December 31, 2002, 2001 and 2000.

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total

2002:
Net investment income	$702.3	$807.0	$361.7	$47.8	$1,918.8
Other operating revenue	532.7	272.2	642.5	9.9	1,457.3

Total operating revenue[1]	1,235.0	1,079.2	1,004.2	57.7	3,376.1

Interest credited to policyholder account values	531.6	556.0	188.2	-	1,275.8
Amortization of deferred policy acquisition costs	531.7	53.7	92.7	-	678.1
Amortization of VOBA	3.3	(0.3)	12.2	-	15.2
Interest expense on debt and capital and preferred securities of subsidiary trusts	-	-	-	76.8	76.8
Other benefits and expenses	287.3	262.8	524.4	33.9	1,108.4

Total benefits and expenses	1,353.9	872.2	817.5	110.7	3,154.3

Operating income (loss) before federal income taxes[1]	(118.9)	207.0	186.7	(53.0)	221.8
Net realized losses on investments, hedging instruments and hedged items	-	-	-	(88.3)	(88.3)

Income (loss) from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	$(118.9)	$207.0	$186.7	$(141.3)	$133.5

Assets as of year end	$43,165.1	$30,568.5	$13,358.1	$8,468.6	$95,560.3

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total

2001:
Net investment income	$543.9	$847.8	$323.3	$21.8	$1,736.8
Other operating revenue	557.8	278.0	511.5	1.4	1,348.7

Total operating revenue[1]	1,101.7	1,125.8	834.8	23.2	3,085.5

Interest credited to policyholder account values	443.3	627.8	177.7	-	1,248.8
Amortization of deferred policy acquisition costs	220.2	47.6	80.3	-	348.1
Interest expense on debt and capital and preferred securities of subsidiary trusts	-	-	-	54.9	54.9
Other benefits and expenses	211.0	241.0	387.1	11.4	850.5

Total benefits and expenses	874.5	916.4	645.1	66.3	2,502.3

Operating income (loss) before federal income taxes[1]	227.2	209.4	189.7	(43.1)	583.2
Net realized losses on investments, hedging instruments and hedged items	-	-	-	(15.0)	(15.0)

Income (loss) from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	$227.2	$209.4	$189.7	$(58.1)	$568.2

Assets as of year end	$44,342.4	$34,218.4	$9,129.0	$4,271.1[2]	$91,960.9

2000:
Net investment income	$486.2	$828.8	$289.2	$57.7	$1,661.9
Other operating revenue	626.7	322.1	462.1	3.0	1,413.9

Total operating revenue[1]	1,112.9	1,150.9	751.3	60.7	3,075.8

Interest credited to policyholder account values	397.9	628.8	157.2	-	1,183.9
Amortization of deferred policy acquisition costs	238.2	49.2	64.2	-	351.6
Interest expense on debt and capital and preferred securities of subsidiary trusts	-	-	-	48.5	48.5
Other benefits and expenses	200.5	248.3	368.8	26.9	844.5

Total benefits and expenses	836.6	926.3	590.2	75.4	2,428.5

Operating income (loss) before federal income taxes[1]	276.3	224.6	161.1	(14.7)	647.3
Net realized losses on investments, hedging instruments and hedged items	-	-	-	(24.9)	(24.9)

Income (loss) from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	$276.3	$224.6	$161.1	$(39.6)	$622.4

Assets as of year end	$45,574.6	$37,302.2	$8,103.3	$2,198.5[3]	$93,178.6

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.
[2]	Includes $172.9 million of assets related to discontinued operations.
[3]	Includes $181.7 million of assets related to discontinued operations.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company has no significant revenue from customers located outside of the U.S. nor does the Company have any significant long-lived assets located outside the U.S.

(25)    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001.

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002:
Operating revenue	$785.0	$797.0	$802.1	$992.0
Realized (losses) gains on investments, hedging instruments and hedged items:
Unrelated parties	(4.7)	(40.8)	(41.0)	(25.0)
Related party	-	-	23.2	-

Total revenues	780.3	756.2	784.3	967.0
Benefits and expenses	640.7	652.5	1,021.2	839.9

Income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	139.6	103.7	(236.9)	127.1
Federal income taxes	35.9	23.3	(95.9)	29.4

Income from continuing operations before cumulative effect of adoption of accounting principles	103.7	80.4	(141.0)	97.7
Discontinued operations, net of tax	2.2	1.2	-	-
Cumulative effect of adoption of accounting principles, net of tax	-	-	-	-

Net income (loss)	$105.9	$81.6	$(141.0)	$97.7

Income (loss) from continuing operations before cumulative effect of adoption of accounting principles per common share:
Basic	$0.80	$0.62	$(1.18)	$0.64
Diluted	$0.80	$0.62	$(1.18)	$0.64
Net income (loss) per common share:
Basic	$0.82	$0.63	$(1.18)	$0.64
Diluted	$0.82	$0.63	$(1.18)	$0.64

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2001:
Operating revenue	$777.0	$774.4	$760.4	$773.7
Realized (losses) gains on investments, hedging instruments and hedged items:
Unrelated parties	(4.0)	3.2	(3.6)	(55.0)
Related party	-	-	44.4	-

Total revenues	773.0	777.6	801.2	718.7
Benefits and expenses	619.5	620.9	619.5	642.4

Income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	153.5	156.7	181.7	76.3
Federal income taxes	40.6	41.2	50.9	11.2

Income from continuing operations before cumulative effect of adoption of accounting principles	112.9	115.5	130.8	65.1
Discontinued operations, net of tax	(0.4)	0.7	1.8	(6.5)
Cumulative effect of adoption of accounting principles, net of tax	(4.8)	(2.3)	-	-

Net income	$107.7	$113.9	$132.6	$58.6

Income from continuing operations before cumulative effect of adoption of accounting principles per common share:
Basic	$0.88	$0.90	$1.01	$0.51
Diluted	$0.87	$0.90	$1.01	$0.50
Net income per common share:
Basic	$0.84	$0.88	$1.03	$0.45
Diluted	$0.83	$0.88	$1.03	$0.45

(26)    VARIABLE INTEREST ENTITIES

As of December 31, 2002, the Company had investments of $71.0 million in Tax Credit Funds for the purpose of generating favorable after-tax investment returns for the Company. These Tax Credit Funds and those that the Company has sold to others with a guarantee of the cumulative after-tax return, which are described in more detail in note 22, may be considered a VIE in accordance with FIN 46. See note 2(n). The Company’s maximum exposure to loss as a result of its involvement in these VIEs is $439.6 million, which is comprised of the carrying value of the Tax Credit Funds held by the Company for its own use and the maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees.

(27)    SUBSEQUENT EVENTS

On February 13, 2003, the Company sold $200 million par value of 5.625% senior notes, due February 13, 2015. These senior notes are redeemable in whole or in part, at the option of NFS, at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at the treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

On February 20, 2003, a verdict of $28.0 million was entered against a subsidiary of the Company on a case that was outstanding as of December 31, 2002. As a result, the Company reevaluated its aggregate litigation exposure as of February 24, 2003, giving consideration to this verdict, expected insurance recoveries and recent developments on all cases that were outstanding as of December 31, 2002. This resulted in an increase in the aggregate litigation reserves and other operating expenses of $13.6 million, before $4.8 million of federal income tax benefit. Such amounts have been recorded in the accompanying consolidated financial statements as of December 31, 2002.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SCHEDULE I

CONSOLIDATED SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

	As of December 31, 2002
(in millions) Column A	Column B	Column C	Column D

Type of Investment	Cost	Market value	Amount at which shown in the consolidated balance sheet

Fixed maturity securities available-for-sale:
Bonds:
U.S. Government and government agencies and authorities	$5,479.5	$5,697.4	$5,697.4
States, municipalities and political subdivisions	32.8	33.7	33.7
Foreign governments	57.4	60.6	60.6
Public utilities	1,887.6	1,950.0	1,950.0
All other corporate	19,217.5	20,012.5	20,012.5

Total fixed maturity securities available-for-sale	26,674.8	27,754.2	27,754.2

Equity securities available-for-sale:
Common stocks—Industrial, miscellaneous and all other	149.7	134.7	134.7
Mortgage loans on real estate, net	8,527.4		8,486.5[1]
Real estate, net:
Investment properties	116.5		97.1[2,3]
Acquired in satisfaction of debt	28.5		28.3[2,3]
Policy loans	986.4		986.4
Other long-term investments	167.7		162.5[4,5]
Short-term investments, including amounts managed by a related party	1,420.1		1,420.1

Total investments	$38,071.1		$39,069.8

[1]	Difference from Column B is primarily due to valuation allowances due to impairments on mortgage loans on real estate (see note 4 to the consolidated financial statements), hedges and commitment hedges on mortgage loans on real estate.
[2]	Difference from Column B primarily results from adjustments for accumulated depreciation.
[3]	Amount shown does not agree to the consolidated balance sheet due to the exclusion of property occupied by the reporting entity in the amount of $20.2 million, net of accumulated depreciation.
[4]	Difference from Column B is primarily due to operating gains and/or losses of investments in limited partnerships.
[5]	Amount shown does not agree to the consolidated balance sheet due to unconsolidated related party investments in the amount of $42.5 million.

See accompanying independent auditors’ report.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,

(in thousands)	2002	2001

Assets
Investment in subsidiaries	$4,873,880	$3,912,672
Short-term investments, including amounts managed by a related party	110,879	7,874
Long-term investments	6,093	13,043
Cash	-	-
Accrued investment income	5,708	855
Investment in surplus notes from a subsidiary	600,000	300,000
Intangible assets	4,560	-
Goodwill	106,608	87,454
Other assets	49,510	50,282

Total assets	$5,757,238	$4,372,180

Liabilities and Shareholders’ Equity
Long-term debt	$1,204,555	$906,307
Other liabilities	109,405	22,562

Total liabilities	1,313,960	928,869
Shareholders’ equity	4,443,278	3,443,311

Total liabilities and shareholders’ equity	$5,757,238	$4,372,180

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,

(in thousands)	2002	2001	2000

Revenues:
Dividends received from subsidiaries	$522,974	$50,000	$176,000
Investment income	39,570	5,365	4,630
Realized gains (losses) on investments, hedging instruments and hedged items	8	4,434	(5,000)

Total revenues	562,552	59,799	175,630

Expenses:
Interest expense on long-term debt	76,406	50,191	48,318
Other operating expenses	3,187	11,977	9,489

Total expenses	79,593	62,168	57,807

Income (loss) before federal income tax benefit	482,959	(2,369)	117,823
Federal income tax benefit	15,851	17,385	21,144

Income from continuing operations before equity in undistributed net income of subsidiaries	498,810	15,016	138,967
Equity in undistributed net income of subsidiaries	(354,391)	397,423	296,021

Income from continuing operations	144,419	412,439	434,988
Discontinued operations	(168)	332	(12)

Net income	$144,251	$412,771	$434,976

See accompanying notes to condensed financial statements and independent auditors’ report.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT, Continued

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,

(in thousands)	2002	2001	2000

Cash flows from operating activities:
Net income	$144,251	$412,771	$434,976
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	354,391	(397,423)	(296,021)
Amortization	5,606	11,038	8,979
Realized (gains) losses on investments, hedging instruments and hedged items	(8)	(4,434)	5,000
Other, net	69,872	(23,472)	57,360

Net cash provided by (used in) operating activities	574,112	(1,520)	210,294

Cash flows from investing activities:
Cash paid to acquire companies and capital contributed to subsidiaries	(360,525)	(10,000)	(22,575)
Cash paid to acquire surplus note from subsidiary	(300,000)	(300,000)	-
Disposal of subsidiaries, net	(17,913)	-	-
Other, net	(126,904)	61,174	(122,721)

Net cash used in investing activities	(805,342)	(248,826)	(145,296)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	296,034	296,625	-
Cash dividends paid	(66,249)	(61,840)	(56,720)
Other, net	1,445	3,784	2,131

Net cash provided by (used in) financing activities	231,230	238,569	(54,589)

Net increase (decrease) in cash	-	(11,777)	10,409
Cash, beginning of year	-	11,777	1,368

Cash, end of year	$-	$-	$11,777

See accompanying notes to condensed financial statements and independent auditors’ report.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT, Continued

(in thousands)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)    ORGANIZATION AND PRESENTATION

Nationwide Financial Services, Inc. (NFS) is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the retirement savings operations of the Nationwide group of companies, including Nationwide Life Insurance Company of America (NLICA) effective October 1, 2002. NLICA was acquired through a series of transactions that are described in more detail in note 3 to the consolidated financial statements of NFS and subsidiaries, which is included elsewhere in this report.

(2)    LONG-TERM DEBT AND GUARANTEES

Long-term debt outstanding as of December 31, 2002 and 2001 consists of the following:

	2002	2001

8.00% Senior Notes due March 1, 2027 (net of unamortized discount of $1,538 in 2002 and $1,558 in 2001)	$298,462	$298,442
6.25% Senior Notes due November 15, 2011 (net of unamortized discount of $1,307 in 2002 and $1,414 in 2001)	298,693	298,586
5.90% Senior Notes due July 1, 2012 (net of unamortized discount of $1,880 in 2002 and none in 2001)	298,121	-
7.899% Junior Subordinated Deferrable Interest Debentures due March 1, 2037	103,093	103,093
7.10% Junior Subordinated Deferrable Interest Debentures due October 31, 2028	206,186	206,186

Total long-term debt	$1,204,555	$906,307

The 8.00% senior notes are redeemable in whole or in part, at the option of NFS, at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest.

The 6.25% senior notes are not redeemable prior to their maturity date and are not subject to any sinking fund payments.

The 5.90% senior notes are redeemable in whole or in part, at the option of NFS, at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at the treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date. The terms of the senior notes contain various restrictive covenants including limitations on the disposition of subsidiaries. As of December 31, 2002, NFS was in compliance with all such covenants.

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

See accompanying independent auditors’ report.

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

NFS made interest payments on long-term debt of $65,282, $46,782 and $46,782 in 2002, 2001 and 2000, respectively.

(3)    RELATED PARTY TRANSACTIONS

On December 19, 2001 NFS purchased a 7.50%, $300.0 million surplus note from NLIC, maturing on December 17, 2031. The Company is scheduled to receive interest semi-annually on June 17 and December 17 of each year commencing June 17, 2002.

On June 27, 2002, NFS purchased an 8.15% $300.0 million surplus note from NLIC, maturing on June 27, 2032. The Company is scheduled to make interest payments on April 15 and October 15 of each year commencing October 15, 2002.

The fair value of the investments in the surplus notes as of December 31, 2002 were $300.0 million each. Principal and interest payments are subject to prior approval by the superintendent of insurance of the State of Ohio.

In connection with the demutualization of Provident certain Nationwide Provident benefit plans that hold investments in group annuity contracts issued by Nationwide Provident received 1,071,721 shares of NFS Class A common stock, of which 671,426 shares continue to be held by the Nationwide Provident qualified defined benefit pension plan as of December 31, 2002.

See note 19 to the consolidated financial statements of NFS and subsidiaries, which is included elsewhere in this report, for a discussion of other related party transactions.

See accompanying independent auditors’ report.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

As of December 31, 2002, 2001 and 2000 and for each of the years then ended

(in millions) Column A	Column B	Column C	Column D	Column E	Column F

Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue

2002: Individual Annuity	$1,885.6	$14,184.2			$69.4
Institutional Products	305.3	14,289.9			-
Life Insurance	1,144.0	7,387.8			232.9
Corporate	(308.0)	412.4			-

Total	$3,026.9	$36,274.3			$302.3

2001: Individual Annuity	$1,976.6	$9,132.8			$60.9
Institutional Products	309.8	11,872.7			-
Life Insurance	1,022.2	4,252.3			190.2
Corporate	(94.9)	233.8			-

Total	$3,213.7	$25,491.6			$251.1

2000: Individual Annuity	$1,723.8	$7,068.5			$52.7
Institutional Products	295.8	10,944.0			-
Life Insurance	874.8	3,995.6			187.3
Corporate	(21.7)	235.2			-

Total	$2,872.7	$22,243.3			$240.0

Column A	Column G	Column H	Column I	Column J	Column K

Segment	Net investment income[2]	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Premiums written

2002: Individual Annuity	$702.3	$630.9	$531.7	$188.0
Institutional Products	807.0	556.0	53.7	262.8
Life Insurance	361.7	463.7	92.7	185.4
Corporate	47.8	-	-	33.9

Total	$1,918.8	$1,650.6	$678.1	$670.1

2001: Individual Annuity	$543.9	$511.4	$220.2	$142.9
Institutional Products	847.8	627.8	47.6	241.0
Life Insurance	323.3	389.4	80.3	133.7
Corporate	21.8	-	-	11.4

Total	$1,736.8	$1,528.6	$348.1	$529.0

2000: Individual Annuity	$486.2	$451.9	$238.2	$146.5
Institutional Products	828.8	628.8	49.2	248.3
Life Insurance	289.2	344.8	64.2	136.7
Corporate	57.7	-	-	26.9

Total	$1,661.9	$1,425.5	$351.6	$558.4

[1]	Unearned premiums and other policy claims and benefits payable are included in Column C amounts.
[2]	Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

See accompanying independent auditors’ report.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SCHEDULE IV

REINSURANCE

As of December 31, 2002, 2001 and 2000 and for each of the years then ended

(in millions) Column A	Column B	Column C	Column D	Column E	Column F

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

2002:
Life insurance in-force	$163,877.2	$58,180.5	$98.0	$105,794.7	0.1%

Premiums:
Life insurance[1]	$323.2	$21.4	$0.5	$302.3	0.2%
Accident and health insurance	305.8	308.3	3.2	0.7	457.1%

Total	$629.0	$329.7	$3.7	$303.0	1.2%

2001:
Life insurance in-force	$107,765.8	$37,331.3	$17.1	$70,451.6	0.0%

Premiums:
Life insurance[1]	$264.9	$14.0	$0.2	$251.1	0.1%
Accident and health insurance	176.4	182.2	5.8	-	N/A

Total	$441.3	$196.2	$6.0	$251.1	2.4%

2000:
Life insurance in-force	$95,475.2	$31,101.6	$16.4	$64,390.0	0.0%

Premiums:
Life insurance[1]	$254.6	$14.8	$0.2	$240.0	0.1%
Accident and health insurance	150.8	156.8	6.0	-	N/A

Total	$405.4	$171.6	$6.2	$240.0	2.6%

[1]	The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.

See accompanying independent auditors’ report.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2002, 2001 and 2000

(in millions) Column A	Column B	Column C		Column D	Column E

Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions[1]	Balance at end of period

2002:
Valuation allowances—mortgage loans on real estate	$42.9	$1.5	$7.2[2]	$0.6	$51.0
Valuation allowances—real estate	-	-	-	-	-

Total	$42.9	$1.5	$7.2	$0.6	$51.0

2001:
Valuation allowances—mortgage loans on real estate	$45.3	$(1.2)	$-	$1.2	$42.9
Valuation allowances—real estate	5.2	-	-	5.2	-

Total	$50.5	$(1.2)	$-	$6.4	$42.9

2000:
Valuation allowances—mortgage loans on real estate	$44.4	$4.1	$-	$3.2	$45.3
Valuation allowances—real estate	5.5	0.4	-	0.7	5.2

Total	$49.9	$4.5	$-	$3.9	$50.5

[1]	Amounts represent direct write-downs charged against the valuation allowance.
[2]	Amount represents allowance on acquired mortgage loans.

See accompanying independent auditors’ report.