Form 10-K/A
period 2002-12-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2003-04-10
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Annual Report on Form 10-K/A constitutes Amendment No. 1 to the Nationwide Financial Services, Inc. Form 10-K for the fiscal year ended December 31, 2002. This Amendment No. 1 is being filed solely to correct a typographical error contained in Part II, Item 6—Selected Consolidated Financial Data with respect to the line items “Net Income per Common Share—Basic” and “Net Income per Common Share—Diluted” for the year ended December 31, 2002. All other items in the Nationwide Financial Services, Inc. Annual Report on Form 10-K, including without limitation the basic and diluted net income per common share contained in the Registrant’s audited consolidated financial statements included in the Form 10-K, remain unchanged from the original filing.

We have included Part II, Item 6—Selected Consolidated Financial Data, as amended, in this Form 10-K/A in its entirety.

PART II

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

FIVE-YEAR SUMMARY

	Years ended December 31,

(in millions, except per share amounts)	2002	2001	2000	1999	1998

Results of operations:
Revenues
Policy charges	$1,028.4	$1,019.1	$1,092.2	$895.6	$698.9
Life insurance premiums	302.3	251.1	240.0	220.8	200.0
Net investment income	1,918.8	1,736.8	1,661.9	1,525.6	1,485.3
Net realized (losses) gains on investments, hedging instruments and hedged items:
Unrelated parties	(111.5)	(57.5)	(24.9)	(11.0)	17.9
Related parties	23.2	44.4	-	-	-
Other	126.6	76.6	81.7	63.7	35.7

Total revenues	3,287.8	3,070.5	3,050.9	2,694.7	2,437.8

Benefits and expenses
Interest credited and other benefits	1,714.1	1,570.3	1,470.0	1,349.2	1,284.4
Interest expense on debt and trust securities	76.8	54.9	48.5	47.2	35.1
Other operating expenses	1,363.4	877.1	910.0	745.7	625.6

Total benefits and expenses	3,154.3	2,502.3	2,428.5	2,142.1	1,945.1

Income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	133.5	568.2	622.4	552.6	492.7
Federal income taxes	(7.3)	143.9	187.3	183.0	168.2

Income from continuing operations before cumulative effect of adoption of accounting principles	140.8	424.3	435.1	369.6	324.5
Discontinued operations, net of tax	3.4	(4.4)	(0.2)	11.7	7.9
Cumulative effect of adoption of accounting principles, net of tax	-	(7.1)	-	-	-

Net income	$144.2	$412.8	$434.9	$381.3	$332.4

Net income per common share
Basic	$1.09	$3.20	$3.38	$2.96	$2.58
Diluted	$1.09	$3.20	$3.38	$2.96	$2.58
Cash dividends declared per common share	$0.51	$0.48	$0.46	$0.38	$0.30

Weighted average common shares outstanding
Basic	132.4	128.9	128.7	128.5	128.5
Diluted	132.6	129.2	128.9	128.6	128.6

OTHER DATA
Reconciliation of net income to net operating income[2]:
Net income	$144.2	$412.8	$434.9	$381.3	$332.4
Realized losses (gains) on investments, hedging instruments and hedged items, excluding securitizations, net of tax	57.5	9.7	16.1	7.0	(11.7)
Discontinued operations, net of tax	(3.4)	4.4	0.2	(11.7)	(7.9)
Cumulative effect of adoption of accounting principles, net of tax	-	7.1	-	-	-

Net operating income	$198.3	$434.0	$451.2	$376.6	$312.8

Net operating return on average equity[1]	6.0%	13.8%	16.7%	16.1%	15.4%

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

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

By

W.G. Jurgensen, Chief Executive Officer and Chairman of the Board

Date: April 10, 2003

CERTIFICATIONS

I, W.G. Jurgensen, Chief Executive Officer of Nationwide Financial Services, Inc., certify that:

1.	I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K/A of Nationwide Financial Services, Inc.;
2.	Based on my knowledge, this Amendment No. 1 to the Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to the Annual Report;
3.	Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to the Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to the Annual Report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Annual Report on Form 10-K (the “Annual Report”) was prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Annual Report (the “Evaluation Date”); and
c)	presented in the Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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
6.	The registrant’s other certifying officers and I have indicated in the Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003

Name: W.G. Jurgensen Title: Chief Executive Officer

I, Mark R. Thresher, Chief Financial Officer of Nationwide Financial Services, Inc., certify that:

1.	I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K/A of Nationwide Financial Services, Inc.;
2.	Based on my knowledge, this Amendment No. 1 to the Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to the Annual Report;
3.	Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to the Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to the Annual Report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Annual Report on Form 10-K (the “Annual Report”) was prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Annual Report (the “Evaluation Date”); and
c)	presented in the Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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
6.	The registrant’s other certifying officers and I have indicated in the Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003

Name: Mark R. Thresher Title: Chief Financial Officer