Form 10-Q
period 2003-03-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2003-05-14
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 1-12785

NATIONWIDE FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	31-1486870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Nationwide Plaza

Columbus, Ohio 43215

(614) 249-7111

(Address, including zip code and telephone number, including area code, of Registrant’s principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes  ☒  No  ☐

The number of shares outstanding of each of the registrant’s classes of common stock on May 2, 2003 was as follows:

CLASS A COMMON STOCK (par value $0.01 per share) 65,342,273 shares issued and 56,121,806 shares outstanding

CLASS B COMMON STOCK (par value $0.01 per share) 95,633,767 shares issued and outstanding

(Title of Class)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1  Unaudited Consolidated Financial Statements

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three months ended March 31,
	2003	2002
Revenues:
Policy charges	$274.5	$256.9
Life insurance premiums	111.0	60.7
Net investment income	548.6	443.6
Net realized losses on investments, hedging instruments and hedged items	(53.3)	(4.7)
Other	54.8	23.8

	935.6	780.3

Benefits and expenses:
Interest credited to policyholder account values	344.0	297.8
Other benefits and claims	154.0	72.5
Policyholder dividends on participating policies	26.4	11.7
Amortization of deferred policy acquisition costs	83.8	84.8
Amortization of value of business acquired	10.6	—
Interest expense on debt and capital and preferred securities of subsidiary trusts	22.7	16.7
Other operating expenses	204.9	157.2

	846.4	640.7

Income from continuing operations before federal income tax expense	89.2	139.6
Federal income tax expense	17.2	35.9

Income from continuing operations	72.0	103.7
Discontinued operations, net of tax	—	2.2

Net income	$72.0	$105.9

Income from continuing operations per common share:
Basic	$0.47	$0.80
Diluted	$0.47	$0.80
Net income per common share:
Basic	$0.47	$0.82
Diluted	$0.47	$0.82
Weighted average common shares outstanding:
Basic	151.8	128.9
Diluted	151.9	129.2

See accompanying notes to unaudited consolidated financial statements, including note 9 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $28,565.6 in 2003; $26,674.8 in 2002)	$29,754.6	$27,754.2
Equity securities (cost $119.6 in 2003; $149.7 in 2002)	118.5	134.7
Mortgage loans on real estate, net	8,505.3	8,486.5
Real estate, net	137.3	145.6
Policy loans	996.8	986.4
Other long-term investments	200.0	205.0
Short-term investments, including amounts managed by a related party	2,726.3	1,420.1

	42,438.8	39,132.5

Cash	37.0	21.7
Accrued investment income	438.8	402.4
Deferred policy acquisition costs	3,111.4	3,026.9
Value of business acquired	541.4	569.3
Other intangible assets	58.7	58.7
Goodwill	399.8	399.4
Other assets	1,945.7	1,601.1
Assets held in separate accounts	48,894.7	50,348.3

	$97,866.3	$95,560.3

Liabilities and Shareholders’ Equity
Future policy benefits and claims	$38,084.6	$36,274.3
Short-term debt	3.6	2.7
Long-term debt	1,095.9	897.6
Other liabilities	4,949.8	3,294.1
Liabilities related to separate accounts	48,894.7	50,348.3

	93,028.6	90,817.0

NFS-obligated mandatorily redeemable capital and preferred securities of subsidiary trusts holding solely junior subordinated debentures of NFS	300.0	300.0

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 50.0 shares; no shares issued and outstanding	—	—
Class A common stock, $.01 par value. Authorized 750.0 shares, 65.4 shares issued and 56.1 and 56.2 shares outstanding, respectively	0.6	0.6
Class B common stock, $.01 par value. Authorized 750.0 shares, 95.6 and 104.7 shares issued and outstanding, respectively	1.0	1.0
Additional paid-in capital	1,606.7	1,606.8
Retained earnings	2,740.6	2,688.4
Accumulated other comprehensive income	443.9	400.3
Treasury stock	(247.7)	(245.1)
Other, net	(7.4)	(8.7)

	4,537.7	4,443.3

	$97,866.3	$95,560.3

See accompanying notes to unaudited consolidated financial statements, including note 9 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

Three Months Ended March 31, 2003 and 2002

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Other, net	Total shareholders’ equity
Balance as of January 1, 2002	$0.2	$1.0	$646.5	$2,598.8	$202.5	$(0.2)	$(5.5)	$3,443.3
Comprehensive income:
Net income	—	—	—	105.9	—	—	—	105.9
Net unrealized losses on securities available-for-sale arising during the period, net of tax	—	—	—	—	(76.3)	—	—	(76.3)
Accumulated net gains on cash flow hedges, net of tax	—	—	—	—	5.8	—	—	5.8

Total comprehensive income								35.4

Cash dividends declared	—	—	—	(15.5)	—	—	—	(15.5)
Other, net	—	—	0.9	0.8	—	—	0.8	2.5

Balance as of March 31, 2002	$0.2	$1.0	$647.4	$2,690.0	$132.0	$(0.2)	$(4.7)	$3,465.7

Balance as of January 1, 2003	$0.6	$1.0	$1,606.8	$2,688.4	$400.3	$(245.1)	$(8.7)	$4,443.3
Comprehensive income:
Net income	—	—	—	72.0	—	—	—	72.0
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	—	43.5	—	—	43.5
Accumulated net gains on cash flow hedges, net of tax	—	—	—	—	0.1	—	—	0.1

Total comprehensive income								115.6

Cash dividends declared	—	—	—	(19.7)	—	—	—	(19.7)
Other, net	—	—	(0.1)	(0.1)	—	(2.6)	1.3	(1.5)

Balance as of March 31, 2003	$0.6	$1.0	$1,606.7	$2,740.6	$443.9	$(247.7)	$(7.4)	$4,537.7

See accompanying notes to unaudited consolidated financial statements, including note 9 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31, 2003 and 2002

(in millions)

	2003	2002
Cash flows from operating activities:
Net income	$72.0	$105.9
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(2.2)
Interest credited to policyholder account values	344.0	297.8
Capitalization of deferred policy acquisition costs	(191.5)	(173.5)
Amortization of deferred policy acquisition costs	83.8	84.8
Amortization and depreciation	36.2	(3.6)
Realized losses on investments, hedging instruments and hedged items	53.3	4.7
Increase in accrued investment income	(36.4)	(12.1)
Increase in other assets	(355.3)	(50.5)
(Decrease) increase in policy liabilities	(122.5)	10.4
Increase (decrease) in other liabilities	242.0	(24.8)
Other, net	13.1	28.8

Net cash provided by continuing operations	138.7	265.7
Net cash used in discontinued operations	—	(3.6)

Net cash provided by operating activities	138.7	262.1

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	1,064.3	1,201.6
Proceeds from sale of securities available-for-sale	582.9	410.4
Proceeds from repayments of mortgage loans on real estate	203.9	207.4
Proceeds from sale of real estate	8.1	16.5
Proceeds from repayments of policy loans and sale of other invested assets	16.4	14.7
Cost of securities available-for-sale acquired	(3,541.7)	(2,536.1)
Cost of mortgage loans on real estate acquired	(223.8)	(333.6)
Cost of real estate acquired	(0.6)	—
Short-term investments, net	(1,300.4)	302.2
Collateral received – securities lending, net	1,391.4	(309.2)
Other, net	(77.3)	(40.2)

Net cash used in continuing operations	(1,876.8)	(1,066.3)
Net cash used in discontinued operations	—	(0.3)

Net cash used in investing activities	(1,876.8)	(1,066.6)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	197.3	—
Net change in short-term debt	0.9	179.9
Cash dividends paid	(19.7)	(15.5)
Increase in investment and universal life insurance product account values	1,683.8	1,728.9
Decrease in investment and universal life insurance product account values	(106.1)	(1,093.5)
Other, net	(2.8)	1.6

Net cash provided by financing activities	1,753.4	801.4

Net increase (decrease) in cash	15.3	(3.1)
Cash, beginning of period	21.7	65.0

Cash, end of period	$37.0	$61.9

See accompanying notes to unaudited consolidated financial statements, including note 9 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Three Months Ended March 31, 2003

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries (NFS or collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature), which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2002 included in the Company’s 2002 Annual Report on Form 10-K.

(2)	Stock Compensation

The Company sponsors the Second Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) covering selected officers, directors, employees and agents of the Company and certain of its affiliates. The LTEP provides for the grant of any or all of the following types of awards: (i) stock options for shares of Class A common stock; (ii) stock appreciation rights (SARs), either in tandem with stock options or freestanding; (iii) restricted stock; and (iv) performance awards. Under the LTEP no awards may be granted under the LTEP after December 11, 2006. The number of shares of Class A common stock that may be issued under the LTEP, or as to which SARs or other awards may be granted, currently may not exceed 20.1 million.

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25 – Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options as permitted by SFAS No. 123 –Accounting for Stock-Based Compensation (SFAS 123). Under APB 25, because the stock option awards qualify as fixed awards and because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS 123, which require the fair value of the options granted to be recorded as expense over the vesting period, are presented below.

Stock options granted under the LTEP in 2003 and 2002 have ten-year terms. For the substantial majority of stock options granted under the LTEP, one third of the options vest and become fully exercisable at the end of each of three years of continued employment or upon retirement. The Company’s stock option activity and related information for the periods indicated is summarized below.

	Three Months Ended March 31, 2003		Year Ended December 31, 2002
	Options on Class A common stock	Weighted average exercise price	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	5,786,902	$38.37	3,810,859	$37.32
Granted	2,825,376	23.28	2,132,022	39.98
Exercised	—	—	(40,245)	26.66
Cancelled	(83,667)	40.86	(115,734)	38.36

Outstanding, end of period	8,528,611	$33.37	5,786,902	$38.37

Exercisable, end of period	3,423,945	$37.26	2,728,202	$37.66

Weighted average fair value of options granted during the year		$7.81		$15.91

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarized information about stock options outstanding and exercisable as of March 31, 2003.

	Options outstanding			Options currently exercisable
Range of exercise prices	Number	Weighted average remaining contractual lives	Weighted average exercise price	Number	Weighted average exercise price
$22.10 – $31.19	4,593,699	8.94	$24.72	1,157,244	$26.56
$36.02 – $48.13	3,934,912	7.65	$43.47	2,266,701	$42.72

The fair values of the stock options are estimated on the dates of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the periods indicated:

	Three Months Ended March 31, 2003	Year Ended December 31, 2002
Risk free interest rate	2.62%	4.16%
Dividend yield	2.19%	1.29%
Volatility factor	0.428	0.435
Weighted average expected option life	5 Years	5 Years

Had the compensation cost for the employee stock options been determined in accordance with the fair value based accounting method provided by SFAS 123, net income and net income per common share for the periods indicated would have been as follows:

(in millions, except per share amounts)	Pro forma	As presented
Three Months Ended March 31, 2003:
Net income	$67.5	$72.0
Basic and diluted earnings per common share	$0.44	$0.47

Three Months Ended March 31, 2002:
Net income	$100.7	$105.9
Basic and diluted earnings per common share	$0.78	$0.82

(3)	Recently Issued Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company currently expects to adopt SFAS 149 on July 1, 2003 and is evaluating the potential impact of adoption on the results of operations and financial position.

In April 2003, the FASB released Statement 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (DIG B36). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. Paragraph 12.a. of SFAS 133 indicates that an embedded derivative must be separated from the host contract (bifurcated) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation is the first day of the first fiscal quarter beginning after September 15, 2003 (October 1, 2003 for the Company), with earlier application as of the beginning of a fiscal quarter permitted. The Company currently expects to adopt DIG B36 on October 1, 2003 and is evaluating the impact that this guidance will have on its financial results. The impact of adopting DIG B36, if material, is to be reported as a cumulative-effect-type adjustment of net income. The total amount of reserves that the Company holds under modified coinsurance arrangements is $739.7 million.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46). Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51) states that consolidation is usually necessary when a company has a “controlling financial interest” in another company, a condition most commonly achieved via ownership of a majority voting interest. FIN 46 clarifies the application of ARB 51, to certain “variable interest entities” (VIE) where (i) the equity investors are not empowered to make sufficient decisions about the entity’s operations, or do not receive expected returns or absorb expected losses commensurate with their equity ownership; or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. VIEs are consolidated by their primary beneficiary, which is a party having a majority of the entity’s expected losses, expected residual returns, or both. A company holding a significant variable interest in a VIE, but not deemed the primary beneficiary is subject to certain disclosure requirements specified by FIN 46. FIN 46 applies to entities formed after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the interim period beginning after June 15, 2003 to VIEs for which an enterprise holds a variable interest that it acquired prior to February 1, 2003 with earlier adoption permitted. FIN 46 may be applied on a prospective basis with a cumulative-effect adjustment made as of the date of initial application or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is evaluating the potential impact of adopting FIN 46 on the results of operations and financial position and currently expects to adopt FIN 46 on July 1, 2003. See note 26 to the audited consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K for transitional disclosures pertaining to relationships in which the Company may have a significant variable interest.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45). FIN 45 requires a guarantor to provide more detailed interim and annual financial statement disclosures about obligations under certain guarantees it has issued. It also requires a guarantor to recognize, at the inception of new guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. Although superceded by FIN 45, the guidance provided in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others has been incorporated into FIN 45 without change. The adoption of FIN 45 on January 1, 2003 did not have an impact on the financial position or results of operations of the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which the Company adopted January 1, 2003. Adoption of SFAS 146 did not have any impact on the financial position or results of operations of the Company.

(4)	Earnings Per Share

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

The calculations of basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2003			2002
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Basic and diluted income from continuing operations	$72.0	$0.47	$0.47	$103.7	$0.80	$0.80
Discontinued operations, net of tax	—	—	—	2.2	0.02	0.02

Basic and diluted net income	$72.0	$0.47	$0.47	$105.9	$0.82	$0.82

Weighted average common shares outstanding – basic	151.8			128.9
Dilutive effect of stock options	0.1			0.3

Weighted average common shares outstanding – diluted	151.9			129.2

(5)	Long-Term Debt

On February 13, 2003, NFS issued $200.0 million par value of 5.625% senior notes, due February 13, 2015. These senior notes are redeemable in whole or in part, at the option of NFS, at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at the treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date.

Following this issuance, the Company contributed $200.0 million of capital to Nationwide Life Insurance Company, a wholly owned subsidiary, for general corporate purposes.

(6)	Comprehensive Income

Comprehensive income includes net income as well as certain items that are reported directly within separate components of shareholders’ equity that bypass net income. Other comprehensive income (loss) is comprised of net unrealized gains (losses) on securities available-for-sale and net gains on cash flow hedges. The related before and after federal income tax amounts are as follows:

	Three months ended March 31,
(in millions)	2003	2002
Unrealized gains (losses) on securities available-for-sale arising during the period:
Gross	$65.1	$(157.1)
Adjustment to deferred policy acquisition costs	(23.4)	35.0
Adjustment to value of business acquired	(17.3)	—
Adjustment to future policy benefits and claims	(11.6)	—
Related federal income tax (expense) benefit	4.5	42.7

Net unrealized gains (losses)	8.3	(79.4)

Reclassification adjustment for net losses on securities available-for-sale realized during the period:
Gross	54.2	4.8
Related federal income tax benefit	(19.0)	(1.7)

Net reclassification adjustment	35.2	3.1

Other comprehensive income (loss) on securities available-for-sale	43.5	(76.3)

Net gain on cash flow hedges:
Gross	0.1	9.0
Related federal income tax expense	—	(3.2)

Other comprehensive income on cash flow hedges	0.1	5.8

Total other comprehensive income (loss)	$43.6	$(70.5)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

Reclassification adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the first three months of 2003 and 2002 and, therefore, are not provided.

(7)	Segment Disclosures

Management of the Company views its business primarily based on the underlying products and this is the basis used for defining its reportable segments. The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. The primary segment profitability measure that management uses is pre-tax operating earnings, which is comprised of pre-tax income excluding net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, and discontinued operations.

The Individual Annuity segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, deferred fixed annuity products and income products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods. Also included in this segment are Nationwide Provident’s individual annuity products reflecting business in-force as of the October 1, 2002 acquisition by the Company. Nationwide Provident business consists of production through Nationwide Life Insurance Company of America (NLICA) and subsidiaries. New individual annuity business sold by Nationwide Provident producers is in the form of the Company’s individual The BEST of AMERICA annuity products.

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

The Life Insurance segment consists of investment life products, including individual variable life and corporate-owned life insurance products (COLI) products, traditional life insurance products, universal life insurance and the results of TBG Insurance Services Corporation (TBG Financial). Also included in this segment are Nationwide Provident life products, primarily variable life. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

In addition to the product segments, the Company reports a Corporate segment. The Corporate segment includes net investment income not allocated to the three product segments, unallocated expenses, advisory services program revenues and expenses, interest expense on debt and revenue and expenses of the Company’s non-insurance subsidiaries not reported within the three product segments. In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items in the Corporate segment, but does not consider them as part of pre-tax operating earnings.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the financial results of the Company’s business segments for the three months ended March 31, 2003 and 2002.

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
2003
Net investment income	$214.6	$203.3	$114.5	$16.2	$548.6
Other operating revenue	131.7	69.4	228.6	10.6	440.3

Total operating revenue	346.3	272.7	343.1	26.8	988.9

Interest credited to policyholder account values	160.7	135.3	48.0	—	344.0
Amortization of deferred policy acquisition costs	46.6	11.7	25.5	—	83.8
Amortization of value of business acquired	2.4	0.5	7.6	0.1	10.6
Interest expense on debt and capital and preferred securities of subsidiary trusts	—	—	—	22.7	22.7
Other benefits and expenses	98.7	75.1	198.8	12.7	385.3

Total benefits and expenses	308.4	222.6	279.9	35.5	846.4

Pre-tax operating earnings (loss)	37.9	50.1	63.2	(8.7)	142.5
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(53.3)	(53.3)

Income (loss) from continuing operations before federal income tax expense	$37.9	$50.1	$63.2	$(62.0)	$89.2

Assets as of period end	$43,695.5	$31,759.8	$13,586.6	$8,824.4	$97,866.3

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
2002
Net investment income	$155.5	$196.4	$80.0	$11.7	$443.6
Other operating revenue	132.8	73.7	134.8	0.1	341.4

Total operating revenue	288.3	270.1	214.8	11.8	785.0

Interest credited to policyholder account values	118.9	133.2	45.7	—	297.8
Amortization of deferred policy acquisition costs	53.7	10.2	20.9	—	84.8
Interest expense on debt and capital and preferred securities of subsidiary trusts	—	—	—	16.7	16.7
Other benefits and expenses	62.4	68.2	107.5	3.3	241.4

Total benefits and expenses	235.0	211.6	174.1	20.0	640.7

Pre-tax operating earnings (loss)	53.3	58.5	40.7	(8.2)	144.3
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(4.7)	(4.7)

Income (loss) from continuing operations before federal income tax expense	$53.3	$58.5	$40.7	$(12.9)	$139.6

Assets as of period end	$45,324.8	$34,319.5	$9,582.9	$4,018.2[1]	$93,245.4

[1]	Includes $167.5 million of assets related to discontinued operations.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

(8)	Contingencies

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint was brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were allegedly used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the Court denied the motion to dismiss the amended complaint filed by the Company and other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification. On April 16, 2002, the Company filed a motion for summary judgment on the individual claims of plaintiff Mercedes Castillo. On May 28, 2002, the Court granted the motion of Marcus Shore to withdraw as a named plaintiff and denied plaintiffs’ motion to add new persons as named plaintiffs, so the action is now proceeding with Mercedes Castillo as the only named plaintiff. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all of plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification is moot. Judgment for the Company was entered on November 15, 2002. On December 16, 2002, plaintiff Mercedes Castillo filed a notice of appeal from the Court’s orders (a) granting the Company’s motion for summary judgment; and (b) denying Castillo’s motion for leave to amend the complaint to add three new named plaintiffs. Castillo filed a brief on appeal on March 14, 2003. The Company filed a responsive brief on April 21, 2003 and plaintiff’s reply brief is due in mid-May, 2003. The Company intends to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 6, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of retirement plans that purchased variable annuities from NLIC to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the funds originally included in the plaintiff’s annuities with “inferior” funds because the new funds purportedly paid higher fees to the Company. The amended complaint seeks disgorgement of the fees allegedly received by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney’s fees. On December 3, 2001, the plaintiffs filed a motion for class certification. The Company is opposing that motion. The Company’s Motion to Dismiss was denied on September 11, 2002. On January 14, 2003, plaintiffs filed a motion to file a second amended complaint and the motion was granted on February 21, 2003. The second amended complaint removed the claims against the Company concerning a violation of ERISA through the replacement of many of the funds originally included in the plaintiff’s annuities with “inferior” funds that purportedly paid higher fees to the Company. On April 14, 2003, plaintiffs filed a motion for leave to file a third amended complaint, which has not yet been granted by the Court. The third amended complaint does not include claims against the Company explicitly alleging a violation of ERISA through misrepresentation, breach of contract, or the replacement of funds originally included in the plaintiffs’ annuities with “inferior” funds that purportedly paid higher fees to the Company. The Company intends to defend this lawsuit vigorously.

On May 1, 2003, a class action was filed against NLIC in the United States District Court for the Eastern District of Louisiana, entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The Complaint alleges that in November 2001, plaintiff Edward Miller purchased a group modified single premium variable annuity issued by NLIC. Plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contract that contract holders could transfer assets without charge among the various funds offered in the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. Plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. Plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar products issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. This case is in a very preliminary stage, and NLIC intends to defend it vigorously.

In September 2000, Nationwide Retirement Solutions (NRS), the Company’s public sector retirement plan subsidiary, was named in a lawsuit filed in Kentucky federal court titled Monumental Life Insurance Company v. Nationwide Retirement Solutions. The plaintiff, a third party provider of universal and term life insurance products for NRS, claimed, among other things, that NRS had breached its contractual relationship with and fiduciary duty to the plaintiff when NRS modified its business model for the public sector marketplace. On February 20, 2003, the Court reached a verdict in this case, finding against NRS and awarding the plaintiff $28.0 million in damages. On March 10, 2003, NRS filed a post-trial motion for a new trial on the breach of contract claim and a judgment notwithstanding the verdict on the breach of fiduciary claim, including in the alternative a request for a new trial. The plaintiff has filed a motion to

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

recover costs and expenses associated with the lawsuit. The parties are briefing their respective motions and anticipate that they will be fully briefed by June 15, 2003.

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

The parties to the Butler and Smith cases entered into a stipulation of settlement dated October 9, 2002 and the Court granted preliminary approval of that settlement on October 10, 2002. Under that stipulation of settlement, the parties have agreed to a resolution of all the class and derivative claims asserted in both actions. The Court held a fairness hearing on the settlement on December 17, 2002. The Court approved the settlement by Final Order and Judgment entered on April 17, 2003. The time to appeal the Final Order and Judgment expires on May 19, 2003. By notice of appeal dated May 1, 2003, an objector to the settlement has appealed the Final Order and Judgment to the Superior Court of Pennsylvania.

There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

(9)	Related Party Transactions

The Company has entered into significant, recurring transactions and agreements with Nationwide Mutual Insurance Company (NMIC) and other affiliates as a part of its ongoing operations. The nature of the transactions and agreements include: annuity and life insurance contracts, reinsurance agreements, cost sharing agreements, administration services, marketing agreements, office space leases, intercompany repurchase agreements and cash management services. The transactions and agreements are described more fully in note 19 to the audited consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K. During 2003, there have been no material changes to the nature and terms of these transactions and agreements.

Amounts on deposit with a related party in cash management for the benefit of the Company were $106.7 million and $236.1 million as of March 31, 2003 and December 31, 2002, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus interest. As of March 31, 2003 and December 31, 2002, the Company had no borrowings from affiliated entities under such agreements. During the first quarters of 2003 and 2002, outstanding borrowings under such agreements did not exceed $67.3 million and $70.9 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these periods were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of March 31, 2003, customer allocations to GGI funds totaled $12.68 billion. For the three months ended March 31, 2003, GGI paid the Company $9.7 million for the distribution and servicing of these funds, compared to $9.5 million a year ago. In addition, effective June 28, 2002, the Company entered into a renewable three-year Marketing and Support Services Agreement with GGI. Under this agreement, the Company receives quarterly fees of $1.0 million in exchange for certain specified marketing and support of GGI product offerings.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

In connection with the Nationwide Provident acquisition, described in note 11, the Company has entered into an agreement to sell the value ascribed to the Market Street Fund to GGI at fair value. This transaction closed in the second quarter of 2003. The Company has also entered into an agreement with GGI for GGI to serve as interim investment advisor to Market Street Fund until the sale. Fees paid to GGI as interim investment advisor in the first quarter of 2003 were $0.2 million.

(10)	Securitization Transactions

To date, the Company has sold $125.3 million of credit enhanced equity interests in Low Income Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company guaranteed cumulative after-tax yields to third party investors ranging from 5.15% to 5.25%. These guarantees are in effect for approximately 15 years. The Tax Credit Funds will provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by cash reserves established by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $368.7 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $4.9 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly and upon stabilizing, the collateral is released. To date, $2.3 million of stabilization collateral had been released into income, including $1.8 million in the first quarter of 2003.

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

(11)	Nationwide Provident Acquisition

On October 1, 2002, NFS closed on a series of transactions that resulted in the acquisition of 100 percent of the economic and voting interests of the former Provident Mutual Life Insurance Company (Provident) and its subsidiaries. Immediately prior to the acquisition, Provident converted from a mutual insurance company into a stock company. Upon demutualization, Eagle Acquisition Corporation, a wholly owned subsidiary of NFS formed solely for the purposes of this transaction merged with and into Provident, with Provident surviving as a wholly owned subsidiary of NFS. Provident has been renamed NLICA and, together with its subsidiaries, operates under the name Nationwide Provident. The results of Nationwide Provident’s operations are included in the consolidated financial statements of NFS beginning October 1, 2002.

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

Prior to the close of the Nationwide Provident transaction, management began evaluating, developing and executing a plan of integration, but has not completed all aspects of such plan at this time. Management expects to finalize and begin implementation of the final stages of its plan of integration by July 1, 2003. Unresolved at this time are the identification of specific activities and/or staffing positions, if any, related to new business processing, data center operations, and internal sales and support functions of Nationwide Provident that may be eliminated and the Company’s estimate of the associated costs. Should the Company execute further integration activities, they would likely result in additional liabilities being recorded for contract termination, relocation and involuntary termination, including enhanced severance payments under the plan that was in place at Nationwide Provident prior to the closing of the transaction, and other associated costs. The amount of costs associated with the final stages of this plan of integration will be recorded as an adjustment to the allocation of purchase price for Nationwide Provident and would result in an increase in liabilities assumed in the transaction and goodwill, provided such plans are completed and approved in a timely manner, no later than September 30, 2003, and the related costs qualify for such accounting under the appropriate accounting guidance. Subsequent obligations and related adjustments, if any, would be recorded as a component of net income.

(12)	Reclassification

Certain items in the 2002 consolidated financial statements and related footnotes have been reclassified to conform to the 2003 presentation.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The information included herein contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Nationwide Financial Services, Inc. and subsidiaries (NFS or collectively, the Company). These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among other, the following possibilities: (i) change in Nationwide’s control of the Company through its beneficial ownership of 94.5% of the combined voting power of all the outstanding common stock and 63.0% of the economic interest in the Company; (ii) the Company’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt service obligations and the applicable regulatory restrictions on the ability of the Company’s subsidiaries to pay such dividends; (iii) the potential impact on the Company’s reported net income that could result from the adoption of certain accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies; (iv) tax law changes impacting the tax treatment of life insurance and investment products; (v) repeal of the federal estate tax; (vi) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (vii) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (viii) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (ix) inability to carry out marketing and sales plans, including, among others, development of new products and/or changes to certain existing products and acceptance of the new and/or revised products in the market; (x) changes in interest rates and the equity markets causing a reduction of investment income and/or asset fees, an acceleration of the amortization of deferred policy acquisition costs (DAC) and/or value of business acquired (VOBA), reduction in the value of the Company’s investment portfolio or separate account assets, or a reduction in the demand for the Company’s products; (xi) general economic and business conditions which are less favorable than expected; (xii) competitive, regulatory or tax changes that affect the cost of, or demand for the Company’s products; (xiii) unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations; (xiv) deviations from assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts and in pricing the Company’s products; (xv) failure to successfully integrate Nationwide Provident into NFS; and (xvi) adverse litigation results and/or resolution of litigation and/or arbitration.

Introduction

The following analysis of unaudited consolidated results of operations and financial condition of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

NFS is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies (Nationwide), including Nationwide Life Insurance Company of America (NLICA, or Nationwide Provident together with its subsidiaries), effective October 1, 2002. The Company is a leading provider of long-term savings and retirement products in the United States of America. The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans, other investment products sold to institutions and life insurance. The Company markets its products through a diverse distribution network, including independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists, including TBG Financial, an affiliate, Nationwide Retirement Solutions (NRS), The 401(k) Company, Nationwide Provident producers, Nationwide agents and Certified Public Accounting (CPA) firms.

Use of Non-GAAP Financial Measures

The Company’s unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements and measures are used by management to assist in the analysis and management of the operations of the Company. In addition, the Company regularly reviews and reports non-GAAP financial measures called operating revenue, pre-tax operating earnings and net operating earnings.

Readers are encouraged to refer to the – Non-GAAP Financial Measures caption within this section of this report for detailed discussions of the components of operating revenue, pre-tax operating earnings and net operating earnings. Such discussions include the usefulness of these measures, how management uses this information and how they differ from and reconcile with the most directly comparable GAAP financial measures.

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

The most critical estimates include those used in determining DAC for investment products and universal life insurance products, VOBA, impairment losses on investments, valuation allowances for mortgage loans on real estate and federal income taxes.

Note 2 to the audited consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K provides a summary of significant accounting policies. Note 3 to the unaudited consolidated financial statements included in Part I,Item 1 – Unaudited Consolidated Financial Statements this report provides a discussion of the recently issued accounting pronouncements. In addition, the following addresses the proposed American Institute of Certified Public Accountants’ Statement of Position (SOP) – Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which is expected to be issued in the second quarter of 2003 with an effective date of January 1, 2004. The proposed SOP would affect the Company’s accounting policies, if finalized. Although disclosure of the impact of proposed guidance issued by standard-setting bodies is not appropriate in the footnotes to financial statements issued in accordance with GAAP, it is included herein as this tentative guidance is related solely to the Company’s industry and could change the Company’s accounting policies in the future.

The proposed SOP addresses a number of topics. The most significant of which is expected to be the accounting for contracts with guaranteed minimum death benefits (GMDB). The proposed SOP, as currently drafted, requires companies to evaluate the significance of the GMDB benefit to determine whether the contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies would be required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. The Company continues to evaluate the impact the proposed SOP will have on its financial results. Based on our current interpretation of the SOP, we expect that adoption of the proposed SOP, if adopted, in the proposed form, as of March 31, 2003, could result in an increase in the Company’s GMDB reserve by $20.0 million to $25.0 million, resulting in total reserve of $40.0 million to $45.0 million.

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

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges, less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in note 2(b) to the audited consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K.

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is 8% growth per year. If actual net separate account performance varies from the 8% assumption, the Company assumes different performance levels over the next three years, such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s policy regarding the reversion to the mean process does not permit such returns to be negative or in excess of 15% during the three-year reversion period.

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

For other investment products and universal life insurance products, DAC is set each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently in the consolidated statements of income.

Value of Business Acquired

As a result of the acquisition of Nationwide Provident in 2002, and the application of purchase accounting, the Company reports an intangible asset representing VOBA.

VOBA reflects the estimated fair value of the business in-force and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts existing as of the closing date of the Nationwide Provident acquisition. The value assigned to VOBA is supported by an independent valuation study that was commissioned by the Company and executed by a team of qualified valuation experts, including actuarial consultants. The expected future cash flows used in determining such value were based on actuarially determined projections, by each major line of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, changes in reserves, operating expenses, investment income and other factors. These projections took into account all known or expected factors at the valuation date, based on the judgment of management. The actual experience on purchased business may vary from projections due to differences in renewal premiums, investment spreads, investment gains or losses, mortality and morbidity costs, or other factors.

Amortization of VOBA occurs with interest over the anticipated lives of the major lines of business (ranging from 13 to 30 years) in relation to estimated gross profits, gross margins or premiums, as appropriate. If estimated gross profits, gross margins or premiums differ from expectations, the amortization of VOBA is adjusted on a retrospective or prospective basis, as appropriate. The VOBA asset related to investment products and universal life insurance products is also adjusted for net unrealized gains and losses on securities available-for-sale to reflect the estimated impact had such gains and losses been realized and allocated to the product lines. The recoverability of VOBA is evaluated annually and if the evaluation indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business acquired, is insufficient to recover VOBA, the difference is charged to expense as accelerated amortization of VOBA.

Impairment Losses on Investments

Management regularly reviews each investment in its fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security’s fair value has been below amortized cost/cost, and by how much, specific credit issues and financial prospects related to the issuer, the Company’s intent to hold or dispose of the securities and current economic conditions. Also, the Company estimates the cash flows over the life of purchased beneficial interests in securitized financial assets. Based on current information and events, if the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value and if there has been an adverse change in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized and the purchased beneficial interest is written down to fair value. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment.

Impairment losses are recorded on investments in long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Significant changes in the factors the Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the unaudited consolidated financial statements.

Valuation Allowances on Mortgage Loans on Real Estate

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by the Company and reflects the Company’s best estimate of probable credit losses. The Company’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

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

Results of Operations

Revenues

Total operating revenues, which excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, for first quarter 2003 increased to $988.9 million compared to $785.0 million for the same period in 2002. Operating revenue growth was fueled by the addition of Nationwide Provident, which added $146.4 million of operating revenues in first quarter 2003. In addition, an increase in net investment income as a result of continued growth in interest spread-based business offset lower asset fees due to depressed equity markets.

Policy charges include asset fees, which are primarily earned from separate account values generated from the sale of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products; administrative fees, which include fees charged per contract on a variety of the Company’s products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period for annuity and certain life insurance contracts.

Policy charges for the first quarter of 2003 and 2002 were as follows:

	Three months ended March 31,
(in millions)	2003	2002
Asset fees	$125.2	$147.7
Cost of insurance charges	92.8	55.4
Administrative fees	32.0	37.8
Surrender fees	24.5	16.0

Total policy charges	$274.5	$256.9

The decline in asset fees reflects a decrease in total average separate account values of $10.28 billion (17%) in first quarter 2003 compared to a year ago. Market depreciation on investment options underlying variable annuity and investment life insurance products resulting from continued declines in the equity markets resulted in the decrease in average separate account values.

Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy’s death benefit minus the related policyholder account value. The amount charged is based on the insured’s age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to corporate and individual investment life insurance reflecting the addition of Nationwide Provident, new production, favorable persistency on policies sold in prior periods, and equity market declines which lowered policyholder account values. The net amount at risk related to corporate and individual investment life insurance grew to $58.53 billion as of March 31, 2003 compared to $34.35 billion a year ago.

The decline in administrative fees in first quarter 2003 compared to first quarter 2002 is primarily attributable to $3.6 million of fees related to a terminated case in the first quarter of 2002 and lower average account values on public sector pension plans in the current period.

Surrender fees increased in first quarter 2003 compared to a year ago primarily due to higher lapse activity in individual variable annuities and investment life insurance products as a result of the addition of Nationwide Provident, the sustained decline in the equity markets and the competitive environment in the marketplace.

Net investment income includes the investment income earned on investments supporting fixed annuities, the guaranteed fixed option of variable annuities, and the medium-term note program and certain life insurance products as well as invested assets not allocated to product segments, net of related investment expenses. Net investment income grew from $443.6 million in the first quarter of 2002 to $548.6 million in the first quarter of 2003. The increase was primarily due to increased invested assets supporting growth in individual fixed annuities, the medium-term note program and life insurance policy reserves, and the acquisition of Nationwide Provident, partially offset by lower yields due to declining market interest rates. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. General account reserves grew by $11.64 billion to $38.08 billion as of the end of first quarter 2003 compared to $26.44 billion a year ago. The growth in general account reserves reflects the addition of Nationwide Provident and increased customer preference for fixed products in light of declining and volatile equity markets. In addition, the growth reflects the Company’s commitment to strengthen its distribution and service capabilities for fixed products.

The Company reports realized gains and losses on investments not related to securitizations, hedging instruments and hedged items as a single line item in the unaudited consolidated statements of income. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. Any realized gains or losses generated by these sales are reported in this caption. In addition, charges related to other-than-temporary impairments of available-for-sale securities and other investments and valuation allowances on mortgage loans on real estate are included in this caption. Also included are changes in the fair value of derivatives qualifying as fair value hedges and the change in the fair value of the hedged items, the ineffective, or excluded, portion of cash flow hedges and changes in the fair value of free-standing derivatives.

Net realized losses on investments, hedging instruments and hedged items include losses from other-than-temporary impairments of $75.9 million in first quarter 2003, compared to $8.8 million in first quarter 2002. Included in 2003 were $25.5 million of impairments, including $1.7 million of net losses on disposals, related to airline industry fixed maturity securities and $15.4 million related to equity securities, including $10.1 million related to a strategic investment and $5.1 million related to mutual fund seed money managed by a related party. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $22.6 million in first quarter 2003 compared to $4.1 million of net realized gains in first quarter 2002.

Other income includes management fees, commissions and other income earned by subsidiaries of the Company that provide administration, marketing and distribution services. The increase in other income to $54.8 million in first quarter 2003 from $23.8 million in first quarter 2002 reflects an increase in the number of private sector pension plans sold through Nationwide Trust Company, FSB and the addition of Nationwide Provident and TBG Financial, which are included in the Company’s consolidated financial statements beginning October 1, 2002 and May 31, 2002, respectively.

Benefits and Expenses

Interest credited to policyholder account values totaled $344.0 million in first quarter 2003 compared to $297.8 million in first quarter 2002 and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s medium-term note program and certain life insurance products. The increase in interest credited reflects an increase in account values for these products as a result of strong fixed annuity production, increased allocations of variable annuity funds to the guaranteed fixed option, and the addition of Nationwide Provident, partially offset by lower crediting rates in the Individual Annuity and Institutional Products segments in response to lower market interest rates.

Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. An increase in other benefits and claims in first quarter 2003 compared to a year ago reflects additional life insurance benefits reflecting the addition of Nationwide Provident, growth in life insurance in-force, an increase in GMDB costs due to an increase in net amount at risk and a higher level of claims, and an increase in the provision for future policy benefits for immediate annuities due to growth in new premium in 2003 compared to 2002.

Policyholder dividends on participating policies increased in first quarter 2003 compared to a year ago due to the addition of Nationwide Provident, which historically sold a significant amount of participating life insurance.

Amortization of DAC declined slightly to $83.8 million in the first quarter of 2003 compared to $84.8 million in the first quarter of 2002. The majority of the Company’s DAC is related to individual deferred annuities and variable universal life products where DAC is amortized in proportion to estimated gross profits. Lower amortization expense for individual variable annuities due to lower gross profits as a result of depressed equity markets was largely offset by additional amortization in the Life Insurance segment.

The increase in interest expense on debt and capital and preferred securities of subsidiary trusts reflect additional interest expense from the issuance of $300 million of senior notes in June 2002 and $200 million of senior notes in February 2003.

Other operating expenses increased 30% to $204.9 million in the first quarter of 2003 compared to $157.2 million in the first quarter of 2002. Excluding the impact of the addition of TBG Financial and Nationwide Provident, operating expenses increased less than one percent in 2003 over 2002, reflecting management’s efforts to manage expenses in response to the challenging market conditions.

Federal income tax expense was $17.2 million and $35.9 million for the first quarter of 2003 and 2002, respectively. These amounts represent effective tax rates of 19.3% for the first quarter of 2003 and 25.7% in 2002. The decrease in pre-tax income coupled with an increase in tax-exempt income and tax credits from affordable housing partnership investments resulted in the decrease in the effective rate.

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

As a result of these transactions, the Company is no longer engaged in asset management operations and the results of GGI and NSI have been reported as discontinued operations. Also, the Company no longer reports an Asset Management segment and structured products transactions previously reported in the Asset Management segment are now reported in the Institution Products segment. All periods presented have been revised to reflect these changes.

Income from discontinued operations, net of tax, in first quarter 2002 was $2.2 million.

Non-GAAP Financial Measures

The Company analyzes operating performance using non-GAAP financial measures called operating revenues, pre-tax operating earnings and net operating earnings. For the Individual Annuity, Institutional Products and Life Insurance segments, pre-tax operating earnings is the basis by which management evaluates segment operating results. As such, the ratio of pre-tax operating earnings to average account values by segment is considered a GAAP financial measure. The Company calculates operating revenues by adjusting total revenues to exclude net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items. The Company calculates pre-tax operating earnings by adjusting income from continuing operations before federal income taxes to exclude net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items. The Company calculates net operating earnings by adjusting net income to exclude net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items and discontinued operations, all net of tax. Operating revenues, pre-tax operating earnings, net operating earnings, or similar measures are commonly used in the insurance industry as measures of ongoing earnings performance.

The excluded items are important in understanding the Company’s overall results of operations. It is important to note that operating revenues, pre-tax operating earnings or net operating earnings should not be viewed as substitutes for revenues, income from continuing operations before federal income taxes or net income determined in accordance with GAAP, rather they are considered supplementary measures the Company believes are useful in analyzing its results of operations. The Company’s definitions of these non-GAAP financial measures may differ from those used by other companies.

The Company excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items from these non-GAAP financial measures because such items are often the result of a specific events which may vary significantly in magnitude from period-to-period and may or may not be at the Company’s discretion. The Company believes that analyzing data excluding the potentially fluctuating effects of these transactions helps depict trends in the underlying revenues and profitability drivers of the Company’s business without consideration of these items. Discontinued operations are also excluded from the Company’s calculation of net operating earnings, as they are not reflective of the continuing operations of the Company’s business.

The Company believes that the presentation of these non-GAAP financial measures as they are calculated and used for management purposes enhances the understanding of the Company’s results of operations that is provided through review of the GAAP financial statements by highlighting the results from continuing operations, including pre- and post-tax basis information, and the underlying profitability drivers of the Company’s business in the same way management views this supplemental information.

The following table reconciles the Company’s operating revenues to revenues for the first quarter of 2003 and 2002.

	Three months ended March 31,
(in millions)	2003	2002
Operating revenues	$988.9	$785.0
Net realized losses on investments, hedging instruments and hedged items (excluding net realized gains and losses related to securitizations)	(53.3)	(4.7)

Revenues	$935.6	$780.3

The following table reconciles the Company’s pre-tax operating earnings to income from continuing operations before federal income tax expense for the first quarter of 2003 and 2002.

	Three months ended March 31,
(in millions)	2003	2002
Pre-tax operating earnings	$142.5	$144.3
Net realized losses on investments, hedging instruments and hedged items (excluding net realized gains and losses related to securitizations)	(53.3)	(4.7)

Income from continuing operations before federal income tax expense	$89.2	$139.6

The following table reconciles the Company’s net operating earnings to net income for the first quarter of 2003 and 2002.

	Three months ended March 31,
(in millions)	2003	2002
Net operating earnings	$106.6	$106.8
Net realized losses on investments, hedging instruments and hedged items, net of tax (excluding net realized gains and losses related to securitizations)	(34.6)	(3.1)
Discontinued operations, net of tax	—	2.2

Net income	$72.0	$105.9

Sales

The Company regularly monitors and reports a production volume metric titled sales. Sales or similar measures are commonly used in the insurance industry as a measure of the volume of new and renewal business generated in a period.

Sales should not be viewed as a substitute for any financial measure determined in accordance with GAAP, including “sales” as it relates to non-insurance companies, and the Company’s definition of sales might differ from that used by other companies. As used in the insurance industry, sales, or similarly titled measures, generate customer funds managed and administered, which ultimately drive revenues. As calculated and analyzed by the Company, statutory premiums and deposits on individual and group annuities and life insurance products calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and deposits on administration-only group pension plans are adjusted as described below to arrive at sales. Sales, as reported by the Company are stated net of internal replacements, which in the Company’s opinion provides a more meaningful disclosure of production in a given period. In addition, the Company’s definition of sales excludes: funding agreements issued under the Company’s medium-term note program; large case bank-owned life insurance (BOLI); large case pension plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons and are therefore excluded from sales.

The Company believes that the presentation of sales as measured for management purposes enhances the understanding of the Company’s business and helps depict longer-term trends that may not be apparent in the results of operations due to differences between the timing of sales and revenue recognition.

The Company’s flagship products are marketed under The BEST of AMERICA brand, and include individual variable and group annuities, group private sector pension plans sold through Nationwide Trust Company, FSB (Nationwide Trust Company) and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand name.

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under IRC Section 457. The Company utilizes its sponsorship by the National Association of Counties and The United States Conference of Mayors when marketing IRC Section 457 products.

Sales by product and segment for the first quarter of 2003 and 2002 are summarized as follows.

(in millions)	2003	2002
The BEST of AMERICA products	$1,214.5	$974.6
Private label annuities	177.5	221.0
Nationwide Provident and other	1.9	—

Total individual variable annuity sales	1,393.9	1,195.6

Deferred fixed annuities	572.7	538.0
Income products	43.8	25.5

Total individual fixed annuity sales	616.5	563.5

Total individual annuity sales	$2,010.4	$1,759.1

The BEST of AMERICA annuity products	$622.4	$790.6
The BEST of AMERICA trust products	474.2	566.6
The 401(k) Company	191.1	130.0
Nationwide Provident products	81.8	—
Other	9.5	10.5

Total private sector pension plan sales	1,379.0	1,497.7

IRC Section 457 annuities	342.4	334.8
Administration-only agreements	315.1	270.2

Total public sector pension plan sales	657.5	605.0

Total institutional products sales	$2,036.5	$2,102.7

The BEST of AMERICA variable life series	$113.9	$126.6
Nationwide Provident variable life products	70.2	—
Corporate-owned life insurance	260.4	314.6
Traditional/Universal life insurance	110.3	59.8

Total life insurance sales	$554.8	$501.0

Corporate – advisory services program sales	$0.5	$—

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators and life insurance specialists. Representatives of the Company who market products directly to a customer base include Nationwide Retirement Solutions (NRS), Nationwide Provident producers, The 401(k) Company and TBG Financial. The Company also distributes products through the agency distribution force of its ultimate parent, NMIC. Representatives of certain CPA firms, which are affiliated with the Company through investment or affiliation agreements also distribute the Company’s products and are reported under the CPA channel.

Sales by distribution channel for the first quarter of 2003 and 2002, are summarized as follows:

(in millions)	2003	2002
Non-affiliated:
Independent broker/dealers	$1,164.5	$1,281.4
Financial institutions	1,148.0	1,023.8
Wirehouse and regional firms	570.5	602.3
Pension plan administrators	183.7	227.6
Life insurance specialists	162.7	242.7
Affiliated:
Nationwide Retirement Solutions	666.5	612.5
Nationwide Provident	236.9	8.9
The 401(k) Company	191.1	130.0
Nationwide agents	164.4	161.7
TBG Financial	97.7	71.9
CPA channel	16.2	—

Total sales	$4,602.2	$4,362.8

The 9% decrease in sales in the independent broker/dealer channel in first quarter 2003 reflects lower demand for variable annuities and variable life insurance in light of depressed equity markets and lower sales of private sector pension plans due to a decline in average case size due to the weak equity markets and a decline in the number of new plans sold.

Sales generated by financial institutions grew 12% in first quarter 2003 compared to a year ago, driven mainly by increased variable annuity sales, including allocations to the fixed option within variable annuities. The financial institutions channel is now the largest source of both variable and fixed annuity production. Private sector pension plan sales were lower in 2003 as first quarter 2002 included two individually large cases totaling $165.0 million.

Sales generated by wirehouse and regional firms decreased 5% in the first quarter of 2003 to $570.5 million compared to sales of $602.3 million in first quarter 2002 due to lower individual annuity and private sector pension plan sales.

Pension plan administrators generated 19% fewer sales in first quarter 2003 over the same period a year ago. As the Company’s private sector pension business model continues to evolve, direct production through this channel is not expected to grow, as more new business opportunities are being created in conjunction or partnership with the independent broker/dealers, wirehouse and regional firms and financial institutions relationships.

Sales generated by life insurance specialists declined 33% in first quarter 2003 compared to a year ago as the current unfavorable economic and legislative environments, which could significantly affect the tax treatment of COLI business, continue to impact the market for non-qualified deferred compensation programs.

NRS sales reflect increased rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recent pension reform legislation has expanded the portability of public sector plan assets.

Nationwide Provident sales grew significantly due to the acquisition that closed on October 1, 2002.

Sales generated by The 401(k) Company grew 47% in first quarter 2003 compared to a year ago as a result of deferrals on several new cases added in 2002 and at the beginning of 2003.

TBG Financial’s sales grew by 36% in the first quarter of 2003 compared to a year ago, primarily due to the sale of a single large case.

Business Segments

The Company has three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

The following table summarizes pre-tax operating earnings for the Company’s business segments for the first quarter of 2003 and 2002.

	Three months ended March 31,
(in millions)	2003	2002
Individual Annuity	$37.9	$53.3
Institutional Products	50.1	58.5
Life Insurance	63.2	40.7
Corporate[1]	(8.7)	(8.2)

Pre-tax operating earnings[1]	$142.5	$144.3

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items and discontinued operations.

Individual Annuity

The Individual Annuity segment consists of individual The BEST of AMERICA and private label deferred variable annuity products, deferred fixed annuity products and income products. Also included in this segment are Nationwide Provident’s individual annuity products, reflecting business in-force on the date of acquisition, October 1, 2002. New business sold by Nationwide Provident producers is in the form of the Company’s individual The BEST of AMERICA and deferred fixed annuity products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

The following table summarizes certain selected financial data for the Company’s Individual Annuity segment for the periods indicated.

	Three months ended March 31,
(in millions)	2003	2002
Income Statement Data
Revenues:
Policy charges	$103.6	$119.6
Net investment income	214.6	155.5
Premiums on immediate annuities	28.1	13.2

Total operating revenues	346.3	288.3

Benefits and expenses:
Interest credited to policyholder account values	160.7	118.9
Other benefits	48.9	16.4
Amortization of DAC and VOBA	49.0	53.7
Other operating expenses	49.8	46.0

Total benefits and expenses	308.4	235.0

Pre-tax operating earnings	$37.9	$53.3

Other Data
Sales:
Individual variable annuities	$1,393.9	$1,195.6
Individual fixed annuities	616.5	563.5

Total individual annuity sales	$2,010.4	$1,759.1

Average account values:
General account	$14,446.4	$9,247.2
Separate account	26,569.1	33,389.5

Total average account values	$41,015.5	$42,636.7

Account values as of period end:
Individual variable annuities	$31,593.6	$36,765.3
Individual fixed annuities	9,540.9	6,321.4

Total account values	$41,134.5	$43,086.7

GMDB – Net amount at risk, net of reinsurance	$3,387.9	$1,162.6
Pre-tax operating earnings to average account values	0.37%	0.50%

Pre-tax operating earnings totaled $37.9 million in first quarter 2003, down 29% compared to first quarter 2002 earnings of $53.3 million. An increase in interest spread income and lower amortization of DAC and VOBA was offset by lower policy charges, increased policy benefits and higher operating expenses.

Asset fees decreased to $83.8 million in the first quarter of 2003, down 18% from $102.3 million in the same period a year ago. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees are primarily due to changes in the market value of the investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values decreased 20% to $26.57 billion as of March 31, 2003 compared to $33.39 billion a year ago.

Surrender fees increased by $3.6 million to $15.1 million in the first quarter of 2003, primarily due to the competitive market place, the sustained downturn in the equity markets and a larger book of business in-force as a result of the Nationwide Provident transaction.

Premiums on immediate annuities increased by $14.9 million in 2003 over 2002, reflecting increased sales efforts by the Company and growth in the number or firms and distributors selling income products.

Other benefits reflect increased GMDB costs in 2003. GMDB exposure, as measured by the difference between the current contractual death benefit and account value, net of reinsurance, increased to $3.39 billion from $3.14 billion at December 31, 2002. As a result of the increase in exposure and higher claims activity in first quarter 2003, the Company strengthened reserves by $11.9 million in 2003 to meet the current estimate of future net claims in excess of fees. The growth in other benefits also reflects increased reserves for immediate annuities consistent with the growth in premium income.

Other operating expenses were $49.8 million in first quarter 2003, an increase of 8% over first quarter 2002. The increase reflects and addition of Nationwide Provident, growth in the number of contracts in-force, and an increase in employee benefit and pension costs.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income grew 47% to $53.9 million from $36.6 million a year ago. The growth was driven by a 56% increase in average general account assets, the result of growth in the individual fixed annuity business, the addition of Nationwide Provident, as well as increased customer allocations to the guaranteed fixed options on individual annuities. During the first quarter 2003, 58% of new domestic individual variable annuity sales were allocated to the guaranteed fixed option.

The following table depicts the interest spread on average general account values for the periods indicated.

	Three months ended March 31,
	2003	2002
Net investment income	6.14%	7.17%
Interest credited	4.45	5.14

Interest spread on average general account values	1.69%	2.03%

Although interest spread income was higher, interest spread margins compressed during the quarter to 169 basis points compared to 203 basis points a year ago. The current interest rate environment limited the ability to adjust crediting rates due to the interest rate floors contained in annuity contracts. Included in the current quarter were 5 basis points, or $1.9 million, of prepayment income on mortgage loans and bonds compared to 3 basis points, or $0.7 million, a year ago. For the full year 2003, the Company expects the trend of tighter interest spread margins to continue and is currently forecasting full year spreads of 145 to 150 basis points, including a nominal level of prepayment activity.

The Company has taken action to address the current low interest rate environment and the impact on interest spread margins. In March 2003, the Company lowered commission rates for individual fixed annuities and during second quarter 2003 the Company is invoking contractual provisions that should limit the amount of variable annuity deposits allocated to the guaranteed fixed option.

Individual Annuity sales totaled $2.01 billion during first quarter 2003, up 14% from $1.76 billion a year ago. Variable annuity production grew 17% to $1.39 billion in 2003, with nearly 60% allocated to the guaranteed fixed options, as appeal of fixed, guaranteed interest rates to consumers remained very strong. Fixed annuity sales reached $616.5 million in first quarter 2003, a 9% increase from a year ago.

Individual Annuity segment deposits in first quarter 2003 of $1.95 billion offset by withdrawals and surrenders totaling $1.22 billion generated net flows of $733.2 million compared to the $627.8 million achieved a year ago, reflecting the growth in sales.

The decrease in pre-tax operating earnings to average account values in first quarter 2003 compared to first quarter 2002 is primarily a result of lower interest spreads on average general account values and increased GMDB costs.

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

Institutional Products sales do not include business generated through the Company’s medium-term note program, large case pension plan acquisitions and Nationwide employee and agent benefit plans, however the income statement data does reflect this business.

The following table summarizes certain selected financial data for the Company’s Institutional Products segment for the periods indicated.

	Three months ended March 31,
(in millions)	2003	2002
Income Statement Data
Revenues:
Policy charges	$39.4	$50.0
Net investment income	203.3	196.4
Other	30.0	23.7

Total operating revenues	272.7	270.1

Benefits and expenses:
Interest credited to policyholder account values	135.3	133.2
Amortization of DAC and VOBA	12.2	10.2
Other operating expenses	75.1	68.2

Total benefits and expenses	222.6	211.6

Pre-tax operating earnings	$50.1	$58.5

Other Data
Sales:
Private sector pension plans	$1,379.0	$1,497.7
Public sector pension plans	657.5	605.0

Total institutional products sales	$2,036.5	$2,102.7

Average account values:
General account	$14,009.0	$12,047.1
Separate account	17,468.0	21,818.9
Administration-only	21,199.3	16,885.4

Total average account values	$52,676.3	$50,751.4

Account values as of period end:
Private sector pension plans	$22,562.4	$21,796.7
Public sector pension plans	28,594.1	25,585.4
Funding agreements backing medium-term notes	4,397.6	3,703.4

Total account values	$55,554.1	$51,085.5

Pre-tax operating earnings to average account values[1]	0.36%	0.44%

[1]	Excludes pre-tax operating earnings from structured products as there are no account values associated with structured products.

Pre-tax operating earnings totaled $50.1 million in the quarter ended March 31, 2003, down 14% compared to the pre-tax operating earnings of $58.5 million reported a year ago, as increased interest spread and other income was offset by lower policy charges, higher general operating expenses and amortization of policy acquisition costs.

Asset fees declined 14% to $35.0 million in the first quarter of 2003 compared to $40.9 million in the quarter a year ago. The decline was driven by a 20% decrease in average separate account values in the quarter compared to a year ago due to market depreciation and a shift in product mix to non-annuity products.

Administrative fees declined by $4.4 million in first quarter 2003 compared to first quarter 2002 primarily attributable to $3.6 million of fees related to a terminated case in the first quarter of 2002 and lower average account values on public sector pension plans in the current period.

Other income, which includes fees for administration-only cases and Nationwide Trust Company products, increased 27% from a year ago due to growth in private sector pension plans sold through Nationwide Trust Company, which now account for 16% of private sector pension plan account values compared to 9% a year ago.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spreads vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income was $4.8 million higher in the first quarter of 2003 compared to the first quarter of 2002 driven by higher average general account values, partially offset by lower interest spread margins, as the Company did not lower crediting rates as quickly as investment yields declined, as fixed rates are generally reset quarterly, whereas deferrals to the fixed account occur throughout the quarter. The increase in average general account values was led by the acquisition of Nationwide Provident, growth in the medium-term note program, and an increase in participant allocations to the fixed option of the Company’s retirement plan offerings.

The following table depicts the interest spread on average general account values for the periods indicated.

	Three months ended March 31,
	2003	2002
Net investment income	5.80%	6.52%
Interest credited	3.86	4.42

Interest spread on average general account values	1.94%	2.10%

Interest spread margins fell to 194 basis points in the first quarter of 2003 compared to 210 basis points a year ago. Included in the current quarter were 7 basis points, or $2.6 million, of prepayment income on mortgage loans and bonds compared to 10 basis points, or $3.1 million, a year ago. For the full year 2003, the Company expects the trend of tighter interest spread margins to continue and is currently forecasting full year interest spread margins of 170 to 175 basis points, including a nominal level of prepayment activity.

Other operating expenses increased 10% to $75.1 million in first quarter 2003. The increase reflects the addition of Nationwide Provident and increased employee benefit and pension costs.

Institutional Products sales during first quarter 2003 reached $2.04 billion compared to $2.10 billion in first quarter 2002. Private sector pension sales of $1.38 billion declined 8% from a year ago as the weak equity markets have driven the average case size lower for new plans and the number of new plans sold declined, reflecting the weak economic environment. The comparison to the prior year is also impacted by the sale of two large cases in first quarter 2002 which totaled $165.0 million. Public sector pension sales of $657.5 million were 9% higher than a year ago. Deposits have been driven by increased rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recent pension reform legislation implemented has expanded the portability of public plan assets.

Institutional Products segment deposits in first quarter 2003 of $2.21 billion offset by participant withdrawals and surrenders totaling $1.57 billion generated net flows from participant activity of $640.4 million, a 75% increase over first quarter 2002. An increase in deposits to Nationwide employee and agent benefit plans and lower surrender activity drove the increase. March 31, 2003 account values reflect the addition in March of the $4.94 billion State of New York public sector case.

The decrease in pre-tax operating earnings to average account values for first quarter 2003 declined from one year ago, reflecting lower interest spread margins and the substantial growth in administration-only business, including the State of New York case acquired near the end of the first quarter of 2003.

Life Insurance

The Life Insurance segment consists of investment life products, including individual variable life and COLI products, traditional life insurance products, universal life insurance and the results of TBG Financial, a leading COLI producer. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantage basis. Effective May 31, 2002, the Company increased its ownership in TBG Financial to 63%. The results of TBG Financial are included in the consolidated results of the Company from that date forward. Also included in this segment, beginning October 1, 2002, are Nationwide Provident life insurance products. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

The following table summarizes certain selected financial data for the Company’s Life Insurance segment for the periods indicated.

	Three months ended March 31,
(in millions)	2003	2002
Income Statement Data
Revenues:
Policy charges	$131.5	$87.3
Net investment income	114.5	80.0
Other	97.1	47.5

Total operating revenues	343.1	214.8

Benefits and expenses:
Life benefits and policyholder dividends	179.5	113.5
Amortization of DAC and VOBA	33.1	20.9
Other operating expenses	67.3	39.7

Total benefits and expenses	279.9	174.1

Pre-tax operating earnings	$63.2	$40.7

Other Data
Sales:
The BEST of AMERICA variable life series	$113.9	$126.6
Nationwide Provident variable life products	70.2	—
Corporate-owned life insurance	260.4	314.6
Traditional/Universal life insurance	110.3	59.8

Total life insurance sales	$554.8	$501.0

Policy reserves as of period end:
Individual investment life insurance	$3,483.4	$2,291.1
Corporate investment life insurance	3,851.2	3,545.7
Traditional life insurance	4,078.5	1,890.8
Universal life insurance	844.2	793.1

Total policy reserves	$12,257.3	$8,520.7

Life insurance in-force as of period end:
Individual investment life insurance	$56,910.2	$31,789.4
Corporate investment life insurance	8,958.7	8,394.9
Traditional life insurance	34,271.5	24,625.1
Universal life insurance	8,051.0	7,766.8

Total insurance in-force	$108,191.4	$72,576.2

Life Insurance segment pre-tax operating earnings increased 55% to $63.2 million in first quarter 2003, up from $40.7 million a year ago. The addition of Nationwide Provident with $17.0 million in pre-tax operating earnings helped drive the strong earnings growth. Increased cost of insurance charges and fee income from TBG Financial were offset by higher mortality costs and operating expenses.

Policy charges increased 51% to $131.5 million in first quarter 2003 compared to $87.3 million in first quarter 2002. Cost of insurance charges, which are assessed on the amount of insurance in-force in excess of the related policyholder account value, increased 68% in first quarter 2003 and reflect a growing block of investment life business, as insurance in-force increased 64% to $65.87 billion in first quarter 2003 compared to $40.18 billion in first quarter 2002. Nationwide Provident contributed 90% of the growth in insurance in-force.

Net investment income increased 43% in first quarter 2003 primarily reflecting the addition of Nationwide Provident.

Life benefits and policyholder dividends increased 58% to $179.5 million in first quarter 2003. The growth reflects the growth in insurance in-force and higher mortality experience and the addition of Nationwide Provident.

Amortization of DAC and VOBA increased $12.2 million in first quarter 2003 compared to a year ago. The increase primarily reflects the addition of VOBA related to Nationwide Provident.

Other operating expenses were $67.3 million in first quarter 2003, up 70% from first quarter 2002, primarily due to the addition of operating expenses related to TBG Financial and Nationwide Provident in 2003. Excluding Nationwide Provident and TBG Financial, operating expenses declined 5% with higher employee benefit and pension costs offset by operational efficiencies and scale advantage being developed in the investment life operations.

First quarter life insurance sales totaled $554.8 million, 11% ahead of a year ago. Variable life sales of $184.1 million improved 45% from the prior year as Nationwide Provident added $70.2 million during the quarter. Individual variable life production continues to be adversely impacted by the sluggish equity markets and consumer preference for fixed products. COLI sales declined 17% from the prior year as the current economic and legislative environments, which could significantly affect the tax treatment of COLI business, continue to impact the market for non-qualified deferred compensation programs.

Corporate

The Corporate segment consists of net investment income not allocated to the three product segments, unallocated expenses, interest expense on debt, advisory services, and revenues and expenses of the Company’s broker/dealer subsidiaries.

The following table summarizes certain selected financial data for the Company’s Corporate segment for the periods indicated.

	Three months ended March 31,
(in millions)	2003	2002
Income Statement Data
Operating revenues	$26.8	$11.8
Interest expense on debt and capital and preferred securities of subsidiary trusts	22.7	16.7
Other operating expenses	12.8	3.3

Pre-tax operating loss	(8.7)	(8.2)
Net realized losses on investments not related to securitizations, hedging instruments and hedged items and discontinued operations	(53.3)	(4.7)

Income from continuing operations before federal income taxes	$(62.0)	$(12.9)

The increase in operating revenues in first quarter 2003 reflects $10.5 million of fee income primarily from the Company’s broker/dealer subsidiaries and an increase in net investment income primarily attributable to income earned on the proceeds from the $200.0 million senior note offering completed in February 2003 and the $300.0 million senior note offering completed in June 2002, partially offset by lower yields on investments.

The additional interest expense in first quarter 2003 reflects the senior note offerings mentioned above, partially offset by lower utilization of commercial paper borrowings.

The increase in other operating expenses in first quarter 2003 is primarily related to $7.7 million of commission expense related to the Company’s broker/dealer subsidiaries.

In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items in the Corporate segment. Losses from other-than-temporary impairments were $75.9 million in first quarter 2003, compared to $8.8 million in first quarter 2002. Included in the 2003 number were $25.5 million of impairments related to airline industry fixed maturity securities, including $1.7 million of net losses on disposals, and $15.4 million related to equity securities, including $10.1 million related to a strategic investment and $5.1 million related to mutual fund seed money managed by a related party. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $22.6 million in first quarter 2003 compared to $4.1 million of net realized gains in first quarter 2002.

An analysis of net realized losses on investments, hedging instruments and hedged items from continuing operations, by source follows for the periods indicated:

	Three months ended March 31,
(in millions)	2003	2002
Realized gains on sales, net of hedging losses:
Fixed maturity securities, available-for-sale	$30.9	$3.7
Hedging losses on fixed maturity sales	(6.0)	(0.3)
Equity securities, available-for-sale	0.4	—
Real estate	0.3	4.9
Mortgage loans on real estate	0.1	—
Other	0.1	0.1

Total realized gains on sales – unrelated parties	25.8	8.4

Realized losses on sales, net of hedging gains:
Fixed maturity securities, available-for-sale	(9.3)	(4.4)
Hedging gains on fixed maturity sales	4.3	0.5
Equity securities, available-for-sale	(0.3)	—
Real estate	(0.4)	(0.2)
Mortgage loans on real estate	(0.3)	(0.9)
Other	(0.5)	(0.9)

Total realized losses on sales – unrelated parties	(6.5)	(5.9)

Other-than-temporary impairments:
Fixed maturity securities, available-for-sale	(60.5)	(4.5)
Equity securities, available-for-sale	(15.4)	—
Real estate	—	(2.1)
Mortgage loans on real estate	—	(2.2)

Total other-than-temporary impairments	(75.9)	(8.8)

Credit default swaps	1.4	(1.2)
Derivatives, excluding hedging gains and losses on sales, and credit default swaps	1.9	2.8

Net realized losses on investments, hedging instruments and hedged items	$(53.3)	$(4.7)

Related Party Transactions

See note 9 to the unaudited consolidated financial statements, included in Part I,Item 1 – Unaudited Consolidated Financial Statements of this report, for a discussion of related party transactions.

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

	As of
(in millions)	March 31, 2003	December 31, 2002	March 31, 2002
Long-term debt	$1,095.9	$897.6	$597.1
Capital and preferred securities of subsidiary trusts	300.0	300.0	300.0

Total long-term debt and capital and preferred securities	1,395.9	1,197.6	897.1

Shareholders’ equity, excluding accumulated other comprehensive income	4,093.8	4,043.0	3,333.7
Accumulated other comprehensive income	443.9	400.3	132.0

Total shareholders’ equity	4,537.7	4,443.3	3,465.7

Total capital	$5,933.6	$5,640.9	$4,362.8

Long-term debt is comprised of three separate issuances of $300.0 million principal of senior notes and a single issuance of $200.0 million principal of senior notes, none of which is subject to any sinking fund payments, and a variable rate note payable.

The terms of the senior notes contain various restrictive covenants including limitations on the disposition of subsidiaries. As of March 31, 2003, the Company was in compliance with all such covenants. The $300.0 million principal of 8.00% senior notes, due March 1, 2027, are redeemable in whole or in part, at the option of NFS, at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The $300.0 million principal of 6.25% senior notes, due November 15, 2011, were issued in November 2001 and are not redeemable prior to their maturity date. The $300.0 million principal of 5.90% senior notes, due July 1, 2012, issued in June 2002 and the $200.0 million principal of 5.625% senior notes due February 13, 2015, issued in February 2003 are redeemable in whole or in part, at the option of NFS, at any time or from time to time at a redemption price equal to the greater of: 3(i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at the treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date.

The variable rate note payable is tied to 1-year U.S. libor rates with annual resets and had an outstanding balance of $1.8 million and an interest rate of 4.96% as of March 31, 2003.

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

State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The ability of NLIC to pay dividends is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. State of Ohio insurance laws require life insurance companies to seek prior regulatory approval to pay a dividend if the fair market value of the dividend, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory-basis policyholders’ surplus as of December 31, 2002 was $1.61 billion and statutory-basis net income for 2002 was $92.5 million. Dividends in the form of return of capital of $400.0 million were paid in the preceding twelve months as of March 31, 2003. The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. NLIC sought and obtained prior regulatory approval from the Ohio Department of Insurance to return this $400.0 million of capital to NFS during 2002. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders. The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance law, unless the Pennsylvania Insurance Department either approves or fails to disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12 month period if the total payments exceed the greater of (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the prior year. Also, in connection with the acquisition of Nationwide Provident, the Pennsylvania Insurance Department ordered that no dividends could be paid out of NLICA before October 1, 2005 without prior approval. The statutory capital and surplus of NLICA as of December 31, 2002 was $393.7 million, while statutory net loss for the year ended December 31, 2002 was $107.2 million.

NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses and principal in the future.

Also available as a source of funds to the Company is a $1 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and NLIC maintain statutory surplus in excess of $935 million. The Company had no amounts outstanding under this agreement as of March 31, 2003. NLIC also has a $500 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore borrowing capacity under the $1 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. There was no commercial paper outstanding as of March 31, 2003.

In addition, one of the Company’s subsidiaries has available a $10 million revolving line of credit. The line is comprised of a 364-day $10 million agreement, which was entered into with a single financial institution. The line of credit is guaranteed by NFS. The Company had borrowed $3.6 million under this agreement as of March 31, 2003.

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

To date the Company has sold $125.3 million of credit enhanced equity interests in Low Income Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company guaranteed cumulative after-tax yields to third party investors ranging from 5.15% to 5.25%. These guarantees are in effect for approximately 15 years. The Tax Credit Funds will provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by cash reserves established by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $368.7 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $4.9 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly and upon stabilizing, the collateral is released. Through March 31, 2003, $2.3 million of stabilization collateral had been released into income, including $1.8 million in the first quarter of 2003.

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

Investments

General

The Company’s assets are divided between separate account and general account assets. As of March 31, 2003, $48.89 billion (50%) of the Company’s total assets were held in separate accounts and $48.97 billion (50%) were held in the Company’s general account, including $42.44 billion of general account investments.

Separate account assets consist primarily of deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. All of the investment returns in the Company’s separate account assets are passed through to the Company’s customers, although for certain contracts offered through separate accounts, the Company guarantees the contractholder a minimum return.

Securities Available for-Sale

The following table summarizes the composition of the Company’s general account fixed maturity securities by category.

	March 31, 2003		December 31, 2002
(in millions)	Estimated fair value	% of total	Estimated fair value	% of total
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,297.2	4.4	$876.0	3.2
Obligations of state and political subdivisions	42.1	0.1	33.7	0.1
Debt securities issued by foreign governments	46.7	0.2	60.6	0.2
Corporate:
Public	12,515.5	42.1	11,619.5	41.9
Private	6,453.7	21.7	6,450.0	23.2
Mortgage-backed securities – U.S. Government backed	5,340.9	17.9	4,821.4	17.4
Asset-backed securities	4,058.5	13.6	3,893.0	14.0

Total	$29,754.6	100.0	$27,754.2	100.0

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale as of March 31, 2003 and December 31, 2002 were:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,227.2	$73.9	$3.9	$1,297.2
Obligations of states and political subdivisions	41.1	1.2	0.2	42.1
Debt securities issued by foreign governments	43.4	3.3	—	46.7
Corporate securities	18,092.0	1,043.7	166.5	18,969.2
Mortgage-backed securities – U.S. Government backed	5,186.0	157.6	2.7	5,340.9
Asset-backed securities	3,975.9	168.5	85.9	4,058.5

Total fixed maturity securities	28,565.6	1,448.2	259.2	29,754.6
Equity securities	119.6	8.2	9.3	118.5

Total	$28,685.2	$1,456.4	$268.5	$29,873.1

December 31, 2002:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$811.6	$64.8	$0.4	$876.0
Obligations of states and political subdivisions	32.8	1.1	0.2	33.7
Debt securities issued by foreign governments	57.4	3.2	—	60.6
Corporate securities	17,211.9	1,009.7	152.1	18,069.5
Mortgage-backed securities – U.S. Government backed	4,667.9	154.3	0.8	4,821.4
Asset-backed securities	3,893.2	158.1	158.3	3,893.0

Total fixed maturity securities	26,674.8	1,391.2	311.8	27,754.2
Equity securities	149.7	8.0	23.0	134.7

Total	$26,824.5	$1,399.2	$334.8	$27,888.9

The following table summarizes the aging of available for-sale securities with unrealized losses and those with unrealized losses totaling 20% or more as of March 31, 2003.

	Total available-for-sale securities		Available-for-sale with unrealized losses totaling 20% or more
(in millions)	Amortized cost	Unrealized loss	Amortized cost	Unrealized loss
Six months or less	$2,702.3	$163.0	$386.8	$147.2
Greater than six months to nine months	146.4	16.9	19.9	6.8
Greater than nine months to twelve months	119.3	12.3	1.9	1.3
Greater than twelve months	529.1	76.3	3.2	1.2

Total	$3,497.1	$268.5	$411.8	156.5

The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company’s general account fixed maturity securities, 94% were in the highest two NAIC Designations as of March 31, 2003.

The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio.

(in millions)	Rating agency equivalent designation[2]	As of March 31, 2003		As of December 31, 2002
NAIC designation[1]		Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$17,263.6	$17,942.7	$15,574.2	$16,280.3
2	Baa	9,470.1	10,018.8	9,127.5	9,596.6
3	Ba	1,154.4	1,158.4	1,269.0	1,231.3
4	B	415.1	393.7	413.8	392.2
5	Caa and lower	163.5	151.4	202.9	177.4
6	In or near default	98.9	89.6	87.4	76.4

	Total	$28,565.6	$29,754.6	$26,674.8	$27,754.2

[1]	NAIC Designations are assigned no less frequently than annually. Some designations for securities shown have been assigned to securities not yet assigned an NAIC Designation in a manner approximating equivalent public rating categories.
[2]	Comparison’s between NAIC and Moody’s designations are published by the NAIC. In the event no Moody’s rating is available, the Company has assigned internal ratings corresponding to the public rating.

As of March 31, 2003 the fair value of the Company’s general account mortgage-backed security (MBS) investments totaled $5.34 billion (18%) of the carrying value of the general account fixed maturity securities available-for-sale. During 2002 the Company increased its allocation of new investment purchases to MBS investments as the supply of commercial mortgage loans has decreased and to diversify away from the credit risk of corporate fixed income securities.

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

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk is particular to the type of MBS held. The Company limits its exposure to prepayments/extension by purchasing less volatile types of MBSs. As of March 31, 2003, $2.99 billion (56%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. The majority of the Company’s non-PAC mortgage-securities posses varying degrees of cash flow structure. Only 2% of the MBS portfolio consists of pure pass-throughs.

The following table sets forth the distribution by investment type of the Company’s general account MBS portfolio as of March 31, 2003 and December 31, 2002.

	As of March 31, 2003		As of December 31, 2002
(in millions)	Carrying value	% of total	Carrying value	% of total
Planned amortization class	$2,986.2	55.9	$2,547.6	52.8
Very accurately defined maturity	691.1	12.9	695.6	14.4
Sequential	618.9	11.6	474.4	9.9
Accrual	330.0	6.2	318.3	6.6
Non-accelerating securities – CMO	317.2	5.9	308.8	6.4
Multi-family mortgage pass-through certificates	110.6	2.1	130.7	2.7
Scheduled	46.9	0.9	55.3	1.2
Targeted amortization class	41.5	0.8	58.1	1.2
Other	198.5	3.7	232.6	4.8

Total	$5,340.9	100.0	$4,821.4	100.0

The Company’s general account asset-backed security (ABS) investments include home equity/improvement ABSs and equipment lease ABSs, among others. As of March 31, 2003, ABSs were $4.06 billion (14%) of the carrying value of the general account fixed maturity securities available-for-sale.

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

The following table sets forth the distribution by investment type of the Company’s general account ABS portfolio.

	March 31, 2003		December 31, 2002
(in millions)	Carrying value	% of total	Carrying value	% of total
Home equity/improvement	$1,198.3	29.5	$1,138.2	29.2
Credit card backed	641.1	15.8	597.0	15.3
CBO/CLO	516.7	12.7	465.8	12.0
Commercial mortgage backed securities	273.6	6.7	208.3	5.4
Miscellaneous asset backed	242.3	6.0	232.9	6.0
Pass through certificate	192.6	4.8	193.0	5.0
Auto loan backed	145.9	3.6	144.4	3.7
Franchise/business loan	135.0	3.3	135.9	3.5
Equity and enhanced equity trust certificates	134.4	3.3	159.8	4.1
Equipment leases	98.1	2.4	106.2	2.7
Manufactured housing backed	95.4	2.4	101.2	2.6
Credit tenant leases	87.5	2.2	93.0	2.4
Other	297.6	7.3	317.3	8.1

Total	$4,058.5	100.0	$3,893.0	100.0

Mortgage Loans

As of March 31, 2003, general account mortgage loans were $8.51 billion (20%) of the carrying value of consolidated general account invested assets.

As of March 31, 2003, 0.36% of the Company’s mortgage loans were classified as delinquent, including loans in foreclosure, compared to 0.04% a year ago and 0.11% as of December 31, 2002. There were no foreclosed loans and restructured loans totaled 0.30% of the Company’s mortgage loans as of March 31, 2003 compared to 0.13% and 0.35% as of March 31, 2002, respectively.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

A significant portion of the Company’s revenue is derived from asset fees, which are calculated as a percentage of separate account assets. The Company’s long-term assumption for net separate account returns is 8% annual growth, earned evenly throughout the year. If equity markets were unchanged throughout a given year, the Company estimates that its net income per diluted share, calculated using current weighted average diluted shares outstanding, would be approximately $0.10 less than had the Company’s long-term assumption for net separate account returns been realized. This analysis assumes no other factors change and that an unlocking of DAC assumptions for individual variable annuities would not be required. Although, as it does each quarter, the Company would evaluate its DAC balance and underlying assumptions to determine whether unlocking is appropriate. The Company can provide no assurance that the experience of flat separate account returns would not result in changes to other factors affecting profitability, including the possibility of unlocking of DAC assumptions for individual variable annuities.

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in NFS’ Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4 Controls and Procedures

(a)	The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

PART II – OTHER INFORMATION

ITEM	1 Legal Proceedings

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

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint was brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which plaintiff contends were allegedly used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the

Court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification. On April 16, 2002, the Company filed a motion for summary judgment on the individual claims of plaintiff Mercedes Castillo. On May 28, 2002, the Court granted the motion of Marcus Shore to withdraw as a named plaintiff and denied plaintiffs’ motion to add new persons as named plaintiffs, so the action is now proceeding with Mercedes Castillo as the only named plaintiff. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all of plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification is moot. Judgment for the Company was entered on November 15, 2002. On December 16, 2002, plaintiff Mercedes Castillo filed a notice of appeal from the Court’s orders (a) granting the Company’s motion for summary judgment; and (b) denying Castillo’s motion for leave to amend the complaint to add three new named plaintiffs. Castillo filed a brief on appeal on March 14, 2003. The Company filed a responsive brief on April 23, 2003 and plaintiff’s reply brief is due in mid-May, 2003. The Company intends to defend this lawsuit vigorously.

On May 1, 2003, a class action was filed against NLIC in the United States District Court for the Eastern District of Louisiana, entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The Complaint alleges that in November 2001, plaintiff Edward Miller purchased a group modified single premium variable annuity issued by NLIC. Plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contract that contract holders could transfer assets without charge among the various funds offered in the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. Plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. Plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar products issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. This case is in a very preliminary stage, and NLIC intends to defend it vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 6, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of retirement plans that purchased variable annuities from NLIC to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the funds originally included in the plaintiff’s annuities with “inferior” funds because the new funds purportedly paid higher fees to the Company. The amended complaint seeks disgorgement of the fees allegedly received by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney’s fees. On December 3, 2001, the plaintiffs filed a motion for class certification. The Company is opposing that motion. The Company’s Motion to Dismiss was denied on September 11, 2002. On January 14, 2003, plaintiffs filed a motion to file a second amended complaint and the motion was granted on February 21, 2003. The second amended complaint removed the claims against the Company concerning a violation of ERISA through the replacement of many of the funds originally included in the plaintiff’s annuities with “inferior” funds that purportedly paid higher fees to the Company. On April 14, 2003, plaintiffs filed a motion for leave to file a third amended complaint, which has not yet been granted by the Court. The third amended complaint does not include claims against the Company explicitly alleging a violation of ERISA through misrepresentation, breach of contract, or the replacement of funds originally included in the plaintiffs’ annuities with “inferior” funds that purportedly paid higher fees to the Company. The Company intends to defend this lawsuit vigorously.

In September 2000, NRS, the Company’s public sector retirement plan subsidiary, was named in a lawsuit filed in Kentucky federal court titled Monumental Life Insurance Company v. Nationwide Retirement Solutions. The plaintiff, a third party provider of universal and term life insurance products for NRS, claimed, among other things, that NRS had breached its contractual relationship and fiduciary duty to with the plaintiff when NRS modified its business model for the public sector marketplace. On February 20, 2003, the Court reached a verdict in this case, finding against NRS and awarding the plaintiff $28.0 million in damages. On March 10, 2003, NRS filed a post-trial motion for a new trial on the breach of contract claim and a judgment notwithstanding the verdict on the breach of fiduciary claim, including in the alternative a request for a new trial. The plaintiff has filed a motion to recover costs and expenses associated with the lawsuit. The parties are briefing their respective motions and anticipate that they will be fully briefed by June 15, 2003.

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

The parties to the Butler and Smith cases entered into a stipulation of settlement dated October 9, 2002 and the Court granted preliminary approval of that settlement on October 10, 2002. Under that stipulation of settlement, the parties have agreed to a resolution of all the class and derivative claims asserted in both actions. The Court held a fairness hearing on the settlement on December 17, 2002. The Court approved the settlement by Final Order and Judgment entered on April 17, 2003. The time to appeal the Final Order and Judgment expires on May 19, 2003. By notice of appeal dated May 1, 2003, an objector to the settlement has appealed the Final Order and Judgment to the Superior Court of Pennsylvania.

There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

ITEM 2 Changes in Securities and Use of Proceeds

Pursuant to the Stock Retainer Plan for Non-Employee Directors, 2,705 shares of Class A Common Stock were issued by NFS during the first quarter of 2003, at an average price of $25.40 per share to NFS’ directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) promulgated thereunder.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Submission of Matters to a Vote of Security Holders

None.

ITEM 5 Other Information

None.

ITEM 6 Exhibits and Reports on Form 8-K

(a) Exhibits:

10.30	Form of Employment Agreement between Nationwide Mutual Insurance Company and Robert A. Rosholt.

99.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Mark R. Thresher pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On January 8, 2003, NFS filed a Current Report on Form 8-K in connection with A.M. Best Company’s rating of the shelf registration statement.

On January 27, 2003, NFS filed a Current Report on Form 8-K in connection with Moody’s Investor Service’s rating of the shelf registration statement.

On January 31, 2003, NFS filed a Current Report on Form 8-K in connection with updated financial information related to Provident Mutual Life Insurance Company and pro forma information related to NFS.

On February 4, 2003, NFS filed a Current Report on Form 8-K in connection with the release of quarterly earnings results.

On February 10, 2003, NFS filed a Current Report on Form 8-K/A in connection with the January 31, 2003 Form 8-K to amend certain information and to provide Exhibit 23.2.

On February 13, 2003, NFS filed a Current Report on Form 8-K in connection with the $200.0 million senior note offering.

On February 24, 2003, NFS filed a Current Report on Form 8-K in connection with the announcement of a verdict in a case involving Monumental Life Insurance Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

Date: May 14, 2003	/s/ MARK R. THRESHER
Mark R. Thresher, Senior Vice President — Chief Financial Officer

CERTIFICATIONS

I, W.G. Jurgensen, Chief Executive Officer of Nationwide Financial Services, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Nationwide Financial Services, Inc.;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

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

Date: May 14, 2003

/s/ W.G. JURGENSEN
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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ MARK R. THRESHER
Name:	Mark R. Thresher
Title:	Chief Financial Officer