Form 10-Q
period 2003-06-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 2003-08-12
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act)     Yes  ☒    No  ☐

The number of shares outstanding of each of the registrant’s classes of common stock on August 1, 2003 was as follows:

CLASS A COMMON STOCK (par value $0.01 per share) 65,389,404 shares issued and 56,171,146 shares outstanding

CLASS B COMMON STOCK (par value $0.01 per share) 95,633,767 shares issued and outstanding

(Title of Class)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Unaudited Consolidated Financial Statements

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Policy charges	$278.5	$255.9	$553.0	$512.8
Life insurance premiums	107.2	64.0	218.2	124.7
Net investment income	557.4	452.7	1,106.0	896.3
Net realized losses on investments, hedging instruments and hedged items	(22.5)	(40.8)	(75.8)	(45.5)
Other	54.1	24.4	108.9	48.2

Total revenues	974.7	756.2	1,910.3	1,536.5

Benefits and expenses:
Interest credited to policyholder account values	347.6	305.8	691.6	603.6
Other benefits and claims	135.6	78.3	289.6	150.8
Policyholder dividends on participating policies	26.8	10.2	53.2	21.9
Amortization of deferred policy acquisition costs	100.3	85.0	184.1	169.8
Amortization of value of business acquired	12.3	—	22.9	—
Interest expense on debt and capital and preferred securities of subsidiary trusts	24.2	16.9	46.9	33.6
Other operating expenses	200.8	156.3	405.7	313.5

Total benefits and expenses	847.6	652.5	1,694.0	1,293.2

Income from continuing operations before federal income tax expense	127.1	103.7	216.3	243.3
Federal income tax expense	30.6	23.3	47.8	59.2

Income from continuing operations	96.5	80.4	168.5	184.1
Discontinued operations, net of tax	—	1.2	—	3.4

Net income	$96.5	$81.6	$168.5	$187.5

Income from continuing operations per common share:
Basic	$0.64	$0.62	$1.11	$1.43
Diluted	$0.63	$0.62	$1.11	$1.43

Net income per common share:
Basic	$0.64	$0.63	$1.11	$1.45
Diluted	$0.63	$0.63	$1.11	$1.45

Weighted average common shares outstanding:
Basic	151.8	129.0	151.8	128.9
Diluted	152.2	129.3	152.1	129.3

See accompanying notes to unaudited consolidated financial statements, including note 9 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $29,972.2 in 2003; $26,674.8 in 2002)	$31,643.1	$27,754.2
Equity securities (cost $118.9 in 2003; $149.7 in 2002)	125.5	134.7
Mortgage loans on real estate, net	8,688.5	8,486.5
Real estate, net	133.1	145.6
Policy loans	984.6	986.4
Other long-term investments	200.3	205.0
Short-term investments, including amounts managed by a related party	1,541.9	1,420.1

	43,317.0	39,132.5

Cash	28.9	21.7
Accrued investment income	435.6	402.4
Deferred policy acquisition costs	3,064.2	3,026.9
Value of business acquired	484.5	569.3
Other intangible assets	53.5	58.7
Goodwill	407.1	399.4
Other assets	2,247.4	1,601.1
Assets held in separate accounts	54,639.9	50,348.3

	$104,678.1	$95,560.3

Liabilities and Shareholders’ Equity
Future policy benefits and claims	$39,240.6	$36,274.3
Short-term debt	304.4	2.7
Long-term debt	1,096.2	897.6
Other liabilities	4,258.7	3,294.1
Liabilities related to separate accounts	54,639.9	50,348.3

	99,539.8	90,817.0
NFS-obligated mandatorily redeemable capital and preferred securities of subsidiary trusts holding solely junior subordinated debentures of NFS	300.0	300.0

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 50.0 shares; no shares issued and outstanding	—	—
Class A common stock, $.01 par value. Authorized 750.0 shares, 65.4 shares issued and 56.1 and 56.2 shares outstanding, respectively	0.6	0.6
Class B common stock, $.01 par value. Authorized 750.0 shares, 95.6 and 104.7 shares issued and outstanding, respectively	1.0	1.0
Additional paid-in capital	1,607.6	1,606.8
Retained earnings	2,817.4	2,688.4
Accumulated other comprehensive income	665.7	400.3
Treasury stock	(247.6)	(245.1)
Other, net	(6.4)	(8.7)

	4,838.3	4,443.3

	$104,678.1	$95,560.3

See accompanying notes to unaudited consolidated financial statements, including note 9 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

Six Months Ended June 30, 2003 and 2002

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumlated other comprehensive income	Treasury stock	Other, net	Total shareholders’ equity
Balance as of January 1, 2002	$0.2	$1.0	$646.5	$2,598.8	$202.5	$(0.2)	$(5.5)	$3,443.3

Comprehensive income:
Net income	—	—	—	187.5	—	—	—	187.5
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	—	82.7	—	—	82.7
Accumulated net gains on cash flow hedges, net of tax	—	—	—	—	9.6	—	—	9.6

Total comprehensive income								279.8

Cash dividends declared	—	—	—	(31.1)	—	—	—	(31.1)
Exchange of subsidiaries for shares of NFS stock held by a related party	0.1	—	110.1	—	—	(244.7)	—	(134.5)
Other, net	—	—	4.6	17.0	—	—	(1.9)	19.7

Balance as of June 30, 2002	$0.3	$1.0	$761.2	$2,772.2	$294.8	$(244.9)	$(7.4)	$3,577.2

Balance as of January 1, 2003	$0.6	$1.0	$1,606.8	$2,688.4	$400.3	$(245.1)	$(8.7)	$4,443.3

Comprehensive income:
Net income	—	—	—	168.5	—	—	—	168.5
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	—	265.2	—	—	265.2
Accumulated net gains on cash flow hedges, net of tax	—	—	—	—	0.2	—	—	0.2

Total comprehensive income								433.9

Cash dividends declared	—	—	—	(39.4)	—	—	—	(39.4)
Other, net	—	—	0.8	(0.1)	—	(2.5)	2.3	0.5

Balance as of June 30, 2003	$0.6	$1.0	$1,607.6	$2,817.4	$665.7	$(247.6)	$(6.4)	$4,838.3

See accompanying notes to unaudited consolidated financial statements, including note 9 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

Six Months Ended June 30, 2003 and 2002

(in millions)

	2003	2002
Cash flows from operating activities:
Net income	$168.5	$187.5
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(3.4)
Interest credited to policyholder account values	691.6	603.6
Capitalization of deferred policy acquisition costs	(352.2)	(353.6)
Amortization of deferred policy acquisition costs	184.1	169.8
Amortization and depreciation	81.0	(3.7)
Realized losses on investments, hedging instruments and hedged items	75.8	45.5
Increase in accrued investment income	(33.2)	(1.2)
Increase in other assets	(655.1)	(212.0)
(Decrease) increase in policy liabilities	(44.2)	17.6
Increase in other liabilities	465.7	391.7
Other, net	13.1	31.0

Net cash provided by continuing operations	595.1	872.8
Net cash provided by discontinued operations	—	3.4

Net cash provided by operating activities	595.1	876.2

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	2,258.7	2,120.2
Proceeds from sale of securities available-for-sale	1,173.4	929.4
Proceeds from repayments of mortgage loans on real estate	533.5	464.4
Proceeds from sale of real estate	15.7	30.9
Proceeds from repayments of policy loans and sale of other invested assets	47.6	29.3
Cost of securities available-for-sale acquired	(6,584.9)	(4,829.9)
Cost of mortgage loans on real estate acquired	(731.1)	(928.3)
Cost of real estate acquired	(1.3)	(0.3)
Short-term investments, net	(112.5)	(310.3)
Acquisition of subisidiary, net of cash	—	(36.0)
Disposal of subsidiary, net of cash	—	(48.6)
Collateral received – securities lending, net	349.1	(189.9)
Other, net	(297.8)	(184.2)

Net cash used in investing activities	(3,349.6)	(2,953.3)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	197.3	296.0
Net change in short-term debt	301.7	(100.0)
Cash dividends paid	(39.4)	(31.0)
Increase in investment and universal life insurance product account values	3,460.2	3,489.4
Decrease in investment and universal life insurance product account values	(1,156.3)	(1,598.8)
Other, net	(1.8)	1.3

Net cash provided by financing activities	2,761.7	2,056.9

Net increase (decrease) in cash	7.2	(20.2)
Cash, beginning of period	21.7	65.0

Cash, end of period	$28.9	$44.8

See accompanying notes to unaudited consolidated financial statements, including note 9 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2003 and 2002

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

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under APB 25, because the stock option awards qualify as fixed awards and because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS 123, which require the fair value of the options granted to be recorded as an expense over the vesting period, are presented below.

Stock options granted under the LTEP in 2003 and 2002 generally have ten-year terms. For the substantial majority of stock options granted under the LTEP, one third of the options vest and become fully exercisable at the end of each of three years of continued employment or upon retirement. The Company’s stock option activity and related information for the periods indicated is summarized below.

	Six Months Ended June 30, 2003		Year Ended December 31, 2002
	Options on Class A common stock	Weighted average exercise price	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	5,786,902	$38.37	3,810,859	$37.32
Granted	2,877,642	23.34	2,132,022	40.06
Exercised	(38,067)	24.86	(40,245)	26.66
Cancelled	(188,387)	37.00	(115,734)	38.36

Outstanding, end of period	8,438,090	$33.36	5,786,902	$38.40

Exercisable, end of period	3,884,319	$38.02	2,728,202	$37.72

Weighted average fair value of options granted during the period		$7.82		$15.91

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

Summarized information about stock options outstanding and exercisable as of June 30, 2003 follows.

	Options outstanding			Options currently exercisable
Range of exercise prices	Number	Weighted average remaining contractual lives	Weighted average exercise price	Number	Weighted average exercise price
$22.10 – $31.19	4,558,127	8.62	$24.72	1,187,685	$26.37
$36.02 – $48.13	3,879,963	7.39	$43.50	2,696,634	$43.14

The fair values of the stock options are estimated on the dates of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Risk free interest rate	3.02%	4.65%	2.63%	4.60%
Dividend yield	1.96%	1.06%	2.18%	1.08%
Volatility factor	0.376	0.434	0.427	0.435
Weighted average expected option life	5 Years	5 Years	5 Years	5 Years

Had the compensation cost for the employee stock options been determined in accordance with the fair value based accounting method provided by SFAS 123, net income and net income per common share for the periods indicated would have been as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2003	2002	2003	2002
As reported:
Net income	$96.5	$81.6	$168.5	$187.5
Basic earnings per common share	$0.64	$0.63	$1.11	$1.45
Diluted earnings per common share	$0.63	$0.63	$1.11	$1.45

Pro forma:
Net income	$92.7	$77.8	$160.2	$178.5
Basic earnings per common share	$0.61	$0.60	$1.06	$1.38
Diluted earnings per common share	$0.61	$0.60	$1.05	$1.38

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

(3)	Recently Issued Accounting Pronouncements

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses a number of topics; the most significant of which is the accounting for contracts with guaranteed minimum death benefits (GMDB). SOP 03-1 requires companies to evaluate the significance of the GMDB benefit to determine whether the contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options and sales inducements to contract holders. The Company continues to evaluate the impact that SOP 03-1 will have on its financial results. Based on our current interpretation, we expect that adoption of SOP 03-1 could result in an increase in the Company’s current GMDB reserve by $15.0 million to $20.0 million, resulting in total reserve of approximately $35.0 million to $40.0 million. SOP 03-1 becomes effective January 1, 2004.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for the classification and measurement of certain freestanding financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adjustments required as a result of the application of SFAS 150 to existing instruments should be reported as a cumulative effect of a change in accounting principle. The adoption of SFAS 150 on July 1, 2003 did not have any impact on the financial position of the Company.

In April 2003, the FASB released SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 on July 1, 2003 did not have any impact on the financial position of the Company.

In April 2003, the FASB released Statement 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (DIG B36). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. Paragraph 12.a. of SFAS 133 indicates that an embedded derivative must be separated from the host contract (bifurcated) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation is the first day of the first fiscal quarter beginning after September 15, 2003 (October 1, 2003 for the Company), with earlier application as of the beginning of a fiscal quarter permitted. The Company currently expects to adopt DIG B36 on October 1, 2003 and is evaluating the impact that this guidance will have on its financial results. The impact of adopting DIG B36, if material, is to be reported as a cumulative-effect-type adjustment of net income. As of June 30, 2003, the Company held $225.0 million of general account reserves under modified coinsurance arrangements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46). Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51) states that consolidation is usually necessary when a company has a “controlling financial interest” in another company, a condition most commonly achieved via ownership of a majority voting interest. FIN 46 clarifies the application of ARB 51, to certain “variable interest entities” (VIE) where (i) the equity investors are not empowered to make sufficient decisions about the entity’s operations, or do not receive expected returns or absorb expected losses commensurate with their equity ownership; or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. VIEs are consolidated by their primary beneficiary, which is a party having a majority of the entity’s expected losses, expected residual returns, or both. A company holding a significant variable interest in a VIE, but not deemed the primary beneficiary is subject to certain disclosure requirements specified by FIN 46. FIN 46 applies to entities formed after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For VIEs where an enterprise holds a variable interest that it acquired prior to February 1, 2003, FIN 46 applies in the interim period beginning after June 15, 2003 and early adoption is permitted. FIN 46 may be applied on a prospective basis with a cumulative-effect adjustment made as of the date of initial application or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of FIN 46 on July 1, 2003 did not have a material impact on the results of operations or financial position of the Company.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45). FIN 45 requires a guarantor to provide more detailed interim and annual financial statement disclosures about obligations under certain guarantees it has issued. It also requires a guarantor to recognize, at the inception of new guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. Although superceded by FIN 45, the guidance provided in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others has been incorporated into FIN 45 without change. The adoption of FIN 45 on January 1, 2003 did not have a material impact on the financial position or results of operations of the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which the Company adopted January 1, 2003. Adoption of SFAS 146 did not have any impact on the financial position or results of operations of the Company.

(4)	Earnings Per Share

Basic earnings per share (EPS) represent the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share represent the amount of earnings for the period available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options, if dilutive.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

The calculations of basic and diluted earnings per share are as follows:

(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
	Three months ended June 30,
	2003			2002
Basic and diluted income from continuing operations	$96.5	$0.64	$0.63	$80.4	$0.62	$0.62
Discontinued operations, net of tax	—	—	—	1.2	0.01	0.01

Basic and diluted net income	$96.5	$0.64	$0.63	$81.6	$0.63	$0.63

Weighted average common shares outstanding—basic	151.8			129.0
Dilutive effect of stock options	0.4			0.3

Weighted average common shares outstanding—diluted	152.2			129.3

	Six months ended June 30,
	2003			2002
Basic and diluted income from continuing operations	$168.5	$1.11	$1.11	$184.1	$1.43	$1.43
Discontinued operations, net of tax	—	—	—	3.4	0.02	0.02

Basic and diluted net income	$168.5	$1.11	$1.11	$187.5	$1.45	$1.45

Weighted average common shares outstanding—basic	151.8			128.9
Dilutive effect of stock options	0.3			0.4

Weighted average common shares outstanding—diluted	152.1			129.3

(5)	Long-Term Debt

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

Following this issuance, the Company contributed $200.0 million of capital to Nationwide Life Insurance Company (NLIC), a wholly owned subsidiary, for general corporate purposes.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

(6)	Comprehensive Income

Comprehensive income includes net income as well as certain items that are reported directly within separate components of shareholders’ equity that bypass net income. Other comprehensive income is comprised of net unrealized gains on securities available-for-sale adjusted for the related impacts on deferred acquisition costs, value of business acquired, future policy benefits and claims, and net gains on cash flow hedges, all net of tax. The related before and after federal income tax amounts are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Unrealized gains on securities available-for-sale arising during the period:
Gross	$485.2	$306.9	$550.3	$149.8
Adjustment to deferred policy acquisition costs	(107.5)	(99.7)	(130.9)	(64.7)
Adjustment to value of business acquired	(44.6)	—	(61.9)	—
Adjustment to future policy benefits and claims	(0.7)	—	(12.3)	—
Related federal income tax expense	(116.3)	(72.5)	(120.8)	(29.8)

Net unrealized gains	216.1	134.7	224.4	55.3

Reclassification adjustment for net losses on securities available-for-sale realized during the period:
Gross	8.6	37.4	62.8	42.2
Related federal income tax benefit	(3.0)	(13.1)	(22.0)	(14.8)

Net reclassification adjustment	5.6	24.3	40.8	27.4

Other comprehensive income on securities available-for-sale	221.7	159.0	265.2	82.7

Net gains on cash flow hedges:
Gross	0.2	5.7	0.3	14.7
Related federal income tax expense	(0.1)	(1.9)	(0.1)	(5.1)

Other comprehensive income on cash flow hedges	0.1	3.8	0.2	9.6

Total other comprehensive income	$221.8	$162.8	$265.4	$92.3

(7)	Segment Disclosures

Management of the Company views its business primarily based on the underlying products and this is the basis used for defining its reportable segments. The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. The primary segment profitability measure that management uses is pre-tax operating earnings, which is comprised of pre-tax income excluding net realized gains and losses on investments, hedging instruments and hedged items, and discontinued operations.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

The Individual Annuity segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, deferred fixed annuity products and income products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods. Also included in this segment are Nationwide Provident’s individual annuity products reflecting business acquired in the Nationwide Provident acquisition described in note 11. Nationwide Provident business consists of production through Nationwide Life Insurance Company of America (NLICA) and subsidiaries. New individual annuity business sold by Nationwide Provident producers is in the form of the Company’s individual The BEST of AMERICA annuity products.

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

The Life Insurance segment consists of investment life products, including individual variable life and corporate-owned life insurance (COLI) products, traditional life insurance products, universal life insurance and the results of TBG Insurance Services Corporation (TBG Financial). Also included in this segment are Nationwide Provident life products, primarily variable life. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

In addition to the product segments, the Company reports a Corporate segment. The Corporate segment includes net investment income not allocated to the three product segments, unallocated expenses, advisory services program revenues and expenses, interest expense on debt and revenue and expenses of the Company’s non-insurance subsidiaries not reported within the three product segments. In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, and hedging instruments and hedged items not allocated to the three product segments in the Corporate segment, but does not consider them as part of pre-tax operating earnings.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the financial results of the Company’s business segments for the three months ended June 30, 2003 and 2002.

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
2003
Net investment income	$221.3	$205.6	$113.4	$17.1	$557.4
Other operating revenue	133.0	71.8	223.6	11.4	439.8
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(22.5)	(22.5)

Total revenues	354.3	277.4	337.0	6.0	974.7

Interest credited to policyholder account values	168.3	132.7	46.6	—	347.6
Amortization of deferred policy acquisition costs	58.1	10.2	32.0	—	100.3
Amortization of value of business acquired	1.6	0.5	10.2	—	12.3
Interest expense on debt and capital and preferred securities of subsidiary trusts	—	—	0.1	24.1	24.2
Other benefits and expenses	78.4	75.3	194.6	14.9	363.2

Total benefits and expenses	306.4	218.7	283.5	39.0	847.6

Income (loss) from continuing operations before federal income tax expense	47.9	58.7	53.5	(33.0)	$127.1

Net realized losses on investments, hedging instruments and hedged items	—	—	—	22.5

Pre-tax operating earnings (loss)	$47.9	$58.7	$53.5	$(10.5)

2002
Net investment income	$165.8	$198.0	$81.9	$7.0	$452.7
Other operating revenue	139.8	67.0	137.8	(0.3)	344.3
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(40.8)	(40.8)

Total revenues	305.6	265.0	219.7	(34.1)	756.2

Interest credited to policyholder account values	126.0	134.5	45.3	—	305.8
Amortization of deferred policy acquisition costs	54.5	11.3	19.2	—	85.0
Interest expense on debt and capital and preferred securities of subsidiary trusts	—	—	—	16.9	16.9
Other benefits and expenses	70.8	66.2	107.4	0.4	244.8

Total benefits and expenses	251.3	212.0	171.9	17.3	652.5

Income (loss) from continuing operations before federal income tax expense	54.3	53.0	47.8	(51.4)	$103.7

Net realized losses on investments, hedging instruments and hedged items	—	—	—	40.8

Pre-tax operating earnings (loss)	$54.3	$53.0	$47.8	$(10.6)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the financial results of the Company’s business segments for the six months ended June 30, 2003 and 2002.

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
2003
Net investment income	$435.9	$408.9	$227.9	$33.3	$1,106.0
Other operating revenue	264.7	141.2	452.2	22.0	880.1
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(75.8)	(75.8)

Total revenues	700.6	550.1	680.1	(20.5)	1,910.3

Interest credited to policyholder account values	329.0	268.0	94.6	—	691.6
Amortization of deferred policy acquisition costs	104.7	21.9	57.5	—	184.1
Amortization of value of business acquired	4.0	1.0	17.8	0.1	22.9
Interest expense on debt and capital and preferred securities of subsidiary trusts	—	—	0.1	46.8	46.9
Other benefits and expenses	177.1	150.4	393.4	27.6	748.5

Total benefits and expenses	614.8	441.3	563.4	74.5	1,694.0

Income (loss) from continuing operations before federal income tax expense	85.8	108.8	116.7	(95.0)	$216.3

Net realized losses on investments, hedging instruments and hedged items	—	—	—	75.8

Pre-tax operating earnings (loss)	$85.8	$108.8	$116.7	$(19.2)

Assets as of period end	$48,031.6	$33,892.5	$15,122.8	$7,631.2	$104,678.1

2002
Net investment income	$321.3	$394.4	$161.9	$18.7	$896.3
Other operating revenue	272.6	140.7	272.6	(0.2)	685.7
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(45.5)	(45.5)

Total revenues	593.9	535.1	434.5	(27.0)	1,536.5

Interest credited to policyholder account values	244.9	267.7	91.0	—	603.6
Amortization of deferred policy acquisition costs	108.2	21.5	40.1	—	169.8
Interest expense on debt and capital and preferred securities of subsidiary trusts	—	—	—	33.6	33.6
Other benefits and expenses	133.2	134.4	214.9	3.7	486.2

Total benefits and expenses	486.3	423.6	346.0	37.3	1,293.2

Income (loss) from continuing operations before federal income tax expense	107.6	111.5	88.5	(64.3)	$243.3

Net realized losses on investments, hedging instruments and hedged items	—	—	—	45.5

Pre-tax operating earnings (loss)	$107.6	$111.5	$88.5	$(18.8)

Assets as of period end	$43,129.9	$32,643.6	$9,700.2	$4,341.4	$89,815.1

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

(8)	Contingencies

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint was brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were allegedly used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the Court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification. On April 16, 2002, the Company filed a motion for summary judgment on the individual claims of plaintiff Mercedes Castillo. On May 28, 2002, the Court granted the motion of Marcus Shore to withdraw as a named plaintiff and denied plaintiffs’ motion to add new persons as named plaintiffs, so the action is now proceeding with Mercedes Castillo as the only named plaintiff. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all of plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification is moot. Judgment for the Company was entered on November 15, 2002. On December 16, 2002, plaintiff Mercedes Castillo filed a notice of appeal from the Court’s orders (a) granting the Company’s motion for summary judgment; and (b) denying Castillo’s motion for leave to amend the complaint to add three new named plaintiffs. That appeal was argued on July 1, 2003. The Company intends to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 6, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of retirement plans that purchased variable annuities from NLIC to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the funds originally included in the plaintiff’s annuities with “inferior” funds because the new funds purportedly paid higher fees to the Company. The amended complaint seeks disgorgement of the fees allegedly received by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney’s fees. On December 3, 2001, the plaintiffs filed a motion for class certification. The Company is opposing that motion. The Company’s Motion to Dismiss was denied on September 11, 2002. On January 14, 2003, plaintiffs filed a motion to file a second amended complaint and the motion was granted on February 21, 2003. The second amended complaint removed the claims against the Company concerning a violation of ERISA through the replacement of many of the funds originally included in the plaintiffs’ annuities with “inferior” funds that purportedly paid higher fees to the Company. On April 14, 2003, plaintiffs filed a motion for leave to file a third amended complaint, which has been granted by the Court. The third amended complaint does not include claims against the Company explicitly alleging a violation of ERISA through misrepresentation, breach of contract, or the replacement of funds originally included in the plaintiffs’ annuities with “inferior” funds that purportedly paid higher fees to the Company. The Company intends to defend this lawsuit vigorously.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

On May 1, 2003, a class action was filed against NLIC in the United States District Court for the Eastern District of Louisiana, entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The Complaint alleges that in November 2001, plaintiff Edward Miller purchased a group modified single premium variable annuity issued by NLIC. Plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contract that contract holders could transfer assets without charge among the various funds offered in the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. Plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. Plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar products issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. NLIC has filed a motion to dismiss the complaint. This case is in a very preliminary stage, and NLIC intends to defend it vigorously.

In September 2000, Nationwide Retirement Solutions (NRS), the Company’s public sector retirement plan subsidiary, was named in a lawsuit filed in Kentucky federal court titled Monumental Life Insurance Company v. Nationwide Retirement Solutions. The plaintiff, a third party provider of universal and term life insurance products for NRS, claimed, among other things, that NRS had breached its contractual relationship with and fiduciary duty to the plaintiff when NRS modified its business model for the public sector marketplace. On February 20, 2003, the Court reached a verdict in this case, finding against NRS and awarding the plaintiff $28.0 million in damages. On March 10, 2003, NRS filed post-trial motions for a new trial on the breach of contract claim, and for a judgment notwithstanding the verdict on the breach of fiduciary claim, including in the alternative a request for a new trial. On May 29, 2003, and before NRS’ motions were fully briefed, the parties reached an agreement on the essential terms of a settlement. The Court has been so informed and all proceedings stayed pending final resolution by the parties. The remaining terms of the settlement are currently under negotiation and the parties anticipate final agreement within the near future.

NLICA is a defendant in a class action originally filed on or about January 11, 1999 entitled Butler v. Provident Mutual Life Insurance Company. That class action is pending in the Court of Common Pleas, Philadelphia County, Pennsylvania. That class action challenged the plan of Provident to convert from a mutual life insurance company into a stock life insurance company owned by a mutual holding company. After the Court entered an order on September 16, 1999 enjoining the completion of this plan without further disclosures to policyholders, the plaintiffs filed an amended complaint in the Summer of 2002 demanding that Provident consummate a proposed sponsored demutualization with the Company.

NLICA is also a nominal defendant in a derivative suit entitled Provident Mutual Life Insurance Company derivatively by Smith v. Kloss that was filed on or about July 10, 2000 in the Court of Common Pleas, Philadelphia County, Pennsylvania. Plaintiffs claim that Provident’s directors breached their fiduciary duties and should be compelled to pursue a demutualization of Provident.

The parties to the Butler and Smith cases entered into a stipulation of settlement dated October 9, 2002 and the Court granted preliminary approval of that settlement on October 10, 2002. Under that stipulation of settlement, the parties have agreed to a resolution of all the class and derivative claims asserted in both actions. The Court held a fairness hearing on the settlement on December 17, 2002. The Court approved the settlement by Final Order and Judgment entered on April 17, 2003. NLICA paid the plaintiffs’ legal fees and expenses on April 25, 2003. By notice of appeal dated May 1, 2003, an objector to the settlement appealed the Final Order and Judgment to the Superior Court of Pennsylvania. NLICA intends to defend against this appeal vigorously.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

Amounts on deposit with a related party in cash management for the benefit of the Company were $129.6 million and $236.1 million as of June 30, 2003 and December 31, 2002, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus interest. As of June 30, 2003 and December 31, 2002, the Company had no borrowings from affiliated entities under such agreements. During the six months ended June 30, 2003 and 2002, outstanding borrowings under such agreements did not exceed $67.3 million and $70.9 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these periods were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of June 30, 2003 and 2002, customer allocations to GGI funds totaled $13.48 billion and $12.10 billion, respectively. For the three months ended June 30, 2003 and 2002, GGI paid the Company $10.2 million and $9.4 million, respectively, for the distribution and servicing of these funds, compared to $19.9 million and $18.9 million for first six months in 2003 and 2002, respectively. In addition, effective June 28, 2002, the Company entered into a renewable three-year Marketing and Support Services Agreement with GGI. Under this agreement, the Company receives quarterly fees of $1.0 million in exchange for certain specified marketing and support of GGI product offerings.

In connection with the Nationwide Provident acquisition, described in note 11, effective April 28, 2003, the Company sold the value ascribed to the Market Street Fund to GGI for $3.9 million. The Company also engaged GGI as interim investment advisor to Market Street Fund until the closing of this sale. Fees paid by the Company to GGI as interim investment advisor during 2003 totaled $0.2 million.

(10)	Securitization Transactions

To date, the Company has sold $141.3 million of credit enhanced equity interests in Low Income Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 5.15% to 5.25%. These guarantees are in effect for approximately 15 years. The Tax Credit Funds will provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $414.0 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly and upon stabilizing, the collateral is released. To date, $2.5 million of stabilization collateral has been released into income, including $0.2 million in second quarter 2003 and $2.0 million in the first six months of 2003.

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

On October 1, 2002, NFS closed on a series of transactions that resulted in the acquisition of 100 percent of the economic and voting interests of the former Provident Mutual Life Insurance Company (Provident) and its subsidiaries. Immediately prior to the acquisition, Provident converted from a mutual insurance company into a stock company. Upon demutualization, Eagle Acquisition Corporation, a wholly owned subsidiary of NFS formed solely for the purposes of this transaction merged with and into Provident, with Provident surviving as a wholly owned subsidiary of NFS. Provident was renamed NLICA and, together with its subsidiaries, operates under the name Nationwide Provident. The results of Nationwide Provident’s operations are included in the consolidated financial statements of NFS beginning October 1, 2002.

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

The goodwill generated by this transaction, prior to the adjustments discussed below, totaled $216.8 million, none of which is expected to be deductible for tax purposes.

As of June 30, 2003, the Company has recorded a liability totaling $4.5 million for anticipated severance costs associated with integration plans related to the Nationwide Provident acquisition that were contemplated at the time of closing, but not finalized and approved by management until June 2003. This amount was recorded as an adjustment to the purchase price allocation including an increase in goodwill of $2.9 million, net of taxes. No amounts have been paid or charged against this liability as of June 30, 2003. Other costs related to these integration activities will be expensed as incurred.

In addition, the fair values of certain items that were estimated at the time of closing have been adjusted to the final fair value calculations. These adjustments resulted in an increase in goodwill of $4.4 million, net of tax.

(12)	Goodwill

In connection with acquisitions of operating entities, the Company recognizes the excess of the purchase price over the fair value of the net assets acquired as goodwill. In accordance with GAAP, goodwill is not amortized, but rather evaluated periodically, at the reporting unit level, for impairment. The Company conducts annual goodwill impairment testing in the fourth quarter. In addition, at each reporting period, the underlying components of goodwill are evaluated to determine whether conditions exist, which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

Changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2003 and 2002 were as follows:

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
Balance as of January 1, 2003	$23.8	$64.1	$300.5	$11.0	$399.4
Adjustments	(23.8)	0.9	30.2	0.4	7.7

Balance as of June 30, 2003	$—	$65.0	$330.7	$11.4	$407.1

Balance as of January 1, 2002	$—	$35.8	$70.3	$23.9	$130.0
Acquisition	—	2.9	60.0	—	62.9
Disposals	—	—	—	(23.9)	(23.9)

Balance as of June 30, 2002	$—	$38.7	$130.3	$—	$169.0

The adjustments of goodwill in 2003 reflect the $7.3 million increase related to the adjustments described in note 11, a $0.4 million true up of the purchase price allocation of another acquisition, as well as a reclassification of goodwill previously allocated to the individual annuity segment to the life insurance segment. This reclassification more appropriately allocates goodwill to the segments that benefit from the Nationwide Provident acquisition.

(13)	Reclassification

Certain items in the 2002 consolidated financial statements and related footnotes have been reclassified to conform to the 2003 presentation.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Use of Non-GAAP Financial Measures

The Company’s unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements and measures are used by management to assist in the analysis and management of the operations of the Company. In addition, the Company regularly reviews and reports non-GAAP financial measures titled operating revenue, pre-tax operating earnings and net operating earnings.

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

Note 2 to the audited consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K provides a summary of significant accounting policies. Note 3 to the unaudited consolidated financial statements included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report provides a discussion of the recently issued accounting pronouncements.

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

Due to the magnitude of the DAC balance related to the individual variable annuity business, the sensitivity of the calculation to minor changes in the underlying assumptions and the related volatility that could result in the reported DAC balance without meaningful improvement in its reasonableness, the Company evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. Should the recorded balance of individual variable annuity DAC fall outside of these parameters for a prescribed period of time, or should the recorded balance fall outside of these parameters and the Company determines it is not reasonably possible to get back within this period of time, assumptions are required to be unlocked and the DAC is recalculated using revised best estimate assumptions. Otherwise, DAC is not unlocked to reflect updated assumptions. In the event DAC assumptions are unlocked and revised, the Company will continue to use the reversion to the mean process.

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

Goodwill

In connection with acquisitions of operating entities, the Company recognizes the excess of the purchase price over the fair value of the net assets acquired as goodwill. In accordance with GAAP, goodwill is not amortized, but rather evaluated periodically, at the reporting unit level, for impairment. The Company conducts annual goodwill impairment testing in the fourth quarter. In addition, at each reporting period, the underlying components of goodwill are evaluated to determine whether conditions exist, which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating goodwill for impairment requires a number of judgments and assumptions to be made in determining the fair value of the reporting units. Some of the more significant judgments and assumptions include the method used to determine fair value, discount rates, expected levels of cash flows, revenues, or earnings, and comparable companies used to develop market based assumptions.

Management believes all judgments and assumptions that are made in connection with goodwill impairment testing are reasonable based on the underlying facts and circumstances evaluated. However, variances in actual results from expectations or changes in expectations for future cash flows, revenues and/or earnings could result in significant impairment charges related to goodwill in future periods.

Non-GAAP Financial Measures

The Company analyzes operating performance using non-GAAP financial measures titled operating revenues, pre-tax operating earnings and net operating earnings. For the Company’s reporting segments, pre-tax operating earnings is the basis by which management evaluates segment operating results. As such, the ratio of pre-tax operating earnings to average account values by segment is considered a GAAP financial measure. The Company calculates operating revenues by adjusting total revenues to exclude net realized gains and losses on investments, hedging instruments and hedged items. The Company calculates pre-tax operating earnings by adjusting income from continuing operations before federal income taxes to exclude net realized gains and losses on investments, hedging instruments and hedged items. The Company calculates net operating earnings by adjusting net income to exclude net realized gains and losses on investments, hedging instruments and hedged items and discontinued operations, all net of tax. Operating revenues, pre-tax operating earnings, net operating earnings, or similar measures are commonly used in the insurance industry as measures of ongoing earnings performance.

The excluded items are important in understanding the Company’s overall results of operations. It is important to note that operating revenues, pre-tax operating earnings or net operating earnings should not be viewed as substitutes for revenues, income from continuing operations before federal income taxes or net income determined in accordance with GAAP, rather they are considered supplementary measures the Company believes are useful in analyzing its results of operations. Also, the Company’s definitions of these non-GAAP financial measures may differ from those used by other companies.

The Company excludes net realized gains and losses on investments, hedging instruments and hedged items from these non-GAAP financial measures because such items are often the result of specific events, which may vary significantly in magnitude from period-to-period and may or may not be at the Company’s discretion. The Company believes that analyzing data excluding the potentially fluctuating effects of these transactions helps depict trends in the underlying revenues and profitability drivers of the Company’s business without consideration of these items. Discontinued operations are also excluded from the Company’s calculation of net operating earnings, as they are not reflective of the continuing operations of the Company’s business.

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

The following table reconciles the Company’s operating revenues to revenues for the three months and six months ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Operating revenues	$997.2	$797.0	$1,986.1	$1,582.0
Net realized losses on investments, hedging instruments and hedged items	(22.5)	(40.8)	(75.8)	(45.5)

Revenues	$974.7	$756.2	$1,910.3	$1,536.5

The following table reconciles the Company’s pre-tax operating earnings to income from continuing operations before federal income tax expense for the three months and six months ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Pre-tax operating earnings	$149.6	$144.5	$292.1	$288.8
Net realized losses on investments, hedging instruments and hedged items	(22.5)	(40.8)	(75.8)	(45.5)

Income from continuing operations before federal income tax expense	$127.1	$103.7	$216.3	$243.3

The following table reconciles the Company’s net operating earnings to net income for the three months and six months ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Net operating earnings	$111.2	$106.9	$217.8	$213.7

Net realized losses on investments, hedging instruments and hedged items, net of tax	(14.7)	(26.5)	(49.3)	(29.6)
Discontinued operations, net of tax	—	1.2	—	3.4

Net income	$96.5	$81.6	$168.5	$187.5

Results of Operations

Revenues

Total operating revenues, which excludes net realized gains and losses on investments, hedging instruments and hedged items, for second quarter 2003 increased to $997.2 million compared to $797.0 million for the same period in 2002. For the first six months of 2003 and 2002, total operating revenues were $1.99 billion and $1.58 billion, respectively. Operating revenue growth was fueled by the addition of Nationwide Provident, which added $145.4 million of operating revenues in the second quarter of 2003 and $291.8 million for the first six months of 2003. In addition, an increase in net investment income as a result of continued growth in interest spread-based business, and offset lower asset fees due to depressed equity markets.

Policy charges include asset fees, which are primarily earned on separate account values generated from the sale of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products; administrative fees, which include fees charged per contract on a variety of the Company’s products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period for annuity and certain life insurance contracts.

Policy charges for the comparable periods of 2003 and 2002 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Asset fees	$132.6	$145.3	$257.8	$293.0
Cost of insurance charges	92.9	58.3	185.7	113.7
Administrative fees	27.6	30.4	59.6	68.2
Surrender fees	25.4	21.9	49.9	37.9

Total policy charges	$278.5	$255.9	$553.0	$512.8

The decline in asset fees reflects a decrease in average separate account values of $6.78 billion (12%) in second quarter 2003 compared to a year ago. Market depreciation on investment options underlying variable annuity and investment life insurance products resulting from continued declines in the equity markets resulted in the decrease in average separate account values.

Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy’s death benefit minus the related policyholder account value. The amount charged is based on the insured’s age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to corporate and individual investment life insurance reflecting the addition of Nationwide Provident, new production, favorable persistency on policies sold in prior periods and equity market declines which lowered policyholder account values. The net amount at risk related to corporate and individual investment life insurance grew to $58.25 billion as of June 30, 2003 compared to $35.43 billion a year ago.

The decline in administrative fees in the three and six months ended June 30, 2003 compared to the same periods a year ago is primarily attributable to $3.6 million of fees related to a case that terminated in the first quarter of 2002.

Surrender fees increased in second quarter 2003 compared to a year ago primarily due to the addition of Nationwide Provident and higher lapse activity in investment life insurance products as a result of the continued uncertainty in the equity markets.

Net investment income includes the investment income earned on investments supporting fixed annuities, the guaranteed fixed option of variable annuities, the medium-term note program, certain life insurance products and invested assets not allocated to product segments, net of related investment expenses. Net investment income grew from $452.7 million in the second quarter of 2002 to $557.4 million in the second quarter of 2003. For the first six months of 2003 net investment income was $1.11 billion compared to $896.3 million a year ago. The increases were primarily due to increased invested assets supporting growth in individual fixed annuities, allocations to the fixed option of variable annuities, the medium-term note program, as well as the acquisition of Nationwide Provident, partially offset by lower yields due to declining market interest rates. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. General account reserves grew by $11.24 billion to $39.24 billion as of the end of second quarter 2003 compared to $28.00 billion a year ago. The growth in general account reserves reflects the addition of Nationwide Provident business and increased customer preference for fixed products in light of declining and volatile equity markets.

The Company reports realized gains and losses on investments, hedging instruments and hedged items as a single line item in the unaudited consolidated statements of income. The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales are reported in this caption. In addition, charges related to other-than-temporary impairments of available-for-sale securities and other investments and valuation allowances on mortgage loans on real estate are included in this caption. Also included are changes in the fair value of derivatives qualifying as fair value hedges and the change in the fair value of the hedged items, the ineffective, or excluded, portion of cash flow hedges and changes in the fair value of free-standing derivatives.

Net realized losses on investments, hedging instruments and hedged items totaled $22.5 million in second quarter 2003, compared to $40.8 million in second quarter 2002 and included other-than-temporary impairments of $34.4 million and $32.6 million, respectively. For the first half of 2003, net realized losses on investments, hedging instruments and hedged items totaled $75.8 million compared to $45.5 million for the first half of 2002 and included other-than-temporary impairments of $110.3 million and $41.4 million, respectively. Included in the first half totals in 2003 were $26.9 million of impairments and $3.2 million of net losses on disposals related to airline industry fixed maturity securities. Also included in the first half of 2003 totals were $15.4 million of impairments related to equity securities, including $10.1 million related to a strategic investment and $5.1 million related to mutual fund seed money managed by a related party. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $11.9 million in second quarter 2003 compared to a net realized loss of $8.2 million in second quarter 2002 while year-to-date 2003 net realized gains related to non-impairment activity totaled $34.5 million compared to net realized losses of $4.1 million for the same period a year ago.

Other income includes management fees, commissions and other income earned by subsidiaries of the Company that provide administration, marketing and distribution services. The increase in other income in 2003 over 2002 reflects an increase in the number of private sector pension plans sold through Nationwide Trust Company, FSB, and the addition of Nationwide Provident and TBG Financial, which are included in the Company’s consolidated financial statements beginning October 1, 2002 and May 31, 2002, respectively.

Benefits and Expenses

Interest credited to policyholder account values totaled $347.6 million in second quarter 2003 compared to $305.8 million in second quarter 2002, while year-to-date 2003 interest credited totaled $691.6 million compared to $603.6 million a year ago and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s medium-term note program and certain life insurance products. The increase in interest credited reflects an increase in account values for these products as a result of strong fixed annuity production, increased allocations of variable annuity deposits to the guaranteed fixed option, and the addition of Nationwide Provident fixed business, partially offset by lower crediting rates in the Individual Annuity and Institutional Products segments, on products where crediting rates have not already reached guaranteed floors.

Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. An increase in other benefits and claims for the three and six months ended June 30, 2003 compared to the same periods a year ago reflects additional life insurance benefits due to the addition of Nationwide Provident, growth in life insurance in-force, an increase in GMDB costs due to a higher level of claims and an increase in the provision for future policy benefits for immediate annuities due to growth in new premium in 2003 compared to 2002.

Policyholder dividends on participating policies increased in 2003 compared to a year ago due to the addition of Nationwide Provident, which historically sold a significant amount of participating life insurance.

Amortization of DAC increased to $100.3 million in the second quarter of 2003 compared to $85.0 million in the second quarter of 2002. On a year-to-date basis, DAC amortization totaled $184.1 million in 2003 compared to $169.8 million in 2002. The increase in DAC amortization was attributable to the Life Insurance segment as a result of a growing book of business and the surrender of a large corporate-owned life insurance (COLI) contract in second quarter 2003.

The increase in interest expense on debt and capital and preferred securities of subsidiary trusts reflect additional interest expense from the issuance of $300 million of senior notes in June 2002 and $200 million of senior notes in February 2003.

Other operating expenses increased 28% to $200.8 million in the second quarter of 2003 compared to $156.3 million in the second quarter of 2002. For the first half of 2003, operating expenses were $405.7 million, up 29% from $313.5 million for the first half of 2002. Excluding the impact of the addition of TBG Financial and Nationwide Provident, operating expenses increased 7% in 2003 over 2002, reflecting higher employee benefits and pension costs, partially offset by management’s efforts to manage expenses in response to the challenging market conditions.

Federal income tax expense was $30.6 million and $23.3 million for the second quarter of 2003 and 2002, respectively. These amounts represent effective tax rates of 24.1% for the second quarter of 2003 and 22.5% in 2002. For the first six months of 2003 and 2002, federal income tax expense was $47.8 million and $59.2 million, representing effective rates of 22.1% and 24.3%, respectively. The decrease in pre-tax income, coupled with an increase in tax-exempt income and tax credits from affordable housing partnership investments drove the decrease in the year-to-date effective rate.

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

Income from discontinued operations, net of tax, in second quarter 2002, and the first six months of 2002 was $1.2 million and $3.4 million, respectively.

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

As calculated and analyzed by the Company, statutory premiums and deposits on individual and group annuities and life insurance products calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and deposits on administration-only group pension plans and the advisory services program are adjusted as described below to arrive at sales. Sales, as reported by the Company, are stated net of internal replacements, which in the Company’s opinion provides a more meaningful disclosure of production in a given period. In addition, the Company’s definition of sales excludes: funding agreements issued under the Company’s medium-term note program; large case bank-owned life insurance (BOLI); large case pension plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons and are therefore excluded from sales.

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

Sales by product and segment for the three months and six months ended June 30, 2003 and 2002 are summarized as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
The BEST of AMERICA products	$1,108.8	$968.7	$2,323.3	$1,943.3
Private label annuities	188.5	208.1	366.0	429.1
Nationwide Provident and other	2.9	—	4.8	—

Total individual variable annuity sales	1,300.2	1,176.8	2,694.1	2,372.4

Deferred fixed annuities	428.2	661.9	1,000.9	1,199.9
Income products	38.6	32.6	82.4	58.1

Total individual fixed annuity sales	466.8	694.5	1,083.3	1,258.0

Total individual annuity sales	1,767.0	1,871.3	3,777.4	3,630.4

The BEST of AMERICA annuity products	512.9	684.6	1,135.3	1,475.2
The BEST of AMERICA trust products	469.3	358.6	943.5	925.2
The 401(k) Company	177.0	116.2	368.1	246.2
Nationwide Provident products	88.9	—	170.7	—
Other	7.6	22.7	17.1	33.2

Total private sector pension plan sales	1,255.7	1,182.1	2,634.7	2,679.8

IRC Section 457 annuities	336.7	351.1	679.1	685.9
Administration-only agreements	466.2	277.1	781.3	547.3

Total public sector pension plan sales	802.9	628.2	1,460.4	1,233.2

Total institutional products sales	2,058.6	1,810.3	4,095.1	3,913.0

The BEST of AMERICA variable life series	104.7	139.7	218.6	266.3
Nationwide Provident variable life products	63.2	—	133.4	—
Corporate-owned life insurance	94.8	139.9	355.2	454.5
Traditional/Universal life insurance	115.9	61.9	226.2	121.7

Total life insurance sales	378.6	341.5	933.4	842.5

Corporate – Advisory services program sales	1.2	—	1.7	—

Total sales	$4,205.4	$4,023.1	$8,807.6	$8,385.9

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators and life insurance specialists. Representatives of the Company who market products directly to a customer base include NRS, Nationwide Provident producers, The 401(k) Company and TBG Financial. The Company also distributes products through the agency distribution force of its ultimate parent, NMIC. Representatives of certain CPA firms, which are affiliated with the Company through investment or affiliation agreements, also distribute the Company’s products and are reported under the CPA channel.

Sales by distribution channel for the comparable periods of 2003 and 2002, are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Non-affiliated:
Independent broker/dealers	$1,042.5	$1,084.7	$2,207.0	$2,366.1
Financial institutions	1,017.1	1,045.9	2,165.1	2,069.7
Wirehouse and regional firms	473.3	573.8	1,043.8	1,176.1
Pension plan administrators	150.1	205.1	333.8	432.7
Life insurance specialists	74.7	115.9	237.4	358.6
Affiliated:
Nationwide Retirement Solutions	810.8	649.7	1,477.3	1,262.2
Nationwide Provident	249.0	21.0	485.9	29.9
Nationwide agents	177.2	186.8	341.6	348.5
The 401(k) Company	177.0	116.2	368.1	246.2
TBG Financial	20.1	24.0	117.8	95.9
CPA channel	13.6	—	29.8	—

Total sales	$4,205.4	$4,023.1	$8,807.6	$8,385.9

The 4% and 7% decrease in sales in the independent broker/dealer channel in the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002 reflect lower demand for variable annuities and variable life insurance in light of depressed equity markets and lower sales of private sector pension plans due to a decline in average case size due to the weak equity markets and a decline in the number of new plans sold.

Sales generated by financial institutions declined 3% in second quarter 2003 compared to a year ago, primarily due to planned reductions in fixed annuity sales. Year-to-date 2003 sales through this channel increased 5% compared to the same period a year ago, as private sector pension plan and variable annuity sales were higher in 2003, while individual fixed annuity sales were lower due to commission reductions.

Sales generated by wirehouse and regional firms decreased 18% in the second quarter of 2003 and year -to-date sales through this channel decreased by 11% compared to the same periods in 2002, due to lower individual annuity and private sector pension plan sales.

As the Company’s private sector pension business model continues to evolve, direct production through the pension plan administrators channel is expected to decline, as more new business opportunities are being created in conjunction or partnership with the independent broker/dealers, wirehouse and regional firms and financial institutions relationships. This is evidenced by the 27% and 23% declines in second quarter 2003 and first six months of 2003 sales compared to the same periods a year ago.

Sales generated by life insurance specialists declined 36% in second quarter 2003 and 34% in the first six months of 2003 compared to the same periods a year ago due to the current unfavorable environment for COLI and executive deferred compensation programs.

The increase in sales through NRS in 2003 primarily reflects rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recent pension reform legislation has expanded the portability of public sector plan assets. In addition, participant contributions from the State of New York case acquired near the end of the first quarter of 2003 contributed to the increase. Year-to-date 2003 sales through this channel increased 17% compared to the same period a year ago.

Nationwide Provident sales grew significantly due to the acquisition that closed on October 1, 2002.

Sales generated by The 401(k) Company grew 52% in second quarter 2003 and 50% in the first six months of 2003 compared to the same periods a year ago, respectively, as a result of deferrals on several new cases added in 2002 and at the beginning of 2003.

Sales through TBG Financial declined by 16% in the second quarter of 2003 compared to a year ago due to the unfavorable environment for COLI and executive deferred compensation plans. For the first half of 2003, TBG Financial’s production increased 23% over the same period a year ago, primarily due to the sale of a single large case.

Business Segments

The Company has three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

The following table summarizes pre-tax operating earnings for the Company’s reporting segments for the comparable periods of 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Individual Annuity	$47.9	$54.3	$85.8	$107.6
Institutional Products	58.7	53.0	108.8	111.5
Life Insurance	53.5	47.8	116.7	88.5
Corporate	(10.5)	(10.6)	(19.2)	(18.8)

Pre-tax operating earnings	$149.6	$144.5	$292.1	$288.8

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

The following table summarizes certain selected financial data for the Company’s Individual Annuity segment for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Income Statement Data
Revenues:
Policy charges	$109.5	$123.6	$213.1	$243.2
Net investment income	221.3	165.8	435.9	321.3
Premiums on immediate annuities	23.5	16.2	51.6	29.4

Total operating revenues	354.3	305.6	700.6	593.9

Benefits and expenses:
Interest credited to policyholder account values	168.3	126.0	329.0	244.9
Other benefits	29.7	21.4	78.6	37.8
Amortization of DAC and VOBA	59.7	54.5	108.7	108.2
Other operating expenses	48.7	49.4	98.5	95.4

Total benefits and expenses	306.4	251.3	614.8	486.3

Pre-tax operating earnings	$47.9	$54.3	$85.8	$107.6

Other Data
Sales:
Individual variable annuities	$1,300.2	$1,176.8	$2,694.1	$2,372.4
Individual fixed annuities	466.8	694.5	1,083.3	1,258.0

Total individual annuity sales	$1,767.0	$1,871.3	$3,777.4	$3,630.4

Average account values:
General account	$15,357.3	$9,919.3	$14,857.6	$9,602.0
Separate account	27,689.3	31,869.0	27,472.3	32,319.0

Total average account values	$43,046.6	$41,788.3	$42,329.9	$41,921.0

Account values as of period end:
Individual variable annuities	$35,087.3	$33,566.0
Individual fixed annuities	9,871.3	6,923.8

Total account values	$44,958.6	$40,489.8

GMDB – Net amount at risk, net of reinsurance	$2,038.4	$2,089.1
Pre-tax operating earnings to average account values	0.45%	0.52%	0.41%	0.51%

Pre-tax operating earnings totaled $47.9 million in second quarter 2003, down 12% compared to second quarter 2002 earnings of $54.3 million. For the first six months of 2003 pre-tax operating earnings were $85.8 million compared to $107.6 million for the first six months of 2002, a decrease of 20%. The lower earnings were primarily driven by lower policy charges and higher policy benefits primarily related to GMDB expenses, partially offset by an increase in interest spread income.

Asset fees decreased to $90.7 million in the second quarter of 2003, down 10% from $100.9 million in the same period a year ago. For the first half of 2003, asset fees totaled $174.5 million, down 14% from the first half of 2002 total of $203.2 million. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees are primarily due to changes in the market value of the investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values decreased 13% to $27.69 billion for the three months ended June 30, 2003 compared to $31.87 billion in the same period a year ago.

Surrender fees decreased by $2.2 million to $14.4 million in the second quarter of 2003, primarily due to a decline in surrender activity due in part to positive equity market returns in the period. For the first half of 2003, surrender fees totaled $29.5 million, up 5% from the first half of 2002 total of $28.1 million, primarily due to the competitive market place, the sustained downturn in the equity markets and a larger book of business in-force as a result of the Nationwide Provident transaction, partially offset by the improvement noted in the second quarter of 2003.

Premiums on immediate annuities increased by $7.3 million in the second quarter of 2003 over 2002, reflecting increased sales efforts by the Company and growth in the number or firms and distributors selling income products. For the first half of 2003, premiums totaled $51.6 million, up 76% from the first half of 2002 total of $29.4 million.

Other benefits reflect increased GMDB costs in 2003. GMDB exposure, as measured by the difference between the current contractual death benefit and account value, net of reinsurance, throughout the first half of 2003 has exceeded the levels from a year ago. As a result of first quarter 2003 increases in GMDB exposure and claims activity, the Company strengthened reserves by $11.9 million to meet its estimate of future net claims in excess of fees. The growth in other benefits also reflects increased provision for future policy benefits for immediate annuities consistent with the growth in premium income.

Other operating expenses were $48.7 million in second quarter 2003, a decrease of 1% compared to second quarter 2002, primarily as a result of expense management efforts. During the first half of 2003, other operating expenses totaled $98.5 million, an increase of 3% over the first half of 2002 total of $95.4 million. The increase reflects the addition of Nationwide Provident, growth in the number of contracts in-force, an increase in employee benefit and pension costs, and is partially offset by expense management efforts in response to the challenging equity markets and interest rate environments.

Interest spread income is comprised of net investment income, excluding capital charges, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income grew 23% in second quarter 2003, while the growth was 27% during the first half of 2003, compared to a year ago. The growth was driven by 55% increases in average general account assets for these same comparative periods, the result of growth in the individual fixed annuity business, the addition of Nationwide Provident, and increased customer allocations to the guaranteed fixed options of individual variable annuities. Allocations to the guaranteed fixed option related to new domestic individual variable annuity sales during the second quarter and for the first six months of 2003, totaled 55% and 57%, compared to 43% and 41% for the same periods a year ago, respectively.

The following table depicts the interest spread on average general account values for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net investment income	5.93%	7.03%	6.05%	7.09%
Interest credited	4.38%	5.08%	4.43%	5.10%

Interest spread on average general account values	1.55%	1.95%	1.62%	1.99%

Although interest spread income was higher, interest spread margins compressed during the quarter to 155 basis points compared to 195 basis points a year ago. Included in the current quarter were 5 basis points, or $1.9 million, of prepayment income on mortgage loans and bonds compared to 5 basis points, or $1.2 million, a year ago. For the first six months of 2003, interest spread margins compressed to 162 basis points compared to 199 basis points a year ago. Included in the first half of 2003 were 5 basis points, or $3.8 million, of prepayment income on mortgage loans and bonds compared to 4 basis points, or $1.9 million, a year ago. The current interest rate environment has limited the ability to adjust crediting rates to the extent of declines in investment yields due to the interest rate floors contained in annuity contracts.

For the full year 2003, the Company expects the trend of tighter interest spread margins to continue and is currently expecting full year spreads of 145 to 150 basis points, including a nominal level of prepayment activity.

The Company has taken actions to address the current low interest rate environment and the impact on interest spread margins. In 2003, the Company lowered commission rates for individual fixed annuities and the Company began invoking contractual provisions during second quarter 2003 that should limit the amount of variable annuity deposits allocated to the guaranteed fixed option.

Individual Annuity sales totaled $1.77 billion during second quarter 2003, down 6% from $1.87 billion a year ago. Variable annuity production grew in the quarter by 10% to $1.30 billion in 2003, with 55% of new domestic sales allocated to the guaranteed fixed options, as appeal of fixed, guaranteed interest rates to consumers remained very strong. Fixed annuity sales totaled $466.8 million in second quarter 2003, a 33% decline from levels reported a year ago. For the first six months of 2003, Individual Annuity sales were $3.78 billion compared to $3.63 billion for the first six months of 2002. A sharp drop-off in sales of fixed annuities, the result of the actions described above, which are intended to reduce the level of new individual fixed annuity business due to the challenging interest rate environment, drove segment sales lower compared to both second quarter and the first six months of 2002.

Individual Annuity segment deposits in second quarter 2003 of $1.77 billion offset by withdrawals and surrenders totaling $1.17 billion generated net flows of $596.8 million compared to the $509.4 million achieved a year ago. On a year-to-date basis, net flows generated in 2003 were $1.33 billion compared to $1.14 billion in 2002.

The decrease in pre-tax operating earnings to average account values in second quarter and first half of 2003 compared to 2002 is primarily a result of lower interest spreads on average general account values and increased GMDB costs.

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

The following table summarizes certain selected financial data for the Company’s Institutional Products segment for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Income Statement Data
Revenues:
Policy charges	$38.4	$44.7	$77.8	$94.7
Net investment income	205.6	198.0	408.9	394.4
Other	33.4	22.3	63.4	46.0

Total operating revenues	277.4	265.0	550.1	535.1

Benefits and expenses:
Interest credited to policyholder account values	132.7	134.5	268.0	267.7
Amortization of DAC and VOBA	10.7	11.3	22.9	21.5
Other operating expenses	75.3	66.2	150.4	134.4

Total benefits and expenses	218.7	212.0	441.3	423.6

Pre-tax operating earnings	$58.7	$53.0	$108.8	$111.5

Other Data
Sales:
Private sector pension plans	$1,255.7	$1,182.1	$2,634.7	$2,679.8
Public sector pension plans	802.9	628.2	1,460.4	1,233.2

Total institutional products sales	$2,058.6	$1,810.3	$4,095.1	$3,913.0

Average account values:
General account	$14,237.4	$12,424.3	$14,115.7	$12,253.4
Separate account	18,090.6	20,643.0	17,979.7	21,065.5
Administration-only	26,110.7	16,911.1	23,463.1	16,805.7

Total average account values	$58,438.7	$49,978.4	$55,558.5	$50,124.6

Account values as of period end:
Private sector pension plans	$25,759.3	$20,601.3
Public sector pension plans	31,027.9	24,165.1
Funding agreements backing medium-term notes	4,535.9	4,104.8

Total account values	$61,323.1	$48,871.2

Pre-tax operating earnings to average account values[1]	0.38%	0.42%	0.37%	0.43%

[1]	Excludes pre-tax operating earnings from structured products as there are no account values associated with structured products.

Pre-tax operating earnings totaled $58.7 million in the second quarter of 2003, up 11% compared to the pre-tax operating earnings of $53.0 million reported a year ago. Pre-tax operating earnings decreased 2% to $108.8 million in the first six months of 2003 compared to the same period a year ago. In both periods, increased interest spread and other income were partially offset by lower policy charges and higher operating expenses.

Asset fees declined 12% to $34.7 million in the second quarter of 2003 compared to $39.6 million in the quarter a year ago, while year-to-date 2003 asset fees were $69.7 million compared to $80.5 million in 2002. The decline was driven by 12% and 15% decreases in average separate account values in the second quarter and first six months of 2003, respectively, compared to the same periods a year ago due to market depreciation and a shift in product mix to non-annuity products.

Administrative fees declined by $0.8 million in second quarter 2003 compared to second quarter 2002 and $5.2 million in the first six months of 2003 compared to the same period in 2002. The year-to-date decrease was due to $3.6 million of fees related to a terminated case in the first quarter of 2002.

Other income, which includes fees for administration-only cases and Nationwide Trust Company products and structured products initiatives, increased 50% from a year ago due to growth in private sector pension plans sold through Nationwide Trust Company, which now account for 16% of private sector pension plan account values compared to 10% a year ago, and growth in public sector administrative services-only agreements which now account for 59% of public sector pension plan account values compared to 46% a year ago.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spreads vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income was $9.4 million higher in the second quarter of 2003 compared to the second quarter of 2002 and $14.2 million higher for the first six months of 2003 compared to a year ago driven by higher average general account values. The increase in average general account values was led by the acquisition of Nationwide Provident, growth in the medium-term note program, and an increase in participant allocations to the fixed option of the Company’s retirement plan offerings.

The following table depicts the interest spread on average general account values for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net investment income	5.78%	6.37%	5.79%	6.44%
Interest credited	3.73%	4.33%	3.80%	4.37%

Interest spread on average general account values	2.05%	2.04%	1.99%	2.07%

Interest spread margins improved slightly to 205 basis points in the second quarter of 2003 compared to 204 basis points a year ago. Included in the current quarter were 21 basis points, or $7.3 million, of prepayment income on mortgage loans and bonds compared to 4 basis points, or $1.1 million, a year ago. For the full year 2003, the Company expects the trend of tighter interest spread margins to continue and is currently expecting full year interest spread margins of 175 to 180 basis points, including a nominal level of prepayment activity.

Other operating expenses increased 14% to $75.3 million in second quarter 2003 and 12% to $150.4 million for the first six months of 2003. The increase reflects increased costs related to an initiative aimed at expanding the sales and service capabilities in the Company’s private sector pension business, an increase in participants in public sector pension plans, the addition of Nationwide Provident and increased employee benefit and pension costs.

Institutional Products sales during second quarter 2003 reached $2.06 billion compared to $1.81 billion in second quarter 2002. For the first six months of 2003, sales reached $4.10 billion compared to sales of $3.91 billion for the same period a year ago.

Private sector pension sales in second quarter 2003 totaled $1.26 billion, an increase of 6% from a year ago, and totaled $2.63 billion for the first six months of 2003, a decrease of 2%. In the first six months of 2003, 1,700 new private sector pension cases have been written. The comparison to the prior year is impacted by the sale of two large cases in the first half of 2002, which totaled $165.0 million.

Public sector pension sales in the second quarter 2003 totaled $802.9 million, 28% higher than a year ago and totaled $1.46 billion for the first six months of 2003, an increase of 18%. The increased sales reflect the addition of deposits into the State of New York defined contribution plan, as well as increased rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recent pension reform legislation implemented has expanded the portability of public plan assets.

Institutional Products segment deposits in second quarter 2003 of $2.10 billion offset by participant withdrawals and surrenders totaling $1.67 billion generated net flows from participant activity of $429.6 million, a 22% increase over second quarter 2002. Year-to-date 2003 net flows increased 49% to $1.07 billion, compared to 2002. An increase in deposits to Nationwide employee and agent benefit plans, deferrals into newly acquired plans, rollover activity into existing participant accounts and lower surrender activity drove the increase. The June 30, 2003 account values also reflect the March 2003 addition of the $4.94 billion State of New York defined contribution plan.

The decrease in pre-tax operating earnings to average account values for second quarter and first six months of 2003 declined from a year ago, reflecting lower interest spread margins and the substantial growth in administration-only business, including the State of New York case acquired near the end of the first quarter of 2003.

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

The following table summarizes certain selected financial data for the Company’s Life Insurance segment for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Income Statement Data
Revenues:
Policy charges	$130.6	$87.6	$262.1	$174.9
Net investment income	113.4	81.9	227.9	161.9
Other	93.0	50.2	190.1	97.7

Total operating revenues	337.0	219.7	680.1	434.5

Benefits and expenses:
Life benefits and policyholder dividends	179.3	112.4	358.8	225.9
Amortization of DAC and VOBA	42.2	19.2	75.3	40.1
Other operating expenses	62.0	40.3	129.3	80.0

Total benefits and expenses	283.5	171.9	563.4	346.0

Pre-tax operating earnings	$53.5	$47.8	$116.7	$88.5

Other Data
Sales:
The BEST of AMERICA variable life series	$104.7	$139.7	$218.6	$266.3
Nationwide Provident variable life products	63.2	—	133.4	—
Corporate-owned life insurance	94.8	139.9	355.2	454.5
Traditional/Universal life insurance	115.9	61.9	226.2	121.7

Total life insurance sales	$378.6	$341.5	$933.4	$842.5

Policy reserves as of period end:
Individual investment life insurance	$3,901.1	$2,160.5
Corporate investment life insurance	4,126.3	3,530.3
Traditional life insurance	4,122.6	1,905.1
Universal life insurance	853.2	816.0

Total policy reserves	$13,003.2	$8,411.9

Life insurance in-force as of period end:
Individual investment life insurance	$57,059.4	$32,721.2
Corporate investment life insurance	9,219.9	8,402.3
Traditional life insurance	34,242.2	24,966.1
Universal life insurance	8,185.3	7,763.9

Total insurance in-force	$108,706.8	$73,853.5

Life Insurance segment pre-tax operating earnings increased 12% to $53.5 million in second quarter 2003, up from $47.8 million a year ago. On a year-to-date basis segment pre-tax operating earnings increased 32% to $116.7 million in 2003 from $88.5 million in 2002. The addition of Nationwide Provident with $16.3 million and $33.3 million in pre-tax operating earnings for the second quarter and year-to-date 2003, respectively, drove the strong earnings growth, which was partially offset by a $5.2 million reduction in second quarter 2003 pre-tax operating earnings as the result of a surrender of a large COLI case. Increased cost of insurance charges and fee income from TBG Financial were offset by higher mortality costs and operating expenses and DAC and VOBA amortization.

Policy charges increased 49% to $130.6 million in second quarter 2003 compared to $87.6 million in second quarter 2002. Cost of insurance charges, which are assessed on the amount of insurance in-force in excess of the related policyholder account value, increased 59% in second quarter 2003 compared to a year ago and reflect a growing block of investment life business, as insurance in-force on this block of business increased 61% to $66.28 billion in second quarter 2003 compared to $41.12 billion in second quarter 2002. Nationwide Provident contributed the majority of the growth in insurance in-force.

Net investment income increased 38% in second quarter 2003 and 41% in the first half of 2003, primarily reflecting the addition of Nationwide Provident business.

Life benefits and policyholder dividends increased 60% to $179.3 million in second quarter 2003, while the increase in the first half of 2003 was 59% compared to the same periods a year ago. The growth reflects the growth in insurance in-force, higher mortality experience and the addition of Nationwide Provident business.

Amortization of DAC and VOBA increased $23.0 million, or 120%, in second quarter 2003 and $35.2 million, or 88%, in the first six months of 2003 compared to the same periods a year ago. The increase primarily reflects increased DAC amortization as a result of the surrender of a large COLI case and the addition of VOBA amortization related to Nationwide Provident business acquired.

Other operating expenses were $62.0 million in second quarter 2003, up 54% from second quarter 2002, while the first six months of 2003 saw an increase of 62%, primarily due to the addition of operating expenses related to TBG Financial and Nationwide Provident in 2003. Excluding Nationwide Provident and TBG Financial, operating expenses declined 3% with operational efficiencies and scale advantage being developed in the investment life operations offset by higher employee benefit and pension costs.

Second quarter 2003 life insurance sales totaled $378.6 million, 11% ahead of a year ago. For the first six months of 2003, total life insurance sales increased 11% compared to 2002 and totaled $933.4 million. Second quarter and year-to-date variable life sales improved 20% and 32%, respectively, from the prior year as Nationwide Provident variable life sales accounted for $63.2 million, or 38%, and $133.4 million, or 38%, of total variable life sales during these periods, respectively. Individual variable life production continues to be adversely impacted by the sluggish equity markets and consumer preference for fixed products. Second quarter and year-to-date COLI sales declined 32% and 22%, respectively, from the prior year due to the current unfavorable environment for COLI and executive deferred compensation programs.

Corporate

The Corporate segment consists of net investment income, expenses and interest expense not allocated to the three product segments, advisory services and revenues and expenses of the Company’s broker/dealer subsidiaries.

The following table summarizes certain selected financial data for the Company’s Corporate segment for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Income Statement Data
Operating revenues	$28.5	$6.7	$55.3	$18.5
Interest expense on debt and capital and preferred securities of subsidiary trusts	(24.1)	(16.9)	(46.8)	(33.6)
Other operating expenses	(14.9)	(0.4)	(27.7)	(3.7)

Pre-tax operating loss	(10.5)	(10.6)	(19.2)	(18.8)
Net realized losses on investments, hedging instruments and hedged items	(22.5)	(40.8)	(75.8)	(45.5)

Loss from continuing operations before federal income taxes	$(33.0)	$(51.4)	$(95.0)	$(64.3)

The increase in operating revenues in the second quarter and first six months of 2003 reflects $10.4 million and $20.2 million, respectively, of fee income primarily from acquisitions of certain broker/dealer subsidiaries in the fourth quarter of 2002 and an increase in net investment income primarily attributable to income earned on the proceeds from the $200.0 million senior note offering completed in February 2003 and the $300.0 million senior note offering completed in June 2002, partially offset by lower yields on investments.

The additional interest expense in the second quarter and first six months of 2003 reflects the senior note offerings mentioned above, partially offset by lower utilization of commercial paper borrowings.

The increase in other operating expenses in second quarter 2003 is primarily related to $8.2 million of commission expense related to certain of the Company’s broker/dealer subsidiaries.

In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items in the Corporate segment. Net realized losses on investments, hedging instruments and hedged items totaled $22.5 million in second quarter 2003, compared to $40.8 million in second quarter 2002 and included other-than-temporary impairments of $34.4 million and $32.6 million, respectively. For the first half of 2003, net realized losses on investments, hedging instruments and hedged items totaled $75.8 million compared to $45.5 million for the first half of 2002 and included other-than-temporary impairments of $110.3 million and $41.4 million, respectively. Included in the first half totals in 2003 were $26.9 million of impairments and $3.2 million of net losses on disposals related to airline industry fixed maturity securities. Also included in the first half of 2003 totals were $15.4 million of impairments related to equity securities, including $10.1 million related to a strategic investment and $5.1 million related to mutual fund seed money managed by a related party. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $11.9 million in second quarter 2003 compared to a net realized loss of $8.2 million in second quarter 2002 while year-to-date 2003 net realized gains related to non-impairment activity totaled $34.5 million compared to net realized losses of $4.1 million for the same period a year ago.

An analysis of net realized losses on investments, hedging instruments and hedged items from continuing operations, by source follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Realized gains on sales, net of hedging losses:
Fixed maturity securities, available-for-sale	$34.2	$2.2	$65.1	$5.9
Hedging losses on fixed maturity sales	(24.3)	(0.8)	(30.3)	(1.1)
Equity securities, available-for-sale	—	—	0.4	—
Real estate	0.6	4.1	0.9	9.0
Mortgage loans on real estate	1.3	2.4	1.4	2.4
Mortgage loan hedging losses	(1.4)	—	(1.4)	—
Other	0.1	0.6	0.2	0.7

Total realized gains on sales – unrelated parties	10.5	8.5	36.3	16.9

Realized losses on sales, net of hedging gains:
Fixed maturity securities, available-for-sale	(9.7)	(6.6)	(19.0)	(11.0)
Hedging gains on fixed maturity sales	1.1	3.7	5.4	4.2
Equity securities, available-for-sale	—	—	(0.3)	—
Real estate	—	(2.5)	(0.4)	(2.7)
Mortgage loans on real estate	(1.4)	(2.2)	(1.7)	(3.1)
Other	(0.6)	(0.7)	(1.1)	(1.6)

Total realized losses on sales – unrelated parties	(10.6)	(8.3)	(17.1)	(14.2)

Other-than-temporary impairments:
Fixed maturity securities, available-for-sale	(33.1)	(32.6)	(93.6)	(37.1)
Equity securities, available-for-sale	—	—	(15.4)	—
Real estate	—	—	—	(2.1)
Mortgage loans on real estate	(1.3)	—	(1.3)	(2.2)

Total other-than-temporary impairments	(34.4)	(32.6)	(110.3)	(41.4)

Credit default swaps	6.4	(14.3)	7.8	(15.5)
Derivatives, excluding hedging gains and losses on sales, and credit default swaps	5.6	5.9	7.5	8.7

Net realized losses on investments, hedging instruments and hedged items	$(22.5)	$(40.8)	$(75.8)	$(45.5)

Related Party Transactions

See note 9 to the unaudited consolidated financial statements, included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report, for a discussion of related party transactions.

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

	As of
(in millions)	June 30, 2003	December 31, 2002	June 30, 2002
Long-term debt	$1,096.2	$897.6	$896.9
Capital and preferred securities of subsidiary trusts	300.0	300.0	300.0

Total long-term debt and capital and preferred securities	1,396.2	1,197.6	1,196.9

Shareholders’ equity, excluding accumulated other comprehensive income	4,172.6	4,043.0	3,282.4
Accumulated other comprehensive income	665.7	400.3	294.8

Total shareholders’ equity	4,838.3	4,443.3	3,577.2

Total capital	$6,234.5	$5,640.9	$4,774.1

Long-term debt is comprised of three separate issuances of $300.0 million principal of senior notes and a single issuance of $200.0 million principal of senior notes, none of which is subject to any sinking fund payments, and a variable rate note payable.

The terms of the senior notes contain various restrictive covenants including limitations on the disposition of subsidiaries. As of June 30, 2003, the Company was in compliance with all such covenants. The $300.0 million principal of 8.00% senior notes, due March 1, 2027, are redeemable in whole or in part, at the option of NFS, at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The $300.0 million principal of 6.25% senior notes, due November 15, 2011, were issued in November 2001 and are not redeemable prior to their maturity date. The $300.0 million principal of 5.90% senior notes, due July 1, 2012, issued in June 2002 and the $200.0 million principal of 5.625% senior notes due February 13, 2015, issued in February 2003 are redeemable in whole or in part, at the option of NFS, at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at the treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date.

The variable rate note payable is tied to 1-year U.S. libor rates with annual resets and had an outstanding balance of $1.7 million and an interest rate of 3.49% as of June 30, 2003.

The capital and preferred securities of subsidiary trusts include $100.0 million of capital securities that are due March 1, 2037 and pay a distribution rate of 7.899% and $200.0 million of preferred securities of subsidiary trusts that are due October 31, 2028 and pay a distribution rate of 7.10%. The 7.899% Junior Subordinated Debentures are the sole assets of Nationwide Financial Services Capital Trust (NFSCT) and are redeemable by NFS in whole at any time or in part from time to time at par plus an applicable make-whole premium. The Capital Securities have a liquidation value of $1,000 per security and must be redeemed by NFSCT when the 7.899% Junior Subordinated Debentures mature or are redeemed by NFS. The 7.10% Junior Subordinated Debentures are the sole assets of Nationwide Financial Services Capital Trust II (NFSCTII) and are redeemable, in whole or in part, on or after October 19, 2003 at a redemption price equal to the principal amount to be redeemed plus any accrued and unpaid interest. The Preferred Securities have a liquidation value of $25 per security and must be redeemed by NFSCTII when the 7.10% Junior Subordinated Debentures mature or are redeemed by NFS. There are no sinking fund requirements related to the capital and preferred securities of subsidiary trusts.

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

Also available as a source of funds to the Company is a $1.00 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and NLIC maintain statutory surplus in excess of $935 million. The Company had no amounts outstanding under this agreement as of June 30, 2003. NLIC also has a $500 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore borrowing capacity under the $1 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. Commercial paper outstanding as of June 30, 2003 was $300.0 million.

In addition, one of the Company’s subsidiaries has available a $10.0 million revolving line of credit. The line is comprised of a 364-day $10 million agreement, which was entered into with a single financial institution. The line of credit is guaranteed by NFS. The Company’s outstanding borrowings under this agreement, as of June 30, 2003, totaled $4.4 million.

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

To date, the Company has sold $141.3 million of credit enhanced equity interests in Low Income Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 5.15% to 5.25%. These guarantees are in effect for approximately 15 years. The Tax Credit Funds will provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $414.0 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly and upon stabilizing, the collateral is released. To date, $2.5 million of stabilization collateral has been released into income, including $0.2 million in second quarter 2003 and $2.0 million in the first six months of 2003.

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

Investments

As of June 30, 2003, NFS had received $1.30 billion of cash collateral on securities lending and invested the proceeds in short-term investments, which are reflected on the balance sheet, and a corresponding liability is to reflect the return of the collateral. Also, NFS has received $579.7 million of cash for derivative collateral and that is reflected as both an other asset and other liability.

General

The Company’s assets are divided between separate account and general account assets. As of June 30, 2003, $54.64 billion (52%) of the Company’s total assets were held in separate accounts and $50.04 billion (48%) were held in the Company’s general account, including $43.32 billion of general account investments.

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

Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale as of June 30, 2003 and December 31, 2002 were:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,256.6	$110.7	$0.1	$1,367.2
Obligations of states and political subdivisions	142.1	3.2	0.9	144.4
Debt securities issued by foreign governments	52.2	2.2	0.3	54.1
Corporate securities
Public	12,695.0	697.9	27.2	13,365.7
Private	6,527.6	645.6	21.5	7,151.7
Mortgage-backed securities – U.S. Government backed	5,020.4	120.0	6.0	5,134.4
Asset-backed securities	4,278.3	216.5	69.2	4,425.6

Total fixed maturity securities	29,972.2	1,796.1	125.2	31,643.1
Equity securities	118.9	13.8	7.2	125.5

Total available-for-sale securities	$30,091.1	$1,809.9	$132.4	$31,768.6

December 31, 2002:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$811.6	$64.8	$0.4	$876.0
Obligations of states and political subdivisions	32.8	1.1	0.2	33.7
Debt securities issued by foreign governments	57.4	3.2	—	60.6
Corporate securities
Public	11,210.7	511.3	102.5	11,619.5
Private	6,001.2	498.4	49.6	6,450.0
Mortgage-backed securities – U.S. Government backed	4,667.9	154.3	0.8	4,821.4
Asset-backed securities	3,893.2	158.1	158.3	3,893.0

Total fixed maturity securities	26,674.8	1,391.2	311.8	27,754.2
Equity securities	149.7	8.0	23.0	134.7

Total available-for-sale securities	$26,824.5	$1,399.2	$334.8	$27,888.9

The following table summarizes the aging of available-for-sale securities with unrealized losses and those with unrealized losses totaling 20% or more of amortized cost as of June 30, 2003.

	Total available-for-sale securities		Available-for-sale with unrealized loss totaling 20% or more
(in millions)	Amortized cost	Unrealized loss	Amortized cost	Unrealized loss
Six months or less	$2,007.9	$56.3	$89.7	$26.9
Greater than six months to nine months	205.7	16.9	51.3	14.4
Greater than nine months to twelve months	200.3	10.6	10.7	3.4
Greater than twelve months	399.8	48.6	13.9	4.8

Total	$2,813.7	$132.4	$165.6	$49.5

The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company’s general account fixed maturity securities, 94% were in the highest two NAIC Designations as of June 30, 2003.

The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio.

		As of June 30, 2003		As of December 31, 2002
		(in millions)
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$18,076.0	$19,178.4	$15,574.2	$16,280.3
2	Baa	10,059.1	10,555.0	9,127.5	9,596.6
3	Ba	1,101.2	1,169.7	1,269.0	1,231.3
4	B	406.4	405.5	413.8	392.2
5	Caa and lower	210.6	221.7	202.9	177.4
6	In or near default	118.9	112.8	87.4	76.4

	Total	$29,972.2	$31,643.1	$26,674.8	$27,754.2

[1]	NAIC Designations are assigned no less frequently than annually. Some designations for securities shown have been assigned to securities not yet assigned an NAIC Designation in a manner approximating equivalent public rating categories.
[2]	Comparisons between NAIC and Moody’s designations are published by the NAIC. In the event no Moody’s rating is available, the Company has assigned internal ratings corresponding to the public rating.

As of June 30, 2003 the fair value of the Company’s general account mortgage-backed security (MBS) investments totaled $5.13 billion (16%) of the carrying value of the general account fixed maturity securities available-for-sale.

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

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk is particular to the type of MBS held. The Company limits its exposure to prepayments/extension by purchasing less volatile types of MBSs. As of June 30, 2003, $2.88 billion (56%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. The majority of the Company’s non-PAC mortgage-securities posses varying degrees of cash flow structure. Only 2% of the MBS portfolio consists of pure pass-throughs.

The following table sets forth the distribution by investment type of the Company’s general account MBS portfolio as of June 30, 2003 and December 31, 2002.

	As of June 30, 2003		As of December 31, 2002
(in millions)	Carrying value	% of total	Carrying value	% of total
Planned amortization class	$2,877.4	56.0	$2,547.6	52.8
Sequential	688.3	13.4	474.4	9.9
Very accurately defined maturity	615.5	12.0	695.6	14.4
Accrual	315.5	6.2	318.3	6.6
Non-accelerating securities – CMO	310.5	6.1	308.8	6.4
Multi-family mortgage pass-through certificates	94.0	1.8	130.7	2.7
Scheduled	35.7	0.7	55.3	1.2
Targeted amortization class	25.9	0.5	58.1	1.2
Other	171.6	3.3	232.6	4.8

Total	$5,134.4	100.0	$4,821.4	100.0

The Company’s general account asset-backed security (ABS) investments include home equity/improvement ABSs and equipment lease ABSs, among others. As of June 30, 2003, ABSs were $4.43 billion (14%) of the carrying value of the general account fixed maturity securities available-for-sale.

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

The following table sets forth the distribution by investment type of the Company’s general account ABS portfolio.

	As of June 30, 2003		As of December 31, 2002
(in millions)	Carrying value	% of total	Carrying value	% of total
Home equity/improvement	$1,289.9	29.2	$1,138.2	29.2
Credit card backed	772.9	17.5	597.0	15.3
CBO/CLO	531.7	12.0	465.8	12.0
Miscellaneous asset backed	359.0	8.1	232.9	6.0
Commercial mortgage backed securities	258.0	5.8	208.3	5.4
Pass through certificate	193.3	4.4	193.0	5.0
Equity and enhanced equity trust certificates	158.9	3.6	159.8	4.1
Franchise/business loan	142.5	3.2	135.9	3.5
Auto loan backed	134.9	3.1	144.4	3.7
Manufactured housing backed	102.4	2.3	101.2	2.6
Credit tenant leases	93.8	2.1	93.0	2.4
Equipment leases	90.1	2.0	106.2	2.7
Other	298.2	6.7	317.3	8.1

Total	$4,425.6	100.0	$3,893.0	100.0

Mortgage Loans

As of June 30, 2003, general account mortgage loans were $8.69 billion (20%) of the carrying value of consolidated general account invested assets.

As of June 30, 2003, 0.20% of the Company’s mortgage loans were classified as delinquent, including loans in foreclosure, compared to 0.02% a year ago and 0.11% as of December 31, 2002. Foreclosed and restructured loans totaled 0.03% and 0.03%, respectively, of the Company’s mortgage loans as of June 30, 2003 compared to 0.14% and 0.34% as of June 30, 2002, respectively.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

A significant portion of the Company’s revenue is derived from asset fees, which are calculated as a percentage of separate account assets. The Company’s long-term assumption for net separate account returns is 8% annual growth, earned evenly throughout the year. If equity markets were unchanged throughout a given year, the Company estimates that its net income per diluted share, calculated using current weighted average diluted shares outstanding, would be approximately $0.05 to $0.10 less than had the Company’s long-term assumption for net separate account returns been realized. This analysis assumes no other factors change and that an unlocking of DAC assumptions for individual variable annuities would not be required. Although, as it does each quarter, the Company would evaluate its DAC balance and underlying assumptions to determine whether unlocking is appropriate. The Company can provide no assurance that the experience of flat equity market returns would not result in changes to other factors affecting profitability, including the possibility of unlocking of DAC assumptions for individual variable annuities.

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in NFS’ Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4	Controls and Procedures

(a)	The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report.

(b)	There have been no changes during the period covered by this Quarterly Report in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings

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

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court related to the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint was brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were allegedly used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On June 11, 1999, the Company and the other named defendants filed a motion to dismiss the amended complaint. On March 8, 2000, the Court denied the motion to dismiss the amended complaint filed by the Company and the other named defendants. On January 25, 2002, the plaintiffs filed a motion for leave to amend their complaint to add three new named plaintiffs. On February 9, 2002, the plaintiffs filed a motion for class certification. On April 16, 2002, the Company filed a motion for summary judgment on the individual claims of plaintiff Mercedes Castillo. On May 28, 2002, the Court granted the motion of Marcus Shore to withdraw as a named plaintiff and denied plaintiffs’ motion to add new persons as named plaintiffs, so the action is now proceeding with Mercedes Castillo as the only named plaintiff. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all of plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification is moot. Judgment for the Company was entered on November 15, 2002. On December 16, 2002, plaintiff Mercedes Castillo filed a notice of appeal from the Court’s orders (a) granting the Company’s motion for summary judgment; and (b) denying Castillo’s motion for leave to amend the complaint to add three new named plaintiffs. That appeal was argued on July 1, 2003. The Company intends to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. On September 6, 2001, the plaintiffs amended their complaint to include class action allegations. The plaintiffs seek to represent a class of retirement plans that purchased variable annuities from NLIC to fund qualified ERISA retirement plans. The amended complaint alleges that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies that purportedly were never disclosed by the Company; and that the Company violated ERISA by replacing many of the funds originally included in the plaintiff’s annuities with “inferior” funds because the new funds purportedly paid higher fees to the Company. The amended complaint seeks disgorgement of the fees allegedly received by the Company and other unspecified compensatory damages, declaratory and injunctive relief and attorney’s fees. On December 3, 2001, the plaintiffs filed a motion for class certification. The Company is opposing that motion. The Company’s Motion to Dismiss was denied on September 11, 2002. On January 14, 2003, plaintiffs filed a motion to file a second amended complaint and the motion was granted on February 21, 2003. The second amended complaint removed the claims against the Company concerning a violation of ERISA through the replacement of many of the funds originally included in the plaintiffs’ annuities with “inferior” funds that purportedly paid higher fees to the Company. On April 14, 2003, plaintiffs filed a motion for leave to file a third amended complaint, which has been granted by the Court. The third amended complaint does not include claims against the Company explicitly alleging a violation of ERISA through misrepresentation, breach of contract, or the replacement of funds originally included in the plaintiffs’ annuities with “inferior” funds that purportedly paid higher fees to the Company. The Company intends to defend this lawsuit vigorously.

On May 1, 2003, a class action was filed against NLIC in the United States District Court for the Eastern District of Louisiana, entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The Complaint alleges that in November 2001, plaintiff Edward Miller purchased a group modified single premium variable annuity issued by NLIC. Plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contract that contract holders could transfer assets without charge among the various funds offered in the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. Plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. Plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar products issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. NLIC has filed a motion to dismiss the complaint. This case is in a very preliminary stage, and NLIC intends to defend it vigorously.

In September 2000, Nationwide Retirement Solutions (NRS), the Company’s public sector retirement plan subsidiary, was named in a lawsuit filed in Kentucky federal court titled Monumental Life Insurance Company v. Nationwide Retirement Solutions. The plaintiff, a third party provider of universal and term life insurance products for NRS, claimed, among other things, that NRS had breached its contractual relationship with and fiduciary duty to the plaintiff when NRS modified its business model for the public sector marketplace. On February 20, 2003, the Court reached a verdict in this case, finding against NRS and awarding the plaintiff $28.0 million in damages. On March 10, 2003, NRS filed post-trial motions for a new trial on the breach of contract claim, and for a judgment notwithstanding the verdict on the breach of fiduciary claim, including in the alternative a request for a new trial. On May 29, 2003, and before NRS’ motions were fully briefed, the parties reached an agreement on the essential terms of a settlement. The Court has been so informed and all proceedings stayed pending final resolution by the parties. The remaining terms of the settlement are currently under negotiation and the parties anticipate final agreement within the near future.

NLICA is a defendant in a class action originally filed on or about January 11, 1999 entitled Butler v. Provident Mutual Life Insurance Company. That class action is pending in the Court of Common Pleas, Philadelphia County, Pennsylvania. That class action challenged the plan of Provident to convert from a mutual life insurance company into a stock life insurance company owned by a mutual holding company. After the Court entered an order on September 16, 1999 enjoining the completion of this plan without further disclosures to policyholders, the plaintiffs filed an amended complaint in the Summer of 2002 demanding that Provident consummate a proposed sponsored demutualization with the Company.

NLICA is also a nominal defendant in a derivative suit entitled Provident Mutual Life Insurance Company derivatively by Smith v. Kloss that was filed on or about July 10, 2000 in the Court of Common Pleas, Philadelphia County, Pennsylvania. Plaintiffs claim that Provident’s directors breached their fiduciary duties and should be compelled to pursue a demutualization of Provident.

The parties to the Butler and Smith cases entered into a stipulation of settlement dated October 9, 2002 and the Court granted preliminary approval of that settlement on October 10, 2002. Under that stipulation of settlement, the parties have agreed to a resolution of all the class and derivative claims asserted in both actions. The Court held a fairness hearing on the settlement on December 17, 2002. The Court approved the settlement by Final Order and Judgment entered on April 17, 2003. NLICA paid the plaintiffs’ legal fees and expenses on April 25, 2003. By notice of appeal dated May 1, 2003, an objector to the settlement appealed the Final Order and Judgment to the Superior Court of Pennsylvania. NLICA intends to defend against this appeal vigorously.

There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

ITEM 2	Changes in Securities and Use of Proceeds

Pursuant to the Stock Retainer Plan for Non-Employee Directors, 3,789 shares of Class A Common Stock were issued by NFS during the second quarter of 2003, at an average price of $28.65 per share to NFS’ directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Submission of Matters to a Vote of Security Holders

NFS held its Annual Meeting of stockholders on May 7, 2003. At that meeting, stockholders voted on the following proposals:

1.	Election of directors to serve as Class II Directors until the year 2006 Annual Meeting of stockholders as follows:
		For	Withheld
	Joseph J. Gasper	990,254,810	28,763
	W. G. Jurgensen	989,811,365	472,208
	Lydia M. Marshall	990,165,106	118,467
	David O. Miller	990,264,025	19,548

	The terms of office of the Directors, Joseph A. Alutto, James G. Brocksmith, Henry S. Holloway, Donald L. McWhorter, James F. Patterson, Gerald D. Prothro, Alex Shumate and Arden L. Shisler continued after the meeting.

		For	Against
2.	Ratification of the Appointment of KPMG LLP as the independent auditors of the Company for the year ending December 31, 2003 as set out in the Proxy Statement dated March 29, 2002.	989,957,810	585,881

ITEM 5	Other Information

None.

ITEM 6	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark R. Thresher pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing).

32.2	Certification of Mark R. Thresher pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing).

10.8	Form of Second Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan.

(b)	Reports on Form 8-K:

On April 21, 2003, NFS filed a Current Report on Form 8-K in connection with Fitch Ratings’ announcement of the lowering of the ratings on NFS’ senior debt.

On April 29, 2003, NFS filed a Current Report on Form 8-K in connection with the release of quarterly earnings results.

On June 5, 2003, NFS filed a Current Report on Form 8-K in connection with the announcement of the separation of the roles of Chairman and Chief Executive Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

Date: August 12, 2003	/s/Mark R. Thresher
Mark R. Thresher, Senior Vice President — Chief Financial Officer