Form 10-Q
period 2003-09-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 2003-11-12
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of each of the registrant’s classes of common stock on November 3, 2003 was as follows:

CLASS A COMMON STOCK (par value $0.01 per share) 65,399,343 shares issued and 56,180,125 shares outstanding

CLASS B COMMON STOCK (par value $0.01 per share) 95,633,767 shares issued and outstanding

(Title of Class)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I – FINANCIAL INFORMATION

ITEM 1	Unaudited Consolidated Financial Statements

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenues:
Policy charges	$288.7	$235.6	$841.7	$748.4
Life insurance premiums	105.3	64.5	323.5	189.2
Net investment income	567.3	472.8	1,673.3	1,369.1
Net realized gains (losses) on investments, hedging instruments and hedged items:
Unrelated parties	14.5	(41.0)	(61.3)	(86.5)
Related parties	—	23.2	—	23.2
Other income	53.8	29.2	162.7	77.4

Total revenues	1,029.6	784.3	2,939.9	2,320.8

Benefits and expenses:
Interest credited to policyholder account values	347.5	325.7	1,039.1	929.3
Other benefits and claims	135.5	77.7	425.1	228.5
Policyholder dividends on participating policies	27.8	11.6	81.0	33.5
Amortization of deferred policy acquisition costs	105.7	431.0	289.8	600.8
Amortization of value of business acquired	15.6	—	38.5	—
Interest expense on debt	24.7	21.5	71.6	55.1
Other operating expenses	205.8	153.7	611.5	467.2

Total benefits and expenses	862.6	1,021.2	2,556.6	2,314.4

Income (loss) from continuing operations before federal income tax expense	167.0	(236.9)	383.3	6.4
Federal income tax expense (benefit)	41.4	(95.9)	89.2	(36.7)

Income (loss) from continuing operations	125.6	(141.0)	294.1	43.1
Discontinued operations, net of tax	—	—	—	3.4

Net income (loss)	$125.6	$(141.0)	$294.1	$46.5

Income (loss) from continuing operations per common share:
Basic	$0.83	$(1.18)	$1.94	$0.35
Diluted	$0.82	$(1.18)	$1.93	$0.35

Net income (loss) per common share:
Basic	$0.83	$(1.18)	$1.94	$0.37
Diluted	$0.82	$(1.18)	$1.93	$0.37

Weighted average common shares outstanding:
Basic	151.8	119.9	151.8	125.9
Diluted	152.4	119.9	152.2	126.2

See accompanying notes to unaudited consolidated financial statements, including note 13 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $29,400.5 in 2003; $26,674.8 in 2002)	$30,905.4	$27,754.2
Equity securities (cost $139.4 in 2003; $149.7 in 2002)	147.1	134.7
Trading assets, at fair value	4.4	—
Mortgage loans on real estate, net	8,802.1	8,486.5
Real estate, net	131.3	145.6
Policy loans	956.8	986.4
Other long-term investments	189.3	205.0
Short-term investments, including amounts managed by a related party	1,750.0	1,420.1

	42,886.4	39,132.5

Cash	31.4	21.7
Accrued investment income	447.8	402.4
Deferred policy acquisition costs	3,161.1	3,026.9
Value of business acquired	486.0	569.3
Other intangible assets	52.9	58.7
Goodwill	405.7	399.4
Other assets	1,945.4	1,601.1
Assets held in separate accounts	55,960.5	50,348.3

	$105,377.2	$95,560.3

Liabilities and Shareholders’ Equity
Future policy benefits and claims	$39,338.6	$36,274.3
Short-term debt	305.0	2.7
Long-term debt	1,396.3	1,197.6
Other liabilities	3,467.9	3,294.1
Liabilities related to separate accounts	55,960.5	50,348.3

	100,468.3	91,117.0

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 50.0 shares; no shares issued and outstanding	—	—
Class A common stock, $.01 par value. Authorized 750.0 shares, 65.4 shares issued and 56.1 and 56.2 shares outstanding, respectively	0.6	0.6
Class B common stock, $.01 par value. Authorized 750.0 shares, 95.6 and 104.7 shares issued and outstanding, respectively	1.0	1.0
Additional paid-in capital	1,609.9	1,606.8
Retained earnings	2,923.3	2,688.4
Accumulated other comprehensive income	627.1	400.3
Treasury stock	(247.6)	(245.1)
Other, net	(5.4)	(8.7)

	4,908.9	4,443.3

	$105,377.2	$95,560.3

See accompanying notes to unaudited consolidated financial statements, including note 13 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

Nine Months Ended September 30, 2003 and 2002

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumlated other comprehensive income	Treasury stock	Other, net	Total shareholders’ equity

Balance as of January 1, 2002	$0.2	$1.0	$646.5	$2,598.8	$202.5	$(0.2)	$(5.5)	$3,443.3

Comprehensive income:
Net income	—	—	—	46.5	—	—	—	46.5
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	—	246.9	—	—	246.9
Accumulated net gains on cash flow hedges, net of tax	—	—	—	—	10.9	—	—	10.9

Total comprehensive income								304.3

Cash dividends declared	—	—	—	(46.6)	—	—	—	(46.6)
Exchange of subsidiaries for shares of NFS stock held by a related party	0.1	—	110.4	—	—	(245.0)	—	(134.5)
Other, net	—	—	4.7	15.9	—	—	(0.9)	19.7

Balance as of September 30, 2002	$0.3	$1.0	$761.6	$2,614.6	$460.3	$(245.2)	$(6.4)	$3,586.2

Balance as of January 1, 2003	$0.6	$1.0	$1,606.8	$2,688.4	$400.3	$(245.1)	$(8.7)	$4,443.3

Comprehensive income:
Net income	—	—	—	294.1	—	—	—	294.1
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	—	229.5	—	—	229.5
Accumulated net gains on cash flow hedges, net of tax	—	—	—	—	(2.7)	—	—	(2.7)

Total comprehensive income								520.9

Cash dividends declared	—	—	—	(59.1)	—	—	—	(59.1)
Other, net	—	—	3.1	(0.1)	—	(2.5)	3.3	3.8

Balance as of September 30, 2003	$0.6	$1.0	$1,609.9	$2,923.3	$627.1	$(247.6)	$(5.4)	$4,908.9

See accompanying notes to unaudited consolidated financial statements, including note 13 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

Nine Months Ended September 30, 2003 and 2002

(in millions)

	2003	2002
Cash flows from operating activities:
Net income	$294.1	$46.5
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(3.4)
Interest credited to policyholder account values	1,039.1	929.3
Capitalization of deferred policy acquisition costs	(494.8)	(519.3)
Amortization of deferred policy acquisition costs	289.8	600.8
Amortization and depreciation	120.8	(0.1)
Realized losses on investments, hedging instruments and hedged items - unrelated parties	61.3	86.5
Realized gains on investments, hedging instruments and hedged items - related parties	—	(23.2)
Increase in accrued investment income	(45.4)	(36.5)
Increase in other assets	(379.0)	(345.4)
(Decrease) increase in policy liabilities	(35.2)	22.0
Increase in other liabilities	104.3	431.4
Other, net	38.4	33.8

Net cash provided by continuing operations	993.4	1,222.4
Net cash provided by discontinued operations	—	3.4

Net cash provided by operating activities	993.4	1,225.8

Cash flows from investing activities:
Proceeds from maturity of available-for-sale securities	3,495.3	3,013.0
Proceeds from sale of available-for-sale securities	2,068.2	1,394.0
Proceeds from sale of trading securities	18.1	—
Proceeds from repayments of mortgage loans on real estate	161.3	626.1
Proceeds from sale of real estate	27.3	94.8
Proceeds from repayments of policy loans and sale of other invested assets	106.0	43.8
Cost of available-for-sale securities acquired	(8,297.8)	(8,253.9)
Cost of trading securities acquired	(22.2)	—
Cost of mortgage loans on real estate acquired	(484.4)	(1,188.3)
Other, net	(546.3)	(621.1)

Net cash used in investing activities	(3,474.5)	(4,891.6)

Cash flows from financing activities:
Net change in short-term debt	302.3	(40.0)
Net proceeds from issuance of long-term debt	197.2	296.0
Cash dividends paid	(59.1)	(46.6)
Increase in investment and universal life insurance product account values	4,442.3	5,268.9
Decrease in investment and universal life insurance product account values	(2,392.4)	(1,775.2)
Other, net	0.5	0.4

Net cash provided by financing activities	2,490.8	3,703.5

Net increase in cash	9.7	37.7
Cash, beginning of period	21.7	65.0

Cash, end of period	$31.4	$102.7

See accompanying notes to unaudited consolidated financial statements, including note 13 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2003 and 2002

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

(2)	Summary of Significant Accounting Policies

A complete summary of significant accounting policies is included in note 2 to the Company’s 2002 Annual Report on Form 10-K. The accounting policy discussed below has been updated since December 31, 2002.

(a)	Valuation of Investments, Investment Income and Related Gains and Losses

The Company is required to classify its fixed maturity securities and equity securities as held-to-maturity, available-for-sale or trading. The Company classifies certain investments, which are held principally for the purpose of selling them in the near term, as trading assets. Trading assets may include any combination of fixed maturity securities, marketable equity securities and derivative instruments. Trading assets are stated at fair value, with changes in fair value recorded as a component of other income. All other fixed maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of adjustments to deferred policy acquisition costs (DAC), value of business acquired (VOBA), future policy benefits and claims, and deferred federal income tax, reported as a separate component of accumulated other comprehensive income in shareholders’ equity. The adjustments to DAC and VOBA represent the changes in amortization of DAC and VOBA that would have been required as a charge or credit to operations had such unrealized amounts been realized and allocated to the product lines. The adjustment to future policy benefits and claims represents the increase in policy reserves from using a lower discount rate than would have been required if such unrealized gains been realized and the proceeds reinvested at lower market interest rates.

The fair value of fixed maturity and equity marketable securities is generally obtained from independent pricing services. For fixed maturity securities not able to be priced by independent services (generally private placement and low volume traded securities), an internally developed matrix is used. The matrix is developed by obtaining spreads versus the US Treasury yield for securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of the matrix priced bond are compared to the matrix and the corresponding spread is added to the US Treasury yield to create a yield for the matrix priced bond. For those securities not priced externally or by the matrix, qualified company representatives determine the fair value, primarily using CDONet, a software application utilized in valuing complex securitized investments with variable cash flows. As of September 30, 2003, 68% of the fair values of fixed maturity securities were obtained from independent pricing services, 23% from the above described matrix and 9% from other sources.

Management regularly reviews its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security’s fair value has been below amortized cost/cost, and by how much, specific credit issues related to the issuer, and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment.

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

The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by the Company to absorb estimated probable credit losses, including losses incurred at the balance sheet date, but not yet identified by specific loan. The Company’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

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

(3)	Stock Compensation

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under APB 25, because the stock option awards qualify as fixed awards and because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS 123, which require the fair value of the options granted to be recorded as an expense over the vesting period, are presented below.

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

	Nine Months Ended September 30, 2003		Year Ended December 31, 2002
	Options on Class A common stock	Weighted average exercise price	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	5,786,902	$38.40	3,810,859	$37.32
Granted	2,900,467	23.40	2,132,022	40.06
Exercised	(55,601)	24.90	(40,245)	26.66
Cancelled	(229,509)	35.84	(115,734)	38.36

Outstanding, end of period	8,402,259	$33.38	5,786,902	$38.40

Exercisable, end of period	3,965,809	$37.90	2,728,202	$37.72

Weighted average fair value of options granted during the period		$7.82		$15.91

Summarized information about stock options outstanding and exercisable as of September 30, 2003 follows.

	Options outstanding			Options currently exercisable
Range of exercise prices	Number	Weighted average remaining contractual lives	Weighted average exercise price	Number	Weighted average exercise price
$22.10 – $32.75	4,531,754	8.45	$24.75	1,268,233	$26.76
$36.02 – $48.13	3,870,505	7.00	$43.49	2,697,576	$43.14

The fair values of the stock options are estimated on the dates of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Risk free interest rate	3.23%	3.06%	2.63%	4.57%
Dividend yield	1.69%	1.76%	2.18%	1.09%
Volatility factor	0.379	0.428	0.426	0.435
Weighted average expected option life	5 Years	5 Years	5 Years	5 Years

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

Had the compensation cost for the employee stock options been determined in accordance with the fair value based accounting method provided by SFAS 123, net income and net income per common share for the periods indicated would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2003	2002	2003	2002
As reported:
Net income (loss)	$125.6	$(141.0)	$294.1	$46.5
Basic earnings (loss) per common share	$0.83	$(1.18)	$1.94	$0.37
Diluted earnings (loss) per common share	$0.82	$(1.18)	$1.93	$0.37

Pro forma:
Net income (loss)	$121.9	$(144.7)	$282.8	$33.8
Basic earnings (loss) per common share	$0.80	$(1.21)	$1.86	$0.27
Diluted earnings (loss) per common share	$0.80	$(1.21)	$1.86	$0.27

(4)	Recently Issued Accounting Pronouncements

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses a number of topics; the most significant of which is the accounting for contracts with guaranteed minimum death benefits (GMDB). SOP 03-1 requires companies to evaluate the significance of the GMDB benefit to determine whether the contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options and sales inducements to contract holders. The Company continues to evaluate the impact that SOP 03-1 will have on its financial results. Based on the Company’s current interpretation, it is expected that adoption of SOP 03-1 will not have a material impact on the results of operations or financial position of the Company.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for the classification and measurement of certain freestanding financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adjustments required as a result of the application of SFAS 150 to existing instruments should be reported as a cumulative effect of a change in accounting principle. In November 2003, the FASB issued FASB Staff Position 150-3 “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FSP 150-3). FSP 150-3 clarified that SFAS 150 does not apply to certain mandatorily redeemable financial instruments issued by limited-life subsidiaries, including those issued by subsidiary trusts of the Company. The adoption of SFAS 150 on July 1, 2003 did not have any impact on the Company’s results of operations or financial position.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

In April 2003, the FASB released SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 on July 1, 2003 did not have any impact on the results of operations or financial position of the Company.

In April 2003, the FASB released Statement 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (DIG B36). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. Paragraph 12.a. of SFAS 133 indicates that an embedded derivative must be separated from the host contract (bifurcated) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance or similar arrangement because the yield on the receivable and payable is based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation is the first day of the first fiscal quarter beginning after September 15, 2003 (October 1, 2003 for the Company), with earlier application as of the beginning of a fiscal quarter permitted. As of September 30, 2003, the Company held $101.1 million of general account reserves under modified coinsurance arrangements that are subject to DIG B36. Upon adoption of DIG B36 on October 1, 2003, the Company recorded a derivative liability of $1.3 million, deferred taxes of $0.5 million and a charge of $0.8 million as a cumulative effect of adoption of this accounting principal.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46). Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51) states that consolidation is usually necessary when a company has a “controlling financial interest” in another company, a condition most commonly achieved via ownership of a majority voting interest. FIN 46 clarifies the application of ARB 51 to certain “variable interest entities” (VIE) where (i) the equity investors are not empowered to make sufficient decisions about the entity’s operations, or do not receive expected returns or absorb expected losses commensurate with their equity ownership; or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. VIEs are consolidated by their primary beneficiary, which is a party having a majority of the entity’s expected losses, expected residual returns, or both. A company holding a significant variable interest in a VIE, but not deemed the primary beneficiary is subject to certain disclosure requirements specified by FIN 46. FIN 46 initially applied to entities formed after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. As originally issued, for VIEs where an enterprise holds a variable interest that it acquired prior to February 1, 2003, FIN 46 required application in the interim period beginning after June 15, 2003 and early adoption was permitted.

In October 2003, the FASB delayed the implementation date of FIN 46 for VIEs acquired prior to January 31, 2003 to interim periods ending after December 15, 2003 with earlier adoption permitted. FIN 46 may be applied on a prospective basis with a cumulative-effect adjustment made as of the date of initial application or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company does not expect adoption of the remaining provisions of FIN 46 to have a material impact on the results of operations or financial position of the Company, however no assurance can be provided. The Company continues to evaluate whether it should continue to consolidate the applicable subsidiary trusts under the provisions of FIN 46. In finalizing its evaluation, the Company will consider any interpretive guidance provided by the FASB and the final provisions of any amendment by the FASB of FIN 46. The Company’s conclusions impact, if any of the result in changes in the presentation and amounts recognized related to this liability and the related subsidiary trusts in future periods.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45). FIN 45 requires a guarantor to provide more detailed interim and annual financial statement disclosures about obligations under certain guarantees it has issued. It also requires a guarantor to recognize, at the inception of new guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. Although superceded by FIN 45, the guidance provided in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others has been incorporated into FIN 45 without change. The adoption of FIN 45 on January 1, 2003 did not have a material impact on the results of operations or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which the Company adopted January 1, 2003. Adoption of SFAS 146 did not have any impact on the results of operations or financial position of the Company.

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

(6)	Mortgage Loans

Activity in the valuation allowance account for mortgage loans on real estate for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Allowance, beginning of period	$51.5	$41.9	$51.0	$42.9
Net additions (reductions) charged (credited) to allowance	(18.1)	—	(17.6)	(1.0)

Allowance, end of period	$33.4	$41.9	$33.4	$41.9

During the third quarter of 2003, the Company updated its analysis of the overall performance of the mortgage loan portfolio and related allowance for mortgage loan losses. This analysis included an evaluation of the current composition of the portfolio, historical losses by property type, current economic conditions and expected losses incurred as of the balance sheet date, but not yet identified by specific loan. As a result of the analysis, the total valuation allowance was reduced by $16.5 million, relating primarily to the unallocated allowance for losses inherent in the portfolio as of September 30, 2003.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

(7)	Earnings Per Share

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

The calculations of basic and diluted earnings per share are as follows:

(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
	Three months ended September 30,
	2003			2002

Basic and diluted income (loss) from continuing operations	$125.6	$0.83	$0.82	$(141.0)	$(1.18)	$(1.18)
Discontinued operations, net of tax	—	—	—	—	—	—

Basic and diluted net income (loss)	$125.6	$0.83	$0.82	$(141.0)	$(1.18)	$(1.18)

Weighted average common shares outstanding – basic	151.8			119.9
Dilutive effect of stock options	0.6			—

Weighted average common shares outstanding – diluted	152.4			119.9

	Nine months ended September 30,
	2003			2002

Basic and diluted income from continuing operations	$294.1	$1.94	$1.93	$43.1	$0.35	$0.35
Discontinued operations, net of tax	—	—	—	3.4	0.02	0.02

Basic and diluted net income	$294.1	$1.94	$1.93	$46.5	$0.37	$0.37

Weighted average common shares outstanding – basic	151.8			125.9
Dilutive effect of stock options	0.4			0.3

Weighted average common shares outstanding – diluted	152.2			126.2

(8)	Long-Term Debt

Effective September 30, 2003 the Company changed the reporting classification of NFS-obligated mandatorily redeemable capital and preferred securities of subsidiary trusts holding solely junior subordinated debentures of NFS, which totaled $300.0 million as of September 30, 2003, to a component of long-term debt. Previously, the capital and preferred securities were specifically identified and classified between liabilities and shareholders’ equity. The Company believes that the new method is preferable, as it has utilized these structures as an additional source of long-term borrowing. In addition, (a) the capital and preferred securities require periodic distributions of cash; and (b) the underlying junior subordinated debentures of NFS have specified maturity dates, upon which time the remaining outstanding principal of those debentures is repaid, the cash received upon repayment of the debentures must be used to redeem the capital and preferred securities and the subsidiary trusts are required to be terminated. Because the capital and trust preferred securities embody a present obligation of NFS to transfer assets at a specified date and the described characteristics more closely align with other long-term debt reported by the Company, management believes that this classification more appropriately reflects the nature of these instruments. Prior period presentation was also reclassified. Consistent with their classification as debt, the Company recognizes distributions on the capital and preferred securities as interest expense in the consolidated statements of earnings.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

(9)	Comprehensive Income

Comprehensive income includes net income as well as certain items that are reported directly within separate components of shareholders’ equity that bypass net income. Other comprehensive income is comprised of net unrealized gains on securities available-for-sale adjusted for the related impacts on DAC, value of business acquired, future policy benefits and claims, and net gains on cash flow hedges, all net of tax. The related before and after federal income tax amounts are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002

Unrealized (losses) gains on securities available-for-sale arising during the period:
Gross	$(164.2)	$361.0	$386.1	$510.8
Adjustment to deferred policy acquisition costs	60.1	(122.1)	(70.8)	(186.8)
Adjustment to value of business acquired	17.2	—	(44.7)	—
Adjustment to future policy benefits and claims	29.2	—	16.9	—
Related federal income tax benefit (expense)	20.2	(83.6)	(100.6)	(113.4)

Net unrealized (losses) gains	(37.5)	155.3	186.9	210.6

Reclassification adjustment for net losses on securities available-for-sale realized during the period:
Gross	2.8	13.6	65.6	55.8
Related federal income tax benefit	(1.0)	(4.7)	(23.0)	(19.5)

Net reclassification adjustment	1.8	8.9	42.6	36.3

Other comprehensive (loss) income on securities available-for-sale	(35.7)	164.2	229.5	246.9

Net (losses) gains on cash flow hedges:
Gross	(4.5)	2.1	(4.2)	16.7
Related federal income tax benefit (expense)	1.6	(0.8)	1.5	(5.8)

Other comprehensive (loss) income on cash flow hedges	(2.9)	1.3	(2.7)	10.9

Total other comprehensive (loss) income	$(38.6)	$165.5	$226.8	$257.8

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

(10)	Segment Disclosures

Management of the Company views its business primarily based on the underlying products and uses this basis to define its reportable segments. The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. The primary segment profitability measure that management uses is pre-tax operating earnings, which is comprised of pre-tax income excluding net realized gains and losses on investments, hedging instruments and hedged items and discontinued operations.

The Individual Annuity segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, deferred fixed annuity products and income products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods. Also included in this segment are Nationwide Provident’s individual annuity products reflecting business acquired in the Nationwide Provident acquisition described in note 15. Nationwide Provident business consists of production through Nationwide Life Insurance Company of America (NLICA) and subsidiaries. Post-acquisition individual annuity business sold by Nationwide Provident producers is in the form of the Company’s individual The BEST of AMERICA annuity products.

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

In addition to the product segments, the Company reports a Corporate segment. The Corporate segment includes net investment income not allocated to the three product segments, unallocated expenses, advisory services program revenues and expenses, interest expense on debt and revenue and expenses of the Company’s non-insurance subsidiaries not reported within the three product segments. In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, and hedging instruments and hedged items not allocated to the three product segments in the Corporate segment, but does not consider them as part of pre-tax operating earnings (loss).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the financial results of the Company’s reportable segments for the three months ended September 30, 2003 and 2002.

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total

2003
Net investment income	$225.6	$204.4	$119.3	$18.0	$567.3
Other operating revenue	140.8	80.0	217.0	10.0	447.8
Net realized gains on investments, hedging instruments and hedged items	—	—	—	14.5	14.5

Total revenues	366.4	284.4	336.3	42.5	1,029.6

Interest credited to policyholder account values	167.6	129.3	50.6	—	347.5
Amortization of deferred policy acquisition costs	63.5	10.2	32.0	—	105.7
Amortization of value of business acquired	2.0	1.2	12.4	—	15.6
Interest expense on debt	—	—	—	24.7	24.7
Other benefits and expenses	85.5	71.6	194.6	17.4	369.1

Total benefits and expenses	318.6	212.3	289.6	42.1	862.6

Income from continuing operations before federal income tax expense	47.8	72.1	46.7	0.4	$167.0

Net realized gains on investments, hedging instruments and hedged items	—	—	—	(14.5)

Pre-tax operating earnings (loss)	$47.8	$72.1	$46.7	$(14.1)

2002
Net investment income	$176.8	$199.5	$82.2	$14.3	$472.8
Other operating revenue	128.1	60.2	140.5	0.5	329.3
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(17.8)[1]	(17.8)

Total revenues	304.9	259.7	222.7	(3.0)	784.3

Interest credited to policyholder account values	136.2	141.5	48.0	—	325.7
Amortization of deferred policy acquisition costs	377.9	22.7	30.4	—	431.0
Interest expense on debt	—	—	—	21.5	21.5
Other benefits and expenses	68.5	61.3	110.9	2.3	243.0

Total benefits and expenses	582.6	225.5	189.3	23.8	1,021.2

Income (loss) from continuing operations before federal income tax expense	(277.7)	34.2	33.4	(26.8)	$(236.9)

Net realized losses on investments, hedging instruments and hedged items	—	—	—	17.8[1]

Pre-tax operating earnings (loss)	$(277.7)	$34.2	$33.4	$(9.0)

[1]	Including $23.2 million of realized gains on a related party transaction.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the financial results of the Company’s reportable segments for the nine months ended September 30, 2003 and 2002.

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total

2003
Net investment income	$661.5	$613.3	$347.2	$51.3	$1,673.3
Other operating revenue	405.5	221.2	669.2	32.0	1,327.9
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(61.3)	(61.3)

Total revenues	1,067.0	834.5	1,016.4	22.0	2,939.9

Interest credited to policyholder account values	496.6	397.3	145.2	—	1,039.1
Amortization of deferred policy acquisition costs	168.2	32.1	89.5	—	289.8
Amortization of value of business acquired	6.0	2.2	30.2	0.1	38.5
Interest expense on debt	—	—	0.1	71.5	71.6
Other benefits and expenses	262.6	222.0	588.0	45.0	1,117.6

Total benefits and expenses	933.4	653.6	853.0	116.6	2,556.6

Income (loss) from continuing operations before federal income tax expense	133.6	180.9	163.4	(94.6)	$383.3

Net realized losses on investments, hedging instruments and hedged items	—	—	—	61.3

Pre-tax operating earnings (loss)	$133.6	$180.9	$163.4	$(33.3)

Assets as of period end	$49,485.6	$34,027.9	$15,353.5	$6,510.2	$105,377.2

2002
Net investment income	$498.1	$593.9	$244.1	$33.0	1,369.1
Other operating revenue	400.7	200.9	413.1	0.3	1,015.0
Net realized losses on investments, hedging instruments and hedged items	—	—	—	(63.3)[1]	(63.3)

Total revenues	898.8	794.8	657.2	(30.0)	2,320.8

Interest credited to policyholder account values	381.1	409.2	139.0	—	929.3
Amortization of deferred policy acquisition costs	486.1	44.2	70.5	—	600.8
Interest expense on debt	—	—	—	55.1	55.1
Other benefits and expenses	201.7	195.7	325.8	6.0	729.2

Total benefits and expenses	1,068.9	649.1	535.3	61.1	2,314.4

Income (loss) from continuing operations before federal income tax expense	(170.1)	145.7	121.9	(91.1)	$6.4

Net realized losses on investments, hedging instruments and hedged items	—	—	—	63.3[1]

Pre-tax operating earnings (loss)	$(170.1)	$145.7	$121.9	$(27.8)

Assets as of period end	$39,804.2	$29,928.9	$9,536.5	$5,302.5	$84,572.1

[1]	Including $23.2 million of realized gains on a related party transaction.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

(11)	Federal Income Taxes

The Company provides for federal income taxes based on the projected effective tax rate for the year. The customary relationship between federal income tax (benefit) expense and pre-tax (loss) income from continuing operations before cumulative effect of adoption of accounting principles did not exist in 2002. This was a result of the Company recording accelerated DAC amortization (see note 5) in third quarter 2002 that generated $121.5 million of federal income tax benefit calculated at the U.S. federal corporate income tax rate of 35% which differs from the Company’s effective tax rate.

(12)	Contingencies

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court by plaintiff Mercedes Castillo that challenged the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint was brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were allegedly used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On May 28, 2002, the Court granted the motion of Marcus Shore to withdraw as a named plaintiff and denied plaintiffs’ motion to add new persons as named plaintiffs. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all of plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification was moot. Following appeal by the plaintiff, both of those decisions were affirmed by the Ohio Court of Appeals on September 9, 2003. The plaintiff filed a notice of appeal of the decision by the Ohio Court of Appeals on October 24, 2003. The Company intends to defend this lawsuit vigorously. On October 31, 2003, a lawsuit seeking class action containing allegations similar to those made in the Castillo case was filed against NLIC in Arizona federal court by plaintiff Robert Helman (Robert Helman et al v. Nationwide Life Insurance Company et al). This case is in a very preliminary stage, and the Company is in the process of evaluating its merits.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 6, 2001 to include class action allegations, and have subsequently amended their complaint twice. As amended, in the current complaint, the plaintiffs seek to represent a class of retirement plans that purchased variable annuities from NLIC to fund qualified ERISA retirement plans. Plaintiffs allege that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies. The complaint seeks disgorgement of some or all of the fees allegedly received by the Company and other unspecified relief for restitution, along with declaratory and injunctive relief and attorneys’ fees. On December 3, 2001, the plaintiffs filed a motion for class certification. Plaintiffs filed a supplement to that motion on September 19, 2003. The Company is opposing that motion. On August 28, 2003, the Company filed a motion for summary judgment. Plaintiffs are expected to oppose that motion. The Company intends to defend this lawsuit vigorously.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

On May 1, 2003, a class action was filed against NLIC in the United States District Court for the Eastern District of Louisiana, entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The Complaint alleges that in 2001, plaintiff Edward Miller purchased three group modified single premium variable annuities issued by NLIC. Plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contracts that contract holders could transfer assets without charge among the various funds offered in the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. Plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. Plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar contracts issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. The Company’s motion to dismiss the complaint was granted by the Court on October 28, 2003.

In September 2000, Nationwide Retirement Solutions (NRS), the Company’s public sector retirement plan subsidiary, was named in a lawsuit filed in Kentucky federal court titled Monumental Life Insurance Company v. Nationwide Retirement Solutions. The plaintiff, a third party provider of universal and term life insurance products for NRS, claimed, among other things, that NRS had breached its contractual relationship with and fiduciary duty to the plaintiff when NRS modified its business model for the public sector marketplace. On February 20, 2003, the Court reached a verdict in this case, finding against NRS and awarding the plaintiff $28.0 million in damages. On March 10, 2003, NRS filed post-trial motions for a new trial on the breach of contract claim, and for a judgment notwithstanding the verdict on the breach of fiduciary claim, including in the alternative a request for a new trial. On May 29, 2003, and before NRS’ motions were fully briefed, the parties reached an agreement on the essential terms of a settlement. The Court was informed and all proceedings stayed pending final resolution by the parties. On August 22, 2003 the parties executed a settlement agreement and an agreed order of dismissal was filed on August 27, 2003. The settlement amount, net of insurance recoveries, was within the reserves previously accrued by the Company for this case.

NLICA is a defendant in a class action originally filed on or about January 11, 1999 entitled Butler v. Provident Mutual Life Insurance Company. That class action is pending in the Court of Common Pleas, Philadelphia County, Pennsylvania. That class action challenged the plan of Provident Mutual Life Insurance Company to convert from a mutual life insurance company into a stock life insurance company owned by a mutual holding company. After the Court entered an order on September 16, 1999 enjoining the completion of this plan without further disclosures to policyholders, the plaintiffs filed an amended complaint in the Summer of 2002 demanding that Provident consummate a proposed sponsored demutualization with the Company.

NLICA is also a nominal defendant in a derivative suit entitled Provident Mutual Life Insurance Company derivatively by Smith v. Kloss that was filed on or about July 10, 2000 in the Court of Common Pleas, Philadelphia County, Pennsylvania. Plaintiffs claim that Provident’s directors breached their fiduciary duties and should be compelled to pursue a demutualization of Provident.

The parties to the Butler and Smith cases entered into a stipulation of settlement dated October 9, 2002 and the Court granted preliminary approval of that settlement on October 10, 2002. Under that stipulation of settlement, the parties have agreed to a resolution of all the class and derivative claims asserted in both actions. The Court held a fairness hearing on the settlement on December 17, 2002. The Court approved the settlement by Final Order and Judgment entered on April 17, 2003. NLICA paid the plaintiff’s legal fees and expenses on April 25, 2003. By notice of appeal dated May 1, 2003, an objector to the settlement appealed the Final Order and Judgment to the Superior Court of Pennsylvania. The Company intends to defend against this appeal vigorously.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

On October 9, 2003, NLICA was named as one of twenty-six defendants in a lawsuit filed in the U.S. District Court for the Middle District of Pennsylvania titled Steven L. Flood, Luzerne County Controller and the Luzerne County Retirement Board on behalf of the Luzerne County Employee Retirement System v. Thomas A. Makowski, Esq., et al. NLICA is a defendant as successor in interest to Provident, which is alleged to have entered into four agreements to manage assets and investments of the Luzerne County Employee Retirement System (the Plan). In their complaint, the plaintiffs allege that NLICA aided and abetted certain other defendants in breaching their fiduciary duties to the Plan. Plaintiffs also allege that NLICA violated the Racketeer Influenced and Corrupt Organizations Act by engaging in and conspiring to engage in an improper scheme to mismanage funds in order to collect excessive fees and commissions and that NLICA was unjustly enriched by the allegedly excessive fees and commissions. The complaint seeks treble compensatory damages, punitive damages, a full accounting, imposition of a constructive trust on all funds paid by the Plan to all defendants, pre- and post-judgment interest, and costs and disbursements, including attorneys’ fees. The plaintiffs seek to have each defendant judged jointly and severally liable for all damages. This lawsuit is in a very preliminary stage, and the Company intends to defend it vigorously.

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

During the third quarter of 2002, the Company entered into transactions with NMIC and Nationwide Indemnity Company (NIC), whereby it sold 100% of its interest in a limited partnership (representing 15.11% of the limited partnership) to NMIC and NIC for a total of $54.5 million. As a result of this sale, the Company recorded a realized gain of $23.2 million and related tax expense of $8.1 million. The sales prices for this transaction, which was paid in cash, represented the fair value of the portion of limited partnership interests that was sold and was based on a valuation of the limited partnership and its underlying investments as of the effective date of the transaction. The valuation was completed by qualified management of the limited partnership and utilized a combination of internal and independent valuations of the underlying investments of the limited partnership. Additionally, senior financial officers and the Boards of Directors of the Company and NMIC separately reviewed, through their respective Finance Committees, and approved the process and methodology of the valuation prior to the execution of the transaction. The Company no longer holds an economic or voting interest in this limited partnership.

Amounts on deposit with a related party in cash management for the benefit of the Company were $318.8 million and $236.1 million as of September 30, 2003 and December 31, 2002, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus interest. As of September 30, 2003 and December 31, 2002, the Company had no borrowings from affiliated entities under such agreements. During the nine months ended September 30, 2003 and 2002, outstanding borrowings under such agreements did not exceed $141.3 million and $173.0 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these periods were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of September 30, 2003 and 2002, customer allocations to GGI funds totaled $13.80 billion and $12.12 billion, respectively. For the three months ended September 30, 2003 and 2002, GGI paid the Company $10.9 million and $9.6 million, respectively, for the distribution and servicing of these funds, compared to $30.9 million and $28.6 million for first nine months of 2003 and 2002, respectively. In addition, effective June 28, 2002, the Company entered into a renewable three-year Marketing and Support Services Agreement with GGI.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

Under this agreement, the Company receives quarterly fees of $1.0 million in exchange for certain specified marketing and support of GGI product offerings.

In connection with the Nationwide Provident acquisition, described in note 15, effective April 28, 2003, the Company sold the value ascribed to the Market Street Fund to GGI for $3.9 million. The Company also engaged GGI as interim investment advisor to Market Street Fund until the closing of this sale. Fees paid by the Company to GGI as interim investment advisor during 2003 totaled $0.2 million.

The Company and an affiliate are currently developing a browser-based policy administration and online brokerage software application for defined benefit plans. In connection with the development of this application, the Company made payments to an affiliate related to development totaling $4.9 million and $16.6 million in the first nine months of 2003 and 2002, respectively.

(14)	Securitization Transactions

To date, the Company has sold $178.9 million of credit enhanced equity interests in Tax Credit Funds to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 5.10% to 5.25% and as of September 30, 2003 held guarantee reserves totaling $1.8 million on these transactions. These guarantees are in effect for approximately 15 years. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $504.8 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $4.3 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly and upon stabilizing, the collateral is released. During the first nine months of 2003, $2.5 million of stabilization collateral had been released into income, none during the third quarter of 2003 and first nine months of 2002.

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

(15)	Nationwide Provident Acquisition

On October 1, 2002, NFS closed on a series of transactions that resulted in the acquisition of 100 percent of the economic and voting interests of Provident and its subsidiaries. Immediately prior to the acquisition, Provident converted from a mutual insurance company into a stock company. Upon demutualization, Eagle Acquisition Corporation, a wholly owned subsidiary of NFS formed solely for the purposes of this transaction merged with and into Provident, with Provident surviving as a wholly owned subsidiary of NFS. Provident was renamed Nationwide Life Insurance Company of America (NLICA) and, together with its subsidiaries, operates under the name Nationwide Provident. The results of Nationwide Provident’s operations are included in the consolidated financial statements of NFS beginning October 1, 2002.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements, Continued

The aggregate purchase price was $1.13 billion, which was funded through a combination of the issuance of 31.9 million shares of NFS Class A common stock, including approximately 50,000 shares issued after September 30, 2003, valued at $843.2 million, the payment of $235.0 million in cash and the issuance of $48.0 million of policy credits. Of the total consideration, $62.4 million was funded by Provident and the remainder was funded by NFS with existing resources, including funds raised by the Company in the form of senior debt issued in June 2002. The value of the shares of Class A common stock issued in this transaction was based on the average closing stock price covering the period extending two days before and after the date the consideration elections were closed.

As of September 30, 2003, the Company has recorded a liability totaling $3.8 million for anticipated severance costs associated with integration plans related to the Nationwide Provident acquisition that were contemplated at the time of closing, but not finalized and approved by management until June 2003. This amount was recorded as an adjustment to the purchase price allocation including an increase in goodwill of $2.5 million, net of taxes. No amounts have been paid or charged against this liability as of September 30, 2003. Other costs related to these integration activities will be expensed as incurred.

In addition, the fair values of certain items that were estimated at the time of closing have been adjusted to the final fair value calculations. These adjustments resulted in an increase in goodwill of $5.8 million, net of tax.

The goodwill generated by this transaction, including the adjustments discussed above, totaled $222.6 million, none of which is expected to be deductible for tax purposes.

(16)	Goodwill

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

Changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2003 and 2002 were as follows:

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
Balance as of January 1, 2003	$23.8	$64.1	$300.5	$11.0	$399.4
Adjustments	(23.8)	—	29.7	0.4	6.3

Balance as of September 30, 2003	$—	$64.1	$330.2	$11.4	$405.7

Balance as of January 1, 2002	$—	$35.8	$70.3	$23.9	$130.0
Acquisition	—	2.9	60.0	—	62.9
Disposals	—	—	—	(23.9)	(23.9)

Balance as of September, 2002	$—	$38.7	$130.3	$—	$169.0

The adjustments of goodwill in 2003 reflect the $5.8 million increase related to the adjustments described in note 15, a $0.5 million true up of the purchase price allocation of another acquisition, as well as a reclassification of goodwill previously allocated to the individual annuity segment to the life insurance segment. This reclassification more appropriately allocates goodwill to the reportable segments based on the benefits they derive from the Nationwide Provident acquisition.

(17)	Reclassification

Certain items in the 2002 consolidated financial statements and related footnotes have been reclassified to conform to the 2003 presentation.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

NFS is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies (Nationwide), including Nationwide Life Insurance Company of America (NLICA, or Nationwide Provident together with its subsidiaries), effective October 1, 2002. The Company is a leading provider of long-term savings and retirement products in the U.S. The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans, other investment products sold to institutions, life insurance and an advisory services program. The Company markets its products through a diverse distribution network, including independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, representatives of certain Certified Public Accounting (CPA) firms, life insurance specialists, and the following affiliated producers; TBG Financial, Nationwide Retirement Solutions (NRS), Nationwide Provident and Nationwide agents.

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

The most critical estimates include those used in determining DAC for investment products and universal life insurance products, VOBA, impairment losses on investments, valuation allowances for mortgage loans on real estate, federal income taxes and goodwill.

Note 2 to the audited consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K provides a summary of significant accounting policies. Note 4 to the unaudited consolidated financial statements included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report provides a discussion of the recently issued accounting pronouncements.

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

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges, less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in note 2(a) to the unaudited consolidated financial statements included in this report.

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is 8 percent growth per year. If actual net separate account performance varies from the 8 percent assumption, the Company assumes different performance levels over the next three years, such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s policy regarding the reversion to the mean process does not permit such returns to be negative or in excess of 15 percent during the three-year reversion period.

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

Due to the magnitude of the DAC balance related to the individual variable annuity business, the sensitivity of the calculation to minor changes in the underlying assumptions and the related volatility that could result in the reported DAC balance without meaningful improvement in its reasonableness, the Company evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. Should the recorded balance of individual variable annuity DAC fall outside of these parameters for a prescribed period of time, or should the recorded balance fall outside of these parameters and the Company determines it is not reasonably possible to get back within this period of time, assumptions are required to be unlocked and the DAC is recalculated using revised best estimate assumptions. Otherwise, individual variable annuity DAC is not unlocked to reflect updated assumptions. In the event individual variable annuity DAC assumptions are unlocked and revised, the Company will continue to use the reversion to the mean process.

For other investment products and universal life insurance products, DAC is set each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently in the consolidated statements of earnings.

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

Therefore, the Company recorded an acceleration of DAC amortization totaling $347.1 million before tax, or $225.6 million, net of $121.5 million of federal income tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Annuity - $213.4 million, Institutional Products - $7.8 million and Life Insurance - $4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC for investment products and variable universal life insurance products. The most significant assumption changes were the resetting of the Company’s anchor date for reversion to the mean calculations to September 30, 2002, resetting the assumption for net separate account growth to 8 percent during the three-year reversion period for all investment products and variable life insurance products and increasing future lapses and costs related to guaranteed minimum death benefits (GMDB) on individual variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

Value of Business Acquired

As a result of the acquisition of Nationwide Provident in 2002, and the application of purchase accounting, the Company reports an intangible asset representing VOBA.

VOBA reflects the estimated fair value of the business in-force and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts existing as of the closing date of the Nationwide Provident acquisition. The value assigned to VOBA is supported by an independent valuation study that was commissioned by the Company and executed by a team of qualified valuation experts, including actuarial consultants. The expected future cash flows used in determining VOBA was based on actuarially determined projections, by each major line of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, changes in reserves, operating expenses, investment income and other factors. These projections took into account all known or expected factors at the valuation date, based on the judgment of management. The actual experience on purchased business may vary from projections due to differences in renewal premiums, investment spreads, investment gains or losses, mortality and morbidity costs, or other factors.

Amortization of VOBA occurs with interest over the anticipated lives of the major lines of business (ranging from 13 to 30 years from the acquisition date) in relation to estimated gross profits, gross margins or premiums, as appropriate. If estimated gross profits, gross margins or premiums differ from expectations, the amortization of VOBA is adjusted on a retrospective or prospective basis, as appropriate. The VOBA asset related to investment products and universal life insurance products is also adjusted for net unrealized gains and losses on securities available-for-sale to reflect the estimated impact had such gains and losses been realized and allocated to the product lines. The recoverability of VOBA is evaluated annually and if the evaluation indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business acquired, is insufficient to recover VOBA, the difference is charged to expense as accelerated amortization of VOBA.

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

Valuation Allowances on Mortgage Loans on Real Estate

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. In addition to the valuation allowance on specific loans, the Company maintains an unallocated allowance for expected losses incurred as of the balance sheet date, but not yet specifically identified by loan. Changes in the valuation allowance are recorded in net realized gains or losses on investments, hedging instruments and hedged items. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by the Company and reflects the Company’s best estimate of probable credit losses, including losses incurred at the balance sheet date, but not yet identified by specific loan. The Company’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

Significant changes in the factors the Company considers in determining the valuation allowance on mortgage loans on real estate could result in a significant change in the provision for valuation allowance reported in the unaudited consolidated financial statements. During the third quarter of 2003, the Company refined its mortgage loan valuation allowance process by incorporating more detailed information in the analysis. The refined process included an analysis by property type of the current composition of the portfolio, historical losses, current market cycles and trends and expected losses incurred at the balance sheet date, but not yet identified by specific loan. As a result, the valuation allowance was reduced by $16.5 million.

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

The process of evaluating goodwill for impairment requires a number of judgments and assumptions to be made in determining the fair value of the reporting units. Some of the more significant judgments and assumptions include the method used to determine fair value, discount rates, expected levels of cash flows, revenues, earnings, and comparable companies used to develop market based assumptions.

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

Results of Operations

Revenues

Total revenues for third quarter 2003 increased to $1.03 billion compared to $784.3 million for the same period in 2002. For the first nine months of 2003 and 2002, total revenues were $2.94 billion and $2.32 billion, respectively. Revenue growth was fueled by the addition of Nationwide Provident, which added $151.6 million of revenues in the third quarter of 2003 and $443.4 million of revenues for the first nine months of 2003. Revenues from net realized gains (losses) on investments, hedging instruments and hedged items, increased by $32.3 million during the three months ended September 30, 2003 compared to the same period in 2002, and were flat when comparing the first nine months of 2003 against 2002.

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

Policy charges for the comparable periods of 2003 and 2002 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Asset fees	$143.5	$125.5	$401.3	$418.5
Cost of insurance charges	93.1	60.8	278.8	174.5
Administrative fees	29.2	27.2	88.8	95.4
Surrender fees	22.9	22.1	72.8	60.0

Total policy charges	$288.7	$235.6	$841.7	$748.4

The increase in asset fees for third quarter 2003 compared to a year ago reflects an increase in average separate account values of $5.30 billion, or 11% reflecting market appreciation and the addition of Nationwide Provident. For the nine months ended September 30, 2003, asset fees declined compared to a year ago, reflecting a $2.26 billion, or 4% decline in average separate account assets as market depreciation more than offset asset growth from the addition of Nationwide Provident.

Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy’s death benefit minus the related policyholder account value. The amount charged is based on the insured’s age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to corporate and individual investment life insurance reflecting the addition of Nationwide Provident, new production, and favorable persistency on policies sold in prior periods. The net amount at risk related to corporate and individual investment life insurance grew to $58.04 billion as of September 30, 2003 compared to $35.93 billion a year ago, primarily due to the addition of Nationwide Provident.

The decline in administrative fees in the nine months ended September 30, 2003 compared to the same period a year ago is primarily attributable to $3.6 million of fees related to a case that terminated in the first quarter of 2002.

Surrender fees were flat in third quarter 2003 compared to a year ago and increased $12.8 million in the nine months ended 2003 compared to the same periods a year ago, primarily due to growth in the business in force, driven by the addition of Nationwide Provident, and higher lapse activity in investment life insurance products as a result of the continued uncertainty in the equity markets.

Net investment income includes the investment income earned on investments supporting fixed annuities, the guaranteed fixed option of variable annuities, the medium-term note program, certain life insurance products and invested assets not allocated to product segments, net of related investment expenses. Net investment income grew from $472.8 million in the third quarter of 2002 to $567.3 million in the third quarter of 2003. For the first nine months of 2003 net investment income was $1.67 billion compared to $1.37 billion a year ago. The increases were primarily due to increased invested assets supporting growth in individual fixed annuities, allocations to the fixed option of variable annuities, the medium-term note program, as well as the acquisition of Nationwide Provident, partially offset by lower yields due to declining market interest rates. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. General account reserves grew by $9.40 billion, or 31%, to $39.34 billion as of the end of third quarter 2003 compared to $29.94 billion a year ago. The growth in general account reserves reflects the addition of Nationwide Provident business and increased customer preference for fixed products in light of continued volatile equity markets.

The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments and changes in valuation allowances on mortgage loans on real estate are included as realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair value of derivatives qualifying as fair value hedges and the change in the fair value of the hedged items, the ineffective, or excluded, portion of cash flow hedges and changes in the fair value of free-standing derivatives.

Net realized gains on investments, hedging instruments and hedged items totaled $14.5 million in third quarter 2003, compared to net realized losses of $17.8 million in third quarter 2002 and included other-than-temporary impairments of $32.6 million and $39.8 million, respectively. For the first nine months of 2003, net realized losses on investments, hedging instruments and hedged items totaled $61.3 million compared to net realized losses of $63.3 million for the first nine months of 2002 and included other-than-temporary impairments of $142.9 million and $81.2 million, respectively. Also, in third quarter 2003, the Company refined its mortgage loan valuation allowance process by incorporating more detailed information in the analysis. As a result, the valuations allowance was reduced by $16.5 million. Please refer to the table included under the – Corporate heading within this section of the document for a detailed summary of the components of net realized gains and losses on investments, hedging instruments and hedged items.

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

Benefits and Expenses

Interest credited to policyholder account values totaled $347.5 million in third quarter 2003 compared to $325.7 million in third quarter 2002, while year-to-date 2003 interest credited totaled $1.04 billion compared to $929.3 million a year ago and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s medium-term note program and certain life insurance products. The increase in interest credited reflects an increase in account values for these products as a result of strong fixed annuity production, increased allocations of variable annuity deposits to the guaranteed fixed option and the addition of Nationwide Provident fixed business, partially offset by lower crediting rates in the Individual Annuity and Institutional Products segments, on products where crediting rates have not already reached guaranteed floors.

Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. Significant increases in other benefits and claims for the three and nine months ended September 30, 2003 compared to the same periods a year ago reflects additional life insurance benefits related to Nationwide Provident, growth in life insurance in-force, an increase in the provision for future policy benefits for immediate annuities due to growth in new premium in 2003 compared to 2002, and an increase in GMDB costs due to a higher level of claims.

Policyholder dividends on participating policies increased in 2003 compared to a year ago for both three and nine month periods due to the addition of Nationwide Provident, which historically sold a significant amount of participating life insurance.

In the third quarter of 2002, the Company recorded an acceleration of DAC amortization totaling $347.1 million before tax, or $225.6 million, net of $121.5 million of tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Annuity - $213.4 million, Institutional Products - $7.8 million and Life Insurance - $4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC. The most significant assumption changes were the resetting of the Company’s long-term assumption for net separate account growth to 8 percent during the three-year reversion period for all investment products and variable life insurance products and increases in future lapses and costs related to guaranteed minimum death benefits on variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

Amortization of DAC increased to $105.7 million in the third quarter of 2003 compared to $83.9 million in the third quarter of 2002, excluding the accelerated DAC amortization. On a year-to-date basis, DAC amortization totaled $289.8 million in 2003 compared to an adjusted $253.7 million in 2002, excluding accelerated DAC amortization. The increase in DAC amortization expense, excluding the accelerated DAC amortization, was attributable primarily to the Life Insurance segment as a result of a growing book of business, the addition of Nationwide Provident, and the surrender of a large corporate-owned life insurance (COLI) contract in second quarter 2003.

Amortization of VOBA for three and nine months ended September 30, 2003 reflects the addition of Nationwide Provident.

The increase in interest expense reflects additional interest expense from the issuance of $300.0 million of senior notes in June 2002 and $200.0 million of senior notes in February 2003, and increased usage of commercial paper in 2003.

Other operating expenses increased 34% to $205.8 million in the third quarter of 2003 compared to $153.7 million in the third quarter of 2002. For the first nine months of 2003, operating expenses were $611.5 million, up 31% from $467.2 million for the first nine months of 2002. Excluding the impact of the addition of TBG Financial and Nationwide Provident, operating expenses increased 10% in 2003 over 2002, reflecting higher employee benefits, pension and insurance costs, partially offset by management’s efforts to manage expenses in response to the challenging market conditions.

Federal income tax expense (benefit) was $41.4 million and $(95.9) million for the third quarter of 2003 and 2002, respectively, representing an effective tax rate of 24.8% for the third quarter of 2003. For the first nine months of 2003 and 2002, federal income tax expense (benefit) was $89.2 million and $(36.7) million, representing an effective tax rate of 23.3% for the nine months ended September 30, 2003. The tax benefit of $121.5 million associated with the $347.1 million of accelerated DAC amortization in third quarter 2002 was calculated at the U.S. federal corporate income tax rate of 35%, which causes a distortion in what would normally be expected to be reported as effective tax rates. Excluding the accelerated DAC amortization and related tax benefit, the effective tax rates for the third quarter and the first nine months of 2002 were 23.2% and 24.0% respectively. The decrease in pre-tax income, coupled with an increase in tax-exempt income and tax credits from affordable housing partnership investments drove the decrease in the year-to-date effective rates, excluding the impact of accelerated DAC amortization.

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

Income from discontinued operations, net of tax, in third quarter 2002, and the first nine months of 2002 was zero and $3.4 million, respectively.

Sales

The Company regularly monitors and reports a production volume metric titled sales. Sales or similar measures are commonly used in the insurance industry as a measure of the volume of new and renewal business generated in a period.

Sales should not be viewed as a substitute for any financial measure determined in accordance with GAAP, including “sales” as it relates to non-insurance companies, and the Company’s definition of sales might differ from that used by other companies. As used in the life insurance industry, sales, or similarly titled measures, generate customer funds managed and administered, which ultimately drive revenues.

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

Sales by product and segment for the three months and nine months ended September 30, 2003 and 2002 are summarized as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002

The BEST of AMERICA products	$843.5	$792.0	$3,166.8	$2,735.3
Private label annuities	130.7	180.2	496.7	609.3
Nationwide Provident and other	11.8	—	16.6	—

Total individual variable annuity sales	986.0	972.2	3,680.1	3,344.6

Deferred fixed annuities	515.3	878.3	1,516.2	2,078.2
Income products	31.5	36.8	113.9	94.9

Total individual fixed annuity sales	546.8	915.1	1,630.1	2,173.1

Total individual annuity sales	1,532.8	1,887.3	5,310.2	5,517.7

The BEST of AMERICA annuity products	477.1	620.2	1,612.4	2,095.4
The BEST of AMERICA trust products	547.6	360.6	1,491.1	1,285.8
The 401(k) Company	156.1	106.0	524.2	352.2
Nationwide Provident products	85.8	—	256.5	—
Other	6.9	6.1	24.0	39.3

Total private sector pension plan sales	1,273.5	1,092.9	3,908.2	3,772.7

IRC Section 457 annuities	392.2	355.4	1,071.3	1,041.3
Administration-only agreements	494.8	343.5	1,276.1	890.8

Total public sector pension plan sales	887.0	698.9	2,347.4	1,932.1

Total institutional products sales	2,160.5	1,791.8	6,255.6	5,704.8

The BEST of AMERICA variable life series	104.2	128.2	322.8	394.5
Nationwide Provident variable life products	66.0	—	199.4	—
Corporate-owned life insurance	109.1	123.2	464.3	577.7
Traditional/Universal life insurance	112.8	59.9	339.0	181.6

Total life insurance sales	392.1	311.3	1,325.5	1,153.8

Corporate – Advisory services program sales	7.5	—	9.2	—

Total sales	$4,092.9	$3,990.4	$12,900.5	$12,376.3

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists and representatives of certain CPA firms. Representatives of the Company who market products directly to a customer base include NRS, Nationwide Provident producers, The 401(k) Company and TBG Financial. The Company also distributes products through the agency distribution force of its ultimate parent, NMIC.

Sales by distribution channel for the comparable periods of 2003 and 2002, are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002

Non-affiliated:
Independent broker/dealers	$1,050.0	$952.0	$3,257.0	$3,318.1
Financial institutions	865.6	1,157.5	3,030.7	3,227.2
Wirehouse and regional firms	464.7	504.1	1,508.5	1,680.2
Pension plan administrators	125.6	186.9	459.4	619.6
Life insurance specialists	80.4	91.6	317.8	450.2
CPA channel	33.8	—	63.6	—
Affiliated:
Nationwide Retirement Solutions	895.4	710.4	2,372.7	1,972.6
Nationwide Provident	232.3	35.5	718.2	65.4
Nationwide agents	160.4	214.8	502.0	563.3
The 401(k) Company	156.0	106.0	524.1	352.2
TBG Financial	28.7	31.6	146.5	127.5

Total sales	$4,092.9	$3,990.4	$12,900.5	$12,376.3

Sales through the independent broker/dealer channel in the third quarter 2003 increased 10% compared to the same period a year ago, reflecting growth in variable annuity and pension sales.

Sales generated by financial institutions declined 25% in third quarter 2003 compared to a year ago, primarily due to planned reductions in fixed annuity sales. Year-to-date 2003 sales through this channel declined 6% compared to the same period a year ago, as private sector pension plan and variable annuity sales were higher in 2003, while individual fixed annuity sales were lower due to an intentional slow down in sales and commission reductions.

Sales generated by wirehouse and regional firms decreased 8% in the third quarter of 2003 and year-to-date sales through this channel decreased by 10% compared to the same periods in 2002, due to lower individual annuity and private sector pension plan sales.

As the Company’s private sector pension business model continues to evolve, direct production through the pension plan administrators channel is expected to decline, as more new business opportunities are being created in conjunction or partnership with the independent broker/dealers, wirehouse and regional firms and financial institutions. This is evidenced by the 33% and 26% declines in third quarter 2003 and first nine months of 2003 sales compared to the same periods a year ago.

Sales generated by life insurance specialists declined 12% in third quarter 2003 and 29% in the first nine months of 2003 compared to the same periods a year ago due to the current unfavorable environment for COLI and executive deferred compensation programs.

The increase in sales through NRS in 2003 primarily reflects rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recent pension reform legislation has expanded the portability of public sector plan assets. Participant contributions from the State of New York case acquired near the end of the first quarter of 2003 also contributed to the increase. Year-to-date 2003 sales through this channel increased 20% compared to the same period a year ago.

Nationwide Provident sales grew significantly due to the acquisition that closed on October 1, 2002.

Sales generated by Nationwide agents declined 25% in third quarter 2003 and 11% in the first nine months of 2003 compared to the same periods a year ago due to lower fixed annuity sales due to an intentional slow down in sales and commission reductions.

Sales generated by The 401(k) Company grew 47% in third quarter 2003 and 49% in the first nine months of 2003 compared to the same periods a year ago, respectively, as a result of deferrals on several new cases added in 2002 and at the beginning of 2003.

Sales through TBG Financial declined by 9% in the third quarter of 2003 compared to a year ago due to the unfavorable environment for COLI and executive deferred compensation plans. For the first nine months of 2003, TBG Financial’s production increased 15% over the same period a year ago, primarily due to the sale of a single large case.

Business Segments

The Company has three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

The following table summarizes pre-tax operating earnings (loss) for each of the Company’s reporting segments for the comparable periods of 2003 and 2002.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Individual Annuity	$47.8	$(277.7)	$133.6	$(170.1)
Institutional Products	72.1	34.2	180.9	145.7
Life Insurance	46.7	33.4	163.4	121.9
Corporate	(14.1)	(9.0)	(33.3)	(27.8)

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

The following table summarizes certain selected financial data for the Company’s Individual Annuity segment for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Income Statement Data
Revenues:
Policy charges	$116.1	$110.9	$329.2	$354.1
Net investment income	225.6	176.8	661.5	498.1
Premiums on immediate annuities	24.7	17.2	76.3	46.6

Total operating revenues	366.4	304.9	1,067.0	898.8

Benefits and expenses:
Interest credited to policyholder account values	167.6	136.2	496.6	381.1
Other benefits	36.0	23.2	114.6	61.0
Amortization of DAC and VOBA	65.5	377.9	174.2	486.1
Other operating expenses	49.5	45.3	148.0	140.7

Total benefits and expenses	318.6	582.6	933.4	1,068.9

Pre-tax operating earnings (loss)	$47.8	$(277.7)	$133.6	$(170.1)

Other Data
Sales:
Individual variable annuities	$986.0	$972.2	$3,680.1	$3,344.6
Individual fixed annuities	546.8	915.1	1,630.1	2,173.1

Total individual annuity sales	$1,532.8	$1,887.3	$5,310.2	$5,517.7

Average account values:
General account	$15,857.7	$10,924.0	$15,152.0	$10,085.6
Separate account	29,751.8	27,998.6	28,160.5	30,694.0

Total average account values	$45,609.5	$38,922.6	$43,312.5	$40,779.6

Account values as of period end:
Individual variable annuities	$36,000.0	$29,603.0
Individual fixed annuities	10,260.4	7,752.2

Total account values	$46,260.4	$37,355.2

GMDB - Net amount at risk, net of reinsurance	$1,698.1	$3,708.5
GMDB - Reserves, net of reinsurance	$21.5	$6.4
Pre-tax operating earnings (loss) to average account values	0.42%	(2.85%)	0.41%	(0.56%)

Pre-tax operating earnings totaled $47.8 million in third quarter 2003, compared to a third quarter 2002 loss of $277.7 million. For the first nine months of 2003 pre-tax operating earnings were $133.6 million compared to a loss of $170.1 million for the first nine months of 2002. Excluding $328.3 million of accelerated DAC amortization in third quarter 2002, pre-tax operating earnings totaled $50.6 million and $158.2 million for the three months and nine months ended September 30, 2002, respectively. Excluding the accelerated DAC amortization, the lower third quarter 2003 operating earnings were primarily driven by increased DAC amortization and other benefits on immediate annuities, partially offset by an increase in spread income. The growth in spread income was driven by higher fixed annuity account values and to a lesser degree, pre-payment income. Excluding the accelerated DAC amortization, the lower year-to-date 2003 earnings were primarily driven by lower policy charges and higher policy benefits primarily related to GMDB expenses, partially offset by an increase in interest spread income.

Asset fees increased to $97.9 million in the third quarter of 2003, up 12% from $87.7 million in the same period a year ago. For the first nine months of 2003, asset fees totaled $272.4 million, down 6% from the first nine months of 2002 total of $290.9 million. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees are primarily due to changes in the market value of the investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values increased 6% to $29.75 billion for the three months ended September 30, 2003 compared to $28.00 billion in the same period a year ago. For the first nine months ended September 30, 2003, average separate account values declined 8% compared to the same period a year ago.

Surrender fees decreased by $3.0 million to $14.3 million in the third quarter of 2003, primarily due to a decline in surrender activity due in part to positive equity market returns in 2003. For the first nine months of 2003, surrender fees totaled $43.8 million, down 4% from the first nine months of 2002 total of $45.4 million.

Premiums on immediate annuities increased by $7.5 million in the third quarter of 2003 over 2002 and $29.7 million in first nine months of 2003 over 2002. The increase reflects increased sales efforts and growth in the number of firms and distributors selling income products.

Other benefits reflect increased GMDB and immediate annuity costs in 2003. GMDB exposure, as measured by the difference between the current contractual death benefit and account value, net of reinsurance, throughout the first nine months of 2003 has exceeded the levels from a year ago. As a result of first quarter 2003 increases in GMDB exposure and claims activity, the Company strengthened reserves by $11.9 million to meet its estimate of future net claims in excess of fees. The growth in other benefits also reflects increased provision for future policy benefits for immediate annuities consistent with the growth in premium income.

As described above, in the third quarter of 2002, the Company recorded an acceleration of DAC amortization in the Individual Annuity segment totaling $328.3 million. Excluding the accelerated DAC amortization, amortization of DAC increased to $63.5 million in the third quarter of 2003 compared to $49.6 million in the third quarter of 2002. On a year-to-date basis, DAC amortization totaled $168.2 million in 2003 compared to an adjusted $157.8 million in 2002.

Other operating expenses were $49.5 million in third quarter 2003, an increase of 9% compared to third quarter 2002. During the first nine months of 2003, other operating expenses totaled $148.0 million, an increase of 5% over the first nine months of 2002 total of $140.7 million. These increases reflect the addition of Nationwide Provident, growth in the number of contracts in-force, an increase in employee benefit, and pension and insurance costs, and are partially offset by expense management efforts in response to the challenging equity markets and interest rate environments.

Interest spread income is comprised of net investment income, excluding capital charges, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income grew 43% in third quarter 2003, while the growth was 41% during the first nine months of 2003, compared to a year ago. The growth was driven by 45% and 50% increases in average general account assets for these same comparative periods, respectively, the result of growth in the individual fixed annuity business, the addition of Nationwide Provident and increased customer allocations to the guaranteed fixed options of individual variable annuities. Allocations to the guaranteed fixed option related to new domestic individual variable annuity sales during the third quarter and for the first nine months of 2003, totaled 31% and 50%, compared to 52% and 45% for the same periods a year ago, respectively.

The following table depicts the interest spread on average general account values for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net investment income	5.85%	6.80%	6.00%	6.95%
Interest credited	4.23%	4.99%	4.37%	5.04%

Interest spread on average general account values	1.62%	1.81%	1.63%	1.91%

Although interest spread income was higher, interest spread margins compressed during the quarter to 162 basis points compared to 181 basis points a year ago. Included in the current quarter were 7 basis points, or $2.7 million, of prepayment income on mortgage loans and bonds compared to 3 basis points, or $0.8 million, a year ago. For the first nine months of 2003, interest spread margins compressed to 163 basis points compared to 191 basis points a year ago. Included in the first nine months of 2003 were 6 basis points, or $6.5 million, of prepayment income on mortgage loans and bonds compared to 4 basis points, or $2.7 million, a year ago. The current interest rate environment has limited the ability to adjust crediting rates to the extent of declines in investment yields due to the interest rate floors contained in annuity contracts.

For the full year 2003, the Company expects the trend of tighter interest spread margins to continue and is currently expecting full year spreads of 155 to 160 basis points, including a nominal level of prepayment activity.

The Company has taken actions to address the current low interest rate environment and the impact on interest spread margins. In 2003, the Company lowered commission rates for individual fixed annuities and the Company began invoking contractual provisions during second quarter 2003 that should limit the amount of variable annuity deposits allocated to the guaranteed fixed option.

Individual Annuity sales totaled $1.53 billion during third quarter 2003, down 19% from $1.89 billion a year ago. Variable annuity production in the quarter was flat compared to the same period a year ago. Fixed annuity sales totaled $546.8 million in third quarter 2003, a 40% decline from levels reported a year ago as the Company intentionally slowed sales given the challenging environment. For the first nine months of 2003, Individual Annuity sales were $5.31 billion compared to $5.52 billion for the first nine months of 2002. A sharp drop-off in sales of fixed annuities, the result of actions described above, which are intended to reduce the level of new individual fixed annuity business, drove segment sales lower compared to both third quarter and the first nine months of 2002.

Individual Annuity segment deposits in third quarter 2003 of $1.58 billion offset by withdrawals and surrenders totaling $1.30 billion generated net flows of $282.5 million compared to the $635.2 million achieved a year ago. On a year-to-date basis, net flows generated in 2003 were $1.61 billion compared to $1.77 billion in 2002.

The decrease in pre-tax operating earnings to average account values, excluding accelerated DAC amortization, in third quarter and first nine months of 2003 compared to 2002 is primarily a result of lower interest spreads on average general account values and increased GMDB costs.

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

The following table summarizes certain selected financial data for the Company’s Institutional Products segment for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002

Income Statement Data
Revenues:
Policy charges	$41.6	$37.9	$119.4	$132.6
Net investment income	204.4	199.5	613.3	593.9
Other income	38.4	22.3	101.8	68.3

Total operating revenues	284.4	259.7	834.5	794.8

Benefits and expenses:
Interest credited to policyholder account values	129.3	141.5	397.3	409.2
Amortization of DAC and VOBA	11.4	22.7	34.3	44.2
Other operating expenses	71.6	61.3	222.0	195.7

Total benefits and expenses	212.3	225.5	653.6	649.1

Pre-tax operating earnings	$72.1	$34.2	$180.9	$145.7

Other Data
Sales:
Private sector pension plans	$1,273.5	$1,092.9	$3,908.2	$3,772.7
Public sector pension plans	887.0	698.9	2,347.4	1,932.1

Total institutional products sales	$2,160.5	$1,791.8	$6,255.6	$5,704.8

Average account values:
General account	$14,296.3	$12,918.8	$14,152.6	$12,482.9
Separate account	19,107.9	17,943.9	18,288.0	19,881.4
Administration-only	29,192.4	16,469.7	25,195.8	16,677.5

Total average account values	$62,596.6	$47,332.4	$57,636.4	$49,041.8

Account values as of period end:
Private sector pension plans	$27,286.9	$19,011.8
Public sector pension plans	32,182.3	22,476.4
Funding agreements backing medium-term notes	4,400.7	4,305.1

Total account values	$63,869.9	$45,793.3

Pre-tax operating earnings to average account values[1]	0.43%	0.29%	0.40%	0.40%

[1]	Excludes pre-tax operating earnings from structured products as there are no account values associated with structured products.

Pre-tax operating earnings totaled $72.1 million in the third quarter of 2003, up 111% compared to the pre-tax operating earnings of $34.2 million reported a year ago. Pre-tax operating earnings, excluding $12.0 million accelerated DAC amortization in third quarter 2002, totaled $46.2 million and $157.7 million in three and nine months ended September 30, 2002, respectively, increased 15% to $180.9 million in the first nine months of 2003 compared to the same period a year ago. In both the three and nine months ended September 30, 2003, increased interest spread income, driven primarily by prepayment income and growth in average account values, and other income were partially offset by higher operating expenses and for the nine month period, lower policy charges.

Asset fees increased 12% to $37.9 million in the third quarter of 2003 compared to $33.7 million in third quarter 2002, while year-to-date 2003 asset fees were $107.6 million compared to $114.2 million in 2002. For the three and nine months ended September 30, 2003, average separate account values increased 6% and decreased 8%, respectively, compared to a year ago.

Administrative fees declined by $0.4 million in third quarter 2003 compared to third quarter 2002 and $5.6 million in the first nine months of 2003 compared to the same period in 2002. The year-to-date decrease was primarily due to $3.6 million of fees related to a terminated case in the first quarter of 2002.

Other income, which includes fees for administration-only cases and Nationwide Trust Company products and structured products initiatives, increased 72% in third quarter 2003 compared to a year ago due to growth in private sector pension plans sold through Nationwide Trust Company, which now account for 18% of private sector pension plan account values compared to 12% a year ago, and growth in public sector administrative services-only agreements which now account for 59% of public sector pension plan account values compared to 48% a year ago.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spreads vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income was $17.1 million higher in the third quarter of 2003 compared to the third quarter of 2002 and $31.3 million higher for the first nine months of 2003 compared to a year ago driven by higher prepayment income and higher average general account values. The increase in average general account values was led by the acquisition of Nationwide Provident, growth in the medium-term note program and an increase in participant allocations to the fixed option of the Company’s retirement plan offerings.

The following table depicts the interest spread on average general account values for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net investment income	5.72%	6.18%	5.78%	6.34%
Interest credited	3.62%	4.38%	3.74%	4.37%

Interest spread on average general account values	2.10%	1.80%	2.04%	1.97%

Interest spread margins improved to 210 basis points in the third quarter of 2003 compared to 180 basis points a year ago. Included in the current quarter were 25 basis points, or $9.1 million, of prepayment income on mortgage loans and bonds compared to 5 basis points, or $1.5 million, a year ago. For the full year 2003, the Company expects interest spread margins to tighten and is currently expecting spread margins of 190 to 195 basis points, including prepayment income activity.

Other operating expenses increased 17% to $71.6 million in third quarter 2003 and 13% to $222.0 million for the first nine months of 2003. The increase reflects increased costs related to an initiative aimed at expanding the sales and service capabilities in the Company’s private sector pension business, an increase in participants in public sector pension plans, the addition of Nationwide Provident and increased employee benefit, pension and insurance costs.

Institutional Products sales during third quarter 2003 reached $2.16 billion compared to $1.79 billion in third quarter 2002. For the first nine months of 2003, sales reached $6.26 billion compared to sales of $5.70 billion for the same period a year ago.

Private sector pension sales in third quarter 2003 totaled $1.27 billion, an increase of 17% from a year ago, and totaled $3.91 billion for the first nine months of 2003, an increase of 4%. The sales exceeded prior year primarily due to the addition of Nationwide Provident.

Public sector pension sales in the third quarter 2003 totaled $887.0 million, 27% higher than a year ago and totaled $2.35 billion for the first nine months of 2003, an increase of 21%. The increased sales reflect increased rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recent pension reform legislation implemented has expanded the portability of public plan assets and the addition of deposits into the State of New York defined contribution plan.

Institutional Products segment deposits in third quarter 2003 of $2.19 billion offset by participant withdrawals and surrenders totaling $1.42 billion generated net flows from participant activity of $767.7 million, a 167% increase over third quarter 2002. Year-to-date 2003 net flows increased 83% to $1.84 billion, compared to 2002. An increase in deposits to Nationwide employee and agent benefit plans, deferrals into newly acquired plans, rollover activity into existing participant accounts and lower surrender activity drove the increase.

Pre-tax operating earnings to average account values for third quarter increased 14 basis points, but was on a year-to-date basis compared to the same periods a year ago. The increase in interest spread income for the quarter drove the increase.

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

The following table summarizes certain selected financial data for the Company’s Life Insurance segment for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002

Income Statement Data
Revenues:
Policy charges	$131.0	$86.8	$393.1	$261.7
Net investment income	119.3	82.2	347.2	244.1
Other income	86.0	53.7	276.1	151.4

Total operating revenues	336.3	222.7	1,016.4	657.2

Benefits and expenses:
Life benefits and policyholder dividends	177.9	114.1	536.7	340.0
Amortization of DAC and VOBA	44.4	30.4	119.7	70.5
Other operating expenses	67.3	44.8	196.6	124.8

Total benefits and expenses	289.6	189.3	853.0	535.3

Pre-tax operating earnings	$46.7	$33.4	$163.4	$121.9

Other Data
Sales:
The BEST of AMERICA variable life series	$104.2	$128.2	$322.8	$394.5
Nationwide Provident variable life products	66.0	—	199.4	—
Corporate-owned life insurance	109.1	123.2	464.3	577.7
Traditional/Universal life insurance	112.8	59.9	339.0	181.6

Total life insurance sales	$392.1	$311.3	$1,325.5	$1,153.8

Policy reserves as of period end:
Individual investment life insurance	$4,040.7	$1,978.8
Corporate investment life insurance	4,186.2	3,545.9
Traditional life insurance	4,136.5	1,916.6
Universal life insurance	867.6	819.7

Total policy reserves	$13,231.0	$8,261.0

Life insurance in-force as of period end:
Individual investment life insurance	$57,194.6	$32,878.2
Corporate investment life insurance	9,071.6	8,578.7
Traditional life insurance	33,968.8	24,263.8
Universal life insurance	8,238.8	7,759.9

Total insurance in-force	$108,473.8	$73,480.6

Life Insurance segment pre-tax operating earnings increased 40% to $46.7 million in third quarter 2003, up from $33.4 million a year ago. On a year-to-date basis segment pre-tax operating earnings increased 34% to $163.4 million in 2003 from $121.9 million in 2002. Excluding $6.8 million accelerated DAC amortization in third quarter 2002, pre-tax operating earnings totaled $40.2 million and $128.7 million in three months and nine months ended September 30, 2002, respectively. The addition of Nationwide Provident with $17.8 million and $51.1 million in pre-tax operating earnings for the third quarter and year-to-date 2003, respectively, drove the strong earnings growth, which was partially offset by a $5.2 million reduction in second quarter 2003 pre-tax operating earnings as the result of a surrender of a large COLI case. Increased cost of insurance charges and fee income from TBG Financial were offset by higher policy benefits and operating expenses and DAC and VOBA amortization.

Policy charges increased 51% and 50% for the three months and nine months ended September 30, 2003, respectively, compared to a year ago. Cost of insurance charges, which are assessed on the amount of insurance in-force in excess of the related policyholder account value, increased 53% in third quarter 2003 and 60% on a year-to-date basis compared to a year ago and reflect a growing block of investment life business, as insurance in-force on this block of business increased 60% to $66.27 billion at September 30, 2003 compared to $41.46 billion at September 30, 2002. Nationwide Provident contributed the majority of the growth in insurance in-force.

Net investment income increased 45% in third quarter 2003 and 42% in the first nine months of 2003, primarily reflecting the addition of Nationwide Provident business.

Life benefits and policyholder dividends increased 56% to $177.9 million in third quarter 2003, while the increase in the first nine months of 2003 was 58% compared to the same periods a year ago. The growth reflects the growth in insurance in-force, higher mortality experience and the addition of Nationwide Provident business.

Amortization of DAC and VOBA increased $14.0 million, or 46%, in third quarter 2003 and $49.2 million, or 70%, in the first nine months of 2003 compared to the same periods a year ago. The increase primarily reflects the addition of VOBA amortization related to Nationwide Provident business acquired and increased DAC amortization as a result of the surrender of a large COLI case.

Other operating expenses were $67.3 million in third quarter 2003, up 50% from third quarter 2002, while the first nine months of 2003 saw an increase of 58%, primarily due to the addition of operating expenses related to TBG Financial and Nationwide Provident in 2003. Excluding Nationwide Provident and TBG Financial, operating expenses increased 8% driven by higher employee benefit, pension and insurance costs.

Third quarter 2003 life insurance sales totaled $392.1 million, 26% ahead of a year ago. For the first nine months of 2003, total life insurance sales increased 15% compared to 2002 and totaled $1.33 billion. Third quarter and year-to-date variable life sales improved 33% and 32%, respectively, from the prior year as Nationwide Provident variable life sales accounted for $66.0 million, or 39%, and $199.4 million, or 38%, of total variable life sales during these periods, respectively. Individual variable life production continues to be adversely impacted consumer preference for fixed products. Third quarter and year-to-date COLI sales declined 11% and 20%, respectively, from the prior year due to the current unfavorable environment for COLI and executive deferred compensation programs.

Corporate

The Corporate segment consists of net investment income, expenses and interest expense not allocated to the three product segments, advisory services and revenues and expenses of the Company’s broker/dealer subsidiaries.

The following table summarizes certain selected financial data for the Company’s Corporate segment for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Income Statement Data
Operating revenues	$28.0	$14.8	$83.3	$33.3
Interest expense on debt	(24.7)	(21.5)	(71.5)	(55.1)
Other operating expenses	(17.4)	(2.3)	(45.1)	(6.0)

Pre-tax operating loss	(14.1)	(9.0)	(33.3)	(27.8)

Net realized gains (losses) on investments, hedging instruments and hedged items	14.5	(17.8)	(61.3)	(63.3)

Income (loss) from continuing operations before federal income taxes	$0.4	$(26.8)	$(94.6)	$(91.1)

The increase in operating revenues in the third quarter and first nine months of 2003 reflects $10.9 million and $31.1 million, respectively, of fee income primarily from acquisitions of certain broker/dealer subsidiaries in the fourth quarter of 2002 and an increase in net investment income primarily attributable to income earned on the proceeds from the $200.0 million senior note offering completed in February 2003 and the $300.0 million senior note offering completed in June 2002, partially offset by lower yields on investments.

The additional interest expense in the third quarter and first nine months of 2003 reflects the senior note offerings mentioned above and increased utilization of commercial paper borrowings.

The increase in other operating expenses in 2003 is primarily related to commission expense related to certain of the Company’s broker/dealer subsidiaries.

In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items in the Corporate segment. Net realized gains on investments, hedging instruments and hedged items totaled $14.5 million in third quarter 2003, compared to losses of $17.8 million in third quarter 2002 and included other-than-temporary impairments of $32.6 million and losses of $39.8 million, respectively. For the first nine months of 2003, net realized losses on investments, hedging instruments and hedged items totaled $61.3 million compared to net realized losses of $63.3 million for the first nine months of 2002 and included other-than-temporary impairments of $142.9 million and $81.2 million, respectively, reflecting a weakening economy and deterioration in the credit market. Also, in third quarter 2003, the Company refined its mortgage loan valuation allowance process by incorporating more detailed information in the analysis. As a result, the valuation allowance was reduced by $16.5 million. Included in the three and nine months ended September 30, 2002 results are $23.2 million of realized gains on the sale of a limited partnership interest to a related party.

An analysis of net realized losses on investments, hedging instruments and hedged items from continuing operations, by source follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Realized gains on sales, net of hedging losses:
Fixed maturity securities, available-for-sale	$35.2	$26.3	$100.3	$32.2
Hedging losses on fixed maturity sales	(10.0)	(28.4)	(40.3)	(29.5)
Equity securities, available-for-sale	0.6	—	1.0	—
Real estate	2.9	—	3.8	9.0
Mortgage loans on real estate	1.3	—	2.7	2.4
Mortgage loan hedging losses	(1.0)	(0.2)	(2.4)	(0.2)
Other	1.5	—	1.7	0.7

Total realized gains on sales – unrelated parties	30.5	(2.3)	66.8	14.6

Realized losses on sales, net of hedging gains:
Fixed maturity securities, available-for-sale	(7.5)	(0.3)	(26.5)	(11.3)
Hedging gains on fixed maturity sales	1.9	3.0	7.3	7.2
Equity securities, available-for-sale	—	—	(0.3)	—
Real estate	(0.1)	(0.5)	(0.5)	(3.2)
Mortgage loans on real estate	(0.5)	(0.1)	(2.2)	(3.2)
Mortgage loan hedging gains	—	0.6	—	0.6
Other	(0.3)	(0.1)	(1.4)	(1.7)

Total realized losses on sales – unrelated parties	(6.5)	2.6	(23.6)	(11.6)

Other-than-temporary impairments:
Fixed maturity securities, available-for-sale	(29.8)	(39.5)	(123.4)	(76.6)
Equity securities, available-for-sale	(1.3)	—	(16.7)	—
Real estate	(0.3)	(0.3)	(0.3)	(2.4)
Mortgage loans on real estate	(1.2)	—	(2.5)	(2.2)

Total other-than-temporary impairments	(32.6)	(39.8)	(142.9)	(81.2)

Mortgage loan valuation allowance	16.5	—	16.5	—
Credit default swaps	4.2	1.3	12.0	(14.2)
Derivatives, excluding hedging gains and losses on sales, and credit default swaps	2.4	(2.8)	9.9	5.9

Total unrelated parties	14.5	(41.0)	(61.3)	(86.5)
Gain on sale of limited partnership - related party	—	23.2	—	23.2

Net realized gains (losses) on investments, hedging instruments and hedged items	$14.5	$(17.8)	$(61.3)	$(63.3)

Related Party Transactions

See note 13 to the unaudited consolidated financial statements, included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report, for a discussion of related party transactions.

Liquidity and Capital Resources

Liquidity and capital resources demonstrate the overall financial strength of the Company and its ability to generate strong cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. The Company’s capital structure consists of long-term debt and equity, as summarized in the following table.

	As of
(in millions)	September 30, 2003	December 31, 2002	September 30, 2002
Long-term debt	$1,396.3	$1,197.6	$1,197.1

Shareholders’ equity, excluding accumulated other comprehensive income	4,281.8	4,043.0	3,125.9
Accumulated other comprehensive income	627.1	400.3	460.3

Total shareholders’ equity	4,908.9	4,443.3	3,586.2

Total capital	$6,305.2	$5,640.9	$4,783.3

Long-term debt is comprised of three separate issuances of $300.0 million principal of senior notes and a single issuance of $200.0 million principal of senior notes, none of which is subject to any sinking fund payments, and a variable rate note payable. Effective September 30, 2003, the Company reclassified its capital and preferred securities of subsidiary trusts into long-term debt for all periods presented. Consistent with their classification as debt, the Company recognizes distributions on the capital and preferred securities as interest expense in the consolidated statements of earnings.

The terms of the senior notes contain various restrictive covenants including limitations on the disposition of subsidiaries. As of September 30, 2003, the Company was in compliance with all such covenants. The $300.0 million principal of 8.00% senior notes, due March 1, 2027, are redeemable in whole or in part, at the option of NFS, at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The $300.0 million principal of 6.25% senior notes, due November 15, 2011, were issued in November 2001 and are not redeemable prior to their maturity date. The $300.0 million principal of 5.90% senior notes, due July 1, 2012, issued in June 2002 and the $200.0 million principal of 5.625% senior notes due February 13, 2015, issued in February 2003 are redeemable in whole or in part, at the option of NFS, at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at the treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date.

The variable rate note payable is tied to 1-year U.S. libor rates with annual resets and had an outstanding balance of $1.7 million and an interest rate of 3.49% as of September 30, 2003.

The capital and preferred securities of subsidiary trusts which, as noted above, have been presented in long-term debt as of September 30, 2003 include $100.0 million of capital securities that are due March 1, 2037 and pay a distribution rate of 7.899% and $200.0 million of preferred securities of subsidiary trusts that are due October 31, 2028 and pay a distribution rate of 7.10%. The related capital and preferred securities are fully and unconditionally guaranteed by NFS. Junior subordinated debentures with an interest rate of 7.899% are the sole assets of Nationwide Financial Services Capital Trust (NFSCT) and are redeemable by NFS in whole at any time or in part from time to time at par plus an applicable make-whole premium. The capital securities have a liquidation value of $1,000 per security and must be redeemed by NFSCT when the 7.899% junior subordinated debentures mature or are redeemed by NFS. Junior subordinated debentures with an interest rate of 7.10% are the sole assets of Nationwide Financial Services Capital Trust II (NFSCTII) and are redeemable, in whole or in part, on or after October 19, 2003 at a redemption price equal to the principal amount to be redeemed plus any accrued and unpaid interest. The preferred securities have a liquidation value of $25 per security and must be redeemed by NFSCTII when the 7.10% junior subordinated debentures mature or are redeemed by NFS. There are no sinking fund requirements related to the capital and preferred securities of subsidiary trusts.

NFS is a holding company whose principal asset is the common stock of NLIC. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments and dividends from NLIC and other subsidiaries.

State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. The ability of NLIC to pay dividends is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. State of Ohio insurance laws require life insurance companies to seek prior regulatory approval to pay a dividend if the fair market value of the dividend, together with that of other dividends made within the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory-basis policyholders’ surplus as of December 31, 2002 was $1.61 billion and statutory-basis net income for 2002 was $92.5 million. As of September 30, 2003, NLIC could pay dividends to NFS totaling $100.7 million without obtaining prior approval. The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders.

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

Also available as a source of funds to the Company is a $1.00 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and that NLIC maintain statutory surplus in excess of $935.0 million. The Company had no amounts outstanding under this agreement as of September 30, 2003. NLIC also has a $500.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore borrowing capacity under the $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. Commercial paper outstanding as of September 30, 2003 was $299.8 million.

In addition, one of the Company’s subsidiaries has available a $10.0 million revolving line of credit. The line is comprised of a 364-day $10.0 million agreement, which was entered into with a single financial institution. The line of credit is guaranteed by NFS. The outstanding borrowings under this agreement, as of September 30, 2003, totaled $5.2 million.

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

To date, the Company has sold $178.9 million of credit enhanced equity interests in Low Income Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 5.10% to 5.25% and as of September 30, 2003 held guarantee reserves totaling $1.8 million on these transactions. These guarantees are in effect for approximately 15 years. The Tax Credit Funds will provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $504.8 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $4.3 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly and upon stabilizing, the collateral is released. During the first nine months of 2003, $2.5 million of stabilization collateral has been released into income, none during the third quarter of 2003 and first nine months of 2002.

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

Investments

As of September 30, 2003, NFS had received $936.8 million of cash collateral on securities lending and invested the proceeds in short-term investments, which are reflected on the balance sheet, and a corresponding liability is established to reflect the return of the collateral. Also, NFS has received $450.2 million of cash for derivative collateral and that is reflected as both an other asset and other liability.

General

The Company’s assets are divided between separate account and general account assets. As of September 30, 2003, $55.96 billion (53%) of the Company’s total assets were held in separate accounts and $49.42 billion (47%) were held in the Company’s general account, including $42.89 billion of general account investments.

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

Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale as of September 30, 2003 and December 31, 2002 were:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,034.9	$68.2	$1.0	$1,102.1
Obligations of states and political subdivisions	142.9	1.7	3.9	140.7
Debt securities issued by foreign governments	68.9	2.9	0.6	71.2
Corporate securities
Public	12,391.8	708.8	29.1	13,071.5
Private	6,743.2	559.2	31.3	7,271.1
Mortgage-backed securities – U.S. Government backed	4,738.3	141.6	16.6	4,863.3
Asset-backed securities	4,280.5	173.6	68.6	4,385.5

Total fixed maturity securities	29,400.5	1,656.0	151.1	30,905.4
Equity securities	139.4	13.0	5.3	147.1

Total available-for-sale securities	$29,539.9	$1,669.0	$156.4	$31,052.5

December 31, 2002:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$811.6	$64.8	$0.4	$876.0
Obligations of states and political subdivisions	32.8	1.1	0.2	33.7
Debt securities issued by foreign governments	57.4	3.2	—	60.6
Corporate securities
Public	11,210.7	511.3	102.5	11,619.5
Private	6,001.2	498.4	49.6	6,450.0
Mortgage-backed securities – U.S. Government backed	4,667.9	154.3	0.8	4,821.4
Asset-backed securities	3,893.2	158.1	158.3	3,893.0

Total fixed maturity securities	26,674.8	1,391.2	311.8	27,754.2
Equity securities	149.7	8.0	23.0	134.7

Total available-for-sale securities	$26,824.5	$1,399.2	$334.8	$27,888.9

The following table summarizes the aging of available-for-sale securities with unrealized losses and those with unrealized losses totaling 20% or more of amortized cost as of September 30, 2003.

	Total available-for-sale securities		Available-for-sale with unrealized loss totaling 20% or more
(in millions)	Amortized cost	Unrealized loss	Amortized cost	Unrealized loss

Six months or less	$3,204.7	$87.6	$61.9	$17.2
Greater than six months to nine months	251.9	9.7	24.6	6.4
Greater than nine months to twelve months	233.6	15.8	44.6	12.1
Greater than twelve months	471.5	43.3	15.2	4.3

Total	$4,161.7	$156.4	$146.3	$40.0

The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company’s general account fixed maturity securities, 94% were in the highest two NAIC Designations as of September 30, 2003.

The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio.

		As of September 30, 2003		As of December 31, 2002
		(in millions)
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

1	Aaa/Aa/A	$17,791.0	$18,517.7	$15,574.2	$16,280.3
2	Baa	9,818.7	10,524.1	9,127.5	9,596.6
3	Ba	1,103.1	1,159.2	1,269.0	1,231.3
4	B	386.1	386.0	413.8	392.2
5	Caa and lower	144.8	150.4	202.9	177.4
6	In or near default	156.8	168.0	87.4	76.4

	Total	$29,400.5	$30,905.4	$26,674.8	$27,754.2

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

As of September 30, 2003 the fair value of the Company’s general account mortgage-backed security (MBS) investments totaled $4.86 billion (16%) of the carrying value of the general account fixed maturity securities available-for-sale.

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

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk is particular to the type of MBS held. The Company limits its exposure to prepayments/extension by purchasing less volatile types of MBSs. As of September 30, 2003, $2.65 billion (55%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. The majority of the Company’s non-PAC mortgage-securities possess varying degrees of cash flow structure. Only 4% of the MBS portfolio consists of pure pass-throughs.

The following table sets forth the distribution by investment type of the Company’s general account MBS portfolio as of September 30, 2003 and December 31, 2002.

	As of September 30, 2003		As of December 31, 2002
(in millions)	Carrying value	% of total	Carrying value	% of total

Planned amortization class	$2,653.3	54.6	$2,547.6	52.8
Very accurately defined maturity	646.2	13.3	695.6	14.4
Sequential	617.7	12.7	474.4	9.9
Accrual	291.4	6.0	318.3	6.6
Non-accelerating securities – CMO	261.1	5.3	308.8	6.4
Multi-family mortgage pass-through certificates	212.5	4.4	130.7	2.7
Scheduled	26.4	0.5	55.3	1.2
Targeted amortization class	13.2	0.3	58.1	1.2
Other	141.5	2.9	232.6	4.8

Total	$4,863.3	100.0	$4,821.4	100.0

The Company’s general account asset-backed security (ABS) investments include home equity/improvement ABSs and credit card backed ABSs, among others. As of September 30, 2003, ABSs were $4.39 billion (14%) of the carrying value of the general account fixed maturity securities available-for-sale.

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

The following table sets forth the distribution by investment type of the Company’s general account ABS portfolio.

	As of September 30, 2003		As of December 31, 2002
(in millions)	Carrying value	% of total	Carrying value	% of total

Home equity/improvement	$1,262.8	28.8	$1,138.2	29.2
Credit card backed	792.1	18.0	597.0	15.3
CBO/CLO	526.5	12.0	465.8	12.0
Miscellaneous asset backed	327.1	7.5	232.9	6.0
Commercial mortgage backed securities	264.9	6.0	208.3	5.4
Pass through certificate	201.4	4.6	193.0	5.0
Equity and enhanced equity trust certificates	150.5	3.4	159.8	4.1
Franchise/business loan	138.4	3.2	135.9	3.5
Auto loan backed	126.9	2.9	144.4	3.7
Credit tenant leases	92.3	2.1	93.0	2.4
Manufactured housing backed	90.4	2.1	101.2	2.6
Equipment leases	86.8	2.0	106.2	2.7
Other	325.4	7.4	317.3	8.1

Total	$4,385.5	100.0	$3,893.0	100.0

The following table lists the ten largest fixed maturity investment holdings and the amortized cost of underlying investments for both investment grade and non-investment grade securities.

(in millions)	Rating	Amortized Cost		Rating	Amortized Cost
Investment Grade			Below Investment Grade
MBNA Master Credit Card Trust	AAA	$120.9	Qwest Communications Int’l, Inc.	CCC+	$35.8
Citibank Credit Card Issuance Trust	AAA	103.2	UAL Corporation	BB-	35.2
Southwest Airlines Co.	A+	92.6	Delta Airlines, Inc.	BB+	33.5
General Electric Company	AAA	90.4	Abitibi-Consolidated, Inc.	BB+	31.8
SLM Student Loan Trust	AAA	82.9	Cummins Inc.	BB+	30.7
Household Finance Corporation	A	77.7	Edison International	B-	26.8
Cargill, Incorporated	A+	76.5	Bowater, Inc.	BB+	26.6
Capital One Master Trust	AAA	69.3	AMR Corporation	B-	26.1
General Motors Acceptance Corp.	BBB	65.3	NorthWestern Corporation	D	24.6
Bank One Issuance Trust	AAA	64.9	Allegheny Energy, Inc.	B	24.5

Mortgage Loans

As of September 30, 2003, general account mortgage loans were $8.80 billion (21%) of the carrying value of consolidated general account invested assets.

As of September 30, 2003, 0.14% of the Company’s mortgage loans were classified as delinquent, including loans in foreclosure, compared to 0.01% a year ago and 0.11% as of December 31, 2002. Foreclosed and restructured loans totaled 0.14% and 0.01%, respectively, of the Company’s mortgage loans as of September 30, 2003 compared to 0.01% and 0.33% as of September 30, 2002, respectively.

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

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court by plaintiff Mercedes Castillo that challenged the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint was brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were allegedly used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On May 28, 2002, the Court granted the motion of Marcus Shore to withdraw as a named plaintiff and denied plaintiffs’ motion to add new persons as named plaintiffs. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all of plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification was moot. Following appeal by the plaintiff, both of those decisions were affirmed by the Ohio Court of Appeals on September 9, 2003. The plaintiff filed a notice of appeal of the decision by the Ohio Court of Appeals on October 24, 2003. The Company intends to defend this lawsuit vigorously. On October 31, 2003, a lawsuit seeking class action containing allegations similar to those made in the Castillo case was filed against NLIC in Arizona federal court by plaintiff Robert Helman (Robert Helman et al v. Nationwide Life Insurance Company et al). This case is in a very preliminary stage, and the Company is in the process of evaluating its merits.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court titled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 6, 2001 to include class action allegations, and have subsequently amended their complaint twice. As amended, in the current complaint, the plaintiffs seek to represent a class of retirement plans that purchased variable annuities from NLIC to fund qualified ERISA retirement plans. Plaintiffs allege that the retirement plans purchased variable annuity contracts from the Company that allowed plan participants to invest in funds that were offered by separate mutual fund companies; that the Company was a fiduciary under ERISA and that the Company breached its fiduciary duty when it accepted certain fees from the mutual fund companies. The complaint seeks disgorgement of some or all of the fees allegedly received by the Company and other unspecified relief for restitution, along with declaratory and injunctive relief and attorneys’ fees. On December 3, 2001, the plaintiffs filed a motion for class certification. Plaintiffs filed a supplement to that motion on September 19, 2003. The Company is opposing that motion. On August 28, 2003, the Company filed a motion for summary judgment. Plaintiffs are expected to oppose that motion. The Company intends to defend this lawsuit vigorously.

On May 1, 2003, a class action was filed against NLIC in the United States District Court for the Eastern District of Louisiana, entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The Complaint alleges that in 2001, plaintiff Edward Miller purchased three group modified single premium variable annuities issued by NLIC. Plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contracts that contract holders could transfer assets without charge among the various funds offered in the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. Plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. Plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar contracts issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. NLIC’s motion to dismiss the complaint was granted by the Court on October 28, 2003.

In September 2000, NRS, the Company’s public sector retirement plan subsidiary, was named in a lawsuit filed in Kentucky federal court titled Monumental Life Insurance Company v. Nationwide Retirement Solutions. The plaintiff, a third party provider of universal and term life insurance products for NRS, claimed, among other things, that NRS had breached its contractual relationship with and fiduciary duty to the plaintiff when NRS modified its business model for the public sector marketplace. On February 20, 2003, the Court reached a verdict in this case, finding against NRS and awarding the plaintiff $28.0 million in damages. On March 10, 2003, NRS filed post-trial motions for a new trial on the breach of contract claim, and for a judgment notwithstanding the verdict on the breach of fiduciary claim, including in the alternative a request for a new trial. On May 29, 2003, and before NRS’ motions were fully briefed, the parties reached an agreement on the essential terms of a settlement. The Court was informed and all proceedings stayed pending final resolution by the parties. On August 22, 2003 the parties executed a settlement agreement and an agreed order of dismissal was filed on August 27, 2003. The settlement amount, net of insurance recoveries, was within the reserves previously accrued by the Company for this case.

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

The parties to the Butler and Smith cases entered into a stipulation of settlement dated October 9, 2002 and the Court granted preliminary approval of that settlement on October 10, 2002. Under that stipulation of settlement, the parties have agreed to a resolution of all the class and derivative claims asserted in both actions. The Court held a fairness hearing on the settlement on December 17, 2002. The Court approved the settlement by Final Order and Judgment entered on April 17, 2003. NLICA paid the plaintiff’s legal fees and expenses on April 25, 2003. By notice of appeal dated May 1, 2003, an objector to the settlement appealed the Final Order and Judgment to the Superior Court of Pennsylvania. The Company intends to defend against this appeal vigorously.

On October 9, 2003, NLICA was named as one of twenty-six defendants in a lawsuit filed in the U.S. District Court for the Middle District of Pennsylvania titled Steven L. Flood, Luzerne County Controller and the Luzerne County Retirement Board on behalf of the Luzerne County Employee Retirement System v. Thomas A. Makowski, Esq., et al. NLICA is a defendant as successor in interest to Provident, which is alleged to have entered into four agreements to manage assets and investments of the Luzerne County Employee Retirement System (the Plan). In their complaint, the plaintiffs allege that NLICA aided and abetted certain other defendants in breaching their fiduciary duties to the Plan. Plaintiffs also allege that NLICA violated the Racketeer Influenced and Corrupt Organizations Act by engaging in and conspiring to engage in an improper scheme to mismanage funds in order to collect excessive fees and commissions and that NLICA was unjustly enriched by the allegedly excessive fees and commissions. The complaint seeks treble compensatory damages, punitive damages, a full accounting, imposition of a constructive trust on all funds paid by the Plan to all defendants, pre- and post-judgment interest, and costs and disbursements, including attorneys’ fees. The plaintiffs seek to have each defendant judged jointly and severally liable for all damages. This lawsuit is in a very preliminary stage, and the Company intends to defend it vigorously.

There can be no assurance that any such litigation will not have a material adverse effect on the Company in the future.

ITEM 2	Changes in Securities and Use of Proceeds

Pursuant to the Stock Retainer Plan for Non-Employee Directors, 2,359 shares of Class A common stock were issued by NFS during the third quarter of 2003, at an average price of $30.47 per share to NFS’ directors as partial payment of the $50,000 annual retainer paid by NFS to the directors in consideration of serving as directors of NFS. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Submission of Matters to a Vote of Security Holders

None.

ITEM 5	Other Information

None.

ITEM 6	Exhibits and Reports on Form 8-K

(a)	Exhibits:

18	Letter regarding change in accounting principle from KPMG LLP.

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark R. Thresher pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing).

32.2	Certification of Mark R. Thresher pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing).

(b)	Reports on Form 8-K:

On July 29, 2003, NFS filed a Current Report on Form 8-K in connection with the release of quarterly earnings results.

On August 21, 2003, NFS filed a Current Report on Form 8-K in connection with the election of Martha Miller de Lombera to its Board of Directors.

On September 16, 2003, NFS filed a Current Report on Form 8-K in connection with A.M. Best Company’s revised debt ratings of NFS.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

Date: November 12, 2003	/s/ Mark R. Thresher

Mark R. Thresher, Senior Vice President — Chief Financial Officer