Form 10-K
period 2003-12-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2004-03-11
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes ☒      No ☐

The aggregate market value of voting stock held by non-affiliates on June 30, 2003 was $1,824,792,158.

The number of shares outstanding of each of the registrant’s classes of common stock on March 1, 2004 was as follows:

Class A Common Stock (par value $0.01 per share) 65,586,448 shares issued and 56,276,197 shares outstanding

Class B Common Stock (par value $0.01 per share) 95,633,767 shares issued and outstanding

        (Title of Class)

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders

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

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, Private and Public Sector pension plans and other investment products sold to institutions, life insurance and advisory services. The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists and certified public accounting firms. Representatives of the Company who market products directly to a customer base include Nationwide Retirement Solutions, The 401(k) Company, TBG Financial and Nationwide Provident agents. The Company also distributes retirement savings products through the agency distribution force of its ultimate parent company, Nationwide Mutual Insurance Company (NMIC), (Nationwide agents). The Company believes its diverse range of competitive product offerings and strong distributor relationships position it to compete effectively in the rapidly growing retirement savings market under various economic conditions.

The Company has grown its customer base in recent years as a result of its long-term investments in developing the distribution channels necessary to reach its target customers and the products required to meet the demands of these customers. The Company believes its growth has been enhanced further by favorable demographic trends and the growing tendency of Americans to supplement traditional sources of retirement income with self-directed investments, such as products offered by the Company. From 1997 to 2003, the Company’s customer funds managed and administered grew from $57.46 billion to $132.06 billion, a compound annual growth rate of 12.62%. Asset growth during this period resulted from net flows into the Company’s products, interest credited to and market appreciation of policyholder account values, and acquisitions, including Nationwide Provident, as described in note 18 to the consolidated financial statements included in the F pages of this report. While the Company benefited from rising equity markets in the late 1990’s, 2002 was the third consecutive year of net declines in the U.S. equity markets, although the market posted gains in 2003. Declining equity markets reduce the revenues the Company earns on many of its products and may also result in lower customer demand for certain retirement savings products offered by the Company.

Capital Stock Transactions

Nationwide Corporation (Nationwide Corp.) owns all of the outstanding shares of Class B common stock of NFS, which represented 63.0% of the economic interests in NFS and 94.4% of the combined voting power of the stockholders of NFS as of December 31, 2003. Nationwide Corp. is a majority owned subsidiary of NMIC.

In June 2002, NFS exchanged all of its shares of common stock of Gartmore Global Investments, Inc., a majority owned subsidiary, and Nationwide Securities, Inc., an indirect wholly owned subsidiary, for approximately 9.1 million shares of NFS Class B common stock held by Nationwide Corp. See note 19 to the consolidated financial statements included in the F pages of this report.

NFS issued 31.9 million shares of its Class A common stock as partial consideration in the acquisition of 100 percent of the economic and voting interests of NLICA. See note 18 to the consolidated financial statements included in the F pages of this report.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

Individual Annuity segment revenues, pre-tax operating earnings and account values are summarized in the following table.

(in millions)	2003	2002	2001
Total revenues	$1,427.4	$1,235.0	$1,101.7
Pre-tax operating earnings (loss)	189.7	(118.9)	227.2
Account values as of year end	49,307.3	40,896.5	42,186.7

In addition, a number of the Company’s competitors offer variable annuities with more robust living benefits (including income benefits and withdrawal benefits) than the Company offers. The Company has elected to offer more limited living benefit features that meet the Company’s risk/return profile. During 2003, the Company discontinued offering products with guaranteed minimum income benefits. Also in 2003, the Company began offering products with guaranteed minimum accumulation benefits. See note 7 to the consolidated financial statements included in the F pages of this report for the additional discussion.

The Company is one of the leaders in the development and sale of individual annuities. As of December 31, 2003, the Company was the 9th largest writer of individual variable annuity contracts in the U.S., according to The Variable Annuity Research & Data Service (VARDS). The Company was ranked 8th in 2002 and 4th in 2001. The Company believes that demographic trends and shifts in attitudes toward retirement savings will continue to support increased consumer demand for its individual annuity products. The Company also believes that it possesses distinct competitive advantages in the market for variable annuities. Some of the Company’s most important advantages include its innovative product offerings and strong relationships with independent well-known fund managers. The Company’s principal annuity product series, The BEST of AMERICA, allows the customer to choose from over 60 investment options, which includes funds managed by many of the premier U.S. mutual fund managers. The Company also sells individual fixed annuities, primarily through the financial institutions channel. According to The Kehrer Report, as of December 31, 2003, the Company was the 5th largest provider of individual fixed annuities in financial institutions.

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

The Company believes that the variable annuity business is attractive because it generates fee income. In addition, because the investment risk on variable annuities is borne principally by the customer and not the Company, the variable annuity business requires significantly less capital support than fixed annuity and traditional life insurance products. The Company receives income from variable annuity contracts primarily in the form of asset fees. Most of the Company’s variable annuity products provide for a contingent deferred sales charge, also known as a “surrender charge” or “back-end load,” that is assessed against premium withdrawals in excess of specified amounts made during a specified period, usually the first seven years of the contract. Surrender charges are intended to protect the Company from withdrawals early in the contract period, before the Company has had the opportunity to recover its sales expenses. Generally, surrender charges on individual variable annuity products are 7% of deposits withdrawn during the first year, scaling ratably to 0% for the eighth year and beyond. All of the Company’s individual variable annuity products include guaranteed minimum death benefit (GMDB) features. The GMDB generally provides a benefit if the annuitant dies and the policyholder contract value is less than a specified amount, which may be based on the premiums paid less amounts withdrawn or a policyholder contract value on a specified anniversary date. See note 7 to the consolidated financial statements included in the F pages of this report for additional discussion of the GMDB types offered by the Company.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The Company’s variable annuity products consist almost entirely of flexible premium deferred variable annuity (FPVA) contracts. Such contracts are savings vehicles in which the customer makes a single deposit or series of deposits. The customer has the flexibility to invest in mutual funds managed by independent investment managers, including an affiliate of the Company. Deposit intervals and amounts are flexible and therefore, subject to variability. The value of a variable annuity fluctuates in accordance with the investment experience of the mutual funds chosen by the customer. The customer is permitted to withdrawal all or part of the accumulated value of the annuity, less any applicable surrender charges. As specified in the FPVA contract, the customer generally can elect from a number of payment options that provide either a fixed or variable stream of benefit payment.

Fixed options are available to customers who purchase certain of the Company’s variable annuities by designation of some or all of their deposits to such options. A fixed option offers the customer a guarantee of principal and a guaranteed interest rate for a specified period of time. Such contracts have no maturity date and remain in-force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income stream for life or for a fixed number of years.

Fixed annuity products are marketed to individuals who choose to allocate long-term savings to products that provide a guarantee of principal, a stable net asset value and a guarantee of the interest rate to be credited to the principal amount for a specified period of time. The Company’s individual fixed annuity products are distributed through its unaffiliated and affiliated channels and include single premium deferred annuity (SPDA) contracts, flexible premium deferred annuity (FPDA) contracts and single premium immediate annuity (SPIA) contracts. The Company invests fixed annuity customer deposits at its discretion in its general account investment portfolio, while variable annuity customer deposits are invested in mutual funds as directed by the customer and are held in the Company’s separate account. Unlike variable annuity assets that are held in the Company’s separate account, the Company bears the investment risk on assets held in its general account. The Company attempts to earn a spread by investing a customer’s deposits for higher yields than the interest rate it credits to the customer’s fixed annuity contract.

During 2003, the average crediting rate on contracts (including the fixed option under the Company’s variable contracts) in the Individual Annuity segment was 4.31%.

The Company offers individual variable annuities under The BEST of AMERICA brand name. The Company also markets individual variable annuities as “private label” products.

Individual The BEST of AMERICA Products.  The Company’s principal individual FPVA contracts are sold under the brand name The BEST of AMERICA, but the Company offers additional FPVA contracts under different names. The BEST of AMERICA brand name individual variable annuities, which includes the fixed option of individual variable annuities, accounted for $4.07 billion (61%) of the Company’s Individual Annuity segment sales in 2003 and $31.06 billion (63%) of the Company’s Individual Annuity segment account values as of year-end. During 2003, the Company launched a series of new products designed to allow for greater specialization of product design by distribution channel. New liquidity options are designed to meet the needs of annuity buyers who prefer surrender charges that terminate in fewer than the standard seven to eight years. In addition, these products include a greater array of death and living benefit options, including Capital Preservation Plus, a guaranteed minimum accumulation benefit that assures a return of invested principal over periods of five to ten years. As of December 31, 2003, Capital Preservation Plus option account values totaled $248.8 million. Effective in 2003, guaranteed minimum income benefits are no longer offered on new business. America’s Marketflex Annuity, a specialty variable annuity offering tactical asset allocation services, attracted consumer interest in 2003 with sales of $321.0 million. All of the products generate asset fees and may also generate administration fees for the Company.

Private Label Individual Variable Annuities.  These products accounted for $659.3 million (10%) of the Company’s Individual Annuity segment sales in 2003 and $7.12 billion (14%) of the Company’s Individual Annuity segment account values as of year-end. The Company has developed several private label variable annuity products in conjunction with other financial intermediaries. The products allow financial intermediaries to market products with substantially the same features as the Company’s brand name products to their own customer bases under their own brand names. The Company believes these private label products strengthen the Company’s ties to certain significant distributors of the Company’s products. These contracts generate asset fees and may also generate administration fees for the Company.

Individual Deferred Fixed Annuity Contracts.  Deferred fixed annuities consist of SPDA and FPDA contracts. Total deferred fixed annuities accounted for $1.83 billion (27%) of the Company’s Individual Annuity segment sales in 2003 and $8.63 billion (18%) of the Company’s Individual Annuity segment account values as of year-end. SPDA and FPDA contracts are distributed primarily through broker/dealers, financial institutions and Nationwide agents. SPDA contracts are savings vehicles in which the customer makes a single deposit with the Company. The Company guarantees the customer’s principal

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

and credits the customer’s account with earnings at an interest rate that is stated and fixed for an initial period, typically at least one year and subject to minimum crediting rates generally ranging from 1.5% to 3.5%. The Company also offers SPDA contracts where the interest rate is guaranteed for a specific number of years, typically five, where the interest rate increased by 15 basis points in years two through five. Thereafter, the Company resets, typically annually, the interest rate credited to the contract based upon market and other conditions. SPDA contracts have no maturity date and remain in-force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income for life or for a fixed number of years. FPDA contracts are typically marketed to teachers and employees of tax-exempt organizations as tax-qualified retirement programs. Under these contracts, the Company accepts a single deposit or a series of deposits. Deposits at intervals and amounts are flexible and therefore, subject to variability. FPDA contracts contain substantially the same guarantee of principal and interest rate terms included in the Company’s SPDA contracts. No front-end sales charges are imposed on SPDA and FPDA contracts. However, all such contracts provide for the imposition of certain surrender charges, which are assessed against premium withdrawals in excess of specified amounts and which occur during the surrender charge period. The surrender charges are usually set within the range of 0% to 7% and typically decline from year to year, disappearing after seven contract years.

Individual Single Premium Immediate Annuity Contracts.  The Company offers both fixed and variable SPIA contracts. SPIA contracts accounted for $135.0 million (2%) of the Company’s Individual Annuity segment sales in 2003 and $1.79 billion (4%) of the Company’s Individual Annuity account segment values as of year-end. The Company’s SPIA contracts are offered through its affiliated and unaffiliated distribution channels and are offered as either direct purchases or as fixed annuity options under the Company’s various individual and group annuity contracts. SPIAs are annuities that require a one-time deposit in exchange for guaranteed, periodic annuity benefit payments, often for the contract holder’s lifetime. Persons at or near retirement age who desire a steady stream of future income often purchase SPIA contracts.

INSTITUTIONAL PRODUCTS

The Institutional Products segment is comprised of the Company’s Private and Public Sector group retirement plans, medium-term note program and structured products initiatives. The Private Sector includes the 401(k) business generated through variable and fixed group annuities, Nationwide Trust Company, FSB (Nationwide Trust Company) and The 401(k) Company. The Public Sector includes the Internal Revenue Code (IRC) Section 457 business in the form of fixed and variable annuities as well as administration-only business.

Institutional Products segment revenues, pre-tax operating earnings and account values are summarized in the following table.

(in millions)	2003	2002	2001
Total revenues	$1,122.8	$1,079.2	$1,125.8
Pre-tax operating earnings	244.8	207.0	209.4
Account values as of year end	68,830.6	49,798.4	50,417.3

Institutional products are generally offered as variable or fixed group annuities to employers for use in employee benefit programs and are distributed through unaffiliated and affiliated channels, as well as through Nationwide agents. In recent years, an increasing amount of business has been sold through the Company’s trust product, rather than group annuity products, which has been an attractive product in the marketplace. Also, the Company’s distribution for the pensions business has shifted from pension plan administrators to an increasing amount written by independent broker/dealers and other intermediaries.

The Company’s variable group annuity contracts provide the individual participants the ability to invest in mutual funds managed by independent investment managers and an affiliate of NMIC. Deposit intervals and amounts are flexible and therefore, subject to variability. The value a variable group annuity fluctuates in accordance with the investment experience of the mutual funds chosen by the participants. The participants are permitted to withdraw all or part of the accumulated value of the annuity only in accordance with IRS regulations or be subject to a tax penalty. As specified in the FPVA contract, participants generally can elect from a number of payment options that provide either fixed or variable benefit payments. The Company receives income from variable group group annuity contracts primarily in the form of asset and administration fees. In addition, most of the Company’s variable annuity products provide for a contingent deferred sales charge, also known as a “surrender charge” or “back-end load,” that is assessed against premium withdrawals in excess of specified amounts made

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

during a specified period, usually the first seven years of the contract. Surrender charges are intended to protect the Company from withdrawals early in the contract period, before the Company has had the opportunity to recover its sales expenses.

The Company’s fixed group annuity contracts provide the individual participants a guarantee of principal and a guaranteed interest rate for a specified period of time. The Company attempts to earn a spread by investing participants’ deposits for higher yields than the interest rate credited to the participants’ account value.

During 2003, the average crediting rate on fixed group annuity contracts (including the fixed option under the Company’s variable group contracts) in the Institutional Products segment was 3.71%.

The Company markets employer-sponsored group annuities to both public sector employees for use in connection with plans described under Section 457 of the IRC and to private sector employees for use in connection with IRC Section 401(k) plans. These private sector employer-sponsored group annuities are marketed under several brand names, including The BEST of AMERICA Group Pension Series.

The BEST of AMERICA Group Pension Series.  These products are offered as group annuity contracts as well as trust products by Nationwide Trust Company. The Best of America group annuity products accounted for $2.03 billion (24%) of the Company’s Institutional Products segment sales in 2003 and $9.82 billion (14%) of the Company’s Institutional Products account values as of year-end, while the trust products accounted for $2.11 billion (25%) of sales in 2003 and $6.21 billion (9%) of account values as of year-end. The BEST of AMERICA group products are typically offered only on a tax-qualified basis. These products may be structured with a variety of features that may be arranged in over 600 combinations of front-end loads, back-end loads and asset-based fees.

Section 457 Group Annuity Contracts.  These group annuity contracts accounted for $1.44 billion (17%) of the Company’s Institutional Products segment sales in 2003 and $13.91 billion (20%) of the Company’s Institutional Products segment account values as of year-end. The Company offers a variety of group variable annuity contracts that are designed primarily for use in conjunction with plans described under IRC Section 457. Section 457 permits employees of state and local governments to defer a certain portion of their annual income and invest such income on a tax-deferred basis. These contracts typically generate an annual asset fee and may also generate annual administration fees for the Company.

Administration-Only Contracts.  The Company offers administration and record-keeping services to IRC Section 457 plans outside of a group annuity contract. These contracts accounted for $1.74 billion (21%) of the Company’s Institutional Products segment sales in 2003 and $20.63 billion (30%) of the Company’s Institutional Products segment account values as of year-end. In the past two years, the Company has experienced a shift in product mix from group annuity contracts to more administration-only cases. The Company generally collects a fee calculated as a percentage of plan assets.

Nationwide Provident Group Annuities.  Nationwide Provident sells Selector+ Group Variable Annuities, which accounted for $366.4 million (4%) of Institutional Products segment sales in 2003 and provide a diversified investment menu of “All Pro” separate accounts. The All Pro series of separate accounts is a series of multi-managed, style-specific separate accounts developed in conjunction with Wilshire Associates, Inc. The All Pro series of separate accounts are used in the STAR Program to develop asset allocation models. The STAR Program was developed to address the needs of plan sponsors making investment decisions to meet the stated objectives of their plan. The Selector+ Group Variable Annuity is only available for qualified retirement plans and has the flexibility to enable producers to choose from asset-based fees, deposit-based fees or a combination of both.

Medium-Term Note Program.  The Company’s medium-term note program represents sales of funding agreements that secure notes issued through an unrelated third party trust. This program was launched in July 1999 as a means to expand spread-based product offerings. Sales of funding agreements totaled $725.0 million in 2003 and accounted for $4.61 billion (7%) of the Company’s Institutional Products segment account values as of year-end. Sales under the Company’s medium-term note program are not included in the Company’s sales data, as they do not produce steady production flow that lends itself to meaningful comparisons.

Structured Products.  Structured products transactions include structuring, selling and managing investment programs, including securitizations. The Company utilizes structuring technology to optimize portfolio management decisions, generate income and increase assets under management. Structured product transactions completed by the Company to date include a collateralized bond obligation, commercial mortgage loan securitizations and low income housing tax credit syndications.

LIFE INSURANCE

The Life Insurance segment consists of investment life products, including both individual variable life and corporate-owned life insurance (COLI) products, traditional life insurance products, universal life insurance, Nationwide Provident life

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

The Company distributes its life insurance products through its unaffiliated distribution channels, Nationwide Provident agents and Nationwide agents. The Company’s primary target markets for its life insurance products include customers to whom the accumulation of cash values is important.

Life Insurance segment revenues, pre-tax operating earnings, policy reserves and life insurance in-force are summarized in the following table.

(in millions)	2003	2002	2001
Total revenues	$1,351.9	$1,004.2	$834.8
Pre-tax operating earnings	215.2	186.7	189.7
Life insurance policy reserves as of year end	13,897.1	12,158.9	8,099.2
Life insurance in-force as of year end	109,452.7	105,794.7	70,451.6

Universal Life and Variable Universal Life Insurance Products.  The Company offers universal life insurance and variable universal life insurance products including both flexible premium and single premium designs. These products provide life insurance under which the benefits payable upon death or surrender depend upon the policyholder’s account value. Universal life insurance provides whole life insurance with flexible premiums and adjustable death benefits. For universal life insurance, the policyholder’s account value is credited based on an adjustable rate of return set by the Company relating to current interest rates. For variable universal life insurance, the policyholder’s account value is credited with the investment experience of the mutual funds chosen by the customer. The variable universal life insurance products also typically include a general account guaranteed interest investment option. The Company’s variable universal life insurance products are marketed under the Nationwide Provident brand name and the Company’s The BEST of AMERICA brand name, which have the same wide range of investment options as the Company’s variable annuity products. These products are distributed on an unaffiliated basis by independent broker/dealers, wirehouse and regional firms and financial institutions, and on an affiliated basis by Nationwide Provident agents and Nationwide agents.

Traditional Life Insurance Products.  The Company offers whole life and term life insurance. Whole life insurance combines a death benefit with a savings plan that increases gradually in amount over a period of years. The customer generally pays a level premium over his or her expected lifetime. Whole life insurance contracts allow the customer to borrow against the savings and also has the option of surrendering the policy and receiving the accumulated cash value rather than the death benefit. Term life insurance provides only a death benefit without any savings component. Nationwide Provident agents and Nationwide agents distribute these traditional life insurance products.

COLI and Bank-Owned Life Insurance (BOLI) Products.  Corporations purchase COLI, whereas banks purchase BOLI to fund non-qualified benefit plans. Corporations or banks may make a single premium payment or a series of premium payments. For fixed COLI and BOLI products, premium payments are credited with a guaranteed interest rate that is fixed for a specified period of time. For variable COLI and BOLI products, the contractholder’s account value is credited with the investment experience of the mutual funds selected by the contractholder. COLI and BOLI products are sold through life insurance specialists, including TBG Financial, a majority owned subsidiary of NFS.

Marketing and Distribution

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, wirehouse and regional firms, pension plan administrators, financial institutions, life insurance specialists and certified public accountants. Representatives, or affiliated entities, of the Company who market products directly to a customer base include Nationwide Retirement Solutions, The 401(k) Company, TBG Financial and Nationwide Provident agents. The Company also distributes retirement savings products through the agency distribution force of its ultimate parent company, NMIC. The Company provides, through both its affiliated and unaffiliated channels, the means for employers sponsoring tax-favored retirement plans (such as those described in IRC Sections 401(k) and 457) to allow their employees to make contributions to such plans through payroll deductions. Typically, the Company receives the right from an employer to market products to employees and arranges to deduct periodic deposits from the employees’ regular paychecks. The Company believes that the payroll deduction market is

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

characterized by more predictable levels of sales than other markets because these customers are less likely, even in times of market volatility, to stop making annuity deposits than customers in other markets. In addition, the Company believes that payroll deduction access to customers provides significant insulation from competition by providing the customer with a convenient, planned method of periodic saving. In both the Private Sector market, where the Company’s products are distributed primarily through unaffiliated entities, and in the Public Sector market, where the Company’s products are distributed primarily by affiliated entities, payroll deduction is the primary method used for collecting premiums and deposits.

A table showing sales by distribution channel for each of the last three years is presented in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

UNAFFILIATED ENTITIES

Independent Broker/Dealers and Wirehouse and Regional Firms.  The Company sells individual annuities, group retirement plans and life insurance through independent broker/dealers and wirehouse and regional firms in all 50 states and the District of Columbia. The Company believes that it has developed strong broker/dealer relationships based on its diverse product mix, large selection of fund options and administrative technology. In addition to such relationships, the Company believes its financial strength and the Nationwide and The BEST of AMERICA brand names are competitive advantages in these distribution channels. The Company regularly seeks to add new broker/dealers and wirehouse and regional firms to its distribution network.

Pension Plan Administrators.  The Company markets group retirement plans organized pursuant to Section 401 of the IRC sponsored by employers as part of employee retirement programs through regional pension plan administrators. The Company has also linked pension plan administrators with the financial planning community to sell group pension products. The Company targets employers having between 25 and 2,000 employees because it believes that these plan sponsors tend to require extensive record-keeping services from pension plan administrators and therefore are more likely to become long-term customers.

Financial Institutions.  The Company markets individual variable and fixed annuities (under its brand names and on a private label basis), 401(k) pension plans and life insurance through financial institutions, consisting primarily of banks and their subsidiaries. The Company believes that its expertise in training financial institution personnel to sell annuities and pension products, its breadth of product offerings, its financial strength, the Nationwide and The BEST of AMERICA brand names and the ability to offer private label products are competitive advantages in this distribution channel.

Life Insurance Specialists.  The Company markets COLI and BOLI through life insurance specialists, which are firms that specialize in the design, implementation and administration of executive benefit plans.

CPA Channel. The Company markets annuity products and life insurance through representatives of certain certified public accounting (CPA) firms.

AFFILIATED ENTITIES

Nationwide Retirement Solutions.  The Company markets various products and services, primarily on a retail basis through several subsidiary sales organizations to the Public Sector market. The Company markets group variable annuities and fixed annuities as well as administration and record-keeping services to state and local governments for use in their IRC Section 457 retirement programs. The Company believes that its existing relationships with state and local government entities and the Company’s sponsorship by such entities as the National Association of Counties (NACO), The United States Conference of Mayors (USCM) and The International Association of Fire Fighters (IAFF) provide it with distinct competitive advantages in this market. NACO sponsorship, which began in 1980 and has been renewed three times, expires December 31, 2005. USCM sponsorship, which began in 1979 and has been renewed twice, expires on December 31, 2004 and the IAAF sponsorship, which began in 2003, expires on March 31, 2008.

The 401(k) Company.  The 401(k) Company provides administrative and record-keeping services to employers in the Private Sector market for use in their IRC Section 401(k) retirement programs.

Nationwide Provident.  Nationwide Provident producers specialize in marketing asset accumulation, wealth preservation, life insurance, retirement and investment products to affluent individuals and business markets. Nationwide Provident’s products, primarily variable life insurance and group annuities, are distributed through career agents, independent agents and a pension sales force.

TBG Financial.  TBG Financial is a majority owned subsidiary of NFS engaged in the sale of COLI and BOLI business.

Nationwide Agents.  The Company sells traditional life insurance, universal life insurance, variable universal life insurance products and individual annuities through the licensed agency distribution force of its ultimate parent company, NMIC.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Nationwide agents primarily target the holders of personal automobile and homeowners’ insurance policies issued by NMIC and affiliated companies. Nationwide agents exclusively sell Nationwide products and may not offer products that compete with those of the Company.

CORPORATE SEGMENT

The Corporate segment consists of net investment income not allocated to the three product segments, unallocated expenses, interest expense on debt, revenues and expenses of the Company’s advisory services program and non-insurance subsidiaries not included in other segments and, in 2001, goodwill amortization.

Corporate segment operating revenues, interest expense on debt and pre-tax operating loss (which excludes non-securitization related net realized gains and losses on investments, hedging instruments and hedged items) are summarized in the following table.

(in millions)	2003	2002	2001
Total operating revenues[1]	$118.4	$57.7	$23.2
Interest expense on debt	(96.1)	(76.8)	(54.9)
Pre-tax operating loss[1]	(46.8)	(53.0)	(43.1)
Net realized losses on investments, hedging instruments and hedged items not related to securitizations	(85.1)	(88.3)	(15.0)

Loss from continuing operations before federal income taxes	$(131.9)	$(141.3)	$(58.1)

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

Reinsurance

The Company follows the industry practice of reinsuring a portion of its life insurance and annuity risks with other companies in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. The maximum amount of individual ordinary life insurance retained by the Company on any one life is $4.0 million. The Company cedes insurance primarily on an automatic basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria and on a facultative basis, under which the reinsurer’s prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company has entered into reinsurance contracts to cede a portion of its general account individual annuity business. Total recoveries due from these contracts were $636.0 million and $362.3 million as of December 31, 2003 and 2002, respectively. Under the terms of the contracts, trusts have been established as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in each of the underlying contracts. The Company has no other material reinsurance arrangements with unaffiliated reinsurers. The only sizable reinsurance agreements the Company has with affiliates are the modified coinsurance agreements pursuant to which NLIC reinsured all of its accident and health insurance business not ceded to unaffiliated reinsurers to other members of Nationwide as described in note 19 to the consolidated financial statements included in the F pages of this report.

Ratings

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating organizations continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company’s ratings could have a material adverse effect on the Company’s ability to market its products and could increase the rate of surrender of the Company’s products. Both of these consequences could, depending upon the extent thereof, have a material adverse effect on the Company’s liquidity and, under certain circumstances, net income. NLIC (and its insurance company subsidiary) and NLICA (and its insurance company subsidiaries) are rated “A+” (Superior) and “A” (Excellent), respectively, by A.M. Best Company, Inc. (A.M. Best) and both NLIC and NLICA’s claims-paying ability/financial strength are rated “Aa3” (Excellent) by Moody’s Investors Service, Inc. (Moody’s) and “AA-” (Very Strong) by Standard & Poor’s, a Division of The McGraw-Hill Companies, Inc. (S&P).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The foregoing ratings reflect each rating agency’s opinion of NLIC and NLICA’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed toward the protection of investors. Such factors are of concern to policyholders, agents and intermediaries. Furthermore, ratings organizations utilize proprietary capital adequacy models in the process of establishing ratings for the Company and certain subsidiaries. The Company is at risk to changes in these models and the impact that changes in the underlying business that it is engaged in can have on such models. To mitigate this risk, the Company maintains regular communications with the rating agencies and performs evaluations using such capital adequacy models and considers such models in the design of transactions to minimize the adverse impact of this risk.

The Company’s financial strength is also reflected in the ratings of the senior notes, capital and preferred securities of subsidiary trusts and commercial paper. The senior notes are rated “a-” by A.M. Best, “A3” by Moody’s and “A-” by S&P. The capital and preferred securities issued by subsidiary trusts are rated “bbb” by A.M. Best, “Baa1” by Moody’s and “BBB” by S&P. The commercial paper issued by NLIC is rated “AMB-1” by A.M. Best, “P-1” by Moody’s and “A-1+” by S&P.

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

On November 12, 1999, the Gramm-Leach-Bliley Act (the Act) was signed. The Act modernizes the regulatory framework for financial services in the U. S., which allows banks, securities firms and insurance companies to affiliate more directly than they have been permitted to do in the past. While the Act facilitates these affiliations, to date no significant competitors of the Company have acquired, or been acquired by, a banking entity under authority of the Act. Nevertheless, it is not possible to anticipate whether such affiliations might occur in the future.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

As part of their routine regulatory oversight process, state insurance departments periodically conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the insurance departments of multiple states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). The most recently completed examinations of NLIC and Nationwide Life and Annuity Insurance Company was conducted by the Ohio Department of Insurance for the five-year period ended December 31, 2001. The most recently completed examination of NLICA was conducted by the Pennsylvania Insurance Department (PID) for the four-year period ended December 31, 1997. The PID recently began an examination of NLICA for the five-year period ended December 31, 2002. The most recently completed examination of Nationwide Life and Annuity Company of America was conducted by the Delaware Insurance Department for the three-year period ended December 31, 2000. The final reports of these completed examinations did not result in any significant issues or adjustments.

In recent years, a number of life and annuity insurers have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these insurers have incurred or paid substantial amounts in connection with the resolution of such matters. In addition, state insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations. NLIC and Nationwide Life and Annuity Insurance Company are currently undergoing regulatory market conduct examinations in six states. Other than these market conduct examinations, none of the Company’s insurance subsidiaries is the subject of any such investigation by any state insurance regulatory authority. The Company’s insurance subsidiaries continuously monitor sales, marketing and advertising practices and related activities of their agents and personnel and provide continuing education and training in an effort to ensure compliance with applicable insurance laws and regulations. There can be no assurance that any non-compliance with such applicable laws and regulations would not have a material adverse effect on the Company.

REGULATION OF DIVIDENDS AND OTHER PAYMENTS FROM INSURANCE SUBSIDIARIES

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the 12-month period ending as of the prior December 31. During the year ended December 31, 2003, NLIC paid dividends of $60.0 million to NFS. As of January 1, 2004, based on statutory financial results as of and for the year ended December 31, 2003, NLIC could pay dividends totaling $284.6 million without obtaining prior approval. In February 2004, NLIC obtained prior approval from the Ohio Department of Insurance to pay a dividend to NFS in the amount of $75.0 million because the December 31, 2003 statutory financial statements had not been filed at the time of the dividend. The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. Earned surplus is defined under the State of Ohio insurance laws as the amount equal to the Company’s unassigned funds as set forth in its most recent statutory financial statements, including net unrealized capital gains and losses or revaluation of assets. Additionally, following any dividend, an insurer’s policyholder surplus must be reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) that can inure to the benefit of the Company and its stockholders. The Company currently does not expect such regulatory requirements to impair its ability to pay operating expenses and dividends in the future.

The ability of NLICA to pay dividends is subject to regulation under Pennsylvania insurance law. Under Pennsylvania law, unless the Pennsylvania Insurance Department either approves payment or fails to disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions during any 12 month period if the total payments would exceed the same criteria as outlined in the paragraph above as it relates to NLIC’s limitations. No dividends were paid by NLICA in 2003. Also, in connection with the acquisition of Nationwide Provident, the PID ordered that no dividends could be paid out of NLICA for a period of three years without prior approval.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

Based on the formula adopted by the NAIC, all of the Company’s insurance subsidiaries’ adjusted capital exceeded the levels at which the Company would be required to take corrective action by a substantial amount as of December 31, 2003.

ASSESSMENTS AGAINST AND REFUNDS TO INSURERS

Insurance guaranty association laws exist in all states, the District of Columbia and Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. The amount and timing of any future assessment on or refund to the Company’s insurance subsidiaries under these laws cannot be reasonably estimated and are beyond the control of the Company and its insurance subsidiaries. A large part of the assessments paid by the Company’s insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company’s insurance subsidiaries’ premium taxes. For the years ended December 31, 2003, 2002 and 2001, the Company received net refunds of less than $0.1 million, $1.4 million and $0.3 million, respectively.

SECURITIES LAWS

Certain of the Company’s insurance subsidiaries and certain policies and contracts offered by them are subject to regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission (the Commission) and under certain state securities laws. Certain separate accounts of the Company’s insurance subsidiaries are registered as investment companies under the Investment Company Act of 1940, as amended (Investment Company Act). Separate account interests under certain variable annuity contracts and variable insurance policies issued by the Company’s insurance subsidiaries are also registered under the Securities Act of 1933, as amended. Certain other subsidiaries of the Company are registered as broker/dealers under the Securities Exchange Act of 1934, as amended (Securities Exchange Act) and are members of, and subject to regulation by, the National Association of Securities Dealers.

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

UNITARY SAVINGS AND LOAN HOLDING COMPANY STATUS

Nationwide Trust Company, a wholly owned subsidiary of the Company, is a limited-purpose federal savings bank chartered by the Office of Thrift Supervision of the U.S. Department of the Treasury (the OTS). Nationwide Trust Company is subject to comprehensive regulation and periodic examination by the OTS. As a result of the Company’s ownership of Nationwide Trust Company, the Company is a unitary savings and loan holding company subject to regulation by the OTS and to the provisions of the Savings and Loan Holding Company Act (the S&L Holding Company Act). As a unitary savings and loan holding company, the Company generally is not restricted as to the types of business activities in which it may engage so long as the Nationwide Trust Company continues to meet the qualified thrift lender test (the QTL Test). Under the S&L Holding Company Act, existing unitary savings and loan holding companies such as the Company are grandfathered with full powers to continue and expand their current activities. However, if the Company should fail to qualify as a unitary savings

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

and loan holding company (as a result of failure of the QTL test or otherwise), then the types of activities in which the Company and its non-savings association subsidiaries would be able to engage would generally be limited to those eligible for bank holding companies (subject, however, to the Company’s ability to elect status as a financial holding company under the S&L Holding Company Act).

ERISA CONSIDERATIONS

On December 13, 1993, the U.S. Supreme Court issued its opinion in John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank holding that certain assets in excess of amounts necessary to satisfy guaranteed obligations held by Hancock in its general account under a participating group annuity contract are “plan assets” and therefore subject to certain fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended (ERISA). ERISA requires that fiduciaries perform their duties solely in the interest of ERISA plan participants and beneficiaries, and with the care, skill, prudence and diligence that a prudent person acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims. The Court imposed ERISA fiduciary obligations to the extent that the insurer’s general account is not reserved to pay benefits under guaranteed benefit policies (i.e. benefits whose value would not fluctuate in accordance with the insurer’s investment experience).

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

POTENTIAL TAX LEGISLATION

Congress has, from time to time, considered possible legislation that would eliminate many of the tax benefits currently afforded to annuity products. In fact, the Bush administration’s proposals to establish several new types tax-advantaged retirement and life savings accounts, each of which, if enacted as proposed, could materially reduce the tax advantages of purchasing variable annuity and cash value life insurance products as compared to other investment vehicles. Although the proposals were not enacted in 2003, those proposals, or other similar proposals, could be introduced for enactment in future periods.

Employees

As of December 31, 2003, the Company had approximately 5,259 employees. None of the employees of the Company are covered by a collective bargaining agreement and the Company believes that its employee relations are satisfactory.

Available Information

The Company files Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and other reports electronically with the Commission, which are available on the Commission’s web site (http://www.sec.gov). The Company also makes available on its web site under the SEC Filings Subsection of the Investor Relations area (http://www.nationwidefinancial.com), Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, free of charge. The Company’s Code of Conduct, Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Governance Committee Charter, Finance Committee Charter and other governance documents are also available on the Company’s web site listed above. Copies of these documents are also available from the Company free of charge. Requests for copies should be made to Kevin G. O’Brien, Vice President — Investor Relations, One Nationwide Plaza, Columbus, Ohio 43215-2220, or you may call (614) 677-5331.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ITEM 2 Properties

Pursuant to an arrangement between NMIC and certain of its subsidiaries, during 2003 the Company leased on average approximately 927,139 square feet of office space in the three building home office complex and in other offices in central Ohio. Also, approximately 120,000 square feet and 150,000 square feet of office space is located in Berwyn, Pennsylvania (leased) and Newark, Delaware (owned), respectively. The Company believes that its present facilities are adequate for the anticipated needs of the Company.

ITEM 3 Legal Proceedings

The Company is a party to litigation and arbitration proceedings and inquiries from regulatory bodies in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements.

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court by plaintiff Mercedes Castillo that challenged the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint was brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were allegedly used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On May 28, 2002, the Court granted the motion of Marcus Shore to withdraw as a named plaintiff and denied plaintiffs’ motion to add new persons as named plaintiffs. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all of plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification was moot. Following appeal by the plaintiff, both of those decisions were affirmed by the Ohio Court of Appeals on September 9, 2003. The plaintiff filed a notice of appeal of the decision by the Ohio Court of Appeals on October 24, 2003. The Ohio Supreme Court announced on January 21, 2004 that the appeal was not accepted and the time for reconsideration has expired.

On October 31, 2003, a lawsuit seeking class action status containing allegations similar to those made in the Castillo case was filed against NLIC in Arizona federal court by plaintiff Robert Helman (Robert Helman et al v. Nationwide Life Insurance Company et al). This lawsuit is in a very preliminary stage and the Company is evaluating its merits. The Company intends to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 6, 2001 to include class action allegations, and have subsequently amended their complaint twice. As amended, in the current complaint, the plaintiffs seek to represent a class of ERISA qualified retirement plans that purchased variable annuities from NLIC. Plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts, and that the Company acquired and breached ERISA fiduciary duties by accepting service payments from certain mutual funds that allegedly consisted of or diminished those ERISA plan assets. The complaint seeks disgorgement of some or all of the fees allegedly received by the Company and other unspecified relief for restitution, along with declaratory and injunctive relief and attorneys’ fees. On December 3, 2001, the plaintiffs filed a motion for class certification. Plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On January 30, 2004, the Company filed its Revised Memorandum in Support of Summary Judgment, and a Motion Requesting that the Court Decide Summary Judgment before Class Certification. Plaintiffs are opposing that motion. The Company intends to defend this lawsuit vigorously.

On May 1, 2003, a class action was filed against NLIC in the United States District Court for the Eastern District of Louisiana, entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The Complaint alleges that in 2001, plaintiff Edward Miller purchased three group modified single premium variable annuities issued by NLIC. Plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contracts that contract holders could transfer assets without charge among the various funds available through the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. Plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. Plaintiff seeks compensatory damages and rescission on behalf

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

of himself and a class of persons who purchased this type of annuity or similar contracts issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. The Company’s motion to dismiss the complaint was granted by the Court on October 28, 2003. Plaintiff has appealed that dismissal.

On January 21, 2004, the Company was named in a lawsuit filed in the U.S. District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In their complaint, the plaintiff alleges that the Company and/or its affiliated life insurance companies (1) tortiously interfered with the plaintiff’s contractual and fiduciary relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc. (collectively, “Waddell & Reed”), (2) conspired with and otherwise caused Waddell & Reed to breach its contractual and fiduciary obligations to the plaintiff, and (3) tortiously interfered with the plaintiff’s contractual relationship with policyholders of insurance policies issued by the plaintiff. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, and costs and disbursements, including attorneys’ fees. The plaintiff seeks to have each defendant judged jointly and severally liable for all damages. This lawsuit is in a very preliminary stage, and the Company intends to defend it vigorously.

NLICA was named as a defendant in a class action originally filed on or about January 11, 1999 entitled Butler v. Provident Mutual Life Insurance Company. That class action was brought in the Court of Common Pleas, Philadelphia County, Pennsylvania. That class action challenged the plan of Provident Mutual Life Insurance Company to convert from a mutual life insurance company into a stock life insurance company owned by a mutual holding company. After the Court entered an order on September 16, 1999 enjoining the completion of this plan without further disclosures to policyholders, the plaintiffs filed an amended complaint in the Summer of 2002 demanding that Provident consummate a proposed sponsored demutualization with the Company.

NLICA was also a nominal defendant in a derivative suit entitled Provident Mutual Life Insurance Company derivatively by Smith v. Kloss that was filed on or about July 10, 2000 in the Court of Common Pleas, Philadelphia County, Pennsylvania. Plaintiffs claimed that Provident’s directors breached their fiduciary duties and should be compelled to pursue a demutualization of Provident.

The parties to the Butler and Smith cases entered into a stipulation of settlement dated October 9, 2002 and the Court granted preliminary approval of that settlement on October 10, 2002. Under that stipulation of settlement, the parties agreed to a resolution of all the class and derivative claims asserted in both actions. The Court held a fairness hearing on the settlement on December 17, 2002. The Court approved the settlement by Final Order and Judgment entered on April 17, 2003. NLICA paid the plaintiff’s legal fees and expenses on April 25, 2003. By notice of appeal dated May 1, 2003, an objector to the settlement appealed the Final Order and Judgment to the Superior Court of Pennsylvania. By stipulation filed December 3, 2003, that appeal was discontinued and dismissed with prejudice.

On October 9, 2003, NLICA was named as one of twenty-six defendants in a lawsuit filed in the U.S. District Court for the Middle District of Pennsylvania entitled Steven L. Flood, Luzerne County Controller and the Luzerne County Retirement Board on behalf of the Luzerne County Employee Retirement System v. Thomas A. Makowski, Esq., et al. NLICA is a defendant as successor in interest to Provident, which is alleged to have entered into four agreements to manage assets and investments of the Luzerne County Employee Retirement System (the Plan). In their complaint, the plaintiffs allege that NLICA aided and abetted certain other defendants in breaching their fiduciary duties to the Plan. Plaintiffs also allege that NLICA violated the Racketeer Influenced and Corrupt Organizations Act by engaging in and conspiring to engage in an improper scheme to mismanage funds in order to collect excessive fees and commissions and that NLICA was unjustly enriched by the allegedly excessive fees and commissions. The complaint seeks treble compensatory damages, punitive damages, a full accounting, imposition of a constructive trust on all funds paid by the Plan to all defendants, pre- and post-judgment interest, and costs and disbursements, including attorneys’ fees. The plaintiffs seek to have each defendant judged jointly and severally liable for all damages. NLICA, along with virtually every other defendant, has filed a motion to dismiss the complaint for failure to state a claim. The plaintiffs have not yet filed their response to the motions to dismiss. The Company intends to defend this lawsuit vigorously.

The financial services industry, including mutual fund, variable annuity and distribution companies have been the subject of increasing scrutiny by regulators, legislators, and the media over the past year. Numerous regulatory agencies, including the Commission and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund companies on those issues. Investigations and enforcement actions have

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

also been commenced, on a smaller scale, regarding the sales practices of mutual fund and variable annuity distributors. These legal proceedings are expected to continue in the future. These investigations and proceedings could result in legal precedents, as well as new industry-wide legislation, rules or regulations that could significantly affect the financial services industry, including variable annuity companies. The Company has been contacted by regulatory agencies for information relating to market timing, late trading and sales practices. The Company is cooperating with these regulatory agencies and is responding to those information requests.

There can be no assurance that any such litigation or regulatory actions will not have a material adverse effect on the Company in the future.

ITEM 4 Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2003 no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART II

ITEM 5 Market for the Registrant’s Common Stock and Related Shareholder Matters

The Class A Common Stock of NFS is traded on the New York Stock Exchange under the symbol “NFS.” As of March 1, 2004, NFS had approximately 153,505 registered shareholders of Class A Common Stock.

There is no established public trading market for the Company’s Class B Common Stock. All 95,633,767 shares of Class B Common Stock are owned by Nationwide Corp.

Information regarding the high and low sales prices of NFS Class A Common Stock and cash dividends declared on such shares, as required by this item, is set forth in the following table:

Quarter Ended	High	Low	Quarter Close	Dividends Declared
March 31, 2003	$31.85	$21.37	$24.37	$0.13
June 30, 2003	33.82	24.25	32.50	0.13
September 30, 2003	34.40	28.76	31.34	0.13
December 31, 2003	36.00	31.22	33.06	0.13

March 31, 2002	44.35	38.90	42.60	0.12
June 30, 2002	45.65	37.32	39.50	0.13
September 30, 2002	40.60	25.06	26.70	0.13
December 31, 2002	30.50	21.80	28.65	0.13

Information regarding restrictions on the ability of NFS’ insurance subsidiaries to pay dividends to NFS, as required by this item, is set forth under Part I, Item 1 — Business — Regulation — Regulation of Dividends and Other Payments from Insurance Subsidiaries and in note 18 to the consolidated financial statements included in the F pages of this report.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ITEM 6 Selected Consolidated Financial Data

Five-Year Summary (in millions, except per share amounts)

Years ended December 31,	2003	2002	2001	2000	1999
Results of operations:
Revenues
Policy charges	$1,126.8	$1,028.4	$1,019.1	$1,092.2	$895.6
Life insurance premiums	426.2	302.3	251.1	240.0	220.8
Net investment income	2,233.4	1,918.8	1,736.8	1,661.9	1,525.6
Net realized (losses) gains on investments, hedging instruments and hedged items:
Unrelated parties	(85.1)	(111.5)	(57.5)	(24.9)	(11.0)
Related parties	-	23.2	44.4	-	-
Other	234.1	126.6	76.6	81.7	63.7

Total revenues	3,935.4	3,287.8	3,070.5	3,050.9	2,694.7

Benefits and expenses
Interest credited and other benefits	2,051.8	1,741.1	1,570.3	1,470.0	1,349.2
Interest expense on debt	96.2	76.8	54.9	48.5	47.2
Other operating expenses	1,269.6	1,363.4	877.1	910.0	745.7

Total benefits and expenses	3,417.6	3,154.3	2,502.3	2,428.5	2,142.1

Income from continuing operations before federal income taxes	517.8	133.5	568.2	622.4	552.6
Federal income taxes	119.4	(7.3)	143.9	187.3	183.0

Income from continuing operations	398.4	140.8	424.3	435.1	369.6
Discontinued operations, net of tax	-	3.4	(4.4)	(0.2)	11.7
Cumulative effect of adoption of accounting principles, net of tax	(0.6)	-	(7.1)	-	-

Net income	$397.8	$144.2	$412.8	$434.9	$381.3

Net income per common share
Basic	$2.62	$1.09	$3.20	$3.38	$2.96
Diluted	$2.61	$1.09	$3.20	$3.38	$2.96
Cash dividends declared per common share	$0.52	$0.51	$0.48	$0.46	$0.38

Weighted average common shares outstanding
Basic	151.8	132.4	128.9	128.7	128.5
Diluted	152.3	132.6	129.2	128.9	128.6

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Five Year Summary, continued (in millions, except per share amounts)

Years ended December 31,	2003	2002	2001	2000	1999
Summary of financial position:
Total invested assets	$43,136.9	$39,132.5	$27,814.4	$23,359.2	$22,587.9
Deferred policy acquisition costs	3,329.9	3,026.9	3,213.7	2,872.7	2,555.8
Other assets	3,622.9	3,052.6	1,286.1	977.9	755.0
Separate account assets	60,937.6	50,348.3	59,646.7	65,968.8	67,155.3

Total assets	$111,027.3	$95,560.3	$91,960.9	$93,178.6	$93,054.0

Policy reserves	$39,988.4	$36,274.3	$25,491.6	$22,243.3	$21,868.3
Short-term debt	205.3	2.7	100.0	118.7	-
Long-term debt	1,405.6	1,197.6	897.0	598.4	598.4
Other liabilities	3,615.0	3,294.1	2,382.3	1,251.9	944.9
Separate account liabilities	60,937.6	50,348.3	59,646.7	65,968.8	67,155.3

Total liabilities	106,151.9	91,117.0	88,517.6	90,181.1	90,566.9

Shareholders’ equity	4,875.4	4,443.3	3,443.3	2,997.5	2,487.1

Total liabilities and shareholders’ equity	$111,027.3	$95,560.3	$91,960.9	$93,178.6	$93,054.0

Book value per common share	$32.10	$29.25	$26.71	$23.29	$19.35

Customer funds managed and administered:
Individual annuity	$49,307.3	$40,896.5	$42,186.7	$43,694.9	$44,023.7
Institutional products	68,830.6	49,798.4	50,417.3	47,154.0	48,321.7
Life insurance	13,897.1	12,158.9	8,099.2	7,225.5	5,913.8
Advisory services program	26.6	-	-	-	-

Total	$132,061.6	$102,853.8	$100,703.2	$98,074.4	$98,259.2

(in millions)
Years ended December 31,	2003	2002	2001	2000	1999
Pre-tax operating earnings (loss) by reporting segment:
Individual annuity	$189.7	$(118.9)	$227.2	$276.3	$254.4
Institutional products	244.8	207.0	209.4	224.6	201.5
Life insurance	215.2	186.7	189.7	161.1	122.7
Corporate	(46.8)	(53.0)	(43.1)	(14.7)	(15.0)

Total	$602.9	$221.8	$583.2	$647.3	$563.6

Sales by reporting segment:
Individual annuity	$6,713.1	$7,330.3	$7,625.6	$7,338.7	$6,392.3
Institutional products	8,400.9	7,424.7	6,985.7	7,392.2	6,645.6
Life insurance	1,722.5	1,543.3	1,540.6	1,530.2	1,095.9
Corporate	25.7	-	-	-	-

Total	$16,862.2	$16,298.3	$16,151.9	$16,261.1	$14,133.8

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s discussion and analysis of financial condition and results of operations of Nationwide Financial Services, Inc. and its subsidiaries (NFS or collectively, the Company) for the three years ended December 31, 2003 follows. This discussion should be read in conjunction with the consolidated financial statements and related notes beginning on page F-1 of this report.

NFS is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of Nationwide, including Nationwide Life Insurance Company of America (NLICA, or Nationwide Provident together with its subsidiaries), effective October 1, 2002. The Company is a leading provider of long-term savings and retirement products in the United States of America. The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans and other investment products sold to institutions, life insurance and advisory services. As a result of its initial public offering in March 1997 and subsequent stock related transactions since that date, including the issuance of 31.9 million shares in connection with the acquisition of Nationwide Provident, 37.0% of the economic interest in NFS is publicly owned, with the remainder owned by Nationwide Corporation (Nationwide Corp.), which is a majority-owned subsidiary of Nationwide Mutual Insurance Company (NMIC).

Forward-Looking Statements

The information included herein contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among other, the following possibilities: (i) change in Nationwide’s control of the Company through its beneficial ownership of 94.4% of the combined voting power of all the outstanding common stock and 63.0% of the economic interest in the Company; (ii) the Company’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt service obligations and the applicable regulatory restrictions on the ability of the Company’s subsidiaries to pay such dividends; (iii) the potential impact on the Company’s reported consolidated net income that could result from the adoption of certain accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies; (iv) tax law changes impacting the tax treatment of life insurance and investment products; (v) repeal of the federal estate tax; (vi) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (vii) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves and other financial viability requirements, restrictions on mutual fund distribution payment arrangements such as revenue sharing and 12b-1 payments; (viii) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (ix) inability to carry out marketing and sales plans, including, among others, development of new products and/or changes to certain existing products and acceptance of the new and/or revised products in the market; (x) changes in interest rates and the equity markets causing a reduction of investment income and/or asset fees, an acceleration of the amortization of deferred policy acquisition costs (DAC) and/or value of business acquired (VOBA), reduction in the value of the Company’s investment portfolio or separate account assets, or a reduction in the demand for the Company’s products; (xi) general economic and business conditions which are less favorable than expected; (xii) competitive, regulatory or tax changes that affect the cost of, or demand for the Company’s products; (xiii) unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations; (xiv) deviations from assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts and in pricing the Company’s products; (xv) failure to successfully integrate Nationwide Provident into NFS; and (xvi) adverse litigation results and/or resolution of litigation and/or arbitration.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The most critical estimates include those used in determining DAC for investment products and universal life insurance products, the value of business acquired (VOBA), impairment losses on investments, valuation allowances for mortgage loans on real estate, goodwill, federal income taxes, and pension and other postretirement benefits.

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

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 8 percent growth per year. If actual net separate account performance varies from the 8 percent assumption, the Company assumes different performance levels over the next three years, such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s policy regarding the reversion to the mean process does not permit such returns to be below zero percent or in excess of 15 percent during the three-year reversion period.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

account growth rate assumption for individual variable annuities for the three-year reversion period, the Company unlocked that assumption for all investment products and variable universal life insurance products to be consistent across product lines.

Therefore, in 2002, the Company recorded an acceleration of DAC amortization totaling $347.1 million before tax, or $225.6 million, net of $121.5 million of federal income tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Annuity — $213.4 million, Institutional Products — $7.8 million and Life Insurance — $4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC for investment products and variable universal life insurance products. The most significant assumption changes were the resetting of the Company’s anchor date for reversion to the mean calculations to September 30, 2002, resetting the assumption for annual net separate account growth to 8 percent during the three-year reversion period for all investment products and variable life insurance products and increasing future lapses and costs related to GMDB on individual variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

VALUE OF BUSINESS ACQUIRED

As a result of the acquisition of Nationwide Provident in 2002 (see note 18 to the consolidated financial statements included in the F pages of this report) and the application of purchase accounting, the Company reports an intangible asset representing VOBA.

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

Amortization of VOBA occurs with interest over the anticipated lives of the major lines of business to which it relates (initially ranging from 13 to 30 years) in relation to estimated gross profits, gross margins or premiums, as appropriate. If estimated gross profits, gross margins or premiums differ from expectations, the amortization of VOBA is adjusted on a retrospective or prospective basis, as appropriate.

For those products amortized in relation to estimated gross profits, the most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 8 percent. If actual net separate account performance varies from the 8 percent assumption, the Company assumes different performance levels over the next three years, such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the VOBA models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s policy regarding the reversion to the mean process does not permit such returns to be below zero percent or in excess of 15 percent during the three-year reversion period.

Changes in assumptions can have a significant impact on the amount of VOBA reported for all products and their related amortization patterns. In the event actual experience differs from assumptions or assumptions are revised, the Company is required to record an increase or decrease in VOBA amortization expense (VOBA unlocking), which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of VOBA amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of VOBA amortization.

The VOBA asset related to investment products and universal life insurance products is also adjusted for the impact of net unrealized gains and losses on securities available-for-sale had such gains and losses been realized and allocated to the product lines, also as described in note 2(b) to the consolidated financial statements included in the F pages of this report, each year, the recoverability of VOBA is evaluated and if the evaluation indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business acquired, is insufficient to recover VOBA, the difference, if any, is charged to expense as accelerated amortization of VOBA.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

VALUATION ALLOWANCES ON MORTGAGE LOANS ON REAL ESTATE

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. In addition to the valuation allowance on specific loans, the Company maintains an unallocated allowance for estimated losses incurred as of the balance sheet date, but not yet specifically identified by loan. Changes in the valuation allowance are recorded in net realized gains or losses on investments, hedging instruments and hedged items. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

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

Significant changes in the factors the Company considers in determining the valuation allowance on mortgage loans on real estate could result in a significant change in the provision for valuation allowance reported in the consolidated financial statements. During the third quarter of 2003, the Company refined its mortgage loan valuation allowance process by incorporating more detailed information in the analysis. This refined estimation process included an analysis by property type of the current composition of the portfolio, historical losses, current market cycles and trends and expected losses incurred at the balance sheet date, but not yet identified by specific loan. As a result, the valuation allowance was reduced by $16.5 million.

FEDERAL INCOME TAXES

The Company provides for federal income taxes based on amounts the Company believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain expenses or the realization of certain tax credits differ from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements.

GOODWILL

In connection with acquisitions of operating entities, the Company recognizes the excess of the purchase price over the fair value of the net assets acquired as goodwill. In accordance with GAAP, goodwill is not amortized, but rather evaluated

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

periodically, at the reporting unit level, for impairment. The Company conducts annual goodwill impairment testing in the fourth quarter. In addition, at each reporting period, the underlying components of goodwill are evaluated to determine whether conditions exist, which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating goodwill for impairment requires a number of judgments and assumptions to be made in determining the fair value of the reporting units. Some of the more significant judgments and assumptions include the method used to determine fair value, discount rates, expected levels of cash flows, revenues, earnings, and identification of comparable companies used to develop market based assumptions.

Management believes all judgments and assumptions that are made in connection with goodwill impairment testing are reasonable based on the underlying facts and circumstances evaluated. However, variances in actual results from expectations or changes in expectations for future cash flows, revenues and/or earnings could result in significant impairment charges related to goodwill in future periods

PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

The 2003 pension expense for substantially all of the Company’s employees and certain agents totaled $12.3 million. This is an increase of $0.8 million over the 2002 pension expense of $11.5 million. This increase is primarily due to the impact of the inclusion of Nationwide Provident for a full year, low interest rates and the declines in the equity market in 2002. For the Company’s primary pension plan, the discount rate used to value the cash flows was lowered to 6.00% for 2003 expenses from the discount rate of 6.50% for 2002 and the long-term expected return on plan assets assumption was lowered to 7.75% in 2003 from the assumption of 8.25% in 2002.

The 2003 postretirement benefit expense for substantially all of the Company’s employees and in 2003 certain agents totaled $3.3 million, a decrease of $0.4 million from the 2002 postretirement benefit expense of $3.7 million. This decrease is primarily due to reductions in benefits provided by the plan. The discount rate used to value the cash flows was lowered to 6.60% for 2003 expenses from 7.25% in 2002 and the long-term expected return on plan assets assumption was lowered to 7.50% from the 2002 assumption of 7.75%.

In establishing the discount rate and the long-term expected rate of return on plan assets, the Company employs a prospective building block approach. This process is integrated with the determination of other economic assumptions such as salary scale. For a given measurement date, the discount rate is set by reference to the yield on high-quality corporate bonds to approximate the rate at which plan benefits could effectively be settled. For pension benefits, an adjustment is included for plan administration and other expenses likely to be charged by an insurer. Because post-retirement benefit claims include administration expenses, a higher discount rate is utilized. The historic real rate of return for the reference bonds is subtracted from the yield on these bonds to generate an assumed inflation rate. Expected real rate of return on various asset sub-classes developed based on historic risk premiums for those sub-classes. The expected real rates of return, reduced for investment expenses, are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return will vary by plan and will change when the plan’s target investment portfolio changes. The expected long-term rate of return for plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market do not impact the expected risk premiums. However, as the yield for the reference bonds fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

To illustrate the impact of these assumptions on net periodic pension expense in 2003 and going forward, a 50 basis point increase in the pension plan discount rate (without changing any other assumption) would decrease annual expenses by approximately 10% and a 50 basis point increase in the pension plan long-term expected rate of return (without changing any other assumption) would decrease plan expenses by approximately 12%. For the retiree medical and death benefit plan, a 50 basis point increase in the discount rate would have decreased 2003 expense by approximately 14%, while a 50 basis point increase in the long-term expected rate of return would have decreased 2003 expense by approximately 3%.

Results of Operations Overview

REVENUES

Total revenues increased $647.6 million, or 20%, to $3.94 billion in 2003 compared to $3.29 billion in 2002. Revenue growth was fueled by the addition of the Nationwide Provident, which added $620.6 million and $155.2 million of revenues in

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

2003 and in the fourth quarter of 2002, respectively. The 7% of growth in total revenues in 2002 from $3.07 billion reported in 2001 was primarily driven by the addition of Nationwide Provident and an increase in net investment income as a result of continued growth in interest spread-based businesses, which offset additional realized losses on investments, hedging instruments and hedged items.

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

Policy charges for each of the last three years consisted of the following:

(in millions)	2003	2002	2001
Asset fees	$552.9	$550.6	$615.3
Cost of insurance charges	371.4	266.6	201.9
Administrative fees	107.8	125.7	129.0
Surrender fees	94.7	85.5	72.9

Total policy charges	$1,126.8	$1,028.4	$1,019.1

The fluctuations in asset fees reflect changes in total average separate account assets of $289.0 million or 1% and $(6.11) billion or (10)% in 2003 and 2002, respectively. The decrease in average separate account values in 2002 was fueled by market depreciation on investment options underlying variable annuity and investment life insurance products as a result of the sharp declines in the equity markets.

Cost of insurance charges are assessed on the net amount at risk on universal life insurance policies. The net amount at risk is equal to a policy’s death benefit minus the related policyholder account value. The amount charged is based on the insured’s age and other underwriting factors. The increase in cost of insurance charges is due primarily to growth in the net amount at risk related to corporate and individual investment life insurance reflecting the addition of Nationwide Provident, new production and favorable persistency on policies sold in prior periods. The net amount at risk related to corporate and individual investment life insurance grew to $58.53 billion, including $21.30 billion for Nationwide Provident, at the end of 2003 compared to $57.65 billion, including $21.50 billion for Nationwide Provident at the end of 2002 and $32.93 billion at the end of 2001, respectively.

The $17.9 million decline in administrative fees in the year ended December 31, 2003 compared to the same period a year ago is primarily attributable to $3.6 million of fees related to a case that terminated in the first quarter of 2002 and a decrease in the number of individual annuity contracts that charge an annual administrative fee.

Surrender fees increased in 2003 compared to a year ago primarily due to the addition of Nationwide Provident and higher lapse activity in investment life insurance products as a result of the continued uncertainty in the equity markets.

Net investment income includes the investment income earned on investments supporting fixed annuities, the guaranteed fixed option of variable annuities, the medium-term note program, certain life insurance products and invested assets not allocated to product segments, net of related investment expenses. Net investment income totaled $2.23 billion in 2003 compared to $1.92 billion in 2002 and $1.74 billion in 2001, respectively. These increases were primarily due to increased invested assets supporting growth in individual fixed annuities, allocations to the fixed option of variable annuities, the medium-term note program, as well as the acquisition of Nationwide Provident, partially offset by lower yields due to declining market interest rates. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. General account reserves supporting these products grew by $3.71 billion and $10.78 billion in 2003 and 2002, respectively, and totaled $39.99 billion as of December 31, 2003. The growth in general account reserves reflects the addition of Nationwide Provident business and increased customer preference for fixed products in light of continued volatile equity markets.

The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments and changes in valuation allowances on mortgage loans on real estate are included as realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

the fair value of derivatives qualifying as fair value hedges and the recognized change in the fair value of the hedged items, the ineffective, or excluded, portions of cash flow hedges and changes in the fair value of derivatives not designated in hedging relationships.

Net realized losses on investments, hedging instruments and hedged items totaled $85.1 million in 2003, compared to net realized losses of $88.3 million 2002 and $13.1 million 2001, respectively, and included other-than-temporary impairments of $170.4 million, $124.2 million and $80.7 million in 2003, 2002 and 2001, respectively. In third quarter 2003, the Company refined its mortgage loan valuation allowance process by incorporating more detailed information in the analysis. As a result, the valuation allowance was reduced by $16.5 million. Please refer to the table included under the — Corporate heading within this section of the document for a detailed summary of the components of net realized gains and losses on investments, hedging instruments and hedged items.

Other income includes management fees, commissions and other income earned by subsidiaries of the Company that provide administration, marketing and distribution services. Other income includes fees generated from structured products transactions including securitization of low income housing tax credits and commercial mortgage loans. The increase in other income in both 2003 and 2002 reflects an increase in the number of private sector pension plans sold through Nationwide Trust Company, additional structured products transactions, and the addition of Nationwide Provident and TBG Financial, which are included in the Company’s consolidated financial statements beginning October 1, 2002 and May 31, 2002, respectively.

BENEFITS AND EXPENSES

Interest credited to policyholder account values totaled $1.38 billion in 2003 compared to $1.28 billion in 2002 and $1.25 billion in 2001 and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s medium-term note program and certain life insurance products. The increase in interest credited reflects an increase in account values for these products as a result of strong fixed annuity production, increased allocations of variable annuity deposits to the guaranteed fixed option and the addition of Nationwide Provident fixed business, partially offset by lower crediting rates in the Individual Annuity and Institutional Products segments, on products where crediting rates have not already reached guaranteed floors.

Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. Significant increases in other benefits and claims for 2003 compared to 2002 and 2002 compared to 2001 reflects additional life insurance benefits related to Nationwide Provident, growth in life insurance in-force, an increase in the provision for future policy benefits for immediate annuities due to growth in new premium in 2003 compared to 2002 and 2002 compared to 2001, and an increase in GMDB costs due to a higher level of claims.

Policyholder dividends on participating policies increased in 2003 and 2002 compared to the previous year due to the addition of Nationwide Provident, which historically sold a significant amount of participating life insurance.

Amortization of DAC decreased by $278.6 million to $399.5 million in 2003 compared to $678.1 million in 2002. The substantial increase in DAC amortization in 2002 reflects an acceleration of DAC amortization recorded in the third quarter of 2002. As part of the regular quarterly analysis of DAC, at the end of the third quarter of 2002, the Company determined that using actual experience to date and assumptions consistent with those used in the second quarter of 2002, its individual variable annuity DAC balance would be outside a pre-set parameter of acceptable results. The Company also determined that it was not reasonably possible that the DAC would return to an amount within the acceptable parameter within a prescribed period of time. Accordingly, the Company unlocked its DAC assumptions for individual variable annuities and reduced the DAC asset to the amount calculated using the revised assumptions. Because the Company unlocked the net separate account growth rate assumption for individual variable annuities for the three-year reversion period, the Company unlocked that assumption for all investment products and variable universal life insurance products to be consistent across product lines.

Therefore, in 2002, the Company recorded an acceleration of DAC amortization totaling $347.1 million, before tax, or $225.6 million, net of $121.5 million of tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Annuity — $213.4 million, Institutional Products — $7.8 million and Life Insurance — $4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC for investment products and variable universal life insurance products. The most significant assumption changes were the resetting of the Company’s anchor date for reversion to the mean calculations to September 30, 2002, resetting the assumption for annual net separate account growth to 8 percent during the three-year reversion period for all investment

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

products and variable life insurance products and increasing future lapses and costs related to GMDB on individual variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

Excluding accelerated DAC amortization of $347.1 million in 2002. Amortization of DAC increased $68.5 million to $399.5 million in 2003 compared to $331.0 million in 2002, primarily due to the addition of Nationwide Provident and growth in individual annuity segment.

The increase in interest expense on debt reflects additional interest expense from the issuance of $300.0 million of senior notes in June 2002 and $200.0 million of senior notes in February 2003, and increased usage of commercial paper in 2003.

Other operating expenses increased 23% to $823.7 million in 2003 compared to $670.1 million in 2002. Other operating expenses were $529.0 million in 2001. Excluding the impact of the addition of TBG Financial and Nationwide Provident beginning in 2002, operating expenses increased 8% in 2003 over 2002, reflecting higher employee benefits, pension and insurance costs, partially offset by management’s efforts to manage expenses in response to the challenging market conditions. Also, excluding the impact of the addition of TBG Financial and Nationwide Provident, operating expenses increased 16% in 2002 compared to 2001, reflecting growth in the number of life insurance contracts in-force and the related increase in administrative processing costs. The Company has aggressively managed expenses in light of the challenging equity markets and interest rate environment over the past several years.

Federal income tax expense from continuing operations was $119.4 million representing an effective tax rate of 23.1% for 2003. Federal income tax benefit in 2002 and expense in 2001 was $7.3 million and $143.9 million, respectively, representing effective rates of (5.5)% and 25.3%. The tax benefit of $121.5 million associated with the $347.1 million of accelerated DAC amortization in third quarter 2002 was calculated at the U.S. federal corporate income tax rate of 35%, which substantially impacts what would normally be expected to be reported as effective tax rates. Excluding the accelerated DAC amortization and related tax benefit, the effective tax rate for 2002 was 23.8%. A decrease in pre-tax income, excluding accelerated DAC amortization in 2002, coupled with increases in tax-exempt income and tax credits from affordable housing partnership investments and the elimination of non-deductible goodwill amortization expense in 2002 drove the decrease in effective rates compared to 2001.

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

Income from discontinued operations, net of tax, in 2002 was $3.4 million compared to a loss of $4.4 million in 2001.

SALES INFORMATION

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

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

The Company’s flagship products are marketed under The BEST of AMERICA brand, and include individual variable and group annuities, group private sector pension plans sold through Nationwide Trust Company, and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand name.

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under IRC Section 457. The Company utilizes its sponsorship by the National Association of Counties, The United States Conference of Mayors and the International Association of Firefighters when marketing IRC Section 457 products.

Sales by product and segment for each of the last three years were as follows:

(in millions)	2003	2002	2001
The BEST of AMERICA products	$4,066.8	$3,824.7	$4,190.3
Private label annuities	659.3	795.3	1,398.3
Income products	13.7	-	-
Nationwide Provident and other	9.3	2.5	2.8

Total individual variable annuity sales	4,749.1	4,622.5	5,591.4

Deferred fixed annuities	1,829.0	2,574.8	1,906.4
Income products	135.0	133.0	127.8

Total individual fixed annuity sales	1,964.0	2,707.8	2,034.2

Total individual annuity sales	6,713.1	7,330.3	7,625.6

The BEST of AMERICA annuity products	2,034.9	2,611.2	3,067.6
The BEST of AMERICA trust products	2,110.2	1,617.0	834.9
The 401(k) Company	681.0	472.5	403.7
Nationwide Provident products	366.4	95.4	-
Other	31.0	46.8	56.9

Total private sector pension plan sales	5,223.5	4,842.9	4,363.1

IRC Section 457 annuities	1,442.4	1,375.6	1,521.2
Administration-only agreements	1,735.0	1,206.2	1,101.4

Total public sector pension plan sales	3,177.4	2,581.8	2,622.6

Total institutional products sales	8,400.9	7,424.7	6,985.7

The BEST of AMERICA variable life series	435.4	518.2	552.4
Nationwide Provident variable life products	264.2	68.6	-
Corporate-owned life insurance	545.0	657.5	742.3
Traditional/Universal life insurance	477.9	299.0	245.9

Total life insurance sales	1,722.5	1,543.3	1,540.6
Corporate — Advisory services program sales	25.7	-	-

Total sales	$16,862.2	$16,298.3	$16,151.9

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Sales by distribution channel for each of the last three years are summarized as follows:

(in millions)	2003	2002	2001
Non-affiliated:
Independent broker/dealers	$4,358.3	$4,339.6	$4,547.7
Financial institutions	3,758.2	4,180.6	3,577.1
Wirehouse and regional firms	1,995.0	2,204.8	2,454.7
Pension plan administrators	574.8	747.4	1,018.3
Life insurance specialists	387.5	510.6	508.6
CPA channel	73.3	-	-
Affiliated:
Nationwide Retirement Solutions	3,209.9	2,633.1	2,693.2
Nationwide Provident	977.1	326.1	-
Nationwide agents	686.3	736.7	714.8
The 401(k) Company	680.9	472.5	403.7
TBG Financial	160.9	146.9	233.8

Total sales	$16,862.2	$16,298.3	$16,151.9

Sales through the independent broker/dealer channel in 2003 were flat compared a year ago. Total sales through this channel were down 5% in 2002 reflects primarily lower demand for variable annuities and variable life insurance in light of depressed equity markets, partially offset by growth in sales of private sector pension plans.

Sales through financial institutions declined 10% in 2003, as a result of efforts focused on pricing discipline and planned reductions in fixed annuity sales, which more than offset growth in variable annuity sales. Sales in 2002 grew 17% driven mainly by increased fixed annuity and pension sales, partially offset by lower production of variable annuities.

Sales through wirehouse and regional firms decreased 10% in 2003 to $2.00 billion compared to $2.20 billion in 2002 due to lower individual annuity sales, partially offset by increased private sector pension plan sales. Sales through this channel decreased 10% in 2002 to $2.20 billion compared to $2.45 billion in 2001, primarily reflecting lower variable annuity sales from the Waddell & Reed Financial, Inc. relationship, partially offset by growth from other firms.

Sales through pension plan administrators declined 23% and 27% in 2003 and 2002, respectively. As the Company’s private sector pension business model continues to evolve, direct production through this channel is not expected to grow, as more new business opportunities are being created in conjunction or partnership with the independent broker/dealers, wirehouse and regional firms and financial institutions relationships.

Sales generated by life insurance specialists declined 24% in 2003 compared to 2002 and were flat in 2002 compared to 2001 due to the current unfavorable environment for COLI and executive deferred compensation programs. The sluggish equity markets in 2002 and 2001, the weak economy, unfavorable press regarding COLI and executive deferred compensation plans, and proposed legislation which could adversely impact the tax benefits of COLI all negatively impacted sales and new business opportunities.

The 22% increase in sales through NRS in 2003 reflects the addition of the State of New York and State of New Mexico plans and increased rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recent pension reform legislation has expanded the portability of public sector plan assets

Nationwide Provident sales grew significantly due to the acquisition that closed on October 1, 2002.

Sales generated by Nationwide agents declined 7% in 2003 due to lower fixed annuity sales resulting from an intentional slow down in sales and commission reductions.

Sales generated by The 401(k) Company grew 44% in 2003 as a result of deferrals on several new cases added in 2002 and at the beginning of 2003.

Sales through TBG Financial increased by 10% in 2003 compared to a year ago primarily due to the sale of a single large case, while 2002 sales fell 37% short of 2001. This decline was driven by the unfavorable environment for COLI and executive deferred compensation programs.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Business Segments

The Company has three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

The following table summarizes pre-tax operating earnings (loss) for the Company’s business segments for each of the last three years.

(in millions)	2003	2002	2001
Individual Annuity	$189.7	$(118.9)	$227.2
Institutional Products	244.8	207.0	209.4
Life Insurance	215.2	186.7	189.7
Corporate	(46.8)	(53.0)	(43.1)

Pre-tax operating earnings[1]	$602.9	$221.8	$583.2

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The following table summarizes selected financial data for the Company’s Individual Annuity segment for the years indicated.

(in millions)	2003	2002	2001
Income Statement Data
Revenues:
Policy charges	$445.3	$463.3	$496.9
Net investment income	888.7	702.3	543.9
Premiums on immediate annuities	93.4	69.4	60.9

Total operating revenues	1,427.4	1,235.0	1,101.7

Benefits and expenses:
Interest credited to policyholder account values	661.3	531.6	443.3
Other benefits	142.3	99.3	68.1
Amortization of DAC and VOBA	239.5	535.0	220.2
Other operating expenses	194.6	188.0	142.9

Total benefits and expenses	1,237.7	1,353.9	874.5

Pre-tax operating earnings (loss)	$189.7	$(118.9)	$227.2

Other Data
Sales:
Individual variable annuities	$4,749.1	$4,622.5	$5,591.4
Individual fixed annuities	1,964.0	2,707.8	2,034.2

Total individual annuity sales	$6,713.1	$7,330.3	$7,625.6

Average account values:
General account	$15,340.9	$10,793.7	$7,709.7
Separate account	29,170.6	30,091.0	33,560.7

Total average account values	$44,511.5	$40,884.7	$41,270.4

Account values as of period end:
Individual variable annuities	$38,886.6	$31,881.9	$36,345.7
Individual fixed annuities	10,420.7	9,014.6	5,841.0

Total account values	$49,307.3	$40,896.5	$42,186.7

GMDB — Net amount at risk, net of reinsurance	$1,000.0	$3,137.6	$1,295.9
GMDB — Reserves, net of reinsurance	$21.8	$13.7	$11.4
Pre-tax operating earnings (loss) to average account values	0.43%	(0.29%)	0.55%

Pre-tax operating earnings totaled $189.7 million in 2003, compared to loss of $118.9 million in 2002 and earnings of $227.2 million in 2001. Excluding $328.3 million of accelerated DAC amortization in 2002, pre-tax operating earnings totaled $209.4 million. Excluding the accelerated DAC amortization, the lower 2003 earnings were primarily driven by lower policy charges and higher policy benefits primarily related to GMDB expenses, partially offset by an increase in interest spread income. Excluding the accelerated DAC amortization, the lower 2002 earnings compared to 2001 were driven by lower policy charges and higher policy benefits and operating expenses, offset by growth in interest spread income.

Asset fees of $376.6 million in 2003 were down 1% from $378.6 million in 2002, which was down 10% from the $421.9 million reported in 2001. Asset fees are calculated and assessed daily as a percentage of separate account values. The fluctuations in asset fees are primarily due to changes in the market value of the investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values decreased 3% in 2003 to $29.17 billion following a 10% decrease in 2002.

Premiums on immediate annuities increased by $24.0 million in of 2003 over 2002, following an $8.5 million increase in 2002. The increases reflect increased sales efforts and growth in the number of firms and distributors selling income products.

Other benefits reflect increased GMDB and immediate annuity costs in both 2003 and 2002. GMDB exposure, as measured by the difference between the aggregate account value and death benefit due to the contract holder net of any reinsurance coverage, decreased to $1.00 billion at the end of 2003 from $3.14 billion at the end of 2002. In both 2003 and

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

2002, as a result of increases in GMDB exposure and claims activity, the Company strengthened reserves by $11.9 million in first quarter 2003, to meet its then estimate of future net claims in excess of fees. The Company’s reserve for GMDB claims totaled $21.8 million and $13.7 million as of December 31, 2003 and 2002, respectively. The growth in other benefits also reflects increased provision for future policy benefits for immediate annuities consistent with the growth in premium income.

Amortization of DAC and VOBA decreased by $295.5 million to $239.5 million in 2003, compared to $535.0 million in 2002. Excluding the $328.3 million of accelerated DAC amortization in 2002, amortization of DAC and VOBA increased 16% to $239.5 million in 2003 reflecting higher gross profits following a 6% decrease in 2002, reflecting lower gross profits.

Other operating expenses were $194.6 million in 2003, an increase of 4% compared to $188.0 million in 2002 which was a 32% increase over 2001. These increases reflect the addition of Nationwide Provident, growth in the number of contracts in-force, increases in employee benefit, pension and insurance costs, and are partially offset by expense management efforts in response to the challenging equity markets and interest rate environments.

Interest spread income is comprised of net investment income, net of capital charges, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income grew 22% in 2003 compared to a 63% increase in 2002. The growth was driven by 42% and 40% increases in average general account assets for these same comparative periods, respectively, the result of growth in the individual fixed annuity business, the addition of Nationwide Provident and increased customer allocations to the guaranteed fixed options of individual variable annuities. Allocations to the guaranteed fixed option related to new domestic individual variable annuity sales during the 2003 totaled 42% compared to 49% in 2002 and 32% in 2001, respectively.

The following table depicts the interest spread on average general account values in the Individual Annuity segment for the years ended December 31:

	2003	2002	2001
Net investment income	5.96%	6.84%	7.62%
Interest credited	4.31%	4.93%	5.75%

Interest spread on average general account values	1.65%	1.91%	1.87%

Although interest spread income of $227.4 million was higher than 2002, interest spread margins compressed during 2003 to 165 basis points compared to 191 basis points in 2002. A one year enhanced crediting rate special offered in the fourth quarter 2002 coupled with new crediting rates at or near contractual minimum rates and a jump in prepayments of higher yielding investments created pressure on interest spread on average general account values in 2003. Included in 2003 were 5 basis points, or $8.2 million of prepayment income on mortgage loans and bonds compared to 7 basis points, or $6.8 million, in 2002 and 8 basis points, or $5.7 million, in 2001, respectively. The current interest rate environment has limited the ability to adjust crediting rates to the extent of declines in investment yields due to the interest rate floors contained in annuity contracts.

The Company has taken actions to address the current low interest rate environment and the impact on interest spread margins. In 2003, the Company lowered commission rates for individual fixed annuities and the Company began invoking contractual provisions during second quarter 2003 that have limited the amount of variable annuity deposits allocated to the guaranteed fixed option. Furthermore, the Company introduced new products and has begun issuing contracts with lower floor guarantees.

Account values ended 2003 at $49.31 billion, up $8.41 billion from the end of 2002 of $40.90 billion, which was down $1.29 billion from the end of 2001. Nationwide Provident contributed $1.57 billion and $1.58 billion of account values in 2003 and 2002, respectively. Net flows, which consists of deposits less withdrawals, of $1.76 billion and $2.24 billion in 2003 and 2002, respectively, were offset by market appreciation (depreciation) of variable annuities of $6.76 billion and $(4.85) billion in 2003 and 2002, respectively. The decrease in net flows is attributable to the decline in fixed annuity sales combined with an increase in variable annuity surrenders which we attribute primarily to continued losses in the equity markets.

In addition, a number of the Company’s competitors have begun offering variable annuities with more robust living benefits (including income benefits and withdrawal benefits) than what the Company offered. The Company has elected to offer more limited living benefit features that meet the Company’s risk/return profile. During 2003, the Company discontinued offering products with guaranteed minimum income benefits. Also in 2003, the Company began offering products with

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

guaranteed minimum accumulation benefits (see note 7 of the consolidated financial statements included in the F pages of this report).

Individual Annuity segment sales, which exclude internal replacements, during 2003 were $6.71 billion, down 8% from $7.33 billion a year ago. A sharp drop-off in fixed annuities, the result of actions described above, which were intended to reduce the level of new individual fixed annuity business, drove segment sales lower compared to 2002. Fixed annuity sales were $1.96 billion down 27% compared to $2.71 billion in 2002. Fixed annuity sales were up 33% to $2.71 billion in 2002 from 2001. Variable annuity sales were $4.75 billion in 2003, up 3% compared to $4.62 million in 2002. Sales of variable annuities were down 17% in 2002 compared to 2001. In 2002, the sustained weakness in the equity markets reduced demand for variable products and drove consumer interest in fixed products. According to the Variable Annuity Research & Data Service (VARDS), the Company was ranked 9th in total variable annuity sales in the U.S. in 2003.

Pre-tax operating earnings to average account values was 43 basis points, 51 basis points (excluding the accelerated DAC amortization), and 55 basis points in 2003, 2002 and 2001, respectively. The declines reflect lower policy charges, higher policy benefits, and in 2003, lower interest spread margins.

The following table provides selected information about the Company’s deferred individual fixed annuities as of December 31, 2003:

(in millions)	Account Value	Wtd. Avg. Crediting Rate
Minimum interest rate of 3.50% or greater	$1,106.8	3.77%
Minimum interest rate of 3.0% to 3.49%	11,010.1	3.91%
Minimum interest rate lower than 3.00%	789.0	3.10%
MVA with no minimum interest rate guarantee	1,373.3	3.77%

Total deferred individual fixed annuities	$14,279.2	3.84%

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

Institutional Products segment sales data presented on the following table do not include business generated through the Company’s medium-term note program, large case pension plan acquisitions and Nationwide employee and agent benefit plans, however the income statement data does reflect this business.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The following table summarizes selected financial data for the Company’s Institutional Products segment for the years indicated.

(in millions)	2003	2002	2001
Income Statement Data
Revenues:
Policy charges	$161.4	$174.1	$206.0
Net investment income	810.2	807.0	847.8
Other income	151.2	98.1	72.0

Total operating revenues	1,122.8	1,079.2	1,125.8

Benefits and expenses:
Interest credited to policyholder account values	528.0	556.0	627.8
Amortization of DAC and VOBA	47.7	53.4	47.6
Other operating expenses	302.3	262.8	241.0

Total benefits and expenses	878.0	872.2	916.4

Pre-tax operating earnings	$244.8	$207.0	$209.4

Other Data
Sales:
Private sector pension plans	$5,223.5	$4,842.9	$4,363.1
Public sector pension plans	3,177.4	2,581.8	2,622.6

Total institutional products sales	$8,400.9	$7,424.7	$6,985.7

Average account values:
General account	$14,228.8	$12,791.5	$11,528.3
Separate account	18,743.7	19,505.3	23,149.9
Administration-only	26,902.7	16,975.6	14,256.0

Total average account values	$59,875.2	$49,272.4	$48,934.2

Account values as of period end:
Private sector pension plans	$29,678.9	$21,987.2	$21,213.0
Public sector pension plans	34,545.4	23,537.6	26,076.2
Funding agreements backing medium-term notes	4,606.3	4,273.6	3,128.1

Total account values	$68,830.6	$49,798.4	$50,417.3

Pre-tax operating earnings to average account values[1]	0.37%	0.40%	0.42%

[1]	Excludes pre-tax operating earnings from structured products as there are no account values associated with structured products.

Pre-tax operating earnings totaled $244.8 million in 2003, up 18% compared to 2002 pre-tax operating earnings of $207.0 million, including $12.0 million accelerated DAC amortization in third quarter 2002, which was down 1% from 2001. Increased interest spread income in 2003, driven primarily by prepayment income and growth in average general account values, and other income were partially offset by higher operating expenses and lower policy charges. Pre-tax operating earnings were essentially flat in 2002 compared to 2001 as growth in interest spread income and other income was offset by lower policy charges and higher operating expenses.

Asset fees declined 3% to $146.9 million in 2003 compared to $151.5 million in 2002 and totaled $176.8 million in 2001. The declines were driven by a 4% decrease in average separate account assets in 2003 following a decrease of 16% in 2002 as a result of experience in the equity markets and a shift in product mix from annuities to administration-only products.

Administrative fees declined by $7.1 million or 45% in 2003 compared to 2002, primarily due $3.6 million of fees related to a terminated case in the first quarter of 2002.

Other income, which includes fees for administration-only cases and Nationwide Trust Company products and structured products initiatives, increased 54% in 2003 compared to a year ago due to growth in private sector pension plans sold through Nationwide Trust Company, which now account for 21% of private sector pension plan account values compared to 13% a year ago, and growth in public sector administrative services-only agreements which now account for 60% of public sector pension plan account values compared to 49% a year ago. The growth in 2003 also reflects $21.8 million in fees from structured products transactions compared to $7.9 million in 2002 and $3.5 million in 2001.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spreads vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income was $31.2 million higher in 2003 compared to 2002, which was $31.0 million higher than 2001 driven by higher prepayment income and higher average general account values. The increase in average general account values was led by the acquisition of Nationwide Provident, growth in the medium-term note program and an increase in participant allocations to the fixed option of the Company’s retirement plan offerings.

The following table depicts the interest spread on average general account values in the Institutional Products segment for the years ended December 31:

	2003	2002	2001
Net investment income	5.69%	6.31%	7.35%
Interest credited	3.71%	4.35%	5.44%

Interest spread on average general account values	1.98%	1.96%	1.91%

Interest spread improved slightly to 198 basis points in 2003 compared to 196 basis points in 2002. Included in 2003 were 19 basis points, or $27.4 million, of prepayment income on mortgage loans and bonds compared to 9 basis points, or $11.4 million in 2002 and 13 basis points, or $14.4 million in 2001, respectively.

Amortization of DAC and VOBA decreased by $5.7 million to $47.7 million in 2003, compared to $53.4 million in 2002. Excluding the $12.0 million of accelerated DAC amortization in 2002, amortization of DAC and VOBA increased 15% in 2003, following a comparative 13% decrease in 2002. The changes are a reflection of fluctuations in the profitability of the underlying business, which is driven in part by equity market activity.

Other operating expenses in 2003 increased 15% to $302.3 million, compared to a 9% increase to $262.8 million in 2002. The 2003 increase reflects increased costs related to an initiative aimed at expanding the sales and service capabilities in the Company’s private sector pension business, an increase in participants in public sector pension plans, the addition of Nationwide Provident and increased employee benefit, pension and insurance costs. The increase in 2002 reflects the growth in the number of cases being administered and an increase in employee benefit costs.

Account values ended 2003 at $68.83 billion, up $19.03 billion from $49.80 billion at the end of 2002, which were down $618.9 million compared to $50.42 billion at the end of 2001. The 2003 increase reflects the rebounding equity markets and the March 2003 addition of the $4.94 billion State of New York and September 2003 addition of the $227.5 million State of New Mexico public sector cases. In 2002, the impact of market depreciation resulting from depressed equity markets in both 2001 and 2002 was partially offset by the addition of the California Savings Plus Program in 2001 which added $4.77 billion in administration-only account values, the acquisition of Nationwide Provident in 2002 which added $1.53 billion in account values, and new issues of medium-term notes in both years. Net flows, which consists of deposits less withdrawals, were $2.40 billion in 2003, compared to $1.43 billion and $1.76 billion in 2002 and 2001, respectively. The 2003 increase in net flows was driven primarily by sales growth as described below.

Institutional Products segment sales during 2003 reached $8.40 billion compared to $7.42 billion in 2002 and $7.00 billion in 2001. Private sector pension sales in 2003 totaled $5.22 billion, an increase of 8% from 2002 compared to an increase of 11% from 2001. The sales exceeded prior year primarily due to the addition of Nationwide Provident.

Public sector pension sales in 2003 totaled $3.18 billion, 23% higher compared to $2.58 billion in 2002 and totaled $2.62 billion in 2001, a decline of 2%. The increased sales in 2003 reflect increased rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recent pension reform legislation implemented has expanded the portability of public plan assets and the addition of deposits into the newly acquired State of New York and State of New Mexico defined contribution plans.

Institutional Products segment deposits in 2003 of $8.69 billion offset by participant withdrawals and surrenders totaling $6.28 billion generated net flows from participant activity of $2.40 billion, a 68% increase over 2002, which reflected a 19% decrease from 2001 net flows. An increase in deposits to Nationwide employee and agent benefit plans, deferrals into newly acquired plans, rollover activity into existing participant accounts and lower surrender activity drove the, 2003 increase. The decline in 2002 was driven by increased withdrawals from public sector cases increased in early 2002, as participants took advantage of the new portability provisions and rolled over funds to other companies.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The decreases in pre-tax operating income to average account values, which reached 0.37% in 2003, compared to 0.40% in 2002 and 0.42% in 2001, are primarily driven by changes in the mix of products including growth in administration-only products which generally provide lower margins than group annuity contracts. The decrease also reflects more private sector pension business in the form of Nationwide Trust Company, FSB, products, which results in selling and other acquisition costs being recognized more quickly than with annuity products.

LIFE INSURANCE

The Life Insurance segment consists of investment life products, including individual variable life and COLI, traditional life insurance products and universal life insurance. Effective May 31, 2002, the Company increased its ownership in TBG Financial, a leading COLI producer, to 63%. The results of TBG Financial are included in the consolidated results of the Company from that date forward. Also included in this segment, beginning October 1, 2002, are Nationwide Provident life insurance products. Life insurance products provide a death benefit and generally also allow the customer to build cash value on a tax-advantaged basis.

The following table summarizes selected financial data for the Company’s Life Insurance segment for the years indicated.

(in millions)	2003	2002	2001
Income Statement Data
Revenues:
Policy charges	$520.1	$391.0	$316.2
Net investment income	462.6	361.7	323.3
Other income	369.2	251.5	195.3

Total operating revenues	1,351.9	1,004.2	834.8

Benefits and expenses:
Life benefits and policyholder dividends	720.2	527.2	431.1
Amortization of DAC and VOBA	158.6	104.9	80.3
Other operating expenses	257.9	185.4	133.7

Total benefits and expenses	1,136.7	817.5	645.1

Pre-tax operating earnings	$215.2	$186.7	$189.7

Other Data
Sales:
The BEST of AMERICA variable life series	$435.4	$518.2	$552.4
Nationwide Provident variable life products	264.2	68.6	-
Corporate-owned life insurance	545.0	657.5	742.3
Traditional/Universal life insurance	477.9	299.0	245.9

Total life insurance sales	$1,722.5	$1,543.3	$1,540.6

Policy reserves as of period end:
Individual investment life insurance	$4,443.8	$3,514.8	$2,203.7
Corporate investment life insurance	4,401.5	3,652.8	3,236.8
Traditional life insurance	4,155.0	4,154.9	1,873.4
Universal life insurance	896.8	836.4	785.3

Total policy reserves	$13,897.1	$12,158.9	$8,099.2

Life insurance in-force as of period end:
Individual investment life insurance	$58,110.8	$56,426.8	$30,641.0
Corporate investment life insurance	9,263.3	8,387.1	7,727.6
Traditional life insurance	33,671.2	33,058.3	24,276.7
Universal life insurance	8,407.4	7,922.5	7,806.3

Total insurance in-force	$109,452.7	$105,794.7	$70,451.6

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Life Insurance segment pre-tax operating earnings increased 15% to $215.2 million in 2003, up from $186.7 million in 2002 while earnings in 2002 declined from $189.7 million in 2001. Excluding $6.8 million accelerated DAC amortization in third quarter 2002, pre-tax operating earnings totaled $193.5 million in 2002. The addition of Nationwide Provident with $68.0 million and $21.6 million in pre-tax operating earnings for 2003 and 2002, respectively, drove the strong earnings growth, which was partially offset by a $5.2 million reduction in second quarter 2003 pre-tax operating earnings as the result of a surrender of a large COLI case. In both 2003 and 2002, increased cost of insurance charges and fee income from TBG Financial were offset by higher policy benefits and operating expenses and DAC and VOBA amortization.

Policy charges increased 33% to $520.1 million in 2003, following a 24% increase to $391.0 million in 2002. Cost of insurance charges, which are assessed on the amount of insurance in-force in excess of the related policyholder account value, increased 39% and 32% in 2003 and 2002, respectively, and reflect a growing block of investment life business, as insurance in-force increased 3% to $109.45 billion at 2003 compared to $105.79 billion at 2002, which reflected a 50% growth in insurance in-force over 2001. Nationwide Provident contributed the majority of the growth in insurance in-force in 2002.

Net investment income increased in both 2003 and 2002, primarily reflecting the growth in fixed annuity business in the past two years and the addition of Nationwide Provident business, which historically sold a significant amount of traditional life insurance business.

Life benefits and policyholder dividends increased 37% to $720.2 million in 2003 following a 22% increase in 2002. The growth reflects the growth in insurance in-force, higher mortality experience and the addition of Nationwide Provident business.

Amortization of DAC and VOBA increased $53.7 million in 2003 following a $24.6 million increase in 2002, including $6.8 million of accelerated DAC amortization. The increase primarily reflects the addition of VOBA amortization related to Nationwide Provident business acquired and increased DAC amortization as a result of the surrender of a large COLI case and the near certain lapse of a second large COLI case. In addition, during 2003 mortality experience was more favorable than expected and there was an increase in estimated gross profits on the in-force variable business.

Other operating expenses were $257.9 million in 2003, up 39% from 2002, primarily due to the addition of operating expenses related to TBG Financial and Nationwide Provident in 2003. Excluding Nationwide Provident and TBG Financial, operating expenses increased 4% driven by higher employee benefit, pension and insurance costs, following a 7% increase in 2002. The increase in 2002 is attributable to growth in insurance in-force and higher employee benefit costs.

Total Life Insurance segment sales in 2003 increased 12% to $1.72 billion compared to $1.54 billion in 2002. Variable life sales in 2003 improved 19% from the prior year as Nationwide Provident variable life sales accounted for $264.2 million, or 38%, of total variable life sales during 2003. Individual variable life production continues to be adversely impacted by consumer preference for fixed products. COLI sales in 2003 declined 17% from the prior year due to the current unfavorable environment for COLI and executive deferred compensation programs.

Strong fixed life growth and improved variable life sales were partially offset by decreased COLI sales in 2003. Growth attributable to Nationwide Provident was substantially offset as individual variable life sales continue to be adversely impacted by the sluggish equity markets, concern over the potential for adverse tax legislation and consumer preference for fixed products. According to the December 31, 2003 Tillinghast-Towers Perrin Value Variable Life Survey, the Company was ranked 4th in total variable life sales in 2003 (including Nationwide Provident sales for the full year of 2003), compared to 3rd in 2002 and 6th in 2001. In 2002, our efforts to expand sales to new channels drove sales through the wirehouse and regional firms and financial institutions up 37% and 30%, respectively, from 2001. COLI sales were negatively impacted throughout 2002 by the sluggish economy, depressed equity markets, unfavorable press regarding COLI and executive deferred compensation plans, and proposed legislation which could adversely impact the tax benefits of COLI. First year premiums for fixed life were up from a year ago due to increased universal life and term life sales. Total life insurance sales of $1.54 billion in 2002 were essentially flat compared to 2001. Individual variable universal life sales were adversely impacted by the phase out of the estate tax, uncertainty surrounding the taxation of split dollar plans and the volatile stock market. Sales of new COLI cases in 2002 were down given the depressed economic conditions where corporations were not forming new executive benefit plans and existing plans were being funded at lower levels.

CORPORATE

The Corporate segment consists of net investment income, expenses and interest expense not allocated to the three product segments, advisory services and revenues and expenses of the Company’s broker/dealer subsidiaries and, through 2001, goodwill amortization.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The following table summarizes selected financial data for the Company’s Corporate segment for the years indicated.

(in millions)	2003	2002	2001
Income Statement Data
Operating revenues[1]	$118.4	$57.7	$23.2
Interest expense on debt	(96.1)	(76.8)	(54.9)
Other operating expenses	(69.1)	(33.9)	(11.4)

Pre-tax operating loss[1]	(46.8)	(53.0)	(43.1)
Net realized losses on investments, hedging instruments and hedged items	(85.1)	(88.3)	(13.1)

Loss from continuing operations before federal income taxes	$(131.9)	$(141.3)	$(56.2)

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

The increase in operating revenues in 2003 reflects $22.9 million of fee income primarily from acquisitions of certain non-insurance subsidiaries in the fourth quarter of 2002 and an increase in net investment income primarily attributable to income earned on the proceeds from the $200.0 million senior note offering completed in February 2003 and the $300.0 million senior note offering completed in June 2002, partially offset by lower yields on investments. The increase in operating revenues in 2002 reflects an increase in net investment income primarily attributable to income earned on the proceeds from the $300.0 million senior note offerings completed in November 2001 and June 2002 and $7.6 million of revenue from Nationwide Provident’s non-insurance subsidiaries, partially offset by lower yields on investments.

The additional interest expense in 2003 and 2002 reflects the senior note offerings mentioned above and increased utilization of commercial paper borrowings.

The increase in other operating expenses in 2003 is primarily related to commission expense related to certain of the Company’s non-insurance subsidiaries. The increase in other operating expenses in 2002 is primarily related to the inclusion of Nationwide Provident non-insurance subsidiaries beginning October 1, 2002, and increased litigation costs on existing cases.

In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items in the Corporate segment. Net realized losses on investments, hedging instruments and hedged items totaled $85.1 million in 2003, compared to net realized losses of $88.3 million in 2002 and $13.1 million in 2001, respectively, and included other-than-temporary impairments of $170.4 million, $124.2 million and $80.7 million in 2003, 2002 and 2001, respectively. Included in 2003 realized losses are $13.0 million of other–than-temporary impairments related to Parmalat, leaving $5.0 million of gross exposure. Also, in third quarter 2003, the Company refined its mortgage loan valuation allowance process by incorporating more detailed information in the analysis. As a result, the valuation allowance was reduced by $16.5 million. The table below provides a detailed summary of the components of net realized gains and losses on investments, hedging instruments and hedged items.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

An analysis of net realized losses on investments, hedging instruments and hedged items from continuing operations, by source follows for the years ended December 31:

(in millions)	2003	2002	2001
Realized gains on sales, net of hedging losses:
Fixed maturity securities, available-for-sale	$133.6	$42.1	$30.0
Hedging losses on fixed maturity sales	(42.4)	(36.2)	(1.5)
Equity securities, available-for-sale	10.1	-	2.4
Real estate	4.2	14.0	3.3
Mortgage loans on real estate	2.9	3.2	11.2
Mortgage loan hedging losses	(2.4)	(1.2)	(8.0)
Other	1.7	3.5	8.2

Total realized gains on sales — unrelated parties	107.7	25.4	45.6

Realized losses on sales, net of hedging gains:
Fixed maturity securities, available-for-sale	(31.6)	(18.4)	(9.2)
Hedging gains on fixed maturity sales	9.2	10.7	0.1
Equity securities, available-for-sale	(0.4)	(0.9)	(0.7)
Real estate	(0.4)	(3.2)	(1.4)
Mortgage loans on real estate	(7.0)	(3.3)	(0.7)
Mortgage loan hedging gains	0.5	0.9	-
Other	(2.2)	(1.9)	(10.7)

Total realized losses on sales — unrelated parties	(31.9)	(16.1)	(22.6)

Other-than-temporary and other investment impairments:
Fixed maturity securities, available-for-sale	(166.0)	(115.5)	(66.1)
Equity securities, available-for-sale	(18.1)	-	(13.9)
Real estate	(2.3)	(2.4)	-
Mortgage loans on real estate	16.0	(6.3)	(0.7)

Total other-than-temporary and other investment impairments	(170.4)	(124.2)	(80.7)

Credit default swaps	13.3	(6.4)	-
Derivatives, excluding hedging gains and losses on sales, and credit default swaps	1.0	9.8	0.2

Total unrelated parties before policyholder dividend obligation and VOBA adjustments	(80.3)	(111.5)	(57.5)
Amounts credited to policyholder dividend obligation	(5.4)	-	-
Amortization adjustment for VOBA	0.6	-	-

Total unrelated parties	(85.1)	(111.5)	(57.5)
Gain on sale of limited partnership — related parties	-	23.2	44.4

Net realized losses on investments, hedging instruments and hedged items	$(85.1)	$(88.3)	$(13.1)

Related Party Transactions

In the normal course of business, the Company has entered into a number of related party transactions. Descriptions of these transactions are provided in Note 19 to the consolidated financial statements included in the F pages to this report and are hereby incorporated by reference.

Liquidity and Capital Resources

Liquidity and capital resources demonstrate the overall financial strength of the Company and its ability to generate cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. The Company’s capital structure, which consists of long-term debt, capital and equity, as of each December 31 is summarized in the following table.

(in millions)	2003	2002	2001
Long-term debt	$1,405.6	$1,197.6	$897.0

Shareholders’ equity, excluding accumulated other comprehensive income	4,370.5	4,043.0	3,240.8
Accumulated other comprehensive income	504.9	400.3	202.5

Total shareholders’ equity	4,875.4	4,443.3	3,443.3

Total capital	$6,281.0	$5,640.9	$4,340.3

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Long-term debt is comprised of three separate issuances of $300.0 million principal of senior notes and a single issuance of $200.0 million principal of senior notes, none of which is subject to any sinking fund payments, and a variable rate note payable. Additionally, the Company has reclassified its capital and preferred securities of subsidiary trusts into long-term debt for all prior periods presented. Consistent with their classification as debt, the Company recognizes distributions on the capital and preferred securities as interest expense in the consolidated statements of earnings. In connection with the adoption of FIN 46R, the Company has deconsolidated the trusts established in connection with the issuance of mandatorily redeemable capital and preferred securities effective December 31, 2003. As required by FIN 46R, prior periods were not restated. As a result, at December 31, 2003, the Company reports as a component of long-term debt the junior subordinated debentures payable by NFS to the trusts. Previously, the junior subordinated debentures were eliminated in consolidation. Because the Company’s implementation of FIN 46R did not result in restating prior periods, the related trust preferred securities are still in the totals of long-term debt for 2002 and 2001.

The terms of the senior notes contain various restrictive covenants including limitations on the disposition of subsidiaries. As of December 31, 2003, the Company was in compliance with all such covenants.

The $300.0 million 8.00% senior notes are redeemable in whole or in part, at the option of NFS, at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The $200.0 million 6.25% senior notes are not redeemable prior to their maturity date. The $300.0 million 5.90% and $300.0 million 5.625% senior notes are redeemable in whole or in part, at the option of NFS, at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at the treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date. The Company made interest payments of $66.4 million in 2003, $42.6 million in 2002 and $24.0 million in 2001 on the senior notes.

The variable rate note payable is tied to 1-year U.S. libor rates with annual resets and had an interest rate of 4.96% as of December 31, 2003. During 2003, total interest paid on the variable rate note payable was $0.1 million.

The capital and preferred securities of subsidiary trusts, which are no longer consolidated effective December 31, 2003, as noted above, include $100.0 million of capital securities that are due March 1, 2037 and pay a distribution rate of 7.899% and $200.0 million of preferred securities of subsidiary trusts that are due October 31, 2028 and pay a distribution rate of 7.10%. The related capital and preferred securities are fully and unconditionally guaranteed by NFS. Junior subordinated debentures with an interest rate of 7.899% are the sole assets of Nationwide Financial Services Capital Trust (NFSCT) and are redeemable by NFS in whole at any time or in part from time to time at par plus an applicable make-whole premium. The capital securities have a liquidation value of $1,000 per security and must be redeemed by NFSCT when the 7.899% junior subordinated debentures mature or are redeemed by NFS. Junior subordinated debentures with an interest rate of 7.10% are the sole assets of Nationwide Financial Services Capital Trust II (NFSCTII) and became redeemable, in whole or in part, on or after October 19, 2003 at a redemption price equal to the principal amount to be redeemed plus any accrued and unpaid interest. The preferred securities have a liquidation value of $25 per security and must be redeemed by NFSCTII when the 7.10% junior subordinated debentures mature or are redeemed by NFS. There are no sinking fund requirements related to the capital and preferred securities of subsidiary trusts.

NFS is a holding company whose principal asset is the common stock of NLIC. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments, and dividends from NLIC and other subsidiaries.

State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of certain prescribed limitations without prior approval. Further discussion about such restrictions and dividend capacity is provided in Note 17 to the consolidated financial statements included in the F pages to this report and are hereby incorporated by reference.

NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses and principal in the future.

Also available as a source of funds to the Company is a $1.00 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and NLIC maintain statutory surplus in excess of $935.0 million. The Company had no amounts outstanding under this agreement as of December 31, 2003. NLIC also has a $500.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

amounts outstanding under the commercial paper program. Therefore borrowing capacity under the $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $199.8 million in commercial paper outstanding as of December 31, 2003.

The Company has an available financing capacity of $1.30 billion under a shelf registration statement dated February 4, 2003. Under the shelf registration statement, the Company can issue unsecured senior or subordinated debt securities, preferred stock, Class A common stock, stock purchase contracts or stock purchase units. The Company may also, in conjunction with owned trusts, may issue trust preferred securities guaranteed by NFS.

In addition, the Company has a majority owned subsidiary that has available a $10.0 million revolving line of credit. The line is an annually renewable 364-day $10.0 million agreement with a single financial institution. The line of credit is guaranteed by NFS and the line was renewed on September 2003. The Company had $5.5 million outstanding on this line of credit as of December 31, 2003. See also note 8 to the consolidated financial statements included in the F pages of this report.

Also, the Company has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The maximum amount available under the agreement is $100.0 million. The borrowing rate on this program rate is equal to fed funds plus 3 basis points. There were no amounts outstanding under this agreement as of December 31, 2003.

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

For individual annuity products ($47.52 billion of reserves as of December 31, 2003) the surrender charge is generally calculated as a percentage of the deposits made and is assessed at declining rates during the first seven years after a deposit is made.

For group annuity products ($25.96 billion of reserves as of December 31, 2003), the surrender charge amounts and periods can vary significantly, depending on the terms of each contract and the compensation structure for the producer. Generally, surrender charge percentages for group products are less than individual products because the Company incurs lower expenses at contract origination for group products. In addition, over ninety percent of the general account group annuity reserves are subject to a market value adjustment at withdrawal.

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

As described in note 18 to the consolidated financial statements included in the F pages of this report, the Company acquired Nationwide Provident effective October 1, 2002. The aggregate purchase price was $1.13 billion, which was funded through a combination of the issuance of 31.9 million shares of NFS Class A common stock valued at $843.2 million, the payment of $235.1 million in cash and the issuance of $48.0 million of policy credits. Of the total consideration, $62.4 million was funded by Provident and the remainder was funded with existing resources, including funds raised by the Company in the form of senior debt issued in June 2002. The shares of the Class A common stock issued in this transaction were valued using an average stock price covering the period extending two days before and after the date the consideration elections were closed.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments due in each period presented.

		Payments due in
(in millions)	Total	2004	2005-2006	2007-2008	Thereafter
Short-term debt	$205.3	$205.3	$-	$-	$-
Long-term debt:
Unrelated parties	1,096.3	0.1	0.3	0.3	1,095.6
Related parties	309.3	-	-	-	309.3
Funding agreements backing medium-term notes	4,606.3	1,116.8	2,489.8	745.8	253.9
Operating lease obligations	165.1	20.1	39.5	30.4	75.1
Capital lease obligations	0.6	0.2	0.3	0.1	-
Purchase and lending commitments:
Fixed maturity securities	119.8	119.8	-	-	-
Commercial mortgage loans	411.4	370.9	40.5	-	-
Limited partnerships[1]	61.1	61.1	-	-	-

Total	$6,975.2	$1,894.3	$2,570.4	$776.6	$1,733.9

[1]	Purchase commitments for limited partnerships are primarily related to investments in low income housing tax-credit partnerships. The ultimate call date of these commitments may extend beyond 2004, but have been reflected in the 2004 column due to the call feature.

Off-Balance Sheet Transactions

Under the medium-term note program, NLIC issues funding agreements, which are insurance obligations, to an unrelated third-party trust to secure notes issued to investors by the trust. The funding agreements are recorded as a component of future policy benefits and claims on the Company’s consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third-party trust that issues the notes, the Company does not include the trust in its consolidated financial statements and therefore, such notes are not reflected in the consolidated financial statements of the Company. As the notes issued by the trust have a secured interest in the funding agreements issued by NLIC, Moody’s, Inc. and S&P, assign the same ratings to the notes as the insurance financial strength ratings of NLIC. As described in the Liquidity and Capital Resources caption of this section, non-consolidated subsidiary trusts of the Company have issued capital and preferred securities that are fully and unconditionally guaranteed by NFS and are backed by junior subordinated debentures of NFS.

To date, the Company has sold $290.1 million of credit enhanced equity interests in Tax Credit Funds to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 5.10% to 5.25% and as of December 31, 2003 held guarantee reserves totaling $2.9 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $824.2 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $4.3 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include, but are not limited to, completion of construction and the leasing of each unit to a qualified tenant. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly and upon stabilizing, the collateral is released. During 2003 and 2002, $3.1 million and $0.5 million of stabilization collateral had been released into income, respectively.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

As of December 31, 2003, NFS had received $976.6 million of cash collateral on securities lending and invested the proceeds in short-term investments, which are reflected on the balance sheet, and a corresponding liability is established to reflect the return of the collateral. Also, NFS has received $544.5 million of cash for derivative collateral, which has been invested in short-term investments and a corresponding liability has been recorded in other liabilities. The Company also held $163.0 million and $25.9 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2003 and 2002, respectively.

Investments

GENERAL

The Company’s assets are divided between separate account and general account assets. As of December 31, 2003, $60.94 billion (55%) of the Company’s total assets were held in separate accounts and $50.09 billion (45%) were held in the Company’s general account, including $43.14 billion of general account investments.

Separate account assets consist primarily of deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. All of the investment performance in the Company’s separate account assets is passed through to the Company’s customers. In addition to the information presented herein, see note 3 to the consolidated financial statements included in the F pages of this report for further information regarding the Company’s investments.

The following table summarizes the Company’s consolidated general account investments by asset category as of each December 31.

	2003		2002
(in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities	$30,787.1	71.4	$27,754.2	70.9
Mortgage loans on real estate, net	8,964.7	20.8	8,486.5	21.7
Policy loans	963.2	2.2	986.4	2.5
Real estate, net	123.4	0.3	145.6	0.4
Equity securities	128.7	0.3	134.7	0.4
Other long-term investments	194.6	0.4	205.0	0.5
Trading assets	4.9	-	-	-
Short-term investments	1,970.3	4.6	1,420.1	3.6

Total	$43,136.9	100.0	$39,132.5	100.0

The following table lists the ten largest fixed maturity investment holdings by amortized cost for both investment grade and non-investment grade securities as of December 31, 2003:

(in millions)	Predominant Rating	Amortized Cost		Predominant Rating	Amortized Cost
Investment Grade			Below Investment Grade
MBNA Master Credit Card Trust	AAA	$120.9	UAL Corp.	BB-	$45.8
SLM Student Loan Trust	AAA	117.8	Delta Airlines, Inc.	B+	38.8
Citibank Credit Card Master Trust	AAA	103.1	Bowater, Inc.	BB+	38.7
Southwest Airlines	A+	91.3	Abitibi-Consolidated, Inc.	BB+	31.8
General Electric Capital Corp.	AAA	91.3	Cummins, Inc.	BB	30.7
Household Finance	A	77.4	DPL, Inc.	BB	25.0
Cargill, Inc.	A+	76.4	Timken Co.	BB+	24.9
Wyeth	BBB+	71.5	NorthWestern Corp.	D	24.6
Discover Card Master Trust 1	AAA	69.6	Allegheny Energy, Inc.	B-	24.5
General Motors Acceptance Corp.	BBB	65.1	Amerco, Inc.	CCC+	24.1

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FIXED MATURITY SECURITIES

The following table summarizes amortized cost, gross unrealized gains and losses and estimated fair value of the Company’s fixed maturity securities by category as of each December 31.

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,154.9	$61.7	$2.8	$1,213.8
Obligations of states and political subdivisions	177.2	1.0	5.5	172.7
Debt securities issued by foreign governments	68.8	2.2	0.9	70.1
Corporate securities
Public	12,421.1	634.0	34.6	13,020.5
Private	7,083.4	483.2	33.0	7,533.6
Mortgage-backed securities — U.S. Government backed	4,379.0	77.7	24.6	4,432.1
Asset-backed securities	4,278.5	130.6	64.8	4,344.3

Total fixed maturity securities	29,562.9	1,390.4	166.2	30,787.1

December 31, 2002:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$811.6	$64.8	$0.4	$876.0
Obligations of states and political subdivisions	32.8	1.1	0.2	33.7
Debt securities issued by foreign governments	57.4	3.2	-	60.6
Corporate securities
Public	11,210.7	511.3	102.5	11,619.5
Private	6,001.2	498.4	49.6	6,450.0
Mortgage-backed securities — U.S. Government backed	4,667.9	154.3	0.8	4,821.4
Asset-backed securities	3,893.2	158.1	158.3	3,893.0

Total fixed maturity securities	26,674.8	1,391.2	311.8	27,754.2

The average duration and average maturity of the Company’s general account fixed maturity securities as of December 31, 2003 were approximately 4.0 and 5.4 years, respectively, compared to 3.7 years and 5.7 years, respectively, at December 31, 2002. The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates. In addition, the Company may also be likely to experience realized investment losses to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate environments.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

An analysis of gross unrealized losses on available-for-sale securities by time in an unrealized loss position as of December 31, 2003 and 2002 follows:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
December 31, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$191.7	$2.8	$-	$-	$191.7	$2.8
Obligations of states and political subdivisions	126.0	5.4	3.6	0.1	129.6	5.5
Debt securities issued by foreign governments	21.0	0.9	-	-	21.0	0.9
Corporate securities
Public:	1,577.5	29.9	71.7	4.7	1,649.2	34.6
Private:	972.2	27.5	67.1	5.5	1,039.3	33.0
Mortgage-backed securities — U.S. Government backed	1,138.9	24.4	9.4	0.2	1,148.3	24.6
Asset-backed securities	844.6	38.8	270.1	26.0	1,114.7	64.8

Total fixed maturity securities	4,871.9	129.7	421.9	36.5	5,293.8	166.2
Equity securities	29.6	2.2	2.0	0.1	31.6	2.3

Total	$4,901.5	$131.9	$423.9	$36.6	$5,325.4	$168.5

% of gross unrealized loss		78%		22%

December 31, 2002:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$65.2	$0.4	$-	$-	$65.2	$0.4
Obligations of states and political subdivisions	9.2	0.2	-	-	9.2	0.2
Corporate securities
Public:	1,471.5	73.8	270.6	28.7	1,742.1	102.5
Private:	463.8	41.0	70.4	8.6	534.2	49.6
Mortgage-backed securities — U.S. Government backed	155.5	0.8	19.6	-	175.1	0.8
Asset-backed securities	614.0	66.2	260.8	92.1	874.8	158.3

Total fixed maturity securities	2,779.2	182.4	621.4	129.4	3,400.6	311.8
Equity securities	47.2	19.0	16.1	4.0	63.3	23.0

Total	$2,826.4	$201.4	$637.5	$133.4	$3,463.9	$334.8

% of gross unrealized loss		60%		40%

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Of the Company’s general account fixed maturity securities, 93.4% were in the highest two NAIC Designations as of December 31, 2003.

The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of each December 31.

(in millions)	Rating agency equivalent	As of December 31, 2003		As of December 31, 2002
NAIC designation[1]	designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$17,507.7	$18,041.5	$15,574.2	$16,280.3
2	Baa	10,084.9	10,703.4	9,127.5	9,596.6
3	Ba	1,272.1	1,329.8	1,269.0	1,231.3
4	B	407.2	406.6	413.8	392.2
5	Caa and lower	145.7	159.5	202.9	177.4
6	In or near default	145.3	146.3	87.4	76.4

	Total	$29,562.9	$30,787.1	$26,674.8	$27,754.2

[1]	NAIC Designations are assigned no less frequently than annually. Some NAIC designations for securities shown have been assigned by management to securities not yet assigned designation by the NAIC in a manner approximating equivalent public rating categories.
[2]	Comparison’s between NAIC and Moody’s designations are published by the NAIC. In the event no Moody’s rating is available, the Company has assigned internal ratings corresponding to the public rating.

MORTGAGE-BACKED SECURITIES

As of December 31, 2003 the fair value of the Company’s general account mortgage-backed security (MBS) investments is comprised of residential MBS investments and totaled $4.43 billion (14.4%) of the carrying value of the general account fixed maturity securities available-for-sale.

The Company believes that MBS investments add diversification, liquidity, credit quality and additional yield to its general account portfolio. The Company’s objective for its MBS portfolio is to provide reasonable cash flow stability and increased yield. The MBS portfolio include collateralized mortgage obligations (CMOs), Real Estate Mortgage Investment Conduits (REMICs) and mortgage-backed pass-through securities. The Company’s general account MBS investments generally do not include interest-only securities or principal-only securities or other MBSs, which may exhibit extreme market volatility.

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk varies by to the type of MBS held. The Company limits its exposure to prepayments/extension by including less volatile types of MBSs. As of December 31, 2003, $2.40 billion (54.0%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. Most of the Company’s non-PAC MBSs posses varying degrees of cash flow structure and prepayment/extension risk. The MBS portfolio contains only 4.8% of pure pass-throughs.

The following table sets forth the distribution by investment type of the Company’s general account MBS portfolio as of each December 31.

	As of December 31, 2003		As of December 31, 2002
(in millions)	Carrying value	% of total	Carrying value	% of total
Planned amortization class	$2,395.3	54.0	$2,547.6	52.9
Very Accurately Defined Maturity	575.4	13.0	695.6	14.5
Sequential	642.1	14.5	474.4	9.8
Accrual	252.1	5.7	318.3	6.6
Non-Accelerating Securities — CMO	211.8	4.8	308.8	6.4
Multi-Family Mortgage Pass-Through Certificates	214.6	4.8	130.7	2.7
Scheduled	19.8	0.4	55.3	1.1
Targeted Amortization Class	6.7	0.2	58.1	1.2
Other	114.3	2.6	232.6	4.8

Total	$4,432.1	100.0	$4,821.4	100.0

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ASSET-BACKED SECURITIES

The Company’s general account asset-backed security (ABS) portfolio includes home equity and credit card backed ABSs, among others. As of December 31, 2003, ABSs were $4.34 billion (14.1%) of the carrying value of the general account fixed maturity securities available-for-sale.

The Company believes that general account ABS portfolio adds diversification, liquidity, credit quality and additional yield to its general account fixed maturity securities portfolio. Life the MBS portfolio, the Company’s objective for the ABS portfolio is to provide reasonable cash flow stability and increased yield.

The following table sets forth the distribution by investment type of the Company’s general account ABS portfolio as of each December 31.

	As of December 31, 2003		As of December 31, 2002
(in millions)	Carrying value	% of total	Carrying value	% of total
Home equity	$1,208.2	27.8	$1,138.2	29.2
Credit card backed	780.3	18.0	597.0	15.3
CBO/CLO	493.8	11.4	465.8	12.0
Miscellaneous asset backed	325.8	7.5	232.9	6.0
Commercial mortgage backed securities	333.1	7.7	208.3	5.4
Pass through certificate	251.4	5.8	193.0	5.0
Enhanced equity / equity trust certificates	193.5	4.4	159.8	4.1
Franchise/business loan	122.4	2.8	135.9	3.5
Auto loan backed	122.2	2.8	144.4	3.7
Credit tenant leases	67.0	1.5	93.0	2.4
Manufactured housing backed	83.7	1.9	101.2	2.6
Equipment leases	69.3	1.6	106.2	2.7
Other	293.6	6.8	317.3	8.1

Total	$4,344.3	100.0	$3,893.0	100.0

PRIVATE PLACEMENT FIXED MATURITY SECURITIES

The Company invests in private placement fixed maturity securities because of the generally higher nominal yield available compared to comparably rated public fixed maturity securities, more restrictive financial and business covenants available in private fixed maturity security loan agreements and stronger prepayment protection. Although private fixed maturity securities are not registered with the Securities and Exchange Commission and generally are less liquid than public fixed maturity securities, restrictive financial and business covenants included in private fixed maturity security loan agreements generally are designed to compensate for the impact of increased liquidity risk. A significant majority of the private fixed maturity securities that the Company holds are participations in issues that are also owned by other investors. In addition, some of the private fixed maturity securities are rated by nationally recognized rating agencies and substantially all have been assigned a rating designation by the NAIC.

MORTGAGE LOANS

As of December 31, 2003, general account mortgage loans were $8.96 billion (20.8%) of the carrying value of consolidated general account invested assets. As of such date, commercial mortgage loans constituted substantially all of total general account mortgage loans. Commitments to fund mortgage loans of $411.4 million were outstanding as of December 31, 2003.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

The summary below depicts carrying value of mortgage loans by regional exposure and type of collateral as of December 31, 2003:

(in millions)	Office	Warehouse	Retail	Apartment & Other	Total
New England	$321.8	$14.7	$123.5	$11.7	$471.7
Middle Atlantic	315.2	300.2	343.6	133.6	1,092.6
East North Central	321.6	257.8	567.3	395.5	1,542.2
West North Central	121.6	68.2	82.7	98.3	370.8
South Atlantic	296.8	364.4	701.5	669.1	2,031.8
East South Central	57.0	82.5	126.2	160.9	426.6
West South Central	275.9	176.1	127.8	229.6	809.4
Mountain	195.9	112.3	137.9	260.0	706.1
Pacific	364.6	431.6	488.5	169.2	1,453.9

	$2,270.4	$1,807.8	$2,699.0	$2,127.9	8,905.1

Less valuation allowances					(32.4)
Net unamortized premium					60.5
Plus fair value of mortgage loan hedges and loan commitment hedges					31.5

Total mortgage loans on real estate, net					$8,964.7

As of December 31, 2003, the Company’s largest exposure to any single borrowing group was $157.3 million, or 1.8% of the Company’s general account mortgage loan portfolio.

As of December 31, 2003, none of the Company’s mortgage loans were classified as delinquent, compared to 0.11% a year ago. Foreclosed and restructured loans totaled 0.13% and 0.11%, respectively of the Company’s mortgage loans as of December 31, 2003 compared to 0.36% and 0.27% as of December 31 2002, respectively.

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

Interest Rate Risk

Fluctuations in interest rates can impact the Company’s earnings, cash flows and the fair value of its assets and liabilities. In a declining interest rate environment, the Company may be required to reinvest the proceeds from maturing and prepaying investments at rates lower than the overall yield of the portfolio, which could reduce future interest spread income. In addition, minimum guaranteed crediting rates ranging from 3.0% to 3.5% for a majority of the individual annuity contracts in-force) on certain individual annuity contracts could prevent the Company from lowering its interest crediting rates to levels commensurate with prevailing market interest rates resulting in a reduction of the Company’s interest spread income in the event market interest rates remain at, or decline further from, December 31, 2003 levels. The average crediting rate of fixed annuity products during 2003 was 4.31% and 3.71% for the Individual Annuity and Institutional Products segments, respectively, well in excess of the guaranteed rates.

The Company mitigates this risk by managing the maturity and interest-rate sensitivities of the assets to be consistent with those of the liabilities. During 2003, in response to the low interest rate environment, the Company reduced commissions on fixed annuity sales, launched new products with new guaranteed rates, discontinued the sale of its leading annual reset fixed annuities and implemented limits on variable annuity allocations to the guaranteed fixed option.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Conversely, a rising interest rate environment could result in a reduction of interest spread income or an increase in policyholder surrenders. Existing general account investments supporting annuity liabilities have a weighted average maturity of approximately 5.1 years as of December 31, 2003 and therefore, the change in yield of the portfolio will lag changes in market interest rates. This lag is increased if the rate of prepayments of securities slows. To the extent the Company sets renewal rates based on current market rates, this will result in reduced interest spreads. Alternatively, if the Company sets renewal crediting rates while attempting to maintain a desired spread from the portfolio yield, the rates offered by the Company may be less than new money rates offered by competitors. This difference could result in an increase in surrender activity by policyholders. If the Company were unable to fund the surrenders with its cash flow from operations, the Company may need to sell assets, which likely would have declined in value due to the increase in interest rates. The Company mitigates this risk by offering products that assess surrender charges and/or market value adjustments at the time of surrender, and by managing the maturity and interest-rate sensitivities of the assets to be consistent with those of the liabilities

Asset/Liability Management Strategies to Manage Interest Rate Risk

The Company employs an asset/liability management approach tailored to the specific requirements of each of its products. Each product line has an investment policy based on its specific characteristics. The policy establishes asset maturity and duration, quality and other guidelines.

The Company employs cash flow testing techniques in its asset/liability management process because the timing of the payment of future benefits on the majority of the Company’s business can be changed by the policyholder. In addition, each year the Company’s annuity and insurance business is analyzed to determine the adequacy of the statutory-basis reserves supporting such business. This analysis is accomplished by projecting the anticipated cash flows from such business and the assets required to support such business under a number of possible future interest rate scenarios. The first seven of these scenarios are required by state insurance regulation. Projections are also made using 12 additional scenarios, which involve more extreme fluctuations in future interest rates and equity markets. Finally, to get a statistical analysis of possible results and to minimize any bias in the 19 predetermined scenarios, additional projections are made using 100 randomly generated interest rate scenarios. For the Company’s 2003 cash flow testing process, interest rates for 90-day treasury bills ranged from 0.10% to 9.08% under the 19 predetermined scenarios and 0.45% to 20.47% under the 100 random scenarios. Interest rates for longer maturity treasury securities had comparable ranges. The values produced by each projection are used to determine future gains or losses from the Company’s annuity and insurance business, which, in turn, are used to quantify the adequacy of the Company’s statutory-basis reserves over the entire projection period. The results of the Company’s cash flow testing indicated that the Company’s statutory-basis reserves were adequate as of December 31, 2003.

Use of Derivatives to Manage Interest Rate Risk

The Company is exposed to changes in the fair value of fixed rate investments (e.g. commercial mortgage loans and corporate bonds) due to changes in interest rates. To manage this risk, the Company enters into various types of derivative instruments to minimize fluctuations in fair values resulting from changes in interest rates. The Company principally uses interest rate swaps and short Euro futures to manage this risk.

Under interest rate swaps, the Company receives variable interest rate payments and makes fixed rate payments, thereby creating floating rate investments.

Short Euro futures change fixed rate cash flow exposure to variable rate. With short Euro futures, if interest rates rise (fall), the gains (losses) on the futures adjust the fixed rate income on the investments, thereby creating floating rate investments.

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

Floating rate investments (commercial mortgage loans and corporate bonds) expose the Company to fluctuations in cash flow and investment income due to changes in interest rates. To manage this risk, the Company enters into receive fixed, pay variable over-the-counter interest rate swaps or long Euro futures strips to convert the variable rate investments to a fixed rate.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

In using interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments; thereby creating fixed rate assets.

Long Euro futures change the variable rate cash flow exposure to fixed rate cash flows. With long Euro futures, if interest rates rise (fall), the losses (gains) on the futures reduce (increase) the variable rate income on the investments, thereby creating fixed rate investments.

Foreign Currency Risk Management

In conjunction with the Company’s medium-term note program, from time to time, the Company issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and interest rates. To manage these risks, the Company enters into cross-currency swaps to convert these liabilities to a U.S. dollar rate.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Characteristics of Interest Rate Sensitive Financial Instruments

The following table provides information about the Company’s financial instruments as of December 31, 2003 that are sensitive to changes in interest rates. Insurance contracts that subject the Company to significant mortality risk, including life insurance contracts and life-contingent immediate annuities, do not meet the definition of a financial instrument and are not included in the table.

Estimated year of maturities/ repayments

(in millions)	2004	2005	2006	2007	2008	There- after	Total	2003 Fair Value	2002 Fair Value
Assets
Fixed maturity securities:
Corporate bonds:
Principal	$1,559.2	$2,034.8	$2,976.1	$2,287.6	$1,828.6	$8,818.2	$19,504.5	$20,554.1	$18,069.5
Weighted average interest rate	6.99%	7.09%	7.18%	6.46%	5.94%	6.65%	6.72%
Mortgage and other asset-backed securities:
Principal	$1,316.1	$1,244.2	$1,227.2	$1,117.7	$1,032.1	$2,720.2	$8,657.5	$8,776.4	$8,714.4
Weighted average interest rate	5.33%	5.51%	5.34%	4.93%	4.49%	5.45%	5.26%
Other fixed maturity securities:
Principal	$43.8	$32.0	$153.7	$44.6	$110.4	$1,016.4	$1,400.9	$1,456.6	$970.3
Weighted average interest rate	6.21%	5.99%	4.55%	5.32%	4.42%	5.43%	5.29%
Mortgage loans on real estate:
Principal	$424.6	$739.1	$739.5	$693.6	$686.1	$5,622.6	$8,905.6	$9,459.3	$9,155.1
Weighted average interest rate	6.81%	6.93%	6.53%	5.51%	5.52%	6.77%	6.57%
Liabilities
Individual deferred fixed annuities:
Principal	$1,666.5	$1,733.3	$2,170.7	$2,088.3	$1,431.0	$5,459.3	$14,549.1	$14,379.1	$11,552.2
Weighted average crediting rate	3.78%	3.65%	3.41%	3.15%	3.07%	3.06%	3.24%
Group pension deferred fixed annuities:
Principal	$1,307.6	$1,127.2	$1,000.7	$868.1	$741.0	$4,768.5	$9,813.2	$9,760.4	$9,310.5
Weighted average crediting rate	4.26%	3.92%	3.65%	3.46%	3.34%	3.26%	3.53%
Funding agreements backing MTNs
Principal	$1,115.1	$1,431.1	$805.7	$520.0	$224.7	$253.8	$4,350.4	$4,606.3	$4,222.2
Weighted average crediting rate	2.40%	2.62%	2.69%	2.73%	2.72%	2.72%	2.60%
Immediate annuities:
Principal	$61.0	$53.2	$46.0	$38.8	$32.9	$213.8	$445.7	$573.8	$577.0
Weighted average crediting rate	6.57%	6.62%	6.68%	6.76%	6.85%	7.03%	6.85%
Short-term debt:
Principal	$205.3	$-	$-	$-	$-	$-	$205.3	$205.3	$-
Average interest rate	1.14%	-	-	-	-	-	1.14%
Long-term debt:
Principal	$-	$-	$-	$-	$-	$1,405.6	$1,405.6	$1,497.4	$1,239.6
Weighted average interest rate	-	-	-	-	-	6.70%	6.70%

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

(in millions)	2004	2005	2006	2007	2008	There- after	Total	2003 Fair Value	2002 Fair Value
Derivative Financial Instruments
Interest rate swaps:
Pay fixed/receive variable
Notional value	$221.8	$355.8	$534.9	$364.1	$252.6	$721.5	$2,450.6	$(200.3)	$(155.3)
Weighted average pay rate	5.66%	5.66%	4.85%	5.19%	5.57%	5.62%	5.39%
Weighted average receive rate	1.17%	1.17%	1.21%	1.19%	1.17%	1.38%	1.24%
Pay variable/receive fixed
Notional value	$320.4	$610.3	$552.7	$566.7	$281.4	$264.3	$2,595.8	$640.6	$250.3
Weighted average pay rate	1.46%	1.51%	1.61%	1.65%	1.58%	1.70%	1.58%
Weighted average receive rate	3.05%	4.16%	4.27%	5.32%	4.97%	6.24%	4.60%
Pay variable/receive variable
Notional value	$239.1	$769.1	$102.6	$-	$-	$-	$1,110.8	$99.6	$95.8
Weighted average pay rate	1.36%	1.47%	1.55%				1.45%
Weighted average receive rate	2.44%	1.28%	3.57%				1.74%
Pay fixed/receive fixed
Notional value	$-	$40.5	$26.8	$51.6	$16.8	$176.1	$311.7	$(56.6)	$(3.4)
Weighted average pay rate		3.26%	5.65%	6.07%	5.83%	5.32%	5.23%
Weighted average receive rate		4.88%	3.27%	3.88%	4.04%	4.69%	4.42%
Convertible asset swap
Notional value	$10.0	$-	$-	$-	$-	$-	$10.0	$(1.1)	$(2.9)
Weighted average receive rate	2.83%						2.83%
Credit default swap sold
Notional value	$115.0	$98.0	$199.0	$247.0	$137.0	$4.5	$800.5	$10.0	$(2.7)
Weighted average receive rate	1.07%	1.49%	1.12%	0.98%	0.57%	0.76%	1.02%
Credit default swap purchased
Notional value	$-	$-	$5.0	$-	$7.0	$-	$12.0	$0.4	$-
Weighted average pay rate			5.0%		1.0%		2.7%
Embedded derivatives
Notional value	$-	$-	$-	$-	$-	$20.0	$20.0	$4.6	$-
Futures:
Long positions
Contract amount/notional	$4.0	$1.0	$-	$-	$-	$-	$5.0	$0.1	$0.2
Weighted average settlement price	92.4	92.3					92.3
Short positions
Contract amount/notional	$1,132.8	$616.0	$370.0	$225.0	$143.0	$124.0	$2,610.8	$(25.3)	$(45.9)
Weighted average settlement price	96.5	93.3	93.1	93.1	92.9	92.6	94.6

Additional information about the characteristics of the financial instruments and assumptions underlying the data presented in the table above are as follows:

Mortgage and asset-backed securities:  The year of maturity is determined based on the terms of the securities and the current rate of prepayment of the underlying pools of mortgages or assets. The Company limits its exposure to prepayments by purchasing less volatile types of MBSs and ABSs (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities”).

Corporate bonds and other fixed maturity securities and mortgage loans on real estate:  The maturity year is that of the security or loan.

Individual deferred fixed annuities:  The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Individual deferred fixed annuities are certain individual annuity contracts, which are also subject to surrender charges calculated as a percentage of the deposits made and assessed at declining rates during the first seven years after a deposit is made. Also included in deferred fixed annuities are $5.65 billion of participating group annuity contracts. As of December 31, 2003, individual annuity general account liabilities totaling $7.88 billion were in contracts where the crediting rate is reset periodically, with portions resetting in each calendar quarter and $1.98 billion that reset annually. Individual fixed annuity policy reserves of $3.23 billion are in contracts that adjust the crediting rate every five years. Individual fixed annuity policy reserves of $570.8 million are in contracts that adjust the crediting rate every three years. The average crediting rate is calculated as the difference between the projected yield of the

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

assets backing the liabilities and a targeted interest spread. However, for certain individual annuities the credited rate is also adjusted to partially reflect current new money rates.

Group pension deferred fixed annuities:  The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Included are group annuity contracts representing $9.34 billion of general account liabilities as of December 31, 2003, which are generally subject to market value adjustment upon surrender and which may also be subject to surrender charges. Of the total group annuity liabilities, $6.23 billion were in contracts where the crediting rate is reset quarterly, $1.15 billion were in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter and $1.96 billion were in contracts where the crediting rate is reset annually on January 1.

Funding agreements backing MTNs:  Fixed annuity policy reserves of $4.61 billion relate to funding agreements issued in conjunction with the Company’s medium-term note program where the crediting rate is either fixed for the term of the contract or variable, based on an underlying index.

Immediate annuities:  Included are non-life contingent contracts in payout status where the Company has guaranteed periodic, typically monthly, payments. The maturity year is based on the terms of the contracts.

Short-term debt and long-term debt:  The maturity year is the stated maturity date of the obligation. While certain obligations are callable, either at a premium or with a make-whole provision, the Company currently has no plans to call the obligations prior to the stated maturity date.

Derivative financial instruments:  The maturity year is based on the terms of the related contracts. Interest rate swaps include cross-currency interest rate swaps that eliminate all foreign currency exposure the Company has with existing assets and liabilities. Cross-currency interest rate swaps in place against each foreign currency obligation hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment. Underlying details by currency have therefore been omitted. Variable swap rates and settlement prices reflect rates and prices in effect as of December 31, 2003.

Equity Market Risk

Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2003, approximately 80% of separate account assets were invested in equity mutual funds. Gains and losses in the equity markets will result in corresponding increases and decreases in the Company’s separate account assets and the reported asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in GMDB claims, which may require the Company to accelerate the amortization of deferred policy acquisition costs. The Company’s long-term assumption for net separate account returns is 8% annual growth, earned evenly throughout the year. If equity markets were unchanged throughout a given year, the Company estimates that its net income per diluted share, calculated using current weighted average diluted shares outstanding, would be approximately $0.05 to $0.10 less than had the Company’s long-term assumption for net separate account returns been realized. This analysis assumes no other factors change and that an unlocking of DAC assumptions for individual variable annuities would not be required. Although, as it does each quarter, the Company would evaluate its DAC balance and underlying assumptions to determine whether unlocking is appropriate. The Company can provide no assurance that the experience of flat equity market returns would not result in changes to other factors affecting profitability, including the possibility of unlocking of DAC assumptions for individual variable annuities.

Many of the Company’s individual variable annuity contracts offer guaranteed minimum death benefit (GMDB) features. A GMDB generally provides a benefit if the annuitant dies and the contract value is less than a contractually defined amount. Such specified amounts vary from contract to contract based on the date the contract was entered into as well as the GMDB feature elected. A decline in the stock market may cause the contract value to fall below this specified amount, and the net amount at risk to increase. The net amount at risk is the amount by which the GMDB exceeds the contract value at any given time and is a primary indicator of potential future GMDB claims. As of December 31, 2003, the net amount at risk, net of amounts reinsured, was $1.00 billion. To manage this risk, the Company has implemented a GMDB hedging program for certain new and existing business. The program, which is an economic hedge but does not qualify for hedge accounting under FAS 133, is designed to offset a specified portion of changes in the value of the GMDB obligation. Currently the program shorts S&P 500 index futures, which in turn provides a partial offset to changes in the value of the designated

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

obligation. Prior to implementation of the GMDB hedging program in 2003, the Company managed the risk of these benefits by entering into reinsurance arrangements.

The Company also offers certain variable annuity products with a guaranteed minimum accumulation benefit (GMAB) rider. The GMAB provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time, 5, 7 or 10 years, selected by the contract holder at the time of issuance of the variable annuity contract. In some cases the contract holder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. The GMAB is an embedded derivative, and as such, the equity exposure in this product is recognized at fair value, separately from the annuity contract, with changes in fair value recognized in the income statement. The Company is exposed to equity market risk to the extent that the underlying investment options, which can include fixed and variable components selected by the contract holder, do not generate enough earnings over the life of the contract to at least equal the adjusted premiums. The Company is economically hedging the GMAB exposure for those risks that exceed a level considered acceptable by purchasing interest rate futures and shorting S&P 500 futures. The GMAB economic hedge does not qualify for hedge accounting under FAS 133. Upon reaching scale, the Company anticipates the purchase of S&P 500 index put options and over-the-counter basket put options, which are constructed in order to minimize the tracking error of the hedge and the GMAB liability. See note 7, 10 and 15 to the consolidated financial statements included in the F pages of this report for additional disclosures about GMAB risks.

Inflation

The rate of inflation did not have a material effect on the revenues or operating results of the Company during 2003, 2002 or 2001.

ITEM 8 Consolidated Financial Statements and Supplementary Data

The consolidated financial statements of Nationwide Financial Services, Inc. and Subsidiaries are indexed in Part IV, Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K and included in the F pages of this report.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A Controls and Procedures

(a)	The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Annual Report.
(b)	There have been no changes during the Company’s fourth fiscal quarter to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART III

ITEM 10 Directors and Executive Officers of the Registrant

The information set forth under the caption “Election of Directors” in NFS’ 2004 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

Name	Age	Position with NFS (as of March 1, 2004)
W.G. Jurgensen	52	Chief Executive Officer
Joseph J. Gasper	60	President and Chief Operating Officer
Mark R. Thresher	47	President and Chief Operating Officer — Elect and Chief Financial Officer
Patricia R. Hatler	49	Executive Vice President, General Counsel and Secretary
Terri L. Hill	44	Executive Vice President — Chief Administrative Officer
Michael C. Keller	44	Executive Vice President — Chief Information Officer
Stephen S. Rasmussen	51	Executive Vice President
Kathleen D. Ricord	53	Executive Vice President — Chief Marketing Officer
Robert A. Rosholt	53	Executive Vice President — Chief Finance and Investment Officer
Philip C. Gath	56	Senior Vice President — Chief Actuary — Nationwide Financial
Richard A. Karas	61	Senior Vice President — Sales — Financial Services
M. Eileen Kennedy	46	Senior Vice President
Gregory S. Lashutka	59	Senior Vice President — Corporate Relations
Brian W. Nocco	51	Senior Vice President and Treasurer
Mark D. Phelan	49	Senior Vice President — Technology and Operations
Susan A. Wolken	53	Senior Vice President — Product Management and Nationwide Financial Marketing

Business experience for each of the individuals listed in the above table is set forth below.

W. G. Jurgensen has been Chief Executive Officer of NFS since August 2000, Chairman of the Board from January 2001 to June 2003, Chief Executive Officer — Elect from May to August 2000 and a director of NFS since May 2000. He has also been Chief Executive Officer of Nationwide Mutual, Nationwide Mutual Fire, Nationwide Life and Nationwide Life and Annuity, since August 2000, Chief Executive Officer — Elect of those companies from May to August 2000 and a director of Nationwide Mutual, Nationwide Mutual Fire and Nationwide Life since May 2000. He also serves as a director of several other companies within Nationwide, which is comprised of the Company, Nationwide Mutual, Nationwide Mutual Fire and all of their respective subsidiaries and affiliates (collectively, “Nationwide”). Previously, he was Executive Vice President of Bank One Corporation from 1998 to 2000. Mr. Jurgensen was Executive Vice President of First Chicago NBD Corporation and Chairman of FCC National Bank from 1996 to May 1998. Mr. Jurgensen has been a director of ConAgra Foods, Inc., a producer and marketer of food products, since August 2002.

Joseph J. Gasper has been President and Chief Operating Officer of NFS since December 1996 and a director of NFS since November 1996. Mr. Gasper has been President and Chief Operating Officer and a director of Nationwide Life and Nationwide Life and Annuity since April 1996. He also serves as a director of several other Nationwide companies. Previously, he was Executive Vice President — Property and Casualty Operations of Nationwide Mutual and Nationwide Life from April 1995 to April 1996. He was Senior Vice President — Property and Casualty Operations of Nationwide Mutual and Nationwide Life from September 1993 to April 1995. Prior to that time, Mr. Gasper held various management positions in other Nationwide companies. Mr. Gasper has announced his intention to retire from all of his Nationwide officer and director positions he holds following NFS’ Annual Meeting in May 2004.

Mark R. Thresher has been President and Chief Operating Officer-Elect and Chief Financial Officer of NFS, Nationwide Life and Nationwide Life and Annuity since December 2003. He was Senior Vice President — Chief Financial Officer from December 2002 to December 2003. Mr. Thresher has been Senior Vice President — Finance — Nationwide Financial of several other companies within Nationwide since April 2001. Previously, he was Senior Vice President — Finance of NFS from May 1999 to December 2002. He was Vice President — Finance and Treasurer of the Company from February 1997 to May 1999. Mr. Thresher was Senior Vice President — Finance — Nationwide Financial of Nationwide Life and Nationwide Life and Annuity from May 1999 to December 2003. Previously, he was Vice President — Controller of Nationwide Life from August 1996 to May 1999. He was Vice President and Treasurer of the Company from December 1996 to February 1997 and Vice President and Treasurer of several other companies within Nationwide from June 1996 to August 1996. Prior to that time, Mr. Thresher served as a partner with KPMG LLP from July 1988 to May 1996.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Patricia R. Hatler has been Executive Vice President, General Counsel and Secretary of NFS since March 2003. Ms. Hatler was Senior Vice President, General Counsel and Secretary from May 2000 to March 2003 and Senior Vice President and General Counsel from August 1999 to May 2000. She has been Executive Vice President, General Counsel and Secretary of several other companies within Nationwide since March 2003 and was Senior Vice President, General Counsel and Secretary of several Nationwide companies from April 2000 to March 2003, and was Senior Vice President and General Counsel from July 1999 to April 2000. Prior to that time, she was General Counsel and Corporate Secretary of Independence Blue Cross from 1983 to July 1999.

Terri L. Hill has been Executive Vice President — Chief Administrative Officer of NFS and several other Nationwide companies since September 2003. She was Senior Vice President — Human Resources/Operations from December 2000 to September 2003 for Scottsdale Insurance Company (“Scottsdale”) and its affiliates, Vice President — Human Resources/Communications from May 1997 to December 2000 and Vice President — Human Resources from October 1996 to May 1997, for Scottsdale and its affiliates. Prior to that time, she was Vice President — Human Relations from February 1985 to September 1996 at American Express, and Director of Personnel for Bullock’s Department Stores from August 1981 to February 1985.

Michael C. Keller has been Executive Vice President — Chief Information Officer of NFS since August 2001. Mr. Keller has been Executive Vice President — Chief Information Officer of several other companies within Nationwide since June 2001. Prior to that time, Mr. Keller was Senior Vice President of Bank One from January 1998 to June 2001 and held various management positions with IBM from July 1982 to December 1997.

Stephen S. Rasmussen has been Executive Vice President of NFS and President and Chief Operating Officer of Nationwide Mutual and Nationwide Mutual Fire since September 2003. Mr. Rasmussen is also a Director, President and Chief Operating Officer of ALLIED Group, Inc. (“Allied”), a wholly owned subsidiary of Nationwide Mutual, and serves as Chairman and Director of several Allied subsidiaries. He also serves as a Director of several other companies within Nationwide. Previously he was President and Chief Operating Officer of Allied Group, Inc. and the Allied subsidiary insurance companies from December 2000 to September 2003. Prior to that time, he held various management positions with Allied and its subsidiaries since 1974.

Robert A. Rosholt has been Executive Vice President — Chief Finance and Investment Officer of NFS and several other companies within Nationwide since March 2003. Previously, he was Executive Vice President — Finance and Investments of the Company and several other companies within Nationwide from October 2002 to March 2003. He also serves as a Director of several other Nationwide companies. Prior to that time, Mr. Rosholt was Executive Vice President and Head of Operations of AON Corporation from September 2000 to October 2002 and held various management positions including CFO, with Bank One Corporation from June 1974 to May 2000.

Kathleen D. Ricord has been Executive Vice President — Chief Marketing Officer of NFS and several other companies within Nationwide since September 2003. Previously, she was Senior Vice President — Marketing and Strategy of several Nationwide companies from April 2002 to September 2003, Vice President — Marketing and Strategy from August 1999 to April 2002, Vice President — Assistant to the Chief Executive Officer and Enterprise Strategic Planning from March 1998 to August 1999 and Associate Vice President — Enterprise Strategic Planning and Assistant to the Chief Executive Officer from March 1997 to March 1998. Prior to that time, Ms. Ricord held several positions within Nationwide.

Philip C. Gath has been Senior Vice President — Chief Actuary — Nationwide Financial of NFS since June 1998. Mr. Gath has been Senior Vice President — Chief Actuary — Nationwide Financial of several other companies within Nationwide since May 1998. Previously, Mr. Gath was Vice President — Product Manager — Individual Variable Annuity of several Nationwide companies from July 1997 to May 1998 and Vice President — Individual Life Actuary from August 1989 to July 1997. Prior to that time, Mr. Gath held various positions within Nationwide.

Richard A. Karas has been Senior Vice President — Sales — Financial Services of NFS since December 1996, and of several Nationwide companies since March 1993. Previously, he was Vice President — Sales — Financial Services of several other companies within Nationwide from February 1989 to March 1993. Prior to that time, Mr. Karas held various positions within Nationwide.

M. Eileen Kennedy has been Senior Vice President of NFS and several other Nationwide companies since January 2004 and will assume the role of Senior Vice President — Chief Financial Officer effective April 1, 2004. Ms. Kennedy was Executive Vice President of several Gartmore subsidiaries, from April 2003 to January 2004. Prior to that time, Ms. Kennedy held a number of management positions, including senior vice president and treasurer, with Bank One Corporation from June 1980 to April 2003.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Gregory S. Lashutka has been Senior Vice President — Corporate Relations of NFS and several other companies within Nationwide since January 2000. Prior to that time, he was Mayor of the City of Columbus (Ohio) from January 1992 to December 1999.

Brian W. Nocco has been Senior Vice President and Treasurer of NFS since December 2002. Mr. Nocco has been Senior Vice President and Treasurer of Nationwide since April 2001. He was Senior Vice President and Assistant Treasurer of NFS from April 2001 to December 2002. He has been Senior Vice President and Assistant Treasurer of Nationwide Life Insurance Company of America and Nationwide Life and Annuity Company of America since October 2002. Prior to that time, he was Executive Vice President of Imperial Bank and subsidiaries from May 1998 to June 2000. He was Senior Vice President —Chief Compliance Officer with The Chubb Corporation from 1994 to 1998, and Treasurer and Vice President — Finance of Continental Bank Corporation from 1986 to 1994. From 1974 to 1986 he held positions in several companies.

Mark D. Phelan has been Senior Vice President — Technology and Operations of NFS since May 2001. Mr. Phelan has been Senior Vice President of several other companies within Nationwide since July 2000. He was Vice President from November 1998 to July of 2000. Prior to that time, he was Executive Vice President of CheckFree Corporation from October 1992 to November 1997, Sales Vice President of AT&T Corporation from February 1982 to November 1992 and Operations Manager with IBM Corporation from April 1977 to February 1982.

Susan A. Wolken has been Senior Vice President — Product Management and Nationwide Financial Marketing of NFS and several other companies within Nationwide since May 1999. She was Senior Vice President — Life Company Operations of the Company and several other companies within Nationwide from June 1997 to May 1999. She was Senior Vice President — Enterprise Administration of several Nationwide companies from July 1996 to June 1997. Prior to that time, she was Senior Vice President — Human Resources of from April 1995 to July 1996, Vice President — Human Resources from September 1993 to April 1995 and Vice President — Individual Life and Health Operations from October 1989 to September 1993.

The Board of Directors adopted a revised version of the Nationwide Code of Conduct and Business Practices which is posted on the Company’s website (http://www.nationwidefinancial.com) under the Corporate Governance subsection of the Investor Relations area of the website. The code is available in print, free of charge, to any shareholder who requests it. You may request a copy by contacting Kevin G. O’Brien, Vice President — Investor Relations, One Nationwide Plaza, Columbus, Ohio, 43215, or you may call (614) 677-5331. All directors, officers and employees of the Nationwide group of companies are required to adhere to the code. As required by the Securities and Exchange Commission regulations and the listing standards of the NYSE, the code contains written standards designed to deter wrongdoing and to promote honest, ethical conduct including ethical handling of conflicts; full, fair, accurate, timely and understandable disclosure in regulatory reports and public communications; compliance with laws, rules and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code. It also contains compliance standards and procedures that facilitate the effective operation of the code. Any waivers from, or amendments to, the code for directors and executive officers must be approved by the Board of Directors or a designated board committee and will be promptly disclosed to the shareholders by posting any waiver on it’s the NFS website listed above.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ITEM 11 Executive Compensation

Information required by this item is set forth from the heading captions “Executive Compensation and Other Information” and “Equity Compensation Plan Information” in the NFS 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this item is set forth under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in NFS’ 2004 Proxy Statement and is incorporated herein by reference.

ITEM 13 Certain Relationships and Related Transactions

Information required by this item is set forth under the caption “Certain Relationships and Related Transactions” in NFS’ 2004 Proxy Statement and is incorporated herein by reference.

ITEM 14 Principal Accountant Fees and Services

Information required by this item is set forth under the caption “Principal Accountant Fees and Services” in NFS’ 2004 Proxy Statement and is incorporated herein by reference.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

PART IV

ITEM 15  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Consolidated Financial Statements		Page
Report of Management		F-1
Independent Auditors’ Report		F-1
Consolidated Statements of Earnings for the years ended December 31, 2003, 2002 and 2001		F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002		F-3
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001		F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001		F-5
Notes to Consolidated Financial Statements		F-6

Financial Statement Schedules
Schedule I	Consolidated Summary of Investments — Other Than Investments in Related Parties as of December 31, 2003	F-61
Schedule II	Condensed Financial Information of Registrant	F-62
Schedule III	Supplementary Insurance Information as of December 31, 2003, 2002 and 2001 and for each of the years then ended	F-66
Schedule IV	Reinsurance as of December 31, 2003, 2002 and 2001 and for each of the years then ended	F-67
Schedule V	Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001	F-68

All other schedules are omitted because they are not applicable or not required, or because the required information has been included in the audited consolidated financial statements or notes thereto.

Exhibit Index
3.1	Form of Restated Certificate of Incorporation of Nationwide Financial Services, Inc. (previously filed as Exhibit 3.1 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

3.2	Restated Bylaws of Nationwide Financial Services, Inc.

4.1	Form of Indenture relating to the 8.00% senior notes, including the form of Global Note and the form of Definitive Note (previously filed as Exhibit 4.1 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

4.2	Form of Indenture relating to the Junior Subordinated Deferrable Interest Debentures due 2037 of Nationwide Financial Services, Inc. (previously filed as Exhibit 4.1 to Form S-1, Registration Number 333-18533, filed March 5, 1997, and incorporated herein by reference)

4.3	Subordinated Indenture relating to the Junior Subordinated Debentures due 2028 of Nationwide Financial Services, Inc. (previously filed as Exhibit 4.2 to Form 8-K, Commission File Number 1-12785, filed October 23, 1998, and incorporated herein by reference)

4.4	First Supplemental Indenture relating to the Junior Subordinated Debentures due 2028 of Nationwide Financial Services, Inc. (previously filed as Exhibit 4.3 to Form 8-K, Commission File Number 1-12785, filed October 23, 1998, and incorporated herein by reference)

4.5	Senior Indenture dated November 1, 2001 relating to senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed November 16, 2001, and incorporated herein by reference)

4.6	Form of First Supplemental Indenture relating to the 6.25% senior notes (previously filed as Exhibit 4.2 to Form 8-K, Commission File Number 1-12785, filed November 16, 2001, and incorporated herein by reference)

4.7	Second Supplemental Indenture relating to the 5.90% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed June 24, 2002, and incorporated herein by reference)

4.8	Third Supplemental Indenture relating to the 5.265% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed February 13, 2003, and incorporated herein by reference)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Exhibit Index
10.1

Form of Intercompany Agreement among Nationwide Mutual Insurance Company, Nationwide Corporation and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.1 to Form S-1, Registration Number

333-18527, filed March 5, 1997, and incorporated herein by reference)

10.2	Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Financial Services, Inc. and any corporation that may hereafter be a subsidiary of Nationwide Financial Services, Inc.

10.3	Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Life Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Life Insurance Company

10.4	Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Life Insurance Company of America and any corporation that may hereafter be a subsidiary of Nationwide Life Insurance Company of America

10.5	Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Provident Holding Company and any corporation that may hereafter be a subsidiary of Nationwide Provident Holding Company

10.6	Form of Amended and Restated Cost Sharing Agreement among parties named therein (previously filed as Exhibit 10.3 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.7	Modified Coinsurance Agreement between Nationwide Life Insurance Company and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.4 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.8	Five Year Credit Agreement, dated May 25, 2000, among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks named therein and Bank One, NA, as agent (previously filed as Exhibit 10.5 to Form 10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.8.1	Amendment No. 1 dated as of September 29, 2000 to the Five Year Credit Agreement dated as of May 25, 2000 among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Bank One, NA, as agent (previously filed as Exhibit 10.5.1 to Form 10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.8.2	Amendment No. 2 dated as of April 19, 2002 to the Five Year Credit Agreement dated as of May 25, 2000 among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Bank One, NA, as agent

10.8.3	Amendment No. 3 dated as of May 22, 2002 to the Five Year Credit Agreement dated as of May 25, 2000 among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Bank One, NA, as agent

10.8.4	Amendment No. 4 dated as of May 20, 2003 to the Five Year Credit Agreement dated as of May 25, 2000 among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Bank One, NA, as agent

10.9	364-Day Credit Agreement, dated May 20, 2003, among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks named therein and Bank One, NA, as agent

10.10	Form of Lease Agreement between Nationwide Mutual Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.7 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Exhibit Index
10.11 *	Form of Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.8 to Form 10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.11.1*	Form of Second Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.8 to Form 10-Q, Commission File Number 1-12785, filed August 12, 2003, and incorporated herein by reference)

10.12	General Description of Nationwide Performance Incentive Plan (previously filed as Exhibit 10.9 to Form 10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.13 *	Form of Amended and Restated Nationwide Office of Investments Incentive Plan (previously filed as Exhibit 10.10 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2001, and incorporated herein by reference)

10.14 *	Nationwide Insurance Excess Benefit Plan effective as of December 31, 1996 (previously filed as Exhibit 10.11 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.15	Restated Nationwide Insurance Retirement Plan effective as of January 1, 2002 (previously filed as Exhibit 10.12 to Form 10-Q, Commission File Number 1-12785, filed May 13, 2002, and incorporated herein by reference)

10.15.1*	Nationwide Insurance Supplemental Retirement Plan effective as of December 31, 1996 (previously filed as Exhibit 10.12 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.16	Nationwide Salaried Employees Severance Pay Plan (previously filed as Exhibit 10.13 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.17 *	Nationwide Insurance Supplemental Defined Contribution Plan effective as of January 1, 1996 (previously filed as Exhibit 10.14 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.18 *	General Description of Nationwide Insurance Individual Deferred Compensation Program (previously filed as Exhibit 10.15 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.19 *	General Description of Nationwide Mutual Insurance Company Directors Deferred Compensation Program (previously filed as Exhibit 10.16 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.20 *	Amended and Restated Nationwide Financial Services, Inc. Stock Retainer Plan for Non-Employee Directors (previously filed as Exhibit 10.18 to Form 10-K, Commission File Number 1-12785, filed March 29, 2002, and incorporated herein by reference)

10.21	Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Financial Services, Inc. and Nationwide Cash Management Company.

10.22	Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Life Insurance Company and Nationwide Cash Management Company.

10.23	Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Life and Annuity Insurance Company and Nationwide Cash Management Company.

10.24	Master Repurchase Agreement between Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and Nationwide Mutual Insurance Company and certain of its Subsidiaries and affiliates (previously filed as Exhibit 10.20 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Exhibit Index
10.25	Stock Purchase and Sale Agreement between Nationwide Corporation and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.21 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)

10.26	Stock Purchase and Sale Agreement between Nationwide Financial Services, Inc. and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.22 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)

10.27	Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and John Cook (previously filed as Exhibit 10.24 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.28	Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Patricia Hatler (previously filed as Exhibit 10.25 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.29	Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Richard Headley (previously filed as Exhibit 10.26 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.30	Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Donna James (previously filed as Exhibit 10.27 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.31	Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Greg Lashutka (previously filed as Exhibit 10.28 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.32	Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Robert Oakley (previously filed as Exhibit 10.29 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.32.1	Form of Amendment of Employment Agreement, effective August 29, 2002, between Nationwide Mutual Insurance Company and Robert Oakley (previously filed as Exhibit 10.29.1 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.33	Form of Employment Agreement between Nationwide Mutual Insurance Company and Robert Rosholt (previously filed as Exhibit 10.30 to Form 10-Q, Commission File Number 1-12785, filed May 14, 2003, and incorporated herein by reference)

10.34	Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Michael Helfer (previously filed as Exhibit 10.31 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.35 *	Form of Employment Agreement, dated May 26, 2000, between Nationwide Mutual Insurance Company and W.G. Jurgensen (previously filed as Exhibit 10.32 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.36 *	Form of Employment Agreement, dated July 1, 2000, between Nationwide Financial Services Inc. and Joseph Gasper (previously filed as Exhibit 10.33 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.36.1*

Form of Amendment of Employment Agreement, effective August 28, 2002, between Nationwide Financial Services Inc. and Joseph Gasper (previously filed as Exhibit 10.33.1 to Form 10-K, Commission File Number

1-12785, filed March 14, 2003, and incorporated herein by reference)

10.36.2*	Letter Agreement dated December 10, 2003 between Nationwide Financial Services, Inc. and Joseph Gasper.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Exhibit Index
10.37 *	Form of Retention Agreement, dated July 1, 2000, between Nationwide Financial Services, Inc. and Joseph Gasper (previously filed as Exhibit 10.34 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.38	Form of Employee Leasing Agreement, dated July 1, 2000, between Nationwide Mutual Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.35 to Form 10-Q, Commission File Number 1-12785, filed May 11, 2001, and incorporated herein by reference)

10.39	Form of Employment Agreement, dated June 4, 2001, between Nationwide Mutual Insurance Company and Michael C. Keller (previously filed as Exhibit 10.36 to Form 10-Q, Commission File Number 1-12785, filed August 10, 2001, and incorporated herein by reference)

10.40 *	Nationwide Financial Services, Inc. Senior Executive Incentive Plan (previously filed as Exhibit 10.37 to Form 10-Q, Commission File Number 1-12785, filed August 10, 2001, and incorporated herein by reference)

10.41	Marketing and Support Services Agreement between Nationwide Financial Services, Inc. and Gartmore Global Investments, Inc. dated as of June 28, 2002. (previously filed as Exhibit 10.40 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2002, and incorporated herein by reference)

12	Computation of Ratio of Earnings to Fixed Charges

18	Letter regarding change in accounting principle from KPMG LLP (previously filed as Exhibit 18 to Form 10-Q, Commission File Number 1-12785, filed November 12, 2003, and incorporated herein by reference)

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP, Independent Auditors

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark R. Thresher pursuant to 18 U.S.C section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall note be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing)

32.2	Certification of Mark R. Thresher pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall note be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing)

*	Management Compensatory Plan

All other exhibits referenced by Item 601 of Regulation S-K are not required under the related instructions or are inapplicable and therefore have been omitted.

Reports on Form 8-K

On December 10, 2003, NFS filed a Current Report on Form 8-K in connection with the announcement of the May 2004 retirement of Joseph J. Gasper and election of Mark R. Thresher as his successor as President and Chief Operating Officer.

On December 18, 2003, NFS filed a Current Report on Form 8-K in connection with Fitch Ratings’ announcement of the assignment of ratings to NLIC and NLICA.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

By    /s/ W.G. JURGENSEN

W.G. Jurgensen, Chief Executive Officer

Date: March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ARDEN L. SHISLER	March 3, 2004	/s/ W.G. JURGENSEN	March 3, 2004
Arden L. Shisler, Chairman of the Board	Date	W.G. Jurgensen, Chief Executive Officer and Director	Date

/s/ JOSEPH J. GASPER	March 8, 2004	/s/ JOSEPH A. ALUTTO	March 3, 2004
Joseph J. Gasper, President, Chief Operating Officer and Director	Date	Joseph A. Alutto, Director	Date

/s/ JAMES G. BROCKSMITH, JR.	March 3, 2004	/s/ HENRY S. HOLLOWAY	March 3, 2004
James G. Brocksmith, Jr., Director	Date	Henry S. Holloway, Director	Date

/s/ LYDIA M. MARSHALL	March 3, 2004	/s/ DONALD L. MCWHORTER	March 3, 2004
Lydia M. Marshall, Director	Date	Donald L. McWhorter, Director	Date

/s/ DAVID O. MILLER	March 3, 2004	/s/ MARTHA MILLER DE LOMBERA	March 3, 2004
David O. Miller, Director	Date	Martha Miller de Lombera, Director	Date

/s/ JAMES F. PATTERSON	March 3, 2004	/s/ GERALD D. PROTHRO	March 3, 2004
James F. Patterson, Director	Date	Gerald D. Prothro, Director	Date

/s/ ALEX SHUMATE	March 3, 2004	/s/ MARK R. THRESHER	March 3, 2004
Alex Shumate, Director	Date	Mark R. Thresher, President and Chief Operating Officer-Elect and Chief Financial Officer	Date

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CERTIFICATION

I, W.G. Jurgensen, Chief Executive Officer of Nationwide Financial Services, Inc., certify that:

1.	I have reviewed this report on Form 10-K of Nationwide Financial Services, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	March 11, 2004

/s/  W.G. Jurgensen

Name: W.G. Jurgensen

Title: Chief Executive Officer

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CERTIFICATION

I, Mark R. Thresher, President and Chief Operating Officer – Elect and Chief Financial Officer of Nationwide Financial Services, Inc., certify that:

1.	I have reviewed this report on Form 10-K of Nationwide Financial Services, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	March 11, 2004

/s/ Mark R. Thresher

Name: Mark R. Thresher

Title: President and Chief Operating Officer—

Elect and Chief Financial Officer

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Report of Management

The management of Nationwide Financial Services, Inc and its subsidiaries (the Company) is responsible for the preparation and integrity of the consolidated financial statements and other financial information contained in this Annual Report on Form 10-K. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, and where necessary, include amounts that are based on the best estimates and judgment of management. Management believes the consolidated financial statements present fairly the Company’s financial position and results of operations and that other financial data contained in the Annual Report on Form 10-K has been compiled in a manner consistent with the consolidated financial statements.

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

Management also recognizes its responsibility for fostering a strong ethical business environment that ensures the Company’s affairs are conducted according to the highest standards of professional conduct, honesty and integrity. The Company’s Code of Conduct and Business Practices, which is posted on the Company’s website, reflects this responsibility. The code addresses the necessity of ensuring open communication within the Company; potential conflicts of interest; marketing practices; compliance with all laws, including those relating to financial disclosure; and the confidentiality of proprietary information. The Company’s Office of Ethics and Business Practices is responsible for raising employee awareness of the Company’s code, and serves as a confidential resource for inquiries and reporting.

The Audit Committee of the Board of Directors of the Company, composed of independent directors pursuant to the New York Stock Exchange listing standards currently applicable, meets periodically with the external and internal auditors, jointly and separately, to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to assure their independence and free access to the Audit Committee.

Mark R. Thresher

President and Chief Operating Officer — Elect

and Chief Financial Officer

March 11, 2004

Independent Auditors’ Report

The Board of Directors

Nationwide Financial Services, Inc.:

We have audited the consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Financial Services, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company changed its methods of accounting for derivative instruments and hedging activities, and for purchased or retained interests in securitized financial assets in 2001.

/s/ KPMG LLP

Columbus, Ohio

March 11, 2004

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings (in millions, except per share amounts)

Years ended December 31,	2003	2002	2001
Revenues:
Policy charges	$1,126.8	$1,028.4	$1,019.1
Life insurance premiums	426.2	302.3	251.1
Net investment income	2,233.4	1,918.8	1,736.8
Net realized (losses) gains on investments, hedging instruments and hedged items:
Unrelated parties	(85.1)	(111.5)	(57.5)
Related parties	-	23.2	44.4
Other income	234.1	126.6	76.6

Total revenues	3,935.4	3,287.8	3,070.5

Benefits and expenses:
Interest credited to policyholder account values	1,382.6	1,275.8	1,248.8
Other benefits and claims	563.5	374.8	279.8
Policyholder dividends on participating policies	105.7	63.5	41.7
Amortization of deferred policy acquisition costs	399.5	678.1	348.1
Amortization of value of business acquired	46.4	15.2	-
Interest expense on debt	96.2	76.8	54.9
Other operating expenses	823.7	670.1	529.0

Total benefits and expenses	3,417.6	3,154.3	2,502.3

Income from continuing operations before federal income taxes	517.8	133.5	568.2
Federal income tax expense (benefit)	119.4	(7.3)	143.9

Income from continuing operations	398.4	140.8	424.3
Discontinued operations, net of tax	-	3.4	(4.4)
Cumulative effect of adoption of accounting principles, net of tax	(0.6)	-	(7.1)

Net income	$397.8	$144.2	$412.8

Income from continuing operations per common share:
Basic	$2.62	$1.06	$3.29
Diluted	$2.61	$1.06	$3.28
Net income per common share:
Basic	$2.62	$1.09	$3.20
Diluted	$2.61	$1.09	$3.20
Weighted average common shares outstanding:
Basic	151.8	132.4	128.9
Diluted	152.3	132.6	129.2

See accompanying notes to consolidated financial statements, including note 19 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (in millions, except per share amounts)

December 31,	2003	2002
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $29,562.9 in 2003; $26,674.8 in 2002)	$30,787.1	$27,754.2
Equity securities (cost $117.0 in 2003; $149.7 in 2002)	128.7	134.7
Trading assets, at fair value	4.9	-
Mortgage loans on real estate, net	8,964.7	8,486.5
Real estate, net	123.4	145.6
Policy loans	963.2	986.4
Other long-term investments	194.6	205.0
Short-term investments, including amounts managed by a related party	1,970.3	1,420.1

Total investments	43,136.9	39,132.5
Cash	11.5	21.7
Accrued investment income	439.6	402.4
Deferred policy acquisition costs	3,329.9	3,026.9
Value of business acquired	523.0	569.3
Other intangible assets	52.3	58.7
Goodwill	406.7	399.4
Other assets	2,189.8	1,601.1
Assets held in separate accounts	60,937.6	50,348.3

Total assets	$111,027.3	$95,560.3

Liabilities and Shareholders’ Equity
Future policy benefits and claims	$39,988.4	$36,274.3
Short-term debt	205.3	2.7
Long-term debt, including $309.3 million with related parties in 2003	1,405.6	1,197.6
Other liabilities	3,615.0	3,294.1
Liabilities related to separate accounts	60,937.6	50,348.3

Total liabilities	106,151.9	91,117.0

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 50.0 shares; no shares issued and outstanding	-	-
Class A common stock, $0.01 par value. Authorized 750.0 shares, 65.5 and 65.4 shares issued and 56.3 and 56.2 shares outstanding, respectively	0.6	0.6
Class B common stock, $0.01 par value. Authorized 750.0 shares, 95.6 shares issued and outstanding	1.0	1.0
Additional paid-in capital	1,614.3	1,606.8
Retained earnings	3,006.4	2,688.4
Accumulated other comprehensive income	504.9	400.3
Treasury stock	(247.6)	(245.1)
Other, net	(4.2)	(8.7)

Total shareholders’ equity	4,875.4	4,443.3

Total liabilities and shareholders’ equity	$111,027.3	$95,560.3

See accompanying notes to consolidated financial statements, including note 19 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (in millions)

Years Ended December 31, 2003, 2002 and 2001	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Other, net	Total shareholders’ equity
Balance as of December 31, 2000	$0.2	$1.0	$640.8	$2,245.5	$114.5	$(0.3)	$(4.2)	$2,997.5
Comprehensive income:
Net income	-	-	-	412.8	-	-	-	412.8
Net unrealized gains on securities available-for-sale arising during the period, net of tax	-	-	-	-	98.2	-	-	98.2
Cumulative effect of adoption of accounting principles, net of tax					(1.4)			(1.4)
Accumulated net losses on cash flow hedges, net of tax	-	-	-	-	(8.8)	-	-	(8.8)

Total comprehensive income								500.8

Cash dividends declared	-	-	-	(61.9)	-	-	-	(61.9)
Other, net	-	-	5.7	2.4	-	0.1	(1.3)	6.9

Balance as of December 31, 2001	0.2	1.0	646.5	2,598.8	202.5	(0.2)	(5.5)	3,443.3

Comprehensive income:
Net income	-	-	-	144.2	-	-	-	144.2
Net unrealized gains on securities available-for-sale arising during the period, net of tax	-	-	-	-	187.1	-	-	187.1
Accumulated net gains on cash flow hedges, net of tax	-	-	-	-	10.7	-	-	10.7

Total comprehensive income								342.0

Cash dividends declared	-	-	-	(70.5)	-	-	-	(70.5)
Exchange of subsidiaries for shares of NFS stock held by a related party	0.1	-	110.4	-	-	(245.0)	-	(134.5)
Issuance of Class A common stock in connection with the Nationwide Provident acquisition	0.3	-	841.4	-	-	-	-	841.7
Other, net	-	-	8.5	15.9	-	0.1	(3.2)	21.3

Balance as of December 31, 2002	0.6	1.0	1,606.8	2,688.4	400.3	(245.1)	(8.7)	4,443.3

Comprehensive income:
Net income	-	-	-	397.8	-	-	-	397.8
Net unrealized gains on securities available-for-sale arising during the period, net of tax	-	-	-	-	132.5	-	-	132.5
Accumulated net losses on cash flow hedges, net of tax	-	-	-	-	(27.9)	-	-	(27.9)

Total comprehensive income								502.4

Cash dividends declared	-	-	-	(78.9)	-	-	-	(78.9)
Other, net	-	-	7.5	(0.9)	-	(2.5)	4.5	8.6

Balance as of December 31, 2003	$0.6	$1.0	$1,614.3	$3,006.4	$504.9	$(247.6)	$(4.2)	$4,875.4

See accompanying notes to consolidated financial statements, including note 19 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows Years Ended December 31, 2003, 2002 and 2001 (in millions)

	2003	2002	2001
Cash flows from operating activities:
Net income	$397.8	$144.2	$412.8
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	-	(3.4)	4.4
Interest credited to policyholder account values	1,382.6	1,275.8	1,248.8
Capitalization of deferred policy acquisition costs	(642.9)	(695.0)	(762.6)
Amortization of deferred policy acquisition costs	399.5	678.1	348.1
Amortization and depreciation	170.8	36.7	(17.3)
Realized losses (gains) on investments, hedging instruments and hedged items:
Unrelated parties	85.1	111.5	57.5
Related parties	-	(23.2)	(44.4)
Cumulative effect of adoption of accounting principles	0.9	-	10.9
Increase in other assets	(667.0)	(597.2)	(284.7)
Increase in future policy benefits and claims and other liabilities	250.8	535.3	330.2
Other, net	16.9	15.8	(48.9)

Net cash provided by continuing operations	1,394.5	1,478.6	1,254.8
Net cash provided by discontinued operations	-	3.4	1.4

Net cash provided by operating activities	1,394.5	1,482.0	1,256.2

Cash flows from investing activities:
Proceeds from maturity of available-for-sale securities	4,622.2	4,095.1	3,933.9
Proceeds from sale of available-for-sale securities	2,538.0	1,610.1	498.2
Proceeds from repayments of mortgage loans on real estate	1,554.9	1,029.3	1,204.4
Proceeds from sale of limited partnership to related parties	-	54.5	158.9
Proceeds from policy loan repayments, sale of real estate and other invested assets	154.9	123.1	98.0
Cost of securities available-for-sale acquired	(10,181.4)	(10,381.8)	(7,246.7)
Cost of mortgage loans on real estate acquired	(2,053.7)	(1,835.7)	(2,123.1)
Other, net	(621.6)	(787.7)	23.7

Net cash used in continuing operations	(3,986.7)	(6,093.1)	(3,452.7)
Net cash provided by discontinued operations	-	-	10.5

Net cash used in investing activities	(3,986.7)	(6,093.1)	(3,442.2)

Cash flows from financing activities:
Net change in short-term debt	202.6	(97.3)	(18.7)
Net proceeds from issuance of long-term debt	197.2	296.0	298.6
Cash dividends paid	(78.9)	(70.5)	(61.9)
Increase in investment and universal life insurance product account values	5,471.0	6,785.4	6,186.6
Decrease in investment and universal life insurance product account values	(3,214.7)	(2,350.5)	(4,220.1)
Other, net	4.8	4.7	3.8

Net cash provided by financing activities	2,582.0	4,567.8	2,188.3

Net (decrease) increase in cash	(10.2)	(43.3)	2.3
Cash, beginning of period	21.7	65.0	62.7

Cash, end of period	$11.5	$21.7	$65.0

See accompanying notes to consolidated financial statements, including note 19 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001

(1) Organization and Description of Business

Nationwide Financial Services, Inc. (NFS) is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of Nationwide, including Nationwide Life Insurance Company of America (NLICA, or Nationwide Provident together with its subsidiaries) effective October 1, 2002 (see note 18). NFS and its subsidiaries are collectively referred to as the Company. The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans and other investment products sold to institutions life insurance and advisory services. The Company sells its products through a diverse network of distribution channels, including independent broker/dealers, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists, certified public accounting firms, and the following affiliated producers: Nationwide Retirement Solutions, The 401(k) Company, TBG Financial, Nationwide Provident agents and Nationwide agents.

The 56.3 million shares of Class A common stock outstanding as of December 31, 2003 are publicly held and were primarily issued through NFS’ initial public offering completed in March 1997 and in conjunction with the acquisition of NLICA in October 2002. The Class A shares represent 37% of the equity ownership in NFS and 5.6% of the combined voting power of NFS’ Class A and Class B common stock. Nationwide Corporation (Nationwide Corp.) owns all of the outstanding shares of Class B common stock, which represents the remaining 63% equity ownership and 94.4% of the combined voting power of the shareholders of NFS. Nationwide Corp. is a majority owned subsidiary of Nationwide Mutual Insurance Company (NMIC).

(2) Summary of Significant Accounting Policies

The significant accounting policies followed by the Company that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP), which differ from statutory accounting practices. The statutory financial statements of the Company’s insurance subsidiaries are presented on the basis of accounting practices prescribed or permitted by the department of insurance of their respective states of domicile. Each of the states in which the Company’s insurance companies are domiciled has adopted the National Association of Insurance Commissioners (NAIC) statutory accounting practices (NAIC SAP) as the basis of its statutory accounting practices. The Company’s insurance subsidiaries have no statutory accounting practices that differ from NAIC SAP. See note 17 for discussion of statutory capital requirements and dividend limitations.

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

The most significant estimates include those used in determining the balance and amortization of deferred policy acquisition costs (DAC) for investment products and universal life insurance products, the balance and amortization of value of business acquired (VOBA), valuation allowances for mortgage loans on real estate, impairment losses on other investments, accruals related to federal income taxes and goodwill. Although some variability is inherent in these estimates, the recorded amounts reflect management’s best estimates based on facts and circumstances as of the balance sheet date. Management believes the amounts provided are appropriate.

(a) Consolidation Policy

The consolidated financial statements include the accounts of NFS and companies in which NFS directly or indirectly has a controlling financial interest, as discussed in notes 2(n) and 9, effective December 31, 2003, the Company applied the provisions of FIN 46R to those special purpose entities (SPEs) with which it is associated. This resulted in deconsolidating certain SPEs as of that date, which the Company previously had consolidated. All significant intercompany balances and transactions have been eliminated.

(b) Valuation of Investments, Investment Income and Related Gains and Losses

The Company is required to classify its fixed maturity securities and marketable equity securities as held-to-maturity, available-for-sale or trading. Trading assets may include any combination of fixed maturity securities, marketable equity securities and derivative instruments. Trading assets are stated at fair value, with changes in fair value recorded as a

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

component of other income. All other fixed maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of adjustments to DAC, VOBA, future policy benefits and claims, policyholder dividend obligation and deferred federal income tax, reported as a separate component of accumulated other comprehensive income (AOCI) in shareholders’ equity. The adjustments to DAC and VOBA represent the changes in amortization of DAC and VOBA that would have been required as a charge or credit to operations had such unrealized amounts been realized and allocated to the product lines. The adjustment to future policy benefits and claims represents the increase in policy reserves from using a discount rate that would have been required if such unrealized gains had been realized and the proceeds reinvested at then current market interest rates, which were lower than the then current effective portfolio rate.

The fair value of fixed maturity and marketable equity securities is generally obtained from independent pricing services based on market quotations. For fixed maturity securities not priced by independent services (generally private placement securities and securities that do not trade regularly), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for the that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. Additionally, the Company’s internal corporate pricing matrix is not suitable for valuing certain fixed maturity securities, particularly those with complex cash flows such as certain mortgage-backed and asset-backed securities. In these cases, a separate “structured product” pricing matrix has been developed to value, as appropriate, using the same methodology described above. For securities for which quoted market prices are not available and for which the Company’s structured product pricing matrix is not suitable for estimating fair values, qualified company representatives determine the fair value using other modeling techniques, primarily using a commercial software application utilized in valuing complex securitized investments with variable cash flows. As of December 31, 2003, 70% of the fair values of fixed maturity securities were obtained from independent pricing services, 20% from the Company’s pricing matrices and 10% from other sources.

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

Impairment losses are recorded on investments in real estate and other long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

For mortgage-backed securities, the Company recognizes income using a constant effective yield method based on prepayment assumptions and the estimated economic life of the securities. When estimated prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments; any resulting adjustment is included in net investment income. All other investment income is recorded using the interest-method without anticipating the impact of prepayments.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by the Company to absorb its best estimate of probable credit losses inherent in the portfolio at the balance sheet date. The valuation allowance for mortgage loans is comprised of a specific component, based on known impairments by specific loan and an unallocated component that is derived based on the Company’s estimate of impairments inherent in the portfolio at the balance sheet date, but not specifically identified by loan. The unallocated component is derived for principal amounts related to loans without a specific reserve. The Company’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

Real estate is carried at cost less accumulated depreciation. Real estate designated as held for disposal is carried at the lower of the carrying value at the time of such designation or fair value less cost to sell. Other long-term investments are carried on the equity method of accounting.

Realized gains and losses on the sale of investments are determined on the basis of specific security identification. Changes in the Company’s mortgage loan valuation allowance and recognition of impairment losses for other-than-temporary declines in the fair values of applicable investments are included in realized gains and losses on investments, hedging instruments and hedged items.

(c) Derivative Instruments

Derivatives are carried at fair value. On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign currency fair value or cash flow hedge (foreign currency hedge) or a non-hedge transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for entering into various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used for hedging transactions are expected to be and, for ongoing hedging relationships, have been highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not, or is not expected to be, highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

The Company enters into interest rate swaps, cross-currency swaps or Euro futures to hedge the fair value of existing fixed rate assets and liabilities. In addition, the Company uses short Treasury future positions to hedge the fair value of bond and mortgage loan commitments. Typically, the Company is hedging the risk of changes in fair value attributable to changes in benchmark interest rates. Derivative instruments classified as fair value hedges are carried at fair value, with changes in fair value recorded in realized gains and losses on investments, hedging instruments and hedged items. Changes in the fair value of the hedged item, attributable to the risk being hedged, are also recorded in realized gains and losses on investments, hedging instruments and hedged items.

The Company may enter into “receive fixed/pay variable” interest rate swaps to hedge existing floating rate assets or to hedge cash flows from the anticipated purchase of investments. These derivative instruments are identified as cash flow hedges and are carried at fair value with the offset recorded in AOCI to the extent the hedging relationship is effective. The ineffective portion of the hedging relationship is recorded in realized gains and losses on investments, hedging instruments and hedged items. Gains and losses on derivative instruments that are initially recognized into AOCI are reclassified out of AOCI and recognized in earnings over the same period(s) that the hedged item affects earnings.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Accrued interest receivable or payable under interest rate and foreign currency swaps are recognized as an adjustment to net investment income or interest credited to policyholder account values consistent with the nature of the hedged item, except for interest rate swaps hedging the anticipated sale of investments where amounts receivable or payable under the swaps are recorded as realized gains and losses on investments, hedging instruments and hedged items, and except for interest rate swaps hedging the anticipated purchase of investments where amounts receivable or payable under the swaps are initially recorded in AOCI to the extent the hedging relationship is effective.

From time to time, the Company may enter into a derivative transaction that will not qualify for hedge accounting. The Company does not enter into speculative positions. Although these transactions do not qualify for hedge accounting, or have not been designated in hedging relationships by the Company, they provide the Company with an economic hedge, which is used as part of its overall risk management strategies. For example, the Company may sell credit default protection through a credit default swap. Although the credit default swap may not be effective in hedging specific investments, the income stream allows the Company to manage overall investment yields. The Company may enter into a cross-currency basis swap (pay a variable U.S. rate and receive a variable foreign-denominated rate) to eliminate the foreign currency exposure of a variable rate foreign-denominated liability. Although basis swaps may qualify for hedge accounting, the Company has chosen not to designate these derivatives as hedging instruments due to the difficulty in assessing and monitoring effectiveness for both sides of the basis swap. Derivative instruments that do not qualify for hedge accounting, or are not designated as hedging instruments are carried at fair value, with changes in fair value recorded in realized gains and losses on investments, hedging instruments and hedged items.

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

Due to the magnitude of the DAC asset related to the individual variable annuity business, the sensitivity of the calculation to minor changes in the underlying assumptions, the complexity and judgments involved in related estimates and the related volatility that could result in the reported DAC balance without meaningful improvement in its reasonableness, the Company evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. Should the recorded balance of individual variable annuity DAC fall outside of these parameters for a prescribed period of time, or should the recorded balance fall outside of these parameters and the Company determines it is not reasonably possible to get back within this period of time, assumptions are required to be unlocked and the DAC is recalculated using revised best estimate assumptions. Otherwise, DAC on individual variable annuity business is not unlocked to reflect updated assumptions. In the event DAC assumptions are unlocked and revised, the Company will continue to use the reversion to the mean process.

For other investment products and universal life insurance products, DAC is unlocked each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently as a charge or credit to DAC amortization expense.

For traditional life insurance products, DAC is predominantly being amortized with interest over the premium-paying period of the related policies in proportion to the ratio of actual annual premium revenue to the anticipated total premium revenue. Such anticipated premium revenue is estimated using the same assumptions as those used for computing liabilities for future policy benefits at issuance. Under existing accounting guidance, the concept of DAC unlocking does not apply to traditional life insurance products, although evaluations of DAC for recoverability at the time of policy issuance and loss recognition testing at each reporting period are performed as required.

(f) Value of Business Acquired and Other Intangible Assets

As a result of the acquisition of Nationwide Provident (see note 18) and the application of purchase accounting, the Company reports separate intangible assets representing VOBA and the value of all other identified intangible assets.

VOBA reflects the estimated fair value of the business in-force at the date of acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts existing as of the closing date of the Nationwide Provident merger. The value initially assigned to VOBA was supported by an independent valuation study that was commissioned by the Company and executed by a team of qualified valuation experts, including actuarial consultants. The expected future cash flows used in determining such value were based on actuarially determined projections, by each major line of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, changes in reserves, operating expenses, investment income and other factors. These projections took into account all known or expected factors at the valuation date, based on the judgment of management. The actual experience on purchased business may vary from projections due to differences in renewal premiums, investment spreads, investment gains or losses, mortality and morbidity costs, or other factors.

Intangible assets include Nationwide Provident’s career agency force, independent agency force, retirement services distribution channel, state licenses and certain other contracts and relationships. These intangible assets have been assigned

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

values using various methodologies, including present value of projected future cash flows, analysis of similar transactions that have occurred or could be expected to occur in the market, and replacement or reproduction cost. Other factors considered in the valuation include the relative risk profile of each asset, the deterioration of the economic life, and the enhancement to other associated assets. The initial valuations of these intangible assets were also supported by an independent valuation study that was commissioned by the Company and executed by qualified valuation experts.

The use of discount rates was necessary to establish fair values of VOBA and other intangible assets acquired in the Nationwide Provident transaction. In selecting the appropriate discount rates, management considered its weighted average cost of capital as well as the weighted average cost of capital required by market participants. In addition, consideration was given to the perceived risk of the assets acquired, which includes a variety of factors, including the expected growth and competitive profile of the life insurance market and the nature of the assumptions used in the valuation process. An after-tax discount rate of 11.0% was used to value VOBA, while after-tax discount rates ranging from 11.0% to 12.5% were used to value the other intangible assets acquired in the Nationwide Provident transaction, as well as for net realized gains and losses, net of taxes, allocated to the closed block.

Amortization of VOBA occurs with interest over the anticipated lives of the major lines of business to which it relates (initially ranging from 13 to 30 years) in relation to estimated gross profits, gross margins or premiums, as appropriate.

For those products amortized in relation to estimated gross profits, the most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is 8 percent. If actual net separate account performance varies from the 8 percent assumption, the Company assumes different performance levels over the next three years, such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the VOBA models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s policy regarding the reversion to the mean process does not permit such returns to be below zero percent or in excess of 15 percent during the three-year reversion period.

Changes in assumptions can have a significant impact on the amount of VOBA reported for all products and their related amortization patterns. In the event actual experience differs from assumptions or assumptions are revised, the Company is required to record an increase or decrease in VOBA amortization expense (VOBA unlocking), which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of VOBA amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of VOBA amortization.

The VOBA asset related to investment products and universal life insurance products is also adjusted for the impact of net unrealized gains and losses on securities available-for-sale had such gains and losses been realized and allocated to the product lines, also as described in note 2(b) as well as for net realized gains and losses, net of taxes, allocated to the closed block Also as described in note 2(b), each year the recoverability of VOBA is evaluated and if the evaluation indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business acquired, is insufficient to recover VOBA, the difference, if any, is charged to expense as accelerated amortization of VOBA.

The other identified intangible assets with finite lives are amortized over their estimated useful lives, which initially ranged from 5 to 22 years (weighted average 19 years), primarily based on the cash flows generated by these assets.

(g) Goodwill

In connection with acquisitions of operating entities, the Company recognizes the excess of the purchase price over the fair value of the net assets acquired as goodwill. In accordance with GAAP, goodwill is not amortized, but rather evaluated periodically, at the reporting unit level, for impairment. The Company conducts annual goodwill impairment testing in the fourth quarter. In addition, at each reporting period, the underlying components of goodwill are evaluated to determine whether conditions exist, which would more likely than not reduce the fair value of a reporting unit below its carrying amount. Should such conditions exist, the Company will perform impairment testing on an interim basis in addition to the annual evaluation.

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

(h) Closed Block

In connection with the sponsored demutualization of Provident Mutual Life Insurance Company (Provident) (see note 18), prior to its acquisition by the Company, Provident established a closed block for the benefit of certain classes of individual participating policies that had a dividend scale payable in 2001. Assets were allocated to the closed block in an amount that produces cash flows which, together with anticipated revenues from closed block business, is reasonably expected to be sufficient to provide for (a) payment of policy benefits, specified expenses and taxes, and (b) the continuation of dividends throughout the life of the Provident policies included in the closed block based upon the dividend scales payable for 2001, if the experience underlying such dividend scales continues.

Assets allocated to the closed block inure solely to the benefit of the holders of the policies included in the closed block and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the closed block and other portions of the Company’s general account, any of its separate accounts, or any affiliate of the Company without the approval of the Pennsylvania Insurance Department. The closed block will remain in effect as long as any policy in the closed block is in-force.

If, over time, the aggregate performance of the closed block assets and policies is better than was assumed in funding the closed block, dividends to policyholders will be increased. If, over time, the aggregate performance of the closed block assets and policies is less favorable than was assumed in the funding, dividends to policyholders could be reduced. If the closed block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from the Company’s assets outside of the closed block.

The assets and liabilities allocated to the closed block are recorded in the Company’s consolidated financial statements on the same basis as other similar assets and liabilities. The carrying amount of closed block liabilities in excess of the carrying amount of closed block assets at the date Provident was acquired by the Company, represents the maximum future earnings from the assets and liabilities designated to the closed block that can be recognized in income, for the benefit of stockholders, over the period the policies in the closed block remain in-force.

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

(i) Separate Accounts

Separate account assets and liabilities represent contractholders’ funds, which have been segregated into accounts with specific investment objectives. Separate account assets are recorded at fair value based primarily on market quotations of the underlying securities. The investment income and gains or losses of these accounts accrue directly to the contractholders. The activity of the separate accounts is not reflected in the consolidated statements of income and cash flows except for the fees the Company receives, which fees are assessed on a daily or monthly basis and recognized as revenue when assessed and earned.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(j) Future Policy Benefits

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

The liability for future policy benefits for payout annuities has been calculated using the present value of future benefits and maintenance costs discounted using interest rates varying from 3.0% to 13.0%. Also, as of December 31, 2003 and 2002, the calculated reserve was adjusted to reflect the incremental reserve that would be required if unrealized gains had been realized and the proceeds reinvested at lower interest rates, which would have resulted in the use of a lower discount rate, as discussed in note 2(b).

(k) Participating Business

Participating business represented approximately 13% in 2003 (15% in 2002 and 17% in 2001) of the Company’s life insurance in-force, 65% of the number of life insurance policies in force in 2003 (67% in 2002 and 63% in 2001) and 16% of life insurance statutory premiums in 2003 (10% in 2002 and 9% in 2001). The provision for policyholder dividends was based on then current dividend scales and has been included in future policy benefits and claims in the accompanying consolidated balance sheets.

(l) Federal Income Tax

The Company provides for federal income taxes based on amounts the Company believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain expenses or the realization of certain tax credits differ from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Management has used best estimates to establish reserves based on current facts and circumstances regarding tax exposure items where the ultimate deductibility is open to interpretation. Quarterly, management evaluates the appropriateness of such reserves based on any new developments specific to their fact patterns. Information considered includes results of completed tax examinations, Technical Advice Memorandums and other rulings issued by the Internal Revenue Service or the tax courts.

The Company utilizes the asset and liability method of accounting for income tax. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax asset will not be fully realized.

(m) Reinsurance Ceded

Reinsurance premiums ceded and reinsurance recoveries on benefits and claims incurred are deducted from the respective income and expense accounts. Assets and liabilities related to reinsurance ceded are reported in the consolidated balance sheets on a gross basis, separately from the related balances of the Company.

(n) Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106 (SFAS 132R). SFAS 132R provides revised disclosure guidance for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans under existing guidance.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Disclosures previously required under SFAS No. 132 Employers’ Disclosures about Pensions and Other Postretirement Benefits, which was replaced by SFAS 132R, were retained. In addition, SFAS 132R requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit pension plans. The Company adopted SFAS 132R effective December 31, 2003, except for disclosures about estimated benefit payments, which is expected to be adopted in the second quarter of 2004, as permitted by SFAS 132R.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (FIN 46). Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51) states that consolidation is usually necessary when a company has a “controlling financial interest” in another company, a condition most commonly achieved via ownership of a majority voting interest. FIN 46 clarifies the application of ARB 51, to certain “variable interest entities” (VIEs) where (i) the equity investors are not empowered to make sufficient decisions about the entity’s operations, or do not receive expected returns or absorb expected losses commensurate with their equity ownership; or (ii) the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. VIEs are consolidated by their primary beneficiary, which is a party having a majority of the entity’s expected losses, expected residual returns, or both. A company holding a significant variable interest in a VIE, but not deemed the primary beneficiary is subject to certain disclosure requirements specified by FIN 46. FIN 46 applies to entities formed after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB delayed the implementation date of FIN 46 for VIEs acquired prior to January 31, 2003 to interim periods ending after December 15, 2003 with earlier adoption permitted.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (FIN 46R) that required all public companies to apply the provisions of FIN 46 or FIN 46R to special purpose entities created prior to February 1, 2003. Once adopted by an entity, FIN 46R replaces FIN 46. Public companies, including the Company, at a minimum, must apply the unmodified provisions of FIN 46 to entities that were considered “special purpose entities” in practice and under applicable FASB pronouncements or guidance by the end of the first reporting period ending after December 15, 2003. Companies may apply either FIN 46 or FIN 46R to special purpose entities at the initial effective date on an entity-by-entity basis. The Company is required to adopt FIN 46R in its entirety by the end of the first reporting period beginning after December 31, 2003, with early adoption permitted.

The Company’s only special purpose entity VIEs where the Company is the primary beneficiary are the trusts that were established in connection with the issuance of mandatorily redeemable capital and preferred securities. The Company has elected to adopt FIN 46R as it relates to these trusts. The Company is not the primary beneficiary of these trusts, therefore, the Company has deconsolidated such trusts as of December 31, 2003 in the accompanying consolidated financial statements. This resulted in the Company recording an increase of $9.3 million in other invested assets and long-term debt, both of which were previously eliminated when consolidating the trusts. See note 9. These increases are non-cash activities and are therefore not reflected on the 2003 consolidated statement of cash flows. In accordance with FIN 46R transition guidance, prior periods, including the 2003 consolidated statement of earnings, were not restated.

The Company is required to apply the provisions of FIN 46R to all entities created after December 31, 2003 and to all other entities no later than the beginning of the first reporting period beginning after March 15, 2004. FIN 46 may be applied on a prospective basis with a cumulative effect adjustment made as of the date of initial application or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated. The Company plans to adopt the remaining provisions of FIN 46R during the first quarter of 2004. The adoption of the remaining provisions of FIN 46R is not expected to have a material impact on the results of operations or financial position of the Company.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses a number of topics; the most significant of which to the Company is the accounting for contracts with guaranteed minimum death benefits (GMDB). SOP 03-1 requires companies to evaluate the significance of the GMDB benefit to determine whether the contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options and sales inducements to contract holders. The Company adopted SOP 03-1 on January 1, 2004. As a result, the Company expects to record a cumulative effect adjustment resulting from the adoption of this accounting principle of approximately ($3.2) million, net of tax, during the first quarter of 2004. See note 27 for further discussion.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for the classification and measurement of certain freestanding financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. As originally issued, the guidance in SFAS 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adjustments required as a result of the application of SFAS 150 to existing instruments should be reported as a cumulative effect of a change in accounting principle. In November 2003, the FASB issued FASB Staff Position No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FSP 150-3). FSP 150-3 clarified that SFAS 150 does not apply to certain mandatorily redeemable financial instruments issued by limited-life subsidiaries, including those issued by subsidiary trusts of the Company. The adoption of SFAS 150 on July 1, 2003 did not have any impact on the Company’s results of operations or financial position.

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

In April 2003, the FASB released Statement 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (DIG B36). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. Paragraph 12.a. of SFAS 133 indicates that an embedded derivative must be separated from the host contract (bifurcated) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance or similar arrangement because the yield on the receivable and payable is based on or referenced to a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation was the first day of the first fiscal quarter beginning after September 15, 2003 (October 1, 2003 for the Company) Upon adoption of DIG B36 on October 1, 2003, the Company recorded a derivative liability of $0.9 million, a deferred tax asset of $0.3 million and a charge of $0.6 million as a cumulative effect of adoption of this accounting principal.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends Statement No. 123 disclosure provisions to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 did not have any impact on the financial position or results of operations of the Company.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45). FIN 45 requires a guarantor to provide more detailed interim and annual financial statement disclosures about obligations under certain guarantees it has issued. It also requires a guarantor to recognize, at the inception of new guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. Although

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

superceded by FIN 45, the guidance provided in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others has been incorporated into FIN 45 without change. The adoption of FIN 45 on January 1, 2003 did not have a material impact on the financial position or results of operations of the Company.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). SFAS 144 was adopted by the Company on January 1, 2002 and carries forward many of the provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale, while providing additional criteria to determine when a long-lived asset is actually held-for-sale. SFAS 144 also broadens the definition of “discontinued operations,” but does not allow for the accrual of future operating losses before they occur as previously required by APB 30. Under SFAS 144, if a long-lived asset is part of a group that includes other assets and liabilities, then the provisions of SFAS 144 apply to the entire group. In addition, SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. The adoption of SFAS 144 did not have a material impact on the results of operations or financial position of the Company.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets (APB 17) and carries forward provisions in APB 17 related to internally developed intangible assets. SFAS 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. The Company adopted SFAS 142 on January 1, 2002. The amortization of goodwill from past business combinations ceased upon adoption of this statement. At the time of adoption, the Company had unamortized goodwill of $130.0 million. See notes 5 and 6 for additional disclosures.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 (SFAS 137), and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138), was adopted by the Company effective January 1, 2001. All references hereafter to SFAS 133 include the amendments outlined in SFAS 137 and SFAS 138. Upon adoption, the provisions of SFAS 133 were applied prospectively.

SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

The adoption of SFAS 133 resulted in the Company recording a net transition adjustment loss of $4.8 million (net of related income tax of $2.6 million) in net income in 2001. In addition, a net transition adjustment loss of $3.6 million (net of related income tax of $2.0 million) was recorded in AOCI as of January 1, 2001. The adoption of SFAS 133 resulted in the Company derecognizing $17.0 million of deferred assets related to hedges, recognizing $10.9 million of additional derivative instrument liabilities and $1.3 million of additional firm commitment assets, while also decreasing hedged future policy benefits by $3.0 million and increasing the carrying amount of hedged investments by $10.6 million.

The adoption of SFAS 133 increases the Company’s exposure to volatility of reported earnings and other comprehensive income. The amount of volatility will, in part, vary with the level of derivative and hedging activities, fluctuations in market interest rates, foreign currency exchange rates and other hedged risks, during any period; and the effectiveness of hedging derivatives in offsetting changes in fair value and cash flows attributable to those hedged risks.

In November 1999, the Emerging Issues Task Force (EITF) issued EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20). The Company

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

adopted EITF 99-20 on April 1, 2001. EITF 99-20 establishes the method of recognizing interest income and impairment on certain asset-backed investment securities that are not of high credit quality. EITF 99-20 requires the Company to update the estimate of cash flows over the life of certain retained beneficial interests in securitization transactions and purchased beneficial interests in securitized financial assets. Pursuant to EITF 99-20, based on current information and events, if the Company estimates that the fair value of its beneficial interests is less than its carrying value and that there has been an adverse change in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment should be recognized. The cumulative effect, net of tax, upon adoption of EITF 99-20 on April 1, 2001 decreased net income by $2.3 million with a corresponding increase to AOCI.

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

(p) Reclassification

Certain items in the 2002 and 2001 consolidated financial statements and related footnotes have been reclassified to conform to the 2003 presentation.

(q) Stock Compensation

The Company sponsors the Second Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) covering selected officers, directors, employees and agents of the Company and certain of its affiliates. The LTEP provides for the grant of any or all of the following types of awards: (i) stock options for shares of Class A common stock; (ii) stock appreciation rights (SARs), either in tandem with stock options or freestanding; (iii) restricted stock; and (iv) performance awards. No awards may be granted under the LTEP after December 11, 2006. The number of shares of Class A common stock that may be issued, or as to which SARs or other awards may be granted, under the LTEP currently may not exceed 20.1 million.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

	2003		2002		2001
	Options on Class A common stock	Weighted average exercise price	Options on Class A common stock	Weighted average exercise price	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	5,786,902	$38.37	3,810,859	$37.32	2,797,836	$34.99
Granted	2,902,957	23.41	2,132,022	39.98	1,194,517	42.62
Exercised	(94,485)	25.40	(40,245)	26.66	(50,286)	27.10
Cancelled	(279,494)	34.53	(115,734)	38.36	(131,208)	39.75

Outstanding, end of period	8,315,880	$33.42	5,786,902	$38.37	3,810,859	$37.32

Exercisable, end of period	4,168,940	$37.42	2,728,202	$37.66	1,512,090	$36.84

Weighted average fair value of options granted during the year		$7.82		$15.91		$17.94

The following table summarizes information about employee options outstanding and exercisable as of December 31, 2003.

	Options outstanding			Options currently exercisable
Range of exercise prices	Number	Weighted average remaining contractual lives	Weighted average exercise price	Number	Weighted average exercise price
$22.10 – $32.75	4,461,046	8.19	$24.72	1,472,929	$26.97
$36.02 – $48.13	3,854,834	6.73	$43.50	2,696,011	$43.13

The fair values of the stock options are estimated on the dates of grant using a modified Black-Scholes option-pricing model with the following weighted average assumptions:

Years ended December 31,	2003	2002	2001
Risk free interest rate	2.63%	4.16%	4.88%
Dividend yield	2.18%	1.29%	1.13%
Volatility factor	0.426	0.435	0.453
Weighted average expected option life	5 Years	5 Years	5 Years

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Had the compensation cost for the employee stock options been determined in accordance with the fair value based accounting method provided by SFAS 123, net income and net income per common share for the years ended December 31 would have been as follows:

Years ended December 31, (in millions, except per share amounts)	2003	2002	2001
As reported:
Net income (loss)	$397.8	$144.2	$412.8
Basic earnings (loss) per common share	$2.62	$1.09	$3.20
Diluted earnings (loss) per common share	$2.61	$1.09	$3.20

Pro forma:
Net income (loss)	$382.8	$127.1	$401.0
Basic earnings (loss) per common share	$2.52	$0.96	$3.11
Diluted earnings (loss) per common share	$2.51	$0.96	$3.10

(3) Investments

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale as of December 31, 2003 and 2002 were:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,154.9	$61.7	$2.8	$1,213.8
Obligations of states and political subdivisions	177.2	1.0	5.5	172.7
Debt securities issued by foreign governments	68.8	2.2	0.9	70.1
Corporate securities:
Public	12,421.1	634.0	34.6	13,020.5
Private	7,083.4	483.2	33.0	7,533.6
Mortgage-backed securities — U.S. Government backed	4,379.0	77.7	24.6	4,432.1
Asset-backed securities	4,278.5	130.6	64.8	4,344.3

Total fixed maturity securities	29,562.9	1,390.4	166.2	30,787.1
Equity securities	117.0	14.0	2.3	128.7

Total	$29,679.9	$1,404.4	$168.5	$30,915.8

December 31, 2002:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$811.6	$64.8	$0.4	$876.0
Obligations of states and political subdivisions	32.8	1.1	0.2	33.7
Debt securities issued by foreign governments	57.4	3.2	-	60.6
Corporate securities
Public	11,210.7	511.3	102.5	11,619.5
Private	6,001.2	498.4	49.6	6,450.0
Mortgage-backed securities — U.S. Government backed	4,667.9	154.3	0.8	4,821.4
Asset-backed securities	3,893.2	158.1	158.3	3,893.0

Total fixed maturity securities	26,674.8	1,391.2	311.8	27,754.2
Equity securities	149.7	8.0	23.0	134.7

Total	$26,824.5	$1,399.2	$334.8	$27,888.9

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The amortized cost and estimated fair value of fixed maturity securities available-for-sale as of December 31, 2003, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)		Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less		$1,261.3	$1,285.5
Due after one year through five years		8,478.6	8,858.3
Due after five years through ten years		7,854.4	8,314.4
Due after ten years		3,311.1	3,552.5

Subtotal		20,905.4	22,010.7
Mortgage-backed securities — U.S. Government backed		4,379.0	4,432.1
Asset-backed securities		4,278.5	4,344.3

Total		$29,562.9	$30,787.1

The components of unrealized gains on securities available-for-sale, net, were as follows as of December 31:
(in millions)		2003	2002
Net unrealized gains, before adjustments and taxes		$1,235.9	$1,064.4
Adjustment to deferred policy acquisition costs		(249.9)	(311.0)
Adjustment to VOBA		(10.6)	(10.4)
Adjustment to future policy benefits and claims		(119.6)	(133.2)
Adjustment to policyholder dividend obligation		(42.2)	-
Deferred federal income tax		(284.8)	(213.5)

Net unrealized gains		$528.8	$396.3

An analysis of the change in gross unrealized gains (losses) on securities available-for-sale follows for the years ended December 31:
(in millions)	2003	2002	2001
Fixed maturity securities	$144.8	$666.9	$213.2
Equity securities	26.7	(22.3)	6.2

Net change	$171.5	$644.6	$219.4

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

An analysis of gross unrealized losses on available-for-sale securities by time in an unrealized loss position as of December 31, 2003 and 2002 follows:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
December 31, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$191.7	$2.8	$-	$-	$191.7	$2.8
Obligations of states and political subdivisions	126.0	5.4	3.6	0.1	129.6	5.5
Debt securities issued by foreign governments	21.0	0.9	-	-	21.0	0.9
Corporate securities
Public:	1,577.5	29.9	71.7	4.7	1,649.2	34.6
Private:	972.2	27.5	67.1	5.5	1,039.3	33.0
Mortgage-backed securities — U.S. Government backed	1,138.9	24.4	9.4	0.2	1,148.3	24.6
Asset-backed securities	844.6	38.8	270.1	26.0	1,114.7	64.8

Total fixed maturity securities	4,871.9	129.7	421.9	36.5	5,293.8	166.2
Equity securities	29.6	2.2	2.0	0.1	31.6	2.3

Total	$4,901.5	$131.9	$423.9	$36.6	$5,325.4	$168.5

% of gross unrealized loss		78%		22%

December 31, 2002:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$65.2	$0.4	$-	$-	$65.2	$0.4
Obligations of states and political subdivisions	9.2	0.2	-	-	9.2	0.2
Corporate securities
Public:	1,471.5	73.8	270.6	28.7	1,742.1	102.5
Private:	463.8	41.0	70.4	8.6	534.2	49.6
Mortgage-backed securities — U.S. Government backed	155.5	0.8	19.6	-	175.1	0.8
Asset-backed securities	614.0	66.2	260.8	92.1	874.8	158.3

Total fixed maturity securities	2,779.2	182.4	621.4	129.4	3,400.6	311.8
Equity securities	47.2	19.0	16.1	4.0	63.3	23.0

Total	$2,826.4	$201.4	$637.5	$133.4	$3,463.9	$334.8

% of gross unrealized loss		60%		40%

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Proceeds from the sale of securities available-for-sale during 2003, 2002 and 2001 were $2.54 billion, $1.61 billion and $498.2 million, respectively. During 2003, gross gains of $143.7 million ($42.1 million and $32.4 million in 2002 and 2001, respectively) and gross losses of $32.0 million ($19.3 million and $9.9 million in 2002 and 2001, respectively) were realized on those sales.

NFS had $27.2 million and $28.4 million of real estate investments as of December 31, 2003 and 2002, respectively, that were non-income producing during the preceding twelve months.

Real estate is presented at cost less accumulated depreciation of $23.5 million as of December 31, 2003 ($18.9 million as of December 31, 2002). The carrying value of real estate held for disposal totaled $17.7 million and $46.0 million as of December 31, 2003 and 2002, respectively.

The recorded investment of mortgage loans on real estate considered to be impaired was $49.0 million as of December 31, 2003 ($35.0 million as of December 31, 2002), which includes $49.0 million ($18.6 million as of December 31, 2002) of impaired mortgage loans on real estate for which the related valuation allowance was $5.4 million ($4.1 million as of December 31, 2002). Impaired mortgage loans with no valuation allowance are a result of collateral dependent loans where the fair value of the collateral is estimated to be greater than the recorded investment of the loan. During 2003, the average recorded investment in impaired mortgage loans on real estate was $12.7 million ($8.5 million in 2002) and interest income recognized on those loans using the cash-basis method of income recognition, totaled $3.6 million in 2003 ($1.5 million in 2002) which is recognized when received.

Activity in the valuation allowance account for mortgage loans on real estate for the years ended December 31 was:

(in millions)	2003	2002	2001
Allowance, beginning of period	$51.0	$42.9	$45.3
Net (reductions) additions (credited) charged to allowance	(18.6)	0.9	(2.4)
Allowance on acquired loans	-	7.2	-

Allowance, end of period	$32.4	$51.0	$42.9

During the third quarter of 2003, the Company refined its analysis of the overall performance of the mortgage loan portfolio and related allowance for mortgage loan losses. This analysis included an evaluation of the current composition of the portfolio, historical losses by property type, current economic conditions and expected losses incurred as of the balance sheet date, but not yet identified by specific loan. As a result of the analysis, the total valuation allowance was reduced by $16.5 million.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

An analysis of net realized losses on investments, hedging instruments and hedged items from continuing operations, by source follows for the years ended December 31:

(in millions)	2003	2002	2001
Realized gains on sales, net of hedging losses:
Fixed maturity securities, available-for-sale	$133.6	$42.1	$30.0
Hedging losses on fixed maturity sales	(42.4)	(36.2)	(1.5)
Equity securities, available-for-sale	10.1	-	2.4
Real estate	4.2	14.0	3.3
Mortgage loans on real estate	2.9	3.2	11.2
Mortgage loan hedging losses	(2.4)	(1.2)	(8.0)
Other	1.7	3.5	8.2

Total realized gains on sales — unrelated parties	107.7	25.4	45.6

Realized losses on sales, net of hedging gains:
Fixed maturity securities, available-for-sale	(31.6)	(18.4)	(9.2)
Hedging gains on fixed maturity sales	9.2	10.7	0.1
Equity securities, available-for-sale	(0.4)	(0.9)	(0.7)
Real estate	(0.4)	(3.2)	(1.4)
Mortgage loans on real estate	(7.0)	(3.3)	(0.7)
Mortgage loan hedging gains	0.5	0.9	-
Other	(2.2)	(1.9)	(10.7)

Total realized losses on sales — unrelated parties	(31.9)	(16.1)	(22.6)

Other-than-temporary impairments:
Fixed maturity securities, available-for-sale	(166.0)	(115.5)	(66.1)
Equity securities, available-for-sale	(18.1)	-	(13.9)
Real estate	(2.3)	(2.4)	-
Mortgage loans on real estate	16.0	(6.3)	(0.7)

Total other-than-temporary impairments	(170.4)	(124.2)	(80.7)

Credit default swaps	13.3	(6.4)	(0.5)
Derivatives, excluding hedging gains and losses on sales	1.0	9.8	0.7

Amounts credited to policyholder dividend obligation	(5.4)	-	-
Amortization adjustment for VOBA	0.6	-	-

Total unrelated parties	(85.1)	(111.5)	(57.5)
Gain on sale of limited partnership — related parties	-	23.2	44.4

Net realized losses on investments, hedging instruments and hedged items	$(85.1)	$(88.3)	$(13.1)

The 2002 and 2001 results from discontinued operations include $0.8 million and $12.8 million, respectively, of realized losses on other-than-temporary impairments of equity securities available-for-sale.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

An analysis of investment income (loss) from continuing operations by investment type follows for the years ended December 31:

(in millions)	2003	2002	2001
Securities available-for-sale:
Fixed maturity securities	$1,658.2	$1,398.2	$1,187.5
Equity securities	3.0	1.9	1.8
Trading assets	0.1	-	-
Mortgage loans on real estate	611.5	571.2	527.9
Real estate	21.5	26.8	33.1
Short-term investments	10.4	15.6	30.4
Derivatives	(100.8)	(80.3)	(19.7)
Other	87.7	38.7	24.2

Gross investment income	2,291.6	1,972.1	1,785.2
Less investment expenses	58.2	53.3	48.4

Net investment income	$2,233.4	$1,918.8	$1,736.8

Fixed maturity securities with an amortized cost of $31.5 million as of December 31, 2003 and $21.0 million as of December 31, 2002 were on deposit with various regulatory agencies as required by law. In addition, fixed maturity securities with an amortized cost of $8.8 million as of December 31, 2002 had been pledged under a policyholder dividend guarantee agreement, none as of December 31, 2003.

As of December 31, 2003 and 2002 the Company had pledged fixed maturity securities with a fair value of $108.3 million and $154.7 million, respectively, as collateral to various derivative counterparties.

As of December 31, 2003 and 2002, the Company held cash collateral of $544.5 million and $413.1 million, respectively, on derivative transactions. This amount is invested in short-term investments with a corresponding liability recorded in other liabilities. The Company also held $163.0 million and $25.9 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2003 and 2002, respectively.

As of December 31, 2003 and 2002, the Company had loaned securities with a fair value of $958.1 million and $950.5 million, respectively. As of December 31, 2003 and 2002, the Company held cash collateral of $976.6 million and $974.5 million, respectively. This amount is included in short-term investments with a corresponding liability recorded in other liabilities.

(4) Deferred Policy Acquisition Costs

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(5) Value of Business Acquired and Intangible Assets

A reconciliation of VOBA for the year ended December 31, 2003 and 2002 is as follows:

(in millions)	2003	2002
Balance at beginning of period	$569.3	$-
Nationwide Provident acquisition	-	594.9
Amortization of VOBA	(46.4)	(15.2)
Net realized losses on investments	0.6	-
Other	(0.3)	-

	523.2	579.7
Change in unrealized gain on available-for-sale securities	(0.2)	(10.4)

Balance at end of period	$523.0	$569.3

Intangible assets as of each December 31 are summarized as follows:

		2003		2002
(in millions)	Initial useful life[1]	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Amortizing:
VOBA	28 years	$594.9	$61.3	$594.9	$15.2
Distribution forces	20 years	30.4	0.3	30.4	-
Other	14 years	16.9	2.7	16.4	0.7

Total amortizing intangible assets		642.2	64.3	641.7	15.9
Non-amortizing:
Market Street Fund	N/A	-	-	4.6	-
State insurance licenses	Indefinite	8.0	-	8.0	-

		8.0	-	12.6	-

Total intangible assets		$650.2	$64.3	$654.3	$15.9

[1]	The initial useful life was based on applicable assumptions; actual periods are subject to revision based on variances from assumptions and other relevant factors.

The Company entered into a servicing agreement with GGI related to the Market Street Fund reorganization. Under the servicing agreement, the Company received a payment of $3.9 million from GGI, which represented the fair value of the underlying intangibles at the date of the transaction (see note 19). Therefore, the estimated useful life is not meaningful and no amortization has been recorded for this intangible asset prior to its sale. Additionally, the state insurance licenses have indefinite lives and therefore are not amortized.

The actual amortization for the year ended December 31, 2003 and estimated amortization for the next five years, using current assumptions, which are subject to change, for VOBA, intangible assets with finite lives and total intangible assets are as follows:

(in millions)	VOBA	Intangible assets with finite lives	Total intangible assets
2003	$46.4	$1.2	$47.3
2004	43.1	1.5	44.6
2005	43.8	1.7	45.5
2006	43.9	1.9	45.8
2007	39.9	1.9	41.8
2008	33.9	1.6	35.5

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6) Goodwill

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2003 and 2002 were as follows:

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
Balance as of December 31, 2001	$-	$35.8	$70.3	$23.9	$130.0
Acquisitions (see notes 18 and 19)	23.8	28.3	230.2	11.0	293.3
Disposals (see note 19)	-	-	-	(23.9)	(23.9)

Balance as of December 31, 2002	23.8	64.1	300.5	11.0	399.4
Adjustments	(23.8)	-	30.7	0.4	7.3

Balance as of December 31, 2003	$-	$64.1	$331.2	$11.4	$406.7

The adjustments to goodwill in 2003 reflect the $6.9 million increase related to the adjustments described in note 18, a $0.4 million true up of the purchase price allocation of another acquisition, as well as a reclassification of goodwill previously allocated to the Individual Annuity segment to the Life Insurance segment. This reclassification more appropriately allocates goodwill to the reporting segments based on the benefits they derive from the Nationwide Provident acquisition.

The Company has completed its annual impairment testing and concluded there were no impairment losses on existing goodwill.

Below is a calculation of reported net income, basic earnings per share and diluted earnings per share adjusted for the effect of amortization expense for the years ended December 31:

(in millions, except per share amounts)	2003	2002	2001
Net income, as originally reported	$397.8	$144.2	$412.8
Exclude goodwill amortization expense, net of tax	-	-	11.0

Adjusted net income	$397.8	$144.2	$423.8

Basic net income per common share:
As originally reported	$2.62	$1.09	$3.20
Exclude goodwill amortization expense, net of tax	-	-	0.09

As adjusted	$2.62	$1.09	$3.29

Diluted net income per common share:
As originally reported	$2.61	$1.09	$3.20
Exclude goodwill amortization expense, net of tax	-	-	0.09

As adjusted	$2.61	$1.09	$3.29

(7) Variable Annuity Contracts

The Company issues traditional variable annuity contracts through its separate accounts, for which investment income and gains and losses on investments accrue directly to, and investment risk is borne by, the contract holder. The Company also issues non-traditional variable annuity contracts in which the Company provides various forms of guarantees to benefit the related contract holders. There are three primary guarantee types that are provided under non-traditional variable annuity contracts: (1) Guaranteed Minimum Death Benefits (GMDB); (2) Guaranteed Minimum Accumulation Benefits (GMAB); and (3) Guaranteed Minimum Income Benefits (GMIB).

The GMDB provides a specified minimum return upon death. Many, but not all of these death benefits are spousal, whereby a death benefit will be paid upon death of the first spouse and the survivor has the option to terminate the contract or continue it and have the death benefit paid into the contract and a second death benefit paid upon the survivor’s death. There are six primary GMDB types that the company offers.

•	Return of premium — provides the greater of account value or total deposits made to the contract less any partial withdrawals and assessments, which is referred to as “net premiums.” There are two variations of this benefit. In general, there is no lock in age for this benefit, however for some contracts, the GMDB reverts to the account value at a specified age, typically age 75.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

•	Reset — provides the greater of a return of premium death benefit or the most recent five-year anniversary (prior to lock in age) account value adjusted for withdrawals. For most contracts, this GMDB locks in at age 86 or 90 and for others the GMDB reverts to the account value at age 75, 85, 86 or 90.
•	Ratchet — provides the greater of a return of premium death benefit or the highest specified “anniversary” account value (prior to age 86) adjusted for withdrawals. Currently, there are three versions of ratchet, with the difference being based on the definition of anniversary: monthaversary — evaluated monthly, annual — evaluated annually, and five-year — evaluated every fifth year.
•	Rollup — provides the greater of a return of premium death benefit or premiums adjusted for withdrawals accumulated at generally 5% simple interest up to the earlier of age 86 or 200% of adjusted premiums. There are two variations of this benefit. For certain contracts, this GMDB locks in at age 86 and for others the GMDB reverts to the account value at age 75.
•	Combo — provides the greater of annual ratchet death benefit or rollup death benefit. This benefit locks in at either age 81 or 86.
•	Earnings enhancement — provides an enhancement to the death benefit that is a specified percentage of the adjusted earnings accumulated on the contract at the date of death. There are two versions of this benefit, one where the benefit expires at age 86 and a credit of 4% of account value is deposited into the contract and the second where the benefit doesn’t have an end age, but has a cap on the payout and is paid upon the first death in a spousal situation. Both benefits have age limitations. This benefit is paid in addition to any other death benefits paid under the contract.

The GMAB is a living benefit that provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time, 5, 7 or 10 years, selected by the contract holder at the issuance of the variable annuity contract. In some cases, the contract holder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. In general, the GMAB requires a minimum allocation to guaranteed term options (GTOs) or adherence to limitations required by an approved asset allocation strategy.

The GMIB is a living benefit that provides the contract holder with a guaranteed annuitization value. The GMIB types are:

•	Ratchet — provides an annuitization value equal to the greater of account value, net premiums or the highest one-year anniversary account value (prior to age 86) adjusted for withdrawals.
•	Rollup — provides an annuitization value equal to the greater of account value and premiums adjusted for withdrawals accumulated at 5% compound interest up to the earlier of age 86 or 200% of adjusted premiums.
•	Combo — provides an annuitization value equal to the greater of account value, ratchet GMIB benefit or rollup GMIB benefit.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Following is a summary of the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees as of December 31, 2003 and 2002:

	2003			2002
(in millions)	Account value	Net amount at risk[1]	Wtd. Avg. attained age	Account value	Net amount at risk[1]	Wtd. Avg. attained age
GMDB:
Return of premium	$9,764.5	$199.8	56	$8,743.2	$736.7	54
Reset	17,834.0	579.6	61	15,272.2	1,842.1	60
Ratchet	8,433.7	147.8	63	6,087.5	411.2	63
Roll-up	725.7	22.3	68	675.0	34.3	66
Combo	2,128.7	39.6	67	1,104.0	111.6	65

Subtotal	38,886.6	989.1	61	31,881.9	3,135.9	59
Earnings enhancement	314.1	10.9	59	213.1	1.7	61

Total — GMDB	$39,200.7	$1,000.0	61	$32,095.0	$3,137.6	59

GMAB:
5 Year	$79.9	$0.1	n/a	n/a	n/a	n/a
7 Year	125.5	0.5	n/a	n/a	n/a	n/a
10 Year	43.4	0.1	n/a	n/a	n/a	n/a

Total — GMAB	$248.8	$0.7	n/a	n/a	n/a	n/a

GMIB[2]:
Ratchet	$416.6	$-	n/a	$307.8	$-	n/a
Roll-up	1,131.9	-	n/a	664.4	-	n/a
Combo	1.1	-	n/a	0.1	-	n/a

Total — GMIB	$1,549.6	$-	n/a	$972.3	$-	n/a

[1]	Net amount at risk is calculated on a seriatum basis and represents the greater of the respective guaranteed benefit less the account value and zero. As it relates to GMIB, net amount at risk is calculated as if all policies were eligible to annuitize immediately, although all GMIB options have a waiting period of at least 7 years from issuance, with the earliest annuitizations beginning in 2005.
[2]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no net GMIB exposure.

Please refer to note 10 for discussion about the use of derivatives in managing the guarantee risks discussed above. Also, refer to the equity market risk section of note 15 for discussion about the risks associated with these guarantees.

Following is a roll forward of the liabilities for guarantees on variable annuity contracts reflected in the general account for the years ended December 31, 2003 and 2002:

(in millions)	GMDB	GMAB	GMIB	Total
Balance as of December 31, 2001	$10.8	$-	$-	$10.8
Incurred guarantee benefits	23.6	-	-	23.6
Paid guarantee benefits, net of reinsurance	(20.7)	-	-	(20.7)

Balance as of December 31, 2002	13.7	-	-	13.7
New business acquired	-	4.7	-	4.7
Change in fair value	30.0	(0.4)	-	29.6
Paid guarantee benefits, net of reinsurance	(21.9)	-	-	(21.9)

Balance as of December 31, 2003	$21.8	$4.3	$-	$26.1

Account balances of contracts with guarantees were invested in separate accounts as follows as of each December 31:

(in millions)	2003	2002
Bond mutual funds	$4,809.6	$4,559.3
Domestic equity mutual funds	26,595.9	20,135.9
International equity mutual funds	1,671.1	1,184.7
Money market funds	1,846.6	2,589.3

Total	$34,923.2	$28,469.2

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(8) Short-term Debt

NLIC has established a $500.0 million commercial paper program under which borrowings are unsecured and are issued for terms of 364 days or less. NLIC had $199.8 million of commercial paper outstanding as of December 31, 2003 at a weighted average effective rate of 1.07% and none as of December 31, 2002. See also note 20.

A majority owned subsidiary of NFS also has a $10.0 million revolving line of credit. As of December 31, 2003, the Company had $5.5 million outstanding under the $10.0 million revolving line of credit of which $4.5 million is at an average effective rate of 2.93% and $1.0 million is at an effective rate of 3.25%. As of December 31, 2002, the Company had $2.7 million outstanding under the $10.0 million revolving line of credit. See also note 20.

The Company paid interest on short-term debt totaling $1.3 million, $0.2 million and $5.3 million in 2003, 2002 and 2001, respectively.

(9) Long-term Debt

Long-term debt as of December 31, 2003 and 2002 consists of the following:

(in millions)	2003	2002
8.00% senior notes, due March 1, 2027	$298.4	$298.5
6.25% senior notes, due November 15, 2011	298.8	298.7
5.90% senior notes, due July 1, 2012	298.4	298.1
5.625% senior notes, due February 13, 2015	199.0	-
Variable rate note payable, due May 31, 2011	1.7	2.3
7.899% junior subordinated debentures issued to a related party, due March 1, 2037	103.1	-
7.10% junior subordinated debentures issued to a related party, due October 31, 2028	206.2	-
NFS obligated mandatorily redeemable 7.899% capital securities of subsidiary trusts holding solely junior subordinated debentures of NFS, due March 1, 2037	-	100.0
NFS obligated mandatorily redeemable 7.10% preferred securities of subsidiary trusts holding solely junior subordinated debentures of NFS, due October 1, 2028	-	200.0

Total long-term debt	$1,405.6	$1,197.6

Effective in 2003 the Company changed the reporting classification of NFS-obligated mandatorily redeemable capital and preferred securities of subsidiary trusts holding solely junior subordinated debentures of NFS, which totaled $300.0 million to a component of long-term debt. Previously, the capital and preferred securities were specifically identified and classified between liabilities and shareholders’ equity. The Company believes that the new method is preferable, as it has utilized these structures as an additional source of long-term borrowing. In addition, (a) the capital and preferred securities require periodic distributions of cash; and (b) the underlying junior subordinated debentures of NFS have specified maturity dates, upon which time the remaining outstanding principal of those debentures is repaid, the cash received upon repay. Prior period presentation was also reclassified.

In connection with the adoption of FIN 46R effective December 31, 2003, the Company has deconsolidated the trusts established in connection with the issuance of the mandatorily redeemable capital and preferred securities. As required by FIN 46R, prior periods were not restated. As a result, the Company reports as a component of long-term debt the junior subordinated debentures payable by NFS to the trusts. Previously, the junior subordinated debentures were eliminated in consolidation, and the capital and preferred securities issued by these trusts were recognized in the consolidated financial statements of NFS.

The senior notes are not subject to any sinking fund payments. The terms of the senior notes contain various restrictive covenants including limitations on the disposition of subsidiaries. As of December 31, 2003 and 2002, NFS was in compliance with all such covenants.

The 8.00% senior notes are redeemable in whole or in part, at the option of NFS, at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The 6.25% senior notes are not redeemable prior to their maturity date. The 5.90% and 5.625% senior notes are redeemable in whole or in part, at the option of NFS, at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

redemption date on a semi-annual basis at the treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date.

The variable rate note payable is tied to 1-year U.S. libor rates with annual resets, which resulted in an interest rate of 4.96% as of December 31, 2003.

Nationwide Financial Services Capital Trust (Trust I) and Nationwide Financial Services Capital Trust II (Trust II, or collectively, the Trusts), which are no longer included in the consolidated financial statements of NFS effective December 31, 2003, were formed under the laws of the State of Delaware. The Trusts exist for the exclusive purposes of (i) issuing Capital and Preferred Securities representing undivided beneficial interests in the assets of the Trusts; (ii) investing the gross proceeds from the sale of the Capital and Preferred Securities in Junior Subordinated Debentures of NFS; and (iii) engaging in only those activities necessary or incidental thereto. These Junior Subordinated Debentures and the related income effects are eliminated in the consolidated financial statements.

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

On October 19, 1998, Trust II sold, in a public offering, 8 million shares representing $200.0 million of 7.10% Trust Preferred Securities representing preferred undivided beneficial interests in the assets of Trust II generating net proceeds of $193.7 million. Concurrent with the sale of the Preferred Securities, NFS sold to Trust II $206.2 million of Junior Subordinated Debentures due October 31, 2028. The Junior Subordinated Debentures are the sole assets of Trust II and as of December 31, 2003 are redeemable, in whole or in part, at a redemption price equal to the principal amount to be redeemed plus any accrued and unpaid interest. The Preferred Securities have a liquidation amount of $25 per security and must be redeemed by Trust II when the Junior Subordinated Debentures mature or are redeemed by NFS.

The Preferred Securities, through obligations of NFS under the Junior Subordinated Debentures, the Preferred Securities Guarantee Agreement and the related Amended and Restated Declaration of Trust, are fully and unconditionally guaranteed by NFS. Distributions on the Preferred Securities are cumulative and payable quarterly. Including amortization of issue costs and amortization of a deferred loss on previous hedging transactions the effective interest rate on the Preferred Securities is 7.41%.

Distributions on the Capital and Preferred Securities have been classified as interest expense in the consolidated statements of income. The Company made distributions of $22.8 million on the Capital and Preferred Securities in 2003, 2002 and 2001. The Company made interest payments totaling $66.4 million, $42.6 million and $24.0 million in 2003, 2002 and 2001, respectively, on the remaining long-term debt.

(10) Derivative Financial Instruments

Qualitative Disclosure

INTEREST RATE RISK MANAGEMENT

From time to time the Company purchases fixed rate investments to back variable rate liabilities. As a result, the Company can be exposed to interest rate risk due to the mismatch between variable rate liabilities and fixed rate assets. To mitigate this risk, the Company enters into various types of derivative instruments to minimize fluctuations in fair values resulting from changes in interest rates. The Company principally uses pay fixed/receive variable interest rate swaps and short Euro futures to manage this risk.

Under interest rate swaps, the Company receives variable interest rate payments and makes fixed rate payments. The fixed interest paid on the swap offsets the fixed interest received on the investment, resulting in the Company receiving the variable interest payments on the swap, generally 3-month libor. The net receipt of a variable rate will then match the variable rate paid on the liability.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Short Euro futures, when considered in combination with the fixed-rate instruments, effectively change the fixed rate cash flow exposure to variable rate cash flows. With short Euro futures, if interest rates rise (fall), the gains (losses) on the futures are recognized in investment income. When combined with the fixed income received on the investment, the gains and losses on the Euro futures contracts results in a variable stream of cash inflows, which matches the variable interest paid on the liability.

As a result of entering into commercial mortgage loan and private placement commitments, the Company is exposed to changes in the fair value of such commitments due to changes in interest rates during the commitment period prior to the loans being funded. To manage this risk, the Company enters into short Treasury futures during the commitment period.

With short Treasury futures, if interest rates rise (fall), the gains (losses) on the futures will offset the change in fair value of the commitment.

Floating rate investments (commercial mortgage loans and corporate bonds) expose the Company to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the assets are funded with fixed rate liabilities. To manage this risk, the Company enters into receive fixed, pay variable interest rate swaps.

In using interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments. The variable interest paid on the swap offsets the variable interest received on the investment, resulting in the Company receiving the fixed interest payments on the swap. The net receipt of a fixed rate will then match the fixed rate paid on the liability.

FOREIGN CURRENCY RISK MANAGEMENT

In conjunction with the Company’s medium-term note program, from time to time, the Company issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and interest rates. To manage these risks, the Company enters into cross-currency interest rate swaps resulting, when combined with the hedged obligations, in net U.S. dollar cash outflows.

For a fixed rate liability, the cross-currency interest rate swap is structured to receive a fixed rate, in the foreign currency and pay a variable U.S. dollar rate, generally 3-month libor. For a variable rate foreign liability, the cross-currency interest rate swap is structured to receive a variable rate in the foreign currency and pay a variable U.S. dollar rate, generally 3-month libor. In both cases, the terms of the foreign currency received on the swap will exactly match the terms of the foreign currency paid on the liability, thus eliminating currency risk. Because the resulting cash flows in both cases remain variable, the Company has designated such cross-currency interest rate swaps as fair value hedging relationships.

The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates. To manage this risk, the Company uses cross-currency interest rate swaps, resulting, when combined with hedged investments, in net U.S. dollar cash inflows.

Cross-currency interest rate swaps on investments are structured to pay a fixed rate, in the foreign currency and receive a variable U.S. dollar rate, generally 3-month libor. The terms of the foreign currency paid on the swap will exactly match the terms of the foreign currency received on the asset, thus eliminating currency risk. Because the resulting cash inflows remain variable, the Company has designated such cross-currency interest rate swaps as fair value hedging relationships.

EQUITY MARKET RISK MANAGEMENT

Many of the Company’s individual variable annuity contracts offer GMDB features. The GMDB generally provides a benefit if the annuitant dies and the contract value is less than a specified amount, which may be based on the premiums paid less amounts withdrawn or contract value on a specified anniversary date. A decline in the stock market causing the contract value to fall below this specified amount, which varies from contract to contract based on the date the contract was entered into as well as the GMDB feature elected, will increase the net amount at risk, which is the GMDB in excess of the contract value, which could result in additional GMDB claims. To manage this risk, the Company has implemented a GMDB economic hedging program primarily for certain new business generated after December 2002. The program does not qualify for hedge accounting under FAS 133, as discussed in note 2(c), but is designed to offset changes in the value of the GMDB obligation up to a return of the contractholder’s premiums paid less amounts withdrawn. Currently the program shorts S&P 500 index futures, which provides an offset to changes in the value of the designated obligation. Prior to implementation of

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

the GMDB hedging program in 2003, the Company managed the risk of these benefits primarily by entering into reinsurance arrangements. See note 15 for additional discussion.

The Company also offers certain variable annuity products with a GMAB rider. The GMAB provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time, 5, 7 or 10 years, selected by the contract holder at the time of issuance of the variable annuity contract. In some cases, the contract holder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. The GMAB is an embedded derivative, and as such, the equity exposure in this product is recognized at fair value, separately from the annuity contract, with changes in fair value recognized in the income statement. The Company is exposed to equity market risk to the extent that the underlying investment options, which can include fixed and variable components, selected by the contract holder do not generate enough earnings over the life of the contract to at least equal the adjusted premiums. The Company is economically hedging the GMAB exposure for those risks that exceed a level considered acceptable by purchasing interest rate futures and shorting S&P 500 futures. The GMAB economic hedge does not qualify for hedge accounting under FAS 133, see note 2(c).

OTHER NON-HEDGING DERIVATIVES

From time-to-time, the Company enters into basis swaps (receive one variable rate, pay another variable rate) to change the rate characteristics of a specific investment to better match the variable rate paid on a liability. While the pay-side terms of the basis swap will line up with the terms of the asset, the Company is not able to match the receive-side terms of the derivative to a specific liability; therefore, basis swaps do not receive hedge accounting treatment.

The Company sells credit default protection on selected debt instruments and combines the credit default swap with selected assets the Company owns to replicate a higher yielding bond. These assets may have sufficient duration for the related liability, but do not earn a sufficient credit spread. The combined credit default swap and cash instrument provides the duration and credit spread targeted by the Company. The credit default swaps do not qualify for hedge accounting treatment.

The company also has purchased credit default protection on selected debt instruments exposed to short-term credit concerns, or because the combination of the corporate bond and purchased default protection provides sufficient spread and duration targeted by the Company. The purchased credit default protection does not qualify for hedge accounting treatment.

Quantitative Disclosure

FAIR VALUE HEDGES

During the years ended December 31, 2003, 2002 and 2001, net gains of $4.1 million $7.4 million, and $2.1 million, respectively, were recognized in net realized losses on investments, hedging instruments and hedged items. This represents the ineffective portion of the fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instruments’ change in fair value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

CASH FLOW HEDGES

For the year ended December 31, 2003, the ineffective portion of cash flow hedges was a net loss of $5.5 million, a gain of $1.8 million in 2002 and immaterial in 2001, respectively. There were no net gains or losses attributable to the portion of the derivative instruments’ change in fair value excluded from the assessment of hedge effectiveness.

The Company anticipates reclassifying less than $0.2 million in losses out of AOCI over the next 12-month period.

In general, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted transactions is twelve months or less. However, in 2003, the Company did enter into a hedge of a forecasted purchase of shares of a specified mutual fund, where delivery of the shares will occur 30 years in the future. During 2003, 2002 and 2001, the Company did not discontinue any cash flow hedges because the original forecasted transaction was no longer probable. Additionally, no amounts were reclassified from AOCI into earnings because it became probable that a forecasted transaction would not occur.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

OTHER DERIVATIVE INSTRUMENTS, INCLUDING EMBEDDED DERIVATIVES

Net realized gains and losses on investments, hedging instruments and hedged items for the years ended December 31, 2003, 2002 and 2001 include a net gain of $11.8 million, a net loss of $2.2 million and a net loss of $1.6 million, respectively, related to other derivative instruments, including embedded derivatives, not designated in hedging relationships. For the years ended December 31, 2003, 2002 and 2001, net gains of $4.2 million, $120.4 million and a net loss of $27.7 million, respectively, were recorded in net realized losses on investments, hedging instruments and hedged items reflecting the change in fair value of cross-currency interest rate swaps hedging variable rate medium term notes denominated in foreign currencies. An additional net gain of $0.9 million, net loss of $119.6 million and a net gain of $26.3 million were recorded in net realized gains and losses on investments, hedging instruments and hedged items to reflect the change in spot rates of these foreign currency denominated obligations during the years ended December 31, 2003, 2002 and 2001, respectively.

The notional amount of derivative financial instruments outstanding as of December 31, 2003 and 2002 were as follows:

(in millions)	2003	2002
Interest rate swaps
Pay fixed/receive variable rate swaps hedging investments	$1,954.7	$2,206.5
Pay variable/receive fixed rate swaps hedging investments	188.2	229.7
Pay variable/receive variable rate swaps	154.0	221.0
Pay variable/receive fixed rate swaps hedging liabilities	500.0	500.0
Pay variable/receive variable rate swaps	430.0	430.0
Other contracts hedging investments	842.5	690.8
Cross currency interest rate swaps
Hedging foreign currency denominated investments	597.9	128.8
Hedging foreign currency denominated liabilities	2,643.9	3,033.6
Futures contracts	2,615.8	4,250.9

Total	$9,927.0	$11,691.3

(11) Federal Income Tax

NFS’ acquisition of Nationwide Provident in 2002, as described in note 18, reduced Nationwide Corp.’s economic ownership in the Company from 79.8% to 63.0%. Therefore, NFS and its subsidiaries no longer qualify to be included in the NMIC consolidated federal income tax return. The members of the NMIC consolidated federal income tax return group participated in a tax sharing arrangement, which provided, in effect, for each member to bear essentially the same federal income tax liability as if separate tax returns were filed.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The tax effects of temporary differences that give rise to significant components of the net deferred tax liability as of December 31, 2003 and 2002 were as follows:

(in millions)	2003	2002
Deferred tax assets:
Future policy benefits	$765.5	$745.5
Derivatives	11.6	39.9
Real Estate	11.3	-
Other postemployment benefits	17.2	18.2
Other	146.7	41.1

Gross deferred tax assets	952.3	844.7
Less valuation allowance	(23.7)	(27.3)

Net deferred tax assets	928.6	817.4

Deferred tax liabilities:
Fixed maturity securities	429.0	421.7
Equity securities and other investments	67.1	68.7
Deferred policy acquisition costs	793.7	700.4
Value of business acquired	183.0	199.3
Other	148.3	83.3

Gross deferred tax liabilities	1,621.1	1,473.4

Net deferred tax liability	$692.5	$656.0

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Future taxable amounts or recovery of federal income tax paid within the statutory carryback period can offset nearly all future deductible amounts. As a result of the Nationwide Provident acquisition, certain merger costs were capitalized for tax purposes thus creating a deferred tax asset. Because it is more likely than not that the deferred tax asset related to these costs will not be realized, a valuation allowance of $20.3 million was established in 2002. In 2003, management’s estimates of the deferred tax asset and corresponding valuation allowance relating to these costs were revised to $16.7 million. The valuation allowance was $27.3 million in 2002.

The Company’s current federal income tax liability was $125.7 million and $172.8 million as of December 31, 2003 and 2002, respectively.

Federal income tax expense (benefit) attributable to income from continuing operations before cumulative effect of adoption of accounting principles for the years ended December 31 was as follows:

(in millions)	2003	2002	2001
Current	$133.2	$54.7	$26.4
Deferred	(13.8)	(62.0)	117.5

Federal income tax expense (benefit)	$119.4	$(7.3)	$143.9

The customary relationship between federal income tax expense and pre-tax income from continuing operations before cumulative effect of adoption of accounting principles did not exist in 2002. This is a result of the impact of the $121.5 million tax benefit associated with the $347.1 million of accelerated DAC amortization reported in 2002 (see note 4) being calculated at the U.S. federal corporate income tax rate of 35%.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Total federal income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles as follows:

	2003		2002		2001
(in millions)	Amount	%	Amount	%	Amount	%
Computed (expected) tax expense	$181.2	35.0	$46.7	35.0	$198.9	35.0
Tax exempt interest and dividends received deduction	(50.3)	(9.7)	(40.1)	(30.0)	(48.8)	(8.6)
Income tax credits	(13.4)	(2.6)	(13.5)	(10.1)	(11.5)	(2.0)
Other, net	1.9	0.4	(0.4)	(0.4)	5.3	0.9

Total (effective rate for each year)	$119.4	23.1	$(7.3)	(5.5)	$143.9	25.3

Total federal income tax paid (refunded) was $186.9 million, $47.3 million and $(48.7) million during the years ended December 31, 2003, 2002 and 2001, respectively.

As of December 31, 2003, the Company had $94.2 million of net operating loss carryforwards related to non-life losses that are limited in their ability to offset life earnings that begin to expire in 2021. As of December 31, 2003, the Company also had $62.6 million of capital loss carryforwards that begin to expire in 2007 and 2008. The Company expects to fully utilize these carryforward amounts.

(12) Earnings Per Share

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

The calculations of basic and diluted earnings per share for the years ended December 31 follows:

(in millions, except per share amounts)	2003	2002	2001
Basic and diluted income from continuing operations before cumulative effect of adoption of accounting principles	$398.4	$140.8	$424.3
Discontinued operations, net of tax	-	3.4	(4.4)
Cumulative effect of adoption of accounting principles, net of tax	(0.6)	-	(7.1)

Basic and diluted net income	$397.8	$144.2	$412.8

Weighted average common shares outstanding — basic	151.8	132.4	128.9
Dilutive effect of stock options	0.5	0.2	0.3

Weighted average common shares outstanding — diluted	152.3	132.6	129.2

	2003		2002		2001
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Income from continuing operations before cumulative effect of adoption of accounting principles	$2.62	$2.61	$1.06	$1.06	$3.29	$3.28
Discontinued operations, net of tax	-	-	0.03	0.03	(0.03)	(0.03)
Cumulative effect of adoption of accounting principles, net of tax	-	-	-	-	(0.06)	(0.05)

Basic and diluted net income	$2.62	$2.61	$1.09	$1.09	$3.20	$3.20

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(13) Comprehensive Income

Comprehensive income includes net income as well as certain items that are reported directly within separate components of shareholders’ equity that bypass net income. Other comprehensive income is comprised of net unrealized gains on securities available-for-sale adjusted for the related impacts on DAC, VOBA, future policy benefits and claims, policyholder dividend obligation and net gains on cash flow hedges, all net of tax. The related before and after federal income tax amounts for the years ended December 31, 2003, 2002 and 2001 were as follows:

(in millions)	2003	2002	2001
Unrealized (losses) gains on securities available-for-sale arising during the period:
Gross	$99.1	$551.9	$154.3
Adjustment to deferred policy acquisition costs	61.1	(213.1)	(73.5)
Adjustment to value of business acquired	(0.2)	(10.4)	-
Adjustment to future policy benefits and claims	13.6	(133.2)	-
Adjustment to policyholder dividend obligation	(42.2)	-	-
Related federal income tax expense	(46.0)	(68.3)	(28.3)

Net unrealized gains	85.4	126.9	52.5

Reclassification adjustment for net losses on securities available-for-sale realized during the period:
Gross	72.4	92.6	70.3
Related federal income tax benefit	(25.3)	(32.4)	(24.6)

Net reclassification adjustment	47.1	60.2	45.7

Other comprehensive income on securities available-for-sale	132.5	187.1	98.2

Accumulated net (losses) gains on cash flow hedges:
Gross	(42.9)	16.4	(13.5)
Related federal income tax benefit (expense)	15.0	(5.7)	4.7

Other comprehensive (loss) income on cash flow hedges	(27.9)	10.7	(8.8)

Accumulated net loss on transition adjustments:
Transition adjustment — SFAS 133	-	-	(5.6)
Transition adjustment — EITF 99-20	-	-	3.5
Related federal income tax benefit	-	-	0.7

Other comprehensive loss on transition adjustments	-	-	(1.4)

Total other comprehensive income	$104.6	$197.8	$88.0

Reclassification adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during 2003, 2002 and 2001 and, therefore, are not reflected in the table above.

(14) Fair Value of Financial Instruments

The following disclosures summarize the carrying amount and estimated fair value of the Company’s financial instruments. Certain assets and liabilities are specifically excluded from the disclosure requirements of financial instruments. For this reason, and several others, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The fair value of a financial instrument is defined as the amount at which the financial instrument could be bought or sold, or in the case of liabilities incurred or settled, in a current transaction between willing parties. In cases where quoted market prices are not available, fair value is to be based on the best information available in the circumstances. Such estimates of fair value should consider prices for similar assets or similar liabilities and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using discount rates commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models and fundamental analysis. Valuation techniques for measuring assets and liabilities must be consistent with the objective of measuring fair value and should incorporate assumptions that market participants would use in their estimates of values, future revenues and future expenses, including assumptions about interest rates, default, prepayment,

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

and volatility. Many of the Company’s assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management using matrix pricing, present value or other suitable valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could cause these estimates to vary materially. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in the immediate settlement of the instruments.

Although insurance contracts, other than policies such as annuities that are classified as investment contracts, are specifically exempted from the disclosure requirements, the Company’s estimate of the fair values of policy reserves on life insurance contracts is provided to make the fair value disclosures more meaningful.

The tax ramifications of the related unrealized gains and losses can have a significant effect on the estimates of fair value and have not been considered in arriving at such estimates.

In estimating its fair value disclosures, the Company used the following methods and assumptions:

Fixed maturity and equity securities available for sale and trading assets:  The fair value of fixed maturity and marketable equity securities is generally obtained from independent pricing services based on market quotations. For fixed maturity securities not priced by independent services (generally private placement securities and securities that do not trade regularly), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining spreads versus the US Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the US Treasury yield to create an estimated market yield for that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. Additionally, the Company’s internal corporate pricing matrix is not suitable for valuing certain fixed maturity securities, particularly those with complex cash flows such as certain mortgage-backed and asset-backed securities. In these cases, a separate “structured product” pricing matrix has been developed to value, as appropriate, using the same methodology described above. For securities for which quoted market prices are not available and for which the Company’s structured product pricing matrix is not suitable for estimating fair values, qualified company representatives determine the fair value using other modeling techniques, primarily using a commercial software application utilized in valuing complex securitized investments with variable cash flows. As of December 31, 2003, 70% of the fair values of fixed maturity securities were obtained from independent pricing services, 20% from the Company’s pricing matrix and 10% from other sources.

Mortgage loans on real estate, net:  The fair value for mortgage loans on real estate is estimated using discounted cash flow analyses using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. Estimated fair value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Short-term debt and collateral received — securities lending and derivatives:  The carrying amounts reported in the consolidated balance sheets for these instruments approximates their fair value.

Long-term debt:  The fair value for senior notes is based on quoted market prices. The fair value of the junior subordinated debentures issued to related parties is based on quoted market prices of the capital and preferred securities by Trust I and Trust II, which approximates fair value of these obligations.

Commitments to extend credit:  Commitments to extend credit have nominal fair value because of the short-term nature of such commitments. See note 15.

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

Carrying amount and estimated fair value of financial instruments subject to disclosure requirements and policy reserves on life insurance contracts were as follows as of December 31:

	2003		2002
(in millions)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities	$30,787.1	$30,787.1	$27,754.2	$27,754.2
Equity securities	128.7	128.7	134.7	134.7
Trading assets	4.9	4.9	-	-
Mortgage loans on real estate, net	8,964.7	9,459.3	8,486.5	9,155.1
Policy loans	963.2	963.2	986.4	986.4
Short-term investments	1,970.3	1,970.3	1,420.1	1,420.1
Cash	11.5	11.5	21.7	21.7
Assets held in separate accounts	60,937.6	60,937.6	50,348.3	50,348.3
Liabilities
Investment contracts	(30,821.7)	(29,319.6)	(27,409.3)	(25,661.9)
Policy reserves on life insurance contracts	(9,166.7)	(8,986.7)	(8,865.0)	(8,531.2)
Short-term debt	(205.3)	(205.3)	(2.7)	(2.7)
Long-term debt	(1,405.6)	(1,497.4)	(1,197.6)	(1,239.6)
Collateral received — securities lending and derivatives	(1,521.1)	(1,521.1)	(1,363.6)	(1,363.6)
Liabilities related to separate accounts	(60,937.6)	(59,760.2)	(50,348.3)	(48,647.8)
Derivative financial instruments
Interest rate swaps hedging assets	(99.4)	(99.4)	(141.2)	(141.2)
Cross currency interest rate swaps	592.0	592.0	323.0	323.0
Futures contracts	(25.2)	(25.2)	(45.7)	(45.7)
Other derivatives	4.6	4.6	-	-

(15) Risk Disclosures

The following is a description of the most significant risks facing the Company and how it mitigates those risks:

Credit Risk:  The risk that issuers of securities, mortgagees on real estate mortgage loans or other parties, including reinsurers and derivatives counterparties, default on their contractual obligations. The Company mitigates this risk by adhering to investment policies that provide portfolio diversification on an asset class, creditor, and industry basis, and by complying with investment limitations governed by State insurance laws and regulations, as applicable. The Company actively monitors and manages exposures, including restructuring, reducing, or liquidating investments, and determines whether any securities are impaired or loans are deemed uncollectible and takes charges in the period such assessments are made. The ratings of reinsurers who owe the Company money are regularly monitored along with outstanding balances as part of the Company’s reinsurance collection process, with timely follow-up on delayed payments. The aggregate credit risk taken in the investment portfolio is influenced by management’s risk/return preferences, the economic and credit environment, the relationship of credit risk in the asset portfolio to other business risks that the Company is exposed to, and the Company’s current and expected future capital position.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Interest Rate Risk:  The risk that interest rates will change and cause a decrease in the value of an insurer’s investments relative to the value of its liabilities, and/or an unfavorable change in prepayment activity, resulting in compressed interest margins. For example, if liabilities come due more quickly than assets mature, an insurer could potentially have to borrow funds or sell assets prior to maturity and potentially recognize a gain or loss. In some investments that contain borrower options, this risk may be realized through unfavorable cash flow patterns, e.g. increased principal repayment when interest rates have declined. When unfavorable interest rate movements occur, interest margins may compress, reducing profitability. The Company mitigates this risk by offering products that transfer this risk to the purchaser and/or by attempting to approximately match the maturity schedule of its assets with the expected payouts of its liabilities, both at inception and on an ongoing basis. In some investments that permit prepayment at the borrower option, make-whole provisions are required such that if the borrower prepays in a lower-rate environment, the Company be compensated for the loss of future income. In other situations, the Company accepts some interest rate risk in exchange for a higher yield on the investment.

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

Ratings Risk:  The risk that rating agencies change their outlook or rating of the Company or a subsidiary of the company. The rating agencies generally utilize proprietary capital adequacy models in the process of establishing ratings for the Company and certain subsidiaries. The Company is at risk to changes in these models and the impact that changes in the underlying business that it is engaged in can have on such models. To mitigate this risk, the Company maintains regular communications with the rating agencies and evaluates the impact of significant transactions on such capital adequacy models and considers the same in the design of transactions to minimize the adverse impact of this risk.

Financial Instruments with Off-Balance-Sheet Risk:  The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business through management of its investment portfolio. These financial instruments include commitments to extend credit in the form of loans. These instruments involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

Commitments to fund fixed rate mortgage loans on real estate are agreements to lend to a borrower and are subject to conditions established in the underlying contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a deposit. Commitments extended by the Company are based on management’s case-by-case credit evaluation of the borrower and the borrower’s loan collateral. The underlying mortgaged property represents the collateral if the commitment is funded. The Company’s policy for new mortgage loans on real estate is to generally lend no more than 80% of collateral value. Should the commitment be funded, the Company’s exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amounts of these commitments less the net realizable value of the collateral. The contractual amounts also represent the cash requirements for all unfunded commitments. Commitments on mortgage loans on real estate of $411.4 million extending into 2004 were outstanding as of December 31, 2003. The Company also had $119.8 million of commitments to purchase fixed maturity securities outstanding as of December 31, 2003.

Notional amounts of derivative financial instruments, primarily interest rate swaps, interest rate futures contracts and foreign currency swaps, significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to the Company, including accrued interest receivable due from counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements and other contract provisions. Any exposures related to derivative activity are aggregated with other credit exposures between the Company and the derivative counterparty to assess adherence to established credit limits. As of December 31, 2003, the Company’s credit risk from these derivative financial instruments was $75.8 million, net of $544.5 million of cash collateral and $163.0 million in securities pledged as collateral.

Equity Market Risk:  Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2003, approximately 80% of separate account assets were invested in equity

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

mutual funds. Gains and losses in the equity markets will result in corresponding increases and decreases in the Company’s separate account assets and the reported asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in GMDB or GMAB claims, which may require the Company to accelerate the amortization of DAC and/or VOBA.

Many of the Company’s individual variable annuity contracts offer GMDB features. The GMDB generally provides a benefit if the annuitant dies and the contract value is less than a specified amount, which may be based on the premiums paid less amounts withdrawn or contract value on a specified anniversary date. A decline in the stock market causing the contract value to fall below this specified amount, which varies from contract to contract based on the date the contract was entered into as well as the GMDB feature elected, will increase the net amount at risk, which is the GMDB in excess of the contract value, which could result in additional GMDB claims. The Company utilizes a combination of risk management techniques to mitigate this risk. In general, for most contracts issued prior to July 2002, the Company obtained reinsurance from independent third parties, whereas for certain contracts issued after December 2002, the Company has been executing an economic hedging program. The GMDB economic hedging program is designed to offset changes in the economic value of the GMDB obligation up to a return of the contract holder’s premium payments, however the first 10% of GMDB claims are not hedged. Currently the program shorts S&P 500 index futures, which provides an offset to changes in the value of the designated obligation. The Company’s economic evaluation of the GMDB obligation is not consistent with current accounting treatment of the GMDB obligation. Therefore the hedging activity will lead to volatility of earnings. This volatility was negligible in 2003. As of December 31, 2003, the net amount at risk, defined as the excess of the death benefit over the account value, was $2.82 billion before reinsurance and $1.00 billion net of reinsurance. As of December 31, 2003 and 2002, the Company’s reserve for GMDB claims was $21.8 million and $13.7 million, respectively. See note 27 for discussion of the impact of adopting a new accounting principle regarding GMDB reserves in 2004.

The Company also offers certain variable annuity products with a GMAB rider. The GMAB provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time, 5, 7 or 10 years, selected by the contract holder at the time of issuance of the variable annuity contract. In some cases, the contract holder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. The design of the GMAB rider limits the risk to the Company in a variety of ways including the requirement that a significant portion of the premium be allocated to a guaranteed term option (GTO) that is a fixed rate investment, thereby reducing the equity exposure. The GMAB represents an embedded derivative in the variable annuity contract that is required to be separated from and valued apart from the host variable annuity contract. The embedded derivative is carried at fair value and reported in other future policy benefits and claims. The Company initially records an offset to the fair value of the embedded derivative on the balance sheet, which is amortized through the income statement over the term of the GMAB period of the contract. The fair value of the GMAB embedded derivative is calculated based on actuarial assumptions related to the projected benefit cash flows incorporating numerous assumptions including, but not limited to, expectations of contract holder persistency, market returns, correlation’s of market returns and market return volatility. The Company began selling contracts with the GMAB feature on May 1, 2003. Beginning October 1, 2003, the Company launched an enhanced version of the rider that offered increased equity exposure to the contract holder in return for a higher charge. The Company simultaneously began economically hedging the GMAB exposure for those risks that exceed a level it considered acceptable. The GMAB economic hedge consists of shorting interest rate futures and S&P 500 futures contracts and does not qualify for hedge accounting under FAS 133. See note 2(c) for discussion of economic hedges. The objective of the GMAB economic hedge strategy is to manage the exposures with risk beyond a level considered acceptable to the Company. The Company is exposed to equity market risk related to the GMAB feature should the growth in the underlying investments, including any GTO investment, fail to reach the guaranteed return level. The GMAB embedded derivative will create volatility in earnings, however the hedging program provides substantial mitigation of this exposure. This volatility was negligible in 2003. The fair value of the GMAB embedded derivative as of December 31, 2003 was $4.3 million. Changes in the fair value of the GMAB embedded derivative and the hedging instruments totaled $(0.4) million and $(0.1) million, respectively, during the year ended December 31, 2003.

Significant Concentrations of Credit Risk:  The Company grants commercial mortgage loans on real estate to customers throughout the U.S. As of December 31, 2003, the Company has a diversified portfolio with no more than 22.8% in any

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

geographic area and no more than 1.8% with any one borrower. As of December 31, 2003, 30.3% of the carrying value of the Company’s commercial mortgage loan portfolio financed retail properties.

Significant Business Concentrations:  As of December 31, 2003, the Company did not have a material concentration of financial instruments in a single investee, industry or geographic location. Also, the Company did not have a concentration of business transactions with a particular customer, lender or distribution source, a market or geographic area in which business is conducted that makes it overly vulnerable to a single event which could cause a severe impact to the Company’s financial position.

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

Reinsurance:  The Company has entered into reinsurance contracts to cede a portion of its general account individual annuity business. Total recoveries due from these contracts were $636.0 million as of December 31, 2003. The contracts are immaterial to the Company’s results of operations. The ceding of risk does not discharge the original insurer from its primary obligation to the contractholder. Under the terms of the contracts, trusts have been established as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in each of the underlying contracts.

Collateral — Derivatives:  The Company enters into agreements with various counterparties to execute over-the-counter derivative transactions. The Company’s policy is to include a Credit Support Annex with each agreement to protect the Company from any exposure above the approved credit threshold. This also protects the counterparty against exposure to the Company. The Company generally posts securities as collateral and receives cash as collateral from counterparties. The Company maintains ownership of the pledged securities at all times and is entitled to receive from the borrower any payments for interest or dividends received on such securities during the period it is pledged as collateral.

Collateral — Securities Lending:  The Company, through its agent, lends certain portfolio holdings and in turn receives cash collateral. The cash collateral is invested in high-quality short-term investments. The Company’s policy requires a minimum of 102% of the fair value of the securities loaned be maintained as collateral. Net returns on the investments, after payment of a rebate to the borrower, are shared between the Company and its agent. Both the borrower and the Company can request or return the loaned securities at any time. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest or dividends received on such securities during the loan term.

(16) Pension Plan, Postretirement Benefits Other than Pensions and Retirement Savings Plan

The Company, together with other affiliated companies, excluding Nationwide Provident, sponsors pension plans covering all employees of participating companies who have completed at least one year of service and who have met certain age requirements. Plan contributions are invested in a group annuity contract of NLIC. Benefits are based upon the highest average annual salary of a specified number of consecutive years of the last ten years of service. The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work efforts benefit the Company.

Pension costs charged to operations by the Company during the years ended December 31, 2003, 2002 and 2001 were $12.3 million, $11.5 million and $5.7 million, respectively. The Company has recorded a prepaid pension asset of $7.7 million as of December 31, 2003 compared to pension liability of $0.5 million as of December 31, 2002.

In addition to the defined benefit pension plan, the Company, together with certain other affiliated companies, participates in life and health care defined benefit plans for qualifying retirees. Postretirement life and health care benefits are contributory and generally available to full time employees, hired prior to June 1, 2000, who have attained age 55 and have accumulated 15 years of service with the Company after reaching age 40. Postretirement health care benefit contributions are adjusted annually and contain cost-sharing features such as deductibles and coinsurance. In addition, there are caps on the Company’s portion of the per-participant cost of the postretirement health care benefits. These caps can increase

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

annually, by no more than three percent through 2006, at which time the cap will be frozen. The Company’s policy is to fund the cost of health care benefits in amounts determined at the discretion of management. Plan assets are invested primarily in group annuity contracts of NLIC.

After the acquisition of Provident Mutual Life Insurance Company (Provident), the existing retiree medical and life insurance benefits were continued through December 31, 2002. Effective January 1, 2003, the continuation of these benefits was assumed under the Nationwide benefit plans. A separate retiree medical and life insurance contribution schedule was maintained. All other Nationwide plan provisions apply to Provident retirees on the same basis as for all Nationwide retirees.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. FASB Staff Position FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 permits employers that sponsor postretirement benefit plans to defer accounting for the effects of the Act until the FASB issues guidance on how to account for the provisions of the Act. Specific authoritative guidance on accounting for the Act is pending. The issued guidance could require the plan sponsor to change previously reported information. The Company will defer recognition of the Act until the guidance is issued. Any measures of the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost (NPPBC) do not reflect the effects of the Act.

The Company’s accrued postretirement benefit expense as of December 31, 2003 and 2002 was $77.3 million and $51.9 million, respectively and the net periodic postretirement benefit cost (NPPBC) for 2003, 2002 and 2001 was $3.3 million, $3.7 million and $3.2 million, respectively.

Information regarding the funded status of the pension plans as a whole and the postretirement life and health care benefit plan as a whole, both of which are U.S. plans, as of December 31, 2003 and 2002 follows:

	Pension Benefits		Postretirement Benefits
(in millions)	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$2,236.2	$2,132.2	$269.7	$314.0
Service cost	104.0	103.3	9.9	13.2
Interest cost	131.7	135.6	19.5	22.5
Participant contributions	-	-	4.2	4.0
Plan amendment	1.6	(11.5)	-	(117.7)
Actuarial loss (gain)	85.1	(13.1)	(2.8)	54.0
Benefits paid	(101.6)	(97.6)	(20.4)	(20.3)
Impact of settlement/curtailment	-	(12.7)	-	-
Impact of plan merger	-	-	26.7	-

Benefit obligation at end of year	2,457.0	2,236.2	306.8	269.7

Change in plan assets:
Fair value of plan assets at beginning of year	1,965.0	2,200.7	106.9	119.7
Actual return on plan assets	265.4	(142.4)	16.5	(12.7)
Employer contributions[1]	113.6	4.3	20.3	16.2
Participant contributions	-	-	4.2	4.0
Benefits paid[1]	(101.6)	(97.6)	(20.4)	(20.3)

Fair value of plan assets at end of year	2,242.4	1,965.0	127.5	106.9

Funded status	(214.6)	(271.2)	(179.3)	(162.8)
Unrecognized prior service cost	30.3	33.6	(103.3)	(116.9)
Unrecognized net losses	192.1	225.9	56.9	71.9
Unrecognized net (asset) obligation at transition	(2.5)	(3.8)	-	0.1

Prepaid (accrued) benefit cost, net	$5.3	$(15.5)	$(225.7)	$(207.7)

Accumulated benefit obligation	$2,020.2	$1,821.0	N/A	N/A

[1]	Employer contributions and benefits paid include only those amounts contributed directly to or paid directly from plan assets.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Effective January 1, 2003, the pension plan was amended to improve benefits for certain participants, resulting in an increase in the projected benefit of $1.6 million. Two significant plan changes were enacted to the postretirement benefit plans as of December 31, 2002. The postretirement medical plan was revised to reflect the current expectation that there will be no further increases in the benefit cap after 2006. Prior to 2007, it is assumed that benefit caps will increase by 3 percent per year, at which time the cap will be frozen. The postretirement death benefit plan was revised to reflect that all employer subsidies will be phased out beginning in 2007. The 2007 subsidy is assumed to be 2/3 of the current subsidy and the 2008 subsidy is assumed to be 1/3 of the current amount. There is no employer subsidized benefit assumed after 2008.

The plan sponsor and participating employers, including the Company, expect to contribute $130.0 million to the pension plan and $20.0 million, including $0.6 million for Provident, to the postretirement benefit plan in 2004.

Effective January 1, 2002, the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA) raised IRS limits for benefits and salaries considered in qualified pension plans. The projected benefit obligation decreased by $11.5 million from December 31, 2001 due to the anticipation of the EGTRRA sunset provisions not recognized in the December 31, 2001 calculations.

On June 30, 2002, NMIC Medicare operations ceased, and all Medicare employees were terminated as Nationwide employees. Curtailment charges of $10.5 million and curtailment credits of $10.0 million were directly assigned to NMIC for the years ended December 31, 2003 and 2002 respectively.

Weighted average assumptions used in calculating benefit obligations and the funded status of the pension plan and postretirement life and health care benefit plan as of the end of each period presented were as follows:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Discount rate	5.50%	6.00%	6.10%	6.60%
Rate of increase in future compensation levels	4.00%	4.50%	-	-
Assumed health care cost trend rate:
Initial rate	-	-	11.00%[1]	11.30%[1]
Ultimate rate	-	-	5.20%[1]	5.70%[1]
Declining period	-	-	11 Years	11 Years

[1]	The 2003 initial rate is 12.0% for participants over age 65, with an ultimate rate of 5.6% and the 2002 initial rate is 12.3% for participants over age 65, with an ultimate rate of 6.3%

The Company uses a December 31 measurement date for all plans.

The asset allocation for the pension plan as a whole at the end of 2003 and 2002, and the target allocation for 2004, by asset category, are as follows:

	Target allocation percentage	Percentage of plan assets
Asset Category	2004	2003	2002
Equity Securities	40 - 65	45%	43%
Debt Securities	25 -50	55%	57%
Real Estate	0 - 10	0%	0%

Total	-	100%	100%

The plan employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Plan language requires investment in a group annuity contract backed by fixed investments with an interest rate guarantee to match liabilities for specific classes of retirees. On a periodic basis, the portfolio is analyzed to establish the optimal mix of assets given current market conditions given the risk tolerance. In the most recent study, asset sub-classes were considered in debt securities (diversified US investment grade bonds, diversified high-yield US securities, and international fixed income, emerging markets, and

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

commercial mortgage loans) and equity investments (domestic equities, private equities, international equities, emerging market equities and real estate investments). Each asset sub-class chosen contains a diversified blend of securities from that sub-class. Investment mix is measured and monitored on an on-going basis through regular investment reviews, annual liability measurements, and periodic asset/liability studies.

The asset allocation for the other postretirement life and healthcare benefit plan as a whole at the end of 2003 and 2002, and the target allocation for 2004, by asset category, are as follows:

	Target allocation percentage	Percentage of plan assets
Asset Category	2004	2003	2002
Equity Securities	50 - 80	59%	53%
Debt Securities	20 - 50	35%	39%
Other	0 - 10	6%	8%

Total	-	100%	100%

The other postretirement life and health care benefit plan employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Plan investments for retiree life insurance benefits include a retiree life insurance contract issued by NLIC and for retiree medical liabilities both a group annuity contract issued by NLIC backed by fixed investments with an interest rate guarantee and a separate account invested in diversified US equities. The investment mix is measured and monitored on an on-going basis through regular investment reviews, annual liability measurements, and periodic asset/liability studies.

The components of net periodic pension cost for the pension plan as a whole for the years ended December 31, 2003, 2002 and 2001 were as follows:

(in millions)	2003	2002	2001
Service cost (benefits earned during the period)	$104.0	$103.3	$89.3
Interest cost on projected benefit obligation	131.7	135.6	129.1
Expected return on plan assets	(156.7)	(178.6)	(183.8)
Recognized gains	0.1	-	(7.8)
Amortization of prior service cost	4.5	4.4	3.2
Amortization of unrecognized transition asset	(1.3)	(1.3)	(1.3)

Net periodic pension cost	$82.3	$63.4	$28.7

Weighted average assumptions used in calculating the net periodic pension cost, set at the beginning of each year, for the pension plan were as follows:
	2003	2002	2001
Weighted average discount rate	6.00%	6.50%	6.75%
Rate of increase in future compensation levels	4.50%	4.75%	5.00%
Expected long-term rate of return on plan assets	7.75%	8.25%	8.00%

The Company employs a prospective building block approach in determining the long-term expected rate of return for plan assets. This process is integrated with the determination of other economic assumptions such as discount rate and salary scale. Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run called a risk premium. Historic risk premiums are used to develop expected real rates of return of each asset sub-class. The expected real rates of return, reduced for investment expenses, are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return will vary by plan and will change when the plan’s target investment portfolio changes. Current market factors such as inflation and

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

interest rates are incorporated in the process as follows. For a given measurement date, the discount rate is set by reference to the yield on high-quality corporate bonds to approximate the rate at which plan benefits could effectively be settled. The historic real rate of return is subtracted from these bonds to generate an assumed inflation rate. The expected long-term rate of return for plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market do not impact the expected risk premiums. However, as the yield for the reference bond fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

In 2002, the pension plan’s target investment portfolio was modified based on the recommendations of a pension optimization study. This change in investment strategy is expected to increase long-term real rates of return 0.50% while maintaining the same aggregate risk level. For this reason, the expected long-term rate of return was increased to 8.25% in 2002 from 8.00% in 2001.

The components of NPPBC for the postretirement benefit plan as a whole for the years ended December 31, 2003, 2002 and 2001 were as follows:

(in millions)	2003	2002	2001
Service cost (benefits attributed to employee service during the year)	$9.9	$13.2	$12.6
Interest cost on accumulated postretirement benefit obligation	19.5	22.5	21.4
Expected return on plan assets	(8.0)	(9.2)	(9.6)
Amortization of unrecognized transition obligation of affiliates	-	0.6	0.6
Net amortization and deferral	(9.9)	(0.5)	(0.4)

NPPBC	$11.5	$26.6	$24.6

Weighted average actuarial assumptions used for the measurement of the NPPBC, set at the beginning of each year, for the postretirement benefit plan for 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Discount rate	6.60%	7.25%	7.50%
Long-term rate of return on plan assets	7.50%	7.75%	8.00%
Assumed health care cost trend rate:
Initial rate	11.30%[1]	11.00%	11.00%
Ultimate rate	5.70%[1]	5.50%	5.50%
Declining period	11 Years	4 Years	4 Years

[1]	The 2003 initial rate is 12.0% for participants over age 65, with an ultimate rate of 5.6% and the 2002 initial rate is 12.3% for the participants over age 65, with an ultimate rate of 6.3%.

Because current plan costs are very close to the employer dollar caps, the health care cost trend has an immaterial effect on plan obligations and expense for the postretirement benefit plan as a whole. For this reason, the effect of a one percentage point increase or decrease in the assumed health care cost trend rate on the APBO as of December 31, 2003 and on the NPPBC for the year ended December 31, 2003 was not calculated.

The Company, together with other affiliated companies, sponsors defined contribution retirement savings plans covering substantially all employees of the Company. Employees may make salary deferral contributions of up to 22%. Salary deferrals of up to 6% are subject to a 50% Company match. The Company’s expense for contributions to these plans totaled $7.5 million, $6.5 million and $7.1 million for 2003, 2002 and 2001, respectively, including $0.5 million and $0.4 million related to discontinued operations for 2002 and 2001, respectively.

The Company maintains a qualified defined benefit pension plan and several nonqualified defined benefit supplemental executive retirement, excess benefit and deferred compensation plans covering Nationwide Provident employees. In addition, through 2002, the Company maintained other postretirement benefit plans that included medical benefits for Nationwide Provident retirees and their spouses (and Medicare part B reimbursement for certain retirees) and retiree life insurance. As discussed earlier in this note, this plan was merged into the Nationwide plan effective January 1, 2003.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Information regarding the funded status of the Nationwide Provident qualified pension plan and postretirement life and health care benefit plan, both of which are U.S. plans, as of December 31, 2003 and 2002 follows:

	Pension Benefits		Postretirement Benefits
(in millions)	2003	2002	2002
Change in benefit obligation:
Projected benefit obligation at January 1, 2003 and October 1, 2002	$114.0	$-	$-
Acquisition	-	118.4	26.9
Service cost	1.5	0.8	0.1
Interest cost	6.7	1.7	0.4
Actuarial loss (gain)	6.9	(0.2)	-
Benefits paid	(16.9)	(6.7)	(0.7)

Benefit obligation at end of year	112.2	114.0	26.7

Change in plan assets:
Fair value of plan assets at January 1, 2003 and October 1, 2002	127.9	-	-
Acquisition	-	128.1	-
Actual return (loss) on plan assets	23.3	6.1	-
Employer contribution	1.2	0.5	0.7
Plan curtailment	-	-	(0.7)
Benefits paid	(16.9)	(6.8)	-

Fair value of plan assets at end of year	135.5	127.9	-

Funded status	23.3	13.9	(26.7)
Unrecognized net gain	(11.3)	(4.0)	-

Prepaid (accrued) benefit cost	$12.0	$9.9	$(26.7)

Accumulated benefit obligation	$109.6	$104.5	N/A

Aggregate information for pension plans with an accumulated benefit obligation in excess of plan assets and benefit obligations in excess of plan assets as of each December 31 follows:

	Pension Benefits
(in millions)	2003	2002
Accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$26.5	$27.8
Accumulated benefit obligation	26.5	25.7
Fair value of plan assets	-	-

Weighted average assumptions used in calculating the funded status of the Nationwide Provident pension plans and postretirement life and health care benefit plan were as follows:

	Pension Benefits		Postretirement Benefits
	2003	2002	2002
Weighted average discount rate	5.50%	6.00%	6.60%
Rate of increase in future compensation levels	4.00%	4.50%	-
Assumed health care cost trend rate:
Initial rate	-	-	11.00%
Ultimate rate	-	-	5.50%
Declining period	-	-	4 Years

The Company uses a December 31 measurement date for all plans.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The asset allocation for the pension plan as a whole at the end of 2003 and 2002, and the target allocation for 2004, by asset category, are as follows:

	Target allocation percentage	Percentage of plan assets
Asset Category	2004	2003	2002
Equity Securities	57-68	58%	71%
Debt Securities	32-43	42%	29%

Total	-	100%	100%

The Nationwide Provident pension plan employs a total return investment approach using a mix of equities and fixed income investments to maximize the long-term return of plan assets in exchange for a prudent level of risk. Risk tolerance is established after consideration of plan liabilities and plan funded status. During 2003, the plan received a significant amount of NFS stock due to the Provident demutualization and obtained a prohibited transaction exemption from the Department of Labor permitting liquidation of the NFS stock during calendar year 2003. On a quarterly basis, the portfolio of investments within the annuity contract issued by NLICA are analyzed in light of current market conditions and rebalanced to match the target allocations.

In 2002, the Nationwide Provident other postretirement benefit plans held no assets.

The components of net periodic pension cost for the Nationwide Provident pension plan as a whole for the years ended December 31, 2003 and 2002 were as follows:

(in millions)	2003	2002
Service cost (benefits earned during the period)	$1.5	$0.8
Interest cost on projected benefit obligation	6.7	1.7
Expected return on plan assets	(9.0)	(2.3)

Net periodic pension cost	$(0.8)	$0.2

Weighted average assumptions used in calculating the net periodic pension cost, as of the beginning of each year, for the pension plan of Nationwide Provident were as follows:

	2003	2002
Weighted average discount rate	6.00%	5.75%
Rate of increase in future compensation levels	4.50%	4.00%
Expected long-term rate of return on plan assets	7.50%	7.50%

The company employs a prospective building block approach in determining the long-term expected rate of return for plan assets. This process is integrated with the determination of other economic assumptions such as discount rate and salary scale. Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run called a risk premium. Historic risk premiums are used to develop expected real rates of return of each asset sub-class. The expected real rates of return reduced for investment expenses are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return will vary by plan and will change when the plan’s target investment portfolio changes. Current market factors such as inflation and interest rates are incorporated in the process as follows. For a given measurement date, the discount rate is set by reference to the yield on high-quality corporate bonds to approximate the rate at which plan benefits could effectively be settled. The historic real rate of return is subtracted from these bonds to generate an assumed inflation rate. The expected long-term rate of return for plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market are not allowed to impact the expected risk premiums. However, as the yield for the reference bond fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company also provides funded noncontributory defined contribution plans that cover substantially all of Nationwide Provident’s agents and a contributory defined contribution plan qualified under section 401(k) of the Internal Revenue Code. The pension cost of the defined contribution plans was $0.9 million and $0.9 million for the years ended December 31, 2003 and 2002, respectively.

The components of NPPBC for the Nationwide Provident postretirement benefit plan as a whole for the year ended December 31, 2002 were as follows:

(in millions)	2002
Service cost (benefits attributed to employee service during the year)	$0.1
Interest cost on accumulated postretirement benefit obligation	0.4

NPPBC	$0.5

Weighted average actuarial assumptions used for the measurement of the NPPBC, set at the each beginning of year, for the Nationwide Provident postretirement benefit plan for 2002 were as follows:

2002
Discount rate	6.60%
Rate of increase in future compensation levels	4.50%
Assumed health care cost trend rate:
Initial rate	11.00%
Ultimate rate	5.50%
Declining period	4 Years

In 2002, assumed health care cost trend rates had an effect on the amounts reported for the Nationwide Provident medical plan. An increase and decrease of 1% in assumed health care costs trend rates would have had a $0.3 million and ($0.2) million impact, respectively, on the accumulated postretirement benefit obligation and would have had no impact on the service and interest cost components of net periodic postretirement benefit cost.

(17) Shareholders’ Equity, Regulatory Risk-Based Capital, Retained Earnings and Dividend Restrictions

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

The holders of Class A common stock are entitled to one vote per share. The holders of Class B common stock are entitled to ten votes per share. Class A common stock has no conversion rights. Class B common stock is convertible into Class A common stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A common stock for each share of Class B common stock converted. If at any time after the initial issuance of shares of Class A common stock the number of outstanding shares of Class B common stock falls below 5% of the aggregate number of issued and outstanding shares of common stock, then each outstanding share of Class B common stock shall automatically convert into one share of Class A common stock. In the event of any sale or transfer of shares of Class B common stock to any person or persons other than NMIC or its affiliates, such shares of Class B common stock so transferred shall be automatically converted into an equal number of shares of Class A common stock. Cash dividends of $0.52, $0.51 and $0.48 per common share were declared during 2003, 2002 and 2001, respectively.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The statutory capital and surplus of NLIC as of December 31, 2003 and 2002 was $2.23 billion and $1.61 billion, respectively. The statutory net income of NLIC for the years ended December 31, 2003, 2002 and 2001 was $444.4 million, $92.5 million and $83.1 million, respectively. The statutory capital and surplus of NLICA as of December 31, 2003 and 2002 was $519.6 million and $393.7 million, respectively, while statutory net income (loss) for the years ended December 31, 2003 and 2002 was $100.4 million and $(107.2) million, respectively.

Insurance laws in each state of domicile limit the payment of dividends in excess of specified amounts without prior regulatory approval. As of January 1, 2004, based on statutory financial results as of and for the year ended December 31, 2003, NLIC could pay dividends totaling $284.4 million without obtaining prior approval. In February 2004, NLIC obtained prior approval from the Ohio Department of Insurance to pay a dividend to NFS in the amount of $75.0 million because the December 31, 2003 statutory financial statements had not been filed at the time of the dividend. In connection with the acquisition of NLICA, The Pennsylvania Insurance Department ordered that no dividends could be paid out of NLICA for a period of three years without prior approval.

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

(18) Nationwide Provident Acquisition

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

The aggregate purchase price was $1.13 billion, which was funded through a combination of the issuance of 31.9 million shares of NFS Class A common stock, including approximately 50,000 shares issued after September 30, 2003, valued at $843.2 million, the payment of $235.1 million in cash and the issuance of $48.0 million of policy credits. Of the total consideration, $62.4 million was funded by Provident and the remainder was funded by NFS with existing resources, including funds raised by the Company in the form of senior debt issued in June 2002. The value of the shares of Class A common stock issued in this transaction was based on the average closing stock price covering the period extending two days before and after the date the consideration elections were closed.

The Company recorded a liability totaling $3.8 million for anticipated severance costs associated with integration plans related to the Nationwide Provident acquisition that were contemplated at the time of closing, but not finalized and approved by management until June 2003. This amount was recorded as an adjustment to the purchase price allocation including an increase in goodwill in 2003 of $2.5 million, net of taxes. As of December 31, 2003, $1.9 million of severance has been paid, leaving another $1.9 million to be paid in future periods. Other costs related to these integration activities will be expensed as incurred.

In addition, the fair values of certain items that were estimated at the time of closing have been adjusted to the final fair value calculations in 2003. These adjustments resulted in an increase in goodwill of $6.9 million, net of tax in 2003.

The goodwill generated by this transaction, including the adjustments discussed above, totaled $223.7 million, none of which is expected to be deductible for tax purposes.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(19) Related Party Transactions

Pursuant to a cost sharing agreement among NMIC and certain of its direct and indirect subsidiaries, including the Company, NMIC provides certain operational and administrative services, such as investment management, advertising, personnel and general management services, to those subsidiaries. Expenses covered by such agreement are subject to allocation among NMIC and such subsidiaries. Measures used to allocate expenses among companies include individual employee estimates of time spent, special cost studies, salary expense, commission expense and other methods agreed to by the participating companies and that are within industry guidelines and practices. In addition, Nationwide Services Company, LLC, a subsidiary of NMIC, provides computer, telephone, mail, employee benefits administration and other services to NMIC and certain of its direct and indirect subsidiaries, including the Company, based on specified rates for units of service consumed. For the years ended December 31, 2003, 2002 and 2001, the Company made payments to NMIC and Nationwide Services Company totaling $186.8 million, $146.1 million and $145.6 million, respectively. The Company does not believe that expenses recognized under these agreements are materially different than expenses that would have been recognized had the Company operated on a stand-alone basis.

The Company has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $5.42 billion and $4.73 billion as of December 31, 2003 and 2002, respectively. Total revenues from these contracts were $143.4 million, $148.7 million and $154.0 million for the years ended December 31, 2003, 2002 and 2001, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances were $114.1 million, $115.7 million and $122.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The terms of these contracts are consistent in all material respects with what the Company offers to unaffiliated parties who are similarly situated.

The 401(k) Companies, Inc., a wholly owned subsidiary of NFS, serves as the administrator of certain defined contribution plans sponsored by NMIC and its affiliates. Total revenues reported by The 401(k) Companies, Inc. related to these administration services totaled $2.7 million, $2.9 million and $2.0 million during 2003, 2002 and 2001, respectively, and are included in the total revenue amounts reported in the paragraph above.

In connection with the demutualization of Provident, described in note 18, certain Nationwide Provident benefit plans that hold investments in group annuity contracts issued by Nationwide Provident received 1,071,721 shares of NFS Class A common stock, all of which had been sold as of December 31, 2003, including 671,426 shares that were sold in 2003.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of December 31, 2003 and 2002, customer allocations to GGI funds totaled $14.43 billion and $12.43 billion, respectively. For the years ended December 31, 2003 and 2002, GGI paid the Company $42.6 million and $37.9 million, respectively, for the distribution and servicing of these funds. In addition, effective June 28, 2002, the Company entered into a renewable three-year Marketing and Support Services Agreement with GGI. Under this agreement, the Company receives quarterly fees of $1.0 million in exchange for certain specified marketing and support of GGI product offerings.

In connection with the Nationwide Provident acquisition described in note 18, the Company entered into a servicing agreement with GGI related to the Market Street Fund reorganization. Under the servicing agreement, the Company received a payment of $3.9 million from GGI, which represented the fair value of the underlying intangibles at the date of the transaction.

NLIC has a reinsurance agreement with NMIC whereby all of NLIC’s accident and health business not ceded to unaffiliated reinsurers is ceded to NMIC on a modified coinsurance basis. Either party may terminate the agreement on January 1 of any year with prior notice. Under a modified coinsurance agreement, the ceding company retains invested assets and investment earnings are paid to the reinsurer. Under the terms of NLIC’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC for the years ended December 31, 2003, 2002 and 2001 were $286.7 million, $325.0 million and $200.7 million, respectively, while benefits, claims and expenses ceded were $247.5 million, $328.4 million and $210.1 million, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that is paid to Nationwide agents. These costs cover product development and promotion, sales literature, rent and similar items. Payments under this agreement totaled $24.8 million, $24.9 million and $26.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company leases office space from NMIC and certain of its subsidiaries. For the years ended December 31, 2003, 2002 and 2001, the Company made lease payments to NMIC and its subsidiaries of $18.0 million, $20.8 million and $18.7 million, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus interest. As of December 31, 2003 and 2002, the Company had no borrowings from affiliated entities under such agreements. During 2003, 2002 and 2001, the most the Company had outstanding at any given time was $126.0 million, $224.9 million and $368.5 million, respectively, and the Company incurred interest expense on intercompany repurchase agreements of $0.1 million, $0.3 million and $0.2 million for 2003, 2002 and 2001, respectively. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC for the benefit of the Company were $278.6 million and $236.1 million as of December 31, 2003 and 2002, respectively, and are included in short-term investments on the accompanying consolidated balance sheets. For each of the years in the three-year period ending December 31, 2003, the Company paid NCMC fees and expenses totaling $0.4 million under this agreement.

The Company and an affiliate are currently developing a browser-based policy administration and online brokerage software application for defined benefit plans. In connection with the development of this application, the Company made net payments, which were expensed, to that affiliate related to development totaling $1.6 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively.

Through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC, as described in note 11. Total payments (from) to NMIC were $(0.2) million, $47.3 million and $(48.7) million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

On May 31, 2002, NFS purchased an additional interest in TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial), a leading COLI producer, for $40.7 million from existing shareholders. The shareholders primarily consisted of management and employees of TBG Financial. This additional investment increased NFS’ ownership of TBG Financial to 63%. As a result of the acquisition of these additional shares, the results of TBG Financial are included in the consolidated financial statements of the Company beginning May 31, 2002. As a result of the increase in ownership and the consolidation of TBG Financial, the Company recorded an increase in goodwill in the Life Insurance segment totaling $62.6 million.

On February 5, 2002, NFS purchased from existing shareholders the remaining 10% of shares of The 401(k) Companies, Inc. not owned by NFS for $3.9 million. The shareholders primarily consisted of management and employees of The 401(k) Companies, Inc. This transaction generated $2.9 million of goodwill in the Institutional Products segment.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

(20) Bank Lines of Credit

The Company has available as a source of funds a $1.00 billion revolving credit facility entered into by NFS, NLIC and NMIC. The facility is comprised of a five-year $700.0 million agreement maturing in May of 2005 and a 364 day $300.0 million agreement maturing in May of 2004 with a group of financial institutions. The Company and NMIC intend to renew both parts of the credit facility in 2004. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility contains covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and NLIC maintain statutory surplus in excess of $935.0 million. The Company had no amounts outstanding under this agreement as of December 31, 2003. NLIC is currently required to maintain an available credit facility equal to 50% of any amounts outstanding under its $500.0 million commercial paper program. Therefore, availability under the aggregate $1.00 billion credit facility is reduced by an amount equal to 50% of any commercial paper outstanding. NLIC had $199.8 million of commercial paper outstanding as of December 31, 2003.

In addition, the Company has a majority owned subsidiary that has available a $10.0 million revolving line of credit. The line is an annually renewable 364-day $10.0 million agreement with a single financial institution. The line of credit is guaranteed by NFS and the line was renewed on September 2003. The Company had $5.5 million outstanding on this line of credit as of December 31, 2003. See also note 8.

Also, the Company has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The maximum amount available under the agreement is $100.0 million. The borrowing rate on this program rate is equal to fed funds plus 3 basis points. There were no amounts outstanding under this agreement as of December 31, 2003.

(21) Contingencies

On October 29, 1998, the Company was named in a lawsuit filed in Ohio state court by plaintiff Mercedes Castillo that challenged the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (Mercedes Castillo v. Nationwide Financial Services, Inc., Nationwide Life Insurance Company and Nationwide Life and Annuity Insurance Company). On May 3, 1999, the complaint was amended to, among other things, add Marcus Shore as a second plaintiff. The amended complaint was brought as a class action on behalf of all persons who purchased individual deferred annuity contracts or participated in group annuity contracts sold by the Company and the other named Company affiliates, which were allegedly used to fund certain tax-deferred retirement plans. The amended complaint seeks unspecified compensatory and punitive damages. On May 28, 2002, the Court granted the motion of Marcus Shore to withdraw as a named plaintiff and denied plaintiffs’ motion to add new persons as named plaintiffs. On November 4, 2002, the Court issued a decision granting the Company’s motion for summary judgment on all of plaintiff Mercedes Castillo’s individual claims, and ruling that plaintiff’s motion for class certification was moot. Following appeal by the plaintiff, both of those decisions were affirmed by the Ohio Court of Appeals on September 9, 2003. The plaintiff filed a notice of appeal of the decision by the Ohio Court of Appeals on October 24, 2003. The Ohio Supreme Court announced on January 21, 2004 that the appeal was not accepted and the time for reconsideration has expired.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

On October 31, 2003, a lawsuit seeking class action status containing allegations similar to those made in the Castillo case was filed against NLIC in Arizona federal court by plaintiff Robert Helman (Robert Helman et al v. Nationwide Life Insurance Company et al). This lawsuit is in a very preliminary stage and the Company is evaluating its merits. The Company intends to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 6, 2001 to include class action allegations, and have subsequently amended their complaint twice. As amended, in the current complaint, the plaintiffs seek to represent a class of ERISA qualified retirement plans that purchased variable annuities from NLIC. Plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts, and that the Company acquired and breached ERISA fiduciary duties by accepting service payments from certain mutual funds that allegedly consisted of or diminished those ERISA plan assets. The complaint seeks disgorgement of some or all of the fees allegedly received by the Company and other unspecified relief for restitution, along with declaratory and injunctive relief and attorneys’ fees. On December 3, 2001, the plaintiffs filed a motion for class certification. Plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On January 30, 2004, the Company filed its Revised Memorandum in Support of Summary Judgment, and a Motion Requesting that the Court Decide Summary Judgment before Class Certification. Plaintiffs are opposing that motion. The Company intends to defend this lawsuit vigorously.

On May 1, 2003, a class action was filed against NLIC in the United States District Court for the Eastern District of Louisiana, entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The Complaint alleges that in 2001, plaintiff Edward Miller purchased three group modified single premium variable annuities issued by NLIC. Plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contracts that contract holders could transfer assets without charge among the various funds available through the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. Plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. Plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar contracts issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. The Company’s motion to dismiss the complaint was granted by the Court on October 28, 2003. Plaintiff has appealed that dismissal.

On January 21, 2004, the Company was named in a lawsuit filed in the U.S. District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In their complaint, the plaintiff alleges that the Company and/or its affiliated life insurance companies (1) tortiously interfered with the plaintiff’s contractual and fiduciary relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W & R Insurance Agency, Inc. (collectively, “Waddell & Reed”), (2) conspired with and otherwise caused Waddell & Reed to breach its contractual and fiduciary obligations to the plaintiff, and (3) tortiously interfered with the plaintiff’s contractual relationship with policyholders of insurance policies issued by the plaintiff. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, and costs and disbursements, including attorneys’ fees. The plaintiff seeks to have each defendant judged jointly and severally liable for all damages. This lawsuit is in a very preliminary stage, and the Company intends to defend it vigorously.

NLICA was named as a defendant in a class action originally filed on or about January 11, 1999 entitled Butler v. Provident Mutual Life Insurance Company. That class action was brought in the Court of Common Pleas, Philadelphia County, Pennsylvania. That class action challenged the plan of Provident Mutual Life Insurance Company to convert from a mutual life insurance company into a stock life insurance company owned by a mutual holding company. After the Court entered an order on September 16, 1999 enjoining the completion of this plan without further disclosures to policyholders, the plaintiffs filed an amended complaint in the Summer of 2002 demanding that Provident consummate a proposed sponsored demutualization with the Company.

NLICA was also a nominal defendant in a derivative suit entitled Provident Mutual Life Insurance Company derivatively by Smith v. Kloss that was filed on or about July 10, 2000 in the Court of Common Pleas, Philadelphia County, Pennsylvania.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Plaintiffs claimed that Provident’s directors breached their fiduciary duties and should be compelled to pursue a demutualization of Provident.

The parties to the Butler and Smith cases entered into a stipulation of settlement dated October 9, 2002 and the Court granted preliminary approval of that settlement on October 10, 2002. Under that stipulation of settlement, the parties agreed to a resolution of all the class and derivative claims asserted in both actions. The Court held a fairness hearing on the settlement on December 17, 2002. The Court approved the settlement by Final Order and Judgment entered on April 17, 2003. NLICA paid the plaintiff’s legal fees and expenses on April 25, 2003. By notice of appeal dated May 1, 2003, an objector to the settlement appealed the Final Order and Judgment to the Superior Court of Pennsylvania. By stipulation filed December 3, 2003, that appeal was discontinued and dismissed with prejudice.

On October 9, 2003, NLICA was named as one of twenty-six defendants in a lawsuit filed in the U.S. District Court for the Middle District of Pennsylvania entitled Steven L. Flood, Luzerne County Controller and the Luzerne County Retirement Board on behalf of the Luzerne County Employee Retirement System v. Thomas A. Makowski, Esq., et al. NLICA is a defendant as successor in interest to Provident, which is alleged to have entered into four agreements to manage assets and investments of the Luzerne County Employee Retirement System (the Plan). In their complaint, the plaintiffs allege that NLICA aided and abetted certain other defendants in breaching their fiduciary duties to the Plan. Plaintiffs also allege that NLICA violated the Racketeer Influenced and Corrupt Organizations Act by engaging in and conspiring to engage in an improper scheme to mismanage funds in order to collect excessive fees and commissions and that NLICA was unjustly enriched by the allegedly excessive fees and commissions. The complaint seeks treble compensatory damages, punitive damages, a full accounting, imposition of a constructive trust on all funds paid by the Plan to all defendants, pre- and post-judgment interest, and costs and disbursements, including attorneys’ fees. The plaintiffs seek to have each defendant judged jointly and severally liable for all damages. NLICA, along with virtually every other defendant, has filed a motion to dismiss the complaint for failure to state a claim. The plaintiffs have not yet filed their response to the motions to dismiss. The Company intends to defend this lawsuit vigorously.

The financial services industry, including mutual fund, variable annuity and distribution companies, has been the subject of increasing scrutiny by regulators, legislators, and the media over the past year. Numerous regulatory agencies, including the Commission and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund companies on those issues. Investigations and enforcement actions have also been commenced, on a smaller scale, regarding the sales practices of mutual fund and variable annuity distributors. These legal proceedings are expected to continue in the future. These investigations and proceedings could result in legal precedents, as well as new industry-wide legislation, rules or regulations, that could significantly affect the financial services industry, including variable annuity companies. The Company has been contacted by regulatory agencies for information relating to market timing, late trading and sales practices. The Company is cooperating with these regulatory agencies and is responding to those information requests.

There can be no assurance that any such litigation or regulatory actions will not have a material adverse effect on the Company in the future.

(22) Securitization Transactions

To date, the Company has sold $290.1 million of credit enhanced equity interests in Tax Credit Funds to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 5.10% to 5.25% and as of December 31, 2003 held guarantee reserves totaling $2.9 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $824.2 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $4.3 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

construction and the leasing of each unit to a qualified tenant among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly and upon stabilizing, the collateral is released. During 2003 and 2002, $3.1 million and $0.5 million of stabilization collateral had been released into income, respectively.

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

(23) Closed Block

The amounts shown in the following tables for assets, liabilities, revenues and expenses of the closed block of NLICA (see note 18) are those that enter into the determination of amounts that are to be paid to policyholders.

Summarized financial information for the closed block follows:

As of December 31, (in millions)	2003	2002
Closed block liabilities:
Future policyholder benefits	$1,953.2	1,970.2
Policyholder funds and accumulated dividends	139.5	136.6
Policyholder dividends payable	29.7	67.1
Policyholder dividend obligation	47.6	-
Other policy obligations	9.7	9.8
Other closed block liabilities	58.9	0.8

Total closed block liabilities	2,238.6	2,184.5

Assets designated to the closed block:
Fixed maturity securities available-for-sale, at estimated fair value (cost $ 1,279.4 in 2003 and $1,238.0 in 2002)	1,321.6	1,243.1
Equity securities	0.8	-
Mortgage loans on real estate	300.1	257.9
Policy loans	229.8	242.2
Other closed block assets	80.9	74.1

Total closed block assets	1,933.2	1,817.3

Excess of reported closed block liabilities over assets designated to the closed block	305.4	367.2

Portion of above representing other comprehensive income
Increase in unrealized gain on fixed maturity securities available-for-sale	42.2	5.1
Adjustment to policyholder dividend obligation	(42.2)	-

Total	-	$5.1

Maximum future earnings to be recognized from closed block assets and liabilities	$305.4	$372.3

Other comprehensive income:
Fixed maturity securities available-for-sale:
Fair value	$1,321.6	$1,243.1
Amortized cost	1,279.4	1,238.0
Shadow policyholder dividend obligation	(42.2)	-

Net unrealized appreciation	$-	$5.1

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For the year ended December 31, (in millions)	2003	2002
Closed block operations:
Closed block revenues:
Premiums	$120.3	$35.0
Net investment income	106.4	27.4
Realized investment gains (losses)	6.8	(1.5)
Realized losses credited to to policyholder benefit obligation	(5.4)	-

Total closed block revenues	228.1	60.9

Closed block benefits and expenses:
Policy and contract benefits	131.4	44.8
Change in future policyholder benefits and interest credited to policyholder account values	(3.2)	(4.4)
Dividends to policyholders	58.0	16.7
Change in policyholder dividend obligation	5.4
Other closed block expenses	1.4	0.4

Total closed block benefits and expenses	193.0	57.5

Total closed block revenues, net of closed block benefits and expenses, before federal income taxes	35.1	3.4
Federal income taxes	12.3	1.2

Closed block revenues, net of closed block benefits and expenses and federal income taxes	$22.8	$2.2

Maximum future earnings from closed block assets and liabilities:
Beginning of period	$372.3	$-
Change during period	(22.8)	372.3
Other adjustments	(44.1)	-

End of period	$305.4	$372.3

Cumulative closed block earnings from inception through December 31, 2003 were higher than expected in the closed block earnings as determined in the actuarial calculation and less than expected through December 31, 2002. Therefore, a policyholder dividend obligation of $5.4 million exists at December 31, 2003 and none as of December 31, 2002. Other adjustments include revisions to the prior year-end balances including primarily policyholder dividends payable and adjustments to current and deferred taxes.

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

In addition to the product segments, the Company reports a Corporate segment. The Corporate segment consists of net investment income not allocated to the three product segments, unallocated expenses, advisory services program revenues and expenses, interest expense on debt and revenues and expenses of the Company’s non-insurance subsidiaries not reported within the three product segments and in 2001, goodwill amortization. In addition to these operating revenues and expenses, the Company also reports net realized gains and losses on investments, hedging instruments and hedged items not allocated to the three product segments in the Corporate segment, but does not consider them as part of pre-tax operating earnings.

The following tables summarize the financial results of the Company’s business segments for the years ended December 31, 2003, 2002 and 2001.

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
2003
Net investment income	$888.7	$810.2	$462.6	$71.9	$2,233.4
Other operating revenue	538.7	312.6	889.3	46.5	1,787.1
Net realized losses on investments, hedging instruments and hedged items	-	-	-	(85.1)	(85.1)

Total revenues	1,427.4	1,122.8	1,351.9	33.3	3,935.4

Interest credited to policyholder account values	661.3	528.0	193.3	-	1,382.6
Amortization of deferred policy acquisition costs	233.2	45.7	120.6	-	399.5
Amortization of value of business acquired	6.3	2.0	38.0	0.1	46.4
Interest expense on debt	-	-	0.1	96.1	96.2
Other benefits and expenses	336.9	302.3	784.7	69.0	1,492.9

Total benefits and expenses	1,237.7	878.0	1,136.7	165.2	3,417.6

Income (loss) from continuing operations before federal income taxes	189.7	244.8	215.2	(131.9)	$517.8

Net realized losses on investments, hedging instruments and hedged items not related to securitizations	-	-	-	85.1

Pre-tax operating earnings (loss)[1]	$189.7	$244.8	$215.2	$(46.8)

Assets as of period end	$52,632.3	$35,664.9	$16,078.7	$6,651.4	$111,027.3

2002
Net investment income	$702.3	$807.0	$361.7	$47.8	$1,918.8
Other operating revenue	532.7	272.2	642.5	9.9	1,457.3
Net realized losses on investments, hedging instruments and hedged items	-	-	-	(88.3)	(88.3)

Total revenues	1,235.0	1,079.2	1,004.2	(30.6)	3,287.8

Interest credited to policyholder account values	531.6	556.0	188.2	-	1,275.8
Amortization of deferred policy acquisition costs	531.7	53.7	92.7	-	678.1
Amortization of value of business acquired	3.3	(0.3)	12.2	-	15.2
Interest expense on debt	-	-	-	76.8	76.8
Other benefits and expenses	287.3	262.8	524.4	33.9	1,108.4

Total benefits and expenses	1,353.9	872.2	817.5	110.7	3,154.3

Income (loss) from continuing operations before federal income taxes	(118.9)	207.0	186.7	(141.3)	$133.5

Net realized losses on investments, hedging instruments and hedged items not related to securitizations	-	-	-	88.3

Pre-tax operating earnings (loss)[1]	$(118.9)	$207.0	$186.7	$(53.0)

Assets as of period end	$43,681.8	$32,219.7	$14,359.0	$5,299.8	$95,560.3

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
2001
Net investment income	$543.9	$847.8	$323.3	$21.8	$1,736.8
Other operating revenue	557.8	278.0	511.5	(0.5)	1,346.8
Net realized losses on investments, hedging instruments and hedged items	-	-	-	(13.1)	(13.1)

Total revenues	1,101.7	1,125.8	834.8	8.2	3,070.5

Interest credited to policyholder account values	443.3	627.8	177.7	-	1,248.8
Amortization of deferred policy acquisition costs	220.2	47.6	80.3	-	348.1
Interest expense on debt	-	-	-	54.9	54.9
Other benefits and expenses	211.0	241.0	387.1	11.4	850.5

Total benefits and expenses	874.5	916.4	645.1	66.3	2,502.3

Income (loss) from continuing operations before federal income taxes	227.2	209.4	189.7	(58.1)	$568.2

Net realized losses on investments, hedging instruments and hedged items not related to securitizations	-	-	-	15.0

Pre-tax operating earnings (loss)[1]	$227.2	$209.4	$189.7	$(43.1)

Assets as of period end	$44,342.4	$34,218.4	$9,129.0	$4,271.13	$91,960.9

[1]	Excludes net realized gains and losses on investments not related to securitizations, hedging instruments and hedged items, discontinued operations and cumulative effect of adoption of accounting principles.

The Company has no significant revenue from customers located outside of the U.S., nor does the Company have any significant long-lived assets located outside the U.S.

(25) Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002.

(in millions)	Quarter First	Quarter Second	Quarter Third	Quarter Fourth
2003
Net investment income	$548.6	$557.4	$567.3	$560.1
Other operating revenue	440.3	439.8	447.8	459.2
Net realized (losses) gains on investments, hedging instruments and hedged items	(53.3)	(22.5)	14.5	(23.8)

Total revenues	935.6	974.7	1,029.6	995.5

Interest credited to policyholder account values	344.0	347.6	347.5	343.5
Amortization of deferred policy acquisition costs	83.8	100.3	105.7	109.7
Amortization of value of business acquired	10.6	12.3	15.6	7.9
Interest expense on debt	22.7	24.2	24.7	24.6
Other benefits and expenses	385.3	363.2	369.1	375.3

Total benefits and expenses	846.4	847.6	862.6	861.0

Income (loss) from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	89.2	127.1	167.0	134.5
Federal income tax expense	17.2	30.6	41.4	30.2

Income from continuing operations	72.0	96.5	125.6	104.3
Cumulative effect of adoption of accounting principles, net of tax	-	-	-	(0.6)

Net income	$72.0	$96.5	$125.6	$103.7

Net income per common share:
Basic	$0.47	$0.64	$0.83	$0.69
Diluted	$0.47	$0.63	$0.82	$0.69

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(in millions)	Quarter First	Quarter Second	Quarter Third	Quarter Fourth
2002
Net investment income	$443.6	$452.7	$472.8	$549.7
Other operating revenue	341.4	344.3	329.3	442.3
Net realized losses on investments, hedging instruments and hedged items:
Unrelated parties	(4.7)	(40.8)	(41.0)	(25.0)
Related parties	-	-	23.2	-

Total revenues	780.3	756.2	784.3	967.0

Interest credited to policyholder account values	297.8	305.8	325.7	346.5
Amortization of deferred policy acquisition costs	84.8	85.0	431.0	77.3
Amortization of value of business acquired	-	-	-	15.2
Interest expense on debt	16.7	16.9	21.5	21.7
Other benefits and expenses	241.4	244.8	243.0	379.2

Total benefits and expenses	640.7	652.5	1,021.2	839.9

Income (loss) from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	139.6	103.7	(236.9)	127.1
Federal income tax expense (benefit)	35.9	23.3	(95.9)	29.4

Income (loss) from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles	103.7	80.4	(141.0)	97.7
Discontinued operations, net of tax	2.2	1.2	-	-

Net income (loss)	$105.9	$81.6	$(141.0)	$97.7

Income from continuing operations per common share:
Basic	$0.80	$0.62	$(1.18)	$0.64
Diluted	$0.80	$0.62	$(1.18)	$0.64
Net income per common share:
Basic	$0.82	$0.63	$(1.18)	$0.64
Diluted	$0.82	$0.63	$(1.18)	$0.64

(26) Variable Interest Entities

As of December 31, 2003, the Company has relationships with eight VIEs where the Company is the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured products transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to third-party investors where the Company provides guaranteed returns (See note 22). The Company has not yet adopted FIN 46 or FIN 46R as it relates to these VIEs. As such, these VIEs and their results of operations are not included in the consolidated financial statements.

The net assets of these VIEs totaled $176.1 million as of December 31, 2003. The most significant components of net assets are $58.7 million of mortgage loans on real estate, $241.9 million of other long-term investments, $37.9 million in other assets $59.2 million of short-term debt and $103.4 million of other liabilities. The total exposure to loss on these VIEs where the Company may be the primary beneficiary is less than $0.1 million as of December 31, 2003.

For the mortgage loan VIE, which is the VIE to which the short-term debt relates to, the creditors have no recourse against the Company in the event of default by the VIE.

In addition to the VIEs described above, the Company also holds variable interests, in the form of limited partnership (LP) or similar investments, in a number of tax credit funds. These investments have been held by the Company for periods of 1 to 7 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in securitization transactions that qualify as VIEs, but for which the Company is not the primary beneficiary. The total exposure to loss on these VIEs where the company is not the primary beneficiary is $60.3 million as of December 31, 2003. See note 9 regarding VIEs for which the Company has evaluated consolidating in accordance with the provisions of FIN 46R.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(27) Subsequent Events

As discussed in note 2(n), the Company adopted SOP 03-1 effective January 1, 2004. In connection with this adoption, the following cumulative effect adjustments are expected to be recorded in the 2004 consolidated financial statements.

(in millions)	January 1, 2004
Increase in future policy benefits — ratchet interest crediting	$(12.3)
Increase in future policy benefits — secondary guarantees — life insurance	(2.4)
Increase in future policy benefits — GMDB claim reserves	(1.8)
Increase in future policy benefits — GMIB claim reserves	(1.0)
Adjustment to amortization of deferred acquisition costs related to above	12.5
Deferred federal income taxes	1.8

Cumulative effect of adoption of accounting principle, net of tax	$(3.2)

Under SOP 03-1, the Company’s GMDB claim reserves are determined by estimating the expected value of death benefits on contracts that trigger a policy benefit and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company will regularly evaluate estimates used and will adjust the additional liability balance as appropriate, with a related charge or credit to other benefits and claims, if actual experience or other evidence suggests that earlier assumptions should be revised.

The following assumptions and methodology were used to determine the GMDB claim reserves upon adoption of SOP 03-1:

•	Data used was based on a combination of historical numbers and future projections involving 250 stochastically generated economic scenarios
•	Mean gross equity performance of 8.1%
•	Equity volatility of 18.7%
•	Mortality — 100% of Annuity 2000 table
•	Asset fees — equivalent to mutual fund and product loads
•	Discount rate of 8.0%

Lapse rate assumptions vary by duration as shown below:

Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	4.50%	5.50%	6.50%	8.50%	10.50%	10.50%	10.50%	17.50%	17.50%	17.50%
Maximum	4.50%	8.50%	11.50%	17.50%	22.50%	22.50%	22.50%	22.50%	22.50%	19.50%

GMABs are considered derivatives under SFAS 133 resulting in the related liabilities being recognized at fair value with changes in fair value reported in earnings and, therefore, excluded from the SOP 03-1 claim reserves.

The GMIB claim reserves will be determined each period by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total assessments. The Company will regularly evaluate estimates used and will adjust the additional liability balance as appropriate, with a related charge or credit to other benefits and claims, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in calculating the GMIB claim reserves are consistent with those used for calculating the GMDB claim reserves. In addition, the calculation of the GMIB claim reserves assumes utilization ranges from a low of 3% when the contract holder’s annuitization value is 10% in the money to 100% utilization when the contract holder is 90% in the money.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SCHEDULE I

Consolidated Summary of Investments — Other Than Investments in Related Parties (in millions)

As of December 31, 2003 Column A	Column B	Column C	Column D
Type of Investment	Cost	Market value	Amount at which shown in the consolidated balance sheet
Fixed maturity securities available-for-sale:
Bonds:
U.S. Government and government agencies and authorities	$1,154.9	$1,213.8	$1,213.8
States, municipalities and political subdivisions	177.2	172.7	172.7
Foreign governments	68.8	70.1	70.1
Public utilities	2,312.6	2,429.7	2,429.7
All other corporate	25,849.4	26,900.8	26,900.8

Total fixed maturity securities available-for-sale	29,562.9	30,787.1	30,787.1

Equity securities available-for-sale:
Common stocks — Industrial, miscellaneous and all other	117.0	128.7	128.7
Mortgage loans on real estate, net	8,990.1		8,964.7[1]
Real estate, net:
Investment properties	95.5		76.6[2,3]
Acquired in satisfaction of debt	27.9		27.2[2,3]
Policy loans	963.2		963.2
Other long-term investments	177.8		162.2[4,5]
Short-term investments, including amounts managed by a related party	1,970.3		1,970.3

Total investments	$41,904.7		$43,080.0

[1]	Difference from Column B is primarily due to valuation allowances due to impairments on mortgage loans on real estate (see note 3 to the consolidated financial statements), hedges and commitment hedges on mortgage loans on real estate.
[2]	Difference from Column B primarily results from adjustments for accumulated depreciation.
[3]	Amount shown does not agree to the consolidated balance sheet due to the exclusion of property occupied by the reporting entity in the amount of $19.6 million, net of accumulated depreciation.
[4]	Difference from Column B is primarily due to operating gains and/or losses of investments in limited partnerships.
[5]	Amount shown does not agree to the consolidated balance sheet due to unconsolidated related party investments in the amount of $32.4 million.

See accompanying independent auditors’ report.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (in thousands)

Condensed Balance Sheets

December 31,		2003	2002
Assets
Investment in subsidiaries		$5,457,580	4,873,880
Short-term investments, including amounts managed by a related party		34,557	110,879
Trading assets		4,861	-
Long-term investments		14,334	6,093
Cash		30	-
Investment in surplus notes from a subsidiary		700,000	600,000
Intangible assets		4,244	4,560
Goodwill		106,608	106,608
Other assets		64,258	55,218

Total assets		$6,386,472	$5,757,238

Liabilities and Shareholders’ Equity
Long-term debt		$1,403,913	$1,204,555
Other liabilities		107,117	109,405

Total liabilities		1,511,030	1,313,960
Shareholders’ equity		4,875,442	4,443,278

Total liabilities and shareholders’ equity		$6,386,472	$5,757,238

Condensed Statements of Income (in thousands)
Years Ended December 31,	2003	2002	2001
Revenues:
Dividends received from subsidiaries	$160,500	$522,974	$50,000
Investment income	49,248	39,570	5,365
Other income	526	-	-
Realized (losses) gains on investments, hedging instruments and hedged items	(10,150)	8	4,434

Total revenues	200,124	562,552	59,799

Expenses:
Interest expense on long-term debt	95,264	76,406	50,191
Other operating expenses	3,999	3,187	11,977

Total expenses	99,263	79,593	62,168

Income (loss) before federal income tax benefit	100,861	482,959	(2,369)
Federal income tax benefit	17,222	15,851	17,385

Income from continuing operations before equity in undistributed net income of subsidiaries	118,083	498,810	15,016
Equity in undistributed net income of subsidiaries	279,765	(354,391)	397,423

Income from continuing operations	397,848	144,419	412,439
Discontinued operations, net of tax	-	(168)	332

Net income	$397,848	$144,251	$412,771

See accompanying notes to condensed financial statements and independent auditors’ report.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT, Continued (in thousands)

Condensed Statements of Cash Flows (in thousands)

Years ended December 31,	2003	2002	2001
Cash flows from operating activities:
Net income	$397,848	$144,251	$412,771
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(279,765)	354,391	(397,423)
Amortization	6,659	5,606	11,038
Realized (gains) losses on investments, hedging instruments and hedged items	10,150	(8)	(4,434)
Other, net	(16,011)	69,872	(23,472)

Net cash provided by (used in) operating activities	118,881	574,112	(1,520)

Cash flows from investing activities:
Cash paid to acquire companies and capital contributed to subsidiaries	(212,573)	(360,525)	(10,000)
Cash paid to acquire surplus note from subsidiary	(100,000)	(300,000)	(300,000)
Disposal of subsidiaries, net	-	(17,913)	-
Other, net	70,797	(126,904)	61,174

Net cash used in investing activities	(241,776)	(805,342)	(248,826)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	196,718	296,034	296,625
Cash dividends paid	(78,998)	(66,249)	(61,840)
Other, net	5,205	1,445	3,784

Net cash provided by (used in) financing activities	122,925	231,230	238,569

Net increase (decrease) in cash	30	-	(11,777)
Cash, beginning of year	-	-	11,777

Cash, end of year	$30	$-	$-

See accompanying notes to condensed financial statements and independent auditors’ report.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT, Continued (in thousands)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) Organization and Presentation

Nationwide Financial Services, Inc. (NFS) is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the retirement savings operations of the Nationwide group of companies, including Nationwide Life Insurance Company of America (NLICA) effective October 1, 2002. NLICA was acquired through a series of transactions that are described in more detail in note 19 to the consolidated financial statements of NFS and subsidiaries, which is included elsewhere in this report.

(2) Long-term Debt and Guarantees

Long-term debt outstanding as of December 31, 2003 and 2002 consists of the following:

(in thousands)	2003	2002
8.00% senior notes, due March 1, 2027	$298,484	$298,462
6.25% senior notes, due November 15, 2011	298,807	298,693
5.90% senior notes, due July 1, 2012	298,373	298,121
5.625% senior notes, due February 13, 2015	198,971	-
7.899% junior subordinated debentures issued to a related party, due March 1, 2037	103,093	103,093
7.10% junior subordinated debentures issued to a related party, due October 31, 2028	206,186	206,186

Total long-term debt	$1,403,914	$1,204,555

The senior notes are not subject to any sinking fund payments. The terms of the senior notes contain various restrictive covenants including limitations on the disposition of subsidiaries. As of December 31, 2003 and 2002, NFS was in compliance with all such covenants.

The 8.00% senior notes are redeemable in whole or in part, at the option of NFS, at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The 6.25% senior notes are not redeemable prior to their maturity date. The 5.90% and 5.625% senior notes are redeemable in whole or in part, at the option of NFS, at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at the treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date.

Nationwide Financial Services Capital Trust (Trust I) and Nationwide Financial Services Capital Trust II (Trust II, or collectively, the Trusts), wholly owned subsidiaries of NFS, were formed under the laws of the State of Delaware. The Trusts exist for the exclusive purposes of (i) issuing Capital and Preferred Securities representing undivided beneficial interests in the assets of the Trusts; (ii) investing the gross proceeds from the sale of the Capital and Preferred Securities in Junior Subordinated Debentures of NFS; and (iii) engaging in only those activities necessary or incidental thereto. See note 9 to the consolidated financial statements of NFS and subsidiaries which is included elsewhere in the report for a discussion of changes in the classification and presentation of the Trusts.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT, Continued (in thousands)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

The Preferred Securities, through obligations of NFS under the 7.10% Junior Subordinated Debentures, the Preferred Securities Guarantee Agreement and the related Amended and Restated Declaration of Trust, are fully and unconditionally guaranteed by NFS. Distributions on the Preferred Securities are cumulative and payable quarterly.

NFS made interest payments on long-term debt of $89,202, $65,282 and $46,782 in 2003, 2002 and 2001, respectively.

(3) Related Party Transactions

On December 19, 2001 NFS purchased a 7.50%, $300.0 million surplus note from NLIC, maturing on December 17, 2031. NFS is scheduled to receive interest semi-annually on June 17 and December 17 of each year commencing June 17, 2002.

On June 27, 2002, NFS purchased an 8.15% $300.0 million surplus note from NLIC, maturing on June 27, 2032. NFS is scheduled to receive interest payments on April 15 and October 15 of each year commencing October 15, 2002.

On December 23, 2003, NFS purchased a 6.75% $100.0 million surplus note from NLIC, maturing on December 23, 2033. NFS is scheduled to make receive payments on July 15 and January 15 of each year commencing July 15, 2004.

Principal and interest payments are subject to prior approval by the superintendent of insurance of the State of Ohio.

In connection with the demutualization of Provident certain Nationwide Provident benefit plans that hold investments in group annuity contracts issued by Nationwide Provident received 1,071,721 shares of NFS Class A common stock, all of which had been sold as of December 31, 2003.

See note 19 to the consolidated financial statements of NFS and subsidiaries, which is included elsewhere in this report, for a discussion of other related party transactions.

See accompanying independent auditors’ report.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION (in millions)

As of December 31, 2003, 2002 and 2001 and for each of the years then ended (in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Year: Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue
2003: Individual Annuity	$2,052.1	$16,739.2			$93.4
Institutional Products	303.3	15,286.3			-
Life Insurance	1,223.3	7,638.9			332.8
Corporate	(248.8)	324.0			-

Total	$3,329.9	$39,988.4			$426.2

2002: Individual Annuity	$1,885.6	$14,184.2			$69.4
Institutional Products	305.3	14,289.9			-
Life Insurance	1,144.0	7,387.8			232.9
Corporate	(308.0)	412.4			-

Total	$3,026.9	$36,274.3			$302.3

2001: Individual Annuity	$1,976.6	$9,132.8			$60.9
Institutional Products	309.8	11,872.7			-
Life Insurance	1,022.2	4,252.3			190.2
Corporate	(94.9)	233.8			-

Total	$3,213.7	$25,491.6			$251.1

Column A	Column G	Column H	Column I	Column J	Column K
Year: Segment	Net investment income[2]	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Premiums written
2003: Individual Annuity	$888.7	$803.6	$233.2	$194.6
Institutional Products	810.2	528.0	45.7	302.3
Life Insurance	462.6	720.2	120.6	257.8
Corporate	71.9	-	-	69.0

Total	$2,233.4	$2,051.8	$399.5	$823.7

2002: Individual Annuity	702.3	630.9	531.7	188.0
Institutional Products	807.0	556.0	53.7	262.8
Life Insurance	361.7	527.2	92.7	185.4
Corporate	47.8	-	-	33.9

Total	$1,918.8	$1,714.1	$678.1	$670.1

2001: Individual Annuity	543.9	511.4	220.2	142.9
Institutional Products	847.8	627.8	47.6	241.0
Life Insurance	323.3	431.1	80.3	133.7
Corporate	21.8	-	-	11.4

Total	$1,736.8	$1,570.3	$348.1	$529.0

[1]	Unearned premiums and other policy claims and benefits payable are included in Column C amounts.
[2]	Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

See accompanying independent auditors’ report.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SCHEDULE IV

REINSURANCE (in millions)

As of December 31, 2003, 2002 and 2001 and for each of the years then ended (in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2003
Life insurance in-force	$170,607.5	$61,450.5	$295.7	$109,452.7	0.3%

Premiums:
Life insurance [1]	$463.8	$38.1	$0.7	$426.4	0.2%
Accident and health insurance	295.5	296.7	3.4	2.2	154.5%

Total	$759.3	$334.8	$4.1	$428.6	1.0%

2002
Life insurance in-force	$163,877.2	$58,180.5	$98.0	$105,794.7	0.1%

Premiums:
Life insurance [1]	$323.2	$21.4	$0.5	$302.3	0.2%
Accident and health insurance	305.8	308.3	3.2	0.7	457.1%

Total	$629.0	$329.7	$3.7	$303.0	1.2%

2001
Life insurance in-force	$107,765.8	$37,331.3	$17.1	$70,451.6	0.0%

Premiums:
Life insurance [1]	$264.9	$14.0	$0.2	$251.1	0.1%
Accident and health insurance	176.4	182.2	5.8	-	N/A

Total	$441.3	$196.2	$6.0	$251.1	2.4%

[1]	The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.

See accompanying independent auditors’ report.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS (in millions)

Years ended December 31, 2003, 2002 and 2001 (in millions)

Column A	Column B	Column C			Column D	Column E
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged to other accounts		Deductions[1]	Balance at end of period
2003
Valuation allowances — mortgage loans on real estate	$51.0	$(18.6)	$-		$-	$32.4
Valuation allowances — real estate	-	-	-		-	-

Total	$51.0	$(18.6)	$-		$-	$32.4

2002
Valuation allowances — mortgage loans on real estate	$42.9	$1.5	$7.2	[2]	$0.6	$51.0
Valuation allowances — real estate	-	-	-		-	-

Total	$42.9	$1.5	$7.2		$0.6	$51.0

2001
Valuation allowances — mortgage loans on real estate	$45.3	$(1.2)	$-		$1.2	$42.9
Valuation allowances — real estate	5.2	-	-		5.2	-

Total	$50.5	$(1.2)	$-		$6.4	$42.9

[1]	Amounts represent direct write-downs charged against the valuation allowance.
[2]	Amount represents allowance on acquired mortgage loans.

See accompanying independent auditors’ report.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES