Form 10-Q
period 2004-03-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2004-05-07
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

The number of shares outstanding of each of the registrant’s classes of common stock on April 30, 2004 was as follows:

CLASS A COMMON STOCK (par value $0.01 per share) 65,728,759 shares issued and 56,417,567 shares outstanding

CLASS B COMMON STOCK (par value $0.01 per share) 95,633,767 shares issued and outstanding

(Title of Class)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I – FINANCIAL INFORMATION

ITEM 1	Unaudited Consolidated Financial Statements

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three months ended March 31,
	2004	2003
Revenues:
Policy charges	$306.1	$274.5
Life insurance premiums	96.7	111.0
Net investment income	568.5	547.0
Net realized losses on investments, hedging instruments and hedged items	(13.5)	(49.0)
Other	69.2	54.8

Total revenues	1,027.0	938.3

Benefits and expenses:
Interest credited to policyholder account values	335.2	346.7
Other benefits and claims	130.1	154.0
Policyholder dividends on participating policies	22.2	26.4
Amortization of deferred policy acquisition costs	111.1	83.8
Amortization of value of business acquired	12.5	10.6
Interest expense on debt	25.4	22.7
Other operating expenses	225.2	204.9

Total benefits and expenses	861.7	849.1

Income from continuing operations before federal income tax expense	165.3	89.2
Federal income tax expense	42.3	17.2

Income from continuing operations	123.0	72.0
Cumulative effect of adoption of accounting principle, net of tax	(3.4)	—

Net income	$119.6	$72.0

Net income per common share:
Basic	$0.79	$0.47
Diluted	$0.78	$0.47
Weighted average common shares outstanding:
Basic	152.0	151.8
Diluted	152.9	151.9

See accompanying notes to unaudited consolidated financial statements, including note 9 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $29,805.0 in 2004; $29,562.9 in 2003)	$31,465.0	$30,787.1
Equity securities (cost $103.6 in 2004; $117.0 in 2003)	115.4	128.7
Trading assets, at fair value	4.9	4.9
Mortgage loans on real estate, net	9,318.3	8,964.7
Real estate, net	116.6	123.4
Policy loans	961.8	963.2
Other long-term investments	458.3	194.6
Short-term investments, including amounts managed by a related party	1,696.1	1,970.3

Total investments	44,136.4	43,136.9
Cash	32.6	11.5
Accrued investment income	447.2	439.6
Deferred policy acquisition costs	3,255.4	3,329.9
Value of business acquired	500.3	523.0
Other intangible assets	52.1	52.3
Goodwill	406.4	406.7
Other assets	2,187.1	2,189.8
Assets held in separate accounts	62,313.1	60,937.6

Total assets	$113,330.6	$111,027.3

Liabilities and Shareholders’ Equity
Future policy benefits and claims	$40,091.8	$39,988.4
Short-term debt	301.7	205.3
Long-term debt	1,405.7	1,405.6
Other liabilities	4,087.1	3,615.0
Liabilities related to separate accounts	62,313.1	60,937.6

Total liabilities	108,199.4	106,151.9

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 50.0 shares; no shares issued and outstanding	—	—
Class A common stock, $0.01 par value. Authorized 750.0 shares, 65.7 and 65.5 shares issued and 56.4 and 56.3 shares outstanding, respectively	0.6	0.6
Class B common stock, $0.01 par value. Authorized 750.0 shares, 95.6 shares issued and outstanding	1.0	1.0
Additional paid-in capital	1,620.6	1,614.3
Retained earnings	3,099.8	3,006.4
Accumulated other comprehensive income	663.8	504.9
Treasury stock	(250.9)	(247.6)
Other, net	(3.7)	(4.2)

Total shareholders’ equity	5,131.2	4,875.4

Total liabilities and shareholders’ equity	$113,330.6	$111,027.3

See accompanying notes to unaudited consolidated financial statements, including note 9 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

Three Months Ended March 31, 2004 and 2003

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Other, net	Total shareholders’ equity
Balance as of January 1, 2003	$0.6	$1.0	$1,606.8	$2,688.4	$400.3	$(245.1)	$(8.7)	$4,443.3
Comprehensive income:
Net income	—	—	—	72.0	—	—	—	72.0
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	—	43.5	—	—	43.5
Accumulated net gains on cash flow hedges, net of tax	—	—	—	—	0.1	—	—	0.1

Total comprehensive income								115.6

Cash dividends declared	—	—	—	(19.7)	—	—	—	(19.7)
Other, net	—	—	(0.1)	(0.1)	—	(2.6)	1.3	(1.5)

Balance as of March 31, 2003	$0.6	$1.0	$1,606.7	$2,740.6	$443.9	$(247.7)	$(7.4)	$4,537.7

Balance as of January 1, 2004	$0.6	$1.0	$1,614.3	$3,006.4	$504.9	$(247.6)	$(4.2)	$4,875.4
Comprehensive income:
Net income	—	—	—	119.6	—	—	—	119.6
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	—	153.9	—	—	153.9
Accumulated net gains on cash flow hedges, net of tax	—	—	—	—	5.0	—	—	5.0

Total comprehensive income								278.5

Cash dividends declared	—	—	—	(26.3)	—	—	—	(26.3)
Other, net	—	—	6.3	0.1	—	(3.3)	0.5	3.6

Balance as of March 31, 2004	$0.6	$1.0	$1,620.6	$3,099.8	$663.8	$(250.9)	$(3.7)	$5,131.2

See accompanying notes to unaudited consolidated financial statements, including note 9 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

Three Months Ended March 31, 2004 and 2003

(in millions)

	2004	2003
Cash flows from operating activities:
Net income	$119.6	$72.0
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to policyholder account values	335.2	344.0
Capitalization of deferred policy acquisition costs	(156.9)	(191.5)
Amortization of deferred policy acquisition costs	111.1	83.8
Amortization and depreciation	40.5	36.2
Realized losses on investments, hedging instruments and hedged items	13.5	53.3
Increase in accrued investment income	(7.6)	(36.4)
Increase in other assets	(9.0)	(355.3)
Increase (decrease) in policy liabilities	89.5	(122.5)
Increase in other liabilities	432.3	242.0
Other, net	(8.0)	13.1

Net cash provided by operating activities	960.2	138.7

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	1,008.7	1,064.3
Proceeds from sale of securities available-for-sale	222.3	582.9
Proceeds from repayments of mortgage loans on real estate	355.5	203.9
Proceeds from sale of real estate	3.5	8.1
Proceeds from repayments of policy loans and sale of other invested assets	39.9	16.4
Cost of securities available-for-sale acquired	(1,415.1)	(3,541.7)
Cost of mortgage loans on real estate acquired	(602.1)	(223.8)
Cost of real estate acquired	(0.4)	(0.6)
Short-term investments, net	277.0	(1,300.4)
Collateral (paid) received – securities lending, net	(77.3)	1,391.4
Other, net	(389.0)	(77.3)

Net cash used in investing activities	(577.0)	(1,876.8)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	(1.4)	197.3
Net change in short-term debt	96.4	0.9
Cash dividends paid	(19.8)	(19.7)
Increase in investment and universal life insurance product account values	1,283.4	1,683.8
Decrease in investment and universal life insurance product account values	(1,723.7)	(106.1)
Other, net	3.0	(2.8)

Net cash (used in) provided by financing activities	(362.1)	1,753.4

Net increase in cash	21.1	15.3
Cash, beginning of period	11.5	21.7

Cash, end of period	$32.6	$37.0

See accompanying notes to unaudited consolidated financial statements, including note 9 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

Three Months Ended March 31, 2004

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries (NFS or collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which differ from statutory accounting practices prescribed or permitted by regulatory authorities, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature), which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K.

(2)	Stock Compensation

The Company sponsors the Second Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) covering selected officers, directors, employees and agents of the Company and certain of its affiliates. The LTEP provides for the grant of any or all of the following types of awards: (i) stock options for shares of Class A common stock; (ii) stock appreciation rights (SARs), either in tandem with stock options or freestanding; (iii) restricted stock; and (iv) performance awards. Under the LTEP, no awards may be granted after December 11, 2006. The number of shares of Class A common stock that may be issued under the LTEP, or as to which SARs or other awards may be granted, currently may not exceed 20.1 million.

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under APB 25, because the stock option awards qualify as fixed awards and because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS 123, which require the fair value of the options granted to be recorded as expense over the vesting period, are presented below.

Stock options granted under the LTEP in 2004 and 2003 have ten-year terms. For the substantial majority of stock options granted under the LTEP, one third of the options vest and become fully exercisable at the end of each of three years of continued employment or upon retirement. The Company’s stock option activity and related information for the periods indicated is summarized below:

	Three Months Ended March 31, 2004		Year Ended December 31, 2003
	Options on Class A common stock	Weighted average exercise price	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	8,315,880	$33.42	5,786,902	$38.37
Granted	931,825	38.00	2,902,957	23.41
Exercised	(220,225)	25.80	(94,485)	25.40
Cancelled	(102,356)	31.76	(279,494)	34.53

Outstanding, end of period	8,925,124	$34.11	8,315,880	$33.42

Exercisable, end of period	5,300,413	$35.59	4,168,940	$37.42

Weighted average fair value of options granted during the period		$10.54		$7.82

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2004:

	Options outstanding			Options currently exercisable
Range of exercise prices	Number	Weighted average remaining contractual lives	Weighted average exercise price	Number	Weighted average exercise price
$22.10 – $32.75	4,184,361	7.98	$24.68	2,257,890	$25.44
$35.75 – $48.13	4,740,763	7.18	$42.43	3,042,523	$43.12

The fair values of the stock options are estimated on the dates of grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used for the periods indicated:

	Three months ended March 31,
	2004	2003
Risk free interest rate	3.10%	2.62%
Dividend yield	2.01%	2.19%
Volatility factor	0.3134	0.4276
Weighted average expected option life	5.5 Years	5 Years

Had the compensation cost for the employee stock options been determined in accordance with the fair value based accounting method provided by SFAS 123, net income and net income per common share for the periods indicated would have been as follows:

	Three months ended March 31,
(in millions, except per share amounts)	2004	2003
As reported:
Net income	$119.6	$72.0
Basic earnings per common share	$0.79	$0.47
Diluted earnings per common share	$0.78	$0.47

Pro forma:
Net income	$116.2	$67.5
Basic earnings per common share	$0.76	$0.44
Diluted earnings per common share	$0.76	$0.44

(3)	Recently Issued Accounting Pronouncements

Effective December 31, 2003, the Company adopted the disclosure requirements of Emerging Issues Task Force (EITF) Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Under the consensus, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are accounted for as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the unrealized holdings in order to provide additional information that the Company considered in concluding that the unrealized losses were not other-than-temporary. In addition, in March 2004 the EITF reached consensus on additional guidance concerning the identification of and accounting for other-than-temporary impairments and the disclosures required for cost method investments. The Company will apply the additional guidance concerning other-than-temporary impairments during its third quarter beginning July 1, 2004, which is not expected to have a material impact on the Company’s financial position and results of operations. Beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2004, the Company will make the required disclosures for cost method investments.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88 and 106 (SFAS 132R). SFAS 132R provides revised disclosure guidance for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans under existing guidance. Disclosures previously required under SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which was replaced by SFAS 132R, were retained. In addition, SFAS 132R requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit pension plans. See note 12 for required disclosures. The Company adopted SFAS 132R effective December 31, 2003, except for the provisions relating to disclosures about estimated benefit payments, which are expected to be adopted in the second quarter of 2004, as permitted by SFAS 132R.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46). Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), states that consolidation is usually necessary when a company has a “controlling financial interest” in another company, a condition most commonly achieved via ownership of a majority voting interest. FIN 46 clarifies the application of ARB 51 to certain “variable interest entities” (VIEs) where: (i) the equity investors are not empowered to make sufficient decisions about the entity’s operations, or do not receive expected returns or absorb expected losses commensurate with their equity ownership; or (ii) the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. VIEs are consolidated by their primary beneficiary, which is a party having a majority of the entity’s expected losses, expected residual returns, or both. A company holding a significant variable interest in a VIE but not deemed the primary beneficiary is subject to certain disclosure requirements specified by FIN 46. FIN 46 applies to entities formed after January 31, 2003. In October 2003, the FASB delayed the implementation date of FIN 46 for VIEs acquired prior to January 31, 2003 to interim periods ending after December 15, 2003, with earlier adoption permitted.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46R), which required all public companies to apply the provisions of FIN 46 or FIN 46R to special purpose entities created prior to February 1, 2003. Once adopted by an entity, FIN 46R replaces FIN 46. Public companies, including the Company, at a minimum, were required to apply the unmodified provisions of FIN 46 to entities that were considered “special purpose entities” in practice and under applicable FASB pronouncements or guidance by the end of the first reporting period ending after December 15, 2003. Companies were permitted to apply either FIN 46 or FIN 46R to special purpose entities at the initial effective date on an entity-by-entity basis.

The Company’s only special purpose entity VIEs where the Company is the primary beneficiary are the trusts that were established in connection with the issuance of mandatorily redeemable capital and preferred securities. The Company elected to adopt FIN 46R as it relates to these trusts effective December 31, 2003. The Company is not the primary beneficiary of these trusts; therefore, the Company has deconsolidated such trusts as of December 31, 2003. The Company adopted the remaining provisions of FIN 46R effective January 1, 2004. See note 11 for further discussion.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses many topics. The most significant topic to the Company is the accounting for contracts with guaranteed minimum death benefits (GMDB). SOP 03-1 requires companies to evaluate the significance of the GMDB benefit to determine whether the contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options, and sales inducements to contract holders. The Company adopted SOP 03-1 on January 1, 2004, which resulted in a $3.4 million charge, net of tax, as the cumulative effect of adoption of this accounting principle.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the components of cumulative effect adjustments recorded in the 2004 consolidated statement of income:

(in millions)	January 1, 2004
Increase in future policy benefits - ratchet interest crediting	$(12.3)
Increase in future policy benefits - secondary guarantees - life insurance	(2.4)
Increase in future policy benefits - GMDB claim reserves	(2.0)
Increase in future policy benefits - Guaranteed Minimum Income Benefits (GMIB) claim reserves	(0.4)
Adjustment to amortization of deferred acquisition costs related to above	11.9
Deferred federal income taxes	1.8

Cumulative effect of adoption of accounting principle, net of tax	$(3.4)

(4)	Earnings Per Share

Basic earnings per share represent the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share represent the amount of earnings for the period available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options, if dilutive.

The calculations of basic and diluted earnings per share were as follows:

	Three months ended March 31,
	2004			2003
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Income from continuing operations before cumulative effect of adoption of accounting principle	$123.0	$0.81	$0.80	$72.0	$0.47	$0.47
Cumulative effect of adoption of accounting principle, net of tax	(3.4)	(0.02)	(0.02)	—	—	—

Basic and diluted net income	$119.6	$0.79	$0.78	$72.0	$0.47	$0.47

Weighted average common shares outstanding – basic	152.0			151.8
Dilutive effect of stock options	0.9			0.1

Weighted average common shares outstanding – diluted	152.9			151.9

(5)	Variable Annuity Contracts

The Company issues traditional variable annuity contracts through its separate accounts, for which investment income and gains and losses on investments accrue directly to, and investment risk is borne by, the contract holder. The Company also issues non-traditional variable annuity contracts in which the Company provides various forms of guarantees to benefit the related contract holders. There are three primary guarantee types that are provided under non-traditional variable annuity contracts: (1) GMDB; (2) Guaranteed Minimum Accumulation Benefits (GMAB); and (3) GMIB.

The GMDB provides a specified minimum return upon death. Many, but not all of these death benefits are spousal, whereby a death benefit will be paid upon death of the first spouse and the survivor has the option to terminate the contract or continue it and have the death benefit paid into the contract and a second death benefit paid upon the survivor’s death. The Company offers six primary GMDB types:

•

Return of premium – provides the greater of account value or total deposits made to the contract less any partial withdrawals and assessments, which is referred to as “net premiums.” There are two variations of this benefit. In

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

general, there is no lock in age for this benefit. However, for some contracts the GMDB reverts to the account value at a specified age, typically age 75.

•	Reset – provides the greater of a return of premium death benefit or the most recent five-year anniversary (prior to lock in age) account value adjusted for withdrawals. For most contracts, this GMDB locks in at age 86 or 90, and for others the GMDB reverts to the account value at age 75, 85, 86 or 90.

•	Ratchet – provides the greater of a return of premium death benefit or the highest specified “anniversary” account value (prior to age 86) adjusted for withdrawals. Currently, there are three versions of ratchet, with the difference being based on the definition of anniversary: monthaversary - evaluated monthly; annual - evaluated annually; and five-year - evaluated every fifth year.

•	Rollup – provides the greater of a return of premium death benefit or premiums adjusted for withdrawals accumulated at generally 5% simple interest up to the earlier of age 86, or 200% of adjusted premiums. There are two variations of this benefit. For certain contracts, this GMDB locks in at age 86, and for others the GMDB reverts to the account value at age 75.

•	Combo –provides the greater of annual ratchet death benefit or rollup death benefit. This benefit locks in at either age 81 or 86.

•	Earnings enhancement – provides an enhancement to the death benefit that is a specified percentage of the adjusted earnings accumulated on the contract at the date of death. There are two versions of this benefit: (1) the benefit expires at age 86, and a credit of 4% of account value is deposited into the contract; and (2) the benefit does not have an end age, but has a cap on the payout and is paid upon the first death in a spousal situation. Both benefits have age limitations. This benefit is paid in addition to any other death benefits paid under the contract.

The GMAB is a living benefit that provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contract holder at the issuance of the variable annuity contract. In some cases, the contract holder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. In general, the GMAB requires a minimum allocation to guaranteed term options (GTOs) or adherence to limitations required by an approved asset allocation strategy.

The GMIB is a living benefit that provides the contract holder with a guaranteed annuitization value. The GMIB types are:

•	Ratchet – provides an annuitization value equal to the greater of account value, net premiums or the highest one-year anniversary account value (prior to age 86) adjusted for withdrawals.

•	Rollup – provides an annuitization value equal to the greater of account value and premiums adjusted for withdrawals accumulated at 5% compound interest up to the earlier of age 86 or 200% of adjusted premiums.

•	Combo – provides an annuitization value equal to the greater of account value, ratchet GMIB benefit or rollup GMIB benefit.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

Following is a summary of the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of the periods indicated:

	March 31, 2004			December 31, 2003
(in millions)	Account value	Net amount at risk[1]	Wtd. Avg. attained age	Account value	Net amount at risk[1]	Wtd. Avg. attained age
GMDB:
Return of premium	$9,813.9	$170.1	56	$9,764.5	$199.8	56
Reset	17,998.3	496.3	61	17,834.0	579.6	61
Ratchet	8,917.4	132.2	64	8,433.7	147.8	63
Roll-up	721.0	21.2	68	725.7	22.3	68
Combo	2,303.8	39.3	67	2,128.7	39.6	67

Subtotal	39,754.4	859.1	61	38,886.6	989.1	61
Earnings enhancement	263.7	11.3	60	314.1	10.9	59

Total - GMDB	$40,018.1	$870.4	61	$39,200.7	$1,000.0	61

GMAB:
5 Year	$152.0	$0.1	n/a	$79.9	$0.1	n/a
7 Year	227.8	0.2	n/a	125.5	0.5	n/a
10 Year	105.6	0.2	n/a	43.4	0.1	n/a

Total - GMAB	$485.4	$0.5	n/a	$248.8	$0.7	n/a

GMIB[2]:
Ratchet	$423.4	$—	n/a	$416.6	$—	n/a
Roll-up	1,150.3	—	n/a	1,131.9	—	n/a
Combo	1.1	—	n/a	1.1	—	n/a

Total - GMIB	$1,574.8	$—	n/a	$1,549.6	$—	n/a

[1]	Net amount at risk is calculated on a seriatum basis and represents the greater of the respective guaranteed benefit less the account value and zero. As it relates to GMIB, net amount at risk is calculated as if all policies were eligible to annuitize immediately, although all GMIB options have a waiting period of at least 7 years from issuance, with the earliest annuitizations beginning in 2005.

[2]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no net GMIB exposure.

Following is a roll forward of the liabilities for guarantees on variable annuity contracts reflected in the general account for the quarter ended March 31, 2004 and the year ended December 31, 2003:

(in millions)	GMDB	GMAB	GMIB	Total
Balance as of December 31, 2002	$13.7	$—	$—	$13.7
New business acquired	—	4.7	—	4.7
Change in fair value	30.0	(0.4)	—	29.6
Paid guarantee benefits, net of reinsurance	(21.9)	—	—	(21.9)

Balance as of December 31, 2003	21.8	4.3	—	26.1
New business acquired	—	6.6	—	6.6
Change in fair value	10.3	0.8	—	11.1
Paid guarantee benefits, net of reinsurance	(6.7)	—	—	(6.7)

Balance as of March 31, 2004	$25.4	$11.7	$—	$37.1

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

Account balances of contracts with guarantees were invested in separate accounts as follows as of the dates indicated:

(in millions)	March 31, 2004	December 31, 2003
Bond mutual funds	$4,592.7	$4,640.5
Domestic equity mutual funds	26,127.7	25,269.6
International equity mutual funds	1,738.7	1,585.4
Money market funds	1,698.3	1,715.5

Total	$34,157.4	$33,211.0

Under SOP 03-1, the Company’s GMDB claim reserves are determined by estimating the expected value of death benefits on contracts that trigger a policy benefit and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company will regularly evaluate estimates used and will adjust the additional liability balance as appropriate, with a related charge or credit to other benefits and claims in the period of evaluation if actual experience or other evidence suggests that earlier assumptions should be revised.

The following assumptions and methodology were used to determine the GMDB claim reserves as of March 31, 2004 and December 31, 2003:

•	Data used was based on a combination of historical numbers and future projections involving 250 stochastically generated economic scenarios

•	Mean gross equity performance of 8.1%

•	Equity volatility of 18.7%

•	Mortality – 100% of Annuity 2000 table

•	Asset fees – equivalent to mutual fund and product loads

•	Discount rate of 8.0%

Lapse rate assumptions vary by duration as shown below:

Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	4.50%	5.50%	6.50%	8.50%	10.50%	10.50%	10.50%	17.50%	17.50%	17.50%
Maximum	4.50%	8.50%	11.50%	17.50%	22.50%	22.50%	22.50%	22.50%	22.50%	19.50%

GMABs are considered derivatives under SFAS 133 resulting in the related liabilities being recognized at fair value, with changes in fair value reported in earnings and, therefore, excluded from the SOP 03-1 claim reserves.

The GMIB claim reserves are determined each period by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance as appropriate, with a related charge or credit to other benefits and claims in the period of evaluation if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in calculating the GMIB claim reserves are consistent with those used for calculating the GMDB claim reserves. In addition, the calculation of the GMIB claim reserves assumes utilization ranges from a low of 3% when the contract holder’s annuitization value is 10% in the money to 100% utilization when the contract holder is 90% in the money.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

(6)	Comprehensive Income

Comprehensive income includes net income as well as certain items that are reported directly within separate components of shareholders’ equity that bypass net income. Other comprehensive income is comprised of net unrealized gains on securities available-for-sale adjusted for the related impacts on DAC, VOBA, future policy benefits and claims, policyholder dividend obligation, and accumulated net gains on cash flow hedges, all net of tax. The related before and after federal income tax amounts for the periods indicated were as follows:

	Three months ended March 31,
(in millions)	2004	2003
Net unrealized gains on securities available-for-sale arising during the period:
Gross	$441.7	$65.1
Adjustment to deferred policy acquisition costs	(132.3)	(23.4)
Adjustment to value of business acquired	(11.0)	(17.3)
Adjustment to future policy benefits and claims	(35.1)	(11.6)
Adjustment to policyholder dividend obligation	(18.7)	—
Related federal income tax expense	(85.6)	(4.5)

Net unrealized gains	159.0	8.3

Reclassification adjustment for net (gains) losses on securities available-for-sale realized during the period:
Gross	(7.9)	54.2
Related federal income tax benefit	2.8	(19.0)

Net reclassification adjustment	(5.1)	35.2

Other comprehensive income on securities available-for-sale	153.9	43.5

Net gains on cash flow hedges:
Gross	7.7	0.1
Related federal income tax expense	(2.7)	—

Other comprehensive income on cash flow hedges	5.0	0.1

Total other comprehensive income	$158.9	$43.6

Reclassification adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the first three months of 2004 and 2003 and, therefore, were not provided.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

(7)	Segment Disclosures

Management of the Company views its business primarily based on the underlying products, and this is the basis used for defining its reportable segments. The Company reports three product segments: Individual Annuity, Institutional Products and Life Insurance. The primary segment profitability measure that management uses is pre-tax operating earnings, which are calculated by adjusting income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles, if any, to exclude net realized gains and losses on investments, hedging instruments and hedged items, except for periodic net coupon settlements on non-qualifying derivatives and realized gains and losses related to securitizations, if any.

The Individual Annuity segment consists of individual The BEST of AMERICA and private label deferred variable annuity products, Nationwide Provident individual annuity products, deferred fixed annuity products and income products. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

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

The Life Insurance segment consists of investment life products, including individual variable life and corporate-owned life insurance (COLI) products, traditional life insurance products, universal life insurance and the results of TBG Insurance Services Corporation (TBG Financial). Also included in this segment are Nationwide Provident life products, primarily variable life. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

In addition to the product segments, the Company reports a Corporate segment. The Corporate segment includes net investment income not allocated to the three product segments, periodic net coupon settlements on non-qualifying derivatives, unallocated expenses, advisory services program revenues and expenses, interest expense on debt, and revenue and expenses of the Company’s non-insurance subsidiaries not reported within the three product segments.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the financial results of the Company’s business segments for the three months ended March 31, 2004 and 2003:

(in millions)	Individual Annuity	Institutional Products	Life Insurance	Corporate	Total
2004
Net investment income	$232.3	$197.5	$117.0	$21.7	$568.5
Other operating revenue	147.3	88.6	221.3	17.8	475.0
Net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	(16.5)	(16.5)

Total revenues	379.6	286.1	338.3	23.0	1,027.0

Interest credited to policyholder account values	160.3	126.7	47.1	1.1	335.2
Amortization of deferred policy acquisition costs	74.6	9.7	26.8	—	111.1
Amortization of value of business acquired	2.2	1.1	9.2	—	12.5
Interest expense on debt	—	—	—	25.4	25.4
Other benefits and expenses	81.0	81.7	194.5	20.3	377.5

Total benefits and expenses	318.1	219.2	277.6	46.8	861.7

Income (loss) from continuing operations before federal income tax expense	61.5	66.9	60.7	(23.8)	$165.3

Net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	16.5

Pre-tax operating earnings (loss)	$61.5	$66.9	$60.7	$(7.3)

Assets as of period end	$53,740.5	$35,764.1	$16,548.4	$7,277.6	$113,330.6

2003
Net investment income	$214.6	$203.3	$114.5	$14.6	$547.0
Other operating revenue	131.7	69.4	228.6	14.9	444.6
Net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	(53.3)	(53.3)

Total revenues	346.3	272.7	343.1	(23.8)	938.3

Interest credited to policyholder account values	160.7	135.3	48.0	2.7	346.7
Amortization of deferred policy acquisition costs	46.6	11.7	25.5	—	83.8
Amortization of value of business acquired	2.4	0.5	7.6	0.1	10.6
Interest expense on debt	—	—	—	22.7	22.7
Other benefits and expenses	98.7	75.1	198.8	12.7	385.3

Total benefits and expenses	308.4	222.6	279.9	38.2	849.1

Income (loss) from continuing operations before federal income tax expense	37.9	50.1	63.2	(62.0)	$89.2

Net realized losses on investments, hedging instruments and hedged items [1]	—	—	—	53.3

Pre-tax operating earnings (loss)	$37.9	$50.1	$63.2	$(8.7)

Assets as of period end	$44,108.7	$31,881.5	$14,372.1	$7,504.0	$97,866.3

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

(8)	Contingencies

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

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 6, 2001 to include class action allegations, and have subsequently amended their complaint twice. As amended, in the current complaint, the plaintiffs seek to represent a class of ERISA qualified retirement plans that purchased variable annuities from NLIC. Plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts, and that the Company acquired and breached ERISA fiduciary duties by accepting service payments from certain mutual funds that allegedly consisted of or diminished those ERISA plan assets. The complaint seeks disgorgement of some or all of the fees allegedly received by the Company and other unspecified relief for restitution, along with declaratory and injunctive relief and attorneys’ fees. On December 3, 2001, the plaintiffs filed a motion for class certification. Plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On January 30, 2004, the Company filed a Revised Memorandum in Support of Summary Judgment, and a Motion Requesting that the Court Decide Summary Judgment before Class Certification. Plaintiffs have opposed that motion. The Company intends to defend this lawsuit vigorously.

On May 1, 2003, a class action lawsuit was filed against NLIC in the United States District Court for the Eastern District of Louisiana, entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The complaint alleges that in 2001, plaintiff Edward Miller purchased three group modified single premium variable annuities issued by Nationwide Life Insurance Company (NLIC). Plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contracts that contract holders could transfer assets without charge among the various funds available through the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. Plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. Plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar contracts issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. NLIC’s motion to dismiss the complaint was granted by the Court on October 28, 2003. Plaintiff has appealed that dismissal to the United Stated Court of Appeals for the Fifth Circuit. NLIC intends to defend this lawsuit vigorously.

On October 31, 2003, a lawsuit seeking class action status was filed against NLIC in Arizona federal court by plaintiff Robert Helman (Robert Helman et al v. Nationwide Life Insurance Company et al). The suit challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or Nationwide Life and Annuity Insurance Company (NLAIC) which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. This lawsuit is in a very preliminary stage, and the Company is evaluating its merits. NLIC intends to defend this lawsuit vigorously.

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. Plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation, (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

Financial Services, Inc. and W&R Insurance Agency, Inc., or with plaintiff’s contractual relationships with its variable policyholders, (3) civil conspiracy, and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, and costs and disbursements, including attorneys’ fees. The plaintiff seeks to have each defendant judged jointly and severally liable for all damages. This lawsuit is in a very preliminary stage, and the Company intends to defend it vigorously.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff purports to represent a class of persons in the United States who, through their ownership of a Nationwide annuity or insurance product, held units of any Nationwide sub-account invested in mutual funds which included foreign securities in their portfolios and which experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. Plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. The case is in a very preliminary stage, and NLIC intends to defend this case vigorously.

On October 9, 2003, Nationwide Life Insurance Company of America (NLICA) was named as one of twenty-six defendants in a lawsuit filed in the United States District Court for the Middle District of Pennsylvania entitled Steven L. Flood, Luzerne County Controller and the Luzerne County Retirement Board on behalf of the Luzerne County Employee Retirement System v. Thomas A. Makowski, Esq., et al. NLICA is a defendant as successor in interest to Provident, which is alleged to have entered into four agreements to manage assets and investments of the Luzerne County Employee Retirement System (the Plan). In their complaint, the plaintiffs allege that NLICA aided and abetted certain other defendants in breaching their fiduciary duties to the Plan. Plaintiffs also allege that NLICA violated the Federal Racketeer Influenced and Corrupt Organizations Act by engaging in and conspiring to engage in an improper scheme to mismanage funds in order to collect excessive fees and commissions and that NLICA was unjustly enriched by the allegedly excessive fees and commissions. The complaint seeks treble compensatory damages, punitive damages, a full accounting, imposition of a constructive trust on all funds paid by the Plan to all defendants, pre- and post-judgment interest, and costs and disbursements, including attorneys’ fees. The plaintiffs seek to have each defendant judged jointly and severally liable for all damages. NLICA, along with virtually every other defendant, has filed a motion to dismiss the complaint for failure to state a claim. The plaintiffs have filed their response to the motions to dismiss. NLICA intends to defend this lawsuit vigorously.

The financial services industry, including mutual fund, variable annuity and distribution companies has been the subject of increasing scrutiny by regulators, legislators and the media over the past year. Numerous regulatory agencies, including the Commission and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund companies on those issues. Investigations and enforcement actions have also been commenced, on a smaller scale, regarding the sales practices of mutual fund and variable annuity distributors. These legal proceedings are expected to continue in the future. These investigations and proceedings could result in legal precedents, as well as new industry-wide legislation, rules or regulations that could significantly affect the financial services industry, including variable annuity companies. The Company has been contacted by regulatory agencies for information relating to market timing, late trading and sales practices. The Company is cooperating with these regulatory agencies and is responding to those information requests.

There can be no assurance that any such litigation or regulatory actions will not have a material adverse effect on the Company in the future.

(9)	Related Party Transactions

The Company has entered into significant, recurring transactions and agreements with Nationwide Mutual Insurance Company (NMIC) and other affiliates as a part of its ongoing operations. The nature of the transactions and agreements include annuity and life insurance contracts, reinsurance agreements, cost sharing agreements, administration services, marketing agreements, office space leases, intercompany repurchase agreements, and cash management services. The transactions and agreements are described more fully in note 19 to the audited consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K. During 2004, there have been no material changes to the nature and terms of these transactions and agreements.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

Amounts on deposit with a related party in cash management for the benefit of the Company were $499.4 million and $761.4 million as of March 31, 2004 and December 31, 2003, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller will repurchase the securities at the original sales price plus interest. As of March 31, 2004, the Company had $36.9 million in borrowings outstanding from affiliated entities under such agreements and none at December 31, 2003. During the first quarters of 2004 and 2003, outstanding borrowings under such agreements did not exceed $48.3 million and $67.3 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these periods were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained with unaffiliated parties.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of March 31, 2004 and 2003, customer allocations to GGI funds totaled $16.26 billion and $12.68 billion, respectively. For the three months ended March 31, 2004, GGI paid the Company $12.7 million for the distribution and servicing of these funds, compared to $9.7 million a year ago. In addition, effective June 28, 2002, the Company entered into a renewable three-year Marketing and Support Services Agreement with GGI. Under this agreement, the Company receives quarterly fees of $1.0 million in exchange for certain specified marketing and support of GGI product offerings.

(10)	Securitization Transactions

To date, the Company has sold $328.5 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third-party investors ranging from 4.85% to 5.25% and as of March 31, 2004 held guarantee reserves totaling $3.3 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $876.9 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $4.3 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. During first quarter 2004 and 2003, $0.1 million and $1.8 million of stabilization collateral had been released into income, respectively.

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

(11)	Variable Interest Entities

As of March 31, 2004, the Company had relationships with ten VIEs where the Company is the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured products transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Tax Credit Funds to third-party investors where the Company provides guaranteed returns (see note 10). Effective January 1, 2004, the Company began applying the provisions of FIN 46R to these entities. FIN 46R did not require the restatement of any prior periods. Thus, the

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

Company applied the provisions of FIN 46R on a prospective basis only. As such, the results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities and related income in the accompanying consolidated financial statements.

The net assets of these VIEs totaled $259.2 million as of March 31, 2004. The most significant components of net assets were $95.3 million of mortgage loans on real estate, $274.8 million of other long-term investments, $31.2 million in other assets, $96.3 million of short-term debt and $83.3 million of other liabilities. The total exposure to loss on these VIEs where the Company may be the primary beneficiary is less than $0.1 million as of March 31, 2004.

For the mortgage loan VIE, to which the short-term debt relates, the creditors have no recourse against the Company in the event of default by the VIE.

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in a number of tax credit funds where the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 7 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in securitization transactions that qualify as VIEs, but for which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $49.2 million as of March 31, 2004.

(12)	Pension Plans and Postretirement Benefits Other than Pensions

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. FASB Staff Position FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, permits employers that sponsor postretirement benefit plans to defer accounting for the effects of the Act until the FASB issues guidance on how to account for the provisions of the Act. Specific authoritative guidance on accounting for the Act is pending. The issued guidance could require the plan sponsor to change previously reported information. The Company will defer recognition of the effects of the Act until the guidance is issued. Any measures of the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost (NPPBC) do not reflect the effects of the Act.

The components of net periodic pension cost for the pension plan as a whole for the periods indicated were as follows:

	Pension Benefits Three months ended March 31,
(in millions)	2004	2003
Service cost (benefits earned during the period)	$29.8	$26.0
Interest cost on projected benefit obligation	33.1	33.0
Expected return on plan assets	(40.5)	(39.2)
Recognized gains	1.1	—
Amortization of prior service cost	0.8	1.1
Amortization of unrecognized transition asset	(0.3)	(0.3)

Net periodic pension cost	$24.0	$20.6

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that the plan sponsor and all participating employers, including the Company, expected to contribute $130.0 million to the pension plan in 2004. Through March 31, 2004, $120.0 million had been contributed, including $24.3 million by the Company. The estimated contribution for the entire plan for the remainder of the year is $10.0 million.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

The components of NPPBC as a whole for the periods indicated were as follows:

	Postretirement Benefits Three months ended March 31,
(in millions)	2004	2003
Service cost (benefits attributed to employee service during the year)	$2.7	$2.5
Interest cost on accumulated postretirement benefit obligation	5.1	4.9
Expected return on plan assets	(2.1)	(2.0)
Net amortization and deferral	(2.1)	(2.5)

NPPBC	$3.6	$2.9

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that the plan sponsor and all participating employers, including the Company, expected to contribute $20.7 million to the postretirement benefit program in 2004. Through March 31, 2004, $4.0 million had been contributed, including $0.9 million by the Company. The estimated contribution for the entire plan for the remainder of the year is $16.7 million.

The components of net periodic pension cost for the pension plan of Nationwide Provident for the periods indicated were as follows:

	Pension Benefits Three months ended March 31,
(in millions)	2004	2003
Service cost (benefits attributed to employee service during the year)	$0.3	$0.4
Interest cost on accumulated postretirement benefit obligation	1.5	1.7
Expected return on plan assets	(2.2)	(2.3)

Net periodic pension cost	$(0.4)	$(0.2)

This	plan is overfunded. Thus, no contributions are anticipated for 2004.

(13)	Reclassification

Certain items in the 2003 unaudited consolidated financial statements and related footnotes have been reclassified to conform to the 2004 presentation.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The information included herein contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Nationwide Financial Services, Inc. and subsidiaries (NFS or collectively, the Company). These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among other, the following possibilities: (i) change in Nationwide’s control of the Company through its beneficial ownership of 94.4% of the combined voting power of all the outstanding common stock and 62.9% of the economic interest in the Company; (ii) the Company’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt service obligations and the applicable regulatory restrictions on the ability of the Company’s subsidiaries to pay such dividends; (iii) the potential impact on the Company’s reported net income that could result from the adoption of certain accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies; (iv) tax law changes impacting the tax treatment of life insurance and investment products; (v) repeal of the federal estate tax; (vi) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (vii) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, restrictions on mutual fund distribution payment arrangements such as revenue sharing and 12b-1 payments and regulation changes resulting from industry practice investigations; (viii) failure to expand distribution channels in order to obtain new customers or failure to retain existing customers; (ix) inability to carry out marketing and sales plans, including, among others, development of new products and/or changes to certain existing products and acceptance of the new and/or revised products in the market; (x) changes in interest rates and the equity markets causing a reduction of investment income and/or asset fees, an acceleration of the amortization of deferred policy acquisition costs (DAC) and/or value of business acquired (VOBA), reduction in the value of the Company’s investment portfolio or separate account assets, or a reduction in the demand for the Company’s products; (xi) general economic and business conditions which are less favorable than expected; (xii) competitive, regulatory or tax changes that affect the cost of, or demand for the Company’s products; (xiii) unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations; (xiv) deviations from assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts and in pricing the Company’s products; and (xv) adverse litigation results and/or resolution of litigation and/or arbitration.

Introduction

The following analysis of unaudited consolidated results of operations and financial condition of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

NFS is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies (Nationwide), including Nationwide Life Insurance Company of America (NLICA, or Nationwide Provident together with its subsidiaries). The Company is a leading provider of long-term savings and retirement products in the United States of America. The Company develops and sells a diverse range of products including individual annuities, private and public sector pension plans, other investment products sold to institutions, life insurance and advisory services. As a result of its initial public offering in March 1997 and subsequent stock related transactions since that date, including the issuance of 31.9 million shares in connection with the acquisition of Nationwide Provident, 37.0% of the economic interest in NFS is publicly owned, with the remainder owned by Nationwide Corporation (Nationwide Corp.), which is a majority-owned subsidiary of Nationwide Mutual Insurance Company (NMIC).

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

The most critical estimates include those used in determining DAC for investment products and universal life insurance products, VOBA, impairment losses on investments, valuation allowances for mortgage loans on real estate, federal income taxes, goodwill, and pension and other postretirement employee benefits.

Note 2 to the audited consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K provides a summary of significant accounting policies. Note 3 to the unaudited consolidated financial statements included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report provides a discussion of recently issued accounting pronouncements.

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

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges, less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in note 2(b) to the audited consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K.

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 8% growth per year. If actual net separate account performance varies from the 8% assumption, the Company assumes different performance levels over the next three years, such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s policy regarding the reversion to the mean process does not permit such returns to be negative or in excess of 15% during the three-year reversion period.

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

The Company evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters due to the magnitude of DAC balance related to the individual variable annuity business, the sensitivity of the calculation to minor changes in the underlying assumptions, and the related volatility that could result in the reported DAC balance without meaningful improvement in its reasonableness. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and the Company determines it is not reasonably possible to get back within this period of time, assumptions are required to be unlocked and the DAC would be recalculated using revised best estimate assumptions. Otherwise, DAC would not be unlocked to reflect updated assumptions. If DAC assumptions were unlocked and revised, the Company would continue to use the reversion to the mean process.

For other investment products and universal life insurance products, DAC is adjusted each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently in the consolidated statements of income.

Value of Business Acquired

As a result of the acquisition of Nationwide Provident in 2002 and the application of purchase accounting, the Company reports an intangible asset representing VOBA.

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

For those products amortized in relation to estimated gross profits, the most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 8%. If actual net separate account performance varies from the 8% assumption, the Company assumes different performance levels over the next three years, such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the VOBA models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s policy regarding the reversion to the mean process does not permit such returns to be below 0% or in excess of 15% during the three-year reversion period.

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

The VOBA asset related to investment products and universal life insurance products is also adjusted for the impact of net unrealized gains and losses on securities available-for-sale had such gains and losses been realized and allocated to the product lines, also as described in note 2(b) to the consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K, each year, the recoverability of VOBA is evaluated annually. If the evaluation indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business acquired, is insufficient to recover VOBA, the difference, if any, is charged to expense as accelerated amortization of VOBA.

Impairment Losses on Investments

Management regularly reviews each investment in its fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security’s fair value has been below amortized cost/cost, and by how much, specific credit issues and financial prospects related to the issuer, the

Company’s intent to hold or dispose of the securities, and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment.

Also, the Company estimates the cash flows over the life of purchased beneficial interests in securitized financial assets. If the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value based on current information and events, and if there has been an adverse change in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized and the purchased beneficial interest is written down to fair value.

Impairment losses are recorded on investments in long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

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

The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by the Company and reflects the Company’s best estimate of probable credit losses, including losses incurred at the balance sheet date but not yet identified by specific loan. The Company’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

Significant changes in the factors the Company considers in determining the valuation allowance on mortgage loans on real estate could result in a significant change in the provision for valuation allowance reported in the unaudited consolidated financial statements.

Federal Income Taxes

The Company provides for federal income taxes based on amounts the Company believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differ from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the unaudited consolidated financial statements.

Goodwill

In connection with acquisitions of operating entities, the Company recognizes as goodwill the excess of the purchase price over the fair value of the net assets acquired. In accordance with GAAP, goodwill is not amortized, but rather is evaluated for impairment periodically at the reporting unit level. The Company conducts annual goodwill impairment testing in the fourth quarter. In addition, at each reporting period, the underlying components of goodwill are evaluated to determine whether conditions exist which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made in determining the fair value of the reporting units. Some of the more significant judgments and assumptions include the method used to determine fair value, discount rates, expected levels of cash flows, revenues, earnings, and comparable companies used to develop market based assumptions.

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

Pension and Other Postretirement Employee Benefits

Pension and other postretirement employee benefit assumptions are revised annually in conjunction with preparation of the Company’s Annual Report on Form 10-K. The full year 2003 pension expense for substantially all of the Company’s employees and certain agents totaled $12.3 million. This was an increase of $0.8 million over the 2002 pension expense of $11.5 million. This increase was primarily due to the impact of the inclusion of Nationwide Provident for a full year, low interest rates and the declines in the equity markets in 2002. For the Company’s primary pension plan, the discount rate used to value cash flows was lowered to 6.00% for 2003 expenses from 6.50% for 2002, and the long-term expected rate of return on plan assets assumption was lowered to 7.75% in 2003 from 8.25% in 2002.

The full year 2003 postretirement benefit expense for substantially all of the Company’s employees, and in 2003 certain agents, totaled $3.3 million, a decrease of $0.4 million from the full year 2002 postretirement benefit expense of $3.7 million. This decrease was primarily due to reductions in benefits provided by the plan. The discount rate used to value cash flows was lowered to 6.60% for 2003 expenses from 7.25% in 2002, and the long-term expected rate of return on plan assets assumption was lowered to 7.50% in 2003 from 7.75% in 2002.

In establishing the discount rate and the long-term expected rate of return on plan assets, the Company employs a prospective building block approach. This process is integrated with the determination of other economic assumptions such as salary scale. For a given measurement date, the discount rate is set by reference to the yield on high-quality corporate bonds to approximate the rate at which plan benefits could effectively be settled. For pension benefits, an adjustment is included for plan administration and other expenses likely to be charged by an insurer. Because postretirement benefit claims include administration expenses, a higher discount rate is utilized. The historic real rate of return for the reference bonds is subtracted from the yield on these bonds to generate an assumed inflation rate. Expected real rate of return on various asset sub-classes is developed based on historic risk premiums for those sub-classes. The expected real rates of return, reduced for investment expenses, are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return will vary by plan and will change when the plan’s target investment portfolio changes. The expected long-term rate of return for plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market do not impact the expected risk premiums. However, as the yield for the reference bonds fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

To illustrate the impact of these assumptions on net periodic pension expense in 2003 and going forward, a 50 basis point increase in the pension plan discount rate (without changing any other assumption) would decrease annual expenses by approximately 10%, and a 50 basis point increase in the pension plan long-term expected rate of return (without changing any other assumption) would decrease plan expenses by approximately 12%. For the retiree medical and death benefit plan, a 50 basis point increase in the discount rate would have decreased 2003 expense by approximately 14%, while a 50 basis point increase in the long-term expected rate of return would have decreased 2003 expense by approximately 3%.

Results of Operations

Revenues

Total revenues for first quarter 2004 increased to $1.03 billion compared to $938.3 million for the same period in 2003. Revenue growth primarily was driven by increase in net investment income and policy charges and decline in realized losses on investment, hedging instruments and hedged items.

Policy charges include asset fees, which primarily are earned from separate account values generated from the sale of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products; administrative fees, which include fees charged per contract on a variety of the Company’s products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period for annuity and certain life insurance contracts.

Policy charges for the first quarter of 2004 and 2003 were as follows:

	Three months ended March 31,
(in millions)	2004	2003
Asset fees	$157.3	$125.2
Cost of insurance charges	93.6	92.8
Administrative fees	30.1	32.0
Surrender fees	25.1	24.5

Total policy charges	$306.1	$274.5

Asset fees increased 26% to $157.3 million in first quarter 2004 compared to a year ago reflecting an increase in average separate account values of $11.85 billion, or 20%, due to market appreciation.

Net investment income includes the investment income earned on investments supporting fixed annuities, the guaranteed fixed option of variable annuities, the medium-term note program, certain life insurance products and invested assets not allocated to product segments, net of related investment expenses. Net investment income grew from $547.0 million in the first quarter of 2003 to $568.5 million in the first quarter of 2004. The increase primarily was due to increased mortgage loan prepayment and bond call premium income as a result of the low interest rate environment. Additionally, income on distressed securities, which is recorded on a cash basis, increased compared to first quarter 2003 and equity method investments were higher due to results of underlying businesses. General account assets supporting insurance products are closely correlated to the underlying reserves on these products. General account reserves grew by $2.01 billion to $40.09 billion as of the end of first quarter 2004 compared to $38.08 billion a year ago. The growth in general account reserves reflects increased customer attraction to fixed products in light of declining and volatile equity markets and the Company’s commitment to strengthen its distribution and service capabilities for fixed products.

The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are included as realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair values of derivatives qualifying as fair value hedges; changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of freestanding derivatives; and periodic net coupon settlements on non-qualifying derivatives.

Net realized losses on investments, hedging instruments and hedged items totaled $13.5 million in first quarter 2004 compared to net realized losses of $49.0 million a year ago, and included other-than-temporary impairments of $16.3 million and $75.9 million for first quarter 2004 and 2003, respectively.

Other income includes management fees, commissions and other income earned by subsidiaries of the Company that provide administration, marketing and distribution services. The increase in other income to $69.2 million in first quarter 2004 from $54.8 million in first quarter 2003 reflects an increase in the number of private sector pension plans sold through Nationwide Trust Company, FSB (Nationwide Trust Company).

Benefits and Expenses

Interest credited to policyholder account values totaled $335.2 million in first quarter 2004 compared to $346.7 million in first quarter 2003 and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s medium-term note program, and certain life insurance products. The decrease in interest credited reflects lower crediting rates in the Individual Annuity and Institutional Products segments in response to lower market interest rates, partially offset by increases in account values.

Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. A $23.9 million decrease in other benefits and claims in first quarter 2004 compared to a year ago reflects lower GMDB costs due to the inclusion of $11.9 million of reserve strengthening in 2003 that did not recur in 2004 and a decrease in the provision for future policy benefits for immediate annuities. This was partially offset by higher mortality costs in the Life Insurance segment.

Policyholder dividends on participating policies decreased in first quarter 2004 compared to a year ago, reflecting reduction in dividend scale due to lower interest rates and higher expenses.

Amortization of DAC increased to $111.1 million in the first quarter of 2004 compared to $83.8 million in the first quarter of 2003. The increase in DAC amortization expense primarily was attributable to the Individual Annuity segment due to higher gross profits on the underlying business.

The increase in interest expense on debt reflects additional interest expense from the issuance of $200.0 million of senior notes in February 2003.

Other operating expenses increased 10% to $225.2 million in first quarter 2004 compared to $204.9 million in first quarter 2003 reflecting higher employee incentives and project-related costs. In addition, first quarter 2004 expenses included the addition of the New York and New Mexico cases in the public sector business, which were not added until mid-2003.

Federal income tax expense was $42.3 million and $17.2 million for first quarter 2004 and 2003, respectively. These amounts represent effective tax rates of 25.6% for first quarter 2004 and 19.3% in 2003. Higher pre-tax income was the primary driver for the increase in the effective rate.

Cumulative Effect of Adoption of Accounting Principle

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses many topics. The most significant topic to the Company is the accounting for contracts with GMDBs. SOP 03-1 requires companies to evaluate the significance of the GMDB benefit to determine whether the contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options, and sales inducements to contract holders. The Company adopted SOP 03-1 on January 1, 2004, which resulted in a $3.4 million charge, net of tax, as the cumulative effect of adoption of this accounting principle. Also, see note 3 to the unaudited consolidated financials statements included in this report.

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

The Company’s flagship products are marketed under The BEST of AMERICA brand and include individual variable and group annuities, group private sector pension plans sold through Nationwide Trust Company, and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand names.

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under IRC Section 457. The Company utilizes its sponsorship by the National Association of Counties, The United States Conference of Mayors and the International Association of Firefighters when marketing IRC Section 457 products.

Sales by product and segment for the first quarter of 2004 and 2003 were as follows:

	Three months ended March 31,
(in millions)	2004	2003
The BEST of AMERICA products	$1,070.4	$1,214.5
Private label annuities	152.3	177.5
Nationwide Provident and other	2.0	1.9
Income products	10.1	—

Total individual variable annuity sales	1,234.8	1,393.9

Deferred fixed annuities	206.2	572.7
Income products	30.5	43.8

Total individual fixed annuity sales	236.7	616.5

Total individual annuity sales	1,471.5	2,010.4

The BEST of AMERICA annuity products	504.9	622.4
The BEST of AMERICA trust products	911.8	474.2
The 401(k) Company	260.5	191.1
Nationwide Provident products	123.6	81.8
Other	9.2	9.5

Total private sector pension plan sales	1,810.0	1,379.0

IRC Section 457 annuities	406.7	342.4
Administration-only agreements	469.2	315.1

Total public sector pension plan sales	875.9	657.5

Total institutional products sales	2,685.9	2,036.5

The BEST of AMERICA variable life series	108.0	113.9
Nationwide Provident variable life products	66.4	70.2
Corporate-owned life insurance	217.9	260.4
Traditional/Universal life insurance	125.7	110.3

Total life insurance sales	518.0	554.8
Corporate – Advisory services program sales	22.9	0.5

Total sales	$4,698.3	$4,602.2

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

Sales by distribution channel for the first quarter of 2004 and 2003 were as follows:

	Three months ended March 31,
(in millions)	2004	2003
Non-affiliated:
Independent broker/dealers	$1,564.6	$1,164.5
Financial institutions	712.1	1,148.0
Wirehouse and regional firms	546.7	570.5
Pension plan administrators	143.8	183.7
Life insurance specialists	136.7	162.7
CPA channel	42.0	16.2
Affiliated:
Nationwide Retirement Solutions	883.7	666.5
Nationwide Provident	138.4	236.9
Nationwide agents	188.6	164.4
The 401(k) Company	260.5	191.1
TBG Financial	81.2	97.7

Total sales	$4,698.3	$4,602.2

Sales through the independent broker/dealer channel in first quarter 2004 increased 34% compared to the same period a year ago, reflecting growth in group annuity and private sector pension plan sales including $123.6 million of Nationwide Provident pension sales. Sales of these products were reported as Nationwide Provident sales in 2003, and prior period sales were not reclassified.

Sales generated by financial institutions declined 38% in first quarter 2004 compared to a year ago, primarily due to restrictions on fixed options in variable annuity sales and planned reductions in fixed annuity sales.

Sales generated by wirehouse and regional firms declined 4% in first quarter 2004 compared to first quarter 2003 due to lower individual fixed annuity sales.

Sales by pension plan administrators decreased 22% in first quarter 2004 compared to the same period a year ago. As the Company’s private sector pension business model continues to evolve, direct production through this channel is not expected to grow, as more new business opportunities are being created in conjunction or partnership with the independent broker/dealers, wirehouse and regional firms and financial institutions relationships.

Sales generated by life insurance specialists declined 16% in first quarter 2004 compared to a year ago. The unfavorable legislative environment and negative press in late 2003, the period when current sales were generated, continued to impact the market for non-qualified deferred compensation programs. However the current environment for COLI is showing improvements.

Nationwide Retirement Solutions sales increased 33% reflecting rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recent pension reform legislation has expanded the portability of public sector plan assets.

Nationwide Provident sales declined 42% in first quarter 2004 compared to the same period a year ago due to shifting $123.6 million of first quarter 2004 pension sales to independent broker/dealers channel. Sales through this channel increased 11% in first quarter 2004 compared to the same period a year ago, excluding the reclassification. Prior period sales were not reclassified.

Sales generated by Nationwide agents increased 15% in first quarter 2004 compared to a year ago due to an increase in individual variable annuity sales related to new products, partially offset by an intentional reduction in fixed annuity production.

Sales generated by The 401(k) Company grew 36% in first quarter 2004 compared to a year ago as a result of deferrals on several new cases added in 2002 and at the beginning of 2003.

TBG Financial’s sales declined 17% in first quarter 2004 compared to a year ago for the same reasons as life insurance specialists described above.

Business Segments

The Company has three product segments: Individual Annuity, Institutional Products and Life Insurance. In addition, the Company reports certain other revenues and expenses in a Corporate segment.

The following table summarizes pre-tax operating earnings for the Company’s business segments for first quarter 2004 and 2003:

	Three months ended March 31,
(in millions)	2004	2003
Individual Annuity	$61.5	$37.9
Institutional Products	66.9	50.1
Life Insurance	60.7	63.2
Corporate	(7.3)	(8.7)

Pre-tax operating earnings	$181.8	$142.5

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

The following table summarizes selected financial data for the Company’s Individual Annuity segment for the periods indicated:

	Three months ended March 31,
(in millions)	2004	2003
Income Statement Data
Revenues:
Policy charges	$129.3	$103.6
Net investment income	232.3	214.6
Premiums on immediate annuities	18.0	28.1

Total operating revenues	379.6	346.3

Benefits and expenses:
Interest credited to policyholder account values	160.3	160.7
Other benefits	24.3	48.9
Amortization of DAC and VOBA	76.8	49.0
Other operating expenses	56.7	49.8

Total benefits and expenses	318.1	308.4

Pre-tax operating earnings	$61.5	$37.9

Other Data
Sales:
Individual variable annuities	$1,234.8	$1,393.9
Individual fixed annuities	236.7	616.5

Total individual annuity sales	$1,471.5	$2,010.4

Average account values:
General account	$16,095.9	$14,446.4
Separate account	33,684.2	26,569.1

Total average account values	$49,780.1	$41,015.5

Account values as of period end:
Individual variable annuities	$39,754.4	$31,593.6
Individual fixed annuities	10,498.5	9,540.9

Total account values	$50,252.9	$41,134.5

GMDB – Net amount at risk, net of reinsurance	$870.4	$3,387.9
GMDB – Reserves, net of reinsurance	$25.4	$20.7
Pre-tax operating earnings to average account values	0.49%	0.37%

Pre-tax operating earnings totaled $61.5 million in first quarter 2004, up 62% over first quarter 2003 earnings of $37.9 million. Lower GMDB benefits and increases in interest spread income and policy charges were partially offset by higher amortization of DAC and VOBA and higher operating expenses.

Asset fees increased to $110.4 million in first quarter 2004, up 32% from $83.8 million in the same period a year ago. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees were primarily due to changes in the market value of the investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values increased 27% to $33.68 billion as of March 31, 2004 compared to $26.57 billion a year ago.

Surrender fees decreased 2% to $14.8 million in first quarter 2004 compared to a year ago primarily due to a decline in surrender activity attributable to positive equity market returns in 2004.

Premiums on immediate annuities decreased $10.1 million in 2004 over 2003 due to a competitive fixed annuity market.

Other benefits reflect decreased GMDB costs in 2004. GMDB exposure, as measured by the difference between the current contractual death benefit and account value, net of reinsurance, decreased to $870.4 million from $3.39 billion at March 31, 2003. The Company also strengthened reserves by $11.9 million in first quarter 2003 to meet the then current estimate of future net claims in excess of fees. The decrease in other benefits also reflects a smaller increase in reserves for immediate annuities consistent with the decline in premium income.

Amortization of DAC and VOBA increased $27.8 million in first quarter 2004 compared to a year ago due to increased estimated gross profits.

Other operating expenses were $56.7 million in first quarter 2004, an increase of 14% over first quarter 2003. The increase reflects growth in the number of contracts in-force and an increase in employee benefit and pension costs.

Interest spread income is comprised of net investment income, excluding capital charges, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio (including the rate of prepayments), changes in market interest rates, the competitive environment and other factors.

Interest spread income grew 27% to $77.6 million in first quarter 2004 from $61.2 million a year ago. The growth was driven by an 11% increase in average general account assets, increased prepayment income on mortgage loans and bonds, and the result of controlled growth in the individual fixed annuity business.

The following table depicts the interest spread on average general account values for the periods indicated:

	Three months ended March 31,
	2004	2003
Net investment income	5.91%	6.14%
Interest credited	3.98%	4.45%

Interest spread on average general account values	1.93%	1.69%

Interest spread margins widened during the quarter to 193 basis points compared to 169 basis points a year ago. Included in the current quarter were 17 basis points, or $6.9 million, of prepayment income on mortgage loans and bonds compared to 5 basis points, or $1.9 million, a year ago. For the full year 2004, the Company is currently forecasting spreads of 170 to 175 basis points, including a nominal level of prepayment activity.

The Company has taken actions to address the current low interest rate environment and the impact on interest spread margins. In 2003, the Company lowered commission rates for individual fixed annuities, and the Company began invoking contractual provisions during second quarter 2003 that have limited the amount of variable annuity deposits allocated to the guaranteed fixed option. Furthermore, the Company introduced new products during first quarter 2003 and has begun issuing contracts with lower floor guarantees.

In addition, a number of the Company’s competitors offer variable annuities with more robust living benefits (including income benefits and withdrawal benefits) than the Company offers. The Company has elected to offer more limited living benefit features that meet the Company’s risk/return profile. During 2003, the Company discontinued offering products with guaranteed minimum accumulation benefits. Also in 2003, the Company began offering products with guaranteed minimum accumulation benefits, which has been a key driver of production in 2004.

Individual Annuity segment sales, which exclude internal replacements, totaled $1.47 billion during first quarter 2004, down 27% from $2.01 billion a year ago. Variable annuity production declined 11% to $1.23 billion in 2004, with only 20% allocated to the guaranteed fixed option compared to 60% a year ago, as Company actions to limit the amount of variable annuity deposits to the fixed account have taken hold. Fixed annuity sales totaled $236.7 million in first quarter 2004, a 62% decline from a year ago, reflecting the Company’s controlled fixed annuity growth strategy.

The following table provides selected information about the Company’s deferred individual fixed annuities as of March 31, 2004:

	Ratchet		Reset
(in millions)	Account Value	Wtd. Avg. Crediting Rate	Account Value	Wtd. Avg. Crediting Rate
Minimum interest rate of 3.50% or greater	$—	0.00%	$1,229.3	3.69%
Minimum interest rate of 3.00% to 3.49%	3,237.9	4.88%	7,418.6	3.39%
Minimum interest rate lower than 3.00%	671.3	2.92%	236.0	3.50%
MVA with no minimum interest rate guarantee	—	0.00%	—	0.00%

Total deferred individual fixed annuities	$3,909.2	4.54%	$8,883.9	3.44%

	Market Value Adjustment (MVA)		Total
(in millions)	Account Value	Wtd. Avg. Crediting Rate	Account Value	Wtd. Avg. Crediting Rate
Minimum interest rate of 3.50% or greater	$—	0.00%	$1,229.3	3.69%
Minimum interest rate of 3.00% to 3.49%	—	0.00%	10,656.5	3.85%
Minimum interest rate lower than 3.00%	—	0.00%	907.3	3.07%
MVA with no minimum interest rate guarantee	1,407.8	3.99%	1,407.8	3.99%

Total deferred individual fixed annuities	$1,407.8	3.99%	$14,200.9	3.80%

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

Institutional Products sales do not include business generated through the Company’s medium-term note program, large case pension plan acquisitions and Nationwide employee and agent benefit plans. However, the consolidated statements of income and income statement data in the table below do reflect this business.

The following table summarizes selected financial data for the Company’s Institutional Products segment for the periods indicated:

	Three months ended March 31,
(in millions)	2004	2003
Income Statement Data
Revenues:
Policy charges	$43.4	$39.4
Net investment income	197.5	203.3
Other	45.2	30.0

Total operating revenues	286.1	272.7

Benefits and expenses:
Interest credited to policyholder account values	126.7	135.3
Amortization of DAC and VOBA	10.8	12.2
Other operating expenses	81.7	75.1

Total benefits and expenses	219.2	222.6

Pre-tax operating earnings	$66.9	$50.1

Other Data
Sales:
Private sector pension plans	$1,810.0	$1,379.0
Public sector pension plans	875.9	657.5

Total institutional products sales	$2,685.9	$2,036.5

Average account values:
General account	$14,552.9	$14,009.0
Separate account	20,596.4	17,468.0
Administration-only	34,896.5	21,199.3

Total average account values	$70,045.8	$52,676.3

Account values as of period end:
Private sector pension plans	$31,354.3	$22,562.4
Public sector pension plans	35,326.0	28,594.1
Funding agreements backing medium-term notes	4,580.6	4,397.6

Total account values	$71,260.9	$55,554.1

Pre-tax operating earnings to average account values[1]	0.36%	0.36%

[1]	Excluding pre-tax operating earnings from structured products as there are no account values associated with structured products.

Pre-tax operating earnings totaled $66.9 million in first quarter 2004, up 34% compared to pre-tax operating earnings of $50.1 million reported a year ago as growth in other income from trust and administration-only products more than offset increased commission expenses attributable to the sales growth in the private sector.

Asset fees increased 10% to $38.5 million in first quarter 2004 compared to $35.0 million a year ago due to higher average separate account values attributable to market appreciation.

Other income, which includes fees for administration-only cases and Nationwide Trust Company products, increased 51% from a year ago due to growth in private sector pension plans sold through Nationwide Trust Company and The 401 (k) Company, which now each account for 24% of private sector pension plan account values in first quarter 2004 compared to 15% and 19%, respectively, a year ago.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spreads vary depending on crediting rates offered by the Company, performance of the investment portfolio (including the rate of prepayments), changes in market interest rates, the competitive environment and other factors.

Interest spread income increased $2.8 million in first quarter 2004 compared to first quarter of 2003 due to higher mortgage loan prepayment and bond call premium income.

The following table depicts the interest spread on average general account values for the periods indicated:

	Three months ended March 31,
	2004	2003
Net investment income	5.43%	5.80%
Interest credited	3.48%	3.86%

Interest spread on average general account values	1.95%	1.94%

Interest spread margins were flat compared to a year ago. Included in the current quarter were 19 basis points, or $6.9 million, of prepayment income on mortgage loans and bonds compared to 7 basis points, or $2.6 million, a year ago. For the full year 2004, the Company expects tighter interest spread margins and is currently forecasting interest spread margins of 170 to 175 basis points, including a nominal level of prepayment activity.

Other operating expenses increased 9% to $81.7 million in first quarter 2004. The increase primarily reflects the higher project related costs, increased employee benefit and pension costs and the addition of New York and New Mexico cases since a year ago, offset in part by expense management activities.

Institutional Products sales during first quarter 2004 reached $2.69 billion compared to $2.04 billion in first quarter 2003. Private sector pension sales of $1.81 billion increased 31% from a year ago, fueled by the addition of three large cases in first quarter 2004. Public sector pension sales of $875.9 million were 33% higher than a year ago as a result of new cases and deferrals into the New York, Florida and New Mexico cases, which were not in place during some or all of first quarter 2003.

Institutional Products deposits in first quarter 2004 of $2.86 billion offset by participant withdrawals and surrenders totaling $2.00 billion generated net flows from participant activity of $862.1 million, a 35% increase over first quarter 2003. This change primarily was due to an increase in retirement plan businesses, partially offset by higher withdrawals.

Life Insurance

The Life Insurance segment consists of investment life products, including individual variable life and COLI products, traditional life insurance products, universal life insurance and the results of TBG Financial, a leading COLI producer. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

The following table summarizes selected financial data for the Company’s Life Insurance segment for the periods indicated:

	Three months ended March 31,
(in millions)	2004	2003
Income Statement Data
Revenues:
Policy charges	$133.4	$131.5
Net investment income	117.0	114.5
Other	87.9	97.1

Total operating revenues	338.3	343.1

Benefits and expenses:
Life benefits and policyholder dividends	175.1	179.5
Amortization of DAC and VOBA	36.0	33.1
Other operating expenses	66.5	67.3

Total benefits and expenses	277.6	279.9

Pre-tax operating earnings	$60.7	$63.2

Other Data
Sales:
The BEST of AMERICA variable life series	$108.0	$113.9
Nationwide Provident variable life products	66.4	70.2
Corporate-owned life insurance	217.9	260.4
Traditional/Universal life insurance	125.7	110.3

Total life insurance sales	$518.0	$554.8

Policy reserves as of period end:
Individual investment life insurance	$4,577.9	$3,483.4
Corporate investment life insurance	4,623.6	3,851.2
Traditional life insurance	4,234.1	4,078.5
Universal life insurance	922.3	844.2

Total policy reserves	$14,357.9	$12,257.3

Life insurance in-force as of period end:
Individual investment life insurance	$56,744.9	$56,910.2
Corporate investment life insurance	9,431.6	8,958.7
Traditional life insurance	33,039.1	34,271.5
Universal life insurance	8,553.2	8,051.0

Total insurance in-force	$107,768.8	$108,191.4

Pre-tax operating earnings declined 4% to $60.7 million in first quarter 2004 compared to $63.2 million a year ago. Higher net investment income, reduced policyholder dividends and a decline in expenses were offset by higher mortality costs. Lower individual investment life and COLI sales resulted in lower policy charges and premium revenue.

Net investment income increased 2% in first quarter 2004 resulting from prepayment income on mortgage loans and bonds.

Life benefits and policyholder dividends decreased 2% to $175.1 million in first quarter 2004 reflecting the growth in insurance in-force and higher mortality experience.

Amortization of DAC and VOBA increased $2.9 million in first quarter 2004 compared to a year ago due to increased estimated gross profits.

First quarter life insurance sales totaled $518.0 million, down 7% compared to a year ago. Variable life sales of $174.4 million dropped $9.7 million from the prior year as Nationwide Provident variable life sales declined 5% to $66.4 million compared to $70.2 million a year ago. Individual variable life production continues to be adversely impacted by the volatile equity markets and consumer preference for fixed products. COLI sales declined 16% from the prior year as the current economic and legislative environments, which could significantly affect the tax treatment of COLI business, continue to impact the market for non-qualified deferred compensation programs.

Corporate

The Corporate segment consists of net investment income not allocated to the three product segments, unallocated expenses, interest expense on debt, advisory services and revenues, and expenses of the Company’s broker/dealer subsidiaries.

The following table summarizes selected financial data for the Company’s Corporate segment for the periods indicated:

	Three months ended March 31,
(in millions)	2004	2003
Income Statement Data
Operating revenues	$39.5	$29.5
Interest expense on debt	(25.4)	(22.7)
Other operating expenses	(21.4)	(15.5)

Pre-tax operating loss	(7.3)	(8.7)
Net realized losses on investments, hedging instruments hedged items [1]	(16.5)	(53.3)

Loss from continuing operations before federal income taxes	$(23.8)	$(62.0)

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

The increase in operating revenues in first quarter 2004 reflects higher net investment income primarily attributable to income earned on the proceeds from the $200.0 million senior note offering completed in February 2003, partially offset by lower yields on investments.

The additional interest expense in first quarter 2004 reflects the senior note offering mentioned above.

The increase in other operating expenses in first quarter 2004 primarily was due to $11.0 million of commission expense related to the Company’s broker/dealer subsidiaries.

Net realized losses on investments, hedging instruments and hedged items totaled $13.5 million in first quarter 2004, compared to net realized losses of $49.0 million a year ago, and included other-than-temporary impairments of $16.3 million and $75.9 million in first quarter 2004 and 2003, respectively.

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended March 31,
(in millions)	2004	2003
Realized gains on sales, net of hedging losses:
Fixed maturity securities, available-for-sale	$9.5	$30.9
Hedging losses on fixed maturity sales	(3.6)	(6.0)
Equity securities, available-for-sale	1.4	0.4
Real estate	0.4	0.3
Mortgage loans on real estate	—	0.1
Mortgage loan hedging losses	(0.5)	—
Other	0.2	0.1

Total realized gains on sales – unrelated parties	7.4	25.8

Realized losses on sales, net of hedging gains:
Fixed maturity securities, available-for-sale	(6.3)	(9.3)
Hedging gains on fixed maturity sales	0.4	4.3
Equity securities, available-for-sale	(0.4)	(0.3)
Real estate	(1.2)	(0.4)
Mortgage loans on real estate	(1.5)	(0.3)
Mortgage loan hedging gains	1.8	—
Other	(0.3)	(0.5)

Total realized losses on sales – unrelated parties	(7.5)	(6.5)

Other-than-temporary impairments:
Fixed maturity securities, available-for-sale	(11.9)	(60.5)
Equity securities, available-for-sale	(0.2)	(15.4)
Real estate	(2.2)	—
Mortgage loans on real estate	(2.0)	—

Total other-than-temporary impairments	(16.3)	(75.9)

Credit default swaps	(2.8)	1.4
Periodic net coupon settlement on non-qualifying derivatives	3.0	4.3
Other derivatives	2.8	1.9

Total unrelated parties before policyholder dividend obligation and VOBA adjustments	(13.4)	(49.0)
Amounts credited to policyholder dividend obligation	(1.0)	—
Amortization adjustment for VOBA	0.9	—

Net realized losses on investments, hedging instruments and hedged items	$(13.5)	$(49.0)

Related Party Transactions

See note 9 to the unaudited consolidated financial statements, included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report, for a discussion of related party transactions.

Liquidity and Capital Resources

Liquidity and capital resources demonstrate the overall financial strength of the Company and its ability to generate strong cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. The Company’s capital structure consists of long-term debt, capital and preferred securities of subsidiary trusts and equity, summarized in the following table:

	As of
(in millions)	March 31, 2004	December 31, 2003	March 31, 2003
Long-term debt	$1,405.7	$1,405.6	$1,395.9

Shareholders’ equity, excluding accumulated other comprehensive income	4,467.4	4,370.5	4,093.8
Accumulated other comprehensive income	663.8	504.9	443.9

Total shareholders’ equity	5,131.2	4,875.4	4,537.7

Total capital	$6,536.9	$6,281.0	$5,933.6

Long-term debt includes the following: (1) three separate issuances of $300.0 million principal of senior notes and a single issuance of $200.0 million principal of senior notes, none of which is subject to any sinking fund payments; (2) a variable rate note payable; and (3) issuances of $100.0 million of junior subordinated debentures that are due March 1, 2037 and pay a distribution rate of 7.899%, and $200.0 million of junior subordinated debentures that are due October 31, 2028 and pay a distribution rate of 7.10%, each issued to unconsolidated subsidiary trusts.

The terms of the senior notes contain various restrictive covenants, including limitations on the disposition of subsidiaries. As of March 31, 2004, the Company was in compliance with all such covenants. The $300.0 million principal of 8.00% senior notes, due March 1, 2027, are redeemable, in whole or in part, at the option of NFS at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The $300.0 million principal of 6.25% senior notes, due November 15, 2011, were issued in November 2001 and are not redeemable prior to their maturity date. The $300.0 million principal of 5.90% senior notes, due July 1, 2012, issued in June 2002 and the $200.0 million principal of 5.625% senior notes due February 13, 2015, issued in February 2003 are redeemable, in whole or in part, at the option of NFS at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at the treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date.

The variable rate note payable is tied to 1-year U.S. Libor rates with annual resets and had an outstanding balance of $1.6 million and an interest rate of 3.49% as of March 31, 2004.

The 7.899% junior subordinated debentures are the sole assets of Nationwide Financial Services Capital Trust and are redeemable by NFS in whole at any time or in part from time to time at par plus an applicable make-whole premium. The 7.10% junior subordinated debentures are the sole assets of Nationwide Financial Services Capital Trust II and are redeemable, in whole or in part, on or after October 19, 2003 at a redemption price equal to the principal amount to be redeemed plus any accrued and unpaid interest.

NFS is a holding company whose principal asset is the common stock of NLIC. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments and dividends from NLIC and other subsidiaries.

As an insurance holding company, the ability of NFS to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of: (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31; or (ii) the statutory-basis net income of the insurer for the 12-month period ending as of the prior December 31. NLIC’s statutory-basis policyholders’ surplus as of December 31, 2003 was $2.23 billion and statutory-basis net income for 2003 was $444.4 million. As of March 31, 2004, NLIC could pay dividends to NFS totaling $209.4 million without obtaining prior approval. The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders.

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance law, unless the Pennsylvania Insurance Department either approves or fails to disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12 month period if the total payments exceed the greater of: (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31; or (ii) the statutory-basis net income of the insurer for the prior year. Also, in connection with the acquisition of Nationwide Provident, the Pennsylvania Insurance Department ordered that no dividends could be paid out of NLICA before October 1, 2005 without prior approval. The statutory capital and surplus of NLICA as of December 31, 2003 and 2002 was $519.6 million and $393.7 million, respectively, while statutory net income (loss) for the years ended December 31, 2003 and 2002 was $100.4 million and $(107.2) million, respectively. NLICA sought and received permission from the Pennsylvania Insurance Department to pay a $25.0 million dividend to NFS in April 2004.

NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses and principal in the future.

Also available as a source of funds to the Company is a $1.00 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $1.69 billion and NLIC maintain statutory surplus in excess of $935.0 million. The Company had no amounts outstanding under this agreement as of March 31, 2004. NLIC also has a $500.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $199.6 million in commercial paper outstanding as of March 31, 2004.

In addition, the Company has a majority-owned subsidiary that has available a $10.0 million revolving line of credit. The line is an annually renewable 364-day $10.0 million agreement with a single financial institution. The line of credit is guaranteed by NFS, and the line was renewed in September 2003. The Company had $5.8 million outstanding on this line of credit as of March 31, 2004.

Also, as a result of consolidating certain variable interest entities where the Company has been identified as the primary beneficiary, the Company reported $96.3 million of short-term debt related to borrowings under a securities lending agreement. The Company has not provided any guarantees on such borrowings, either directly or indirectly.

To date, the Company has sold $328.5 million of credit enhanced equity interests in Tax Credit Funds to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 4.85% to 5.25% and as of March 31, 2004 held guarantee reserves totaling $3.3 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. To the extent that the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions.

The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $876.9 million. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $4.3 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant among other criteria. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. During first quarter 2004 and 2003, $0.1 million and $1.8 million of stabilization collateral had been released into income, respectively.

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

Contractual Obligations and Commitments

Contractual obligations and commitments have not changed significantly from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Off-Balance Sheet Transactions

Under the medium-term note program, NLIC issues funding agreements, which are insurance obligations, to an unrelated third-party trust to secure notes issued to investors by the trust. The funding agreements are recorded as a component of future policy benefits and claims on the consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third-party trust that issues the notes, the Company does not include the trust in its consolidated financial statements. As the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s Investors Service, Inc. and Standard & Poor’s, a Division of The McGraw-Hill Companies, Inc., assign the same ratings to the notes as the insurance financial strength ratings of NLIC.

Investments

General

The Company’s assets are divided between separate account and general account assets. As of March 31, 2004, $62.31 billion (55%) of the Company’s total assets were held in separate accounts and $51.02 billion (45%) were held in the Company’s general account, including $44.14 billion of general account investments.

Separate account assets consist primarily of deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. All of the investment returns in the Company’s separate account assets are passed through to the Company’s customers, although for certain contracts offered through separate accounts, the Company guarantees the contract holder a minimum return.

The following table lists the ten largest fixed maturity investment holdings by amortized cost for both investment grade and non-investment grade securities included in general accounts as of March 31, 2004:

(in millions)	Predominant Rating	Amortized Cost		Predominant Rating	Amortized Cost
Investment Grade			Below Investment Grade
FHLMC	AAA	$152.7	UAL Corp.	BB-	$54.3
SLM Student Loan	AAA	137.8	Bowater, Inc.	BB+	38.7
MBNA Master Credit Card	AAA	120.9	Delta Airlines, Inc.	B+	37.3
Citibank Credit Card Iss Trust	AAA	103.0	America West Airlines, Inc.	BB+	35.1
Southwest Airlines Co.	A+	101.7	Abitibi-Consolidated, Inc.	BB+	31.7
Continental Airlines, Inc.	BB+	96.2	Cummins, Inc.	BB	30.8
General Electric Capital Corp.	AAA	91.2	Edison International	BB+	28.4
Household Finance Corp	A	77.2	Timken Co.	BB+	24.9
Cargill Inc.	A+	70.9	DPL, Inc.	B+	24.8
Discover Card Master Trust I	AAA	69.6	NorthWestern Corp.	D	24.6

Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale as of March 31, 2004 and December 31, 2003 were:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,243.0	$126.2	$0.3	$1,368.9
Obligations of states and political subdivisions	227.6	7.2	2.0	232.8
Debt securities issued by foreign governments	68.6	3.7	0.1	72.2
Corporate securities
Public	12,335.7	719.6	14.7	13,040.6
Private	7,003.5	606.2	8.8	7,600.9
Mortgage-backed securities – U.S. Government backed	4,541.7	101.9	4.4	4,639.2
Asset-backed securities	4,384.9	168.8	43.3	4,510.4

Total fixed maturity securities	29,805.0	1,733.6	73.6	31,465.0
Equity securities	103.6	14.4	2.6	115.4

Total available-for-sale securities	$29,908.6	$1,748.0	$76.2	$31,580.4

December 31, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,154.9	$61.7	$2.8	$1,213.8
Obligations of states and political subdivisions	177.2	1.0	5.5	172.7
Debt securities issued by foreign governments	68.8	2.2	0.9	70.1
Corporate securities
Public	12,421.1	634.0	34.6	13,020.5
Private	7,083.4	483.2	33.0	7,533.6
Mortgage-backed securities – U.S. Government backed	4,379.0	77.7	24.6	4,432.1
Asset-backed securities	4,278.5	130.6	64.8	4,344.3

Total fixed maturity securities	29,562.9	1,390.4	166.2	30,787.1
Equity securities	117.0	14.0	2.3	128.7

Total available-for-sale securities	$29,679.9	$1,404.4	$168.5	$30,915.8

Following is an analysis of gross unrealized losses on available-for-sale securities by time in an unrealized loss position as of March 31, 2004 and December 31, 2003:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
March 31, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$37.3	$0.3	$—	$—	$37.3	$0.3
Obligations of states and political subdivisions	69.2	1.9	3.6	0.1	72.8	2.0
Debt securities issued by foreign governments	8.8	0.1	—	—	8.8	0.1
Corporate securities
Public:	609.1	12.2	58.3	2.5	667.4	14.7
Private:	275.6	5.4	52.1	3.4	327.7	8.8
Mortgage-backed securities – U.S. Government backed	499.1	4.1	17.9	0.3	517.0	4.4
Asset-backed securities	328.9	22.2	246.2	21.1	575.1	43.3

Total fixed maturity securities	1,828.0	46.2	378.1	27.4	2,206.1	73.6
Equity securities	24.3	2.4	2.4	0.2	26.7	2.6

Total	$1,852.3	$48.6	$380.5	$27.6	$2,232.8	$76.2

% of gross unrealized loss		64%		36%
December 31, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$191.7	$2.8	$—	$—	$191.7	$2.8
Obligations of states and political subdivisions	126.0	5.4	3.6	0.1	129.6	5.5
Debt securities issued by foreign governments	21.0	0.9	—	—	21.0	0.9
Corporate securities	—	—	—	—
Public:	1,577.5	29.9	71.7	4.7	1,649.2	34.6
Private:	972.2	27.5	67.1	5.5	1,039.3	33.0
Mortgage-backed securities – U.S. Government backed	1,138.9	24.4	9.4	0.2	1,148.3	24.6
Asset-backed securities	844.6	38.8	270.1	26.0	1,114.7	64.8

Total fixed maturity securities	4,871.9	129.7	421.9	36.5	5,293.8	166.2
Equity securities	29.6	2.2	2.0	0.1	31.6	2.3

Total	$4,901.5	$131.9	$423.9	$36.6	$5,325.4	$168.5

% of gross unrealized loss		78%		22%

The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded and privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a designation in class 1 being of the highest quality. Of the Company’s general account fixed maturity securities, 94% were in the highest two NAIC Designations as of March 31, 2004.

The following table sets forth an analysis of credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio:

		As of March 31, 2004		As of December 31, 2003
		(in millions)
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$18,434.5	$19,248.7	$17,507.7	$18,041.5
2	Baa	9,499.1	10,238.1	10,084.9	10,703.4
3	Ba	1,195.2	1,278.4	1,272.1	1,329.8
4	B	427.7	429.6	407.2	406.6
5	Caa and lower	135.6	149.4	145.7	159.5
6	In or near default	112.9	120.8	145.3	146.3

	Total	$29,805.0	$31,465.0	$29,562.9	$30,787.1

[1]	NAIC Designations are assigned at least annually. Some designations for securities shown have been assigned to securities not yet assigned an NAIC Designation in a manner approximating equivalent public rating categories.

[2]	Comparisons between NAIC and Moody’s designations are published by the NAIC. In the event no Moody’s rating is available, the Company has assigned internal ratings corresponding to the public rating.

As of March 31, 2004, the fair value of the Company’s general account mortgage-backed security (MBS) investments totaled $4.64 billion (15%) of the carrying value of the general account fixed maturity securities available-for-sale.

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

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk is particular to the type of MBS held. The Company limits its exposure to prepayments/extension by purchasing less volatile types of MBSs. As of March 31, 2004, $2.39 billion (52%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant over a variety of mortgage prepayment environments. The majority of the Company’s non-PAC mortgage-securities posses varying degrees of cash flow structure. Only 5% of the MBS portfolio consists of pure pass-throughs.

The following table sets forth the distribution by investment type of the Company’s general account MBS portfolio:

	As of March 31, 2004		As of December 31, 2003
(in millions)	Carrying value	% of total	Carrying value	% of total
Planned amortization class	$2,393.8	51.7	$2,395.3	54.0
Sequential	696.1	15.0	642.1	14.5
Very accurately defined maturity	668.9	14.4	575.4	13.0
Non-accelerating securities – CMO	272.0	5.9	211.8	4.8
Accrual	234.2	5.0	252.1	5.7
Multi-family mortgage pass-through certificates	227.6	4.9	214.6	4.8
Scheduled	15.9	0.3	19.8	0.4
Targeted amortization class	5.8	0.1	6.7	0.2
Other	124.9	2.7	114.3	2.6

Total	$4,639.2	100.0	$4,432.1	100.0

The Company’s general account asset-backed security (ABS) investments include home equity/improvement ABSs and equipment lease ABSs, among others. As of March 31, 2004, ABSs were $4.51 billion (14%) of the carrying value of the general account fixed maturity securities available-for-sale.

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

The following table sets forth the distribution by investment type of the Company’s general account ABS portfolio:

	As of March 31, 2004		As of December 31, 2003
(in millions)	Carrying value	% of total	Carrying value	% of total
Home equity/improvement	$1,270.7	28.1	$1,208.2	27.8
Credit card backed	785.7	17.4	780.3	18.0
CBO/CLO	507.5	11.3	493.8	11.4
Commercial mortgage backed securities	397.2	8.8	333.1	7.7
Miscellaneous asset backed	241.9	5.4	325.8	7.5
Pass through certificate	237.6	5.3	251.4	5.8
Enhanced equity/equity trust certificates	228.9	5.1	193.5	4.4
Franchise/business loan	119.9	2.7	122.4	2.8
Auto loan backed	113.5	2.5	122.2	2.8
Equipment leases	89.7	2.0	69.3	1.6
Manufactured housing backed	83.3	1.8	83.7	1.9
Credit tenant leases	63.2	1.4	67.0	1.5
Other	371.3	8.2	293.6	6.8

Total	$4,510.4	100.0	$4,344.3	100.0

Mortgage Loans

As of March 31, 2004, general account mortgage loans were $9.32 billion (21%) of the carrying value of consolidated general account invested assets.

As of March 31, 2004, 0.15% of the Company’s mortgage loans were classified as delinquent compared to 0.18% a year ago and none as of December 31, 2003. There were no foreclosed loans as of March 31, 2004 and 2003, respectively, and restructured loans totaled 0.27% of the Company’s mortgage loans as of March 31, 2004 compared to 0.30% as of March 31, 2003.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

A significant portion of the Company’s revenue is derived from asset fees, which are calculated as a percentage of separate account assets. The Company’s long-term assumption for net separate account returns is 8% annual growth, earned evenly throughout the year. If equity markets were unchanged throughout a given year, the Company estimates that its net income per diluted share, calculated using current weighted average diluted shares outstanding, would be approximately $0.10 less than had the Company’s long-term assumption for net separate account returns been realized. This analysis assumes no other factors change and that an unlocking of DAC assumptions for individual variable annuities would not be required. However, as it does each quarter, the Company would evaluate its DAC balance and underlying assumptions to determine whether unlocking is appropriate. The Company can provide no assurance that the experience of flat separate account returns would not result in changes to other factors affecting profitability, including the possibility of unlocking of DAC assumptions for individual variable annuities.

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the NFS Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4	Controls and Procedures

(a)	The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)	There have been no changes during the Company’s first fiscal quarter to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	Legal Proceedings

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

On August 15, 2001, the Company was named in a lawsuit filed in Connecticut federal court entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 6, 2001 to include class action allegations, and have subsequently amended their complaint twice. As amended, in the current complaint, the plaintiffs seek to represent a class of ERISA qualified retirement plans that purchased variable annuities from NLIC. Plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts, and that the Company acquired and breached ERISA fiduciary duties by accepting service payments from certain mutual funds that allegedly consisted of or diminished those ERISA plan assets. The complaint seeks disgorgement of some or all of the fees allegedly received by the Company and other unspecified relief for restitution, along with declaratory and injunctive relief and attorneys’ fees. On December 3, 2001, the plaintiffs filed a motion for class certification. Plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On January 30, 2004, the Company filed a Revised Memorandum in Support of Summary Judgment, and a Motion Requesting that the Court Decide Summary Judgment before Class Certification. Plaintiffs have opposed that motion. The Company intends to defend this lawsuit vigorously.

On May 1, 2003, a class action lawsuit was filed against NLIC in the United States District Court for the Eastern District of Louisiana, entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The complaint alleges that in 2001, plaintiff Edward Miller purchased three group modified single premium variable annuities issued by NLIC. Plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contracts that contract holders could transfer assets without charge among the various funds available through the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. Plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. Plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar contracts issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. NLIC’s motion to dismiss the complaint was granted by the Court on October 28, 2003. Plaintiff has appealed that dismissal to the United Stated Court of Appeals for the Fifth Circuit. NLIC intends to defend this lawsuit vigorously.

On October 31, 2003, a lawsuit seeking class action status was filed against NLIC in Arizona federal court by plaintiff Robert Helman (Robert Helman et al v. Nationwide Life Insurance Company et al). The suit challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or NLAIC which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. This lawsuit is in a very preliminary stage and the Company is evaluating its merits. NLIC intends to defend this lawsuit vigorously.

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. Plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation, (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with plaintiff’s contractual relationships with its variable policyholders, (3) civil conspiracy, and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, and costs and disbursements, including attorneys’ fees. The plaintiff seeks to have each defendant judged jointly and severally liable for all damages. This lawsuit is in a very preliminary stage, and the Company intends to defend it vigorously.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff purports to represent a class of persons in the United States who, through their ownership of a Nationwide annuity or insurance product, held units of any Nationwide sub-account invested in mutual funds which included foreign securities in their portfolios and which experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. Plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. The case is in a very preliminary stage and Nationwide Life intends to defend this case vigorously.

On October 9, 2003, NLICA was named as one of twenty-six defendants in a lawsuit filed in the United States District Court for the Middle District of Pennsylvania entitled Steven L. Flood, Luzerne County Controller and the Luzerne County Retirement Board on behalf of the Luzerne County Employee Retirement System v. Thomas A. Makowski, Esq., et al. NLICA is a defendant as successor in interest to Provident, which is alleged to have entered into four agreements to manage assets and investments of the Luzerne County Employee Retirement System (the Plan). In their complaint, the plaintiffs allege that NLICA aided and abetted certain other defendants in breaching their fiduciary duties to the Plan. Plaintiffs also allege that NLICA violated the Federal Racketeer Influenced and Corrupt Organizations Act by engaging in and conspiring to engage in an improper scheme to mismanage funds in order to collect excessive fees and commissions and that NLICA was unjustly enriched by the allegedly excessive fees and commissions. The complaint seeks treble compensatory damages, punitive damages, a full accounting, imposition of a constructive trust on all funds paid by the Plan to all defendants, pre- and post-judgment interest, and costs and disbursements, including attorneys’ fees. The plaintiffs seek to have each defendant judged jointly and severally liable for all damages. NLICA, along with virtually every other defendant, has filed a motion to dismiss the complaint for failure to state a claim. The plaintiffs have filed their response to the motions to dismiss. NLICA intends to defend this lawsuit vigorously.

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

There can be no assurance that any such litigation or regulatory action will not have a material adverse effect on the Company in the future.

ITEM 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Pursuant to the Stock Retainer Plan for Non-Employee Directors, 2,581 shares of Class A Common Stock were issued by NFS during the first quarter of 2004, at an average price of $36.54 per share, to NFS directors as partial payment of the $65,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder.

The following table includes the information required by Item 703 of Regulation S-K for purchases of the issuer’s equity securities by the issuer or any affiliated purchasers during the quarter covered by this report:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 to January 31, 2004	N/A	N/A	N/A	N/A
February 1, 2004 to February 29, 2004	330[1]	$36.89	N/A	N/A
March 1, 2004 to March 31, 2004	400[1]	$38.33	N/A	N/A
Total	730[1]	$37.68	N/A	N/A

[1]	The table details shares of Class A Common Stock purchased on the open market by The 401(k) Company as fund administrator of the Nationwide Financial Services, Inc. Common Stock Fund, an investment choice under the Nationwide Savings Plan, for the benefit of plan participants. The 401(k) Company is an indirect subsidiary of NFS.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Submission of Matters to a Vote of Security Holders

None.

ITEM 5	Other Information

None.

ITEM 6	Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Employment Agreement dated February 25, 2004, between Nationwide Mutual Insurance Company and Terri L. Hill.

10.2	Employment Agreement dated February 25, 2004 between Nationwide Mutual Insurance Company and Kathleen D. Ricord.

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of M. Eileen Kennedy pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing).

32.2	Certification of M. Eileen Kennedy pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing).

(b)	Reports on Form 8-K:

On January 22, 2004, NFS filed a Current Report on Form 8-K in connection with the announcement of M. Eileen Kennedy’s election as a Senior Vice President.

On February 2, 2004, NFS furnished a Current Report on Form 8-K in connection with the release of its annual and quarterly earnings results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONWIDE FINANCIAL SERVICES, INC.
(Registrant)

Date: May 7, 2004	/s/ M. EILEEN KENNEDY

M. Eileen Kennedy, Senior Vice President — Chief Financial Officer