Form 10-Q
period 2004-06-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 2004-08-06
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-12785

NATIONWIDE FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1486870
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Nationwide Plaza, Columbus, Ohio	43215
(Address of principal executive offices)	(Zip Code)

(614) 249-7111

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of July 30, 2004, the registrant had 56,461,716 shares outstanding of its Class A common stock (par value $0.01 per share) and 95,633,767 shares outstanding of its Class B common stock (par value $0.01 per share).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1 Unaudited Consolidated Financial Statements

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Policy charges	$307.0	$278.5	$613.1	$553.0
Life insurance premiums	99.4	107.2	196.1	218.2
Net investment income	547.2	555.8	1,115.7	1,102.8
Net realized losses on investments, hedging instruments and hedged items	(31.8)	(18.2)	(45.3)	(67.2)
Other	76.1	54.1	145.3	108.9

Total revenues	997.9	977.4	2,024.9	1,915.7

Benefits and expenses:
Interest credited to policyholder account values	330.0	350.3	665.2	697.0
Other benefits and claims	131.7	135.6	261.8	289.6
Policyholder dividends on participating policies	26.2	26.8	48.4	53.2
Amortization of deferred policy acquisition costs	108.7	100.3	219.8	184.1
Amortization of value of business acquired	13.9	12.3	26.4	22.9
Interest expense on debt	25.5	24.2	50.9	46.9
Other operating expenses	226.1	200.8	451.3	405.7

Total benefits and expenses	862.1	850.3	1,723.8	1,699.4

Income from continuing operations before federal income tax expense	135.8	127.1	301.1	216.3
Federal income tax expense	31.6	30.6	73.9	47.8

Income from continuing operations	104.2	96.5	227.2	168.5
Cumulative effect of adoption of accounting principle, net of tax	—	—	(3.4)	—

Net income	$104.2	$96.5	$223.8	$168.5

Earnings per common share:
Basic	$0.69	$0.64	$1.47	$1.11
Diluted	$0.68	$0.63	$1.46	$1.11

Weighted average common shares outstanding:
Basic	152.1	151.8	152.0	151.8
Diluted	152.9	152.2	152.9	152.1

Cash dividends declared per common share	$0.18	$0.13	$0.36	$0.26

See accompanying notes to unaudited consolidated financial statements,

including note 11 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $29,898.3 in 2004; $29,562.9 in 2003)	$30,559.0	$30,787.1
Equity securities (cost $85.3 in 2004; $117.0 in 2003)	92.7	128.7
Trading assets, at fair value	3.8	4.9
Mortgage loans on real estate, net	9,210.9	8,964.7
Real estate, net	113.9	123.4
Policy loans	968.0	963.2
Other long-term investments	498.5	194.6
Short-term investments, including amounts managed by a related party	1,748.3	1,970.3

Total investments	43,195.1	43,136.9
Cash	35.4	11.5
Accrued investment income	433.3	439.6
Deferred policy acquisition costs	3,585.8	3,329.9
Value of business acquired	510.5	523.0
Other intangible assets	51.5	52.3
Goodwill	382.9	406.7
Other assets	2,253.5	2,189.8
Assets held in separate accounts	62,114.0	60,937.6

Total assets	$112,562.0	$111,027.3

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$40,469.6	$39,988.4
Short-term debt	263.1	205.3
Long-term debt	1,405.8	1,405.6
Other liabilities	3,467.0	3,615.0
Liabilities related to separate accounts	62,114.0	60,937.6

Total liabilities	107,719.5	106,151.9

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized – 50.0 shares; issued and outstanding – none	—	—
Class A common stock, $0.01 par value; authorized – 750.0 shares; issued – 65.8 and 65.5 shares in 2004 and 2003, respectively; outstanding – 56.5 and 56.3 shares in 2004 and 2003, respectively	0.6	0.6
Class B common stock, $0.01 par value; authorized – 750.0 shares; issued and outstanding – 95.6 shares	1.0	1.0
Additional paid-in capital	1,623.1	1,614.3
Retained earnings	3,176.6	3,006.4
Accumulated other comprehensive income	295.4	504.9
Treasury stock	(251.2)	(247.6)
Other, net	(3.0)	(4.2)

Total shareholders’ equity	4,842.5	4,875.4

Total liabilities and shareholders’ equity	$112,562.0	$111,027.3

See accompanying notes to unaudited consolidated financial statements,

including note 11 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Six Months Ended June 30, 2004 and 2003

(Unaudited)

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Other, net	Total shareholders’ equity
Balance as of December 31, 2002	$0.6	$1.0	$1,606.8	$2,688.4	$400.3	$(245.1)	$(8.7)	$4,443.3

Comprehensive income:
Net income	—	—	—	168.5	—	—	—	168.5
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	—	265.2	—	—	265.2
Accumulated net gains on cash flow hedges, net of tax	—	—	—	—	0.2	—	—	0.2

Total comprehensive income								433.9

Cash dividends declared	—	—	—	(39.4)	—	—	—	(39.4)
Other, net	—	—	0.8	(0.1)	—	(2.5)	2.3	0.5

Balance as of June 30, 2003	$0.6	$1.0	$1,607.6	$2,817.4	$665.7	$(247.6)	$(6.4)	$4,838.3

Balance as of December 31, 2003	$0.6	$1.0	$1,614.3	$3,006.4	$504.9	$(247.6)	$(4.2)	$4,875.4

Comprehensive income:
Net income	—	—	—	223.8	—	—	—	223.8
Net unrealized losses on securities available-for-sale arising during the period, net of tax	—	—	—	—	(207.9)	—	—	(207.9)
Accumulated net losses on cash flow hedges, net of tax	—	—	—	—	(1.6)	—	—	(1.6)

Total comprehensive income								14.3

Cash dividends declared	—	—	—	(53.6)	—	—	—	(53.6)
Other, net	—	—	8.8	—	—	(3.6)	1.2	6.4

Balance as of June 30, 2004	$0.6	$1.0	$1,623.1	$3,176.6	$295.4	$(251.2)	$(3.0)	$4,842.5

See accompanying notes to unaudited consolidated financial statements,

including note 11 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$223.8	$168.5
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to policyholder account values	665.2	697.0
Capitalization of deferred policy acquisition costs	(303.1)	(352.2)
Amortization of deferred policy acquisition costs	219.8	184.1
Amortization and depreciation	92.3	81.0
Realized losses on investments, hedging instruments and hedged items	50.5	75.8
Decrease (increase) in accrued investment income	6.3	(33.2)
Increase in other assets	(63.9)	(655.1)
Increase (decrease) in policy liabilities	24.3	(44.2)
Increase in other liabilities	101.7	465.7
Other, net	21.8	7.7

Net cash provided by operating activities	1,038.7	595.1

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	2,167.0	2,258.7
Proceeds from sale of securities available-for-sale	902.9	1,173.4
Proceeds from repayments of mortgage loans on real estate	930.7	533.5
Proceeds from sale of real estate	11.7	15.7
Proceeds from repayments of policy loans and sale of other invested assets	67.6	47.6
Cost of securities available-for-sale acquired	(3,396.5)	(6,584.9)
Cost of mortgage loans on real estate acquired	(1,169.5)	(731.1)
Net change in short-term investments	211.8	(112.5)
Collateral (paid) received – securities lending, net	(157.8)	349.1
Other, net	(311.5)	(299.1)

Net cash used in investing activities	(743.6)	(3,349.6)

Cash flows from financing activities:
Net (payments on) proceeds from long-term debt	(1.3)	197.3
Net change in short-term debt	57.8	301.7
Cash dividends paid	(47.1)	(39.4)
Investment and universal life insurance product deposits	2,332.8	3,460.2
Investment and universal life insurance product withdrawals	(2,618.6)	(1,156.3)
Other, net	5.2	(1.8)

Net cash (used in) provided by financing activities	(271.2)	2,761.7

Net increase in cash	23.9	7.2
Cash, beginning of period	11.5	21.7

Cash, end of period	$35.4	$28.9

See accompanying notes to unaudited consolidated financial statements,

including note 11 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2004 and 2003

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries (NFS or collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature), which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K.

(2)	Reclassification

Certain items in the unaudited consolidated financial statements and related notes have been reclassified to conform to the current presentation.

(3)	Recently Issued Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability (FSP FAS 97-1), to clarify the guidance related to unearned revenue reserves (URR). The primary purpose of FSP FAS 97-1 is to address the practice question of whether Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1), issued by the American Institute of Certified Public Accountants (AICPA), restricts the application of the URR guidance in Statement of Financial Accounting Standards (SFAS) No. 97 to situations in which profits are expected to be followed by losses. Because the Company was computing its URR in accordance with FSP FAS 97-1 at the time SOP 03-1 was adopted, the issuance of FSP FAS 97-1 had no impact on the Company’s financial position or results of operations as of June 30, 2004.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. FSP FAS 106-1, Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-1), issued in January 2004, permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to defer accounting for the effects of the Act until the FASB issues guidance on how to account for the provisions of the Act. Under FSP FAS 106-1, the Company elected to defer recognition of the effects of the Act until the issuance of guidance. In May 2004, the FASB issued FSP FAS 106-2, Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2), which superceded FSP FAS 106-1 and provided guidance on accounting and disclosures related to the Act. Specifically, measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost on or after the date of enactment must reflect the effects of the Act. Adoption of FSP FAS 106-2, effective June 30, 2004, had no impact on the Company’s financial position or results of operations due the application of Company maximum contribution caps and because the Company does not apply to the government for benefit reimbursements.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on further guidance concerning the identification of and accounting for other-than-temporary impairments and disclosures for cost method investments, as required by EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). The Company will apply the additional guidance concerning other-than-temporary impairments during its third quarter beginning July 1, 2004, which is not expected to have a material impact on the Company’s financial position or results of operations, as the Company does not currently hold any material cost method investments.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

In addition, effective June 30, 2004, the Company revised its method of evaluating securities to be sold based on additional interpretation of the intent to hold criteria in EITF 03-1. The revision had no impact on the Company’s consolidated financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106 (SFAS 132R). SFAS 132R provides revised disclosure guidance for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans under existing guidance. Disclosures previously required under SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which was replaced by SFAS 132R, were retained. In addition, SFAS 132R requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans on both an interim period and annual basis. See note 9 for required disclosures. The Company adopted SFAS 132R effective December 31, 2003, except for the provisions relating to annual disclosures about estimated benefit payments, which will be adopted in the fourth quarter of 2004, as permitted by SFAS 132R.

In July 2003, the AICPA issued SOP 03-1 to address many topics. The most significant topic to the Company is the accounting for contracts with guaranteed minimum death benefits (GMDB). SOP 03-1 requires companies to evaluate the significance of a GMDB to determine whether a contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options, and sales inducements to contract holders. The Company adopted SOP 03-1 effective January 1, 2004, which resulted in a $3.4 million charge, net of tax, as the cumulative effect of adoption of this accounting principle.

The following table summarizes the components of cumulative effect adjustments recorded in the Company’s 2004 consolidated statements of income:

(in millions)	January 1, 2004
Increase in future policy benefits:
Ratchet interest crediting	$(12.3)
Secondary guarantees – life insurance	(2.4)
GMDB claim reserves	(2.0)
Guaranteed Minimum Income Benefits (GMIB) claim reserves	(0.4)

Subtotal	(17.1)
Adjustment to amortization of deferred policy acquisition costs related to above	11.9
Deferred federal income taxes	1.8

Cumulative effect of adoption of accounting principle, net of tax	$(3.4)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46). Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), states that consolidation is usually necessary when a company has a “controlling financial interest” in another company, a condition most commonly achieved via ownership of a majority voting interest. FIN 46 clarifies the application of ARB 51 to certain “variable interest entities” (VIEs) where: (i) the equity investors are not empowered to make sufficient decisions about the entity’s operations, or do not receive expected returns or absorb expected losses commensurate with their equity ownership; or (ii) the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. VIEs are consolidated by their primary beneficiary, which is a party having a majority of the entity’s expected losses, expected residual returns, or both. A company holding a significant variable interest in a VIE but not deemed the primary beneficiary is subject to certain disclosure requirements specified by FIN 46. FIN 46 applies to entities formed after January 31, 2003. In October 2003, the FASB delayed the implementation date of FIN 46 for VIEs formed prior to January 31, 2003 to interim periods ending after December 15, 2003, with earlier adoption permitted.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46R), which required all public companies to apply the provisions of FIN 46 or FIN 46R to special purpose entities created prior to February 1, 2003. Once adopted by an entity, FIN 46R replaces FIN 46. At a minimum, public companies were required to apply the provisions of FIN 46R or the unmodified provisions of FIN 46 to entities that were considered “special purpose entities” in practice and under applicable GAAP by the end of the first reporting period ending after December 15, 2003. Companies were permitted to apply either FIN 46 or FIN 46R to special purpose entities at the initial effective date on an entity-by-entity basis. The primary difference between FIN 46R and FIN 46 was the criteria to be followed in determining the primary beneficiary. The primary beneficiary could be different based on the two Interpretations.

Under the guidance in FIN 46, the Company was determined to be the primary beneficiary for the trusts that were established in connection with the issuance of mandatorily redeemable capital and preferred securities. With the issuance of FIN 46R and the revised criteria for determining the primary beneficiary, it was determined that the Company was not the primary beneficiary. Accordingly, the Company deconsolidated such trusts as of December 31, 2003. The Company adopted the remaining provisions of FIN 46R effective January 1, 2004. See Note 15 for further discussion.

(4)	Stock-Based Compensation

The Company sponsors the Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) covering selected employees, directors and agents of the Company and certain of its affiliates. The LTEP provides for the grant of any or all of the following types of awards: (i) stock options for shares of Class A common stock; (ii) stock appreciation rights (SARs), either in tandem with stock options or freestanding; (iii) restricted stock; (iv) performance shares and performance units; and (v) Nationwide value added, or NVA awards, which may be paid in cash or in shares of Class A Common stock (or a combination of cash and shares). The LTEP provides that it will remain in effect subject to the right of the Company’s Board of Directors to terminate it sooner, until all shares subject to the LTEP have been delivered under awards. However, in no event may any LTEP award of incentive stock options be granted on or after February 27, 2012. The number of shares of Class A common stock that may be issued under the LTEP, or as to which SARs or other awards may be granted, currently may not exceed 20.1 million. Stock options granted under the LTEP have ten-year terms. For the substantial majority of stock options granted under the LTEP, one third of the options vest and become fully exercisable at the end of each of three years of continued employment or upon retirement.

The following table summarizes the Company’s stock option activity and related information for the periods indicated:

	Six months ended June 30, 2004		Six months ended June 30, 2003
	Options on Class A common stock	Weighted average exercise price	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	8,315,880	$33.42	5,786,902	$38.37
Granted	940,012	37.95	2,877,642	23.34
Exercised	(302,759)	25.59	(38,067)	24.86
Cancelled	(262,165)	35.39	(188,387)	37.00

Outstanding, end of period	8,690,968	$34.13	8,438,090	$33.36

Exercisable, end of period	5,555,742	$36.16	3,884,319	$38.02

Weighted average fair value of options granted during the period		$9.79		$7.82

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2004:

	Options outstanding			Options currently exercisable
Range of exercise prices	Number	Weighted average remaining contractual lives	Weighted average exercise price	Number	Weighted average exercise price
$22.10 – $32.75	4,061,637	7.73	$24.68	2,228,138	$25.44
$34.30 – $48.13	4,629,331	6.94	$42.42	3,327,604	$43.33

The fair values of the stock options are estimated on the dates of grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Risk free interest rate	3.95%	3.02%	3.11%	2.63%
Dividend yield	2.10%	1.96%	2.01%	2.18%
Volatility factor	0.3072	0.3758	0.3133	0.4267
Weighted average expected option life	5.5 Years	5 Years	5.5 Years	5 Years

The Company has elected to continue to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under APB 25, no compensation expense is recognized because the stock option awards qualify as fixed awards and the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. SFAS 123 requires pro forma disclosures as if the Company had adopted the expense recognition provisions of that statement, which require the fair value of the options granted to be recorded as expense over the vesting period.

The following table summarizes the effect on net income and earnings per common share for the periods indicated if the Company had accounted for compensation cost for employee stock options in accordance with the fair value accounting method provided by SFAS 123:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2004	2003	2004	2003
As reported:
Net income	$104.2	$96.5	$223.8	$168.5
Basic earnings per common share	$0.69	$0.64	$1.47	$1.11
Diluted earnings per common share	$0.68	$0.63	$1.46	$1.11

Pro forma:
Net income	$101.8	$92.7	$217.9	$160.2
Basic earnings per common share	$0.67	$0.61	$1.43	$1.06
Diluted earnings per common share	$0.67	$0.61	$1.43	$1.05

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

(5)	Goodwill

The following table summarizes changes in the carrying value of goodwill by reportable segment for the periods indicated:

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Balance as of December 31, 2002	$23.8	$64.1	$300.5	$11.0	$399.4
Adjustments	(23.8)	—	30.7	0.4	7.3

Balance as of December 31, 2003	—	64.1	331.2	11.4	406.7
Adjustments	—	—	(23.8)	—	(23.8)

Balance as of June 30, 2004	$—	$64.1	$307.4	$11.4	$382.9

The adjustments to goodwill in 2003 reflect a $6.9 million increase related to final adjustments to fair value calculations of certain items estimated at the time of closing of the Nationwide Provident (defined below) acquisition, a $0.4 million true-up of the purchase price allocation of another acquisition, and a reclassification of goodwill previously allocated to the Individual Investments segment to the Individual Protection segment. This reclassification more appropriately allocated goodwill to the reporting segments based on the benefits they derive from the Nationwide Provident acquisition.

The 2004 activity reflects final adjustments to federal income tax reserve balances on Nationwide Provident’s (defined below) books resulting from the completion of all Internal Revenue Service audits of Nationwide Life Insurance Company of America (NLICA, or Nationwide Provident together with its subsidiaries) for periods prior to NFS’ acquisition of Nationwide Provident.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

(6)	Variable Annuity Contracts

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

The GMDB provides a specified minimum return upon death. Many, but not all, of these death benefits are spousal, whereby a death benefit will be paid upon death of the first spouse. The survivor has the option to terminate the contract or continue it and have the death benefit paid into the contract and a second death benefit paid upon the survivor’s death. The Company offers six primary GMDB types:

•

Return of premium – provides the greater of account value or total deposits made to the contract less any partial withdrawals and assessments, which is referred to as “net premiums.” There are two variations of this benefit. In general, there is no lock-in age for this benefit. However, for some contracts the GMDB reverts to the account value at a specified age, typically age 75.

•

Reset – provides the greater of a return of premium death benefit or the most recent five-year anniversary (prior to lock-in age) account value adjusted for withdrawals. For most contracts, this GMDB locks in at age 86 or 90, and for others the GMDB reverts to the account value at age 75, 85, 86 or 90.

•

Ratchet – provides the greater of a return of premium death benefit or the highest specified “anniversary” account value (prior to age 86) adjusted for withdrawals. Currently, there are three versions of ratchet, with the difference based on the definition of anniversary: monthaversary – evaluated monthly; annual – evaluated annually; and five-year – evaluated every fifth year.

•

Rollup – provides the greater of a return of premium death benefit or premiums adjusted for withdrawals accumulated at generally 5% simple interest up to the earlier of age 86 or 200% of adjusted premiums. There are two variations of this benefit. For certain contracts, this GMDB locks in at age 86, and for others the GMDB reverts to the account value at age 75.

•	Combo – provides the greater of annual ratchet death benefit or rollup death benefit. This benefit locks in at either age 81 or 86.

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

The GMAB is a living benefit that provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contract holder at the issuance of the variable annuity contract. In some cases, the contract holder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. In general, the GMAB requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of the dates indicated:

	June 30, 2004			December 31, 2003
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$9,643.9	$83.0	56	$9,713.8	$199.8	56
Reset	17,745.9	242.9	61	17,834.0	579.6	61
Ratchet	9,267.6	77.9	63	8,433.7	147.8	63
Roll-up	703.4	11.1	68	725.7	22.3	68
Combo	2,375.8	33.3	67	2,128.7	39.6	67

Subtotal	39,736.6	448.2	61	38,835.9	989.1	61
Earnings enhancement	272.8	11.0	60	314.1	10.9	59

Total-GMDB	$40,009.4	$459.2	61	$39,150.0	$1,000.0	61

GMAB:
5 Year	$271.4	$0.1	N/A	$80.8	$0.1	N/A
7 Year	373.3	0.3	N/A	126.4	$0.4	N/A
10 Year	192.2	0.3	N/A	43.4	$0.1	N/A

Total-GMAB	$836.9	$0.7	N/A	$250.6	$0.6	N/A

GMIB[2]:
Ratchet	$418.1	$—	N/A	$418.0	$—	N/A
Roll-up	1,134.7	—	N/A	1,132.1	—	N/A
Combo	1.0	—	N/A	1.1	—	N/A

Total-GMIB	$1,553.8	$—	N/A	$1,551.2	$—	N/A

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

Following is a rollforward of the liabilities for guarantees on variable annuity contracts reflected in the Company’s general account for the periods indicated:

(in millions)	GMDB	GMAB	GMIB	Total
Balance as of December 31, 2002	$13.7	$—	$—	$13.7
Expense provision	30.0	—	0.4	30.0
Net claims paid	(21.9)	—	—	(21.9)
Value of new business sold	—	4.7	—	4.7
Change in fair value	—	(0.4)	—	(0.4)

Balance as of December 31, 2003	21.8	4.3	0.4	26.1
Expense provision	18.6	—	0.1	18.7
Net claims paid	(14.4)	—	—	(14.4)
Value of new business sold	—	13.1	—	13.1
Change in fair value	—	(2.4)	—	(2.4)

Balance as of June 30, 2004	$26.0	$15.0	$0.5	$41.5

The following table summarizes account balances of contracts with guarantees that were invested in separate accounts as of the dates indicated:

(in millions)	June 30, 2004	December 31, 2003
Mutual funds:
Bond	$4,275.8	$4,640.5
Domestic equity	26,549.9	25,269.6
International equity	1,683.8	1,585.4

Total mutual funds	32,509.5	31,495.5
Money market funds	1,694.5	1,715.5

Total	$34,204.0	$33,211.0

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

The following assumptions and methodology were used to determine the GMDB claim reserves as of June 30, 2004 and December 31, 2003:

•	Data used was based on a combination of historical numbers and future projections involving 250 stochastically generated economic scenarios

•	Mean gross equity performance – 8.1%

•	Equity volatility – 18.7%

•	Mortality – 100% of Annuity 2000 table

•	Asset fees – equivalent to mutual fund and product loads

•	Discount rate – 8.0%

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

Lapse rate assumptions vary by duration as shown below:

Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	4.50%	5.50%	6.50%	8.50%	10.50%	10.50%	10.50%	17.50%	17.50%	17.50%
Maximum	4.50%	8.50%	11.50%	17.50%	22.50%	22.50%	22.50%	22.50%	22.50%	19.50%

GMABs are considered derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, resulting in the related liabilities being recognized at fair value, with changes in fair value reported in earnings, and therefore, excluded from the SOP 03-1 policy benefits.

GMIB claim reserves are determined each period by estimating the expected value of annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance as appropriate, with a related charge or credit to other benefits and claims in the period of evaluation if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in calculating GMIB claim reserves are consistent with those used for calculating GMDB claim reserves. In addition, the calculation of GMIB claim reserves assumes utilization ranges from a low of 3% when the contract holder’s annuitization value is 10% in the money to 100% utilization when the contract holder is 90% in the money.

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

The following table sets forth the Company’s calculations of basic and diluted earnings per share for the periods indicated:

	Three months ended June 30,
	2004			2003
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Basic and diluted net income	$104.2	$0.69	$0.68	$96.5	$0.64	$0.63

Weighted average common shares outstanding – basic	152.1			151.8
Dilutive effect of stock options	0.8			0.4

Weighted average common shares outstanding – diluted	152.9			152.2

	Six months ended June 30,
	2004			2003
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Income from continuing operations before cumulative effect of adoption of accounting principle	$227.2	$1.49	$1.48	$168.5	$1.11	$1.11
Cumulative effect of adoption of accounting principle, net of tax	(3.4)	(0.02)	(0.02)	—	—	—

Basic and diluted net income	$223.8	$1.47	$1.46	$168.5	$1.11	$1.11

Weighted average common shares outstanding – basic	152.0			151.8
Dilutive effect of stock options	0.9			0.3

Weighted average common shares outstanding – diluted	152.9			152.1

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

(8)	Comprehensive (Loss) Income

Comprehensive (loss) income includes net income and certain items that are reported directly within separate components of shareholders’ equity that bypass net income (other comprehensive income or loss). Other comprehensive (loss) income is comprised of: (1) net unrealized (losses) gains on securities available-for-sale, net of tax, adjusted for the related impacts on DAC, VOBA, future policy benefits and claims, and policyholder dividend obligation; and (2) accumulated net (losses) gains on cash flow hedges, net of tax.

The following table summarizes the Company’s other comprehensive (loss) income, before and after federal income tax benefit (expense), for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Net unrealized (losses) gains on securities available-for-sale arising during the period:
Gross	$(1,028.0)	$485.2	$(600.0)	$550.3
Adjustment to deferred policy acquisition costs	294.9	(107.5)	160.5	(130.9)
Adjustment to value of business acquired	22.9	(44.6)	11.9	(61.9)
Adjustment to future policy benefits and claims	82.2	(0.7)	47.1	(12.3)
Adjustment to policyholder dividend obligation	46.8	—	28.1	—
Related federal income tax benefit (expense)	203.5	(116.3)	123.5	(120.8)

Net unrealized (losses) gains	(377.7)	216.1	(228.9)	224.4

Reclassification adjustment for net losses on securities available-for-sale realized during the period:
Gross	24.3	8.6	32.2	62.8
Related federal income tax benefit	(8.4)	(3.0)	(11.2)	(22.0)

Net reclassification adjustment	15.9	5.6	21.0	40.8

Other comprehensive (loss) income on securities available-for-sale	(361.8)	221.7	(207.9)	265.2

Accumulated net (losses) gains on cash flow hedges:
Gross	(10.2)	0.2	(2.5)	0.3
Related federal income tax benefit (expense)	3.6	(0.1)	0.9	(0.1)

Other comprehensive (loss) income on cash flow hedges	(6.6)	0.1	(1.6)	0.2

Total other comprehensive (loss) income	$(368.4)	$221.8	$(209.5)	$265.4

Reclassification adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the first three and six months of 2004 and 2003.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

(9)	Pension Plans and Postretirement Benefits Other than Pensions

The following table summarizes the components of net periodic benefit cost for the Company’s pension plan as a whole for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Service cost	$29.8	$26.0	$59.6	$52.0
Interest cost	33.2	32.9	66.3	65.9
Expected return on plan assets	(40.5)	(39.2)	(81.0)	(78.4)
Recognized net actuarial loss	1.2	0.1	2.3	0.1
Amortization of prior service cost	0.8	1.2	1.6	2.3
Amortization of unrecognized transition asset	(0.4)	(0.4)	(0.7)	(0.7)

Net periodic benefit cost	$24.1	$20.6	$48.1	$41.2

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that the plan sponsor and all participating employers, including the Company, expected to contribute $130.0 million to the pension plan in 2004. Through June 30, 2004, $120.0 million had been contributed, including $24.3 million by the Company. The estimated contribution for the entire plan for the remainder of the year is $10.0 million. Tax planning strategies influence the timing of plan contributions.

The following table summarizes the components of net periodic benefit income for the Nationwide Provident pension plan for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Service cost	$0.3	$0.4	$0.6	$0.8
Interest cost	1.5	1.7	3.0	3.4
Expected return on plan assets	(2.1)	(2.2)	(4.3)	(4.5)

Net periodic benefit income	$(0.3)	$(0.1)	$(0.7)	$(0.3)

This plan is overfunded. Thus, no contributions are anticipated for 2004.

The following table summarizes the components of net periodic benefit cost for the Company’s postretirement benefit plan as a whole for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Service cost	$2.7	$2.5	$5.4	$5.0
Interest cost	5.1	4.9	10.2	9.8
Expected return on plan assets	(2.1)	(2.0)	(4.2)	(4.0)
Recognized net actuarial loss	1.2	1.0	2.5	1.9
Amortization of prior service cost	(3.4)	(3.4)	(6.8)	(6.8)

Net periodic benefit cost	$3.5	$3.0	$7.1	$5.9

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that the plan sponsor and all participating employers, including the Company, expected to contribute $20.7 million to the postretirement benefit plan in 2004. Through June 30, 2004, $8.0 million had been contributed, including $0.9 million by the Company. The estimated contribution for the entire plan for the remainder of the year is $12.7 million. Postretirement plan contributions are generally funded on a monthly basis.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

(10)	Nationwide Provident Acquisition

The Company originally recorded a liability totaling $3.8 million for anticipated severance costs associated with integration plans related to the Nationwide Provident acquisition that were contemplated at the time of closing, but not finalized and approved by management until June 2003. This amount was recorded as an adjustment to the purchase price allocation including an increase in goodwill of $2.5 million, net of taxes. As of June 30, 2004, $3.6 million had been paid against this liability. Other costs related to these integration activities are expensed as incurred.

(11)	Related Party Transactions

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

Amounts on deposit with a related party in cash management for the benefit of the Company were $650.4 million and $761.4 million as of June 30, 2004 and December 31, 2003, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of June 30, 2004 and December 31, 2003, the Company had no borrowings outstanding from affiliated entities under such agreements. During the first six months of 2004 and 2003, the maximum outstanding borrowings under such agreements were $126.6 million and $67.3 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these periods were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained from unaffiliated parties.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of June 30, 2004 and 2003, customer allocations to GGI funds totaled $16.76 billion and $13.48 billion, respectively. For the quarter ended June 30, 2004 and 2003, GGI paid the Company $13.5 million and $10.2 million, respectively, for the distribution and servicing of these funds, compared to $26.2 million and $19.9 million for the first six months of 2004 and 2003, respectively. In addition, the Company entered into a renewable three-year Marketing and Support Services Agreement with GGI effective June 28, 2002. Under this agreement, the Company receives quarterly fees of $1.0 million in exchange for certain marketing and support of GGI product offerings.

(12)	Contingencies

The Company is a party to litigation and arbitration proceedings in the ordinary course of its business. It is not possible to determine the ultimate outcome of the pending investigations and legal proceedings or to provide reasonable ranges of potential losses. Some of the matters referred to below are in very preliminary stages, and the Company does not have sufficient information to make an assessment of plaintiffs’ claims for liability or damages. In some of the cases seeking to be certified as class actions, the court has not yet decided whether a class will be certified or (in the event of certification) the size of the class and class period. In many of the cases, plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages and equitable remedies, that are difficult to quantify and cannot be defined based on the information currently available. The Company does not believe, based on information currently known by the Company’s management, that the outcomes of such pending investigations and legal proceedings are likely to have a material adverse effect on the Company’s consolidated financial position. However, given the large and/or indeterminate amounts sought in certain of these matters and inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Company’s consolidated financial results in a particular quarterly or annual period.

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

The financial services industry, including mutual fund, variable annuity and distribution companies, has been the subject of increasing scrutiny by regulators, legislators and the media over the past year. Numerous regulatory agencies, including the Securities and Exchange Commission (SEC), the National Association of Securities Dealers and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund companies on those issues. Investigations and enforcement actions have also been commenced, on a smaller scale, regarding the sales practices of mutual fund and variable annuity distributors. These legal proceedings are expected to continue in the future. These investigations and proceedings could result in legal precedents and new industry-wide legislation, rules or regulations that could significantly affect the financial services industry, including variable annuity companies. The Company has been contacted by regulatory agencies for information relating to market timing, late trading, distribution and service provider compensation arrangements, and sales practices. The SEC, in conjunction with the New York State Attorney General, is conducting an investigation of market timing in certain international and global mutual funds offered in insurance products sponsored by the Company. The Company is cooperating with these regulatory agencies and is responding to those information requests.

On April 13, 2004, Nationwide Life Insurance Company (NLIC) was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff purports to represent a class of persons in the United States who, through their ownership of a Nationwide annuity or insurance product, held units of any Nationwide sub-account invested in mutual funds which included foreign securities in their portfolios and which allegedly experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. The plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. The plaintiffs moved to remand on June 28, 2004. This lawsuit is in a preliminary stage, and NLIC intends to defend it vigorously.

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation, (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders, (3) civil conspiracy, and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the complaint on June 1, 2004. The Company intends to defend this lawsuit vigorously.

On October 31, 2003, NLIC was named in a lawsuit seeking class action status filed in the United States District Court for the District of Arizona entitled Robert Helman et al v. Nationwide Life Insurance Company et al. The suit challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, the plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or Nationwide Life and Annuity Insurance Company (NLAIC) which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. NLIC filed a motion to dismiss the complaint on May 24, 2004. On July 27, 2004, the court granted NLIC’s motion to dismiss. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. NLIC intends to defend this lawsuit vigorously.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

On May 1, 2003, NLIC was named in a class action lawsuit filed in the United States District Court for the Eastern District of Louisiana entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The complaint alleges that in 2001, plaintiff Edward Miller purchased three group modified single premium variable annuities issued by NLIC. The plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contracts that contract holders could transfer assets without charge among the various funds available through the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. The plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. The plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar contracts issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. NLIC’s motion to dismiss the complaint was granted by the Court on October 28, 2003. The plaintiff has appealed that dismissal to the United Stated Court of Appeals for the Fifth Circuit. NLIC intends to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 5, 2001 to include class action allegations and have subsequently amended their complaint three times. As amended, in the current complaint the plaintiffs seek to represent a class of ERISA qualified retirement plans that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that the Company breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by the Company, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On December 13, 2001, the plaintiffs filed a motion for class certification. The plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On January 30, 2004, the Company filed a Revised Memorandum in Support of Summary Judgment. The plaintiffs have opposed that motion. The Company intends to defend this lawsuit vigorously.

On October 9, 2003, Nationwide Life Insurance Company of America (NLICA) was named as one of twenty-six defendants in a lawsuit filed in the United States District Court for the Middle District of Pennsylvania entitled Steven L. Flood, Luzerne County Controller and the Luzerne County Retirement Board on behalf of the Luzerne County Employee Retirement System v. Thomas A. Makowski, Esq., et al. NLICA is a defendant as successor in interest to Provident, which is alleged to have entered into four agreements to manage assets and investments of the Luzerne County Employee Retirement System (the Plan). In their complaint, the plaintiffs allege that NLICA aided and abetted certain other defendants in breaching their fiduciary duties to the Plan. The plaintiffs also allege that NLICA violated the Federal Racketeer Influenced and Corrupt Organizations Act by engaging in and conspiring to engage in an improper scheme to mismanage funds in order to collect excessive fees and commissions and that NLICA was unjustly enriched by the allegedly excessive fees and commissions. The complaint seeks treble compensatory damages, punitive damages, a full accounting, imposition of a constructive trust on all funds paid by the Plan to all defendants, pre- and post-judgment interest, and costs and disbursements, including attorneys’ fees. The plaintiffs seek to have each defendant judged jointly and severally liable for all damages. NLICA, along with virtually every other defendant, has filed a motion to dismiss the complaint for failure to state a claim. The plaintiffs have filed their response to the motions to dismiss. NLICA intends to defend this lawsuit vigorously.

(13)	Securitization Transactions

As of June 30, 2004, the Company had sold $394.9 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 4.85% to 5.25% and as of June 30, 2004 held guarantee reserves totaling $3.9 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.08 billion. The Company does not anticipate making any payments related to the guarantees.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. None of the stabilization collateral had been released into income during the second quarter of 2004 compared to $0.2 million during the second quarter of 2003 and compared to $0.1 million and $2.0 million during the first six months of 2004 and 2003, respectively.

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

(14)	Segment Information

Management of the Company views its business primarily based on the underlying products, and this is the basis used for defining its reportable segments. During the second quarter of 2004, the Company reorganized its segment reporting structure and now reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The Company has reclassified segment results for all prior periods presented to be consistent with the new reporting structure. The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes and cumulative effect of adoption of accounting principles, if any, to exclude net realized gains and losses on investments, hedging instruments and hedged items, except for periodic net coupon settlements on non-qualifying derivatives and realized gains and losses related to securitizations, if any.

The Individual Investments segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, Nationwide Provident individual annuity products, deferred fixed annuity products, income products, and advisory services program revenues and expenses. This segment differs from the former Individual Annuity segment due to the addition of the advisory services program results. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. This segment differs from the former Institutional Products segment because it no longer includes the results of the structured products and medium-term note businesses. The private sector includes Internal Revenue Code (IRC) Section 401(k) business generated through fixed and variable annuities, Nationwide Trust Company, FSB, and The 401(k) Company. The public sector includes IRC Section 457 business in the form of fixed and variable annuities and administration-only business.

The Individual Protection segment consists of investment life products, including individual variable life and corporate-owned life insurance (COLI) products, traditional life insurance products, universal life insurance and the results of TBG Insurance Services Corporation (TBG Financial). This segment is unchanged from the former Life Insurance segment. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

The Corporate and Other segment includes structured products business, the medium-term note program, net investment income not allocated to the three product segments, periodic net coupon settlements on non-qualifying derivatives, unallocated expenses, interest expense on debt, revenues and expenses of the Company’s non-insurance subsidiaries not reported in other segments, and realized gains and losses related to securitizations. This segment differs from the former Corporate segment as it now includes results from the structured products and medium-term note businesses, but no longer includes results from the advisory services program.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the Company’s business segment operating results for the three months ended June 30, 2004 and 2003 (including reclassifications related to the segment reorganization):

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2004
Revenues:
Net investment income	$223.5	$159.4	$115.7	$48.6	$547.2
Other operating revenue	152.2	89.5	216.8	26.2	484.7
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(34.0)	(34.0)

Total revenues	375.7	248.9	332.5	40.8	997.9

Benefits and expenses:
Interest credited to policyholder account values	156.1	108.8	47.9	17.2	330.0
Amortization of deferred policy acquisition costs	71.4	10.4	26.9	—	108.7
Amortization of value of business acquired	2.0	1.2	10.7	—	13.9
Interest expense on debt	—	—	—	25.5	25.5
Other benefits and expenses	83.9	81.5	191.6	27.0	384.0

Total benefits and expenses	313.4	201.9	277.1	69.7	862.1

Income (loss) from continuing operations before federal income tax expense	62.3	47.0	55.4	(28.9)	$135.8

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	34.0

Pre-tax operating earnings	$62.3	$47.0	$55.4	$5.1

2003
Revenues:
Net investment income	$221.3	$167.4	$113.4	$53.7	$555.8
Other operating revenue	133.0	68.9	223.6	18.6	444.1
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(22.5)	(22.5)

Total revenues	354.3	236.3	337.0	49.8	977.4

Benefits and expenses:
Interest credited to policyholder account values	168.3	114.3	46.6	21.1	350.3
Amortization of deferred policy acquisition costs	58.1	10.2	32.0	—	100.3
Amortization of value of business acquired	1.6	0.5	10.2	—	12.3
Interest expense on debt	—	—	0.1	24.1	24.2
Other benefits and expenses	79.6	74.0	194.6	15.0	363.2

Total benefits and expenses	307.6	199.0	283.5	60.2	850.3

Income (loss) from continuing operations before federal income tax expense	46.7	37.3	53.5	(10.4)	$127.1

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	22.5

Pre-tax operating earnings	$46.7	$37.3	$53.5	$12.1

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the Company’s business segment operating results for the six months ended June 30, 2004 and 2003 (including reclassifications related to the segment reorganization):

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2004
Revenues:
Net investment income	$455.8	$321.2	$232.7	$106.0	$1,115.7
Other operating revenue	299.5	174.9	438.1	47.2	959.7
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(50.5)	(50.5)

Total revenues	755.3	496.1	670.8	102.7	2,024.9

Benefits and expenses:
Interest credited to policyholder account values	316.4	218.9	95.0	34.9	665.2
Amortization of deferred policy acquisition costs	146.0	20.1	53.7	—	219.8
Amortization of value of business acquired	4.2	2.3	19.9	—	26.4
Interest expense on debt	—	—	—	50.9	50.9
Other benefits and expenses	166.4	161.9	386.1	47.1	761.5

Total benefits and expenses	633.0	403.2	554.7	132.9	1,723.8

Income (loss) from continuing operations before federal income tax expense	122.3	92.9	116.1	(30.2)	$301.1

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	50.5

Pre-tax operating earnings	$122.3	$92.9	$116.1	$20.3

Assets as of period end	$54,004.2	$31,017.1	$16,651.0	$10,889.7	$112,562.0

2003
Revenues:
Net investment income	$435.9	$334.1	$227.9	$104.9	$1,102.8
Other operating revenue	264.7	135.9	452.2	35.9	888.7
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(75.8)	(75.8)

Total revenues	700.6	470.0	680.1	65.0	1,915.7

Benefits and expenses:
Interest credited to policyholder account values	329.0	231.0	94.6	42.4	697.0
Amortization of deferred policy acquisition costs	104.7	21.9	57.5	—	184.1
Amortization of value of business acquired	4.0	1.0	17.8	0.1	22.9
Interest expense on debt	—	—	0.1	46.8	46.9
Other benefits and expenses	179.0	148.1	393.4	28.0	748.5

Total benefits and expenses	616.7	402.0	563.4	117.3	1,699.4

Income (loss) from continuing operations before federal income tax expense	83.9	68.0	116.7	(52.3)	$216.3

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	75.8

Pre-tax operating earnings	$83.9	$68.0	$116.7	$23.5

Assets as of period end	$48,031.6	$29,351.9	$15,122.8	$12,171.8	$104,678.1

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

(15)	Variable Interest Entities

As of June 30, 2004, the Company had relationships with ten VIEs where the Company was the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured products transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Tax Credit Funds to third party investors where the Company provides guaranteed returns (see note 13). Effective January 1, 2004, the Company began applying the provisions of FIN 46R to these entities. FIN 46R did not require the restatement of any prior periods. As such, for periods subsequent to December 31, 2003, the results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities and related income in the accompanying consolidated financial statements.

The net assets of these VIEs totaled $299.2 million as of June 30, 2004. The most significant components of net assets were $37.9 million of mortgage loans on real estate, $334.5 million of other long-term investments, $31.8 million of other assets, $38.3 million of short-term debt, and $119.0 million of other liabilities. The total exposure to loss on these VIEs where the Company is the primary beneficiary was less than $0.1 million as of June 30, 2004. For the mortgage loan VIE, to which the short-term debt relates, the creditors have no recourse against the Company in the event of default by the VIE.

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in a number of Tax Credit Funds where the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 8 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in securitization transactions that qualify as VIEs, but for which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $47.0 million as of June 30, 2004.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The information included herein contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of Nationwide Financial Services, Inc. and subsidiaries (NFS or collectively, the Company). These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities:

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

(x)

Changes in interest rates and the equity markets causing a reduction of investment income and/or asset fees; an acceleration of the amortization of deferred policy acquisition costs (DAC) and/or value of business acquired (VOBA); reduction in the value of the Company’s investment portfolio or separate account assets, or a reduction in the demand for the Company’s products;

(xi)	General economic and business conditions which are less favorable than expected;

(xii)	Competitive, regulatory or tax changes that affect the cost of, or demand for, the Company’s products;

(xiii)	Unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

(xiv)	Deviations from assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts and in pricing the Company’s products; and

(xv)	Adverse litigation results and/or resolution of litigation and/or arbitration or investigation results.

Introduction

The following analysis of unaudited consolidated results of operations and financial condition of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

NFS is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies (Nationwide), including Nationwide Life Insurance Company of America (NLICA, or Nationwide Provident together with its subsidiaries). The Company is a leading provider of long-term savings and retirement products in the United States of America. The Company develops and sells a diverse range of products including individual annuities, private and public group retirement plans, other investment products sold to institutions, life insurance and advisory services. As a result of its initial public offering in March 1997 and subsequent stock related transactions since that date, including the issuance of 31.9 million shares in connection with the acquisition of Nationwide Provident, 37.1% of the economic interest in NFS is publicly owned, with the remainder owned by Nationwide Corporation (Nationwide Corp.), which is a majority-owned subsidiary of Nationwide Mutual Insurance Company (NMIC).

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

Deferred Policy Acquisition Costs for Investment Products and Universal Life Insurance Products

The Company has deferred the costs of acquiring business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated future gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges, less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in note 2(b) to the audited consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K.

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 8% growth per year. If actual net separate account performance varies from the 8% assumption, the Company assumes different performance levels over the next three years such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the Standard & Poor’s (S&P) 500 Index, the Company’s policy regarding the reversion to the mean process does not permit such returns to be negative or in excess of 15% during the three-year reversion period.

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

The Company evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters due to the magnitude of DAC balance related to the individual variable annuity business, the sensitivity of the calculation to minor changes in the underlying assumptions, and the related volatility that could result in the reported DAC balance without meaningful improvement to its reasonableness. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and the Company determines it is not reasonably possible to get back within this period of time, assumptions are required to be unlocked and the DAC is recalculated using revised best estimate assumptions. Otherwise, DAC is not unlocked to reflect updated assumptions. If DAC assumptions were unlocked and revised, the Company would continue to use the reversion to the mean process.

For other investment products and universal life insurance products, DAC is adjusted each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently in the consolidated statements of income.

Value of Business Acquired

As a result of the acquisition of Nationwide Provident in 2002 and the application of purchase accounting, the Company reports an intangible asset representing the estimated fair value of the business in-force and the portion of the purchase price that was allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts existing as of the closing date of the Nationwide Provident acquisition. The value assigned to VOBA is supported by an independent valuation study that was commissioned by the Company and executed by a team of qualified valuation experts, including actuarial consultants. The expected future cash flows used in determining such value were based on actuarially determined projections by major line of business of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, changes in reserves, operating expenses, investment income and other factors. These projections considered all known or expected factors at the valuation date based on the judgment of management. The actual experience on purchased business may vary from projections due to differences in renewal premiums, investment spreads, investment gains or losses, mortality and morbidity costs, or other factors.

Amortization of VOBA occurs with interest over the anticipated lives of the major lines of business to which it relates (initially ranging from 13 to 30 years) in relation to estimated gross profits, gross margins or premiums, as appropriate. If estimated gross profits, gross margins or premiums differ from expectations, the amortization of VOBA is adjusted on a retrospective or prospective basis, as appropriate. The VOBA asset related to investment products and universal life insurance products is adjusted annually for the impact of net unrealized gains and losses on securities available-for-sale had such gains and losses been realized and allocated to the product lines, as described in note 2(b) to the consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K. The recoverability of VOBA is evaluated annually. If the evaluation indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business acquired, is insufficient to recover VOBA, the difference, if any, is charged to expense as accelerated amortization of VOBA.

For those products amortized in relation to estimated gross profits, the most significant assumptions involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 8%. If actual net separate account performance varies from the 8% assumption, the Company assumes different performance levels over the next three years such that the mean return equals the long-term assumption. The assumed net separate account return assumptions used in the VOBA models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s policy regarding the reversion to the mean process does not permit such returns to be negative or in excess of 15% during the three-year reversion period.

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

Under the Company’s accounting policy, for debt and equity securities that can be contractually prepaid or otherwise settled in a way that may limit the Company’s ability to fully recover cost, an impairment is deemed to be other-than-temporary unless the Company has both the ability and intent to hold the investment for a reasonable period until the security’s forecasted recovery and evidence exists indicating that recovery will occur in a reasonable period of time. Also, the Company estimates cash flows over the life of purchased beneficial interests in securitized financial assets. If the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value based on current information and events, and if there has been an adverse change in estimated cash flows since the last revised estimate, considering both timing and amount, then the Company recognizes an other-than-temporary impairment and writes down the purchased beneficial interest to fair value.

For other debt securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost/cost; specific credit issues and financial prospects related to the issuer; the Company’s intent to hold or dispose of the securities; and current economic conditions.

Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment.

Impairment losses are recorded on investments in long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Significant changes in the factors the Company considers when evaluating investments for impairment losses, including significant deterioration in the credit worthiness of individual issuers, could result in a significant change in impairment losses reported in the unaudited consolidated financial statements.

Valuation Allowances for Mortgage Loans on Real Estate

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

Significant changes in the factors the Company considers in determining the valuation allowance for mortgage loans on real estate could result in a significant change in the valuation allowance reported in the unaudited consolidated financial statements.

Federal Income Taxes

The Company provides for federal income taxes based on amounts the Company believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the unaudited consolidated financial statements.

Goodwill

In connection with acquisitions of operating entities, the Company recognizes the excess of the purchase price over the fair value of net assets acquired as goodwill. In accordance with GAAP, goodwill is not amortized but is evaluated for impairment periodically at the reporting unit level. The Company conducts annual goodwill impairment testing in the fourth quarter. In addition, during each reporting period, the underlying components of goodwill are evaluated to determine whether conditions exist which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting units, including the method used to determine fair value; discount rates; expected levels of cash flows, revenues and earnings; and the selection of comparable companies used to develop market-based assumptions.

Management believes all judgments and assumptions made in connection with goodwill impairment testing are reasonable based on the underlying facts and circumstances evaluated. However, variances in actual results from expectations or changes in expectations for future cash flows, revenues and/or earnings could result in significant future goodwill impairment charges.

Pension and Other Postretirement Employee Benefits

Pension and other postretirement employee benefit (OPEB) assumptions are revised annually in conjunction with preparation of the Company’s Annual Report on Form 10-K. The annual 2003 pension expense for substantially all of the Company’s employees and certain agents totaled $12.3 million. This was an increase of $0.8 million over the 2002 pension expense of $11.5 million and primarily was due to the impact of the inclusion of Nationwide Provident for a full year, low interest rates and declines in the equity markets in 2002. For the Company’s primary pension plan, the discount rate used to value cash flows was lowered to 6.00% for 2003 expenses from 6.50% for 2002, and the long-term expected rate of return on plan assets was lowered to 7.75% for 2003 from 8.25% for 2002.

The annual 2003 OPEB expense for substantially all of the Company’s employees, and in 2003 certain agents, totaled $3.3 million, a decrease of $0.4 million from the annual 2002 OPEB expense of $3.7 million. This decrease primarily related to reductions in benefits provided by the plan. The discount rate used to value cash flows was lowered to 6.60% for 2003 expenses from 7.25% for 2002, and the long-term expected rate of return on plan assets was lowered to 7.50% for 2003 from 7.75% for 2002.

In establishing the discount rate and the long-term expected rate of return on plan assets, the Company employs a prospective building block approach. This process is integrated with the determination of other economic assumptions such as salary scale. For a given measurement date, the discount rate is set by reference to the yield on high-quality corporate bonds to approximate the rate at which plan benefits could effectively be settled. For pension benefits, a downward adjustment in the discount rate is included for plan administration and other expenses likely to be charged by an insurer. Since the liability for postretirement benefits includes both claims and administration expenses, a similar downward adjustment is not appropriate for the other postretirement benefits discount rate. The historical real rate of return for the reference bonds is subtracted from the yield on these bonds to generate an assumed inflation rate. Expected real rate of return on various asset sub-classes is developed based on historic risk premiums for those sub-classes. The expected real rates of return, reduced for investment expenses, are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return varies by plan and changes when the plan’s target investment portfolio changes. The expected long-term rate of return for plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market do not impact the expected risk premiums. However, as the yield for the reference bonds fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

The following illustrates the impact of changes in individual assumptions (without changing any other assumption) on expenses in 2003 and going forward: (1) a 50 basis point increase in the pension discount rate would have decreased 2003 pension expense by approximately 10%, and a 50 basis point increase in the pension long-term expected rate of return would have decreased 2003 pension expense by approximately 12%; (2) a 50 basis point increase in the OPEB discount rate would have decreased 2003 OPEB expense by approximately 14%, and a 50 basis point increase in the OPEB long-term expected rate of return would have decreased 2003 OPEB expense by approximately 3%.

Results of Operations

Revenues

Total revenues for second quarter 2004 increased to $997.9 million compared to $977.4 million for the same period in 2003. For the first six months of 2004 and 2003, total revenues were $2.02 billion and $1.92 billion, respectively. The growth in both 2004 periods primarily was driven by an increase in policy charges driven by improved equity market returns and a decline in net realized losses on investments, hedging instruments and hedged items, partially offset by a decline in life insurance premiums.

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

The following table summarizes policy charges for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Asset fees	$156.8	$132.6	$314.1	$257.8
Cost of insurance charges	94.3	92.9	187.9	185.7
Administrative fees	27.4	27.6	57.5	59.6
Surrender fees	28.5	25.4	53.6	49.9

Total policy charges	$307.0	$278.5	$613.1	$553.0

Asset fees totaled $156.8 million in second quarter 2004 compared to $132.6 million in second quarter 2003, while year-to-date 2004 asset fees totaled $314.1 million compared to $257.8 million a year ago. The increases were due to changes in the market value of the investment options underlying the account values, which have followed the general upward trends of the equity markets.

Net investment income includes the investment income earned on investments supporting fixed annuities, the medium-term note program, certain life insurance products and invested assets not allocated to product segments, net of related investment expenses. Net investment income in the second quarter of 2004 was $8.6 million, or 2%, lower than the same period a year ago primarily due to lower mortgage loan prepayments and bond call premium. Net investment income increased from $1.10 billion in the first six months of 2003 to $1.12 billion in the first six months of 2004. The increase primarily was due to higher mortgage loan prepayments and bond call premium income in the first quarter of 2004 as a result of the low interest rate environment.

The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are included as realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair values of derivatives qualifying as fair value hedges; changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of non-qualifying derivatives; and periodic net coupon settlements on non-qualifying derivatives.

Net realized losses on investments, hedging instruments and hedged items totaled $31.8 million in second quarter 2004, compared to $18.2 million in second quarter 2003, and included other-than-temporary impairments of $32.4 million and $34.4 million in the second quarter of 2004 and 2003, respectively. For the first six months of 2004, net realized losses on investments, hedging instruments and hedged items totaled $45.3 million compared to $67.2 million for the first six months of 2003 and included other-than-temporary impairments of $52.4 million and $110.3 million respectively. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $0.6 million in second quarter 2004 compared to $16.2 million of net gains in second quarter 2003, while year-to-date 2004 net realized gains related to non-impairment activity totaled $7.1 million compared to $43.1 million for the same period a year ago.

Other income includes management fees, commissions and other income earned by subsidiaries of the Company that provide administration, marketing and distribution services. The increase in other income to $76.1 million in second quarter 2004 from $54.1 million in second quarter 2003 reflects an increase in the number of private sector retirement plans sold through Nationwide Trust Company, FSB (Nationwide Trust Company).

Benefits and Expenses

Interest credited to policyholder account values totaled $330.0 million in second quarter 2004 compared to $350.3 million in second quarter 2003, while year-to-date 2004 interest credited totaled $665.2 million compared to $697.0 million a year ago and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s medium-term note program and certain life insurance products. The decrease in interest credited reflects lower crediting rates in the Individual Investments segment and the private sector in the Retirement Plans segment in response to lower market interest rates, partially offset by increases in account values. Crediting rates for fixed individual annuities in second quarter 2004 were 4.00%, compared to 4.51% a year ago. Crediting rates for the private sector were 4.29%, compared to 4.82% a year ago. The increase in market interest rates in second quarter 2004 does not appear immediately in interest credited due to the timing of rate reset dates, which are typically annual or quarterly.

Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. Other benefits and claims in the second quarter of 2004 decreased $3.9 million, or 3% from the same period a year ago and decreased from $289.6 million in the first six months of 2003 to $261.8 million in the first six months of 2004. The declines primarily were due to a decrease in the provision for future policy benefits for immediate annuities as a result of lower production.

Policyholder dividends on participating policies decreased slightly in second quarter 2004 primarily due to an increase in dividends within the group life business. For the first six months of 2004, policyholder dividends on participating policies decreased 9% due to a reduction in dividend scale due to lower interest rates

Amortization of DAC increased to $108.7 million in the second quarter of 2004 compared to $100.3 million in the second quarter of 2003. On a year-to-date basis, DAC amortization totaled $219.8 million in 2004 compared to $184.1 million in 2003. The increase in DAC amortization expense primarily was attributable to the Individual Investments segment due to higher estimated gross profits on the underlying business.

The $1.3 million increase in interest expense in the second quarter of 2004 compared to a year ago was due to an increase in short-term debt. The $4.0 million increase in interest expense for the first half of 2004 was due to higher short-term debt and the issuance of $200.0 million of senior notes in February 2003.

Other operating expenses increased 13% to $226.1 million in the second quarter of 2004 compared to $200.8 million in the second quarter of 2003. For the first six months of 2004, operating expenses were $451.3 million, up 11% from $405.7 million for the first six months of 2003. The increase reflects higher advertising, promotion and employee compensation and benefits expenses.

Federal income tax expense was $31.6 million and $30.6 million for the second quarter of 2004 and 2003, respectively. These amounts represent effective tax rates of 23.3% for the second quarter of 2004 and 24.1% in 2003. For the first six months of 2004 and 2003, federal income tax expense was $73.9 million and $47.8 million, representing effective rates of 24.5% and 22.1%, respectively. The year-to-date effective tax rate increased slightly because permanent items, primarily the dividends received deduction, grew at a lesser rate than pre-tax earnings.

Cumulative Effect of Adoption of Accounting Principle

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses many topics. The most significant topic to the Company is the accounting for contracts with GMDBs. SOP 03-1 requires companies to evaluate the significance of a GMDB to determine whether a contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options, and sales inducements to contract holders. The Company adopted SOP 03-1 effective January 1, 2004, which resulted in a $3.4 million charge, net of tax, as the cumulative effect of adoption of this accounting principle. Also, see note 3 to the unaudited consolidated financials statements included in this report.

Sales

The Company regularly monitors and reports a production volume metric titled “sales.” Sales or similar measures are commonly used in the insurance industry as a measure of the volume of new and renewal business generated in a period.

Sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP, including sales as it relates to non-insurance companies. Additionally, the Company’s definition of sales might differ from that used by other companies. As used in the insurance industry, sales, or similarly titled measures, generate customer funds managed and administered, which ultimately drive revenues.

As calculated and analyzed by the Company, statutory premiums and deposits on individual and group annuities and life insurance products calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and deposits on administration-only group retirement plans and the advisory services program are adjusted as described below to arrive at sales.

Life insurance premiums determined on a GAAP basis are significantly different than statutory premiums and deposits. Life insurance premiums determined on a GAAP basis are recognized as revenue when due, as calculated on an accrual basis in proportion to the service provided and performance rendered under the contract. In addition, many life insurance and annuity products involve an initial deposit or a series of deposits from customers. These deposits are accounted for as such on a GAAP basis and therefore are not reflected in the GAAP income statement. On a statutory basis, life insurance premiums collected (cash basis) and deposits received (cash basis) are aggregated and reported as revenues in the line item statutory premiums and deposits.

Sales, as reported by the Company, are stated net of internal replacements, which the Company believes provides a more meaningful disclosure of production in a given period. In addition, the Company’s definition of sales excludes funding agreements issued under the Company’s medium-term note program; large case bank-owned life insurance (BOLI); large case retirement plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons and, therefore, are excluded from sales.

The Company believes that the presentation of sales as measured for management purposes enhances the understanding of the Company’s business and helps depict longer-term trends that may not be apparent in the results of operations due to differences between the timing of sales and revenue recognition.

The Company’s flagship products are marketed under The BEST of AMERICA® brand and include individual variable and group annuities, group private sector retirement plans sold through Nationwide Trust Company and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand names.

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under Internal Revenue Code (IRC) Section 457. The Company utilizes its sponsorship by the National Association of Counties, The United States Conference of Mayors and The International Association of Firefighters when marketing IRC Section 457 products.

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$1,033.3	$1,108.8	$2,103.7	$2,323.3
Private label annuities	102.3	188.5	254.6	366.0
Nationwide Provident and other	1.8	2.9	3.8	4.8

Total individual variable annuities	1,137.4	1,300.2	2,362.1	2,694.1
Individual fixed annuities	232.8	428.2	444.7	1,004.1
In retirement	35.1	38.6	70.0	79.2
Advisory services program	43.9	1.2	66.8	1.7

Total Individual Investments	1,449.2	1,768.2	2,943.6	3,779.1

Retirement Plans
Private sector pension plan:
The BEST of AMERICA annuity products	411.6	512.9	916.5	1,135.3
The BEST of AMERICA trust products	768.5	469.3	1,680.3	943.5
The 401(k) Company	226.1	177.0	486.6	368.1
Nationwide Provident products	64.7	88.9	188.3	170.7
Other	5.9	7.6	15.1	17.1

Total private sector pension plan	1,476.8	1,255.7	3,286.8	2,634.7

Public sector pension plan:
IRC Section 457 annuities	366.5	336.7	773.2	679.1
Administration-only agreements	557.3	466.2	1,026.5	781.3

Total public sector pension plan	923.8	802.9	1,799.7	1,460.4

Total Retirement Plans	2,400.6	2,058.6	5,086.5	4,095.1

Individual Protection
The BEST of AMERICA variable life series	109.8	104.7	217.8	218.6
Nationwide Provident variable life products	65.0	63.2	131.4	133.4
Corporate-owned life insurance	129.0	94.8	346.9	355.2
Traditional/universal life insurance	127.2	115.9	252.9	226.2

Total Individual Protection	431.0	378.6	949.0	933.4

Total sales	$4,280.8	$4,205.4	$8,979.1	$8,807.6

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer base include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, life insurance specialists and representatives of certain certified public accounting (CPA) firms. Representatives of the Company who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), Nationwide Provident producers, Nationwide agents, The 401(k) Company and TBG Insurance Services Corporation (TBG Financial). The Company also distributes products through the agency distribution force of its ultimate parent, NMIC.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Non-affiliated:
Independent broker/dealers	$1,230.8	$1,042.5	$2,795.4	$2,207.0
Financial institutions	684.3	1,017.1	1,396.4	2,165.1
Wirehouse and regional firms	526.0	473.3	1,072.7	1,043.8
Pension plan administrators	118.9	150.1	262.7	333.8
Life insurance specialists	101.7	74.7	238.4	237.4
CPA channel	68.0	13.6	110.0	29.8

Total non-affiliated sales	2,729.7	2,771.3	5,875.6	6,016.9

Affiliated:
NRS	930.6	810.8	1,814.3	1,477.3
Nationwide Provident	187.0	249.0	325.4	485.9
Nationwide agents	177.9	177.2	366.5	341.6
The 401(k) Company	226.1	177.0	486.6	368.1
TBG Financial	29.5	20.1	110.7	117.8

Total affiliated sales	1,551.1	1,434.1	3,103.5	2,790.7

Total sales	$4,280.8	$4,205.4	$8,979.1	$8,807.6

Sales through the independent broker/dealer channel in the three and six months ended June 30, 2004 increased 18% and 27%, respectively, compared to the same periods a year ago, reflecting growth in group annuity and private sector retirement plan sales including $64.7 million and $188.3 million of Nationwide Provident retirement plan sales in the three and six months ended June 30, 2004, respectively. Sales of these products were reported as Nationwide Provident sales in 2003, and prior period sales were not reclassified.

Sales generated by financial institutions declined 33% and 36% in the three and six months ended June 30, 2004, respectively, compared to a year ago, primarily due to planned reductions in fixed annuity sales and the effects of changes made to the fixed option of variable annuity products.

Sales generated by wirehouse and regional firms increased 11% in the second quarter of 2004 while year-to-date sales through this channel increased by 3% compared to the same periods in 2003. Lower individual annuity sales were offset by higher private sector retirement plan sales as a result of the new business model.

As the Company’s private sector retirement plan business model continues to evolve, direct production through the pension plan administrators channel is expected to decline, as more new business opportunities are being created in conjunction or in partnership with the independent broker/dealers, wirehouse and regional firms and financial institutions relationships. This was evidenced by the 21% declines in second quarter 2004 and first six months of 2004 sales compared to the same periods a year ago.

Sales generated by life insurance specialists increased 36% in second quarter 2004 and were flat in the first six months of 2004 compared to the same periods a year ago. The improvement in sales in the second quarter of 2004 was driven by increased renewal premium from the funding of existing executive deferred compensation plans. On a year-to-date basis, sales remain flat as the current unfavorable environment for COLI and executive deferred compensation programs continues to impact the creation of new plans and sales.

Sales generated by the CPA channel increased significantly to $68.0 million in second quarter 2004 and to $110.0 in the first six months of 2004. The increase was due to the reclassification of CPA channel sales, which prior to 2004 were reported with independent broker/dealer sales.

Sales through NRS in the three months ended June 30, 2004 increased 15% primarily reflecting rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recent pension reform legislation has expanded the portability of public sector plan assets. In addition, participant contributions from the State of New York case acquired near the end of the first quarter of 2003 and the addition of the State of New Mexico and City of Phoenix cases contributed to the increase. Year-to-date 2004 sales through this channel increased 23% compared to the same period a year ago due to the same factors.

Nationwide Provident sales declined 25% in second quarter 2004 and 33% in the first six months of 2004 compared to the same periods a year ago due to the reclassification of $64.7 million and $188.3 million of pension sales for the three and six months ended June 30, 2004, respectively, to the independent broker/dealers channel. Prior period sales were not reclassified. Reflecting the reclassification in both periods, sales through this channel increased 1% in second quarter 2004 and 6% in the first six months of 2004 compared to the same periods a year ago.

Sales generated by Nationwide agents were flat in second quarter 2004 and increased 7% in the first six months of 2004 compared to the same periods a year ago due to an increase in individual variable annuity sales related to new products, partially offset by an intentional reduction in fixed annuity production.

Sales generated by The 401(k) Company grew 28% in second quarter 2004 and 32% in the first six months of 2004 compared to the same periods a year ago, respectively, as a result of deferrals on several new cases added at the beginning of 2003 and companies’ profit sharing contributions made in March and April.

Similar to the life specialists channel, sales through TBG Financial increased 47% in the second quarter of 2004 compared to a year ago due to higher renewal premiums from the funding of existing executive deferred compensation plans. For the first six months of 2004, TBG Financial’s production decreased 6% compared to a year ago due to the current unfavorable environment for COLI and executive deferred compensation programs, which continues to impact the creation of new plans and sales.

Business Segments

During the second quarter of 2004, the Company reorganized its segment reporting structure and now reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The Company has reclassified segment results for all prior periods presented to be consistent with the new reporting structure.

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Individual Investments	$62.3	$46.7	$122.3	$83.9
Retirement Plans	47.0	37.3	92.9	68.0
Individual Protection	55.4	53.5	116.1	116.7
Corporate and Other	5.1	12.1	20.3	23.5

Individual Investments

The Individual Investments segment consists of individual The BEST of AMERICA and private label deferred variable annuity products, Nationwide Provident individual annuity products, deferred fixed annuity products, income products, and advisory services program revenues and expenses. This segment differs from the former Individual Annuity segment due to the addition of the advisory services program results. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Statements of Income Data
Revenues:
Policy charges	$131.7	$109.5	$261.0	$213.1
Net investment income	223.5	221.3	455.8	435.9
Premiums on immediate annuities	20.4	23.5	38.4	51.6
Other	0.1	—	0.1	—

Total revenues	375.7	354.3	755.3	700.6

Benefits and expenses:
Interest credited to policyholder account values	156.1	168.3	316.4	329.0
Other benefits	27.7	29.7	52.0	78.6
Amortization of DAC and VOBA	73.4	59.7	150.2	108.7
Other operating expenses	56.2	49.9	114.4	100.4

Total benefits and expenses	313.4	307.6	633.0	616.7

Pre-tax operating earnings	$62.3	$46.7	$122.3	$83.9

Other Data
Sales:
Individual variable annuities	$1,137.4	$1,300.2	$2,362.1	$2,694.1
Individual fixed annuities	232.8	428.2	444.7	1,004.1
In retirement	35.1	38.6	70.0	79.2
Advisory services program	43.9	1.2	66.8	1.7

Total sales	$1,449.2	$1,768.2	$2,943.6	$3,779.1

Average account values:
General account	$16,131.0	$15,357.3	$16,119.4	$14,857.6
Separate account	34,180.7	27,689.3	33,857.5	27,472.3
Advisory services program	71.1	1.0	56.2	0.7

Total average account values	$50,382.8	$43,047.6	$50,033.1	$42,330.6

Account values as of period end:
Individual variable annuities	$39,736.6	$35,087.3
Individual fixed annuities	8,778.1	8,059.3
In retirement	1,855.7	1,812.0
Advisory services program	91.2	1.6

Total account values	$50,461.6	$44,960.2

GMDB – Net amount at risk, net of reinsurance	$459.2	$2,038.4
GMDB – Reserves, net of reinsurance	$26.0	$21.7
Pre-tax operating earnings to average account values	0.50%	0.43%	0.49%	0.40%

Pre-tax operating earnings totaled $62.3 million in second quarter 2004, up 33% compared to second quarter 2003 earnings of $46.7 million. For the first six months of 2004, pre-tax operating earnings were $122.3 million compared to $83.9 million for the first six months of 2003, an increase of 46%. The higher earnings were primarily driven by higher asset fees and interest spread income, somewhat offset by DAC amortization.

Asset fees increased to $110.2 million in the second quarter of 2004, up 21% from $90.7 million in the same period a year ago. For the first six months of 2004, asset fees totaled $220.6 million, up 26% from the first six months of 2003 total of $174.5 million. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees are primarily due to changes in the market value of the investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values increased 23% to $34.18 billion for the three months ended June 30, 2004 compared to $27.69 billion in the same period a year ago.

Surrender fees increased by $3.3 million to $17.7 million in the second quarter of 2004, primarily due to a higher level of surrender activity due in part to a higher base of assets relative to a year ago. For the first six months of 2004, surrender fees totaled $32.5 million, up 10% from the first six months of 2003 total of $29.5 million, primarily due to the competitive market place, the volatile equity markets and the larger in-force levels.

Premiums on immediate annuities decreased by $3.1 million in the second quarter of 2004 over 2003. For the first six months of 2004, premiums totaled $38.4 million, down 26% from the first six months of 2003 total of $51.6 million. Results for both periods reflect an increasingly competitive sales environment.

Other benefits reflect decreased GMDB costs in 2004. GMDB exposure, as measured by the difference between the current contractual death benefit and account value, net of reinsurance, throughout the first six months of 2004 fell from prior year levels. The reduction in other benefits also reflects decreased provision for future policy benefits for immediate annuities consistent with the decline in premium income.

Other operating expenses were $56.2 million in second quarter 2004, an increase of 13% compared to second quarter 2003. During the first six months of 2004, other operating expenses totaled $114.4 million, an increase of 14% over the first six months of 2003 total of $100.4 million. The increases were driven by higher asset-based trail compensation due to growth in account values. Trail compensation is compensation paid to the Company’s producing firms that is based on the level of assets under management rather than on the new deposits made in that time period. Instead of paying a one-time amount at the point of sale, a smaller payment is made each year the business remains in-force. In some cases, a combination of both is paid.

Interest spread income is comprised of net investment income, excluding capital charges, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income grew 23% and 25% in the second quarter of 2004 and the first six months of 2004, respectively, compared to a year ago. The growth was driven by a 5% increase in second quarter 2004 and an 8% increase in first six months of 2004 in average general account assets, increased prepayment income on mortgage loans and bonds, and growth in the individual fixed annuity business. These factors more than offset decreased customer allocations to the guaranteed fixed options of individual variable annuities. Allocations to the guaranteed fixed option related to a new domestic individual variable annuity sales during the second quarter and for the first six months of 2004, totaled 22% and 21%, compared to 55% and 57% for the same periods a year ago, respectively.

The following table summarizes the interest spread on average general account values for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net investment income	5.68%	5.93%	5.80%	6.05%
Interest credited	3.87%	4.38%	3.93%	4.43%

Interest spread on average general account values	1.81%	1.55%	1.87%	1.62%

In addition to higher general account assets, interest spread margins widened during the quarter to 181 basis points compared to 155 basis points a year ago. Included in the current quarter were 6 basis points, or $2.4 million, of prepayment income on mortgage loans and bonds compared to 5 basis points, or $1.9 million, a year ago. For the first six months of 2004, interest spread margins widened to 187 basis points compared to 162 basis points a year ago. Included in the first six months of 2004 were 23 basis points, or $9.3 million, of prepayment income on mortgage loans and bonds compared to 5 basis points, or $3.8 million, a year ago. The higher interest rate environment relative to a year ago has eased the pressure on margins due to the interest rate floors contained in annuity contracts.

For the full year 2004, the Company expects the interest spread margins to tighten and is currently expecting full year spreads of 170 to 175 basis points, including a nominal level of prepayment activity.

The Company has taken actions to address low interest rate environments and the impact on interest spread margins. In 2003, the Company lowered commission rates for individual fixed annuities and the Company began invoking contractual provisions during second quarter 2003 that limited the amount of variable annuity deposits allocated to the guaranteed fixed option. In addition, the Company re-filed its products with lower floor guarantees in 2003, and the majority of new business is now written in these lower floor guarantee products.

Sales totaled $1.45 billion during second quarter 2004, down 18% from $1.77 billion a year ago. Variable annuity production declined in the quarter by 13% to $1.14 billion in 2004, with 22% of new domestic sales allocated to the guaranteed fixed options. Fixed annuity sales totaled $232.8 million in second quarter 2004, a 46% decline from levels reported a year ago. For the first six months of 2004, sales were $2.94 billion compared to $3.78 billion for the first six months of 2003. A sharp drop-off in sales of fixed annuities, the result of the actions described above, which are intended to reduce the level of new individual fixed annuity business due to the challenging interest rate environment, drove segment sales lower compared to both second quarter and the first six months of 2003.

Deposits in second quarter 2004 of $1.39 billion offset by withdrawals and surrenders totaling $1.42 billion generated net flows of ($20.3) million compared to the $563.7 million achieved a year ago. On a year-to-date basis, net flows generated in 2004 were ($12.5) million compared to $1.26 billion in 2003.

The increase in the ratio of pre-tax operating earnings to average account values in the second quarter and first six months of 2004 compared to 2003 was primarily due to higher interest spreads on average general account values and decreased variable annuity guaranteed benefit costs.

The following table summarizes selected information about the Company’s deferred individual fixed annuities as of June 30, 2004:

	Ratchet		Reset
(in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,198.3	3.68%
Minimum interest rate of 3.00% to 3.49%	3,168.8	4.94%	7,246.7	3.28%
Minimum interest rate lower than 3.00%	867.0	3.05%	268.8	3.54%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A

Total deferred individual fixed annuities	$4,035.8	4.53%	$8,713.8	3.34%

	Market value adjustment (MVA)		Total
(in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,198.3	3.68%
Minimum interest rate of 3.00% to 3.49%	—	N/A	10,415.5	3.78%
Minimum interest rate lower than 3.00%	—	N/A	1,135.8	3.17%
MVA with no minimum interest rate guarantee	1,522.6	3.76%	1,522.6	3.76%

Total deferred individual fixed annuities	$1,522.6	3.76%	$14,272.2	3.72%

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector includes IRC Section 401(k) business generated through fixed and variable annuities, Nationwide Trust Company and The 401(k) Company. The public sector includes IRC Section 457 business in the form of fixed and variable annuities and administration-only business. Retirement Plans sales do not include large case retirement plan acquisitions and Nationwide employee and agent benefit plans. However, the statements of income data in the following table does reflect this business.

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Statements of Income Data
Revenues:
Policy charges	$43.8	$38.4	$87.2	$77.8
Net investment income	159.4	167.4	321.2	334.1
Other	45.7	30.5	87.7	58.1

Total revenues	248.9	236.3	496.1	470.0

Benefits and expenses:
Interest credited to policyholder account values	108.8	114.3	218.9	231.0
Amortization of DAC and VOBA	11.6	10.7	22.4	22.9
Other operating expenses	81.5	74.0	161.9	148.1

Total benefits and expenses	201.9	199.0	403.2	402.0

Pre-tax operating earnings	$47.0	$37.3	$92.9	$68.0

Other Data
Sales:
Private sector	$1,476.8	$1,255.7	$3,286.8	$2,634.7
Public sector	923.8	802.9	1,799.7	1,460.4

Total sales	$2,400.6	$2,058.6	$5,086.5	$4,095.1

Average account values:
General account	$10,057.0	$9,770.6	$10,013.7	$9,713.3
Separate account	20,466.4	18,090.6	20,499.8	17,979.7
Administration-only	36,971.6	26,110.7	35,891.2	23,463.1

Total average account values	$67,495.0	$53,971.9	$66,404.7	$51,156.1

Account values as of period end:
Private sector	$31,776.4	$25,759.3
Public sector	36,533.2	31,027.9

Total account values	$68,309.6	$56,787.2

Pre-tax operating earnings to average account values	0.28%	0.28%	0.28%	0.27%

Pre-tax operating earnings totaled $47.0 million in the second quarter of 2004, up 26% compared to the pre-tax operating earnings of $37.3 million reported a year ago. Pre-tax operating earnings increased 37% to $92.9 million in the first six months of 2004 compared to the same period a year ago. In both periods, increased policy charges and other income were partially offset by lower interest spread income.

Asset fees increased 10% to $38.1 million in the second quarter of 2004 compared to $34.7 million in the quarter a year ago, while year-to-date 2004 asset fees were $76.6 million compared to $69.7 million in 2003. The increase was driven by 13% and 14% increases in average separate account values in the second quarter and first six months of 2004, respectively, compared to the same periods a year ago due to market appreciation and a shift in product mix to non-annuity products.

Surrender charges increased 146% to $3.2 million in second quarter 2004 compared to $1.3 million in second quarter 2003, and 107% to $6.2 million in the first six months of 2004 compared to 2003. The quarter-to-date and year-to-date increases were due to increased surrenders of 3% and 15% in the second quarter and first six months of 2004, respectively, compared to the same periods a year ago as a higher percentage of the plans surrendering were within the surrender charge period.

Other income, which includes fees for administration-only cases and Nationwide Trust Company products, increased 50% and 51% in second quarter and first six months of 2004, respectively, compared to the same periods a year ago due primarily to growth in private sector retirement plans sold through Nationwide Trust Company, which now accounts for 26% of private sector retirement plan account values compared to 16% a year ago.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spreads vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income was $2.5 million lower in the second quarter of 2004 compared to the second quarter of 2003 and $0.8 million lower for the first six months of 2004 compared to a year ago, primarily as a result of spread compression in both the public sector and private sector businesses driven by higher interest rates and lower prepayment income on mortgage loans and bonds.

The following table summarizes the interest spread on average general account values for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net investment income	6.34%	6.85%	6.42%	6.88%
Interest credited	4.33%	4.68%	4.37%	4.76%

Interest spread on average general account values	2.01%	2.17%	2.05%	2.12%

Interest spread margins declined to 201 basis points in the second quarter of 2004 compared to 217 basis points a year ago. Interest spread margins declined to 205 basis points in the first six months 2004 compared to 212 basis points in the same period of 2003. Included in the current quarter were 10 basis points, or $2.5 million, of prepayment income on mortgage loans and bonds compared to 23 basis points, or $5.7 million, a year ago. On a year-to-date basis, prepayment income was 15 basis points, or $7.5 million compared to 16 basis points, or $7.7 million. For the full year 2004, the Company expects the trend of tighter interest spread margins to continue and is currently expecting full year interest spread margins of 185 to 190 basis points, including a nominal level of prepayment activity.

Other operating expenses increased 10% to $81.5 million in second quarter 2004 and 9% to $161.9 million for the first six months of 2004. The increase reflects increased costs related to an initiative aimed at expanding the sales and service capabilities in the Company’s private sector retirement plans business, an increase in participants in public sector and private sector retirement plans, and increased employee benefit and pension costs.

Sales during second quarter 2004 reached $2.40 billion compared to $2.06 billion in second quarter 2003. For the first six months of 2004, sales reached $5.09 billion compared to sales of $4.10 billion for the same period a year ago, fueled by the addition of three large cases in 2004, as discussed below.

Private sector retirement plan sales in second quarter 2004 totaled $1.48 billion, an increase of 18% from a year ago, and totaled $3.29 billion for the first six months of 2004, an increase of 25%, due to acquisition of larger than average cases.

Public sector retirement plan sales in the second quarter 2004 totaled $ 923.8 million, 15% higher than a year ago and totaled $1.80 billion for the first six months of 2004, an increase of 23%. The increased sales reflect the addition of deposits into the State of New York, State of New Mexico and City of Phoenix defined contribution plans and increased rollover activity from existing participants’ previous employer-sponsored plans into existing accounts, as recently implemented pension reform legislation has expanded the portability of public plan assets.

Deposits in second quarter 2004 of $2.44 billion offset by participant withdrawals and surrenders totaling $1.72 billion generated net flows from participant activity of $719.7 million, a 68% increase over second quarter 2003. Year-to-date 2004 net flows increased 48% to $1.58 billion, compared to 2003. Deferrals into existing plans and the recently acquired State of New York, State of New Mexico and City of Phoenix defined contribution plans drove the increase. The June 30, 2004 account values included the April 2004 addition of the $529.0 million City of Phoenix defined contribution plan.

The ratio of pre-tax operating earnings to average account values remained consistent at 28 basis points for second quarter 2004 compared to the same period a year ago, as higher asset based fees from administration-only cases and Nationwide Trust Company products were offset by lower interest spread margins.

Individual Protection

The Individual Protection segment consists of investment life insurance products, including individual variable life and COLI products, traditional life insurance products, universal life insurance and the results of TBG Financial. This segment is unchanged from the former Life Insurance segment. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Statements of Income Data
Revenues:
Policy charges	$131.5	$130.6	$264.9	$262.1
Net investment income	115.7	113.4	232.7	227.9
Other	85.3	93.0	173.2	190.1

Total revenues	332.5	337.0	670.8	680.1

Benefits and expenses:
Life benefits and policyholder dividends	178.1	179.3	353.2	358.8
Amortization of DAC and VOBA	37.6	42.2	73.6	75.3
Other operating expenses	61.4	62.0	127.9	129.3

Total benefits and expenses	277.1	283.5	554.7	563.4

Pre-tax operating earnings	$55.4	$53.5	$116.1	$116.7

Other Data
Sales:
The BEST of AMERICA variable life series	$109.8	$104.7	$217.8	$218.6
Nationwide Provident variable life products	65.0	63.2	131.4	133.4
Corporate-owned life insurance	129.0	94.8	346.9	355.2
Traditional/universal life insurance	127.2	115.9	252.9	226.2

Total sales	$431.0	$378.6	$949.0	$933.4

Policy reserves as of period end:
Individual investment life insurance	$4,612.1	$3,901.1
Corporate investment life insurance	4,728.1	4,126.3
Traditional life insurance	4,175.7	4,122.6
Universal life insurance	951.8	853.2

Total policy reserves	$14,467.7	$13,003.2

Insurance in-force as of period end:
Individual investment life insurance	$56,775.4	$55,409.3
Corporate investment life insurance	9,533.6	9,219.9
Traditional life insurance	32,761.4	34,245.2
Universal life insurance	8,463.4	8,185.3

Total insurance in-force	$107,533.8	$107,059.7

Pre-tax operating earnings increased 4% to $55.4 million in second quarter 2004, up from $53.5 million a year ago. On a year-to-date basis, segment pre-tax operating earnings of $116.1 million in 2004 were essentially flat compared to $116.7 million in 2003. The earnings improvement in the second quarter was driven by strong growth and improved mortality in the fixed, or traditional and universal life insurance businesses, partially offset by weaker earnings in the individual investment life and COLI businesses. Additionally, expense reductions at Nationwide Provident helped to improve results in that business by 25% as pre-tax operating earnings increased from $16.3 million in second quarter 2003 to $20.4 million in second quarter 2004. Year-to-date, improved earnings from fixed life insurance products were offset by weakness in the individual investment life and COLI businesses.

Policy charges increased slightly to $131.5 million in second quarter 2004 compared to $130.6 million in second quarter 2003. Cost of insurance charges, which are assessed on the amount of insurance in-force in excess of the related policyholder account value, increased slightly in second quarter 2004 and 1% in the first six months of 2004 compared to the same periods a year ago. Growth in universal life and individual investment life products were the primary contributors to the improvement in policy charges.

Net investment income increased 2% in second quarter 2004 and 2% in the first six months of 2004, reflecting growth in the universal life insurance business.

Life benefits and policyholder dividends decreased 1% to $178.1 million in second quarter 2004, while the decrease in the first six months of 2004 was 2% compared to the same periods a year ago. Favorable mortality in the fixed life insurance business was partially offset by unfavorable mortality in the individual investment life business.

Amortization of DAC and VOBA decreased $4.6 million, or 11%, in second quarter 2004 and $1.7 million, or 2%, in the first six months of 2004 compared to the same periods a year ago. While DAC amortization increased in the fixed life businesses, consistent with the higher earnings reported in this business, slower earnings in the investment life businesses have lead to correspondingly lower DAC and VOBA amortization.

Other operating expenses were $61.4 million in second quarter 2004, down 1% from second quarter 2003, while the first six months of 2004 saw a decrease of 1% over the same period as a year ago. The integration of the back office and processing functions at Nationwide Provident over the last six months of 2003 drove the decrease.

Second quarter 2004 sales totaled $431.0 million, 14% ahead of a year ago, due to higher sales in all product categories. COLI sales showed the strongest growth, increasing 36% compared to a year ago, due to increased renewal premiums in an improving funding environment for executive deferred compensation plans. For the first six months of 2004, sales increased 2% compared to 2003 and totaled $949.0 million. Sales of traditional/universal life insurance continue to be strong, driving the improvement in year-to-date sales. Traditional/universal life sales of $252.9 million increased 12% compared to a year ago, driven by a re-tooled universal life insurance product portfolio and expanding distribution relationships in the non-affiliated distribution channels.

Corporate and Other

The Corporate and Other segment includes structured products business, the medium-term note program, net investment income not allocated to the three product segments, periodic net coupon settlements on non-qualifying derivatives, unallocated expenses, interest expense on debt, revenues and expenses of the Company’s non-insurance subsidiaries not reported in other segments, and realized gains and losses related to securitizations. This segment differs from the former Corporate segment as it now includes results from the structured products and medium-term note businesses, but no longer includes results from the advisory services program.

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Statements of Income Data
Operating revenues	$74.8	$72.3	$153.2	$140.8
Interest expense on debt	(25.5)	(24.1)	(50.9)	(46.8)
Other operating expenses	(44.2)	(36.1)	(82.0)	(70.5)

Pre-tax operating earnings	5.1	12.1	20.3	23.5
Net realized losses on investments, hedging instruments and hedged items[1]	(34.0)	(22.5)	(50.5)	(75.8)

Loss from continuing operations before federal income taxes	$(28.9)	$(10.4)	$(30.2)	$(52.3)

Other Data
Account values as of period end — Funding agreements backing medium-term notes	$4,831.4	$4,535.9

[1]	Excluding periodic net settlements on non-qualifying derivatives.

The decrease in pre-tax operating earnings in the second quarter of 2004 was primarily attributable to a $5.1 million decrease in net investment income and an $11.6 million increase in other general expenses, partially offset by a $6.6 million increase in other income from securitizations and structured product activity. The primary drivers in the current quarter were lower spread income on medium-term note business and increased expenses related to advertising and promotion and employee compensation and benefits, partially offset by increased structured products production. During the first six months of 2004, pre-tax operating earnings decreased by 14% due to an increase in other general expenses of $17.3 million, partially offset by an increase in other income of $14.6 million as described above.

The $1.4 million increase in interest expense in the second quarter 2004 compared to a year ago was due to an increase in short-term debt. The $4.1 million increase in interest expense for the first half of 2004 was due to the issuance of $200.0 million of senior notes in February 2003 and an increase in short-term debt interest expense.

Net realized losses on investments, hedging instruments and hedged items excluding periodic net settlements on non-qualifying derivatives totaled $34.0 million in second quarter 2004 compared to $22.5 million a year ago and included other-than-temporary impairments of $32.4 million and $34.4 million for second quarter 2004 and 2003, respectively. For the first six months of 2004, net realized losses on investments, hedging instruments and hedged items excluding periodic net settlements on non-qualifying derivatives totaled $50.5 million compared to $75.8 million for the first six months of 2003 and included other-than-temporary impairments of $52.4 million and $110.3 million, respectively.

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated, including the reclassification of certain items in the Quarterly Report on Form 10-Q for the period ended March 31, 2004 to conform to the presentation used for the six months ended June 30, 2004. No prior year amounts were reclassified.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$13.0	$34.2	$22.5	$65.1
Hedging losses on fixed maturity sales	(1.6)	(24.3)	(5.2)	(30.3)
Equity securities available-for-sale	0.1	—	1.5	0.4
Real estate	2.1	0.6	2.5	0.9
Mortgage loans on real estate	9.2	1.3	9.2	1.4
Mortgage loan hedging losses	(0.8)	(1.4)	(1.3)	(1.4)
Other	0.1	0.1	0.3	0.2

Total realized gains on sales	22.1	10.5	29.5	36.3

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(5.2)	(9.7)	(7.8)	(19.0)
Hedging gains on fixed maturity sales	0.4	1.1	0.8	5.4
Equity securities available-for-sale	(0.1)	—	(0.5)	(0.3)
Real estate	—	—	(1.2)	(0.4)
Mortgage loans on real estate	(14.6)	(1.4)	(16.1)	(1.7)
Mortgage loan hedging gains	—	—	1.8	—
Other	(1.2)	(0.6)	(1.5)	(1.1)

Total realized losses on sales	(20.7)	(10.6)	(24.5)	(17.1)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(31.7)	(33.1)	(47.3)	(93.6)
Equity securities available-for-sale	(0.4)	—	(0.6)	(15.4)
Real estate	(0.3)	—	(2.5)	—
Mortgage loans on real estate	—	(1.3)	(2.0)	(1.3)

Total other-than-temporary and other investment impairments	(32.4)	(34.4)	(52.4)	(110.3)

Credit default swaps	0.1	6.4	(2.7)	7.8
Periodic net coupon settlements on non-qualifying derivatives	2.2	4.3	5.2	8.6
Other derivatives	(4.2)	5.6	(1.4)	7.5

Total before policyholder dividend obligation and VOBA adjustments	(32.9)	(18.2)	(46.3)	(67.2)
Amounts credited to policyholder dividend obligation	(0.1)	—	(1.1)	—
Amortization adjustment for VOBA	1.2	—	2.1	—

Net realized losses on investments, hedging instruments and hedged items	$(31.8)	$(18.2)	$(45.3)	$(67.2)

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. See “Impairment Losses on Investments” in the “Critical Accounting Policies and Recently Issued Accounting Pronouncements” section of Part I. Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this report for a complete discussion of this process.

The following table summarizes for the six months ended June 30, 2004 the Company’s largest aggregate loss on sales and write-downs by issuer (including affiliates), the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

(in millions)	Fair value at sale (proceeds)	Loss on sale	Write-downs	June 30, 2004 holdings[1]	Net unrealized gain (loss)
A collateralized debt obligation. The write-down to fair value was taken consistent with GAAP due to an adverse change in expected cash flows of the security.	$—	$—	$(3.0)	$4.6	$—

A U.S. textile manufacturer emerging from bankruptcy. The remaining holdings of this issuer were sold during the quarter.	0.3	—	(1.5)	—	—

A major U.S. airline. A write-down and sale of certain holdings of this issuer was completed during the quarter. Other issues held of this issuer were acquired during the quarter with the intent of improving the overall collateral position of the portfolio. The Company holds other securities issued by this company that it believes are fully collateralized with no further impairment loss identified.	24.9	(0.7)	(11.0)	32.4	(0.2)

Specialty finance company for healthcare providers. Recent analysis indicated that the underlying collateral has deteriorated and expected cash flows experienced an adverse change. Impairment loss taken and security recorded at fair value.	—	—	(5.9)	12.4	—

Asset-backed structure issued in 2000 which includes credit default swaps. A write-down and sale of a portion of the holdings of this issuer was taken during the quarter. Expected cash flows and fair values of the remaining holdings are being monitored. No additional impairments on these holdings are necessary at this time.	4.8	—	(4.3)	5.7	(0.2)

This issuer provides financing to the restaurant and hotel industries. Expected cash flows experienced deterioration in first quarter 2004, and the issue was impaired to fair value. Expected cash flows and fair value have stabilized in second quarter with no further impairment loss necessary.	—	—	(2.5)	33.2	2.0

“Bank loan” security issued by a steel manufacturer. The company emerged from bankruptcy in 2003 and finalized its restructuring plan in second quarter 2004. A loss, included in “write-downs” in the table, was recorded as part of this restructure. No further impairment issues at the balance sheet date.	3.9	—	(1.7)	3.9	0.7

United Kingdom-based manufacturer, primarily of buses. Impaired the first quarter and subsequently sold during the second quarter of 2004.	1.3	(0.2)	(5.8)	—	—

U.S. independent power producer. During first quarter 2004, this security was restructured with a loss taken upon restructure (shown in the table as a “write-down”). During second quarter 2004, a gain on sale of $0.6 was recognized (not shown in the table) upon the final disposition of the security.	2.4	—	(1.4)	—	—

A structured asset-backed security with home-equity loans as the underlying collateral. Expected cash flows and fair value have deteriorated during the quarter. Impairment loss taken to reduce holding to fair value.	—	—	(5.0)	5.0	—

Collateralized debt obligation investing in high-yield and distressed collateral. Analysis indicated adverse changes to cash flow during first quarter 2004 with impairment taken to fair value. Second quarter analysis indicates stable cash flows. No additional impairment loss is necessary.	—	—	(1.5)	4.0	(0.5)

Total	$37.6	$(0.9)	$(43.6)	$101.2	$1.8

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

No other issuer had an aggregated loss on sales and write-downs greater than 2.0% of the Company’s total gross loss on sales and write-downs on fixed maturity and equity securities.

Related Party Transactions

See note 11 to the unaudited consolidated financial statements included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report for a discussion of related party transactions.

Liquidity and Capital Resources

Liquidity and capital resources demonstrate the overall financial strength of the Company and its ability to generate cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. The Company’s capital structure consists of long-term debt, capital and equity.

The following table summarizes the Company’s capital as of the dates indicated:

(in millions)	June 30, 2004	December 31, 2003	June 30, 2003
Long-term debt	$1,405.8	$1,405.6	$1,396.2

Shareholders’ equity, excluding accumulated other comprehensive income	4,547.1	4,370.5	4,172.6
Accumulated other comprehensive income	295.4	504.9	665.7

Total shareholders’ equity	4,842.5	4,875.4	4,838.3

Total capital	$6,248.3	$6,281.0	$6,234.5

Long-term debt is comprised of the following: (1) three separate issuances of $300.0 million principal of senior notes and a single issuance of $200.0 million principal of senior notes, none of which are subject to any sinking fund payments; (2) a variable rate note payable; and (3) issuances of $100.0 million of junior subordinated debentures that are due March 1, 2037 and pay a distribution rate of 7.899%, and $200.0 million of junior subordinated debentures that are due October 31, 2028 and pay a distribution rate of 7.100%, each issued to unconsolidated subsidiary trusts.

The terms of the senior notes contain various restrictive covenants, including limitations on the disposition of subsidiaries. As of June 30, 2004, the Company was in compliance with all such covenants. The $300.0 million principal of 8.00% senior notes, due March 1, 2027, are redeemable, in whole or in part, at the option of NFS at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The $300.0 million principal of 6.25% senior notes, due November 15, 2011, were issued in November 2001 and are not redeemable prior to their maturity date. The $300.0 million principal of 5.90% senior notes, due July 1, 2012, issued in June 2002, and the $200.0 million principal of 5.625% senior notes due February 13, 2015, issued in February 2003, are redeemable, in whole or in part, at the option of NFS at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at the treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date.

The variable rate note payable is tied to 1-year U.S. LIBOR rates with annual resets and had an outstanding balance of $1.6 million and an interest rate of 4.31% as of June 30, 2004.

The 7.899% junior subordinated debentures are the sole assets of Nationwide Financial Services Capital Trust and are redeemable by NFS, in whole at any time or in part from time to time, at par plus an applicable make-whole premium. The 7.100% junior subordinated debentures are the sole assets of Nationwide Financial Services Capital Trust II and are redeemable, in whole or in part, on or after October 19, 2003 at a redemption price equal to the principal amount to be redeemed plus any accrued and unpaid interest.

NFS is a holding company whose principal asset is the common stock of NLIC. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments and dividends from NLIC and other subsidiaries.

As an insurance holding company, the ability of NFS to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of: (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31; or (ii) the statutory-basis net income of the insurer for the 12-month period ending as of the prior December 31. NLIC’s statutory-basis policyholders’ surplus as of December 31, 2003 was $2.23 billion and statutory-basis net income for 2003 was $444.4 million. As of June 30, 2004, NLIC could pay dividends to NFS totaling $209.4 million without obtaining prior approval. The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders.

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the Pennsylvania Insurance Department (PID) either approves or fails to disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of: (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31; or (ii) the statutory-basis net income of the insurer for the prior year. Also, in connection with the acquisition of Nationwide Provident, the PID ordered that no dividends could be paid out of NLICA before October 1, 2005 without prior approval. The statutory capital and surplus of NLICA as of December 31, 2003 and 2002 was $519.6 million and $393.7 million, respectively, while statutory net income (loss) for the years ended December 31, 2003 and 2002 was $100.4 million and $(107.2) million, respectively. NLICA sought and received permission from the PID to pay a $25.0 million dividend to NFS in April 2004.

NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses and principal in the future.

Also available as a source of funds to the Company is a $1.00 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $2.29 billion and NLIC maintain statutory surplus in excess of $1.56 billion. The Company had no amounts outstanding under this agreement as of June 30, 2004. NLIC also has an $800.0 million commercial paper program, up from $500.0 million as of March 31, 2004, and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $179.7 million in commercial paper outstanding as of June 30, 2004.

In addition, the Company has a majority-owned subsidiary that has available an annually renewable, 364-day, $10.0 million line of credit agreement with a single financial institution. The line of credit is guaranteed by NFS, and the agreement was renewed in September 2003. The majority-owned subsidiary had $5.9 million outstanding on this line of credit as of June 30, 2004.

Also, as a result of consolidating certain variable interest entities where the Company was identified as the primary beneficiary, the Company reported $38.3 million of short-term debt related to borrowings under a securities lending agreement. As of June 30, 2004, the Company has not provided any guarantees on such borrowings, either directly or indirectly.

As of June 30, 2004, the Company had sold $394.9 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 4.85% to 5.25% and as of June 30, 2004 held guarantee reserves totaling $3.9 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.08 billion. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.“ The properties are evaluated regularly, and the collateral is released when stabilized. None of the stabilization collateral had been released into income during the second quarter of 2004 compared to $0.2 million during the second quarter of 2003 and compared to $0.1 million and $2.0 million during the first six months of 2004 and 2003, respectively.

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

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments due in each period presented:

(in millions)	Total	Payments due in
		Less than 1 year	1-3 years	3-5 years	Thereafter
Short-term debt[1]	$263.1	$263.1	$—	$—	$—
Long-term debt:
Unrelated parties[2]	1,096.5	0.1	0.3	0.3	1,095.8
Related parties[2]	309.3	—	—	—	309.3
Funding agreements backing medium-term notes[1]	4,831.4	1,334.8	2,999.0	243.8	253.8
Operating lease obligations[3]	205.4	23.7	62.0	45.4	74.3
Capital lease obligations[3]	0.6	0.2	0.3	0.1	—
Purchase and lending commitments:
Fixed maturity securities[1]	121.0	121.0	—	—	—
Commercial mortgage loans[1]	568.4	506.6	61.8	—	—
Limited partnerships[4]	57.3	57.3	—	—	—

Total	$7,453.0	$2,306.8	$3,123.4	$289.6	$1,733.2

[1]	No contractual provisions exist that could create, increase or accelerate those obligations presented.

[2]	Contractual provisions exist that could increase or accelerate those obligations presented. See the “Liquidity and Capital Resources” section of MD&A for a detailed discussion of long-term debt.

[3]

Contractual provisions exist that could increase or accelerate those obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to the Company’s financial position or results of operations.

[4]

Primarily related to investments in low-income-housing tax credit partnerships. The ultimate call date of these commitments may extend beyond one year but have been reflected in payments due in less than 1 year due to the call features.

As it relates to policy contract benefits, substantially all remaining policy and contract benefits to be paid do not have stated maturity dates and therefore do not lend themselves to meaningful disclosure in the format required. Furthermore, due to the nature of certain of these liabilities, they may not result in any ultimate payment requirement. For those that would result in a payment, the amounts are not readily determinable, as they are dependent on one or more future actions such as continued premium payment, death, future contract returns, surrender or annuitization election. Due to these significant uncertainties, the Company believes that inclusion of these additional amounts based on a series of estimates, of which few, if any, can be held out to be a best estimate, would not be meaningful to investors and may be confusing compared with the discounted reserve estimates disclosed in the consolidated financial statements.

Off-Balance Sheet Transactions

Under the medium-term note program, NLIC issues funding agreements, which are insurance obligations under Ohio law, to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements are recorded as a component of future policy benefits and claims on the consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the notes, the Company does not include the trust in its consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Ratings Services assign the same ratings to the notes and the insurance financial strength of NLIC.

As of June 30, 2004 and 2003, the Company had received $818.9 million and $1.30 billion, respectively, of cash collateral on securities lending and $456.0 million and $579.7 million, respectively, of cash for derivative collateral. The Company invested the proceeds in short-term investments, which are reflected on the consolidated balance sheets, and a corresponding liability was established to reflect the return of the collateral. The Company also held $135.4 million and $126.7 million of securities as off-balance sheet collateral on derivative transactions as of June 30, 2004 and 2003, respectively.

Investments

General

The Company’s assets are divided between separate account and general account assets. As of June 30, 2004, $62.11 billion (55%) of the Company’s total assets were held in separate accounts and $50.45 billion (45%) were held in the Company’s general account, including $43.20 billion of general account investments.

Separate account assets consist primarily of deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. All of the investment performance in the Company’s separate account assets is passed through to the Company’s customers.

The following table summarizes the Company’s consolidated general account investments by asset category as of the dates indicated:

	June 30, 2004		December 31, 2003
(in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities	$30,559.0	70.8	$30,787.1	71.4
Mortgage loans on real estate, net	9,210.9	21.3	8,964.7	20.8
Policy loans	968.0	2.2	963.2	2.2
Real estate, net	113.9	0.3	123.4	0.3
Equity securities	92.7	0.2	128.7	0.3
Other long-term investments	498.5	1.2	194.6	0.4
Trading assets	3.8	—	4.9	—
Short-term investments	1,748.3	4.0	1,970.3	4.6

Total	$43,195.1	100.0	$43,136.9	100.0

The following table lists the ten largest fixed maturity investment holdings by amortized cost for both investment grade and non-investment grade securities included in the general account as of June 30, 2004:

(in millions)	Predominant Rating	Amortized Cost		Predominant Rating	Amortized Cost
Investment Grade			Non-Investment Grade

Federal Home Loan Mortgage Corporation	AAA	$138.7	UAL Corp.	BB-	$53.7
Student Loan Marketing Association	AAA	137.8	Bowater, Inc.	BB+	37.9
MBNA Master Credit Card	AAA	120.8	Delta Airlines, Inc.	BB+	35.2
Southwest Airlines Company	A+	99.3	America West Holdings, Inc.	BB+	34.2
Citibank Credit Card Issuance Trust	AAA	97.9	Abitibi-Consolidated, Inc.	BB	31.7
General Electric Capital Corporation	AAA	91.1	Edison International	BB+	30.2
Household Finance Corporation	A	77.0	Enterprise Products Partners LP	BB+	28.4
Bank One Issuance Trust	AAA	74.9	Timken Company	BB+	25.0
Cargill, Inc.	A+	70.7	DPL, Inc.	B+	24.7
Discover Card Master Trust I	AAA	69.6	NorthWestern Corporation	D	24.6

Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,336.4	$65.7	$11.5	$1,390.6
Obligations of states and political subdivisions	231.9	2.0	10.2	223.7
Debt securities issued by foreign governments	68.6	1.3	1.4	68.5
Corporate securities
Public	12,441.9	428.7	92.9	12,777.7
Private	7,060.4	328.9	70.5	7,318.8
Mortgage-backed securities – U.S. Government-backed	4,557.3	52.5	61.3	4,548.5
Asset-backed securities	4,201.8	95.3	65.9	4,231.2

Total fixed maturity securities	29,898.3	974.4	313.7	30,559.0
Equity securities	85.3	9.7	2.3	92.7

Total securities available-for-sale	$29,983.6	$984.1	$316.0	$30,651.7

December 31, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S.
Government corporations and agencies	$1,154.9	$61.7	$2.8	$1,213.8
Obligations of states and political subdivisions	177.2	1.0	5.5	172.7
Debt securities issued by foreign governments	68.8	2.2	0.9	70.1
Corporate securities
Public	12,421.1	634.0	34.6	13,020.5
Private	7,083.4	483.2	33.0	7,533.6
Mortgage-backed securities – U.S. Government-backed	4,379.0	77.7	24.6	4,432.1
Asset-backed securities	4,278.5	130.6	64.8	4,344.3

Total fixed maturity securities	29,562.9	1,390.4	166.2	30,787.1
Equity securities	117.0	14.0	2.3	128.7

Total securities available-for-sale	$29,679.9	$1,404.4	$168.5	$30,915.8

The following table summarizes by time the gross unrealized losses on securities available-for-sale in an unrealized loss position as of the dates indicated:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
June 30, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$499.4	$11.5	$0.2	$—	$499.6	$11.5
Obligations of states and political subdivisions	167.4	7.4	19.0	2.8	186.4	10.2
Debt securities issued by foreign governments	17.7	0.7	8.2	0.7	25.9	1.4
Corporate securities
Public	3,259.4	75.6	284.3	17.3	3,543.7	92.9
Private	2,023.1	64.2	75.8	6.3	2,098.9	70.5
Mortgage-backed securities – U.S. Government-backed	2,118.8	54.7	83.5	6.6	2,202.3	61.3
Asset-backed securities	1,094.8	33.3	323.6	32.6	1,418.4	65.9

Total fixed maturity securities	9,180.6	247.4	794.6	66.3	9,975.2	313.7
Equity securities	11.9	2.3	—	—	11.9	2.3

Total	$9,192.5	$249.7	$794.6	$66.3	$9,987.1	$316.0

% of gross unrealized losses		79%		21%

December 31, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$191.7	$2.8	$—	$—	$191.7	$2.8
Obligations of states and political subdivisions	126.0	5.4	3.6	0.1	129.6	5.5
Debt securities issued by foreign governments	21.0	0.9	—	—	21.0	0.9
Corporate securities
Public	1,577.5	29.9	71.7	4.7	1,649.2	34.6
Private	972.2	27.5	67.1	5.5	1,039.3	33.0
Mortgage-backed securities – U.S. Government-backed	1,138.9	24.4	9.4	0.2	1,148.3	24.6
Asset-backed securities	844.6	38.8	270.1	26.0	1,114.7	64.8

Total fixed maturity securities	4,871.9	129.7	421.9	36.5	5,293.8	166.2
Equity securities	29.6	2.2	2.0	0.1	31.6	2.3

Total	$4,901.5	$131.9	$423.9	$36.6	$5,325.4	$168.5

% of gross unrealized losses		78%		22%

The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded and privately placed securities. The designations assigned by the NAIC range from class 1 (highest quality) to class 6. Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of June 30, 2004.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of the dates indicated:

(in millions)		June 30, 2004		December 31, 2003
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$18,696.9	$18,935.3	$17,507.7	$18,041.5
2	Baa	9,457.8	9,812.5	10,084.9	10,703.4
3	Ba	1,133.8	1,182.7	1,272.1	1,329.8
4	B	406.7	407.9	407.2	406.6
5	Caa and lower	111.3	121.7	145.7	159.5
6	In or near default	91.8	98.9	145.3	146.3

	Total	$29,898.3	$30,559.0	$29,562.9	$30,787.1

[1]

NAIC Designations are assigned at least annually. Some designations for securities shown have been assigned to securities not yet assigned an NAIC Designation in a manner approximating equivalent public rating categories.

[2]	Comparisons between NAIC and Moody’s designations are published by the NAIC. If no Moody’s rating is available, the Company assigns internal ratings corresponding to public ratings.

Mortgage-Backed Securities

As of June 30, 2004, the estimated fair value of the Company’s general account mortgage-backed securities (MBS) portfolio was comprised of residential MBS investments and totaled $4.55 billion (15%) of the carrying value of the general account fixed maturity securities available-for-sale.

The Company believes that MBS investments add diversification, liquidity, credit quality and additional yield to its general account portfolio. The Company’s objective for its MBS portfolio is to provide reasonable cash flow stability and increased yield. The MBS portfolio includes collateralized mortgage obligations (CMOs), Real Estate Mortgage Investment Conduits (REMICs) and mortgage-backed pass-through securities. The Company’s MBS portfolio generally does not include interest-only securities, principal-only securities or other MBS investments, which may exhibit extreme market volatility.

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk varies by the type of MBS held. The Company limits its exposure to prepayments/extensions by including less volatile types of MBSs. As of June 30, 2004, $2.24 billion (49%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Most of the Company’s non-PAC MBSs possess varying degrees of cash flow structure and prepayment/extension risk. The MBS portfolio contains only 5% of pure pass-throughs.

The following table summarizes the distribution by investment type of the Company’s general account MBS portfolio as of the dates indicated:

	June 30, 2004		December 31, 2003
(in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Planned amortization class	$2,239.5	49.2	$2,395.3	54.0
Sequential	725.3	16.0	642.1	14.5
Very accurately defined maturity	689.7	15.2	575.4	13.0
Non-accelerating securities – CMO	341.6	7.5	211.8	4.8
Multi-family mortgage pass-through certificates	223.6	4.9	214.6	4.8
Accrual	210.5	4.6	252.1	5.7
Other	118.3	2.6	140.8	3.2

Total	$4,548.5	100.0	$4,432.1	100.0

Asset-Backed Securities

The Company’s general account asset-backed securities (ABS) portfolio includes home equity and credit card-backed ABSs, among others. As of June 30, 2004, ABS investments were $4.23 billion (14%) of the carrying value of the general account fixed maturity securities available-for-sale.

The Company believes that general account ABS investments add diversification, liquidity, credit quality and additional yield to its general account portfolio. Like the MBS portfolio, the Company’s objective for its ABS portfolio is to provide reasonable cash flow stability and increased yield. The Company’s general account ABS portfolio generally does not include interest-only securities, principal-only securities or other ABS investments which may exhibit extreme market volatility.

The following table summarizes the distribution by investment type of the Company’s general account ABS portfolio as of the dates indicated:

	As of June 30, 2004		As of December 31, 2003
(in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Home equity	$1,191.3	28.1	$1,208.2	27.8
Credit card-backed	774.7	18.3	780.3	18.0
CBO/CLO/CDO	501.7	11.9	493.8	11.4
Commercial mortgage-backed securities	371.9	8.8	333.1	7.7
Pass-through certificate	232.2	5.5	251.4	5.8
Enhanced equity/equity trust certificates	187.5	4.4	193.5	4.4
Student loans	134.8	3.2	—	—
Franchise/business loan	114.2	2.7	122.4	2.8
Auto loan-backed	100.5	2.4	122.2	2.8
Non-accelerated securities	78.9	1.8	—	—
Miscellaneous asset-backed	77.3	1.8	325.8	7.5
Equipment leases	74.7	1.8	69.3	1.6
Other	391.5	9.3	444.3	10.2

Total	$4,231.2	100.0	$4,344.3	100.0

Private Placement Fixed Maturity Securities

The Company invests in private placement fixed maturity securities because of the generally higher nominal yield available compared to comparably rated public fixed maturity securities, more restrictive financial and business covenants available in private fixed maturity security loan agreements and stronger prepayment protection. Although private placement fixed maturity securities are not registered with the Securities and Exchange Commission and generally are less liquid than public fixed maturity securities, restrictive financial and business covenants included in private placement fixed maturity security loan agreements generally are designed to compensate for the impact of increased liquidity risk. A significant portion of the private placement fixed maturity securities that the Company holds are participations in issues that are also owned by other investors. In addition, some of these securities are rated by nationally recognized rating agencies, and substantially all have been assigned a rating designation by the NAIC.

Mortgage Loans

As of June 30, 2004, general account mortgage loans were $9.21 billion (21%) of the carrying value of consolidated general account invested assets. Substantially all of these loans were commercial mortgage loans. Commitments to fund mortgage loans of $8.5 million were outstanding as of June 30, 2004.

The summary below depicts carrying value of mortgage loans by regional exposure and type of collateral as of June 30, 2004:

(in millions)	Office	Warehouse	Retail	Apartment & Other	Total
New England	$337.2	$10.9	$135.1	$11.7	$494.9
Middle Atlantic	297.5	307.0	365.2	124.5	1,094.2
East North Central	314.7	264.9	601.4	354.0	1,535.0
West North Central	98.0	69.2	73.3	109.9	350.4
South Atlantic	310.8	362.2	778.9	737.4	2,189.3
East South Central	55.5	94.3	124.6	158.4	432.8
West South Central	272.3	157.4	122.2	245.6	797.5
Mountain	184.0	128.5	184.1	299.6	796.2
Pacific	346.8	434.0	499.8	223.1	1,503.7

	$2,216.8	$1,828.4	$2,884.6	$2,264.2	9,194.0

Valuation allowance					(34.8)
Unamortized premium					43.2
Change in fair value of hedged mortgage loans and commitments					8.5

Total mortgage loans on real estate, net					$9,210.9

As of June 30, 2004, the Company’s largest exposure to any single borrowing group was $779.0 million (8%) of the Company’s general account mortgage loan portfolio.

As of June 30, 2004, 0.09% of the Company’s mortgage loans were classified as delinquent compared to 0.20% a year ago and none as of December 31, 2003. Foreclosed and restructured loans totaled 0.04% and 0.27%, respectively, of the Company’s mortgage loans as of June 30, 2004 compared to 0.04% and 0.04%, respectively, as of June 30, 2003.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed materially from those disclosed in the Company’s 2003 Annual Report on Form 10-K.

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

(b)

There have been no changes during the Company’s second fiscal quarter to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

The Company is a party to litigation and arbitration proceedings in the ordinary course of its business. It is not possible to determine the ultimate outcome of the pending investigations and legal proceedings or to provide reasonable ranges of potential losses. Some of the matters referred to below are in very preliminary stages, and the Company does not have sufficient information to make an assessment of plaintiffs’ claims for liability or damages. In some of the cases seeking to be certified as class actions, the court has not yet decided whether a class will be certified or (in the event of certification) the size of the class and class period. In many of the cases, plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages and equitable remedies, that are difficult to quantify and cannot be defined based on the information currently available. The Company does not believe, based on information currently known by the Company’s management, that the outcomes of such pending investigations and legal proceedings are likely to have a material adverse effect on the Company’s consolidated financial position. However, given the large and/or indeterminate amounts sought in certain of these matters and inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Company’s consolidated financial results in a particular quarterly or annual period.

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements.

The financial services industry, including mutual fund, variable annuity and distribution companies, has been the subject of increasing scrutiny by regulators, legislators and the media over the past year. Numerous regulatory agencies, including the Securities and Exchange Commission (SEC), the National Association of Securities Dealers and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund companies on those issues. Investigations and enforcement actions have also been commenced, on a smaller scale, regarding the sales practices of mutual fund and variable annuity distributors. These legal proceedings are expected to continue in the future. These investigations and proceedings could result in legal precedents and new industry-wide legislation, rules or regulations that could significantly affect the financial services industry, including variable annuity companies. The Company has been contacted by regulatory agencies for information relating to market timing, late trading, distribution and service provider compensation arrangements, and sales practices. The SEC, in conjunction with the New York State Attorney General, is conducting an investigation of market timing in certain international and global mutual funds offered in insurance products sponsored by the Company. The Company is cooperating with these regulatory agencies and is responding to those information requests.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff purports to represent a class of persons in the United States who, through their ownership of a Nationwide annuity or insurance product, held units of any Nationwide sub-account invested in mutual funds which included foreign securities in their portfolios and which allegedly experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. The plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. The plaintiffs moved to remand on June 28, 2004. This lawsuit is in a preliminary stage, and NLIC intends to defend it vigorously.

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation, (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders, (3) civil conspiracy, and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the complaint on June 1, 2004. The Company intends to defend this lawsuit vigorously.

On October 31, 2003, NLIC was named in a lawsuit seeking class action status filed in the United States District Court for the District of Arizona entitled Robert Helman et al v. Nationwide Life Insurance Company et al. The suit challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, the plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or Nationwide Life and Annuity Insurance Company (NLAIC) which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. NLIC filed a motion to dismiss the complaint on May 24, 2004. On July 27, 2004, the court granted NLIC’s motion to dismiss. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. NLIC intends to defend this lawsuit vigorously.

On May 1, 2003, NLIC was named in a class action lawsuit filed in the United States District Court for the Eastern District of Louisiana entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The complaint alleges that in 2001, plaintiff Edward Miller purchased three group modified single premium variable annuities issued by NLIC. The plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contracts that contract holders could transfer assets without charge among the various funds available through the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. The plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. The plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar contracts issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. NLIC’s motion to dismiss the complaint was granted by the Court on October 28, 2003. The plaintiff has appealed that dismissal to the United Stated Court of Appeals for the Fifth Circuit. NLIC intends to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 5, 2001 to include class action allegations and have subsequently amended their complaint three times. As amended, in the current complaint the plaintiffs seek to represent a class of ERISA qualified retirement plans that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that the Company breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by the Company, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On December 13, 2001, the plaintiffs filed a motion for class certification. The plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On January 30, 2004, the Company filed a Revised Memorandum in Support of Summary Judgment. The plaintiffs have opposed that motion. The Company intends to defend this lawsuit vigorously.

On October 9, 2003, NLICA was named as one of twenty-six defendants in a lawsuit filed in the United States District Court for the Middle District of Pennsylvania entitled Steven L. Flood, Luzerne County Controller and the Luzerne County Retirement Board on behalf of the Luzerne County Employee Retirement System v. Thomas A. Makowski, Esq., et al. NLICA is a defendant as successor in interest to Provident, which is alleged to have entered into four agreements to manage assets and investments of the Luzerne County Employee Retirement System (the Plan). In their complaint, the plaintiffs allege that NLICA aided and abetted certain other defendants in breaching their fiduciary duties to the Plan. The plaintiffs also allege that NLICA violated the Federal Racketeer Influenced and Corrupt Organizations Act by engaging in and conspiring to engage in an improper scheme to mismanage funds in order to collect excessive fees and commissions and that NLICA was unjustly enriched by the allegedly excessive fees and commissions. The complaint seeks treble compensatory damages, punitive damages, a full accounting, imposition of a constructive trust on all funds paid by the Plan to all defendants, pre- and post-judgment interest, and costs and disbursements, including attorneys’ fees. The plaintiffs seek to have each defendant judged jointly and severally liable for all damages. NLICA, along with virtually every other defendant, has filed a motion to dismiss the complaint for failure to state a claim. The plaintiffs have filed their response to the motions to dismiss. NLICA intends to defend this lawsuit vigorously.

ITEM 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Pursuant to the Nationwide Financial Services, Inc. Amended and Restated Stock Retainer Plan for Non-Employee Directors, 2,634 shares of Class A Common Stock were issued by NFS during the second quarter of 2004, at an average price of $35.85 per share, to NFS directors as partial payment of the $65,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder.

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of the issuer’s equity securities by the issuer or any affiliated purchasers during the quarter covered by this report:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2004 to April 30, 2004	3,279	[1]	$35.91	N/A	N/A
May 1, 2004 to May 31, 2004	705	[2]	$35.28	N/A	N/A
June 1, 2004 to June 30, 2004	5,199	[3]	$36.54	N/A	N/A
Total	9,183		$35.91	N/A	N/A

[1]

Includes 550 shares of Class A Common Stock purchased on the open market by The 401(k) Company as fund administrator of the Nationwide Financial Services, Inc. Common Stock Fund (the Fund), an investment choice under the Nationwide Savings Plan (the Plan), for the benefit of Plan participants. The 401(k) Company is an indirect subsidiary of NFS. Also includes 2,729 shares of Class A Common Stock withheld from an employee for payment of taxes for an option exercise.

[2]	Shares of Class A Common Stock purchased on the open market by The 401(k) Company as fund administrator of the Fund for the benefit of Plan participants.

[3]

Includes 1,199 shares of Class A Common Stock withheld from employees for payment of taxes due upon the vesting of restricted stock. Also includes 4,000 shares of Class A Common Stock tendered to the Company upon the vesting of restricted stock in exchange for stock units held in the Nationwide Individual Deferred Compensation Plan.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 5, 2004. At that meeting, shareholders voted on the following proposals:

1. Election of directors to serve as Class I Directors until the year 2007 Annual Meeting of Shareholders as follows:
	For	Withheld
JamesG. Brocksmith, Jr.	991,589,659	1,095,597
KeithW. Eckel	991,851,541	833,715
JamesF. Patterson	991,848,069	837,187
GeraldD. Prothro	991,604,256	1,081,000

The terms of office of the following Directors continued after the meeting: Joseph A. Alutto, W. G. Jurgensen, Lydia M. Marshall, Donald L. McWhorter, David O. Miller, Martha Miller de Lombera, Arden L. Shisler and Alex Shumate.

	For	Against	Broker Non-Votes
2. Ratification of the Appointment of KPMG LLP as the independent auditor of the Company for the year ending December 31, 2004 as set out in the Proxy Statement dated March 31, 2004.	991,679,760	865,820	N/A

3. Approval of the Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan as set out in the Proxy Statement dated March 31, 2004.	971,593,566	15,293,169	5,461,790

4. Approval of the Amended and Restated Stock Retainer Plan for Non-Employee Directors as set out in the Proxy Statement dated March 31, 2004.	985,196,297	1,665,044	5,461,792

ITEM 5 Other Information

None.

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1

364-Day Credit Agreement dated May 17, 2004 among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto, Bank One, NA, as agent, and Citicorp USA, Inc., as syndication agent.

10.2

Five-Year Credit Agreement dated May 17, 2004 among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto, Bank One, NA, as agent, and Citicorp USA, Inc., as syndication agent.

10.3	Employment Agreement dated January 1, 2004 and fully executed on April 7, 2004 between Mark R. Thresher and Nationwide Financial Services, Inc.

10.4	Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan.

10.5	Nationwide Financial Services, Inc. Amended and Restated Stock Retainer Plan for Non-Employee Directors.

10.6	First Amendment to the Nationwide Financial Services, Inc. Senior Executive Incentive Plan.

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of M. Eileen Kennedy pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

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

On May 5, 2004, NFS furnished a Current Report on Form 8-K in connection with the release of its earnings results for the quarter ended March 31, 2004. On the same date, NFS issued a press release announcing its new management team and reporting segment structure.

On May 27, 2004, NFS filed a Current Report on Form 8-K announcing that Standard & Poor’s Ratings Services (S&P) issued a press release announcing that it had affirmed its ‘AA-’ counterparty credit and financial strength ratings on Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, Nationwide Life Insurance Company of America and Nationwide Life and Annuity Company of America, all of which are wholly-owned subsidiaries of Nationwide Financial Services, Inc. (NFS). At the same time, S&P also affirmed its ‘A-’ counterparty credit and financial strength ratings on NFS.

On June 22, 2004, NFS filed a Current Report on Form 8-K which included (i) a memorandum to the investment community explaining revisions to the March 31, 2004 statistical supplement to reflect new reporting segments that were previously announced on May 5, 2004, and (ii) a revised statistical supplement presenting historical results and related information for each of the five quarters ended March 31, 2004 and each of the five years ended December 31, 2003 in the same format in which the reporting segments will be disclosed prospectively.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

Date: August 6, 2004	/s/ M. Eileen Kennedy
M. Eileen Kennedy, Senior Vice President — Chief Financial Officer