Form 10-Q
period 2004-09-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 2004-11-05
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

As of October 29, 2004, the registrant had 56,546,320 shares outstanding of its Class A common stock (par value $0.01 per share) and 95,633,767 shares outstanding of its Class B common stock (par value $0.01 per share).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1 Unaudited Consolidated Financial Statements

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Policy charges	$307.1	$288.7	$920.2	$841.7
Life insurance premiums	102.1	105.3	298.2	323.5
Net investment income	582.7	565.3	1,698.4	1,668.1
Net realized (losses) gains on investments, hedging instruments and hedged items	(2.8)	18.4	(48.1)	(48.8)
Other	74.2	53.8	219.5	162.7

Total revenues	1,063.3	1,031.5	3,088.2	2,947.2

Benefits and expenses:
Interest credited to policyholder account values	341.7	349.4	1,006.9	1,046.4
Other benefits and claims	134.7	135.5	396.5	425.1
Policyholder dividends on participating policies	25.0	27.8	73.4	81.0
Amortization of deferred policy acquisition costs	101.9	105.7	321.7	289.8
Amortization of value of business acquired	15.6	15.6	42.0	38.5
Interest expense on debt	25.5	24.7	76.4	71.6
Other operating expenses	233.4	205.8	684.7	611.5

Total benefits and expenses	877.8	864.5	2,601.6	2,563.9

Income from continuing operations before federal income tax expense	185.5	167.0	486.6	383.3
Federal income tax expense	49.1	41.4	123.0	89.2

Income from continuing operations	136.4	125.6	363.6	294.1
Cumulative effect of adoption of accounting principle, net of tax	—	—	(3.4)	—

Net income	$136.4	$125.6	$360.2	$294.1

Earnings per common share:
Basic	$0.90	$0.83	$2.37	$1.94
Diluted	$0.89	$0.82	$2.36	$1.93

Weighted average common shares outstanding:
Basic	152.1	151.8	152.0	151.8
Diluted	152.9	152.4	152.9	152.2

Cash dividends declared per common share	$0.18	$0.13	$0.54	$0.39

See accompanying notes to unaudited consolidated financial statements,

including Note 11 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $30,650.8 in 2004; $29,562.9 in 2003)	$31,823.1	$30,787.1
Equity securities (cost $80.7 in 2004; $117.0 in 2003)	95.3	128.7
Trading assets, at fair value	9.5	4.9
Mortgage loans on real estate, net	9,190.9	8,964.7
Real estate, net	108.3	123.4
Policy loans	981.6	963.2
Other long-term investments	525.8	194.6
Short-term investments, including amounts managed by a related party	1,944.7	1,970.3

Total investments	44,679.2	43,136.9
Cash	34.9	11.5
Accrued investment income	444.9	439.6
Deferred policy acquisition costs	3,498.2	3,329.9
Value of business acquired	485.7	523.0
Other intangible assets	50.8	52.3
Goodwill	382.9	406.7
Other assets	2,217.8	2,189.8
Assets held in separate accounts	60,762.4	60,937.6

Total assets	$112,556.8	$111,027.3

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$40,989.3	$39,988.4
Short-term debt	312.8	205.3
Long-term debt	1,412.9	1,405.6
Other liabilities	3,942.2	3,615.0
Liabilities related to separate accounts	60,762.4	60,937.6

Total liabilities	107,419.6	106,151.9

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized – 50.0 shares; issued and outstanding – none	—	—
Class A common stock, $0.01 par value; authorized – 750.0 shares; issued – 65.8 and 65.5 shares in 2004 and 2003, respectively; outstanding – 56.5 and 56.3 shares in 2004 and 2003, respectively	0.6	0.6
Class B common stock, $0.01 par value; authorized – 750.0 shares; issued and outstanding – 95.6 shares	1.0	1.0
Additional paid-in capital	1,624.2	1,614.3
Retained earnings	3,285.6	3,006.4
Accumulated other comprehensive income	479.4	504.9
Treasury stock	(251.3)	(247.6)
Other, net	(2.3)	(4.2)

Total shareholders’ equity	5,137.2	4,875.4

Total liabilities and shareholders’ equity	$112,556.8	$111,027.3

See accompanying notes to unaudited consolidated financial statements,

including Note 11 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Nine Months Ended September 30, 2004 and 2003

(Unaudited)

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Other, net	Total shareholders’ equity
Balance as of December 31, 2002	$0.6	$1.0	$1,606.8	$2,688.4	$400.3	$(245.1)	$(8.7)	$4,443.3

Comprehensive income:
Net income	—	—	—	294.1	—	—	—	294.1
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	—	229.5	—	—	229.5
Accumulated net losses on cash flow hedges, net of tax	—	—	—	—	(2.7)	—	—	(2.7)

Total comprehensive income								520.9

Cash dividends declared	—	—	—	(59.1)	—	—	—	(59.1)
Other, net	—	—	3.1	(0.1)	—	(2.5)	3.3	3.8

Balance as of September 30, 2003	$0.6	$1.0	$1,609.9	$2,923.3	$627.1	$(247.6)	$(5.4)	$4,908.9

Balance as of December 31, 2003	$0.6	$1.0	$1,614.3	$3,006.4	$504.9	$(247.6)	$(4.2)	$4,875.4

Comprehensive income:
Net income	—	—	—	360.2	—	—	—	360.2
Net unrealized losses on securities available-for-sale arising during the period, net of tax	—	—	—	—	(16.8)	—	—	(16.8)
Accumulated net losses on cash flow hedges, net of tax	—	—	—	—	(8.7)	—	—	(8.7)

Total comprehensive income								334.7

Cash dividends declared	—	—	—	(81.0)	—	—	—	(81.0)
Other, net	—	—	9.9	—	—	(3.7)	1.9	8.1

Balance as of September 30, 2004	$0.6	$1.0	$1,624.2	$3,285.6	$479.4	$(251.3)	$(2.3)	$5,137.2

See accompanying notes to unaudited consolidated financial statements,

including Note 11 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$360.2	$294.1
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to policyholder account values	1,006.9	1,046.4
Capitalization of deferred policy acquisition costs	(433.5)	(494.8)
Amortization of deferred policy acquisition costs	321.7	289.8
Amortization and depreciation	127.3	120.8
Net realized losses on investments, hedging instruments and hedged items	48.1	48.8
Increase in accrued investment income	(5.3)	(45.4)
Increase in other assets	(67.4)	(379.0)
Increase (decrease) in policy liabilities	82.4	(35.2)
Increase in other liabilities	160.7	104.3
Other, net	8.4	43.6

Net cash provided by operating activities	1,609.5	993.4

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	3,275.2	3,495.3
Proceeds from sale of securities available-for-sale	2,197.7	2,068.2
Proceeds from repayments of mortgage loans on real estate	1,495.7	161.3
Proceeds from sale of real estate	20.8	27.3
Proceeds from repayments of policy loans and sale of other invested assets	79.2	106.0
Cost of securities available-for-sale acquired	(6,512.2)	(8,297.8)
Cost of mortgage loans on real estate acquired	(1,699.9)	(484.4)
Net change in short-term investments	34.4	(333.3)
Collateral received (paid) – securities lending, net	154.1	(13.8)
Other, net	(324.7)	(203.3)

Net cash used in investing activities	(1,279.7)	(3,474.5)

Cash flows from financing activities:
Net proceeds from long-term debt	5.8	197.2
Net change in short-term debt	107.5	302.3
Cash dividends paid	(74.5)	(59.1)
Investment and universal life insurance product deposits	3,643.1	4,442.3
Investment and universal life insurance product withdrawals	(3,994.5)	(2,392.4)
Other, net	6.2	0.5

Net cash (used in) provided by financing activities	(306.4)	2,490.8

Net increase in cash	23.4	9.7
Cash, beginning of period	11.5	21.7

Cash, end of period	$34.9	$31.4

See accompanying notes to unaudited consolidated financial statements,

including Note 11 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2004 and 2003

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

(3)	Recently Issued Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on further guidance concerning the identification of and accounting for other-than-temporary impairments and disclosures for cost method investments, as required by EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), which was issued on October 23, 2003. The Company disclosed in its Quarterly Report on Form 10-Q for the period ended June 30, 2004 that this additional guidance would be applied during its third quarter beginning July 1, 2004. Also, effective June 30, 2004, the Company revised its method of evaluating securities to be sold based on additional interpretation of the intent to hold criteria in EITF 03-1. This revision had no impact on the Company’s consolidated financial position or results of operations.

On September 8, 2004, the Financial Accounting Standards Board (FASB) exposed for comment FASB Staff Position (FSP) EITF Issue 03-1-a, which was intended to provide guidance related to the application of paragraph 16 of EITF 03-1, and proposed FSP EITF Issue 03-1-b, which proposed a delay in the effective date of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. Based on comments received on these proposals, on September 30, 2004 the FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, which delayed the effectiveness of the guidance in EITF 03-1 in its entirety, with the exception of certain disclosure requirements. The delay had no impact on the Company’s consolidated financial position or results of operations for the current quarter. The Company continues to actively monitor its portfolio for any securities deemed to be other-than-temporarily impaired based on the guidance in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Due to uncertainty regarding the ultimate guidance to be issued, the Company cannot reasonably estimate the impact on the Company’s financial position or results of operations, if any, of adopting EITF 03-1.

In June 2004, the FASB issued FSP FAS 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability (FSP FAS 97-1), to clarify the guidance related to unearned revenue reserves (URR). The primary purpose of FSP FAS 97-1 is to address the practice question of whether Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1), issued by the American Institute of Certified Public Accountants (AICPA), restricts the application of the URR guidance in SFAS No. 97 to situations in which profits are expected to be followed by losses. Because the Company was computing its URR in accordance with FSP FAS 97-1 at the time SOP 03-1 was adopted, the issuance of FSP FAS 97-1 had no impact on the Company’s financial position or results of operations at the time of adoption.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. In accordance with FSP FAS 106-1, Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-1), issued in January 2004, the Company elected to defer accounting for the effects of the Act until the FASB issues guidance on how to account for the provisions of the Act. In May 2004, the FASB issued FSP FAS 106-2, Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2), which superceded FSP FAS 106-1 and provided guidance on accounting and disclosures related to the Act. Specifically, measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost on or after the date of enactment must reflect the effects of the Act. The Company’s adoption of FSP FAS 106-2, effective June 30, 2004, had no impact on the Company’s financial position or results of operations due the application of Company maximum contribution caps and because the Company does not apply to the United States government for benefit reimbursements.

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

The following table summarizes the components of cumulative effect adjustments recorded in the Company’s 2004 consolidated statements of income:

(in millions)	January 1, 2004
Increase in future policy benefits:
Ratchet interest crediting	$(12.3)
Secondary guarantees - life insurance	(2.4)
GMDB claim reserves	(2.0)
Guaranteed Minimum Income Benefits (GMIB) claim reserves	(0.4)

Subtotal	(17.1)
Adjustment to amortization of deferred policy acquisition costs related to above	11.9
Deferred federal income taxes	1.8

Cumulative effect of adoption of accounting principle, net of tax	$(3.4)

NATIONWIDE FINANCIAL SERVICES, INC.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the Company’s stock option activity and related information for the periods indicated:

	Nine months ended September 30, 2004		Nine months ended September 30, 2003
	Options on Class A common stock	Weighted average exercise price	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	8,315,880	$33.42	5,786,902	$38.40
Granted	986,937	37.79	2,900,467	23.40
Exercised	(351,704)	25.52	(55,601)	24.90
Cancelled	(435,867)	35.96	(229,509)	35.84

Outstanding, end of period	8,515,246	$34.13	8,402,259	$33.38

Exercisable, end of period	5,645,197	$35.88	3,965,809	$37.90
Weighted average fair value of options granted during the period		$9.62		$7.82

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2004:

	Options outstanding			Options currently exercisable
Range of exercise prices	Number	Weighted average remaining contractual lives	Weighted average exercise price	Number	Weighted average exercise price
$22.10 - $32.75	3,958,506	7.47	$24.67	2,342,326	$25.33
$33.42 - $48.13	4,556,740	6.71	$42.34	3,302,871	$43.35

The fair values of the stock options are estimated on the dates of grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Risk free interest rate	3.67%	3.23%	3.14%	2.63%
Dividend yield	2.09%	1.69%	2.01%	2.18%
Volatility factor	0.3068	0.3794	0.3130	0.4267
Weighted average expected option life	5.5 Years	5 Years	5.5 Years	5 Years

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under APB 25, no compensation expense is recognized because the stock option awards qualify as fixed awards and the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. SFAS 123 requires pro forma disclosures as if the Company had adopted the expense recognition provisions of that statement, which require the fair value of the options granted to be recorded as expense over the vesting period.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the effect on net income and earnings per common share for the periods indicated if the Company had accounted for compensation cost for employee stock options in accordance with the fair value accounting method provided by SFAS 123:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2004	2003	2004	2003
As reported:
Net income	$136.4	$125.6	$360.2	$294.1
Basic earnings per common share	$0.90	$0.83	$2.37	$1.94
Diluted earnings per common share	$0.89	$0.82	$2.36	$1.93

Pro forma:
Net income	$135.3	$121.9	$353.3	$282.8
Basic earnings per common share	$0.89	$0.80	$2.32	$1.86
Diluted earnings per common share	$0.88	$0.80	$2.31	$1.86

(5)	Goodwill

The following table summarizes changes in the carrying value of goodwill by reportable segment for the periods indicated:

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Balance as of December 31, 2002	$23.8	$64.1	$300.5	$11.0	$399.4
Adjustments	(23.8)	—	30.7	0.4	7.3

Balance as of December 31, 2003	—	64.1	331.2	11.4	406.7
Adjustments	—	—	(23.8)	—	(23.8)

Balance as of September 30, 2004	$—	$64.1	$307.4	$11.4	$382.9

The adjustments to goodwill in 2003 reflect a $6.9 million increase related to final adjustments to fair value calculations of certain items estimated at the time of closing of the acquisition of Nationwide Financial Network (NFN), which refers to Nationwide Life Insurance Company of America (NLICA) and subsidiaries, including the affiliated distribution network, and which was formerly referred to as Nationwide Provident; a $0.4 million true-up of the purchase price allocation of another acquisition; and a reclassification of goodwill to the Individual Protection segment which was previously allocated to the Individual Investments segment. This reclassification more appropriately allocated goodwill to the reporting segments based on the benefits they derive from the NFN acquisition.

The 2004 activity reflects final adjustments to NFN federal income tax reserve balances resulting from the completion of all Internal Revenue Service audits of NFN for periods prior to NFS’ acquisition.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of the dates indicated:

	September 30, 2004			December 31, 2003
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$9,313.1	$93.3	56	$9,713.8	$199.8	56
Reset	17,256.0	257.1	62	17,834.0	579.6	61
Ratchet	9,429.4	85.0	63	8,433.7	147.8	63
Roll-up	676.0	11.6	68	725.7	22.3	68
Combo	2,368.1	36.7	66	2,128.7	39.6	67

Subtotal	39,042.6	483.7	62	38,835.9	989.1	61
Earnings enhancement	278.3	10.2	61	314.1	10.9	59

Total - GMDB	$39,320.9	$493.9	61	$39,150.0	$1,000.0	61

GMAB:
5 Year	$385.2	$0.6	N/A	$80.8	$0.1	N/A
7 Year	490.7	1.1	N/A	126.4	$0.4	N/A
10 Year	245.5	1.1	N/A	43.4	$0.1	N/A

Total - GMAB	$1,121.4	$2.8	N/A	$250.6	$0.6	N/A

GMIB[2]:
Ratchet	$411.5	$—	N/A	$418.0	$—	N/A
Roll-up	1,112.1	—	N/A	1,132.1	—	N/A
Combo	0.9	—	N/A	1.1	—	N/A

Total - GMIB	$1,524.5	$—	N/A	$1,551.2	$—	N/A

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

Following is a rollforward of the liabilities for guarantees on variable annuity contracts reflected in the Company’s general account for the periods indicated:

(in millions)	GMDB	GMAB	GMIB	Total
Balance as of December 31, 2002	$13.7	$—	$—	$13.7
Expense provision	30.0	—	—	30.0
Net claims paid	(21.9)	—	—	(21.9)
Value of new business sold	—	4.7	—	4.7
Change in fair value	—	(0.4)	—	(0.4)

Balance as of December 31, 2003	21.8	4.3	—	26.1
Expense provision	27.9	—	0.7	28.6
Net claims paid	(19.9)	—	—	(19.9)
Value of new business sold	—	19.8	—	19.8
Change in fair value	—	1.0	—	1.0

Balance as of September 30, 2004	$29.8	$25.1	$0.7	$55.6

The following table summarizes account balances of contracts with guarantees that were invested in separate accounts as of the dates indicated:

(in millions)	September 30, 2004	December 31, 2003
Mutual funds:
Bond	$4,387.8	$4,640.5
Domestic equity	25,670.8	25,269.6
International equity	1,654.5	1,585.4

Total mutual funds	31,713.1	31,495.5
Money market funds	1,779.7	1,715.5

Total	$33,492.8	$33,211.0

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

The following assumptions and methodology were used to determine the GMDB claim reserves as of September 30, 2004 and December 31, 2003:

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

GMABs are considered embedded derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, resulting in the related liabilities being separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings, and therefore, excluded from the SOP 03-1 policy benefits.

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

The following table sets forth the Company’s calculations of basic and diluted earnings per share for the periods indicated:

	Three months ended September 30,
	2004			2003
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Basic and diluted net income	$136.4	$0.90	$0.89	$125.6	$0.83	$0.82

Weighted average common shares outstanding – basic	152.1			151.8
Dilutive effect of stock options	0.8			0.6

Weighted average common shares outstanding – diluted	152.9			152.4

	Nine months ended September 30,
	2004			2003
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Income from continuing operations before cumulative effect of adoption of accounting principle	$363.6	$2.39	$2.38	$294.1	$1.94	$1.93
Cumulative effect of adoption of accounting principle, net of tax	(3.4)	(0.02)	(0.02)	—	—	—

Basic and diluted net income	$360.2	$2.37	$2.36	$294.1	$1.94	$1.93

Weighted average common shares outstanding – basic	152.0			151.8
Dilutive effect of stock options	0.9			0.4

Weighted average common shares outstanding – diluted	152.9			152.2

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

(8)	Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and certain items that are reported directly within separate components of shareholders’ equity that bypass net income (other comprehensive income or loss). Other comprehensive income (loss) is comprised of: (1) net unrealized gains (losses) on securities available-for-sale, net of tax, adjusted for the related impacts on deferred policy acquisition costs, value of business acquired, future policy benefits and claims, and policyholder dividend obligation; and (2) accumulated net losses on cash flow hedges, net of tax.

The following table summarizes the Company’s other comprehensive income (loss), before and after federal income tax (expense) benefit, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Net unrealized gains (losses) on securities available-for-sale arising during the period:
Gross	$521.1	$(164.2)	$(78.9)	$386.1
Adjustment to deferred policy acquisition costs	(117.7)	60.1	42.8	(70.8)
Adjustment to value of business acquired	(11.6)	17.2	0.3	(44.7)
Adjustment to future policy benefits and claims	(45.3)	29.2	1.8	16.9
Adjustment to policyholder dividend obligation	(49.8)	—	(21.7)	—
Related federal income tax (expense) benefit	(104.0)	20.2	19.5	(100.6)

Net unrealized gains (losses)	192.7	(37.5)	(36.2)	186.9

Reclassification adjustment for net losses (gains) on securities available-for-sale realized during the period:
Gross	(2.3)	2.8	29.9	65.6
Related federal income tax benefit (expense)	0.7	(1.0)	(10.5)	(23.0)

Net reclassification adjustment	(1.6)	1.8	19.4	42.6

Other comprehensive income (loss) on securities available-for-sale	191.1	(35.7)	(16.8)	229.5

Accumulated net losses on cash flow hedges:
Gross	(10.9)	(4.5)	(13.4)	(4.2)
Related federal income tax benefit	3.8	1.6	4.7	1.5

Other comprehensive loss on cash flow hedges	(7.1)	(2.9)	(8.7)	(2.7)

Total other comprehensive income (loss)	$184.0	$(38.6)	$(25.5)	$226.8

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three month and nine month periods ended September 30, 2004 and 2003, respectively.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

(9)	Pension Plans and Postretirement Benefits Other than Pensions

The following table summarizes the components of net periodic benefit cost for the Company’s pension plan as a whole for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Service cost	$31.8	$25.9	$91.4	$77.9
Interest cost	34.2	32.9	100.5	98.8
Expected return on plan assets	(44.8)	(39.1)	(125.8)	(117.5)
Recognized net actuarial (gain) loss	(2.3)	—	—	0.1
Amortization of prior service cost	1.8	1.1	3.4	3.4
Amortization of unrecognized transition asset	(0.3)	(0.3)	(1.0)	(1.0)

Net periodic benefit cost	$20.4	$20.5	$68.5	$61.7

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that the plan sponsor and all participating employers, including the Company, expected to contribute $130.0 million to the pension plan in 2004. Through September 30, 2004, $130.0 million had been contributed, including $24.3 million by the Company. There are no additional contributions to the plan anticipated from the plan sponsor and all participating employers, including the Company, for the remainder of the year. Tax planning strategies influence the timing of plan contributions.

The following table summarizes the components of net periodic benefit income for the NFN pension plan for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Service cost	$0.4	$0.3	$1.0	$1.1
Interest cost	1.5	1.7	4.5	5.1
Expected return on plan assets	(2.5)	(2.3)	(6.8)	(6.8)

Net periodic benefit income	$(0.6)	$(0.3)	$(1.3)	$(0.6)

This plan is overfunded; therefore no contributions are anticipated for the remainder of 2004.

The following table summarizes the components of net periodic benefit (income) cost for the Company’s postretirement benefit plan as a whole for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Service cost	$1.5	$2.4	$6.9	$7.4
Interest cost	2.9	4.8	13.1	14.6
Expected return on plan assets	(2.4)	(2.0)	(6.6)	(6.0)
Recognized net actuarial (gain) loss	(1.4)	0.9	1.1	2.8
Amortization of prior service cost	(3.4)	(3.4)	(10.2)	(10.2)

Net periodic benefit (income) cost	$(2.8)	$2.7	$4.3	$8.6

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that the plan sponsor and all participating employers, including the Company, expected to contribute $20.7 million to the postretirement benefit plan in 2004. Due to revised expense estimates, reflecting participant levels, claims experience, asset levels and related returns, the total expected contribution for 2004 is $16.0 million. Through September 30, 2004, $12.0 million had been contributed, including $2.8 million by the Company. The estimated contribution for the plan as a whole for the remainder of the year is $4.0 million, including $0.9 million by the Company. Postretirement benefit plan contributions are generally funded on a monthly basis.

(10)	NFN Acquisition

The Company originally recorded a liability totaling $3.8 million for anticipated severance costs associated with integration plans related to the NFN acquisition that were contemplated at the time of closing, but not finalized and approved by management until June 2003. This amount was recorded as an adjustment to the purchase price allocation including an increase in goodwill of $2.5 million, net of taxes. As of September 30, 2004, $3.6 million had been paid against this liability. Other costs related to these integration activities are expensed as incurred.

(11)	Related Party Transactions

The Company has entered into significant, recurring transactions and agreements with Nationwide Mutual Insurance Company (NMIC) and other affiliates as a part of its ongoing operations. The nature of the transactions and agreements include annuity and life insurance contracts, reinsurance agreements, cost sharing agreements, administration services agreements, marketing agreements, office space leases, intercompany repurchase agreements and cash management services agreements. The transactions and agreements are described more fully in Note 19 to the audited consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K. During 2004, there have been no material changes to the nature and terms of these transactions and agreements.

Amounts on deposit with a related party in cash management for the benefit of the Company were $524.2 million and $761.4 million as of September 30, 2004 and December 31, 2003, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of September 30, 2004 and December 31, 2003, the Company had $4.3 million and no borrowings outstanding from affiliated entities under such agreements, respectively. During the first nine months of 2004 and 2003, the maximum outstanding borrowings under such agreements were $227.7 million and $141.3 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these periods were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained from unaffiliated parties.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of September 30, 2004 and 2003, customer allocations to GGI funds totaled $16.68 billion and $13.80 billion, respectively. For the quarters ended September 30, 2004 and 2003, GGI paid the Company $14.1 million and $10.9 million, respectively, for the distribution and servicing of these funds, and paid $40.4 million and $30.9 million for the first nine months of 2004 and 2003, respectively. In addition, the Company entered into a renewable three-year Marketing and Support Services Agreement with GGI effective June 28, 2002. Under this agreement, the Company receives quarterly fees of $1.0 million in exchange for certain marketing and support of GGI product offerings.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

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

The financial services industry, including mutual fund, variable annuity, life insurance and distribution companies, has been the subject of increasing scrutiny by regulators, legislators and the media over the past year. Numerous regulatory agencies, including the SEC, the National Association of Securities Dealers and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. Investigations and enforcement actions have also been commenced, on a smaller scale, regarding the sales practices of mutual fund distributors and life insurance companies. These legal proceedings are expected to continue in the future. These investigations and proceedings could result in legal precedents and new industry-wide legislation, rules or regulations that could significantly affect the financial services industry, including variable annuity companies. The Company has been contacted by regulatory agencies for information relating to market timing, late trading, distribution and service provider compensation arrangements, and sales practices. The SEC, in conjunction with the New York State Attorney General, is conducting an investigation of market timing in certain international and global mutual funds offered in insurance products sponsored by the Company. The Company is cooperating with these regulatory agencies and is responding to those information requests.

In addition, various state attorneys general and insurance regulators recently have announced industry-wide investigations or other actions relating to certain compensation arrangements and other sales practices involving insurance brokers and insurance companies. Similar legal and regulatory proceedings and investigations may be commenced by other regulatory bodies in the future. The Company intends to cooperate with regulators in connection with any inquiries about its operations. NMIC, NFS’ ultimate parent, has been contacted by certain regulators for information on these issues with respect to its operations and the operations of its subsidiaries, including the Company. The Company will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass its operations.

On April 13, 2004, Nationwide Life Insurance Company (NLIC) was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff purports to represent a class of persons in the United States who, through their ownership of a Nationwide annuity or insurance product, held units of any Nationwide sub-account invested in mutual funds which included foreign securities in their portfolios and which allegedly experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. The plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. The plaintiffs moved to remand on June 28, 2004. On July 12, 2004, NLIC filed a memorandum opposing remand and requesting a stay pending the resolution of an unrelated case covering similar issues, which is an appeal from a decision of the same District Court remanding a removed market timing case to an Illinois state court. On July 30, 2004, the U.S. District Court granted NLIC’s request for a stay pending a decision by the Seventh Circuit on the unrelated case mentioned above. This lawsuit is in a preliminary stage, and NLIC intends to defend it vigorously.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation, (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders, (3) civil conspiracy, and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the complaint on June 1, 2004. Plaintiff has opposed that motion. The Company intends to defend this lawsuit vigorously.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

On October 9, 2003, NLICA was named as one of twenty-six defendants in a lawsuit filed in the United States District Court for the Middle District of Pennsylvania entitled Steven L. Flood, Luzerne County Controller and the Luzerne County Retirement Board on behalf of the Luzerne County Employee Retirement System v. Thomas A. Makowski, Esq., et al. NLICA is a defendant as successor in interest to Provident Mutual Life Insurance Company, which is alleged to have entered into four agreements to manage assets and investments of the Luzerne County Employee Retirement System (the Plan). In their complaint, the plaintiffs allege that NLICA aided and abetted certain other defendants in breaching their fiduciary duties to the Plan. The plaintiffs also allege that NLICA violated the Federal Racketeer Influenced and Corrupt Organizations Act (RICO) by engaging in and conspiring to engage in an improper scheme to mismanage funds in order to collect excessive fees and commissions and that NLICA was unjustly enriched by the allegedly excessive fees and commissions. The complaint seeks treble compensatory damages, punitive damages, a full accounting, imposition of a constructive trust on all funds paid by the Plan to all defendants, pre- and post-judgment interest, and costs and disbursements, including attorneys’ fees. The plaintiffs seek to have each defendant judged jointly and severally liable for all damages. NLICA, along with virtually every other defendant, has filed a motion to dismiss the complaint for failure to state a claim. On August 24, 2004, the Court issued an order dismissing the count alleging aiding and abetting a breach of fiduciary duty and one of the RICO counts. The Court did not dismiss three of the RICO counts and a count alleging unjust enrichment. On September 30, 2004, NLICA filed its answer. NLICA intends to defend this lawsuit vigorously.

(13)	Securitization Transactions

The Company has sold $419.6 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 4.75% to 5.25% over periods ending between 2004 and 2021 and as of September 30, 2004 held guarantee reserves totaling $4.2 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.14 billion. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. None of the stabilization collateral had been released into income during the third quarter of 2004 and 2003, compared to $0.1 million and $2.0 million during the first nine months of 2004 and 2003, respectively.

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

Notes to Unaudited Consolidated Financial Statements, Continued

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

The Individual Investments segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, NFN individual annuity products, deferred fixed annuity products, income products, and advisory services program revenues and expenses. This segment differs from the former Individual Annuity segment due to the addition of the advisory services program results. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the Company’s business segment operating results for the three months ended September 30, 2004 and 2003 (including reclassifications related to the segment reorganization):

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2004
Revenues:
Net investment income	$228.1	$165.5	$118.0	$71.1	$582.7
Other operating revenue	155.4	90.0	219.2	20.7	485.3
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(4.7)	(4.7)

Total revenues	383.5	255.5	337.2	87.1	1,063.3

Benefits and expenses:
Interest credited to policyholder account values	157.1	113.5	48.0	23.1	341.7
Amortization of deferred policy acquisition costs	68.6	10.6	22.7	—	101.9
Amortization of value of business acquired	1.7	1.5	12.4	—	15.6
Interest expense on debt	—	—	—	25.5	25.5
Other benefits and expenses	98.7	85.0	187.1	22.3	393.1

Total benefits and expenses	326.1	210.6	270.2	70.9	877.8

Income from continuing operations before federal income tax expense	57.4	44.9	67.0	16.2	$185.5

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	4.7

Pre-tax operating earnings	$57.4	$44.9	$67.0	$20.9

2003
Revenues:
Net investment income	$225.6	$165.8	$119.3	$54.6	$565.3
Other operating revenue	140.8	75.3	217.0	18.6	451.7
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	14.5	14.5

Total revenues	366.4	241.1	336.3	87.7	1,031.5

Benefits and expenses:
Interest credited to policyholder account values	167.6	113.7	50.6	17.5	349.4
Amortization of deferred policy acquisition costs	63.5	10.2	32.0	—	105.7
Amortization of value of business acquired	2.0	1.2	12.4	—	15.6
Interest expense on debt	—	—	—	24.7	24.7
Other benefits and expenses	86.5	70.9	194.6	17.1	369.1

Total benefits and expenses	319.6	196.0	289.6	59.3	864.5

Income from continuing operations before federal income tax expense	46.8	45.1	46.7	28.4	$167.0

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(14.5)

Pre-tax operating earnings	$46.8	$45.1	$46.7	$13.9

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

The following table summarizes the Company’s business segment operating results for the nine months ended September 30, 2004 and 2003 (including reclassifications related to the segment reorganization):

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2004
Revenues:
Net investment income	$683.9	$486.7	$350.7	$177.1	$1,698.4
Other operating revenue	454.9	264.9	657.3	67.9	1,445.0
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(55.2)	(55.2)

Total revenues	1,138.8	751.6	1,008.0	189.8	3,088.2

Benefits and expenses:
Interest credited to policyholder account values	473.5	332.4	143.0	58.0	1,006.9
Amortization of deferred policy acquisition costs	214.6	30.7	76.4	—	321.7
Amortization of value of business acquired	5.9	3.8	32.3	—	42.0
Interest expense on debt	—	—	—	76.4	76.4
Other benefits and expenses	265.1	246.9	573.2	69.4	1,154.6

Total benefits and expenses	959.1	613.8	824.9	203.8	2,601.6

Income (loss) from continuing operations before federal income tax expense	179.7	137.8	183.1	(14.0)	$486.6

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	55.2

Pre-tax operating earnings	$179.7	$137.8	$183.1	$41.2

Assets as of period end	$52,972.9	$30,525.8	$16,881.7	$12,176.4	$112,556.8

2003
Revenues:
Net investment income	$661.5	$499.9	$347.2	$159.5	$1,668.1
Other operating revenue	405.5	211.2	669.2	54.5	1,340.4
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(61.3)	(61.3)

Total revenues	1,067.0	711.1	1,016.4	152.7	2,947.2

Benefits and expenses:
Interest credited to policyholder account values	496.6	344.7	145.2	59.9	1,046.4
Amortization of deferred policy acquisition costs	168.2	32.1	89.5	—	289.8
Amortization of value of business acquired	6.0	2.2	30.2	0.1	38.5
Interest expense on debt	—	—	0.1	71.5	71.6
Other benefits and expenses	265.5	219.0	588.0	45.1	1,117.6

Total benefits and expenses	936.3	598.0	853.0	176.6	2,563.9

Income (loss) from continuing operations before federal income tax expense	130.7	113.1	163.4	(23.9)	$383.3

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	61.3

Pre-tax operating earnings	$130.7	$113.1	$163.4	$37.4

Assets as of period end	$49,485.6	$29,622.5	$15,353.5	$10,915.7	$105,377.2

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

(15)	Variable Interest Entities

As of September 30, 2004, the Company had relationships with ten VIEs where the Company was the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured products transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Tax Credit Funds to third party investors where the Company provides guaranteed returns (see Note 13). Effective January 1, 2004, the Company began applying the provisions of FIN 46R to these entities. FIN 46R did not require the restatement of any prior periods. As such, for periods subsequent to December 31, 2003, the results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities and related income in the accompanying consolidated financial statements.

The net assets of these VIEs totaled $324.4 million as of September 30, 2004. The most significant components of net assets were $37.9 million of mortgage loans on real estate, $356.7 million of other long-term investments, $34.0 million of other assets, $38.3 million of short-term debt, and $103.3 million of other liabilities. The total exposure to loss on these VIEs where the Company is the primary beneficiary was less than $0.1 million as of September 30, 2004. For the mortgage loan VIE, to which the short-term debt relates, the creditors have no recourse against the Company in the event of default by the VIE.

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in a number of Tax Credit Funds where the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 8 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but for which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $47.1 million as of September 30, 2004.

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

(i)

Change in Nationwide Corporation’s control of the Company through its beneficial ownership of 94.4% of the combined voting power of all the outstanding common stock and 62.9% of the economic interest in the Company;

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

NFS is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies (Nationwide), including Nationwide Financial Network (NFN), which refers to Nationwide Life Insurance Company of America (NLICA) and subsidiaries, including the affiliated distribution network, and which was formerly referred to as Nationwide Provident. The Company is a leading provider of long-term savings and retirement products in the United States of America. The Company develops and sells a diverse range of products including individual annuities, private and public group retirement plans, other investment products sold to institutions, life insurance and advisory services. As a result of its initial public offering in March 1997 and subsequent stock related transactions since that date, including the issuance of 31.9 million shares in connection with the acquisition of NFN, 37.1% of the economic interest in NFS is publicly owned, with the remainder owned by Nationwide Corporation (Nationwide Corp.), which is a majority-owned subsidiary of Nationwide Mutual Insurance Company (NMIC).

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

Value of Business Acquired

As a result of the acquisition of NFN in 2002 and the application of purchase accounting, the Company reports an intangible asset representing the estimated fair value of the business in-force and the portion of the purchase price that was allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts existing as of the closing date of the NFN acquisition. The value assigned to VOBA is supported by an independent valuation study that was commissioned by the Company and executed by a team of qualified valuation experts, including actuarial consultants. The expected future cash flows used in determining such value were based on actuarially determined projections by major line of business of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, changes in reserves, operating expenses, investment income and other factors. These projections considered all known or expected factors at the valuation date based on the judgment of management. The actual experience on purchased business may vary from projections due to differences in renewal premiums, investment spreads, investment gains or losses, mortality and morbidity costs, or other factors.

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

For other debt and equity securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost/cost; specific credit issues and financial prospects related to the issuer; the Company’s intent to hold or dispose of the security; and current economic conditions.

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

Pension and Other Postretirement Employee Benefits

Pension and other postretirement employee benefit (OPEB) assumptions are revised annually in conjunction with preparation of the Company’s Annual Report on Form 10-K. The annual 2003 pension expense for substantially all of the Company’s employees and certain agents totaled $12.3 million. This was an increase of $0.8 million over the 2002 pension expense of $11.5 million and primarily was due to the impact of the inclusion of NFN for a full year, low interest rates and declines in the equity markets in 2002. For the Company’s primary pension plan, the discount rate used to value cash flows was lowered to 6.00% for 2003 expenses from 6.50% for 2002, and the long-term expected rate of return on plan assets was lowered to 7.75% for 2003 from 8.25% for 2002.

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

Results of Operations

Revenues

Total revenues for third quarter 2004 increased to $1.06 billion compared to $1.03 billion for the same period in 2003. For the first nine months of 2004 and 2003, total revenues were $3.09 billion and $2.95 billion, respectively. The growth in both 2004 periods primarily was driven by higher policy charges and net investment income. Policy charges increased due to improved equity market returns, and net investment income increased due to additional prepayment income on mortgage loans and bond call premiums. The overall increases in revenues were partially offset by declines in life insurance premiums.

Policy charges include asset fees, which are earned primarily from separate account values generated from the sale of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products; administrative fees, which include fees charged per contract on a variety of the Company’s products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period for annuity and certain life insurance contracts.

The following table summarizes policy charges for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Asset fees	$154.9	$143.5	$469.0	$401.3
Cost of insurance charges	95.6	93.1	283.5	278.8
Administrative fees	29.5	29.2	87.0	88.8
Surrender fees	27.1	22.9	80.7	72.8

Total policy charges	$307.1	$288.7	$920.2	$841.7

Asset fees totaled $154.9 million in third quarter 2004 compared to $143.5 million in third quarter 2003, while year-to-date 2004 asset fees totaled $469.0 million compared to $401.3 million a year ago. The increases were due to changes in the market value of the investment options underlying the account values, which have followed the general upward trends of the equity markets.

Net investment income includes the investment income earned on investments supporting fixed annuities, the medium-term note program, certain life insurance products and invested assets not allocated to product segments, net of related investment expenses. Net investment income in the third quarter of 2004 increased 3% to $582.7 million compared to the same period a year ago and increased 2% to $1.70 billion in the first nine months of 2004. The increases primarily were due to higher prepayment income on mortgage loans and higher bond call premium income. Higher average general account values also contributed to the increases.

The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are reported in realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair values of derivatives qualifying as fair value hedges; changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of non-qualifying derivatives; and periodic net coupon settlements on non-qualifying derivatives.

Net realized losses on investments, hedging instruments and hedged items totaled $2.8 million in third quarter 2004, compared to net realized gains of $18.4 million in third quarter 2003, and included other-than-temporary impairments of $31.4 million and $16.1 million in the third quarter of 2004 and 2003, respectively. For the first nine months of 2004, net realized losses on investments, hedging instruments and hedged items totaled $48.1 million compared to $48.8 million for the first nine months of 2003 and included other-than-temporary impairments of $83.8 million and $126.4 million respectively. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $28.6 million in third quarter 2004 compared to $34.5 million of net gains in third quarter 2003, while year-to-date 2004 net realized gains related to non-impairment activity totaled $35.7 million compared to $77.6 million for the same period a year ago.

Other income includes management fees, commissions and other income earned by subsidiaries of the Company that provide administration, marketing and distribution services. Other income in the third quarter of 2004 increased to $74.2 million from $53.8 million in third quarter 2003 and increased to $219.5 million in the first nine months of 2004 from $162.7 million in the same period a year ago. The increases in both periods reflect an increase in the number of private sector retirement plans sold through Nationwide Trust Company, FSB (NTC).

Benefits and Expenses

Interest credited to policyholder account values totaled $341.7 million in third quarter 2004 compared to $349.4 million in third quarter 2003, while year-to-date 2004 interest credited totaled $1.01 billion compared to $1.05 billion a year ago and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s medium-term note program and certain life insurance products. The decrease in interest credited reflects lower crediting rates in the Individual Investments segment and the private sector in the Retirement Plans segment in response to lower market interest rates, partially offset by increases in account values. Average crediting rates for the Individual Investments segment in third quarter 2004 were 3.87%, compared to 4.23% a year ago. Average crediting rates for the Retirement Plans segment were 4.44%, compared to 4.63% a year ago. The increase in market interest rates in second quarter 2004 does not appear immediately in interest credited due to the timing of rate reset dates, which are typically annual or quarterly.

Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. Other benefits and claims in the third quarter of 2004 decreased slightly compared to the same period a year ago and decreased from $425.1 million in the first nine months of 2003 to $396.5 million in the first nine months of 2004. The declines primarily were due to a decrease in the provision for future policy benefits for immediate annuities as a result of lower production.

Policyholder dividends on participating policies decreased by 10% to $25.0 million in third quarter 2004 compared to $27.8 million in the same period a year ago. For the first nine months of 2004, policyholder dividends on participating policies decreased 9% to $73.4 million compared to $81.0 million in the same period a year ago. The declines were due to a reduction in dividend scale as a result of lower interest rates.

Amortization of DAC decreased to $101.9 million in the third quarter of 2004 compared to $105.7 million in the third quarter of 2003. The lower amortization resulted primarily from the implementation of an enhanced DAC model in the Individual Protection segment, which provides a more refined calculation and more timely reflections of observed trends in the underlying assumptions. On a year-to-date basis, DAC amortization totaled $321.7 million in 2004 compared to $289.8 million in 2003. The increase in DAC amortization expense primarily was attributable to the Individual Investments segment due to higher estimated gross profits on the underlying business.

The slight increase in interest expense in the third quarter of 2004 compared to a year ago was due to an increase in the utilization of short-term debt. The $4.8 million increase in interest expense for the first nine months of 2004 was due to higher short-term debt utilization and the issuance of $200.0 million of senior notes in February 2003.

Other operating expenses increased 13% to $233.4 million in the third quarter of 2004 compared to $205.8 million in the third quarter of 2003. For the first nine months of 2004, operating expenses were $684.7 million, up 12% from $611.5 million for the first nine months of 2003. The increase in both periods reflects higher advertising and promotion and employee compensation and benefits expenses.

Federal income tax expense was $49.1 million and $41.4 million for the third quarter of 2004 and 2003, respectively. These amounts represent effective tax rates of 26.5% for the third quarter of 2004 and 24.8% in 2003. For the first nine months of 2004 and 2003, federal income tax expense was $123.0 million and $89.2 million, representing effective rates of 25.3% and 23.3%, respectively. The effective tax rate for both 2004 periods increased because permanent items, primarily the dividends received deduction, grew at a lesser rate than pre-tax earnings.

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

Sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP, including sales as it relates to non-insurance companies. Additionally, the Company’s definition of sales may differ from that used by other companies. As used in the insurance industry, sales, or similarly titled measures, generate customer funds managed and administered, which ultimately drive revenues.

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

The Company’s flagship products are marketed under The BEST of AMERICA® brand and include individual variable and group annuities, group private sector retirement plans sold through NTC and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand names.

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under Internal Revenue Code (IRC) Section 457. The Company utilizes its sponsorship by the National Association of Counties, The United States Conference of Mayors and The International Association of Firefighters (IAFF) when marketing IRC Section 457 products.

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$816.4	$843.5	$2,920.1	$3,166.8
Private label annuities	97.9	130.7	352.5	496.7
NFN and other	1.1	1.9	4.9	6.7

Total individual variable annuities	915.4	976.1	3,277.5	3,670.2
Individual fixed annuities	307.5	517.2	752.2	1,521.3
In retirement	48.1	39.5	118.1	118.7
Advisory services program	50.0	7.5	116.8	9.2

Total Individual Investments	1,321.0	1,540.3	4,264.6	5,319.4

Retirement Plans
Private sector pension plan:
The BEST of AMERICA annuity products	402.0	477.1	1,318.5	1,612.4
The BEST of AMERICA trust products	756.7	547.6	2,437.0	1,491.1
The 401(k) Company	192.0	156.1	678.6	524.2
NFN products	60.7	85.8	249.0	256.5
Other	5.8	6.9	20.9	24.0

Total private sector pension plan	1,417.2	1,273.5	4,704.0	3,908.2

Public sector pension plan:
IRC Section 457 annuities	372.8	392.2	1,146.0	1,071.3
Administration-only agreements	540.2	494.8	1,566.7	1,276.1

Total public sector pension plan	913.0	887.0	2,712.7	2,347.4

Total Retirement Plans	2,330.2	2,160.5	7,416.7	6,255.6

Individual Protection
The BEST of AMERICA variable life series	113.0	104.2	330.8	322.8
NFN variable life products	60.9	66.0	192.3	199.4
Corporate-owned life insurance	127.8	109.1	474.7	464.3
Traditional/universal life insurance	119.3	112.8	372.2	339.0

Total Individual Protection	421.0	392.1	1,370.0	1,325.5

Total sales	$4,072.2	$4,092.9	$13,051.3	$12,900.5

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, life insurance specialists and representatives of certain certified public accounting (CPA) firms. Representatives of the Company who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), NFN producers, The 401(k) Company and TBG Insurance Services Corporation (TBG Financial). The Company also distributes products through the agency distribution force of its ultimate parent, NMIC (Nationwide agents).

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Non-affiliated:
Independent broker/dealers	$1,175.8	$1,050.0	$3,971.2	$3,257.0
Financial institutions	706.6	865.6	2,103.0	3,030.7
Wirehouse and regional firms	459.9	464.7	1,532.6	1,508.5
Pension plan administrators	113.9	125.6	376.6	459.4
Life insurance specialists	93.8	80.4	332.2	317.8
CPA channel	51.5	33.8	161.5	63.6

Total non-affiliated sales	2,601.5	2,620.1	8,477.1	8,637.0

Affiliated:
NRS	919.9	895.4	2,734.2	2,372.7
The 401(k) Company	192.0	156.0	678.6	524.1
Nationwide agents	164.9	160.4	531.4	502.0
NFN	159.7	232.3	485.1	718.2
TBG Financial	34.2	28.7	144.9	146.5

Total affiliated sales	1,470.7	1,472.8	4,574.2	4,263.5

Total sales	$4,072.2	$4,092.9	$13,051.3	$12,900.5

Sales through the independent broker/dealer channel in the three and nine months ended September 30, 2004 increased 12% and 22%, respectively, compared to the same periods a year ago, reflecting growth in group annuity and private sector retirement plan sales. Included in this channel are $47.0 million and $220.2 million of NFN retirement plan sales in the three and nine months ended September 30, 2004, respectively that were reported as NFN sales prior to 2004. The prior period sales were not reclassified.

Sales generated by financial institutions declined 18% and 31% in the three and nine months ended September 30, 2004, respectively, compared to a year ago, primarily due to planned reductions in fixed annuity sales and the effects of changes made to the fixed option of variable annuity products.

Sales generated by wirehouse and regional firms decreased slightly in the third quarter of 2004 while year-to-date sales through this channel increased by 2% compared to the same periods in 2003. Lower individual annuity sales were offset by higher private sector retirement plan sales as a result of the new business model.

As the Company’s private sector retirement plan business model continues to evolve, direct production through the pension plan administrators channel is expected to decline, as more new business opportunities are being created in conjunction or in partnership with the independent broker/dealers, wirehouse and regional firms and financial institutions relationships. This was evidenced by the 9% decline in third quarter 2004 and 18% decline in the first nine months of 2004 sales compared to the same periods a year ago.

Sales generated by life insurance specialists increased 17% in third quarter 2004 and 5% in the first nine months of 2004 compared to the same periods a year ago. The improvement in sales during 2004 was driven largely by increased renewal premium from the funding of existing COLI cases. Increased renewal premium from COLI cases can be attributed to continued improvement in the market environment and increased participant deferrals in existing executive deferred compensation plans, partially offset by the slow growth in new COLI sales due to the unfavorable environment for COLI and executive deferred compensation programs affecting the creation of new plans and sales.

Sales generated by the CPA channel increased significantly to $51.5 million in third quarter 2004 and to $161.5 million in the first nine months of 2004 compared to $33.8 million and $63.6 million, respectively, in the same periods a year ago. The increases were due to the reclassification of certain CPA channel sales, which prior to 2004 were reported with independent broker/dealer sales and were not reclassified to conform to the current year presentation.

Sales through NRS in the three months ended September 30, 2004 increased 3% primarily reflecting rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recent pension reform legislation has expanded the portability of public sector plan assets. In addition, participant contributions from the State of New York case acquired near the end of the first quarter of 2003 and the addition of the State of New Mexico, City of Phoenix and IAFF cases contributed to the increase. Year-to-date 2004 sales through this channel increased 15% compared to the same period a year ago due to the same factors.

Sales generated by The 401(k) Company grew 23% in third quarter 2004 and 29% in the first nine months of 2004 compared to the same periods a year ago, respectively, as a result of deferrals on several new cases added at the beginning of 2003 and companies’ profit sharing contributions made in March and April.

Sales generated by Nationwide agents increased 3% in third quarter 2004 and increased 6% in the first nine months of 2004 compared to the same periods a year ago due to an increase in individual variable annuity sales related to new products, partially offset by an intentional reduction in fixed annuity production.

NFN sales declined 31% in third quarter 2004 and 32% in the first nine months of 2004 compared to the same periods a year ago. There were $47.0 million and $220.2 million of pension sales for the three and nine months ended September 30, 2004, respectively, that were recorded in the independent broker/dealer channel. Prior to 2004 these sales were recorded in the NFN channel. Excluding the reclassification in both periods, sales through this channel decreased 11% in third quarter 2004 and 2% in the first nine months of 2004 compared to the same periods a year ago. The decreases in both periods were primarily due to a reduction in distribution personnel.

Similar to the life insurance specialists channel, sales through TBG Financial increased 19% in the third quarter of 2004 compared to a year ago due to higher renewal premiums from the funding of existing executive deferred compensation plans. For the first nine months of 2004, TBG Financial’s production decreased 1% compared to a year ago due to the unfavorable environment for COLI and executive deferred compensation programs, which continues to impact the creation of new plans and sales.

Business Segments

During the second quarter of 2004, the Company reorganized its segment reporting structure and now reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The Company has reclassified segment results for all prior periods presented to be consistent with the new reporting structure.

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Individual Investments	$57.4	$46.8	$179.7	$130.7
Retirement Plans	44.9	45.1	137.8	113.1
Individual Protection	67.0	46.7	183.1	163.4
Corporate and Other	20.9	13.9	41.2	37.4

Individual Investments

The Individual Investments segment consists of individual The BEST of AMERICA and private label deferred variable annuity products, NFN individual annuity products, deferred fixed annuity products, income products, and advisory services program revenues and expenses. This segment differs from the former Individual Annuity segment due to the addition of the advisory services program results. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Statements of Income Data
Revenues:
Policy charges	$129.5	$116.1	$390.5	$329.2
Net investment income	228.1	225.6	683.9	661.5
Premiums on immediate annuities	25.8	24.7	64.2	76.3
Other	0.1	—	0.2	—

Total revenues	383.5	366.4	1,138.8	1,067.0

Benefits and expenses:
Interest credited to policyholder account values	157.1	167.6	473.5	496.6
Other benefits	37.9	36.0	89.9	114.6
Amortization of DAC and VOBA	70.3	65.5	220.5	174.2
Other operating expenses	60.8	50.5	175.2	150.9

Total benefits and expenses	326.1	319.6	959.1	936.3

Pre-tax operating earnings	$57.4	$46.8	$179.7	$130.7

Other Data
Sales:
Individual variable annuities	$915.4	$976.1	$3,277.5	$3,670.2
Individual fixed annuities	307.5	517.2	752.2	1,521.3
In retirement	48.1	39.5	118.1	118.7
Advisory services program	50.0	7.5	116.8	9.2

Total sales	$1,321.0	$1,540.3	$4,264.6	$5,319.4

Average account values:
General account	$16,253.9	$15,857.7	$16,174.9	$15,152.0
Separate account	33,847.8	29,751.8	33,766.0	28,160.5
Advisory services program	111.1	6.1	74.9	3.1

Total average account values	$50,212.8	$45,615.6	$50,015.8	$43,315.6

Account values as of period end:
Individual variable annuities	$39,042.6	$35,956.6
Individual fixed annuities	8,915.1	8,476.0
In retirement	1,875.2	1,827.8
Advisory services program	131.0	10.5

Total account values	$49,963.9	$46,270.9

GMDB – Net amount at risk, net of reinsurance	$493.9	$1,698.1
GMDB – Reserves, net of reinsurance	$29.8	$21.5
Pre-tax operating earnings to average account values	0.46%	0.41%	0.48%	0.40%

Pre-tax operating earnings totaled $57.4 million in third quarter 2004, up 23% compared to third quarter 2003 earnings of $46.8 million. For the first nine months of 2004, pre-tax operating earnings were $179.7 million compared to $130.7 million for the first nine months of 2003, an increase of 37%. The higher earnings were primarily driven by higher asset fees and interest spread income, somewhat offset by higher other operating expenses and DAC amortization.

Asset fees increased to $109.6 million in the third quarter of 2004, up 12% from $97.9 million in the same period a year ago. For the first nine months of 2004, asset fees totaled $330.2 million, up 21% from the first nine months of 2003 total of $272.4 million. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees were primarily due to changes in the market value of the investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values increased 14% to $33.85 billion for the quarter ended September 30, 2004 compared to $29.75 billion in the same period a year ago. For the first nine months of 2004, average separate account values increased 20% to $33.77 billion, compared to $28.16 billion in the same period a year ago.

Surrender fees increased by $2.0 million to $16.3 million in the third quarter of 2004 relative to a year ago, primarily due to a higher level of surrender activity due in part to a higher base of assets relative to a year ago. For the first nine months of 2004, surrender fees totaled $48.8 million, up 11% from the first nine months of 2003 total of $43.8 million, primarily due to the competitive market place, volatile equity markets and larger in-force levels.

Policy charges increased to $129.5 million in the third quarter of 2004, up 12% from $116.1 million in the same period a year ago. For the first nine months of 2004, policy charges totaled $390.5 million, up 19% from the first nine months of 2003 total of $329.2 million. The increases for both periods were due to higher variable asset fees as average separate account values increased.

Premiums on immediate annuities were flat in the third quarter of 2004 and 2003. For the first nine months of 2004, premiums on immediate annuities totaled $64.2 million, down 16% from the first nine months of 2003 total of $76.3 million. Results for both periods reflect an increasingly competitive sales environment, though higher interest rates in late second and early third quarter helped immediate annuity sales in third quarter.

The 22% decrease in other benefits during the first nine months of 2004 compared to the prior year reflects lower GMDB costs in 2004. GMDB exposure, as measured by the difference between the current contractual death benefit and account value, net of reinsurance, throughout the first nine months of 2004 fell sharply from the levels of a year ago. The reduction in other benefits also reflects decreased provision for future policy benefits for immediate annuities consistent with the decline in premium income.

Other operating expenses were $60.8 million in third quarter 2004, an increase of 20% compared to third quarter 2003. During the first nine months of 2004, other operating expenses totaled $175.2 million, an increase of 16% over the first nine months of 2003. The increases were driven by two primary factors. First, asset-based trail compensation increased due to growth in account values. Asset-based trail commissions increased by $14.4 million to $49.5 million in the first nine months of 2004 compared to $35.1 in 2003. Trail compensation is compensation paid to the Company’s producing firms that is based on the level of assets under management rather than on the new deposits made in that time period. Instead of paying a one-time amount at the point of sale, a smaller payment is made each year the business remains in-force. In some cases, a combination of both types of compensation is paid. The second factor was increased expenses primarily related to advertising and promotion and employee compensation and benefits.

Interest spread income is comprised of net investment income, excluding capital charges, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income grew 19% and 23% in the third quarter and the first nine months of 2004, respectively, compared to a year ago. The growth was driven by increased prepayment income on mortgage loans and bond call premiums of $4.3 million in the current quarter and $9.8 million in the first nine months of 2004, the impact of lower crediting rates put in place over the last few quarters, and higher average general account values. These factors more than offset decreased customer allocations to the guaranteed fixed options of individual variable annuities. Allocations to the guaranteed fixed option related to new domestic individual variable annuity sales during the third quarter and for the first nine months of 2004, totaled 25% and 22%, compared to 31% and 50% for the same periods a year ago, respectively.

The following table summarizes the interest spread on average general account values for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net investment income	5.75%	5.85%	5.78%	6.00%
Interest credited	3.87%	4.23%	3.90%	4.37%

Interest spread on average general account values	1.88%	1.62%	1.88%	1.63%

In addition to higher general account assets, interest spread margins widened during the quarter to 188 basis points compared to 162 basis points a year ago. Included in the current quarter were 17 basis points, or $7.0 million, of prepayment income on mortgage loans and bond call premiums compared to 7 basis points, or $2.7 million, a year ago. For the first nine months of 2004, interest spread margins widened to 188 basis points compared to 163 basis points a year ago. Included in the first nine months of 2004 were 13 basis points, or $16.3 million, of prepayment income on mortgage loans and bond call premiums compared to 6 basis points, or $6.5 million, a year ago. The higher interest rate environment relative to a year ago has eased the pressure on margins due to the interest rate floors contained in annuity contracts. For the full year 2004, the Company expects interest spread margins to tighten and currently expects full year spreads of 180 to 185 basis points, including a nominal level of prepayment activity.

The Company has taken actions to address low interest rate environments and the resulting impact on interest spread margins. In 2003 the Company lowered commission rates for individual fixed annuities, and the Company began invoking contractual provisions during second quarter 2003 that limited the amount of variable annuity deposits allocated to the guaranteed fixed option. In addition, the Company re-filed its products with lower floor guarantees in 2003, and the majority of new business is now written in these lower floor guarantee products.

Sales totaled $1.32 billion during third quarter 2004, down 14% from $1.54 billion a year ago. Variable annuity production declined in the quarter by 6% to $915.4 million in 2004, with 25% of new domestic sales allocated to the guaranteed fixed options. Fixed annuity sales totaled $307.5 million in third quarter 2004, a 41% decline from levels reported a year ago. For the first nine months of 2004, sales were $4.26 billion, down 20% compared to $5.32 billion for the first nine months of 2003. Declines in both the quarterly and year-to-date periods were attributable to a sharp drop-off in sales of fixed annuities, the result of the actions described above, which are intended to reduce the level of new individual fixed annuity business due to the challenging interest rate environment.

Deposits in third quarter 2004 of $1.31 billion offset by withdrawals and surrenders totaling $1.39 billion generated net outflows of $81.1 million compared to net inflows of $289.9 million achieved a year ago. Year-to-date 2004 net inflows were $28.1 million compared to net inflows of $1.62 billion in 2003.

The increase in the ratio of pre-tax operating earnings to average account values in the third quarter and first nine months of 2004 compared to 2003 was primarily due to higher policy charges and interest spreads on average general account values and decreased variable annuity guaranteed benefit costs.

The following table summarizes selected information about the Company’s deferred individual fixed annuities as of September 30, 2004:

	Ratchet		Reset
(in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,166.7	3.67%
Minimum interest rate of 3.00% to 3.49%	3,166.1	4.98%	7,104.5	3.22%
Minimum interest rate lower than 3.00%	1,028.8	3.12%	326.2	3.63%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A

Total deferred individual fixed annuities	$4,194.9	4.52%	$8,597.4	3.30%

	Market value adjustment (MVA)		Total
(in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,166.7	3.67%
Minimum interest rate of 3.00% to 3.49%	—	N/A	10,270.6	3.76%
Minimum interest rate lower than 3.00%	—	N/A	1,355.0	3.25%
MVA with no minimum interest rate guarantee	1,630.6	3.57%	1,630.6	3.57%

Total deferred individual fixed annuities	$1,630.6	3.57%	$14,422.9	3.69%

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. This segment differs from the former Institutional Products segment because it no longer includes the results of the structured products and medium-term note businesses. The private sector includes IRC Section 401(k) business generated through fixed and variable annuities, NTC and The 401(k) Company. The public sector includes IRC Section 457 business in the form of fixed and variable annuities and administration-only business. Retirement Plans sales do not include large case retirement plan acquisitions and Nationwide employee and agent benefit plans. However, the statements of income data in the following table does reflect this business.

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Statements of Income Data
Revenues:
Policy charges	$41.6	$41.6	$128.8	$119.4
Net investment income	165.5	165.8	486.7	499.9
Other	48.4	33.7	136.1	91.8

Total revenues	255.5	241.1	751.6	711.1

Benefits and expenses:
Interest credited to policyholder account values	113.5	113.7	332.4	344.7
Amortization of DAC and VOBA	12.1	11.4	34.5	34.3
Other operating expenses	85.0	70.9	246.9	219.0

Total benefits and expenses	210.6	196.0	613.8	598.0

Pre-tax operating earnings	$44.9	$45.1	$137.8	$113.1

Other Data
Sales:
Private sector	$1,417.2	$1,273.5	$4,704.0	$3,908.2
Public sector	913.0	887.0	2,712.7	2,347.4

Total sales	$2,330.2	$2,160.5	$7,416.7	$6,255.6

Average account values:
General account	$10,222.5	$9,828.0	$10,091.0	$9,750.7
Separate account	19,963.6	19,107.9	20,280.0	18,288.0
Administration-only	38,174.1	29,192.4	36,535.3	25,195.8

Total average account values	$68,360.2	$58,128.3	$66,906.3	$53,234.3

Account values as of period end:
Private sector	$31,964.2	$27,286.9
Public sector	36,446.4	32,182.3

Total account values	$68,410.6	$59,469.2

Pre-tax operating earnings to average account values	0.26%	0.31%	0.27%	0.28%

Pre-tax operating earnings decreased slightly to $44.9 million in the third quarter of 2004 from $45.1 million a year ago. Pre-tax operating earnings increased 22% to $137.8 million in the first nine months of 2004 compared to $113.1 million in the same period a year ago. For the year, growth in other income from NTC and administration only products was partially offset by higher general operating expenses and increased commission expense.

Asset fees decreased 3% to $36.8 million in the third quarter of 2004 compared to $37.9 million in the prior year quarter, while year-to-date 2004 asset fees increased 5% to $113.4 million from $107.6 million in 2003. The decline in asset fees in the third quarter of 2004 compared to the prior year was due to declining issuances of group annuity products in favor of non-annuity products, coupled with a less favorable equity market environment during the third quarter of 2004. The year-to date increase was driven by an 11% increase in average separate account values in the first nine months of 2004 compared to the same period in 2003, reflecting the rebounding equity markets in the first half of the year.

Surrender charges increased to $2.5 million in the third quarter of 2004 from $1.2 million in the prior year quarter, and to $8.7 million in the first nine months of 2004 compared to $4.2 million in the first nine months of 2003. Increases in withdrawals and surrenders of 21% and 17% in the third quarter and first nine months of 2004, respectively, compared to the same periods a year ago, drove the increases in charges as a higher percentage of plans surrendered within the surrender charge period.

Other income, which includes fees for administration-only cases and NTC products, increased 44% and 48% in the third quarter and first nine months of 2004, respectively, compared to the same periods a year ago. The increases primarily were due to growth in private sector retirement plans sold through NTC, which now accounts for 28% of private sector retirement plan account values compared to 18% a year ago.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spreads vary depending on crediting rates offered by the Company, the performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income was $0.1 million lower in the third quarter of 2004 compared to the prior year quarter, and $0.9 million lower for the first nine months of 2004 compared to a year ago. The decreases primarily were due to spread compression in both the public sector and private sector businesses driven by lower earnings in the investment portfolio, excluding prepayment income on mortgage loans and bond call premiums.

The following table summarizes the interest spread on average general account values for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net investment income	6.48%	6.75%	6.43%	6.83%
Interest credited	4.44%	4.63%	4.39%	4.71%

Interest spread on average general account values	2.04%	2.12%	2.04%	2.12%

Interest spread margins declined to 204 basis points in both the third quarter and first nine months of 2004 compared to 212 basis points for the comparable periods a year ago. Included in the current quarter were 30 basis points, or $7.6 million, of prepayment income on mortgage loans and bond call premiums compared to 22 basis points, or $5.5 million, a year ago. On a year-to-date basis, prepayment income was 20 basis points, or $15.1 million, compared to 18 basis points, or $13.2 million, last year. For the full year 2004, the Company expects interest spread margins of 195 to 200 basis points, including a nominal level of prepayment activity.

Other operating expenses increased 20% to $85.0 million in the third quarter of 2004 from $70.9 million a year ago, and 13% to $246.9 million for the first nine months of 2004 versus $219.0 million in the prior year period. The increases reflect costs related to various information technology enhancements to the defined contribution record-keeping platform, an initiative aimed at expanding the sales and service capabilities in the Company’s private sector retirement plans business; an increase in participants in public sector and private sector retirement plans; and higher employee benefit and pension costs.

Sales during the third quarter of 2004 increased 8% to $2.33 billion from $2.16 billion in the third quarter of 2003. For the first nine months of 2004, sales increased 19% to $7.42 billion compared to $6.26 billion for the same period a year ago. The increases were driven by the addition of three large cases in 2004, as discussed below.

Private sector retirement plan sales in the third quarter of 2004 increased 12% to $1.42 billion from $1.27 billion in the prior year, and increased 20% to $4.70 billion for the first nine months of 2004 from $3.91 billion a year ago. Both increases were due to the acquisition of large cases.

Public sector retirement plan sales increased 3% to $913.0 million in the third quarter of 2004 from $887.0 million in the prior year quarter, and increased 16% to $2.71 billion for the first nine months of 2004 from $2.35 billion a year ago. The increases reflect the addition of deposits into the State of New York, State of New Mexico, City of Phoenix and IAFF defined contribution plans. In addition, recently implemented pension reform legislation has expanded the portability of public plan assets, leading to increased rollover activity from existing participants’ previous employer-sponsored plans into existing accounts.

Deposits in the third quarter of 2004 of $2.38 billion offset by participant withdrawals and surrenders of $1.73 billion generated net inflows from participant activity of $650.8 million, a 15% decrease from the third quarter of 2003. Year-to-date 2004 net inflows increased 21% to $2.23 billion from $1.84 billion in 2003. Deferrals into existing plans and the recently acquired State of New York, State of New Mexico and City of Phoenix defined contribution plans drove the increase. The September 30, 2004 account values included the April 2004 addition of the $543.0 million City of Phoenix defined contribution plan.

The ratio of pre-tax operating earnings to average account values declined 5 basis points to 26 basis points in the third quarter of 2004 from 31 basis points in the comparable quarter of 2003. Flat pre-tax operating earnings, combined with an 18% increase in average account values due to the favorable equity market environment during the first half of 2004, drove the decrease in this ratio.

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

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Statements of Income Data
Revenues:
Policy charges	$136.0	$131.0	$400.9	$393.1
Net investment income	118.0	119.3	350.7	347.2
Other	83.2	86.0	256.4	276.1

Total revenues	337.2	336.3	1,008.0	1,016.4

Benefits and expenses:
Life benefits and policyholder dividends	169.8	177.9	523.0	536.7
Amortization of DAC and VOBA	35.1	44.4	108.7	119.7
Other operating expenses	65.3	67.3	193.2	196.6

Total benefits and expenses	270.2	289.6	824.9	853.0

Pre-tax operating earnings	$67.0	$46.7	$183.1	$163.4

Other Data
Sales:
The BEST of AMERICA variable life series	$113.0	$104.2	$330.8	$322.8
NFN variable life products	60.9	66.0	192.3	199.4
Corporate-owned life insurance	127.8	109.1	474.7	464.3
Traditional/universal life insurance	119.3	112.8	372.2	339.0

Total sales	$421.0	$392.1	$1,370.0	$1,325.5

Policy reserves as of period end:
Individual investment life insurance	$4,578.3	$4,040.7
Corporate investment life insurance	4,866.1	4,186.2
Traditional life insurance	4,258.1	4,136.5
Universal life insurance	975.3	867.6

Total policy reserves	$14,677.8	$13,231.0

Insurance in-force as of period end:
Individual investment life insurance	$56,366.5	$55,544.5
Corporate investment life insurance	9,692.2	9,071.6
Traditional life insurance	32,849.5	33,999.2
Universal life insurance	8,507.7	8,238.8

Total insurance in-force	$107,415.9	$106,854.1

Pre-tax operating earnings increased 43% to $67.0 million in third quarter 2004, up from $46.7 million a year ago. On a year-to-date basis, pre-tax operating earnings of $183.1 million in 2004 increased 12% compared to $163.4 million in 2003. Improved results from the individual variable life business drove the increase in the quarter as the environment for equity-linked insurance products continued to improve. Additionally, third quarter 2004 results reflect $6.4 million of lower DAC amortization in investment life. The lower amortization resulted from the implementation of an enhanced DAC model, which provides a more refined calculation and more timely reflections of observed trends in the underlying assumptions.

Policy charges increased to $136.0 million in third quarter 2004 compared to $131.0 million in third quarter 2003. Cost of insurance charges, which are assessed on the amount of insurance in-force in excess of the related policyholder account value, increased 3% in third quarter 2004 and 2% in the first nine months of 2004 compared to the same periods a year ago. Growth in universal life and individual investment life products were the primary contributors to the improvement in policy charges.

Net investment income was essentially flat in the third quarter of 2004. The slight increase in the first nine months of 2004 was due to growth in the universal life insurance business.

Life benefits and policyholder dividends decreased 5% to $169.8 million in third quarter 2004, while the decrease in the first nine months of 2004 was 3% compared to the same periods a year ago. Favorable mortality in the fixed life insurance business was partially offset by unfavorable mortality in the individual investment life business. The decline in policyholder dividends on participating policies was due to a reduction in the dividend scale as a result of lower interest rates.

Amortization of DAC and VOBA decreased $9.3 million, or 21%, in third quarter 2004 and $11.0 million, or 9%, in the first nine months of 2004 compared to the same periods a year ago. While DAC amortization increased in the fixed life business, consistent with the higher earnings reported in this business, the implementation of the DAC model enhancement and certain assumption updates reduced amortization in the investment life business by $6.4 million.

Other operating expenses were $65.3 million in third quarter 2004, down 3% from third quarter 2003, while the first nine months of 2004 saw a decrease of 2% over the same period as a year ago. The integration of the back office and processing functions at NFN over the last nine months of 2003 drove the decrease, partially offset by higher compensation and employee benefits expense.

Third quarter 2004 sales totaled $421.0 million, 7% ahead of a year ago. COLI sales showed the strongest growth, increasing 17% compared to a year ago. The improvement in sales during the quarter was driven largely by increased renewal premium from the funding of existing COLI cases. Increased renewal premium from COLI cases can be attributed to continued improvement in the market environment and increased participant deferrals in existing executive deferred compensation plans, partially offset by the slow growth in new COLI sales due to the unfavorable environment for COLI and executive deferred compensation programs affecting the creation of new plans and sales. For the first nine months of 2004, sales increased 3% compared to 2003 and totaled $1.37 billion. Sales of traditional/universal life insurance continue to be strong, driving the improvement in year-to-date sales. Traditional/universal life sales of $372.2 million increased 10% compared to a year ago, driven by a re-tooled universal life insurance product portfolio and expanding distribution relationships in the non-affiliated distribution channels.

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

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Statements of Income Data
Operating revenues	$91.8	$73.2	$245.0	$214.0
Interest expense on debt	(25.5)	(24.7)	(76.4)	(71.5)
Other operating expenses	(45.4)	(34.6)	(127.4)	(105.1)

Pre-tax operating earnings	20.9	13.9	41.2	37.4
Net realized (losses) gains on investments, hedging instruments and hedged items[1]	(4.7)	14.5	(55.2)	(61.3)

Income (loss) from continuing operations before federal income taxes	$16.2	$28.4	$(14.0)	$(23.9)

Other Data
Account values as of period end —
Funding agreements backing medium-term notes	$4,818.1	$4,400.7

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

The 50% increase in pre-tax operating earnings in the third quarter of 2004 compared to 2003 was primarily attributable to a 25% increase in operating revenues, partially offset by a $10.8 million increase in other operating expenses. The increase in current quarter pre-tax operating earnings was driven by higher net investment income, which increased from $54.6 million for the third quarter of 2003 to $71.1 million for the third quarter of 2004, partially offset by an $11.0 million increase in interest credited and commissions expense. During the first nine months of 2004, pre-tax operating earnings increased 10% compared to the same period last year due to an $18.8 million increase in other income from securitizations and structured products activity, partially offset by a $13.5 million increase in general operating expenses related to legal reserves, variable interest entities, advertising and promotion, and employee compensation benefits.

The 3% increase in interest expense on debt in the third quarter of 2004 compared to a year ago was due to an increase in the utilization of short-term debt. The 7% increase in interest expense on debt for the first nine months of 2004 compared to the same period a year ago was due to the issuance of $200.0 million of senior notes in February 2003 and an increase in short-term debt utilization.

Net realized losses on investments, hedging instruments and hedged items excluding periodic net coupon settlements on non-qualifying derivatives totaled $4.7 million in third quarter 2004 compared to a $14.5 million gain a year ago and included other-than-temporary impairments of $31.4 million and $16.1 million, respectively. For the first nine months of 2004, net realized losses on investments, hedging instruments and hedged items excluding periodic net coupon settlements on non-qualifying derivatives totaled $55.2 million compared to $61.3 million for the first nine months of 2003 and included other-than-temporary impairments of $83.8 million and $126.4 million, respectively.

The following table summarizes net realized (losses) gains on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$32.7	$35.2	$55.2	$100.3
Hedging losses on fixed maturity sales	(4.6)	(10.0)	(9.8)	(40.3)
Equity securities available-for-sale	0.7	0.6	2.2	1.0
Real estate	1.2	2.9	3.7	3.8
Mortgage loans on real estate	0.9	1.3	10.1	2.7
Mortgage loan hedging losses	(0.7)	(1.0)	(2.0)	(2.4)
Other	5.9	1.5	6.2	1.7

Total realized gains on sales	36.1	30.5	65.6	66.8

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(3.0)	(7.5)	(10.8)	(26.5)
Hedging gains on fixed maturity sales	0.2	1.9	1.0	7.3
Equity securities available-for-sale	(0.4)	—	(0.9)	(0.3)
Real estate	—	(0.1)	(1.2)	(0.5)
Mortgage loans on real estate	(2.0)	(0.5)	(18.1)	(2.2)
Mortgage loan hedging gains	0.1	—	1.9	—
Other	(0.3)	(0.3)	(1.8)	(1.4)

Total realized losses on sales	(5.4)	(6.5)	(29.9)	(23.6)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(27.8)	(29.8)	(75.1)	(123.4)
Equity securities available-for-sale	—	(1.3)	(0.6)	(16.7)
Real estate	(0.3)	(0.3)	(2.8)	(0.3)
Mortgage loans on real estate, including valuation allowance adjustment	(3.3)	15.3	(5.3)	14.0

Total other-than-temporary and other investment impairments	(31.4)	(16.1)	(83.8)	(126.4)

Credit default swaps	4.7	4.2	2.0	12.0
Periodic net coupon settlements on non-qualifying derivatives	1.9	3.9	7.1	12.5
Other derivatives	(7.5)	2.4	(8.9)	9.9

Total realized (losses) gains before policyholder dividend obligation and VOBA adjustments	(1.6)	18.4	(47.9)	(48.8)
Amounts credited to policyholder dividend obligation	(3.7)	—	(4.8)	—
Amortization adjustment for VOBA	2.5	—	4.6	—

Net realized (losses) gains on investments, hedging instruments and hedged items	$(2.8)	$18.4	$(48.1)	$(48.8)

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. See “Impairment Losses on Investments” in the “Critical Accounting Policies and Recently Issued Accounting Pronouncements” section of Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this report for a complete discussion of this process.

The following table summarizes for the nine months ended September 30, 2004 the Company’s largest aggregate loss on sales and write-downs by issuer (including affiliates), the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

				September 30, 2004
(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	Holdings[1]	Net unrealized gain
A major U.S. airline. A write-down and sale of a portion of the holdings of this issuer were completed during the quarter. The Company holds other securities issued by this company that the Company believes are fully collateralized with no further impairment loss identified.	$23.6	$(0.7)	$(15.6)	$32.9	$—

An Australian-based gold and advanced minerals mining company. The company unexpectedly went into receivership in the third quarter. A sale was entered into in the third quarter to settle in the fourth quarter of 2004. The expected loss is included in “write downs” in the table.	—	—	(8.3)	9.4	—

Specialty finance company for healthcare providers. Second quarter 2004 analysis indicated that the underlying collateral had deteriorated and expected cash flows experienced an adverse change. An impairment loss was taken in the second quarter with the security recorded at fair value. Exposure was reduced through sales in the third quarter. The sales that realized gains are not included in this table. Expected cash flows and fair values of the remaining holdings are being monitored. No additional impairments on these holdings necessary at this time.	1.0	—	(5.9)	5.8	0.6

United Kingdom-based manufacturer, primarily of buses. Impaired the first quarter and subsequently sold during the second quarter of 2004.	1.3	(0.2)	(5.8)	—	—

A structured asset-backed security with home-equity loans as the underlying collateral. Expected cash flows and fair value deteriorated during the second quarter of 2004 and an impairment loss was taken to reduce holding to fair value. Expected cash flows and fair values of the remaining holding are being monitored. No additional impairments on these holdings necessary at this time.	—	—	(5.0)	5.0	0.5

Asset-backed structure issued in 2000 which includes credit default swaps. A write-down and sale of a portion of the holdings of this issuer were completed during the second quarter. Expected cash flows and fair values of the remaining holding are being monitored.	4.8	—	(4.3)	5.7	0.1

This issuer provides financing to the restaurant and hotel industries. Expected cash flows experienced deterioration in first quarter 2004 and the issue was impaired to fair value. Expected cash flows deteriorated further in the third quarter and the issue was impaired to fair value. The Company holds other securities issued by this company that have not had an adverse change in cash flows.	—	—	(3.2)	30.8	2.2

A collateralized debt obligation. The write-down to fair value was taken consistent with the application of the applicable accounting literature due to an adverse change in expected cash flows of the security. During third quarter 2004, a gain on sale of $2.4 was recognized (not shown in the table) upon final disposition of the security.	—	—	(3.0)	—	—

A major U.S. airline. A write-down and sale of certain holdings of this issuer were completed during the quarter. The Company holds other securities issued by this company that the Company believes are fully collateralized with no further impairment loss identified.	18.2	(0.7)	(2.9)	35.4	0.1

Asset-backed structure issued in 1998 to purchase and own a portfolio of aircraft. A sale of the entire position was realized as an impairment loss during the third quarter.	3.4	—	(2.7)	—	—

A collateralized debt obligation. The write-down to fair value was taken consistent with the application of the applicable accounting literature due to an adverse change in expected cash flows of the security during the third quarter.	—	—	(2.2)	11.8	—

A leading provider of specialty information services to life, health and disability insurance industries. Due to several concerns regarding the company’s operations, including its ability to service its long-term debt, an impairment loss was taken in the third quarter and the security recorded at fair value.	—	—	(2.0)	3.0	—

Total	$52.3	$(1.6)	$(60.9)	$139.8	$3.5

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

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

The following table summarizes the Company’s capital as of the dates indicated:

(in millions)	September 30, 2004	December 31, 2003	September 30, 2003
Long-term debt	$1,412.9	$1,405.6	$1,396.3

Shareholders’ equity, excluding accumulated other comprehensive income	4,657.8	4,370.5	4,281.8
Accumulated other comprehensive income	479.4	504.9	627.1

Total shareholders’ equity	5,137.2	4,875.4	4,908.9

Total capital	$6,550.1	$6,281.0	$6,305.2

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

The terms of the senior notes contain various restrictive covenants, including limitations on the disposition of subsidiaries. As of September 30, 2004, the Company was in compliance with all such covenants. The $300.0 million principal of 8.00% senior notes, due March 1, 2027, are redeemable, in whole or in part, at the option of NFS at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The $300.0 million principal of 6.25% senior notes, due November 15, 2011, were issued in November 2001 and are not redeemable prior to their maturity date. The $300.0 million principal of 5.90% senior notes, due July 1, 2012, issued in June 2002, and the $200.0 million principal of 5.625% senior notes due February 13, 2015, issued in February 2003, are redeemable, in whole or in part, at the option of NFS at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at the treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date.

The variable rate note payable is tied to 1-year U.S. LIBOR rates with annual resets and had an outstanding balance of $1.6 million and an interest rate of 4.31% as of September 30, 2004.

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

As an insurance holding company, the ability of NFS to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of: (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31; or (ii) the statutory-basis net income of the insurer for the 12-month period ending as of the prior December 31. NLIC’s statutory-basis policyholders’ surplus as of December 31, 2003 was $2.23 billion and statutory-basis net income for 2003 was $444.4 million. As of September 30, 2004, NLIC could pay dividends to NFS totaling $219.4 million without obtaining prior approval. The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders.

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the Pennsylvania Insurance Department (PID) either approves or fails to disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of: (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31; or (ii) the statutory-basis net income of the insurer for the prior year. Also, in connection with the acquisition of NLICA, the PID ordered that no dividends could be paid out of NLICA before October 1, 2005 without prior approval. The statutory capital and surplus of NLICA as of December 31, 2003 and 2002 was $519.6 million and $393.7 million, respectively, while statutory net income (loss) for the years ended December 31, 2003 and 2002 was $100.4 million and $(107.2) million, respectively. NLICA sought and received permission from the PID to pay a $25.0 million dividend to NFS in April 2004.

NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses and principal in the future.

Also available as a source of funds to the Company is a $1.00 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $2.29 billion and NLIC maintain statutory surplus in excess of $1.56 billion. The Company had no amounts outstanding under this agreement as of September 30, 2004. NLIC also has an $800.0 million commercial paper program, which increased from $500.0 million as of March 31, 2004, and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $214.4 million in commercial paper outstanding as of September 30, 2004.

In addition, the Company has two majority-owned subsidiaries that each have available a separate annually renewable, 364-day, $10.0 million line of credit agreement with a single financial institution. The lines of credit are guaranteed by NFS. One of the agreements was renewed in September 2004, and the majority-owned subsidiary had $5.9 million outstanding on that line of credit as of September 30, 2004. The other agreement was established in August 2004, and the majority-owned subsidiary had $7.0 million outstanding on that line of credit as of September 30, 2004.

Also, as a result of consolidating certain variable interest entities where the Company was identified as the primary beneficiary, the Company reported $38.3 million of short-term debt related to borrowings under a securities lending agreement. As of September 30, 2004, the Company has not provided any guarantees on such borrowings, either directly or indirectly.

The Company has sold $419.6 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 4.75% to 5.25% over periods ending between 2004 and 2021 and as of September 30, 2004 held guarantee reserves totaling $4.2 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.14 billion. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. None of the stabilization collateral had been released into income during the third quarter of 2004 and 2003, compared to $0.1 million and $2.0 million during the first nine months of 2004 and 2003, respectively.

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

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments due in each period presented:

	Total	Payments due by period				Amount per balance sheet
(in millions)		Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term debt[1]	$312.8	$312.8	$—	$—	$—	$312.8
Long-term debt:
Unrelated parties[2]	1,103.6	7.1	0.3	0.3	1,095.9
Related parties[2]	309.3	—	—	—	309.3

Subtotal	1,412.9	7.1	0.3	0.3	1,405.2	1,412.9

Operating lease obligations[3]	188.6	26.5	46.6	37.9	77.6	—
Capital lease obligations[3]	0.5	0.2	0.3	—	—	—
Purchase and lending commitments:
Fixed maturity securities[4]	139.4	139.4	—	—	—	—
Commercial mortgage loans[4]	467.1	435.3	31.8	—	—	—
Limited partnerships[5]	84.7	84.7	—	—	—	—

Subtotal	691.2	659.4	31.8	—	—	—

Funding agreements backing meduim-term notes[4,6]	4,818.1	1,391.9	2,947.5	224.3	254.4	4,818.1
Cash collateral on securities lending[7]	1,271.4	1,271.4	—	—	—	1,271.4
Cash collateral on derivative transactions[7]	302.2	302.2	—	—	—	302.2
Securities collateral on derivative transactions[7]	172.9	172.9	—	—	—	172.9
Single premium immediate annuities[8]	3,546.9	209.1	390.2	348.9	2,598.7	3,546.9
Group pension deferred fixed annuities[9]	23.2	15.4	7.4	0.1	0.3	23.2

Total	$12,740.7	$4,368.9	$3,424.1	$611.5	$4,336.2	$11,860.4

[1]	No contractual provisions exist that could create, increase or accelerate those obligations presented. The amount presented includes contractual principal payments only.

[2]

Contractual provisions exist that could increase or accelerate those obligations presented. The amounts presented include contractual principal payments only. See the “Liquidity and Capital Resources” section of MD&A for a detailed discussion of the Company’s long-term debt.

[3]

Contractual provisions exist that could increase or accelerate those obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to the Company’s financial position or results of operations.

[4]	No contractual provisions exist that could create, increase or accelerate those obligations presented.

[5]

Primarily related to investments in low-income-housing tax credit partnerships. The ultimate call date of these commitments may extend beyond one year but have been reflected in payments due in less than one year due to the call features.

[6]	See the “Off-Balance Sheet Transactions” section of MD&A for a detailed discussion of the Company’s medium-term note program.

[7]

Since the timing of the return of collateral is uncertain, these obligations have been reflected in payments due in less than one year. See the “Off-Balance Sheet Transactions” section of MD&A for a detailed discussion of the impact of collateral on the Company’s balance sheets.

[8]

Contractual surrender provisions exist on an immaterial portion of these contracts that could decrease and/or accelerate those obligations presented. Most of the contracts with such provisions mature in four years or less and are subject to surrender charges of approximately 5%. In addition, certain assumptions have been made about retirement patterns. Actual retirements may differ from those projected.

[9]

Contractual provisions exist that could increase those obligations presented. Interest is credited to accounts based on rates determined each quarter by the Company using its standard methods for establishing interest rates on fixed annuity contracts. Thus, amounts due may change based on interest crediting rates determined in the future by the Company.

As it relates to policy contract benefits, substantially all remaining policy and contract benefits to be paid do not have stated maturity dates and therefore do not lend themselves to meaningful disclosure in the format required. Furthermore, due to the nature of certain of these liabilities, they may not result in any ultimate payment requirement. For those benefit obligations that would result in a payment, the amounts are not readily determinable, as they are dependent on one or more future actions such as continued premium payment, death, future contract returns, surrender or annuitization election. Due to these significant uncertainties, the Company believes that inclusion of these additional amounts based on a series of estimates, of which few, if any, could be held out to be best estimates, would not be meaningful to investors and may be confusing compared with the discounted reserve estimates disclosed in the consolidated financial statements.

In addition, the Company makes discretionary pension plan and other postretirement benefit plan contributions. See Note 9 to the unaudited consolidated financial statements included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report for a detailed discussion of plan contributions.

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

As of September 30, 2004 and 2003, the Company had received $1.30 billion and $936.8 million, respectively, of cash collateral on securities lending and $302.2 million and $450.2 million, respectively, of cash for derivative collateral. As of September 30, 2004 the Company had received $25.9 million of non-cash collateral on securities lending. The Company invested the proceeds in short-term investments, which are reflected on the consolidated balance sheets, and a corresponding liability was established to reflect the return of the collateral. The Company also held $172.9 million and $82.0 million of securities as off-balance sheet collateral on derivative transactions as of September 30, 2004 and 2003, respectively.

Investments

General

The Company’s assets are divided between separate account and general account assets. As of September 30, 2004, $60.76 billion (54%) of the Company’s total assets were held in separate accounts and $51.80 billion (46%) were held in the Company’s general account, including $44.68 billion of general account investments.

Separate account assets consist primarily of deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. All of the investment performance in the Company’s separate account assets is passed through to the Company’s customers.

The following table summarizes the Company’s consolidated general account investments by asset category as of the dates indicated:

	September 30, 2004		December 31, 2003
(in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities	$31,823.1	71.2	$30,787.1	71.4
Equity securities	95.3	0.2	128.7	0.3
Trading assets	9.5	0.0	4.9	0.0
Mortgage loans on real estate, net	9,190.9	20.6	8,964.7	20.8
Real estate, net	108.3	0.2	123.4	0.3
Policy loans	981.6	2.2	963.2	2.1
Other long-term investments	525.8	1.2	194.6	0.5
Short-term investments	1,944.7	4.4	1,970.3	4.6

Total	$44,679.2	100.0	$43,136.9	100.0

The following table lists the ten largest fixed maturity investment holdings by amortized cost for both investment grade and non-investment grade securities included in the general account as of September 30, 2004:

(in millions)	Predominant Rating	Amortized Cost		Predominant Rating	Amortized Cost
Investment Grade			Non-Investment Grade
General Electric Capital Corporation	AAA	$96.4	Electronic Data System Corporation	BB+	$40.7
Household Finance Corporation	A	83.3	Bowater, Inc.	BB	38.0
H&R Block, Inc.	A	73.1	America West Airlines	BB	32.3
National Rural Utilities	BBB	64.9	Abitibi-Consolidated, Inc.	BB	31.7
Wachovia Corporation	A	62.3	Enterprise Products Partners LP	BB+	28.3
DaimlerChrysler NA Holding	BBB	59.9	Delta Airlines, Inc.	BB	26.0
Ford Motor Credit Company	A	58.7	Edison International	BB+	25.1
Southwest Airlines Company	A+	57.6	Timken Company	BB+	25.0
Cargill, Inc.	BBB+	55.2	NorthWestern Corporation	D	24.6
Morgan Stanley Dean Witter	A+	55.1	DPL, Inc.	B+	24.5

Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,416.1	$99.2	$1.5	$1,513.8
Obligations of states and political subdivisions	256.4	3.4	3.5	256.3
Debt securities issued by foreign governments	58.4	2.8	0.2	61.0
Corporate securities
Public	12,331.5	596.8	27.0	12,901.3
Private	7,084.0	397.8	27.6	7,454.2
Mortgage-backed securities – U.S. Government-backed	5,264.8	78.3	20.7	5,322.4
Asset-backed securities	4,239.6	108.6	34.1	4,314.1

Total fixed maturity securities	30,650.8	1,286.9	114.6	31,823.1
Equity securities	80.7	16.7	2.1	95.3

Total securities available-for-sale	$30,731.5	$1,303.6	$116.7	$31,918.4

December 31, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,154.9	$61.7	$2.8	$1,213.8
Obligations of states and political subdivisions	177.2	1.0	5.5	172.7
Debt securities issued by foreign governments	68.8	2.2	0.9	70.1
Corporate securities
Public	12,421.1	634.0	34.6	13,020.5
Private	7,083.4	483.2	33.0	7,533.6
Mortgage-backed securities – U.S. Government-backed	4,379.0	77.7	24.6	4,432.1
Asset-backed securities	4,278.5	130.6	64.8	4,344.3

Total fixed maturity securities	29,562.9	1,390.4	166.2	30,787.1
Equity securities	117.0	14.0	2.3	128.7

Total securities available-for-sale	$29,679.9	$1,404.4	$168.5	$30,915.8

The following table summarizes by time the gross unrealized losses on securities available-for-sale in an unrealized loss position as of the dates indicated:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
September 30, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$264.4	$1.2	$14.1	$0.3	$278.5	$1.5
Obligations of states and political subdivisions	74.4	0.8	60.4	2.7	134.8	3.5
Debt securities issued by foreign governments	—	—	8.6	0.2	8.6	0.2
Corporate securities
Public	1,412.2	17.0	325.8	10.0	1,738.0	27.0
Private	962.7	15.8	220.7	11.8	1,183.4	27.6
Mortgage-backed securities – U.S. Government-backed	1,413.9	13.9	209.1	6.8	1,623.0	20.7
Asset-backed securities	682.2	12.7	283.2	21.4	965.4	34.1

Total fixed maturity securities	4,809.8	61.4	1,121.9	53.2	5,931.7	114.6
Equity securities	28.5	2.1	—	—	28.5	2.1

Total	$4,838.3	$63.5	$1,121.9	$53.2	$5,960.2	$116.7

% of gross unrealized losses		54%		46%
December 31, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$191.7	$2.8	$—	$—	$191.7	$2.8
Obligations of states and political subdivisions	126.0	5.4	3.6	0.1	129.6	5.5
Debt securities issued by foreign governments	21.0	0.9	—	—	21.0	0.9
Corporate securities
Public	1,577.5	29.9	71.7	4.7	1,649.2	34.6
Private	972.2	27.5	67.1	5.5	1,039.3	33.0
Mortgage-backed securities – U.S. Government-backed	1,138.9	24.4	9.4	0.2	1,148.3	24.6
Asset-backed securities	844.6	38.8	270.1	26.0	1,114.7	64.8

Total fixed maturity securities	4,871.9	129.7	421.9	36.5	5,293.8	166.2
Equity securities	29.6	2.2	2.0	0.1	31.6	2.3

Total	$4,901.5	$131.9	$423.9	$36.6	$5,325.4	$168.5

% of gross unrealized losses		78%		22%

The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded and privately placed securities. The designations assigned by the NAIC range from class 1 (highest quality) to class 6. Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of September 30, 2004.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of the dates indicated:

(in millions)	Rating agency equivalent designation[2]	September 30, 2004		December 31, 2003
NAIC designation[1]		Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$19,020.1	$19,595.4	$17,507.7	$18,041.5
2	Baa	9,850.6	10,351.8	10,084.9	10,703.4
3	Ba	1,144.2	1,210.5	1,272.1	1,329.8
4	B	409.7	422.3	407.2	406.6
5	Caa and lower	117.9	126.8	145.7	159.5
6	In or near default	108.3	116.3	145.3	146.3

	Total	$30,650.8	$31,823.1	$29,562.9	$30,787.1

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

Mortgage-Backed Securities

As of September 30, 2004, the estimated fair value of the Company’s general account mortgage-backed securities (MBS) portfolio was comprised of residential MBS investments and totaled $5.32 billion (17%) of the carrying value of the general account fixed maturity securities available-for-sale.

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

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk varies by the type of MBS held. The Company limits its exposure to prepayments/extensions by including less volatile types of MBSs. As of September 30, 2004, $2.35 billion (44%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Most of the Company’s non-PAC MBSs possess varying degrees of cash flow structure and prepayment/extension risk. The MBS portfolio contains only 5% of pure pass-throughs.

The following table summarizes the distribution by investment type of the Company’s general account MBS portfolio as of the dates indicated:

	September 30, 2004		December 31, 2003
(in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Planned amortization class	$2,346.2	44.1	$2,395.3	54.0
Sequential	1,149.6	21.6	642.1	14.5
Very accurately defined maturity	703.8	13.2	575.4	13.0
Non-accelerating securities – CMO	497.3	9.3	211.8	4.8
Multi-family mortgage pass-through certificates	241.3	4.5	214.6	4.8
Accrual	200.4	3.8	252.1	5.7
Other	183.8	3.5	140.8	3.2

Total	$5,322.4	100.0	$4,432.1	100.0

Asset-Backed Securities

The Company’s general account asset-backed securities (ABS) portfolio includes home equity and credit card-backed ABSs, among others. As of September 30, 2004, ABS investments were $4.31 billion (14%) of the carrying value of the general account fixed maturity securities available-for-sale.

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

The following table summarizes the distribution by investment type of the Company’s general account ABS portfolio as of the dates indicated:

	As of September 30, 2004		As of December 31, 2003
(in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Home equity	$1,243.5	28.8	$1,208.2	27.8
Credit card-backed	751.0	17.4	780.3	18.0
CBO/CLO/CDO	496.4	11.5	493.8	11.4
Commercial mortgage-backed securities	442.9	10.3	333.1	7.7
Pass-through certificate	216.0	5.0	251.4	5.8
Enhanced equity/equity trust certificates	179.5	4.2	193.5	4.4
Non-accelerated securities	153.2	3.6	—	—
Student loans	127.0	2.9	—	—
Franchise/business loan	108.6	2.5	122.4	2.8
Auto loan-backed	78.4	1.8	122.2	2.8
Miscellaneous asset-backed	75.3	1.7	325.8	7.5
Equipment leases	62.6	1.5	69.3	1.6
Other	379.7	8.8	444.3	10.2

Total	$4,314.1	100.0	$4,344.3	100.0

Private Placement Fixed Maturity Securities

The Company invests in private placement fixed maturity securities because of the generally higher nominal yield available compared to comparably rated public fixed maturity securities, more restrictive financial and business covenants available in private fixed maturity security loan agreements and stronger prepayment protection. Although private placement fixed maturity securities are not registered with the Securities and Exchange Commission (SEC) and generally are less liquid than public fixed maturity securities, restrictive financial and business covenants included in private placement fixed maturity security loan agreements generally are designed to compensate for the impact of increased liquidity risk. A significant portion of the private placement fixed maturity securities that the Company holds are participations in issues that are also owned by other investors. In addition, some of these securities are rated by nationally recognized rating agencies, and substantially all have been assigned a rating designation by the NAIC.

Mortgage Loans

As of September 30, 2004, general account mortgage loans were $9.19 billion (21%) of the carrying value of consolidated general account invested assets. Substantially all of these loans were commercial mortgage loans. Commitments to fund mortgage loans of $467.1 million were outstanding as of September 30, 2004.

The summary below depicts carrying value of mortgage loans by regional exposure and type of collateral as of September 30, 2004:

(in millions)	Office	Warehouse	Retail	Apartment & Other	Total
New England	$326.3	$10.8	$124.8	$11.7	$473.6
Middle Atlantic	280.5	311.8	398.8	104.3	1,095.4
East North Central	320.5	277.1	596.1	356.5	1,550.2
West North Central	93.9	68.7	72.7	79.4	314.7
South Atlantic	307.7	406.6	737.9	796.4	2,248.6
East South Central	55.0	88.6	123.6	153.9	421.1
West South Central	275.4	150.1	102.3	248.7	776.5
Mountain	182.7	125.0	182.6	272.4	762.7
Pacific	369.3	451.4	479.7	218.9	1,519.3

	$2,211.3	$1,890.1	$2,818.5	$2,242.2	9,162.1

Valuation allowance					(37.9)
Unamortized premium					45.2
Change in fair value of hedged mortgage loans and commitments					21.5

Total mortgage loans on real estate, net					$9,190.9

As of September 30, 2004, the Company’s largest exposure to any single borrowing group was $796.4 million (9%) of the Company’s general account mortgage loan portfolio.

As of September 30, 2004, 0.08% of the Company’s mortgage loans were classified as delinquent compared to 0.14% a year ago and none as of December 31, 2003. Foreclosed and restructured loans totaled 0.03% and 0.22%, respectively, of the Company’s mortgage loans as of September 30, 2004 compared to 0.14% and 0.01%, respectively, as of September 30, 2003.

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

(b)

There have been no changes during the Company’s third fiscal quarter to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The financial services industry, including mutual fund, variable annuity, life insurance and distribution companies, has been the subject of increasing scrutiny by regulators, legislators and the media over the past year. Numerous regulatory agencies, including the SEC, the National Association of Securities Dealers and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. Investigations and enforcement actions have also been commenced, on a smaller scale, regarding the sales practices of mutual fund distributors and life insurance companies. These legal proceedings are expected to continue in the future. These investigations and proceedings could result in legal precedents and new industry-wide legislation, rules or regulations that could significantly affect the financial services industry, including variable annuity companies. The Company has been contacted by regulatory agencies for information relating to market timing, late trading, distribution and service provider compensation arrangements, and sales practices. The SEC, in conjunction with the New York State Attorney General, is conducting an investigation of market timing in certain international and global mutual funds offered in insurance products sponsored by the Company. The Company is cooperating with these regulatory agencies and is responding to those information requests.

In addition, various state attorneys general and insurance regulators recently have announced industry-wide investigations or other actions relating to certain compensation arrangements and other sales practices involving insurance brokers and insurance companies. Similar legal and regulatory proceedings and investigations may be commenced by other regulatory bodies in the future. The Company intends to cooperate with regulators in connection with any inquiries about its operations. NMIC, NFS’ ultimate parent, has been contacted by certain regulators for information on these issues with respect to its operations and the operations of its subsidiaries, including the Company. The Company will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass its operations.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff purports to represent a class of persons in the United States who, through their ownership of a Nationwide annuity or insurance product, held units of any Nationwide sub-account invested in mutual funds which included foreign securities in their portfolios and which allegedly experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. The plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. The plaintiffs moved to remand on June 28, 2004. On July 12, 2004, NLIC filed a memorandum opposing remand and requesting a stay pending the resolution of an unrelated case covering similar issues, which is an appeal from a decision of the same District Court remanding a removed market timing case to an Illinois state court. On July 30, 2004, the U.S. District Court granted NLIC’s request for a stay pending a decision by the Seventh Circuit on the unrelated case mentioned above. This lawsuit is in a preliminary stage, and NLIC intends to defend it vigorously.

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation, (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders, (3) civil conspiracy, and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the complaint on June 1, 2004. Plaintiff has opposed that motion. The Company intends to defend this lawsuit vigorously.

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

On October 9, 2003, NLICA was named as one of twenty-six defendants in a lawsuit filed in the United States District Court for the Middle District of Pennsylvania entitled Steven L. Flood, Luzerne County Controller and the Luzerne County Retirement Board on behalf of the Luzerne County Employee Retirement System v. Thomas A. Makowski, Esq., et al. NLICA is a defendant as successor in interest to Provident Mutual Life Insurance Company, which is alleged to have entered into four agreements to manage assets and investments of the Luzerne County Employee Retirement System (the Plan). In their complaint, the plaintiffs allege that NLICA aided and abetted certain other defendants in breaching their fiduciary duties to the Plan. The plaintiffs also allege that NLICA violated the Federal Racketeer Influenced and Corrupt Organizations Act (RICO) by engaging in and conspiring to engage in an improper scheme to mismanage funds in order to collect excessive fees and commissions and that NLICA was unjustly enriched by the allegedly excessive fees and commissions. The complaint seeks treble compensatory damages, punitive damages, a full accounting, imposition of a constructive trust on all funds paid by the Plan to all defendants, pre- and post-judgment interest, and costs and disbursements, including attorneys’ fees. The plaintiffs seek to have each defendant judged jointly and severally liable for all damages. NLICA, along with virtually every other defendant, has filed a motion to dismiss the complaint for failure to state a claim. On August 24, 2004, the Court issued an order dismissing the count alleging aiding and abetting a breach of fiduciary duty and one of the RICO counts. The Court did not dismiss three of the RICO counts and a count alleging unjust enrichment. On September 30, 2004, NLICA filed its answer. NLICA intends to defend this lawsuit vigorously.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Nationwide Financial Services, Inc. Amended and Restated Stock Retainer Plan for Non-Employee Directors, 2,699 shares of Class A Common Stock were issued by NFS during the third quarter of 2004, at an average price of $34.96 per share, to NFS directors as partial payment of the $65,000 annual retainer paid by NFS to the directors in consideration of serving as directors of the Company. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder.

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of NFS’ equity securities by NFS or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the quarter covered by this report:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 to July 31, 2004	7,682[1]	$35.48	N/A	N/A
August 1, 2004 to August 31, 2004	2,037[2]	$34.56	N/A	N/A
September 1, 2004 to September 30, 2004	235[3]	$35.29	N/A	N/A
Total	9,954	$35.29	N/A	N/A

[1]

Includes 2,650 shares of Class A Common Stock purchased on the open market by The 401(k) Company as fund administrator of the Nationwide Financial Services, Inc. Common Stock Fund (the Fund), an investment choice under the Nationwide Savings Plan (the Plan), for the benefit of Plan participants. The 401(k) Company is an indirect subsidiary of NFS. Also includes 5,032 shares of Class A Common Stock withheld from an employee for payment of taxes due upon the vesting of restricted stock.

[2]

Includes 1,725 shares of Class A Common Stock purchased on the open market by The 401(k) Company as fund administrator of the Fund for the benefit of Plan participants. Also includes 312 shares of Class A Common Stock withheld from an employee for payment of taxes for an option exercise.

[3]	Includes 235 shares of Class A Common Stock withheld from employees for payment of taxes due upon the vesting of restricted stock.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Submission of Matters to a Vote of Security Holders

None

ITEM 5 Other Information

None.

ITEM 6 Exhibits

10.1	Form of NVA Target Award Opportunity and Stock Option Award Agreement for Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan.

10.2	Form of Restricted Stock Award Agreement for Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan.

10.3	Form of Non-Qualified Stock Option Award Agreement for the Board of Directors for Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan.

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of M. Eileen Kennedy pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

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

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

Date: November 5, 2004	/s/ M. Eileen Kennedy
M. Eileen Kennedy,
Senior Vice President — Chief Financial Officer