Form 10-K
period 2004-12-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2005-03-01
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12 (g) of the Act:

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

Aggregate market value of the registrant’s voting common equity held by nonaffiliates on June 30, 2004 computed by reference to the closing sale price per share of the registrant’s Class A common stock on the New York Stock Exchange as of June 30, 2004 was $2,115,840,664.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 21, 2005, the registrant had 57,233,894 shares outstanding of its Class A common stock (par value $0.01 per share) and 95,633,767 shares outstanding of its Class B common stock (par value $0.01 per share).

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1    Business

Overview

Nationwide Financial Services, Inc. (NFS, or collectively with its subsidiaries, the Company) was formed in November 1996. NFS is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies (Nationwide). This group includes Nationwide Financial Network (NFN), which refers to Nationwide Life Insurance Company of America (NLICA) and its subsidiaries, including the affiliated distribution network, and which was formerly referred to as Nationwide Provident. NFS is incorporated in Delaware and maintains its principal executive offices in Columbus, Ohio.

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public group retirement plans, other investment products sold to institutions, life insurance and advisory services. The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, life insurance specialists and representatives of certain certified public accounting (CPA) firms. Representatives of the Company who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), an indirect wholly-owned subsidiary; NFN producers; The 401(k) Company, an indirect wholly-owned subsidiary; and TBG Insurance Services Corporation (TBG Financial), a majority-owned subsidiary. The Company also distributes retirement savings products through the agency distribution force of its ultimate parent company, Nationwide Mutual Insurance Company (NMIC), (Nationwide agents). The Company believes its broad range of competitive products, strong distributor relationships and diverse distribution network position it to compete effectively in the rapidly growing retirement savings market under various economic conditions.

The Company has grown its customer base in recent years as a result of its long-term investments in developing the distribution channels necessary to reach its target customers and the products required to meet the demands of these customers. The Company believes its growth has been enhanced further by favorable demographic trends and the growing tendency of Americans to supplement traditional sources of retirement income with self-directed investments, such as products offered by the Company. From 1997 to 2004, the Company’s customer funds managed and administered grew from $57.46 billion to $149.23 billion, a compound annual growth rate of 12.67%. Asset growth during this period resulted from net flows into the Company’s products, interest credited to and market appreciation of policyholder account values, and acquisitions, including NFN, as described in Note 20 to the consolidated financial statements included in the F pages of this report. While the Company benefited from rising equity markets in the late 1990’s, 2002 was the third consecutive year of net declines in the U.S. equity markets. However, the equity markets posted gains in 2003 and 2004. Declining equity markets reduce the revenues the Company earns on many of its products and may also result in lower customer demand for certain retirement savings products offered by the Company.

Capital Stock Transactions

Nationwide Corporation (Nationwide Corp.) owns all of the outstanding shares of Class B common stock of NFS, which represented 62.7% of the economic interests in NFS and 94.4% of the combined voting power of the stockholders of NFS as of December 31, 2004. Nationwide Corp. is a majority-owned subsidiary of NMIC.

In June 2002, NFS exchanged all of its shares of common stock of Gartmore Global Investments, Inc., a majority owned subsidiary, and Nationwide Securities, Inc., an indirect wholly-owned subsidiary, for approximately 9.1 million shares of NFS Class B common stock held by Nationwide Corp. See Note 21 to the consolidated financial statements included in the F pages of this report.

In October 2002, NFS issued 31.9 million shares of its Class A common stock as partial consideration in the acquisition of 100 percent of the economic and voting interests of NLICA. See Note 20 to the consolidated financial statements included in the F pages of this report.

Business Segments

During the second quarter of 2004, the Company reorganized its segment reporting structure and now reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The Company has reclassified segment results for all prior periods presented to be consistent with the new reporting structure.

Individual Investments

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

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(in millions)	2004	2003	2002
Total revenues	$1,524.5	$1,427.4	$1,235.0
Pre-tax operating earnings (loss)	239.4	185.5	(121.1)
Account values as of year end	52,481.9	49,333.9	40,896.5

A number of the Company’s competitors offer variable annuities with more robust living benefits (including income benefits and withdrawal benefits) than the Company currently offers. The Company has elected to offer only limited living benefit features that meet the Company’s risk/return profile. During 2003, the Company discontinued offering products with guaranteed minimum income benefits (GMIB). Also in 2003, the Company began offering products with guaranteed minimum accumulation benefits (GMAB). See Note 12 to the consolidated financial statements included in the F pages of this report for further discussion.

The Company is a leader in the development and sale of individual annuities. During 2004, 2003 and 2002, the Company was among the fifteen largest writers of individual variable annuity contracts in the U.S., according to The Variable Annuity Research & Data Service (VARDS). The Company believes that demographic trends and shifts in attitudes toward retirement savings will continue to support increased consumer demand for its individual investment products. The Company also believes that it possesses distinct competitive advantages in the market for variable annuities. Some of the Company’s most important advantages include its innovative product offerings and strong relationships with independent well-known fund managers. The Company’s principal annuity product series, The BEST of AMERICA, allows the customer to choose from over 50 investment options, which includes funds managed by many of the premier U.S. mutual fund managers. The Company also sells individual fixed annuities, primarily through the financial institutions channel. During 2004, 2003 and 2002, the Company was among the ten largest providers of individual fixed annuities in financial institutions, according to The Kehrer Report.

The Company markets its individual investment products through a broad spectrum of distribution channels, including independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, NRS, NFN producers and Nationwide agents. The Company seeks to capture a growing share of individual investments sales in these channels by working closely with its investment managers and product distributors to adapt the Company’s products and services to changes in the retail and institutional marketplace in order to grow a diversified offering of savings vehicles in the retirement savings marketplace.

In addition to generating significant fee income, the variable annuity business is attractive to the Company because it requires significantly less capital support than fixed annuity and traditional life insurance products. This is because the investment risk on variable annuities is borne principally by the customer and not the Company. The Company receives income from variable annuity contracts primarily in the form of asset fees. Most of the Company’s variable annuity products provide for a contingent deferred sales charge, also known as a “surrender charge” or “back-end load”, that is assessed against premium withdrawals in excess of specified amounts made during a specified period, usually the first seven years of the contract. Surrender charges are intended to protect the Company from withdrawals early in the contract period, before the Company has had the opportunity to recover its sales expenses. Generally, surrender charges on individual variable annuity products are 7% of deposits withdrawn during the first year, scaling ratably to 0% for the eighth year and beyond. All of the Company’s individual variable annuity products include guaranteed minimum death benefit (GMDB) features. A GMDB generally provides a benefit if the annuitant dies and the policyholder contract value is less than a specified amount, which may be based on the premiums paid less amounts withdrawn or a policyholder contract value on a specified anniversary date. See Note 12 to the consolidated financial statements included in the F pages of this report for additional discussion of GMDB types offered by the Company.

The Company’s variable annuity products consist almost entirely of flexible premium deferred variable annuity (FPVA) contracts. Such contracts are savings vehicles in which the customer makes a single deposit or series of deposits. The customer has the flexibility to invest in mutual funds managed by independent investment managers, including an affiliate of the Company. In addition to mutual fund elections, fixed investment options are available to customers who purchase certain of the Company’s variable annuities by designation of some or all of their deposits to such options. A fixed option offers the customer a guarantee of principal and a guaranteed interest rate for a specified period of time. Deposit intervals and amounts are flexible and, therefore, subject to variability. The value of a variable annuity fluctuates in accordance with the investment experience of the underlying mutual funds chosen by the customer. Such contracts have no maturity date and remain in force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income stream for life or for a fixed number of years. The customer is permitted to withdraw all or part of the accumulated value of the annuity, less any applicable surrender charges. As specified in the FPVA contract, the customer generally can elect from a number of payment options that provide either a fixed or variable stream of benefit payments.

Fixed annuity products are marketed to individuals who choose to allocate long-term savings to products that provide a guarantee of principal, a stable net asset value and a guarantee of the interest rate to be credited to the principal amount for a specified period of time. The Company’s individual fixed annuity products are distributed through its unaffiliated and affiliated channels and include single premium deferred annuity (SPDA) and flexible premium deferred annuity (FPDA) contracts. The Company invests fixed annuity customer deposits at its discretion in its general account investment portfolio, while variable annuity customer deposits are invested in mutual funds as directed by the customer and are held in the Company’s separate account. Unlike variable annuity assets that are held in the Company’s separate account, the Company bears the investment risk on assets held in its general account. The Company attempts to earn a spread by investing a customer’s deposits for higher yields than the interest rate it credits to the customer’s fixed annuity contract. SPDA and FPDA contracts have no maturity date and remain in force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income stream for life or for a fixed number of years.

Income products include single premium immediate annuity (SPIA) contracts. SPIAs are annuities that require a one-time deposit in exchange for guaranteed, periodic annuity benefit payments, often for the contract holder’s lifetime.

During 2004, the average earned and credited rates on contracts (including the fixed option under the Company’s variable contracts) in the Individual Investments segment were 5.74% and 3.89%, respectively.

The Company offers individual variable annuities under The BEST of AMERICA brand name. The Company also markets individual variable annuities as “private label” products.

Individual The BEST of AMERICA Products. The Company’s principal individual FPVA contracts are sold under the brand name The BEST of AMERICA, and the Company also offers FPVA contracts under different names. The BEST of AMERICA brand name individual variable annuities, which includes the fixed option of individual variable annuities, accounted for $3.67 billion (69%) of the Company’s Individual Investments segment sales in 2004 and $33.57 billion (64%) of the Company’s Individual Investments segment account values as of year-end. During 2003, the Company launched a series of new products designed to allow for greater specialization of product design by distribution channel. New liquidity options are designed to meet the needs of annuity buyers who prefer surrender charges that terminate in fewer than the standard seven to eight years. In addition, these products include a greater array of death and living benefit options, including Capital Preservation Plus, a GMAB that provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contract holder at the time of issuance of the variable annuity contract. As of December 31, 2004, Capital Preservation Plus option account values totaled $1.49 billion. America’s MarketFLEX Annuity, a specialty variable annuity offering tactical asset allocation services, had sales of $508.0 million in 2004. All of these products generate asset fees and also may generate administration fees for the Company. Effective in 2003, the Company no longer offers the GMIB option on new business.

Private Label Individual Variable Annuities. These products accounted for $449.0 million (8%) of the Company’s Individual Investments segment sales in 2004 and $7.35 billion (14%) of the Company’s Individual Investments segment account values as of year-end. The Company has developed several private label variable annuity products in conjunction with other financial intermediaries. The products allow financial intermediaries to market products with substantially the same features as the Company’s brand name products to their own customer bases under their own brand names. The Company believes these private label products strengthen the Company’s ties to certain significant distributors of the Company’s products. These contracts generate asset fees and also may generate administrative fees for the Company.

Individual Deferred Fixed Annuity Contracts. Deferred fixed annuities consist of SPDA and FPDA contracts. Total deferred fixed annuities accounted for $858.8 million (16%) of the Company’s Individual Investments segment sales in 2004 and $8.90 billion (17%) of the Company’s Individual Investments segment account values as of year-end. SPDA and FPDA contracts are distributed primarily through broker/dealers, financial institutions and Nationwide agents. SPDA contracts are savings vehicles in which the customer makes a single deposit with the Company. The Company guarantees the customer’s principal and credits the customer’s account with earnings at an interest rate that is stated and fixed for an initial period, typically at least one year, and subject to minimum crediting rates generally ranging from 1.5% to 3.5%. The Company also offers SPDA contracts where the interest rate is guaranteed for a specific number of years, typically five, where the interest rate increases by 15 basis points in years two through five. Thereafter, the Company resets, typically annually, the interest rate credited to the contract based upon market and other conditions. SPDA contracts have no maturity date and remain in force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income for life or for a fixed number of years. Under FPDA contracts, the Company accepts a single deposit or a series of deposits. Deposits at intervals and amounts are flexible and, therefore, subject to variability. FPDA contracts contain substantially the same guarantee of principal and interest rate terms included in the Company’s SPDA contracts. No front-end sales charges are imposed on SPDA and FPDA contracts. However, all such contracts provide for the imposition of certain surrender charges, which are assessed against premium withdrawals in excess of specified amounts and which occur during the surrender charge period. The surrender charges are usually set within the range of 0% to 7% and typically decline from year to year, disappearing after seven contract years. The Company currently is not actively marketing FPDA contracts.

Individual Single Premium Immediate Annuity Contracts.  The Company offers both fixed and variable SPIA contracts. SPIA contracts accounted for $168.4 million (3%) of the Company’s Individual Investments segment sales in 2004 and $1.90 billion (4%) of the Company’s Individual Investments account segment values as of year-end. The Company’s SPIA contracts are offered through its affiliated and unaffiliated distribution channels and are offered as either direct purchases or as fixed annuity options under the Company’s various individual and group annuity contracts. SPIAs are annuities that require a one-time deposit in exchange for guaranteed, periodic annuity benefit payments, often for the contract holder’s lifetime. Persons at or near retirement age who desire a steady stream of future income often purchase SPIA contracts.

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private- and public-sector retirement plans business. This segment differs from the former Institutional Products segment because it no longer includes the results of the structured products and medium-term note (MTN) businesses. The private sector includes Internal Revenue Code (IRC) Section 401(k) business generated through fixed and variable annuities, Nationwide Trust Company, FSB (NTC) and The 401(k) Company. The public sector includes IRC Section 457 and Section 401(a) business in the form of fixed and variable annuities and administration-only business. Retirement Plans sales do not include large case retirement plan acquisitions and Nationwide employee and agent benefit plans.

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(in millions)	2004	2003	2002
Total revenues	$1,007.9	$953.3	$919.3
Pre-tax operating earnings	178.6	148.8	139.6
Account values as of year end	76,661.2	64,224.3	45,524.8

Retirement Plans products are generally offered as variable or fixed group annuities to employers for use in employee benefit programs and are distributed through unaffiliated and affiliated channels, as well as through Nationwide agents. In recent years, an increasing amount of business has been sold through the Company’s trust products rather than group annuity contracts. Also, distribution of the Company’s retirement plans business has shifted from pension plan administrators to independent broker/dealers and other intermediaries.

The Company’s variable group annuity contracts provide individual participants the ability to invest in mutual funds managed by independent investment managers and an affiliate of NMIC. Deposit intervals and amounts are flexible and, therefore, subject to variability. The value of a variable group annuity varies with the investment experience of the mutual funds chosen by the participants. Participants are permitted to withdraw all or part of the accumulated value of the annuity only in accordance with Internal Revenue Service (IRS) regulations or are subject to a tax penalty. As specified in the FPVA contract, participants generally can elect from a number of payment options that provide either fixed or variable benefit payments. The Company receives income from variable group annuity contracts primarily in the form of asset and administrative fees. In addition, most of the Company’s variable group annuity products provide for a surrender charge that is assessed against premium withdrawals in excess of specified amounts made during a specified period, usually the first seven years of the contract. Surrender charges are intended to protect the Company from withdrawals early in the contract period, before the Company has had the opportunity to recover its sales expenses.

The Company’s fixed group annuity contracts provide the individual participants a guarantee of principal and a guaranteed interest rate for a specified period of time. The Company attempts to earn a spread by investing participants’ deposits for higher yields than the interest rate credited to the participants’ account value.

During 2004, the average earned and credited rates on contracts (including the fixed option under the Company’s variable group contracts) in the Retirement Plans segment were 6.36% and 4.38%, respectively.

The Company markets employer-sponsored group annuities to both public sector employees for use in connection with plans described under IRC Section 457 and Section 401(a) and to private sector employees for use in connection with IRC Section 401(k) plans. These private sector employer-sponsored group annuities are marketed under several brand names, including The BEST of AMERICA Group Pension Series.

The BEST of AMERICA Group Pension Series. These products are offered as group annuity contracts and trust products by NTC. The BEST of AMERICA group annuity products accounted for $1.68 billion (17%) of the Company’s Retirement Plans segment sales in 2004 and $8.85 billion (12%) of the Company’s Retirement Plans account values as of year-end, while trust products accounted for $3.23 billion (33%) of sales in 2004 and $10.56 billion (14%) of account values as of year-end. The BEST of AMERICA group products are typically offered only on a tax-qualified basis. These products may be structured with a variety of features that may be arranged in over 600 combinations of front-end loads, back-end loads and asset-based fees.

Section 457 Group Annuity Contracts. These group annuity contracts accounted for $1.51 billion (15%) of the Company’s Retirement Plans segment sales in 2004 and $14.89 billion (19%) of the Company’s Retirement Plans segment account values as of year-end. The Company offers a variety of group variable annuity contracts that are designed primarily for use in conjunction with plans described under IRC Section 457, which permits employees of state and local governments to defer a certain portion of their annual income and invest such income on a tax-deferred basis. These contracts typically generate asset fees and also may generate annual administrative fees for the Company.

Administration-Only Contracts. The Company offers administration and record-keeping services to IRC Section 457 plans outside of a group annuity contract. The contracts for these services accounted for $2.12 billion (22%) of the Company’s Retirement Plans segment sales in 2004 and $24.04 billion (31%) of the Company’s Retirement Plans segment account values as of year-end. In the past two years, the Company has experienced a shift in product mix from group annuity contracts to more administration-only cases. The Company generally collects a fee for administration-only contracts calculated as a percentage of plan assets.

NFN Group Annuities. NFN sells Selector+ Group Variable Annuities, which accounted for $335.8 million (3%) of Retirement Plans segment sales in 2004 and provide a diversified investment menu of “All Pro” separate accounts. The All Pro series of separate accounts is a series of multi-managed, style-specific separate accounts developed in conjunction with Wilshire Associates, Inc. The All Pro series of separate accounts are used in the STAR Program to develop asset allocation models. The STAR Program was developed to address the needs of plan sponsors making investment decisions to meet the stated objectives of their plan. The Selector+ Group Variable Annuity is only available for qualified retirement plans and has the flexibility to enable producers to choose from asset-based fees, deposit-based fees or a combination of both.

Individual Protection

The Individual Protection segment consists of investment life insurance products, including individual variable, corporate-owned (COLI) and bank-owned (BOLI) life insurance products, traditional life insurance products, universal life insurance and the results of TBG Financial. This segment is unchanged from the former Life Insurance segment. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(in millions)	2004	2003	2002
Total revenues	$1,355.1	$1,351.9	$1,004.2
Pre-tax operating earnings	243.0	215.2	186.7
Life insurance policy reserves as of year end	15,683.0	13,897.1	12,158.9
Life insurance in-force as of year end	109,225.7	107,820.3	106,849.0

Universal Life and Variable Universal Life Insurance Products. The Company offers universal life insurance and variable universal life insurance products, including both flexible premium and single premium designs. These products provide life insurance under which the benefits payable upon death or surrender depend upon the policyholder’s account value. Universal life insurance provides whole life insurance with flexible premiums and adjustable death benefits. For universal life insurance, the policyholder’s account value is credited based on an adjustable rate of return set by the Company relating to current interest rates. For variable universal life insurance, the policyholder’s account value is credited with the investment experience of the mutual funds chosen by the customer. Variable universal life insurance products also typically include a general account guaranteed interest investment option. The Company’s variable universal life insurance products are marketed under the Nationwide brand name and the Company’s The BEST of AMERICA brand name, which have the same wide range of investment options as the Company’s variable annuity products. These products are distributed on an unaffiliated basis by independent broker/dealers, financial institutions, wirehouse and regional firms, and on an affiliated basis by NFN and Nationwide agents.

Traditional Life Insurance Products. Whole life insurance combines a death benefit with a savings plan that increases gradually in amount over a period of years. The customer generally pays a level premium over his or her expected lifetime. Whole life insurance contracts allow customers to borrow against the savings and provides the option of surrendering the policy and receiving the accumulated cash value rather than the death benefit. Term life insurance provides only a death benefit without any savings component. Traditional life insurance products are sold through Nationwide and NFN agents, wirehouse and regional firms, and independent broker/dealers.

COLI and BOLI Products. Corporations purchase COLI, whereas banks purchase BOLI, to fund non-qualified benefit plans. Corporations or banks may make a single premium payment or a series of premium payments. For fixed COLI and BOLI products, premium payments are credited with a guaranteed interest rate that is fixed for a specified period of time. For variable COLI and BOLI products, the contract holder’s account value is credited with the investment experience of the mutual funds selected by the contract holder. COLI and BOLI products are sold through life insurance specialists, including TBG Financial.

Corporate and Other

The Corporate and Other segment includes structured products business, the MTN program, net investment income not allocated to product segments, periodic net coupon settlements on non-qualifying derivatives, unallocated expenses, interest expense on debt, revenues and expenses of the Company’s non-insurance subsidiaries not reported in other segments, and realized gains and losses related to securitizations. This segment differs from the former Corporate segment as it now includes results from the structured products and MTN businesses, but no longer includes results from the advisory services program.

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(in millions)	2004	2003	2002
Operating revenues	$332.2	$296.7	$220.9
Interest expense on debt	$(102.2)	$(96.1)	$(76.8)

Pre-tax operating earnings	$53.1	$53.4	$16.6
Net realized losses on investments, hedging instruments and hedged items[1]	(39.5)	(85.1)	(88.3)

Income (loss) from continuing operations before federal income taxes	$13.6	$(31.7)	$(71.7)

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

MTN Program. The Company’s MTN program represents sales of funding agreements that secure medium-term notes issued through an unrelated third party trust. This program was launched in July 1999 to expand spread-based product offerings. Sales of funding agreements totaled $900.0 million in 2004 and accounted for $4.40 billion (100%) of the Company’s Corporate and Other segment account values as of year-end. Sales under the Company’s MTN program are not included in the Company’s sales data, as they do not produce steady production flow that lends itself to meaningful comparisons.

Structured Products. Structured products transactions include structuring, selling and managing investment programs, including securitizations. The Company utilizes such transactions to optimize portfolio management decisions, generate fee income and increase assets under management. Structured products transactions completed by the Company to date include collateralized bond obligations, commercial mortgage loan securitizations and low-income-housing tax credit syndications.

Marketing and Distribution

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, life insurance specialists and representatives of certain CPA firms. Representatives of the Company who market products directly to a customer base include NRS, NFN producers, The 401(k) Company and TBG Financial. The Company also distributes retirement savings products through the agency distribution force of NMIC. The Company provides, through both its affiliated and unaffiliated channels, the means for employers sponsoring tax-favored retirement plans (such as those described in IRC Sections 401(k) and 457) to allow their employees to make contributions to such plans through payroll deductions. Typically, the Company receives the right from an employer to market products to employees and arranges to deduct periodic deposits from the employees’ regular paychecks. The Company believes that the payroll deduction market is characterized by more predictable levels of sales than other markets because these customers are less likely, even in times of market volatility, to stop making annuity deposits than customers in other markets. In addition, the Company believes that payroll deduction access to customers provides significant insulation from competition by providing the customer with a convenient, planned method of periodic saving. In both the private sector market, where the Company’s products are distributed primarily through unaffiliated entities, and the public sector market, where the Company’s products are distributed primarily by affiliated entities, payroll deduction is the primary method used for collecting premiums and deposits.

A table showing sales by distribution channel for each of the last three years is presented in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Financial Institutions. The Company markets individual variable and fixed annuities (under its brand names and on a private label basis), 401(k) plans and life insurance through financial institutions, consisting primarily of banks and their subsidiaries. The Company believes that its expertise in training financial institution personnel to sell annuities and pension products, its breadth of product offerings, its financial strength, the Nationwide and The BEST of AMERICA brand names and the ability to offer private label products are competitive advantages in this distribution channel.

Pension Plan Administrators. The Company markets group retirement plans organized pursuant to IRC Section 401 and sponsored by employers as part of employee retirement programs through regional pension plan administrators. The Company has also linked pension plan administrators with the financial planning community to sell group pension products. The Company targets employers with 25 to 2,000 employees because it believes that these plan sponsors tend to require extensive record-keeping services from pension plan administrators and therefore are more likely to become long-term customers.

Life Insurance Specialists. The Company markets COLI and BOLI through life insurance specialists, which are firms that specialize in the design, implementation and administration of executive benefit plans.

CPA Channel. The Company markets annuity products and life insurance through representatives of certain CPA firms.

Affiliated Entities

NRS. The Company markets various products and services to the public sector market, primarily on a retail basis, through several subsidiary sales organizations. The Company markets group variable annuities and fixed annuities as well as administration and record-keeping services to state and local governments for use in their IRC Section 457 and Section 401(a) retirement programs. The Company believes that its existing relationships with state and local government entities and the Company’s sponsorship by such entities as the National Association of Counties (NACo), The United States Conference of Mayors (USCM) and The International Association of Fire Fighters (IAFF) provide it with competitive advantages in this market. NACo sponsorship, which began in 1980 and has been renewed three times, expires December 31, 2005. USCM sponsorship, which began in 1979 and has been renewed three times, expires on December 31, 2007, and the IAFF sponsorship, which began in 2003, expires on March 31, 2008.

NFN Producers. NFN producers specialize in marketing asset accumulation, wealth preservation, life insurance, retirement and investment products to affluent individuals and business markets. NFN’s products (primarily variable life insurance and group annuities), are distributed through career agents, independent agents and a pension sales force. In addition to NFN products, NFN producers also sell other NFS products.

The 401(k) Company. The 401(k) Company provides administrative and record-keeping services to employers in the private sector market for use in their IRC Section 401(k) retirement programs.

TBG Financial. TBG Financial sells NFS and unaffiliated entity COLI and BOLI products to fund non-qualified deferred compensation programs.

Nationwide Agents. The Company sells traditional life insurance, universal life insurance, variable universal life insurance products and individual annuities through the licensed agency distribution force of NMIC. Nationwide agents primarily target the holders of personal automobile and homeowners’ insurance policies issued by NMIC and affiliated companies. Nationwide agents exclusively sell Nationwide products and may not offer products that compete with those of the Company.

Reinsurance

The Company follows the industry practice of reinsuring a portion of its life insurance and annuity risks with other companies in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. The maximum amount of individual ordinary life insurance retained by the Company on any one life is $5.0 million. The Company cedes insurance primarily on an automatic basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria and on a facultative basis, under which the reinsurer’s prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis, particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The Company maintains catastrophic reinsurance coverage to protect against large losses related to a single event. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company has entered into reinsurance contracts with certain unaffiliated reinsurers to cede a portion of its general account life, annuity and health business. Total amounts recoverable under these reinsurance contracts include ceded reserves, paid and unpaid claims, and certain other amounts, which totaled $1.09 billion and $894.0 million as of December 31, 2004 and 2003, respectively. Under the terms of the contracts, specified assets have been placed in trusts as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in each of the underlying contracts. The Company has no other material reinsurance arrangements with unaffiliated reinsurers. The Company’s only material reinsurance agreements with affiliates are the modified coinsurance agreements pursuant to which NLIC ceded to other members of Nationwide all of its accident and health insurance business not ceded to unaffiliated reinsurers, as described in Note 21 to the consolidated financial statements included in the F pages of this report.

Ratings

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating agencies continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company’s ratings could have a material adverse effect on the Company’s ability to market its products and could increase the rate of surrender of the Company’s products. Both of these consequences could, depending upon the extent thereof, have a material adverse effect on the Company’s liquidity and, under certain circumstances, net income. NLIC (and its insurance company subsidiary) and NLICA (and its main insurance company subsidiary) each have financial strength ratings of “A+” (Superior) from A.M. Best Company, Inc. (A.M. Best). Both NLIC and NLICA’s claims-paying ability/financial strength are rated “Aa3” (Excellent) by Moody’s Investors Service, Inc. (Moody’s) and “AA-” (Very Strong) by Standard & Poor’s Ratings Services (S&P).

The foregoing ratings reflect each rating agency’s opinion of NLIC and NLICA’s financial strength, operating performance and ability to meet their obligations to policyholders and are not evaluations directed toward the protection of investors. Such factors are of concern to policyholders, agents and intermediaries. Furthermore, rating agencies utilize proprietary capital adequacy models to establish ratings for the Company and certain subsidiaries. The Company is at risk to changes in these models and the impact that changes in the underlying business in which it is engaged can have on such models. To mitigate this risk, the Company maintains regular communications with the rating agencies, performs evaluations using such capital adequacy models, and considers such models in the design of its products and transactions to minimize the adverse impact of this risk.

The Company’s financial strength is also reflected in the ratings of its senior notes, subordinated debentures, capital and preferred securities issued by subsidiary trusts and commercial paper. The senior notes are rated “a-” by A.M. Best, “A3” by Moody’s and “A-” by S&P. The subordinated debentures are rated “bbb+” by A.M. Best, “Baa1” by Moody’s and “BBB” by S&P. The capital and preferred securities issued by subsidiary trusts are rated “bbb” by A.M. Best, “Baa1” by Moody’s and “BBB” by S&P. The commercial paper issued by NLIC is rated “AMB-1” by A.M. Best, “P-1” by Moody’s and “A-1+” by S&P.

Competition

The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, broker/dealers and mutual funds, some of whom have greater financial resources, offer alternative products and, with respect to other insurers, have higher ratings than the Company. Competition in the Company’s lines of business primarily is based on price, product features, commission structure, perceived financial strength, claims-paying ratings, customer and producer service, and name recognition.

On November 12, 1999, the Gramm-Leach-Bliley Act (the Act) was signed. The Act modernizes the regulatory framework for financial services in the U. S., allowing banks, securities firms and insurance companies to affiliate more directly than previously permitted. While the Act facilitates these affiliations, the Company does not believe that it has experienced a competitive disadvantage from any competitors that have acquired, or been acquired by, a banking entity under authority of the Act. Nevertheless, it is not possible to anticipate whether such affiliations might occur in a manner that negatively impacts the Company’s competitive position in the future.

Regulation

General Regulation at State Level

As an insurance holding company, the Company is subject to regulation by the states in which its insurance subsidiaries are domiciled and/or transact business. Most states have enacted legislation that requires each insurance holding company and each insurance company in an insurance holding company system to register with the insurance regulatory authority of the insurance company’s state of domicile and annually furnish financial and other information concerning the operations of companies within the holding company system that materially affect the operations, management or financial condition of the insurers within such system. In many cases, under such laws, a state insurance authority must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company domiciled in its state. The Company is subject to the insurance holding company laws in the State of Ohio. Under such laws, all transactions within an insurance holding company system affecting insurers must be fair and equitable, and each insurer’s policyholder surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. The State of Ohio insurance holding company laws also require prior notice or regulatory approval of the change of control of an insurer or its holding company and of material intercorporate transfers of assets within the holding company structure.

In addition, the laws of the various states establish regulatory agencies with broad administrative powers to approve, among other things, policy forms, grant and revoke licenses to transact business, regulate trade practices, license agents, require statutory financial statements, limit the amount of dividends and other payments that may be paid by insurance companies without prior approval, and impose restrictions on the type and amount of investments permitted. These regulations are primarily intended to protect policyholders rather than shareholders. The Company cannot predict the effect that any proposed or future legislation may have on the financial condition or results of operations of the Company.

Insurance companies are required to file detailed annual and quarterly statutory financial statements with state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time. In addition, insurance regulators periodically examine an insurer’s financial condition, adherence to statutory accounting practices and compliance with insurance department rules and regulations. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or restructuring of insurance companies.

As part of their routine regulatory oversight process, state insurance departments periodically conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the insurance departments of multiple states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). The most recently completed examinations of NLIC and Nationwide Life and Annuity Insurance Company (NLAIC) were conducted by the Ohio Department of Insurance for the five-year period ended December 31, 2001. The most recently completed examination of NLICA was conducted by the Pennsylvania Insurance Department (PID) for the five-year period ended December 31, 2002. The most recently completed examination of Nationwide Life and Annuity Company of America was conducted by the Delaware Insurance Department for the three-year period ended December 31, 2000. These examinations did not result in any significant issues or adjustments.

In recent years, a number of life and annuity insurers have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these insurers have incurred or paid substantial amounts in connection with the resolution of such matters. In addition, state insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations. NLIC and NLAIC are currently undergoing regulatory market conduct examinations in five states. The Company’s insurance subsidiaries continuously monitor sales, marketing and advertising practices and related activities of their agents and personnel and provide continuing education and training in an effort to ensure compliance with applicable insurance laws and regulations. There can be no assurance that any non-compliance with such applicable laws and regulations would not have a material adverse effect on the Company.

The NAIC adopted model legislation in December 2004, implementing new disclosure requirements with respect to compensation of insurance producers. The model legislation requires that insurance producers obtain the consent of the insured and disclose to the insured, where such producers receive any compensation from the insured, the amount of compensation from the insurer. In those cases where the contingent commission is not known, producers would be required to provide a reasonable estimate of the amount and method for calculating such compensation. Producers who represent companies and do not receive compensation from the insured would have a duty to disclose that relationship in certain circumstances. The NAIC directed its task force on broker activities to give further consideration to the development of additional requirements for the model legislation, such as recognition of a fiduciary responsibility of producers, disclosure of all quotes received by a broker, and disclosures relating to agent-owned reinsurance arrangements. There can be no assurance that the model legislation will be adopted by any particular states, nor can the Company be certain how such legislation or regulation, if adopted, would impact the Company’s results of operations or financial position.

Regulation of Dividends and Other Payments from Insurance Subsidiaries

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of: (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (ii) the statutory-basis net income of the insurer for the 12-month period ending as of the prior December 31. During the year ended December 31, 2004, NLIC paid dividends of $125.0 million to NFS. As of January 1, 2005, based on statutory financial results as of and for the year ended December 31, 2004, NLIC could pay dividends totaling $192.7 million without obtaining prior approval. On March 1, 2005, NLIC paid a dividend to NFS in the amount of $25.0 million. The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. Earned surplus is defined under the State of Ohio insurance laws as the amount equal to the Company’s unassigned funds as set forth in its most recent statutory financial statements, including net unrealized capital gains and losses or revaluation of assets. Additionally, following any dividend, an insurer’s policyholder surplus must be reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) that can inure to the benefit of the Company and its stockholders. The Company currently does not expect such regulatory requirements to impair its ability to pay operating expenses and dividends in the future.

The ability of NLICA to pay dividends is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the PID either approves or fails to disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of: (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31; or (ii) the statutory-basis net income of the insurer for the prior year. In connection with the acquisition of NLICA, the PID ordered that no dividends could be paid out of NLICA before October 1, 2005 without prior approval. NLICA sought and received permission from the PID to pay $50.0 million of dividends to NFS during 2004. Effective October 1, 2005, based on statutory financial results as of and for the year ended December 31, 2004, and based on dividends paid through March 1, 2005, NLICA will be able to pay dividends totaling $76.4 million without obtaining prior approval.

Risk-Based Capital Requirements

In order to enhance the regulation of insurer solvency, the NAIC has adopted a model law to implement risk-based capital (RBC) requirements for life insurance companies. The requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The model law measures four major areas of risk facing life insurers: (i) the risk of loss from asset defaults and asset value fluctuation; (ii) the risk of loss from adverse mortality and morbidity experience; (iii) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates; and (iv) business risks. Insurers having less statutory surplus than required by the RBC model formula will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

Based on the formula adopted by the NAIC, all of the Company’s insurance subsidiaries’ adjusted capital as of December 31, 2004 exceeded, by a substantial amount, the levels at which the Company would be required to take corrective action.

Assessments Against and Refunds to Insurers

Insurance guaranty association laws exist in all states, the District of Columbia and the Commonwealth of Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. The amount and timing of any future assessment on or refund to the Company’s insurance subsidiaries under these laws cannot be reasonably estimated and are beyond the control of the Company and its insurance subsidiaries. A large part of the assessments paid by the Company’s insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company’s insurance subsidiaries’ premium taxes. For the years ended December 31, 2004, 2003 and 2002, the Company received net premium tax refunds of $1.0 million, less than $0.1 million and $1.4 million, respectively.

Securities Laws

Certain of the Company’s insurance subsidiaries and certain policies and contracts offered by them are subject to regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission (SEC) and under certain state securities laws. Certain separate accounts of the Company’s insurance subsidiaries are registered as investment companies under the Investment Company Act of 1940, as amended (Investment Company Act). Separate account interests under certain variable annuity contracts and variable insurance policies issued by the Company’s insurance subsidiaries are also registered under the Securities Act of 1933, as amended. Certain other subsidiaries of the Company are registered as broker/dealers under the Securities Exchange Act of 1934, as amended (Securities Exchange Act), and are members of, and subject to regulation by, the National Association of Securities Dealers (NASD).

Certain of the Company’s subsidiaries are investment advisors registered under the Investment Advisors Act of 1940, as amended. The investment companies managed by such subsidiaries are registered with the SEC under the Investment Company Act, and the shares of certain of these entities are qualified for sale in certain states in the U.S. and the District of Columbia. A subsidiary of the Company is registered with the SEC as a transfer agent. Certain subsidiaries of the Company are also subject to the SEC’s net capital rules.

All aspects of the Company’s subsidiaries’ investment advisory activities are subject to applicable federal and state laws and regulations in the jurisdictions in which they conduct business. These laws and regulations are primarily intended to benefit investment advisory clients and investment company shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor’s registration as an advisor, censure and fines.

Unitary Savings and Loan Holding Company Status

NTC is a limited-purpose federal savings bank chartered by and subject to comprehensive regulation and periodic examination by the Office of Thrift Supervision of the U.S. Department of the Treasury (OTS). As a result of the Company’s ownership of NTC, the Company is a unitary savings and loan holding company subject to regulation by the OTS and to the provisions of the Savings and Loan Holding Company Act (S&L Holding Company Act). As a unitary savings and loan holding company, the Company generally is not restricted as to the types of business activities in which it may engage so long as the NTC continues to meet the qualified thrift lender test (QTL Test). Under the S&L Holding Company Act, existing unitary savings and loan holding companies such as the Company are grandfathered with full powers to continue and expand their current activities. However, if the Company should fail to qualify as a unitary savings and loan holding company (as a result of failure of the QTL Test or otherwise), then the types of activities in which the Company and its non-savings association subsidiaries would be able to engage would generally be limited to those eligible for bank holding companies (subject, however, to the Company’s ability to elect status as a financial holding company under the S&L Holding Company Act).

ERISA Considerations

On December 13, 1993, the U.S. Supreme Court issued its opinion in John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank, holding that certain assets in excess of amounts necessary to satisfy guaranteed obligations held by Hancock in its general account under a participating group annuity contract are “plan assets” and therefore subject to certain fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended (ERISA). ERISA requires that fiduciaries perform their duties solely in the interest of ERISA plan participants and beneficiaries, and with the care, skill, prudence and diligence that a prudent person acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims. The Court imposed ERISA fiduciary obligations to the extent that the insurer’s general account is not reserved to pay benefits under guaranteed benefit policies (i.e. benefits whose value would not fluctuate in accordance with the insurer’s investment experience).

The U.S. Secretary of Labor issued final regulations on January 5, 2000, providing guidance for the purpose of determining, in cases where an insurer issues one or more policies backed by the insurer’s general account to or for the benefit of an employee benefit plan, which assets of the insurer constitute plan assets for purposes of ERISA and the IRC. The regulations apply only with respect to a policy issued by an insurer to an ERISA plan on or before December 31, 1998. In the case of such a policy, most provisions of the regulations are applicable on July 5, 2001. Generally, where the basis of a claim is that insurance company general account assets constitute plan assets, no person will be liable under ERISA or the IRC for conduct occurring prior to July 5, 2001. However, certain provisions under the final regulations are applicable as follows: (1) certain contract termination features became applicable on January 5, 2000 if the insurer engages in certain unilateral actions; and (2) the initial and separate account disclosure provisions became applicable July 5, 2000. New policies issued after December 31, 1998 which are not guaranteed benefit policies subject the issuer to ERISA fiduciary obligations.

On September 19, 2002, the Second Circuit U.S. Court of Appeals held that Hancock, by following the terms of the contract, did not violate its fiduciary duty when it refused to rollover free funds or revalue plan liabilities. However, the court said it did violate fiduciary duties by exercising “discretionary management” decisions in matters not addressed by the contract, which included investment of plan funds in its general account and allocation of the returns on investments and expenses among its client accounts.

Potential Tax Legislation

United States Federal income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of NLIC’s products a competitive advantage over other non-insurance products. The Jobs and Growth Tax Relief Reconciliation Act of 2003 reduces the federal income tax rates applicable to certain dividends and capital gains realized by individuals. The American Jobs Creation Act of 2004 has modified and codified the rules applicable to nonqualified deferred compensation plans, a market in which the Company provides services and products. This legislation may lessen the competitive advantage of certain of NLIC’s products compared to other investments that generate dividend and/or capital gain income. As a result, demand for certain of NLIC’s products that offer income tax deferral may be negatively impacted.

The U.S. Congress has, from time to time, considered possible legislation that would eliminate many of the tax benefits currently afforded to annuity products. In fact, the Bush administration has made proposals to establish several new types of tax-advantaged retirement and life savings accounts, each of which, if enacted as proposed, could materially reduce the tax advantages of purchasing variable annuity and cash value life insurance products as compared to other investment vehicles. Although the proposals were not enacted in 2004, those proposals, or other similar proposals, could be introduced for enactment in future periods.

Employees

As of December 31, 2004, the Company had approximately 5,000 employees. None of the employees of the Company are covered by a collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Available Information

The Company files Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and other reports electronically with the SEC, which are available on the SEC’s web site (http://www.sec.gov). The Company also makes available Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, free of charge, on its web site under the SEC Filings subsection of the Investor Relations area (http://www.nationwidefinancial.com). The Company’s Code of Conduct, Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Governance Committee Charter, Finance Committee Charter and other corporate governance documents are also available on the Company’s web site listed above. Copies of these documents are also available from the Company free of charge. Requests for copies should be made to Mark Barnett, Vice President—Investor Relations, One Nationwide Plaza, Columbus, Ohio 43215-2220, or via telephone at (614) 677-5331.

ITEM 2    Properties

Pursuant to an arrangement between NMIC and certain of its subsidiaries, during 2004 the Company leased on average approximately 926,000 square feet of office space in the three-building home office complex and in other offices in central Ohio. Also, approximately 120,000 square feet and 160,000 square feet of office space are located in Berwyn, Pennsylvania (leased) and Newark, Delaware (owned), respectively. Of this amount, 90,000 square feet in the Berwyn, Pennsylvania office is subleased. The Company believes that its present facilities are adequate for the anticipated needs of the Company.

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

The financial services industry, including mutual fund, variable annuity, life insurance and distribution companies, has also been the subject of increasing scrutiny by regulators, legislators and the media over the past two years. Numerous regulatory agencies, including the SEC, the NASD and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. The Company has been contacted by the SEC and the New York State Attorney General, who are investigating market timing in certain mutual funds offered in insurance products sponsored by the Company. The Company is cooperating with this investigation and is responding to information requests.

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales by producers on behalf of either the issuer or the purchaser. Also under investigation are compensation arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates. Related investigations and proceedings may be commenced in the future. The Company has been contacted by regulatory agencies and state attorneys general for information relating to these investigations into compensation and bidding arrangements, anti-competitive activities and unsuitable sales practices. The Company is cooperating with regulators in connection with these inquiries. NMIC, NFS’ ultimate parent, has been contacted by certain regulators for information on these issues with respect to its operations and the operations of its subsidiaries, including the Company. The Company will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass its operations.

These proceedings are expected to continue in the future, and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry, including life insurance and annuity companies. These proceedings could also affect the outcome of one or more of the Company’s litigation matters.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff purports to represent a class of persons in the United States who, through their ownership of a Nationwide annuity or insurance product, held units of any Nationwide sub-account invested in mutual funds which included foreign securities in their portfolios and which allegedly experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. The plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. The plaintiffs moved to remand on June 28, 2004. On July 12, 2004, NLIC filed a memorandum opposing remand and requesting a stay pending the resolution of an unrelated case covering similar issues, which is an appeal from a decision of the same District Court remanding a removed market timing case to an Illinois state court. On July 30, 2004, the U.S. District Court granted NLIC’s request for a stay pending a decision by the Seventh Circuit on the unrelated case mentioned above. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding there entitled In Re Mutual Funds Investment Litigation. This lawsuit is in a preliminary stage, and NLIC intends to defend it vigorously.

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation, (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders, (3) civil conspiracy, and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the complaint on June 1, 2004. On February 8, 2005 the court denied the motion to dismiss. The Company intends to defend this lawsuit vigorously.

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

On May 1, 2003, NLIC was named in a class action lawsuit filed in the United States District Court for the Eastern District of Louisiana entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The complaint alleges that in 2001, plaintiff Edward Miller purchased three group modified single premium variable annuities issued by NLIC. The plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contracts that contract holders could transfer assets without charge among the various funds available through the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. The plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. The plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar contracts issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. NLIC’s motion to dismiss the complaint was granted by the District Court on October 28, 2003. The plaintiff appealed that dismissal to the United States Court of Appeals for the Fifth Circuit. On November 22, 2004, the Fifth Circuit Court of Appeals affirmed the judgment of the District Court dismissing the complaint. NLIC intends to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The

plaintiffs first amended their complaint on September 5, 2001 to include class action allegations and have subsequently amended their complaint three times. As amended, in the current complaint the plaintiffs seek to represent a class of ERISA qualified retirement plans that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that the Company breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by the Company, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On December 13, 2001, the plaintiffs filed a motion for class certification. The plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On July 6, 2004, the Company filed a Revised Memorandum in Support of Summary Judgment. The plaintiffs have opposed that motion. The Company intends to defend this lawsuit vigorously.

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

ITEM 4    Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2004, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

The Class A Common Stock of NFS is traded on the New York Stock Exchange under the symbol “NFS.” As of February 21, 2005, NFS had 134,070 registered shareholders of Class A Common Stock.

There is no established public trading market for the Company’s Class B Common Stock. All 95,633,767 shares of Class B Common Stock are owned by Nationwide Corp.

The following table presents quarterly high, low and closing sales prices of NFS Class A Common Stock and cash dividends declared on such shares for each quarter of 2004 and 2003:

	Market price			Dividends declared
Quarter ended	High	Low	Closing
March 31, 2004	$38.86	$33.01	$36.05	$0.18
June 30, 2004	37.75	33.05	37.61	0.18
September 30, 2004	37.55	32.90	35.11	0.18
December 31, 2004	39.04	32.06	38.23	0.18

March 31, 2003	$31.85	$21.37	$24.37	$0.13
June 30, 2003	33.82	24.25	32.50	0.13
September 30, 2003	34.40	28.76	31.34	0.13
December 31, 2003	36.00	31.22	33.06	0.13

Information regarding restrictions on the ability of NFS’ insurance subsidiaries to pay dividends to NFS, as required by this item, is set forth under Part I, Item 1—Business—Regulation—Regulation of Dividends and Other Payments from Insurance Subsidiaries and in Note 16 to the consolidated financial statements included in the F pages of this report.

Pursuant to the Nationwide Financial Services, Inc. Amended and Restated Stock Retainer Plan for Non-Employee Directors, 2,553 shares of Class A Common Stock were issued by NFS during the fourth quarter of 2004, at an average price of $36.95 per share, to NFS directors, who are not employees of NFS or its affiliates. This was a partial payment of the annual stock retainer paid by NFS to such directors in consideration of serving as directors of the Company. The annual stock retainer consists of a grant of shares of Class A Common Stock of the Company having a value of $32,500 and is paid in monthly installments. In addition, the directors receive an annual cash retainer of $32,500 (paid in monthly installments) and a stock option grant valued at $45,000. The Chairman of the Board receives a supplemental annual retainer of $40,000, paid one-half in cash and one-half in shares of the Company’s Class A Common Stock, for his additional duties. This supplemental retainer of cash and stock is also paid in monthly installments. The issuance of such shares in partial payment of the annual retainer is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated there under.

Additional information required by this item is set forth in Item 12 of this Annual Report on Form 10-K.

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of NFS’ equity securities by NFS or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, during the Company’s fourth quarter:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate value) of shares (or units) that may yet be purchased under the plans or programs
October 2004	54,428[1]	$34.18	N/A	N/A
November 2004	N/A	N/A	N/A	N/A
December 2004	300[2]	$38.46	N/A	N/A

Total	54,728	$34.20	N/A	N/A

[1]	Includes 50,018 shares of Class A Common Stock purchased on the open market by The 401(k) Company as fund administrator of the Nationwide Financial Services, Inc. Common Stock Fund (the Fund), an investment choice under the Nationwide Savings Plan (the Plan), for the benefit of Plan participants. The 401(k) Company is an indirect subsidiary of NFS. Also includes 2,571 shares of Class A Common Stock withheld from employees for payment of taxes due upon the vesting of restricted stock and 1,839 shares of Class A Common Stock tendered to the Company upon the vesting of restricted stock in exchange for stock units held in the Nationwide Individual Deferred Compensation Plan.
[2]	Includes 300 shares of Class A Common Stock purchased on the open market by The 401(k) Company as fund administrator of the Fund for the benefit of Plan participants.

ITEM 6    Selected Consolidated Financial Data

Five-Year Summary

	Years ended December 31,
(in millions, except per share amounts)	2004	2003	2002	2001	2000
Results of operations:
Revenues:
Policy charges	$1,235.0	$1,126.8	$1,028.4	$1,019.1	$1,092.2
Life insurance premiums	402.7	426.2	302.3	251.1	240.0
Net investment income	2,265.7	2,226.5	1,913.2	1,735.1	1,661.9
Net realized losses on investments, hedging instruments and hedged items	(30.8)	(69.4)	(79.4)	(14.3)	(24.9)
Other	307.6	234.1	126.6	76.6	81.7

Total revenues	4,180.2	3,944.2	3,291.1	3,067.6	3,050.9

Benefits and expenses:
Interest credited and other benefits	1,980.8	2,060.6	1,717.4	1,567.4	1,470.0
Interest expense on debt	102.2	96.2	76.8	54.9	48.5
Other operating expenses	1,422.6	1,269.6	1,363.4	877.1	910.0

Total benefits and expenses	3,505.6	3,426.4	3,157.6	2,499.4	2,428.5

Income from continuing operations before federal income taxes	674.6	517.8	133.5	568.2	622.4
Federal income tax expense (benefit)	169.2	119.4	(7.3)	143.9	187.3

Income from continuing operations	505.4	398.4	140.8	424.3	435.1
Discontinued operations, net of tax	—	—	3.4	(4.4)	(0.2)
Cumulative effect of adoption of accounting principles, net of tax	(3.4)	(0.6)	—	(7.1)	—

Net income	$502.0	$397.8	$144.2	$412.8	$434.9

Earnings per common share:
Basic	$3.30	$2.62	$1.09	$3.20	$3.38
Diluted	$3.28	$2.61	$1.09	$3.20	$3.38
Weighted average common shares outstanding:
Basic	152.1	151.8	132.4	128.9	128.7
Diluted	152.9	152.3	132.6	129.2	128.9

Cash dividends declared per common share	$0.72	$0.52	$0.51	$0.48	$0.46

	Years ended December 31,
(in millions, except per share amounts)	2004	2003	2002	2001	2000
Summary of financial position:
Assets
Total investments	$44,596.8	$43,136.9	$39,132.5	$27,814.4	$23,359.2
Deferred policy acquisition costs	3,561.1	3,329.9	3,026.9	3,213.7	2,872.7
Other assets	3,889.5	3,683.8	3,052.6	1,286.1	977.9
Assets held in separate accounts	64,903.2	60,937.6	50,348.3	59,646.7	65,968.8

Total assets	$116,950.6	$111,088.2	$95,560.3	$91,960.9	$93,178.6

Liabilities
Future policy benefits and claims	$41,077.2	$40,049.3	$36,274.3	$25,491.6	$22,243.3
Short-term debt	230.8	205.3	2.7	100.0	118.7
Long-term debt	1,406.0	1,405.6	1,197.6	897.0	598.4
Other liabilities	4,118.3	3,615.0	3,294.1	2,382.3	1,251.9
Liabilities related to separate accounts	64,903.2	60,937.6	50,348.3	59,646.7	65,968.8

Total liabilities	111,735.5	106,212.8	91,117.0	88,517.6	90,181.1

Shareholders’ equity	5,215.1	4,875.4	4,443.3	3,443.3	2,997.5

Total liabilities and shareholders’ equity	$116,950.6	$111,088.2	$95,560.3	$91,960.9	$93,178.6

Book value per common share	$34.20	$32.10	$29.25	$26.71	$23.29

Customer funds managed and administered:
Individual Investments	$52,481.9	$49,333.9	$40,896.5	$42,186.7	$43,694.9
Retirement Plans	76,661.2	64,224.3	45,524.8	47,289.2	45,526.3
Individual Protection	15,683.0	13,897.1	12,158.9	8,099.2	7,225.5
Corporate and Other	4,401.6	4,606.3	4,273.6	3,128.1	1,627.7

Total	$149,227.7	$132,061.6	$102,853.8	$100,703.2	$98,074.4

	Years ended December 31,
(in millions)	2004	2003	2002	2001	2000
Pre-tax operating earnings (loss) by reporting segment:
Individual Investments	$239.4	$185.5	$(121.1)	$227.2	$276.3
Retirement Plans	178.6	148.8	139.6	179.1	212.5
Individual Protection	243.0	215.2	186.7	189.7	161.1
Corporate and Other	53.1	53.4	16.6	(12.8)	(2.6)

Sales by reporting segment:
Individual Investments	$5,338.5	$6,738.8	$7,330.3	$7,625.6	$7,338.7
Retirement Plans	9,805.8	8,400.9	7,424.7	6,985.7	7,392.2
Individual Protection	1,766.8	1,722.5	1,543.3	1,540.6	1,530.2
Corporate and Other	—	—	—	—	—

Total	$16,911.1	$16,862.2	$16,298.3	$16,151.9	$16,261.1

ITEM 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The information included herein contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of Nationwide Financial Services, Inc. and its subsidiaries (NFS, or collectively, the Company). These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities:

(i) Change in Nationwide Corporation’s control of the Company through its beneficial ownership of 94.4% of the combined voting power of all the outstanding common stock and 62.7% of the economic interest in the Company;

(ii) NFS’ primary reliance, as a holding company, on dividends from its subsidiaries to meet debt service obligations and the applicable regulatory restrictions on the ability of NFS’ subsidiaries to pay such dividends;

(iii) The potential impact on the Company’s reported net income and related disclosures that could result from the adoption of certain accounting and/or financial reporting standards issued by the Financial Accounting Standards Board (FASB), Public Company Accounting Oversight Board or other standard-setting bodies;

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

Introduction

Following is management’s discussion and analysis of financial condition and results of operations of Nationwide Financial Services, Inc. and its subsidiaries for the three years ended December 31, 2004. This discussion should be read in conjunction with the consolidated financial statements and related notes beginning on page F-1 of this report.

NFS is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies (Nationwide), including Nationwide Financial Network (NFN), which refers to Nationwide Life Insurance Company of America (NLICA) and subsidiaries, including the affiliated distribution network, and which was formerly referred to as Nationwide Provident. The Company is a leading provider of long-term savings and retirement products in the United States of America. The Company develops and sells a diverse range of products including individual annuities, private and public group retirement plans, other investment products sold to institutions, life insurance and advisory services. As a result of its initial public offering in March 1997 and subsequent stock related transactions since that date, including the issuance of 31.9 million shares in connection with the acquisition of NFN, 37.3% of the economic interest in NFS is publicly owned, with the remainder owned by Nationwide Corporation (Nationwide Corp.), which is a majority-owned subsidiary of Nationwide Mutual Insurance Company (NMIC).

Critical Accounting Policies and Recently Issued Accounting Standards

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the audited consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ significantly from those estimates.

The most critical estimates include those used in determining DAC for investment products and universal life insurance products, VOBA, impairment losses on investments, valuation allowances for mortgage loans on real estate, federal income taxes, goodwill, and pension and other postretirement employee benefits.

Note 2 to the audited consolidated financial statements included in the F pages of this report provides a summary of significant accounting policies. Note 3 to the consolidated financial statements included in F pages of this report provides a discussion of recently issued accounting standards.

Deferred Policy Acquisition Costs for Investment Products and Universal Life Insurance Products

The Company has deferred the costs of acquiring investment products and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI) and other interest-sensitive life insurance policies. DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges, less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b) to the consolidated financial statements included in the F pages of this report.

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

The Company evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and the Company determines it is not reasonably possible to get back within this period of time, assumptions are required to be unlocked and DAC is recalculated using revised best estimate assumptions. Otherwise, DAC is not unlocked to reflect updated assumptions. If DAC assumptions were unlocked and revised, the Company would continue to use the reversion to the mean process.

For other investment products and universal life insurance products, DAC is adjusted each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently in the consolidated statements of income.

Value of Business Acquired

As a result of the acquisition of NFN in 2002 and the application of purchase accounting, the Company reports an intangible asset representing the estimated fair value of the business in force and the portion of the purchase price that was allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts existing as of the closing date of the NFN acquisition. The value assigned to VOBA in the purchase accounting for NFN was supported by an independent valuation study that was commissioned by the Company and executed by a team of qualified valuation experts, including actuarial consultants. The expected future cash flows used in determining such value were based on actuarially determined projections by major line of business of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, changes in reserves, operating expenses, investment income and other factors. These projections considered all known or expected factors at the valuation date based on the judgment of management. The actual experience on purchased business, to some extent, has and may continue to vary from projections due to differences in renewal premiums, investment spreads, investment gains and losses, mortality and morbidity costs, or other factors.

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

Under the Company’s accounting policy for equity securities and debt securities that can be contractually prepaid or otherwise settled in a way that may limit the Company’s ability to fully recover cost, an impairment is deemed to be other-than-temporary unless the Company has both the ability and intent to hold the investment for a reasonable period until the security’s forecasted recovery and evidence exists indicating that recovery will occur in a reasonable period of time. Also, for such debt securities the Company estimates cash flows over the life of purchased beneficial interests in securitized financial assets. If the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value based on current information and events, and if there has been an adverse change in estimated cash flows since the last revised estimate, considering both timing and amount, then the Company recognizes an other-than-temporary impairment and writes down the purchased beneficial interest to fair value.

For other debt and equity securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost or cost; specific credit issues and financial prospects related to the issuer; the Company’s intent to hold or dispose of the security; and current economic conditions.

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

Valuation Allowances for Mortgage Loans on Real Estate

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. In addition to the valuation allowance on specific loans, the Company maintains an unallocated allowance for probable losses inherent in the loan portfolio as of the balance sheet date, but not yet specifically identified by loan. Changes in the valuation allowance are recorded in net realized gains and losses on investments, hedging instruments and hedged items. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

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

Significant changes in the factors the Company considers in determining the valuation allowance for mortgage loans on real estate could result in a significant change in the valuation allowance reported in the consolidated financial statements.

Federal Income Taxes

The Company provides for federal income taxes based on amounts the Company believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income.

Goodwill

In connection with acquisitions of operating entities, the Company recognizes the excess of the purchase price over the fair value of net assets acquired as goodwill. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually in the fourth quarter. Goodwill of a reporting unit also is tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Pension and Other Postretirement Employee Benefits

Pension and other postretirement employee benefits (OPEB) assumptions are revised annually in conjunction with preparation of the Company’s Annual Report on Form 10-K. The 2004 pension expense for substantially all of the Company’s employees and certain agents totaled $14.3 million, an increase of $2.0 million over 2003 pension expense of $12.3 million. The increase primarily was due to decreasing interest rates at the plan level, reflected in a lower discount rate. For the Company’s primary pension plan, the discount rate used to value cash flows was lowered to 5.50% to determine 2004 pension expense from 6.00% used in 2003, and the long-term expected rate of return on plan assets was lowered to 7.25% for 2004 from 7.75% for 2003.

The 2004 and 2003 OPEB expense for substantially all of the Company’s employees and certain agents totaled $3.4 million and $3.3 million, respectively. The discount rate used to value cash flows was lowered to 6.10% to determine 2004 OPEB expense from 6.60% used in 2003, and the long-term expected rate of return on plan assets was lowered to 7.00% for 2004 from 7.50% for 2003.

The Company employs a prospective building block approach in establishing the discount rate and the expected long-term rate of return on plan assets. This process is integrated with the determination of other economic assumptions such as salary scale. For a given measurement date, the discount rate is set by reference to the yield on high-quality corporate bonds to approximate the rate at which plan benefits could effectively be settled. For pension benefits, a downward adjustment in the discount rate is included for plan administration and other expenses likely to be charged by an insurer. Since the OPEB liability includes both claims and administration expenses, a similar downward adjustment is not appropriate for the OPEB discount rate. The historical real rate of return for the reference bonds is subtracted from the yield on these bonds to generate an assumed inflation rate. The expected real rates of return on various asset sub-classes are developed based on historic risk premiums for those sub-classes. The expected real rates of return, reduced for investment expenses, are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return varies by plan and changes when the plan’s target investment portfolio changes. The expected long-term rate of return on plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market do not impact the expected risk premiums. However, as the yield for the reference bonds fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

The following illustrates the impact of changes in individual assumptions (without changing any other assumption) on expenses in 2004: (1) a 50 basis point increase in the pension discount rate would have decreased 2004 pension expense by approximately 10%, and a 50 basis point increase in the pension long-term expected rate of return would have decreased 2004 pension expense by approximately 13%; and (2) a 50 basis point increase in the OPEB discount rate would have decreased 2004 OPEB expense by approximately 21%, and a 50 basis point increase in the OPEB long-term expected rate of return would have decreased 2004 OPEB expense by approximately 11%.

Results of Operations

Revenues

Total revenues for 2004 increased to $4.18 billion compared to $3.94 billion in 2003. The growth in 2004 primarily was driven by higher policy charges, other income and net investment income, partially offset by a decline in life insurance premiums. Asset-based policy charges increased due to improved equity market returns. The increase in other income was primarily driven by increased sales of retirement plans and an increase in securitizations and structured products activity. Net investment income increased due primarily to additional prepayment income on mortgage loans and bond call premiums. The 20% growth in revenues in 2003 from $3.29 billion in 2002 was driven by the addition of NFN, which added $620.6 million in revenues in 2003.

Policy charges include asset fees, which are earned primarily from separate account values generated from the sale of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products; administrative fees, which include fees charged per contract on a variety of the Company’s products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn or account values during a specified period for annuity and certain life insurance contracts.

The following table summarizes policy charges for the years ended December 31:

(in millions)	2004	2003	2002
Asset fees	$631.1	$552.9	$550.6
Cost of insurance charges	379.8	371.4	266.6
Administrative fees	118.1	107.8	125.7
Surrender fees	106.0	94.7	85.5

Total policy charges	$1,235.0	$1,126.8	$1,028.4

Asset fees totaled $631.1 million in 2004 compared to $552.9 million and $550.6 million in 2003 and 2002, respectively. The increases in 2004 and 2003 were due to changes in the market value of the investment options underlying the account values, which have followed the general upward trends of the equity markets. Asset fees were flat in 2003 compared to 2002, reflecting slight fluctuations in average separate account values.

Net investment income includes the investment income earned on investments supporting fixed annuities, the medium-term note (MTN) program, certain life insurance products and invested assets not allocated to product segments, net of related investment expenses. Net investment income totaled $2.27 billion in 2004 compared to $2.23 billion in 2003 and $1.91 billion in 2002. The increase in 2004 primarily was due to higher prepayment income on mortgage loans and higher bond call premium income. The increase in 2003 was primarily due to increased invested assets supporting growth in individual fixed annuities, allocations to the fixed option of variable annuities and the medium term note program, partially offset by lower yields due to declining market interest rates.

The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are reported in realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair values of derivatives qualifying as fair value hedges and the related changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of non-qualifying derivatives; and periodic net coupon settlements on non-qualifying derivatives.

Net realized losses on investments, hedging instruments and hedged items totaled $30.8 million, $69.4 million and $79.4 million in 2004, 2003 and 2002, respectively, and included other-than-temporary impairments of $103.4 million, $170.4 million and $124.2 million in 2004, 2003 and 2002, respectively. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $72.6 million in 2004 compared to $101.0 million and $44.8 million in 2003 and 2002, respectively. Realized gains on sales, net of hedging losses, were driven by an improving market and credit environment. Realized losses on sales, net of hedging gains, were lessened by the impact of market pricing and portfolio alignment. Other-than-temporary and other investment impairments were positively impacted by the improving credit environment.

Other income includes management fees, commissions and other income earned by subsidiaries of the Company that provide administration, marketing and distribution services. Other income in 2004 increased to $307.6 million from $234.1 million and $126.6 million in 2003 and 2002, respectively. The increases in 2004 and 2003 reflect an increase in the number of private sector retirement plans sold through Nationwide Trust Company, FSB (NTC) and increased securitizations and structured products activity.

Benefits and Expenses

Interest credited to policyholder account values totaled $1.35 billion in 2004 compared to $1.39 billion in 2003 and $1.28 billion in 2002, and principally relates to fixed annuities, both individual and institutional, funding agreements backing the Company’s MTN program and certain life insurance products. The decrease in interest credited reflects lower crediting rates in the Individual Investments segment and the private sector in the Retirement Plans segment in response to lower market interest rates, partially offset by increases in account values. Average crediting rates for the Individual Investments segment were 3.89% in 2004, compared to 4.31% a year ago and 4.93% in 2002. Average crediting rates for the Retirement Plans segment were 4.38% in 2004, compared to 4.69% a year ago and 5.26% in 2002. The increase in market interest rates in second quarter 2004 does not appear immediately in interest credited due to the timing of rate reset dates, which are typically annual or quarterly. The increase in interest credited in 2003 reflects an increase in account values for individual and institutional fixed annuities as a result of strong fixed annuity production during the first three quarters of 2003, and increased allocations of variable annuity deposits to the guaranteed fixed option through May. The increase was partially offset by lower crediting rates in the Individual Investments and Retirement Plans segments on products where crediting rates have not already reached guaranteed floors.

Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. Other benefits and claims decreased from $563.5 million in 2003 to $526.9 million in 2004. The decline primarily was due to a decrease in GMDB benefits driven by improved equity market levels and reduced life insurance benefits as a result of favorable mortality. The significant increase in other benefits and claims for 2003 compared to 2002 reflect additional life insurance benefits related to NFN, growth in life insurance in force, an increase in the provision for future policy benefits for immediate annuities due to growth in new premium in 2003 compared to 2002, and an increase in guaranteed minimum death benefits (GMDB) costs due to a higher level of claims.

Policyholder dividends on participating policies decreased by 4% to $101.4 million in 2004 compared to $105.7 million in the same period a year ago. The decline was due to a reduction in dividend scale as a result of lower interest rates. Policyholder dividends on participating policies increased to $105.7 million in 2003 compared to $63.5 million in 2002 due to the addition of NFN, which had a significant amount of participating life insurance.

Amortization of DAC increased to $442.1 million in 2004 compared to $399.5 million in 2003. The increase in DAC amortization expense primarily was attributable to the Individual Investments segment due to higher estimated gross profits on the underlying business. Amortization of DAC decreased by $278.6 million in 2003 from $678.1 million in 2002. The substantial decrease in DAC amortization in 2003 reflects an acceleration of DAC amortization recorded in the third quarter of 2002. As part of the regular quarterly analysis of DAC, at the end of the third quarter of 2002, the Company determined that using actual experience to date and assumptions consistent with those used in the second quarter of 2002, its individual variable annuity DAC balance would be outside a pre-set parameter of acceptable results. The Company also determined that it was not reasonably possible that the DAC would return to an amount within the acceptable parameter within a prescribed period of time. Accordingly, the Company unlocked its DAC assumptions for individual variable annuities and reduced the DAC asset to the amount calculated using the revised assumptions. Because the Company unlocked the net separate account growth rate assumption for individual variable annuities for the three-year reversion period, the Company unlocked that assumption for all investment products and variable universal life insurance products to be consistent across product lines.

Therefore, in 2002, the Company recorded an acceleration of DAC amortization totaling $347.1 million, before tax, or $225.6 million, net of $121.5 million of tax benefit, which has been reported in the following segments in the amounts indicated, net of tax: Individual Investments—$213.4 million, Retirement Plans—$7.8 million and Individual Protection—$4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC for investment products and variable universal life insurance products. The most significant assumption changes were the resetting of the Company’s anchor date for reversion to the mean calculations to September 30, 2002, resetting the assumption for annual net separate account growth to 8 percent during the three-year reversion period for all investment products and variable life insurance products, and increasing future lapses and costs related to GMDB on individual variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

Excluding accelerated DAC amortization of $347.1 million in 2002, amortization of DAC increased $68.5 million to $399.5 million in 2003 compared to $331.0 million in 2002, primarily due to the addition of NFN and growth in the Individual Investments segment.

The increases in interest expense on debt for 2004 and 2003 were due to the issuance of $200.0 million of senior notes in February 2003, an increase in the utilization of commercial paper in 2004 and 2003, and interest on short-term borrowings related to a consolidated variable interest entity during 2004.

Other operating expenses increased 13% to $928.2 million in 2004 compared to $823.7 million 2003. Other operating expenses were $670.1 million in 2002. The increases reflect higher advertising and promotion and employee compensation and benefits expenses.

Federal income tax expense in 2004 and 2003 was $169.2 million and $119.4 million, respectively, representing an effective tax rate of 25.1% and 23.1%, respectively. Federal income tax benefit in 2002 was $7.3 million, representing an effective rate of (5.5)%. The effective tax rate for 2004 increased because permanent items grew at a lower rate than pre-tax earnings. Pre-tax earnings increased by 30% while the permanent tax deductions increased by 8%. The increase in the permanent tax deductions was due to the release of the Phase III tax liability due to changes in the tax law enacted in 2004, partially offset by an increase in valuation allowance for a consolidated subsidiary, while the separate account dividends received deduction remained fairly constant. The tax benefit of $121.5 million associated with the $347.1 million of accelerated DAC amortization in third quarter 2002 was calculated at the U.S. federal corporate income tax rate of 35%, which substantially impacts what would normally be expected to be reported as effective tax rates. Excluding the accelerated DAC amortization and related tax benefit, the effective tax rate for 2002 was 23.8%.

Discontinued Operations

On June 28, 2002, NFS completed a transaction with Nationwide Corp. to exchange all of the shares of common stock of Gartmore Global Investments, Inc. (GGI), a majority-owned subsidiary, held by NFS for shares of NFS common stock held by Nationwide Corp. GGI comprised NFS’ asset management operations. NFS also exchanged all of the shares of common stock of Nationwide Securities, Inc. (NSI), an indirect wholly-owned broker/dealer subsidiary, for shares of NFS’ common stock held by Nationwide Corp.

As a result of these transactions, the Company is no longer engaged in asset management operations, and the results of GGI and NSI have been reported as discontinued operations. Income from discontinued operations, net of tax, in 2002 was $3.4 million. Also, the Company no longer reports an Asset Management segment, and structured products transactions previously reported in the Asset Management segment are now reported in the Corporate and Other segment. All periods presented have been revised to reflect these changes.

Cumulative Effect of Adoption of Accounting Principle

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses many topics. The most significant topic affecting the Company was the accounting for contracts with GMDB. SOP 03-1 requires companies to evaluate the significance of a GMDB to determine whether a contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options, and sales inducements to contract holders. The Company adopted SOP 03-1 effective January 1, 2004, which resulted in a $3.4 million charge, net of tax, as the cumulative effect of adoption of this accounting principle. Also, see Note 3 to the consolidated financials statements included in the F pages of this report.

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

Life insurance premiums determined on a GAAP basis are significantly different than statutory premiums and deposits. Life insurance premiums determined on a GAAP basis are recognized as revenue when due, as calculated on an accrual basis in proportion to the service provided and performance rendered under the contract. In addition, many life insurance and annuity products involve an initial deposit or a series of deposits from customers. These deposits are accounted for as such on a GAAP basis and therefore are not reflected in the GAAP income statement. On a statutory basis, life insurance premiums collected (cash basis) and deposits received (cash basis) are aggregated and reported as revenues in the line item statutory premiums and annuity considerations.

Sales, as reported by the Company, are stated net of internal replacements, which the Company believes provides a more meaningful disclosure of production in a given period. In addition, the Company’s definition of sales excludes funding agreements issued under the Company’s MTN program; large case bank-owned life insurance (BOLI); large case retirement plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons and, therefore, are excluded from sales.

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

The following table summarizes sales by product and segment for the years ended December 31:

(in millions)	2004	2003	2002
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$3,674.3	$4,066.8	$3,824.7
Private label annuities	449.0	659.3	795.3
NFN and other	7.0	9.3	2.5

Total individual variable annuities	4,130.3	4,735.4	4,622.5
Individual fixed annuities	858.8	1,824.5	2,564.6
Advisory services program	181.0	25.7	—
In retirement	168.4	153.2	143.2

Total Individual Investments	5,338.5	6,738.8	7,330.3

Retirement Plans
Private sector pension plan:
The BEST of AMERICA trust products	3,232.0	2,110.2	1,617.0
The BEST of AMERICA annuity products	1,679.7	2,034.9	2,611.2
The 401(k) Company	893.1	681.0	472.5
NFN producers	335.8	366.4	95.4
Other	28.1	31.0	46.8

Total private sector pension plan	6,168.7	5,223.5	4,842.9

Public sector pension plan:
Administration-only agreements	2,122.9	1,735.0	1,206.2
IRC Section 457 annuities	1,514.2	1,442.4	1,375.6

Total public sector pension plan	3,637.1	3,177.4	2,581.8

Total Retirement Plans	9,805.8	8,400.9	7,424.7

Individual Protection
Corporate-owned life insurance	564.5	545.0	657.5
Traditional/universal life insurance	506.9	477.9	299.0
The BEST of AMERICA variable life series	439.6	435.4	518.2
NFN variable life products	255.8	264.2	68.6

Total Individual Protection	1,766.8	1,722.5	1,543.3

Total sales	$16,911.1	$16,862.2	$16,298.3

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

The following table summarizes sales by distribution channel for the years ended December 31:

(in millions)	2004	2003	2002
Non-affiliated:
Independent broker/dealers	$5,000.0	$4,541.8	$4,391.2
Financial institutions	2,618.5	3,758.2	4,180.6
Wirehouse and regional firms	1,992.1	1,995.0	2,204.8
Pension plan administrators	476.1	574.8	747.4
Life insurance specialists	382.8	387.5	510.6
CPA channel	223.2	73.3	—

Total non-affiliated sales	10,692.7	11,330.6	12,034.6

Affiliated:
NRS	3,665.9	3,209.9	2,633.1
The 401(k) Company	893.1	680.9	472.5
NFN producers	760.9	793.6	274.5
Nationwide agents	714.3	686.3	736.7
TBG Financial	184.2	160.9	146.9

Total affiliated sales	6,218.4	5,531.6	4,263.7

Total sales	$16,911.1	$16,862.2	$16,298.3

Sales through the independent broker/dealer channel increased 10% in 2004 compared to 2003 reflecting growth in group annuity and private sector retirement plan sales. Sales through this channel in 2003 increased by 3% compared to 2002 reflecting the distribution of NFN pension products through the independent broker/dealer channel.

Sales generated by financial institutions declined 30% in 2004 compared to 2003, primarily due to planned reductions in fixed annuity sales and the effects of changes made to the fixed option of variable annuity products. Sales in 2003 declined 10%, as a result of efforts focused on pricing discipline and planned reductions in fixed annuity sales during the second half of 2003, which more than offset growth in variable annuity sales.

Sales generated by wirehouse and regional firms decreased slightly in 2004 compared to 2003 and decreased 10% in 2003 from $2.20 billion in 2002. The declines were due to lower individual annuity sales, offset by higher private sector retirement plan sales as a result of the new business model.

As the Company’s private sector retirement plan business model continues to evolve, direct production through the pension plan administrators channel is expected to decline, as more new business opportunities are being created in conjunction or in partnership with the independent broker/dealers, wirehouse and regional firms and financial institutions relationships. This was evidenced by the 17% and 23% decline in 2004 and 2003 sales, respectively, compared to the prior year.

Sales generated by life insurance specialists decreased 1% in 2004 compared to 2003. The decline in sales during 2004 was driven largely by the slow growth in new corporate-owned life insurance (COLI) sales due to the unfavorable environment for COLI and executive deferred compensation programs affecting the creation of new plans and sales, partially offset by increased renewal premium from the funding of existing COLI cases. Increased renewal premium from COLI cases can be attributed to continued improvement in the market environment and increased participant deferrals in existing executive deferred compensation plans. Sales through this channel declined 24% in 2003 compared to 2002 due to the unfavorable environment for COLI and executive deferred compensation programs. The sluggish equity markets, the weak economy, unfavorable press regarding COLI and executive deferred compensation plans, and proposed legislation which could adversely impact the tax benefits of COLI, all negatively impacted sales and new business opportunities.

Sales generated by the CPA channel increased significantly to $223.2 million in 2004 compared to $73.3 million in 2003. The increases were due to the reclassification of certain CPA channel sales, which prior to 2004 were reported with independent broker/dealer sales and were not reclassified to conform to the current year presentation.

Sales through NRS increased 14% and 22%, respectively, in 2004 and 2003 primarily reflecting rollover activity from existing participants’ previous employer sponsored plans into existing accounts, as recent pension reform legislation has expanded the portability of public sector plan assets. In addition, participant contributions from the State of New York, New Mexico and IAFF cases acquired during 2003 and the addition of the City of Phoenix in 2004 contributed to the increases.

Sales generated by The 401(k) Company grew 31% and 44% in 2004 and 2003 compared to the prior year, respectively, as a result of employee salary deferrals on several new cases added in 2002 and at the beginning of 2003 and companies’ profit sharing contributions made in March and April of 2004.

NFN sales declined 4% in 2004 compared to 2003. The decrease was primarily due to a reduction in distribution personnel. NFN sales grew significantly in 2003 due to the acquisition that closed on October 1, 2002.

Sales generated by Nationwide agents increased 4% in 2004 compared to 2003 due to an increase in individual variable annuity sales related to new products, partially offset by an intentional reduction in fixed annuity production. Sales through this channel declined 7% in 2003 due to lower fixed annuity sales resulting from an intentional slow down in sales and commission reductions.

Sales through TBG Financial increased 14% in 2004 compared to 2003 due to higher renewal premiums from the funding of existing executive deferred compensation plans. Sales increased in 2003 by 10% compared to 2002 due to the sale of a single large case.

Business Segments

During the second quarter of 2004, the Company reorganized its segment reporting structure and now reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The Company has reclassified segment results for all prior periods presented to be consistent with the new reporting structure.

The following table summarizes pre-tax operating earnings (loss) by segment for the years ended December 31:

(in millions)	2004	2003	2002
Individual Investments	$239.4	$185.5	$(121.1)
Retirement Plans	178.6	148.8	139.6
Individual Protection	243.0	215.2	186.7
Corporate and Other	53.1	53.4	16.6

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

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(in millions)	2004	2003	2002
Statements of Income Data
Revenues:
Policy charges	$525.7	$445.3	$463.3
Net investment income	907.6	888.7	702.3
Premiums on immediate annuities	90.8	93.4	69.4
Other	0.4	—	—

Total revenues	1,524.5	1,427.4	1,235.0

Benefits and expenses:
Interest credited to policyholder account values	630.3	661.3	531.6
Other benefits	117.5	142.3	99.3
Amortization of DAC and VOBA	295.3	239.5	535.0
Other operating expenses	242.0	198.8	190.2

Total benefits and expenses	1,285.1	1,241.9	1,356.1

Pre-tax operating earnings (loss)	$239.4	$185.5	$(121.1)

Other Data
Sales:
Individual variable annuities	$4,130.3	$4,735.4	$4,622.5
Individual fixed annuities	858.8	1,824.5	2,564.6
Advisory services program	181.0	25.7	—
In retirement	168.4	153.2	143.2

Total sales	$5,338.5	$6,738.8	$7,330.3

Average account values:
General account	$16,211.1	$15,340.9	$10,793.7
Separate account	34,198.8	29,170.6	30,091.0
Advisory services program	99.1	7.8	—

Total average account values	$50,509.0	$44,519.3	$40,884.7

Account values as of period end:
Individual variable annuities	$41,481.9	$38,835.9	$31,881.9
Individual fixed annuities	8,902.5	8,630.7	7,338.1
In retirement	1,901.6	1,840.7	1,676.5
Advisory services program	195.9	26.6	—

Total account values	$52,481.9	$49,333.9	$40,896.5

GMDB—Net amount at risk, net of reinsurance	305.4	1,000.0	3,137.6
GMDB—Reserves, net of reinsurance	23.7	21.8	13.7
Pre-tax operating earnings (loss) to average account values	0.47%	0.42%	(0.30)%

Pre-tax operating earnings totaled $239.4 million in 2004, up 29% compared to $185.5 million in 2003 and a loss of $121.1 million in 2002. The higher earnings in 2004 were primarily driven by higher asset fees and interest spread income, somewhat offset by higher other operating expenses and DAC amortization. Excluding $328.3 million of accelerated DAC amortization in 2002, pre-tax operating earnings totaled $207.2 million. Excluding the accelerated DAC amortization, the lower 2003 earnings were primarily driven by lower policy charges and higher policy benefits primarily related to GMDB expenses, partially offset by an increase in interest spread income.

Policy charges increased to $525.7 million in 2004, up 18% from $445.3 million in 2003, which was down 4% from $463.3 million in 2002. The increase in 2004 was due to higher variable asset fees as average separate account values increased by 17%. Policy charges in 2003 were lower than 2002 primarily due to a 3% decrease in average separate account assets compared to the prior year.

Asset fees of $445.9 million in 2004 were up 18% from $376.6 million in 2003, which was down 1% from $378.6 million reported in 2002. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees were primarily due to changes in the market value of the investment options underlying the account values, which have followed the general trends of the equity markets. Average separate account values increased 17% in 2004 to $34.2 billion following a 3% decrease in 2003.

Surrender fees increased by $7.4 million to $63.9 million in 2004 relative to a year ago, primarily due to a higher level of surrender activity and higher contract values relative to a year ago. Surrender fees decreased $4.7 million in 2003 from $61.2 million in 2002 in part due to the positive equity market returns in the period.

Premiums on immediate annuities totaled $90.8 million, down 3% from $93.4 million in 2003, which increased $24.0 million, or 35%, from 2002. Results for 2004 reflect an increasingly competitive sales environment, though higher interest rates in late second and early third quarter helped immediate annuity sales in third quarter. The increase in 2003 reflected increased sales efforts and growth in the number of firms and distributors selling income products.

The 17% decrease in other benefits during 2004 compared to the prior year primarily reflects lower GMDB costs in 2004. GMDB exposure, as measured by the difference between the current contractual death benefit and account value, net of reinsurance, fell over 50% from the average levels experienced in 2003. Moderation in this exposure directly resulted in reduced benefit payments and lesser reserve provisions for future benefits. Gross GMDB death claims expense fell 44% from $56.7 million in 2003 to $31.5 million in 2004. Reinsurance recoveries covered a greater proportion of actual claims during 2004 (84% versus 61%), due to favorable experience and the addition of a new reinsurance treaty in April covering base mortality exposure, but not equity market exposure. Benefit reserve expenses of $8.1 million in 2003 were affected by a $11.9 million strengthening, while 2004 reserves increased only $1.9 million. In contrast, strong equity performance in the fourth quarter of 2004, together with expanded hedging of GMDB benefits, led to hedge losses of $7.0 million in 2004 compared to $2.3 million in losses in 2003. Benefit expenses for guaranteed living benefits, including GMIB and GMAB, improved by $2.1 million in 2004. The Company’s reserves for all variable annuity guarantees, calculated in accordance with SOP 03-01 and SFAS 133, totaled $47.6 million and $26.1 million as of December 31, 2004 and 2003, respectively.

Other operating expenses were $242.0 million in 2004, an increase of 22% compared to $198.8 million in 2003, which was a 5% increase over 2002. The increase in 2004 was driven by two primary factors. First, asset-based trail compensation increased due to growth in account values. Asset-based trail commissions increased by $16.8 million to $65.6 million in 2004 compared to $48.8 in 2003. Trail commissions are paid to the Company’s producing firms and are based on the level of assets under management rather than on the new deposits made in that time period. Instead of paying a one-time amount at the point of sale, a smaller payment is made each year the business remains in force. In some cases, a combination of both types of compensation is paid. The second factor was increased expenses primarily related to advertising and promotion as well as employee compensation and benefits. The increase in 2003 reflects the addition of NFN, growth in the number of contracts in force, increases in employee benefit, pension and insurance costs, all of which are partially offset by expense management efforts in response to the challenging equity markets and interest rate environments.

Interest spread income is comprised of net investment income, excluding capital charges, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company, performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income grew $46.3 million, or 18%, in 2004 compared to a $46.4 million, or 22%, increase in 2003. The growth in 2004 was driven by an $11.3 million increase in prepayment income on mortgage loans and bond call premiums, net of SFAS 91 adjustments, relative to 2003 due to reductions in crediting rates over the last several quarters. Higher average general account values also contributed to the increase. These factors more than offset decreased customer allocations to the guaranteed fixed options of individual variable annuities. Allocations to the guaranteed fixed option related to new domestic individual variable annuity sales during 2004 totaled 22%, compared to 44% for the same period a year ago. The growth in 2003 was driven by a 42% increase in average general account assets for these same comparative periods, the result of growth in the individual fixed annuity business, the addition of NFN and increased customer allocations to the guaranteed fixed options of individual variable annuities. Allocations to the guaranteed fixed option related to new domestic individual variable annuity sales during 2003 totaled 42% compared to 49% in 2002.

The following table summarizes the interest spread on Individual Investments segment average general account values for the years ended December 31:

	2004	2003	2002
Net investment income	5.74%	5.96%	6.84%
Interest credited	3.89%	4.31%	4.93%

Interest spread on average general account values	1.85%	1.65%	1.91%

In addition to higher general account assets, interest spread margins widened during 2004 to 185 basis points compared to 165 in 2003. The 2003 interest spread margin narrowed compared to the 191 basis points in 2002. Included in 2004 were 12 basis points, or $19.5 million, of prepayment income on mortgage loans and bond call premiums compared to 5 basis points, or $8.2 million, in 2003 and 6 basis points, or $6.8 million, in 2002, respectively. The higher interest rate environment in 2004 relative to a year ago has eased the pressure on margins due to the interest rate floors contained in annuity contracts.

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

Sales totaled $5.34 billion during 2004, down 21% from $6.74 billion in 2003, which was down 8% from $7.33 billion in 2002. Variable annuity production declined by 13% to $4.13 billion in 2004 compared to 2003, with 22% of new domestic sales allocated to the guaranteed fixed options. Sales of variable annuities were $4.74 billion in 2003, up 3% compared to $4.62 billion in 2002. Fixed annuity sales totaled $858.8 million in 2004, a 53% decline from levels reported a year ago. Fixed annuity sales were $1.82 billion in 2003 down 29% compared to $2.56 billion in 2002. Declines in 2004 and 2003 were attributable to a sharp drop-off in sales of fixed annuities, the result of the actions described above, which are intended to reduce the level of new individual fixed annuity business due to the challenging interest rate environment.

Deposits in 2004 of $5.08 billion offset by withdrawals and surrenders totaling $5.72 billion generated net outflows of $635.9 million compared to net inflows of $1.62 billion achieved in 2003 and $2.01 billion in 2002.

The increase in the ratio of pre-tax operating earnings to average account values of 5 basis points to 47 basis points in 2004 compared to 42 basis points in 2003 was primarily due to higher policy charges and interest spreads on average general account values and decreased variable annuity guaranteed benefit costs. Pre-tax operating earnings to average account values was 42 basis points and 51 basis points (excluding the accelerated DAC amortization) in 2003 and 2002, respectively. The declines reflect lower policy charges, higher policy benefits, and in 2003, lower interest spread margins.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December 31, 2004:

	Ratchet		Reset
(in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,150.6	3.68%
Minimum interest rate of 3.00% to 3.49%	3,163.2	5.02%	6,962.4	3.20%
Minimum interest rate lower than 3.00%	1,077.0	3.12%	337.2	3.52%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A

Total deferred individual fixed annuities	$4,240.2	4.54%	$8,450.2	3.28%

	Market value adjustment (MVA)		Total
(in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,150.6	3.68%
Minimum interest rate of 3.00% to 3.49%	—	N/A	10,125.6	3.77%
Minimum interest rate lower than 3.00%	—	N/A	1,414.2	3.21%
MVA with no minimum interest rate guarantee	1,731.3	3.39%	1,731.3	3.39%

Total deferred individual fixed annuities	$1,731.3	3.39%	$14,421.7	3.66%

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private- and public-sector retirement plans business. This segment differs from the former Institutional Products segment because it no longer includes the results of the structured products and MTN businesses. The private sector includes IRC Section 401(k) business generated through fixed and variable annuities, NTC and The 401(k) Company. The public sector includes IRC Section 457 and Section 401(a) business in the form of fixed and variable annuities and administration-only business. Retirement Plans sales do not include large case retirement plan acquisitions and Nationwide employee and agent benefit plans. However, the statements of income data in the following table does reflect this business.

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(in millions)	2004	2003	2002
Statements of Income Data
Revenues:
Policy charges	$171.8	$161.4	$174.1
Net investment income	647.6	662.9	655.3
Other	188.5	129.0	89.9

Total revenues	1,007.9	953.3	919.3

Benefits and expenses:
Interest credited to policyholder account values	446.1	458.9	467.8
Amortization of DAC and VOBA	44.6	47.7	53.4
Other operating expenses	338.6	297.9	258.5

Total benefits and expenses	829.3	804.5	779.7

Pre-tax operating earnings	$178.6	$148.8	$139.6

Other Data
Sales:
Private sector	$6,168.7	$5,223.5	$4,842.9
Public sector	3,637.1	3,177.4	2,581.8

Total sales	$9,805.8	$8,400.9	$7,424.7

Average account values:
General account	$10,175.6	$9,786.0	$8,888.5
Separate account	20,287.9	18,743.7	19,505.3
Administration-only	38,393.7	26,902.7	16,975.6

Total average account values	$68,857.2	$55,432.4	$45,369.4

Account values as of period end:
Private sector	$37,736.0	$29,678.9	$21,987.2
Public sector	38,925.2	34,545.4	23,537.6

Total account values	$76,661.2	$64,224.3	$45,524.8

Pre-tax operating earnings to average account values	0.26%	0.27%	0.31%

Pre-tax operating earnings increased 20% to $178.6 million in 2004 compared to $148.8 million in 2003. This increase primarily was due to growth in other income from NTC and administration-only products, partially offset by higher general operating expenses, increased commission expense and lower interest spread income. Pre-tax operating earnings increased 7% in 2003 compared to 2002 due to higher interest spread income and other income, partly offset by increased operating expenses and lower policy charges.

Asset fees increased 3% to $150.8 million in 2004 compared to $146.9 million in 2003. This increase was driven by 8% higher average separate account values compared to 2003, reflecting improved equity markets in 2004 and more than offsetting the shift in new business mix from group annuities to non-annuity products. Fluctuations in asset fees do not always vary with average separate account values due to periodic re-pricing of various products. Asset fees declined 3% in 2003 compared to 2002 due to a 4% decrease in average separate account values due to the shift in product mix from annuities to NTC and administration-only products, coupled with a less favorable equity market environment.

Surrender charges increased significantly to $12.1 million in 2004 from $5.7 million in 2003 primarily due to a 24% increase in withdrawals and surrenders as a higher percentage of plans surrendered within the surrender charge period. In addition, the trend of conversions from group annuity contracts to NTC products continued.

The slight decrease in surrender charges in 2003 compared to 2002 was not a significant driver in the decline in policy charges in 2003 versus 2002.

Other income, which includes fees for administration-only cases and NTC products, increased 46% in 2004 compared to 2003, which was up 44% from 2002. The increases primarily were due to growth in private sector retirement plans sold through NTC, which now accounts for 28% and 21% of private sector retirement plan account values in 2004 and 2003, respectively. Also contributing to the year over year increases was the continued growth in administration-only business in public sector.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spreads vary depending on crediting rates offered by the Company, the performance of the investment portfolio, including the rate of prepayments, changes in market interest rates, the competitive environment and other factors.

Interest spread income was $2.5 million, or 1%, lower in 2004 compared to 2003, which was $16.5 million, or 9%, higher than 2002. The decrease in 2004 primarily was due to spread compression in both the public sector and private sector businesses associated with lower prepayment penalty income on mortgage loans and bond call premiums and lower reinvestment rates on prepaying assets. The 2003 increase was driven by higher prepayment income and higher average general account values. The increase in average general account values was led by the acquisition of NFN and an increase in participant allocations to the fixed option of the Company’s retirement plan offerings.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the years ended December 31:

	2004	2003	2002
Net investment income	6.36%	6.77%	7.37%
Interest credited	4.38%	4.69%	5.26%

Interest spread on average general account values	1.98%	2.08%	2.11%

Interest spread declined to 198 basis points in 2004 compared to 208 basis points in 2003, which decreased slightly from 211 basis points in 2002. Included in 2004 were 18 basis points, or $17.9 million, of prepayment income on mortgage loans and bond call premiums compared to 21 basis points, or $20.3 million in 2003 and 11 basis points, or $10.2 million in 2002, respectively.

Other operating expenses increased 14% to $338.6 million in 2004 compared to $297.9 million in 2003. Other operating expenses increased 15% from $258.5 million in 2002. The increase in both years is reflective of the growth in plans and participants in both the public sector and private sector businesses, combined with investments in information technology to enhance the defined contribution record-keeping platform. Higher employee benefit and pension costs, and increased investments in sales, marketing, and advertising, also contributed to the annual increases.

Sales during 2004 increased 17% to $9.81 billion compared to $8.40 billion in 2003 and $7.42 billion in 2002. The increase in 2004 was driven by flows from three recently acquired large cases in public sector, coupled with acquisitions of larger than average cases in private sector during 2004. The 2003 sales exceeded prior year primarily due to the addition of NFN.

Private sector retirement plan sales in 2004 increased 18% to $6.17 billion from $5.22 billion in the prior year, and $4.84 billion in 2002. The 2004 increase was due to an increased distribution force of approximately 25%, the acquisition of bigger than average cases in the small to mid-size market, and a 31% increase in sales at The 401(k) Company, which focuses on the large plan market. The 2003 increase compared to 2002 was driven by a 44% rise in sales at The 401(k) Company, and 31% additional sales on the NTC platform, slightly offset by a 22% decline in deposits of group annuities.

Public sector pension sales increased 14% to $3.64 billion in 2004 compared to $3.18 billion in 2003, and totaled $2.58 billion in 2002, an increase of 23%. The increases reflect the addition of deposits into the State of New York, State of New Mexico, City of Phoenix and IAFF defined contribution plans. In addition, recently implemented pension reform legislation has expanded the portability of public plan assets, leading to increased rollover activity from existing participants’ previous employer-sponsored plans into existing accounts.

Deposits in 2004 of $10.15 billion offset by participant withdrawals and surrenders of $7.45 billion generated net inflows from participant activity of $2.70 billion, a 12% increase from 2003. Deposits in 2003 of $8.69 billion offset by participant withdrawals and surrenders totaling $6.28 billion generated net flows from participant activity of $2.41 billion, a 68% increase over 2002. Deferrals into existing plans and the recently acquired State of New York, State of New Mexico and City of Phoenix defined contribution plans drove the increase in 2004. The year end account values included the April 2004 addition of the $529.0 million City of Phoenix defined contribution plan. An increase in deposits to Nationwide employee and agent benefit plans, deferrals into newly acquired plans, rollover activity into existing participant accounts and lower surrender activity drove the 2003 increase.

The ratio of pre-tax operating earnings to average account values declined slightly to 26 basis points in 2004 from 27 basis points in 2003. A 20% increase in pre-tax operating earnings, combined with an 24% increase in average account values due to the favorable equity market environment during 2004, drove the slight decrease in this ratio. The decreases in pre-tax operating earnings to average account values, which totaled 27 basis points in 2003, compared to 31 basis points in 2002, primarily was driven by changes in the mix of products including growth in administration-only products, which generally provide lower margins than group annuity contracts. The decrease also reflects more private sector pension business in the form of NTC products, which results in earlier recognition of selling and other acquisition costs than with annuity products.

Individual Protection

The Individual Protection segment consists of investment life insurance products, including individual variable life, COLI and bank-owned life insurance (BOLI) products, traditional life insurance products, universal life insurance and the results of TBG Financial. This segment is unchanged from the former Life Insurance segment. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(in millions)	2004	2003	2002
Statements of Income Data
Revenues:
Policy charges	$537.5	$520.1	$391.0
Net investment income	467.9	462.6	361.7
Other	349.7	369.2	251.5

Total revenues	1,355.1	1,351.9	1,004.2

Benefits and expenses:
Life benefits and policyholder dividends	700.2	720.2	527.2
Amortization of DAC and VOBA	154.5	158.7	104.9
Other operating expenses	257.4	257.8	185.4

Total benefits and expenses	1,112.1	1,136.7	817.5

Pre-tax operating earnings	$243.0	$215.2	$186.7

Other Data
Sales:
Corporate-owned life insurance	$564.5	$545.0	$657.5
Traditional/universal life insurance	506.9	477.9	299.0
The BEST of AMERICA variable life series	439.6	435.4	518.2
NFN variable life products	255.8	264.2	68.6

Total sales	$1,766.8	$1,722.5	$1,543.3

Policy reserves as of period end:
Individual investment life insurance	$4,962.1	$4,443.8	$3,514.8
Corporate investment life insurance	5,444.1	4,401.5	3,652.8
Traditional life insurance	4,278.9	4,155.0	4,154.9
Universal life insurance	997.9	896.8	836.4

Total policy reserves	$15,683.0	$13,897.1	$12,158.9

Insurance in force as of period end:
Individual investment life insurance	$56,836.7	$56,478.4	$55,581.0
Corporate investment life insurance	10,904.1	9,263.3	8,387.1
Traditional life insurance	32,979.4	33,671.2	34,958.4
Universal life insurance	8,505.5	8,407.4	7,922.5

Total insurance in force	$109,225.7	$107,820.3	$106,849.0

Pre-tax operating earnings increased 13% to $243.0 million in 2004 from $215.2 million in 2003, which increased 15% from $186.7 million in 2002. Excluding $6.8 million of accelerated DAC amortization in third quarter 2002, pre-tax operating earnings totaled $193.5 million in 2002. Improved results from investment life products, both individual and corporate-owned, drove the growth in 2004. Higher policy charges, combined with lower operating expenses and DAC amortization, pushed investment life 18% higher than a year ago. Strong earnings growth in 2003 was driven by the acquisition of NFN in 2002, which contributed $68.0 million in 2003 pre-tax operating earnings. A $5.2 million reduction in second quarter 2003 pre-tax operating earnings due to the surrender of a large COLI case partially offset the overall increase. In both 2003 and 2002, increased cost of insurance charges and fee income from TBG Financial were offset by higher policy benefits, operating expenses, and DAC and VOBA amortization.

Policy charges increased 3% to $537.5 million in 2004 following a 33% increase to $520.1 million in 2003. Cost of insurance charges, which are assessed on the amount of insurance in force in excess of the related policyholder account value, increased 2% and 39% in 2004 and 2003, respectively. The increase reflects a growing block of investment life business, as insurance in force increased 1% to $109.23 billion at year-end 2004 compared to $107.82 billion at year-end 2003. Insurance in force increased slightly in 2003 over 2002.

Net investment income increased by 1% and 28% in 2004 and 2003, respectively, primarily reflecting the growth in traditional and universal life business in the past two years and the addition of NFN business.

Life benefits and policyholder dividends decreased 3% to $700.2 million in 2004, following a 37% increase in 2003. Favorable mortality in the fixed life insurance business was partially offset by unfavorable mortality in the individual investment life business. The decline in policyholder dividends on participating policies was due to a reduction in the dividend scale to reflect of the current lower interest rate environment. The increase in 2003 was due to growth in insurance in force, unfavorable mortality and the addition of NFN business.

Amortization of DAC and VOBA decreased $4.2 million, or 3%, in 2004 following an increase of $53.8 million, or 51%, in 2003. The implementation of DAC and VOBA model enhancements, which provide a more refined calculation and more timely reflections of observed trends in the underlying assumptions, reduced DAC amortization and VOBA amortization in the investment life business by $7.0 million and $5.0 million in 2004, respectively. However, DAC and VOBA amortization increased in the fixed life business, consistent with higher earnings and an expected decrease in future investment income. The 2003 increase primarily reflects the addition of VOBA amortization related to NFN business acquired and higher DAC amortization due to the surrender of a large COLI case. In addition, during 2003 mortality experience was more favorable than expected, and estimated gross profits on the in force variable business increased.

Other operating expenses were flat in 2004 compared to 2003. Other operating expenses were $257.8 million in 2003, up 39% from 2002, primarily due to the addition of operating expenses related to TBG Financial and NFN in 2003. Excluding TBG Financial and NFN, operating expenses increased 4% driven by higher employee benefit, pension and insurance costs.

Sales in 2004 increased 3% to $1.77 billion compared to $1.72 billion in 2003. Continued strength in sales of traditional/universal life insurance and COLI products drove the improvement. Traditional/universal life sales of $506.9 million increased 6% from 2003, driven by a re-tooled universal life insurance product portfolio and expanding distribution relationships in the non-affiliated distribution channels. COLI sales of $564.5 million increased 4% compared to a year ago. This increase was driven by higher renewal premium from the funding of existing COLI cases due to continued improvement in the equity market environment and increased participant deferrals in existing executive deferred compensation plans. Slow growth in new COLI sales, due to the unfavorable environment for COLI and executive deferred compensation programs affecting the creation of new plans and sales, partially offset the overall increase. Sales in 2003 increased 12% compared to $1.54 billion in 2002. Growth attributable to NFN was substantially offset as individual variable life sales were negatively impacted by sluggish equity markets, concern over the potential for adverse tax legislation and consumer preference for fixed products. COLI sales in 2003 declined 17% from the prior year due to the unfavorable environment for COLI and executive deferred compensation programs.

Corporate and Other

The Corporate and Other segment includes structured products business, the MTN program, net investment income not allocated to product segments, periodic net coupon settlements on non-qualifying derivatives, unallocated expenses, interest expense on debt, revenues and expenses of the Company’s non-insurance subsidiaries not reported in other segments, and realized gains and losses related to securitizations. This segment differs from the former Corporate segment as it now includes results from the structured products and MTN businesses, but no longer includes results from the advisory services program.

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(in millions)	2004	2003	2002
Statements of Income Data
Operating revenues	$332.2	$296.7	$220.9
Interest expense on debt	(102.2)	(96.1)	(76.8)
Other operating expenses	(176.9)	(147.2)	(127.5)

Pre-tax operating earnings	53.1	53.4	16.6
Net realized losses on investments, hedging instruments and hedged items[1]	(39.5)	(85.1)	(88.3)

Income (loss) from continuing operations before federal income taxes	$13.6	$(31.7)	$(71.7)

Other Data
Account values as of period end—Funding agreements backing medium-term notes	$4,401.6	$4,606.3	$4,273.6

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

Pre-tax operating earnings in 2004 were flat compared to 2003. Higher interest spread income and other income from securitizations and structured products activity were offset by increases in general expenses, related to advertising and promotion and employee compensation and benefits. In addition, higher commissions during 2004 created an adverse impact on pre-tax operating earnings. Pre-tax operating earnings increased significantly in 2003 compared to 2002. The increase primarily was attributable to other income from structured products activity and higher interest spread income from income earned on the proceeds from the $200.0 million senior note offering completed in February 2003 and the $300.0 million senior note offering completed in June 2002, partially offset by an increase in commissions and general expenses.

The increases in interest expense on debt for 2004 and 2003 were due to the issuance of $200.0 million of senior notes in February 2003, an increase in the utilization of commercial paper in 2004 and 2003, and interest on short-term borrowings related to a consolidated variable interest entity during 2004.

Net realized losses on investments, hedging instruments and hedged items excluding operating items (such as periodic net coupon settlements on non-qualifying derivatives, trading portfolio activity and trading valuation gains) totaled $39.5 million, $85.1 million and $88.3 million in 2004, 2003 and 2002, respectively, and included other-than-temporary impairments of $103.4 million, $170.4 million and $124.2 million in 2004, 2003 and 2002, respectively. Realized gains on sales, net of hedging losses were driven by an improving market and credit environment. Realized losses on sales, net of hedging gains were lessened by the impact of market pricing and portfolio alignment. Other-than-temporary and other investment impairments were positively impacted by the improving credit environment. During the third quarter 2003, the Company refined the calculation of its mortgage loan valuation allowance by incorporating more detailed information. As a result, the valuation allowance was reduced by $16.5 million.

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the years ended December 31:

(in millions)	2004	2003	2002
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$88.5	$133.6	$42.1
Hedging losses on fixed maturity sales	(15.2)	(42.4)	(36.2)
Equity securities available-for-sale	6.9	10.1	—
Real estate	3.7	4.2	14.0
Mortgage loans on real estate	14.3	2.9	3.2
Mortgage loan hedging losses	(4.0)	(2.4)	(1.2)
Other	8.4	1.7	3.5

Total realized gains on sales	102.6	107.7	25.4

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(12.5)	(31.6)	(18.4)
Hedging gains on fixed maturity sales	3.7	9.2	10.7
Equity securities available-for-sale	(0.9)	(0.4)	(0.9)
Real estate	(1.2)	(0.4)	(3.2)
Mortgage loans on real estate	(19.2)	(7.0)	(3.3)
Mortgage loan hedging gains	2.2	0.5	0.9
Other	(2.0)	(2.2)	(1.9)

Total realized losses on sales	(29.9)	(31.9)	(16.1)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(87.6)	(166.0)	(115.5)
Equity securities available-for-sale	(4.4)	(18.1)	—
Real estate	(3.2)	(2.3)	(2.4)
Mortgage loans on real estate, including valuation allowance adjustment	(8.2)	16.0	(6.3)

Total other-than-temporary and other investment impairments	(103.4)	(170.4)	(124.2)

Credit default swaps	0.3	13.3	(6.4)
Periodic net coupon settlements on non-qualifying derivatives	6.8	15.7	8.9
Trading portfolio valuation gain	0.8	—	—
Other derivatives	(5.6)	1.0	9.8

Total realized losses before policyholder dividend obligation and VOBA adjustments	(28.4)	(64.6)	(102.6)
Amounts credited to policyholder dividend obligation	(7.0)	(5.4)	—
Amortization adjustment for VOBA	4.6	0.6	—

Total unrelated parties	(30.8)	(69.4)	(102.6)
Gain on sale of limited partnership—related parties	—	—	23.2

Net realized losses on investments, hedging instruments and hedged items	$(30.8)	$(69.4)	$(79.4)

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. See “Impairment Losses on Investments” in the “Critical Accounting Policies and Recently Issued Accounting Standards” section of Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this report for a complete discussion of this process.

The following table summarizes for the year ended December 31, 2004 the Company’s largest aggregate losses on sales and write-downs by issuer (including affiliates), the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	December 31, 2004
(in millions)				Holdings[1]	Net unrealized gain
A major U.S. airline. A write-down of holdings of this issuer was completed during the third quarter. No additional impairments on these holdings are necessary at this time.	$28.1	$(1.0)	$(15.6)	$36.3	$4.9

An Australian-based gold and advanced minerals mining company. The company unexpectedly went into receivership in the third quarter. A sale was entered into and will settle in 2005. A loss is included in “write-downs” in the table.	—	—	(8.3)	9.4	—

Specialty finance company for healthcare providers. Second quarter 2004 analysis indicated that the underlying collateral had deteriorated and expected cash flows had experienced an adverse change. An impairment loss was taken in the second quarter with the security recorded at fair value. Exposure was reduced through sales in the third quarter. Sales with realized gains are not included in this table. Expected cash flows and fair values of the remaining holdings are being monitored. No additional impairments on these holdings are necessary at this time.	1.0	—	(5.9)	3.1	0.7

United Kingdom-based manufacturer, primarily of buses. Impaired during the first quarter and subsequently sold during the second quarter.	1.3	(0.2)	(5.8)	—	—

A structured asset-backed security with home-equity loans as the underlying collateral. Expected cash flows and fair value deteriorated during the second quarter of 2004 and an impairment loss was taken to reduce holding to fair value. Expected cash flows and fair values of the remaining holding are being monitored. No additional impairments are necessary at this time.	—	—	(5.0)	5.0	1.0

Asset-backed structure issued in 2000 which includes credit default swaps. A write-down and sale of a portion of the holdings of this issuer was taken during the second quarter of 2004. Expected cash flows and fair value of the remaining holding are being monitored. No additional impairments on these holdings are necessary at this time.	4.8	—	(4.3)	5.7	0.5

A collateralized debt obligation. The write-down to fair value was recognized consistent with the Company’s intent to sell before recovery.	—	—	(4.1)	9.9	—

	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	December 31, 2004
(in millions)				Holdings[1]	Net unrealized gain

This issuer provides financing to the restaurant and hotel industries. Expected cash flows experienced deterioration in the first and third quarters, and the issue was impaired to fair value in both quarters. A sale of the troubled position was completed during fourth quarter 2004 with the loss being recorded as an impairment loss. The Company holds other securities issued by this issuer that have not had an adverse change in cash flows.	3.6	—	(3.8)	25.0	2.2

A payroll services and temporary staffing company. Decline in the fourth quarter 2004 prompted a decision to sell and an additional impairment was recorded.	—	—	(3.8)	3.1	—

A collateralized debt obligation. A write-down to fair value was taken consistent with the application of the applicable accounting literature due to an adverse change in expected cash flows of the security. During third quarter of 2004, a gain on sale of $2.4 (not shown in the table) was recognized upon final disposition of the security.	—	—	(3.0)	—	—

A major U.S. airline. A write-down and sale of certain holdings of this issuer was completed during the third quarter. No additional impairments on these holdings are necessary at this time.	18.2	(0.7)	(2.9)	34.4	1.5

A leading dairy products producer. The company is in bankruptcy. A write-down to fair value was completed during the third quarter. Further decline in the fourth quarter prompted a decision to sell and an additional impairment was recorded.	—	—	(2.9)	2.1	—

Asset-backed structure issued in 1998 to purchase and own a portfolio of aircraft. A sale of the entire position was realized as an impairment loss during the third quarter.	3.4	—	(2.7)	—	—

A company that sells, leases and rents general purpose electronic test equipment to the U.S. and Western Europe. Due to payment defaults by the company, a write-down to fair value was completed during the fourth quarter.	—	—	(2.3)	2.3	—

A collateralized debt obligation. A sale of the entire position was realized as an impairment loss during the fourth quarter.	5.3	—	(1.8)	—	—

Total	$65.7	$(1.9)	$(72.2)	$136.3	$10.8

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities.

Related Party Transactions

In the normal course of business, the Company has entered into many related party transactions. Descriptions of these transactions are provided in Note 21 to the consolidated financial statements included in the F pages of this report and are incorporated herein by reference.

Liquidity and Capital Resources

Liquidity and capital resources demonstrate the overall financial strength of the Company and its ability to generate cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. The Company’s capital structure consists of long-term debt and shareholders’ equity.

The following table summarizes the Company’s capital structure as of December 31:

(in millions)	2004	2003	2002
Long-term debt	$1,406.0	$1,405.6	$1,197.6

Shareholders’ equity, excluding accumulated other comprehensive income	4,782.9	4,370.5	4,043.0
Accumulated other comprehensive income	432.2	504.9	400.3

Total shareholders’ equity	5,215.1	4,875.4	4,443.3

Total capital	$6,621.1	$6,281.0	$5,640.9

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

Additionally, the Company has reclassified its capital and preferred securities of subsidiary trusts into long-term debt for all prior periods presented. Consistent with their classification as debt, the Company recognizes distributions on the capital and preferred securities as interest expense in the consolidated statements of income. In connection with the adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (FIN 46R), the Company deconsolidated the trusts established in connection with the issuance of mandatorily redeemable capital and preferred securities effective December 31, 2003. FIN 46R did not require the restatement of any prior periods. As a result, at December 31, 2003, the Company reported as a component of long-term debt the junior subordinated debentures payable by NFS to the trusts. Previously, the junior subordinated debentures were eliminated in consolidation. Because the Company’s implementation of FIN 46R did not result in restating prior periods, the related trust preferred securities are still in the totals of long-term debt for 2002.

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

or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at a prevailing U.S. Treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date. The Company made interest payments on the senior notes of $71.7 million in 2004, $66.4 million in 2003 and $42.6 million in 2002.

The terms of the senior notes contain various restrictive covenants, including limitations on the disposition of subsidiaries. As of December 31, 2004, the Company was in compliance with all such covenants.

The variable rate note payable is tied to 1-year U.S. LIBOR rates with annual resets and had an outstanding balance of $1.7 million and an interest rate of 4.35% as of December 31, 2004.

The 7.899% junior subordinated debentures are the sole assets of Nationwide Financial Services Capital Trust (Trust I) and are redeemable by NFS, in whole at any time or in part from time to time, at par plus an applicable make-whole premium. The capital securities have a liquidation value of $1,000 per security and must be redeemed by Trust I when the 7.899% junior subordinated debentures mature or are redeemed by NFS. The 7.10% junior subordinated debentures are the sole assets of Nationwide Financial Services Capital Trust II (Trust II) and became redeemable, in whole or in part, on or after October 19, 2003 at a redemption price equal to the principal amount to be redeemed plus any accrued and unpaid interest. The preferred securities have a liquidation value of $25 per security and must be redeemed by Trust II when the 7.10% junior subordinated debentures mature or are redeemed by NFS. The related capital and preferred securities are fully and unconditionally guaranteed by NFS. There are no sinking fund requirements related to the capital and preferred securities of subsidiary trusts.

NFS is a holding company whose principal asset is the common stock of NLIC. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments and dividends from NLIC and other subsidiaries.

As an insurance holding company, the ability of NFS to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of: (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31; or (ii) the statutory-basis net income of the insurer for the 12-month period ending as of the prior December 31. NLIC’s statutory capital and surplus as of December 31, 2004 was $2.39 billion, and statutory net income for 2004 was $317.7 million. As of January 1, 2005, based on statutory financial results as of and for the year ended December 31, 2004, NLIC could pay dividends to NFS totaling $192.7 million without obtaining prior approval. On March 1, 2005, NLIC paid a $25.0 million dividend to NFS. The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders.

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the Pennsylvania Insurance Department (PID) either approves or fails to disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of: (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31; or (ii) the statutory-basis net income of the insurer for the prior year. In connection with the acquisition of NLICA, the PID ordered that no dividends could be paid out of NLICA before October 1, 2005 without prior approval. The statutory capital and surplus of NLICA as of December 31, 2004 was $576.5 million, while statutory net income for the year ended December 31, 2004 was $126.4 million. NLICA sought and received permission from the PID to pay $50.0 million of dividends to NFS during 2004. Effective October 1, 2005, based on statutory financial results as of and for the year ended December 31, 2004, and based on dividends paid through March 1, 2005, NLICA will be able to pay dividends to NFS totaling $76.4 million without obtaining prior approval.

NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses and principal in the future.

Also available as a source of funds to the Company is a $1.00 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $2.29 billion and NLIC maintain statutory surplus in excess of $1.56 billion. The Company had no amounts outstanding under this agreement as of December 31, 2004. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $134.7 million in commercial paper outstanding as of December 31, 2004.

The Company has an available financing capacity of $1.30 billion under a shelf registration statement dated February 4, 2003. Under the shelf registration statement, the Company can issue many security instruments including, but not limited to, unsecured senior or subordinated debt securities, preferred stock, Class A common stock, stock purchase contracts or stock purchase units. The Company may also, in conjunction with owned trusts, issue trust preferred securities guaranteed by NFS.

In addition, the Company has two majority-owned subsidiaries that each have available separate annually renewable, 364-day, $10.0 million line of credit agreements with a single financial institution. The lines of credit are guaranteed by NFS and are included in consolidation. One of the agreements was renewed in September 2004, and the majority-owned subsidiary had $6.8 million outstanding on that line of credit as of December 31, 2004 at a weighted average effective interest rate of 4.07% in 2004. The other agreement was established in August 2004, and the majority-owned subsidiary had $9.0 million outstanding on that line of credit as of December 31, 2004 at a weighted average effective interest rate of 2.34% in 2004. See also Note 13 to the consolidated financial statements included in the F pages of this report.

Also, as a result of consolidating certain variable interest entities where the Company was identified as the primary beneficiary, the Company reported $80.3 million of short-term debt as of December 31, 2004 related to borrowings under a securities lending agreement. As of December 31, 2004, the Company has not provided any guarantees on such borrowings, either directly or indirectly.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. These loans are collateral for the facility. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NLIC had $47.7 million outstanding under this agreement as of December 31, 2004.

In addition to the agreement described above, NMIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. These loans are collateral for the facility. Because NLIC has a variable interest in the profits from the securitization of these loans, NLIC consolidates the assets and liabilities associated with these loans and the corresponding borrowings in accordance with FIN 46R. The maximum amount available under the agreement is $250.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NMIC had $32.6 million outstanding under this agreement as of December 31, 2004.

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

For individual annuity products ($50.38 billion of reserves as of December 31, 2004), the surrender charge is generally calculated as a percentage of the deposits made and is assessed at declining rates during the first seven years after a deposit is made.

For group annuity products ($25.85 billion of reserves as of December 31, 2004), the surrender charge amounts and periods can vary significantly, depending on the terms of each contract and the compensation structure for the producer. Generally, surrender charge percentages for group products are less than individual products because the Company incurs lower expenses at contract origination for group products. In addition, over ninety percent of the general account group annuity reserves are subject to a market value adjustment at withdrawal.

Life insurance policies, while subject to withdrawal, are less susceptible to withdrawal than annuity products because policyholders generally must undergo a new underwriting process and may incur a surrender fee in order to obtain a new insurance policy.

The short-term and long-term liquidity requirements of the Company are monitored regularly to match cash inflows with cash requirements. The Company reviews its short-term and long-term projected sources and uses of funds and the asset/liability, investment and cash flow assumptions underlying these projections. The Company periodically makes adjustments to its investment policies to reflect changes in short-term and long-term cash needs and changing business and economic conditions.

Given the Company’s historical cash flow and current financial results, management of the Company believes that the cash flow from the operating activities of the Company over the next year will provide sufficient liquidity for the operations of the Company and will provide sufficient funds to enable the Company to make dividend and interest payments.

As described in Note 20 to the consolidated financial statements included in the F pages of this report, the Company acquired NFN effective October 1, 2002. The aggregate purchase price was $1.13 billion, which was funded through a combination of the issuance of 31.9 million shares of NFS Class A common stock valued at $843.2 million, the payment of $235.1 million in cash and the issuance of $48.0 million of policy credits. Of the total consideration, $62.4 million was funded by Provident Mutual Insurance Company (the name of the insurer before it was acquired by the Company), and the remainder was funded with existing resources, including funds raised by the Company in the form of senior debt issued in June 2002. The shares of the Class A common stock issued in this transaction were valued using an average stock price covering the period extending two days before and after the date the consideration elections were closed.

The Company has sold $469.3 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 4.60% to 5.25% over periods ending between 2004 and 2021 and as of December 31, 2004 held guarantee reserves totaling $4.7 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.27 billion. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. During 2004 and 2003, $0.1 million and $3.1 million of stabilization collateral had been released into income, respectively.

To the extent there are cash deficits in any specific property owned by the Tax Credit Funds, property reserves, property operating guarantees and reserves held by the Tax Credit Funds are exhausted before the Company is required to perform under its guarantees. To the extent the Company is ever required to perform under its guarantees, it may recover any such funding out of the cash flow distributed from the sale of the underlying properties of the Tax Credit Funds. This cash flow distribution would be paid to the Company prior to any cash flow distributions to unrelated third party investors.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2004 expected to be paid in the periods presented. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP and in many cases differ significantly from the summation of undiscounted cash flows. The most significant difference relates to future policy benefits related to life and health insurance, which include discounting.

	Payments due by period					Amount per balance sheet
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt:
Short-term[1]	$236.0	$—	$—	$—	$236.0	$230.8
Long-term[2]:
Unrelated parties	71.7	143.4	143.4	1,698.6	2,057.1	1,096.7
Related parties	22.8	45.6	45.6	806.3	920.3	309.3

Subtotal	330.5	189.0	189.0	2,504.9	3,213.4	1,636.8

Lease obligations[3]:
Operating	24.9	45.9	37.6	72.3	180.7	—
Capital	0.2	0.2	—	—	0.4	—

Subtotal	25.1	46.1	37.6	72.3	181.1	—

Purchase and lending commitments:
Fixed maturity securities[4]	74.1	—	—	—	74.1	—
Commercial mortgage loans[4]	216.7	42.5	1.5	6.0	266.7	—
Limited partnerships[5]	82.3	—	—	—	82.3	—

Subtotal	373.1	42.5	1.5	6.0	423.1	—

Future policy benefits and claims[6]:
Fixed annuities and fixed option of variable annuities[7]	1,766.0	4,232.0	2,939.0	8,256.0	17,193.0	15,324.0
Life and health insurance[7]	1,085.0	1,296.0	1,316.0	14,553.0	18,250.0	8,335.0
Single premium immediate annuities[8]	228.0	426.0	379.0	2,801.0	3,834.0	1,841.0
Group pension deferred fixed annuities[9]	1,418.0	2,370.0	1,838.0	8,580.0	14,206.0	10,579.0
Funding agreements backing MTNs[2], [10]	1,758.0	2,962.0	276.0	303.0	5,299.0	4,998.2

Subtotal	6,255.0	11,286.0	6,748.0	34,493.0	58,782.0	41,077.2

Cash and securities collateral[11]:
Cash collateral on securities lending	1,014.5	—	—	—	1,014.5	1,014.5
Cash collateral on derivative transactions	415.7	—	—	—	415.7	415.7
Securities collateral on securities lending	194.7	—	—	—	194.7	194.7
Securities collateral on derivative transactions	222.5	—	—	—	222.5	222.5
Subtotal	1,847.4	—	—	—	1,847.4	1,847.4

Total	$8,831.1	$11,563.6	$6,976.1	$37,076.2	$64,447.0	$44,561.4

[1]	No contractual provisions exist that could create, increase or accelerate those obligations presented. The amount presented includes contractual principal and interest based on rates in effect at December 31, 2004.

[2]	Contractual provisions exist that could increase or accelerate those obligations presented. The amounts presented include contractual principal and interest based on stated rates in effect at December 31, 2004. See the “Liquidity and Capital Resources” section of MD&A for a detailed discussion of the Company’s long-term debt.
[3]	Contractual provisions exist that could increase or accelerate those obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to the Company’s financial position or results of operations.
[4]	No contractual provisions exist that could create, accelerate or materially increase those obligations presented.
[5]	Primarily related to investments in low-income-housing tax credit partnerships. Call dates for the obligations presented are either date or event specific. The date specific requirement mandates the Company fund a specified amount on a stated date provided there are no defaults under the agreement. The event specific requirement is such that the Company is obligated to fund a specified amount of its capital commitment when a property becomes fully stabilized. The ultimate call date of these commitments may extend beyond one year but have been reflected in payments due in less than one year due to the call features. The Company’s capital typically is called within one to four years, depending on when the events contemplated in the documents transpire.
[6]	A significant portion of policy contract benefits to be paid do not have stated contractual maturity dates and may not result in any ultimate payment obligation. Amounts reported herein represent estimated undiscounted cash flows out of the Company’s general account related to death, surrender, annuity and other benefit payments under policy contracts in force at December 31, 2004. Separate account payments are not reflected herein due to the matched nature of these obligations and the fact that the contract owners maintain the investment risk of such deposits. Estimated payment amounts reported herein were developed based on review of historical results experienced by the Company and the related contractual provisions. Significant assumptions incorporated in the reported amounts include: future policy lapse rates (including the impact of customer decisions to make future premium payments to keep the related policies in force), coverage levels remaining unchanged from those provided under contracts in force at December 31, 2004, future interest crediting rates, and the estimated timing of payments. Actual amounts will vary, potentially in a significant manner, from the amounts indicated due to deviations between assumptions and actual results and the addition of new business in future periods.
[7]	Contractual provisions exist which could adjust the amount and/or timing of those obligations reported. Key assumptions related to payments due by period include customer lapse rates (including timing of death) and future interest crediting level. Assumptions for future interest crediting levels have been made based on processes consistent with the Company’s past practices, which is at the discretion of the Company, subject to guaranteed minimum crediting rates in many cases and/or subject to contractually obligated increases for specified periods of time. Many of the contracts with potentially accelerated timing of payments are subject to surrender charges which are generally calculated as a percentage of deposits made and are assessed at declining rates during the first seven years after a deposit is made. Amounts disclosed herein include an estimate of those accelerated payments, net of applicable surrender charges. See Note 2 (j) to the consolidated financial statements included in the F pages of this report for a description of the Company’s method for establishing life and annuity reserves in accordance with GAAP. Health reserves represent less than $0.5 million of the amounts reflected in the table and are reflected in the less than one-year column.
[8]	Certain assumptions have been made about retirement patterns in the amounts reported. Actual retirements may differ significantly from those projected and may result in early withdrawal of contract funds, which could cause the timing of the obligations reported to vary significantly. In addition, contractual surrender provisions exist on an immaterial portion of these contracts that could decrease and/or accelerate those obligations presented. Most of the contracts with potentially accelerated timing of payments are subject to surrender charges which are generally calculated as a percentage of deposits made and are assessed at declining rates during the first seven years after a deposit is made. Amounts disclosed herein include an estimate of those accelerated payments, net of applicable surrender charges. Furthermore, in developing the estimates of payments due by period, the Company followed the process for determining future interest crediting rates as described in note 7 above.

[9]	Contractual provisions exist that could increase those obligations presented. In developing the estimates of payments due by period, the process for determining future interest crediting rates as described in note 7 above was followed.
[10]	See the “Off-Balance Sheet Transactions” section of MD&A for a detailed discussion of the Company’s MTN program. The amounts presented include contractual principal and interest based on rates in effect at December 31, 2004.
[11]	Since the timing of the return of collateral is uncertain, these obligations have been reflected in payments due in less than one year. See the “Off-Balance Sheet Transactions” section of MD&A for a detailed discussion of the impact of collateral on the Company’s balance sheets.

In addition, the Company makes discretionary pension plan and other postretirement benefit plan contributions. See Note 19 to the consolidated financial statements included in the F pages of this report for a detailed discussion of plan contributions.

Off-Balance Sheet Transactions

Under the MTN program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements rank pari passu with all other insurance claims of the issuing company in the event of liquidation and should be treated as “annuities” under applicable Ohio insurance law. Therefore, the funding agreement obligations are classified as a component of future policy benefits and claims on the consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the MTNs, the Company does not include the trust in its consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Ratings Services assign the same ratings to the notes and the insurance financial strength of NLIC.

As of December 31, 2004 and 2003, the Company had received $1.01 billion and $976.6 million, respectively, of cash collateral on securities lending and $415.7 million and $544.5 million, respectively, of cash for derivative collateral. As of December 31, 2004, the Company had received $194.7 million of non-cash collateral on securities lending. Both the cash and non-cash collateral amounts are included in short-term investments with a corresponding liability recorded in other liabilities. As of December 31, 2004 and 2003, the Company had loaned securities with a fair value of $1.18 billion and $958.1 million, respectively. The Company also held $222.5 million and $163.0 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2004 and 2003, respectively.

Investments

General

The Company’s assets are divided between separate account and general account assets. As of December 31, 2004, $64.90 billion (55%) of the Company’s total assets were held in separate accounts and $52.05 billion (45%) were held in the Company’s general account, including $44.60 billion of general account investments.

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

The following table summarizes the Company’s consolidated general account investments by asset category as of December 31:

	2004		2003
(in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities	$31,516.8	70.7	$30,787.1	71.4
Equity securities	87.0	0.2	128.7	0.3
Trading assets	15.9	—	4.9	—
Mortgage loans on real estate, net	9,267.5	20.8	8,964.7	20.8
Real estate, net	108.3	0.2	123.4	0.3
Policy loans	987.2	2.2	963.2	2.2
Other long-term investments	604.2	1.4	194.6	0.4
Short-term investments	2,009.9	4.5	1,970.3	4.6

Total	$44,596.8	100.0	$43,136.9	100.0

The following table lists the ten largest fixed maturity investment holdings by amortized cost for both investment grade and non-investment grade securities included in the general account as of December 31, 2004:

(in millions)	Predominant Rating	Amortized Cost		Predominant Rating	Amortized Cost

Investment Grade			Non-Investment Grade
Southwest Airlines Company	A+	$103.9	Bowater, Inc.	BB	$37.9
General Electric Capital Corporation	AAA	96.3	Electric Data System Corporation	BB+	34.1
Cargill, Inc.	A	72.5	Delta Airlines, Inc.	B	34.0
National Rural Utilities	A+	64.8	America West Airlines	BB	32.4
McDonalds Corporation	A	62.0	Abitibi-Consolidated, Inc.	BB-	31.6
TTX Company	A-	61.3	Enterprise Products Partners LP	BB+	28.2
Baxter International, Inc.	BBB+	60.4	Edison International	BB+	25.7
DaimlerChrysler NA Holding	BBB	59.6	Timken Company	BB+	25.0
Wachovia Corporation	A	59.6	DPL, Inc.	B+	24.5
Bank of America Corporation	A	59.0	MGM Mirage	BB+	22.6

Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$155.1	$14.2	$0.8	$168.5
Agencies not backed by the full faith and credit of the U.S. Government[1]	1,168.6	82.0	1.3	1,249.3
Obligations of states and political subdivisions	266.8	3.1	2.8	267.1
Debt securities issued by foreign governments	58.4	2.8	0.1	61.1
Corporate securities
Public	12,005.1	584.2	32.1	12,557.2
Private	7,306.3	358.2	28.6	7,635.9
Mortgage-backed securities—U.S. Government-backed	5,464.1	71.7	17.9	5,517.9
Asset-backed securities	3,998.8	89.3	28.3	4,059.8

Total fixed maturity securities	30,423.2	1,205.5	111.9	31,516.8
Equity securities	73.1	14.3	0.4	87.0

Total securities available-for-sale	$30,496.3	$1,219.8	$112.3	$31,603.8

December 31, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,154.9	$61.7	$2.8	$1,213.8
Obligations of states and political subdivisions	177.2	1.0	5.5	172.7
Debt securities issued by foreign governments	68.8	2.2	0.9	70.1
Corporate securities
Public	12,421.1	634.0	34.6	13,020.5
Private	7,083.4	483.2	33.0	7,533.6
Mortgage-backed securities—U.S. Government-backed	4,379.0	77.7	24.6	4,432.1
Asset-backed securities	4,278.5	130.6	64.8	4,344.3

Total fixed maturity securities	29,562.9	1,390.4	166.2	30,787.1
Equity securities	117.0	14.0	2.3	128.7

Total securities available-for-sale	$29,679.9	$1,404.4	$168.5	$30,915.8

[1]	During the fourth quarter of 2004, the Company began reporting separately amounts for agencies not backed by the full faith and credit of the U.S. Government.

The average duration and average maturity of the Company’s general account fixed maturity securities as of December 31, 2004 were approximately 4.0 and 5.3 years, respectively, compared to 4.0 years and 5.4 years, respectively, at December 31, 2003. The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates. In addition, the Company may be likely to experience realized investment losses to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate environments.

The following table summarizes by time the gross unrealized losses on securities available-for-sale in an unrealized loss position as of the dates indicated:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
December 31, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$42.7	$0.5	$14.1	$0.3	$56.8	$0.8
Agencies not backed by the full faith and credit of the U.S. Government[1]	184.9	1.0	1.8	0.3	186.7	1.3
Obligations of states and political subdivisions	80.8	0.5	54.6	2.3	135.4	2.8
Debt securities issued by foreign governments	5.3	—	8.7	0.1	14.0	0.1
Corporate securities
Public	1,853.0	21.6	349.7	10.5	2,202.7	32.1
Private	1,183.3	18.0	235.4	10.6	1,418.7	28.6
Mortgage-backed securities—U.S. Government-backed	1,492.9	11.9	231.7	6.0	1,724.6	17.9
Asset-backed securities	834.3	17.4	230.3	10.9	1,064.6	28.3

Total fixed maturity securities	5,677.2	70.9	1,126.3	41.0	6,803.5	111.9
Equity securities	17.3	0.4	—	—	17.3	0.4

Total	$5,694.5	$71.3	$1,126.3	$41.0	$6,820.8	$112.3

% of gross unrealized losses		63%		37%
December 31, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$191.7	$2.8	$—	$—	$191.7	$2.8
Obligations of states and political subdivisions	126.0	5.4	3.6	0.1	129.6	5.5
Debt securities issued by foreign governments	21.0	0.9	—	—	21.0	0.9
Corporate securities
Public	1,577.5	29.9	71.7	4.7	1,649.2	34.6
Private	972.2	27.5	67.1	5.5	1,039.3	33.0
Mortgage-backed securities—U.S. Government-backed	1,138.9	24.4	9.4	0.2	1,148.3	24.6
Asset-backed securities	844.6	38.8	270.1	26.0	1,114.7	64.8

Total fixed maturity securities	4,871.9	129.7	421.9	36.5	5,293.8	166.2
Equity securities	29.6	2.2	2.0	0.1	31.6	2.3

Total	$4,901.5	$131.9	$423.9	$36.6	$5,325.4	$168.5

% of gross unrealized losses		78%		22%

[1]	During the fourth quarter of 2004, the Company began reporting separately amounts for agencies not backed by the full faith and credit of the U.S. Government.

The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded and privately placed securities. The designations assigned by the NAIC range from class 1 (highest quality) to class 6. Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of December 31, 2004.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of December 31:

(in millions)		2004		2003
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$19,025.7	$19,556.7	$17,507.7	$18,041.5
2	Baa	9,604.5	10,069.0	10,084.9	10,703.4
3	Ba	1,127.7	1,188.0	1,272.1	1,329.8
4	B	466.8	487.0	407.2	406.6
5	Caa and lower	91.5	103.4	145.7	159.5
6	In or near default	107.0	112.7	145.3	146.3

	Total	$30,423.2	$31,516.8	$29,562.9	$30,787.1

[1]	NAIC Designations are assigned at least annually. Some designations for securities shown have been assigned to securities not yet assigned an NAIC Designation in a manner approximating equivalent public rating categories.
[2]	Comparisons between NAIC and Moody’s designations are published by the NAIC. If no Moody’s rating is available, the Company assigns internal ratings corresponding to public ratings.

Mortgage-Backed Securities

The Company’s general account mortgage-backed securities (MBS) portfolio is comprised of residential MBS investments. As of December 31, 2004, MBS investments totaled $5.52 billion (18%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale.

The Company believes that MBS investments add diversification, liquidity, credit quality and additional yield to its general account portfolio. The Company’s objective for its MBS portfolio is to provide reasonable cash flow stability and increased yield. The MBS portfolio includes collateralized mortgage obligations (CMOs), Real Estate Mortgage Investment Conduits (REMICs) and mortgage-backed pass-through securities. The Company’s general account MBS portfolio generally does not include interest-only securities, principal-only securities or other MBS investments which may exhibit extreme market volatility.

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk varies by the type of MBS held. The Company limits its exposure to prepayments/extensions by including less volatile types of MBSs. As of December 31, 2004, $2.39 billion (43%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Most of the Company’s non-PAC MBSs possess varying degrees of cash flow structure and prepayment/extension risk. The MBS portfolio contains only 4% of pure pass-throughs.

The following table summarizes the distribution by investment type of the Company’s general account MBS portfolio as of December 31:

	2004		2003
(in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Planned amortization class	$2,394.7	43.4	$2,395.3	54.0
Sequential	1,329.2	24.1	642.1	14.5
Very accurately defined maturity	683.5	12.4	575.4	13.0
Non-accelerating securities—CMO	520.4	9.4	211.8	4.8
Multi-family mortgage pass-through certificates	237.2	4.3	214.6	4.8
Accrual	191.8	3.5	252.1	5.7
Other	161.1	2.9	140.8	3.2

Total	$5,517.9	100.0	$4,432.1	100.0

Asset-Backed Securities

The Company’s general account asset-backed securities (ABS) portfolio includes home equity and credit card-backed ABS investments, among others. As of December 31, 2004, ABS investments totaled $4.06 billion (13%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale.

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

The following table summarizes the distribution by investment type of the Company’s general account ABS portfolio as of December 31:

	2004		2003
(in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Home equity/improvement	$1,248.2	30.7	$1,208.2	27.8
Credit card-backed	667.6	16.5	780.3	18.0
CBO/CLO/CDO	463.5	11.4	493.8	11.4
Commercial mortgage-backed securities	455.1	11.2	333.1	7.7
Non-accelerated securities	200.0	4.9	74.3	1.7
Enhanced equity/equity trust certificates	160.5	4.0	193.5	4.4
Pass-through certificate	154.3	3.8	251.4	5.8
Student loans	125.8	3.1	—	—
Franchise/business loan	84.9	2.1	122.4	2.8
Miscellaneous asset-backed	76.7	2.0	325.8	7.5
Auto loan-backed	66.2	1.6	122.2	2.8
Equipment leases	54.6	1.3	69.3	1.6
Other	302.4	7.4	370.0	8.5

Total	$4,059.8	100.0	$4,344.3	100.0

Private Placement Fixed Maturity Securities

The Company invests in private placement fixed maturity securities because of the generally higher nominal yield available compared to comparably rated public fixed maturity securities, more restrictive financial and business covenants available in private fixed maturity security loan agreements and stronger prepayment protection. Although private placement fixed maturity securities are not registered with the Securities and Exchange Commission (SEC) and generally are less liquid than public fixed maturity securities, restrictive financial and business covenants included in private placement fixed maturity security loan agreements generally are designed to compensate for the impact of increased liquidity risk. A significant portion of the private placement fixed maturity securities that the Company holds are participations in issues that are also owned by other investors. In addition, some of these securities are rated by nationally recognized rating agencies, and substantially all have been assigned a rating designation by the NAIC, as shown in the prior table which summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of December 31, 2004.

Mortgage Loans

As of December 31, 2004, general account mortgage loans were $9.27 billion (21%) of the carrying value of consolidated general account invested assets. Substantially all of these loans were commercial mortgage loans. Commitments to fund mortgage loans of $266.7 million were outstanding as of December 31, 2004.

The table below summarizes the carrying values of mortgage loans by regional exposure and type of collateral as of December 31, 2004:

(in millions)	Office	Warehouse	Retail	Apartment & Other	Total
New England	$324.8	$16.2	$119.7	$17.6	$478.3
Middle Atlantic	267.7	315.5	404.2	103.9	1,091.3
East North Central	331.8	289.4	563.2	385.7	1,570.1
West North Central	80.2	73.7	67.2	78.7	299.8
South Atlantic	290.9	430.3	741.1	834.3	2,296.6
East South Central	50.8	89.0	138.9	154.3	433.0
West South Central	243.9	143.4	95.6	247.9	730.8
Mountain	191.8	121.2	172.0	282.2	767.2
Pacific	367.5	475.5	449.4	280.8	1,573.2

Total principal	$2,149.4	$1,954.2	$2,751.3	$2,385.4	9,240.3

Valuation allowance					(36.9)
Unamortized premium					48.8
Change in fair value of hedged mortgage loans and commitments					15.3

Total mortgage loans on real estate, net					$9,267.5

As of December 31, 2004, the Company’s largest exposure to any single borrowing group was $834.3 million (9%) of the Company’s general account mortgage loan portfolio.

As of December 31, 2004, 0.05% of the Company’s mortgage loans were classified as delinquent compared to none as of December 31, 2003. Foreclosed and restructured loans totaled 0.13% and 0.27%, respectively, of the Company’s mortgage loans as of December 31, 2004 compared to 0.13% and 0.11%, respectively, as of December 31, 2003.

ITEM 7A    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Financial Instruments

The Company is subject to potential fluctuations in earnings and the fair value of certain of its assets and liabilities, as well as variations in expected cash flows due to changes in market interest rates and equity prices. The following discussion focuses on specific interest rate and equity price risks to which the Company is exposed and describes strategies used to manage these risks. The discussion is limited to financial instruments subject to market risks and is not intended to be a complete discussion of all of the risks to which the Company is exposed.

Interest Rate Risk

Fluctuations in interest rates can impact the Company’s earnings, cash flows and the fair value of its assets and liabilities. In a declining interest rate environment, the Company may be required to reinvest the proceeds from maturing and prepaying investments at rates lower than the overall yield of the portfolio, which could reduce future interest spread income. In addition, minimum guaranteed crediting rates (ranging from 1.5% to 3.5% for a majority of the individual annuity contracts in force) on certain individual annuity contracts could prevent the Company from lowering its interest crediting rates to levels commensurate with prevailing market interest rates, resulting in a reduction to the Company’s interest spread income in the event market interest rates remain at, or decline further from, December 31, 2004 levels. The average crediting rate of fixed annuity products during 2004 was 3.89% and 4.38% for the Individual Investments and Retirement Plans segments, respectively, well in excess of the guaranteed rates.

The Company mitigates this risk by managing the maturity and interest-rate sensitivities of the assets to be consistent with those of the liabilities. During 2003, in response to the low interest rate environment, the Company reduced commissions on fixed annuity sales, launched new products with new guaranteed rates, discontinued the sale of its leading annual reset fixed annuities and implemented limits on variable annuity allocations to the guaranteed fixed option. In addition, the Company adheres to a strict discipline of setting interest crediting rates on new business at levels adequate to provide returns consistent with management expectations.

Conversely, a rising interest rate environment could result in a reduction in interest spread income or an increase in policyholder surrenders. Existing general account investments supporting annuity liabilities had a weighted average maturity of approximately 5.2 years as of December 31, 2004 and therefore, the change in yield of the portfolio will lag changes in market interest rates. This lag increases if the rate of prepayments of securities slows. To the extent the Company sets renewal rates based on current market rates, this will result in reduced interest spreads. Alternatively, if the Company sets renewal crediting rates while attempting to maintain a desired spread from the portfolio yield, the rates offered by the Company may be less than new money rates offered by competitors. This difference could result in an increase in surrender activity by policyholders. If the Company was unable to fund surrenders with its cash flow from operations, the Company might need to sell assets, which likely would have declined in value due to the increase in interest rates. The Company mitigates this risk by offering products that assess surrender charges and/or market value adjustments at the time of surrender, and by managing the maturity and interest-rate sensitivities of the assets to approximate those of the liabilities.

Asset/Liability Management Strategies to Manage Interest Rate Risk

The Company employs an asset/liability management approach tailored to the specific requirements of each of its products. Each line of business has an investment policy based on its specific characteristics. The policy establishes asset maturity and duration, quality and other relevant guidelines.

An underlying pool or pools of investments, including combinations of common and dedicated asset pools, supports each general account line of business. The common asset pools are generally maintained on the basis of the desired maturity characteristics of the assets used (e.g. 4 to 7 years average weighted life). The various lines of business are given “ownership” percentages of assets acquired by the pools depending on their contribution to the amounts purchased in the pools, in a manner analogous to investment year allocations. This methodology is sometimes referred to as synthetic segmentation. Additionally, dedicated pools of assets have been created for certain liabilities or groups of liabilities within most lines. These pools consist of whole assets purchased specifically for the underlying line of business. In general, assets placed in any given portfolio remain there until they mature (or are called), but active management of specific securities, sectors, and several top down risks may result in portfolio turnover.

Investment strategies are executed by dedicated investment professionals based on the guidance established for the various pools. To assist them in this regard, they receive periodic projections of investment needs from each line’s management team. Line of business management teams, investment portfolio managers and finance professionals periodically evaluate how well assets purchased and the underlying portfolio match the underlying liabilities for each line. Strategy adjustments are made when needed.

Using this information, in conjunction with each line’s investment strategy, actual asset purchases or commitments are made. In addition, plans for future asset purchases are formulated when appropriate. This process is repeated frequently enough so that invested assets for each line match its investment needs as closely as possible. The primary objectives are to ensure that each line’s liabilities are invested in accordance with its investment strategy and that over or under investment is minimized.

As part of this process, the investment portfolio managers provide each line’s actuaries with forecasts of anticipated rates that the line’s future investments are expected to produce. This information, in combination with yields attributable to the line’s current investments and its investment “rollovers,” gives the line actuaries data to use in computing and declaring interest crediting rates for their lines of business.

There are two approaches to developing investment policies:

•	For liabilities where cash flows are not interest sensitive and the credited rate is fixed (e.g. immediate annuities), the Company manages risk with a combination cash matching/duration matching strategy. Duration is a measure of the sensitivity of price to changes in interest rates. For a rate movement of 100 basis points, the fair value of liabilities with a duration of 5 years would change by approximately 5%. For this type of liability, the Company generally targets an asset/liability duration mismatch of -0.25 to +0.50 years. In addition, the Company attempts to minimize asset and liability cash flow mismatches, especially over the first five years. However, the desired degree of cash matching is balanced against the cost of cash matching.

•	For liabilities where the Company has the right to modify the credited rate and policyholders also have options, the Company’s risk management process includes modeling both the assets and liabilities over multiple stochastic scenarios. The Company considers a range of potential policyholder behavior as well as the specific liability crediting strategy. This analysis, combined with appropriate risk tolerances, drives the Company’s investment policy.

Use of Derivatives to Manage Interest Rate Risk

The Company is exposed to changes in the fair value of fixed rate investments (i.e. certain fixed-rate commercial mortgage loans and fixed-rate corporate bonds) due to changes in interest rates. To manage this risk, the Company enters into various types of derivative instruments to minimize fluctuations in fair values resulting from changes in interest rates. The Company principally uses interest rate swaps to manage this risk.

Under interest rate swaps, the Company receives variable interest rate payments and makes fixed rate payments. The fair value of the interest rate swaps will increase/decrease as interest rates increase/decrease, which will offset the changes in the fair value of the hedged fixed-rate investment (which will decrease/increase as interest rates increase/decrease).

With short Euro futures, if interest rates increase/decrease, the gains/losses on the futures will offset the changes in the fair value of the hedged fixed-rate investment (which will decrease/increase as interest rates increase/decrease).

As a result of entering into commercial mortgage loan and private placement commitments, the Company is exposed to changes in the fair value of the commitment due to changes in interest rates during the commitment period. To manage this risk, the Company enters into short U.S. Treasury futures.

With short U.S. Treasury futures, if interest rates rise (fall), the gains (losses) on the futures will offset the change in fair value of the commitment.

Floating rate investments (i.e. commercial mortgage loans and corporate bonds) expose the Company to fluctuations in cash flow and investment income due to changes in interest rates. To manage this risk, the Company enters into receive fixed, pay variable over-the-counter interest rate swaps or long Euro futures strips.

In using interest rate swaps, the Company receives fixed interest rate payments and makes variable interest rate payments. As the variable interest payments made on the interest rate swaps will offset the variable interest payments received on the floating rate investments, the Company’s net cash flow equals the fixed payments received on the interest rate swap.

With long Euro futures, if interest rates increase/decrease, the losses/gains on the futures offset the decrease/increase in the variable rate income on the investments.

The Company manages interest rate risk at the segment level. Different segments may simultaneously hedge interest rate risks associated with owning fixed and variable rate investments considering the risk relevant to a particular segment.

Foreign Currency Risk Management

In conjunction with the Company’s MTN program, the Company periodically issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and interest rates. To manage these risks, the Company enters into cross-currency swaps to convert these liabilities to a U.S. dollar rate.

For a fixed rate liability, the cross-currency interest rate swap is structured to receive a fixed rate, in the foreign currency, and pay a variable U.S. dollar rate, generally 3-month U.S. LIBOR. For a variable rate foreign liability, the cross-currency interest rate swap is structured to receive a variable rate, in the foreign currency, and pay a variable U.S. dollar rate, generally 3-month U.S. LIBOR.

The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and interest rates. To manage this risk, the Company uses cross-currency interest rate hedges to swap these asset characteristics to variable U.S. dollar rate instruments. Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in the foreign currency, and receive a variable U.S. dollar rate, generally 3-month U.S. LIBOR.

Cross-currency interest rate swaps in place against each foreign currency obligation or investment hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment.

Characteristics of Interest Rate Sensitive Financial Instruments

The table below provides information about the Company’s financial instruments as of December 31, 2004 that are sensitive to changes in interest rates. Insurance contracts that subject the Company to significant mortality risk, including life insurance contracts and life-contingent immediate annuities, do not meet the definition of a financial instrument and are not included in the table.

	Estimated year of maturities/repayments							2004 Fair Value	2003 Fair Value
(in millions)	2005	2006	2007	2008	2009	There- after	Total
Assets
Fixed maturity securities:
Corporate bonds:
Principal	$2,022.0	$2,952.3	$2,311.0	$1,973.5	$1,706.5	$8,346.1	$19,311.4	$20,193.1	$20,554.1
Weighted average interest rate	7.64%	8.14%	8.02%	5.64%	6.68%	6.22%	6.86%
Mortgage and other asset- backed securities:
Principal	$1,240.4	$1,187.4	$1,201.7	$1,058.0	$798.8	$3,976.6	$9,462.9	$9,577.7	$8,776.4
Weighted average interest rate	5.59%	5.59%	5.19%	4.68%	5.37%	5.41%	5.27%
Other fixed maturity securities:
Principal	$42.9	$157.8	$67.5	$92.6	$141.3	$1,146.8	$1,648.9	$1,746.0	$1,456.6
Weighted average interest rate	5.40%	4.52%	4.59%	4.61%	5.04%	5.85%	5.53%
Mortgage loans on real estate:
Principal	$446.5	$599.2	$663.7	$664.6	$684.7	$6,213.3	$9,272.0	$9,564.1	$9,459.3
Weighted average interest rate	7.05%	6.51%	5.55%	5.40%	5.58%	6.36%	6.22%
Liabilities
Individual deferred fixed annuities:
Principal	$1,896.3	$2,274.3	$2,143.2	$1,561.4	$1,262.7	$6,023.1	$15,161.0	$14,303.9	$15,027.4
Weighted average crediting rate	3.58%	3.37%	3.08%	3.02%	3.06%	3.07%	3.17%
Group pension deferred fixed annuities:
Principal	$1,525.6	$1,289.3	$1,044.5	$887.3	$756.7	$5,076.0	$10,579.4	$9,814.4	$9,287.4
Weighted average crediting rate	3.98%	3.84%	3.74%	3.63%	3.57%	3.53%	3.66%
Funding agreements backing MTNs:
Principal	$1,627.1	$1,204.1	$1,623.3	$255.0	$—	$289.5	$4,999.0	$4,401.6	$4,606.3
Weighted average crediting rate	3.13%	3.39%	3.17%	3.26%	—	3.27%	3.22%
Immediate annuities:
Principal	$231.9	$206.7	$180.3	$157.7	$137.7	$926.3	$1,840.6	$407.0	$445.8
Weighted average crediting rate	6.93%	6.96%	6.99%	7.02%	7.05%	7.09%	7.04%
Short-term debt:
Principal	$230.8	$—	$—	$—	$—	$—	$230.8	$230.8	$205.3
Weighted average interest rate	2.25%	—	—	—	—	—	2.25%
Long-term debt:
Principal	$—	$—	$—	$—	$—	$1,406.0	$1,406.0	$1,519.7	$1,497.4
Weighted average interest rate	—	—	—	—	—	6.70%	6.70%

	Estimated year of maturities/repayments							2004 Fair Value	2003 Fair Value
(in millions)	2005	2006	2007	2008	2009	There- after	Total
Derivative Financial Instruments
Interest rate swaps:
Pay fixed/receive variable:
Notional value	$227.4	$447.1	$563.3	$217.1	$180.3	$684.0	$2,319.2	$(167.5)	$(200.3)
Weighted average pay rate	4.58%	4.71%	4.37%	4.32%	4.61%	5.18%	4.71%
Weighted average receive rate[1]	1.79%	1.81%	1.83%	1.80%	1.84%	1.98%	1.86%
Pay fixed/receive variable, forward starting:
Notional value	$—	$—	$—	$—	$—	$131.4	$131.4	$(1.2)	$—
Weighted average pay rate[1]	—	—	—	—	—	4.70%	4.70%
Weighted average receive rate	—	—	—	—	—	2.56%	2.56%
Pay variable/receive fixed:
Notional value	$575.8	$577.7	$341.5	$260.8	$—	$53.6	$1,809.4	$585.5	$640.6
Weighted average pay rate	2.19%	2.18%	1.97%	2.13%	—	2.23%	2.14%
Weighted average receive rate	4.38%	4.19%	4.19%	4.98%	—	5.78%	4.41%
Pay variable/receive fixed, forward starting:
Notional value	$—	$—	$—	$—	$—	$17.6	$17.6	$—
Weighted average pay rate[1]	—	—	—	—	—	2.56%	2.56%
Weighted average receive rate	—	—	—	—	—	5.17%	5.17%
Pay variable/receive variable:
Notional value	$760.1	$102.6	$—	$—	$—	$—	$862.7	$93.5	$99.6
Weighted average pay rate[1]	2.04%	2.20%	—	—	—	—	2.06%
Weighted average receive rate[1]	1.68%	4.39%	—	—	—	—	2.00%
Pay fixed/receive fixed:
Notional value	$32.1	$26.8	$51.6	$16.8	$69.4	$130.1	$326.8	$(97.1)	$(56.6)
Weighted average pay rate	3.75%	5.65%	6.06%	5.83%	5.66%	5.24%	5.37%
Weighted average receive rate	4.70%	3.27%	3.88%	4.04%	4.32%	4.89%	4.41%
Convertible asset swap:
Notional value	$10.0	$15.0	$18.9	$—	$—	$—	$43.9	$2.6	$(1.1)
Weighted average pay rate	—	0.62%	—	—	—	—	0.21%
Weighted average receive rate	2.26%	2.64%	2.21%	—	—	—	2.37%
Credit default swap sold:
Notional value	$105.5	$157.5	$286.5	$176.0	$38.5	$—	$764.0	$7.4	$10.0
Weighted average receive rate	2.39%	2.53%	1.15%	2.41%	0.98%	—	1.89%
Credit default swap purchased:
Notional value	$21.5	$17.8	$—	$11.5	$1.3	$—	$52.1	$4.9	$0.4
Weighted average pay rate	2.94%	4.76%	0.00%	4.62%	5.00%	—	3.98%
Embedded derivatives:
Notional value	$—	$—	$—	$—	$—	$20.0	$20.0	$11.1	$4.6
Treasury futures:
Long positions:
Contract amount/notional value	$13.0	$—	$—	$—	$—	$—	$13.0	$(4.3)	$0.1
Weighted average settlement price	111.0	—	—	—	—	—	111.0
Short positions:
Contract amount/notional value	$310.6	$—	$—	$—	$—	$—	$310.6	$(0.3)	$(25.3)
Weighted average settlement price	112.5	—	—	—	—	—	112.5
Equity futures:
Short positions:
Contract amount/notional value	$64.2	$—	$—	$—	$—	$—	$64.2	$(1.9)	$—
Weighted average settlement price	1,213.7	—	—	—	—	—	1,213.7	$—
Option contracts
Long positions:
Contract amount/notional value	$—	$—	$—	$9.3	$40.0	$159.5	$208.8	$11.7	$—
Weighted average settlement price	—	—	—	1,246.8	1,269.8	1,258.6	1,260.2

[1]	Variable rates are generally based on 1, 3 or 6-month U.S. LIBOR and reflect the effective rate as of December 31, 2004.

Additional information about the characteristics of the financial instruments and assumptions underlying the data presented in the table above are as follows:

Mortgage-backed and other asset-backed securities: The year of maturity is determined based on the terms of the securities and the current rate of prepayment of the underlying pools of mortgages or assets. The Company limits its exposure to prepayments by purchasing less volatile types of MBS and ABS investments (see “Securities Available-for-Sale” in the “Investments” section of MD&A for further discussion).

Corporate bonds and other fixed maturity securities and mortgage loans on real estate: The maturity year is that of the security or loan.

Individual deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Individual deferred fixed annuities are certain individual annuity contracts, which are also subject to surrender charges calculated as a percentage of the deposits made and assessed at declining rates during the first seven years after a deposit is made. Also included in deferred fixed annuities were $6.56 billion of participating group annuity contracts. As of December 31, 2004, individual annuity general account liabilities totaling $7.80 billion were in contracts where the crediting rate is reset periodically, with portions resetting in each calendar quarter, and $990.0 million that reset annually. Individual fixed annuity policy reserves of $3.29 billion were in contracts that adjust the crediting rate every five years. Individual fixed annuity policy reserves of $953.7 million were in contracts that adjust the crediting rate every three years. The average crediting rate is calculated as the difference between the projected yield of the assets backing the liabilities and a targeted interest spread. However, for certain individual annuities the credited rate is also adjusted to partially reflect current new money rates.

Group pension deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Included were group annuity contracts representing $10.49 billion of general account liabilities as of December 31, 2004, which are generally subject to market value adjustment upon surrender and which also may be subject to surrender charges. Of the total group annuity liabilities, $6.6 million were in contracts where the crediting rate is reset monthly, $9.00 billion were in contracts where the crediting rate is reset quarterly, $459.8 million were in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter and $1.02 billion were in contracts where the crediting rate is reset annually on January 1.

Funding agreements backing MTNs: Fixed annuity policy reserves of $4.40 billion relate to funding agreements issued in conjunction with the Company’s MTN program where the crediting rate is either fixed for the term of the contract or variable, based on an underlying index.

Immediate annuities: Non-life contingent contracts in payout status where the Company has guaranteed periodic payments, typically monthly, are included. The maturity year is based on the terms of the contract.

Short-term debt and long-term debt: The maturity year is the stated maturity date of the obligation. While certain obligations are callable, either at a premium or with a make-whole provision, the Company currently has no plans to call the obligations prior to the stated maturity date.

Derivative financial instruments: The maturity year is based on the terms of the related contract. Interest rate swaps include cross-currency interest rate swaps that eliminate all of the Company’s existing asset and liability foreign currency exposure. Cross-currency interest rate swaps in place against each foreign currency obligation hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment. Underlying details by currency have therefore been omitted. Variable swap rates and settlement prices reflect rates and prices in effect as of December 31, 2004.

Equity Market Risk

Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2004, approximately 82% of separate account assets were invested in equity mutual funds. Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and the reported asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in GMDB claims, which may require the Company to accelerate the amortization of DAC. The Company’s long-term assumption for net separate account returns is 8% annual growth, earned evenly throughout the year. If equity markets were unchanged throughout a given year, the Company estimates that its net income per diluted share, calculated using current weighted average diluted shares outstanding, would be approximately $0.05 to $0.10 less than had the Company’s long-term assumption for net separate account returns been realized. This analysis assumes no other factors change and that an unlocking of DAC assumptions for individual variable annuities would not be required. However, as it does each quarter, the Company would evaluate its DAC balance and underlying assumptions to determine whether unlocking is appropriate. The Company can provide no assurance that the experience of flat equity market returns would not result in changes to other factors affecting profitability, including the possibility of unlocking of DAC assumptions for individual variable annuities.

Many of the Company’s individual variable annuity contracts offer GMDB features. A GMDB generally provides a benefit if the annuitant dies and the contract value is less than a contractually defined amount. Such specified amounts vary from contract to contract based on the date the contract was entered into as well as the GMDB feature elected. A decline in the stock market may cause the contract value to fall below this specified amount and the net amount at risk to increase. The net amount at risk is the amount by which the GMDB exceeds the contract value at any given time and is a primary indicator of potential future GMDB claims. As of December 31, 2004, the net amount at risk, net of amounts reinsured, was $305.4 million. To manage this risk, the Company has implemented a GMDB hedging program for certain new and existing business. The program, which is an economic hedge but does not qualify for hedge accounting under current accounting guidance, is designed to offset a specified portion of changes in the value of the GMDB obligation. Currently the program shorts S&P 500 index futures, which in turn provides a partial offset to changes in the value of the designated obligation. Prior to implementation of the GMDB hedging program in 2003, the Company managed the risk of these benefits primarily by entering into reinsurance arrangements. See Notes 4, 6 and 11 to the consolidated financial statements included in the F pages of this report for additional disclosures about GMDB risk.

The Company also offers certain variable annuity products with a guaranteed minimum accumulation benefit (GMAB) rider. A GMAB provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contract holder at the issuance of the variable annuity contract. In some cases, the contract holder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. A GMAB is an embedded derivative, and as such, the equity exposure in this product is recognized at fair value, separately from the annuity contract, with changes in fair value recognized in the statements of income. The Company is exposed to equity market risk to the extent that the underlying investment options, which can include fixed and variable components selected by the contract holder, do not generate enough earnings over the life of the contract to at least equal the adjusted premiums. The Company is economically hedging the GMAB exposure for those risks that exceed a level considered acceptable by purchasing interest rate futures and shorting S&P 500 futures. The GMAB economic hedge does not qualify for hedge accounting under current accounting guidance. Upon reaching scale, the Company anticipates the purchase of S&P 500 index put options and over-the-counter basket put options, which are constructed in order to minimize the tracking error of the hedge and the GMAB liability. See Notes 4, 6 and 11 to the consolidated financial statements included in the F pages of this report for additional disclosures about GMAB risk.

Inflation

The rate of inflation did not have a material effect on the revenues or operating results of the Company during 2004, 2003 or 2002.

ITEM 8    Consolidated Financial Statements and Supplementary Data

The consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries are indexed in Part IV, Item 15—Exhibits, Financial Statement Schedules and included in the F pages of this report.

ITEM 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to management and its Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the preparation and presentation of financial statements.

The Company’s management assessed the effectiveness of NFS’ internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria, the Company’s management concluded that NFS’ internal control over financial reporting was effective as of December 31, 2004.

The Company’s independent registered public accounting firm, KPMG LLP, issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page F-2.

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company’s fourth fiscal quarter to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B    Other Information

NMIC entered into amendments of employment agreements with the following executive officers of NFS as of March 1, 2005: W.G. Jurgensen, Patricia Hatler, Donna James, Michael Keller and Greg Lashutka. NFS reimburses NMIC for portions of each of such officer’s salary in accordance with the terms of the Amended and Restated Cost Sharing Agreement. See Note 21 in the F-pages of this report for more information on the Amended and Restated Cost Sharing Agreement. The amendments allow for the earlier commencement of supplemental pension benefits after termination of employment. Prior to amendment, each of the employment agreements provided that payments with respect to benefits under the Nationwide Retirement Plan, Nationwide Supplemental Retirement Plan and

Nationwide Excess Benefit Plan would not begin until after the end of the severance period (which is the period ending two years after the executive officer’s termination of employment in the event of a termination before a change of control or the period ending three years after the executive officer’s termination of employment at or after a change of control). Under the amendments, the supplemental pension benefits will be paid in the same forms and at the same times as the other benefits described in the agreements, generally within thirty (30) days of termination of employment. The amendments do not change the amount of benefits that would be paid out under the agreements, but only change the timing of payment. In addition, the above executive officers were offered a one-time opportunity to restructure the severance and pension payouts and were each given a choice to exchange a percentage of their severance opportunity (selected by them and approved by NMIC) to enhance their pension benefit upon retirement in the event of involuntary termination without cause.

PART III

ITEM 10    Directors and Executive Officers of the Registrant

The information set forth under the caption “Election of Directors” in the NFS 2005 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

Name	Age	Position with NFS (as of February 21, 2005)
W.G. Jurgensen	53	Chief Executive Officer
Mark R. Thresher	48	President and Chief Operating Officer
Patricia R. Hatler	50	Executive Vice President—Chief Legal and Governance Officer
Terri L. Hill	45	Executive Vice President—Chief Administrative Officer
Michael C. Keller	45	Executive Vice President—Chief Information Officer
Stephen S. Rasmussen	52	Executive Vice President
Robert A. Rosholt	54	Executive Vice President—Chief Finance and Investment Officer
Kathleen D. Ricord	54	Executive Vice President—Chief Marketing Officer
Peter A. Golato	51	Senior Vice President—Individual Protection Business Head
Richard A. Karas	62	Senior Vice President—Sales—Financial Services
M. Eileen Kennedy	47	Senior Vice President—Chief Financial Officer
Duane C. Meek	60	Senior Vice President—Group Business Head
Keith I. Millner	44	Senior Vice President—In-Retirement Business Head
Brian W. Nocco	52	Senior Vice President and Treasurer
Mark D. Phelan	50	Senior Vice President—Individual Investments Business Head

Business experience for each of the individuals listed in the above table is set forth below:

W. G. Jurgensen has been Chief Executive Officer of NFS since August 2000 and a director of NFS since May 2000. He was Chairman of the Board from January 2001 to June 2003 and Chief Executive Officer—Elect from May to August 2000. Mr. Jurgensen has also been Chief Executive Officer of Nationwide Mutual, Nationwide Mutual Fire, Nationwide Life and Nationwide Life and Annuity since August 2000, and was Chief Executive Officer—Elect of those companies from May to August 2000. He has been a director of Nationwide Mutual, Nationwide Mutual Fire and Nationwide Life since May 2000. Mr. Jurgensen also serves as a director of several other companies within Nationwide, which is comprised of the Company, Nationwide Mutual, Nationwide Mutual Fire and all of their respective subsidiaries and affiliates (collectively, Nationwide). Previously, he was Executive Vice President of Bank One Corporation (Bank One), an investment banking and financial services institution, from 1998 to 2000. Mr. Jurgensen was Executive Vice President of First Chicago NBD Corporation, a financial institution, and Chairman of FCC National Bank, a financial institution, from 1996 to May 1998. Mr. Jurgensen has been a director of ConAgra Foods, Inc., a producer and marketer of food products, since August 2002.

Mark R. Thresher has been President and Chief Operating Officer of NFS since May 2004. He was President and Chief Operating Officer Elect from April 2004 to May 2004; President and Chief Operating Officer—Elect and Chief Financial Officer of NFS, Nationwide Life and Nationwide Life and Annuity from December 2003 through April 2004; and Senior Vice President—Chief Financial Officer from November 2002 to December 2003. Mr. Thresher was also Senior Vice President—Chief Financial Officer and Treasurer from November 2002 to December 2003; Senior Vice President-Finance and Treasurer from May 1999 to November 2002; and Vice President—Finance and Controller of the Company from December 1996 to May 1999. He was Senior Vice President—Finance—Nationwide Financial, Nationwide Life and Nationwide Life and Annuity from May 1999 to November 2002, and Vice President—Controller of those companies from December 1996 to May 1999. He also served as Vice President and Treasurer of several other companies within Nationwide from

June 1996 to August 1996. Prior to joining Nationwide, Mr. Thresher served as a partner with KPMG LLP, a “Big Four” public accounting firm, from July 1988 to May 1996.

Patricia R. Hatler has been Executive Vice President—Chief Legal and Governance Officer of NFS since December 2004. Ms. Hatler was Executive Vice President and General Counsel of NFS from October 2004 to December 2004; Executive Vice President, General Counsel and Secretary of NFS from March 2003 to October 2004; Senior Vice President, General Counsel and Secretary from May 2000 to March 2003; and Senior Vice President and General Counsel from August 1999 to May 2000. She has been Executive Vice President and Chief Legal and Governance Officer of several other companies within Nationwide since December 2004. Ms. Hatler previously held positions with several Nationwide companies, including Executive Vice President, General Counsel and Secretary from October 2004 to December 2004; Executive Vice President, General Counsel and Secretary from March 2003 to October 2004; Senior Vice President, General Counsel and Secretary from April 2000 to March 2003; and Senior Vice President and General Counsel from July 1999 to April 2000. Prior to that time, she was General Counsel and Corporate Secretary of Independence Blue Cross, a health insurance provider, from 1983 to July 1999.

Terri L. Hill has been Executive Vice President—Chief Administrative Officer of NFS and several other Nationwide companies since September 2003. She was Senior Vice President—Human Resources/Operations for Scottsdale Insurance Company (Scottsdale) and its affiliates from December 2000 to September 2003; Vice President—Human Resources/Communications of Scottsdale from May 1997 to December 2000; and Vice President—Human Resources of Scottsdale from October 1996 to May 1997. Prior to that time, Ms. Hill was Vice President—Human Relations from February 1985 to September 1996 at American Express, a diversified worldwide travel, financial and network services company, and Director of Personnel for Bullock’s Department Stores, a department store retailer, from August 1981 to February 1985.

Michael C. Keller has been Executive Vice President—Chief Information Officer of NFS since August 2001. Mr. Keller has been Executive Vice President—Chief Information Officer of several other companies within Nationwide since June 2001. Prior to that time, Mr. Keller was Senior Vice President of Bank One from January 1998 to June 2001 and held various management positions with IBM, an information technology company, from July 1982 to December 1997.

Stephen S. Rasmussen has been Executive Vice President of NFS and President and Chief Operating Officer of Nationwide Mutual and Nationwide Mutual Fire since September 2003. Mr. Rasmussen is also a Director, President and Chief Operating Officer of ALLIED Group, Inc. (Allied), a wholly-owned subsidiary of Nationwide Mutual, and serves as Chairman and Director of several Allied subsidiaries. He also serves as a Director of several other companies within Nationwide. Previously, Mr. Rasmussen was President and Chief Operating Officer of Allied Group, Inc. and its subsidiaries from December 2000 to September 2003. Prior to that time, he held various management positions with Allied and its subsidiaries from 1974 to December 2000.

Robert A. Rosholt has been Executive Vice President—Chief Finance and Investment Officer of NFS and several other companies within Nationwide since March 2003, and was Executive Vice President—Finance and Investments from October 2002 to March 2003. He also serves as a Director of several Nationwide companies. Prior to that time, Mr. Rosholt was Executive Vice President and Head of Operations of AON Corporation, a provider of risk management, retail, reinsurance, and wholesale brokerage, claims management, specialty services, and human capital consulting services, from September 2000 to October 2002, and held various management positions, including Chief Financial Officer, with Bank One from June 1974 to May 2000.

Kathleen D. Ricord has been Executive Vice President—Chief Marketing Officer of NFS and several other companies within Nationwide since September 2003. Previously, she was Senior Vice President—Marketing and Strategy of several Nationwide companies from April 2002 to September 2003; Vice President—Marketing and Strategy from August 1999 to April 2002; Vice President—Assistant to the Chief Executive Officer and Enterprise Strategic Planning from March 1998 to August 1999; and Associate Vice President—Enterprise Strategic Planning and Assistant to the Chief Executive Officer from March 1997 to March 1998. Prior to that time, Ms. Ricord held various positions within Nationwide.

Peter A. Golato has been Senior Vice President-Individual Protection Business Head of NFS and several other companies within Nationwide since May 2004. Mr. Golato also serves as a Director (since May 2004) and President (since August 2004) of Nationwide Life and Annuity Company of America, Nationwide Life Insurance Company of America and Nationwide Life Insurance Company of Delaware. Previously, he was Vice President—Brokerage Life Sales of Nationwide Life and Nationwide Life and Annuity from May 2000 to May 2004, and Nationwide Mutual and Nationwide Mutual Fire from May 2000 to October 2004. Mr. Golato held various positions within Nationwide from March 1993 to May 2000. Prior to that time, he was Marketing Manager for Aetna Life and Casualty Company, a provider of managed care benefits and dental, pharmacy, vision, and group insurance coverage, from September 1976 to March 1993.

Richard A. Karas has been Senior Vice President—Sales—Financial Services of NFS since December 1996 and of several Nationwide companies since March 1993. Previously, he was Vice President—Sales—Financial Services of several other companies within Nationwide from February 1989 to March 1993. Prior to that time, Mr. Karas held various positions within Nationwide.

M. Eileen Kennedy has been Senior Vice President—Chief Financial Officer of NFS and several other Nationwide companies since April 2004, and was Senior Vice President—NF Finance from January 2004 to April 2004. Previously, Ms. Kennedy was Executive Vice President of Gartmore Global Asset Management Trust (Gartmore) and its subsidiaries from April 2003 to January 2004. Prior to that time, Ms. Kennedy held a number of management positions, including Senior Vice President and Treasurer, with Bank One from June 1980 to April 2003.

Duane C. Meek has been Senior Vice President-Group Business Head of NFS and several other Nationwide companies since May 2004, and of Nationwide Mutual and Nationwide Mutual Fire since October 2004. Previously, he was Vice President—Sales of NFS and several other Nationwide companies from May 1996 to May 2004, and of Nationwide Mutual and Nationwide Mutual Fire from May 1996 to October 2004. Prior to that time, Mr. Meek held various positions within Nationwide.

Keith I. Millner has been Senior Vice President—In-Retirement Business Head since November 2004. Prior to joining Nationwide, Mr. Millner was a Senior Vice President for CIGNA HealthCare from August 2002 to December 2004; an independent consultant from September 2001 to August 2002; and held various positions for Assurant Group (Fortis, Inc.) from March 1996 to September 2001.

Brian W. Nocco has been Senior Vice President and Treasurer of NFS since December 2002 and Senior Vice President and Treasurer of Nationwide Mutual Insurance Company since April 2001. He was Senior Vice President and Assistant Treasurer of NFS from April 2001 to December 2002. Mr. Nocco has been Senior Vice President and Assistant Treasurer of Nationwide Life Insurance Company of America, Nationwide Life and Annuity Company of America and Nationwide Life Insurance Company of Delaware since October 2002. Prior to that time, he was Executive Vice President of Imperial Bank and subsidiaries, a financial institution, from May 1998 to June 2000. Mr. Nocco was Senior Vice President—Chief Compliance Officer with The Chubb Corporation, a holding company whose subsidiaries are engaged in property and casualty insurance and real estate, from 1994 to 1998, and Treasurer and Vice President—Finance of Continental Bank Corporation, a financial institution, from 1986 to 1994.

Mark D. Phelan has been Senior Vice President—Individual Investments Business Head of NFS and several other Nationwide companies since May 2004. He was previously Senior Vice President—Technology and Operations of NFS from May 2001 to May 2004. Mr. Phelan has been Senior Vice President of several other companies within Nationwide since July 2000. He was Vice President of several Nationwide companies from November 1998 to July of 2000. Prior to that time, he was Executive Vice President of CheckFree Corporation, an online billing and payment services provider, from October 1992 to November 1997; Sales Vice President of AT&T Corporation, a provider of communications services and products, and network equipment and computer systems, from February 1982 to November 1992; and Operations Manager with IBM Corporation, an information technology company, from April 1977 to February 1982.

The Board of Directors adopted the Nationwide Code of Conduct and Business Practices (Code) which is posted on the Company’s web site (http://www.nationwidefinancial.com) under the Corporate Governance subsection of the Investor Relations area of the web site. The Code is available in print, free of charge, to any shareholder who requests it. You may request a copy by contacting Mark Barnett, Vice President—Investor Relations, One Nationwide Plaza, Columbus, Ohio, 43215, or you may call (614) 677-5331. All directors, officers and employees of the Nationwide group of companies are required to adhere to the Code. As required by SEC regulations and the listing standards of the New York Stock Exchange, the Code contains written standards designed to deter wrongdoing and to promote honest, ethical conduct including ethical handling of conflicts; full, fair, accurate, timely and understandable disclosure in regulatory reports and public communications; compliance with laws, rules and regulations; prompt internal reporting of violations of the Code; and accountability for adherence to the Code. It also contains compliance standards and procedures that facilitate the effective operation of the Code. Any waivers from, or amendments to, the Code for directors and executive officers must be approved by the Board of Directors or a designated board committee and will be promptly disclosed to the shareholders by posting any waiver on the NFS web site listed above.

ITEM 11    Executive Compensation

Information required by this item is set forth under the captions “Executive Compensation and Other Information” and “Equity Compensation Plan Information” in the NFS 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12    Security Ownership of Certain Beneficial Owners and Management

Information required by this item is set forth under the captions “Beneficial Ownership of Common Stock” in the NFS 2005 Proxy Statement and is incorporated herein by reference.

The Company sponsors the Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) and the Amended and Restated Nationwide Financial Services, Inc. Stock Retainer Plan for Non-Employee Directors (Stock Retainer Plan), pursuant to which it may grant equity awards to eligible persons. The following table gives information about equity awards under these plans as of December 31, 2004:

Plan category	(a) Number of Class A Common Shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of Class A Common Shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	8,162,893	$34.49	1,426,375[1]
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	8,162,893	$34.49	1,426,375

[1]	Securities remaining available for issuance under the LTEP and the Stock Retainer Plan. For the LTEP, in addition to being available for issuance upon exercise of options and stock appreciation rights, the shares may be issued in connection with restricted stock, performance shares and performance units.

ITEM 13    Certain Relationships and Related Transactions

Information required by this item is set forth under the caption “Certain Relationships and Related Transactions” in the NFS 2005 Proxy Statement and is incorporated herein by reference.

ITEM 14    Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Principal Accounting Fees and Services” in the NFS 2005 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15    Exhibits, Financial Statement Schedules

All other schedules are omitted because they are not applicable or not required, or because the required information has been included in the audited consolidated financial statements or notes thereto.

Exhibit Index

Exhibit
3.1	Form of Restated Certificate of Incorporation of Nationwide Financial Services, Inc. (previously filed as Exhibit 3.1 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

3.2	Restated Bylaws of Nationwide Financial Services, Inc. (previously filed as Exhibit 3.2 to Form 8-K, Commission File Number, 1-12785, filed December 9, 2004, and incorporated herein by reference)

4.1	Form of Indenture relating to the 8.00% senior notes, including the form of Global Note and the form of Definitive Note (previously filed as Exhibit 4.1 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

4.2	Form of Indenture relating to the Junior Subordinated Deferrable Interest Debentures due 2037 of Nationwide Financial Services, Inc. (previously filed as Exhibit 4.1 to Form S-1, Registration Number 333-18533, filed March 5, 1997, and incorporated herein by reference)

4.3	Subordinated Indenture relating to the Junior Subordinated Debentures due 2028 of Nationwide Financial Services, Inc. (previously filed as Exhibit 4.2 to Form 8-K, Commission File Number 1-12785, filed October 23, 1998, and incorporated herein by reference)

4.4	First Supplemental Indenture relating to the Junior Subordinated Debentures due 2028 of Nationwide Financial Services, Inc. (previously filed as Exhibit 4.3 to Form 8-K, Commission File Number 1-12785, filed October 23, 1998, and incorporated herein by reference)

4.5	Senior Indenture dated November 1, 2001 relating to senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed November 16, 2001, and incorporated herein by reference)

4.6	Form of First Supplemental Indenture relating to the 6.25% senior notes (previously filed as Exhibit 4.2 to Form 8-K, Commission File Number 1-12785, filed November 16, 2001, and incorporated herein by reference)

4.7	Second Supplemental Indenture relating to the 5.90% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed June 24, 2002, and incorporated herein by reference)

4.8	Third Supplemental Indenture relating to the 5.265% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed February 13, 2003, and incorporated herein by reference)

10.1	Form of Intercompany Agreement among Nationwide Mutual Insurance Company, Nationwide Corporation and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.1 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.1.1	Form of Amendment No. 1 to the Intercompany Agreement among Nationwide Mutual Insurance Company, Nationwide Corporation and Nationwide Financial Services, Inc.

10.2	Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Financial Services, Inc. and any corporation that may hereafter be a subsidiary of Nationwide Financial Services, Inc. (previously filed as Exhibit 10.2 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.3	Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Life Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Life Insurance Company (previously filed as Exhibit 10.2 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.4	Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Life Insurance Company of America and any corporation that may hereafter be a subsidiary of Nationwide Life Insurance Company of America (previously filed as Exhibit 10.2 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

Exhibit
10.5	Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Provident Holding Company and any corporation that may hereafter be a subsidiary of Nationwide Provident Holding Company (previously filed as Exhibit 10.2 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.6	Form of Amended and Restated Cost Sharing Agreement among parties named therein (previously filed as Exhibit 10.3 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.7	Modified Coinsurance Agreement between Nationwide Life Insurance Company and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.4 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.8	Five Year Credit Agreement, dated May 17, 2004, among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Bank One, NA, as agent and Citicorp USA, Inc., as syndication agent (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference)

10.9	364-Day Credit Agreement dated May 17, 2004, among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Bank One, NA, as agent and Citicorp USA, Inc., as syndication agent (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference)

10.10	Form of Lease Agreement between Nationwide Mutual Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.7 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.11*	Form of Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.8 to Form 10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.11.1*	Form of Second Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.8 to Form 10-Q, Commission File Number 1-12785, filed August 12, 2003, and incorporated herein by reference)

10.11.2*	Form of Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.4 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference)

10.12	General Description of Nationwide Performance Incentive Plan (previously filed as Exhibit 10.9 to Form 10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)

10.13*	Form of Amended and Restated Nationwide Office of Investments Incentive Plan dated as of October 7, 2003

10.14*	Nationwide Excess Benefit Plan effective as of January 1, 2000

10.15*	Nationwide Supplemental Retirement Plan As Amended and Restated effective January 1, 2005

10.16	Nationwide Severance Pay Plan effective as of March 1, 2003

10.17*	Nationwide Supplemental Defined Contribution Plan effective as of January 1, 2005

10.18*	Nationwide Individual Deferred Compensation Plan effective as of January 1, 2005

10.19*	Nationwide Board of Directors Deferred Compensation Plan effective as of January 1, 2005

Exhibit
10.20*	Amended and Restated Nationwide Financial Services, Inc. Stock Retainer Plan for Non-Employee Directors (previously filed as Exhibit 10.5 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference)

10.21	Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Financial Services, Inc. and Nationwide Cash Management Company (previously filed as Exhibit 10.21 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.22	Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Life Insurance Company and Nationwide Cash Management Company (previously filed as Exhibit 10.22 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.23	Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Life and Annuity Insurance Company and Nationwide Cash Management Company (previously filed as Exhibit 10.23 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.24	Master Repurchase Agreement between Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and Nationwide Mutual Insurance Company and certain of its Subsidiaries and affiliates (previously filed as Exhibit 10.20 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)

10.25	Stock Purchase and Sale Agreement between Nationwide Corporation and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.21 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)

10.26	Stock Purchase and Sale Agreement between Nationwide Financial Services, Inc. and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.22 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)

10.27	Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and John Cook (previously filed as Exhibit 10.24 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.28	Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Patricia Hatler (previously filed as Exhibit 10.25 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.28.1	Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Patricia Hatler

10.29	Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Richard Headley (previously filed as Exhibit 10.26 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.30	Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Donna James (previously filed as Exhibit 10.27 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.30.1	Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Donna James

10.31	Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Greg Lashutka (previously filed as Exhibit 10.28 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.31.1	Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Greg Lashutka

Exhibit
10.32	Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Robert Oakley (previously filed as Exhibit 10.29 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.32.1	Form of Amendment of Employment Agreement, effective August 29, 2002, between Nationwide Mutual Insurance Company and Robert Oakley (previously filed as Exhibit 10.29.1 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.33*	Form of Employment Agreement between Nationwide Mutual Insurance Company and Robert Rosholt (previously filed as Exhibit 10.30 to Form 10-Q, Commission File Number 1-12785, filed May 14, 2003, and incorporated herein by reference)

10.34*	Form of Employment Agreement, dated May 26, 2000, between Nationwide Mutual Insurance Company and W.G. Jurgensen (previously filed as Exhibit 10.32 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.34.1*	Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and W.G. Jurgensen

10.35*	Form of Employment Agreement, dated July 1, 2000, between Nationwide Financial Services Inc. and Joseph Gasper (previously filed as Exhibit 10.33 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.35.1*	Form of Amendment of Employment Agreement, effective August 28, 2002, between Nationwide Financial Services Inc. and Joseph Gasper (previously filed as Exhibit 10.33.1 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.35.2*	Letter Agreement dated December 10, 2003 between Nationwide Financial Services, Inc. and Joseph Gasper (previously filed as Exhibit 10.36.2 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.36 *	Form of Retention Agreement, dated July 1, 2000, between Nationwide Financial Services, Inc. and Joseph Gasper (previously filed as Exhibit 10.34 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.37	Form of Employment Agreement, dated February 25, 2004, between Nationwide Mutual Insurance Company and Terri L. Hill (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed May 7, 2004, and incorporated here by reference)

10.38	Form of Employment Agreement, dated February 25, 2004, between Nationwide Mutual Insurance Company and Kathleen D. Ricord (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed May 7, 2004, and incorporated here by reference)

10.39 *	Form of Employment Agreement, dated January 1, 2004 and fully executed on April 7, 2004, between Nationwide Financial Services, Inc. and Mark R. Thresher (previously filed as Exhibit 10.3 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference)

10.40	Offer Letter for Keith Millner dated November 19, 2004 (previously filed as Exhibit 10.1 to Form 8-K, Commission File Number 1-12785, filed December 3, 2004, and incorporated herein by reference)

10.41	Form of Employment Agreement, dated June 4, 2001, between Nationwide Mutual Insurance Company and Michael C. Keller (previously filed as Exhibit 10.36 to Form 10-Q, Commission File Number 1-12785, filed August 10, 2001, and incorporated herein by reference)

10.41.1	Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Michael C. Keller

Exhibit
10.42	Form of Employee Leasing Agreement, dated July 1, 2000, between Nationwide Mutual Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.35 to Form 10-Q, Commission File Number 1-12785, filed May 11, 2001, and incorporated herein by reference)

10.43*	Nationwide Financial Services, Inc. Senior Executive Incentive Plan (previously filed as Exhibit 10.37 to Form 10-Q, Commission File Number 1-12785, filed August 10, 2001, and incorporated herein by reference)

10.43.1*	First Amendment to the Nationwide Financial Services, Inc. Senior Executive Incentive Plan (previously filed as Exhibit 10.6 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference)

10.44	Marketing and Support Services Agreement between Nationwide Financial Services, Inc. and Gartmore Global Investments, Inc. dated as of June 28, 2002 (previously filed as Exhibit 10.40 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2002, and incorporated herein by reference)

10.45*	Form of NVA Target Award Opportunity and Stock Option Award Agreement for Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed November 5, 2004, and incorporated herein by reference)

10.46*	Form of Restricted Stock Award Agreement for Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed November 5, 2004, and incorporated herein by reference)

10.47*	Form of Non-Qualified Stock Option Award Agreement for the Board of Directors for Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.3 to Form 10-Q, Commission File Number 1-12785, filed November 5, 2004, and incorporated herein by reference)

12	Computation of Ratio of Earnings to Fixed Charges

18	Letter regarding change in accounting principle from KPMG LLP (previously filed as Exhibit 18 to Form 10-Q, Commission File Number 1-12785, filed November 12, 2003, and incorporated herein by reference)

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP, Independent Auditors

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of M. Eileen Kennedy pursuant to 18 U.S.C section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall note be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing)

32.2	Certification of M. Eileen Kennedy pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall note be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing)

*	Management Compensatory Plan

All other exhibits referenced by Item 601 of Regulation S-K are not required under the related instructions or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

Date: March 1, 2005	By	/s/ W.G. JURGENSEN
W.G. Jurgensen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ARDEN L. SHISLER Arden L. Shisler, Chairman of the Board	February 23, 2005 Date

/s/ W.G. JURGENSEN W.G. Jurgensen, Chief Executive Officer and Director	March 1, 2005 Date

/s/ JOSEPH A. ALUTTO Joseph A. Alutto, Director	February 23, 2005 Date

/s/ JAMES G. BROCKSMITH, JR. James G. Brocksmith, Jr., Director	February 23, 2005 Date

/s/ KEITH W. ECKEL Keith W. Eckel, Director	February 23, 2005 Date

/s/ LYDIA M. MARSHALL Lydia M. Marshall, Director	February 23, 2005 Date

/s/ DONALD L. MCWHORTER Donald L. McWhorter, Director	February 23, 2005 Date

/s/ DAVID O. MILLER David O. Miller, Director	February 23, 2005 Date

/s/ MARTHA MILLER DE LOMBERA Martha Miller de Lombera, Director	February 23, 2005 Date

/s/ JAMES F. PATTERSON James F. Patterson, Director	February 23, 2005 Date

/s/ GERALD D. PROTHRO Gerald D. Prothro, Director	February 23, 2005 Date

/s/ ALEX SHUMATE Alex Shumate, Director	February 23, 2005 Date

/s/ MARK R. THRESHER Mark R. Thresher, President and Chief Operating Officer	March 1, 2005 Date

/s/ M. EILEEN KENNEDY M. Eileen Kennedy, Senior Vice President—Chief Financial Officer	March 1, 2005 Date

CERTIFICATION

I, W.G. Jurgensen, Chief Executive Officer of Nationwide Financial Services, Inc., certify that:

1.	I have reviewed this report on Form 10-K of Nationwide Financial Services, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	March 1, 2005

/s/ W.G. JURGENSEN
Name:	W.G. Jurgensen
Title:	Chief Executive Officer

CERTIFICATION

I, M. Eileen Kennedy, Senior Vice President—Chief Financial Officer of Nationwide Financial Services, Inc., certify that:

1.	I have reviewed this report on Form 10-K of Nationwide Financial Services, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 1, 2005

/s/ M. EILEEN KENNEDY
Name:	M. Eileen Kennedy
Title:	Senior Vice President—Chief Financial Officer

Report of Management

The management of Nationwide Financial Services, Inc and its subsidiaries (the Company) is responsible for the preparation and integrity of the consolidated financial statements and other financial information contained in this Annual Report on Form 10-K. The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, and where necessary, include amounts that are based on the best estimates and judgment of management. Management believes the consolidated financial statements present fairly the Company’s financial position and results of operations and that other financial data contained in the Annual Report on Form 10-K has been compiled in a manner consistent with the consolidated financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to management and our Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the preparation and presentation of financial statements.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Our independent registered public accounting firm, KPMG LLP, performed audits of the Company’s consolidated financial statements and internal control over financial reporting. Management has made available to KPMG LLP all of the Company’s financial records and related data.

Management also recognizes its responsibility for fostering a strong ethical business environment that ensures the Company’s affairs are conducted according to the highest standards of professional conduct, honesty and integrity. The Company’s Code of Conduct and Business Practices (Code), which is posted on the Company’s web site, reflects this responsibility. The Code addresses the necessity of ensuring open communication within the Company; potential conflicts of interest; marketing practices; compliance with all laws, including those relating to financial disclosure; and the confidentiality of proprietary information. The Company’s Office of Ethics and Business Practices is responsible for raising employee awareness of the Company’s Code and serves as a confidential resource for inquiries and reporting.

The Audit Committee of the Board of Directors of the Company, composed of independent directors pursuant to the New York Stock Exchange listing standards and rules of the Securities and Exchange Commission, meets periodically with the external and internal auditors, jointly and separately, to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to assure their independence and free access to the Audit Committee.

/s/Mark R. Thresher
Name:	Mark R. Thresher
Title:	President and Chief Operating Officer

March 1, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Nationwide Financial Services, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting contained in Item 9A, “Controls and Procedures” of Nationwide Financial Services, Inc. and subsidiaries’ (the Company) 2004 Annual Report on Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Nationwide Financial Services, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries as listed in the accompanying index, and our report dated March 1, 2005 expressed an unqualified opinion on those consolidated financial statements, with an explanatory paragraph as the Company adopted the American Institute of Certified Public Accountants’ Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, in 2004.

/s/ KPMG LLP

Columbus, Ohio

March 1, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Financial Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nationwide Financial Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in note 3 to the consolidated financial statements, the Company adopted the American Institute of Certified Public Accountants’ Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, in 2004.

/s/ KPMG LLP

Columbus, Ohio

March 1, 2005

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in millions, except per share amounts)

	Years ended December 31,
	2004	2003	2002
Revenues:
Policy charges	$1,235.0	$1,126.8	$1,028.4
Life insurance premiums	402.7	426.2	302.3
Net investment income	2,265.7	2,226.5	1,913.2
Net realized losses on investments, hedging instruments and hedged items	(30.8)	(69.4)	(79.4)
Other	307.6	234.1	126.6

Total revenues	4,180.2	3,944.2	3,291.1

Benefits and expenses:
Interest credited to policyholder account values	1,352.5	1,391.4	1,279.1
Other benefits and claims	526.9	563.5	374.8
Policyholder dividends on participating policies	101.4	105.7	63.5
Amortization of deferred policy acquisition costs	442.1	399.5	678.1
Amortization of value of business acquired	52.3	46.4	15.2
Interest expense on debt	102.2	96.2	76.8
Other operating expenses	928.2	823.7	670.1

Total benefits and expenses	3,505.6	3,426.4	3,157.6

Income from continuing operations before federal income tax expense	674.6	517.8	133.5
Federal income tax expense (benefit)	169.2	119.4	(7.3)

Income from continuing operations	505.4	398.4	140.8
Discontinued operations, net of tax	—	—	3.4
Cumulative effect of adoption of accounting principles, net of tax	(3.4)	(0.6)	—

Net income	$502.0	$397.8	$144.2

Earnings from continuing operations per common share:
Basic	$3.32	$2.62	$1.06
Diluted	$3.30	$2.61	$1.06
Earnings per common share:
Basic	$3.30	$2.62	$1.09
Diluted	$3.28	$2.61	$1.09
Weighted average common shares outstanding:
Basic	152.1	151.8	132.4
Diluted	152.9	152.3	132.6
Cash dividends declared per common share	$0.72	$0.52	$0.51

See accompanying notes to consolidated financial statements, including Note 21 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share amounts)

	December 31,
	2004	2003
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $30,423.2 in 2004; $29,562.9 in 2003)	$31,516.8	$30,787.1
Equity securities (cost $73.1 in 2004; $117.0 in 2003)	87.0	128.7
Trading assets, at fair value	15.9	4.9
Mortgage loans on real estate, net	9,267.5	8,964.7
Real estate, net	108.3	123.4
Policy loans	987.2	963.2
Other long-term investments	604.2	194.6
Short-term investments, including amounts managed by a related party	2,009.9	1,970.3

Total investments	44,596.8	43,136.9
Cash	52.4	11.5
Accrued investment income	428.7	439.6
Deferred policy acquisition costs	3,561.1	3,329.9
Value of business acquired	480.4	523.0
Other intangible assets	48.7	52.3
Goodwill	382.3	406.7
Other assets	2,497.0	2,250.7
Assets held in separate accounts	64,903.2	60,937.6

Total assets	$116,950.6	$111,088.2

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$41,077.2	$40,049.3
Short-term debt	230.8	205.3
Long-term debt	1,406.0	1,405.6
Other liabilities	4,118.3	3,615.0
Liabilities related to separate accounts	64,903.2	60,937.6

Total liabilities	111,735.5	106,212.8

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized—50.0 shares; issued and outstanding—none	—	—
Class A common stock, $0.01 par value; authorized—750.0 shares; issued—66.2 and 65.5 shares in 2004 and 2003, respectively; outstanding—56.9 and 56.3 shares in 2004 and 2003, respectively	0.7	0.6
Class B common stock, $0.01 par value; authorized—750.0 shares; issued and outstanding—95.6 shares	1.0	1.0
Additional paid-in capital	1,634.6	1,614.3
Retained earnings	3,400.0	3,006.4
Accumulated other comprehensive income	432.2	504.9
Treasury stock	(251.4)	(247.6)
Other, net	(2.0)	(4.2)

Total shareholders’ equity	5,215.1	4,875.4

Total liabilities and shareholders’ equity	$116,950.6	$111,088.2

See accompanying notes to consolidated financial statements, including Note 21 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2004, 2003 and 2002

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Other, net	Total shareholders’ equity
Balance as of December 31, 2001	$0.2	$1.0	$646.5	$2,598.8	$202.5	$(0.2)	$(5.5)	$3,443.3
Comprehensive income:
Net income	—	—	—	144.2	—	—	—	144.2
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	—	187.1	—	—	187.1
Accumulated net gains on cash flow hedges, net of tax	—	—	—	—	10.7	—	—	10.7

Total comprehensive income								342.0

Cash dividends declared	—	—	—	(70.5)	—	—	—	(70.5)
Exchange of subsidiaries for shares of NFS stock held by a related party	0.1	—	110.4	—	—	(245.0)	—	(134.5)
Issuance of Class A common stock in connection with NFN acquistion	0.3	—	841.4	—	—	—	—	841.7
Other, net	—	—	8.5	15.9	—	0.1	(3.2)	21.3

Balance as of December 31, 2002	0.6	1.0	1,606.8	2,688.4	400.3	(245.1)	(8.7)	4,443.3

Comprehensive income:
Net income	—	—	—	397.8	—	—	—	397.8
Net unrealized gains on securities available-for-sale arising during the period, net of tax	—	—	—	—	132.5	—	—	132.5
Accumulated net losses on cash flow hedges, net of tax	—	—	—	—	(27.9)	—	—	(27.9)

Total comprehensive income								502.4

Cash dividends declared	—	—	—	(78.9)	—	—	—	(78.9)
Other, net	—	—	7.5	(0.9)	—	(2.5)	4.5	8.6

Balance as of December 31, 2003	0.6	1.0	1,614.3	3,006.4	504.9	(247.6)	(4.2)	4,875.4

Comprehensive income:
Net income	—	—	—	502.0	—	—	—	502.0
Net unrealized losses on securities available-for-sale arising during the period, net of tax	—	—	—	—	(37.4)	—	—	(37.4)
Accumulated net losses on cash flow hedges, net of tax	—	—	—	—	(35.3)	—	—	(35.3)

Total comprehensive income								429.3

Cash dividends declared	—	—	—	(108.4)	—	—	—	(108.4)
Other, net	0.1	—	20.3	—	—	(3.8)	2.2	18.8

Balance as of December 31, 2004	$0.7	$1.0	$1,634.6	$3,400.0	$432.2	$(251.4)	$(2.0)	$5,215.1

See accompanying notes to consolidated financial statements, including Note 21 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

(in millions)

	2004	2003	2002
Cash flows from operating activities:
Net income	$502.0	$397.8	$144.2
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to policyholder account values	1,352.5	1,391.4	1,279.1
Capitalization of deferred policy acquisition costs	(561.9)	(642.9)	(695.0)
Amortization of deferred policy acquisition costs	442.1	399.5	678.1
Amortization and depreciation	167.3	170.8	36.7
Net realized losses on investments, hedging instruments and hedged items	30.8	69.4	79.4
Decrease (increase) in accrued investment income	10.9	(37.1)	(18.6)
Increase in other assets	(342.4)	(727.9)	(597.2)
Decrease (increase) in policy liabilities	(2.0)	17.4	64.5
Increase in other liabilities	464.3	294.1	470.8
Income from discontinued operations	—	—	(3.4)
Other, net	23.4	61.8	40.0

Net cash provided by continuing operations	2,087.0	1,394.3	1,478.6
Net cash provided by discontinued operations	—	—	3.4

Net cash provided by operating activities	2,087.0	1,394.3	1,482.0

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	3,888.4	4,622.2	4,095.1
Proceeds from sale of securities available-for-sale	3,767.2	2,538.0	1,610.1
Proceeds from repayments of mortgage loans on real estate	2,083.2	1,554.9	1,029.3
Proceeds from sale of real estate	21.9	33.2	111.3
Proceeds from repayments of policy loans and sale of other invested assets	95.3	121.7	66.3
Cost of securities available-for-sale acquired	(8,368.8)	(10,181.4)	(10,381.8)
Cost of mortgage loans on real estate acquired	(2,348.4)	(2,053.7)	(1,835.7)
Net change in short-term investments	(48.7)	(539.6)	(242.4)
Collateral received (paid)—securities lending, net	89.4	(26.1)	158.9
Other, net	(473.7)	(55.9)	(704.2)

Net cash used in investing activities	(1,294.2)	(3,986.7)	(6,093.1)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	—	197.2	296.0
Net change in short-term debt	25.5	202.6	(97.3)
Cash dividends paid	(101.9)	(78.9)	(70.5)
Investment and universal life insurance product deposits	4,399.1	5,471.0	6,785.4
Investment and universal life insurance product withdrawals	(5,091.3)	(3,214.5)	(2,350.5)
Other, net	16.7	4.8	4.7

Net cash (used in) provided by financing activities	(751.9)	2,582.2	4,567.8

Net increase (decrease) in cash	40.9	(10.2)	(43.3)
Cash, beginning of period	11.5	21.7	65.0

Cash, end of period	$52.4	$11.5	$21.7

See accompanying notes to consolidated financial statements, including Note 21 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(1) Organization and Description of Business

Nationwide Financial Services, Inc. (NFS) is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies (Nationwide). This group includes Nationwide Financial Network (NFN), which refers to Nationwide Life Insurance Company of America (NLICA) and its subsidiaries, including the affiliated distribution network, and which was formerly referred to as Nationwide Provident (see Note 20). NFS and its subsidiaries are collectively referred to as the Company. The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public group retirement plans, other investment products sold to institutions, life insurance and advisory services. The Company sells its products through a diverse network of distribution channels, including independent broker/dealers, financial institutions, wirehouse and regional firms, financial institutions, pension plan administrators, life insurance specialists and representatives of certain certified public accounting (CPA) firms. The Company also sells its products through the following affiliated producers: Nationwide Retirement Solutions, Inc. (NRS); The 401(k) Company; TBG Insurance Services Corporation (TBG Financial); NFN producers; and Nationwide agents.

The 56.9 million shares of Class A common stock outstanding as of December 31, 2004 are publicly held and were primarily issued through NFS’ initial public offering completed in March 1997 and in conjunction with the acquisition of NFN in October 2002. The Class A shares represent 37.3% of the equity ownership in NFS and 5.6% of the combined voting power of NFS’ Class A and Class B common stock. Nationwide Corporation (Nationwide Corp.) owns all of the outstanding shares of Class B common stock, which represents the remaining 62.7% equity ownership and 94.4% of the combined voting power of the shareholders of NFS. Nationwide Corp. is a majority-owned subsidiary of Nationwide Mutual Insurance Company (NMIC).

(2) Summary of Significant Accounting Policies

The significant accounting policies followed by the Company that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP), which differ from statutory accounting practices. The statutory financial statements of the Company’s insurance subsidiaries are presented on the basis of accounting practices prescribed or permitted by the departments of insurance of their respective states of domicile. Each of the states in which the Company’s insurance companies are domiciled has adopted the National Association of Insurance Commissioners (NAIC) statutory accounting practices (NAIC SAP) as the basis of its statutory accounting practices. The Company’s insurance subsidiaries have no statutory accounting practices that differ from NAIC SAP. See Note 16 for discussion of statutory capital requirements and dividend limitations.

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

The most significant estimates include those used in determining the balance and amortization of deferred policy acquisition costs (DAC) for investment products and universal life insurance products, the balance and amortization of value of business acquired (VOBA), impairment losses on investments, valuation allowances for mortgage loans on real estate, federal income taxes, goodwill, and pension and other postretirement employee benefits. Although some variability is inherent in these estimates, the recorded amounts reflect management’s best estimates based on facts and circumstances as of the balance sheet date. Management believes the amounts provided are appropriate.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(a) Consolidation Policy

The consolidated financial statements include the accounts of NFS and companies in which NFS directly or indirectly has a controlling financial interest. As discussed in Notes 3 and 14, effective December 31, 2003, the Company applied the provisions of Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (FIN 46R), issued by the Financial Accounting Standards Board (FASB), to those variable interest entities (VIEs) with which it is associated. This resulted in deconsolidating certain VIEs which the Company previously had consolidated, as of that date. All significant intercompany balances and transactions have been eliminated.

(b) Valuation of Investments, Investment Income and Related Gains and Losses

The Company is required to classify its fixed maturity securities and marketable equity securities as held-to-maturity, available-for-sale or trading. Trading assets may include any combination of fixed maturity securities and marketable equity securities. Trading assets are stated at fair value, with changes in fair value recorded as a component of other income. All other fixed maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of adjustments to DAC, VOBA, future policy benefits and claims, policyholder dividend obligation and deferred federal income tax, reported as a separate component of accumulated other comprehensive income (AOCI) in shareholders’ equity. The adjustments to DAC and VOBA represent the changes in amortization of DAC and VOBA that would have been required as a charge or credit to operations had such unrealized amounts been realized and allocated to the product lines. The adjustment to future policy benefits and claims represents the increase in policy reserves from using a discount rate that would have been required if such unrealized gains had been realized and the proceeds reinvested at then current market interest rates, which were lower than the then current effective portfolio rate.

The fair value of fixed maturity and marketable equity securities is generally obtained from independent pricing services based on market quotations. For fixed maturity securities not priced by independent services (generally private placement securities and securities that do not trade regularly), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for the that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. Additionally, for valuing certain fixed maturity securities with complex cash flows such as certain mortgage-backed and asset-backed securities, a “structured product model” is used. The structured product model uses third party pricing tools. For securities for which quoted market prices are not available and for which the Company’s structured product model is not suitable for estimating fair values, qualified company representatives determine the fair value using other modeling techniques, primarily using a commercial software application utilized in valuing complex securitized investments with variable cash flows. As of December 31, 2004, 71.2% of the fair values of fixed maturity securities were obtained from independent pricing services, 20.6% from the Company’s pricing matrices and 8.2% from other sources.

Management regularly reviews each investment in its fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Under the Company’s accounting policy for equity securities and debt securities that can be contractually prepaid or otherwise settled in a way that may limit the Company’s ability to fully recover cost, an impairment is deemed to be other-than-temporary unless the Company has both the ability and intent to hold the investment for a reasonable period until the security’s forecasted recovery and evidence exists indicating that recovery will occur in a reasonable period of time. Also, for such debt securities the Company estimates cash flows over the life of purchased beneficial interests in securitized financial assets. If the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value based on current information and events, and if there has been an adverse change in estimated cash flows since the last revised estimate, considering both timing and amount, then the Company recognizes an other-than-temporary impairment and writes down the purchased beneficial interest to fair value.

For other debt and equity securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below amortized cost or cost; specific credit issues and financial prospects related to the issuer; the Company’s intent to hold or dispose of the security; and current economic conditions.

Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment.

Impairment losses are recorded on investments in real estate and other long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

For mortgage-backed securities, the Company recognizes income using a constant effective yield method based on prepayment assumptions and the estimated economic life of the securities. When estimated prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. Any resulting adjustment is included in net investment income. All other investment income is recorded using the interest-method without anticipating the impact of prepayments.

Mortgage loans on real estate are carried at the unpaid principal balance less valuation allowances. The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. In addition to the valuation allowance on specific loans, the Company maintains an unallocated allowance for probable losses inherent in the loan portfolio as of the balance sheet date, but not yet specifically identified by loan. Changes in the valuation allowance are recorded in net realized gains and losses on investments, hedging instruments and hedged items. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

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

(c) Derivative Instruments

Derivatives are carried at fair value. On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge); a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); a foreign currency fair value or cash flow hedge (foreign currency hedge); or a non-hedge transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for entering into various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used for hedging transactions are expected to be and, for ongoing hedging relationships, have been highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not, or is not expected to be, highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

The Company enters into interest rate swaps, cross-currency swaps or Euro futures to hedge the fair value of existing fixed rate assets and liabilities. In addition, the Company uses short U.S. Treasury future positions to hedge the fair value of bond and mortgage loan commitments. Typically, the Company is hedging the risk of changes in fair value attributable to changes in benchmark interest rates. Derivative instruments classified as fair value hedges are carried at fair value, with changes in fair value recorded in realized gains and losses on investments, hedging instruments and hedged items. Changes in the fair value of the hedged item that are attributable to the risk being hedged are also recorded in realized gains and losses on investments, hedging instruments and hedged items.

The Company may enter into “receive fixed/pay variable” interest rate swaps to hedge existing floating rate assets or to hedge cash flows from the anticipated purchase of investments. These derivative instruments are identified as cash flow hedges and are carried at fair value with the offset recorded in AOCI to the extent the hedging relationship is effective. The ineffective portion of the hedging relationship is recorded in realized gains and losses on investments, hedging instruments and hedged items. Gains and losses on derivative instruments that are initially recorded in AOCI are reclassified out of AOCI and recognized in earnings over the same period(s) that the hedged item affects earnings.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

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

From time to time, the Company may enter into a derivative transaction that will not qualify for hedge accounting. The Company does not enter into speculative positions. Although these transactions do not qualify for hedge accounting, or have not been designated in hedging relationships by the Company, they provide the Company with an economic hedge, which is used as part of its overall risk management strategies. For example, the Company may sell credit default protection through a credit default swap. Although the credit default swap may not be effective in hedging specific investments, the income stream allows the Company to manage overall investment yields while exposing the Company to acceptable credit risk. The Company may enter into a cross-currency basis swap (pay a variable U.S. rate and receive a variable foreign-denominated rate) to eliminate the foreign currency exposure of a variable rate foreign-denominated liability. Although basis swaps may qualify for hedge accounting, the Company has chosen not to designate these derivatives as hedging instruments due to the difficulty in assessing and monitoring effectiveness for both sides of the basis swap. Derivative instruments that do not qualify for hedge accounting or are not designated as hedging instruments are carried at fair value, with changes in fair value recorded in realized gains and losses on investments, hedging instruments and hedged items.

(d) Revenues and Benefits

Investment Products and Universal Life Insurance Products: Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI), bank-owned life insurance (BOLI) and other interest-sensitive life insurance policies. Revenues for investment products and universal life insurance products consist of net investment income, asset fees, cost of insurance, policy administration and surrender charges that have been earned and assessed against policy account balances during the period. The timing of revenue recognition as it relates to fees assessed on investment contracts and universal life contracts is determined based on the nature of such fees. Asset fees, cost of insurance and policy administration charges are assessed on a daily or monthly basis and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender of a contract in accordance with contractual terms. Policy benefits and claims that are charged to expense include interest credited to policy account values and benefits and claims incurred in the period in excess of related policy account values.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(e) Deferred Policy Acquisition Costs

The Company has deferred the costs of acquiring investment products and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges, less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b).

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

The Company evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and the Company determines it is not reasonably possible to get back within this period of time, assumptions are required to be unlocked and DAC is recalculated using revised best estimate assumptions. Otherwise, DAC is not unlocked to reflect updated assumptions. If DAC assumptions were unlocked and revised, the Company would continue to use the reversion to the mean process.

For other investment products and universal life insurance products, DAC is adjusted each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently in the consolidated statements of income.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(f) Value of Business Acquired and Other Intangible Assets

As a result of the acquisition of NFN in 2002 (see Note 20) and the application of purchase accounting, the Company reports an intangible asset representing the estimated fair value of the business in force and the portion of the purchase price that was allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts existing as of the closing date of the NFN acquisition. The value assigned to VOBA in the purchase accounting for NFN was supported by an independent valuation study that was commissioned by the Company and executed by a team of qualified valuation experts, including actuarial consultants. The expected future cash flows used in determining such value were based on actuarially determined projections by major line of business of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, changes in reserves, operating expenses, investment income and other factors. These projections considered all known or expected factors at the valuation date based on the judgment of management. The actual experience on purchased business, to some extent, has and may continue to vary from projections due to differences in renewal premiums, investment spreads, investment gains and losses, mortality and morbidity costs, or other factors.

Intangible assets include NFN’s career agency force, independent agency force, retirement services distribution channel, state licenses and certain other contracts and relationships. These intangible assets have been assigned values using various methodologies, including present value of projected future cash flows, analysis of similar transactions that have occurred or could be expected to occur in the market, and replacement or reproduction cost. Other factors considered in the valuation include the relative risk profile of each asset, the deterioration of the economic life, and the enhancement to other associated assets. The initial valuations of these intangible assets were also supported by an independent valuation study that was commissioned by the Company and executed by qualified valuation experts.

The use of discount rates was necessary to establish fair values of VOBA and other intangible assets acquired in the NFN transaction. In selecting the appropriate discount rates, management considered its weighted average cost of capital as well as the weighted average cost of capital required by market participants. In addition, consideration was given to the perceived risk of the assets acquired, which includes a variety of factors, including the expected growth and competitive profile of the life insurance market and the nature of the assumptions used in the valuation process. An after-tax discount rate of 11.0% was used to value VOBA, while after-tax discount rates ranging from 11.0% to 12.5% were used to value the other intangible assets acquired in the NFN transaction, as well as for net realized gains and losses, net of taxes, allocated to the closed block.

Amortization of VOBA occurs with interest over the anticipated lives of the major lines of business to which it relates (initially ranging from 13 to 30 years) in relation to estimated gross profits, gross margins or premiums, as appropriate. If estimated gross profits, gross margins or premiums differ from expectations, the amortization of VOBA is adjusted on a retrospective or prospective basis, as appropriate. The VOBA asset related to investment products and universal life insurance products is adjusted annually for the impact of net unrealized gains and losses on securities available-for-sale had such gains and losses been realized and allocated to the product lines, as described in Note 2(b) to the consolidated financial statements included in this report. The recoverability of VOBA is evaluated annually. If the evaluation indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business acquired, is insufficient to recover VOBA, the difference, if any, is charged to expense as accelerated amortization of VOBA.

For those products amortized in relation to estimated gross profits, the most significant assumptions involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

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

(g) Goodwill

In connection with acquisitions of operating entities, the Company recognizes the excess of the purchase price over the fair value of net assets acquired as goodwill. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually in the fourth quarter. Goodwill of a reporting unit also is tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting units, including the method used to determine fair value; discount rates; expected levels of cash flows, revenues and earnings; and the selection of comparable companies used to develop market-based assumptions.

(h) Closed Block

In connection with the sponsored demutualization of Provident Mutual Life Insurance Company (Provident) (see Note 20), prior to its acquisition by the Company, Provident established a closed block for the benefit of certain classes of individual participating policies that had a dividend scale payable in 2001. Assets were allocated to the closed block in an amount that produces cash flows which, together with anticipated revenues from closed block business, is reasonably expected to be sufficient to provide for (a) payment of policy benefits, specified expenses and taxes, and (b) the continuation of dividends throughout the life of the Provident policies included in the closed block based upon the dividend scales payable for 2001, if the experience underlying such dividend scales continues.

Assets allocated to the closed block inure solely to the benefit of the holders of the policies included in the closed block and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the closed block and other portions of the Company’s general account, any of its separate accounts, or any affiliate of the Company without the approval of the Pennsylvania Insurance Department (PID). The closed block will remain in effect as long as any policy in the closed block is in force.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

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

The assets and liabilities allocated to the closed block are recorded in the Company’s consolidated financial statements on the same basis as other similar assets and liabilities. The carrying amount of closed block liabilities in excess of the carrying amount of closed block assets at the date Provident was acquired by the Company represents the maximum future earnings from the assets and liabilities designated to the closed block that can be recognized in income, for the benefit of stockholders, over the period the policies in the closed block remain in force.

If actual cumulative earnings exceed expected cumulative earnings, the expected earnings are recognized in income. This is because the excess cumulative earnings over expected cumulative earnings, which represents undistributed accumulated earnings attributable to policyholders, is recorded as a policyholder dividend obligation. Therefore, the excess will be paid to closed block policyholders as an additional policyholder dividend in the future unless it is otherwise offset by future performance of the closed block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, actual earnings will be recognized in income.

The principal cash flow items that affect the amount of closed block assets and liabilities are premiums, net investment income, purchases and sales of investments, policyholder benefits, policyholder dividends, premium taxes and income taxes. The principal income and expense items excluded from the closed block are management and maintenance expenses, commissions, net investment income, and realized investment gains and losses on investments held outside of the closed block that support the closed block business, all of which enter into the determination of total gross margins of closed block policies for the purpose of the amortization of VOBA.

(i) Separate Accounts

Separate account assets and liabilities represent contract holders’ funds, which have been segregated into accounts with specific investment objectives. Separate account assets are recorded at fair value based primarily on market quotations of the underlying securities. The investment income and gains or losses of these accounts accrue directly to the contract holders. The activity of the separate accounts is not reflected in the consolidated statements of income except for: (i) the fees the Company receives, which are assessed on a daily or monthly basis and recognized as revenue when assessed and earned; and (ii) the activity related to guaranteed minimum death benefit (GMDB) and guaranteed minimum income benefit (GMIB) contracts, which are riders to existing variable annuity contracts.

(j) Future Policy Benefits

The liability for future policy benefits for investment products in the accumulation phase, universal life insurance and variable universal life insurance policies is the policy account balance, which represents participants’ net premiums and deposits plus investment performance and interest credited less applicable contract charges.

The liability for funding agreements to an unrelated third party trust equals the balance that accrues to the benefit of the contract holder, including interest credited. The funding agreements constitute insurance obligations considered annuity contracts under Ohio insurance law.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The liability for future policy benefits for traditional life insurance policies has been calculated by the net level premium method using interest rates varying from 5.4% to 6.0% and estimates of mortality, morbidity, investment yields and withdrawals which were used or which were being experienced at the time the policies were issued.

The liability for future policy benefits for payout annuities has been calculated using the present value of future benefits and maintenance costs discounted using interest rates varying from 3.0% to 13.0%. Also, as of December 31, 2004 and 2003, the calculated reserve was adjusted to reflect the incremental reserve that would be required if unrealized gains and losses had been realized and the proceeds reinvested at lower interest rates, which would have resulted in the use of a lower discount rate, as discussed in Note 2(b).

(k) Participating Business

Participating business represented approximately 11% of the Company’s life insurance in force in 2004 (13% in 2003 and 15% in 2002), 64% of the number of life insurance policies in force in 2004 (65% in 2003 and 67% in 2002) and 12% of life insurance statutory premiums in 2004 (16% in 2003 and 10% in 2002). The provision for policyholder dividends was based on then current dividend scales and has been included in future policy benefits and claims in the accompanying consolidated balance sheets.

(l) Federal Income Tax

The Company provides for federal income taxes based on amounts the Company believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income. Management has used best estimates to establish reserves based on current facts and circumstances regarding tax exposure items where the ultimate deductibility is open to interpretation. Quarterly, management evaluates the appropriateness of such reserves based on any new developments specific to their fact patterns. Information considered includes results of completed tax examinations, Technical Advice Memorandums and other rulings issued by the Internal Revenue Service (IRS) or the tax courts.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(n) Discontinued Operations

As discussed more fully in Note 21, during 2002 the Company exchanged with Nationwide Corp. all of the stock the Company held in Gartmore Global Investments, Inc. (GGI), a majority-owned subsidiary, and Nationwide Securities, Inc. (NSI), an indirect wholly-owned subsidiary, for shares of the Company’s common stock. As such, the results of operations of GGI and NSI are reflected as discontinued operations in 2002.

(o) Stock-Based Compensation

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

The fair values of stock options are estimated on the dates of grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used for the years ended December 31:

	2004	2003	2002
Risk free interest rate	3.14%	2.63%	4.16%
Dividend yield	2.01%	2.18%	1.29%
Volatility factor	0.3130	0.4262	0.4348
Weighted average expected option life	5.5 Years	5 Years	5 Years

The following table summarizes the Company’s stock option activity and related information for the years ended December 31:

	2004		2003		2002
	Options on Class A common stock	Weighted average exercise price	Options on Class A common stock	Weighted average exercise price	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	8,315,880	$33.42	5,786,902	$38.37	3,810,859	$37.32
Granted	992,408	37.79	2,902,957	23.41	2,132,022	39.98
Exercised	(704,493)	25.67	(94,485)	25.40	(40,245)	26.66
Cancelled	(440,902)	35.95	(279,494)	34.53	(115,734)	38.36

Outstanding, end of period	8,162,893	$34.49	8,315,880	$33.42	5,786,902	$38.37

Exercisable, end of period	5,379,548	$36.41	4,168,940	$37.42	2,728,202	$37.66

Weighted average fair value of options granted during the year		$10.49		$7.82		$15.91

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The following table summarizes information about employee stock options outstanding and exercisable as of December 31, 2004:

	Options outstanding			Options currently exercisable
Range of exercise prices	Number	Weighted average remaining contractual lives	Weighted average exercise price	Number	Weighted average exercise price
$22.10 - $32.75	3,609,051	7.25	$24.58	2,078,755	$25.39
$32.75 - $48.13	4,553,842	6.46	$42.34	3,300,793	$43.36

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for stock options granted to employees as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure. Under APB 25, no compensation expense is recognized because the stock option awards qualify as fixed awards and the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. SFAS 123 requires pro forma disclosures as if the Company had adopted the expense recognition provisions of that statement, which require that the fair value of options granted are recorded as expense over the vesting period.

The following table summarizes the effect on net income and earnings per common share for the years ended December 31 if the Company had accounted for compensation cost for employee stock options in accordance with the fair value accounting method provided by SFAS 123:

(in millions, except per share amounts)	2004	2003	2002
As reported:
Net income	$502.0	$397.8	$144.2
Basic earnings per common share	$3.30	$2.62	$1.09
Diluted earnings per common share	$3.28	$2.61	$1.09

Pro forma:
Net income	$494.5	$382.8	$127.1
Basic earnings per common share	$3.25	$2.52	$0.96
Diluted earnings per common share	$3.23	$2.51	$0.96

(p) Reclassification

Certain items in the 2003 and 2002 consolidated financial statements and related notes have been reclassified to conform to the current presentation.

(3) Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires companies to expense at fair value all costs resulting from share-based payment transactions, except for equity instruments held by employee share ownership plans. SFAS 123R also amended SFAS No. 95, Statement of Cash Flows, to require excess tax

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective for the Company as of the beginning of the first period that begins after June 15, 2005. As permitted by SFAS 123R, the Company will adopt the Statement effective July 1, 2005 using the modified prospective method. The Company expects to report stock compensation expense of approximately $3.7 million, net of tax, in the second half of 2005 due to the adoption of SFAS 123R.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on further guidance concerning the identification of and accounting for other-than-temporary impairments and disclosures for cost method investments, as required by EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), which was issued on October 23, 2003. The Company disclosed in its Quarterly Report on Form 10-Q for the period ended June 30, 2004 that this additional guidance would be applied during its third quarter beginning July 1, 2004. Also, effective June 30, 2004, the Company revised its method of evaluating securities to be sold based on additional interpretation of the intent to hold criteria in EITF 03-1. This revision had no impact on the Company’s financial position or results of operations.

On September 8, 2004, the FASB exposed for comment FASB Staff Position (FSP) EITF Issue 03-1-a, which was intended to provide guidance related to the application of paragraph 16 of EITF 03-1, and proposed FSP EITF Issue 03-1-b, which proposed a delay in the effective date of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. Based on comments received on these proposals, on September 30, 2004 the FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, which delayed the effectiveness of the guidance in EITF 03-1 in its entirety, with the exception of certain disclosure requirements. The delay had no impact on the Company’s financial position or results of operations. The Company continues to actively monitor its portfolio for any securities deemed to be other-than-temporarily impaired based on the guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities. Due to uncertainty regarding the ultimate guidance to be issued, the Company cannot reasonably estimate the impact on the Company’s financial position or results of operations, if any, of adopting EITF 03-1.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88 and 106 (SFAS 132R). SFAS 132R provides revised disclosure guidance for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans under existing guidance. Disclosures previously required under SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which was replaced by SFAS 132R, were retained. In addition, SFAS 132R requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans on both an interim period and annual basis. See Note 19 for required disclosures. The Company adopted SFAS 132R effective December 31, 2003, except for the provisions relating to annual disclosures about estimated benefit payments, which was adopted in the fourth quarter of 2004, as permitted by SFAS 132R. Adoption of this Statement had no impact on the Company’s financial position or results of operations.

In July 2003, the AICPA issued SOP 03-1 to address many topics. The most significant topic affecting the Company was the accounting for contracts with GMDB. SOP 03-1 requires companies to evaluate the significance of a GMDB to determine whether a contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options, and sales inducements to contract holders. The Company adopted SOP 03-1 effective January 1, 2004, which resulted in a $3.4 million charge, net of tax, as the cumulative effect of adoption of this accounting principle.

The following table summarizes the components of cumulative effect adjustments recorded in the Company’s 2004 consolidated statements of income:

(in millions)	January 1, 2004
Increase in future policy benefits:
Ratchet interest crediting	$(12.3)
Secondary guarantees—life insurance	(2.4)
GMDB claim reserves	(2.0)
GMIB claim reserves	(0.4)

Subtotal	(17.1)
Adjustment to amortization of deferred policy acquisition costs related to above	11.9
Deferred federal income taxes	1.8

Cumulative effect of adoption of accounting principle, net of tax	$(3.4)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (FIN 46). Accounting Research Bulletin No. 51, Consolidated Financial Statements

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(ARB 51), states that consolidation is usually necessary when a company has a “controlling financial interest” in another company, a condition most commonly achieved via ownership of a majority voting interest. FIN 46 clarifies the application of ARB 51 to certain VIEs where: (i) the equity investors are not empowered to make sufficient decisions about the entity’s operations, or do not receive expected returns or absorb expected losses commensurate with their equity ownership; or (ii) the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. VIEs are consolidated by their primary beneficiary, which is a party having a majority of the entity’s expected losses, expected residual returns, or both. A company holding a significant variable interest in a VIE but not deemed the primary beneficiary is subject to certain disclosure requirements specified by FIN 46. FIN 46 applied to entities formed after January 31, 2003. In October 2003, the FASB delayed the implementation date of FIN 46 for VIEs formed prior to January 31, 2003 to interim periods ending after December 15, 2003, with earlier adoption permitted.

In December 2003, the FASB issued FIN 46R, which required all public companies to apply the provisions of FIN 46 or FIN 46R to special purpose entities created prior to February 1, 2003. Once adopted by an entity, FIN 46R replaces FIN 46. At a minimum, public companies were required to apply the provisions of FIN 46R or the unmodified provisions of FIN 46 to entities that were considered “special purpose entities” in practice and under applicable GAAP by the end of the first reporting period ending after December 15, 2003. Companies were permitted to apply either FIN 46 or FIN 46R to special purpose entities at the initial effective date on an entity-by-entity basis. The primary difference between FIN 46R and FIN 46 was the criteria to be followed in determining the primary beneficiary. The primary beneficiary could be different based on the two Interpretations.

Under the guidance in FIN 46, the Company was determined to be the primary beneficiary for the trusts that were established in connection with the issuance of mandatorily redeemable capital and preferred securities. With the issuance of FIN 46R and the revised criteria for determining the primary beneficiary, it was determined that the Company was not the primary beneficiary. Accordingly, the Company deconsolidated such trusts as of December 31, 2003. The Company adopted the remaining provisions of FIN 46R effective January 1, 2004. See Note 24 for further discussion.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for the classification and measurement of certain freestanding financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. As originally issued, the guidance in SFAS 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adjustments required as a result of the application of SFAS 150 to existing instruments should be reported as the cumulative effect of a change in accounting principle. In November 2003, the FASB issued FSP No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FSP 150-3). FSP 150-3 clarified that SFAS 150 does not apply to certain mandatorily redeemable financial instruments issued by limited-life subsidiaries, including those issued by subsidiary trusts of the Company. The adoption of SFAS 150 on July 1, 2003 had no impact on the Company’s financial position or results of operations.

In April 2003, the FASB released SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 on July 1, 2003 had no impact on the Company’s financial position or results of operations.

In April 2003, the FASB released Statement 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (DIG B36). DIG B36 addresses the need to separately account for an embedded derivative within a reinsurer’s receivable and ceding company’s payable arising from modified coinsurance or similar arrangements. Paragraph 12.a. of SFAS 133 indicates that an embedded derivative must be separated from the host contract (i.e. bifurcated) if the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract. DIG B36 concludes that bifurcation is necessary in a modified coinsurance or similar arrangement because the yield on the receivable and payable is based on or referenced to a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The effective date of implementation was the first day of the first fiscal quarter beginning after September 15, 2003 (October 1, 2003 for the Company). Upon adoption of DIG B36 on October 1, 2003, the Company recorded a derivative liability of $0.9 million, a deferred tax asset of $0.3 million and a charge of $0.6 million as the cumulative effect of adoption of this accounting principle.

(4) Risk Disclosures

The following is a description of the most significant risks facing the Company and how it mitigates those risks:

Credit Risk: The risk that issuers of securities, mortgagees on real estate mortgage loans or other parties, including reinsurers and derivatives counterparties, default on their contractual obligations. The Company mitigates this risk by adhering to investment policies that provide portfolio diversification on an asset class, creditor, and industry basis, and by complying with investment limitations governed by state insurance laws and regulations, as applicable. The Company actively monitors and manages exposures, including restructuring, reducing, or liquidating investments; determines whether any securities are impaired or loans are deemed uncollectible; and takes charges in the period such assessments are made. The ratings of reinsurers who owe the Company money are regularly monitored along with outstanding balances as part of the Company’s reinsurance collection process, with timely follow-up on delayed payments. The aggregate credit risk taken in the investment portfolio is influenced by management’s risk/return preferences, the economic and credit environment, the relationship of credit risk in the asset portfolio to other business risks that the Company is exposed to, and the Company’s current and expected future capital position.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

some investments that permit prepayment at the borrower option, make-whole provisions are required such that if the borrower prepays in a lower-rate environment, the Company be compensated for the loss of future income. In other situations, the Company accepts some interest rate risk in exchange for a higher yield on the investment.

Legal/Regulatory Risk: The risk that changes in the legal or regulatory environment in which an insurer operates will result in increased competition, reduced demand for a company’s products, or additional expenses not anticipated by the insurer in pricing its products. The Company mitigates this risk by offering a wide range of products and by operating throughout the U.S., thus reducing its exposure to any single product or jurisdiction, and also by employing practices that identify and minimize the adverse impact of this risk.

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

Financial Instruments with Off-Balance Sheet Risk: The Company is a party to financial instruments with off-balance sheet risk in the normal course of business through management of its investment portfolio. These financial instruments include commitments to extend credit in the form of loans. These instruments involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

Commitments to fund fixed rate mortgage loans on real estate are agreements to lend to a borrower and are subject to conditions established in the underlying contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a deposit. Commitments extended by the Company are based on management’s case-by-case credit evaluation of the borrower and the borrower’s loan collateral. The underlying mortgaged property represents the collateral if the commitment is funded. The Company’s policy for new mortgage loans on real estate is generally to lend no more than 80% of collateral value. Should the commitment be funded, the Company’s exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amounts of these commitments less the net realizable value of the collateral. The contractual amounts also represent the cash requirements for all unfunded commitments. Commitments on mortgage loans on real estate of $266.7 million extending into 2005 were outstanding as of December 31, 2004. The Company also had $74.1 million of commitments to purchase fixed maturity securities outstanding as of December 31, 2004.

Notional amounts of derivative financial instruments, primarily interest rate swaps, interest rate futures contracts and foreign currency swaps, significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to the Company, including accrued interest receivable due from counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements and other contract provisions. Any exposures related to derivative activity are aggregated with other credit exposures between the Company and the derivative counterparty to assess adherence to established credit limits. As of December 31, 2004, the Company’s credit risk from these derivative financial instruments was $46.3 million, net of $415.7 million of cash collateral and $222.5 million in securities pledged as collateral.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Equity Market Risk: Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2004, approximately 82% of separate account assets were invested in equity mutual funds. Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and reported asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in GMDB or guaranteed minimum accumulation benefit (GMAB) claims, which may require the Company to accelerate the amortization of DAC and/or VOBA.

Many of the Company’s individual variable annuity contracts offer GMDB features. A GMDB generally provides a benefit if the annuitant dies and the contract value is less than a specified amount, which may be based on the premiums paid less amounts withdrawn or contract value on a specified anniversary date. A decline in the stock market causing the contract value to fall below this specified amount, which varies from contract to contract based on the date the contract was entered into as well as the GMDB feature elected, will increase the net amount at risk, which is the GMDB in excess of the contract value. This could result in additional GMDB claims. The Company utilizes a combination of risk management techniques to mitigate this risk. In general, for most contracts issued prior to July 2002, the Company obtained reinsurance from independent third parties, whereas for certain contracts issued after December 2002, the Company has been executing an economic hedging program. The GMDB economic hedging program is designed to offset changes in the economic value of the GMDB obligation up to a return of the contract holder’s premium payments. However the first 10% of GMDB claims are not hedged. Currently the program shorts S&P 500 index futures, which provides an offset to changes in the value of the designated obligation. The Company’s economic evaluation of the GMDB obligation is not consistent with current accounting treatment of the GMDB obligation. Therefore, the hedging activity will lead to volatility of earnings. This volatility was negligible in 2004. As of December 31, 2004, the net amount at risk, defined as the excess of the death benefit over the account value, was $1.76 billion before reinsurance and $305.4 million net of reinsurance. As of December 31, 2004 and 2003, the Company’s reserve for GMDB claims was $23.7 million and $21.8 million, respectively. See Note 3 for discussion of the impact of adopting a new accounting principle regarding GMDB reserves in 2004.

The Company also offers certain variable annuity products with a GMAB rider. A GMAB provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contract holder at the time of issuance of the variable annuity contract. In some cases, the contract holder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. The design of the GMAB rider limits the risk to the Company in a variety of ways including the requirement that a significant portion of the premium be allocated to a guaranteed term option (GTO) that is a fixed rate investment, thereby reducing the equity exposure. A GMAB represents an embedded derivative in the variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivative is carried at fair value and reported in other future policy benefits and claims. The Company initially records an offset to the fair value of the embedded derivative on the balance sheet, which is amortized through the income statement over the term of the GMAB period of the contract. The fair value of the GMAB embedded derivative is calculated based on actuarial assumptions related to the projected benefit cash flows incorporating numerous assumptions including, but not limited to, expectations of contract holder persistency, market returns, correlations of market returns and market return volatility. The Company began selling contracts with the GMAB feature on May 1, 2003. Beginning October 1, 2003, the Company launched an enhanced version of the rider that offered increased equity exposure to the contract holder in return for a higher charge. The Company simultaneously began economically hedging the GMAB exposure for those risks that exceed a level it considered acceptable. The GMAB economic hedge consists of shorting interest rate futures and S&P 500 futures contracts and does not qualify for hedge

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

accounting under SFAS 133. See Note 2(c) for discussion of economic hedges. The objective of the GMAB economic hedge strategy is to manage the exposures with risk beyond a level considered acceptable to the Company. The Company is exposed to equity market risk related to the GMAB feature should the growth in the underlying investments, including any GTO investment, fail to reach the guaranteed return level. The GMAB embedded derivative will create volatility in earnings; however, the hedging program provides substantial mitigation of this exposure. This volatility was negligible in 2004 and 2003. As of December 31, 2004 and 2003, the fair value of the GMAB embedded derivative was valued at $23.1 million and $4.3 million, respectively. The increase in the fair value of the GMAB embedded derivative was driven by the value of new business sold during 2004.

Significant Concentrations of Credit Risk: The Company grants commercial mortgage loans on real estate to customers throughout the U.S. As of December 31, 2004, the Company had a diversified portfolio with no more than 24.9% in any geographic region of the U.S. and no more than 1.7% with any one borrower. As of December 31, 2004, 29.8% of the carrying value of the Company’s commercial mortgage loan portfolio financed retail properties.

Significant Business Concentrations: As of December 31, 2004, the Company did not have a material concentration of financial instruments in a single investee, industry or geographic location. Also, the Company did not have a concentration of business transactions with a particular customer, lender or distribution source, a market or geographic area in which business is conducted that makes it overly vulnerable to a single event which could cause a severe impact to the Company’s financial position.

Guarantee Risk: In connection with the selling of securitized interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds), the Company guarantees a specified minimum return to the investor. The guaranteed return varies by transaction and follows general market trends. The Company’s risk related to securitized interests in Tax Credit Funds is that the tax benefits provided to the investor are not sufficient to provide the guaranteed cumulative after-tax yields. The Company mitigates these risks by having qualified individuals with extensive industry experience perform due diligence on each of the underlying properties to ensure they will be capable of delivering the amount of credits anticipated and by requiring cash reserves to be held at various levels within these structures to provide for possible shortfalls in the amount of credits generated. See Note 23 for further discussion of Tax Credit Funds.

Reinsurance: The Company has entered into reinsurance contracts to cede a portion of its general account life, annuity and health business. Total amounts recoverable under these reinsurance contracts include ceded reserves, paid and unpaid claims, and certain other amounts, which totaled $1.09 billion as of December 31, 2004. The contracts are immaterial to the Company’s results of operations. The ceding of risk does not discharge the original insurer from its primary obligation to the contract holder. Under the terms of the contracts, trusts have been established as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in each of the underlying contracts.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Collateral—Securities Lending: The Company, through its agent, lends certain portfolio holdings and in turn receives cash collateral. The cash collateral is invested in high-quality short-term investments. The Company’s policy requires a minimum of 102% of the fair value of the securities loaned to be maintained as collateral. Net returns on the investments, after payment of a rebate to the borrower, are shared between the Company and its agent. Both the borrower and the Company can request or return the loaned securities at any time. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest or dividends received on such securities during the loan term.

(5) Fair Value of Financial Instruments

The following disclosures summarize the carrying amount and estimated fair value of the Company’s financial instruments. Certain assets and liabilities are specifically excluded from the disclosure requirements for financial instruments. For this reason, among others, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The fair value of a financial instrument is defined as the amount at which the financial instrument could be bought or sold, or in the case of liabilities incurred or settled, in a current transaction between willing parties. In cases where quoted market prices are not available, fair value is to be based on the best information available in the circumstances. Such estimates of fair value should consider prices for similar assets or similar liabilities and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using discount rates commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models and fundamental analysis. Valuation techniques for measuring assets and liabilities must be consistent with the objective of measuring fair value and should incorporate assumptions that market participants would use in their estimates of values, future revenues and future expenses, including assumptions about interest rates, default, prepayment and volatility. Many of the Company’s assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management using matrix pricing, present value or other suitable valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could cause these estimates to vary materially. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in the immediate settlement of the instruments.

Although insurance contracts are specifically exempted from the disclosure requirements (other than those that are classified as investment contracts), the Company’s estimate of the fair values of policy reserves on life insurance contracts is provided to make the fair value disclosures more meaningful.

The tax ramifications of the related unrealized gains and losses can have a significant effect on the estimates of fair value and have not been considered in arriving at such estimates.

In estimating its fair value disclosures, the Company used the following methods and assumptions:

Fixed maturity and equity securities available-for-sale and trading assets: The fair value of fixed maturity and marketable equity securities is generally obtained from independent pricing services based on market quotations. For fixed maturity securities not priced by independent services (generally private placement securities and securities that do not trade regularly), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for the that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. Additionally, for valuing certain fixed maturity securities with complex cash flows such as certain mortgage-backed and asset-backed securities, a “structured product model” is used. The structured product model uses third party pricing tools. For securities for which quoted market prices are not available and for which the Company’s structured product model is not suitable for estimating fair values, qualified company representatives determine the fair value using other modeling techniques, primarily using a commercial software application utilized in valuing complex securitized investments with variable cash flows. As of December 31, 2004, 71.2% of the fair values of fixed maturity securities were obtained from independent pricing services, 20.6% from the Company’s pricing matrices and 8.2% from other sources.

Mortgage loans on real estate, net: The fair values of mortgage loans on real estate are estimated using discounted cash flow analyses based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. Estimated fair value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate.

Policy loans, short-term investments and cash: The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair values.

Separate account assets and liabilities: The fair values of assets held in separate accounts are based on quoted market prices of the underlying securities. The fair value of liabilities related to separate accounts are the amounts payable on demand, which are net of certain surrender charges.

Investment contracts: The fair values of the Company’s liabilities under investment type contracts are based on one of two methods. For investment contracts without defined maturities, fair value is the amount payable on demand. For investment contracts with known or determined maturities, fair value is estimated using discounted cash flow analysis. Interest rates used in this analysis are similar to currently offered contracts with maturities consistent with those remaining for the contracts being valued.

Policy reserves on life insurance contracts: Included are disclosures for individual life insurance, COLI, BOLI, universal life insurance and supplementary contracts with life contingencies for which the estimated fair value is the amount payable on demand. Also included are disclosures for the Company’s limited payment policies for which the Company has used discounted cash flow analyses similar to those used for investment contracts with known maturities to estimate fair value.

Short-term debt and collateral received—securities lending and derivatives: The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair values.

Long-term debt: The fair values for senior notes are based on quoted market prices. The fair values of the junior subordinated debentures issued to related parties are based on quoted market prices of the capital and preferred securities by Nationwide Financial Services Capital Trust (Trust I) and Nationwide Financial Services Capital Trust II (Trust II, or collectively, the Trusts), which approximate the fair values of these obligations.

Commitments to extend credit: Commitments to extend credit have nominal fair values because of the short-term nature of such commitments. See Note 4.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Interest rate and cross-currency interest rate swaps: The fair values for interest rate and cross-currency interest rate swaps are calculated with pricing models using current rate assumptions.

Futures contracts: The fair values for futures contracts are based on quoted market prices.

The following table summarizes the carrying amounts and estimated fair values of financial instruments subject to disclosure requirements and policy reserves on life insurance contracts as of December 31:

	2004		2003
(in millions)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities	$31,516.8	$31,516.8	$30,787.1	$30,787.1
Equity securities	87.0	87.0	128.7	128.7
Trading assets	15.9	15.9	4.9	4.9
Mortgage loans on real estate, net	9,267.5	9,564.1	8,964.7	9,459.3
Policy loans	987.2	987.2	963.2	963.2
Short-term investments	2,009.9	2,009.9	1,970.3	1,970.3
Cash	52.4	52.4	11.5	11.5
Assets held in separate accounts	64,903.2	64,903.2	60,937.6	60,937.6

Liabilities
Investment contracts	(31,378.3)	(28,926.9)	(30,821.7)	(29,366.9)
Policy reserves on life insurance contracts	(9,698.9)	(9,507.4)	(9,227.6)	(8,593.5)
Short-term debt	(230.8)	(230.8)	(205.3)	(205.3)
Long-term debt	(1,406.0)	(1,519.7)	(1,405.6)	(1,497.4)
Collateral received—securities lending and derivatives	(1,430.2)	(1,430.2)	(1,521.1)	(1,521.1)
Liabilities related to separate accounts	(64,903.2)	(63,462.3)	(60,937.6)	(59,760.2)

Derivative financial instruments
Interest rate swaps hedging assets	(72.1)	(72.1)	(99.4)	(99.4)
Cross-currency interest rate swaps	485.3	485.3	592.0	592.0
Futures contracts	(6.5)	(6.5)	(25.2)	(25.2)
Other derivatives	37.7	37.7	4.6	4.6

(6) Derivative Financial Instruments

Qualitative Disclosures

Interest Rate Risk Management

The Company periodically purchases fixed rate investments to back variable rate liabilities. As a result, the Company can be exposed to interest rate risk due to the mismatch between variable rate liabilities and fixed rate assets. To mitigate this risk, the Company enters into various types of derivative instruments to minimize this mismatch, with fluctuations in the fair values of the derivatives offsetting changes in the fair values of the investments resulting from changes in interest rates. The Company principally uses pay fixed/receive variable interest rate swaps and short Euro futures to manage this risk.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Under interest rate swaps, the Company receives variable interest rate payments and makes fixed rate payments. The fixed interest paid on the swap offsets the fixed interest received on the investment, resulting in the Company receiving the variable interest payments on the swap, generally 3-month U.S. LIBOR. The net receipt of a variable rate will then match the variable rate paid on the liability.

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

As a result of entering into commercial mortgage loan and private placement commitments, the Company is exposed to changes in the fair value of such commitments due to changes in interest rates during the commitment period prior to the loans being funded. To manage this risk, the Company enters into short U.S. Treasury futures during the commitment period.

With short U.S. Treasury futures, if interest rates rise (fall), the gains (losses) on the futures will offset the change in fair value of the commitment attributable to the change in interest rates.

The Company periodically purchases variable rate investments (i.e. commercial mortgage loans and corporate bonds). As a result, the Company can be exposed to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the assets are funded with fixed rate liabilities. To manage this risk, the Company may enter into receive fixed/pay variable interest rate swaps.

In using interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments. The variable interest paid on the swap offsets the variable interest received on the investment, resulting in the Company receiving the fixed interest payments on the swap. The net receipt of a fixed rate will then match the fixed rate paid on the liability.

Foreign Currency Risk Management

In conjunction with the Company’s medium-term note (MTN) program, the Company periodically issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and related interest rates. To manage these risks, the Company enters into cross-currency interest rate swaps to convert these liabilities to a U.S. dollar rate.

For a fixed rate foreign liability, the cross-currency interest rate swap is structured to receive a fixed rate, in the foreign currency, and pay a variable U.S. dollar rate, generally 3-month U.S. LIBOR. For a variable rate foreign liability, the cross-currency interest rate swap is structured to receive a variable rate, in the foreign currency, and pay a variable U.S. dollar rate, generally 3-month U.S. LIBOR. In both cases, the terms of the foreign currency received on the swap will exactly match the terms of the foreign currency paid on the liability, thus eliminating currency risk. Because the resulting cash flows in both cases remain variable, the Company has designated such cross-currency interest rate swaps as fair value hedging relationships.

The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and related interest rates. To manage this risk, the Company uses cross-currency interest rate swaps to convert these assets to variable U.S. dollar rate instruments.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Cross-currency interest rate swaps on investments are structured to pay a fixed rate, in the foreign currency, and receive a variable U.S. dollar rate, generally 3-month U.S. LIBOR. The terms of the foreign currency paid on the swap will exactly match the terms of the foreign currency received on the asset, thus eliminating currency risk. Because the resulting cash inflows remain variable, the Company has designated such cross-currency interest rate swaps as fair value hedging relationships.

Equity Market Risk Management

Many of the Company’s individual variable annuity contracts offer GMDB features. A GMDB generally provides a benefit if the annuitant dies and the contract value is less than a contractually defined amount. Such specified amounts vary from contract to contract based on the date the contract was entered into as well as the GMDB feature elected. A decline in the stock market may cause the contract value to fall below this specified amount and the net amount at risk to increase. The net amount at risk is the amount by which the GMDB exceeds the contract value at any given time and is a primary indicator of potential future GMDB claims. To manage this risk, the Company has implemented a GMDB hedging program for certain new and existing business. The program, which is an economic hedge but does not qualify for hedge accounting under SFAS 133, as discussed in Note 2(c), is designed to offset a specified portion of changes in the value of the GMDB obligation. Currently the program shorts S&P 500 index futures, which in turn provides a partial offset to changes in the value of the designated obligation. Prior to implementation of the GMDB hedging program in 2003, the Company managed the risk of these benefits primarily by entering into reinsurance arrangements. See Note 4 for additional discussion.

The Company also offers certain variable annuity products with a GMAB rider. A GMAB provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contract holder at the issuance of the variable annuity contract. In some cases, the contract holder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. A GMAB is an embedded derivative, and as such, the equity exposure in this product is recognized at fair value, separately from the annuity contract, with changes in fair value recognized in the statements of income. The Company is exposed to equity market risk to the extent that the underlying investment options, which can include fixed and variable components selected by the contract holder, do not generate enough earnings over the life of the contract to at least equal the adjusted premiums. The Company is economically hedging the GMAB exposure for those risks that exceed a level considered acceptable by purchasing interest rate futures and shorting S&P 500 futures. The GMAB economic hedge does not qualify for hedge accounting under SFAS 133. See Note 2(c).

Other Non-Hedging Derivatives

The Company periodically enters into basis swaps (receive one variable rate, pay another variable rate) to better match the cash flows received from the specific variable-rate investments with the variable rate paid on a group of liabilities. While the pay-side terms of the basis swap will line up with the terms of the asset, the Company is not able to match the receive-side terms of the derivative to a specific liability; therefore, basis swaps do not receive hedge accounting treatment.

The Company sells credit default protection on selected debt instruments and combines the credit default swap with selected assets the Company owns to replicate a higher yielding bond. These assets may have sufficient duration for the related liability, but do not earn a sufficient credit spread. The combined credit default swap and investments provide the duration and credit spread targeted by the Company. The credit default swaps do not qualify for hedge accounting treatment.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The Company also has purchased credit default protection on selected debt instruments exposed to short-term credit concerns, or because the combination of the corporate bond and purchased default protection provides sufficient spread and duration targeted by the Company. The purchased credit default protection does not qualify for hedge accounting treatment.

Quantitative Disclosure

Fair Value Hedges

During the years ended December 31, 2004, 2003 and 2002, a net loss of $11.3 million, a net gain of $4.1 million and a net gain of $7.4 million, respectively, were recognized in net realized gains and losses on investments, hedging instruments and hedged items. This represents the ineffective portion of the fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instruments’ change in fair value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

Cash Flow Hedges

For the years ended December 31, 2004, 2003 and 2002, the ineffective portion of cash flow hedges was a net gain of $0.8 million, a net loss of $5.5 million and a net gain of $1.8 million, respectively. There were no net gains or losses attributable to the portion of the derivative instruments’ change in fair value excluded from the assessment of hedge effectiveness.

The Company anticipates reclassifying less than $0.5 million in losses out of AOCI over the next 12-month period.

In general, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted transactions, other than those relating to variable interest on existing financial instruments, is twelve months or less. However, in 2003, the Company did enter into a hedge of a forecasted purchase of shares of a specified mutual fund, where delivery of the shares will occur 30 years in the future. During 2004, 2003 and 2002, the Company did not discontinue any cash flow hedges because the original forecasted transaction was no longer probable. Additionally, no amounts were reclassified from AOCI into earnings due to the probability that a forecasted transaction would not occur.

Other Derivative Instruments, Including Embedded Derivatives

Net realized gains and losses on investments, hedging instruments and hedged items for the years ended December 31, 2004, 2003 and 2002 included a net gain of $9.1 million, a net gain of $11.8 million and a net loss of $2.2 million, respectively, related to other derivative instruments, including embedded derivatives, not designated in hedging relationships. For the years ended December 31, 2004, 2003 and 2002, a net loss of $5.9 million and net gains of $4.2 million and $120.4 million, respectively, were recorded in net realized gains and losses on investments, hedging instruments and hedged items reflecting the change in fair value of cross-currency interest rate swaps hedging variable rate MTNs denominated in foreign currencies. Additional net gains of $5.9 million and $0.9 million and a net loss of $119.6 million were recorded in net realized gains and losses on investments, hedging instruments and hedged items to reflect the change in spot rates of these foreign currency denominated obligations during the years ended December 31, 2004, 2003 and 2002, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The following table summarizes the notional amount of derivative financial instruments outstanding as of December 31:

(in millions)	2004	2003
Interest rate swaps:
Pay fixed/receive variable rate swaps hedging investments	$1,891.5	$1,954.7
Pay variable/receive fixed rate swaps hedging investments	152.8	188.2
Pay variable/receive variable rate swaps hedging investments	145.0	154.0
Pay variable/receive variable rate swaps hedging liabilities	280.0	430.0
Pay variable/receive fixed rate swaps hedging liabilities	275.0	500.0
Pay fixed/receive variable rate swaps hedging liabilities	275.0	—
Other contracts hedging investments	44.0	10.0
Cross-currency interest rate swaps:
Hedging foreign currency denominated investments	418.7	597.9
Hedging foreign currency denominated liabilities	2,028.8	2,643.9
Credit default swaps and other non-hedging instruments	836.0	832.5
Equity option contracts	208.8	—
Futures contracts	387.8	2,615.8

Total	$6,943.4	$9,927.0

(7) Investments

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$155.1	$14.2	$0.8	$168.5
Agencies not backed by the full faith and credit of the U.S. Government[1]	1,168.6	82.0	1.3	1,249.3
Obligations of states and political subdivisions	266.8	3.1	2.8	267.1
Debt securities issued by foreign governments	58.4	2.8	0.1	61.1
Corporate securities
Public	12,005.1	584.2	32.1	12,557.2
Private	7,306.3	358.2	28.6	7,635.9
Mortgage-backed securities—U.S. Government-backed	5,464.1	71.7	17.9	5,517.9
Asset-backed securities	3,998.8	89.3	28.3	4,059.8

Total fixed maturity securities	30,423.2	1,205.5	111.9	31,516.8
Equity securities	73.1	14.3	0.4	87.0

Total securities available-for-sale	$30,496.3	$1,219.8	$112.3	$31,603.8

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,154.9	$61.7	$2.8	$1,213.8
Obligations of states and political subdivisions	177.2	1.0	5.5	172.7
Debt securities issued by foreign governments	68.8	2.2	0.9	70.1
Corporate securities
Public	12,421.1	634.0	34.6	13,020.5
Private	7,083.4	483.2	33.0	7,533.6
Mortgage-backed securities—U.S. Government-backed	4,379.0	77.7	24.6	4,432.1
Asset-backed securities	4,278.5	130.6	64.8	4,344.3

Total fixed maturity securities	29,562.9	1,390.4	166.2	30,787.1
Equity securities	117.0	14.0	2.3	128.7

Total securities available-for-sale	$29,679.9	$1,404.4	$168.5	$30,915.8

[1]	During the fourth quarter of 2004, the Company began reporting separately amounts for agencies not backed by the full faith and credit of the U.S. Government.

The table below summarizes the amortized cost and estimated fair values of fixed maturity securities available-for-sale, by maturity, as of December 31, 2004. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$1,494.2	$1,521.8
Due after one year through five years	8,187.1	8,524.8
Due after five years through ten years	7,753.5	8,124.4
Due after ten years	3,525.5	3,768.1

Subtotal	20,960.3	21,939.1
Mortgage-backed securities—U.S. Government-backed	5,464.1	5,517.9
Asset-backed securities	3,998.8	4,059.8

Total	$30,423.2	$31,516.8

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The following table presents the components of unrealized gains on securities available-for-sale, net, as of December 31:

(in millions)	2004	2003
Net unrealized gains, before adjustments and taxes	$1,107.5	$1,235.9
Adjustment to DAC	(151.9)	(249.9)
Adjustment to VOBA	(5.2)	(10.6)
Adjustment to future policy benefits and claims	(128.8)	(119.6)
Adjustment to policyholder dividend obligation	(65.4)	(42.2)
Deferred federal income tax	(264.7)	(284.8)

Net unrealized gains	$491.5	$528.8

The following table presents an analysis of the net (decrease) increase in net unrealized gains on securities available-for-sale for the years ended December 31:

(in millions)	2004	2003	2002
Fixed maturity securities	$(130.6)	$144.8	$666.9
Equity securities	2.2	26.7	(22.3)

Net change	$(128.4)	$171.5	$644.6

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The following table summarizes by time the gross unrealized losses on securities available-for-sale in an unrealized loss position as of the dates indicated:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
December 31, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$42.7	$0.5	$14.1	$0.3	$56.8	$0.8
Agencies not backed by the full faith and credit of the U.S. Government[1]	184.9	1.0	1.8	0.3	186.7	1.3
Obligations of states and political subdivisions	80.8	0.5	54.6	2.3	135.4	2.8
Debt securities issued by foreign governments	5.3	—	8.7	0.1	14.0	0.1
Corporate securities
Public	1,853.0	21.6	349.7	10.5	2,202.7	32.1
Private	1,183.3	18.0	235.4	10.6	1,418.7	28.6
Mortgage-backed securities—U.S. Government-backed	1,492.9	11.9	231.7	6.0	1,724.6	17.9
Asset-backed securities	834.3	17.4	230.3	10.9	1,064.6	28.3

Total fixed maturity securities	5,677.2	70.9	1,126.3	41.0	6,803.5	111.9
Equity securities	17.3	0.4	—	—	17.3	0.4

Total	$5,694.5	$71.3	$1,126.3	$41.0	$6,820.8	$112.3

% of gross unrealized losses		63%		37%

December 31, 2003:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$191.7	$2.8	$—	$—	$191.7	$2.8
Obligations of states and political subdivisions	126.0	5.4	3.6	0.1	129.6	5.5
Debt securities issued by foreign governments	21.0	0.9	—	—	21.0	0.9
Corporate securities
Public	1,577.5	29.9	71.7	4.7	1,649.2	34.6
Private	972.2	27.5	67.1	5.5	1,039.3	33.0
Mortgage-backed securities—U.S. Government-backed	1,138.9	24.4	9.4	0.2	1,148.3	24.6
Asset-backed securities	844.6	38.8	270.1	26.0	1,114.7	64.8

Total fixed maturity securities	4,871.9	129.7	421.9	36.5	5,293.8	166.2
Equity securities	29.6	2.2	2.0	0.1	31.6	2.3

Total	$4,901.5	$131.9	$423.9	$36.6	$5,325.4	$168.5

% of gross unrealized losses		78%		22%

[1]	During the fourth quarter of 2004, the Company began reporting separately amounts for agencies not backed by the full faith and credit of the U.S. Government.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Proceeds from the sale of securities available-for-sale during 2004, 2003 and 2002 were $3.77 billion, $2.54 billion and $1.61 billion, respectively. During 2004, gross gains of $95.4 million ($143.7 million and $42.1 million in 2003 and 2002, respectively) and gross losses of $13.4 million ($32.0 million and $19.3 million in 2003 and 2002, respectively) were realized on those sales.

The Company had $21.6 million and $27.2 million of real estate investments as of December 31, 2004 and 2003, respectively, that were non-income producing during the preceding twelve months.

Real estate is presented at cost less accumulated depreciation of $22.7 million as of December 31, 2004 ($23.5 million as of December 31, 2003). The carrying value of real estate held for disposal totaled $7.0 million and $17.7 million as of December 31, 2004 and 2003, respectively.

The recorded investment of mortgage loans on real estate considered to be impaired was $36.9 million as of December 31, 2004 ($49.0 million as of December 31, 2003), for which the related valuation allowance was $9.7 million ($5.4 million as of December 31, 2003). Impaired mortgage loans with no valuation allowance are a result of collateral dependent loans where the fair value of the collateral is estimated to be greater than the recorded investment of the loan. During 2004, the average recorded investment in impaired mortgage loans on real estate was $13.8 million ($12.7 million in 2003). Interest income recognized on those loans, which is recognized when received using the cash basis method of income recognition, totaled $2.4 million in 2004 ($3.6 million in 2003).

The following table summarizes activity in the valuation allowance account for mortgage loans on real estate for the years ended December 31:

(in millions)	2004	2003	2002
Allowance, beginning of period	$32.4	$51.0	$42.9
Net (reductions) additions (credited) charged to allowance	4.5	(18.6)	0.9
Allowance on acquired loans	—	—	7.2

Allowance, end of period	$36.9	$32.4	$51.0

During the third quarter of 2003, the Company refined its analysis of the overall performance of the mortgage loan portfolio and related allowance for mortgage loan losses. This analysis included an evaluation of the current composition of the portfolio, historical losses by property type, current economic conditions and probable losses inherent in the loan portfolio as of the balance sheet date, but not yet identified by specific loan. As a result of the analysis, the total valuation allowance was reduced by $16.5 million.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the years ended December 31:

(in millions)	2004	2003	2002
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$88.5	$133.6	$42.1
Hedging losses on fixed maturity sales	(15.2)	(42.4)	(36.2)
Equity securities available-for-sale	6.9	10.1	—
Real estate	3.7	4.2	14.0
Mortgage loans on real estate	14.3	2.9	3.2
Mortgage loan hedging losses	(4.0)	(2.4)	(1.2)
Other	8.4	1.7	3.5

Total realized gains on sales	102.6	107.7	25.4

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(12.5)	(31.6)	(18.4)
Hedging gains on fixed maturity sales	3.7	9.2	10.7
Equity securities available-for-sale	(0.9)	(0.4)	(0.9)
Real estate	(1.2)	(0.4)	(3.2)
Mortgage loans on real estate	(19.2)	(7.0)	(3.3)
Mortgage loan hedging gains	2.2	0.5	0.9
Other	(2.0)	(2.2)	(1.9)

Total realized losses on sales	(29.9)	(31.9)	(16.1)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(87.6)	(166.0)	(115.5)
Equity securities available-for-sale	(4.4)	(18.1)	—
Real estate	(3.2)	(2.3)	(2.4)
Mortgage loans on real estate, including valuation allowance adjustment	(8.2)	16.0	(6.3)

Total other-than-temporary and other investment impairments	(103.4)	(170.4)	(124.2)

Credit default swaps	0.3	13.3	(6.4)
Periodic net coupon settlements on non-qualifying derivatives	6.8	15.7	8.9
Trading portfolio valuation gain	0.8	—	—

Other derivatives	(5.6)	1.0	9.8

Total realized losses before policyholder dividend obligation and VOBA adjustments	(28.4)	(64.6)	(102.6)
Amounts credited to policyholder dividend obligation	(7.0)	(5.4)	—
Amortization adjustment for VOBA	4.6	0.6	—

Total unrelated parties	(30.8)	(69.4)	(102.6)
Gain on sale of limited partnership—related parties	—	—	23.2

Net realized losses on investments, hedging instruments and hedged items	$(30.8)	$(69.4)	$(79.4)

The 2002 results from discontinued operations include $0.8 million of realized losses on other-than-temporary impairments of equity securities available-for-sale.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The following table summarizes net investment income from continuing operations by investment type for the years ended December 31:

(in millions)	2004	2003	2002
Securities available-for-sale:
Fixed maturity securities	$1,664.6	$1,658.2	$1,398.2
Equity securities	1.5	3.0	1.9
Trading assets	0.2	0.1	—
Mortgage loans on real estate	615.0	611.5	571.2
Real estate	17.7	21.5	26.8
Short-term investments	11.1	10.4	15.6
Derivatives	(94.7)	(107.7)	(85.9)
Other	108.6	87.7	38.7

Gross investment income	2,324.0	2,284.7	1,966.5
Less investment expenses	58.3	58.2	53.3

Net investment income	$2,265.7	$2,226.5	$1,913.2

Fixed maturity securities with an amortized cost of $65.8 million and $31.5 million as of December 31, 2004 and 2003, respectively, were on deposit with various regulatory agencies as required by law.

As of December 31, 2004 and 2003, the Company had pledged fixed maturity securities with a fair value of $53.9 million and $108.3 million, respectively, as collateral to various derivative counterparties.

As of December 31, 2004 and 2003, the Company had received $1.01 billion and $976.6 million, respectively, of cash collateral on securities lending and $415.7 million and $544.5 million, respectively, of cash for derivative collateral. As of December 31, 2004, the Company had received $194.7 million of non-cash collateral on securities lending. Both the cash and non-cash collateral amounts are included in short-term investments with a corresponding liability recorded in other liabilities. As of December 31, 2004 and 2003, the Company had loaned securities with a fair value of $1.18 billion and $958.1 million, respectively. The Company also held $222.5 million and $163.0 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2004 and 2003, respectively.

(8) Deferred Policy Acquisition Costs

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

Therefore, in 2002, the Company recorded an acceleration of DAC amortization totaling $347.1 million, before tax, or $225.6 million, net of $121.5 million of tax benefit, which has been reported in the following

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

segments in the amounts indicated, net of tax: Individual Investments—$213.4 million, Retirement Plans—$7.8 million and Individual Protection—$4.4 million. The acceleration of DAC amortization was the result of unlocking certain assumptions underlying the calculation of DAC for investment products and variable universal life insurance products. The most significant assumption changes were the resetting of the Company’s anchor date for reversion to the mean calculations to September 30, 2002, resetting the assumption for annual net separate account growth to 8% during the three-year reversion period for all investment products and variable life insurance products, and increasing future lapses and costs related to GMDB on individual variable annuity contracts. These adjustments were primarily driven by the sustained downturn in the equity markets.

(9) Value of Business Acquired and Intangible Assets

The following table presents a reconciliation of VOBA for the years ended December 31:

(in millions)	2004	2003
Balance at beginning of period	$523.0	$569.3
Amortization of VOBA	(52.3)	(46.4)
Net realized losses on investments	4.6	0.6
Other	(0.4)	(0.3)

Subtotal	474.9	523.2
Change in unrealized gain on available-for-sale securities	5.5	(0.2)

Balance at end of period	$480.4	$523.0

Interest on the unamortized VOBA balance (at interest rates ranging from 4.50% to 7.56%) during the years ended December 31, 2004 and 2003 and the three months ended December 31, 2002 was $33.0 million, $38.2 million and $9.8 million, respectively.

The following table summarizes intangible assets as of December 31:

		2004		2003
(in millions)	Initial useful life[1]	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing:
VOBA	28 years	$594.9	$109.4	$594.9	$61.3
Distribution forces	20 years	30.4	0.8	30.4	0.3
Other	14 years	17.6	6.3	16.9	2.7

Total amortizing intangible assets		642.9	116.5	642.2	64.3
Non-amortizing:
State insurance licenses	Indefinite	8.0	—	8.0	—

Total intangible assets		$650.9	$116.5	$650.2	$64.3

[1]	The initial useful life was based on applicable assumptions. Actual periods are subject to revision based on variances from assumptions and other relevant factors. The state insurance licenses have indefinite lives and therefore are not amortized.

The Company’s annual impairment testing resulted in a $1.4 million impairment loss on existing intangible assets.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The following table summarizes actual amortization for VOBA, intangible assets with finite lives and total intangible assets for the year ended December 31, 2004 and estimated amortization for the next five years, using current assumptions, which are subject to change:

(in millions)	VOBA	Intangible assets with finite lives	Total intangible assets
2004	$52.3	$3.3	$55.6
2005	43.3	1.5	44.8
2006	39.5	1.7	41.2
2007	37.5	1.7	39.2
2008	35.4	1.6	37.0
2009	31.6	1.7	33.3

(10) Goodwill

The following table summarizes changes in the carrying value of goodwill by reportable segment for the periods indicated:

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Balance as of December 31, 2002	$23.8	$64.1	$300.5	$11.0	$399.4
Adjustments	(23.8)	—	30.7	0.4	7.3

Balance as of December 31, 2003	—	64.1	331.2	11.4	406.7
Adjustments	—	—	(23.8)	(0.6)	(24.4)

Balance as of December 31, 2004	$—	$64.1	$307.4	$10.8	$382.3

The adjustments to goodwill in 2003 reflect a $6.9 million increase related to final adjustments to fair value calculations of certain items estimated at the time of closing of the acquisition of NFN; a $0.4 million true-up of the purchase price allocation of another acquisition; and a reclassification of goodwill to the Individual Protection segment which was previously allocated to the Individual Investments segment. This reclassification more appropriately allocated goodwill to the reporting segments based on the benefits they derive from the NFN acquisition.

The 2004 activity includes final adjustments to NFN federal income tax reserve balances totaling $23.8 million resulting from the completion of all IRS audits of NFN for periods prior to NFS’ acquisition. In addition, the Company’s annual impairment testing resulted in a $0.6 million impairment loss on existing goodwill.

(11) Closed Block

The amounts shown in the following tables for assets, liabilities, revenues and expenses of the closed block of NLICA (see Note 20) are those that enter into the determination of amounts that are to be paid to policyholders.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The following table summarizes financial information for the closed block as of December 31:

(in millions)	2004	2003
Closed block liabilities:
Future policyholder benefits	$1,932.5	$1,953.7
Policyholder funds and accumulated dividends	141.7	139.5
Policyholder dividends payable	27.5	29.7
Policyholder dividend obligation	85.0	47.6
Other policy obligations	8.5	9.7
Other closed block liabilities	0.4	58.9

Total closed block liabilities	2,195.6	2,239.1

Closed block assets:
Fixed maturity securities available-for-sale, at estimated fair value	1,328.3	1,321.6
Equity securities	—	0.8
Mortgage loans on real estate	270.0	300.1
Policy loans	222.0	229.8
Other closed block assets	87.1	81.4

Total closed block assets	1,907.4	1,933.7

Excess of reported closed block liabilities over closed block assets	288.2	305.4

Portion of above representing other comprehensive income:
Increase in unrealized gain on fixed maturity securities available-for-sale	65.4	42.2
Adjustment to policyholder dividend obligation	(65.4)	(42.2)

Total	—	—

Maximum future earnings to be recognized from closed block assets and liabilities	$288.2	$305.4

Other comprehensive income:
Fixed maturity securities available-for-sale:
Fair value	$1,328.3	$1,321.6
Amortized cost	1,262.9	1,279.4
Shadow policyholder dividend obligation	(65.4)	(42.2)

Net unrealized appreciation	$—	$—

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The following table summarizes closed block operations for the years ended December 31:

(in millions)	2004	2003	2002
Closed block revenues:
Premiums	$107.3	$120.3	$35.0
Net investment income	110.8	106.4	27.4
Realized investment gains (losses)	(1.7)	6.8	(1.5)
Realized losses credited to to policyholder benefit obligation	(7.2)	(5.4)	—

Total closed block revenues	209.2	228.1	60.9

Closed block benefits and expenses:
Policy and contract benefits	136.8	131.4	44.8
Change in future policyholder benefits and interest credited to policyholder account values	(19.6)	(3.2)	(4.4)
Dividends to policyholders	57.1	58.0	16.7
Change in policyholder dividend obligation	7.0	5.4	—
Other closed block expenses	1.4	1.4	0.4

Total closed block benefits and expenses	182.7	193.0	57.5

Total closed block revenues, net of closed block benefits and expenses, before federal income taxes	26.5	35.1	3.4
Federal income taxes	9.3	12.3	1.2

Closed block revenues, net of closed block benefits and expenses and federal income taxes	$17.2	$22.8	$2.2

Maximum future earnings from closed block assets and liabilities:
Beginning of period	$305.4	$372.3	$—
Change during period	(17.2)	(22.8)	372.3
Other adjustments	—	(44.1)	—

End of period	$288.2	$305.4	$372.3

Cumulative closed block earnings from inception through December 31, 2004 and 2003 were higher than expected as determined in the actuarial calculation and lower than expected through December 31, 2002. Therefore, policyholder dividend obligations were $19.6 million and $5.4 million at December 31, 2004 and 2003, respectively. There was no policyholder dividend obligation at December 31, 2002. Other adjustments include revisions to the prior year-end balances including primarily policyholder dividends payable and adjustments to current and deferred taxes.

(12) Variable Annuity Contracts

The Company issues traditional variable annuity contracts through its separate accounts, for which investment income and gains and losses on investments accrue directly to, and investment risk is borne by, the contract holder. The Company also issues non-traditional variable annuity contracts in which the Company provides various forms of guarantees to benefit the related contract holders. There are three primary guarantee types that are provided under non-traditional variable annuity contracts: (1) GMDB; (2) GMAB; and (3) GMIB.

The GMDB provides a specified minimum return upon death. Many, but not all, of these death benefits are spousal, whereby a death benefit will be paid upon death of the first spouse. The survivor has the option to

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

terminate the contract or continue it and have the death benefit paid into the contract and a second death benefit paid upon the survivor’s death. The Company offers six primary GMDB types:

•	Return of premium—provides the greater of account value or total deposits made to the contract less any partial withdrawals and assessments, which is referred to as “net premiums.” There are two variations of this benefit. In general, there is no lock-in age for this benefit. However, for some contracts the GMDB reverts to the account value at a specified age, typically age 75.

•	Reset—provides the greater of a return of premium death benefit or the most recent five-year anniversary (prior to lock-in age) account value adjusted for withdrawals. For most contracts, this GMDB locks in at age 86 or 90, and for others the GMDB reverts to the account value at age 75, 85, 86 or 90.

•	Ratchet—provides the greater of a return of premium death benefit or the highest specified “anniversary” account value (prior to age 86) adjusted for withdrawals. Currently, there are three versions of ratchet, with the difference based on the definition of anniversary: monthaversary—evaluated monthly; annual—evaluated annually; and five-year—evaluated every fifth year.

•	Rollup—provides the greater of a return of premium death benefit or premiums adjusted for withdrawals accumulated at generally 5% simple interest up to the earlier of age 86 or 200% of adjusted premiums. There are two variations of this benefit. For certain contracts, this GMDB locks in at age 86, and for others the GMDB reverts to the account value at age 75.

•	Combo—provides the greater of annual ratchet death benefit or rollup death benefit. This benefit locks in at either age 81 or 86.

•	Earnings enhancement—provides an enhancement to the death benefit that is a specified percentage of the adjusted earnings accumulated on the contract at the date of death. There are two versions of this benefit: (1) the benefit expires at age 86, and a credit of 4% of account value is deposited into the contract; and (2) the benefit does not have an end age, but has a cap on the payout and is paid upon the first death in a spousal situation. Both benefits have age limitations. This benefit is paid in addition to any other death benefits paid under the contract.

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

The GMIB is a living benefit that provides the contract holder with a guaranteed annuitization value. The GMIB types are:

•	Ratchet—provides an annuitization value equal to the greater of account value, net premiums or the highest one-year anniversary account value (prior to age 86) adjusted for withdrawals.

•	Rollup—provides an annuitization value equal to the greater of account value and premiums adjusted for withdrawals accumulated at 5% compound interest up to the earlier of age 86 or 200% of adjusted premiums.

•	Combo—provides an annuitization value equal to the greater of account value, ratchet GMIB benefit or rollup GMIB benefit.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of the dates indicated:

	December 31, 2004			December 31, 2003
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$9,848.6	$54.1	59	$9,713.8	$199.8	56
Reset	18,084.1	158.1	62	17,834.0	579.6	61
Ratchet	10,322.1	46.3	64	8,433.7	147.8	63
Rollup	707.2	9.7	68	725.7	22.3	68
Combo	2,519.9	19.2	67	2,128.7	39.6	67

Subtotal	41,481.9	287.4	62	38,835.9	989.1	61
Earnings enhancement	310.1	18.0	60	314.1	10.9	59

Total—GMDB	$41,792.0	$305.4	62	$39,150.0	$1,000.0	61

GMAB:
5 Year	$512.2	$0.1	N/A	$80.8	$0.1	N/A
7 Year	647.5	—	N/A	126.4	0.4	N/A
10 Year	332.4	—	N/A	43.4	0.1	N/A

Total—GMAB	$1,492.1	$0.1	N/A	$250.6	$0.6	N/A

GMIB[2]:
Ratchet	$439.7	$—	N/A	$418.0	$—	N/A
Rollup	1,188.7	—	N/A	1,132.2	—	N/A
Combo	1.0	—	N/A	1.1	—	N/A

Total—GMIB	$1,629.4	$—	N/A	$1,551.3	$—	N/A

[1]	Net amount at risk is calculated on a seriatum basis and represents the greater of the respective guaranteed benefit less the account value and zero. As it relates to GMIB, net amount at risk is calculated as if all policies were eligible to annuitize immediately, although all GMIB options have a waiting period of at least 7 years from issuance, with the earliest annuitizations beginning in 2005.
[2]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no net GMIB exposure.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The following table is a rollforward of the liabilities for guarantees on variable annuity contracts reflected in the Company’s general account for the years indicated:

(in millions)	GMDB	GMAB	GMIB	Total
Balance as of December 31, 2002	$13.7	$—	$—	$13.7
Expense provision	30.0	—	—	30.0
Net claims paid	(21.9)	—	—	(21.9)
Value of new business sold	—	4.7	—	4.7
Change in fair value	—	(0.4)	—	(0.4)

Balance as of December 31, 2003	21.8	4.3	—	26.1
Expense provision	35.6	—	0.8	36.4
Net claims paid	(33.7)	—	—	(33.7)
Value of new business sold	—	26.9	—	26.9
Change in fair value	—	(8.1)	—	(8.1)

Balance as of December 31, 2004	$23.7	$23.1	$0.8	$47.6

The following table summarizes account balances of contracts with guarantees that were invested in separate accounts as of the dates indicated:

(in millions)	December 31, 2004	December 31, 2003
Mutual funds:
Bond	$4,401.9	$4,640.5
Domestic equity	28,214.4	25,269.6
International equity	1,926.1	1,585.4

Total mutual funds	34,542.4	31,495.5
Money market funds	1,389.1	1,715.5

Total	$35,931.5	$33,211.0

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

The following assumptions and methodology were used to determine the GMDB claim reserves as of December 31, 2004 and December 31, 2003 (except where noted otherwise):

•	Data used was based on a combination of historical numbers and future projections involving 50 and 250 stochastically generated economic scenarios as of December 31, 2004 and 2003, respectively

•	Mean gross equity performance—8.1%

•	Equity volatility—18.7%

•	Mortality—100% of Annuity 2000 table

•	Asset fees—equivalent to mutual fund and product loads

•	Discount rate—8.0%

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Lapse rate assumptions vary by duration as shown below:

Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	4.50%	5.50%	6.50%	8.50%	10.50%	10.50%	10.50%	17.50%	17.50%	17.50%
Maximum	4.50%	8.50%	11.50%	17.50%	22.50%	22.50%	22.50%	22.50%	22.50%	19.50%

GMABs are considered embedded derivatives under SFAS 133, as amended, resulting in the related liabilities being separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings, and therefore, excluded from the SOP 03-1 policy benefits.

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

(13) Short-Term Debt

The following table summarizes short-term debt as of December 31:

(in millions)	2004	2003
$800.0 million commercial paper program	$134.7	$199.8
$10.0 million line of credit	6.8	5.5
$10.0 million line of credit	9.0	—
$350.0 million securities lending program facility	47.7	—
$250.0 million securities lending program facility	32.6	—

Total short-term debt	$230.8	$205.3

The Company has available as a source of funds a $1.00 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $2.29 billion and NLIC maintain statutory surplus in excess of $1.56 billion. The Company had no amounts outstanding under this agreement as of December 31, 2004. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $134.7 million and $199.8 million in commercial paper outstanding as of December 31, 2004 and 2003, respectively, at a weighted average effective interest rate of 2.14 % in 2004 and 1.07% in 2003.

In addition, the Company has two majority-owned subsidiaries that each have available a separate annually renewable, 364-day, $10.0 million line of credit agreement with a single financial institution. The lines of credit

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

are guaranteed by NFS and are included in consolidation. One of the agreements was renewed in September 2004, and the majority-owned subsidiary had $6.8 million outstanding on that line of credit as of December 31, 2004 at a weighted average effective interest rate of 4.07% in 2004. The other agreement was established in August 2004, and the majority-owned subsidiary had $9.0 million outstanding on that line of credit as of December 31, 2004 at a weighted average effective interest rate of 2.34% in 2004.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. These loans are collateral for the facility. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NLIC had $47.7 million outstanding under this agreement as of December 31, 2004.

In addition to the agreement described above, NMIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. These loans are collateral for the facility. Because NLIC has a variable interest in the profits from the securitization of these loans, NLIC consolidates the assets and liabilities associated with these loans and the corresponding borrowings in accordance with FIN 46R. The maximum amount available under the agreement is $250.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NMIC had $32.6 million outstanding under this agreement as of December 31, 2004.

The Company paid interest on short-term debt totaling $3.6 million, $1.3 million and $0.2 million in 2004, 2003 and 2002, respectively.

(14) Long-Term Debt

The following table summarizes long-term debt as of December 31:

(in millions)	2004	2003
$300.0 million principal, 8.00% senior notes, due March 1, 2027	$298.5	$298.4
$300.0 million principal, 6.25% senior notes, due November 15, 2011	298.9	298.8
$300.0 million principal, 5.90% senior notes, due July 1, 2012	298.6	298.4
$200.0 million principal, 5.625% senior notes, due February 13, 2015	199.0	199.0
Variable rate note payable, due May 31, 2011	1.7	1.7
$100.0 million principal, 7.899% junior subordinated debentures issued to a related party, due March 1, 2037	103.1	103.1
$200.0 million principal, 7.10% junior subordinated debentures issued to a related party, due October 31, 2028	206.2	206.2

Total long-term debt	$1,406.0	$1,405.6

The $300.0 million principal of 8.00% senior notes, due March 1, 2027, are redeemable, in whole or in part, at the option of NFS at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The $300.0 million principal of 6.25% senior notes, due November 15, 2011, were issued in November 2001 and

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

are not redeemable prior to their maturity date. The $300.0 million principal of 5.90% senior notes, due July 1, 2012, issued in June 2002, and the $200.0 million principal of 5.625% senior notes due February 13, 2015, issued in February 2003, are redeemable, in whole or in part, at the option of NFS at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at a prevailing U.S. treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date. The Company made interest payments on the senior notes of $71.7 million in 2004, $66.4 million in 2003 and $42.6 million in 2002.

The senior notes are not subject to any sinking fund payments. The terms of the senior notes contain various restrictive covenants including limitations on the disposition of subsidiaries. As of December 31, 2004 and 2003, NFS was in compliance with all such covenants.

The variable rate note payable is tied to 1-year U.S. LIBOR rates with annual resets, which resulted in an interest rate of 4.35% as of December 31, 2004. The Company paid interest on this note payable totaling $0.1 million in 2004, 2003 and 2002.

Effective in 2003, the Company changed the reporting classification of NFS-obligated mandatorily redeemable capital and preferred securities of subsidiary trusts holding solely junior subordinated debentures of NFS, which totaled $300.0 million, to a component of long-term debt. Previously, the capital and preferred securities were specifically identified and classified between liabilities and shareholders’ equity. The Company believes that the new method is preferable, as it has utilized these structures as an additional source of long-term borrowing. In addition, the capital and preferred securities require periodic distributions of cash, and the underlying junior subordinated debentures of NFS have specified maturity dates, upon which time the remaining outstanding principal of those debentures is repaid.

In connection with the adoption of FIN 46R effective December 31, 2003, the Company has deconsolidated the Trusts established in connection with the issuance of the mandatorily redeemable capital and preferred securities. As required by FIN 46R, prior periods were not restated. As a result at December 31, 2003, the Company reported as a component of long-term debt the junior subordinated debentures payable by NFS to the Trusts. Previously, the junior subordinated debentures were eliminated in consolidation, and the capital and preferred securities issued by these Trusts were recognized in the consolidated financial statements of NFS.

The Trusts, which are no longer included in the consolidated financial statements of NFS effective December 31, 2003, were formed under the laws of the State of Delaware. The Trusts exist for the exclusive purposes of: (i) issuing capital and preferred securities representing undivided beneficial interests in the assets of the Trusts; (ii) investing the gross proceeds from the sale of the capital and preferred securities in junior subordinated debentures of NFS; and (iii) engaging in only those activities necessary or incidental thereto. These junior subordinated debentures and the related income effects are not eliminated in the consolidated financial statements.

On March 11, 1997, Trust I sold, in a public offering, $100.0 million of 7.899% capital securities, representing preferred undivided beneficial interests in the assets of Trust I and generating net proceeds of $98.3 million. Concurrent with the sale of the capital securities, NFS sold to Trust I $103.1 million in principal amount of its 7.899% junior subordinated debentures due March 1, 2037. The junior subordinated debentures are the sole assets of Trust I and are redeemable by NFS in whole at any time or in part from time to time at par plus an applicable make-whole premium. The capital securities will mature or be called simultaneously with the junior subordinated debentures and have a liquidation value of $1,000 per capital security.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The capital securities, through obligations of NFS under the junior subordinated debentures, the Capital Securities Guarantee Agreement and the related Declaration of Trust and Indenture, are fully and unconditionally guaranteed by NFS. Distributions on the capital securities are cumulative and payable semi-annually in arrears.

On October 19, 1998, Trust II sold, in a public offering, 8 million shares, or $200.0 million, of 7.10% trust preferred securities representing preferred undivided beneficial interests in the assets of Trust II generating net proceeds of $193.7 million. Concurrent with the sale of the preferred securities, NFS sold to Trust II $206.2 million of junior subordinated debentures due October 31, 2028. The junior subordinated debentures are the sole assets of Trust II and as of December 31, 2003 were redeemable, in whole or in part, at a redemption price equal to the principal amount to be redeemed plus any accrued and unpaid interest. The preferred securities have a liquidation amount of $25 per security and must be redeemed by Trust II when the Junior Subordinated Debentures mature or are redeemed by NFS.

The preferred securities, through obligations of NFS under the junior subordinated debentures, the preferred securities Guarantee Agreement and the related Amended and Restated Declaration of Trust, are fully and unconditionally guaranteed by NFS. Distributions on the preferred securities are cumulative and payable quarterly. Including amortization of issue costs and amortization of a deferred loss on previous hedging transactions, the effective interest rate on the preferred securities is 7.41%.

Distributions on the capital and preferred securities were classified as interest expense in the consolidated statements of income. The Company made distributions of $22.8 million on the capital and preferred securities in 2004, 2003 and 2002.

(15) Federal Income Tax

NFS’ acquisition of NFN in 2002, as described in Note 20, reduced Nationwide Corp.’s economic ownership in the Company from 79.8% to 63.0%. Therefore, NFS and its subsidiaries no longer qualify to be included in the NMIC consolidated federal income tax return. The members of the NMIC consolidated federal income tax return group participated in a tax sharing arrangement, which provided, in effect, for each member to bear essentially the same federal income tax liability as if separate tax returns were filed.

Under Internal Revenue Code (IRC) regulations, NFS and its subsidiaries cannot file a life/non-life consolidated federal income tax return until five full years following NFS’ departure from the NMIC consolidated federal income tax return group. Therefore, NFS and its direct non-life insurance company subsidiaries will file a consolidated federal income tax return; NLIC and Nationwide Life and Annuity Insurance Company (NLAIC) will file a consolidated federal income tax return; the direct non-life insurance companies under NLIC will file separate federal income tax returns; NLICA and its direct life insurance company subsidiaries will file a consolidated federal income tax return; and the direct non-life insurance companies under NLICA will file a consolidated federal income tax return, until 2008, when NFS becomes eligible to file a single life/non-life consolidated federal income tax return with all of its subsidiaries.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The following table summarizes the tax effects of temporary differences that give rise to significant components of the net deferred tax liability as of December 31:

(in millions)	2004	2003
Deferred tax assets:
Future policy benefits	$884.7	$765.5
Derivatives	—	11.6
Real estate	7.8	11.3
Other postemployment benefits	16.9	17.2
Other	166.5	146.7

Gross deferred tax assets	1,075.9	952.3
Less valuation allowance	(27.1)	(23.7)

Deferred tax assets, net of valuation allowance	1,048.8	928.6

Deferred tax liabilities:
Fixed maturity securities	346.5	429.0
Equity securities and other investments	37.4	67.1
Derivatives	31.2	—
Deferred policy acquisition costs	884.5	793.7
Value of business acquired	168.1	183.0
Other	187.1	148.3

Gross deferred tax liabilities	1,654.8	1,621.1

Net deferred tax liability	$606.0	$692.5

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Future taxable amounts or recovery of federal income tax paid within the statutory carryback period can offset nearly all future deductible amounts. Because it is more likely than not that certain deferred tax assets will not be realized, the Company established valuation allowances of $27.1 million, $23.7 million and $20.3 million as of December 31, 2004, 2003 and 2002, respectively.

The Company’s current federal income tax liability was $163.5 million and $125.7 million as of December 31, 2004 and 2003, respectively.

The following table summarizes the federal income tax expense (benefit) attributable to income from continuing operations before the cumulative effect of adoption of accounting principles for the years ended December 31:

(in millions)	2004	2003	2002
Current	$210.9	$133.2	$54.7
Deferred	(41.7)	(13.8)	(62.0)

Federal income tax expense (benefit)	$169.2	$119.4	$(7.3)

The customary relationship between federal income tax expense and pre-tax income from continuing operations before the cumulative effect of adoption of accounting principles did not exist in 2002. This was because of the impact of the $121.5 million tax benefit associated with the $347.1 million of accelerated DAC amortization reported in 2002 (see Note 8), which was calculated at the U.S. federal corporate income tax rate of 35%.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Total federal income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income taxes and the cumulative effect of adoption of accounting principles as follows:

	2004		2003		2002
(in millions)	Amount	%	Amount	%	Amount	%
Computed (expected) tax expense	$236.1	35.0	$181.2	35.0	$46.7	35.0
Tax exempt interest and dividends received deduction	(50.6)	(7.5)	(50.3)	(9.7)	(40.1)	(30.0)
Income tax credits	(12.9)	(1.9)	(13.4)	(2.6)	(13.5)	(10.1)
Release of Phase III tax liability	(5.1)	(0.8)	—	—	—	—
Other, net	1.7	0.3	1.9	0.4	(0.4)	(0.4)

Total	$169.2	25.1	$119.4	23.1	$(7.3)	(5.5)

The Jobs Creation Act of 2004 suspends policyholder surplus accounts (PSA) during 2005 and 2006 and provides that direct and indirect distributions from the PSA during any taxable year beginning after 2004 and before 2007 be treated as zero. Because NLIC has the ability and intent to distribute this PSA balance to its shareholder during the noted period, the potential tax liability was eliminated as of December 31, 2004 (see “Release of Phase III tax liability” above). The Jobs Creation Act of 2004 had no other significant impact on the Company’s tax position.

Total federal income tax paid was $149.7 million, $187.0 million and $47.3 million during the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004, the Company had $107.8 million of net operating loss carryforwards related to non-life losses that are limited in their ability to offset life earnings that begin to expire in 2021. As of December 31, 2004, the Company also had $3.7 million of capital loss carryforwards that will begin to expire in 2009 if unutilized. The Company expects to fully utilize these carryforward amounts.

(16) Shareholders’ Equity, Regulatory Risk-Based Capital, Retained Earnings and Dividend Restrictions

The Board of Directors of the Company has the authority to issue 50.0 million shares of preferred stock without further action of the shareholders. Preferred stock may be issued in one or more classes with full, special, limited or no voting powers; designations, preferences and relative, participating, optional or other special rights; and qualifications and limitations or restrictions as stated in any resolution adopted by the Board of Directors of the Company issuing any class of preferred stock. No shares of preferred stock have been issued or are outstanding.

The holders of Class A common stock are entitled to one vote per share. The holders of Class B common stock are entitled to ten votes per share. Class A common stock has no conversion rights. Class B common stock is convertible into Class A common stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A common stock for each share of Class B common stock converted. If at any time after the initial issuance of shares of Class A common stock the number of outstanding shares of Class B common stock falls below 5% of the aggregate number of issued and outstanding shares of common stock, then each outstanding share of Class B common stock shall automatically convert into one share of Class A common stock. In the event of any sale or transfer of shares of Class B common stock to any person or persons other than NMIC or its affiliates, such shares of Class B common stock so transferred shall be

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

automatically converted into an equal number of shares of Class A common stock. Cash dividends of $0.72, $0.52 and $0.51 per common share were declared during 2004, 2003 and 2002, respectively.

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

The statutory capital and surplus of NLIC as of December 31, 2004 and 2003 was $2.39 billion and $2.23 billion, respectively. The statutory net income of NLIC for the years ended December 31, 2004, 2003 and 2002 was $317.7 million, $444.4 million and $92.5 million, respectively. The statutory capital and surplus of NLICA as of December 31, 2004 and 2003 was $576.5 million and $519.6 million, respectively, while statutory net income (loss) for the years ended December 31, 2004, 2003 and 2002 was $126.4 million, $100.4 and $(107.2) million, respectively.

Insurance laws in each state of domicile limit the payment of dividends in excess of specified amounts without prior regulatory approval. As of January 1, 2005, based on statutory financial results as of and for the year ended December 31, 2004, NLIC could pay dividends totaling $192.7 million without obtaining prior approval. On March 1, 2005, NLIC paid a dividend to NFS in the amount of $25.0 million. In connection with the acquisition of NLICA, the PID ordered that no dividends could be paid out of NLICA before October 1, 2005 without prior approval. NLICA sought and received permission from the PID to pay $50.0 million of dividends to NFS during 2004. Effective October 1, 2005, based on statutory financial results as of and for the year ended December 31, 2004, and based on dividends paid through March 1, 2005, NLICA will be able to pay dividends totaling $76.4 million without obtaining prior approval.

In addition, the payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) that can inure to the benefit of the Company and its shareholders.

The Company currently does not expect such regulatory requirements to impair its ability to pay future operating expenses, interest and shareholder dividends.

(17) Earnings Per Share

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The following table presents the Company’s calculations of basic and diluted earnings per share for the years ended December 31:

	2004			2003			2002
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Basic and diluted income from continuing operations before cumulative effect of adoption of accounting principles	$505.4	$3.32	$3.30	$398.4	$2.62	$2.61	$140.8	$1.06	$1.06
Discontinued operations, net of tax	—			—	—	—	3.4	0.03	0.03
Cumulative effect of adoption of accounting principles, net of tax	(3.4)	(0.02)	(0.02)	(0.6)	—	—	—	—	—

Basic and diluted net income	$502.0	$3.30	$3.28	$397.8	$2.62	$2.61	$144.2	$1.09	$1.09

Weighted average common shares outstanding—basic	152.1			151.8			132.4
Dilutive effect of stock options	0.8			0.5			0.2

Weighted average common shares outstanding—diluted	152.9			152.3			132.6

(18) Comprehensive Income

Comprehensive income includes net income and certain items that are reported directly within separate components of shareholders’ equity that bypass net income (other comprehensive income or loss). The following table summarizes the Company’s other comprehensive (loss) income, before and after federal income tax benefit (expense), for the years ended December 31:

(in millions)	2004	2003	2002
Net unrealized (losses) gains on securities available-for-sale arising during the period:
Gross unrealized (losses) gains	$(138.4)	$99.1	$551.9
Adjustment to DAC	98.0	61.1	(213.1)
Adjustment to VOBA	5.4	(0.2)	(10.4)
Adjustment to future policy benefits and claims	(9.2)	13.6	(133.2)
Adjustment to policyholder dividend obligation	(23.2)	(42.2)	—
Related federal income tax benefit (expense)	23.5	(46.0)	(68.3)

Net unrealized (losses) gains	(43.9)	85.4	126.9

Reclassification adjustment for net realized losses on securities available-for-sale realized during the period:
Gross unrealized losses	10.0	72.4	92.6
Related federal income tax benefit	(3.5)	(25.3)	(32.4)

Net reclassification adjustment	6.5	47.1	60.2

Other comprehensive (loss) income on securities available-for-sale	(37.4)	132.5	187.1

Accumulated net holding (losses) gains on cash flow hedges:
Unrealized holding (losses) gains	(54.3)	(42.9)	16.4
Related federal income tax benefit (expense)	19.0	15.0	(5.7)

Other comprehensive (loss) income on cash flow hedges	(35.3)	(27.9)	10.7

Total other comprehensive (loss) income	$(72.7)	$104.6	$197.8

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the years ended December 31, 2004, 2003 and 2002, respectively.

(19) Pension Plan, Postretirement Benefits Other than Pensions and Retirement Savings Plan

The Company, together with other affiliated companies, excluding NFN, sponsors pension plans covering all employees of participating companies who have completed at least one year of service and who have met certain age requirements. Plan contributions are invested in a group annuity contract issued by NLIC. All participants are eligible for benefits based on an account balance feature. Most participants are eligible for benefits based on the highest average annual salary of a specified number of consecutive years of the last ten years of service, if it is of greater value than the account balance feature. The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work efforts benefit the Company.

Pension costs charged to operations by the Company during the years ended December 31, 2004, 2003 and 2002 were $14.3 million, $12.3 million and $11.5 million, respectively. The Company recorded prepaid pension assets of $14.6 million and $7.7 million as of December 31, 2004 and 2003, respectively.

In addition to the defined benefit pension plan, the Company, together with certain other affiliated companies, participates in life and health care defined benefit plans for qualifying retirees. Postretirement life and health care benefits are contributory and generally are available to full-time employees, hired prior to June 1, 2000, who have attained age 55 and have accumulated 15 years of service with the Company after reaching age 40. Postretirement health care benefit contributions are adjusted annually and contain cost-sharing features such as deductibles and coinsurance. In addition, there are caps on the Company’s portion of the per-participant cost of the postretirement health care benefits. These caps can increase annually, by no more than 3% through 2006, at which time the cap will be frozen. The Company’s policy is to fund the cost of health care benefits in amounts determined at the discretion of management. Plan assets are invested primarily in group annuity contracts of NLIC.

After the acquisition of NFN, the existing retiree medical and life insurance benefits were continued through December 31, 2002. Effective January 1, 2003, the continuation of these benefits was assumed under the Nationwide benefit plans. A separate retiree medical and life insurance contribution schedule was maintained. All other Nationwide plan provisions apply to NFN retirees on the same basis as for all Nationwide retirees.

The Company’s accrued postretirement benefit expense as of December 31, 2004 and 2003 was $77.2 million and $77.3 million, respectively. The net periodic benefit cost for the Company’s postretirement benefit plan as a whole was $3.4 million, $3.3 million and $3.7 million for 2004, 2003 and 2002, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The following table summarizes information regarding the funded status of the Company’s pension plan as a whole and the postretirement benefit plan as a whole, both of which are U.S. plans, as of the years ended December 31:

	Pension benefits		Postretirement benefits
(in millions)	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$2,457.0	$2,236.2	$306.8	$269.7
Service cost	121.8	104.0	9.2	9.9
Interest cost	134.0	131.7	17.5	19.5
Participant contributions	—	—	4.1	4.2
Plan amendment	—	1.6	(13.3)	—
Actuarial loss (gain)	125.7	85.1	(10.1)	(2.8)
Benefits paid	(105.4)	(101.6)	(22.3)	(20.4)
Impact of plan merger	—	—	—	26.7

Benefit obligation at end of year	2,733.1	2,457.0	291.9	306.8

Change in plan assets:
Fair value of plan assets at beginning of year	2,242.4	1,965.0	127.5	106.9
Actual return on plan assets	187.3	265.4	6.2	16.5
Employer contributions[1]	130.0	113.6	20.1	20.3
Participant contributions	—	—	4.1	4.2
Benefits paid[1]	(105.4)	(101.6)	(22.3)	(20.4)

Fair value of plan assets at end of year	2,454.3	2,242.4	135.6	127.5

Funded status	(278.8)	(214.6)	(156.3)	(179.3)
Unrecognized prior service cost	25.8	30.3	(103.0)	(103.3)
Unrecognized net loss	298.2	192.1	48.0	56.9
Unrecognized net asset at transition	(1.2)	(2.5)	—	—

Prepaid (accrued) benefit cost, net	$44.0	$5.3	$(211.3)	$(225.7)

Accumulated benefit obligation	$2,271.6	$2,020.2	N/A	N/A

[1]	Employer contributions and benefits paid include only those amounts contributed directly to or paid directly from plan assets.

As a result of the 2004 postretirement health plan change, the effect of a 1% increase or decrease in the assumed health care cost trend rate on the accumulated postretirement benefit obligation (APBO) as a whole as of December 31, 2004 is $1.7 million. There is no effect on the service and interest cost for the year because health care cost trend had no material effect on plan liabilities or expense prior to the plan change at the end of 2004. Prior to 2004, the postretirement health plan costs approximated the employer dollar caps, and the health care cost trend had an immaterial effect on plan obligations and expense for the postretirement benefit plan as a whole. For this reason, the effect of a 1% increase or decrease in the assumed health care cost trend rate on the APBO as of December 31, 2003 and on the net periodic benefit cost for the year ended December 31, 2003 was not calculated.

Effective January 1, 2003, the pension plan was amended to improve benefits for certain participants, resulting in an increase in the projected benefit of $1.6 million. Two significant plan changes were enacted to the

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

postretirement benefit plans as of December 31, 2002. The postretirement medical plan was revised to reflect the current expectation that there will be no further increases in the benefit cap after 2006. Prior to 2007, it is assumed that benefit caps will increase by 3% per year, at which time the cap will be frozen. The postretirement death benefit plan was revised to reflect that all employer subsidies will be phased out beginning in 2007. The 2007 subsidy is assumed to be 2/3 of the current subsidy, and the 2008 subsidy is assumed to be 1/3 of the current amount. There is no employer subsidized benefit assumed after 2008.

The plan sponsor and all participating employers, including the Company, expect to contribute $125.0 million to the pension plan and $18.0 million, including $0.9 million for NFN, to the postretirement benefit plan in 2005.

The following table summarizes benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

(in millions)	Pension benefits	Postretirement benefits
2005	$110.2	$23.7
2006	112.0	20.6
2007	114.4	20.1
2008	117.6	19.6
2009	125.1	19.1
2010-2014	761.5	107.7

The following table summarizes the weighted average assumptions used to calculate the benefit obligation and funded status of the Company’s pension plan as a whole and the postretirement benefit plan as a whole as of the December 31 measurement date for all plans:

	Pension benefits		Postretirement benefits
	2004	2003	2004	2003
Discount rate	5.00%	5.50%	5.70%	6.10%
Rate of increase in future compensation levels	3.50%	4.00%	—	—
Assumed health care cost trend rate:
Initial rate	—	—	10%[1]	11.00%[1]
Ultimate rate	—	—	5.2%[1]	5.20%[1]
Declining period	—	—	10 Years	11 Years

[1]	The 2004 initial rate was 11.0% for participants over age 65, with an ultimate rate of 5.7%, and the 2003 initial rate was 12.0% for participants over age 65, with an ultimate rate of 5.6%.

The pension plan employs a total return investment approach using a mix of equities and fixed income investments to maximize the long-term return on plan assets in exchange for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Plan language requires investment in a group annuity contract backed by fixed investments with an interest rate guarantee to match liabilities for specific classes of retirees. On a periodic basis, the portfolio is analyzed to establish the optimal mix of assets given current market conditions given the risk tolerance. In the most recent study, asset sub-classes were considered in debt securities (diversified U.S. investment grade bonds, diversified high-yield U.S. securities, international fixed income, emerging markets and commercial mortgage loans) and equity investments (domestic equities, private equities, international equities,

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

emerging market equities and real estate investments). Each asset sub-class chosen contains a diversified blend of securities from that sub-class. Investment mix is measured and monitored continually through regular investment reviews, annual liability measurements and periodic asset/liability studies.

The following table summarizes the asset allocation for the Company’s pension plan as a whole at the end of 2004 and 2003 and the target allocation for 2005, by asset category:

	Target allocation percentage 2005	Percentage of plan assets at end of
Asset Category		2004	2003
Equity securities	40 - 65%	48%	45%
Debt securities	25 - 50%	52%	55%
Real estate	0 - 10%	—	—

Total	—	100%	100%

The postretirement benefit plan employs a total return investment approach using a mix of equities and fixed income investments to maximize the long-term return on plan assets in exchange for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Plan investments for retiree life insurance benefits generally include a retiree life insurance contract issued by NLIC. For retiree medical liabilities, plan investments include both a group annuity contract issued by NLIC backed by fixed investments with an interest rate guarantee and a separate account invested in diversified U.S. equities. Investment mix is measured and monitored continually through regular investment reviews, annual liability measurements and periodic asset/liability studies.

The following table summarizes the asset allocation for the Company’s postretirement benefit plan as a whole at the end of 2004 and 2003 and the target allocation for 2005, by asset category:

	Target allocation percentage 2005	Percentage of plan assets at end of
Asset Category		2004	2003
Equity securities	50 - 80%	60%	59%
Debt securities	20 - 50%	35%	35%
Other	0 - 10%	5%	6%

Total	—	100%	100%

The following table summarizes the components of net periodic benefit cost for the Company’s pension plan as a whole for the years ended December 31:

(in millions)	2004	2003	2002
Service cost	$121.8	$104.0	$103.3
Interest cost	134.0	131.7	135.6
Expected return on plan assets	(167.7)	(156.7)	(178.6)
Recognized net actuarial loss	—	0.1	—
Amortization of prior service cost	4.5	4.5	4.4
Amortization of unrecognized transition asset	(1.3)	(1.3)	(1.3)

Net periodic benefit cost	$91.3	$82.3	$63.4

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The following table summarizes the weighted average assumptions used to calculate the Company’s net periodic benefit cost, set at the beginning of each year, for the pension plan as a whole:

	2004	2003	2002
Discount rate	5.50%	6.00%	6.50%
Rate of increase in future compensation levels	4.00%	4.50%	4.75%
Expected long-term rate of return on plan assets	7.25%	7.75%	8.25%

The Company employs a prospective building block approach in determining the expected long-term rate of return on plan assets. This process is integrated with the determination of other economic assumptions such as discount rate and salary scale. Historical markets are studied, and long-term historical relationships between equities and fixed income investments are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run, called a risk premium. Historical risk premiums are used to develop expected real rates of return for each asset sub-class. The expected real rates of return, reduced for investment expenses, are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return will vary by plan and will change when the plan’s target investment portfolio changes. Current market factors such as inflation and interest rates are incorporated into the process. For a given measurement date, the discount rate is set by reference to the yield on high-quality corporate bonds to approximate the rate at which plan benefits could effectively be settled. The historical real rate of return is subtracted from these bonds to generate an assumed inflation rate. The expected long-term rate of return on plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market do not impact the expected risk premiums. However, as the yield for the reference bond fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

The following table summarizes the components of net periodic benefit cost for the Company’s postretirement benefit plan as a whole for the years ended December 31:

(in millions)	2004	2003	2002
Service cost	$9.2	$9.9	$13.2
Interest cost	17.5	19.5	22.5
Expected return on plan assets	(8.9)	(8.0)	(9.2)
Recognized net actuarial loss	—	—	0.6
Net amortization and deferral	(12.1)	(9.9)	(0.5)

Net periodic benefit cost	$5.7	$11.5	$26.6

The following table summarizes the weighted average assumptions used to calculate the Company’s net periodic benefit cost, set at the beginning of each year, for the postretirement benefit plan as a whole:

	2004	2003	2002
Discount rate	6.10%	6.60%	7.25%
Expected long-term rate of return on plan assets	7.00%	7.50%	7.75%
Assumed health care cost trend rate:
Initial rate	11%[1]	11.3%[1]	11.00%
Ultimate rate	5.2%[1]	5.7%[1]	5.50%
Declining period	11 Years	11 Years	4 Years

[1]	The 2004 initial rate was 11.0% for participants over age 65, with an ultimate rate of 5.7%, and the 2003 initial rate was 12.0% for participants over age 65, with an ultimate rate of 5.6%.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The following table summarizes information regarding the funded status of the NFN qualified pension plan, a U.S. plan, as of the years ended December 31:

(in millions)	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$112.2	$114.0
Service cost	1.5	1.5
Interest cost	5.6	6.7
Actuarial loss	6.8	6.9
Benefits paid	(23.6)	(16.9)

Benefit obligation at end of year	102.5	112.2

Change in plan assets:
Fair value of plan assets at beginning of year	135.5	127.9
Actual return on plan assets	12.8	23.3
Employer contributions	12.2	1.2
Benefits paid	(23.6)	(16.9)

Fair value of plan assets at end of year	136.9	135.5

Funded status	34.4	23.3
Unrecognized net gain	(8.2)	(11.3)

Prepaid benefit cost, net	$26.2	$12.0

Accumulated benefit obligation	$100.1	$109.6

The following table summarizes NFS benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

(in millions)	Pension benefits
2005	$10.8
2006	10.6
2007	8.8
2008	8.3
2009	8.1
2010-2014	48.3

The following table presents aggregate information for the NFN pension plan with an accumulated benefit obligation in excess of plan assets and benefit obligations in excess of plan assets as of December 31:

(in millions)	2004	2003
Accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$15.0	$26.5
Accumulated benefit obligation	15.0	26.5
Fair value of plan assets	—	—

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The following table summarizes the weighted average assumptions used to calculate the benefit obligation and funded status of the NFN pension plan as of the December 31 measurement date:

	2004	2003
Discount rate	5.00%	5.50%
Rate of increase in future compensation levels	3.50%	4.00%

The following table summarizes the asset allocation for the NFN pension plan at the end of 2004 and 2003 and the target allocation for 2005, by asset category:

	Target allocation percentage 2005	Percentage of plan assets at end of
Asset Category		2004	2003
Equity securities	62 - 68%	66%	58%
Debt securities	32 - 38%	34%	42%
Other	0 - 10%	—	—

Total	—	100%	100%

The NFN pension plan employs a total return investment approach using a mix of equities and fixed income investments to maximize the long-term return of plan assets in exchange for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities and funded status. During 2003, the plan received a significant amount of NFS stock due to the Provident demutualization and obtained a prohibited transaction exemption from the U.S. Department of Labor permitting liquidation of the NFS stock during calendar year 2003. On a quarterly basis, the portfolio of investments within the annuity contract issued by NFN is analyzed in light of current market conditions and rebalanced to match the target allocations.

The following table summarizes the components of net periodic benefit cost for the NFN pension plan for the years ended December 31:

(in millions)	2004	2003
Service cost	$1.5	$1.5
Interest cost	5.6	6.7
Expected return on plan assets	(9.1)	(9.0)

Net periodic benefit cost	$(2.0)	$(0.8)

The following table summarizes the weighted average assumptions used to calculate net periodic benefit cost, set at the beginning of each year, for the NFN pension plan:

	2004	2003
Discount rate	5.50%	6.00%
Rate of increase in future compensation levels	4.00%	4.50%
Expected long-term rate of return on plan assets	7.00%	7.50%

The Company employs a prospective building block approach in determining the long-term expected rate of return on plan assets. This process is integrated with the determination of other economic assumptions such as discount rate and salary scale. Historical markets are studied, and long-term historical relationships between

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

equities and fixed income investments are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run, called a risk premium. Historical risk premiums are used to develop expected real rates of return for each asset sub-class. The expected real rates of return, reduced for investment expenses, are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return will vary by plan and will change when the plan’s target investment portfolio changes. Current market factors such as inflation and interest rates are incorporated into the process. For a given measurement date, the discount rate is set by reference to the yield on high-quality corporate bonds to approximate the rate at which plan benefits could effectively be settled. The historical real rate of return is subtracted from these bonds to generate an assumed inflation rate. The expected long-term rate of return on plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market are not allowed to impact the expected risk premiums. However, as the yield for the reference bond fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

The Company, together with other affiliated companies, sponsors defined contribution retirement savings plans covering substantially all employees of the Company. Employees may make salary deferral contributions of up to 80%. Salary deferrals of up to 6% are subject to a 50% Company match. The Company’s expense for contributions to these plans totaled $7.7 million, $7.5 million and $6.5 million for 2004, 2003 and 2002, respectively, including $0.5 million related to discontinued operations for 2002.

The Company maintains a qualified defined benefit pension plan and several nonqualified defined benefit supplemental executive retirement, excess benefit and deferred compensation plans covering NFN employees. In addition, through 2002, the Company maintained other postretirement benefit plans that included medical benefits for NFN retirees and their spouses (and Medicare part B reimbursement for certain retirees) and retiree life insurance. As discussed earlier in this note, this plan was merged into the Nationwide plan effective January 1, 2003.

(20) NFN Acquisition

On October 1, 2002, NFS closed on a series of transactions that resulted in the acquisition of 100 percent of the economic and voting interests of Provident and its subsidiaries. Immediately prior to the acquisition, Provident converted from a mutual insurance company into a stock company. Upon demutualization, Eagle Acquisition Corporation, a wholly-owned subsidiary of NFS formed solely for the purposes of this transaction, merged with and into Provident, with Provident surviving as a wholly-owned subsidiary of NFS. Provident was renamed NLICA and, together with its subsidiaries, currently operates under the name NFN. The results of NFN’s operations are included in the consolidated financial statements of NFS beginning October 1, 2002.

NFN offers a broad range of life insurance, annuity and pension products and related financial services. Its insurance products and services are marketed through a sales force of career financial consultants, independent insurance agents, a retirement services sales force and an affiliated broker/dealer (1717 Capital Management Company), all of which further expand the Company’s distribution network.

The aggregate purchase price was $1.13 billion, which was funded through a combination of the issuance of 31.9 million shares of NFS Class A common stock, including approximately 50,000 shares issued after September 30, 2003, valued at $843.2 million; the payment of $235.1 million in cash; and the issuance of $48.0 million of policy credits. Of the total consideration, $62.4 million was funded by Provident, and the remainder

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

was funded by NFS with existing resources, including funds raised by the Company in the form of senior debt issued in June 2002. The value of the shares of Class A common stock issued in this transaction was based on the average closing stock price covering the period extending two days before and after the date the consideration elections were closed.

The Company originally recorded a liability totaling $3.8 million for anticipated severance costs associated with integration plans related to the NFN acquisition that were contemplated at the time of closing, but not finalized and approved by management until June 2003. This amount was recorded as an adjustment to the purchase price allocation including an increase in goodwill of $2.5 million, net of taxes. As of December 31, 2004, $3.6 million had been paid against this liability. Other costs related to these integration activities are expensed as incurred.

In addition, the fair values of certain items that were estimated at the time of closing have been adjusted to the final fair value calculations in 2003. These adjustments resulted in an increase in goodwill of $6.9 million, net of tax, in 2003.

The goodwill generated by this transaction, including the adjustments discussed above, totaled $223.7 million, none of which is expected to be deductible for tax purposes.

(21) Related Party Transactions

The Company has entered into significant, recurring transactions and agreements with NMIC and other affiliates as a part of its ongoing operations. The nature of the transactions and agreements include annuity and life insurance contracts, reinsurance agreements, cost sharing agreements, administration services agreements, marketing agreements, office space leases, intercompany repurchase agreements and cash management services agreements. Measures used to allocate expenses among companies include individual employee estimates of time spent, special cost studies, the number of full-time employees, commission expense and other methods agreed to by the participating companies and that are within industry guidelines and practices. In addition, Nationwide Services Company, LLC (NSC), a subsidiary of NMIC, provides computer, telephone, mail, employee benefits administration and other services to NMIC and certain of its direct and indirect subsidiaries, including the Company, based on specified rates for units of service consumed. For the years ended December 31, 2004, 2003 and 2002, the Company made payments to NMIC and NSC totaling $221.7 million, $186.8 million and $146.1 million, respectively. The Company does not believe that expenses recognized under these agreements are materially different than expenses that would have been recognized had the Company operated on a stand-alone basis.

The Company has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $5.97 billion and $5.42 billion as of December 31, 2004 and 2003, respectively. Total revenues from these contracts were $142.2 million, $143.4 million and $148.7 million for the years ended December 31, 2004, 2003 and 2002, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances was $109.2 million, $114.1 million and $115.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The terms of these contracts are consistent in all material respects with what the Company offers to unaffiliated parties who are similarly situated.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The 401(k) Companies, Inc., a wholly-owned subsidiary of NFS, serves as the administrator of certain defined contribution plans sponsored by NMIC and its affiliates. Total revenues reported by The 401(k) Companies, Inc. related to these administration services totaled $2.9 million, $2.7 million and $2.9 million during 2004, 2003 and 2002, respectively, and are included in the total revenue amounts reported in the paragraph above.

In connection with the demutualization of NFN, described in Note 20, certain NFN benefit plans that hold investments in group annuity contracts issued by NFN received 1,071,721 shares of NFS Class A common stock, all of which had been sold as of December 31, 2003, including 671,426 shares that were sold in 2003.

Funds of GGI, an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of December 31, 2004 and 2003, customer allocations to GGI funds totaled $17.93 billion and $14.43 billion, respectively. For the years ended December 31, 2004 and 2003, GGI paid the Company $55.0 million and $42.6 million, respectively, for the distribution and servicing of these funds. In addition, the Company entered into a renewable three-year Marketing and Support Services Agreement with GGI effective June 28, 2002. Under this agreement, the Company receives quarterly fees of $1.0 million in exchange for certain marketing and support of GGI product offerings.

In connection with the NFN acquisition, described in Note 20, the Company entered into a servicing agreement with GGI related to the Market Street Fund reorganization. Under the servicing agreement, the Company received a payment of $3.9 million from GGI, which represented the fair value of the underlying intangibles at the date of the transaction.

NLIC has a reinsurance agreement with NMIC whereby all of NLIC’s accident and health business not ceded to unaffiliated reinsurers is ceded to NMIC on a modified coinsurance basis. Either party may terminate the agreement on January 1 of any year with prior notice. Under a modified coinsurance agreement, the ceding company retains invested assets, and investment earnings are paid to the reinsurer. Under the terms of NLIC’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC for the years ended December 31, 2004, 2003 and 2002 were $335.6 million, $286.7 million and $325.0 million, respectively, while benefits, claims and expenses ceded were $336.0 million, $247.5 million and $328.4 million, respectively.

Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that is paid to Nationwide agents. These costs cover product development and promotion, sales literature, rent and similar items. Payments under this agreement totaled $23.2 million, $24.8 million and $24.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company leases office space from NMIC and certain of its subsidiaries. For the years ended December 31, 2004, 2003 and 2002, the Company made lease payments to NMIC and its subsidiaries of $18.4 million, $18.0 million and $20.8 million, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of December 31, 2004 and 2003, the Company had no borrowings from affiliated entities under such agreements. During 2004, 2003 and 2002, the most the Company

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

had outstanding at any given time was $227.7 million, $126.0 million and $224.9 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained from unaffiliated parties.

The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC for the benefit of the Company were $641.3 million and $761.4 million as of December 31, 2004 and 2003, respectively, and are included in short-term investments on the consolidated balance sheets. For each of the years in the three-year period ending December 31, 2004, the Company paid NCMC fees totaling less than $0.1 million under this agreement.

The Company and an affiliate are currently developing a browser-based policy administration and online brokerage software application for defined benefit plans. In connection with the development of this application, the Company made net payments, which were expensed, to that affiliate related to development totaling $5.3 million and $1.6 million for the years ended December 31, 2004 and 2003, respectively.

Through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC, as described in Note 15. Beginning October 1, 2002, NFS files a consolidated federal tax return with its non-life insurance company subsidiaries. Total payments to (from) NMIC were $37.4 million, $(0.2) million and $47.3 million for the years ended December 31, 2004, 2003 and 2002 respectively. Payments made in 2004 and 2003 related to tax years prior to deconsolidation.

In June 2002, NFS exchanged all of its shares of common stock of GGI and NSI for approximately 9.1 million shares of NFS Class B common stock held by Nationwide Corp. NFS’ interests in GGI and NSI were valued at approximately $362.8 million in these transactions. A special committee of independent directors of the NFS Board of Directors reviewed and recommended approval of the transaction by the full Board of Directors, which was obtained. As required by NFS’ Restated Certificate of Incorporation, the shares Nationwide Corp. exchanged were automatically converted from Class B common stock to Class A common stock upon return to NFS. NFS has retained these Class A shares in treasury for future issuance. The GGI and NSI transactions were between related parties and have therefore been recorded at carrying value of the underlying components of the transactions rather than fair value. As a result of these transactions, NFS recorded the NFS Class A shares received as treasury stock at Nationwide Corp.’s carrying value of these shares. NFS recorded the $110.4 million excess of Nationwide Corp’s carrying value of NFS shares exchanged over the carrying value of GGI and NSI, net of transaction costs, as a credit to additional paid-in-capital upon closing. These transactions are intended to qualify as tax-free exchanges. The results of the operations of GGI and NSI are reflected as discontinued operations for all periods presented.

On May 31, 2002, NFS purchased from existing shareholders an additional interest in TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial), a leading COLI producer, for $40.7 million. The shareholders primarily consisted of management and employees of TBG Financial. This additional investment increased NFS’ ownership of TBG Financial to 63%. As a result of the acquisition of these additional shares, the results of TBG Financial are included in the consolidated financial statements of the Company beginning May 31, 2002. As a result of the increase in ownership and the consolidation of TBG Financial, the Company recorded an increase in goodwill in the Individual Protection segment totaling $62.6 million.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

On February 5, 2002, NFS purchased from existing shareholders for $3.9 million the remaining 10% of shares of The 401(k) Companies, Inc. not owned by NFS. The shareholders primarily consisted of management and employees of The 401(k) Companies, Inc. This transaction generated $2.9 million of goodwill in the Retirement Plans segment.

(22) Contingencies

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

The financial services industry, including mutual fund, variable annuity, life insurance and distribution companies, has also been the subject of increasing scrutiny by regulators, legislators and the media over the past two years. Numerous regulatory agencies, including the SEC, the NASD and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. The Company has been contacted by the SEC and the New York State Attorney General, who are investigating market timing in certain mutual funds offered in insurance products sponsored by the Company. The Company is cooperating with this investigation and is responding to information requests.

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales by producers on behalf of either the issuer or the purchaser. Also under investigation are compensation arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates. Related investigations and proceedings may be commenced in the future. The Company has been contacted by regulatory agencies and state attorneys general for information relating to these investigations into compensation and bidding arrangements, anti-competitive activities and unsuitable sales practices. The Company is cooperating with regulators in connection with these inquiries. NMIC, NFS’ ultimate parent, has been contacted by certain regulators for information on these issues with respect to its operations and the operations of its subsidiaries, including the Company. The Company will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass its operations.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

These proceedings are expected to continue in the future, and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry, including life insurance and annuity companies. These proceedings could also affect the outcome of one or more of the Company’s litigation matters.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff purports to represent a class of persons in the United States who, through their ownership of a Nationwide annuity or insurance product, held units of any Nationwide sub-account invested in mutual funds which included foreign securities in their portfolios and which allegedly experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. The plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. The plaintiffs moved to remand on June 28, 2004. On July 12, 2004, NLIC filed a memorandum opposing remand and requesting a stay pending the resolution of an unrelated case covering similar issues, which is an appeal from a decision of the same District Court remanding a removed market timing case to an Illinois state court. On July 30, 2004, the U.S. District Court granted NLIC’s request for a stay pending a decision by the Seventh Circuit on the unrelated case mentioned above. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding there entitled In Re Mutual Funds Investment Litigation. This lawsuit is in a preliminary stage, and NLIC intends to defend it vigorously.

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation, (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders, (3) civil conspiracy, and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the complaint on June 1, 2004. On February 8, 2005 the court denied the motion to dismiss. The Company intends to defend this lawsuit vigorously.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

On May 1, 2003, NLIC was named in a class action lawsuit filed in the United States District Court for the Eastern District of Louisiana entitled Edward Miller, Individually, and on behalf of all others similarly situated, v. Nationwide Life Insurance Company. The complaint alleges that in 2001, plaintiff Edward Miller purchased three group modified single premium variable annuities issued by NLIC. The plaintiff alleges that NLIC represented in its prospectus and promised in its annuity contracts that contract holders could transfer assets without charge among the various funds available through the contracts, that the transfer rights of contract holders could not be modified and that NLIC’s expense charges under the contracts were fixed. The plaintiff claims that NLIC has breached the contracts and violated federal securities laws by imposing trading fees on transfers that were supposed to have been without charge. The plaintiff seeks compensatory damages and rescission on behalf of himself and a class of persons who purchased this type of annuity or similar contracts issued by NLIC between May 1, 2001 and April 30, 2002 inclusive and were allegedly damaged by paying transfer fees. NLIC’s motion to dismiss the complaint was granted by the District Court on October 28, 2003. The plaintiff appealed that dismissal to the United States Court of Appeals for the Fifth Circuit. On November 22, 2004, the Fifth Circuit Court of Appeals affirmed the judgment of the District Court dismissing the complaint. The time for further appeal by the plaintiff has expired.

On August 15, 2001, the Company was named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 5, 2001 to include class action allegations and have subsequently amended their complaint three times. As amended, in the current complaint the plaintiffs seek to represent a class of ERISA qualified retirement plans that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that the Company breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by the Company, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On December 13, 2001, the plaintiffs filed a motion for class certification. The plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On July 6, 2004, the Company filed a Revised Memorandum in Support of Summary Judgment. The plaintiffs have opposed that motion. The Company intends to defend this lawsuit vigorously.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(23) Securitization Transactions

The Company has sold $469.3 million of credit enhanced equity interests in Tax Credit Funds to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 4.60% to 5.25% over periods ending between 2002 and 2021 and as of December 31, 2004 held guarantee reserves totaling $4.7 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.27 billion. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. During 2004 and 2003, $0.1 million and $3.1 million of stabilization collateral had been released into income, respectively.

To the extent there are cash deficits in any specific property owned by the Tax Credit Funds, property reserves, property operating guarantees and reserves held by the Tax Credit Funds are exhausted before the Company is required to perform under its guarantees. To the extent the Company is ever required to perform under its guarantees, it may recover any such funding out of the cash flow distributed from the sale of the underlying properties of the Tax Credit Funds. This cash flow distribution would be paid to the Company prior to any cash flow distributions to unrelated third party investors.

(24) Variable Interest Entities

As of December 31, 2004, the Company had relationships with 14 VIEs where the Company was the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured products transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Tax Credit Funds to third party investors where the Company provides guaranteed returns (see Note 23). Effective January 1, 2004, the Company began applying the provisions of FIN 46R to these entities. FIN 46R did not require the restatement of any prior periods. As such, for periods subsequent to December 31, 2003, the results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities and related income in the accompanying consolidated financial statements.

The net assets of these VIEs totaled $366.4 million as of December 31, 2004. The most significant components of net assets were $32.1 million of mortgage loans on real estate, $401.2 million of other long-term investments, $35.6 million of other assets, $32.6 million of short-term debt, and $116.3 million of other liabilities. The total exposure to loss on these VIEs where the Company is the primary beneficiary was less than $0.1 million as of December 31, 2004. For the mortgage loan VIE, to which the short-term debt relates, the creditors have no recourse against the Company in the event of default by the VIE.

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in a number of Tax Credit Funds where the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 8 years and allow the Company

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but for which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $50.8 million as of December 31, 2004.

(25) Segment Information

Management of the Company views its business primarily based on the underlying products, and this is the basis used for defining its reportable segments. During the second quarter of 2004, the Company reorganized its segment reporting structure and now reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The Company has reclassified segment results for all prior periods presented to be consistent with the new reporting structure. The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes and the cumulative effect of adoption of accounting principles, if any, to exclude net realized gains and losses on investments, hedging instruments and hedged items, except for periodic net coupon settlements on non-qualifying derivatives and realized gains and losses related to securitizations, if any.

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

The Retirement Plans segment is comprised of the Company’s private- and public-sector retirement plans business. This segment differs from the former Institutional Products segment because it no longer includes the results of the structured products and MTN businesses. The private sector includes IRC Section 401(k) business generated through fixed and variable annuities, Nationwide Trust Company, FSB, and The 401(k) Company. The public sector includes IRC Section 457 and Section 401(a) business in the form of fixed and variable annuities and administration-only business.

The Individual Protection segment consists of investment life products, including individual variable life, COLI and BOLI products, traditional life insurance products, universal life insurance and the results of TBG Insurance Services Corporation (TBG Financial). This segment is unchanged from the former Life Insurance segment. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

The Corporate and Other segment includes structured products business, the MTN program, net investment income not allocated to product segments, periodic net coupon settlements on non-qualifying derivatives, unallocated expenses, interest expense on debt, revenues and expenses of the Company’s non-insurance subsidiaries not reported in other segments, and realized gains and losses related to securitizations. This segment differs from the former Corporate segment as it now includes results from the structured products and MTN businesses, but no longer includes results from the advisory services program.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

The following table summarizes the Company’s business segment operating results for the years ended December 31:

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2004
Revenues:
Net investment income	$907.6	$647.6	$467.9	$242.6	$2,265.7
Other operating revenue	616.9	360.3	887.2	89.6	1,954.0
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(39.5)	(39.5)

Total revenues	1,524.5	1,007.9	1,355.1	292.7	4,180.2

Benefits and expenses:
Interest credited to policyholder account values	630.3	446.1	189.4	86.7	1,352.5
Amortization of DAC	287.8	39.9	114.4	—	442.1
Amortization of VOBA	7.5	4.7	40.1	—	52.3
Interest expense on debt	—	—	—	102.2	102.2
Other benefits and expenses	359.5	338.6	768.2	90.2	1,556.5

Total benefits and expenses	1,285.1	829.3	1,112.1	279.1	3,505.6

Income from continuing operations before federal income tax expense	239.4	178.6	243.0	13.6	$674.6

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	39.5

Pre-tax operating earnings	$239.4	$178.6	$243.0	$53.1

Assets as of period end	$55,473.3	$31,429.5	$17,976.3	$12,071.5	$116,950.6

2003
Revenues:
Net investment income	$888.7	$662.9	$462.6	$212.3	$2,226.5
Other operating revenue	538.7	290.4	889.3	84.4	1,802.8
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(85.1)	(85.1)

Total revenues	1,427.4	953.3	1,351.9	211.6	3,944.2

Benefits and expenses:
Interest credited to policyholder account values	661.3	458.9	193.3	77.9	1,391.4
Amortization of DAC	233.2	45.7	120.6	—	399.5
Amortization of VOBA	6.3	2.0	38.0	0.1	46.4
Interest expense on debt	—	—	0.1	96.1	96.2
Other benefits and expenses	341.1	297.9	784.7	69.2	1,492.9

Total benefits and expenses	1,241.9	804.5	1,136.7	243.3	3,426.4

Income (loss) from continuing operations before federal income tax expense	185.5	148.8	215.2	(31.7)	$517.8

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	85.1

Pre-tax operating earnings	$185.5	$148.8	$215.2	$53.4

Assets as of period end	$52,632.3	$31,054.3	$16,125.9	$11,275.7	$111,088.2

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2002
Revenues:
Net investment income	$702.3	$655.3	$361.7	$193.9	$1,913.2
Other operating revenue	532.7	264.0	642.5	27.0	1,466.2
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(88.3)	(88.3)

Total revenues	1,235.0	919.3	1,004.2	132.6	3,291.1

Benefits and expenses:
Interest credited to policyholder account values	531.6	467.8	188.2	91.5	1,279.1
Amortization of DAC	531.7	53.7	92.7	—	678.1
Amortization of VOBA	3.3	(0.3)	12.2	—	15.2
Interest expense on debt	—	—	—	76.8	76.8
Other benefits and expenses	289.5	258.5	524.4	36.0	1,108.4

Total benefits and expenses	1,356.1	779.7	817.5	204.3	3,157.6

Income (loss) from continuing operations before federal income tax expense	(121.1)	139.6	186.7	(71.7)	$133.5

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	88.3

Pre-tax operating earnings (loss)	$(121.1)	$139.6	$186.7	$16.6

Assets as of period end	$43,681.8	$27,940.9	$14,359.0	$9,578.6	$95,560.3

[1]	Excluding periodic net coupon settlements on non-qualifying derivatives.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(26) Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly results of operations for the years ended December 31:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenues:
Net investment income	$568.5	$547.2	$582.7	$567.3
Other operating revenue	471.8	482.7	483.0	507.8
Net realized (losses) gains on investments, hedging instruments and hedged items	(13.3)	(32.0)	(2.4)	16.9

Total revenues	1,027.0	997.9	1,063.3	1,092.0

Benefits and expenses:
Interest credited to policyholder account values	335.2	330.0	341.7	345.6
Amortization of deferred policy acquisition costs	111.1	108.7	101.9	120.4
Amortization of value of business acquired	12.5	13.9	15.6	10.3
Interest expense on debt	25.4	25.5	25.5	25.8
Other benefits and expenses	377.5	384.0	393.1	401.9

Total benefits and expenses	861.7	862.1	877.8	904.0

Income from continuing operations before federal income taxes	165.3	135.8	185.5	188.0
Federal income tax expense	42.3	31.6	49.1	46.2

Income from continuing operations	123.0	104.2	136.4	141.8
Cumulative effect of adoption of accounting principle, net of tax	(3.4)	—	—	—

Net income	$119.6	$104.2	$136.4	$141.8

Earnings per common share:
Basic	$0.79	$0.69	$0.90	$0.93
Diluted	$0.78	$0.68	$0.89	$0.93

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003 and 2002

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Revenues:
Net investment income	$547.0	$555.8	$565.3	$558.4
Other operating revenue	440.3	439.8	447.8	459.2
Net realized (losses) gains on investments, hedging instruments and hedged items	(49.0)	(18.2)	18.4	(20.6)

Total revenues	938.3	977.4	1,031.5	997.0

Benefits and expenses:
Interest credited to policyholder account values	346.7	350.3	349.4	345.0
Amortization of deferred policy acquisition costs	83.8	100.3	105.7	109.7
Amortization of value of business acquired	10.6	12.3	15.6	7.9
Interest expense on debt	22.7	24.2	24.7	24.6
Other benefits and expenses	385.3	363.2	369.1	375.3

Total benefits and expenses	849.1	850.3	864.5	862.5

Income from continuing operations before federal income expense	89.2	127.1	167.0	134.5
Federal income tax expense	17.2	30.6	41.4	30.2

Income from continuing operations	72.0	96.5	125.6	104.3
Cumulative effect of adoption of accounting principle, net of tax	—	—	—	(0.6)

Net income	$72.0	$96.5	$125.6	$103.7

Earnings per common share:
Basic	$0.47	$0.64	$0.83	$0.69
Diluted	$0.47	$0.63	$0.82	$0.69

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule I Consolidated Summary of Investments—Other Than Investments in Related Parties

As of December 31, 2004 (in millions)

Column A	Column B	Column C	Column D
Type of investment	Cost	Market value	Amount at which shown in the consolidated balance sheet
Fixed maturity securities available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. Government corporations	$155.1	$168.5	$168.5
Agencies not backed by the full faith and credit of the U.S. Government	1,168.6	1,249.3	1,249.3
Obligations of states and political subdivisions	266.8	267.1	267.1
Foreign governments	58.4	61.1	61.1
Public utilities	2,295.3	2,380.1	2,380.1
All other corporate	26,479.0	27,390.7	27,390.7

Total fixed maturity securities available-for-sale	30,423.2	31,516.8	31,516.8

Equity securities available-for-sale:
Common stocks:
Public utilities	17.5	19.9	19.9
Banks, trusts and insurance companies	20.7	25.9	25.9
Industrial, miscellaneous and all other	23.6	29.3	29.3
Nonredeemable preferred stocks	11.3	11.9	11.9

Total equity securities available-for-sale	73.1	87.0	87.0

Trading assets	14.5	15.9	15.9
Mortgage loans on real estate, net	9,280.8		9,267.5[1]
Real estate, net:
Investment properties	87.2		67.8[2]
Acquired in satisfaction of debt	22.4		21.6[2]
Properties occupied by the entity	26.2		18.9[2]

Total real estate, net	135.8		108.3

Policy loans	987.2		987.2
Other long-term investments	587.0		575.2[3,4]
Short-term investments, including amounts managed by a related party	2,009.9		2,009.9

Total investments	$43,511.5		$44,567.8

[1]	Difference from Column B is primarily due to valuation allowances due to impairments on mortgage loans on real estate (see Note 7 to the consolidated financial statements), hedges and commitment hedges on mortgage loans on real estate.
[2]	Difference from Column B primarily results from adjustments for accumulated depreciation.
[3]	Difference from Column B is primarily due to operating gains and/or losses of investments in limited partnerships.
[4]	Amount shown does not agree to the consolidated balance sheet due to unconsolidated related party investments in the amount of $29.0 million.

See accompanying report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule II Condensed Financial Information of Registrant (in thousands)

Condensed Balance Sheets		December 31,
		2004	2003
Assets
Investment in subsidiaries		$5,757,884	$5,457,580
Short-term investments, including amounts managed by a related party		78,797	34,557
Trading assets		15,872	4,861
Long-term investments		9,279	14,334
Cash		1,577	30
Investment in surplus notes from a subsidiary		700,000	700,000
Intangible assets		3,928	4,244
Goodwill		106,608	106,608
Other assets		59,082	64,258

Total assets		$6,733,027	$6,386,472

Liabilities and Shareholders’ Equity
Long-term debt		$1,404,364	$1,403,913
Other liabilities		113,551	107,117

Total liabilities		1,517,915	1,511,030

Shareholders’ equity		5,215,112	4,875,442

Total liabilities and shareholders’ equity		$6,733,027	$6,386,472

	Years Ended December 31,
Condensed Statements of Income	2004	2003	2002
Revenues:
Dividends received from subsidiaries	$175,000	$160,500	$522,974
Net investment income	56,333	49,248	39,570
Net realized (losses) gains on investments, hedging instruments and hedged items	(1,633)	(10,150)	8
Other income	92	526	—

Total revenues	229,792	200,124	562,552

Expenses:
Interest expense on long-term debt	96,723	95,264	76,406
Other operating expenses	3,836	3,999	3,187

Total expenses	100,559	99,263	79,593

Income before federal income tax benefit	129,233	100,861	482,959
Federal income tax benefit	(14,664)	(17,222)	(15,851)

Income from continuing operations before equity in undistributed net income of subsidiaries	143,897	118,083	498,810
Equity in undistributed net income (loss) of subsidiaries	358,162	279,765	(354,391)

Income from continuing operations	502,059	397,848	144,419
Discontinued operations, net of tax	—	—	(168)

Net income	$502,059	$397,848	$144,251

See accompanying notes to condensed financial statements and report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule II Condensed Financial Information of Registrant, Continued

Condensed Statements of Cash Flows (in thousands)	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$502,059	$397,848	$144,251
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income (loss) of subsidiaries	(358,162)	(279,765)	354,391
Amortization	4,031	6,659	5,606
Net realized (gains) losses on investments, hedging instruments and hedged items	1,633	10,150	(8)
Other, net	3,162	(16,011)	69,872

Net cash provided by operating activities	152,723	118,881	574,112

Cash flows from investing activities:
Cash paid to acquire companies and capital contributed to subsidiaries	(15,847)	(212,573)	(360,525)
Cash paid to acquire surplus note from subsidiary	—	(100,000)	(300,000)
Disposal of subsidiaries, net	—	—	(17,913)
Other, net	(50,025)	70,797	(126,904)

Net cash used in investing activities	(65,872)	(241,776)	(805,342)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	—	196,718	296,034
Cash dividends paid	(101,947)	(78,998)	(66,249)
Other, net	16,643	5,205	1,445

Net cash (used in) provided by financing activities	(85,304)	122,925	231,230

Net increase in cash	1,547	30	—
Cash, beginning of year	30	—	—

Cash, end of year	$1,577	$30	$—

See accompanying notes to condensed financial statements and report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule II Condensed Financial Information of Registrant, Continued

Notes to Condensed Financial Statements

(1) Organization and Presentation

Nationwide Financial Services, Inc. (NFS) is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies. This group includes Nationwide Financial Network (NFN), which refers to Nationwide Life Insurance Company of America (NLICA) and its subsidiaries, including the affiliated distribution network, and which was formerly referred to as Nationwide Provident. NFN was acquired through a series of transactions that are described in more detail in Note 20 to the consolidated financial statements of NFS and subsidiaries, which is included elsewhere in this report.

(2) Long-term Debt and Guarantees

The following table summarizes long-term debt as of December 31:

(in thousands)	2004	2003
$300.0 million principal, 8.00% senior notes, due March 1, 2027	$298,508	$298,484
$300.0 million principal, 6.25% senior notes, due November 15, 2011	298,928	298,807
$300.0 million principal, 5.90% senior notes, due July 1, 2012	298,610	298,373
$200.0 million principal, 5.625% senior notes, due February 13, 2015	199,039	198,971
$100.0 million principal, 7.899% junior subordinated debentures issued to a related party, due March 1, 2037	103,093	103,093
$200.0 million principal, 7.10% junior subordinated debentures issued to a related party, due October 31, 2028	206,186	206,186

Total long-term debt	$1,404,364	$1,403,914

The $300.0 million principal of 8.00% senior notes, due March 1, 2027, are redeemable, in whole or in part, at the option of NFS at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The $300.0 million principal of 6.25% senior notes, due November 15, 2011, were issued in November 2001 and are not redeemable prior to their maturity date. The $300.0 million principal of 5.90% senior notes, due July 1, 2012, issued in June 2002, and the $200.0 million principal of 5.625% senior notes due February 13, 2015, issued in February 2003, are redeemable, in whole or in part, at the option of NFS at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at a prevailing U.S. Treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date. The Company made interest payments on the senior notes of $71.7 million in 2004, $66.4 million in 2003 and $42.6 million in 2002.

The senior notes are not subject to any sinking fund payments. The terms of the senior notes contain various restrictive covenants including limitations on the disposition of subsidiaries. As of December 31, 2004 and 2003, NFS was in compliance with all such covenants.

Effective in 2003, the Company changed the reporting classification of NFS-obligated mandatorily redeemable capital and preferred securities of subsidiary trusts holding solely junior subordinated debentures of NFS, which totaled $300.0 million, to a component of long-term debt. Previously, the capital and preferred securities were specifically identified and classified between liabilities and shareholders’ equity. The Company

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule II Condensed Financial Information of Registrant, Continued

Notes to Condensed Financial Statements, Continued

believes that the new method is preferable, as it has utilized these structures as an additional source of long-term borrowing. In addition, the capital and preferred securities require periodic distributions of cash, and the underlying junior subordinated debentures of NFS have specified maturity dates, upon which time the remaining outstanding principal of those debentures is repaid.

In connection with the adoption of FIN 46R effective December 31, 2003, the Company has deconsolidated Financial Services Capital Trust (Trust I) and Nationwide Financial Services Capital Trust II (Trust II, or collectively, the Trusts), which were established in connection with the issuance of the mandatorily redeemable capital and preferred securities. As required by FIN 46R, prior periods were not restated. As a result at December 31, 2003, the Company reported as a component of long-term debt the junior subordinated debentures payable by NFS to the Trusts. Previously, the junior subordinated debentures were eliminated in consolidation, and the capital and preferred securities issued by these Trusts were recognized in the consolidated financial statements of NFS.

The Trusts, which are no longer included in the consolidated financial statements of NFS effective December 31, 2003, were formed under the laws of the State of Delaware. The Trusts exist for the exclusive purposes of: (i) issuing capital and preferred securities representing undivided beneficial interests in the assets of the Trusts; (ii) investing the gross proceeds from the sale of the capital and preferred securities in junior subordinated debentures of NFS; and (iii) engaging in only those activities necessary or incidental thereto. These junior subordinated debentures and the related income effects are not eliminated in the consolidated financial statements.

On March 11, 1997, Trust I sold, in a public offering, $100.0 million of 7.899% capital securities, representing preferred undivided beneficial interests in the assets of Trust I and generating net proceeds of $98.3 million. Concurrent with the sale of the capital securities, NFS sold to Trust I $103.1 million in principal amount of its 7.899% junior subordinated debentures due March 1, 2037. The junior subordinated debentures are the sole assets of Trust I and are redeemable by NFS in whole at any time or in part from time to time at par plus an applicable make-whole premium. The capital securities will mature or be called simultaneously with the junior subordinated debentures and have a liquidation value of $1,000 per capital security.

The capital securities, through obligations of NFS under the junior subordinated debentures, the Capital Securities Guarantee Agreement and the related Declaration of Trust and Indenture, are fully and unconditionally guaranteed by NFS. Distributions on the capital securities are cumulative and payable semi-annually in arrears.

On October 19, 1998, Trust II sold, in a public offering, 8 million shares, or $200.0 million, of 7.10% trust preferred securities representing preferred undivided beneficial interests in the assets of Trust II generating net proceeds of $193.7 million. Concurrent with the sale of the preferred securities, NFS sold to Trust II $206.2 million of junior subordinated debentures due October 31, 2028. The junior subordinated debentures are the sole assets of Trust II and as of December 31, 2003 were redeemable, in whole or in part, at a redemption price equal to the principal amount to be redeemed plus any accrued and unpaid interest. The preferred securities have a liquidation amount of $25 per security and must be redeemed by Trust II when the Junior Subordinated Debentures mature or are redeemed by NFS.

The preferred securities, through obligations of NFS under the junior subordinated debentures, the preferred securities Guarantee Agreement and the related Amended and Restated Declaration of Trust, are fully and unconditionally guaranteed by NFS. Distributions on the preferred securities are cumulative and payable quarterly. Including amortization of issue costs and amortization of a deferred loss on previous hedging transactions, the effective interest rate on the preferred securities is 7.41%.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule II Condensed Financial Information of Registrant, Continued

Notes to Condensed Financial Statements, Continued

Distributions on the capital and preferred securities were classified as interest expense in the consolidated statements of income. The Company made distributions of $22.8 million on the capital and preferred securities in 2004, 2003 and 2002.

(3) Related Party Transactions

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

NLIC made interest payments to NFS on surplus notes totaling $50.7 million in 2004, $47.1 million in 2003 and $30.1 million in 2002. Payments of interest and principal under the notes require the prior approval of the Ohio Department of Insurance.

In connection with the demutualization of Provident Mutual Insurance Company, described in Note 20, certain NFN benefit plans that hold investments in group annuity contracts issued by NFN received 1,071,721 shares of NFS Class A common stock, all of which had been sold as of December 31, 2003, including 671,426 shares that were sold in 2003.

See Note 21 to the consolidated financial statements of NFS and subsidiaries, which is included elsewhere in this report, for a discussion of other related party transactions.

See accompanying report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule III Supplementary Insurance Information

As of December 31, 2004, 2003 and 2002 and for each of the years then ended (in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Year: Segment[1]	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums[2]	Other policy claims and benefits payable[2]	Premium revenue
2004: Individual Investments	$2,094.6	$17,164.2			$90.8
Retirement Plans	304.9	10,579.5			—
Individual Protection	1,314.2	7,985.6			311.9
Corporate and Other	(152.6)	5,347.9			—

Total	$3,561.1	$41,077.2			$402.7

2003: Individual Investments	$2,052.1	$16,739.3			$93.4
Retirement Plans	303.3	9,991.2			—
Individual Protection	1,223.3	7,686.0			332.8
Corporate and Other	(248.8)	5,632.8			—

Total	$3,329.9	$40,049.3			$426.2

2002: Individual Investments	$1,885.6	$14,184.2			$69.4
Retirement Plans	305.3	9,660.3			—
Individual Protection	1,144.0	7,387.8			232.9
Corporate and Other	(308.0)	5,042.0			—

Total	$3,026.9	$36,274.3			$302.3

Column A	Column G	Column H	Column I	Column J	Column K
Year: Segment[1]	Net investment income[3]	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[3]	Premiums written
2004: Individual Investments	$907.6	$747.8	$287.8	$242.0
Retirement Plans	647.6	446.1	39.9	338.6
Individual Protection	467.9	700.2	114.4	257.4
Corporate and Other	242.6	86.7	—	90.2

Total	$2,265.7	$1,980.8	$442.1	$928.2

2003: Individual Investments	$888.7	$803.6	$233.2	$198.8
Retirement Plans	662.9	458.9	45.7	297.9
Individual Protection	462.6	720.2	120.6	257.8
Corporate and Other	212.3	77.9	—	69.2

Total	$2,226.5	$2,060.6	$399.5	$823.7

2002: Individual Investments	$702.3	$630.9	$531.7	$190.2
Retirement Plans	655.3	467.8	53.7	258.5
Individual Protection	361.7	527.2	92.7	185.4
Corporate and Other	193.9	91.5	—	36.0

Total	$1,913.2	$1,717.4	$678.1	$670.1

[1]	During the second quarter of 2004, the Company reorganized its segment reporting structure. The Company has reclassified segment results for all prior periods presented to be consistent with the new reporting structure.
[2]	Unearned premiums and other policy claims and benefits payable are included in Column C amounts.
[3]	Allocations of net investment income and certain operating expenses are based on numerous assumptions and estimates, and reported segment operating results would change if different methods were applied.

See accompanying report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule IV Reinsurance

As of December 31, 2004, 2003 and 2002 and for each of the years then ended (in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2004
Life insurance in-force	$172,064.4	$65,390.3	$2,226.6	$108,900.7	2.0%

Premiums:
Life insurance[1]	$454.4	$52.6	$0.6	$402.5	0.1%
Accident and health insurance	316.0	346.5	32.4	1.9	1705.3%

Total	$770.4	$399.1	$33.0	$404.4	8.2%

2003
Life insurance in-force	$170,607.5	$61,450.5	$295.7	$109,452.7	0.3%

Premiums:
Life insurance[1]	$463.8	$38.1	$0.7	$426.4	0.2%
Accident and health insurance	295.5	296.7	3.4	2.2	154.5%

Total	$759.3	$334.8	$4.1	$428.6	1.0%

2002
Life insurance in-force	$163,877.2	$58,180.5	$98.0	$105,794.7	0.1%

Premiums:
Life insurance[1]	$323.2	$21.4	$0.5	$302.3	0.2%
Accident and health insurance	305.8	308.3	3.2	0.7	457.1%

Total	$629.0	$329.7	$3.7	$303.0	1.2%

[1]	The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.

See accompanying report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule V Valuation and Qualifying Accounts

Years ended December 31, 2004, 2003 and 2002 (in millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions[1]	Balance at end of period
2004
Valuation allowances—mortgage loans on real estate	$32.4	$7.9	$—	$3.3	$37.0

2003
Valuation allowances—mortgage loans on real estate	$51.0	$(14.7)[2]	$—	$3.9	$32.4

2002
Valuation allowances—mortgage loans on real estate	$42.9	$1.5	$7.2	$0.6	$51.0

[1]	Amounts represent transfers to real estate owned and recoveries.
[2]	Amount includes a $16.5 million reduction of the allowance due to revision of the calculation methodology.

See accompanying report of independent registered public accounting firm.