Form 10-Q
period 2005-03-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2005-05-05
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

As of April 29, 2005, the registrant had 52,337,521 shares outstanding of its Class A common stock (par value $0.01 per share) and 95,633,767 shares outstanding of its Class B common stock (par value $0.01 per share).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I – FINANCIAL INFORMATION

ITEM 1 Unaudited Consolidated Financial Statements

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three months ended March 31,
	2005	2004
Revenues:
Policy charges	$312.9	$306.1
Life insurance premiums	95.9	96.7
Net investment income	585.3	568.5
Net realized gains (losses) on investments, hedging instruments and hedged items	26.3	(13.3)
Other	89.6	69.0

Total revenues	1,110.0	1,027.0

Benefits and expenses:
Interest credited to policyholder account values	340.6	335.2
Other benefits and claims	131.6	130.1
Policyholder dividends on participating policies	26.9	22.2
Amortization of deferred policy acquisition costs	125.5	111.1
Amortization of value of business acquired	12.0	12.5
Interest expense on debt	25.7	25.4
Other operating expenses	226.5	225.2

Total benefits and expenses	888.8	861.7

Income from continuing operations before federal income tax expense	221.2	165.3
Federal income tax expense	60.7	42.3

Income from continuing operations	160.5	123.0
Cumulative effect of adoption of accounting principle, net of taxes	—	(3.4)

Net income	$160.5	$119.6

Earnings per common share:
Basic	$1.05	$0.79
Diluted	$1.05	$0.78

Weighted average common shares outstanding:
Basic	152.7	152.0
Diluted	153.5	152.9

Cash dividends declared per common share	$0.19	$0.18

See accompanying notes to unaudited consolidated financial statements,

including Note 10 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $30,595.5 in 2005; $30,423.2 in 2004)	$31,188.2	$31,516.8
Equity securities (cost $64.2 in 2005; $73.1 in 2004)	77.5	87.0
Trading assets, at fair value	26.0	15.9
Mortgage loans on real estate, net	9,127.8	9,267.5
Real estate, net	108.6	108.3
Policy loans	921.9	987.2
Other long-term investments	581.8	604.2
Short-term investments, including amounts managed by a related party	2,126.1	2,009.9

Total investments	44,157.9	44,596.8

Cash	38.3	52.4
Accrued investment income	427.3	428.7
Deferred policy acquisition costs	3,706.0	3,561.1
Value of business acquired	477.0	480.4
Other intangible assets	48.6	48.7
Goodwill	400.5	382.3
Other assets	2,383.5	2,497.0
Assets held in separate accounts	64,366.8	64,903.2

Total assets	$116,005.9	$116,950.6

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$40,816.2	$41,077.2
Short-term debt	182.9	230.8
Long-term debt	1,406.4	1,406.0
Other liabilities	4,086.3	4,118.3
Liabilities related to separate accounts	64,366.8	64,903.2

Total liabilities	110,858.6	111,735.5

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized - 50.0 shares; issued and outstanding - none	—	—
Class A common stock, $0.01 par value; authorized - 750.0 shares; issued - 66.7 and 66.2 shares in 2005 and 2004, respectively; outstanding - 57.4 and 56.9 shares in 2005 and 2004, respectively	0.7	0.7
Class B common stock, $0.01 par value; authorized - 750.0 shares; issued and outstanding - 95.6 shares	1.0	1.0
Additional paid-in capital	1,647.8	1,634.6
Retained earnings	3,528.5	3,400.0
Accumulated other comprehensive income	222.6	432.2
Treasury stock	(251.4)	(251.4)
Other, net	(1.9)	(2.0)

Total shareholders’ equity	5,147.3	5,215.1

Total liabilities and shareholders’ equity	$116,005.9	$116,950.6

See accompanying notes to unaudited consolidated financial statements,

including Note 10 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2005 and 2004

(Unaudited)

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Other, net	Total shareholders’ equity
Balance as of December 31, 2003	$0.6	$1.0	$1,614.3	$3,006.4	$504.9	$(247.6)	$(4.2)	$4,875.4

Comprehensive income:
Net income	—	—	—	119.6	—	—	—	119.6
Net unrealized gains on securities available-for-sale arising during the period, net of taxes	—	—	—	—	153.9	—	—	153.9
Accumulated net gains on cash flow hedges, net of taxes	—	—	—	—	5.0	—	—	5.0

Total comprehensive income								278.5

Cash dividends declared	—	—	—	(26.3)	—	—	—	(26.3)
Other, net	—	—	6.3	0.1	—	(3.3)	0.5	3.6

Balance as of March 31, 2004	$0.6	$1.0	$1,620.6	$3,099.8	$663.8	$(250.9)	$(3.7)	$5,131.2

Balance as of December 31, 2004	$0.7	$1.0	$1,634.6	$3,400.0	$432.2	$(251.4)	$(2.0)	$5,215.1

Comprehensive loss:
Net income	—	—	—	160.5	—	—	—	160.5
Net unrealized losses on securities available-for-sale arising during the period, net of taxes	—	—	—	—	(213.5)	—	—	(213.5)
Accumulated net gains on cash flow hedges, net of taxes	—	—	—	—	3.9	—	—	3.9

Total comprehensive loss								(49.1)

Cash dividends declared	—	—	—	(29.1)	—	—	—	(29.1)
Other, net	—	—	13.2	(2.9)	—	—	0.1	10.4

Balance as of March 31, 2005	$0.7	$1.0	$1,647.8	$3,528.5	$222.6	$(251.4)	$(1.9)	$5,147.3

See accompanying notes to unaudited consolidated financial statements,

including Note 10 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$160.5	$119.6
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to policyholder account values	340.6	335.2
Capitalization of deferred policy acquisition costs	(133.0)	(156.9)
Amortization of deferred policy acquisition costs	125.5	111.1
Amortization and depreciation	33.7	39.1
Net realized (gains) losses on investments, hedging instruments and hedged items	(26.3)	13.3
Decrease (increase) in accrued investment income	1.4	(7.6)
Decrease (increase) in other assets	119.1	(9.0)
Increase in policy liabilities	3.0	89.5
(Decrease) increase in other liabilities	(61.2)	432.3
Other, net	(3.4)	(7.8)

Net cash provided by operating activities	559.9	958.8

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	2,121.4	1,008.7
Proceeds from sale of securities available-for-sale	929.1	222.3
Proceeds from repayments of mortgage loans on real estate	430.2	355.5
Proceeds from repayments of policy loans and sale of other invested assets	111.0	39.9
Cost of securities available-for-sale acquired	(3,143.2)	(1,415.1)
Cost of mortgage loans on real estate originated on acquired	(284.6)	(697.4)
Net change in short-term investments	(115.5)	277.0
Collateral received (paid) – securities lending, net	129.5	(77.3)
Acquisition of subsidiary, net of cash acquired	(18.0)	—
Other, net	4.2	(290.6)

Net cash provided by (used in) investing activities	164.1	(577.0)

Cash flows from financing activities:
Net change in short-term debt	(47.9)	96.4
Cash dividends paid	(27.5)	(19.8)
Investment and universal life insurance product deposits	680.1	1,283.4
Investment and universal life insurance product withdrawals	(1,353.1)	(1,723.7)
Other, net	10.3	3.0

Net cash used in financing activities	(738.1)	(360.7)

Net (decrease) increase in cash	(14.1)	21.1
Cash, beginning of period	52.4	11.5

Cash, end of period	$38.3	$32.6

See accompanying notes to unaudited consolidated financial statements,

including Note 10 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2005 and 2004

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries (NFS, or collectively, the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-K.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires companies to expense at fair value all costs resulting from share-based payment transactions, except for equity instruments held by employee share ownership plans. SFAS 123R also amended SFAS No. 95, Statement of Cash Flows, to require excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R as issued by the FASB was effective for the Company as of the beginning of the first period that begins after June 15, 2005. As permitted by SFAS 123R, the Company planned to adopt the Statement effective July 1, 2005 using the modified prospective method. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which summarizes the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views on the valuation of share-based payment arrangements for public companies. The Company will consider this guidance in its adoption of SFAS 123R. On April 14, 2005, the SEC adopted a rule that amended the effective date of SFAS 123R. The SEC’s new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company plans to adopt SFAS 123R effective January 1, 2006 using the modified prospective method. The Company expects to report stock compensation expense of approximately $8.3 million, net of taxes, in 2006 due to the adoption of SFAS 123R.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

On September 8, 2004, the FASB exposed for comment FASB Staff Position (FSP) EITF Issue 03-1-a, which was intended to provide guidance related to the application of paragraph 16 of EITF 03-1, and proposed FSP EITF Issue 03-1-b, which proposed a delay in the effective date of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. Based on comments received on these proposals, on September 30, 2004 the FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, which delayed the effectiveness of the guidance in EITF 03-1 in its entirety, with the exception of certain disclosure requirements. The delay had no impact on the Company’s financial position or results of operations. The Company continues to actively monitor its portfolio for any securities deemed to be other-than-temporarily impaired based on the guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SEC SAB No. 59, Accounting for Noncurrent Marketable Equity Securities. Due to uncertainty regarding the ultimate guidance to be issued, the Company cannot reasonably estimate the impact on the Company’s financial position or results of operations, if any, of adopting EITF 03-1.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106 (SFAS 132R). SFAS 132R provides revised disclosure guidance for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans under existing guidance. Disclosures previously required under SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which was replaced by SFAS 132R, were retained. In addition, SFAS 132R requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans on both an interim period and annual basis. See Note 9 for required disclosures. The Company adopted SFAS 132R effective December 31, 2003, except for the provisions relating to annual disclosures about estimated benefit payments, which was adopted in the fourth quarter of 2004, as permitted by SFAS 132R. Adoption of SFAS 132R had no impact on the Company’s financial position or results of operations.

In July 2003, the AICPA issued SOP 03-1 to address many topics. The most significant topic affecting the Company was the accounting for contracts with guaranteed minimum death benefits (GMDB). SOP 03-1 requires companies to evaluate the significance of a GMDB to determine whether a contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options, and sales inducements to contract holders. The Company adopted SOP 03-1 effective January 1, 2004, which resulted in a $3.4 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

The following table summarizes the components of cumulative effect adjustments recorded in the Company’s 2004 consolidated statements of income:

(in millions)	January 1, 2004
Increase in future policy benefits:
Ratchet interest crediting	$(12.3)
Secondary guarantees - life insurance	(2.4)
GMDB claim reserves	(2.0)
Guaranteed minimum income benefits (GMIB) claim reserves	(0.4)

Subtotal	(17.1)
Adjustment to amortization of deferred policy acquisition costs related to above	11.9
Deferred federal income taxes	1.8

Cumulative effect of adoption of accounting principle, net of taxes	$(3.4)

(4)	Stock-Based Compensation

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

The fair values of stock options are estimated on the dates of grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used for the periods indicated:

	Three months ended March 31,
	2005	2004
Risk free interest rate	3.77%	3.10%
Dividend yield	2.06%	2.01%
Volatility factor	0.3281	0.3134
Weighted average expected option life	5.5 Years	5.5 Years

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

The following table summarizes the Company’s stock option activity and related information for the periods indicated:

	Three months ended March 31,
	2005		2004
	Options on Class A common stock	Weighted average exercise price	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	8,162,893	$34.49	8,315,880	$33.42
Granted	1,002,210	37.05	931,825	38.00
Exercised	(464,502)	24.39	(220,225)	25.80
Cancelled	(49,431)	35.48	(102,356)	31.76

Outstanding, end of period	8,651,170	$35.32	8,925,124	$33.38

Exercisable, end of period	5,922,567	$35.81	5,300,413	$35.59

Weighted average fair value of options granted during the period		$10.61		$10.54

The following table summarizes information about employee stock options outstanding and exercisable as of March 31, 2005:

	Options outstanding			Options currently exercisable
Range of exercise prices	Number	Weighted average remaining contractual lives	Weighted average exercise price	Number	Weighted average exercise price
$22.10 - $32.75	3,124,307	7.06	$24.62	2,338,153	$24.93
$32.75 - $48.13	5,526,863	6.89	$41.38	3,584,414	$42.91

The Company has elected to follow APB 25 and related interpretations in accounting for stock options granted to employees as permitted by SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under APB 25, no compensation expense is recognized because the stock option awards qualify as fixed awards and the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. SFAS 123 requires pro forma disclosures as if the Company had adopted the expense recognition provisions of that statement, which require that the fair value of options granted are recorded as expense over the vesting period.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

The following table summarizes the effect on net income and earnings per common share for the periods indicated if the Company had accounted for compensation cost for employee stock options in accordance with the fair value accounting method provided by SFAS 123:

	For the three months ended March 31,
(in millions, except per share amounts)	2005	2004
Net income, as reported	$160.5	$119.6
Deduct: total stock-based employee compensation expense determined under fair value method, net of taxes	2.2	3.4

Pro forma net income	$158.3	$116.2

Earnings per common share:
Basic, as reported	$1.05	$0.79
Basic, pro forma	$1.04	$0.76
Diluted, as reported	$1.05	$0.78
Diluted, pro forma	$1.03	$0.76

(5)	Goodwill

The following table summarizes changes in the carrying value of goodwill by reportable segment for the periods indicated:

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Balance as of December 31, 2003	$—	$64.1	$331.2	$11.4	$406.7
Adjustments	—	—	(23.8)	(0.6)	(24.4)

Balance as of December 31, 2004	—	64.1	307.4	10.8	382.3
Acquisition	—	18.2	—	—	18.2

Balance as of March 31, 2005	$—	$82.3	$307.4	$10.8	$400.5

The 2004 activity included final adjustments to Nationwide Financial Network (NFN) federal income tax reserve balances totaling $23.8 million resulting from the completion of all Internal Revenue Service audits of NFN for periods prior to NFS’ acquisition. In addition, the Company’s annual impairment testing resulted in a $0.6 million impairment loss on existing goodwill.

The current year addition to goodwill reflects the Company’s acquisition of Registered Investment Advisors Services, Inc. dba RIA Services, Inc. (RIA) effective February 28, 2005. RIA provides a technology solution that gives defined contribution plan sponsors the ability to provide their participants the option of professional money management from investment advisory firms. The Company believes that it can leverage this technology using its existing distribution platform to provide significant growth in the Retirement Plans segment in the area of managed accounts for plan participants. The aggregate purchase price was $18.4 million.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

(6)	Variable Annuity Contracts

The Company issues traditional variable annuity contracts through its separate accounts, for which investment income and gains and losses on investments accrue directly to, and investment risk is borne by, the contract holder. The Company also issues non-traditional variable annuity contracts in which the Company provides various forms of guarantees to benefit the related contract holders. The Company provides four primary guarantee types under non-traditional variable annuity contracts: (1) GMDB; (2) guaranteed minimum accumulation benefits (GMAB); (3) guaranteed minimum withdrawal benefits (GMWB); and (4) GMIB.

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

The GMAB, offered in the Company’s Capital Preservation Plus (CPP) contract rider, is a living benefit that provides the contract holder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contract holder at the issuance of the variable annuity contract. In some cases, the contract holder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. In general, the GMAB requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy.

Beginning in March 2005, the Company also offers a hybrid GMAB/GMWB living benefit through its Capital Preservation Plus Lifetime Income contract rider. This living benefit combines a GMAB feature in its first 5-10 years (virtually identical to the previously described CPP benefit) with a lifetime withdrawal benefit which begins upon the maturity of the GMAB and extends for the duration of the insured’s life. In the event that the insured’s contract value is exhausted through such withdrawals, the Company shall continue to fund future withdrawals at a pre-defined level until the insured’s death. In some cases, the contract owner has the right to drop the GMWB portion of this rider or periodically reset the guaranteed withdrawal basis to a higher level. This benefit requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy. All GMWB contracts are included with GMAB contracts in the following tables due to immateriality.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

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

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of the dates indicated:

	March 31, 2005			December 31, 2004
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$9,466.4	$60.4	56	$9,848.6	$54.1	59
Reset	17,472.7	164.3	62	18,084.1	158.1	62
Ratchet	10,374.4	63.8	64	10,322.1	46.3	64
Rollup	674.0	10.2	69	707.2	9.7	68
Combo	2,453.5	30.3	67	2,519.9	19.2	67

Subtotal	40,441.0	329.0	62	41,481.9	287.4	62
Earnings enhancement	309.7	15.6	61	310.1	18.0	60

Total - GMDB	$40,750.7	$344.6	62	$41,792.0	$305.4	62

GMAB:
5 Year	$622.9	$0.5	N/A	$512.2	$0.1	N/A
7 Year	761.4	1.0	N/A	647.5	—	N/A
10 Year	385.2	0.8	N/A	332.4	—	N/A

Total - GMAB	$1,769.5	$2.3	N/A	$1,492.1	$0.1	N/A

GMIB[2]:
Ratchet	$427.7	$—	N/A	$439.7	$—	N/A
Rollup	1,149.3	0.1	N/A	1,188.7	—	N/A
Combo	0.6	—	N/A	1.0	—	N/A

Total - GMIB	$1,577.6	$0.1	N/A	$1,629.4	$—	N/A

[1]

Net amount at risk is calculated on a seriatum basis and represents the greater of the respective guaranteed benefit less the account value and zero. As it relates to GMIB, net amount at risk is calculated as if all policies were eligible to annuitize immediately, although all GMIB options have a waiting period of at least 7 years from issuance, with the earliest annuitizations beginning in 2006.

[2]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no material GMIB exposure.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

The following table is a rollforward of the liabilities for guarantees on variable annuity contracts reflected in the Company’s general account for the periods indicated:

(in millions)	GMDB	GMAB	GMIB	Total
Balance as of December 31, 2003	$21.8	$4.3	$—	$26.1
Expense provision	35.6	—	0.8	36.4
Net claims paid	(33.7)	—	—	(33.7)
Value of new business sold	—	26.9	—	26.9
Change in fair value	—	(8.1)	—	(8.1)

Balance as of December 31, 2004	23.7	23.1	0.8	47.6
Expense provision	8.0	—	0.1	8.1
Net claims paid	(5.2)	—	—	(5.2)
Value of new business sold	—	5.8	—	5.8
Change in fair value	—	(4.9)	—	(4.9)

Balance as of March 31, 2005	$26.5	$24.0	$0.9	$51.4

The following table summarizes account balances of contracts with guarantees that were invested in separate accounts as of the dates indicated:

(in millions)	March 31, 2005	December 31, 2004
Mutual funds:
Bond	$4,135.6	$4,401.9
Domestic equity	27,251.8	28,214.4
International equity	1,869.5	1,926.1

Total mutual funds	33,256.9	34,542.4
Money market funds	1,677.3	1,389.1

Total	$34,934.2	$35,931.5

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

The following assumptions and methodology were used to determine the GMDB claim reserves as of March 31, 2005 and December 31, 2004:

•	Data used was based on a combination of historical numbers and future projections involving 50 stochastically generated economic scenarios

•	Mean gross equity performance – 8.1%

•	Equity volatility – 18.7%

•	Mortality – 100% of Annuity 2000 table

•	Asset fees – equivalent to mutual fund and product loads

•	Discount rate – 8.0%

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

Lapse rate assumptions vary by duration as shown below:

Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	4.50%	5.50%	6.50%	8.50%	10.50%	10.50%	10.50%	17.50%	17.50%	17.50%
Maximum	4.50%	8.50%	11.50%	17.50%	22.50%	22.50%	22.50%	22.50%	22.50%	19.50%

GMABs and GMWBs are considered embedded derivatives under current accounting guidance, resulting in the related liabilities being separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings, and therefore, excluded from the SOP 03-1 policy benefits.

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

The following table sets forth the Company’s calculations of basic and diluted earnings per share (EPS) for the periods indicated:

	Three months ended March 31,
	2005			2004
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Basic and diluted income from continuing operations before cumulative effect of adoption of accounting principle	$160.5	$1.05	$1.05	$123.0	$0.81	$0.80
Cumulative effect of adoption of accounting principle, net of taxes	—	—	—	(3.4)	(0.02)	(0.02)

Basic and diluted net income	$160.5	$1.05	$1.05	$119.6	$0.79	$0.78

Weighted average common shares outstanding – basic	152.7			152.0
Dilutive effect of stock options	0.8			0.9

Weighted average common shares outstanding – diluted	153.5			152.9

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

(8)	Comprehensive (Loss) Income

Comprehensive (loss) income includes net income and certain items that are reported directly within separate components of shareholders’ equity that bypass net income (other comprehensive income or loss). The following table summarizes the Company’s other comprehensive (loss) income, before and after federal income tax benefit (expense), for the periods indicated:

	Three months ended March 31,
(in millions)	2005	2004
Net unrealized (losses) gains on securities available-for-sale arising during the period:
Gross unrealized (losses) gains	$(474.2)	$428.0
Adjustment to deferred policy acquisition costs	139.0	(134.4)
Adjustment to value of business acquired	8.0	(11.0)
Adjustment to future policy benefits and claims	4.6	(35.1)
Adjustment to policyholder dividend obligation	21.4	(18.7)
Related federal income tax benefit (expense)	105.4	(80.0)

Net unrealized (losses) gains	(195.8)	148.8

Reclassification adjustment for net realized losses (gains) on securities available-for-sale realized during the period:
Net unrealized (gains) losses	(27.3)	7.9
Related federal income tax expense (benefit)	9.6	(2.8)

Net reclassification adjustment	(17.7)	5.1

Other comprehensive (loss) income on securities available-for-sale	(213.5)	153.9

Accumulated net holding gains on cash flow hedges:
Unrealized holding gains	6.0	7.7
Related federal income tax expense	(2.1)	(2.7)

Other comprehensive income on cash flow hedges	3.9	5.0

Total other comprehensive (loss) income	$(209.6)	$158.9

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three months ended March 31, 2005 and 2004.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

(9)	Pension Plan and Postretirement Benefits Other than Pensions

The following table summarizes the components of net periodic benefit cost for the Company’s pension plan as a whole for the periods indicated:

	Three months ended March 31,
(in millions)	2005	2004
Service cost	$34.0	$29.8
Interest cost	34.2	33.1
Expected return on plan assets	(42.5)	(40.5)
Recognized net actuarial loss	1.7	1.1
Amortization of prior service cost	1.1	0.8
Amortization of unrecognized transition asset	(0.3)	(0.3)

Net periodic benefit cost	$28.2	$24.0

The plan sponsor and all participating employers, including the Company, expect to contribute $125.0 million to the pension plan during 2005. Through March 31, 2005, $120.0 million had been contributed, including $22.0 million by the Company. Additional contributions to the plan totaling $5.0 million are anticipated from the plan sponsor and certain participating employers for the remainder of the year. The Company is not expected to make any further contributions in 2005. Tax planning strategies influence the timing of plan contributions.

The following table summarizes the components of net periodic benefit income for the NFN pension plan for the periods indicated:

	Three months ended March 31,
(in millions)	2005	2004
Service cost	$0.3	$0.3
Interest cost	1.2	1.5
Expected return on plan assets	(2.1)	(2.2)

Net periodic benefit income	$(0.6)	$(0.4)

Since this plan is overfunded, there are no contributions anticipated for 2005.

The following table summarizes the components of net periodic benefit cost for the Company’s postretirement benefit plan as a whole for the periods indicated:

	Three months ended March 31,
(in millions)	2005	2004
Service cost	$2.3	$2.7
Interest cost	4.3	5.1
Expected return on plan assets	(2.3)	(2.1)
Recognized net actuarial loss	0.5	—
Amortization of prior service cost	(3.8)	(2.1)

Net periodic benefit cost	$1.0	$3.6

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

The plan sponsor and all participating employers, including the Company, expect to contribute $18.0 million to the postretirement benefit plan during 2005. Through March 31, 2005, $4.2 million had been contributed, including $1.0 million by the Company. Additional contributions to the plan totaling $13.8 million are anticipated from the plan sponsor and all participating employers, including $2.8 million by the Company, for the remainder of the year. Postretirement benefit plan contributions generally are funded on a monthly basis.

(10)	Related Party Transactions

The Company has entered into significant, recurring transactions and agreements with Nationwide Mutual Insurance Company (NMIC) and other affiliates as a part of its ongoing operations. The nature of the transactions and agreements include annuity and life insurance contracts, reinsurance agreements, cost sharing agreements, administration services agreements, marketing agreements, office space leases, intercompany repurchase agreements and cash management services agreements. The transactions and agreements are described more fully in Note 21 to the audited consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K. During the first quarter of 2005, there have been no material changes to the nature and terms of these transactions and agreements.

Amounts on deposit with a related party in cash management for the benefit of the Company were $657.6 million and $668.9 million as of March 31, 2005 and December 31, 2004, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of March 31, 2005, the Company had cash borrowings outstanding of $15.6 million from affiliated entities under such agreements compared to no amount outstanding at December 31, 2004. During the first three months of 2005 and 2004, the maximum outstanding borrowings under such agreements were $15.6 million and $48.3 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these periods were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained from unaffiliated parties.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of March 31, 2005 and December 31, 2004, customer allocations to GGI funds totaled $18.44 billion and $17.93 billion, respectively. For the quarters ended March 31, 2005 and 2004, GGI paid the Company $15.0 million and $12.7 million, respectively, for the distribution and servicing of these funds. In addition, the Company entered into a renewable three-year marketing and support services agreement with GGI effective June 28, 2002. Under this agreement, the Company receives quarterly fees of $1.0 million in exchange for certain marketing and support of GGI product offerings.

(11)	Contingencies

Legal Matters

The Company is a party to litigation and arbitration proceedings in the ordinary course of its business. It is not possible to determine the ultimate outcome of the pending investigations and legal proceedings or to provide reasonable ranges of potential losses. Some of the matters, including certain of those referred to below, are in very preliminary stages, and the Company does not have sufficient information to make an assessment of plaintiffs’ claims for liability or damages. In some of the cases seeking to be certified as class actions, the court has not yet decided whether a class will be certified or (in the event of certification) the size of the class and class period. In many of the cases, plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages and equitable remedies, that are difficult to quantify and cannot be defined based on the information currently available. The Company does not believe, based on information currently known by the Company’s management, that the outcomes of such pending investigations and legal proceedings are likely to have a material adverse effect on the Company’s consolidated financial position. However, given the large and/or indeterminate amounts sought in certain of these matters and inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Company’s consolidated financial results in a particular quarterly or annual period.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements.

The financial services industry, including mutual fund, variable annuity, life insurance and distribution companies, has also been the subject of increasing scrutiny by regulators, legislators and the media over the past two years. Numerous regulatory agencies, including the SEC, the National Association of Securities Dealers and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. The Company has been contacted by or received subpoenas from the SEC and the New York State Attorney General, who are investigating market timing in certain mutual funds offered in insurance products sponsored by the Company. The Company is cooperating with this investigation and is responding to information requests.

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, and funding agreements issued to back medium-term note (MTN) programs. Related investigations and proceedings may be commenced in the future. The Company has been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to these investigations into compensation and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, and funding agreements backing the MTN program. The Company is cooperating with regulators in connection with these inquiries. NMIC, NFS’ ultimate parent, has been contacted by or received subpoenas from certain regulators for information on these issues with respect to its operations and the operations of its subsidiaries, including the Company. The Company will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass its operations.

These proceedings are expected to continue in the future and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry, including life insurance and annuity companies. These proceedings also could affect the outcome of one or more of the Company’s litigation matters.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff claims to represent a class of persons in the United States who, through their ownership of a Nationwide annuity or insurance product, held units of any Nationwide sub-account invested in mutual funds which included foreign securities in their portfolios and which allegedly experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. The plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. The plaintiffs moved to remand on June 28, 2004. On July 12, 2004, NLIC filed a memorandum opposing remand and requesting a stay pending the resolution of an unrelated case covering similar issues, which is an appeal from a decision of the same District Court remanding a removed market timing case to an Illinois state court. On July 30, 2004, the U.S. District Court granted NLIC’s request for a stay pending a decision by the Seventh Circuit on the unrelated case mentioned above. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding there entitled In Re Mutual Funds Investment Litigation. NLIC intends to defend this lawsuit vigorously.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation, (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders, (3) civil conspiracy, and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the complaint on June 1, 2004. On February 8, 2005 the court denied the motion to dismiss. On March 23, 2005, the Company filed its answer. The Company intends to defend this lawsuit vigorously.

On October 31, 2003, NLIC and Nationwide Life and Annuity Insurance Company (NLAIC) were named in a lawsuit seeking class action status filed in the United States District Court for the District of Arizona entitled Robert Helman et al v. Nationwide Life Insurance Company et al. The suit challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, the plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or NLAIC which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. NLIC and NLAIC filed a motion to dismiss the complaint on May 24, 2004. On July 27, 2004, the court granted the motion to dismiss. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. NLIC and NLAIC intend to defend this lawsuit vigorously.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

Tax Matters

The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and the Company is currently under exam for the 2000-2002 tax years. The Company establishes tax reserves representing its best estimate of additional amounts it may be required to pay if certain tax positions are challenged and ultimately denied by the IRS. These reserves are reviewed regularly and when facts and circumstances warrant, are adjusted as events occur that the Company believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance or rendering of a court decision affecting a particular tax issue. The Company believes its tax reserves adequately address potential assessments that may result from IRS examinations and other tax-related matters for all open tax years.

A significant component of the tax reserve is related to the separate account dividends-received deduction (DRD). Although the Company has not yet reached an agreement with the IRS, and there can be no assurance that such an agreement will be reached, favorable resolution of the separate account DRD and/or other identified issues could result in a benefit to the Company’s future results of operations.

(12)	Securitization Transactions

The Company has sold $510.1 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 4.50% to 5.25% over periods ending between 2002 and 2021 and as of March 31, 2005 held guarantee reserves totaling $5.1 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.38 billion. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. During the first quarter of 2005, there was no stabilization collateral released into income compared to $0.1 million during the prior year quarter.

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

(13)	Variable Interest Entities

As of March 31, 2005, the Company had relationships with 16 variable interest entities (VIEs) where the Company was the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured products transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Tax Credit Funds to third party investors where the Company provides guaranteed returns (see Note 12). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities and related income in the accompanying consolidated financial statements.

The net assets of these VIEs totaled $398.4 million as of March 31, 2005. The most significant components of net assets were $32.0 million of mortgage loans on real estate, $383.0 million of other long-term investments, $62.8 million of short-term investments, $35.9 million of other assets, $32.6 million of short-term debt, and $84.3 million of other liabilities. The total exposure to loss on these VIEs where the Company is the primary beneficiary was less than $0.1 million as of March 31, 2005. For the mortgage loan VIE, to which the short-term debt relates, the creditors have no recourse against the Company in the event of default by the VIE.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in a number of Tax Credit Funds where the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 9 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but for which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $46.0 million as of March 31, 2005.

(14)	Segment Information

Management of the Company views its business primarily based on the underlying products, and this is the basis used for defining its reportable segments. During the second quarter of 2004, the Company reorganized its segment reporting structure and now reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The Company has reclassified segment results for all prior periods presented to be consistent with the new reporting structure. The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes and the cumulative effect of adoption of accounting principles, if any, to exclude net realized gains and losses on investments, hedging instruments and hedged items, except for operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes) and realized gains and losses related to securitizations, if any.

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

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. This segment differs from the former Institutional Products segment because it no longer includes the results of the structured products and MTN businesses. The private sector includes Internal Revenue Code (IRC) Section 401(k) business generated through fixed and variable group annuities, Nationwide Trust Company, FSB, and The 401(k) Company. The public sector includes IRC Section 457 and Section 401(a) business in the form of fixed and variable group annuities and administration-only business.

The Individual Protection segment consists of investment life insurance products, including individual variable, corporate-owned and bank-owned life insurance products; traditional life insurance products; universal life insurance products; and the results of TBG Insurance Services Corporation (TBG Financial). This segment is unchanged from the former Life Insurance segment. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

March 31, 2005 and 2004

The following table summarizes the Company’s business segment operating results for the three months ended March 31:

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2005
Revenues:
Net investment income	$225.9	$166.3	$119.1	$74.0	$585.3
Other operating revenue	158.8	97.4	221.4	21.0	498.6
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	26.1	26.1

Total revenues	384.7	263.7	340.5	121.1	1,110.0

Benefits and expenses:
Interest credited to policyholder account values	152.7	111.8	45.6	30.5	340.6
Amortization of deferred policy acquisition costs	86.3	12.3	26.9	—	125.5
Amortization of value of business acquired	1.6	0.7	9.7	—	12.0
Interest expense on debt	—	—	—	25.7	25.7
Other benefits and expenses	80.8	91.8	186.1	26.3	385.0

Total benefits and expenses	321.4	216.6	268.3	82.5	888.8

Income from continuing operations before federal income tax expense	63.3	47.1	72.2	38.6	$221.2

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(26.1)

Pre-tax operating earnings	$63.3	$47.1	$72.2	$12.5

Assets as of period end	$54,315.5	$31,360.7	$18,724.7	$11,605.0	$116,005.9

2004
Revenues:
Net investment income	$232.3	$161.8	$117.0	$57.4	$568.5
Other operating revenue	147.3	85.4	221.3	21.0	475.0
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(16.5)	(16.5)

Total revenues	379.6	247.2	338.3	61.9	1,027.0

Benefits and expenses:
Interest credited to policyholder account values	160.3	110.1	47.1	17.7	335.2
Amortization of deferred policy acquisition costs	74.6	9.7	26.8	—	111.1
Amortization of value of business acquired	2.2	1.1	9.2	—	12.5
Interest expense on debt	—	—	—	25.4	25.4
Other benefits and expenses	82.5	80.4	194.5	20.1	377.5

Total benefits and expenses	319.6	201.3	277.6	63.2	861.7

Income (loss) from continuing operations before federal income tax expense	60.0	45.9	60.7	(1.3)	$165.3

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	16.5

Pre-tax operating earnings	$60.0	$45.9	$60.7	$15.2

Assets as of period end	$53,742.7	$31,179.3	$16,597.2	$11,876.0	$113,395.2

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The information included herein contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of Nationwide Financial Services, Inc. and subsidiaries (NFS, or collectively, the Company). These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities:

(i)

Change in Nationwide Corporation’s control of the Company through its beneficial ownership of 94.3% of the combined voting power of all the outstanding common stock and 62.5% of the economic interest in the Company;

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

NFS is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies (Nationwide), including Nationwide Financial Network (NFN), which refers to Nationwide Life Insurance Company of America (NLICA) and subsidiaries, including the affiliated distribution network. The Company is a leading provider of long-term savings and retirement products in the United States of America. The Company develops and sells a diverse range of products including individual annuities, private and public group retirement plans, other investment products sold to institutions, life insurance and advisory services. As a result of its initial public offering in March 1997 and subsequent stock related transactions since that date, including the issuance of 31.9 million shares in connection with the acquisition of NFN, 37.5% of the economic interest in NFS is publicly owned, with the remainder owned by Nationwide Corporation (Nationwide Corp.), which is a majority-owned subsidiary of Nationwide Mutual Insurance Company (NMIC).

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

Note 2 to the audited consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K provides a summary of significant accounting policies. Note 3 to the unaudited consolidated financial statements included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report provides a discussion of recently issued accounting standards.

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

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance, policy administration and surrender charges, less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(e) to the audited consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K.

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

The Company evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and the Company determines it is not reasonably possible to get back within the parameters during this period of time, assumptions are required to be unlocked and DAC is recalculated using revised best estimate assumptions. Otherwise, DAC is not unlocked to reflect updated assumptions. If DAC assumptions were unlocked and revised, the Company would continue to use the reversion to the mean process.

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

Amortization of VOBA occurs with interest over the anticipated lives of the major lines of business to which it relates (initially ranging from 13 to 30 years) in relation to estimated gross profits, gross margins or premiums, as appropriate. If estimated gross profits, gross margins or premiums differ from expectations, the amortization of VOBA is adjusted on a retrospective or prospective basis, as appropriate. The VOBA asset related to investment products and universal life insurance products is adjusted annually for the impact of net unrealized gains and losses on securities available-for-sale had such gains and losses been realized and allocated to the product lines, as described in Note 2(b) to the consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K. The recoverability of VOBA is evaluated annually. If the evaluation indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business acquired, is insufficient to recover VOBA, the difference, if any, is charged to expense as accelerated amortization of VOBA.

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

Federal Income Taxes

The Company provides for federal income taxes based on amounts the Company believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the unaudited consolidated financial statements. Any such change could significantly affect the amounts reported in the unaudited consolidated statements of income.

The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and the Company is currently under exam for the 2000-2002 tax years. The Company establishes tax reserves representing its best estimate of additional amounts it may be required to pay if certain tax positions are challenged and ultimately denied by the IRS. These reserves are reviewed regularly and when facts and circumstances warrant, are adjusted as events occur that the Company believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance or rendering of a court decision affecting a particular tax issue. The Company believes its tax reserves adequately address potential assessments that may result from IRS examinations and other tax-related matters for all open tax years.

A significant component of the tax reserve is related to the separate account dividends-received deduction (DRD). Although the Company has not yet reached an agreement with the IRS, and there can be no assurance that such an agreement will be reached, favorable resolution of the separate account DRD and/or other identified issues could result in a benefit to the Company’s future results of operations.

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

Management believes that all judgments and assumptions made in connection with goodwill impairment testing are reasonable based on the underlying facts and circumstances evaluated. However, variances in actual results from expectations or changes in expectations for future cash flows, revenues and/or earnings could result in significant future goodwill impairment charges.

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

Results of Operations

Revenues

Total revenues for the first quarter of 2005 increased to $1.11 billion compared to $1.03 billion for the same period in 2004. The growth in 2005 primarily was driven by net realized gains on investments, hedging instruments and hedged items. Increases in other income, net investment income and policy charges also contributed to higher revenues.

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

The following table summarizes policy charges for the periods indicated:

	Three months ended March 31,
(in millions)	2005	2004
Asset fees	$160.0	$157.3
Cost of insurance charges	96.4	93.6
Administrative fees	30.6	30.1
Surrender fees	25.9	25.1

Total policy charges	$312.9	$306.1

The increase in asset fees was due to higher average market values of the investment options underlying the accounts, which have followed the general upward trends of the equity markets compared to a year ago.

Net investment income includes earnings on investments supporting fixed annuities, the medium-term note (MTN) program and certain life insurance products, and earnings on invested assets not allocated to product segments, all net of related investment expenses. Net investment income in the first quarter of 2005 increased 3% to $585.3 million compared to $568.5 million in the same period a year ago. The increase primarily was due to higher earnings on MTN variable rate assets, higher income from mortgage loan prepayment penalties and bond call premiums, and earnings on derivatives that do not qualify for hedge accounting treatment.

The Company makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are reported in realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair values of derivatives qualifying as fair value hedges and the related changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of derivatives that do not qualify for hedge accounting treatment; and periodic net coupon settlements on non-qualifying derivatives.

Net realized gains on investments, hedging instruments and hedged items totaled $26.3 million in the first quarter of 2005 compared to net realized losses of $13.3 million in the first quarter of 2004, and included other-than-temporary impairments of $4.6 million and $20.0 million in the first quarter of 2005 and 2004, respectively. The gains were driven by an improving market and credit environment. Non-impairment related net realized gains on investments, hedging instruments and hedged items totaled $30.9 million in the first quarter of 2005 compared to net realized losses of $6.7 million in the first quarter of 2004.

Other income includes asset fees, administrative fees, commissions and other income earned by subsidiaries of the Company that provide administration, marketing and distribution services. Other income in the first quarter of 2005 rose to $89.6 million from $69.0 million in the first quarter of 2004 due to an increase in the number of private sector retirement plans sold through Nationwide Trust Company, FSB (NTC).

Benefits and Expenses

Total benefits and expenses for the first quarter of 2005 increased to $888.8 million compared to $861.7 million for the same period in 2004. The increase in 2005 primarily was driven by higher amortization of deferred policy acquisition costs, interest credited to policyholder account values and policyholder dividends on participating policies.

Interest credited to policyholder account values totaled $340.6 million in the first quarter of 2005 compared to $335.2 million in the first quarter of 2004. Interest credited principally relates to individual and institutional fixed annuities, funding agreements backing the Company’s MTN program and certain life insurance products. The increase reflects higher variable crediting rates related to the Company’s MTN program. Average crediting rates in the MTN program were 2.81% in the first quarter of 2005 compared to 1.45% in the same period a year ago. A decline in average crediting rates in the Individual Investments segment and in the private sector of the Retirement Plans segment partially offset the overall increase in interest credited. Average crediting rates in the Individual Investments segment were 3.75% in the first quarter of 2005 compared to 3.98% in the same period a year ago. Average crediting rates in the Retirement Plans segment were 4.22% in 2005 compared to 4.42% in the prior year quarter.

Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities. Other benefits and claims in the first quarter of 2005 increased slightly compared to the same period a year ago. The increase primarily was due to an increase in the provision for future policy benefits for immediate annuities, partially offset by a decline in life insurance benefits as a result of favorable mortality.

Policyholder dividends on participating policies increased by 21% to $26.9 million in the first quarter of 2005 compared to $22.2 million in the same period a year ago. The increase primarily was due to higher NFN policyholder dividend obligations, partially offset by a decline in dividend rates.

Amortization of DAC increased to $125.5 million in the first quarter of 2005 compared to $111.1 million in the first quarter of 2004. The higher amortization resulted from increased earnings on variable products and a true-up charge within the Individual Investments segment due to rising interest rates between mid-December 2004 and mid-March 2005.

Other operating expenses increased slightly to $226.5 million in the first quarter of 2005 compared to $225.2 million in the first quarter of 2004. The increase reflects higher expenses related to litigation and regulatory investigations.

Federal income tax expense was $60.7 million and $42.3 million in the first quarter of 2005 and 2004, respectively. These amounts represent effective tax rates of 27.4% for the first quarter of 2005 and 25.6% in 2004. The current quarter increase in the effective tax rate was due to the fact that permanent items, primarily the separate account DRD, grew at a slower rate than pre-tax earnings.

Cumulative Effect of Adoption of Accounting Principle

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses many topics. The most significant topic affecting the Company was the accounting for contracts with guaranteed minimum death benefits (GMDB). SOP 03-1 requires companies to evaluate the significance of a GMDB to determine whether a contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options, and sales inducements to contract holders. The Company adopted SOP 03-1 effective January 1, 2004, which resulted in a $3.4 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle. Also, see Note 3 to the unaudited consolidated financial statements included in this report.

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

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended March 31,
(in millions)	2005	2004
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$815.4	$1,070.4
Private label annuities	89.2	152.3
NFN and other	1.2	2.0

Total individual variable annuities	905.8	1,224.7

Individual fixed annuities	62.7	211.9
Advisory services program	53.2	22.9
Income products	44.9	34.9

Total Individual Investments	1,066.6	1,494.4

Retirement Plans
Private sector pension plan:
The BEST of AMERICA trust products	1,167.0	911.8
The 401(k) Company	426.8	260.5
The BEST of AMERICA annuity products	415.7	504.9
NFN products	53.2	123.6
Other	—	9.2

Total private sector pension plan	2,062.7	1,810.0

Public sector pension plan:
Administration-only agreements	578.5	469.2
IRC Section 457 annuities	373.8	406.7

Total public sector pension plan	952.3	875.9

Total Retirement Plans	3,015.0	2,685.9

Individual Protection
Corporate-owned life insurance	234.8	217.9
Traditional/universal life insurance	120.9	125.7
The BEST of AMERICA variable life series	103.7	108.0
NFN variable life products	60.0	66.4

Total Individual Protection	519.4	518.0

Total sales	$4,601.0	$4,698.3

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

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended March 31,
(in millions)	2005	2004
Non-affiliated:
Independent broker/dealers	$1,402.6	$1,521.7
Financial institutions	514.4	712.1
Wirehouse and regional firms	501.9	546.7
Pension plan administrators	139.9	143.8
Life insurance specialists	126.6	136.7
CPA channel	83.0	42.0

Total non-affiliated sales	2,768.4	3,103.0

Affiliated:
NRS	959.5	883.7
The 401(k) Company	426.8	260.5
Nationwide agents	176.9	188.6
NFN producers	160.9	181.3
TBG Financial	108.5	81.2

Total affiliated sales	1,832.6	1,595.3

Total sales	$4,601.0	$4,698.3

Sales through the independent broker/dealers channel in the first quarter of 2005 decreased 8% compared to the same period a year ago. Both variable annuity and variable life sales were negatively impacted by a continuing unstable market. Fixed life sales were affected by market anticipation of the Company’s June 2005 rollout of a new universal life product. Decreased production in both the Individual Investments and Individual Protection segments were partially offset by an increase in the Retirement Plans segment.

Sales generated by financial institutions declined 28% in the first quarter of 2005 compared to a year ago primarily due to planned reductions in fixed annuity sales and the impact of the Company’s announced exit from the Bermuda market.

Sales generated by wirehouse and regional firms decreased 8% in the first quarter of 2005 compared to the same period in 2004 due to lower variable annuity and Individual Protection sales, partially offset by an increase in Retirement Plans sales.

As the Company’s private sector retirement plan business model continues to evolve, direct production through the pension plan administrators channel is expected to decline, while new business opportunities are being created in conjunction or in partnership with the independent broker/dealers, wirehouse and regional firms, and financial institutions relationships. This was evidenced by the 3% decline in the first quarter of 2005 compared to the same period a year ago.

Sales generated by life insurance specialists decreased 7% in the first quarter of 2005 compared to the same period a year ago. This decline largely was driven by the slow growth in new COLI sales due to the unfavorable environment for COLI and executive deferred compensation programs affecting the creation of new plans and sales.

Sales generated by the CPA channel nearly doubled in the first quarter of 2005 compared to the same period a year ago due to a focus on increased advisory services sales and higher pension sales.

Sales through NRS in the first quarter of 2005 increased 9% compared to the same 2004 period driven by recurring deposits from the State of New York, the State of California and the City of Phoenix cases and higher participation rates in large plans.

Sales generated by The 401(k) Company grew 64% in the first quarter of 2005 compared to the same period a year ago due to recurring flows from the addition of four large plans during the fourth quarter of 2004.

Sales generated by Nationwide agents decreased 6% in the first quarter of 2005 compared to the same period a year ago due to a decrease in variable annuity and life insurance sales driven by market uncertainty.

Sales through NFN producers declined 11% in the first quarter of 2005 compared to the same period a year ago due to lower retirement plans sales driven by a reduction in wholesalers.

Sales through TBG Financial increased 34% in the first quarter of 2005 compared to a year ago due to higher renewal premiums from the funding of existing executive deferred compensation plans and strong first year sales of the private placement product.

Business Segments

During the second quarter of 2004, the Company reorganized its segment reporting structure and now reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The Company has reclassified segment results for all prior periods presented to be consistent with the new reporting structure.

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended March 31,
(in millions)	2005	2004
Individual Investments	$63.3	$60.0
Retirement Plans	47.1	45.9
Individual Protection	72.2	60.7
Corporate and Other	12.5	15.2

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

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended March 31,
(dollars in millions)	2005	2004
Statements of Income Data
Revenues:
Policy charges	$136.3	$129.3
Net investment income	225.9	232.3
Premiums on income products	22.1	18.0
Other	0.4	—

Total revenues	384.7	379.6

Benefits and expenses:
Interest credited to policyholder account values	152.7	160.3
Other benefits	29.2	24.3
Amortization of DAC and VOBA	87.9	76.8
Other operating expenses	51.6	58.2

Total benefits and expenses	321.4	319.6

Pre-tax operating earnings	$63.3	$60.0

Other Data
Sales:
Individual variable annuities	$905.8	$1,224.7
Individual fixed annuities	62.7	211.9
Advisory services program	53.2	22.9
Income products	44.9	34.9

Total sales	$1,066.6	$1,494.4

Average account values:
General account	$16,300.2	$16,095.9
Separate account	35,430.3	33,684.2
Advisory services program	222.2	38.8

Total average account values	$51,952.7	$49,818.9

Account values as of period end:
Individual variable annuities	$40,441.0	$39,700.3
Individual fixed annuities	8,817.6	8,704.5
In retirement	1,916.3	1,848.1
Advisory services program	248.4	50.9

Total account values	$51,423.3	$50,303.8

GMDB - Net amount at risk, net of reinsurance	$344.6	$870.4
GMDB - Reserves, net of reinsurance	$26.5	$25.4
Pre-tax operating earnings to average account values	0.49%	0.48%

Pre-tax operating earnings totaled $63.3 million in the first quarter of 2005, up 6% compared to the first quarter of 2004. The increase was driven by higher asset fees and lower other operating expenses, partially offset by higher DAC amortization.

Asset fees increased to $115.6 million in the first quarter of 2005, up 5% from $110.4 million in the same period a year ago. Asset fees are calculated daily and charged as a percentage of separate account values. The fluctuations in asset fees were primarily due to changes in the market value of the investment options underlying the account values, which have followed the general trends of the equity markets over the comparison periods. Average separate account values increased 5% to $35.43 billion as of March 31, 2005 compared to $33.68 billion as of March 31, 2004.

Surrender fees rose 11% to $16.5 million in the first quarter of 2005 compared to $14.8 million in the same period a year ago primarily due to increased surrender activity driven by a higher base of assets relative to the prior year.

Premiums on income products increased 23% to $22.1 million in the first quarter of 2005 from $18.0 million in the prior year first quarter due to higher interest rates relative to a year ago. Increased purchase rates driven by higher interest rates created a favorable environment for income products.

The 20% increase in other benefits to $29.2 million during the first quarter of 2005 compared to $24.3 million in the prior year first quarter reflects increased provision for future policy benefits for immediate annuities consistent with the increase in premium income, partially offset by a reduction in GMDB costs due to higher market levels.

Other operating expenses were $51.6 million in the first quarter of 2005, an 11% decrease compared to $58.2 million in the first quarter of 2004. The decrease primarily was due to reductions in employee incentives and lower technology costs resulting from decreased project spending.

Interest spread income is comprised of net investment income, excluding capital charges, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company; performance of the investment portfolio, including the rate of prepayments; changes in market interest rates; the competitive environment; and other factors.

Interest spread income grew 2% in the first quarter of 2005 compared to the same period a year ago. The following table summarizes the interest spread on Individual Investments segment average general account values for the periods indicated:

	Three months ended March 31,
	2005	2004
Net investment income	5.70%	5.91%
Interest credited	3.75%	3.98%

Interest spread on average general account values	1.95%	1.93%

Interest spread margins widened during the first quarter of 2005 to 195 basis points compared to 193 basis points in the same period a year ago. Included in the current quarter were 17 basis points, or $7.0 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 17 basis points, or $6.9 million, in the same period a year ago. The higher interest rate environment compared to the prior year eased the pressure on margins due to the interest rate floors contained in annuity contracts. For the full year 2005, the Company expects interest spread margins to tighten and projects full year spreads of 175 to 180 basis points, including a nominal level of prepayment activity.

The Company has taken actions to address low interest rate environments and the resulting impact on interest spread margins. The Company has lowered commission rates for individual fixed annuities and invokes contractual provisions that limit the amount of variable annuity deposits allocated to the guaranteed fixed option. In addition, the majority of new business now consists of lower floor guarantee products.

Sales totaled $1.07 billion during the first quarter of 2005, down 27% from $1.49 billion in the same period a year ago. Variable annuity production declined by 26% to $905.8 million in the first quarter of 2005, with 23% of new domestic sales allocated to guaranteed fixed options. The Company expects its new variable annuity contract rider, which offers a hybrid guaranteed minimum accumulation/withdrawal living benefit feature and was introduced in March, to positively impact sales during the rest of 2005. Fixed annuity sales totaled $62.7 million in the first quarter of 2005, a 70% decline from the same period of 2004. This decline was attributable to the actions described above, which were intended to reduce the level of new individual fixed annuity business due to the challenging interest rate environment. The decrease in sales also can be attributed to the impact of the Company’s announced exit from the Bermuda market.

Deposits in the first quarter of 2005 of $1.09 billion offset by withdrawals and surrenders totaling $1.52 billion generated net outflows of $425.8 million compared to net inflows of $59.5 million achieved in the first quarter a year ago.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of March 31, 2005:

	Ratchet		Reset
(dollars in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,131.3	3.53%
Minimum interest rate of 3.00% to 3.49%	3,152.1	4.77%	6,809.2	3.08%
Minimum interest rate lower than 3.00%	1,096.8	2.65%	345.6	3.16%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A

Total deferred individual fixed annuities	$4,248.9	4.22%	$8,286.1	3.15%

	Market value adjustment (MVA)		Total
(dollars in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,131.3	3.53%
Minimum interest rate of 3.00% to 3.49%	—	N/A	9,961.3	3.62%
Minimum interest rate lower than 3.00%	—	N/A	1,442.4	2.77%
MVA with no minimum interest rate guarantee	1,748.1	3.27%	1,748.1	3.27%

Total deferred individual fixed annuities	$1,748.1	3.27%	$14,283.1	3.48%

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. This segment differs from the former Institutional Products segment because it no longer includes the results of the structured products and MTN businesses. The private sector includes IRC Section 401(k) business generated through fixed and variable group annuities, NTC and The 401(k) Company. The public sector includes IRC Section 457 and Section 401(a) business in the form of fixed and variable group annuities and administration-only business. Retirement Plans sales do not include large case retirement plan acquisitions and Nationwide employee and agent benefit plans. However, the statements of income data in the following table does reflect this business.

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended March 31,
(dollars in millions)	2005	2004
Statements of Income Data
Revenues:
Policy charges	$39.7	$43.4
Net investment income	166.3	161.8
Other	57.7	42.0

Total revenues	263.7	247.2

Benefits and expenses:
Interest credited to policyholder account values	111.8	110.1
Amortization of DAC and VOBA	13.0	10.8
Other operating expenses	91.8	80.4

Total benefits and expenses	216.6	201.3

Pre-tax operating earnings	$47.1	$45.9

Other Data
Sales:
Private sector	$2,062.7	$1,810.0
Public sector	952.3	875.9

Total sales	$3,015.0	$2,685.9

Average account values:
General account	$10,589.9	$9,959.5
Separate account	20,206.2	20,596.4
Administration-only	46,080.5	34,896.5

Total average account values	$76,876.6	$65,452.4

Account values as of period end:
Private sector	$38,109.3	$31,354.3
Public sector	38,982.5	35,326.0

Total account values	$77,091.8	$66,680.3

Pre-tax operating earnings to average account values	0.25%	0.28%

Pre-tax operating earnings increased 3% to $47.1 million in the first quarter of 2005 from $45.9 million a year ago. The improvement was driven by growth in other income from NTC and administration-only products as well as increased interest spread income. This was partially offset by higher general operating expenses, increased commission expense and slightly higher DAC amortization.

Asset fees decreased 9% to $35.1 million in the first quarter of 2005 compared to $38.5 million in the prior year quarter. The decrease was associated with the declining issuances of group annuity products in favor of non-annuity products due to the quality and breadth of NTC fund options, coupled with a less favorable equity market environment during the first quarter of 2005.

Surrender fees decreased 30% to $2.1 million in the first quarter of 2005 from $3.0 million in the prior year quarter as the aging block of group annuities in the private sector continued to contribute lower contingent deferred sales charges.

Other income, which includes fees for administration-only cases and NTC products, increased 37% to $57.7 million in the first quarter of 2005 compared to $42.0 million in the same period a year ago. The increase primarily was due to higher asset-based fees and revenues derived from higher NTC asset values as a result the positive equity market environment during the fourth quarter of 2004. In addition, growth in private sector retirement plans sold through NTC, which now account for 33% of private sector retirement plan account values compared to 27% a year ago, contributed to the increase. Also, the acquisition of Registered Investment Advisors Services, Inc. during the first quarter of 2005 contributed revenue of $0.6 million.

Interest spread income is comprised of net investment income less interest credited to policyholder account values. Interest spreads vary depending on crediting rates offered by the Company; the performance of the investment portfolio, including the rate of prepayments; changes in market interest rates; the competitive environment; and other factors.

Interest spread income was $2.8 million higher in the first quarter of 2005 compared to the prior year quarter. The increase primarily was due to higher income from mortgage loan prepayment penalties and bond call premiums and 6% higher average general account values compared to the same period a year ago, partially offset by an increase in interest credited.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the periods indicated:

	Three months ended March 31,
	2005	2004
Net investment income	6.28%	6.50%
Interest credited	4.22%	4.42%

Interest spread on average general account values	2.06%	2.08%

Interest spread margins declined to 206 basis points in the first quarter of 2005 compared to 208 basis points for the comparable period a year ago. Included in the current quarter were 25 basis points, or $6.8 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 20 basis points, or $5.0 million, in the same period a year ago. For the full year 2005, the Company expects interest spread margins to tighten and projects full year spreads of 180 to 185 basis points, including a nominal level of prepayment activity.

Other operating expenses increased 14% to $91.8 million in the first quarter of 2005 from $80.4 million in the same period a year ago. The increase reflects costs related to various information technology enhancements to the defined contribution record-keeping platform, an increase in participants in public sector and private sector retirement plans, and higher marketing and advertising expenses.

Sales during the first quarter of 2005 increased 12% to $3.02 billion from $2.69 billion in the first quarter of 2004, as sales in both the public and private sectors substantially outpaced the prior year.

Private sector retirement plan sales in the first quarter of 2005 increased 14% to $2.06 billion from $1.81 billion in the prior year first quarter. The growth was driven by a 64% increase in sales at The 401(k) Company due to the fourth quarter of 2004 addition of four large plans.

Public sector retirement plan sales increased 9% to $952.3 million in the first quarter of 2005 from $875.9 million in the prior year first quarter. The increase reflects the addition of the City of Phoenix plan in the second quarter of 2004 and substantial increases in flows from the State of California and State of New York plans. The addition of the City of Kansas City plan, effective March 1, 2005, also contributed to the increase.

Deposits in the first quarter of 2005 of $3.21 billion offset by participant withdrawals and surrenders of $2.24 billion generated net inflows from participant activity of $970.6 million, a 13% increase from the first quarter of 2004. Deferrals into existing plans, large plan acquisitions at The 401(k) Company, and the acquisitions of the City of Phoenix and City of Kansas City plans drove the increase.

Individual Protection

The Individual Protection segment consists of investment life insurance products, including individual variable, COLI and BOLI products; traditional life insurance products; universal life insurance products; and the results of TBG Financial. This segment is unchanged from the former Life Insurance segment. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended March 31,
(in millions)	2005	2004
Statements of Income Data
Revenues:
Policy charges	$136.9	$133.4
Net investment income	119.1	117.0
Other	84.5	87.9

Total revenues	340.5	338.3

Benefits and expenses:
Life benefits and policyholder dividends	174.9	175.1
Amortization of DAC and VOBA	36.6	36.0
Other operating expenses	56.8	66.5

Total benefits and expenses	268.3	277.6

Pre-tax operating earnings	$72.2	$60.7

Other Data
Sales:
Corporate-owned life insurance	$234.8	$217.9
Traditional/universal life insurance	120.9	125.7
The BEST of AMERICA variable life series	103.7	108.0
NFN variable life products	60.0	66.4

Total sales	$519.4	$518.0

Policy reserves as of period end:
Individual investment life insurance	$4,892.1	$4,577.9
Corporate investment life insurance	6,267.9	4,623.6
Traditional life insurance	4,234.5	4,234.1
Universal life insurance	1,022.4	922.3

Total policy reserves	$16,416.9	$14,357.9

Insurance in force as of period end:
Individual investment life insurance	$56,772.8	$56,744.9
Corporate investment life insurance	23,122.3	9,431.6
Traditional life insurance	33,596.4	33,039.1
Universal life insurance	8,510.3	8,553.2

Total insurance in force	$122,001.8	$107,768.8

Pre-tax operating earnings increased 19% to $72.2 million in the first quarter of 2005 from $60.7 million in the same period a year ago. Improved results from the corporate investment life business drove the improvement. Earnings for this business were 77% ahead of the prior year first quarter primarily due to improved spreads, favorable mortality and lower DAC amortization as described below. Additionally, earnings from TBG Financial increased $1.0 million due to strong production.

Policy charges increased 3% to $136.9 million in the first quarter of 2005 compared to $133.4 million in the prior year first quarter. Cost of insurance charges, which are assessed on the amount of insurance in force in excess of the related policyholder account value, increased 3% in the first quarter of 2005 compared to the same period a year ago. Growth in universal life and individual investment life products also contributed to the improvement.

Net investment income increased 2% to $119.1 million in the first quarter of 2005 compared to $117.0 million in the first quarter of 2004 primarily due to higher prepayment penalty income in the BOLI business.

Amortization of DAC and VOBA increased 2% to $36.6 million in the first quarter of 2005 compared to $36.0 million in the same period a year ago. Increased DAC amortization in the corporate life insurance business due to higher surrenders was partially offset by a reduction in amortization from the implementation of DAC model enhancements.

Other operating expenses decreased 15% to $56.8 million in the first quarter of 2005 from $66.5 million in the first quarter of 2004. Reduced expenses in individual fixed and investment life driven by reduced production were partially offset by higher expenses in corporate life products primarily related to premium taxes on a large BOLI case written in the first quarter of 2005.

First quarter 2005 sales of $519.4 million were flat compared to a year ago. However, COLI sales increased 8% compared to the same period a year ago largely driven by higher renewal premiums from the funding of existing COLI cases. Increased renewal premiums from COLI cases can be attributed to increased participant deferrals in existing executive deferred compensation plans, partially offset by the slow growth in new COLI sales due to the unfavorable environment for COLI and executive deferred compensation programs affecting the creation of new plans and sales. Traditional/universal life sales decreased 4% to $120.9 million primarily due to market anticipation of the Company’s June 2005 rollout of a new universal life product.

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

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended March 31,
(in millions)	2005	2004
Statements of Income Data
Operating revenues	$95.0	$78.4
Interest expense on debt	(25.7)	(25.4)
Other operating expenses	(56.8)	(37.8)

Pre-tax operating earnings	12.5	15.2
Net realized gains (losses) on investments, hedging instruments and hedged items[1]	26.1	(16.5)

Income (loss) from continuing operations before federal income taxes	$38.6	$(1.3)

Other Data
Account values as of period end —
Funding agreements backing medium-term notes	$4,161.4	$4,580.6

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

Pre-tax operating earnings in the first quarter of 2005 declined 18% compared to the first quarter of 2004. This decline primarily was due to discontinuing the use of fair value hedges on a portion of the MTN portfolio, resulting in fixed rate assets versus floating rate assets on a portion of the portfolio and higher variable crediting rates on liabilities in the MTN program. In addition, higher expenses related to commissions, litigation and regulatory investigations, and variable interest entities reduced pre-tax operating earnings. The decline was partially offset by an increase in net investment income primarily due to higher earnings on MTN variable rate assets, higher income from mortgage loan prepayment penalties and bond call premiums, and earnings on derivatives that do not qualify for hedge accounting treatment.

Net realized gains on investments, hedging instruments and hedged items excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes) totaled $26.1 million in the first quarter of 2005 compared to net realized losses of $16.5 million in the first quarter of 2004, and included other-than-temporary impairments of $4.6 million and $20.0 million in the first quarter of 2005 and 2004, respectively. The gains were driven by an improving market and credit environment.

The following table summarizes net realized gains (losses) on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended March 31,
(in millions)	2005	2004
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$35.6	$9.5
Hedging losses on fixed maturity sales	(2.0)	(3.6)
Equity securities available-for-sale	2.0	1.4
Real estate	—	0.4
Mortgage loans on real estate	2.0	—
Mortgage loan hedging losses	—	(0.5)
Other	1.6	0.2

Total realized gains on sales	39.2	7.4

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(7.7)	(2.6)
Hedging gains on fixed maturity sales	3.6	0.4
Equity securities available-for-sale	(0.6)	(0.4)
Real estate	—	(1.2)
Mortgage loans on real estate	(1.4)	(1.5)
Mortgage loan hedging gains	1.9	1.8
Other	(0.5)	(0.3)

Total realized losses on sales	(4.7)	(3.8)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(1.1)	(15.6)
Equity securities available-for-sale	(0.9)	(0.2)
Real estate	—	(2.2)
Mortgage loans on real estate, including valuation allowance adjustment	(2.6)	(2.0)

Total other-than-temporary and other investment impairments	(4.6)	(20.0)

Credit default swaps	(1.7)	(2.8)
Periodic net coupon settlements on non-qualifying derivatives	(0.1)	3.2
Other derivatives	0.7	2.8
Trading portfolio valuation loss	(0.3)	—

Total realized gains (losses) before policyholder dividend obligation and DAC and VOBA adjustments	28.5	(13.2)
Amounts credited to policyholder dividend obligation	(1.3)	(1.0)
Amortization adjustment for VOBA	0.7	0.9
Other	(1.6)	—

Net realized gains (losses) on investments, hedging instruments and hedged items	$26.3	$(13.3)

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. See “Impairment Losses on Investments” in the “Critical Accounting Policies and Recently Issued Accounting Standards” section of Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this report for a complete discussion of this process.

The following table summarizes for the three months ended March 31, 2005 the Company’s largest aggregate losses on sales and write-downs by issuer (including affiliates), the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

				March 31, 2005
(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD write- downs	Holdings[1]	Net unrealized gain (loss)
A payroll services and temporary staffing company. A decline in the fourth quarter of 2004 prompted a decision to sell, and an impairment was recorded. The sale had not yet perfected in the first quarter of 2005, and a further impairment was recorded.	$—	$—	$(0.9)	$2.2	$—

A manufacturer and retailer of manufactured housing. A sale of the entire position was realized as an impairment loss during the first quarter of 2005.	0.4	—	(0.6)	—	—

An asset-backed security secured by vacation club membership interests. Expected cash flows experienced deterioration in the first quarter of 2005, and an impairment was recorded.	—	—	(0.4)	0.9	—

An asset-backed security backed by home mortgages. An impairment was recorded in the prior year. A sale of the issue was completed in the first quarter of 2005 with an additional loss that was realized as an impairment loss.	0.7	—	(0.3)	—	—

U.S. government securities that were sold at a loss in the first quarter of 2005. No impairment necessary on the remaining holdings.	366.8	(2.4)	—	254.5	9.8

Credit card-backed securities. A sale of a portion of the holdings resulted in a loss in the first quarter of 2005. Expected cash flows and fair values of the remaining holdings are being monitored. The Company has the ability and intent to hold the remaining securities to recovery. No impairment on these holdings necessary at this time.	26.6	(0.7)	—	94.5	(0.5)

A financial services company that offers a variety of automotive financial services to various authorized dealers. A sale of two securities by this issuer was completed in the first quarter of 2005. The Company has the ability and intent to hold the remaining securities to recovery.	7.7	(0.4)	—	60.9	(1.6)

Asset-backed securities secured by student loans. A sale of a portion of the holdings resulted in a loss in the first quarter of 2005. Expected cash flows and fair values of the remaining holdings are being monitored. The Company has the ability and intent to hold the remaining securities to recovery. No impairment on these holdings necessary at this time.	34.7	(0.4)	—	92.7	(3.8)

Securities issued by U.S. government-sponsored enterprises (these securities are not backed by the full faith and credit of the U.S. government) that were sold at a loss in the first quarter of 2005. No impairment necessary on the remaining holdings.	37.6	(0.3)	—	933.8	53.0

Collateralized mortgage obligations backed by commercial mortgage pass-through certificates. A sale of one issue resulted in a loss in the first quarter of 2005. Expected cash flows and fair values of the remaining holdings are being monitored. The Company has the ability and intent to hold the remaining securities to recovery. No impairment on these holdings necessary at this time.	10.6	(0.3)	—	117.9	(2.9)

Collateralized mortgage obligations. A sale of a portion of the holdings resulted in a loss in the first quarter of 2005. Expected cash flows and fair values of the remaining holdings are being monitored. The Company has the ability and intent to hold the remaining securities to recovery. No impairment on these holdings necessary at this time.	12.4	(0.3)	—	37.5	(0.2)

A financial services company that provides financing, mortgage, insurance, real estate, automobile and railcar services. The company also operates communication satellites. A purchase and sale of this security was completed in the first quarter of 2005.	16.7	(0.2)	—	—	—

A provider of global financial services such as investment banking, treasury and securities services, asset management, private banking, cardmember services, commercial banking and home finance. A sale of one security by the issuer was completed during the first quarter of 2005. No impairment loss necessary on the remaining holdings.	9.7	(0.2)	—	44.0	0.5

Total	$523.9	$(5.2)	$(2.2)	$1,638.9	$54.3

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities.

Related Party Transactions

See Note 10 to the unaudited consolidated financial statements included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report for a discussion of related party transactions.

Liquidity and Capital Resources

Liquidity and capital resources demonstrate the overall financial strength of the Company and its ability to generate cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. The Company’s capital structure consists of long-term debt and shareholders’ equity.

The following table summarizes the Company’s capital structure as of the dates indicated:

(in millions)	March 31, 2005	December 31, 2004	March 31, 2004
Long-term debt	$1,406.4	$1,406.0	$1,405.7

Shareholders’ equity, excluding accumulated other comprehensive income	4,924.7	4,782.9	4,467.4
Accumulated other comprehensive income	222.6	432.2	663.8

Total shareholders’ equity	5,147.3	5,215.1	5,131.2

Total capital	$6,553.7	$6,621.1	$6,536.9

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

The terms of the senior notes contain various restrictive covenants, including limitations on the disposition of subsidiaries. As of March 31, 2005, the Company was in compliance with all such covenants.

The variable rate note payable is tied to 1-year U.S. LIBOR rates with annual resets and had an outstanding balance of $1.5 million and an interest rate of 4.35% as of March 31, 2005.

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

As an insurance holding company, the ability of NFS to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of: (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31; or (ii) the statutory-basis net income of the insurer for the 12-month period ending as of the prior December 31. NLIC’s statutory capital and surplus as of December 31, 2004 was $2.39 billion, and statutory net income for 2004 was $317.7 million. As of March 31, 2005, NLIC could pay dividends to NFS totaling $167.7 million without obtaining prior approval. On March 1, 2005, NLIC paid a $25.0 million dividend to NFS. The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders.

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the Pennsylvania Insurance Department (PID) either approves or fails to disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of: (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31; or (ii) the statutory-basis net income of the insurer for the prior year. In connection with the acquisition of NLICA, the PID ordered that no dividends could be paid out of NLICA before October 1, 2005 without prior approval. The statutory capital and surplus of NLICA as of December 31, 2004 was $576.5 million, while statutory net income for the year ended December 31, 2004 was $126.4 million. Effective October 1, 2005, based on statutory financial results as of and for the year ended December 31, 2004, and based on dividends paid through September 30, 2005, NLICA will be able to pay dividends to NFS totaling $76.4 million without obtaining prior approval.

NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses and principal in the future.

Also available as a source of funds to the Company is a $1.00 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $2.29 billion and NLIC maintain statutory surplus in excess of $1.56 billion. The Company had no amounts outstanding under this agreement as of March 31, 2005. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $134.6 million in commercial paper outstanding as of March 31, 2005.

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

In addition, the Company has two majority-owned subsidiaries that each has available separate annually renewable, 364-day, $10.0 million line of credit agreements with a single financial institution. The lines of credit are guaranteed by NFS and are included in the consolidated balance sheets. One of the agreements was renewed in September 2004, and the majority-owned subsidiary had $6.9 million outstanding on that line of credit as of March 31, 2005 at a weighted average effective interest rate of 3.92% in 2005. The other agreement was established in August 2004, and the majority-owned subsidiary had $9.0 million outstanding on that line of credit as of March 31, 2005 at a weighted average effective interest rate of 3.52% in 2005.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NLIC had no amount outstanding under this agreement as of March 31, 2005. As of March 31, 2005, the Company has not provided any guarantees on such borrowings, either directly or indirectly.

In addition to the agreement described above, NMIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. Because NLIC has a variable interest in the profits from the securitization of these loans, NLIC consolidates the assets and liabilities associated with these loans and the corresponding borrowings in accordance with current accounting guidance. The maximum amount available under the agreement is $250.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NMIC had $32.6 million outstanding under this agreement as of March 31, 2005. As of March 31, 2005, the Company has not provided any guarantees on such borrowings, either directly or indirectly.

The Company has sold $510.1 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 4.50% to 5.25% over periods ending between 2002 and 2021 and as of March 31, 2005 held guarantee reserves totaling $5.1 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.38 billion. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. During the first quarter of 2005, there was no stabilization collateral released into income compared to $0.1 million during the prior year quarter.

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

Contractual Obligations and Commitments

Contractual obligations and commitments have not changed materially from those disclosed in the Company’s 2004 Annual Report on Form 10-K.

Off-Balance Sheet Transactions

Under the MTN program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements rank pari passu with all other insurance claims of the issuing company in the event of liquidation and should be treated as “annuities” under applicable Ohio insurance law. Therefore, the funding agreement obligations are classified as a component of future policy benefits and claims on the unaudited consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the MTNs, the Company does not include the trust in its unaudited consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Ratings Services assign the same ratings to the notes and the insurance financial strength of NLIC.

As of March 31, 2005 and December 31, 2004, the Company had received $1.29 billion and $1.01 billion, respectively, of cash collateral on securities lending and $355.3 million and $415.7 million, respectively, of cash for derivative collateral. As of March 31, 2005 and December 31, 2004, the Company had received $28.9 million and $194.7 million, respectively, of non-cash collateral on securities lending. Both the cash and non-cash collateral amounts were included in short-term investments with a corresponding liability recorded in other liabilities. As of March 31, 2005 and December 31, 2004, the Company had loaned securities with a fair value of $1.29 billion and $1.18 billion, respectively. The Company also held $151.9 million and $222.5 million of securities as off-balance sheet collateral on derivative transactions as of March 31, 2005 and December 31, 2004, respectively.

Investments

General

The Company’s assets are divided between separate account and general account assets. As of March 31, 2005, $64.37 billion (55%) of the Company’s total assets were held in separate accounts and $51.63 billion (45%) were held in the Company’s general account, including $44.16 billion of general account investments.

Separate account assets consist primarily of deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. All of the investment performance in the Company’s separate account assets is passed through to the Company’s customers.

The following table summarizes the Company’s consolidated general account investments by asset category as of the dates indicated:

	March 31, 2005		December 31, 2004
(dollars in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities	$31,188.2	70.6	$31,516.8	70.7
Equity securities	77.5	0.2	87.0	0.2
Trading assets	26.0	0.1	15.9	—
Mortgage loans on real estate, net	9,127.8	20.7	9,267.5	20.8
Real estate, net	108.6	0.2	108.3	0.2
Policy loans	921.9	2.1	987.2	2.2
Other long-term investments	581.8	1.3	604.2	1.4
Short-term investments	2,126.1	4.8	2,009.9	4.5

Total	$44,157.9	100.0	$44,596.8	100.0

The following table lists the ten largest fixed maturity investment holdings by amortized cost for both investment grade and non-investment grade securities included in the general account as of March 31, 2005:

(in millions)	Predominant Rating	Amortized Cost		Predominant Rating	Amortized Cost
Investment Grade			Non-Investment Grade
General Electric Capital Corporation	AAA	$85.3	Bowater, Inc.	BB	$37.8
Southwest Airlines Company	A+	85.0	Electronic Data System Corporation	BB+	34.0
Baxter International, Inc.	BBB+	59.5	America West Airlines	BB+	29.9
Midwest Ind. Transmission Sys. Op., Inc.	A+	57.7	Delta Airlines, Inc.	B-	25.6
McDonald’s Corporation	A	57.5	Edison International	BB+	25.4
National Rural Utilities	A+	56.7	Timken Company	BB+	25.0
Bank of America Corporation	A+	56.7	DPL, Inc.	B+	24.3
Cargill, Inc.	A	56.7	Enterprise Products Ptnrs LP	BB+	22.6
Ford Motor Company	BBB-	56.6	Kaneb Pipe Line Partners LP	BB+	22.1
Wachovia Corporation	A	56.5	Georgia-Pacific Group	BB	20.2

Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$254.5	$13.7	$3.9	$264.3
Agencies not backed by the full faith and credit of the U.S. Government	933.8	59.5	6.5	986.8
Obligations of states and political subdivisions	287.8	2.2	4.3	285.7
Debt securities issued by foreign governments	58.3	2.3	0.4	60.2
Corporate securities
Public	11,589.8	432.6	87.8	11,934.6
Private	7,152.7	256.6	60.9	7,348.4
Mortgage-backed securities – U.S. Government-backed	6,779.3	37.3	73.2	6,743.4
Asset-backed securities	3,539.3	65.3	39.8	3,564.8

Total fixed maturity securities	30,595.5	869.5	276.8	31,188.2
Equity securities	64.2	13.7	0.4	77.5

Total securities available-for-sale	$30,659.7	$883.2	$277.2	$31,265.7

December 31, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$155.1	$14.2	$0.8	$168.5
Agencies not backed by the full faith and credit of the U.S. Government	1,168.6	82.0	1.3	1,249.3
Obligations of states and political subdivisions	266.8	3.1	2.8	267.1
Debt securities issued by foreign governments	58.4	2.8	0.1	61.1
Corporate securities
Public	12,005.1	584.2	32.1	12,557.2
Private	7,306.3	358.2	28.6	7,635.9
Mortgage-backed securities – U.S. Government-backed	5,464.1	71.7	17.9	5,517.9
Asset-backed securities	3,998.8	89.3	28.3	4,059.8

Total fixed maturity securities	30,423.2	1,205.5	111.9	31,516.8
Equity securities	73.1	14.3	0.4	87.0

Total securities available-for-sale	$30,496.3	$1,219.8	$112.3	$31,603.8

The following table summarizes by time the gross unrealized losses on securities available-for-sale in an unrealized loss position as of the dates indicated:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
March 31,2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$153.6	$3.4	$6.8	$0.5	$160.4	$3.9
Agencies not backed by the full faith and credit of the U.S. Government	368.0	6.5	—	—	368.0	6.5
Obligations of states and political subdivisions	108.3	1.8	53.6	2.5	161.9	4.3
Debt securities issued by foreign governments	15.3	0.2	8.7	0.2	24.0	0.4
Corporate securities
Public	3,643.0	68.6	431.8	19.2	4,074.8	87.8
Private	2,223.3	46.6	252.0	14.3	2,475.3	60.9
Mortgage-backed securities – U.S. Government-backed	4,088.0	64.5	264.1	8.7	4,352.1	73.2
Asset-backed securities	1,289.3	29.1	190.4	10.7	1,479.7	39.8

Total fixed maturity securities	11,888.8	220.7	1,207.4	56.1	13,096.2	276.8
Equity securities	18.2	0.4	—	—	18.2	0.4

Total	$11,907.0	$221.1	$1,207.4	$56.1	$13,114.4	$277.2

% of gross unrealized losses		80%		20%

December 31, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$42.7	$0.5	$14.1	$0.3	$56.8	$0.8
Agencies not backed by the full faith and credit of the U.S. Government	184.9	1.0	1.8	0.3	186.7	1.3
Obligations of states and political subdivisions	80.8	0.5	54.6	2.3	135.4	2.8
Debt securities issued by foreign governments	5.3	—	8.7	0.1	14.0	0.1
Corporate securities
Public	1,853.0	21.6	349.7	10.5	2,202.7	32.1
Private	1,183.3	18.0	235.4	10.6	1,418.7	28.6
Mortgage-backed securities – U.S. Government-backed	1,492.9	11.9	231.7	6.0	1,724.6	17.9
Asset-backed securities	834.3	17.4	230.3	10.9	1,064.6	28.3

Total fixed maturity securities	5,677.2	70.9	1,126.3	41.0	6,803.5	111.9
Equity securities	17.3	0.4	—	—	17.3	0.4

Total	$5,694.5	$71.3	$1,126.3	$41.0	$6,820.8	$112.3

% of gross unrealized losses		63%		37%

The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded and privately placed securities. The designations assigned by the NAIC range from class 1 (highest quality) to class 6. Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of March 31, 2005.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of the dates indicated:

(in millions)	Rating agency equivalent designation[2]	March 31, 2005		December 31, 2004
NAIC designation[1]		Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$19,689.7	$19,931.5	$19,025.7	$19,556.7
2	Baa	9,216.4	9,505.8	9,604.5	10,069.0
3	Ba	1,068.2	1,106.0	1,127.7	1,188.0
4	B	459.8	469.8	466.8	487.0
5	Caa and lower	73.1	81.3	91.5	103.4
6	In or near default	88.3	93.8	107.0	112.7

	Total	$30,595.5	$31,188.2	$30,423.2	$31,516.8

[1]	NAIC Designations are assigned at least annually. Some designations for securities shown have been assigned to securities not yet assigned an NAIC Designation in a manner approximating equivalent public rating categories.
[2]	Comparisons between NAIC and Moody’s designations are published by the NAIC. If no Moody’s rating is available, the Company assigns internal ratings corresponding to public ratings.

Mortgage-Backed Securities

The Company’s general account mortgage-backed securities (MBS) portfolio is comprised of residential MBS investments. As of March 31, 2005, MBS investments totaled $6.74 billion (22%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale.

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

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk varies by the type of MBS held. The Company limits its exposure to prepayments/extensions by including less volatile types of MBSs. As of March 31, 2005, $2.56 billion (38%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Most of the Company’s non-PAC MBSs possess varying degrees of cash flow structure and prepayment/extension risk. The MBS portfolio contains only 3% of pure pass-throughs.

The following table summarizes the distribution by investment type of the Company’s general account MBS portfolio as of the dates indicated:

	March 31, 2005		December 31, 2004
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Planned amortization class	$2,558.1	37.9	$2,394.7	43.4
Sequential	1,612.2	23.9	1,329.2	24.1
Non-accelerating securities – CMO	1,086.6	16.1	520.4	9.4
Very accurately defined maturity	821.6	12.2	683.5	12.4
Multi-family mortgage pass-through certificates	231.3	3.4	237.2	4.3
Accrual	187.2	2.8	191.8	3.5
Other	246.4	3.7	161.1	2.9

Total	$6,743.4	100.0	$5,517.9	100.0

Asset-Backed Securities

The Company’s general account asset-backed securities (ABS) portfolio includes home equity and credit card-backed ABS investments, among others. As of March 31, 2005, ABS investments were $3.56 billion (11%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale.

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

The following table summarizes the distribution by investment type of the Company’s general account ABS portfolio as of the dates indicated:

	March 31, 2005		December 31, 2004
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Home equity/improvement	$1,099.6	30.8	$1,248.2	$30.7
Credit card-backed	496.9	13.9	667.6	16.5
CBO/CLO/CDO	469.2	13.2	463.5	11.4
Commercial mortgage-backed securities	446.4	12.5	455.1	11.2
Pass-through certificate	152.8	4.3	154.3	3.8
Enhanced equity/equity trust certificates	150.3	4.2	160.5	4.0
Non-accelerated securities	149.5	4.2	200.0	4.9
Student loans	89.2	2.5	125.8	3.1
Franchise/business loan	81.7	2.3	84.9	2.1
Miscellaneous asset-backed	70.5	2.0	76.7	2.0
Other	358.7	10.1	423.2	10.3

Total	$3,564.8	100.0	$4,059.8	100.0

Private Placement Fixed Maturity Securities

The Company invests in private placement fixed maturity securities because of the generally higher nominal yield available compared to comparably rated public fixed maturity securities, more restrictive financial and business covenants available in private fixed maturity security loan agreements and stronger prepayment protection. Although private placement fixed maturity securities are not registered with the Securities and Exchange Commission (SEC) and generally are less liquid than public fixed maturity securities, restrictive financial and business covenants included in private placement fixed maturity security loan agreements generally are designed to compensate for the impact of increased liquidity risk. A significant portion of the private placement fixed maturity securities that the Company holds are participations in issues that are also owned by other investors. In addition, some of these securities are rated by nationally recognized rating agencies, and substantially all have been assigned a rating designation by the NAIC, as shown in the earlier table which summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of March 31, 2005.

Mortgage Loans

As of March 31, 2005, general account mortgage loans were $9.13 billion (21%) of the carrying value of consolidated general account investments. Substantially all of these loans were commercial mortgage loans. Commitments to fund mortgage loans of $678.1 million were outstanding as of March 31, 2005.

The table below summarizes the carrying values of mortgage loans by regional exposure and type of collateral as of March 31, 2005:

(in millions)	Office	Warehouse	Retail	Apartment & Other	Total
New England	$323.3	$16.1	$118.8	$20.1	$478.3
Middle Atlantic	278.1	313.7	380.5	103.1	1,075.4
East North Central	332.2	281.4	571.0	375.8	1,560.4
West North Central	78.9	73.5	69.4	71.0	292.8
South Atlantic	295.9	381.1	734.5	832.0	2,243.5
East South Central	48.9	87.9	101.1	142.4	380.3
West South Central	231.7	132.1	94.8	231.6	690.2
Mountain	189.6	120.5	205.4	308.2	823.7
Pacific	364.7	480.9	446.5	281.2	1,573.3

Total principal	$2,143.3	$1,887.2	$2,722.0	$2,365.4	9,117.9

Valuation allowance					(38.1)
Unamortized premium					45.5
Change in fair value of hedged mortgage loans and commitments					2.5

Total mortgage loans on real estate, net					$9,127.8

As of March 31, 2005, the Company’s largest exposure to any single borrowing group was $832.0 million (9%) of the Company’s general account mortgage loan portfolio.

As of March 31, 2005 and December 31, 2004, 0.05% of the Company’s mortgage loans were classified as delinquent. There were no foreclosed loans as of March 31, 2005 compared to 0.13% of the Company’s mortgage loans that were foreclosed as of December 31, 2004. Restructured loans totaled 0.27% of the Company’s mortgage loans as of March 31, 2005 and December 31, 2004.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed materially from those disclosed in the Company’s 2004 Annual Report on Form 10-K.

ITEM 4 Controls and Procedures

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

PART II– OTHER INFORMATION

ITEM 1 Legal Proceedings

The Company is a party to litigation and arbitration proceedings in the ordinary course of its business. It is not possible to determine the ultimate outcome of the pending investigations and legal proceedings or to provide reasonable ranges of potential losses. Some of the matters, including certain of those referred to below, are in very preliminary stages, and the Company does not have sufficient information to make an assessment of plaintiffs’ claims for liability or damages. In some of the cases seeking to be certified as class actions, the court has not yet decided whether a class will be certified or (in the event of certification) the size of the class and class period. In many of the cases, plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages and equitable remedies, that are difficult to quantify and cannot be defined based on the information currently available. The Company does not believe, based on information currently known by the Company’s management, that the outcomes of such pending investigations and legal proceedings are likely to have a material adverse effect on the Company’s consolidated financial position. However, given the large and/or indeterminate amounts sought in certain of these matters and inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Company’s consolidated financial results in a particular quarterly or annual period.

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements.

The financial services industry, including mutual fund, variable annuity, life insurance and distribution companies, has also been the subject of increasing scrutiny by regulators, legislators and the media over the past two years. Numerous regulatory agencies, including the SEC, the National Association of Securities Dealers and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. The Company has been contacted by or received subpoenas from the SEC and the New York State Attorney General, who are investigating market timing in certain mutual funds offered in insurance products sponsored by the Company. The Company is cooperating with this investigation and is responding to information requests.

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, and funding agreements issued to back MTN programs. Related investigations and proceedings may be commenced in the future. The Company has been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to these investigations into compensation and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, and funding agreements backing the MTN program. The Company is cooperating with regulators in connection with these inquiries. NMIC, NFS’ ultimate parent, has been contacted by or received subpoenas from certain regulators for information on these issues with respect to its operations and the operations of its subsidiaries, including the Company. The Company will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass its operations.

These proceedings are expected to continue in the future and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry, including life insurance and annuity companies. These proceedings also could affect the outcome of one or more of the Company’s litigation matters.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff claims to represent a class of persons in the United States who, through their ownership of a Nationwide annuity or insurance product, held units of any Nationwide sub-account invested in mutual funds which included foreign securities in their portfolios and which allegedly experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. The plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. The plaintiffs moved to remand on June 28, 2004. On July 12, 2004, NLIC filed a memorandum opposing remand and requesting a stay pending the resolution of an unrelated case covering similar issues, which is an appeal from a decision of the same District Court remanding a removed market timing case to an Illinois state court. On July 30, 2004, the U.S. District Court granted NLIC’s request for a stay pending a decision by the Seventh Circuit on the unrelated case mentioned above. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding there entitled In Re Mutual Funds Investment Litigation. NLIC intends to defend this lawsuit vigorously.

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation, (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders, (3) civil conspiracy, and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the complaint on June 1, 2004. On February 8, 2005 the court denied the motion to dismiss. On March 23, 2005, the Company filed its answer. The Company intends to defend this lawsuit vigorously.

On October 31, 2003, NLIC and Nationwide Life and Annuity Insurance Company (NLAIC) were named in a lawsuit seeking class action status filed in the United States District Court for the District of Arizona entitled Robert Helman et al v. Nationwide Life Insurance Company et al. The suit challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, the plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or NLAIC which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. NLIC and NLAIC filed a motion to dismiss the complaint on May 24, 2004. On July 27, 2004, the court granted the motion to dismiss. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. NLIC and NLAIC intend to defend this lawsuit vigorously.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Nationwide Financial Services, Inc. Amended and Restated Stock Retainer Plan for Non-Employee Directors, 2,588 shares of Class A Common Stock were issued by NFS during the first quarter of 2005, at an average price of $36.46 per share, to NFS directors, who are not employees of NFS or its affiliates. This was a partial payment of the annual stock retainer paid by NFS to such directors in consideration of serving as directors of the Company. The annual stock retainer consists of a grant of shares of Class A Common Stock of the Company having a value of $32,500 and is paid in monthly installments. In addition, the directors receive an annual cash retainer of $32,500 (paid in monthly installments) and a stock option grant valued at $45,000. The Chairman of the Board receives a supplemental annual retainer of $40,000, paid one-half in cash and one-half in shares of the Company’s Class A Common Stock, for his additional duties. This supplemental retainer of cash and stock is also paid in monthly installments. The issuance of such shares in partial payment of the annual retainer is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder.

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of NFS’ equity securities by NFS or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, during the Company’s first quarter:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate value) of shares (or units) that may yet be purchased under the plans or programs
January 2005	275	$37.34	N/A	N/A
February 2005	900	$37.80	N/A	N/A
March 2005	550	$36.86	N/A	N/A

Total	1,725[1]	$37.43	N/A	N/A

[1]	Represents shares of Class A Common Stock purchased on the open market by The 401(k) Company as fund administrator of the Nationwide Financial Services, Inc. Common Stock Fund, an investment choice under the Nationwide Savings Plan (the Plan), for the benefit of Plan participants. The 401(k) Company is an indirect subsidiary of NFS.

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

NATIONWIDE FINANCIAL SERVICES, INC.
(Registrant)

Date: May 5, 2005	/s/ M. Eileen Kennedy
M. Eileen Kennedy, Senior Vice President — Chief Financial Officer