Form 10-Q/A
period 2005-03-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2005-05-12
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of April 29, 2005, the registrant had 57,337,521 shares outstanding of its Class A common stock (par value $0.01 per share) and 95,633,767 shares outstanding of its Class B common stock (par value $0.01 per share).

Explanatory Note

On May 5, 2005, Nationwide Financial Services, Inc. (NFS) filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. This amendment is being filed solely to correct a typographical error contained on the cover page of the aforementioned Quarterly Report on Form 10-Q with respect to the disclosure of the number of shares outstanding of NFS Class A common stock as of April 29, 2005. The actual number of shares outstanding of NFS Class A common stock as of April 29, 2005 was 57,337,521. All other items in the NFS Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 remain unchanged from the original filing.

ITEM 6 Exhibits

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of M. Eileen Kennedy pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

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

32.2*

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

*	Previously filed with the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

Date: May 12, 2005	/s/ M. Eileen Kennedy
M. Eileen Kennedy, Senior Vice President — Chief Financial Officer