Form 10-Q
period 2005-06-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 2005-08-04
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-12785

NATIONWIDE FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-1486870
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Nationwide Plaza, Columbus, Ohio	43215
(Address of principal executive offices)	(Zip Code)

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

As of July 29, 2005, the registrant had 57,459,575 shares outstanding of its Class A common stock (par value $0.01 per share) and 95,633,767 shares outstanding of its Class B common stock (par value $0.01 per share).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I – FINANCIAL INFORMATION

ITEM 1 Unaudited Consolidated Financial Statements

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Policy charges	$311.1	$307.0	$624.0	$613.1
Life insurance premiums	99.7	99.4	195.6	196.1
Net investment income	596.2	547.2	1,181.5	1,115.7
Net realized (losses) gains on investments, hedging instruments and hedged items	(1.2)	(32.0)	25.1	(45.3)
Other	81.1	71.0	163.7	134.4

Total revenues	1,086.9	992.6	2,189.9	2,014.0

Benefits and expenses:
Interest credited to policyholder account values	354.4	330.0	695.0	665.2
Other benefits and claims	146.8	138.1	283.6	273.2
Policyholder dividends on participating policies	26.3	26.2	53.2	48.4
Amortization of deferred policy acquisition costs	113.5	108.7	239.0	219.8
Amortization of value of business acquired	11.7	13.9	23.7	26.4
Interest expense on debt	26.8	25.7	52.9	51.3
Other operating expenses	211.9	212.9	425.3	426.8

Total benefits and expenses	891.4	855.5	1,772.7	1,711.1

Income from continuing operations before federal income tax expense	195.5	137.1	417.2	302.9
Federal income tax expense	50.7	31.6	111.4	73.9

Income from continuing operations	144.8	105.5	305.8	229.0
Discontinued operations, net of taxes	(3.6)	(1.3)	(4.1)	(1.8)
Cumulative effect of adoption of accounting principle, net of taxes	—	—	—	(3.4)

Net income	$141.2	$104.2	$301.7	$223.8

Earnings from continuing operations per common share:
Basic	$0.95	$0.69	$2.00	$1.51
Diluted	$0.94	$0.69	$1.99	$1.50

Earnings per common share:
Basic	$0.92	$0.69	$1.97	$1.47
Diluted	$0.92	$0.68	$1.96	$1.46

Weighted average common shares outstanding:
Basic	153.0	152.1	152.9	152.0
Diluted	153.7	152.9	153.6	152.9

Cash dividends declared per common share	$0.19	$0.18	$0.38	$0.36

See accompanying notes to unaudited consolidated financial statements,

including Note 10 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $30,730.6 in 2005; $30,423.2 in 2004)	$31,778.5	$31,516.8
Equity securities (cost $66.8 in 2005; $73.1 in 2004)	80.8	87.0
Trading assets, at fair value	28.5	15.9
Mortgage loans on real estate, net	9,214.7	9,267.5
Real estate, net	103.8	108.3
Policy loans	928.6	987.2
Other long-term investments	628.0	604.2
Short-term investments, including amounts managed by a related party	2,022.0	2,009.9

Total investments	44,784.9	44,596.8

Cash	45.8	52.4
Accrued investment income	409.6	428.7
Deferred policy acquisition costs	3,581.0	3,561.1
Value of business acquired	458.9	480.4
Other intangible assets	46.7	48.7
Goodwill	389.6	382.3
Other assets	2,214.1	2,497.0
Assets held in separate accounts	63,769.1	64,903.2

Total assets	$115,699.7	$116,950.6

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$40,842.3	$41,077.2
Short-term debt	352.1	230.8
Long-term debt	1,406.1	1,406.0
Other liabilities	3,895.2	4,118.3
Liabilities related to separate accounts	63,769.1	64,903.2

Total liabilities	110,264.8	111,735.5

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized - 50.0 shares; issued and outstanding - none	—	—
Class A common stock, $0.01 par value; authorized - 750.0 shares; issued - 66.8 and 66.2 shares in 2005 and 2004, respectively; outstanding - 57.4 and 56.9 shares in 2005 and 2004, respectively	0.7	0.7
Class B common stock, $0.01 par value; authorized - 750.0 shares; issued and outstanding - 95.6 shares	1.0	1.0
Additional paid-in capital	1,651.0	1,634.6
Retained earnings	3,640.6	3,400.0
Accumulated other comprehensive income	395.7	432.2
Treasury stock	(252.5)	(251.4)
Other, net	(1.6)	(2.0)

Total shareholders’ equity	5,434.9	5,215.1

Total liabilities and shareholders’ equity	$115,699.7	$116,950.6

See accompanying notes to unaudited consolidated financial statements,

including Note 10 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Six Months Ended June 30, 2005 and 2004

(Unaudited)

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Other, net	Total shareholders’ equity
Balance as of December 31, 2003	$0.6	$1.0	$1,614.3	$3,006.4	$504.9	$(247.6)	$(4.2)	$4,875.4

Comprehensive income:
Net income	—	—	—	223.8	—	—	—	223.8
Net unrealized losses on securities available-for-sale arising during the period, net of taxes	—	—	—	—	(207.9)	—	—	(207.9)
Accumulated net losses on cash flow hedges, net of taxes	—	—	—	—	(1.6)	—	—	(1.6)

Total comprehensive income								14.3

Cash dividends declared	—	—	—	(53.6)	—	—	—	(53.6)
Other, net	—	—	8.8	—	—	(3.6)	1.2	6.4

Balance as of June 30, 2004	$0.6	$1.0	$1,623.1	$3,176.6	$295.4	$(251.2)	$(3.0)	$4,842.5

Balance as of December 31, 2004	$0.7	$1.0	$1,634.6	$3,400.0	$432.2	$(251.4)	$(2.0)	$5,215.1

Comprehensive income:
Net income	—	—	—	301.7	—	—	—	301.7
Net unrealized losses on securities available-for-sale arising during the period, net of taxes	—	—	—	—	(56.4)	—	—	(56.4)
Accumulated net gains on cash flow hedges, net of taxes	—	—	—	—	19.9	—	—	19.9

Total comprehensive income								265.2

Cash dividends declared	—	—	—	(58.1)	—	—	—	(58.1)
Other, net	—	—	16.4	(3.0)	—	(1.1)	0.4	12.7

Balance as of June 30, 2005	$0.7	$1.0	$1,651.0	$3,640.6	$395.7	$(252.5)	$(1.6)	$5,434.9

See accompanying notes to unaudited consolidated financial statements,

including Note 10 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	301.7	$223.8
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to policyholder account values	695.0	665.2
Capitalization of deferred policy acquisition costs	(261.0)	(303.1)
Amortization of deferred policy acquisition costs	239.0	219.8
Amortization and depreciation	74.1	91.0
Net realized (gains) losses on investments, hedging instruments and hedged items	(25.1)	45.3
Decrease in accrued investment income	19.1	6.3
Decrease (increase) in other assets	304.9	(63.9)
(Decrease) increase in policy liabilities	(10.0)	24.3
(Decrease) increase in other liabilities	(414.7)	101.7
Other, net	(32.6)	27.0

Net cash provided by operating activities	890.4	1,037.4

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	4,412.8	2,167.0
Proceeds from sale of securities available-for-sale	1,138.0	902.9
Proceeds from repayments of mortgage loans on real estate	1,162.7	930.7
Proceeds from sale of real estate	6.4	11.7
Proceeds from repayments of policy loans and sale of other invested assets	122.7	67.6
Cost of securities available-for-sale acquired	(5,085.6)	(3,396.5)
Cost of mortgage loans on real estate originated or acquired	(1,018.4)	(1,169.5)
Net change in short-term investments	2.8	211.8
Collateral received (paid) – securities lending, net	202.8	(157.8)
Acquisition of subsidiary, net of cash acquired	(18.0)	—
Other, net	(708.6)	(311.5)

Net cash provided by (used in) investing activities	217.6	(743.6)

Cash flows from financing activities:
Net change in short-term debt	121.3	57.8
Cash dividends paid	(56.6)	(47.1)
Investment and universal life insurance product deposits	1,474.4	2,332.8
Investment and universal life insurance product withdrawals	(2,666.1)	(2,618.6)
Other, net	12.4	5.2

Net cash used in financing activities	(1,114.6)	(269.9)

Net (decrease) increase in cash	(6.6)	23.9
Cash, beginning of period	52.4	11.5

Cash, end of period	$45.8	$35.4

See accompanying notes to unaudited consolidated financial statements,

including Note 10 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2005 and 2004

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

(2)	Summary of Significant Accounting Policies

A complete summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K. The accounting policy discussed below has been updated since December 31, 2004.

(a) Discontinued Operations

During the quarter ended June 30, 2005, the Company decided to dispose of Cap Pro Holding, Inc. (Cap Pro), a majority-owned subsidiary of NFS that provides broker/dealer, registered investment advisor and insurance agency services to producers of certain certified public accounting firms. In accordance with GAAP, the results of operations of Cap Pro have been reflected herein as discontinued operations, and all prior periods have been reclassified to reflect this presentation. Therefore, in the second quarter of 2005, the Company recorded a loss of $3.6 million, net of taxes, primarily related to the impairment of goodwill (see Note 5).

(b) Reclassification

Certain items in the unaudited consolidated financial statements and related notes have been reclassified to conform to the current presentation.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

(3)	Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes (APB 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported on the income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate and justifying a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with earlier adoption permitted. The Company will adopt SFAS 154 effective January 1, 2006. SFAS 154 will have no impact on the Company’s financial position or results of operations upon adoption.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires companies to expense at fair value all costs resulting from share-based payment transactions, except for equity instruments held by employee share ownership plans. SFAS 123R also amended SFAS No. 95, Statement of Cash Flows, to require excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R as issued by the FASB was effective for the Company as of the beginning of the first period that begins after June 15, 2005. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which summarizes the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views on the valuation of share-based payment arrangements for public companies. The Company will consider this guidance in its adoption of SFAS 123R. On April 14, 2005, the SEC adopted a rule that amended the effective date of SFAS 123R. The SEC’s new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company plans to adopt SFAS 123R effective January 1, 2006 using the modified prospective method. The Company expects to report stock compensation expense of approximately $8.3 million, net of taxes, in 2006 due to the adoption of SFAS 123R.

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

On September 8, 2004, the FASB exposed for comment FASB Staff Position (FSP) EITF Issue 03-1-a, which was intended to provide guidance related to the application of paragraph 16 of EITF 03-1, and proposed FSP EITF Issue 03-1-b, which proposed a delay in the effective date of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. Based on comments received on these proposals, on September 30, 2004 the FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, which delayed the effectiveness of the guidance in EITF 03-1 in its entirety, with the exception of certain disclosure requirements. The delay had no impact on the Company’s financial position or results of operations. The Company continues to actively monitor its portfolio for any securities deemed to be other-than-temporarily impaired based on the guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), and SEC SAB No. 59, Accounting for Noncurrent Marketable Equity Securities (SAB 59).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

At its June 29, 2005 meeting, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the FASB will issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF 03-1 and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value (EITF Topic D-44). The final FSP, retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1), will replace the guidance set forth in paragraphs 10-18 of EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The finalized FSP is expected to be issued in August 2005. The Company actively monitors its portfolio for any securities deemed to be other-than-temporarily impaired based on the guidance in SFAS 115 and SAB 59, which is expected to be the guidance referenced in FSP FAS 115-1. Because the Company is currently following the existing guidance, the adoption of FSP FAS 115-1 is not expected to have an impact on the Company’s financial position or results of operations.

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

June 30, 2005 and 2004

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

The Company sponsors the Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) covering selected employees, directors and agents of the Company and certain of its affiliates. The LTEP provides for the grant of any or all of the following types of awards: (i) stock options for shares of Class A common stock; (ii) stock appreciation rights (SARs), either in tandem with stock options or freestanding; (iii) restricted stock; (iv) performance shares and performance units; and (v) Nationwide value added (NVA) awards, which may be paid in cash or in shares of Class A common stock (or a combination of cash and shares). The LTEP provides that it will remain in effect subject to the right of the Company’s Board of Directors to terminate it sooner, until all shares subject to the LTEP have been delivered under awards. However, in no event may any LTEP award of incentive stock options be granted on or after February 27, 2012. The number of shares of Class A common stock that may be issued under the LTEP, or as to which SARs or other awards may be granted, currently may not exceed 20.1 million. Stock options granted under the LTEP have ten-year terms. For the substantial majority of stock options granted under the LTEP, one third of the options vest and become fully exercisable at the end of each of three years of continued employment or upon retirement. As of June 30, 2005, there were no outstanding SARs, performance shares and performance units, or NVA awards.

The fair values of stock options are estimated on the dates of grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Risk free interest rate	3.87%	3.95%	3.77%	3.11%
Dividend yield	2.04%	2.10%	2.06%	2.01%
Volatility factor	0.3260	0.3072	0.3281	0.3133
Weighted average expected option life	5.5 Years	5.5 Years	5.5 Years	5.5 Years

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

The following table summarizes the Company’s stock option activity and related information for the periods indicated:

	Six months ended June 30,
	2005		2004
	Options on Class A common stock	Weighted average exercise price	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	8,162,893	$34.49	8,315,880	$33.42
Granted	1,014,960	37.05	940,012	37.95
Exercised	(575,190)	24.51	(302,759)	25.59
Cancelled	(101,119)	37.63	(262,165)	35.39

Outstanding, end of period	8,501,544	$35.44	8,690,968	$34.13

Exercisable, end of period	6,112,246	$36.41	5,555,742	$36.16

Weighted average fair value of options granted during the period		$11.02		$9.79

The following table summarizes information about employee stock options outstanding and exercisable as of June 30, 2005:

	Options outstanding			Options currently Exercisable
Range of exercise prices	Number	Weighted average remaining contractual lives	Weighted average exercise price	Number	Weighted average exercise price
$22.10 - $32.75	3,008,642	6.81	$24.61	2,250,999	$24.95
$32.75 - $48.13	5,492,902	6.65	$41.37	3,861,247	$43.09

The Company has elected to follow APB 25 and related interpretations in accounting for stock options granted to employees as permitted by SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under APB 25, no compensation expense has been recognized by the Company because the stock option awards qualify as fixed awards and the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. SFAS 123 requires pro forma disclosures as if the Company had adopted the expense recognition provisions of that statement, which require that the fair value of options granted are recorded as expense over the vesting period.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

The following table summarizes the effect on net income and earnings per common share for the periods indicated if the Company had accounted for compensation cost for employee stock options in accordance with the fair value accounting method provided by SFAS 123:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$141.2	$104.2	$301.7	$223.8
Deduct: total stock-based employee compensation expense determined under fair value method, net of taxes	2.0	2.4	4.2	5.9

Pro forma net income	$139.2	$101.8	$297.5	$217.9

Earnings per common share:
Basic, as reported	$0.92	$0.69	$1.97	$1.47
Basic, pro forma	0.91	0.67	1.95	1.43
Diluted, as reported	0.92	0.68	1.96	1.46
Diluted, pro froma	0.91	0.67	1.94	1.43

(5)	Goodwill

The following table summarizes changes in the carrying value of goodwill by reportable segment for the periods indicated:

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Balance as of December 31, 2003	$—	$64.1	$331.2	$11.4	$406.7
Adjustments	—	—	(23.8)	—	(23.8)
Impairment	—	—		(0.6)	(0.6)

Balance as of December 31, 2004	—	64.1	307.4	10.8	382.3
Acquisition	—	18.1	—	—	18.1
Impairment	—	—	—	(10.8)	(10.8)

Balance as of June 30, 2005	$—	$82.2	$307.4	$—	$389.6

The 2004 activity included final adjustments to Nationwide Financial Network (NFN) federal income tax reserve balances totaling $23.8 million resulting from the completion of all Internal Revenue Service audits of NFN for periods prior to NFS’ acquisition. In addition, the Company’s annual impairment testing resulted in a $0.6 million impairment loss on existing goodwill.

The current year addition to goodwill reflects the Company’s acquisition of Registered Investment Advisors Services, Inc. dba RIA Services, Inc. (RIA) effective February 28, 2005. RIA provides a technology solution that gives defined contribution plan sponsors the ability to provide their participants the option of professional money management from investment advisory firms. The aggregate purchase price was $18.1 million.

The current year goodwill impairment relates to the discontinued operations of Cap Pro. See Note 2(a) for more information.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

(6)	Variable Annuity Contracts

The Company issues traditional variable annuity contracts through its separate accounts, for which investment income and gains and losses on investments accrue directly to, and investment risk is borne by, the contract holder. The Company also issues non-traditional variable annuity contracts in which the Company provides various forms of guarantees to benefit the related contract holders. The Company provides four primary guarantee types under non-traditional variable annuity contracts: (1) GMDB; (2) guaranteed minimum accumulation benefits (GMAB); (3) GMIB; and (4) a hybrid guarantee with GMAB and guaranteed minimum withdrawal benefits (GMWB).

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

Beginning in March 2005, the Company began offering a hybrid GMAB/GMWB living benefit through its Capital Preservation Plus Lifetime Income contract rider. This living benefit combines a GMAB feature in its first 5-10 years (virtually identical to the previously described CPP benefit) with a lifetime withdrawal benefit which begins upon the maturity of the GMAB and extends for the duration of the insured’s life. In the event that the insured’s contract value is exhausted through such withdrawals, the Company shall continue to fund future withdrawals at a pre-defined level until the insured’s death. In some cases, the contract owner has the right to drop the GMWB portion of this rider or periodically reset the guaranteed withdrawal basis to a higher level. This benefit requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy. All GMAB contracts with the hybrid GMAB/GMWB living benefit rider are included with GMAB contracts in the following tables.

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of the dates indicated:

	June 30, 2005			December 31, 2004
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$9,400.8	$50.9	56	$9,848.6	$54.1	59
Reset	17,435.1	129.1	62	18,084.1	158.1	62
Ratchet	10,764.3	48.0	64	10,322.1	46.3	64
Rollup	659.9	9.7	69	707.2	9.7	68
Combo	2,466.3	28.3	67	2,519.9	19.2	67

Subtotal	40,726.4	266.0	62	41,481.9	287.4	62
Earnings enhancement	321.4	18.0	61	310.1	18.0	60

Total - GMDB	$41,047.8	$284.0	62	$41,792.0	$305.4	62

GMAB[2]:
5 Year	$749.9	$0.2	N/A	$512.2	$0.1	N/A
7 Year	864.7	0.4	N/A	647.5	—	N/A
10 Year	458.3	0.3	N/A	332.4	—	N/A

Total - GMAB	$2,072.9	$0.9	N/A	$1,492.1	$0.1	N/A

GMIB[3]:
Ratchet	$432.4	$—	N/A	$439.7	$—	N/A
Rollup	1,154.0	0.1	N/A	1,188.7	—	N/A
Combo	0.5	—	N/A	1.0	—	N/A

Total - GMIB	$1,586.9	$0.1	N/A	$1,629.4	$—	N/A

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

[2]	GMAB contracts with the hybrid GMAB/GMWB living benefit rider had account values of $241.0 as of June 30, 2005.

[3]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no material GMIB exposure.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

The following table is a rollforward of the liabilities for guarantees on variable annuity contracts reflected in the Company’s general account for the periods indicated:

(in millions)	GMDB	GMAB	GMIB	Total
Balance as of December 31, 2003	$21.8	$4.3	$—	$26.1
Expense provision	35.6	—	0.8	36.4
Net claims paid	(33.7)	—	—	(33.7)
Value of new business sold	—	26.9	—	26.9
Change in fair value	—	(8.1)	—	(8.1)

Balance as of December 31, 2004	23.7	23.1	0.8	47.6
Expense provision	16.4	—	0.1	16.5
Net claims paid	(14.8)	—	—	(14.8)
Value of new business sold	—	19.0	—	19.0
Change in fair value	—	3.7	—	3.7

Balance as of June 30, 2005	$25.3	$45.8	$0.9	$72.0

The following table summarizes account balances of contracts with guarantees that were invested in separate accounts as of the dates indicated:

(in millions)	June 30, 2005	December 31, 2004
Mutual funds:
Bond	$4,275.1	$4,401.9
Domestic equity	27,488.4	28,214.4
International equity	1,926.4	1,926.1

Total mutual funds	33,689.9	34,542.4
Money market funds	1,500.5	1,389.1

Total	$35,190.4	$35,931.5

The Company’s GMDB claim reserves are determined by estimating the expected value of death benefits on contracts that trigger a policy benefit and recognizing the excess ratably over the accumulation period based on total expected assessments. GMIB claim reserves are determined each period by estimating the expected value of annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total assessments. The Company regularly evaluates GMDB and GMIB claim reserve estimates used and adjusts the additional liability balances as appropriate, with a related charge or credit to other benefits and claims in the period of evaluation if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in calculating GMIB claim reserves are consistent with those used for calculating GMDB claim reserves. In addition, the calculation of GMIB claim reserves assumes utilization ranges from a low of 3% when the contract holder’s annuitization value is 10% in the money to 100% utilization when the contract holder is 90% in the money.

The following assumptions and methodology were used to determine the GMDB claim reserves as of June 30, 2005 and December 31, 2004:

•	Data used was based on a combination of historical numbers and future projections involving 50 probabilistically generated economic scenarios

•	Mean gross equity performance – 8.1%

•	Equity volatility – 18.7%

•	Mortality – 100% of Annuity 2000 table

•	Asset fees – equivalent to mutual fund and product loads

•	Discount rate – 8.0%

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

Lapse rate assumptions vary by duration as shown below:

Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	4.50%	5.50%	6.50%	8.50%	10.50%	10.50%	10.50%	17.50%	17.50%	17.50%
Maximum	4.50%	8.50%	11.50%	17.50%	22.50%	22.50%	22.50%	22.50%	22.50%	19.50%

GMABs and hybrid GMABs/GMWBs are considered embedded derivatives under current accounting guidance, resulting in the related liabilities being separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings, and therefore, excluded from the SOP 03-1 policy benefits.

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

The following table presents the Company’s calculations of basic and diluted earnings per share (EPS) for the periods indicated:

	Three months ended June 30,
	2005			2004
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Basic and diluted income from continuing operations before cumulative effect of adoption of accounting principle	$144.8	$0.95	$0.94	$105.5	$0.69	$0.69
Discontinued operations, net of taxes	(3.6)	(0.03)	(0.02)	(1.3)	—	(0.01)

Basic and diluted net income	$141.2	$0.92	$0.92	$104.2	$0.69	$0.68

Weighted average common shares outstanding – basic	153.0			152.1
Dilutive effect of stock options	0.7			0.8

Weighted average common shares outstanding – diluted	153.7			152.9

	Six months ended June 30,
	2005			2004
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Basic and diluted income from continuing operations before discontinued operations and cumulative effect of adoption of accounting principle	$305.8	$2.00	$1.99	$229.0	$1.51	$1.50
Discontinued operations, net of taxes	(4.1)	(0.03)	(0.03)	(1.8)	(0.02)	(0.02)
Cumulative effect of adoption of accounting principle, net of taxes	—	—	—	(3.4)	(0.02)	(0.02)

Basic and diluted net income	$301.7	$1.97	$1.96	$223.8	$1.47	$1.46

Weighted average common shares outstanding - basic	152.9			152.0
Dilutive effect of stock options	0.7			0.9

Weighted average common shares outstanding - diluted	153.6			152.9

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

(8)	Comprehensive Income

Comprehensive income includes net income and certain items that are reported directly within separate components of shareholders’ equity that bypass net income (other comprehensive income or loss). The following table summarizes the Company’s other comprehensive income (loss), before and after federal income tax (expense) benefit, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004
Net unrealized gains (losses) on securities available-for-sale arising during the period:
Net unrealized gains (losses) before adjustments	$462.5	$(1,028.0)	$(11.7)	$(600.0)
Adjustment to deferred policy acquisition costs	(135.5)	294.9	3.5	160.5
Adjustment to value of business acquired	(6.6)	22.9	1.4	11.9
Adjustment to future policy benefits and claims	(41.9)	82.2	(37.3)	47.1
Adjustment to policyholder dividend obligation	(30.2)	46.8	(8.8)	28.1
Related federal income tax (expense) benefit	(86.9)	203.5	18.5	123.5

Net unrealized gains (losses)	161.4	(377.7)	(34.4)	(228.9)

Reclassification adjustment for net realized (gains) losses on securities available-for-sale realized during the period:
Net unrealized (gains) losses	(6.6)	24.3	(33.9)	32.2
Related federal income tax expense (benefit)	2.3	(8.4)	11.9	(11.2)

Net reclassification adjustment	(4.3)	15.9	(22.0)	21.0

Other comprehensive income (loss) on securities available-for-sale	157.1	(361.8)	(56.4)	(207.9)

Accumulated net holding gains (losses) on cash flow hedges:
Unrealized holding gains (losses)	24.7	(10.2)	30.7	(2.5)
Related federal income tax (expense) benefit	(8.7)	3.6	(10.8)	0.9

Other comprehensive income (loss) on cash flow hedges	16.0	(6.6)	19.9	(1.6)

Total other comprehensive income (loss)	$173.1	$(368.4)	$(36.5)	$(209.5)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three and six month periods ended June 30, 2005 and 2004, respectively.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

(9)	Pension Plan and Postretirement Benefits Other than Pensions

The Company, together with certain other affiliated companies, excluding NFN, participates in a defined benefit pension plan sponsored by Nationwide Mutual Insurance Company (NMIC). The following table summarizes the components of net periodic benefit cost for the NMIC pension plan for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004
Service cost	$33.1	$29.8	$67.1	$59.6
Interest cost	33.2	33.2	67.4	66.3
Expected return on plan assets	(43.6)	(40.5)	(86.1)	(81.0)
Recognized net actuarial loss	0.2	1.2	1.9	2.3
Amortization of prior service cost	1.2	0.8	2.3	1.6
Amortization of unrecognized transition asset	(0.3)	(0.4)	(0.6)	(0.7)

Net periodic benefit cost	$23.8	$24.1	$52.0	$48.1

NMIC and all participating employers, including the Company, expect to contribute $125.2 million to this pension plan during 2005. Through June 30, 2005, $120.0 million had been contributed, including $22.0 million by the Company. Additional contributions to this pension plan totaling $5.2 million are anticipated from NMIC and certain participating employers for the remainder of the year. The Company is not expected to make any further contributions in 2005. Tax planning strategies influence the timing of plan contributions.

The following table summarizes the components of net periodic benefit income for the NFN pension plan for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004
Service cost	$0.9	$0.3	$1.2	$0.6
Interest cost	1.2	1.5	2.4	3.0
Expected return on plan assets	(2.2)	(2.1)	(4.3)	(4.3)

Net periodic benefit income	$(0.1)	$(0.3)	$(0.7)	$(0.7)

Since this plan is overfunded, there are no contributions anticipated for 2005.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

In addition to the defined benefit pension plan, the Company, together with certain other affiliated companies, participates in life and health care defined benefit plans sponsored by NMIC. The following table summarizes the components of net periodic benefit cost for the NMIC postretirement benefit plans as a whole for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004
Service cost	$2.6	$2.7	$4.9	$5.4
Interest cost	3.7	5.1	8.0	10.2
Expected return on plan assets	(2.1)	(2.1)	(4.4)	(4.2)
Recognized net actuarial loss	0.2	1.2	0.7	2.5
Amortization of prior service cost	(3.6)	(3.4)	(7.4)	(6.8)

Net periodic benefit cost	$0.8	$3.5	$1.8	$7.1

NMIC and all participating employers, including the Company, expect to contribute $18.0 million to the postretirement benefit plans during 2005. Through June 30, 2005, $8.5 million had been contributed, including $1.9 million by the Company. Additional contributions to the plan totaling $9.5 million are anticipated from NMIC and all participating employers, including $2.0 million by the Company, for the remainder of the year. Postretirement benefit plan contributions generally are funded on a monthly basis.

(10)	Related Party Transactions

The Company has entered into significant, recurring transactions and agreements with NMIC, other affiliates and subsidiaries as a part of its ongoing operations. The nature of the transactions and agreements include annuity and life insurance contracts, reinsurance agreements, cost sharing agreements, administration services agreements, marketing agreements, office space leases, intercompany loan agreements, intercompany repurchase agreements and cash management services agreements. The transactions and agreements are described more fully in Note 21 to the audited consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K. During the second quarter of 2005, there have been no material changes to the nature and terms of these transactions and agreements.

Amounts on deposit with a related party in cash management for the benefit of the Company were $560.7 million and $668.9 million as of June 30, 2005 and December 31, 2004, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of June 30, 2005 and December 31, 2004, the Company had no cash borrowings outstanding from affiliated entities under such agreements. During the first six months of 2005 and 2004, the maximum outstanding borrowings under such agreements were $43.7 million and $126.6 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these periods were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained from unaffiliated parties.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of June 30, 2005 and December 31, 2004, customer allocations to GGI funds totaled $18.57 billion and $17.93 billion, respectively. For the quarters ended June 30, 2005 and 2004, GGI paid the Company $15.9 million and $13.5 million, respectively, for the distribution and servicing of these funds and paid $30.9 million and $26.2 million for the first six months of 2005 and 2004, respectively. In addition, the Company entered into a renewable three-year marketing and support services agreement with GGI effective June 28, 2002. Effective June 28, 2005, the Company and GGI amended the agreement to provide for an initial term of three years and sixty days from June 28, 2002. Under this agreement, the Company receives quarterly fees of $1.0 million in exchange for certain marketing and support of GGI product offerings.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

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

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance, and funding agreements issued to back medium-term note (MTN) programs. Related investigations and proceedings may be commenced in the future. The Company has been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to these investigations into compensation and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, the use of side agreements and finite reinsurance, and funding agreements backing the MTN program. The Company is cooperating with regulators in connection with these inquiries. NMIC, NFS’ ultimate parent, has been contacted by or received subpoenas from certain regulators for information on certain of these issues with respect to its operations and the operations of its subsidiaries, including the Company. The Company will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass its operations.

These proceedings are expected to continue in the future and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry, including life insurance and annuity companies. These proceedings also could affect the outcome of one or more of the Company’s litigation matters.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff claims to represent a class of persons in the United States who, through their ownership of an NLIC annuity or insurance product, held units of any NLIC sub-account invested in mutual funds which included foreign securities in their portfolios and which allegedly experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. The plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. The plaintiffs moved to remand on June 28, 2004. On July 12, 2004, NLIC filed a memorandum opposing remand and requesting a stay pending the resolution of an unrelated case covering similar issues, which is an appeal from a decision of the same District Court remanding a removed market timing case to an Illinois state court. On July 30, 2004, the U.S. District Court granted NLIC’s request for a stay pending a decision by the Seventh Circuit on the unrelated case mentioned above. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding there entitled In Re Mutual Funds Investment Litigation. On April 25, 2005, NLIC filed a motion to dismiss. In response, on May 13, 2005, the plaintiff filed a First Amended Complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The First Amended Complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The First Amended Complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 24, 2005, NLIC filed a motion to dismiss the First Amended Complaint. NLIC intends to defend this lawsuit vigorously.

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

June 30, 2005 and 2004

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

On October 9, 2003, NLICA was named as one of twenty-six defendants in a lawsuit filed in the United States District Court for the Middle District of Pennsylvania entitled Steven L. Flood, Luzerne County Controller and the Luzerne County Retirement Board on behalf of the Luzerne County Employee Retirement System v. Thomas A. Makowski, Esq., et al. NLICA is a defendant as successor in interest to Provident Mutual Life Insurance Company, which is alleged to have entered into four agreements to manage assets and investments of the Luzerne County Employee Retirement System (the Plan). In their complaint, the plaintiffs allege that NLICA aided and abetted certain other defendants in breaching their fiduciary duties to the Plan. The plaintiffs also allege that NLICA violated the Federal Racketeer Influenced and Corrupt Organizations Act (RICO) by engaging in and conspiring to engage in an improper scheme to mismanage funds in order to collect excessive fees and commissions and that NLICA was unjustly enriched by the allegedly excessive fees and commissions. The complaint seeks treble compensatory damages, punitive damages, a full accounting, imposition of a constructive trust on all funds paid by the Plan to all defendants, pre- and post-judgment interest, and costs and disbursements, including attorneys’ fees. The plaintiffs seek to have each defendant judged jointly and severally liable for all damages. NLICA, along with virtually every other defendant, has filed a motion to dismiss the complaint for failure to state a claim. On August 24, 2004, the Court issued an order dismissing the count alleging aiding and abetting a breach of fiduciary duty and one of the RICO counts. The Court did not dismiss three of the RICO counts and a count alleging unjust enrichment. On September 30, 2004, NLICA filed its answer, and discovery has commenced. NLICA intends to defend this lawsuit vigorously.

Tax Matters

The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and the Company is currently under examination for the 2000-2002 tax years. The Company has established tax reserves representing its best estimate of additional amounts it may be required to pay if certain tax positions it has taken are challenged and ultimately denied by the IRS. These reserves are reviewed regularly and are adjusted as events occur that the Company believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items, additional exposure based on current calculations, identification of new issues, release of administrative guidance or rendering of a court decision affecting a particular tax issue. The Company believes its tax reserves reasonably provide for potential assessments that may result from IRS examinations and other tax-related matters for all open tax years.

A significant component of the tax reserve is related to the separate account dividends-received deduction (DRD). The Company has not yet reached an agreement with the IRS, and there can be no assurance that such an agreement will be reached. However, favorable resolution of the separate account DRD and/or other identified issues could result in a potentially significant benefit to the Company’s future results of operations.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

(12)	Securitization Transactions

Since 2001, the Company has sold $557.0 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 4.38% to 5.25% over periods ending between 2002 and 2021. As of June 30, 2005, the Company held guarantee reserves totaling $5.6 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.50 billion. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. No stabilization collateral amounts were released into income during the first six months of 2005 and 2004. As of June 30, 2005, $1.4 million of stabilization collateral was unrecognized and recorded as a reserve.

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

As of June 30, 2005 and December 31, 2004, the Company had relationships with 18 and 14 variable interest entities (VIEs), respectively, where the Company was the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured products transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Tax Credit Funds to third party investors where the Company provides guaranteed returns (see Note 12). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying consolidated financial statements.

The net assets of these VIEs totaled $410.5 million and $366.4 million as of June 30, 2005 and December 31, 2004, respectively.

The following table summarizes the most significant components of net assets as of the dates indicated:

(in millions)	June 30, 2005	December 31, 2004
Mortgage loans on real estate	$31.9	$32.1
Other long-term investments	426.1	401.2
Short-term investments	44.5	31.7
Other assets	40.2	35.6
Short-term debt	32.6	32.6
Other liabilities	100.0	116.3

The total exposure to loss on these VIEs where the Company is the primary beneficiary was immaterial as of June 30, 2005 and December 31, 2004. For the mortgage loan VIE, to which the short-term debt relates, the creditors have no recourse against the Company in the event of default by the VIE.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in a number of Tax Credit Funds where the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 9 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but for which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $48.6 million and $50.8 million as of June 30, 2005 and December 31, 2004, respectively.

(14)	Segment Information

Management of the Company views its business primarily based on the underlying products, and this is the basis used for defining its reportable segments. The Company reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes and the cumulative effect of adoption of accounting principles, if any, to exclude net realized gains and losses on investments, hedging instruments and hedged items, except for operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes) and realized gains and losses related to securitizations, if any.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended June 30, 2005
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$136.6	$38.6	$135.9	$—	$311.1
Life insurance premiums	24.7	—	75.0	—	99.7
Net investment income	228.8	162.3	121.3	83.8	596.2
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(2.0)	(2.0)
Other	0.3	61.7	7.4	12.5	81.9

Total revenues	390.4	262.6	339.6	94.3	1,086.9

Benefits and expenses:
Interest credited to policyholder account values	156.1	112.2	49.6	36.5	354.4
Other benefits and claims	43.2	—	103.6	—	146.8
Policyholder dividends on participating policies	—	—	26.3	—	26.3
Amortization of deferred policy acquisition costs	73.3	11.1	29.1	—	113.5
Amortization of value of business acquired	1.9	0.9	8.9	—	11.7
Interest expense on debt	—	—	0.1	26.7	26.8
Other operating expenses	47.6	93.1	59.5	11.7	211.9

Total benefits and expenses	322.1	217.3	277.1	74.9	891.4

Income from continuing operations before federal income tax expense	68.3	45.3	62.5	19.4	$195.5

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	2.0

Pre-tax operating earnings	$68.3	$45.3	$62.5	$21.4

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

	Three months ended June 30, 2004
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$131.7	$43.8	$131.5	$—	$307.0
Life insurance premiums	20.4	—	79.0	—	99.4
Net investment income	223.5	159.4	115.7	48.6	547.2
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(34.0)	(34.0)
Other	0.1	45.7	6.3	20.9	73.0

Total revenues	375.7	248.9	332.5	35.5	992.6

Benefits and expenses:
Interest credited to policyholder account values	156.1	108.8	47.9	17.2	330.0
Other benefits and claims	34.1	—	104.0	—	138.1
Policyholder dividends on participating policies	—	—	26.2	—	26.2
Amortization of deferred policy acquisition costs	71.4	10.4	26.9	—	108.7
Amortization of value of business acquired	2.0	1.2	10.7	—	13.9
Interest expense on debt	—	—	—	25.7	25.7
Other operating expenses	49.8	81.5	61.4	20.2	212.9

Total benefits and expenses	313.4	201.9	277.1	63.1	855.5

Income (loss) from continuing operations before federal income tax expense	62.3	47.0	55.4	(27.6)	$137.1

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	34.0

Pre-tax operating earnings	$62.3	$47.0	$55.4	$6.4

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

	Six months ended June 30, 2005
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$272.9	$78.3	$272.8	$—	$624.0
Life insurance premiums	46.8	—	148.8	—	195.6
Net investment income	454.7	328.6	240.4	157.8	1,181.5
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	24.1	24.1
Other	0.7	119.4	18.1	26.5	164.7

Total revenues	775.1	526.3	680.1	208.4	2,189.9

Benefits and expenses:
Interest credited to policyholder account values	308.8	224.0	95.2	67.0	695.0
Other benefits and claims	77.6	—	206.0	—	283.6
Policyholder dividends on participating policies	—	—	53.2	—	53.2
Amortization of deferred policy acquisition costs	159.6	23.4	56.0	—	239.0
Amortization of value of business acquired	3.5	1.6	18.6	—	23.7
Interest expense on debt	—	—	0.1	52.8	52.9
Other operating expenses	94.0	184.9	116.3	30.1	425.3

Total benefits and expenses	643.5	433.9	545.4	149.9	1,772.7

Income from continuing operations before federal income tax expense	131.6	92.4	134.7	58.5	$417.2

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(24.1)

Pre-tax operating earnings	$131.6	$92.4	$134.7	$34.4

Assets as of period end	$54,523.8	$30,591.7	$18,930.5	$11,653.7	$115,699.7

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

June 30, 2005 and 2004

	Six months ended June 30, 2004
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$261.0	$87.2	$264.9	$—	$613.1
Life insurance premiums	38.4	—	157.7	—	196.1
Net investment income	455.8	321.2	232.7	106.0	1,115.7
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(50.5)	(50.5)
Other	0.1	87.7	15.5	36.3	139.6

Total revenues	755.3	496.1	670.8	91.8	2,014.0

Benefits and expenses:
Interest credited to policyholder account values	316.4	218.9	95.0	34.9	665.2
Other benefits and claims	63.4	—	209.8	—	273.2
Policyholder dividends on participating policies	—	—	48.4	—	48.4
Amortization of deferred policy acquisition costs	146.0	20.1	53.7	—	219.8
Amortization of value of business acquired	4.2	2.3	19.9	—	26.4
Interest expense on debt	—	—	—	51.3	51.3
Other operating expenses	103.0	161.9	127.9	34.0	426.8

Total benefits and expenses	633.0	403.2	554.7	120.2	1,711.1

Income (loss) from continuing operations before federal income tax expense	122.3	92.9	116.1	(28.4)	$302.9

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	50.5

Pre-tax operating earnings	$122.3	$92.9	$116.1	$22.1

Assets as of period end	$54,005.5	$31,017.1	$16,701.2	$10,902.3	$112,626.1

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

(15)	Subsequent Event

On August 3, 2005, the Company’s Board of Directors approved a stock repurchase program (the Program). The Program authorizes the Company to repurchase, from time to time, up to $300.0 million in shares of its common stock in the open market, in block trades or otherwise, and through privately negotiated transactions. Such repurchases are to be made in compliance with all applicable laws and regulations, including the United States Securities and Exchange Commission rules. The Program may be superseded or discontinued at any time.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The information included herein contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of Nationwide Financial Services, Inc. and subsidiaries (NFS, or collectively, the Company). Whenever used in this report, words such as “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “project,” “target” and other words of similar meaning are intended to identify such forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities:

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

(iii)

The potential impact on the Company’s reported net income and related disclosures that could result from the adoption of certain accounting and/or financial reporting standards issued by the Financial Accounting Standards Board, Public Company Accounting Oversight Board or other standard-setting bodies;

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

(xi)	General economic and business conditions which are less favorable than expected;

(xii)	Competitive, regulatory or tax changes that affect the cost of, or demand for, the Company’s products;

(xiii)	Unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

(xiv)	Settlement of tax liabilities for amounts that differ significantly from those recorded on the balance sheet;

(xv)	Deviations from assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts and in pricing the Company’s products; and

(xvi)	Adverse litigation results and/or resolution of litigation and/or arbitration or investigation results.

Overview

The following analysis of unaudited consolidated results of operations and financial condition of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

NFS is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies (Nationwide), including Nationwide Financial Network (NFN), which refers to Nationwide Life Insurance Company of America (NLICA) and subsidiaries, including the affiliated distribution network. The Company is a leading provider of long-term savings and retirement products in the United States of America. The Company develops and sells a diverse range of products including individual annuities, private and public sector group retirement plans, other investment products sold to institutions, life insurance and advisory services. As a result of its initial public offering in March 1997 and subsequent stock related transactions since that date, including the issuance of 31.9 million shares in connection with the acquisition of NFN, 37.5% of the economic interest in NFS is publicly owned, with the remainder owned by Nationwide Corporation (Nationwide Corp.), which is a majority-owned subsidiary of Nationwide Mutual Insurance Company (NMIC).

Business Segments

Management of the Company views its business primarily based on the underlying products, and this is the basis used for defining its reportable segments. The Company reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes and the cumulative effect of adoption of accounting principles, if any, to exclude net realized gains and losses on investments, hedging instruments and hedged items, except for operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes) and realized gains and losses related to securitizations, if any.

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2005	2004	Change	2005	2004	Change
Individual Investments	$68.3	$62.3	10%	$131.6	$122.3	8%
Retirement Plans	45.3	47.0	(4)%	92.4	92.9	(1)%
Individual Protection	62.5	55.4	13%	134.7	116.1	16%
Corporate and Other	21.4	6.4	234%	34.4	22.1	56%

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

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector includes Internal Revenue Code (IRC) Section 401(k) business generated through fixed and variable group annuities, Nationwide Trust Company, FSB (NTC) and The 401(k) Company. The public sector includes IRC Section 457 and Section 401(a) business in the form of fixed and variable group annuities and administration-only business.

The Individual Protection segment consists of investment life insurance products, including individual variable, corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) products; traditional life insurance products; universal life insurance products; and the results of TBG Insurance Services Corporation (TBG Financial). Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

The Corporate and Other segment includes structured products business, the medium-term note (MTN) program, net investment income not allocated to product segments, periodic net coupon settlements on non-qualifying derivatives, unallocated expenses, interest expense on debt, revenues and expenses of the Company’s non-insurance subsidiaries not reported in other segments, and realized gains and losses related to securitizations.

Revenues and Expenses

The Company earns revenues and generates cash primarily from policy charges, life insurance premiums and net investment income. Policy charges include asset fees, which are earned primarily from separate account values generated from the sale of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products, which are assessed on the amount of insurance in force in excess of the related policyholder account value; administrative fees, which include fees charged per contract on a variety of the Company’s products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period for annuity and certain life insurance contracts. Net investment income includes earnings on investments supporting fixed annuities, the MTN program and certain life insurance products, and earnings on invested assets not allocated to product segments, all net of related investment expenses.

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

Other income includes asset fees, administrative fees, commissions and other income earned by subsidiaries of the Company that provide administrative, marketing and distribution services.

The Company’s primary expenses include interest credited to policyholder account values, other benefits and claims, amortization of DAC and general business operating expenses. Interest credited principally relates to individual and group fixed annuities, funding agreements backing the Company’s MTN program and certain life insurance products. Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities.

Profitability

The Company’s profitability largely depends on its ability to effectively price and manage risk on its various products, administer customer funds and control operating expenses.

In particular, the Company’s profitability is driven by fee income on separate account products, general account asset levels and the Company’s ability to manage interest spread income. Interest spread income is comprised of net investment income, excluding any applicable allocated charges for invested capital, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company; performance of the investment portfolio, including the rate of prepayments; changes in market interest rates; the competitive environment; and other factors. In recent periods, the Company has taken actions to address low interest rate environments and the resulting impact on interest spread margins, lowering commission rates for individual fixed annuities and invoking contractual provisions that limit the amount of variable annuity deposits allocated to the guaranteed fixed option. Also, the majority of new business now contains lower floor guarantees than were historically provided.

In addition, life insurance profits are significantly impacted by mortality, morbidity and persistency experience.

Discontinued Operations

During the quarter ended June 30, 2005, the Company decided to dispose of Cap Pro Holding, Inc. (Cap Pro), a majority-owned subsidiary of NFS that provides broker/dealer, registered investment advisor and insurance agency services to producers of certain certified public accounting firms. In accordance with GAAP, the results of operations of Cap Pro have been reflected herein as discontinued operations, and all prior periods have been reclassified to reflect this presentation. Therefore, in the second quarter of 2005, the Company recorded a loss of $3.6 million, net of taxes, primarily related to the impairment of goodwill.

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

The most critical estimates include those used in determining DAC and amortization of DAC for investment products and universal life insurance products, VOBA and amortization of VOBA, impairment losses on investments, valuation allowances for mortgage loans on real estate, federal income taxes, goodwill, and pension and other postretirement employee benefits.

Note 2 to the audited consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K provides a summary of significant accounting policies. Note 3 to the unaudited consolidated financial statements included in Part I,Item 1 – Unaudited Consolidated Financial Statements of this report provides a discussion of recently issued accounting standards.

Deferred Policy Acquisition Costs for Investment Products and Universal Life Insurance Products

The Company has deferred the costs of acquiring investment products and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, COLI and other interest-sensitive life insurance policies. DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

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

The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and the Company is currently under examination for the 2000-2002 tax years. The Company has established tax reserves representing its best estimate of additional amounts it may be required to pay if certain tax positions it has taken are challenged and ultimately denied by the IRS. These reserves are reviewed regularly and are adjusted as events occur that the Company believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items, additional exposure based on current calculations, identification of new issues, release of administrative guidance or rendering of a court decision affecting a particular tax issue. The Company believes its tax reserves reasonably provide for potential assessments that may result from IRS examinations and other tax-related matters for all open tax years.

A significant component of the tax reserve is related to the separate account dividends-received deduction (DRD). The Company has not yet reached an agreement with the IRS, and there can be no assurance that such an agreement will be reached. However, favorable resolution of the separate account DRD and/or other identified issues could result in a potentially significant benefit to the Company’s future results of operations.

Goodwill

In connection with acquisitions of operating entities, the Company recognizes the excess of the purchase price over the fair value of net assets acquired as goodwill. Goodwill is not amortized, but is evaluated for impairment at the reporting unit level annually in the fourth quarter. Goodwill of a reporting unit also is tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Results of Operations

Second Quarter – 2005 Compared to 2004

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended June 30,
(in millions)	2005	2004	Change
Revenues:
Policy charges:
Asset fees	$159.9	$156.8	2%
Cost of insurance charges	96.8	94.3	3%
Administrative fees	27.0	27.4	(1)%
Surrender fees	27.4	28.5	(4)%

Total policy charges	311.1	307.0	1%

Life insurance premiums	99.7	99.4	—
Net investment income	596.2	547.2	9%
Net realized losses on investments, hedging instruments and hedged items	(1.2)	(32.0)	NM
Other	81.1	71.0	14%

Total revenues	1,086.9	992.6	10%

Benefits and expenses:
Interest credited to policyholder account values	354.4	330.0	7%
Other benefits and claims	146.8	138.1	6%
Policyholder dividends on participating policies	26.3	26.2	—
Amortization of DAC	113.5	108.7	4%
Amortization of VOBA	11.7	13.9	(16)%
Interest expense	26.8	25.7	4%
Other operating expenses	211.9	212.9	—

Total benefits and expenses	891.4	855.5	4%

Income from continuing operations before federal income tax expense	195.5	137.1	43%
Federal income tax expense	50.7	31.6	60%

Income from continuing operations	144.8	105.5	37%
Discontinued operations, net of taxes	(3.6)	(1.3)	NM

Net income	$141.2	$104.2	36%

The increase in net income primarily was driven by lower net realized losses on investments, hedging instruments and hedged items, higher interest spread income and an increase in other income, while increases in other benefits and claims and amortization of DAC partially offset this improvement.

Continuing improvement in the credit environment created substantially lower net realized losses on investments, hedging instruments and hedged items in the second quarter of 2005 compared to significant net realized losses in the same period a year ago.

The increase in interest spread income was due to higher invested asset levels and income from mortgage loan prepayment penalties and bond call premiums. In addition, the increase in interest credited to policyholder account values primarily was driven by higher average crediting rates related to the Company’s MTN program (3.53% in the second quarter of 2005 compared to 1.43% in the same period a year ago) due to an increase in the 3-month LIBOR rate to which most of these liabilities are indexed.

The increase in other income primarily was within the Retirement Plans segment. This was a result of an increase in average variable assets; the revenues earned by Registered Investment Advisors Services, Inc. dba RIA Services, Inc. (RIA), which was acquired during the first quarter of 2005; and higher equity returns on trust business.

The increase in other benefits and claims was driven by the Individual Investments segment, reflecting the increase in the provision for future policy benefits for immediate annuities and higher guaranteed minimum accumulation benefit (GMAB) costs, partially offset by a reduction in GMDB expenses. The higher provision for future policy benefits was consistent with the increase in premium income between periods. The rise in GMAB costs was due to increased new business with this product feature, reserve modeling refinements and higher hedge costs due to market conditions. GMDB costs improved due to higher equity market levels and other reserve modeling refinements.

The increase in amortization of DAC was attributable to higher estimated gross profits on the underlying business and refinement of amortization calculations.

Effective tax rates were 25.9% for the second quarter of 2005 and 23.0% for the comparable quarter of 2004. The increase was due to the fact that permanent items, primarily the separate account DRD, grew at a slower rate than pre-tax earnings.

Year-to-Date – 2005 Compared to 2004

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Six months ended June 30,
(in millions)	2005	2004	Change
Revenues:
Policy charges:
Asset fees	$319.9	$314.1	2%
Cost of insurance charges	193.2	187.9	3%
Administrative fees	57.6	57.5	—
Surrender fees	53.3	53.6	(1)%

Total policy charges	624.0	613.1	2%

Life insurance premiums	195.6	196.1	—
Net investment income	1,181.5	1,115.7	6%
Net realized gains (losses) on investments, hedging instruments and hedged items	25.1	(45.3)	NM
Other	163.7	134.4	22%

Total revenues	2,189.9	2,014.0	9%

Benefits and expenses:
Interest credited to policyholder account values	695.0	665.2	4%
Other benefits and claims	283.6	273.2	4%
Policyholder dividends on participating policies	53.2	48.4	10%
Amortization of DAC	239.0	219.8	9%
Amortization of VOBA	23.7	26.4	(10)%
Interest expense	52.9	51.3	3%
Other operating expenses	425.3	426.8	—

Total benefits and expenses	1,772.7	1,711.1	4%

Income from continuing operations before federal income tax expense	417.2	302.9	38%
Federal income tax expense	111.4	73.9	51%

Income from continuing operations	305.8	229.0	34%
Discontinued operations, net of taxes	(4.1)	(1.8)	NM
Cumulative effect of adoption of accounting principle, net of taxes	—	(3.4)	NM

Net income	$301.7	$223.8	35%

The increase in net income was driven by net realized gains on investments, hedging instruments and hedged items, higher interest spread income and an increase in other income. Increases in amortization of DAC and other benefits and claims partially offset the overall improvement in net income.

The Company recorded substantial net realized gains on investments, hedging instruments and hedged items in the first six months of 2005 compared to significant net realized losses in the same period a year ago due to continuing improvement in the credit environment and higher realized gains on disposals.

The increase in interest spread income was due to higher invested asset levels and income from mortgage loan prepayment penalties and bond call premiums. In addition, the increase in interest credited to policyholder account values primarily was driven by higher average crediting rates related to the Company’s MTN program (3.17% in the first six months of 2005 compared to 1.44% in the same period a year ago) due to an increase in the 3-month LIBOR rate to which most of these liabilities are indexed, partially offset by lower average crediting rates in the Individual Investments segment (3.80% in the first six months of 2005 compared to 3.93% in the same period a year ago) as a result of active management of crediting rates in the current environment.

The increase in other income primarily was driven by increased asset-based fees from improving equity markets, the revenue earned by RIA, and growth in trust and administration-only products, partially offset by the discontinued operations of Cap Pro.

The increase in amortization of DAC was attributable to higher estimated gross profits on the underlying business, increased lapses and refinement of amortization calculations.

The increase in other benefits and claims reflects the increase in the provision for future policy benefits for immediate annuities and higher GMAB costs. The higher provision for future policy benefits was consistent with the increase in premium income between periods. The rise in GMAB costs was due to increased new business with this product feature, reserve modeling refinements and higher hedge costs due to market conditions.

Effective tax rates were 26.7% for the first six months of 2005 and 24.4% for the comparable period of 2004. The increase was due to the fact that permanent items, primarily the separate account DRD, grew at a slower rate than pre-tax earnings.

Sales

The Company regularly monitors and reports a production volume metric titled “sales.” Sales or similar measures are commonly used in the insurance industry as a measure of the volume of new and renewal business generated in a period.

Sales are not derived from any specific generally accepted accounting principles (GAAP) income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP, including sales as it relates to non-insurance companies. Additionally, the Company’s definition of sales may differ from that used by other companies. As used in the insurance industry, sales, or similarly titled measures, generate customer funds managed and administered, which ultimately drive revenues.

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

Sales, as reported by the Company, are stated net of internal replacements, which the Company believes provides a more meaningful disclosure of production in a given period. In addition, the Company’s definition of sales excludes funding agreements issued under the Company’s MTN program; large case BOLI; large case retirement plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, they do not produce steady production flow that lends itself to meaningful comparisons and, therefore, are excluded from sales.

The Company believes that the presentation of sales as measured for management purposes enhances the understanding of the Company’s business and helps depict longer-term trends that may not be apparent in the results of operations due to differences between the timing of sales and revenue recognition.

The Company’s flagship products are marketed under The BEST of AMERICA brand and include individual variable and group annuities, group private sector retirement plans sold through NTC and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand names.

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under IRC Section 457. The Company utilizes its sponsorship by the National Association of Counties, The United States Conference of Mayors and The International Association of Firefighters when marketing IRC Section 457 products.

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, life insurance specialists and representatives of certain certified public accounting (CPA) firms. Representatives of the Company who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), NFN producers, The 401(k) Company and TBG Financial. The Company also distributes products through the agency distribution force of its ultimate parent, NMIC (Nationwide agents).

Second Quarter – 2005 Compared to 2004

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended June 30,
(in millions)	2005	2004	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$832.4	$1,033.3	(19)%
Private label annuities	95.3	102.3	(7)%
NFN and other	1.3	1.8	(28)%

Total individual variable annuities	929.0	1,137.4	(18)%
Individual fixed annuities	67.6	232.8	(71)%
Income products	47.7	35.1	36%
Advisory services program	63.8	43.9	45%

Total Individual Investments	1,108.1	1,449.2	(24)%

Retirement Plans
Private sector pension plan:
The BEST of AMERICA annuity products	357.5	411.6	(13)%
The BEST of AMERICA trust products	888.7	768.5	16%
The 401(k) Company	323.7	226.1	43%
NFN products	41.7	64.7	(36)%
Other	16.0	5.9	171%

Total private sector pension plan	1,627.6	1,476.8	10%

Public sector pension plan:
IRC Section 457 annuities	394.4	366.5	8%
Administration-only agreements	590.4	557.3	6%

Total public sector pension plan	984.8	923.8	7%

Total Retirement Plans	2,612.4	2,400.6	9%

Individual Protection
Corporate-owned life insurance	142.9	129.0	11%
Traditional/universal life insurance	129.6	127.2	2%
The BEST of AMERICA variable life series	109.1	109.8	(1)%
NFN variable life products	56.2	65.0	(14)%

Total Individual Protection	437.8	431.0	2%

Total sales	$4,158.3	$4,280.8	(3)%

See Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) –Business Segments of this report for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended June 30,
(in millions)	2005	2004	Change
Non-affiliated:
Independent broker/dealers	$1,229.2	$1,219.6	1%
Financial institutions	470.5	684.3	(31)%
Wirehouse and regional firms	479.2	526.0	(9)%
Pension plan administrators	116.0	118.9	(2)%
Life insurance specialists	104.3	101.7	3%
CPA channel	62.9	68.0	(8)%

Total non-affiliated sales	2,462.1	2,718.5	(9)%

Affiliated:
NRS	993.7	930.6	7%
The 401(k) Company	323.7	226.1	43%
Nationwide agents	184.9	177.9	4%
NFN producers	155.3	198.2	(22)%
TBG Financial	38.6	29.5	31%

Total affiliated sales	1,696.2	1,562.3	9%

Total sales	$4,158.3	$4,280.8	(3)%

The decrease in total sales primarily was due to lower sales through financial institutions, wirehouse and regional firms, and NFN producers. Higher sales through The 401(k) Company and NRS partially offset the overall decline.

Sales generated by financial institutions declined primarily due to planned reductions in fixed annuity sales and the impact of the Company’s announced exit from the Bermuda market. This channel also has been impacted by wholesaler turnover.

Sales generated by wirehouse and regional firms decreased due to lower variable annuity sales. The decline was partially offset by increases in sales of retirement plans and variable and fixed life insurance products.

Sales through NFN producers declined due to lower retirement plans sales in this channel and a reduction in wholesalers.

Sales generated by The 401(k) Company continued to grow due to recurring flows from the addition of four large plans during the fourth quarter of 2004.

NRS sales growth was driven by recurring deposits from the State of New York, the State of California, and the City of Phoenix cases and higher participation rates in large plans.

Year-to-Date – 2005 Compared to 2004

The following table summarizes sales by product and segment for the periods indicated:

	Six months ended June 30,
(in millions)	2005	2004	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$1,647.8	$2,103.7	(22)%
Private label annuities	184.5	254.6	(28)%
NFN and other	2.5	3.8	(34)%

Total individual variable annuities	1,834.8	2,362.1	(22)%
Individual fixed annuities	130.3	444.7	(71)%
Income products	92.6	70.0	32%
Advisory services program	117.0	66.8	75%

Total Individual Investments	2,174.7	2,943.6	(26)%

Retirement Plans
Private sector pension plan:
The BEST of AMERICA annuity products	750.1	916.5	(18)%
The BEST of AMERICA trust products	2,055.7	1,680.3	22%
The 401(k) Company	750.5	486.6	54%
NFN products	94.9	188.3	(50)%
Other	39.1	15.1	159%

Total private sector pension plan	3,690.3	3,286.8	12%

Public sector pension plan:
IRC Section 457 annuities	768.2	773.2	(1)%
Administration-only agreements	1,168.9	1,026.5	14%

Total public sector pension plan	1,937.1	1,799.7	8%

Total Retirement Plans	5,627.4	5,086.5	11%

Individual Protection
Corporate-owned life insurance	377.7	346.9	9%
Traditional/universal life insurance	250.5	252.9	(1)%
The BEST of AMERICA variable life series	212.8	217.8	(2)%
NFN variable life products	116.2	131.4	(12)%

Total Individual Protection	957.2	949.0	1%

Total sales	$8,759.3	$8,979.1	(2)%

See Part I, Item 2 – MD&A – Business Segments of this report for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Six months ended June 30,
(in millions)	2005	2004	Change
Non-affiliated:
Independent broker/dealers	$2,631.8	$2,741.3	(4)%
Financial institutions	984.9	1,396.4	(29)%
Wirehouse and regional firms	981.1	1,072.7	(9)%
Pension plan administrators	255.9	262.7	(3)%
Life insurance specialists	230.9	238.4	(3)%
CPA channel	145.9	110.0	33%

Total non-affiliated sales	5,230.5	5,821.5	(10)%

Affiliated:
NRS	1,953.2	1,814.3	8%
The 401(k) Company	750.5	486.6	54%
Nationwide agents	361.8	366.5	(1)%
NFN producers	316.2	379.5	(17)%
TBG Financial	147.1	110.7	33%

Total affiliated sales	3,528.8	3,157.6	12%

Total sales	$8,759.3	$8,979.1	(2)%

The decrease in total sales primarily was due to lower sales through financial institutions, independent broker/dealers, wirehouse and regional firms, and NFN producers. Higher sales through The 401(k) Company and NRS partially offset the overall decline.

Sales generated by financial institutions declined primarily due to both planned reductions and intense competition in fixed annuity sales and the impact of the Company’s announced exit from the Bermuda market. This channel also has been impacted by wholesaler turnover. The overall decline was partially offset by growth in immediate annuity, variable life insurance and pension products.

Sales through the independent broker/dealers channel decreased due to sluggish variable annuity and variable life insurance sales, where new products recently have been introduced. The new Capital Preservation Plus Lifetime Income contract rider began to pick up momentum at the end of the second quarter of 2005 and should improve future variable annuity performance. In addition, the new Next Generation II variable life product was introduced at the end of the second quarter. While fixed life sales increased slightly, performance was impacted by market anticipation of the Company’s July 2005 rollout of a new universal life product.

Sales generated by wirehouse and regional firms decreased due to lower variable annuity sales. The decline was partially offset by increases in sales of retirement plans and fixed life insurance products.

Sales through NFN producers declined due to lower retirement plans sales in this channel and a reduction in wholesalers.

Sales generated by The 401(k) Company continued to grow due to recurring flows from the addition of four large plans during the fourth quarter of 2004.

NRS sales growth was driven by recurring deposits from the State of New York, the State of California, and the City of Phoenix cases and higher participation rates in large plans.

Business Segments

Individual Investments

Second Quarter – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended June 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$115.8	$110.2	5%
Administrative fees	3.6	3.8	(5)%
Surrender fees	17.2	17.7	(3)%

Total policy charges	136.6	131.7	4%

Premiums on income products	24.7	20.4	21%
Net investment income	228.8	223.5	2%
Other	0.3	0.1	200%

Total revenues	390.4	375.7	4%

Benefits and expenses:
Interest credited to policyholder account values	156.1	156.1	—
Other benefits and claims	43.2	34.1	27%
Amortization of DAC	73.3	71.4	3%
Amortization of VOBA	1.9	2.0	(5)%
Other operating expenses	47.6	49.8	(4)%

Total benefits and expenses	322.1	313.4	3%

Pre-tax operating earnings	$68.3	$62.3	10%

Other Data
Sales:
Individual variable annuities	$929.0	$1,137.4	(18)%
Individual fixed annuities	67.6	232.8	(71)%
Income products	47.7	35.1	36%
Advisory services program	63.8	43.9	45%

Total sales	$1,108.1	$1,449.2	(24)%

Average account values:
General account	$16,223.7	$16,131.0	1%
Separate account	35,060.4	34,180.7	3%
Advisory services program	281.5	71.1	296%

Total average account values	$51,565.6	$50,382.8	2%

Pre-tax operating earnings to average account values	0.53%	0.50%

The increase in pre-tax operating earnings primarily was driven by higher asset fees, interest spread income and premiums on income products, partially offset by higher other benefits and claims.

Asset fees rose due to increases in both average separate account values and the average asset fee rate. Asset fees are calculated daily and charged as a percentage of separate account values. The average variable asset fee rate increased from 1.29% to 1.32% as new business sold with higher asset fee levels influenced the overall average rate.

Interest spread income grew 8% in the second quarter of 2005 compared to the same period a year ago. The following table summarizes the interest spread on Individual Investments segment average general account values for the periods indicated:

	Three months ended June 30,
	2005	2004
Net investment income	5.80%	5.68%
Interest credited	3.85%	3.87%

Interest spread on average general account values	1.95%	1.81%

Interest spread margins widened during the second quarter of 2005 to 195 basis points compared to 181 basis points in the same period a year ago. Included in the current quarter were 17 basis points, or $6.8 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 6 basis points, or $2.4 million, in the same period a year ago. The higher interest rate environment compared to the prior year eased pressure on margins due to interest rate floors contained in certain variable annuity contracts.

The increase in premiums on income products primarily resulted from higher interest rates relative to a year ago. Increased purchase rates driven by higher interest rates created a favorable environment for income products.

The increase in other benefits and claims reflects the increase in the provision for future policy benefits for immediate annuities and higher GMAB costs, partially offset by a reduction in GMDB expenses. The higher provision for future policy benefits was consistent with the increase in premium income between periods. The rise in GMAB costs was due to increased new business with this product feature, reserve modeling refinements and higher hedge costs due to market conditions. GMDB costs improved due to higher equity market levels and other reserve modeling refinements.

The decline in sales was driven by lower individual variable and fixed annuity sales. Variable annuity production decreased primarily due to a more competitive environment. Fixed annuity sales declined due to the Company’s intentional reduction in individual fixed annuity business due to the challenging interest rate environment. In addition, the decrease in sales can be attributed to the impact of the Company’s announced exit from the Bermuda market during the first quarter of 2005.

Year-to-Date – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Six months ended June 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$231.4	$220.6	5%
Administrative fees	7.8	7.9	(1)%
Surrender fees	33.7	32.5	4%

Total policy charges	272.9	261.0	5%

Premiums on income products	46.8	38.4	22%
Net investment income	454.7	455.8	—
Other	0.7	0.1	600%

Total revenues	775.1	755.3	3%

Benefits and expenses:
Interest credited to policyholder account values	308.8	316.4	(2)%
Other benefits and claims	77.6	63.4	22%
Amortization of DAC	159.6	146.0	9%
Amortization of VOBA	3.5	4.2	(17)%
Other operating expenses	94.0	103.0	(9)%

Total benefits and expenses	643.5	633.0	2%

Pre-tax operating earnings	$131.6	$122.3	8%

Other Data
Sales:
Individual variable annuities	$1,834.8	$2,362.1	(22)%
Individual fixed annuities	130.3	444.7	(71)%
Income products	92.6	70.0	32%
Advisory services program	117.0	66.8	75%

Total sales	$2,174.7	$2,943.6	(26)%

Average account values:
General account	$16,267.7	$16,119.4	1%
Separate account	35,350.3	33,857.5	4%
Advisory services program	253.0	56.2	350%

Total average account values	$51,871.0	$50,033.1	4%

Account values as of period end:
Individual variable annuities	$40,726.4	$39,736.6	2%
Individual fixed annuities	8,731.8	8,778.1	(1)%
Income products	1,935.0	1,855.7	4%
Advisory services program	314.6	91.2	245%

Total account values	$51,707.8	$50,461.6	2%

GMDB - Net amount at risk, net of reinsurance	$284.0	$459.2	(38)%
GMDB - Reserves, net of reinsurance	$25.3	$26.0	(3)%
Pre-tax operating earnings to average account values	0.51%	0.49%

The increase in pre-tax operating earnings primarily was driven by lower other operating expenses and higher asset fees, premiums on income products and interest spread income. Higher other benefits and claims and amortization of DAC partially offset the overall increase.

Other operating expenses declined principally due to reductions in employee incentives and lower technology costs, partially offset by higher marketing costs.

Asset fees increased primarily due to changes in the market value of the investment options underlying the account values, which have followed the general trends of the equity markets over the comparison periods.

The increase in premiums on income products primarily resulted from higher interest rates relative to a year ago. Increased purchase rates driven by higher interest rates created a favorable environment for income products.

Interest spread income grew 5% in the first half of 2005 compared to the same period a year ago. The following table summarizes the interest spread on Individual Investments segment average general account values for the periods indicated:

	Six months ended June 30,
	2005	2004
Net investment income	5.75%	5.80%
Interest credited	3.80%	3.93%

Interest spread on average general account values	1.95%	1.87%

Interest spread margins widened during the first six months of 2005 to 195 basis points compared to 187 basis points in the same period a year ago. Included in the current period were 17 basis points, or $13.8 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 12 basis points, or $9.3 million, in the same period a year ago. The higher interest rate environment compared to the prior year eased pressure on margins due to interest rate floors contained in certain variable annuity contracts. For the full year 2005, the Company expects interest spread margins to tighten and projects full year spreads of 185 to 190 basis points, including a nominal level of prepayment activity.

The increase in other benefits and claims reflects the increase in the provision for future policy benefits for immediate annuities and higher GMAB costs, partially offset by a reduction in GMDB expenses. The higher provision for future policy benefits was consistent with the increase in premium income between periods. The rise in GMAB costs was due to increased new business with this product feature, reserve modeling refinements and higher hedge costs due to market conditions. GMDB costs improved due to higher equity market levels and other reserve modeling refinements.

Amortization of DAC increased primarily due to higher estimated gross profits on the underlying business and refinement of amortization calculations.

The decline in sales was driven by lower individual variable and fixed annuity sales. Variable annuity production decreased primarily due to a more competitive environment. Fixed annuity sales declined due to the Company’s intentional reduction in individual fixed annuity business due to the challenging interest rate environment. In addition, the decrease in sales can be attributed to the impact of the Company’s announced exit from the Bermuda market during the first quarter of 2005.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of June 30, 2005:

	Ratchet		Reset
(dollars in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,406.4	4.07%
Minimum interest rate of 3.00% to 3.49%	3,129.1	5.07%	6,329.1	3.10%
Minimum interest rate lower than 3.00%	1,117.1	3.13%	355.5	3.33%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A

Total deferred individual fixed annuities	$4,246.2	4.56%	$8,091.0	3.28%

	Market value adjustment (MVA)		Total
(dollars in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,406.4	4.07%
Minimum interest rate of 3.00% to 3.49%	—	N/A	9,458.2	3.75%
Minimum interest rate lower than 3.00%	—	N/A	1,472.6	3.18%
MVA with no minimum interest rate guarantee	1,890.8	3.17%	1,890.8	3.17%

Total deferred individual fixed annuities	$1,890.8	3.17%	$14,228.0	3.64%

Retirement Plans

Second Quarter – 2005 Compared to 2004

Retirement Plans sales do not include large case retirement plan acquisitions and Nationwide employee and agent benefit plans. However, the statements of income data below does reflect this business.

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended June 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$34.1	$38.1	(10)%
Administrative fees	2.0	2.5	(20)%
Surrender fees	2.5	3.2	(22)%

Total policy charges	38.6	43.8	(12)%

Net investment income	162.3	159.4	2%
Other	61.7	45.7	35%

Total revenues	262.6	248.9	6%

Benefits and expenses:
Interest credited to policyholder account values	112.2	108.8	3%
Amortization of DAC	11.1	10.4	7%
Amortization of VOBA	0.9	1.2	(25)%
Other operating expenses	93.1	81.5	14%

Total benefits and expenses	217.3	201.9	8%

Pre-tax operating earnings	$45.3	$47.0	(4)%

Other Data
Sales:
Private sector	$1,627.6	$1,476.8	10%
Public sector	984.8	923.8	7%

Total sales	$2,612.4	$2,400.6	9%

Average account values:
General account	$10,795.0	$10,057.0	7%
Separate account	19,582.4	20,466.4	(4)%
Non-insurance assets	11,914.9	7,916.4	51%
Administration-only	35,400.4	29,055.2	22%

Total average account values	$77,692.7	$67,495.0	15%

Pre-tax operating earnings to average account values	0.23%	0.28%

The decrease in pre-tax operating earnings was driven by higher other operating expenses and lower asset fees, partially offset by higher other income.

The decrease in asset fees was associated with the declining issuances of group annuity products in favor of non-annuity products due to the quality and breadth of NTC fund options in non-annuity products, continued surrenders of group annuity contracts and conversion of NLIC annuity contracts to NTC non-annuity contracts.

The increase in other income, which includes fees for administration-only cases and NTC products, was due to higher asset-based fees and revenues derived from higher NTC asset values as a result of the improving equity market environment and increased sales. In addition, growth in private sector retirement plans sold through NTC, which now account for 32% of private sector retirement plan account values compared to 26% a year ago, contributed to the increase. Finally, the acquisition of RIA during the first quarter of 2005 contributed additional revenue.

The increase in other operating expenses reflects costs related to a series of information technology enhancements to the defined contribution record-keeping platform, an increase in participants in public sector and private sector retirement plans, and the inclusion of RIA expenses in 2005.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the periods indicated:

	Three months ended June 30,
	2005	2004
Net investment income	6.01%	6.34%
Interest credited	4.16%	4.33%

Interest spread on average general account values	1.85%	2.01%

Interest spread margins declined to 185 basis points in the second quarter of 2005 compared to 201 basis points for the comparable period a year ago. Included in the current quarter were 19 basis points, or $5.2 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 10 basis points, or $2.5 million, in the same period a year ago. The decrease in margins was driven by the combination of long-duration higher yielding assets rolling over into lower yielding assets and yields on new cash flows falling below the portfolio rate.

Private sector sales increases continue to be driven by additional production through the independent broker/dealers and financial institutions channels and growth at The 401 (k) Company due to the addition of four large plans during the fourth quarter of 2004.

The increase in public sector sales was due to growth in the State of New York, State of California and City of Phoenix plans. Growth in the State of New York plan occurred due to increased participation at the state level and because other entities adopted the state’s plan, which added large numbers of eligible participants. The increases for the State of California and City of Phoenix plans were due to additional plan transfers.

Year-to-Date – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Six months ended June 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$69.2	$76.6	(10)%
Administrative fees	4.5	4.4	2%
Surrender fees	4.6	6.2	(26)%

Total policy charges	78.3	87.2	(10)%

Net investment income	328.6	321.2	2%
Other	119.4	87.7	36%

Total revenues	526.3	496.1	6%

Benefits and expenses:
Interest credited to policyholder account values	224.0	218.9	2%
Amortization of DAC	23.4	20.1	16%
Amortization of VOBA	1.6	2.3	(30)%
Other operating expenses	184.9	161.9	14%

Total benefits and expenses	433.9	403.2	8%

Pre-tax operating earnings	$92.4	$92.9	(1)%

Other Data
Sales:
Private sector	$3,690.3	$3,286.8	12%
Public sector	1,937.1	1,799.7	8%

Total sales	$5,627.4	$5,086.5	11%

Average account values:
General account	$10,701.4	$10,013.7	7%
Separate account	19,828.2	20,499.8	(3)%
Non-insurance assets	11,462.7	7,348.3	56%
Administration-only	35,356.6	28,542.9	24%

Total average account values	$77,348.9	$66,404.7	16%

Account values as of period end:
Private sector	$39,324.9	$31,776.4	24%
Public sector	38,968.6	36,533.2	7%

Total account values	$78,293.5	$68,309.6	15%

Pre-tax operating earnings to average account values	0.24%	0.28%

The decrease in pre-tax operating earnings primarily was driven by higher other operating expenses, higher amortization of DAC and lower asset fees, partially offset by higher other income.

The decrease in asset fees was associated with the declining issuances of group annuity products in favor of non-annuity products due to the quality and breadth of NTC fund options in non-annuity products, continued surrenders of group annuity contracts and conversion of NLIC annuity contracts to NTC non-annuity contracts.

The increase in other operating expenses reflects costs related to a series of information technology enhancements to the defined contribution record-keeping platform, an increase in participants in public sector and private sector retirement plans, and the inclusion of RIA expenses in 2005.

The increase in other income was driven by higher asset-based fees and revenues derived from higher NTC asset values due to the improving equity market environment. In addition, growth in private sector retirement plans sold through NTC and additional revenue from RIA contributed to the increase.

The increase in amortization of DAC was related to changes in private sector amortization calculation assumptions driven by actual experience for the declining block of group annuity business.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the periods indicated:

	Six months ended June 30,
	2005	2004
Net investment income	6.14%	6.42%
Interest credited	4.19%	4.37%

Interest spread on average general account values	1.95%	2.05%

Interest spread margins declined to 195 basis points for the first six months of 2005 compared to 205 basis points for the comparable period a year ago. Included in the first current period were 22 basis points, or $12.0 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 15 basis points, or $7.5 million, in the same period a year ago. The decrease in margins was driven by the combination of long-duration higher yielding assets rolling over into lower yielding assets and yields on new cash flows falling below the portfolio rate. For the full year 2005, the Company expects interest spread margins to tighten and projects full year spreads of 180 to 185 basis points, including nominal level of prepayment activity.

The increase in private sector sales continues to be driven by growth at The 401 (k) Company due to the addition of four large plans during the fourth quarter of 2004 as well as higher production through the three primary distribution channels: independent broker/dealers, financial institutions, and wirehouse and regional firms.

The increase in public sector sales was due to growth in the State of New York, State of California and City of Phoenix plans. Growth in the State of New York plan occurred due to increased participation at the state level and because other entities adopted the state’s plan, which added large numbers of eligible participants. The increases for the State of California and City of Phoenix plans were due to additional plan transfers.

Individual Protection

Second Quarter – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended June 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$10.0	$8.5	18%
Cost of insurance charges	96.8	94.3	3%
Administrative fees	21.4	21.1	1%
Surrender fees	7.7	7.6	1%

Total policy charges	135.9	131.5	3%

Life insurance premiums	75.0	79.0	(5)%
Net investment income	121.3	115.7	5%
Other	7.4	6.3	17%

Total revenues	339.6	332.5	2%

Benefits and expenses:
Interest credited to policyholder account values	49.6	47.9	4%
Other beneifts and claims	103.6	104.0	—
Policyholder dividends on participating policies	26.3	26.2	—
Amortization of DAC	29.1	26.9	8%
Amortization of VOBA	8.9	10.7	(17)%
Other operating expenses	59.6	61.4	(3)%

Total benefits and expenses	277.1	277.1	—

Pre-tax operating earnings	$62.5	$55.4	13%

Other Data
Sales:
Corporate-owned life insurance	$142.9	$129.0	11%
Traditional/universal life insurance	129.6	127.2	2%
The BEST of AMERICA variable life series	109.1	109.8	(1)%
NFN variable life products	56.2	65.0	(14)%

Total sales	$437.8	$431.0	2%

Higher pre-tax operating earnings were driven by improved results from the corporate investment life insurance business due to increases in sales and business in force and due to higher interest spread income and cost of insurance charges. A decrease in life insurance premiums and higher amortization of DAC partially offset the overall improvement.

Interest spread income increased primarily due to higher income from mortgage loan prepayment penalties and bond call premiums.

Cost of insurance charges were higher principally due to the increase in business in force throughout the product lines. The aging of the portfolio in the individual life insurance business and higher COLI sales also contributed to the improvement.

Life insurance premiums declined due to lower sales of whole life insurance products.

The increase in amortization of DAC was attributable to higher surrenders in the corporate life insurance business.

Sales improved slightly as higher COLI sales were largely offset by a decline in NFN variable life insurance production. The increase in COLI sales was driven by two new large cases that closed during the period and a more favorable legislative environment. The NFN sales decline primarily was due to new products in other lines that have negatively impacted this business.

Year-to-Date – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Six months ended June 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$19.3	$16.9	14%
Cost of insurance charges	193.2	187.9	3%
Administrative fees	45.3	45.2	—
Surrender fees	15.0	14.9	1%

Total policy charges	272.8	264.9	3%

Life insurance premiums	148.8	157.7	(6)%
Net investment income	240.4	232.7	3%
Other	18.1	15.5	17%

Total revenues	680.1	670.8	1%

Benefits and expenses:
Interest credited to policyholder account values	95.2	95.0	—
Other beneifts and claims	206.0	209.8	(2)%
Policyholder dividends on participating policies	53.2	48.4	10%
Amortization of DAC	56.0	53.7	4%
Amortization of VOBA	18.6	19.9	(7)%
Other operating expenses	116.4	127.9	(9)%

Total benefits and expenses	545.4	554.7	(2)%

Pre-tax operating earnings	$134.7	$116.1	16%

Other Data
Sales:
Corporate-owned life insurance	$377.7	$346.9	9%
Traditional/universal life insurance	250.5	252.9	(1)%
The BEST of AMERICA variable life series	212.8	217.8	(2)%
NFN variable life products	116.2	131.4	(12)%

Total sales	$957.2	$949.0	1%

Policy reserves as of period end:
Individual investment life insurance	$4,994.9	$4,612.1	8%
Corporate investment life insurance	6,338.1	4,728.1	34%
Traditional life insurance	4,227.9	4,175.7	1%
Universal life insurance	1,043.4	951.8	10%

Total policy reserves	$16,604.3	$14,467.7	15%

Insurance in force as of period end:
Individual investment life insurance	$56,756.8	$56,775.4	—
Corporate investment life insurance	23,184.9	9,533.6	143%
Traditional life insurance	34,628.5	32,761.4	6%
Universal life insurance	8,776.5	8,463.4	4%

Total insurance in force	$123,346.7	$107,533.8	15%

Pre-tax operating earnings increased due to significant improvement in COLI production, lower other operating expenses, increased interest spread income and higher cost of insurance charges. Lower life insurance premiums in other product lines and higher policyholder dividends on participating policies partially offset the overall increase.

The decline in other operating expenses primarily resulted from lower deposit commissions and the capitalization of certain software charges, partially offset by higher trail commissions.

Interest spread income increased primarily due to higher income from mortgage loan prepayment penalties and bond call premiums.

Cost of insurance charges were higher principally due to the increase in business in force throughout the product lines. The aging of the portfolio in the individual life insurance business and higher COLI sales also contributed to the improvement.

Life insurance premiums declined due to lower sales of whole life insurance products.

Policyholder dividends on participating policies increased due to an adjustment made to the NFN policyholder dividend obligation in response to regulatory requirements involving closed block earnings.

Sales improved slightly as higher COLI sales were largely offset by a decline in NFN variable life insurance production. The increase in COLI sales was driven by two new large cases that closed during the second quarter and a more favorable legislative environment. The NFN sales decline primarily was due to new products in other lines that have negatively impacted this business.

Corporate and Other

Second Quarter – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended June 30,
(in millions)	2005	2004	Change
Statements of Income Data
Operating revenues:
Net investment income	$83.8	$48.6	72%
Other	12.5	20.9	(40)%

Total operating revenues	96.3	69.5	39%

Benefits and expenses:
Interest credited to policyholder account values	36.5	17.2	112%
Interest expense on debt	26.7	25.7	4%
Other operating expenses	11.7	20.2	(42)%

Total benefits and expenses	74.9	63.1	19%

Pre-tax operating earnings	21.4	6.4	234%

Net realized losses on investments, hedging instruments and hedged items[1]	(2.0)	(34.0)	NM

Income (loss) from continuing operations before federal income taxes	$19.4	$(27.6)	NM

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended June 30,
(in millions)	2005	2004
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$13.3	$13.0
Hedging losses on fixed maturity sales	(4.4)	(1.6)
Equity securities available-for-sale	0.6	0.1
Trading	0.3	—
Mortgage loans on real estate	1.8	9.2
Mortgage loan hedging losses	(0.5)	(0.8)
Real estate	1.4	2.1
Other	2.3	0.1

Total realized gains on sales	14.8	22.1

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(2.5)	(5.2)
Hedging gains on fixed maturity sales	—	0.4
Equity securities available-for-sale	0.4	(0.1)
Trading	(0.1)	—
Mortgage loans on real estate	(4.0)	(14.6)
Other	(0.4)	(1.2)

Total realized losses on sales	(6.6)	(20.7)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(5.2)	(31.7)
Equity securities available-for-sale	—	(0.4)
Real estate	(0.1)	(0.3)
Other	(0.4)	—

Total other-than-temporary and other investment impairments	(5.7)	(32.4)

Credit default swaps	(0.7)	0.1
Periodic net coupon settlements on non-qualifying derivatives	(0.2)	2.0
Other derivatives	1.2	(4.2)
Trading portfolio valuation loss	0.8	—

Total realized gains (losses) before adjustments	3.6	(33.1)
Amounts credited to policyholder dividend obligation	(1.1)	(0.1)
Amortization adjustment for VOBA	0.1	1.2
Other	(3.8)	—

Net realized losses on investments, hedging instruments and hedged items	$(1.2)	$(32.0)

Pre-tax operating earnings increased significantly due to higher interest spread income and lower other operating expenses, partially offset by a decrease in other income. The increase in interest spread income was driven by higher limited partnership earnings, invested asset levels and income from mortgage loan prepayment penalties and bond call premiums. The decline in other operating expenses primarily was due to lower expenses related to variable interest entities (VIEs), legal matters and consulting. Other income decreased due to lower VIE and structured products earnings in the current quarter.

The Company recorded substantially lower net realized losses on investments, hedging instruments and hedged items excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes) in the second quarter of 2005 compared to significant net realized losses in the same period a year ago due to continuing improvement in the credit environment.

Year-to-Date – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Six months ended June 30,
(in millions)	2005	2004	Change
Statements of Income Data
Operating revenues:
Net investment income	$157.8	$106.0	49%
Other	26.5	36.3	(27)%

Total operating revenues	184.3	142.3	30%

Benefits and expenses:
Interest credited to policyholder account values	67.0	34.9	92%
Interest expense on debt	52.8	51.3	3%
Other operating expenses	30.1	34.0	(11)%

Total benefits and expenses	149.9	120.2	25%

Pre-tax operating earnings	34.4	22.1	56%

Net realized gains (losses) on investments, hedging instruments and hedged items[1]	24.1	(50.5)	NM

Income (loss) from continuing operations before federal income taxes	$58.5	$(28.4)	NM

Other Data
Account values as of period end -
Funding agreements backing medium-term notes	$4,009.1	$4,831.4	17%

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

The following table summarizes net realized gains (losses) on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Six months ended June 30,
(in millions)	2005	2004
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$48.9	$22.5
Hedging losses on fixed maturity sales	(6.4)	(5.2)
Equity securities available-for-sale	2.6	1.5
Trading	1.2	—
Mortgage loans on real estate	3.8	9.2
Mortgage loan hedging losses	(0.5)	(1.3)
Real estate	1.4	2.5
Other	3.0	0.3

Total realized gains on sales	54.0	29.5

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(10.2)	(7.8)
Hedging gains on fixed maturity sales	3.6	0.8
Equity securities available-for-sale	(0.2)	(0.5)
Trading	(0.4)	—
Mortgage loans on real estate	(5.4)	(16.1)
Mortgage loan hedging gains	1.9	1.8
Real estate	—	(1.2)
Other	(0.6)	(1.5)

Total realized losses on sales	(11.3)	(24.5)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(6.3)	(47.3)
Equity securities available-for-sale	(0.9)	(0.6)
Mortgage loans on real estate, including valuation allowance adjustment	(2.6)	(2.0)
Real estate	(0.1)	(2.5)
Other	(0.4)	—

Total other-than-temporary and other investment impairments	(10.3)	(52.4)

Credit default swaps	(2.4)	(2.7)
Periodic net coupon settlements on non-qualifying derivatives	(0.3)	5.2
Other derivatives	1.9	(1.4)
Trading portfolio valuation gain	0.5	—

Total realized gains (losses) before adjustments	32.1	(46.3)
Amounts credited to policyholder dividend obligation	(2.4)	(1.1)
Amortization adjustment for VOBA	0.8	2.1
Other	(5.4)	—

Net realized gains (losses) on investments, hedging instruments and hedged items	$25.1	$(45.3)

Pre-tax operating earnings increased significantly primarily due to higher interest spread income and lower other operating expenses, partially offset by a decrease in other income. The increase in interest spread income was driven by higher invested asset levels and income from mortgage loan prepayment penalties and bond call premiums. The decline in other operating expenses primarily was due to lower project spending, partially offset by higher legal expenses. Other income decreased due to lower VIE and structured products earnings during the second quarter.

The Company recorded substantial net realized gains on investments, hedging instruments and hedged items excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes) in the first six months of 2005 compared to significant net realized losses in the same period a year ago due to continuing improvement in the credit environment.

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. See Part I, Item 2 – MD&A – Critical Accounting Policies and Recently Issued Accounting Standards – Impairment Losses on Investments of this report for a complete discussion of this process.

The following table summarizes for the six months ended June 30, 2005 the Company’s largest aggregate losses on sales and write-downs by issuer (including affiliates), the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

				June 30, 2005
(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD write- downs	Holdings[1]	Net unrealized gain (loss)
A collateralized loan obligation. Expected cash flows experienced deterioration in the second quarter of 2005, and the issue was impaired to fair value.	$—	$—	$(1.8)	$3.2	$—

Preferred term securities purchased for the purpose of selling into a securitization. The securitization had not yet been completed as of the end of the second quarter of 2005. Since the Company intends to sell these securities, an impairment loss was recorded in the second quarter of 2005.	—	—	(1.4)	23.9	—

A provider of communications integrated circuits to the telecommunications industry. An upcoming unfavorable dollar-for-dollar equity exchange prompted an impairment loss in the second quarter of 2005.	—	—	(1.0)	3.1	—

A payroll services and temporary staffing company. A decline occurred in the fourth quarter of 2004, and an impairment was recorded. An additional decline occurred in the first quarter of 2005, and a further impairment was recorded. No additional declines occurred in the second quarter of 2005 making further impairment unnecessary.	—	—	(0.9)	2.2	—

A manufacturer and retailer of manufactured housing. A sale of the entire position was realized as an impairment loss during the first quarter of 2005.	0.4	—	(0.6)	—	—

A holding company whose holdings manufacture baked goods, snack pies, gourmet coffee and biscotti. The anticipated recovery amount of this investment has decreased due to problems in the process of consolidating operations. Thus, an impairment was taken in the second quarter of 2005.	—	—	(0.5)	1.7	—

An asset-backed security secured by vacation club membership interests. Expected cash flows experienced deterioration in the first quarter of 2005, and the issue was impaired to fair value. No additional declines occurred in the second quarter of 2005 making further impairment unnecessary.	—	—	(0.4)	0.9	—

U.S. government securities that were sold at a loss in the first and second quarters of 2005. No impairment is necessary on the remaining holdings.	524.3	(2.9)	—	438.2	17.3

Credit card-backed securities. A sale of a portion of these holdings resulted in a loss in the first quarter of 2005. Expected cash flows and fair values of the remaining holdings are being monitored.	26.6	(0.7)	—	94.4	2.0

A financial services company that offers a variety of automotive financial services to various authorized dealers. A sale of two securities by this issuer was completed in the first quarter of 2005. The Company has the ability and intent to hold the remaining securities to recovery. No impairment on these holdings is necessary at this time.	7.7	(0.4)	—	93.5	(6.4)

Asset-backed securities secured by student loans. A sale of a portion of the holdings resulted in a loss in the first quarter of 2005. There has been no adverse change in cash flows, and the Company has the ability and intent to hold the remaining securities to recovery. No impairment on these holdings is necessary at this time.	34.7	(0.4)	—	92.7	(2.5)

Total	$593.7	$(4.4)	$(6.6)	$753.8	$10.4

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

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

The following table summarizes the Company’s capital structure as of the dates indicated:

(in millions)	June 30, 2005	December 31, 2004	June 30, 2004
Long-term debt	$1,406.1	$1,406.0	$1,405.8

Shareholders’ equity, excluding accumulated other comprehensive income	5,039.2	4,782.9	4,547.1
Accumulated other comprehensive income	395.7	432.2	295.4

Total shareholders’ equity	5,434.9	5,215.1	4,842.5

Total capital	$6,841.0	$6,621.1	$6,248.3

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

The terms of the senior notes contain various restrictive covenants, including limitations on the disposition of subsidiaries. As of June 30, 2005, the Company was in compliance with all such covenants.

The variable rate note payable is tied to 1-year U.S. LIBOR rates with annual resets and had an outstanding balance of $1.5 million and an interest rate of 6.01% as of June 30, 2005.

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

As an insurance holding company, the ability of NFS to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of: (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31; or (ii) the statutory-basis net income of the insurer for the 12-month period ending as of the prior December 31. NLIC’s statutory capital and surplus as of December 31, 2004 was $2.39 billion, and statutory net income for 2004 was $317.7 million. As of June 30, 2005, NLIC could pay dividends to NFS totaling $242.7 million without obtaining prior approval. On March 1, 2005 and July 1, 2005, NLIC paid dividends to NFS of $25.0 million and $50.0 million, respectively. The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. The payment of dividends by NLIC also may be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders.

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the Pennsylvania Insurance Department (PID) either approves or fails to disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of: (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31; or (ii) the statutory-basis net income of the insurer for the prior year. In connection with the acquisition of NLICA, the PID ordered that no dividends could be paid out of NLICA before October 1, 2005 without prior approval. The statutory capital and surplus of NLICA as of December 31, 2004 was $576.5 million, while statutory net income for the year ended December 31, 2004 was $126.4 million. Effective October 1, 2005, based on statutory financial results as of and for the year ended December 31, 2004, and based on dividends paid through June 30, 2005, NLICA will be able to pay dividends to NFS totaling $76.4 million without obtaining prior approval. On May 2, 2005, NLICA paid a $25.0 million dividend to NFS.

NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses and principal in the future.

Also available as a source of funds to the Company is a $1.00 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. Previously, the facility consisted of a 364-day agreement and a five-year agreement. In May 2005, the 364-day agreement was terminated, and the five-year agreement was amended and restated for a new five-year term. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $3.67 billion and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of June 30, 2005, the Company and NLIC were in compliance with all covenants. The Company had no amounts outstanding under this agreement as of June 30, 2005. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $224.2 million in commercial paper outstanding as of June 30, 2005.

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

In addition, the Company has two majority-owned subsidiaries that each has available separate annually renewable, 364-day, $10.0 million line of credit agreements with a single financial institution. The lines of credit are guaranteed by NFS and are included in the consolidated balance sheets. One of the agreements was renewed in September 2004, and the majority-owned subsidiary had $6.9 million outstanding on that line of credit as of June 30, 2005 at a weighted average effective interest rate of 5.10% in 2005. The other agreement was established in August 2004, and the majority-owned subsidiary had $9.0 million outstanding on that line of credit as of June 30, 2005 at a weighted average effective interest rate of 3.52% in 2005.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NLIC had $79.5 million outstanding under this agreement as of June 30, 2005. As of June 30, 2005, the Company has not provided any guarantees on such borrowings, either directly or indirectly.

In addition to the agreement described above, NMIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. Because NLIC has a variable interest in the profits from the securitization of these loans, NLIC consolidates the assets and liabilities associated with these loans and the corresponding borrowings in accordance with current accounting guidance. The maximum amount available under the agreement is $250.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NMIC had $32.6 million outstanding under this agreement as of June 30, 2005. As of June 30, 2005, the Company has not provided any guarantees on such borrowings, either directly or indirectly.

The Company has sold $557.0 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to third party investors ranging from 4.38% to 5.25% over periods ending between 2002 and 2021. As of June 30, 2005, the Company held guarantee reserves totaling $5.6 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.50 billion. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. No stabilization collateral amounts were released into income during the first six months of 2005 and 2004.

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

On August 3, 2005, the Company’s Board of Directors approved a stock repurchase program (the Program). The Program authorizes the Company to repurchase, from time to time, up to $300.0 million in shares of its common stock in the open market, in block trades or otherwise, and through privately negotiated transactions. Such repurchases are to be made in compliance with all applicable laws and regulations, including the United States Securities and Exchange Commission rules. The Program may be superseded or discontinued at any time.

The Company’s management will determine the timing and amount of any repurchases based upon its evaluation of market conditions, share price and other factors. The Program will be funded using the Company’s working capital. As of July 29, 2005, the Company had 57,459,575 shares of Class A common stock outstanding and 95,633,767 shares of Class B common stock outstanding.

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

As of June 30, 2005 and December 31, 2004, the Company had received $1.36 billion and $1.01 billion, respectively, of cash collateral on securities lending and $297.9 million and $415.7 million, respectively, of cash for derivative collateral. As of June 30, 2005 and December 31, 2004, the Company had received $14.5 million and $194.7 million, respectively, of non-cash collateral on securities lending. Both the cash and non-cash collateral amounts were included in short-term investments with a corresponding liability recorded in other liabilities. As of June 30, 2005 and December 31, 2004, the Company had loaned securities with a fair value of $1.33 billion and $1.18 billion, respectively. The Company also held $81.0 million and $222.5 million of securities as off-balance sheet collateral on derivative transactions as of June 30, 2005 and December 31, 2004, respectively.

Investments

General

The Company’s assets are divided between separate account and general account assets. As of June 30, 2005, $63.77 billion (55%) of the Company’s total assets were held in separate accounts and $51.93 billion (45%) were held in the Company’s general account, including $44.78 billion of general account investments.

Separate account assets consist primarily of deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. All of the investment performance in the Company’s separate account assets is passed through to the Company’s customers.

The following table summarizes the Company’s consolidated general account investments by asset category as of the dates indicated:

	June 30, 2005		December 31, 2004
(dollars in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities	$31,778.5	71.0	$31,516.8	70.7
Equity securities	80.8	0.2	87.0	0.2
Trading assets	28.5	—	15.9	—
Mortgage loans on real estate, net	9,214.7	20.6	9,267.5	20.8
Real estate, net	103.8	0.2	108.3	0.2
Policy loans	928.6	2.1	987.2	2.2
Other long-term investments	628.0	1.4	604.2	1.4
Short-term investments	2,022.0	4.5	2,009.9	4.5

Total	$44,784.9	100.0	$44,596.8	100.0

The following table lists the ten largest fixed maturity investment holdings by amortized cost for both investment grade and non-investment grade securities included in the general account as of June 30, 2005 (excluding U.S. Treasury securities, obligations of U.S. Government corporations, and agency bonds not backed by the full faith and credit of the U.S. Government):

(in millions)	Predominant Rating	Amortized Cost		Predominant Rating	Amortized Cost
Investment Grade			Non-Investment Grade
Countrywide Alternative Loan Trust	AAA	$174.4	Ford Motor Company	BB+	$59.3
Bear Stearns Commercial Mortgage Securities, Inc.	AAA	163.5	General Motors Corporation	BB	50.9
CS First Mortgage Securities Corporation	AAA	155.3	Bowater, Inc.	BB-	37.1
Structured Assets Securities Corporation	AAA	150.0	Maytag Corporation	BB	36.9
Morgan Stanley Dean Witter Capital I	AAA	148.4	America West Airlines	BB+	28.7
General Electric Company	AAA	114.5	Electronic Data System Corporation	BB+	26.9
HSBC Holdings PLC	A	110.5	Delta Airlines, Inc.	CCC	25.1
Bank of America Corporation	A+	107.6	Timken Company	BB+	25.0
Bank of America Mortgage Securities	AAA	102.7	Edison International	BB+	23.8
Public Service Enterprise Group	BBB	100.6	DPL, Inc.	BB-	23.3

Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$438.2	$18.2	$0.9	$455.5
Agencies not backed by the full faith and credit of the U.S. Government	997.9	86.2	1.2	1,082.9
Obligations of states and political subdivisions	296.2	8.4	0.3	304.3
Debt securities issued by foreign governments	58.2	6.5	0.1	64.6
Corporate securities
Public	11,437.8	518.7	44.6	11,911.9
Private	7,058.0	336.3	29.6	7,364.7
Mortgage-backed securities – U.S. Government-backed	6,976.6	104.3	10.8	7,070.1
Asset-backed securities	3,467.7	81.0	24.2	3,524.5

Total fixed maturity securities	30,730.6	1,159.6	111.7	31,778.5
Equity securities	66.8	14.5	0.5	80.8

Total securities available-for-sale	$30,797.4	$1,174.1	$112.2	$31,859.3

December 31, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$155.1	$14.2	$0.8	$168.5
Agencies not backed by the full faith and credit of the U.S. Government	1,168.6	82.0	1.3	1,249.3
Obligations of states and political subdivisions	266.8	3.1	2.8	267.1
Debt securities issued by foreign governments	58.4	2.8	0.1	61.1
Corporate securities
Public	12,005.1	584.2	32.1	12,557.2
Private	7,306.3	358.2	28.6	7,635.9
Mortgage-backed securities – U.S. Government-backed	5,464.1	71.7	17.9	5,517.9
Asset-backed securities	3,998.8	89.3	28.3	4,059.8

Total fixed maturity securities	30,423.2	1,205.5	111.9	31,516.8
Equity securities	73.1	14.3	0.4	87.0

Total securities available-for-sale	$30,496.3	$1,219.8	$112.3	$31,603.8

The following table summarizes by time the gross unrealized losses on securities available-for-sale in an unrealized loss position as of the dates indicated:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

June 30, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$40.6	$0.3	$22.5	$0.6	$63.1	$0.9
Agencies not backed by the full faith and credit of the U.S. Government	75.5	0.9	32.5	0.3	108.0	1.2
Obligations of states and political subdivisions	28.4	0.2	14.9	0.1	43.3	0.3
Debt securities issued by foreign governments	15.3	0.1	—	—	15.3	0.1
Corporate securities
Public	1,522.3	22.9	997.2	21.7	2,519.5	44.6
Private	546.8	14.9	680.5	14.7	1,227.3	29.6
Mortgage-backed securities – U.S. Government-backed	1,001.1	5.8	515.2	5.0	1,516.3	10.8
Asset-backed securities	521.7	9.8	405.2	14.4	926.9	24.2

Total fixed maturity securities	3,751.7	54.9	2,668.0	56.8	6,419.7	111.7
Equity securities	17.8	0.4	0.5	0.1	18.3	0.5

Total	$3,769.5	$55.3	$2,668.5	$56.9	$6,438.0	$112.2

% of gross unrealized losses		49%		51%

December 31, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$42.7	$0.5	$14.1	$0.3	$56.8	$0.8
Agencies not backed by the full faith and credit of the U.S. Government	184.9	1.0	1.8	0.3	186.7	1.3
Obligations of states and political subdivisions	80.8	0.5	54.6	2.3	135.4	2.8
Debt securities issued by foreign governments	5.3	—	8.7	0.1	14.0	0.1
Corporate securities
Public	1,853.0	21.6	349.7	10.5	2,202.7	32.1
Private	1,183.3	18.0	235.4	10.6	1,418.7	28.6
Mortgage-backed securities – U.S. Government-backed	1,492.9	11.9	231.7	6.0	1,724.6	17.9
Asset-backed securities	834.3	17.4	230.3	10.9	1,064.6	28.3

Total fixed maturity securities	5,677.2	70.9	1,126.3	41.0	6,803.5	111.9
Equity securities	17.3	0.4	—	—	17.3	0.4

Total	$5,694.5	$71.3	$1,126.3	$41.0	$6,820.8	$112.3

% of gross unrealized losses		63%		37%

The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded and privately placed securities. The designations assigned by the NAIC range from class 1 (highest quality) to class 6. Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of June 30, 2005.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of the dates indicated:

(in millions)		June 30, 2005		December 31, 2004
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$20,114.8	$20,715.8	$19,025.7	$19,556.7
2	Baa	8,740.0	9,116.6	9,604.5	10,069.0
3	Ba	1,229.5	1,274.0	1,127.7	1,188.0
4	B	496.3	503.8	466.8	487.0
5	Caa and lower	72.7	81.6	91.5	103.4
6	In or near default	77.3	86.7	107.0	112.7

	Total	$30,730.6	$31,778.5	$30,423.2	$31,516.8

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

Mortgage-Backed Securities

The Company’s general account mortgage-backed securities (MBS) portfolio is comprised of residential MBS investments. As of June 30, 2005, MBS investments totaled $7.07 billion (22%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale.

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

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk varies by the type of MBS held. The Company limits its exposure to prepayments/extensions by including less volatile types of MBSs. As of June 30, 2005, $2.54 billion (36%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Most of the Company’s non-PAC MBSs possess varying degrees of cash flow structure and prepayment/extension risk. The MBS portfolio contains only 3% of pure pass-throughs.

The following table summarizes the distribution by investment type of the Company’s general account MBS portfolio as of the dates indicated:

	June 30, 2005		December 31, 2004
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Planned amortization class	$2,535.7	35.9	$2,394.7	43.4
Sequential	1,658.7	23.5	1,329.2	24.1
Non-accelerating securities – CMO	1,264.0	17.9	520.4	9.4
Very accurately defined maturity	899.3	12.7	683.5	12.4
Commercial	259.7	3.7	111.4	2.0
Multi-family mortgage pass-through certificates	214.5	3.0	237.2	4.3
Accrual	187.0	2.6	191.8	3.5
Other	51.2	0.7	49.7	0.9

Total	$7,070.1	100.0	$5,517.9	100.0

Asset-Backed Securities

The Company’s general account asset-backed securities (ABS) portfolio includes home equity and credit card-backed ABS investments, among others. As of June 30, 2005, ABS investments were $3.52 billion (11%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale.

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

The following table summarizes the distribution by investment type of the Company’s general account ABS portfolio as of the dates indicated:

	June 30, 2005		December 31, 2004
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Home equity/improvement	$1,055.8	30.0	$1,273.9	31.4
Credit card-backed	509.9	14.5	667.6	16.4
Commercial mortgage-backed securities	452.6	12.8	455.1	11.2
CBO/CLO/CDO	312.4	8.8	324.1	8.0
Trust preferred	193.9	5.5	139.4	3.4
Non-accelerated securities	168.7	4.8	200.0	4.9
Pass-through certificate	155.5	4.4	154.3	3.8
Enhanced equity/equity trust certificates	152.7	4.3	162.5	4.0
Franchise/business loan	94.2	2.7	115.2	2.8
Student loans	90.4	2.6	125.8	3.1
Miscellaneous asset-backed	1.1	—	6.8	0.2
Other	337.3	9.6	435.2	10.8

Total	$3,524.5	100.0	$4,059.8	100.0

Private Placement Fixed Maturity Securities

The Company invests in private placement fixed maturity securities because of the generally higher nominal yield available compared to comparably rated public fixed maturity securities, more restrictive financial and business covenants available in private fixed maturity security loan agreements and stronger prepayment protection. Although private placement fixed maturity securities are not registered with the Securities and Exchange Commission (SEC) and generally are less liquid than public fixed maturity securities, restrictive financial and business covenants included in private placement fixed maturity security loan agreements generally are designed to compensate for the impact of increased liquidity risk. A significant portion of the private placement fixed maturity securities that the Company holds are participations in issues that are also owned by other investors. In addition, some of these securities are rated by nationally recognized rating agencies, and substantially all have been assigned a rating designation by the NAIC, as shown in the earlier table which summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of June 30, 2005.

Mortgage Loans

As of June 30, 2005, general account mortgage loans were $9.21 billion (21%) of the carrying value of consolidated general account investments. Substantially all of these loans were commercial mortgage loans. Commitments to fund mortgage loans of $241.1 million were outstanding as of June 30, 2005.

The table below summarizes the carrying values of mortgage loans by regional exposure and type of collateral as of June 30, 2005:

(in millions)	Office	Warehouse	Retail	Apartment & Other	Total
New England	$318.2	$16.0	$117.6	$22.1	$473.9
Middle Atlantic	235.5	329.4	362.6	108.7	1,036.2
East North Central	335.8	290.7	581.7	443.1	1,651.3
West North Central	77.6	76.8	68.9	81.5	304.8
South Atlantic	273.0	395.3	736.6	837.4	2,242.3
East South Central	48.4	87.2	102.1	164.7	402.4
West South Central	206.7	156.2	109.0	212.7	684.6
Mountain	185.7	127.7	220.0	283.2	816.6
Pacific	362.9	488.1	437.8	292.6	1,581.4

Total principal	$2,043.8	$1,967.4	$2,736.3	$2,446.0	9,193.5

Valuation allowance					(36.0)
Unamortized premium					42.5
Change in fair value of hedged mortgage loans and commitments					14.7

Total mortgage loans on real estate, net					$9,214.7

As of June 30, 2005, the Company’s largest exposure to any single borrowing group was $837.4 million (9%) of the Company’s general account mortgage loan portfolio.

As of June 30, 2005 and December 31, 2004, 0.11% and 0.05% of the Company’s mortgage loans were classified as delinquent, respectively. There were no foreclosed loans as of June 30, 2005 compared to 0.13% of the Company’s mortgage loans that were foreclosed as of December 31, 2004. Restructured loans totaled 0.27% of the Company’s mortgage loans as of June 30, 2005 and December 31, 2004.

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

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance, and funding agreements issued to back MTN programs. Related investigations and proceedings may be commenced in the future. The Company has been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to these investigations into compensation and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, the use of side agreements and finite reinsurance, and funding agreements backing the MTN program. The Company is cooperating with regulators in connection with these inquiries. NMIC, NFS’ ultimate parent, has been contacted by or received subpoenas from certain regulators for information on certain of these issues with respect to its operations and the operations of its subsidiaries, including the Company. The Company will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass its operations.

These proceedings are expected to continue in the future and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry, including life insurance and annuity companies. These proceedings also could affect the outcome of one or more of the Company’s litigation matters.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. The plaintiff claims to represent a class of persons in the United States who, through their ownership of an NLIC annuity or insurance product, held units of any NLIC sub-account invested in mutual funds which included foreign securities in their portfolios and which allegedly experienced market timing trading activity. The complaint contains allegations of negligence, reckless indifference and breach of fiduciary duty. The plaintiff seeks to recover compensatory and punitive damages in an amount not to exceed $75,000 per plaintiff or class member. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. The plaintiffs moved to remand on June 28, 2004. On July 12, 2004, NLIC filed a memorandum opposing remand and requesting a stay pending the resolution of an unrelated case covering similar issues, which is an appeal from a decision of the same District Court remanding a removed market timing case to an Illinois state court. On July 30, 2004, the U.S. District Court granted NLIC’s request for a stay pending a decision by the Seventh Circuit on the unrelated case mentioned above. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding there entitled In Re Mutual Funds Investment Litigation. On April 25, 2005, NLIC filed a motion to dismiss. In response, on May 13, 2005, the plaintiff filed a First Amended Complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The First Amended Complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The First Amended Complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 24, 2005, NLIC filed a motion to dismiss the First Amended Complaint. NLIC intends to defend this lawsuit vigorously.

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

On October 9, 2003, NLICA was named as one of twenty-six defendants in a lawsuit filed in the United States District Court for the Middle District of Pennsylvania entitled Steven L. Flood, Luzerne County Controller and the Luzerne County Retirement Board on behalf of the Luzerne County Employee Retirement System v. Thomas A. Makowski, Esq., et al. NLICA is a defendant as successor in interest to Provident Mutual Life Insurance Company, which is alleged to have entered into four agreements to manage assets and investments of the Luzerne County Employee Retirement System (the Plan). In their complaint, the plaintiffs allege that NLICA aided and abetted certain other defendants in breaching their fiduciary duties to the Plan. The plaintiffs also allege that NLICA violated the Federal Racketeer Influenced and Corrupt Organizations Act (RICO) by engaging in and conspiring to engage in an improper scheme to mismanage funds in order to collect excessive fees and commissions and that NLICA was unjustly enriched by the allegedly excessive fees and commissions. The complaint seeks treble compensatory damages, punitive damages, a full accounting, imposition of a constructive trust on all funds paid by the Plan to all defendants, pre- and post-judgment interest, and costs and disbursements, including attorneys’ fees. The plaintiffs seek to have each defendant judged jointly and severally liable for all damages. NLICA, along with virtually every other defendant, has filed a motion to dismiss the complaint for failure to state a claim. On August 24, 2004, the Court issued an order dismissing the count alleging aiding and abetting a breach of fiduciary duty and one of the RICO counts. The Court did not dismiss three of the RICO counts and a count alleging unjust enrichment. On September 30, 2004, NLICA filed its answer, and discovery has commenced. NLICA intends to defend this lawsuit vigorously.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Nationwide Financial Services, Inc. Amended and Restated Stock Retainer Plan for Non-Employee Directors, 2,565 shares of Class A Common Stock were issued by NFS during the second quarter of 2005, at an average price of $37.07 per share, to NFS directors, who are not employees of NFS or its affiliates. This was a partial payment of the annual stock retainer paid by NFS to such directors in consideration of serving as directors of the Company. The annual stock retainer consists of a grant of shares of Class A Common Stock of the Company having a value of $32,500 and is paid in monthly installments. In addition, the directors receive an annual cash retainer of $32,500 (paid in monthly installments) and a stock option grant valued at $45,000. The Chairman of the Board receives a supplemental annual retainer of $40,000, paid one-half in cash and one-half in shares of the Company’s Class A Common Stock, for his additional duties. This supplemental retainer of cash and stock is also paid in monthly installments. The issuance of such shares in partial payment of the annual retainer is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder.

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of NFS’ equity securities by NFS or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, during the Company’s second quarter:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate value) of shares (or units) that may yet be purchased under the plans or programs
April 2005	1,100	$34.68	N/A	N/A
May 2005	275	$35.61	N/A	N/A
June 2005	175	$37.66	N/A	N/A

Total	1,550[1]	$35.18	N/A	N/A

[1]

Represents shares of Class A Common Stock purchased on the open market by The 401(k) Company as fund administrator of the Nationwide Financial Services, Inc. Common Stock Fund, an investment choice under the Nationwide Savings Plan (the Plan), for the benefit of Plan participants. The 401(k) Company is an indirect subsidiary of NFS.

On August 3, 2005, the Company’s Board of Directors approved a stock repurchase program (the Program). The Program authorizes the Company to repurchase, from time to time, up to $300.0 million in shares of its common stock in the open market, in block trades or otherwise, and through privately negotiated transactions. Such repurchases are to be made in compliance with all applicable laws and regulations, including the United States Securities and Exchange Commission rules. The Program may be superseded or discontinued at any time.

The Company’s management will determine the timing and amount of any repurchases based upon its evaluation of market conditions, share price and other factors. The Program will be funded using the Company’s working capital. As of July 29, 2005, the Company had 57,459,575 shares of Class A common stock outstanding and 95,633,767 shares of Class B common stock outstanding.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 5, 2005. At that meeting, shareholders voted on the following proposals:

		For	Withheld
1. Election of directors to serve as Class II Directors until the year 2008 Annual Meeting of Shareholders as follows:

Joseph A. Alutto		991,040,966	3,777,119
Donald L. McWhorter		994,076,441	741,644
Arden L. Shisler		994,086,319	731,766
Alex Shumate		990,858,449	3,959,636

The terms of office of the following Directors continued after the meeting: James G. Brocksmith, Jr., Keith W. Eckel, W. G. Jurgensen, Lydia M. Marshall, David O. Miller, Martha Miller de Lombera, James F. Patterson and Gerald D. Prothro.

	For	Against	Broker Non-Votes
2. Ratification of the Appointment of KPMG LLP as the independent auditor of the Company for the year ending December 31, 2005 as set out in the Proxy Statement dated March 28, 2005.	993,667,378	1,037,291	N/A

ITEM 5 Other Information

On August 3 2005, the Board of Directors of NFS approved a software licensing agreement between NFS and its subsidiaries and Nationwide Services Company, LLC (NSC) pursuant to which NSC agrees to license to NFS and its subsidiaries use of the DCDirect Core Platform Software. Simultaneous with the execution of the software licensing agreement between NSC and NFS and its subsidiaries was the termination of a software licensing agreement entered into as of February 10, 2003 between Nationwide Global Holdings, Inc. (NGH) and NFS pursuant to which NGH licensed to NFS use of the DCDirect Core Platform Software.

ITEM 6 Exhibits

10.1	Amendment No. 1 to Marketing and Support Services Agreement between NFS and Gartmore Global Investments, Inc. (GGI).

10.2

Amendment to Marketing and Support Services Agreement dated as of June 28, 2005 between NFS and GGI (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File Number 1-12785, filed July 5, 2005, and incorporated herein by reference).

10.3

Amended and Restated Five Year Credit Agreement, dated May 13, 2005, among NMIC, NLIC, NFS, the lenders party thereto and Citicorp USA, Inc., as agent, and Wachovia Bank, NA, as syndication agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File Number 1-12785, filed May 19, 2005, and incorporated herein by reference).

10.4	Form of Software License Agreement between NSC and NFS and its Subsidiaries.

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of M. Eileen Kennedy pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

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

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

Date: August 4, 2005	/s/ M. Eileen Kennedy
M. Eileen Kennedy, Senior Vice President — Chief Financial Officer