Form 10-Q
period 2005-09-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 2005-11-03
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of October 28, 2005, the registrant had 57,322,480 shares outstanding of its Class A common stock (par value $0.01 per share) and 95,633,767 shares outstanding of its Class B common stock (par value $0.01 per share).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I – FINANCIAL INFORMATION

ITEM 1 Unaudited Consolidated Financial Statements

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Policy charges	$318.4	$307.1	$942.4	$920.2
Life insurance premiums	97.2	102.1	292.8	298.2
Net investment income	601.9	582.7	1,783.4	1,698.4
Net realized (losses) gains on investments, hedging instruments and hedged items	(13.3)	(2.4)	17.1	(47.7)
Other	81.4	66.8	245.1	201.2

Total revenues	1,085.6	1,056.3	3,280.8	3,070.3

Benefits and expenses:
Interest credited to policyholder account values	356.8	341.7	1,051.8	1,006.9
Other benefits and claims	143.5	141.2	427.1	414.4
Policyholder dividends on participating policies	27.1	25.0	80.3	73.4
Amortization of deferred policy acquisition costs	122.0	101.9	366.5	321.7
Amortization of value of business acquired	11.3	15.6	35.0	42.0
Interest expense on debt	28.0	25.5	80.9	76.8
Debt extinguishment costs	21.7	—	21.7	—
Other operating expenses	217.6	218.8	642.7	645.6

Total benefits and expenses	928.0	869.7	2,706.0	2,580.8

Income from continuing operations before federal income tax expense	157.6	186.6	574.8	489.5
Federal income tax (benefit) expense	(10.3)	49.1	101.1	123.0

Income from continuing operations	167.9	137.5	473.7	366.5
Discontinued operations, net of taxes	(1.2)	(1.1)	(5.3)	(2.9)
Cumulative effect of adoption of accounting principle, net of taxes	—	—	—	(3.4)

Net income	$166.7	$136.4	$468.4	$360.2

Earnings from continuing operations per common share:
Basic	$1.10	$0.90	$3.10	$2.41
Diluted	$1.09	$0.90	$3.08	$2.40

Earnings per common share:
Basic	$1.09	$0.90	$3.06	$2.37
Diluted	$1.08	$0.89	$3.05	$2.36

Weighted average common shares outstanding:
Basic	153.1	152.1	153.0	152.0
Diluted	153.9	152.9	153.7	152.9

Cash dividends declared per common share	$0.19	$0.18	$0.57	$0.54

See accompanying notes to unaudited consolidated financial statements,

including Note 14 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $30,598.1 in 2005; $30,423.2 in 2004)	$31,092.2	$31,516.8
Equity securities (cost $63.2 in 2005; $73.1 in 2004)	78.6	87.0
Trading assets, at fair value	34.7	15.9
Mortgage loans on real estate, net	9,332.5	9,267.5
Real estate, net	107.7	108.3
Policy loans	935.6	987.2
Other long-term investments	617.6	604.2
Short-term investments, including amounts managed by a related party	2,104.2	2,009.9

Total investments	44,303.1	44,596.8

Cash	47.6	52.4
Accrued investment income	436.8	428.7
Deferred policy acquisition costs	3,710.4	3,561.1
Value of business acquired	457.7	480.4
Other intangible assets	46.1	48.7
Goodwill	389.6	382.3
Other assets	2,227.5	2,497.0
Assets held in separate accounts	65,802.5	64,903.2

Total assets	$117,421.3	$116,950.6

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$40,787.4	$41,077.2
Short-term debt	391.2	230.8
Long-term debt	1,406.0	1,406.0
Other liabilities	3,658.6	4,118.3
Liabilities related to separate accounts	65,802.5	64,903.2

Total liabilities	112,045.7	111,735.5

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized - 50.0 shares; issued and outstanding - none	—	—
Class A common stock, $0.01 par value; authorized - 750.0 shares; issued - 67.0 and 66.2 shares in 2005 and 2004, respectively; outstanding - 57.6 and 56.9 shares in 2005 and 2004, respectively	0.7	0.7
Class B common stock, $0.01 par value; authorized - 750.0 shares; issued and outstanding - 95.6 shares	1.0	1.0
Additional paid-in capital	1,660.7	1,634.6
Retained earnings	3,778.2	3,400.0
Accumulated other comprehensive income	196.1	432.2
Treasury stock	(259.7)	(251.4)
Other, net	(1.4)	(2.0)

Total shareholders’ equity	5,375.6	5,215.1

Total liabilities and shareholders’ equity	$117,421.3	$116,950.6

See accompanying notes to unaudited consolidated financial statements,

including Note 14 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Nine Months Ended September 30, 2005 and 2004

(Unaudited)

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Other, net	Total shareholders' equity
Balance as of December 31, 2003	$0.6	$1.0	$1,614.3	$3,006.4	$504.9	$(247.6)	$(4.2)	$4,875.4

Comprehensive income:
Net income	—	—	—	360.2	—	—	—	360.2
Net unrealized losses on securities available-for-sale arising during the period, net of taxes	—	—	—	—	(16.8)	—	—	(16.8)
Accumulated net losses on cash flow hedges, net of taxes	—	—	—	—	(8.7)	—	—	(8.7)

Total comprehensive income								334.7
Cash dividends declared	—	—	—	(81.0)	—	—	—	(81.0)
Other, net	—	—	9.9	—	—	(3.7)	1.9	8.1

Balance as of September 30, 2004	$0.6	$1.0	$1,624.2	$3,285.6	$479.4	$(251.3)	$(2.3)	$5,137.2

Balance as of December 31, 2004	$0.7	$1.0	$1,634.6	$3,400.0	$432.2	$(251.4)	$(2.0)	$5,215.1

Comprehensive income:
Net income	—	—	—	468.4	—	—	—	468.4
Net unrealized losses on securities available-for-sale arising during the period, net of taxes	—	—	—	—	(259.9)	—	—	(259.9)
Accumulated net gains on cash flow hedges, net of taxes	—	—	—	—	23.8	—	—	23.8

Total comprehensive income								232.3

Cash dividends declared	—	—	—	(87.3)	—	—	—	(87.3)
Other, net	—	—	26.1	(2.9)	—	(8.3)	0.6	15.5

Balance as of September 30, 2005	$0.7	$1.0	$1,660.7	$3,778.2	$196.1	$(259.7)	$(1.4)	$5,375.6

See accompanying notes to unaudited consolidated financial statements,

including note 9 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$468.4	$360.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments, hedging instruments and hedged items	(17.1)	47.7
Interest credited to policyholder account values	1,051.8	1,006.9
Capitalization of deferred policy acquisition costs	(373.6)	(433.5)
Amortization of deferred policy acquisition costs	366.5	321.7
Amortization and depreciation, excluding debt extinguishment costs	107.3	133.1
Debt extinguishment costs (non-cash)	21.7	—
Increase in accrued investment income	(8.1)	(5.3)
Decrease (increase) in other assets	279.2	(67.4)
(Decrease) increase in policy liabilities	(14.8)	82.4
(Decrease) increase in other liabilities	(445.6)	160.7
Other, net	(28.4)	8.8

Net cash provided by operating activities	1,407.3	1,615.3

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	5,071.7	3,275.2
Proceeds from sale of securities available-for-sale	2,373.6	2,197.7
Proceeds from repayments of mortgage loans on real estate	1,915.1	1,495.7
Proceeds from sale of real estate	6.4	20.8
Proceeds from repayments of policy loans and sale of other invested assets	139.8	79.2
Cost of securities available-for-sale acquired	(6,808.5)	(6,512.2)
Cost of mortgage loans on real estate originated or acquired	(1,862.3)	(1,699.9)
Net change in short-term investments	(68.6)	34.4
Collateral received – securities lending, net	87.6	154.1
Acquisition of subsidiary, net of cash acquired	(18.0)	—
Other, net	(717.6)	(324.7)

Net cash provided by (used in) investing activities	119.2	(1,279.7)

Cash flows from financing activities:
Net change in short-term debt	160.4	107.5
Net proceeds from issuance of long-term debt	206.0	—
Principal payments on long-term debt	(206.2)	—
Cash dividends paid	(85.7)	(74.5)
Investment and universal life insurance product deposits	2,246.3	3,643.1
Investment and universal life insurance product withdrawals	(3,867.0)	(3,994.5)
Other, net	14.9	6.2

Net cash used in financing activities	(1,531.3)	(312.2)

Net (decrease) increase in cash	(4.8)	23.4
Cash, beginning of period	52.4	11.5

Cash, end of period	$47.6	$34.9

See accompanying notes to unaudited consolidated financial statements,

including note 9 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2005 and 2004

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

(a) Discontinued Operations

During the quarter ended June 30, 2005, the Company decided to dispose of Cap Pro Holding, Inc. (Cap Pro), a majority-owned subsidiary of NFS that provides broker/dealer, registered investment advisor and insurance agency services to producers of certain certified public accounting firms. The results of operations of Cap Pro have been reflected herein as discontinued operations, and all prior periods have been reclassified to reflect this presentation. The Company’s 2005 loss on discontinued operations primarily relates to the impairment of goodwill (see Note 5).

(b) Reclassification

Certain items in the unaudited consolidated financial statements and related notes have been reclassified to conform to the current presentation.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

(3)	Recently Issued Accounting Standards

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, issued by the Financial Accounting Standards Board (FASB). SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. Initial application of SOP 05-1 should be as of the beginning of an entity’s fiscal year. The Company will adopt SOP 05-1 effective January 1, 2007. Although the Company is currently unable to quantify the impact of adoption, SOP 05-1 could have a material impact on the Company’s financial position and/or results of operations once adopted.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes (APB 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported on the income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate and justifying a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier adoption permitted. The Company will adopt SFAS 154 effective January 1, 2006. SFAS 154 is not expected to have any impact on the Company’s financial position or results of operations upon adoption.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires companies to expense at fair value all costs resulting from share-based payment transactions, except for equity instruments held by employee share ownership plans. SFAS 123R also amended SFAS No. 95, Statement of Cash Flows, to require excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R as issued by the FASB was to be effective for the Company as of the beginning of the first period that began after June 15, 2005. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which summarizes the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views on the valuation of share-based payment arrangements for public companies. The Company will consider this guidance in its adoption of SFAS 123R. On April 14, 2005, the SEC adopted a rule that amended the effective date of SFAS 123R. The SEC’s new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company plans to adopt SFAS 123R effective January 1, 2006 using the modified prospective method. The Company expects to report stock compensation expense of approximately $8.3 million, net of taxes, in 2006 due to the adoption of SFAS 123R.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

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

On September 8, 2004, the FASB issued for comment FASB Staff Position (FSP) EITF Issue 03-1-a, which was intended to provide guidance related to the application of paragraph 16 of EITF 03-1, and proposed FSP EITF Issue 03-1-b, which proposed a delay in the effective date of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. Based on comments received on these proposals, on September 30, 2004 the FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, which delayed the effectiveness of the guidance in EITF 03-1 in its entirety, with the exception of certain disclosure requirements. The delay had no impact on the Company’s financial position or results of operations.

At its June 29, 2005 meeting, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the FASB will issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF 03-1 and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value (EITF Topic D-44). The final FSP, retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1), will replace the guidance set forth in paragraphs 10-18 of EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. At its September 14, 2005 meeting, the FASB decided that FSP FAS 115-1 would be applied prospectively effective for periods beginning after December 15, 2005. The FASB also decided to add a footnote to clarify that the final FSP will not address when a debt security should be designated as nonaccrual or how to subsequently report income on a nonaccrual debt security. The finalized FSP is expected to be issued during the fourth quarter of 2005. The Company continues to actively monitor its portfolio for any securities deemed to be other-than-temporarily impaired based on the guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SEC SAB No. 59, Accounting for Noncurrent Marketable Equity Securities, which is expected to be the guidance referenced in FSP FAS 115-1. Because the Company’s existing policies are consistent with the guidance in FSP FAS 115-1, the adoption of FSP FAS 115-1 is not expected to have an impact on the Company’s financial position or results of operations.

In June 2004, the FASB issued FSP FAS 97-1, Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability (FSP FAS 97-1), to clarify the guidance related to unearned revenue reserves (URR). The primary purpose of FSP FAS 97-1 is to address the practice question of whether SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1), issued by the AICPA, restricts the application of the URR guidance in SFAS No. 97 to situations in which profits are expected to be followed by losses. Because the Company was computing its URR in accordance with FSP FAS 97-1 at the time SOP 03-1 was adopted, the issuance of FSP FAS 97-1 had no impact on the Company’s financial position or results of operations at the time of adoption.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. In accordance with FSP FAS 106-1, Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-1), issued in January 2004, the Company elected to defer accounting for the effects of the Act until the FASB issued guidance on how to account for the provisions of the Act. In May 2004, the FASB issued FSP FAS 106-2, Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2), which superceded FSP FAS 106-1 and provided guidance on accounting and disclosures related to the Act. Specifically, measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost on or after the date of enactment must reflect the effects of the Act. The Company’s adoption of FSP FAS 106-2, effective June 30, 2004, had no impact on the Company’s financial position or results of operations due the application of Company maximum contribution caps and because the Company does not apply to the United States government for benefit reimbursements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106 (SFAS 132R). SFAS 132R provides revised disclosure guidance for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans under existing guidance. Disclosures previously required under SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which was replaced by SFAS 132R, were retained. In addition, SFAS 132R requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans on both an interim period and annual basis. See Note 13 for required disclosures. The Company adopted SFAS 132R effective December 31, 2003, except for the provisions relating to annual disclosures about estimated benefit payments, which was adopted in the fourth quarter of 2004, as permitted by SFAS 132R. Adoption of SFAS 132R had no impact on the Company’s financial position or results of operations.

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

September 30, 2005 and 2004

(4)	Stock-Based Compensation

The Company sponsors the Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) covering selected employees, directors and agents of the Company and certain of its affiliates. The LTEP provides for the grant of any or all of the following types of awards: (i) stock options for shares of Class A common stock; (ii) stock appreciation rights (SARs), either in tandem with stock options or freestanding; (iii) restricted stock; (iv) performance shares and performance units; and (v) Nationwide value added (NVA) awards, which may be paid in cash or in shares of Class A common stock (or a combination of cash and shares). The LTEP provides that it will remain in effect subject to the right of the Company’s Board of Directors to terminate it sooner, until all shares subject to the LTEP have been delivered under awards. However, in no event may any LTEP award of incentive stock options be granted on or after February 27, 2012. The number of shares of Class A common stock that may be issued under the LTEP, or as to which SARs or other awards may be granted, currently may not exceed 20.1 million. Stock options granted under the LTEP have ten-year terms. For the substantial majority of stock options granted under the LTEP, one third of the options vest and become fully exercisable at the end of each of three years of continued employment or upon retirement. As of September 30, 2005, there were no outstanding SARs, performance shares and performance units, or NVA awards.

The fair values of stock options are estimated on the dates of grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Risk free interest rate	4.14%	3.67%	3.78%	3.14%
Dividend yield	1.97%	2.09%	2.06%	2.01%
Volatility factor	0.3191	0.3068	0.3280	0.3130
Weighted average expected option life	5.5 Years	5.5 Years	5.5 Years	5.5 Years

The following table summarizes the Company’s stock option activity and related information for the periods indicated:

	Nine months ended September 30,
	2005		2004
	Options on Class A common stock	Weighted average exercise price	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	8,162,893	$34.49	8,315,880	$33.42
Granted	1,025,785	37.07	986,937	37.79
Exercised	(862,536)	25.16	(351,704)	25.52
Cancelled	(153,741)	38.32	(435,867)	35.96

Outstanding, end of period	8,172,401	$35.73	8,515,246	$34.13

Exercisable, end of period	5,821,704	$36.84	5,645,197	$35.88

Weighted average fair value of options granted during the period		$11.02		$9.62

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

The following table summarizes information about employee stock options outstanding and exercisable as of September 30, 2005:

Range of exercise prices	Options outstanding			Options currently exercisable
	Number	Weighted average remaining contractual lives	Weighted average exercise price	Number	Weighted average exercise price
$22.10 - $32.75	2,747,478	6.55	$24.58	2,006,613	$24.99
$32.75 - $48.13	5,424,923	6.42	$41.37	3,815,091	$43.08

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

The following table summarizes the effect on net income and earnings per common share for the periods indicated if the Company had accounted for compensation cost for employee stock options in accordance with the fair value accounting method provided by SFAS 123:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$166.7	$136.4	$468.4	$360.2
Deduct: total stock-based employee compensation expense determined under fair value method, net of taxes	1.9	1.1	6.1	6.9

Pro forma net income	$164.8	$135.3	$462.3	$353.3

Earnings per common share:
Basic, as reported	$1.09	$0.90	$3.06	$2.37
Basic, pro forma	1.08	0.89	3.02	2.32
Diluted, as reported	1.08	0.89	3.05	2.36
Diluted, pro forma	1.07	0.88	3.01	2.31

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

(5)	Goodwill

The following table summarizes changes in the carrying value of goodwill by reportable segment for the periods indicated:

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Balance as of December 31, 2003	$—	$64.1	$331.2	$11.4	$406.7
Adjustments	—	—	(23.8)	—	(23.8)
Impairment	—	—		(0.6)	(0.6)

Balance as of December 31, 2004	—	64.1	307.4	10.8	382.3
Acquisition	—	18.1	—	—	18.1
Impairment	—	—	—	(10.8)	(10.8)

Balance as of September 30, 2005	$—	$82.2	$307.4	$—	$389.6

The 2004 activity included final adjustments to Nationwide Financial Network (NFN) federal income tax reserve balances totaling $23.8 million resulting from the completion of all Internal Revenue Service audits of NFN for periods prior to NFS’ acquisition of NFN. In addition, the Company’s annual impairment testing resulted in a $0.6 million impairment loss on existing goodwill.

The 2005 addition to goodwill reflects the Company’s acquisition of Registered Investment Advisors Services, Inc. dba RIA Services, Inc. (RIA) effective February 28, 2005. RIA provides a technology solution that gives defined contribution plan sponsors the ability to provide their participants the option of professional money management from investment advisory firms. The aggregate purchase price was $18.1 million.

The 2005 goodwill impairment relates to the discontinued operations of Cap Pro. See Note 2(a) for more information.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

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

The GMDB provides a specified minimum return upon death. Many, but not all, of these death benefits are spousal, whereby a death benefit will be paid upon death of the first spouse. The survivor has the option to terminate the contract or continue it and have the death benefit paid into the contract and a second death benefit paid upon the survivor’s death. The Company has offered six primary GMDB types:

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

September 30, 2005 and 2004

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

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of the dates indicated:

	September 30, 2005			December 31, 2004
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$9,531.3	$38.7	60	$9,848.6	$54.1	59
Reset	17,627.0	86.2	62	18,084.1	158.1	62
Ratchet	11,312.2	35.7	64	10,322.1	46.3	64
Rollup	661.9	8.9	69	707.2	9.7	68
Combo	2,519.4	22.5	67	2,519.9	19.2	67

Subtotal	41,651.8	192.0	63	41,481.9	287.4	62
Earnings enhancement	406.7	25.0	61	310.1	18.0	60

Total - GMDB	$42,058.5	$217.0	63	$41,792.0	$305.4	62

GMAB[2]:
5 Year	$923.3	$0.6	N/A	$512.2	$0.1	N/A
7 Year	1,046.5	0.3	N/A	647.5	—	N/A
10 Year	566.5	0.1	N/A	332.4	—	N/A

Total - GMAB	$2,536.3	$1.0	N/A	$1,492.1	$0.1	N/A

GMIB[3]:
Ratchet	$442.5	$—	N/A	$439.7	$—	N/A
Rollup	1,180.6	0.1	N/A	1,188.7	—	N/A
Combo	0.6	—	N/A	1.0	—	N/A

Total – GMIB	$1,623.7	$0.1	N/A	$1,629.4	$—	N/A

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

[2]	GMAB contracts with the hybrid GMAB/GMWB living benefit rider had account values of $543.3 as of September 30, 2005.

[3]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no material GMIB exposure.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

The following table is a rollforward of the liabilities for guarantees on variable annuity contracts reflected in the Company’s general account for the periods indicated:

(in millions)	GMDB	GMAB	GMIB	Total
Balance as of December 31, 2003	$21.8	$4.3	$—	$26.1
Expense provision	35.6	—	0.8	36.4
Net claims paid	(33.7)	—	—	(33.7)
Value of new business sold	—	26.9	—	26.9
Change in fair value	—	(8.1)	—	(8.1)

Balance as of December 31, 2004	23.7	23.1	0.8	47.6
Expense provision	24.8	—	0.2	25.0
Net claims paid	(23.8)	—	—	(23.8)
Value of new business sold	—	33.3	—	33.3
Change in fair value	—	(3.0)	—	(3.0)

Balance as of September 30, 2005	$24.7	$53.4	$1.0	$79.1

The following table summarizes account balances of contracts with guarantees that were invested in separate accounts as of the dates indicated:

(in millions)	September 30, 2005	December 31, 2004
Mutual funds:
Bond	$4,095.9	$4,401.9
Domestic equity	28,345.8	28,214.4
International equity	2,118.4	1,926.1

Total mutual funds	34,560.1	34,542.4
Money market funds	1,587.5	1,389.1

Total	$36,147.6	$35,931.5

The Company’s GMDB claim reserves are determined by estimating the expected value of death benefits on contracts that trigger a policy benefit and recognizing the excess ratably over the accumulation period based on total expected assessments. GMIB claim reserves are determined each period by estimating the expected value of annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total assessments. The Company regularly evaluates GMDB and GMIB claim reserve estimates used and adjusts the additional liability balances as appropriate, with a related charge or credit to other benefits and claims in the period of evaluation if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in calculating GMIB claim reserves are consistent with those used for calculating GMDB claim reserves. In addition, the calculation of GMIB claim reserves assumes benefit utilization ranges from a low of 3% when the contract holder’s annuitization value is 10% in the money to 100% utilization when the contract holder is 90% in the money.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

The following assumptions and methodology were used to determine the GMDB claim reserves as of September 30, 2005 and December 31, 2004:

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

(7)	Short-Term Debt

The following table summarizes short-term debt as of the dates indicated:

(in millions)	September 30, 2005	December 31, 2004
$800.0 million commercial paper program	$179.4	$134.7
$10.0 million line of credit	—	6.8
$10.0 million line of credit	9.0	9.0
$350.0 million securities lending program facility	170.2	47.7
$250.0 million securities lending program facility	32.6	32.6

Total short-term debt	$391.2	$230.8

During the quarter ended September 30, 2005, the Company repaid the $8.7 million outstanding line of credit balance of a majority-owned subsidiary, and the line of credit was subsequently terminated. The balance on this line of credit was $6.8 million as of December 31, 2004.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

(8)	Long-Term Debt

The following table summarizes long-term debt as of the dates indicated:

(in millions)	September 30, 2005	December 31, 2004
$300.0 million principal, 8.00% senior notes, due March 1, 2027	$298.5	$298.5
$300.0 million principal, 6.25% senior notes, due November 15, 2011	299.0	298.9
$300.0 million principal, 5.90% senior notes, due July 1, 2012	298.8	298.6
$200.0 million principal, 5.625% senior notes, due February 13, 2015	199.1	199.0
$200.0 million principal, 5.10% senior notes, due October 1, 2015	199.4	—
$100.0 million principal, 7.899% junior subordinated debentures issued to a related party, due March 1, 2037	103.1	103.1
$200.0 million principal, 7.10% junior subordinated debentures issued to a related party, due October 31, 2028	—	206.2
Other	8.1	1.7

Total long-term debt	$1,406.0	$1,406.0

On September 26, 2005, NFS issued $200.0 million principal of 5.10% senior notes due October 1, 2015. These senior notes are redeemable in whole or in part, at the option of NFS, at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at a prevailing U.S. Treasury rate plus 15 basis points, together in each case with accrued interest payments to the redemption date.

The senior notes are not subject to any sinking fund payments. The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of September 30, 2005 and December 31, 2004, the Company was in compliance with all such covenants.

On September 28, 2005, NFS redeemed all of its outstanding 7.10% junior subordinated debentures due October 31, 2028 (the Debt Securities), which were held by Nationwide Financial Services Capital Trust II (Trust II). In addition, all of the related outstanding 7.10% trust preferred securities and 7.10% trust common securities of Trust II were redeemed on that date. The aggregate principal amount redeemed of the Debt Securities was $206.2 million, plus accrued interest thereon through the redemption date of $2.3 million. The Debt Securities were originally issued on October 19, 1998 and, in accordance with their terms, became subject to optional redemption by NFS on or after October 19, 2003. Pursuant to the terms of its Amended and Restated Declaration of Trust, Trust II was required to use the proceeds it received from the redemption of the Debt Securities to redeem its trust preferred and trust common securities on the same day.

As a result of these transactions, NFS incurred a non-cash charge of $21.7 million ($14.1 million, net of taxes) during the quarter ended September 30, 2005. The non-cash charge reflects the accelerated amortization of unamortized debt issuance costs, including a deferred loss on previous hedging transactions. These amounts otherwise would have been recognized through 2028.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

(9)	Federal Income Taxes

During the third quarter of 2005, the Company refined its separate account dividends received deduction (DRD) estimation process. As a result, the Company identified and recorded additional federal income tax benefits and recoverables in the amount of $42.6 million related to all open tax years (2000 – 2005). In addition, the Company recorded $5.6 million of net benefit adjustments in the third quarter of 2005, primarily related to differences between the estimated tax liability and the amounts reported on the Company’s tax returns and revised estimates of permanent income tax deductions expected to be generated in 2005.

Total federal income tax expense differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income taxes as follows for the periods indicated:

	Three months ended September 30,
	2005		2004
(in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$55.2	35.0	$65.3	35.0
Tax exempt interest and dividends received deduction	(65.2)	(41.3)	(11.6)	(6.2)
Income tax credit	(6.6)	(4.2)	(2.5)	(1.3)
Interest accrual	3.9	2.5	—	—
Other, net	2.4	1.5	(2.1)	(1.2)

Total	$(10.3)	(6.5)	$49.1	26.3

	Nine months ended September 30,
	2005		2004
(in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$201.2	35.0	$171.3	35.0
Tax exempt interest and dividends received deduction	(90.9)	(15.8)	(37.1)	(7.6)
Income tax credit	(15.2)	(2.6)	(9.1)	(1.9)
Interest accrual	3.9	0.7	—	—
Other, net	2.1	0.3	(2.1)	(0.4)

Total	$101.1	17.6	$123.0	25.1

(10)	Shareholders’ Equity

On August 3, 2005, the Company’s Board of Directors approved a stock repurchase program (the Program). The Program authorizes the Company to repurchase up to $300.0 million, in aggregate, in shares of its common stock in the open market, in block trades or otherwise, and through privately negotiated transactions. Such repurchases are to be made in compliance with all applicable laws and regulations, including the United States Securities and Exchange Commission rules. The Program may be superseded or discontinued at any time.

Pursuant to the Program, the Company repurchased 91,100 shares of common stock for an aggregate of $3.5 million at an average price per share of $38.82 during the quarter ended September 30, 2005. These shares are classified as treasury stock in the consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

(11)	Earnings Per Share

Basic earnings per share represent the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share represent the amount of earnings for the period available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options, if dilutive.

The following table presents the Company’s calculations of basic and diluted earnings per share (EPS) for the periods indicated:

	Three months ended September 30,
	2005			2004
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Basic and diluted income from continuing operations before cumulative effect of adoption of accounting principle	$167.9	$1.10	$1.09	$137.5	$0.90	$0.90
Discontinued operations, net of taxes	(1.2)	(0.01)	(0.01)	(1.1)	—	(0.01)

Basic and diluted net income	$166.7	$1.09	$1.08	$136.4	$0.90	$0.89

Weighted average common shares outstanding – basic	153.1			152.1
Dilutive effect of stock options	0.8			0.8

Weighted average common shares outstanding – diluted	153.9			152.9

	Nine months ended September 30,
	2005			2004
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Basic and diluted income from continuing operations before discontinued operations and cumulative effect of adoption of accounting principle	$473.7	$3.10	$3.08	$366.5	$2.41	$2.40
Discontinued operations, net of taxes	(5.3)	(0.04)	(0.03)	(2.9)	(0.02)	(0.02)
Cumulative effect of adoption of accounting principle, net of taxes	—	—	—	(3.4)	(0.02)	(0.02)

Basic and diluted net income	$468.4	$3.06	$3.05	$360.2	$2.37	$2.36

Weighted average common shares outstanding – basic	153.0			152.0
Dilutive effect of stock options	0.7			0.9

Weighted average common shares outstanding – diluted	153.7			152.9

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

(12)	Comprehensive Income

Comprehensive income includes net income and certain items that are reported directly within separate components of shareholders’ equity that are not recorded in net income (other comprehensive income or loss). The following table summarizes the Company’s other comprehensive (loss) income, before and after federal income tax benefit (expense), for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2005	2004	2005	2004
Net unrealized (losses) gains on securities available-for-sale arising during the period:
Net unrealized (losses) gains before adjustments	$(559.0)	$521.1	$(570.7)	$(78.9)
Net adjustment to deferred policy acquisition costs	138.8	(117.7)	142.3	42.8
Net adjustment to value of business acquired	7.4	(11.6)	8.8	0.3
Net adjustment to future policy benefits and claims	60.3	(45.3)	23.0	1.8
Net adjustment to policyholder dividend obligation	32.9	(49.8)	24.1	(21.7)
Related federal income tax benefit (expense)	111.8	(104.0)	130.3	19.5

Net unrealized (losses) gains	(207.8)	192.7	(242.2)	(36.2)

Reclassification adjustment for net realized losses (gains) on securities available-for-sale realized during the period:
Net unrealized losses (gains)	6.6	(2.3)	(27.3)	29.9
Related federal income tax (benefit) expense	(2.3)	0.7	9.6	(10.5)

Net reclassification adjustment	4.3	(1.6)	(17.7)	19.4

Other comprehensive (loss) income on securities available-for-sale	(203.5)	191.1	(259.9)	(16.8)

Accumulated net holding gains (losses) on cash flow hedges:
Unrealized holding gains (losses)	5.9	(10.9)	36.6	(13.4)
Related federal income tax (expense) benefit	(2.0)	3.8	(12.8)	4.7

Other comprehensive income (loss) on cash flow hedges	3.9	(7.1)	23.8	(8.7)

Total other comprehensive (loss) income	$(199.6)	$184.0	$(236.1)	$(25.5)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three and nine month periods ended September 30, 2005 and 2004, respectively.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

(13)	Pension Plan and Postretirement Benefits Other than Pensions

The Company, excluding NFN, and certain affiliated companies not included in these consolidated financial statements participate in a defined benefit pension plan sponsored by Nationwide Mutual Insurance Company (NMIC). The following table summarizes the components of net periodic benefit cost for the NMIC pension plan as a whole, including amounts not related to the Company, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2005	2004	2005	2004
Service cost	$33.6	$31.8	$100.7	$91.4
Interest cost	33.7	34.2	101.1	100.5
Expected return on plan assets	(43.0)	(44.8)	(129.1)	(125.8)
Recognized net actuarial loss	0.9	(2.3)	2.8	—
Amortization of prior service cost	1.1	1.8	3.4	3.4
Amortization of unrecognized transition asset	(0.3)	(0.3)	(0.9)	(1.0)

Net periodic benefit cost	$26.0	$20.4	$78.0	$68.5

NMIC and all participating employers, including the Company, have contributed a total of $240.2 million to this pension plan during 2005, including $125.2 million of funding for plan year 2004 and $115.0 million of funding for plan year 2005. The Company’s total contribution of $42.5 million through September 30, 2005 represents $22.0 million of funding for plan year 2004 and $20.5 million of funding for plan year 2005. No additional contributions to this pension plan are anticipated for the remainder of the year. Tax planning strategies influence the timing of plan contributions.

The following table summarizes the components of net periodic benefit income for the NFN pension plan for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2005	2004	2005	2004
Service cost	$0.6	$0.4	$1.8	$1.0
Interest cost	1.2	1.5	3.6	4.5
Expected return on plan assets	(2.2)	(2.5)	(6.5)	(6.8)

Net periodic benefit income	$(0.4)	$(0.6)	$(1.1)	$(1.3)

Since this plan is overfunded, there are no contributions anticipated for 2005.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

In addition to the defined benefit pension plan, the Company and certain affiliated companies not included in these consolidated financial statements participate in life and health care defined benefit plans sponsored by NMIC. The following table summarizes the components of net periodic benefit cost (income) for the NMIC postretirement benefit plans as a whole, including amounts not related to the Company, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2005	2004	2005	2004
Service cost	$2.3	$1.5	$7.2	$6.9
Interest cost	4.0	2.9	12.0	13.1
Expected return on plan assets	(2.2)	(2.4)	(6.6)	(6.6)
Recognized net actuarial loss	0.4	(1.4)	1.1	1.1
Amortization of prior service cost	(3.6)	(3.4)	(11.0)	(10.2)

Net periodic benefit cost (income)	$0.9	$(2.8)	$2.7	$4.3

NMIC and all participating employers, including the Company, expect to contribute a total of $17.2 million to the postretirement benefit plans during 2005. Through September 30, 2005, $12.9 million had been contributed, including $2.9 million by the Company. Additional contributions to the plan totaling $4.3 million are anticipated from NMIC and all participating employers, including $1.0 million by the Company, for the remainder of the year. Postretirement benefit plan contributions generally are funded on a monthly basis.

(14)	Related Party Transactions

The Company has entered into significant, recurring transactions and agreements with NMIC, other affiliates and subsidiaries as a part of its ongoing operations. These include annuity and life insurance contracts, office space leases, and agreements related to reinsurance, cost sharing, administrative services, marketing, intercompany loans, intercompany repurchases, cash management services and software licensing. These transactions and agreements are described more fully in Note 21 to the audited consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K and in Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. During the third quarter of 2005, there have been no material changes to the nature and terms of these transactions and agreements.

Amounts on deposit with a related party in cash management for the benefit of the Company were $690.2 million and $668.9 million as of September 30, 2005 and December 31, 2004, respectively, and were recorded in short-term investments.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of September 30, 2005 and December 31, 2004, the Company had no cash borrowings outstanding from affiliated entities under such agreements. During the first nine months of 2005 and 2004, the maximum outstanding borrowings under such agreements were $55.3 million and $227.7 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these periods were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained from unaffiliated parties.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. As of September 30, 2005 and December 31, 2004, customer allocations to GGI funds totaled $19.86 billion and $17.93 billion, respectively. For the quarters ended September 30, 2005 and 2004, GGI paid the Company $16.4 million and $14.1 million, respectively, for the distribution and servicing of these funds and paid $47.3 million and $40.4 million for the first nine months of 2005 and 2004, respectively. In addition, the Company entered into a renewable three-year marketing and support services agreement with GGI effective June 28, 2002. Effective June 28, 2005, the Company and GGI amended the agreement to provide for an initial term of three years and sixty days from June 28, 2002. The agreement expired on August 26, 2005. Under this agreement, the Company received a quarterly fee of $1.0 million in exchange for certain marketing and support of GGI product offerings. Effective October 1, 2005, an affiliate of GGI and the Company agreed to increase the fees paid to the Company with respect to various GGI managed money market funds on an annualized basis by 15 basis points in place of the expired marketing and support services agreement.

(15)	Contingencies

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

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements to life insurers other than the Company.

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

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance agreements, and funding agreements issued to back medium-term note (MTN) programs. Related investigations and proceedings may be commenced in the future. The Company and/or its affiliates have been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to these investigations into compensation and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, the use of side agreements and finite reinsurance agreements, and funding agreements backing the MTN program. The Company is cooperating with regulators in connection with these inquiries.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

These proceedings are expected to continue in the future and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry, including life insurance and annuity companies. These proceedings also could affect the outcome of one or more of the Company’s litigation matters.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding there entitled In Re Mutual Funds Investment Litigation. In response, on May 13, 2005, the plaintiff filed a First Amended Complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The First Amended Complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The First Amended Complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 24, 2005, NLIC filed a motion to dismiss the First Amended Complaint. The plaintiff has opposed that motion. NLIC intends to defend this lawsuit vigorously.

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

September 30, 2005 and 2004

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

A significant component of the tax reserve is related to the separate account DRD. The Company has not yet reached an agreement with the IRS, and there can be no assurance that such an agreement will be reached. However, favorable resolution of the separate account DRD and/or other identified issues could result in a potentially significant benefit to the Company’s future results of operations.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

(16)	Securitization Transactions

Since 2001, the Company has sold $557.0 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 4.38% to 5.25% over periods ending between 2002 and 2021. As of September 30, 2005, the Company held guarantee reserves totaling $5.6 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.40 billion. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. No stabilization collateral amounts were released into income during the first nine months of 2005 and 2004. As of September 30, 2005 and December 31, 2004, $1.4 million of stabilization collateral was unrecognized and recorded as a reserve.

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

(17)	Variable Interest Entities

As of September 30, 2005 and December 31, 2004, the Company had relationships with 18 and 14 variable interest entities (VIEs), respectively, where the Company was the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured products transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Tax Credit Funds to third party investors where the Company provides guaranteed returns (see Note 16). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying consolidated financial statements.

The net assets of these VIEs totaled $395.1 million and $366.4 million as of September 30, 2005 and December 31, 2004, respectively.

The following table summarizes the most significant components of net assets as of the dates indicated:

(in millions)	September 30, 2005	December 31, 2004
Mortgage loans on real estate	$31.8	$32.1
Other long-term investments	418.4	401.2
Short-term investments	40.2	31.7
Other assets	37.8	35.6
Short-term debt	32.6	32.6
Other liabilities	94.1	116.3

The total exposure to loss on these VIEs where the Company is the primary beneficiary was immaterial as of September 30, 2005 and December 31, 2004. For the mortgage loan VIE, to which the short-term debt relates, the creditors have no recourse against the Company in the event of default by the VIE.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in a number of Tax Credit Funds where the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 9 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but for which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $42.6 million and $50.8 million as of September 30, 2005 and December 31, 2004, respectively.

(18)	Segment Information

Management of the Company views its business primarily based on the underlying products, and this is the basis used for defining its reportable segments. The Company reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes, discontinued operations and the cumulative effect of adoption of accounting principles to exclude: (a) net realized gains and losses on investments, hedging instruments and hedged items, except for operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes); (b) net realized gains and losses related to securitizations; and (c) the adjustment to amortization of deferred policy acquisition costs (DAC) related to net realized gains and losses.

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

The Corporate and Other segment includes structured products business; the MTN program; net investment income not allocated to product segments; periodic net coupon settlements on non-qualifying derivatives; trading portfolio realized gains and losses; trading portfolio valuation changes; unallocated expenses; interest expense on debt; revenues and expenses of the Company’s non-insurance subsidiaries not reported in other segments; and net realized gains and losses related to securitizations.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended September 30, 2005
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$142.3	$37.7	$138.4	$—	$318.4
Life insurance premiums	26.4	—	70.8	—	97.2
Net investment income	229.5	165.7	117.1	89.6	601.9
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(13.8)	(13.8)
Other	0.4	68.0	6.4	7.1	81.9

Total revenues	398.6	271.4	332.7	82.9	1,085.6

Benefits and expenses:
Interest credited to policyholder account values	154.4	115.4	48.0	39.0	356.8
Other benefits and claims	37.9	—	105.6	—	143.5
Policyholder dividends on participating policies	—	—	27.1	—	27.1
Amortization of DAC	95.7	12.2	18.5	(4.4)	122.0
Amortization of value of business acquired	1.6	1.3	8.4	—	11.3
Interest expense on debt	—	—	0.1	27.9	28.0
Debt extinguishment costs	—	—	—	21.7	21.7
Other operating expenses	50.1	97.1	60.6	9.8	217.6

Total benefits and expenses	339.7	226.0	268.3	94.0	928.0

Income (loss) from continuing operations before federal income tax expense	58.9	45.4	64.4	(11.1)	$157.6

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	13.8
Adjustment to amortization of DAC related to net realized losses				(4.4)

Pre-tax operating earnings (loss)	$58.9	$45.4	$64.4	$(1.7)

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

	Three months ended September 30, 2004
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$129.5	$41.6	$136.0	$—	$307.1
Life insurance premiums	25.8	—	76.3	—	102.1
Net investment income	228.1	165.5	118.0	71.1	582.7
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(4.7)	(4.7)
Other	0.1	48.4	6.9	13.7	69.1

Total revenues	383.5	255.5	337.2	80.1	1,056.3

Benefits and expenses:
Interest credited to policyholder account values	157.1	113.5	48.0	23.1	341.7
Other benefits and claims	44.4	—	96.8	—	141.2
Policyholder dividends on participating policies	—	—	25.0	—	25.0
Amortization of DAC	68.6	10.6	22.7	—	101.9
Amortization of value of business acquired	1.7	1.5	12.4	—	15.6
Interest expense on debt	—	—	—	25.5	25.5
Other operating expenses	54.3	85.0	65.3	14.2	218.8

Total benefits and expenses	326.1	210.6	270.2	62.8	869.7

Income from continuing operations before federal income tax expense	57.4	44.9	67.0	17.3	$186.6

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	4.7

Pre-tax operating earnings	$57.4	$44.9	$67.0	$22.0

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

	Nine months ended September 30, 2005
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$415.2	$116.0	$411.2	$—	$942.4
Life insurance premiums	73.2	—	219.6	—	292.8
Net investment income	684.2	494.3	357.5	247.4	1,783.4
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	15.6	15.6
Other	1.1	187.4	24.5	33.6	246.6

Total revenues	1,173.7	797.7	1,012.8	296.6	3,280.8

Benefits and expenses:
Interest credited to policyholder account values	463.2	339.4	143.2	106.0	1,051.8
Other benefits and claims	115.5	—	311.6		427.1
Policyholder dividends on participating policies	—	—	80.3	—	80.3
Amortization of DAC	255.3	35.6	74.7	0.9	366.5
Amortization of value of business acquired	5.1	2.9	27.0	—	35.0
Interest expense on debt	—	—	0.2	80.7	80.9
Debt extinguishment costs	—	—	—	21.7	21.7
Other operating expenses	144.1	282.0	176.7	39.9	642.7

Total benefits and expenses	983.2	659.9	813.7	249.2	2,706.0

Income from continuing operations before federal income tax expense	190.5	137.8	199.1	47.4	$574.8
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(15.6)
Adjustment to amortization of DAC related to net realized gains	—	—	—	0.9

Pre-tax operating earnings	$190.5	$137.8	$199.1	$32.7

Assets as of period end	$55,231.5	$31,306.5	$19,510.9	$11,372.3	$117,421.3

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Unaudited Consolidated Financial Statements, Continued

September 30, 2005 and 2004

	Nine months ended September 30, 2004
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$390.5	$128.8	$400.9	$—	$920.2
Life insurance premiums	64.2	—	234.0	—	298.2
Net investment income	683.9	486.7	350.7	177.1	1,698.4
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(55.2)	(55.2)
Other	0.2	136.1	22.4	50.0	208.7

Total revenues	1,138.8	751.6	1,008.0	171.9	3,070.3

Benefits and expenses:
Interest credited to policyholder account values	473.5	332.4	143.0	58.0	1,006.9
Other benefits and claims	107.8	—	306.6	—	414.4
Policyholder dividends on participating policies	—	—	73.4	—	73.4
Amortization of DAC	214.6	30.7	76.4	—	321.7
Amortization of value of business acquired	5.9	3.8	32.3	—	42.0
Interest expense on debt	—	—	—	76.8	76.8
Other operating expenses	157.3	246.9	193.2	48.2	645.6

Total benefits and expenses	959.1	613.8	824.9	183.0	2,580.8

Income (loss) from continuing operations before federal income tax expense	179.7	137.8	183.1	(11.1)	$489.5

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	55.2

Pre-tax operating earnings	$179.7	$137.8	$183.1	$44.1

Assets as of period end	$52,972.9	$30,525.8	$16,933.9	$12,189.2	$112,621.9

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

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

(i)

change in Nationwide Corporation’s control of the Company through its beneficial ownership of 94.3% of the combined voting power of all the outstanding common stock and 62.4% of the economic interest in the Company;

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

(x)

changes in interest rates and the equity markets causing a reduction of investment income and/or asset fees; an acceleration of the amortization of deferred policy acquisition costs (DAC) and/or value of business acquired (VOBA); or a reduction in the demand for the Company’s products;

(xi)

reduction in the value of the Company’s investment portfolio as a result of changes in interest rates and yields in the market as well as geopolitical conditions and political, regulatory, judicial, economic or financial events affecting the market generally and companies in the Company’s investment portfolio specifically, including, without limitation, the recent bankruptcy filings by Delta Air Lines, Inc. and Northwest Airlines Corporation;

(xii)	general economic and business conditions which are less favorable than expected;

(xiii)	competitive, regulatory or tax changes that affect the cost of, or demand for, the Company’s products;

(xiv)	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

(xv)	settlement of tax liabilities for amounts that differ significantly from those recorded on the balance sheet;

(xvi)	deviations from assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts and in pricing the Company’s products; and

(xvii)	adverse litigation results and/or resolution of litigation and/or arbitration or investigation results.

Overview

The following analysis of unaudited consolidated results of operations and financial condition of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

NFS is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies (Nationwide), including Nationwide Financial Network (NFN), which refers to Nationwide Life Insurance Company of America (NLICA) and subsidiaries, including the affiliated distribution network. The Company is a leading provider of long-term savings and retirement products in the United States of America. The Company develops and sells a diverse range of products including individual annuities, private and public sector group retirement plans, other investment products sold to institutions, life insurance and advisory services. As a result of its initial public offering in March 1997 and subsequent stock related transactions since that date, including the issuance of 31.9 million shares in connection with the acquisition of NFN, 37.6% of the economic interest in NFS is publicly owned, with the remainder owned by Nationwide Corporation (Nationwide Corp.), which is a majority-owned subsidiary of Nationwide Mutual Insurance Company (NMIC), NFS’ ultimate parent company.

Business Segments

Management of the Company views its business primarily based on the underlying products, and this is the basis used for defining its reportable segments. The Company reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other. The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes, discontinued operations and the cumulative effect of adoption of accounting principles to exclude: (a) net realized gains and losses on investments, hedging instruments and hedged items, except for operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes); (b) net realized gains and losses related to securitizations; and (c) the adjustment to amortization of DAC related to net realized gains and losses.

The following table summarizes pre-tax operating earnings (loss) by segment for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2005	2004	Change	2005	2004	Change
Individual Investments	$58.9	$57.4	3%	$190.5	$179.7	6%
Retirement Plans	45.4	44.9	1%	137.8	137.8	—
Individual Protection	64.4	67.0	(4)%	199.1	183.1	9%
Corporate and Other	(1.7)	22.0	NM	32.7	44.1	(26)%

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

The Corporate and Other segment includes structured products business; the medium-term note (MTN) program; net investment income not allocated to product segments; periodic net coupon settlements on non-qualifying derivatives; trading portfolio realized gains and losses; trading portfolio valuation changes; unallocated expenses; interest expense on debt; revenues and expenses of the Company’s non-insurance subsidiaries not reported in other segments; and net realized gains and losses related to securitizations.

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

Discontinued Operations

During the quarter ended June 30, 2005, the Company decided to dispose of Cap Pro Holding, Inc. (Cap Pro), a majority-owned subsidiary of NFS that provides broker/dealer, registered investment advisor and insurance agency services to producers of certain certified public accounting firms. The results of operations of Cap Pro have been reflected herein as discontinued operations, and all prior periods have been reclassified to reflect this presentation. The Company’s 2005 loss on discontinued operations primarily relates to the impairment of goodwill.

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

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 8% growth per year. If actual net separate account performance varies from the 8% assumption, the Company assumes different performance levels over the next three years such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the Standard & Poor’s (S&P) 500 Index, as part of its pre-set parameters the Company’s reversion to the mean process generally limits returns to 0-15% during the three-year reversion period.

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

For those products amortized in relation to estimated gross profits, the most significant assumptions involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 8%. If actual net separate account performance varies from the 8% assumption, the Company assumes different performance levels over the next three years such that the mean return equals the long-term assumption. The assumed net separate account return assumptions used in the VOBA models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s reversion to the mean process limits returns to 0-15% during the three-year reversion period.

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

A significant component of the tax reserve is related to the separate account dividends received deduction (DRD). The Company has not yet reached an agreement with the IRS, and there can be no assurance that such an agreement will be reached. However, favorable resolution of the separate account DRD and/or other identified issues could result in a potentially significant benefit to the Company’s future results of operations.

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

Results of Operations

Third Quarter – 2005 Compared to 2004

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended September 30,
(in millions)	2005	2004	Change
Revenues:
Policy charges:
Asset fees	$166.4	$154.9	7%
Cost of insurance charges	97.8	95.6	2%
Administrative fees	29.6	29.5	—
Surrender fees	24.6	27.1	(9)%

Total policy charges	318.4	307.1	4%

Life insurance premiums	97.2	102.1	(5)%
Net investment income	601.9	582.7	3%
Net realized losses on investments, hedging instruments and hedged items	(13.3)	(2.4)	NM
Other	81.4	66.8	22%

Total revenues	1,085.6	1,056.3	3%

Benefits and expenses:
Interest credited to policyholder account values	356.8	341.7	4%
Other benefits and claims	143.5	141.2	2%
Policyholder dividends on participating policies	27.1	25.0	8%
Amortization of DAC	122.0	101.9	20%
Amortization of VOBA	11.3	15.6	(28)%
Interest expense	28.0	25.5	10%
Debt extinguishment costs	21.7	—	NM
Other operating expenses	217.6	218.8	(1)%

Total benefits and expenses	928.0	869.7	7%

Income from continuing operations before federal income tax expense	157.6	186.6	(16)%
Federal income tax (benefit) expense	(10.3)	49.1	NM

Income from continuing operations	167.9	137.5	22%
Discontinued operations, net of taxes	(1.2)	(1.1)	NM

Net income	$166.7	$136.4	22%

Excluding additional federal income tax benefits recorded during the third quarter of 2005, the increase in net income primarily was driven by higher other income and policy charges. Debt extinguishment costs, higher amortization of DAC and increased net realized losses on investments, hedging instruments and hedged items partially offset the increases.

The increase in other income primarily was within the Retirement Plans segment. This was a result of increased asset-based fees from improving equity markets; revenue earned by Registered Investment Advisors Services, Inc. dba RIA Services, Inc. (RIA), which was acquired during the first quarter of 2005; and growth in trust and administration-only products.

Higher policy charges were driven by asset fee income within the Individual Investments segment where the primary factor was strong equity market performance during the quarter.

During the third quarter of 2005, the Company redeemed all of its outstanding 7.10% junior subordinated debentures due October 1, 2028, which in turn caused the redemption by Nationwide Financial Services Capital Trust II of its outstanding 7.10% Trust Preferred Securities and 7.10% Trust Common Securities. As a result of this transaction, the Company incurred non-cash debt extinguishment costs of $21.7 million for accelerated amortization of unamortized debt issuance costs, including a deferred loss on previous hedging transactions. These amounts otherwise would have been recognized through 2028.

The increase in amortization of DAC primarily occurred within the Individual Investments segment resulting from increased profits and a true-up related to fixed annuities.

The Company recorded higher net realized losses on investments, hedging instruments and hedged items primarily due to a $19.7 million decline in realized gains on sales of fixed maturity securities, partially offset by a $12.1 million decrease in impairment losses.

During the third quarter of 2005, the Company refined its separate account DRD estimation process. As a result, the Company identified and recorded additional federal income tax benefits and recoverables in the amount of $42.6 million related to all open tax years (2000 – 2005). In addition, the Company recorded $5.6 million of net benefit adjustments in the third quarter of 2005, primarily related to differences between the estimated tax liability and the amounts reported on the Company’s tax returns and revised estimates of permanent income tax deductions expected to be generated in 2005. Therefore, the effective tax rates in 2005 and 2004 are not comparable.

Year-to-Date – 2005 Compared to 2004

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Nine months ended September 30,
(in millions)	2005	2004	Change
Revenues:
Policy charges:
Asset fees	$486.3	$469.0	4%
Cost of insurance charges	291.0	283.5	3%
Administrative fees	87.2	87.0	—
Surrender fees	77.9	80.7	(3)%

Total policy charges	942.4	920.2	2%

Life insurance premiums	292.8	298.2	(2)%
Net investment income	1,783.4	1,698.4	5%
Net realized gains (losses) on investments, hedging instruments and hedged items	17.1	(47.7)	NM
Other	245.1	201.2	22%

Total revenues	3,280.8	3,070.3	7%

Benefits and expenses:
Interest credited to policyholder account values	1,051.8	1,006.9	4%
Other benefits and claims	427.1	414.4	3%
Policyholder dividends on participating policies	80.3	73.4	9%
Amortization of DAC	366.5	321.7	14%
Amortization of VOBA	35.0	42.0	(17)%
Interest expense	80.9	76.8	5%
Debt extinguishment costs	21.7	—	NM
Other operating expenses	642.7	645.6	—

Total benefits and expenses	2,706.0	2,580.8	5%

Income from continuing operations before federal income tax expense	574.8	489.5	17%
Federal income tax expense	101.1	123.0	(18)%

Income from continuing operations	473.7	366.5	29%
Discontinued operations, net of taxes	(5.3)	(2.9)	NM
Cumulative effect of adoption of accounting principle, net of taxes	—	(3.4)	NM

Net income	$468.4	$360.2	30%

Excluding additional federal income tax benefits recorded during the third quarter of 2005, the increase in net income was driven by net realized gains on investments, hedging instruments and hedged items and increases in other income and interest spread income. Higher amortization of DAC and the aforementioned debt extinguishment costs partially offset the overall improvement.

The Company recorded net realized gains on investments, hedging instruments and hedged items in the first nine months of 2005 compared to significant net realized losses in the same period a year ago primarily due to a $54.1 million decline in impairment charges.

The increase in other income primarily occurred within the Retirement Plans segment and was driven by increased asset-based fees from improving equity markets, revenue earned by RIA, and growth in trust and administration-only products.

The increase in interest spread income was driven by the Corporate and Other segment due to increased returns on variable rate assets, higher invested asset levels and income from mortgage loan prepayment penalties and bond call premiums. In addition, the increase in interest credited to policyholder account values primarily was driven by higher average crediting rates related to the Company’s MTN program (3.37% in the first nine months of 2005 compared to 1.60% in the same period a year ago) due to an increase in the 3-month LIBOR rate to which most of these liabilities are indexed.

The increase in amortization of DAC primarily occurred within the Individual Investments segment resulting from increased profits and a true-up related to fixed annuities.

As previously mentioned, the Company recorded additional federal income tax benefits and recoverables and net benefit adjustments in the third quarter of 2005. Therefore, the effective tax rates in 2005 and 2004 are not comparable.

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

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, life insurance specialists and representatives of certain certified public accounting (CPA) firms. Representatives of the Company who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), NFN producers, The 401(k) Company and TBG Financial. The Company also distributes products through the agency distribution force of its NMIC (Nationwide agents).

Third Quarter – 2005 Compared to 2004

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended September 30,
(in millions)	2005	2004	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$720.1	$816.4	(12)%
Private label annuities	79.8	97.9	(18)%
NFN and other	1.1	1.1	—

Total individual variable annuities	801.0	915.4	(12)%
Individual fixed annuities	31.5	307.5	(90)%
Income products	49.3	48.1	2%
Advisory services program	65.1	50.0	30%

Total Individual Investments	946.9	1,321.0	(28)%

Retirement Plans
Private sector pension plan:
The BEST of AMERICA annuity products	361.0	402.0	(10)%
The BEST of AMERICA trust products	948.0	756.7	25%
The 401(k) Company	303.5	192.0	58%
NFN products	52.6	60.7	(13)%
Other	—	5.8	(100)%

Total private sector pension plan	1,665.1	1,417.2	17%

Public sector pension plan:
IRC Section 457 annuities	397.6	372.8	7%
Administration-only agreements	606.7	540.2	12%

Total public sector pension plan	1,004.3	913.0	10%

Total Retirement Plans	2,669.4	2,330.2	15%

Individual Protection
Corporate-owned life insurance	174.8	127.8	37%
Traditional/universal life insurance	122.8	119.3	3%
The BEST of AMERICA variable life series	105.1	113.0	(7)%
NFN variable life products	57.5	60.9	(6)%

Total Individual Protection	460.2	421.0	9%

Total sales	$4,076.5	$4,072.2	—

See Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Business Segments of this report for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended September 30,
(in millions)	2005	2004	Change
Non-affiliated:
Independent broker/dealers	$1,208.2	$1,165.5	4%
Financial institutions	398.8	706.6	(44)%
Wirehouse and regional firms	449.1	459.9	(2)%
Pension plan administrators	108.2	113.9	(5)%
Life insurance specialists	82.5	93.8	(12)%
CPA channel	72.2	51.5	40%

Total non-affiliated sales	2,319.0	2,591.2	(11)%

Affiliated:
NRS	1,012.7	919.9	10%
The 401(k) Company	303.5	192.0	58%
Nationwide agents	188.8	164.9	14%
NFN producers	160.2	170.0	(6)%
TBG Financial	92.3	34.2	170%

Total affiliated sales	1,757.5	1,481.0	19%

Total sales	$4,076.5	$4,072.2	—

The slight increase in total sales primarily was driven by strong sales in the Retirement Plans segment, led by The 401(k) Company and NRS. Additionally, higher COLI sales in the Individual Protection segment contributed to the overall increase. These gains were almost entirely offset by lower sales in the Individual Investments segment, especially in fixed annuities.

Sales generated by The 401(k) Company continue to grow due to flows associated with the addition of four large plans during the fourth quarter of 2004.

NRS sales growth continued primarily due to recurring deposits from the State of New York, the State of California and the City of Phoenix cases. Additionally, plan transfers contributed to the increase.

Sales through TBG Financial increased primarily due to two new large cases acquired in the third quarter of 2005.

Higher sales through the independent broker/dealers channel were due to increased sales in the Retirement Plans segment and sales of advisory services products.

Sales generated by financial institutions declined primarily due to planned reductions in fixed annuity sales. Strong growth in both the Individual Protection and Retirement Plans segments were offset by declines in Individual Investments sales. This channel also has been impacted by the Company’s exit from the offshore business in the second quarter of 2005 and lower sales of fixed products as the Company maintains pricing discipline in the challenging interest rate environment.

Year-to-Date – 2005 Compared to 2004

The following table summarizes sales by product and segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2005	2004	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$2,367.9	$2,920.1	(19)%
Private label annuities	264.3	352.5	(25)%
NFN and other	3.6	4.9	(27)%

Total individual variable annuities	2,635.8	3,277.5	(20)%
Individual fixed annuities	161.8	752.2	(78)%
Income products	141.9	118.1	20%
Advisory services program	182.1	116.8	56%

Total Individual Investments	3,121.6	4,264.6	(27)%

Retirement Plans
Private sector pension plan:
The BEST of AMERICA annuity products	1,111.1	1,318.5	(16)%
The BEST of AMERICA trust products	3,003.7	2,437.0	23%
The 401(k) Company	1,054.0	678.6	55%
NFN products	147.5	249.0	(41)%
Other	39.1	20.9	87%

Total private sector pension plan	5,355.4	4,704.0	14%

Public sector pension plan:
IRC Section 457 annuities	1,165.8	1,146.0	2%
Administration-only agreements	1,775.6	1,566.7	13%

Total public sector pension plan	2,941.4	2,712.7	8%

Total Retirement Plans	8,296.8	7,416.7	12%

Individual Protection
Corporate-owned life insurance	552.5	474.7	16%
Traditional/universal life insurance	373.3	372.2	—
The BEST of AMERICA variable life series	317.9	330.8	(4)%
NFN variable life products	173.7	192.3	(10)%

Total Individual Protection	1,417.4	1,370.0	3%

Total sales	$12,835.8	$13,051.3	(2)%

See Part I, Item 2 – MD&A – Business Segments of this report for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Nine months ended September 30,
(in millions)	2005	2004	Change
Non-affiliated:
Independent broker/dealers	$3,840.0	$3,906.8	(2)%
Financial institutions	1,383.7	2,103.0	(34)%
Wirehouse and regional firms	1,430.2	1,532.6	(7)%
Pension plan administrators	364.1	376.6	(3)%
Life insurance specialists	313.4	332.2	(6)%
CPA channel	218.1	161.5	35%

Total non-affiliated sales	7,549.5	8,412.7	(10)%

Affiliated:
NRS	2,965.9	2,734.2	8%
The 401(k) Company	1,054.0	678.6	55%
Nationwide agents	550.6	531.4	4%
NFN producers	476.4	549.5	(13)%
TBG Financial	239.4	144.9	65%

Total affiliated sales	5,286.3	4,638.6	14%

Total sales	$12,835.8	$13,051.3	(2)%

The decrease in total sales was driven by continued challenges within the Individual Investments segment, which have been negatively impacted by the Company’s exit from the offshore business in the second quarter of 2005 and lower than planned fixed annuity sales due to the competitive environment. In addition, advisory services sales have not increased as quickly as expected despite a strong third quarter of 2005.

Sales generated by financial institutions declined primarily due to both planned reductions and intense competition in fixed annuity sales and the impact of the exit from the offshore market mentioned above. The overall decline was partially offset by growth in immediate annuity, variable life insurance and pension products.

Sales generated by wirehouse and regional firms decreased due to lower variable annuity sales, partially offset by increases in sales of retirement plans, immediate annuities and fixed life insurance products.

Sales through NFN producers declined due to lower retirement plans sales.

Sales through the independent broker/dealers channel decreased due to sluggish variable annuity and variable life insurance sales. Lower overall sales in Individual Investments, despite recent growth in advisory services sales, were partially offset by strong sales in the Retirement Plans segment and a modest increase in Individual Protection sales.

Sales generated by The 401(k) Company continued to grow due to recurring flows from the addition of four large plans during the fourth quarter of 2004.

NRS sales growth was driven by recurring deposits from the State of New York, the State of California and the City of Phoenix cases, higher participation rates in large plans and higher than anticipated rates of plan transfers.

Sales through TBG Financial increased primarily due to two new large cases acquired in the third quarter of 2005, higher renewal premiums from the funding of existing executive deferred compensation plans and strong first year sales of its private placement product.

Business Segments

Individual Investments

Third Quarter – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended September 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$121.7	$109.6	11%
Administrative fees	4.1	3.6	14%
Surrender fees	16.5	16.3	1%

Total policy charges	142.3	129.5	10%

Premiums on income products	26.4	25.8	2%
Net investment income	229.5	228.1	1%
Other	0.4	0.1	NM

Total revenues	398.6	383.5	4%

Benefits and expenses:
Interest credited to policyholder account values	154.4	157.1	(2)%
Other benefits and claims	37.9	44.4	(15)%
Amortization of DAC	95.7	68.6	40%
Amortization of VOBA	1.6	1.7	(6)%
Other operating expenses	50.1	54.3	(8)%

Total benefits and expenses	339.7	326.1	4%

Pre-tax operating earnings	$58.9	$57.4	3%

Other Data
Sales:
Individual variable annuities	$801.0	$915.4	(12)%
Individual fixed annuities	31.5	307.5	(90)%
Income products	49.3	48.1	2%
Advisory services program	65.1	50.0	30%

Total sales	$946.9	$1,321.0	(28)%

Average account values:
General account	$16,110.5	$16,253.9	(1)%
Separate account	35,669.0	33,847.8	5%
Advisory services program	345.3	111.1	NM

Total average account values	$52,124.8	$50,212.8	4%

Pre-tax operating earnings to average account values	0.45%	0.46%

The increase in pre-tax operating earnings primarily was driven by higher asset fees, lower other benefits and claims, lower other operating expenses, and additional interest spread income. Higher amortization of DAC substantially offset the overall improvement.

Asset fees rose due to increases in both average separate account values and the average asset fee rate. Asset fees are calculated daily and charged as a percentage of separate account values. The average variable asset fee rate increased from 1.30% to 1.36% as new business sold with higher-risk features influenced the overall average rate.

The decrease in other benefits and claims primarily reflects a true-up resulting from higher market returns and rising interest rates during the period. In addition, a positive market lowered GMAB costs, including hedging.

Other operating expenses improved primarily due to higher mutual fund reimbursements from larger separate account values.

The following table summarizes the interest spread on Individual Investments segment average general account values for the periods indicated:

	Three months ended September 30,
	2005	2004
Net investment income	5.86%	5.75%
Interest credited	3.83%	3.87%

Interest spread on average general account values	2.03%	1.88%

Interest spread margins widened during the third quarter of 2005 to 203 basis points compared to 188 basis points in the same period a year ago. Included in the current quarter were 30 basis points, or $12.0 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 17 basis points, or $7.0 million, in the same period a year ago.

The substantial increase in amortization of DAC resulted from increased profits and a true-up related to fixed annuities.

The decline in sales was driven by both the variable and fixed annuity businesses. Variable annuity production decreased primarily due to a more competitive environment. Fixed annuity sales declined due to the Company’s intentional reduction in individual fixed annuity business due to the challenging interest rate environment.

Year-to-Date – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$353.1	$330.2	7%
Administrative fees	11.9	11.5	3%
Surrender fees	50.2	48.8	3%

Total policy charges	415.2	390.5	6%

Premiums on income products	73.2	64.2	14%
Net investment income	684.2	683.9	—
Other	1.1	0.2	450%

Total revenues	1,173.7	1,138.8	3%

Benefits and expenses:
Interest credited to policyholder account values	463.2	473.5	(2)%
Other benefits and claims	115.5	107.8	7%
Amortization of DAC	255.3	214.6	19%
Amortization of VOBA	5.1	5.9	(14)%
Other operating expenses	144.1	157.3	(8)%

Total benefits and expenses	983.2	959.1	3%

Pre-tax operating earnings	$190.5	$179.7	6%

Other Data
Sales:
Individual variable annuities	$2,635.8	$3,277.5	(20)%
Individual fixed annuities	161.8	752.2	(78)%
Income products	141.9	118.1	20%
Advisory services program	182.1	116.8	56%

Total sales	$3,121.6	$4,264.6	(27)%

Average account values:
General account	$16,205.4	$16,174.9	—
Separate account	35,549.6	33,766.0	5%
Advisory services program	283.7	74.9	279%

Total average account values	$52,038.7	$50,015.8	4%

Account values as of period end:
Individual variable annuities	$41,651.8	$39,042.6	7%
Individual fixed annuities	8,559.3	8,915.1	(4)%
Income products	1,954.7	1,875.2	4%
Advisory services program	375.9	131.0	187%

Total account values	$52,541.7	$49,963.9	5%

GMDB - Net amount at risk, net of reinsurance	$217.0	$493.9	(56)%
GMDB - Reserves, net of reinsurance	$24.7	$29.8	(17)%
Pre-tax operating earnings to average account values	0.49%	0.48%

The increase in pre-tax operating earnings primarily was driven by higher asset fees, lower other operating expenses, additional interest spread income and higher premiums on income products. Increases in amortization of DAC and other benefits and claims partially offset the overall improvement.

Asset fees rose due to increases in both average separate account values and the average asset fee rate. The average variable asset fee rate increased from 1.30% to 1.32% as new business sold with higher-risk features influenced the overall average rate.

Other operating expenses improved primarily due to higher mutual fund reimbursements from larger separate account values.

The following table summarizes the interest spread on Individual Investments segment average general account values for the periods indicated:

	Nine months ended September 30,
	2005	2004
Net investment income	5.79%	5.78%
Interest credited	3.81%	3.90%

Interest spread on average general account values	1.98%	1.88%

Interest spread margins widened during the first nine months of 2005 to 198 basis points compared to 188 basis points in the same period a year ago. Included in the current period were 21 basis points, or $25.8 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 13 basis points, or $16.3 million, in the same period a year ago. For the full year 2005, the Company expects interest spread margins to tighten and projects full year spreads of 190 to 195 basis points, including a nominal level of prepayment activity during the remainder of the year.

The increase in premiums on income products primarily resulted from higher interest rates relative to a year ago. Increased purchase rates driven by higher interest rates created a favorable environment for income products.

The substantial increase in amortization of DAC resulted from increased profits and a true-up related to fixed annuities.

The increase in other benefits and claims primarily reflects the impact of higher premiums on immediate annuity benefits.

The decline in sales was driven by both the variable and fixed annuity businesses. Variable annuity production decreased primarily due to a more competitive environment. Fixed annuity sales declined due to the Company’s intentional reduction in individual fixed annuity business due to the challenging interest rate environment.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of September 30, 2005:

	Ratchet		Reset
(dollars in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,415.3	4.13%
Minimum interest rate of 3.00% to 3.49%	3,084.5	5.06%	6,087.6	3.09%
Minimum interest rate lower than 3.00%	1,109.8	3.16%	355.7	3.16%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A

Total deferred individual fixed annuities	$4,194.3	4.56%	$7,858.6	3.28%

	Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,415.3	4.13%
Minimum interest rate of 3.00% to 3.49%	—	N/A	9,172.1	3.75%
Minimum interest rate lower than 3.00%	0.9	3.03%	1,466.4	3.16%
MVA with no minimum interest rate guarantee	1,979.5	3.06%	1,979.5	3.06%

Total deferred individual fixed annuities	$1,980.4	3.06%	$14,033.3	3.63%

Retirement Plans

Third Quarter – 2005 Compared to 2004

Retirement Plans sales do not include large case retirement plan acquisitions and Nationwide employee and agent benefit plans. However, the statements of income data below does reflect this business.

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended September 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$34.2	$36.8	(7)%
Administrative fees	1.8	2.3	(22)%
Surrender fees	1.7	2.5	(32)%

Total policy charges	37.7	41.6	(9)%

Net investment income	165.7	165.5	—
Other	68.0	48.4	40%

Total revenues	271.4	255.5	6%

Benefits and expenses:
Interest credited to policyholder account values	115.4	113.5	2%
Amortization of DAC	12.2	10.6	15%
Amortization of VOBA	1.3	1.5	(13)%
Other operating expenses	97.1	85.0	14%

Total benefits and expenses	226.0	210.6	7%

Pre-tax operating earnings	$45.4	$44.9	1%

Other Data
Sales:
Private sector	$1,665.1	$1,417.2	17%
Public sector	1,004.3	913.0	10%

Total sales	$2,669.4	$2,330.2	15%

Average account values:
General account	$11,010.1	$10,222.5	8%
Separate account	19,342.2	19,963.6	(3)%
Non-insurance assets	13,023.6	8,653.4	51%
Administration-only	36,725.4	29,520.7	24%

Total average account values	$80,101.3	$68,360.2	17%

Pre-tax operating earnings to average account values	0.23%	0.26%

The increase in pre-tax operating earnings primarily was driven by higher other income, partially offset by higher other operating expenses.

The increase in other income, which includes fees for administration-only cases and NTC business, was the direct result of increases in average variable assets, higher equity returns, NTC business growth and revenues earned by RIA.

The increase in other operating expenses reflects increased asset-based trail commissions as a result of the business growth of NTC and the inclusion of RIA expenses in 2005.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the periods indicated:

	Three months ended September 30,
	2005	2004
Net investment income	6.02%	6.48%
Interest credited	4.19%	4.44%

Interest spread on average general account values	1.83%	2.04%

Interest spread margins declined to 183 basis points in the third quarter of 2005 compared to 204 basis points for the comparable period a year ago. Included in the current quarter were 18 basis points, or $5.0 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 30 basis points, or $7.6 million, in the same period a year ago. The decrease in margins was driven by the combination of long-duration higher yielding assets rolling over into lower yielding assets as yields on new cash flows are below the portfolio rate.

Private sector sales increases continue to be driven by additional production through the independent broker/dealers and financial institutions channels and growth at The 401(k) Company primarily due to flows associated with the addition of four large plans during the fourth quarter of 2004.

The increase in public sector sales was due to growth in the State of New York, State of California, State of Maryland, City of Phoenix and City of Chicago plans. Growth in the State of New York plan occurred due to increased participation at the state level, along with increased adoption of the state’s plan by smaller entities, which added large numbers of eligible participants. The increased sales in the State of California and City of Phoenix plans primarily were due to higher plan transfers. The majority of the State of Maryland’s increased sales related to the re-introduction of the state funded 401(a) plan.

Year-to-Date – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$103.4	$113.4	(9)%
Administrative fees	6.3	6.7	(6)%
Surrender fees	6.3	8.7	(28)%

Total policy charges	116.0	128.8	(10)%

Net investment income	494.3	486.7	2%
Other	187.4	136.1	38%

Total revenues	797.7	751.6	6%

Benefits and expenses:
Interest credited to policyholder account values	339.4	332.4	2%
Amortization of DAC	35.6	30.7	16%
Amortization of VOBA	2.9	3.8	(24)%
Other operating expenses	282.0	246.9	14%

Total benefits and expenses	659.9	613.8	8%

Pre-tax operating earnings	$137.8	$137.8	—

Other Data
Sales:
Private sector	$5,355.4	$4,704.0	14%
Public sector	2,941.4	2,712.7	8%

Total sales	$8,296.8	$7,416.7	12%

Average account values:
General account	$10,800.0	$10,091.0	7%
Separate account	19,774.2	20,280.0	(2)%
Non-insurance assets	12,005.5	7,754.9	55%
Administration-only	35,909.3	28,780.4	25%

Total average account values	$78,489.0	$66,906.3	17%

Account values as of period end:
Private sector	$41,235.7	$31,964.2	29%
Public sector	40,673.4	36,446.4	12%

Total account values	$81,909.1	$68,410.6	20%

Pre-tax operating earnings to average account values	0.23%	0.27%

Pre-tax operating earnings were flat as higher other income was offset by higher other operating expenses.

The increase in other income was the direct result of higher average variable assets, increased equity returns, NTC business growth and revenues earned by RIA.

The increase in other operating expenses reflects higher trail commissions resulting from increased average variable assets; higher NTC deposit commissions associated with business growth; an increase in participants in public sector and private sector retirement plans and at The 401(k) Company; and the inclusion of RIA expenses in 2005.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the periods indicated:

	Nine months ended September 30,
	2005	2004
Net investment income	6.10%	6.43%
Interest credited	4.19%	4.39%

Interest spread on average general account values	1.91%	2.04%

Interest spread margins declined to 191 basis points for the first nine months of 2005 compared to 204 basis points for the comparable period a year ago. Included in the current period were 21 basis points, or $17.0 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 20 basis points, or $15.1 million, in the same period a year ago. The decrease in margins was driven by the combination of long-duration higher yielding assets rolling over into lower yielding assets as yields on new cash flows are below the portfolio rate. For the full year 2005, the Company expects interest spread margins to tighten and projects full year spreads of 180 to 185 basis points, including a nominal level of prepayment activity during the remainder of the year.

Private sector sales increases continue to be driven by additional production through the independent broker/dealers and wirehouse channels and growth at The 401(k) Company primarily due to the addition of four large plans during the fourth quarter of 2004.

The increase in public sector sales was due to growth in the State of New York, State of California, State of Maryland, City of Phoenix and City of Chicago plans. Growth in the State of New York plan occurred due to increased participation at the state level, along with increased adoption of the state’s plan by smaller entities, which added large numbers of eligible participants. The increased sales in the State of California and City of Phoenix plans primarily were due to higher plan transfers. The majority of the State of Maryland’s increased sales related to the re-introduction of the state funded 401(a) plan.

Individual Protection

Third Quarter – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended September 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$10.5	$8.5	24%
Cost of insurance charges	97.8	95.6	2%
Administrative fees	23.7	23.6	—
Surrender fees	6.4	8.3	(23)%

Total policy charges	138.4	136.0	2%

Life insurance premiums	70.8	76.3	(7)%
Net investment income	117.1	118.0	(1)%
Other	6.4	6.9	(7)%

Total revenues	332.7	337.2	(1)%

Benefits and expenses:
Interest credited to policyholder account values	48.0	48.0	—
Other benefits and claims	105.6	96.8	9%
Policyholder dividends on participating policies	27.1	25.0	8%
Amortization of DAC	18.5	22.7	(19)%
Amortization of VOBA	8.4	12.4	(32)%
Other operating expenses	60.7	65.3	(7)%

Total benefits and expenses	268.3	270.2	(1)%

Pre-tax operating earnings	$64.4	$67.0	(4)%

Other Data
Sales:
Corporate-owned life insurance	$174.8	$127.8	37%
Traditional/universal life insurance	122.8	119.3	3%
The BEST of AMERICA variable life series	105.1	113.0	(7)%
NFN variable life products	57.5	60.9	(6)%

Total sales	$460.2	$421.0	9%

Lower pre-tax operating earnings were driven by higher other benefits and claims and lower life insurance premiums. Decreases in other operating expenses and lower amortization of DAC and VOBA partially offset the overall decline.

The other benefits and claims increase was due to negative mortality experience in both NFN and NLIC. Benefit charges increased in both the NFN fixed and variable universal life businesses as well as NLIC’s traditional life business.

Life insurance premiums declined due to an unfavorable business mix and higher reinsurance premiums.

Lower other operating expenses primarily resulted from lower direct operating expenses, higher capitalization of certain software charges due to an increase in the amount eligible to be capitalized, and additional mutual fund expense reimbursements from larger separate account values.

The decrease in amortization of DAC was attributable to true-ups in the universal life business related to favorable mortality experience.

VOBA amortization declined due to lower estimated gross profits related to the NFN traditional life and variable universal life businesses.

Sales improved as higher COLI sales were partially offset by declines in both The Best of America and NFN variable life production. The increase in COLI sales was driven by several large cases that closed during the period and a more favorable legislative environment. The Best of America variable life sales decline primarily was attributable to the recent market shift from variable life to guaranteed fixed life products. The NFN sales decline primarily was due to new variable universal life products in other lines that have negatively impacted this business.

Year-to-Date – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$29.8	$25.4	17%
Cost of insurance charges	291.0	283.5	3%
Administrative fees	69.0	68.8	—
Surrender fees	21.4	23.2	(8)%

Total policy charges	411.2	400.9	3%

Life insurance premiums	219.6	234.0	(6)%
Net investment income	357.5	350.7	2%
Other	24.5	22.4	9%

Total revenues	1,012.8	1,008.0	—

Benefits and expenses:
Interest credited to policyholder account values	143.2	143.0	—
Other benefits and claims	311.6	306.6	2%
Policyholder dividends on participating policies	80.3	73.4	9%
Amortization of DAC	74.7	76.4	(2)%
Amortization of VOBA	27.0	32.3	(16)%
Other operating expenses	176.9	193.2	(8)%

Total benefits and expenses	813.7	824.9	(1)%

Pre-tax operating earnings	$199.1	$183.1	9%

Other Data
Sales:
Corporate-owned life insurance	$552.5	$474.7	16%
Traditional/universal life insurance	373.3	372.2	—
The BEST of AMERICA variable life series	317.9	330.8	(4)%
NFN variable life products	173.7	192.3	(10)%

Total sales	$1,417.4	$1,370.0	3%

Policy reserves as of period end:
Individual investment life insurance	$5,209.5	$4,578.3	14%
Corporate investment life insurance	6,643.0	4,866.1	37%
Traditional life insurance	4,229.8	4,258.1	(1)%
Universal life insurance	1,067.7	975.3	9%

Total policy reserves	$17,150.0	$14,677.8	17%

Insurance in force as of period end:
Individual investment life insurance	$56,739.3	$56,366.5	1%
Corporate investment life insurance	23,646.6	9,692.2	144%
Traditional life insurance	35,500.1	32,849.5	8%
Universal life insurance	8,887.1	8,507.7	4%

Total insurance in force	$124,773.1	$107,415.9	16%

Pre-tax operating earnings increased primarily due to lower other operating expenses, higher cost of insurance charges and net investment income, and reduced VOBA amortization. Lower life insurance premiums and higher policyholder dividends on participating policies partially offset the overall increase.

The decline in other operating expenses resulted from lower direct operating expenses and premium taxes, higher capitalization of certain software charges due to an increase in the amount eligible to be capitalized, and additional mutual fund expense reimbursements from larger separate account values.

Cost of insurance charges were higher principally due to the increase in business in force throughout the product lines. The aging of the portfolio in the individual life insurance business and higher COLI sales also contributed to the improvement.

Net investment income increased primarily due to higher income from mortgage loan prepayment penalties.

VOBA amortization declined due to lower estimated gross profits related to the NFN traditional life and variable universal life businesses.

Life insurance premiums declined due to an unfavorable business mix and higher reinsurance premiums.

Policyholder dividends on participating policies increased due to an adjustment made to the NFN policyholder dividend obligation in response to regulatory requirements involving closed block earnings.

Sales improved as higher COLI sales were partially offset by declines in both NFN and The Best of America variable life production. The increase in COLI sales was driven by several large cases that closed during the year and a more favorable legislative environment. The NFN sales decline primarily was due to new variable universal life products in other lines that have negatively impacted this business. The Best of America variable life sales decline primarily was attributable to the recent market shift from variable life to guaranteed fixed life products.

Corporate and Other

Third Quarter – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended September 30,
(in millions)	2005	2004	Change
Statements of Income Data
Operating revenues:
Net investment income	$89.6	$71.1	26%
Other	7.1	13.7	(48)%

Total operating revenues	96.7	84.8	14%

Benefits and expenses:
Interest credited to policyholder account values	39.0	23.1	69%
Interest expense on debt	27.9	25.5	9%
Debt extinguishment costs	21.7	—	NM
Other	9.8	14.2	(31)%

Total benefits and operating expenses	98.4	62.8	NM

Pre-tax operating (loss) earnings	(1.7)	22.0	NM

Net realized losses on investments, hedging instruments and hedged items[1]	(13.8)	(4.7)	NM
Adjustment to amortization of DAC related to net realized losses	4.4	—	NM

(Loss) income from continuing operations before federal income taxes	$(11.1)	$17.3	NM

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

The Company recorded a pre-tax operating loss in the Corporate and Other segment primarily due to the aforementioned debt extinguishment costs. Also contributing to the variance from prior year pre-tax operating earnings was a decline in other income, mostly attributable to lower variable interest entity (VIE) and structured products earnings in the current quarter, partially offset by lower other expenses.

The Company recorded higher net realized losses on investments, hedging instruments and hedged items excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes) primarily due to a decline in realized gains on sales of fixed maturity securities, partially offset by lower impairment losses.

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended September 30,
(in millions)	2005	2004
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$13.0	$32.7
Hedging losses on fixed maturity sales	(1.9)	(4.6)
Equity securities available-for-sale	0.4	0.7
Trading	0.5	—
Mortgage loans on real estate	4.2	0.9
Mortgage loan hedging losses	(2.4)	(0.7)
Real estate	—	1.2
Other	0.2	5.9

Total realized gains on sales	14.0	36.1

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(4.4)	(3.0)
Hedging gains on fixed maturity sales	0.1	0.2
Equity securities available-for-sale	(0.1)	(0.4)
Trading	(0.2)	—
Mortgage loans on real estate	(1.0)	(2.0)
Mortgage loan hedging gains	0.7	0.1
Other	(0.3)	(0.3)

Total realized losses on sales	(5.2)	(5.4)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(15.5)	(27.8)
Mortgage loans on real estate, including valuation allowance adjustment	(1.1)	(3.3)
Real estate	—	(0.3)
Other	(2.7)	—

Total other-than-temporary and other investment impairments	(19.3)	(31.4)

Credit default swaps	(4.4)	4.7
Periodic net coupon settlements on non-qualifying derivatives	0.1	1.9
Other derivatives	2.2	(7.5)
Trading portfolio valuation gain	0.1	—

Total realized losses before adjustments	(12.5)	(1.6)
Amounts credited to policyholder dividend obligation	(3.3)	(3.7)
Adjustment to amortization of VOBA	2.5	2.5

Net realized losses on investments, hedging instruments and hedged items	$(13.3)	$(2.8)

Year-to-Date – 2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2005	2004	Change
Statements of Income Data
Operating revenues:
Net investment income	$247.4	$177.1	40%
Other	33.6	50.0	(33)%

Total operating revenues	281.0	227.1	24%

Benefits and expenses:
Interest credited to policyholder account values	106.0	58.0	83%
Interest expense on debt	80.7	76.8	5%
Debt extinguishment costs	21.7	—	NM
Other	39.9	48.2	(17)%

Total benefits and operating expenses	248.3	183.0	NM

Pre-tax operating earnings	32.7	44.1	NM

Net realized gains (losses) on investments, hedging instruments and hedged items[1]	15.6	(55.2)	NM
Adjustment to amortization of DAC related to net realized gains	(0.9)	—	NM

Income (loss) from continuing operations before federal income taxes	$47.4	$(11.1)	NM

Other Data
Account values as of period end -
Funding agreements backing medium-term notes	$4,049.8	$4,818.1	16%

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

Pre-tax operating earnings declined primarily due to the aforementioned debt extinguishment costs and a decrease in other income, partially offset by higher interest spread income and lower other expenses. The decline in other income principally was due to lower VIE and structured products earnings. Interest spread income increased due to higher earnings on variable rate MTN assets, higher invested asset levels and income from mortgage loan prepayment penalties and bond call premiums. Other expenses declined due to lower consulting fees and employee benefit costs.

The Company recorded net realized gains on investments, hedging instruments and hedged items excluding operating items in the first nine months of 2005 compared to significant net realized losses in the same period a year ago primarily due to significantly lower levels of impairments.

The following table summarizes net realized gains (losses) on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Nine months ended September 30,
(in millions)	2005	2004
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$61.9	$55.2
Hedging losses on fixed maturity sales	(8.3)	(9.8)
Equity securities available-for-sale	3.0	2.2
Trading	1.7	—
Mortgage loans on real estate	8.0	10.1
Mortgage loan hedging losses	(2.9)	(2.0)
Real estate	1.4	3.7
Other	3.2	6.2

Total realized gains on sales	68.0	65.6

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(14.6)	(10.8)
Hedging gains on fixed maturity sales	3.7	1.0
Equity securities available-for-sale	(0.3)	(0.9)
Trading	(0.6)	—
Mortgage loans on real estate	(6.4)	(18.1)
Mortgage loan hedging gains	2.6	1.9
Real estate	—	(1.2)
Other	(0.9)	(1.8)

Total realized losses on sales	(16.5)	(29.9)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(21.8)	(75.1)
Equity securities available-for-sale	(0.9)	(0.6)
Mortgage loans on real estate, including valuation allowance adjustment	(3.7)	(5.3)
Real estate	(0.1)	(2.8)
Other	(3.2)	—

Total other-than-temporary and other investment impairments	(29.7)	(83.8)

Credit default swaps	(6.8)	2.0
Periodic net coupon settlements on non-qualifying derivatives	(0.2)	7.1
Other derivatives	4.1	(8.9)
Trading portfolio valuation gain	0.6	—

Total realized gains (losses) before adjustments	19.5	(47.9)
Amounts credited to policyholder dividend obligation	(5.7)	(4.8)
Adjustment to amortization of VOBA	3.3	4.6

Net realized gains (losses) on investments, hedging instruments and hedged items	$17.1	$(48.1)

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

The following table summarizes for the nine months ended September 30, 2005 the Company’s largest aggregate losses on sales and write-downs by issuer (including affiliates), the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	September 30, 2005
				Holdings[1]	Net unrealized gain (loss)
A major U.S. airline. Due to a bankruptcy filing within the third quarter of 2005, a write-down and sale of certain holdings of this issuer were completed during the quarter.	$9.7	$—	$(5.7)	$37.2	$(0.7)

A major U.S. airline. Due to a bankruptcy filing within the third quarter of 2005, a write-down of certain holdings of this issuer was completed during the quarter.	—	—	(3.5)	18.7	2.1

A collateralized debt obligation. Experienced significant deterioration in the equity price between the second and third quarter of 2005. An impairment was recognized in the third quarter of 2005.	—	—	(2.5)	5.8	0.1

A collateralized loan obligation. Expected cash flows experienced deterioration in the second quarter of 2005, and the issue was impaired to fair value. No further impairment was necessary during the third quarter of 2005.	—	—	(1.8)	2.9	—

A collateralized debt obligation. Given the high exposure to the airline and auto industries and the increasingly large high yield category, a sale of the position was realized as an impairment loss during the third quarter of 2005.	9.5	—	(1.8)	—	—

A research-based pharmaceutical manufacturer. The company is recognized as one of the leaders of pain management and controlled release technology. Because of recent legal struggles and significantly reduced revenues, a sale of the position was realized as an impairment loss during the third quarter of 2005.	12.3	—	(1.6)	—	—

Preferred term securities purchased for the purpose of selling into a securitization. An impairment was taken in the second quarter of 2005. No further impairment was necessary during the third quarter of 2005.	—	—	(1.4)	28.7	(0.4)

A payroll services and temporary staffing company. Declines occurred in the fourth quarter of 2004 and first quarter of 2005 and impairments were taken. No additional impairment is necessary on the remaining holdings.	—	—	(0.9)	2.2	0.8

U.S. government securities that were sold at a loss in the first, second and third quarters of 2005. No impairment is necessary on the remaining holdings.	797.0	(4.2)	—	299.3	9.1

A provider of communications integrated circuits to the telecommunications industry. A small portion of the holdings was sold in the third quarter 2005. No impairment is necessary on the remaining holdings.	1.1	(1.0)	—	2.1	0.3

Securities issued by U.S. government sponsored enterprises (not backed by the full faith and credit of the U.S. government) that were sold at a loss in the third quarter of 2005. No impairment is necessary on the remaining holdings.	59.0	(0.8)	—	924.3	59.4

Total	$888.6	$(6.0)	$(19.2)	$1,321.2	$70.7

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities.

Related Party Transactions

See Note 14 to the unaudited consolidated financial statements included in Part I, Item 1 – Unaudited Consolidated Financial Statements of this report for a discussion of related party transactions.

Liquidity and Capital Resources

Liquidity and capital resources demonstrate the overall financial strength of the Company and its ability to generate cash flows from its operations and borrow funds at competitive rates to meet operating and growth needs. The Company’s capital structure consists of long-term debt and shareholders’ equity.

The following table summarizes the Company’s capital structure as of the dates indicated:

(in millions)	September 30, 2005	December 31, 2004	September 30, 2004
Long-term debt	$1,406.0	$1,406.0	$1,412.9

Shareholders’ equity, excluding accumulated other comprehensive income	5,179.5	4,782.9	4,657.8
Accumulated other comprehensive income	196.1	432.2	479.4

Total shareholders’ equity	5,375.6	5,215.1	5,137.2

Total capital	$6,781.6	$6,621.1	$6,550.1

Long-term debt is comprised of the following: (1) three separate issuances of $300.0 million principal of senior notes and two separate issuances of $200.0 million principal of senior notes, none of which are subject to any sinking fund payments; (2) a single issuance of $100.0 million of junior subordinated debentures that are due March 1, 2037 and pay a distribution rate of 7.899%, issued to an unconsolidated subsidiary trust; and (3) other miscellaneous notes payable.

The $300.0 million of 8.00% senior notes due March 1, 2027 are redeemable, in whole or in part, at the option of NFS at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The $300.0 million of 6.25% senior notes due November 15, 2011 were issued in November 2001 and are not redeemable prior to their maturity date. The $300.0 million of 5.90% senior notes due July 1, 2012, issued in June 2002, and the $200.0 million principal of 5.625% senior notes due February 13, 2015, issued in February 2003, are redeemable, in whole or in part, at the option of NFS at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at a prevailing U.S. Treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date.

On September 26, 2005, NFS issued $200.0 million of 5.10% senior notes due October 1, 2015. These senior notes are redeemable in whole or in part, at the option of NFS, at any time or from time to time at a redemption price equal to the greater of: (i) 100% of the aggregate principal amount of the notes to be redeemed; or (ii) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at a prevailing U.S. Treasury rate plus 15 basis points, together in each case with accrued interest payments to the redemption date.

The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of September 30, 2005, the Company was in compliance with all such covenants.

The 7.899% junior subordinated debentures are the sole assets of Nationwide Financial Services Capital Trust (Trust I) and are redeemable by NFS, in whole at any time or in part from time to time, at par plus an applicable make-whole premium. The related capital securities have a liquidation value of $1,000 per security and must be redeemed by Trust I when the 7.899% junior subordinated debentures mature or are redeemed by NFS. The capital securities are fully and unconditionally guaranteed by NFS. There are no sinking fund requirements related to the capital securities.

On September 28, 2005, NFS redeemed all of its outstanding 7.10% junior subordinated debentures due October 31, 2028, which were held by Nationwide Financial Services Capital Trust II (Trust II). In addition, all of the related outstanding 7.10% trust preferred securities and 7.10% trust common securities of Trust II were redeemed on that date. The aggregate principal amount redeemed of the 7.10% junior subordinated debentures was $206.2 million, plus accrued interest thereon through the redemption date of $2.3 million. The 7.10% junior subordinated debentures were originally issued on October 19, 1998 and, in accordance with their terms, became subject to optional redemption by NFS on or after October 19, 2003. Pursuant to the terms of its Amended and Restated Declaration of Trust, Trust II was required to use the proceeds it received from the redemption of the 7.10% junior subordinated debentures to redeem its trust preferred and trust common securities on the same day.

As a result of these transactions, NFS incurred a non-cash charge of $21.7 million ($14.1 million, net of taxes) during the quarter ended September 30, 2005. The non-cash charge reflects the acceleration of unamortized debt issuance costs, including a deferred loss on previous hedging transactions. These amounts otherwise would have been recognized through 2028.

NFS is a holding company whose principal asset is the common stock of NLIC. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments and dividends from NLIC and other subsidiaries.

As an insurance holding company, the ability of NFS to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of: (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31; or (ii) the statutory-basis net income of the insurer for the 12-month period ending as of the prior December 31. NLIC’s statutory capital and surplus as of December 31, 2004 was $2.39 billion, and statutory net income for 2004 was $317.7 million. As of September 30, 2005, NLIC could pay dividends to NFS totaling $242.7 million without obtaining prior approval. On March 1, 2005 and July 1, 2005, NLIC paid dividends to NFS of $25.0 million and $50.0 million, respectively. The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. The payment of dividends by NLIC also may be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) that can inure to the benefit of NFS and its stockholders.

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the Pennsylvania Insurance Department (PID) either approves or does not disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of: (i) 10% of statutory-basis policyholders’ surplus as of the prior December 31; or (ii) the statutory-basis net income of the insurer for the prior year. In connection with the acquisition of NLICA, the PID ordered that no dividends could be paid out of NLICA before October 1, 2005 without prior approval. The statutory capital and surplus of NLICA as of December 31, 2004 was $576.5 million, while statutory net income for the year ended December 31, 2004 was $126.4 million. Effective October 1, 2005, based on statutory financial results as of and for the year ended December 31, 2004, and based on dividends paid through September 30, 2005, NLICA could pay dividends to NFS totaling $76.4 million without obtaining prior approval. On May 2, 2005, NLICA paid a $25.0 million dividend to NFS. On October 21, 2005, NLICA obtained approval from the PID and paid a $25.0 million dividend to NFS.

NFS currently does not expect such regulatory requirements to impair its ability to pay interest, dividends, operating expenses and principal in the future.

Also available as a source of funds to the Company is a $1.00 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. Previously, the facility consisted of a 364-day agreement and a five-year agreement. In May 2005, the 364-day agreement was terminated, and the five-year agreement was amended and restated for a new five-year term. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $2.60 billion and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of September 30, 2005, the Company and NLIC were in compliance with all covenants. The Company had no amounts outstanding under this agreement as of September 30, 2005. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $179.4 million in commercial paper outstanding as of September 30, 2005.

The Company has an available financing capacity of $1.10 billion under a shelf registration statement dated February 4, 2003. Under the shelf registration statement, the Company can issue various security instruments including, but not limited to, unsecured senior or subordinated debt securities, preferred stock, Class A common stock, stock purchase contracts or stock purchase units. In conjunction with owned trusts, the Company also may issue trust preferred securities guaranteed by NFS.

In addition, the Company has a majority-owned subsidiary that has available an annually renewable, 364-day, $10.0 million line of credit agreement with a single financial institution. The line of credit is guaranteed by NFS and is included in the consolidated balance sheets. The agreement was amended in August 2005, and the majority-owned subsidiary had $9.0 million outstanding on that line of credit as of September 30, 2005 at an interest rate of 4.31% in 2005.

During the quarter ended September 30, 2005, the Company repaid the $8.7 million outstanding line of credit balance of a separate majority-owned subsidiary, and the line of credit was subsequently terminated.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NLIC had $170.2 million outstanding under this agreement as of September 30, 2005. As of September 30, 2005, the Company has not provided any guarantees on such borrowings, either directly or indirectly.

In addition to the agreement described above, NMIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. Because NLIC has a variable interest in the profits from the securitization of these loans, NLIC consolidates the assets and liabilities associated with these loans and the corresponding borrowings in accordance with current accounting guidance. The maximum amount available under the agreement is $250.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NMIC had $32.6 million outstanding under this agreement as of September 30, 2005. As of September 30, 2005, the Company has not provided any guarantees on such borrowings, either directly or indirectly.

Since 2001, the Company has sold $557.0 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 4.38% to 5.25% over periods ending between 2002 and 2021. As of September 30, 2005, the Company held guarantee reserves totaling $5.6 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.40 billion. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $5.1 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. No stabilization collateral amounts were released into income during the first nine months of 2005 and 2004. As of September 30, 2005 and December 31, 2004, $1.4 million of stabilization collateral was unrecognized and recorded as a reserve.

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

On August 3, 2005, the Company’s Board of Directors approved a stock repurchase program (the Program). The Program authorizes the Company to repurchase up to $300.0 million, in aggregate, in shares of its common stock in the open market, in block trades or otherwise, and through privately negotiated transactions. Such repurchases are to be made in compliance with all applicable laws and regulations, including the United States Securities and Exchange Commission rules. The Program may be superseded or discontinued at any time.

During the quarter ended September 30, 2005, the Company repurchased 91,100 shares of common stock for an aggregate of $3.5 million at an average price per share of $38.82. The Company’s management will determine the timing and amount of any additional repurchases based upon its evaluation of market conditions, share price and other factors. The Program will continue to be funded using the Company’s working capital. As of October 28, 2005, the Company had 57,322,480 shares of Class A common stock outstanding and 95,633,767 shares of Class B common stock outstanding.

Contractual Obligations and Commitments

Contractual obligations and commitments have not changed materially from those disclosed in the Company’s 2004 Annual Report on Form 10-K.

Off-Balance Sheet Transactions

Under the MTN program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements rank pari passu with all other insurance claims of the issuing company in the event of liquidation and should be treated as “annuities” under applicable Ohio insurance law. Therefore, the funding agreement obligations are classified as a component of future policy benefits and claims on the unaudited consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the MTNs, the Company does not include the trust in its unaudited consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., assign the same ratings to the notes and the insurance financial strength of NLIC.

As of September 30, 2005 and December 31, 2004, the Company had received $1.25 billion and $1.01 billion, respectively, of cash collateral on securities lending and $257.6 million and $415.7 million, respectively, of cash for derivative collateral. As of September 30, 2005 and December 31, 2004, the Company had received $5.9 million and $194.7 million, respectively, of non-cash collateral on securities lending. Both the cash and non-cash collateral amounts were included in short-term investments with a corresponding liability recorded in other liabilities. As of September 30, 2005 and December 31, 2004, the Company had loaned securities with a fair value of $1.22 billion and $1.18 billion, respectively. The Company also held $80.3 million and $222.5 million of securities as off-balance sheet collateral on derivative transactions as of September 30, 2005 and December 31, 2004, respectively.

Investments

General

The Company’s assets are divided between separate account and general account assets. As of September 30, 2005, $65.80 billion (56%) of the Company’s total assets were held in separate accounts and $51.62 billion (44%) were held in the Company’s general account, including $44.30 billion of general account investments.

Separate account assets consist primarily of deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. All of the investment performance in the Company’s separate account assets is passed through to the Company’s customers.

The following table summarizes the Company’s consolidated general account investments by asset category as of the dates indicated:

	September 30, 2005		December 31, 2004
(dollars in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities	$31,092.2	70.2	$31,516.8	70.7
Equity securities	78.6	0.2	87.0	0.2
Trading assets	34.7	0.1	15.9	—
Mortgage loans on real estate, net	9,332.5	21.1	9,267.5	20.8
Real estate, net	107.7	0.2	108.3	0.2
Policy loans	935.6	2.1	987.2	2.2
Other long-term investments	617.6	1.4	604.2	1.4
Short-term investments	2,104.2	4.7	2,009.9	4.5

Total	$44,303.1	100.0	$44,596.8	100.0

The following table lists the ten largest fixed maturity investment holdings by amortized cost for both investment grade and non-investment grade securities included in the general account as of September 30, 2005 (excluding U.S. Treasury securities, obligations of U.S. Government corporations, and agency bonds not backed by the full faith and credit of the U.S. Government):

(in millions)	Predominant Rating	Amortized Cost		Predominant Rating	Amortized Cost
Investment Grade			Non-Investment Grade
CS First Mortgage Securities Corporation	AAA	$186.7	General Motors Corporation	BB	$87.0
Countrywide Alternative Loan Trust	AAA	186.0	Ford Motor Company	BB+	61.2
Bear Stearns Commercial Mortgage Securities, Inc.	AA	169.1	Maytag Corporation	B	39.3
Morgan Stanley Dean Witter Capital I	AA	152.3	Bowater, Inc.	BB+	37.0
Structured Assets Securities Corporation	AAA	150.0	Northwest Airlines Corporation	BB	34.2
Morgan Stanley Capital I	AA+	132.6	Bombardier Inc.	BB	29.9
General Electric Company	AAA	120.4	Timken Company	BB+	28.0
Bank of America Corporation	A+	108.9	America West Airlines	BB+	27.7
HSBC Holdings PLC	A	108.2	Tupperware Corporation	BB+	24.8
Public Service Enterprise Group	BBB+	99.2	Edison International	BB+	23.6

Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$299.3	$14.6	$5.5	$308.4
Agencies not backed by the full faith and credit of the U.S. Government	924.3	63.6	4.2	983.7
Obligations of states and political subdivisions	309.4	2.5	3.3	308.6
Debt securities issued by foreign governments	58.1	3.0	0.2	60.9
Corporate securities
Public	11,297.8	363.4	93.0	11,568.2
Private	7,040.9	236.4	57.2	7,220.1
Mortgage-backed securities – U.S. Government-backed	7,293.5	32.1	78.9	7,246.7
Asset-backed securities	3,374.8	53.7	32.9	3,395.6

Total fixed maturity securities	30,598.1	769.3	275.2	31,092.2
Equity securities	63.2	15.8	0.4	78.6

Total securities available-for-sale	$30,661.3	$785.1	$275.6	$31,170.8

December 31, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$155.1	$14.2	$0.8	$168.5
Agencies not backed by the full faith and credit of the U.S. Government	1,168.6	82.0	1.3	1,249.3
Obligations of states and political subdivisions	266.8	3.1	2.8	267.1
Debt securities issued by foreign governments	58.4	2.8	0.1	61.1
Corporate securities
Public	12,005.1	584.2	32.1	12,557.2
Private	7,306.3	358.2	28.6	7,635.9
Mortgage-backed securities – U.S. Government-backed	5,464.1	71.7	17.9	5,517.9
Asset-backed securities	3,998.8	89.3	28.3	4,059.8

Total fixed maturity securities	30,423.2	1,205.5	111.9	31,516.8
Equity securities	73.1	14.3	0.4	87.0

Total securities available-for-sale	$30,496.3	$1,219.8	$112.3	$31,603.8

The following table summarizes by time the gross unrealized losses on securities available-for-sale in an unrealized loss position as of the dates indicated:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
September 30, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$190.8	$4.5	$30.7	$1.0	$221.5	$5.5
Agencies not backed by the full faith and credit of the U.S. Government	268.0	3.4	32.0	0.8	300.0	4.2
Obligations of states and political subdivisions	176.2	3.0	20.6	0.3	196.8	3.3
Debt securities issued by foreign governments	23.9	0.2	—	—	23.9	0.2
Corporate securities
Public	3,592.3	56.0	1,001.8	37.0	4,594.1	93.0
Private	1,642.3	31.3	691.2	25.9	2,333.5	57.2
Mortgage-backed securities – U.S. Government-backed	4,491.8	65.7	585.5	13.2	5,077.3	78.9
Asset-backed securities	1,210.6	20.1	389.5	12.8	1,600.1	32.9

Total fixed maturity securities	11,595.9	184.2	2,751.3	91.0	14,347.2	275.2
Equity securities	17.0	0.4	—	—	17.0	0.4

Total	$11,612.9	$184.6	$2,751.3	$91.0	$14,364.2	$275.6

% of gross unrealized losses		67%		33%

December 31, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$42.7	$0.5	$14.1	$0.3	$56.8	$0.8
Agencies not backed by the full faith and credit of the U.S. Government	184.9	1.0	1.8	0.3	186.7	1.3
Obligations of states and political subdivisions	80.8	0.5	54.6	2.3	135.4	2.8
Debt securities issued by foreign governments	5.3	—	8.7	0.1	14.0	0.1
Corporate securities
Public	1,853.0	21.6	349.7	10.5	2,202.7	32.1
Private	1,183.3	18.0	235.4	10.6	1,418.7	28.6
Mortgage-backed securities – U.S. Government-backed	1,492.9	11.9	231.7	6.0	1,724.6	17.9
Asset-backed securities	834.3	17.4	230.3	10.9	1,064.6	28.3

Total fixed maturity securities	5,677.2	70.9	1,126.3	41.0	6,803.5	111.9
Equity securities	17.3	0.4	—	—	17.3	0.4

Total	$5,694.5	$71.3	$1,126.3	$41.0	$6,820.8	$112.3

% of gross unrealized losses		63%		37%

The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded and privately placed securities. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of September 30, 2005.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of the dates indicated:

(in millions)		September 30, 2005		December 31, 2004
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$19,995.6	$20,216.4	$19,025.7	$19,556.7
2	Baa	8,771.7	8,998.0	9,604.5	10,069.0
3	Ba	1,140.7	1,165.6	1,127.7	1,188.0
4	B	524.5	538.5	466.8	487.0
5	Caa and lower	79.5	80.9	91.5	103.4
6	In or near default	86.1	92.8	107.0	112.7

	Total	$30,598.1	$31,092.2	$30,423.2	$31,516.8

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

Mortgage-Backed Securities

The Company’s general account mortgage-backed securities (MBS) portfolio is comprised of residential MBS investments. As of September 30, 2005, MBS investments totaled $7.25 billion (23%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale.

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

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk varies by the type of MBS held. The Company limits its exposure to prepayments/extensions by including less volatile types of MBSs. As of September 30, 2005, $2.48 billion (34%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs). PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Most of the Company’s non-PAC MBSs possess varying degrees of cash flow structure and prepayment/extension risk. The MBS portfolio contains only 4% of pure pass-throughs.

The following table summarizes the distribution by investment type of the Company’s general account MBS portfolio as of the dates indicated:

	September 30, 2005		December 31, 2004
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Planned amortization class	$2,483.2	34.3	$2,394.7	43.4
Sequential	1,619.3	22.3	1,329.2	24.1
Non-accelerating securities – CMO	1,380.4	19.0	520.4	9.4
Very accurately defined maturity	860.5	11.9	683.5	12.4
Commercial mortgage-backed securities	411.5	5.7	111.4	2.0
Multi-family mortgage pass-through certificates	254.2	3.5	237.2	4.3
Accrual	193.8	2.7	191.8	3.5
Other	43.8	0.6	49.7	0.9

Total	$7,246.7	100.0	$5,517.9	100.0

Asset-Backed Securities

The Company’s general account asset-backed securities (ABS) portfolio includes home equity and credit card-backed ABS investments, among others. As of September 30, 2005, ABS investments were $3.40 billion (11%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale.

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

The following table summarizes the distribution by investment type of the Company’s general account ABS portfolio as of the dates indicated:

	September 30, 2005		December 31, 2004
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Home equity/improvement	$969.9	28.6	$1,273.9	31.4
Credit card-backed	501.9	14.8	667.6	16.4
Commercial mortgage-backed securities	448.9	13.2	455.1	11.2
CBO/CLO/CDO	294.0	8.7	324.1	8.0
Non-accelerated securities	201.5	5.9	200.0	4.9
Trust preferred - residual income	199.2	5.9	139.4	3.4
Pass-through certificate	156.9	4.6	154.3	3.8
Enhanced equity/equity trust certificates	151.8	4.5	162.5	4.0
Student loans	89.7	2.6	125.8	3.1
Franchise/business loan	84.0	2.5	115.2	2.8
Other	297.8	8.7	442.0	11.0

Total	$3,395.6	100.0	$4,059.9	100.0

Private Placement Fixed Maturity Securities

The Company invests in private placement fixed maturity securities because of the generally higher nominal yield available compared to comparably rated public fixed maturity securities, more restrictive financial and business covenants available in private fixed maturity security loan agreements and stronger prepayment protection. Although private placement fixed maturity securities are not registered with the Securities and Exchange Commission (SEC) and generally are less liquid than public fixed maturity securities, restrictive financial and business covenants included in private placement fixed maturity security loan agreements generally are designed to compensate for the impact of increased liquidity risk. A significant portion of the private placement fixed maturity securities that the Company holds are participations in issues that are also owned by other investors. In addition, some of these securities are rated by nationally recognized rating agencies, and substantially all have been assigned a rating designation by the NAIC, as shown in the earlier table which summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of September 30, 2005.

Mortgage Loans

As of September 30, 2005, general account mortgage loans were $9.33 billion (21%) of the carrying value of consolidated general account investments. Substantially all of these loans were commercial mortgage loans. Commitments to fund mortgage loans of $234.1 million were outstanding as of September 30, 2005.

The table below summarizes the carrying values of mortgage loans by regional exposure and type of collateral as of September 30, 2005:

(in millions)	Office	Warehouse	Retail	Apartment & Other	Total
New England	$280.5	$15.9	$106.1	$25.3	$427.8
Middle Atlantic	264.8	367.6	366.1	121.5	1,120.0
East North Central	353.4	290.2	610.4	541.7	1,795.7
West North Central	76.3	77.5	63.2	80.9	297.9
South Atlantic	228.5	411.9	803.3	799.7	2,243.4
East South Central	39.7	80.4	120.4	130.7	371.2
West South Central	200.3	155.6	151.8	182.9	690.6
Mountain	217.3	128.6	224.8	263.5	834.2
Pacific	349.5	484.0	411.1	294.4	1,539.0

Total principal	$2,010.3	$2,011.7	$2,857.2	$2,440.6	9,319.8

Valuation allowance					(34.0)
Unamortized premium					42.9
Change in fair value of hedged mortgage loans and commitments					3.8

Total mortgage loans on real estate, net					$9,332.5

As of September 30, 2005, the Company’s largest exposure to any single borrowing group was $803.3 million, or 9% of the Company’s general account mortgage loan portfolio.

As of September 30, 2005 and December 31, 2004, 0.03% and 0.05% of the Company’s mortgage loans were classified as delinquent, respectively. Foreclosed loans totaled 0.08% of the Company’s mortgage loans as of September 30, 2005 compared to 0.13% as of December 31, 2004. Restructured loans totaled 0.27% of the Company’s mortgage loans as of September 30, 2005 and December 31, 2004.

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

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements to life insurers other than the Company.

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

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance agreements, and funding agreements issued to back MTN programs. Related investigations and proceedings may be commenced in the future. The Company and/or its affiliates have been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to these investigations into compensation and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, the use of side agreements and finite reinsurance agreements, and funding agreements backing the MTN program. The Company is cooperating with regulators in connection with these inquiries.

These proceedings are expected to continue in the future and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry, including life insurance and annuity companies. These proceedings also could affect the outcome of one or more of the Company’s litigation matters.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding there entitled In Re Mutual Funds Investment Litigation. In response, on May 13, 2005, the plaintiff filed a First Amended Complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The First Amended Complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The First Amended Complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 24, 2005, NLIC filed a motion to dismiss the First Amended Complaint. The plaintiff has opposed that motion. NLIC intends to defend this lawsuit vigorously.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Nationwide Financial Services, Inc. Amended and Restated Stock Retainer Plan for Non-Employee Directors, 2,414 shares of Class A Common Stock were issued by NFS during the third quarter of 2005, at an average price of $39.09 per share, to NFS directors who are not employees of NFS or its affiliates. This was a partial payment of the annual stock retainer paid by NFS to such directors in consideration of serving as directors of the Company. The annual stock retainer consists of a grant of shares of Class A Common Stock of the Company having a value of $32,500 and is paid in monthly installments. In addition, the directors receive an annual cash retainer of $32,500 (paid in monthly installments) and a stock option grant valued at $45,000. The Chairman of the Board receives a supplemental annual retainer of $40,000, paid one-half in cash and one-half in shares of the Company’s Class A Common Stock, for his additional duties. This supplemental retainer of cash and stock is also paid in monthly installments. The issuance of such shares in partial payment of the annual retainer is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder.

On August 3, 2005, the Company’s Board of Directors approved a stock repurchase program (the Program). The Program authorizes the Company to repurchase up to $300.0 million, in aggregate, in shares of its common stock in the open market, in block trades or otherwise, and through privately negotiated transactions. Such repurchases are to be made in compliance with all applicable laws and regulations, including the United States Securities and Exchange Commission rules. The Program may be superseded or discontinued at any time.

The Company’s management will determine the timing and amount of any such repurchases based upon its evaluation of market conditions, share price and other factors. The Program will continue to be funded using the Company’s working capital. As of October 28, 2005, the Company had 57,322,480 shares of Class A common stock outstanding and 95,633,767 shares of Class B common stock outstanding.

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of NFS’ equity securities by NFS or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, during the Company’s third quarter:

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate value) of shares (or units) that may yet be purchased under the plans or programs
July 2005	300		$39.61	N/A	N/A
August 2005	355		39.52	N/A	N/A
September 2005	91,327		38.72	91,100	$296,463,513

Total	91,982	[1]	$38.73	91,100	$296,463,513

[1]

Represents 91,100 shares repurchased pursuant to the Program and 882 shares of Class A Common Stock purchased on the open market by The 401(k) Company as fund administrator of the Nationwide Financial Services, Inc. Common Stock Fund, an investment choice under the Nationwide Savings Plan, for the benefit of plan participants. The 401(k) Company is an indirect subsidiary of NFS.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Submission of Matters to a Vote of Security Holders

None

ITEM 5 Other Information

Effective October 1, 2005, an affiliate of GGI and the Company agreed to increase the fees paid to the Company with respect to various GGI managed money market funds on an annualized basis by 15 basis points in place of the marketing and support services agreement that expired on August 26, 2005.

ITEM 6 Exhibits

4.1

Form of Fourth Supplemental Indenture between NFS and Wilmington Trust Company relating to the 5.10% senior notes (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, Commission File Number 1-12785, filed September 23, 2005, and incorporated herein by reference).

10.1	Employment letter agreement between NFS and John Carter dated October 27, 2005.

10.2	Summary of terms of employment of Timothy G. Frommeyer as Senior Vice President—Chief Financial Officer of NFS, NLIC and NLAIC.

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Timothy G. Frommeyer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

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

32.2

Certification of Timothy G. Frommeyer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

Date: November 3, 2005	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer Senior Vice President — Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)