Form 10-K
period 2005-12-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2006-03-01
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the registrant’s voting common equity held by nonaffiliates on June 30, 2005 computed by reference to the closing sale price per share of the registrant’s Class A common stock on the New York Stock Exchange as of June 30, 2005 was $2,170,427,337.

As of February 21, 2006, the registrant had 56,731,908 shares outstanding of its Class A common stock (par value $0.01 per share) and 95,633,767 shares outstanding of its Class B common stock (par value $0.01 per share).

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

ITEM 1    Business

Overview

Nationwide Financial Services, Inc. (NFS, or collectively with its subsidiaries, the Company) was formed in November 1996. NFS is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies (Nationwide). This group includes Nationwide Financial Network (NFN), which refers to Nationwide Life Insurance Company of America (NLICA) and its subsidiaries, including the affiliated distribution network. NFS is incorporated in Delaware and maintains its principal executive offices in Columbus, Ohio.

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public group retirement plans, other investment products sold to institutions, life insurance and advisory services.

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of the Company who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), an indirect wholly-owned subsidiary; NFN producers; The 401(k) Company, an indirect wholly-owned subsidiary; and TBG Insurance Services Corporation (TBG Financial), a majority-owned subsidiary. The Company also distributes retirement savings products through the agency distribution force of its ultimate majority parent company, Nationwide Mutual Insurance Company (NMIC). The Company believes its broad range of competitive products, strong distributor relationships and diverse distribution network position it to compete effectively in the rapidly growing retirement savings market under various economic conditions.

The Company has grown its customer base in recent years as a result of its long-term investments in developing the distribution channels necessary to reach its target customers and the products required to meet the demands of these customers. The Company believes its growth has been enhanced further by favorable demographic trends and the growing tendency of Americans to supplement traditional sources of retirement income with self-directed investments, such as products offered by the Company. From 1997 to 2005, the Company’s customer funds managed and administered grew from $57.46 billion to $155.61 billion, a compound annual growth rate of 11.71%. Asset growth during this period resulted from net flows into the Company’s products, interest credited to and market appreciation of policyholder account values, and acquisitions.

Capital Stock Transactions

The 56.9 million shares of Class A common stock outstanding as of December 31, 2005 are publicly held and were primarily issued through NFS’ initial public offering completed in March 1997 and in conjunction with the acquisition of NFN in October 2002. The Class A shares represent 37.3% of the equity ownership in NFS and 5.6% of the combined voting power of NFS’ Class A and Class B common stock as of December 31, 2005. Nationwide Corporation (Nationwide Corp.) owns all of the outstanding shares of Class B common stock, which represents the remaining 62.7% equity ownership and 94.4% of the combined voting power of the shareholders of NFS as of December 31, 2005. Nationwide Corp. is a majority-owned subsidiary of NMIC.

Business Segments

Individual Investments

The Individual Investments segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, NFN individual annuity products, deferred fixed annuity products, income products and advisory services. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(in millions)	2005	2004	2003
Total revenues	$1,514.5	$1,477.4	$1,392.8
Pre-tax operating earnings	237.0	234.4	182.9
Account values as of year end	51,227.6	52,481.9	49,333.9

The Company has elected to offer only living benefit features that meet the Company’s risk/return profile. During 2003, the Company discontinued offering products with guaranteed minimum income benefits (GMIB). Also in 2003, the Company began offering products with guaranteed minimum accumulation benefits (GMAB). In March 2005, the Company began offering a hybrid GMAB/guaranteed minimum withdrawal benefit (GMWB) through its Capital Preservation Plus Lifetime Income (CPPLI) contract rider. See Note 11 to the audited consolidated financial statements included in the F pages of this report for further discussion of variable annuity contracts offered by the Company.

The Company believes that demographic trends and shifts in attitudes toward retirement savings will continue to support increased consumer demand for its individual investment products. The Company also believes that it possesses distinct competitive advantages in the market for variable annuities. Some of the Company’s most important advantages include its innovative product offerings and strong relationships with independent well-known fund managers. The Company’s principal annuity product series, The BEST of AMERICA, allows customers to choose from over 50 investment options, which include funds managed by many of the premier U.S. mutual fund managers. The Company also sells individual fixed annuities, primarily through the financial institutions channel.

The Company markets its Individual Investments products through a broad spectrum of distribution channels, including independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, NRS, NFN producers and Nationwide agents. The Company is trying to increase its market share of sales through these channels by working closely with its investment managers and product distributors to adapt the Company’s products and services to changes in the retail and institutional marketplace.

In addition to generating significant fee income, the variable annuity business is attractive to the Company because it requires significantly less capital support than fixed annuity and traditional life insurance products. This is because the investment risk on variable annuity contracts without guarantee features is borne by the customer and not the Company. The Company receives income from variable annuity contracts primarily in the form of asset fees. Most of the Company’s variable annuity products provide for a contingent deferred sales charge, also known as a “surrender charge” or “back-end load”, that is assessed against premium withdrawals in excess of specified amounts made during a specified period, usually the first seven years of the contract. Surrender charges are intended to protect the Company from withdrawals early in the contract period, before the Company has had the opportunity to recover its sales expenses. Generally, surrender charges on individual variable annuity products are 7% of deposits withdrawn during the first year, scaling ratably to 0% for the eighth year and beyond. Many of the Company’s individual variable annuity products include guaranteed minimum death benefit (GMDB) features. A GMDB generally provides a benefit if the annuitant dies and the policyholder contract value is less than a specified amount, which may be based on the premiums paid less amounts withdrawn or a policyholder contract value on a specified anniversary date.

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

In 2005, the Company began issuing a fixed equity-indexed annuity (EIA) known as Clear Horizon. Clear Horizon is a single premium, annual reset style of EIA under which an index credit is made (if applicable) on the last day of the calendar quarter of each policy anniversary, known as the index maturity date. The index credit is based on changes in the Standard & Poor’s (S&P) 500 Index and is subject to the index cap in effect for the period.

Income products include single premium immediate annuity (SPIA) contracts. SPIAs are annuities that require a one-time deposit in exchange for guaranteed periodic annuity benefit payments, often for the contractholder’s lifetime.

During 2005, the average net investment income earned and interest credited rates on contracts (including the fixed option under the Company’s variable contracts) in the Individual Investments segment were 5.56% and 3.65%, respectively (5.52% and 3.74%, respectively, in 2004).

The Company offers individual variable annuities under The BEST of AMERICA brand name. The Company also markets individual variable annuities as “private label” products.

Individual The BEST of AMERICA Products. The Company’s principal individual FPVA contracts are sold under the brand name The BEST of AMERICA, and the Company also offers FPVA contracts under different names. The BEST of AMERICA brand name individual variable annuities, which include the fixed option of individual variable annuities, accounted for $3.14 billion (76%) of the Company’s Individual Investments segment sales in 2005 ($3.67 billion, or 69%, in 2004, and $4.07 billion, or 60%, in 2003) and $32.94 billion (64%) of the Company’s Individual Investments segment account values as of December 31, 2005 ($33.57 billion, or 64%, as of December 31, 2004). During 2003, the Company launched a series of new products designed to allow for greater specialization of product design by distribution channel. New liquidity options are designed to meet the needs of annuity buyers who prefer surrender charges that terminate in fewer than the standard seven to eight years. In addition, these products include a greater array of death and living benefit options, including Capital Preservation Plus (CPP), a GMAB that provides the contractholder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contractholder at the time of issuance of the variable annuity contract. CPPLI combines a GMAB feature in its first 5-10 years (virtually identical to the previously described CPP benefit) with a lifetime withdrawal benefit which begins upon the maturity of the GMAB and extends for the duration of the insured’s life. In the event that the insured’s contract value is exhausted through such withdrawals, the Company shall continue to fund future withdrawals at a pre-defined level until the insured’s death. In some cases, the contract owner has the right to drop the GMWB portion of this rider or periodically reset the guaranteed withdrawal basis to a higher level. America’s MarketFLEX Annuity is a specialty variable annuity offering tactical asset allocation services. All of these products generate asset fees and also may generate administration fees for the Company. Effective in 2003, the Company no longer offers the GMIB option on new business.

Private Label Individual Variable Annuities. These products accounted for $346.6 million (8%) of the Company’s Individual Investments segment sales in 2005 ($449.0 million, or 8%, in 2004, and $659.3 million, or 10%, in 2003) and $7.40 billion (14%) of the Company’s Individual Investments segment account values as of December 31, 2005 ($7.35 billion, or 14%, as of December 31, 2004). The Company has developed several private label variable annuity products in conjunction with other financial intermediaries. These products allow financial intermediaries to market products with substantially the same features as the Company’s brand name products to their own customer bases under their own brand names. The Company believes these private label products strengthen the Company’s ties to certain significant distributors of the Company’s products. These contracts generate asset fees and also may generate administrative fees for the Company.

Individual Deferred Fixed Annuity Contracts. Deferred fixed annuities consist of SPDA and FPDA contracts. Total deferred fixed annuities accounted for $194.4 million (5%) of the Company’s Individual Investments segment sales in 2005 ($858.8 million, or 16%, in 2004, and $1.82 billion, or 27%, in 2003) and $8.04 billion (16%) of the Company’s Individual Investments segment account values as of December 31, 2005 ($8.90 billion, or 17%, as of December 31, 2004). SPDA and FPDA contracts are distributed primarily through broker/dealers, financial institutions and Nationwide agents. SPDA contracts are savings vehicles in which the customer makes a single deposit with the Company. The Company guarantees the customer’s principal and credits the customer’s account with earnings at an interest rate that is stated and fixed for an initial period, typically at least one year, and subject to minimum crediting rates generally ranging from 1.5% to 3.5%. The Company also offers SPDA contracts where the interest rate is guaranteed for a specific number of years, typically five, where the interest rate increases by 15 basis points in years two through five. Thereafter, the Company resets, typically annually, the interest rate credited to the contract based upon market and other conditions. SPDA contracts have no maturity date and remain in force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income for life or for a fixed number of years. Under FPDA contracts, the Company accepts a single deposit or a series of deposits. Deposits at intervals and amounts are flexible and, therefore, subject to variability. FPDA contracts contain substantially the same guarantee of principal and interest rate terms included in the Company’s SPDA contracts. No front-end sales charges are imposed on SPDA and FPDA contracts. However, all such contracts provide for the imposition of certain surrender charges, which are assessed against premium withdrawals in excess of specified amounts and which occur during the surrender charge period. The surrender charges are usually set within the range of 0% to

7% and typically decline from year to year, disappearing after seven contract years. The Company currently is not actively marketing FPDA contracts.

Individual Single Premium Immediate Annuity Contracts. The Company offers both fixed and variable SPIA contracts. SPIA contracts accounted for $196.7 million (5%) of the Company’s Individual Investments segment sales in 2005 ($168.4 million, or 3%, in 2004, and $153.2 million, or 2%, in 2003) and $1.98 billion (4%) of the Company’s Individual Investments account segment values as of December 31, 2005 ($1.90 billion, or 4%, as of December 31, 2004). The Company’s SPIA contracts are offered through its affiliated and unaffiliated distribution channels and are offered as either direct purchases or as fixed annuity options under the Company’s various individual and group annuity contracts. SPIAs are annuities that require a one-time deposit in exchange for guaranteed, periodic annuity benefit payments, often for the contractholder’s lifetime. SPIA contracts are attractive to customers at or near retirement age that desire a steady stream of future income.

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector includes Internal Revenue Code (IRC) Section 401(k) business generated through fixed and variable group annuities, Nationwide Trust Company, FSB (NTC) and The 401(k) Company. Also included in the private sector is Registered Investment Advisors Services, Inc., dba RIA Services Inc. (RIA), which was acquired during the first quarter of 2005. RIA provides a technology solution that gives defined contribution plan sponsors the ability to provide their participants the option of professional money management from investment advisory firms. The public sector includes IRC Section 457 and Section 401(a) business in the form of fixed and variable group annuities and administration-only business. Retirement Plans sales do not include large case retirement plan acquisitions and Nationwide employee and agent benefit plans.

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(in millions)	2005	2004	2003
Total revenues	$1,073.7	$1,007.9	$953.3
Pre-tax operating earnings	187.5	178.6	148.8
Account values as of year end	82,998.5	76,661.2	64,224.3

Retirement Plans products are generally offered as fixed or variable group annuities to employers for use in employee benefit programs and are distributed through unaffiliated and affiliated channels, as well as through Nationwide agents. In recent years, an increasing amount of business has been sold through the Company’s trust products rather than group annuity contracts due to the Company’s significant investment in NTC to develop trust product capabilities not prevalent elsewhere in the market.

The Company’s variable group annuity and trust products provide individual participants the ability to invest in mutual funds managed by independent investment managers and an affiliate of NMIC. Deposit intervals and amounts are flexible and, therefore, subject to variability. The value of a variable group annuity varies with the investment experience of the mutual funds chosen by participants. Participants are restricted in their ability to withdraw funds from these contracts without tax penalties. The Company receives income from variable group annuity and trust contracts primarily in the form of asset and administrative fees. In addition, many of the Company’s variable group annuity and trust products provide for a surrender charge that is assessed against withdrawals in excess of specified amounts made during a specified period, usually not exceeding nine years from contract issuance. Surrender charges are intended to protect the Company from withdrawals early in the contract period, before the Company has had the opportunity to recover its sales expenses.

The Company’s fixed group annuity contracts provide individual participants a guarantee of principal and a guaranteed interest rate for a specified period of time. The Company attempts to earn a spread by investing a participant’s deposits for higher yields than the interest rate credited to the participant’s contract.

During 2005, the average net investment income earned and interest credited rates on fixed contracts in the Retirement Plans segment were 6.08% and 4.18%, respectively (6.36% and 4.38%, respectively, during 2004).

The Company markets employer-sponsored group annuities to both public sector employees for use in connection with plans described under IRC Section 457, Section 403(b) and Section 401(a) and to private sector employees for use in connection with IRC Section 401(k) and Section 401(a) plans. These private sector employer-sponsored group annuities are marketed under several brand names, including The BEST of AMERICA Group Pension Series.

The BEST of AMERICA Group Pension Series. These products are offered as group annuity contracts and trust products by NTC. The BEST of AMERICA group annuity products accounted for $1.41 billion (13%) of the Company’s Retirement Plans segment sales in 2005 ($1.68 billion, or 17%, in 2004, and $2.03 billion, or 24%, in 2003) and $7.79 billion (9%) of the Company’s Retirement Plans account values as of December 31, 2005 ($8.85 billion, or 12%, as of December 31, 2004). Trust products accounted for $3.97 billion (37%) of segment sales in 2005 ($3.23 billion, or 33%, in 2004, and $2.11 billion, or 25%, in 2003) and $14.48 billion (17%) of segment account values as of December 31, 2005 ($10.56 billion, or 14%, as of December 31, 2004). The BEST of AMERICA group products are typically offered only on a tax-qualified basis. These products may be structured with a variety of features that may be arranged in over 600 combinations of front-end loads, back-end loads and asset-based fees.

Section 457 Group Annuity Contracts. These group annuity contracts accounted for $1.54 billion (14%) of the Company’s Retirement Plans segment sales in 2005 ($1.51 billion, or 15%, in 2004, and $1.44 billion, or 17%, in 2003) and $15.79 billion (19%) of the Company’s Retirement Plans segment account values as of December 31, 2005 ($14.89 billion, or 19%, as of December 31, 2004). The Company offers a variety of group variable annuity contracts that are designed primarily for use in conjunction with plans described under IRC Section 457, which permits employees of state and local governments to defer a certain portion of their annual income and invest such income on a tax-deferred basis. These contracts typically generate asset fees and also may generate annual administrative fees for the Company.

Administration-Only Contracts. The Company offers administration and record-keeping services to IRC Section 457 plans outside of a group annuity contract. The contracts for these services accounted for $2.34 billion (22%) of the Company’s Retirement Plans segment sales in 2005 ($2.12 billion, or 22%, in 2004, and $1.74 billion, or 21%, in 2003) and $24.30 billion (29%) of the Company’s Retirement Plans segment account values as of December 31, 2005 ($24.04 billion, or 31%, as of December 31, 2004). In the past few years, the Company has experienced a shift in product mix from group annuity contracts to more administration-only cases. The Company generally collects a fee for administration-only contracts calculated as a percentage of plan assets.

NFN Group Annuities. NFN sells Selector+ Group Variable Annuities, which accounted for $205.9 million (2%) of Retirement Plans segment sales in 2005 ($335.8 million, or 3%, in 2004, and $366.4 million, or 4%, in 2003) and provide a diversified investment menu of separate accounts. The All Pro series of separate accounts is a series of multi-managed, style-specific separate accounts developed in conjunction with Wilshire Associates, Inc. The All Pro series is used in the STAR Program to develop asset allocation models. The STAR Program was developed to address the needs of plan sponsors making investment decisions to meet the stated objectives of their plan. The Selector+ Group Variable Annuity is available only for qualified retirement plans and has the flexibility to enable producers to choose from asset-based fees, deposit-based fees or a combination of both.

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

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(in millions)	2005	2004	2003
Total revenues	$1,348.5	$1,350.1	$1,348.7
Pre-tax operating earnings	258.2	242.7	215.5
Life insurance policy reserves as of year end	17,388.6	15,683.0	13,897.1
Life insurance in force as of year end	126,361.1	109,225.7	107,820.3

The Company seeks to become a leading provider of life insurance and protection solutions to small businesses and consumers, helping individuals achieve financial security as they prepare for and live in retirement. By continuing to invest in the expansion of its universal and variable universal life insurance products, the Company seeks to capture a growing share of new sales through its various distribution channels.

The Company markets its Individual Protection products through a broad spectrum of distribution channels. Unaffiliated entities that sell these products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, and life insurance specialists. Representatives of the Company who market these products directly to a customer base include TBG Financial, NFN producers and Nationwide agents.

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

Traditional Life Insurance Products. Whole life insurance combines a death benefit with a savings plan that increases gradually in amount over a period of years. The customer generally pays a level premium over his or her expected lifetime. Whole life insurance contracts allow customers to borrow against the savings and provide the option of surrendering the policy and receiving the accumulated cash value rather than the death benefit. Term life insurance provides only a death benefit without any savings component. Traditional life insurance products are sold through NFN producers and Nationwide agents, wirehouse and regional firms, and independent broker/dealers.

Universal Life and Variable Universal Life Insurance Products. The Company offers universal life insurance and variable universal life insurance products, including both flexible premium and single premium designs. These products provide life insurance under which the benefits payable upon death or surrender depend upon the policyholder’s account value. Universal life insurance provides whole life insurance with flexible premiums and adjustable death benefits. For universal life insurance, the policyholder’s account value is credited an adjustable rate of return set by the Company based on current interest rates. For variable universal life insurance, the policyholder’s account value is credited with the investment experience of the mutual funds chosen by the customer. Variable universal life insurance products also typically include a general account guaranteed interest investment option. The Company’s variable universal life insurance products are marketed under the Nationwide and The BEST of AMERICA brand names, which have the same wide range of investment options as the Company’s variable annuity products. These products are distributed on an unaffiliated basis by independent broker/dealers, financial institutions, and wirehouse and regional firms, and on an affiliated basis by NFN producers and Nationwide agents.

Corporate and Other

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

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(in millions)	2005	2004	2003
Operating revenues	$385.0	$310.0	$278.1
Pre-tax operating earnings	55.7	58.6	54.8
Net realized gains (losses) on investments, hedging instruments and hedged items[1]	18.2	(40.9)	(86.3)

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

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

MTN Program. The Company’s MTN program represents sales of funding agreements that secure medium-term notes issued through an unrelated third party trust. This program was launched in July 1999 to expand spread-based product offerings. Sales of funding agreements totaled $900.0 million in 2005 ($900.0 million and $725.0 million in 2004 and 2003, respectively) and accounted for $4.00 billion (100%) of the Company’s Corporate and Other segment account values as of December 31, 2005 ($4.40 billion as of December 31, 2004). Sales under the Company’s MTN program are not included in the Company’s sales data, as they do not produce steady production flow that lends itself to meaningful comparisons.

Marketing and Distribution

The Company provides, through both its affiliated and unaffiliated channels, the means for employers sponsoring tax-favored retirement plans (such as those described in IRC Sections 401(k) and 457) to allow their employees to make contributions to such plans through payroll deductions. Typically, the Company receives the right from an employer to market products to employees and arranges to deduct periodic deposits from the employees’ regular paychecks. The Company believes that the payroll deduction market is characterized by more predictable levels of sales than other markets because these customers are less likely than customers in other markets to stop making annuity deposits, even in times of market volatility. In addition, the Company believes that payroll deduction access to customers provides significant insulation from competition by providing the customer with a convenient, planned method of periodic saving. Payroll deduction is the primary method used for collecting premiums and deposits in both the private sector market, where the Company’s products are distributed primarily through unaffiliated entities, and in the public sector market, where the Company’s products are distributed primarily by affiliated entities.

See Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for sales by distribution channel for the years ended December 31, 2005, 2004 and 2003.

Unaffiliated Entities

Independent Broker/Dealers and Wirehouse and Regional Firms. The Company sells individual annuities, group retirement plans and life insurance through independent broker/dealers and wirehouse and regional firms in each state and the District of Columbia. The Company believes that it has developed strong broker/dealer relationships based on its diverse product mix, large selection of fund options and administrative technology. In addition to such relationships, the Company believes its financial strength and the Nationwide and The BEST of AMERICA brand names are competitive advantages in these distribution channels. The Company regularly seeks to expand this distribution network.

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

Affiliated Entities

NRS. The Company markets various products and services to the public sector, primarily on a retail basis, through several subsidiary sales organizations. The Company markets group variable annuities and fixed annuities as well as administration and record-keeping services to state and local governments for use in their IRC Section 457 and Section 401(a) retirement programs. The Company believes that its existing relationships with state and local government entities and the Company’s sponsorship by such entities as the National Association of Counties (NACo), The United States Conference of Mayors (USCM) and The International Association of Fire Fighters (IAFF) provide it with competitive advantages in this market. NACo sponsorship, which began in 1980 and has been renewed four times, will terminate no earlier than June 30, 2008. USCM sponsorship, which began in 1979 and has been renewed three times, expires on December 31, 2007, and the IAFF sponsorship, which began in 2003, expires on March 31, 2008.

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

The 401(k) Company. The 401(k) Company provides administrative and record-keeping services to employers in the private sector for use in their IRC Section 401(k) retirement programs.

TBG Financial. TBG Financial sells NFS and unaffiliated entity COLI and BOLI products to fund non-qualified deferred compensation programs.

Nationwide Agents. The Company sells traditional, universal and variable universal life insurance products and individual annuities through the licensed agency distribution force of NMIC. Nationwide agents primarily target the holders of personal automobile and homeowners’ insurance policies issued by NMIC and affiliated companies. Nationwide agents exclusively sell Nationwide products and may not offer products that compete with those of the Company.

Reinsurance

The Company follows the industry practice of reinsuring a portion of its life insurance and annuity risks with other companies in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. The maximum amount of individual ordinary life insurance retained by the Company on any one life is $5.0 million. The Company cedes insurance primarily on an automatic basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a facultative basis, under which the reinsurer’s prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis, particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The Company maintains catastrophic reinsurance coverage to protect against large losses related to a single event. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder.

The Company has entered into reinsurance contracts with certain unaffiliated reinsurers to cede a portion of its general account life, annuity and health business. Total amounts recoverable under these reinsurance contracts include ceded reserves, paid and unpaid claims, and certain other amounts, and totaled $1.10 billion and $1.09 billion as of December 31, 2005 and 2004, respectively. The impact of these contracts on the Company’s results of operations is immaterial. The ceding of risk does not discharge the original insurer from its primary obligation to the contractholder. Under the terms of the contracts, specified assets have been placed in trusts as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in each of the underlying contracts. The Company has no other material reinsurance arrangements with unaffiliated reinsurers. The Company’s only material reinsurance agreements with affiliates are the modified coinsurance agreements pursuant to which NLIC ceded to other members of Nationwide all of its accident and health insurance business not ceded to unaffiliated reinsurers, as described in Note 19 to the audited consolidated financial statements included in the F pages of this report.

Ratings

Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. These ratings represent each rating agency’s opinion of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. They are not evaluations directed toward the protection of investors and are not recommendations to buy, sell or hold securities. Such factors are of concern to policyholders, agents and intermediaries. Furthermore, rating agencies utilize proprietary capital adequacy models to establish ratings for the Company and certain subsidiaries. The Company’s rating are at risk from changes in these models and the impact that changes in the underlying business in which it is engaged can have on such models. To mitigate this risk, the Company maintains regular communications with the rating agencies, performs evaluations using such capital adequacy models, and considers such models in the design of its products and transactions to minimize the adverse impact of this risk.

Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating agencies continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company’s ratings could have a material adverse effect on the Company’s ability to market its products and could increase the rate of surrender of the Company’s products. Both of these consequences could have a material adverse effect on the Company’s liquidity and, under certain circumstances, net income. NLIC (and its insurance company subsidiary) and NLICA (and its main insurance company subsidiary) each have financial strength ratings of “A+” (Superior) from A.M. Best Company, Inc. (A.M. Best). Both NLIC and NLICA’s claims-paying ability/financial strength are rated “Aa3” (Excellent) by Moody’s Investors Service, Inc. (Moody’s) and “AA-” (Very Strong) by Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc (S&P).

The Company’s financial strength is also reflected in the ratings of its senior notes, subordinated debentures, capital securities issued by a subsidiary trust and commercial paper. The senior notes are rated “a-” by A.M. Best, “A3” by Moody’s and “A-” by S&P. The subordinated debentures are rated “bbb+” by A.M. Best, “Baa1” by Moody’s and “A-” by S&P. The capital securities issued by a subsidiary trust are rated “bbb+” by A.M. Best, “Baa1” by Moody’s and “BBB” by S&P. The commercial paper issued by NLIC is rated “AMB-1” by A.M. Best, “P-1” by Moody’s and “A-1+” by S&P.

These ratings are subject to periodic review by A.M. Best, Moody’s and S&P, and the continued retention of such ratings cannot be assured. If any rating is reduced from its current level, the Company’s financial position and results of operations could be adversely affected.

Competition

The Company competes with many other insurers as well as non-insurance financial services companies, including banks, broker/dealers and mutual funds, some of whom have greater financial resources, offer alternative products and, with respect to other insurers, have higher ratings than the Company. While no single company dominates the marketplace, many of the Company’s competitors have well-established national reputations and substantially greater financial resources and market share than the Company. Competition in the Company’s lines of business primarily is based on price, product features, commission structure, perceived financial strength, claims-paying ratings, customer and producer service, and name recognition.

Regulation

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

The Company is subject to the insurance holding company laws in the States of Ohio, Pennsylvania and Delaware. Under such laws, all transactions within an insurance holding company system affecting insurers must be fair and equitable, and each insurer’s policyholder surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. These insurance holding company laws also require prior notice or regulatory approval of the change of control of an insurer or its holding company, material intercorporate transfers of assets within the holding company structure and certain other material transactions involving entities within the holding company structure.

The Company’s insurance subsidiaries are regulated and supervised in the jurisdictions in which they do business. Among other things, states regulate operating licenses; agent licenses; advertising and marketing practices; the form and content of insurance policies, including pricing; the type and amount of investments; statutory capital requirements; payment of dividends by insurance company subsidiaries; assessments by guaranty associations; affiliate transactions; and claims practices. These regulations are primarily intended to protect policyholders rather than shareholders. The Company cannot predict the effect that any proposed or future legislation may have on the financial condition or results of operations of the Company.

Insurance companies are required to file detailed annual and quarterly statutory financial statements with state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time. In addition, insurance regulators periodically examine an insurer’s financial condition, adherence to statutory accounting practices, and compliance with insurance department rules and regulations. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or restructuring of insurance companies. Changes in regulations, or in the interpretation of existing laws or regulations, may adversely impact pricing, reserve adequacy or exposure to litigation and could increase the costs of regulatory compliance by the Company’s insurance subsidiaries. Any proposed or future state legislation or regulations may negatively impact the Company’s financial position or results of operations.

As part of their routine regulatory oversight process, state insurance departments periodically conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations generally are conducted in cooperation with the insurance departments of multiple states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). The most recently completed examinations of NLIC and Nationwide Life and Annuity Insurance Company (NLAIC) were conducted by the Ohio Department of Insurance (ODI) for the five-year period ended December 31, 2001. The ODI will conduct its next examination of NLIC and NLAIC during 2006. The most recently completed examination of NLICA was conducted by the Pennsylvania Insurance Department (PID) for the five-year period ended December 31, 2002. The most recently completed examination of Nationwide Life and Annuity Company of America (NLACA) was conducted by the Delaware Insurance Department (DID) for the three-year period ended December 31, 2000. These examinations did not result in any significant issues or adjustments. The DID currently is conducting an examination of NLACA for the four-year period ended December 31, 2004.

State insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations. NLIC, NLAIC and NLACA are currently undergoing regulatory market conduct examinations in fourteen states. The Company’s insurance subsidiaries continuously monitor sales, marketing and advertising practices and related activities of their agents and personnel and provide continuing education and training in an effort to ensure compliance with applicable insurance laws and regulations. There can be no assurance that any non-compliance with such applicable laws and regulations would not have a material adverse effect on the Company.

In December 2004, the NAIC adopted model legislation implementing new disclosure requirements with respect to compensation of insurance producers. During 2005, several states (Arkansas, Connecticut, Georgia, Nevada, Oregon, Rhode Island and Texas) adopted legislation addressing producer compensation or disclosure. All adopted legislation focused on the producer rather than the insurance company. At the December 2005 NAIC Meeting, state regulators commented that the urgency to enact the NAIC model and to develop additional requirements had decreased significantly. As a result of these developments, the Company believes that the impact of the NAIC model legislation and related regulation will be minimal.

Regulation of Dividends and Other Payments from Insurance Subsidiaries

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of: (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31; or (2) the statutory-basis net income of the insurer for the prior year. During the year ended December 31, 2005, NLIC paid dividends of $185.0 million to NFS. NLIC’s statutory capital and surplus as of December 31, 2005 was $2.60 billion, and statutory net income for 2005 was $462.5 million. As of January 1, 2006, NLIC could pay dividends to NFS totaling $277.5 million without obtaining prior approval. On February 22, 2006, NLIC declared a $70.0 million dividend to NFS.

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

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the PID either approves or does not disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of: (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31; or (2) the statutory-basis net income of the insurer for the prior year. NLICA paid $50.0 million in dividends to NFS in 2005. The statutory capital and surplus of NLICA as of December 31, 2005 was $660.2 million, and statutory net income for the year ended December 31, 2005 was $112.7 million. As of January 1, 2006, NLICA could pay dividends to NFS totaling $62.7 million without obtaining prior approval.

Risk-Based Capital Requirements

In order to enhance the regulation of insurer solvency, the NAIC has adopted a model law to implement risk-based capital (RBC) requirements for life insurance companies. The requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The model law measures four major areas of risk facing life insurers: (1) the risk of loss from asset defaults and asset value fluctuation; (2) the risk of loss from adverse mortality (the relative incidence of death in a given time) and morbidity (the relative incidence of disability resulting from disease or physical impairment) experience; (3) the risk of loss from mismatching of asset and liability cash flow due to changing interest rates; and (4) business risks. Insurers having less statutory surplus than required by the RBC model formula will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

Based on the formula adopted by the NAIC, all of the Company’s insurance subsidiaries’ adjusted capital as of December 31, 2005 exceeded the levels at which the Company would be required to take corrective action.

Assessments Against and Refunds to Insurers

Insurance guaranty association laws exist in each state, the District of Columbia and the Commonwealth of Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. The amount and timing of any future assessment on or refund to the Company’s insurance subsidiaries under these laws cannot be reasonably estimated and are beyond the control of the Company and its insurance subsidiaries. A large part of the assessments paid by the Company’s insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company’s insurance subsidiaries’ premium taxes. For the years ended December 31, 2005, 2004 and 2003, net premium tax refunds received by the Company were immaterial.

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

Certain of the Company’s subsidiaries are investment advisors registered under the Investment Advisors Act of 1940, as amended. The investment companies managed by such subsidiaries are registered with the SEC under the Investment Company Act, and the shares of certain of these entities are qualified for sale in certain states and the District of Columbia. A subsidiary of the Company is registered with the SEC as a transfer agent. Certain subsidiaries of the Company are also subject to the SEC’s net capital rules.

All aspects of the Company’s subsidiaries’ investment advisory activities are subject to applicable federal and state laws and regulations in the jurisdictions in which they conduct business. These laws and regulations are primarily intended to benefit investment advisory clients and investment company shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the transaction of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor’s registration as an advisor, censure and fines.

Unitary Savings and Loan Holding Company Status

NTC is a limited-purpose federal savings bank chartered by and subject to comprehensive regulation and periodic examination by the Office of Thrift Supervision of the U.S. Department of the Treasury (OTS). As a result of the Company’s ownership of NTC, the Company is a unitary savings and loan holding company subject to regulation by the OTS and to the provisions of the Home Owners’ Loan Act of 1933 (Home Owners’ Loan Act). As a unitary savings and loan holding company, the Company generally is not restricted as to the types of business activities in which it may engage, so long as NTC continues to meet the qualified thrift lender test (QTL Test). Under the Home Owners’ Loan Act, existing unitary savings and loan holding companies such as the Company are grandfathered with full powers to continue and expand their current activities. However, if the Company should fail to qualify as a unitary savings and loan holding company (as a result of failure of the QTL Test or otherwise), then the types of activities in which the Company and its non-savings association subsidiaries would be able to engage would generally be limited to those eligible for bank holding companies (subject, however, to the Company’s ability to elect status as a financial holding company under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999). The Company, together with NTC, NMIC and Nationwide Corp., have pending before the OTS an application under the name Nationwide Bank to engage in the full range of activities permissible for federal savings associations under the Home Owners’ Loan Act and OTS regulations. It is proposed that the trust operation would continue under the name Nationwide Trust Company, FSB as a separately identifiable department and division of Nationwide Bank. The OTS deemed the application complete as of February 14, 2006. Under federal regulations, the applicable OTS review period is 60 calendar days after the application is deemed complete. OTS will approve or deny the application before the expiration of the applicable review period, including any extensions of the review period.

ERISA Considerations

On December 13, 1993, the U.S. Supreme Court issued its opinion in John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank, holding that certain assets in excess of amounts necessary to satisfy guaranteed obligations held by Hancock in its general account under a participating group annuity contract are “plan assets” and therefore subject to certain fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended (ERISA). ERISA requires that fiduciaries perform their duties solely in the interest of ERISA plan participants and beneficiaries, and with the care, skill, prudence and diligence that a prudent person acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims. The Court imposed ERISA fiduciary obligations to the extent that the insurer’s general account is not reserved to pay benefits under guaranteed benefit policies (i.e., benefits whose value would not fluctuate in accordance with the insurer’s investment experience).

The U.S. Secretary of Labor issued final regulations on January 5, 2000, providing guidance for the purpose of determining, in cases where an insurer issues one or more policies backed by the insurer’s general account to or for the benefit of an employee benefit plan, which assets of the insurer constitute plan assets for purposes of ERISA and the IRC. The regulations apply only with respect to a policy issued by an insurer to an ERISA plan on or before December 31, 1998. In the case of such a policy, most provisions of the regulations became applicable on July 5, 2001. Generally, where the basis of a claim is that insurance company general account assets constitute plan assets, no person will be liable under ERISA or the IRC for conduct occurring prior to July 5, 2001. However, certain provisions under the final regulations are applicable as follows: (1) certain contract termination features became applicable on January 5, 2000 if the insurer engages in certain unilateral actions; and (2) the initial and separate account disclosure provisions became applicable July 5, 2000. New policies issued after December 31, 1998 which are not guaranteed benefit policies subject the issuer to ERISA fiduciary obligations. Since NLIC issues fixed group annuity contracts that are backed by its general account and used to fund employee benefit plans, NLIC is subject to these requirements.

Tax Legislation

United States Federal income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of NLIC’s products a competitive advantage over other non-insurance products. The Jobs and Growth Tax Relief Reconciliation Act of 2003 reduces the federal income tax rates applicable to certain dividends and capital gains realized by individuals. The American Jobs Creation Act of 2004 modified and codified the rules applicable to nonqualified deferred compensation plans, a market in which the Company provides services and products. In 2003, the U.S. Treasury Department issued new regulations regarding the taxation of split dollar life insurance contracts, and in 2005 it issued new regulations regarding the determination of required minimum distributions from certain annuity products and the valuation of life insurance contracts for federal tax purposes. These legislative and regulatory changes may lessen the competitive advantage of certain of NLIC’s products compared to other investments that generate dividend and/or capital gain income. As a result, demand for certain of NLIC’s products that offer income tax deferral may be negatively impacted.

The U.S. Congress periodically has considered possible legislation that would eliminate many of the tax benefits currently afforded to annuity products. In November 2005, the President’s Advisory Panel on Federal Tax Reform issued a report containing proposals, which if enacted as proposed, could materially reduce the tax advantages of purchasing variable annuity and cash value life insurance products as compared to other investment vehicles. The report included several proposals regarding the creation of tax-advantaged retirement and life savings accounts that were similar to proposals previously made by the Bush administration. Although the proposals were not enacted in 2005, those proposals, or other similar proposals, could be introduced for enactment in future periods.

Employees

As of December 31, 2005, the Company had approximately 4,900 employees. None of the employees of the Company are covered by a collective bargaining agreement, and the Company believes that its employee relations are satisfactory.

Available Information

The Company files Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and other reports electronically with the SEC, which are available on the SEC’s web site

(http://www.sec.gov). In addition, all reports filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company also makes available these reports, free of charge, on its web site under the SEC Filings subsection of the Investor Relations area (http://www.nationwidefinancial.com). The Company’s Code of Conduct, Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Governance Committee Charter, Finance Committee Charter and other corporate governance documents are also available on the Company’s web site. Copies of these documents are also available from the Company free of charge. Requests for copies should be made to Mark Barnett, Vice President—Investor Relations, One Nationwide Plaza, Columbus, Ohio 43215-2220, or via telephone at 614-677-5331.

ITEM 1A    Risk Factors

Changes in general economic and market conditions and interest rates may significantly affect the value of the Company’s investment portfolio.

The Company’s investment portfolio primarily consists of fixed-income securities and mortgage loans on real estate. The market values of these invested assets fluctuate depending on general economic and market conditions and the interest rate environment. For example, if interest rates rise, the investments generally will decrease in value. If interest rates decline, the investments generally will increase in value with the possible exception of mortgage-backed securities (MBSs), which may decline due to higher prepayments on the mortgages underlying the securities.

MBSs, including collateralized mortgage obligations (CMOs), are subject to prepayment risks that vary with interest rates, among other things. During periods of declining interest rates, MBSs generally prepay faster as the underlying mortgages are prepaid and/or refinanced by borrowers in order to take advantage of lower rates. MBSs that have an amortized cost greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of such prepayments. In addition, during such periods, the Company generally will be unable to reinvest the proceeds of any such prepayment at comparable yields. Conversely, during periods of rising interest rates, the frequency of prepayments generally decreases. MBSs that have an amortized value less than par (i.e., purchased at a discount) may incur a decrease in yield or a loss as a result of slower prepayments.

The Company attempts to mitigate the negative impact of interest rate changes through asset/liability management, including investing in non-callable bonds where practical and purchasing private placement bonds and entering into mortgage loan contracts that provide prepayment protection. There can be no assurance, however, that management will be able to successfully manage the negative impact of interest rate changes. Additionally, for business, regulatory or other reasons, the Company periodically may elect or be required to sell certain of its invested assets when their fair values are less than their original cost, resulting in realized capital losses, which would reduce net income.

Changes in interest rates and in the financial markets may reduce the Company’s interest spread income, earnings and sales.

The Company is exposed to various interest rate risks. Many of the products contain guarantees that require the Company to credit at least a minimum rate of interest to policyholders. In addition, for competitive reasons, the Company may at times continue to credit above-minimum interest rates to policyholders despite reductions in prevailing market interest rates. Current crediting rates for many of the Company’s individual annuity products are at or near the contractual minimum rates. Decreases in market interest rates would result in declines in the portfolio yield on investments backing the Company’s individual annuity products. A reduction in interest spread income, the difference between the interest rates that the Company credits policyholders and the yield the Company is able to earn on investments, may reduce earnings. If policyholders cancel their policies or withdraw the cash values of their policies to seek better investment yields in response to changing interest rates, the Company’s revenues are likely to decrease. If market interest rates decline, net investment income will decrease if higher-yielding fixed-income securities mature or are redeemed and the proceeds must be reinvested in lower-yielding securities.

Volatility in interest rates and equity markets could reduce consumer demand for the Company’s products and result in lower sales.

Changes in interest rates may negatively impact the Company’s liquidity.

Significant increases in prevailing interest rates may cause the Company’s policyholders to withdraw the cash value of their policies as they seek more attractive returns. If large numbers of policyholders or policyholders with large balances withdraw their policy values, the Company may be required to borrow funds or liquidate investments to raise the cash necessary to fund their withdrawals. Particularly in periods of volatile interest rates, liquidations can result in capital losses to the Company. Because volatile interest rates often make fixed-income investments like mortgages and privately placed bonds more difficult to sell, there is also a risk that the Company will find it difficult to raise the cash necessary to fund a very large amount of withdrawal activity.

A decline in the equity markets can cause the values of the Company’s separate account assets to decline and reduce revenues, increase claims, increase payment obligations under guaranteed contracts and result in the accelerated amortization of deferred policy acquisition costs (DAC).

A significant source of revenues for the Company is derived from asset management fees, which are calculated as a percentage of separate account assets. Gains and losses in the equity markets will result in corresponding increases or decreases in separate account assets and asset management fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which also may require the Company to accelerate the amortization of DAC. See Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Equity Market Risk for a complete discussion of risk factors related to equity market risk, including guaranteed contracts.

Deviations from assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts could have a material adverse impact on the Company’s consolidated net income.

The process of calculating reserve amounts for a life insurance organization involves the use of a number of assumptions, including those related to persistency (how long a contract stays with a company), mortality, morbidity and interest rates (the rates expected to be paid or received on financial instruments, including insurance or investment contracts). Actual results could differ significantly from those assumed. As such, deviations from one or more of these assumptions could result in material adverse impacts on the Company’s consolidated net income.

A decline in the Company’s financial strength ratings could adversely affect the Company’s operations.

See Part I, Item 1—Business—Ratings for a description of risk factors related to ratings.

The Company’s insurance subsidiaries are subject to extensive regulations designed to benefit or protect policyholders rather than the Company.

See Part I, Item 1—Business—Regulation—Regulation at State Level for a general description of the regulations designed to benefit or protect policyholders. Changes in regulations or in the interpretation of existing laws or regulations may adversely impact pricing, reserve adequacy or exposure to litigation and could increase the costs of regulatory compliance by the Company’s insurance subsidiaries. Any proposed or future state legislation or regulations may negatively impact the Company’s financial position or results of operations.

Certain changes in federal laws and regulations may adversely affect the Company’s financial position or results of operations.

Although the federal government does not directly regulate the insurance industry, federal legislation, administrative policies and court decisions may significantly and adversely affect certain areas of the Company’s business. In addition to product tax issues, these areas include pension and employee welfare benefit plan regulation, financial services regulation and taxation generally. For example, the following events could adversely affect the Company’s business:

•	changes in laws such as ERISA, as amended, that apply to group annuities (see Part I, Item 1—Business —Regulation—ERISA Considerations for a complete discussion of ERISA);

•	changes in tax laws that would reduce or eliminate the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products;

•	repeal of the federal estate tax;

•	changes in applicable regulations that could restrict the ability of some companies to purchase certain COLI products;

•	changes in the availability of, or rules concerning the establishment and operation of, Section 401(k), 403(b) and 457 plans or individual retirement accounts;

•	changes in tax laws (see Part I, Item 1—Business—Regulation—Potential Tax Legislation for a description of risk factors related to potential tax legislation); or

•	changes in tax regulations, such as the proposed regulations that would alter the way tax sheltered annuities described in Section 403(b) of the IRC may be offered and sold.

Litigation or regulatory actions in connection with late trading, market timing, compensation and bidding arrangements, unsuitable sales and replacements, the use of finite reinsurance and/or other sales practices could have a material adverse effect on the Company.

See Part I, Item 3—Legal Proceedings for a description of litigation and regulatory actions. These and future litigation matters may negatively affect the Company by resulting in the payment of substantial awards or settlements, increasing legal and compliance costs, diverting management attention from other business issues or harming the Company’s reputation with customers.

Certain changes in accounting and/or financial reporting standards issued by the Financial Accounting Standards Board (FASB), the SEC or other standard-setting bodies could have a material adverse impact on the Company’s financial position or results of operations.

The Company is subject to the application of U.S. generally accepted accounting principles (GAAP), which periodically are revised and/or expanded. As such, the Company periodically is required to adopt new or revised accounting and/or financial reporting standards issued by recognized accounting standard setters or regulators, including the FASB and the SEC. It is possible that future requirements could change the Company’s current application of GAAP, resulting in a material adverse impact on the Company’s financial position or results of operations.

The continued threat of terrorism and ongoing military and other actions may result in decreases in the Company’s consolidated net income, revenue and assets under management and may adversely affect the Company’s consolidated investment portfolio.

The continued threat of terrorism within the U.S. and abroad and the ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility and declines in the U.S., European and other securities markets, loss of life, property damage, additional disruptions to commerce and reduced economic activity. Actual terrorist attacks could cause a decrease in the Company’s consolidated net income and/or revenue as a result of decreased economic activity and/or payment of claims. In addition, some of the assets in the Company’s investment portfolio may be adversely affected by declines in the securities markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures.

The Company cannot predict at this time whether and the extent to which industry sectors in which the Company maintains investments may suffer losses as a result of potential decreased commercial and economic activity, or how any such decrease might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities, or how the value of any underlying collateral might be affected.

Although the Company does not believe that the continued threat of terrorist attacks will have any material impact on the Company’s financial strength or performance, the Company can offer no assurances that this threat, future terrorist-like events in the U.S. and abroad or military actions by the U.S. will not have a material adverse effect on the Company’s business, financial position or results of operations.

The Company operates in a highly competitive industry, which can significantly impact operating results.

See Part I, Item 1—Business—Competition for a description of competitive factors affecting the Company. The Company’s revenues and profitability could be negatively impacted as a result of competition.

ITEM 1B    Unresolved Staff Comments

None.

ITEM 2    Properties

Pursuant to an arrangement between NMIC and certain of its subsidiaries, during 2005 the Company leased on average approximately 903,000 square feet of office space in the three-building home office complex and in other offices in central Ohio. In addition, the Company leases approximately 120,000 square feet of office space in Berwyn, Pennsylvania (of which approximately 90,000 square feet are subleased) and owns approximately 160,000 square feet of office space in Newark, Delaware (of which approximately 14,000 square feet are subleased to an affiliate). Also, during 2005 NMIC announced plans to build and occupy a six-story, 130,000 square foot building in Columbus, Ohio. The Company expects to lease some of this space from NMIC. The Company believes that its present and planned facilities are adequate for the anticipated needs of the Company.

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

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements against life insurers other than the Company.

The financial services industry, including mutual fund, variable annuity, life insurance and distribution companies, has also been the subject of increasing scrutiny by regulators, legislators and the media over the past few years. Numerous regulatory agencies, including the SEC, the NASD and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. The Company has been contacted by or received subpoenas from the SEC and the New York State Attorney General, who are investigating market timing in certain mutual funds offered in insurance products sponsored by the Company. The Company has cooperated with these investigations. Information requests from the New York State Attorney General and the SEC with respect to investigations into late trading and market timing were last responded to by the Company and its affiliates in December 2003 and April 2005, respectively, and no further information requests have been received with respect to these matters.

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation and revenue sharing arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance agreements, and funding agreements issued to back MTN programs. Related investigations and proceedings may be commenced in the future. The Company and/or its affiliates have been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to these investigations into compensation, revenue sharing and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, the use of side agreements and finite reinsurance agreements, and funding agreements backing the MTN program. The Company is cooperating with regulators in connection with these inquiries and will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass NMIC’s operations.

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

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum annual premium and attorneys’ fees. On February 2, 2006, the court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The court certified a class consisting of all residents of the United States who, during the class period from February 10, 1995 through February 2, 2006, purchased life insurance policies from NLIC that provided for guaranteed maximum premiums and who paid premiums on a modal basis to NLIC. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The case is currently set for trial on April 10, 2006. NLIC intends to defend this lawsuit vigorously.

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

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. The plaintiff raises claims for: (1) violations of the Federal Lanham Act, and common law unfair competition and defamation; (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders; (3) civil conspiracy; and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the complaint on June 1, 2004. On February 8, 2005 the court denied the motion to dismiss. On March 23, 2005, the Company filed its answer, and on December 30, 2005, the Company filed a motion for summary judgment. The Company intends to defend this lawsuit vigorously.

On October 31, 2003, NLIC and NLAIC were named in a lawsuit seeking class action status filed in the United States District Court for the District of Arizona entitled Robert Helman et al v. Nationwide Life Insurance Company et al. The suit challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, the plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or NLAIC which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. NLIC and NLAIC filed a motion to dismiss the complaint on May 24, 2004. On July 27, 2004, the court granted the motion to dismiss. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. NLIC and NLAIC intend to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 5, 2001 to include class action allegations and have subsequently amended their complaint three times. As amended, in the current complaint the plaintiffs seek to represent a class of ERISA qualified retirement plans that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that the Company breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by the Company, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On December 13, 2001, the plaintiffs filed a motion for class certification. The plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On July 6, 2004, the Company filed a Revised Memorandum in Support of Summary Judgment. The Company’s motion for summary judgment was denied with respect to all claims on February 24, 2006. The Company intends to defend this lawsuit vigorously.

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

ITEM 4    Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2005, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Class A common stock of NFS is traded on the New York Stock Exchange under the symbol “NFS.” As of February 21, 2006, NFS had 129,441 registered shareholders of Class A common stock.

There is no established public trading market for the Company’s Class B common stock. All 95,633,767 shares of Class B common stock are owned by Nationwide Corp.

The following table presents quarterly high, low and closing sales prices of NFS Class A common stock and cash dividends declared on such shares for each quarter of 2005 and 2004:

	Market price			Dividends declared
Quarter ended	High	Low	Closing
March 31, 2005	$38.47	$35.35	$35.90	$0.19
June 30, 2005	38.71	33.66	37.94	0.19
September 30, 2005	40.41	37.80	40.05	0.19
December 31, 2005	44.00	37.99	44.00	0.19

March 31, 2004	$38.86	$33.01	$36.05	$0.18
June 30, 2004	37.75	33.05	37.61	0.18
September 30, 2004	37.55	32.90	35.11	0.18
December 31, 2004	39.04	32.06	38.23	0.18

See Part I, Item 1—Business—Regulation—Regulation of Dividends and Other Payments from Insurance Subsidiaries for information regarding restrictions on the ability of NFS’ insurance subsidiaries to pay dividends to NFS.

Pursuant to the Nationwide Financial Services, Inc. Amended and Restated Stock Retainer Plan for Non-Employee Directors, 2,261 shares of Class A common stock were issued by NFS during the fourth quarter of 2005, at an average price of $41.71 per share, to NFS directors, who are not employees of NFS or its affiliates. This was a partial payment of the annual stock retainer paid by NFS to such directors in consideration of serving as directors of the Company. The annual stock retainer consists of a grant of shares of Class A common stock of the Company having a value of $32,500 and is paid in monthly installments. In addition, the directors receive an annual cash retainer of $32,500 (paid in monthly installments) and a stock option grant valued at $45,000. The Chairman of the Board receives a supplemental annual retainer of $40,000, paid one-half in cash and one-half in shares of the Company’s Class A common stock, for his additional duties. This supplemental retainer of cash and stock is also paid in monthly installments. The issuance of such shares in partial payment of the annual retainer is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder.

On August 3, 2005, the Company’s Board of Directors approved a stock repurchase program (the Program). The Program authorizes the Company to repurchase up to $300.0 million, in aggregate, in shares of its common stock in the open market, in block trades or otherwise, and through privately negotiated transactions. Such repurchases are to be made in compliance with all applicable laws and regulations, including SEC rules. The Program may be superseded or discontinued at any time.

During the year ended December 31, 2005, the Company repurchased 1,239,150 shares of common stock for an aggregate of $51.4 million at an average price per share of $41.47. These shares are classified as treasury stock in the consolidated balance sheets. The Company’s management will determine the timing and amount of any additional repurchases based upon its evaluation of market conditions, share price and other factors. The Company will continue to fund the Program using cash flows from operating activities. As of February 21, 2006, the Company had 56,731,908 shares of Class A common stock outstanding and 95,633,767 shares of Class B common stock outstanding.

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of NFS’ equity securities by NFS or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, during the Company’s fourth quarter:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate value) of shares (or units) that may yet be purchased under the plans or programs
October 2005	304,009	$39.49	301,350	$284,561,420
November 2005	373,833	41.38	373,400	269,110,655
December 2005	473,300	43.32	473,300	248,609,330

Total	1,151,142[1]	41.68	1,148,050

[1]

Represents 1,148,050 shares repurchased pursuant to the Program and 3,092 shares of Class A common stock purchased on the open market by The 401(k) Company as fund administrator of the Nationwide Financial Services, Inc. Common Stock Fund, an investment choice under the Nationwide Savings Plan, for the benefit of plan participants. The 401(k) Company is an indirect subsidiary of NFS.

See Part III, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for additional information required by this item.

ITEM 6    Selected Consolidated Financial Data

Five-Year Summary

	Years ended or as of December 31,
(in millions, except per share amounts)	2005	2004	2003	2002	2001
Statements of Income Data:
Total revenues	$4,339.9	$4,104.5	$3,886.6	$3,263.9	$3,056.6
Income from continuing operations	623.2	506.5	397.1	143.4	427.2
Net income	598.7	502.0	397.8	144.2	412.8

Earnings from continuing operations per common share:
Basic	$4.08	$3.33	$2.62	$1.08	$3.31
Diluted	$4.06	$3.31	$2.61	$1.08	$3.31

Earnings per common share:
Basic	$3.92	$3.30	$2.62	$1.09	$3.20
Diluted	$3.90	$3.28	$2.61	$1.09	$3.20

Weighted average common shares outstanding:
Basic	152.9	152.1	151.8	132.4	128.9
Diluted	153.6	152.9	152.3	132.6	129.2

Cash dividends declared per common share	$0.76	$0.72	$0.52	$0.51	$0.48
Balance Sheets Data:
Total assets	$116,159.9	$116,950.6	$111,088.2	$95,560.3	$91,960.9
Long-term debt	1,398.0	1,406.0	1,405.6	1,197.6	897.0
Shareholders’ equity	5,350.4	5,215.1	4,875.4	4,443.3	3,443.3
Book value per common share	$35.08	$34.20	$32.10	$29.25	$26.71

Segment Data:
Customer funds managed and administered:
Individual Investments	$51,227.6	$52,481.9	$49,333.9	$40,896.5	$42,186.7
Retirement Plans	82,998.5	76,661.2	64,224.3	45,524.8	47,289.2
Individual Protection	17,388.6	15,683.0	13,897.1	12,158.9	8,099.2
Corporate and Other	3,998.2	4,401.6	4,606.3	4,273.6	3,128.1

Total	$155,612.9	$149,227.7	$132,061.6	$102,853.8	$100,703.2

Pre-tax operating earnings (loss):
Individual Investments	$237.0	$234.4	$182.9	$(120.5)	$231.3
Retirement Plans	187.5	178.6	148.8	139.6	179.1
Individual Protection	258.2	242.7	215.5	188.1	189.8
Corporate and Other	55.7	58.6	54.8	18.2	(11.5)

Sales:
Individual Investments	$4,109.2	$5,338.5	$6,738.8	$7,330.3	$7,625.6
Retirement Plans	10,851.7	9,805.8	8,400.9	7,424.7	6,985.7
Individual Protection	1,825.2	1,766.8	1,722.5	1,543.3	1,540.6

Total	$16,786.1	$16,911.1	$16,862.2	$16,298.3	$16,151.9

As described in Part II, Item 7—MD&A—Overview—Discontinued Operations, the results of operations of Cap Pro Holding, Inc. (Cap Pro), Nationwide Financial Services (Bermuda), Ltd. (NFSB) and William J. Lynch & Associates, Inc. (TBG Lynch) are reflected as discontinued operations for 2005 and all prior years.

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

(i)

change in Nationwide Corp.’s control of the Company through its beneficial ownership of 94.4% of the combined voting power of all the outstanding common stock and 62.7% of the economic interest in the Company;

(ii)

NFS’ primary reliance, as a holding company, on dividends from its subsidiaries to meet debt service obligations and the applicable regulatory restrictions on the ability of NFS’ subsidiaries to pay such dividends;

(iii)

the potential impact on the Company’s reported net income and related disclosures that could result from the adoption of certain accounting and/or financial reporting standards issued by the FASB, the SEC or other standard-setting bodies;

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

(x)

changes in interest rates and the equity markets causing a reduction of investment income and/or asset fees; an acceleration of the amortization of DAC and/or value of business acquired (VOBA); or a reduction in the demand for the Company’s products;

(xi)

reduction in the value of the Company’s investment portfolio as a result of changes in interest rates and yields in the market as well as geopolitical conditions and the impact of political, regulatory, judicial, economic or financial events, including terrorism, affecting the market generally and companies in the Company’s investment portfolio specifically;

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

Overview

Following is management’s discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 2005. This discussion should be read in conjunction with the audited consolidated financial statements and related notes beginning on page F-1 of this report.

See Part I, Item 1—Business—Overview and Part I, Item 1—Business—Capital Stock Transactions for a description of the Company and its ownership structure.

Business Segments

Management of the Company views its business primarily based on the underlying products, and this is the basis used for defining its reportable segments. The Company reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes, discontinued operations and the cumulative effect of adoption of accounting principles to exclude: (1) net realized gains and losses on investments, hedging instruments and hedged items, except for operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes); (2) net realized gains and losses related to securitizations; and (3) the adjustment to amortization of DAC related to net realized gains and losses.

See Part I, Item 1—Business—Business Segments for a description of the components of each segment.

The following table summarizes pre-tax operating earnings (loss) by segment for the years ended December 31:

(dollars in millions)	2005	2004	Change	2003	Change
Individual Investments	$237.0	$234.4	1%	$182.9	28%
Retirement Plans	187.5	178.6	5%	148.8	20%
Individual Protection	258.2	242.7	6%	215.5	13%
Corporate and Other	55.7	58.6	(5)%	54.8	7%

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

Management makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are reported in realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair values of derivatives qualifying as fair value hedges and the related changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of derivatives that do not qualify for hedge accounting treatment; and periodic net coupon settlements on non-qualifying derivatives.

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

Profitability

The Company’s profitability largely depends on its ability to effectively price and manage risk on its various products, administer customer funds and control operating expenses. Lapse rates on existing contracts also impact profitability.

In particular, the Company’s profitability is driven by fee income on separate account products, general account asset levels and management’s ability to manage interest spread income. Interest spread income is comprised of net investment income, excluding any applicable allocated charges for invested capital, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company; performance of the investment portfolio, including the rate of prepayments; changes in market interest rates; the competitive environment; and other factors. In recent periods, management has taken actions to address low interest rate environments and the resulting impact on interest spread margins, including reducing commissions on fixed annuity sales, launching new products with new guaranteed rates, discontinuing the sale of its leading annual reset fixed annuities and invoking contractual provisions that limit the amount of variable annuity deposits allocated to the guaranteed fixed option. Also, the majority of new business now contains lower floor guarantees than were historically provided.

In addition, life insurance profits are significantly impacted by mortality, morbidity and persistency experience.

Discontinued Operations

During the year ended December 31, 2005, management decided to discontinue the following operations: (1) Cap Pro, a majority-owned subsidiary of NFS that provided broker/dealer, registered investment advisor and insurance agency services to producers of certain certified public accounting firms; (2) NFSB, a wholly-owned subsidiary of NFS that sold variable and fixed annuity products; and (3) TBG Lynch, a wholly-owned subsidiary of TBG Financial that distributes BOLI products. The Company’s 2005 loss on discontinued operations of $24.5 million, net of taxes, includes the following: (1) Cap Pro—$4.5 million, primarily related to goodwill impairment; (2) NFSB—$8.3 million, primarily related to a loss on the sale of the business; and (3) TBG Lynch—$11.7 million, the loss expected to be realized from the planned sale of the business; this loss was recognized as a reduction in related goodwill as of December 31, 2005. The results of operations of Cap Pro, NFSB and TBG Lynch are reflected as discontinued operations for 2005 and all prior years. See Note 2(n) to the audited consolidated financial statements included in the F pages of the report for additional information on discontinued operations.

Cumulative Effect of Adoption of Accounting Principle

The Company adopted Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1),

effective January 1, 2004, which resulted in a $3.4 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle. See Note 3 to the audited consolidated financial statements included in the F pages of this report for a complete description of SOP 03-1.

Critical Accounting Policies and Recently Issued Accounting Standards

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates.

The most critical estimates include those used to determine the following: the balance, recoverability and amortization of DAC for investment products and universal life insurance products; the balance and amortization of VOBA; impairment losses on investments; valuation allowances for mortgage loans on real estate; federal income tax provisions; goodwill impairment; the liability for future policy benefits; and pension and other postretirement employee benefits.

Note 2 and Note 3 to the audited consolidated financial statements included in the F pages of this report provide a summary of significant accounting policies and a discussion of recently issued accounting standards, respectively.

Deferred Policy Acquisition Costs for Investment Products and Universal Life Insurance Products

The Company has deferred the costs of acquiring investment products and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. Investment products primarily consist of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, COLI and other interest-sensitive life insurance policies. DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized gains and losses less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b) to the audited consolidated financial statements included in the F pages of this report.

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 8% growth per year. If actual net separate account performance varies from the 8% assumption, the Company assumes different performance levels over the next three years such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process generally limits returns to 0-15% during the three-year reversion period.

Changes in assumptions can have a significant impact on the amount of DAC reported for investment products and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense (referred to as DAC unlocking), which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

Management evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during this period of time, assumptions are required to be unlocked and DAC is recalculated using revised best estimate assumptions. Otherwise, DAC is not unlocked to reflect updated assumptions. If DAC assumptions were unlocked and revised, the Company would continue to use the reversion to the mean process.

For other investment products and universal life insurance products, DAC is adjusted each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently in the consolidated statements of income.

Value of Business Acquired

As a result of the acquisition of NFN in 2002 and the application of purchase accounting, the Company reports an intangible asset representing the estimated fair value of the business in force and the portion of the purchase price that was allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts existing as of the closing date of the NFN acquisition. The value assigned to VOBA was supported by an independent valuation study commissioned by the Company and executed by a team of qualified valuation experts, including actuarial consultants. The expected future cash flows used in determining such value were based on actuarially determined projections by major lines of business of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, changes in reserves, operating expenses, investment income and other factors. These projections considered all known or expected factors at the valuation date based on the judgment of management. The actual experience on purchased business, to some extent, has and may continue to vary from projections due to differences in renewal premiums, investment spreads, investment gains and losses, mortality and morbidity costs, or other factors.

Amortization of VOBA occurs with interest over the anticipated lives of the major lines of business to which it relates (initially ranging from 13 to 30 years) in relation to estimated gross profits, gross margins or premiums, as appropriate. If estimated gross profits, gross margins or premiums differ from expectations, the amortization of VOBA is adjusted on a retrospective or prospective basis, as appropriate. The VOBA asset related to investment products and universal life insurance products is adjusted annually for the impact of net unrealized gains and losses on securities available-for-sale had such gains and losses been realized and allocated to the product lines, as described in Note 2(b) to the audited consolidated financial statements included in the F pages of this report. The recoverability of VOBA is evaluated annually. If the evaluation indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business acquired, is insufficient to recover VOBA, the difference, if any, is charged to expense as accelerated amortization of VOBA.

For those products amortized in relation to estimated gross profits, the most significant assumptions involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 8%. If actual net separate account performance varies from the 8% assumption, the Company assumes different performance levels over the next three years such that the mean return equals the long-term assumption. The assumed net separate account return assumptions used in the VOBA models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s reversion to the mean process generally limits returns to 0-15% during the three-year reversion period.

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

Under the Company’s accounting policy for equity securities and debt securities that can be contractually prepaid or otherwise settled in a way that may limit the Company’s ability to fully recover cost, an impairment is deemed to be other-than-temporary unless the Company has both the ability and intent to hold the investment until the security’s forecasted recovery and evidence exists indicating that recovery will occur in a reasonable period of time. Also, for such debt securities management estimates cash flows over the life of purchased beneficial interests in securitized financial assets. If management estimates that the fair value of its beneficial interest is not greater than or equal to its carrying value based on current information and events, and if there has been an adverse change in estimated cash flows since the last revised estimate (considering both timing and amount), then the Company recognizes an other-than-temporary impairment and writes down the purchased beneficial interest to fair value.

For other debt securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to cost or amortized cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below cost or amortized cost; specific credit issues and financial prospects related to the issuer; management’s intent to hold or dispose of the security; and current economic conditions.

Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment.

Impairment losses are recorded on investments in long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Significant changes in the factors management considers when evaluating investments for impairment losses, including significant deterioration in the credit worthiness of individual issuers, could result in a significant change in impairment losses reported in the consolidated financial statements.

Valuation Allowances for Mortgage Loans on Real Estate

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When management determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. In addition to the valuation allowance on specific loans, the Company maintains an unallocated allowance for probable losses inherent in the loan portfolio as of the balance sheet date, but not yet specifically identified by loan. Changes in the valuation allowance are recorded in net realized gains and losses on investments, hedging instruments and hedged items. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by management and reflects management’s best estimate of probable credit losses, including losses incurred at the balance sheet date but not yet identified by specific loan. Management’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

Significant changes in the factors management considers in determining the valuation allowance for mortgage loans on real estate could result in a significant change in the valuation allowance reported in the consolidated financial statements.

Federal Income Taxes

Management provides for federal income taxes based on amounts it believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, management may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income.

The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (IRS), and the Company is currently under examination for the 2000-2002 tax years. Management has established tax reserves representing its best estimate of additional amounts it may be required to pay if certain tax positions it has taken are challenged and ultimately denied by the IRS. These reserves are reviewed regularly and are adjusted as events occur that management believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items, additional exposure based on current calculations, identification of new issues, release of administrative guidance or rendering of a court decision affecting a particular tax issue. Management believes its tax reserves reasonably provide for potential assessments that may result from IRS examinations and other tax-related matters for all open tax years.

A significant component of the tax reserve is related to the separate account dividends received deduction (DRD). The Company has not reached any final agreements with the IRS with respect to the DRD, and there can be no assurance that any such agreements will be reached. However, resolution of the separate account DRD and/or other identified issues could result in a potentially significant adjustment to the Company’s future results of operations.

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

Management believes that all judgments and assumptions made in connection with goodwill impairment testing are reasonable based on the underlying facts and circumstances evaluated. However, variances in actual results from expectations or changes in expectations for future cash flows, revenues and/or earnings could result in significant future goodwill impairment charges. Strategic restructurings also could result in the write-off of goodwill.

Future Policy Benefits

The process of calculating reserve amounts for a life insurance organization involves the use of a number of assumptions, including those related to persistency, mortality, morbidity and interest rates.

The Company calculates its liability for future policy benefits for investment products in the accumulation phase and universal life and variable universal life insurance policies as the policy account balance, which represents participants’ net premiums and deposits plus investment performance and interest credited less applicable contract charges.

The Company’s liability for funding agreements to an unrelated third party trust equals the balance that accrues to the benefit of the contractholder, including interest credited. The funding agreements constitute insurance obligations considered annuity contracts under Ohio insurance laws.

The liability for future policy benefits for traditional life insurance policies has been calculated by the net level premium method using interest rates varying from 5.4% to 6.0% and estimates of mortality, morbidity, investment yields and withdrawals that were used or being experienced at the time the policies were issued.

The liability for future policy benefits for payout annuities has been calculated using the present value of future benefits and maintenance costs discounted using interest rates varying from 3.0% to 13.0%. Also, as of December 31, 2005 and 2004, the calculated reserve was adjusted to reflect the incremental reserve that would be required if unrealized gains and losses had been realized and the proceeds reinvested at lower interest rates, which would have resulted in the use of a lower discount rate.

Pension and Other Postretirement Employee Benefits

Pension and other postretirement employee benefits (OPEB) assumptions are revised at least annually in conjunction with preparation of the Company’s Annual Report on Form 10-K. The 2005 pension expense for substantially all of the Company’s employees and certain agents totaled $16.5 million, an increase of $2.2 million over 2004 pension expense of $14.3 million. Expenses increased at the plan level primarily due to decreasing interest rates, reflected in a lower discount rate. The discount rate used to value cash flows was lowered to 5.00% to determine 2005 pension expense from 5.50% for 2004, and the long-term expected rate of return on plan assets was lowered to 6.75% for 2005 from 7.25% for 2004.

The 2005 and 2004 OPEB expense for substantially all of the Company’s employees and certain agents totaled $1.0 million and $2.5 million, respectively. The discount rate used to value cash flows was lowered to 5.70% to determine 2005 OPEB expense from 6.10% used in 2004, and the long-term expected rate of return on plan assets was lowered to 6.50% for 2005 from 7.00% for 2004.

Management employs a prospective building block approach in establishing the discount rate and the expected long-term rate of return on plan assets. This process is integrated with the determination of other economic assumptions such as salary scale. The discount rate is set by reference to the yield on high quality corporate bonds to reflect pension settlement rates. For December 31, 2005 and 2004, the reference bond portfolio was the Moody’s AA long term corporate bond index. For pension benefits, a downward adjustment of 50-75 basis points in the discount rate was included for plan administration and other expenses. Since the OPEB liability includes both claims and administration expenses, a similar downward adjustment was not appropriate for the OPEB discount rate. The historical real rate of return for the reference bonds is subtracted from the yield on these bonds to generate an assumed inflation rate. The expected real rates of return on various asset sub-classes are developed based on historic risk premiums for those sub-classes. The expected real rates of return, reduced for investment expenses, are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return varies by plan and changes when the plan’s target investment portfolio changes. The expected long-term rate of return on plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market do not impact the expected risk premiums. However, as the yield for the reference bonds fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

The following illustrates the impact of changes in individual assumptions (without changing any other assumption) on expenses in 2005: (1) a 50 basis point increase in the pension discount rate would have decreased 2005 pension expense by approximately 13%, while a 50 basis point decrease in the pension discount rate would have increased 2005 pension expense by approximately 29%; (2) a 50 basis point increase in the pension long-term expected rate of return would have decreased 2005 pension expense by approximately 12%, while a 50 basis point decrease in the pension long-term expected rate of return would have increased 2005 pension expense by approximately 12%; (3) a 50 basis point increase in the OPEB discount rate would have decreased 2005 OPEB expense by approximately 31%, while a 50 basis point decrease in the OPEB discount rate would have increased 2005 OPEB expense by approximately 31%; and (4) a 50 basis point increase in the OPEB long-term expected rate of return would have decreased 2005 OPEB expense by approximately 19%, while a 50 basis point decrease in the OPEB long-term expected rate of return would have increased 2005 OPEB expense by approximately 19%.

Results of Operations

2005 Compared to 2004

The following table summarizes the Company’s consolidated results of operations for the years ended December 31:

(dollars in millions)	2005	2004	Change
Revenues:
Policy charges:
Asset fees	$639.9	$620.7	3%
Cost of insurance charges	388.5	379.7	2%
Administrative fees	114.9	117.9	(3)%
Surrender fees	98.2	104.3	(6)%

Total policy charges	1,241.5	1,222.6	2%
Life insurance premiums	399.9	402.7	(1)%
Net investment income	2,343.9	2,231.7	5%
Net realized gains (losses) on investments, hedging instruments and hedged items	20.8	(32.2)	NM
Other	333.8	279.7	19%

Total revenues	4,339.9	4,104.5	6%

Benefits and expenses:
Interest credited to policyholder account values	1,380.9	1,328.3	4%
Other benefits and claims	574.9	548.6	5%
Policyholder dividends on participating policies	107.3	101.4	6%
Amortization of DAC	480.2	430.4	12%
Amortization of VOBA	45.0	52.3	(14)%
Interest expense	108.0	102.4	5%
Debt extinguishment costs	21.7	—	NM
Other operating expenses	866.1	867.7	—

Total benefits and expenses	3,584.1	3,431.1	4%

Income from continuing operations before federal income tax expense	755.8	673.4	12%
Federal income tax expense	132.6	166.9	(21)%

Income from continuing operations	623.2	506.5	23%
Discontinued operations, net of taxes	(24.5)	(1.1)	NM
Cumulative effect of adoption of accounting principles, net of taxes	—	(3.4)	NM

Net income	$598.7	$502.0	19%

Excluding additional federal income tax benefits recorded during the third and fourth quarters of 2005 as discussed below and the impact of discontinued operations described previously, the increase in net income primarily was driven by higher interest spread income and other income; the recognition of net realized gains on investments, hedging instruments and hedged items in 2005 compared to net losses in 2004; and increased asset fees. Higher amortization of DAC, increased other benefits and claims and debt extinguishment costs partially offset the overall improvement.

The increase in interest spread income was driven by the Corporate and Other and Individual Investments segments. Within Corporate and Other, higher interest spread income was due to increased invested asset levels primarily as a result of higher excess capital and surplus retained in the Corporate and Other segment and improved earnings from common stock and real estate investments. The increase in interest spread income within the Individual Investments segment primarily resulted from a higher level of invested assets and lower crediting rates.

The increase in other income primarily was attributable to the Retirement Plans segment due to higher asset-based fees from improving equity markets; revenue earned by RIA, which was acquired during the first quarter of 2005; and growth in trust and administration-only products.

The Company recorded net realized gains on investments, hedging instruments and hedged items during 2005 compared to net realized losses in 2004 primarily due to a significant decline in impairment charges.

Asset fees rose primarily due to increases in both average separate account values and the average asset fee rate charged in the Individual Investments segment.

Higher amortization of DAC primarily occurred within the Individual Investments segment due to increased variable annuity revenues. Fixed annuity true-ups and unlocking also contributed to the increase.

The increase in other benefits and claims primarily was driven by an increase in immediate annuity business and growth in contracts containing guaranteed living benefits within the Individual Investments segment. Additionally, Individual Protection benefits and claims increased primarily as a result of increased insurance in force and a corresponding net amount at risk.

During the third quarter of 2005, the Company paid $206.2 million to redeem all of its outstanding 7.10% junior subordinated debentures due October 1, 2028, which in turn caused the redemption by Nationwide Financial Services Capital Trust II of its outstanding 7.10% Trust Preferred Securities and 7.10% Trust Common Securities. As a result of this transaction, the Company incurred debt extinguishment costs of $21.7 million for accelerated amortization of unamortized debt issuance costs, including a deferred loss on previous hedging transactions. These amounts otherwise would have been recognized through 2028.

Also during the third quarter of 2005, the Company refined its separate account DRD estimation process. As a result, the Company identified and recorded additional federal income tax benefits and recoverables in the amount of $42.6 million related to all open tax years (2000 – 2005). In addition, the Company recorded $5.6 million of net benefit adjustments in the third quarter of 2005, primarily related to differences between the estimated tax liability and the amounts reported on the Company’s tax returns and revised estimates of permanent income tax deductions expected to be generated in 2005. During the fourth quarter of 2005, the Company revised the estimate for the separate account DRD and recorded an additional federal income tax benefit of $8.0 million based on additional information available at year end. Therefore, the full year 2005 effective tax rate of 17.5% was lower than the 2004 rate of 24.8% primarily due to the additional DRD recorded in 2005 compared to 2004.

2004 Compared to 2003

The following table summarizes the Company’s consolidated results of operations for the years ended December 31:

(dollars in millions)	2004	2003	Change
Revenues:
Policy charges:
Asset fees	$620.7	$547.2	13%
Cost of insurance charges	379.7	371.3	2%
Administrative fees	117.9	107.7	9%
Surrender fees	104.3	94.2	11%

Total policy charges	1,222.6	1,120.4	9%
Life insurance premiums	402.7	426.2	(6)%
Net investment income	2,231.7	2,198.0	2%
Net realized losses on investments, hedging instruments and hedged items	(32.2)	(70.6)	NM
Other	279.7	212.6	32%

Total revenues	4,104.5	3,886.6	6%

Benefits and expenses:
Interest credited to policyholder account values	1,328.3	1,367.6	(3)%
Other benefits and claims	548.6	581.7	(6)%
Policyholder dividends on participating policies	101.4	105.7	(4)%
Amortization of DAC	430.4	394.6	9%
Amortization of VOBA	52.3	46.4	13%
Interest expense	102.4	95.8	7%
Other operating expenses	867.7	779.1	11%

Total benefits and expenses	3,431.1	3,370.9	2%

Income from continuing operations before federal income tax expense	673.4	515.7	31%
Federal income tax expense	166.9	118.6	41%

Income from continuing operations	506.5	397.1	28%
Discontinued operations, net of taxes	(1.1)	1.3	NM
Cumulative effect of adoption of accounting principle, net of taxes	(3.4)	(0.6)	NM

Net income	$502.0	$397.8	26%

The increase in net income primarily was driven by higher asset fees, interest spread income and other income and declines in net realized losses on investments, hedging instruments and hedged items and other benefits and claims. Higher other operating expenses and amortization of DAC partially offset the overall increase.

Higher asset fees were due to changes in the market value of the investment options underlying the account values, which followed the general upward trends of the equity markets.

The increase in interest spread income primarily occurred in the Individual Investments segment and was due to higher income from mortgage loan prepayment penalties and bond call premiums along with increased average account values.

Other income increased due to more private sector retirement plans being sold through NTC and increased activity related to securitizations and structured products.

The decline in net realized losses on investments, hedging instruments and hedged items was driven by an improving market and credit environment and the impact of market pricing and portfolio alignment. Other-than-temporary and other investment impairments were positively impacted by the improved credit environment.

Other benefits and claims decreased primarily due to lower GMDB benefits driven by improved equity markets and favorable mortality in the Individual Protection segment.

The increase in other operating expenses reflects higher advertising and promotion and employee compensation and benefits expenses.

Higher amortization of DAC primarily was attributable to the Individual Investments segment due to higher gross margins on the underlying business.

The effective tax rate for 2004 was 24.8% compared to 23.0% in 2003. The increase was due to permanent items that grew at a lower rate (8%) than pre-tax earnings (31%). The increase in the permanent tax deductions was due to the release of the Phase III tax liability driven by changes in the tax law enacted in 2004, partially offset by an increase in valuation allowance for a consolidated subsidiary, while the separate account DRD remained fairly constant.

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

As calculated and analyzed by management, statutory premiums and deposits on individual and group annuities and life insurance products calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and deposits on administration-only group retirement plans and the advisory services program are adjusted as described below to arrive at sales.

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

Sales, as reported by the Company, are stated net of internal replacements, which management believes provides a more meaningful disclosure of production in a given period. In addition, the Company’s definition of sales excludes funding agreements issued under the Company’s MTN program; asset transfers associated with large case BOLI and large case retirement plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, their production flows potentially can mask trends in the underlying business and thus do not provide meaningful comparisons and analyses.

Management believes that the presentation of sales as measured for management purposes enhances the understanding of the Company’s business and helps depict longer-term trends that may not be apparent in the results of operations due to differences between the timing of sales and revenue recognition.

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

See Part I, Item 1—Business—Overview for a description of the Company’s sales distribution network.

2005 Compared to 2004

The following table summarizes sales by product and segment for the years ended December 31:

(dollars in millions)	2005	2004	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$3,135.5	$3,674.3	(15)%
Private label annuities	346.6	449.0	(23)%
NFN and other	4.7	7.0	(33)%

Total individual variable annuities	3,486.8	4,130.3	(16)%
Individual fixed annuities	194.4	858.8	(77)%
Income products	196.7	168.4	17%
Advisory services program	231.3	181.0	28%

Total Individual Investments	4,109.2	5,338.5	(23)%

Retirement Plans
Private sector pension plans:
The BEST of AMERICA annuity products	1,407.8	1,679.7	(16)%
The BEST of AMERICA trust products	3,974.9	3,232.0	23%
The 401(k) Company	1,342.3	893.1	50%
NFN products	205.9	335.8	(39)%
Other	39.1	28.1	39%

Total private sector pension plans	6,970.0	6,168.7	13%

Public sector pension plans:
IRC Section 457 annuities	1,544.8	1,514.2	2%
Administration-only agreements	2,336.9	2,122.9	10%

Total public sector pension plans	3,881.7	3,637.1	7%

Total Retirement Plans	10,851.7	9,805.8	11%

Individual Protection
Corporate-owned life insurance	657.5	564.5	16%
Traditional/universal life insurance	512.7	506.9	1%
The BEST of AMERICA variable life series	426.0	439.6	(3)%
NFN variable life products	229.0	255.8	(10)%

Total Individual Protection	1,825.2	1,766.8	3%

Total sales	$16,786.1	$16,911.1	(1)%

See Part II, Item 7—MD&A—Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the years ended December 31:

(dollars in millions)	2005	2004	Change
Non-affiliated:
Independent broker/dealers	$5,007.2	$5,000.0	—
Financial institutions	1,808.0	2,618.5	(31)%
Wirehouse and regional firms	1,912.5	1,992.1	(4)%
Pension plan administrators	469.0	476.1	(1)%
Life insurance specialists	382.4	382.8	—
CPA channel	258.8	223.2	16%

Total non-affiliated sales	9,837.9	10,692.7	(8)%

Affiliated:
NRS	3,914.7	3,665.9	7%
The 401(k) Company	1,342.3	893.1	50%
Nationwide agents	757.8	714.3	6%
NFN producers	658.0	760.9	(14)%
TBG Financial	275.4	184.2	50%

Total affiliated sales	6,948.2	6,218.4	12%

Total sales	$16,786.1	$16,911.1	(1)%

The slight decrease in total sales primarily was driven by continued challenges within the Individual Investments segment, which was negatively impacted by the Company’s announced exit from the offshore fixed annuity business in the second quarter of 2005 due to a challenging rate environment that depressed margins on this business. In addition, the variable annuity line experienced lower sales of The BEST of AMERICA products, especially the MarketFLEX product. The overall decline in sales partially was offset by strong sales in the Retirement Plans segment, led by small 401(k) plan sales at The 401(k) Company.

Sales generated by financial institutions declined primarily due to intense competition in fixed annuity sales and the impact of the exit from the offshore fixed annuity market mentioned above. The overall decline was partially offset by increases in sales in both the Individual Protection and Retirement Plans segments.

Sales generated by The 401(k) Company continued to grow primarily due to recurring flows from the addition of four large plans during the fourth quarter of 2004.

NRS sales growth continued primarily due to recurring deposits from the State of New York, the State of California and the City of Phoenix cases and higher than anticipated rates of plan transfers.

2004 Compared to 2003

The following table summarizes sales by product and segment for the years ended December 31:

(dollars in millions)	2004	2003	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$3,674.3	$4,066.8	(10)%
Private label annuities	449.0	659.3	(32)%
NFN and other	7.0	9.3	(25)%

Total individual variable annuities	4,130.3	4,735.4	(13)%
Individual fixed annuities	858.8	1,824.5	(53)%
Income products	168.4	153.2	10%
Advisory services program	181.0	25.7	NM

Total Individual Investments	5,338.5	6,738.8	(21)%

Retirement Plans
Private sector pension plans:
The BEST of AMERICA annuity products	1,679.7	2,034.9	(17)%
The BEST of AMERICA trust products	3,232.0	2,110.2	53%
The 401(k) Company	893.1	681.0	31%
NFN products	335.8	366.4	(8)%
Other	28.1	31.0	(9)%

Total private sector pension plans	6,168.7	5,223.5	18%

Public sector pension plans:
IRC Section 457 annuities	1,514.2	1,442.4	5%
Administration-only agreements	2,122.9	1,735.0	22%

Total public sector pension plans	3,637.1	3,177.4	14%

Total Retirement Plans	9,805.8	8,400.9	17%

Individual Protection
Corporate-owned life insurance	564.5	545.0	4%
Traditional/universal life insurance	506.9	477.9	6%
The BEST of AMERICA variable life series	439.6	435.4	1%
NFN variable life products	255.8	264.2	(3)%

Total Individual Protection	1,766.8	1,722.5	3%

Total sales	$16,911.1	$16,862.2	—

See Part II, Item 7—MD&A—Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the years ended December 31:

(dollars in millions)	2004	2003	Change
Non-affiliated:
Independent broker/dealers	$5,000.0	$4,541.8	10%
Financial institutions	2,618.5	3,758.2	(30)%
Wirehouse and regional firms	1,992.1	1,995.0	—
Pension plan administrators	476.1	574.8	(17)%
Life insurance specialists	382.8	387.5	(1)%
CPA channel	223.2	73.3	205%

Total non-affiliated sales	10,692.7	11,330.6	(6)%

Affiliated:
NRS	3,665.9	3,209.9	14%
The 401(k) Company	893.1	680.9	31%
Nationwide agents	714.3	686.3	4%
NFN producers	760.9	793.6	(4)%
TBG Financial	184.2	160.9	14%

Total affiliated sales	6,218.4	5,531.6	12%

Total sales	$16,911.1	$16,862.2	—

The slight increase in total sales primarily was driven by strong sales in the Retirement Plans segment, led by The 401(k) Company and NRS. These gains were almost entirely offset by lower sales in the Individual Investments segment, especially in fixed annuities.

Sales through the independent broker/dealer channel increased due to growth in group annuity and private sector retirement plan sales.

NRS sales growth was driven by rollover activity from existing participants’ previous employer sponsored plans into existing accounts due to pension reform legislation that expanded the portability of public sector plan assets. Also contributing to the increase were participant contributions from the State of New York, the State of New Mexico and the IAFF cases acquired during 2003 and the addition of the City of Phoenix plan in 2004.

Sales generated by The 401(k) Company continued to grow as a result of employee salary deferrals on several new cases and companies’ profit sharing contributions made in March and April of 2004.

Sales generated by financial institutions declined primarily due to planned reductions in fixed annuity sales and the effects of changes made to the fixed option of variable annuity products.

Business Segments

Individual Investments

2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(dollars in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$461.9	$435.5	6%
Administrative fees	16.2	15.7	3%
Surrender fees	62.1	62.2	—

Total policy charges	540.2	513.4	5%
Premiums on income products	102.9	90.8	13%
Net investment income	869.9	872.8	—
Other	1.5	0.4	NM

Total revenues	1,514.5	1,477.4	3%

Benefits and expenses:
Interest credited to policyholder account values	589.1	606.1	(3)%
Other benefits and claims	155.4	139.2	12%
Amortization of DAC	329.3	276.1	19%
Amortization of VOBA	7.2	7.5	(4)%
Other operating expenses	196.5	214.1	(8)%

Total benefits and expenses	1,277.5	1,243.0	3%

Pre-tax operating earnings	$237.0	$234.4	1%

Other Data
Sales:
Individual variable annuities	$3,486.8	$4,130.3	(16)%
Individual fixed annuities	194.4	858.8	(77)%
Income products	196.7	168.4	17%
Advisory services program	231.3	181.0	28%

Total sales	$4,109.2	$5,338.5	(23)%

Average account values:
General account	$15,966.7	$16,211.1	(2)%
Separate account	35,600.5	34,198.8	4%
Advisory services program	309.3	99.1	NM

Total average account values	$51,876.5	$50,509.0	3%

Account values as of period end:
Individual variable annuities	$40,796.0	$41,481.9	(2)%
Individual fixed annuities	8,041.8	8,902.5	(10)%
Income products	1,978.3	1,901.6	4%
Advisory services program	411.5	195.9	110%

Total account values	$51,227.6	$52,481.9	(2)%

GMDB—Net amount at risk, net of reinsurance	$184.3	$305.4	(40)%
GMDB—Reserves, net of reinsurance	$27.2	$23.7	15%
Pre-tax operating earnings to average account values	0.46%	0.46%

The slight increase in pre-tax operating earnings primarily was driven by higher asset fees, lower other operating expenses, additional interest spread income and increased premiums on income products, offset by increases in amortization of DAC and other benefits and claims.

Asset fees rose due to increases in both average separate account values and the average asset fee rate charged. The average variable asset fee rate increased from 1.27% to 1.30% as new business sold with higher-risk features influenced the overall average rate. The increase in average separate account values primarily was due to the general upward trend in the equity and fixed income markets offset in part by withdrawals that exceeded new deposits.

Other operating expenses improved primarily due to lower sales incentives and reduced technology expenses.

The following table summarizes the interest spread on Individual Investments segment average general account values for the years ended December 31:

	2005	2004
Net investment income	5.56%	5.52%
Interest credited	3.65%	3.74%

Interest spread on average general account values	1.91%	1.78%

Interest spread margins widened during 2005 to 191 basis points compared to 178 basis points in 2004. Included in 2005 were 20 basis points, or $33.0 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 12 basis points, or $19.5 million, in 2004. The higher interest rate environment in 2005 relative to 2004 eased the pressure on margins due to the interest rate floors contained in certain annuity contracts and contributed to increased margins. For 2006, the Company expects interest spread margins to tighten in this segment and projects full year spreads of 185 to 190 basis points, including a nominal level of prepayment activity.

The increase in premiums on income products was driven by improving the competitiveness of the Company’s immediate annuity products by increasing the fixed purchase rate offered.

Higher amortization of DAC primarily was due to increased variable annuity revenues. Fixed annuity true-ups and unlocking also contributed to the increase.

The increase in benefits and claims primarily was driven by increased premiums from immediate annuity products and growth in contracts containing guaranteed living benefits.

The decrease in fixed annuity sales was due to the competitive interest rate environment and the Company’s exit from the offshore fixed annuity business in the second quarter of 2005 as discussed earlier. In addition, the variable annuity line experienced lower sales of The BEST of AMERICA products, especially the MarketFLEX product, consistent with industry-wide declines.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December 31, 2005:

	Ratchet		Reset
(dollars in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,388.5	4.13%
Minimum interest rate of 3.00% to 3.49%	2,976.0	4.94%	5,856.6	3.09%
Minimum interest rate lower than 3.00%	886.4	3.26%	353.5	3.10%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A

Total deferred individual fixed annuities	$3,862.4	4.55%	$7,598.6	3.28%

	Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,388.5	4.13%
Minimum interest rate of 3.00% to 3.49%	—	N/A	8,832.6	3.71%
Minimum interest rate lower than 3.00%	7.9	3.41%	1,247.8	3.22%
MVA with no minimum interest rate guarantee	1,543.8	3.01%	1,543.8	3.01%

Total deferred individual fixed annuities	$1,551.7	3.01%	$13,012.7	3.63%

2004 Compared to 2003

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(dollars in millions)	2004	2003	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$435.5	$370.9	17%
Administrative fees	15.7	12.1	30%
Surrender fees	62.2	56.0	11%

Total policy charges	513.4	439.0	17%
Premiums on income products	90.8	93.4	(3)%
Net investment income	872.8	860.4	1%
Other	0.4	—	NM

Total revenues	1,477.4	1,392.8	6%

Benefits and expenses:
Interest credited to policyholder account values	606.1	637.5	(5)%
Other benefits and claims	139.2	160.5	(13)%
Amortization of DAC	276.1	228.3	21%
Amortization of VOBA	7.5	6.3	19%
Other operating expenses	214.1	177.3	21%

Total benefits and expenses	1,243.0	1,209.9	3%

Pre-tax operating earnings	$234.4	$182.9	28%

Other Data
Sales:
Individual variable annuities	$4,130.3	$4,735.4	(13)%
Individual fixed annuities	858.8	1,824.5	(53)%
Income products	168.4	153.2	10%
Advisory services program	181.0	25.7	NM

Total sales	$5,338.5	$6,738.8	(21)%

Average account values:
General account	$16,211.1	$15,340.9	6%
Separate account	34,198.8	29,170.6	17%
Advisory services program	99.1	7.8	NM

Total average account values	$50,509.0	$44,519.3	13%

Account values as of period end:
Individual variable annuities	$41,481.9	$38,835.9	7%
Individual fixed annuities	8,902.5	8,630.7	3%
Income products	1,901.6	1,840.7	3%
Advisory services program	195.9	26.6	NM

Total account values	$52,481.9	$49,333.9	6%

GMDB—Net amount at risk, net of reinsurance	$305.4	$1,000.0	(69)%
GMDB—Reserves, net of reinsurance	$23.7	$21.8	9%
Pre-tax operating earnings to average account values	0.46%	0.41%

The increase in pre-tax operating earnings primarily was driven by higher asset fees, additional interest spread income and lower other benefits and claims, partially offset by increases in amortization of DAC and other operating expenses.

The increase in asset fees were primarily due to changes in the market value of the investment options underlying the account values, which followed the general trends of the equity markets.

The following table summarizes the interest spread on Individual Investments segment average general account values for the years ended December 31:

	2004	2003
Net investment income	5.52%	5.78%
Interest credited	3.74%	4.16%

Interest spread on average general account values	1.78%	1.62%

In addition to higher general account assets, interest spread margins widened during 2004 to 178 basis points compared to 162 basis points in 2003. Included in 2004 were 12 basis points, or $19.5 million, of prepayment income on mortgage loans and bond call premiums compared to 5 basis points, or $8.2 million, in 2003. The higher interest rate environment in 2004 relative to 2003 eased the pressure on margins due to the interest rate floors contained in certain annuity contracts and contributed to increased margins.

The decrease in other benefits and claims primarily reflects lower GMDB costs in 2004. GMDB exposure declined from the average levels experienced in 2003. This exposure moderated due to the general upward trends of the equity markets in 2004 and resulted in reduced benefit payments and lower provisions for future benefits.

Higher amortization of DAC resulted from increased gross margins on the underlying business.

The increase in other operating expenses was driven by two primary factors. First, asset-based trail compensation increased due to growth in account values. The second factor was increased expenses primarily related to advertising and promotion as well as employee compensation and benefits.

Sales declines primarily were attributable to lower sales of fixed annuities as described previously.

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

Retirement Plans

In recent years, an increasing amount of business has been sold through the Company’s trust products rather than group annuity contracts due to the Company’s significant investment in NTC to develop trust product capabilities not prevalent elsewhere in the market.

2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(dollars in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$137.8	$150.8	(9)%
Administrative fees	8.7	8.9	(2)%
Surrender fees	8.2	12.1	(32)%

Total policy charges	154.7	171.8	(10)%
Net investment income	661.4	647.6	2%
Other	257.6	188.5	37%

Total revenues	1,073.7	1,007.9	7%

Benefits and expenses:
Interest credited to policyholder account values	455.0	446.1	2%
Amortization of DAC	47.4	39.9	19%
Amortization of VOBA	3.5	4.7	(26)%
Other operating expenses	380.3	338.6	12%

Total benefits and expenses	886.2	829.3	7%

Pre-tax operating earnings	$187.5	$178.6	5%

Other Data
Sales:
Private sector	$6,970.0	$6,168.7	13%
Public sector	3,881.7	3,637.1	7%

Total sales	$10,851.7	$9,805.8	11%

Average account values:
General account	$10,881.2	$10,175.6	7%
Separate account	19,792.0	20,287.9	(2)%
Non-insurance assets	12,500.3	8,315.6	50%
Administration-only	36,217.3	30,078.1	20%

Total average account values	$79,390.8	$68,857.2	15%

Account values as of period end:
Private sector	$42,906.5	$37,736.0	14%
Public sector	40,092.0	38,925.2	3%

Total account values	$82,998.5	$76,661.2	8%

Pre-tax operating earnings to average account values	0.24%	0.26%

The increase in pre-tax operating earnings was driven by higher other income, partially offset by higher other operating expenses, lower policy charges and higher amortization of DAC.

The increase in other income, which includes fees for administration-only cases and NTC business, was due to higher average variable assets, increased equity returns, NTC business growth, small case 401(k) asset growth and RIA revenue.

The increase in other operating expenses reflects higher trail commissions from increased average variable assets, higher NTC deposit commissions associated with business growth and inclusion of expenses related to the newly acquired RIA business early in 2005.

The decline in policy charges was driven by nearly all new contract sales coming from NTC non-annuity contracts, whose fees are recorded as other income versus policy charges, and continued surrenders of group annuity contracts.

The increase in amortization of DAC was related to changes in private sector amortization assumptions driven by actual experience for the declining block of group annuity business.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the periods indicated:

	2005	2004
Net investment income	6.08%	6.36%
Interest credited	4.18%	4.38%

Interest spread on average general account values	1.90%	1.98%

Interest spread margins declined to 190 basis points in 2005 compared to 198 basis points for 2004. Included in 2005 were 20 basis points, or $22.2 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 18 basis points, or $17.9 million, in 2004. Excluding the impact from prepayment activity, the decrease in margins was driven by the combination of long-duration higher yielding assets rolling over into lower yielding assets as yields on new cash flows are below the portfolio rate. For 2006, the Company expects interest spread margins to continue to tighten in this segment and projects full year spreads of 180 to 185 basis points, including a nominal level of prepayment activity.

Private sector sales increases continue to be driven by additional production through the independent broker/dealers and financial institutions channels and growth at The 401(k) Company primarily due to flows associated with the addition of four large plans during the fourth quarter of 2004.

The increase in public sector sales was due to growth in large cases, including the State of New York, the State of California, the State of Maryland, the State of Florida and the City of Phoenix plans. Growth in the State of New York plan occurred due to increased participation at the state level, along with increased adoption of the state’s plan by smaller entities, which added large numbers of eligible participants. The increased sales in the State of California and the City of Phoenix plans primarily were due to higher plan transfers. The majority of the increases related to the State of Maryland and the State of Florida plans were associated with the re-introduction of the state funded 401(a) plan.

2004 Compared to 2003

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(dollars in millions)	2004	2003	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$150.8	$146.9	3%
Administrative fees	8.9	8.8	1%
Surrender fees	12.1	5.7	112%

Total policy charges	171.8	161.4	6%
Net investment income	647.6	662.9	(2)%
Other	188.5	129.0	46%

Total revenues	1,007.9	953.3	6%

Benefits and expenses:
Interest credited to policyholder account values	446.1	458.9	(3)%
Amortization of DAC	39.9	45.7	(13)%
Amortization of VOBA	4.7	2.0	135%
Other operating expenses	338.6	297.9	14%

Total benefits and expenses	829.3	804.5	3%

Pre-tax operating earnings	$178.6	$148.8	20%

Other Data
Sales:
Private sector	$6,168.7	$5,223.5	18%
Public sector	3,637.1	3,177.4	14%

Total sales	$9,805.8	$8,400.9	17%

Average account values:
General account	$10,175.6	$9,786.0	4%
Separate account	20,287.9	18,743.7	8%
Non-insurance assets	8,315.6	4,312.4	93%
Administration-only	30,078.1	22,590.3	33%

Total average account values	$68,857.2	$55,432.4	24%

Account values as of period end:
Private sector	$37,736.0	$29,678.9	27%
Public sector	38,925.2	34,545.4	13%

Total account values	$76,661.2	$64,224.3	19%

Pre-tax operating earnings to average account values	0.26%	0.27%

The increase in pre-tax operating earnings primarily was due to growth in other income and policy charges, partially offset by higher other operating expenses.

Other income increased due to growth in private sector retirement plans being sold through NTC and continued growth in administration-only business in public sector.

Higher policy charges were due to increased surrender fees as a greater percentage of plans surrendered within the surrender charge period. In addition, asset fees rose due to higher average separate account values.

The increase in other operating expenses is reflective of the growth in plans and participants in both the public sector and private sector businesses, combined with investments in information technology to enhance the defined contribution record-keeping platform. Higher employee benefit, marketing and advertising expenses also contributed to the increase.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the years ended December 31:

	2004	2003
Net investment income	6.36%	6.77%
Interest credited	4.38%	4.69%

Interest spread on average general account values	1.98%	2.08%

Interest spread declined to 198 basis points in 2004 compared to 208 basis points in 2003. Included in 2004 were 18 basis points, or $17.9 million, of prepayment income on mortgage loans and bond call premiums compared to 21 basis points, or $20.3 million, in 2003. Excluding the effects of prepayment income, the decrease primarily was due to spread compression associated with prepayment activity and lower reinvestment rates on prepaying assets.

The increase in private sector retirement plan sales was due to an increased distribution force, the acquisition of larger than average cases in the small to mid-size market, and higher sales at The 401(k) Company, which focuses on the large plan market. The increase in public sector sales reflects the addition of deposits into the State of New York, the State of New Mexico, the City of Phoenix and the IAFF plans. In addition, recently implemented pension reform legislation expanded the portability of public plan assets, leading to increased rollover activity from existing participants’ previous employer-sponsored plans into existing accounts.

Individual Protection

2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(dollars in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$40.2	$34.4	17%
Cost of insurance charges	388.5	379.7	2%
Administrative fees	90.0	93.3	(4)%
Surrender fees	27.9	30.0	(7)%

Total policy charges	546.6	537.4	2%
Life insurance premiums	297.0	311.9	(5)%
Net investment income	475.1	467.9	2%
Other	29.8	32.9	(9)%

Total revenues	1,348.5	1,350.1	—

Benefits and expenses:
Interest credited to policyholder account values	190.7	189.4	1%
Other benefits and claims	419.5	409.4	2%
Policyholder dividends on participating policies	107.3	101.4	6%
Amortization of DAC	102.7	114.4	(10)%
Amortization of VOBA	34.3	40.1	(14)%
Other operating expenses	235.8	252.7	(7)%

Total benefits and expenses	1,090.3	1,107.4	(2)%

Pre-tax operating earnings	$258.2	$242.7	6%

Other Data
Sales:
Corporate-owned life insurance	$657.5	$564.5	16%
Traditional/universal life insurance	512.7	506.9	1%
The BEST of AMERICA variable life series	426.0	439.6	(3)%
NFN variable life products	229.0	255.8	(10)%

Total sales	$1,825.2	$1,766.8	3%

Policy reserves as of period end:
Individual investment life insurance	$5,329.5	$4,962.1	7%
Corporate investment life insurance	6,744.6	5,444.1	24%
Traditional life insurance	4,225.2	4,278.9	(1)%
Universal life insurance	1,089.3	997.9	9%

Total policy reserves	$17,388.6	$15,683.0	11%

Insurance in force as of period end:
Individual investment life insurance	$57,021.7	$56,836.7	—
Corporate investment life insurance	23,635.5	10,904.1	117%
Traditional life insurance	36,589.3	32,979.4	11%
Universal life insurance	9,114.6	8,505.5	7%

Total insurance in force	$126,361.1	$109,225.7	16%

Higher pre-tax operating earnings were driven by lower other operating expenses and amortization of DAC and higher cost of insurance charges. A decline in life insurance premiums and increased other benefits and claims partially offset the overall increase.

Lower other operating expenses primarily resulted from a decline in commissions due to a shift in mix to products with lower commission rates. Also contributing to the increase were higher capitalization of certain software charges related to a systems consolidation project with an increase in the amounts eligible to be capitalized and additional mutual fund expense reimbursements from increased separate account values.

The decrease in amortization of DAC was attributable to a true-up in the universal life business related to favorable mortality experience.

The increase in cost of insurance charges reflects a growing block of investment and universal life business with increased insurance in force. The aging of the block generally tends to increase the cost of insurance charged.

Life insurance premiums decreased due to the expected decline of the NFN closed block, lower fixed life sales and the impact of changes in reinsurance coverage from yearly renewable term to coinsurance in the traditional life portfolio.

The other benefits and claims increase was due to adverse mortality experience compared to 2004. In addition, benefit charges increased in the fixed and variable universal life and traditional life businesses due to increased insurance in force.

Higher sales were driven by improved COLI sales, partially offset by declines in variable life production. The increase in COLI sales was driven by several large cases that closed during 2005 and a more favorable legislative environment.

2004 Compared to 2003

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(dollars in millions)	2004	2003	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$34.4	$29.4	17%
Cost of insurance charges	379.7	371.3	2%
Administrative fees	93.3	86.8	7%
Surrender fees	30.0	32.5	(8)%

Total policy charges	537.4	520.0	3%
Life insurance premiums	311.9	332.8	(6)%
Net investment income	467.9	462.6	1%
Other	32.9	33.3	(1)%

Total revenues	1,350.1	1,348.7	—

Benefits and expenses:
Interest credited to policyholder account values	189.4	193.3	(2)%
Other benefits and claims	409.4	421.2	(3)%
Policyholder dividends on participating policies	101.4	105.7	(4)%
Amortization of DAC	114.4	120.6	(5)%
Amortization of VOBA	40.1	38.1	5%
Other operating expenses	252.7	254.3	(1)%

Total benefits and expenses	1,107.4	1,133.2	(2)%

Pre-tax operating earnings	$242.7	$215.5	13%

Other Data
Sales:
Corporate-owned life insurance	$564.5	$545.0	4%
Traditional/universal life insurance	506.9	477.9	6%
The BEST of AMERICA variable life series	439.6	435.4	1%
NFN variable life products	255.8	264.2	(3)%

Total sales	$1,766.8	$1,722.5	3%

Policy reserves as of period end:
Individual investment life insurance	$4,962.1	$4,443.8	12%
Corporate investment life insurance	5,444.1	4,401.5	24%
Traditional life insurance	4,278.9	4,155.0	3%
Universal life insurance	997.9	896.8	11%

Total policy reserves	$15,683.0	$13,897.1	13%

Insurance in force as of period end:
Individual investment life insurance	$56,836.7	$56,478.4	1%
Corporate investment life insurance	10,904.1	9,263.3	18%
Traditional life insurance	32,979.4	33,671.2	(2)%
Universal life insurance	8,505.5	8,407.4	1%

Total insurance in force	$109,225.7	$107,820.3	1%

Pre-tax operating earnings increased primarily due to higher policy charges, lower other benefits and claims and decreased amortization of DAC, partially offset by lower life insurance premiums.

The increase in policy charges primarily was due to higher cost of insurance charges, reflecting a growing block of investment life business with increased insurance in force, along with higher asset fees and administrative fees due to increased average separate account balances.

The decline in other benefits and claims primarily was due to favorable mortality in the fixed life insurance business.

Amortization of DAC decreased due to the implementation of investment life business DAC model enhancements, which provide a more refined calculation and more timely reflections of observed trends in the underlying assumptions. However, DAC amortization increased in the fixed life business, consistent with higher earnings.

The increase in sales was due to continued strength in sales of traditional/universal life insurance and COLI products. The traditional/universal life sales increase was driven by a re-tooled universal life insurance product portfolio and expanding distribution relationships in the non-affiliated distribution channels. The increase in COLI sales was driven by higher renewal premiums from the funding of existing COLI cases due to continued improvement in the equity market environment and increased participant deferrals in existing executive deferred compensation plans. Slow growth in new COLI sales, due to the unfavorable environment for COLI and executive deferred compensation programs affecting the creation of new plans and sales, partially offset the overall increase.

Corporate and Other

2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(dollars in millions)	2005	2004	Change
Statements of Income Data
Operating revenues:
Net investment income	$337.5	$243.4	39%
Other	47.5	66.6	(29)%

Total operating revenues	385.0	310.0	24%

Benefits and operating expenses:
Interest credited to policyholder account values	146.1	86.7	69%
Interest expense on debt	107.7	102.4	5%
Debt extinguishment costs	21.7	—	NM
Other	53.8	62.3	(14)%

Total benefits and operating expenses	329.3	251.4	31%

Pre-tax operating earnings	55.7	58.6	(5)%
Net realized gains (losses) on investments, hedging instruments and hedged items[1]	18.2	(40.9)	NM
Adjustment to amortization of DAC related to net realized gains	(0.8)	—	NM

Income from continuing operations before federal income taxes	$73.1	$17.7	NM

Other Data
Account values as of period end— Funding agreements backing medium-term notes	$3,998.2	$4,401.6	(9)%

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

Pre-tax operating earnings declined slightly due to the aforementioned debt extinguishment costs and lower other income, partially offset by higher interest spread income.

Other income and other expenses declined due to a reclassification of activity related to variable interest entities (VIEs) between other expenses and other income. In addition, other income was impacted by a decrease in the number of structured products transactions as margins on these deals compressed.

Interest spread income rose due to increased invested asset levels a result of higher excess capital and surplus retained in this segment and improved earnings from common stock and real estate investments. Lower margins on the MTN program offset some of these improvements.

The Company recorded net realized gains on investments, hedging instruments and hedged items during 2005 compared to net realized losses in 2004 primarily due to a significant decline in impairment charges due to a generally improved credit environment.

The following table summarizes net realized gains (losses) on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

(in millions)	2005	2004
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$81.0	$85.4
Hedging losses on fixed maturity sales	(6.8)	(15.2)
Equity securities available-for-sale	7.5	6.9
Trading assets	1.8	1.4
Mortgage loans on real estate	10.7	14.3
Mortgage loan hedging losses	(3.3)	(4.0)
Real estate	3.5	3.7
Other	4.1	8.4

Total realized gains on sales, net of hedging losses	98.5	100.9

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(23.8)	(12.5)
Hedging gains on fixed maturity sales	3.9	3.7
Equity securities available-for-sale	(0.3)	(0.9)
Trading assets	(0.6)	—
Mortgage loans on real estate	(13.9)	(19.2)
Mortgage loan hedging gains	7.8	2.2
Real estate	—	(1.2)
Other	(1.8)	(2.0)

Total realized losses on sales, net of hedging gains	(28.7)	(29.9)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(30.8)	(87.5)
Equity securities available-for-sale	(1.3)	(4.4)
Mortgage loans on real estate, including valuation allowance adjustment	(5.9)	(8.2)
Real estate	(0.1)	(3.2)
Other	(3.1)	—

Total other-than-temporary and other investment impairments	(41.2)	(103.3)

Credit default swaps	(7.5)	0.3
Periodic net coupon settlements on non-qualifying derivatives	1.0	6.5
Other derivatives	1.2	(5.1)
Trading portfolio valuation gain	0.4	0.8

Total realized gains (losses) before adjustments	23.7	(29.8)
Amounts credited to policyholder dividend obligation	(5.2)	(7.0)
Adjustment to amortization of VOBA	2.3	4.6

Net realized gains (losses) on investments, hedging instruments and hedged items	$20.8	$(32.2)

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. See Part II, Item 7—MD&A—Critical Accounting Policies and Recently Issued Accounting Standards—Impairment Losses on Investments for a complete discussion of this process.

2004 Compared to 2003

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(dollars in millions)	2004	2003	Change
Statements of Income Data
Operating revenues:
Net investment income	$243.4	$212.1	15%
Other	66.6	66.0	1%

Total operating revenues	310.0	278.1	11%

Benefits and operating expenses:
Interest credited to policyholder account values	86.7	77.9	11%
Interest expense on debt	102.4	95.8	7%
Other	62.3	49.6	26%

Total benefits and operating expenses	251.4	223.3	13%

Pre-tax operating earnings	58.6	54.8	7%
Net realized losses on investments, hedging instruments and hedged items[1]	(40.9)	(86.3)	NM

Income (loss) from continuing operations before federal income taxes	$17.7	$(31.5)	NM

Other Data
Account values as of period end— Funding agreements backing medium-term notes	$4,401.6	$4,606.3	(4)%

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

Pre-tax operating earnings increased slightly due to higher interest spread income, somewhat offset by higher other expenses.

The increase in interest spread income primarily was due to higher income from mortgage loan prepayment penalties and bond call premiums.

Other expenses increased due to higher advertising and promotion and employee compensation and benefit expenses.

The decline in net realized losses on investments, hedging instruments and hedged items was driven by an improving market and credit environment.

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the years ended December 31:

(in millions)	2004	2003
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$85.4	$132.3
Hedging losses on fixed maturity sales	(15.2)	(42.4)
Equity securities available-for-sale	6.9	10.1
Trading assets	1.4	—
Mortgage loans on real estate	14.3	2.9
Mortgage loan hedging losses	(4.0)	(2.4)
Real estate	3.7	4.2
Other	8.4	1.7

Total realized gains on sales, net of hedging losses	100.9	106.4

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(12.5)	(31.6)
Hedging gains on fixed maturity sales	3.7	9.2
Equity securities available-for-sale	(0.9)	(0.4)
Mortgage loans on real estate	(19.2)	(7.0)
Mortgage loan hedging gains	2.2	0.5
Real estate	(1.2)	(0.4)
Other	(2.0)	(2.2)

Total realized losses on sales, net of hedging gains	(29.9)	(31.9)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(87.5)	(166.0)
Equity securities available-for-sale	(4.4)	(18.1)
Mortgage loans on real estate, including valuation allowance adjustment	(8.2)	16.0
Real estate	(3.2)	(2.3)

Total other-than-temporary and other investment impairments	(103.3)	(170.4)

Credit default swaps	0.3	13.3
Periodic net coupon settlements on non-qualifying derivatives	6.5	15.7
Other derivatives	(5.1)	1.1
Trading portfolio valuation gain	0.8	—

Total realized losses before adjustments	(29.8)	(65.8)
Amounts credited to policyholder dividend obligation	(7.0)	(5.4)
Adjustment to amortization of VOBA	4.6	0.6

Net realized losses on investments, hedging instruments and hedged items	$(32.2)	$(70.6)

The following table summarizes for the year ended December 31, 2005 the Company’s largest aggregate losses on sales and write-downs by issuer (including affiliates), the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	December 31, 2005
(in millions)				Holdings[1]	Net unrealized gain
An automotive supplier which filed for bankruptcy in 2005. This resulted in a change in strategy in which all positions were sold and recognized as an impairment in the fourth quarter of 2005.	$8.0	$—	$(6.1)	$—	$—

A major U.S. airline. Due to a bankruptcy filing during the third quarter of 2005, a write-down and sale of certain holdings of this issuer was completed at that time.	9.7	—	(5.7)	36.2	0.5

A major U.S. airline. Due to a bankruptcy filing during the third quarter of 2005, a write-down and sale of certain holdings of this issuer was completed at that time.	—	—	(3.5)	18.4	4.7

A collateralized debt obligation. Experienced significant deterioration in the equity price between the second and third quarter of 2005. An impairment was recognized in the third quarter.	—	—	(2.5)	5.8	0.1

An automotive company. A sale of two securities by this issuer was completed in the first quarter of 2005. In addition, significant losses in 2005 resulted in an impairment in the fourth quarter of 2005. The remaining holdings relate to the financial services unit, and the Company has the ability and intent to hold these remaining securities to recovery.	11.5	(0.4)	(2.3)	51.0	(1.3)

A collateralized loan obligation. Expected cash flows experienced deterioration in the second quarter of 2005, and the issue was impaired to fair value at that time. No further impairment is necessary.	—	—	(1.8)	2.7	—

A collateralized debt obligation. Given the high exposure to the airline and auto industries and the increasingly large high yield category, a sale of the position was realized as an impairment loss during the third quarter of 2005.	9.5	—	(1.8)	—	—

A research-based pharmaceutical manufacturer. This company is recognized as a leader in pain management and controlled release technology. Because of recent legal struggles and significantly reduced revenues, a sale of the position was realized as an impairment loss during the third quarter of 2005.	12.3	—	(1.6)	—	—

Preferred term securities purchased for the purpose of selling into a securitization. An impairment was recognized in the second quarter of 2005. No further impairment is necessary.	—	—	(1.4)	26.1	1.8

	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	December 31, 2005
(in millions)				Holdings[1]	Net unrealized gain

Credit card-backed securities. A sale of a portion of the holdings resulted in a loss in the first and fourth quarters of 2005. Expected cash flows and fair values of the remaining holdings are being monitored.	50.1	(1.2)	—	82.3	(0.6)

U.S. government securities that were sold at a loss in 2005. No impairment is necessary on the remaining holdings.	994.4	(9.9)	—	882.3	54.5

Total	$1,095.5	$(11.5)	$(26.7)	$1,104.8	$59.7

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities.

Related Party Transactions

In the normal course of business, the Company has entered into many related party transactions. See Note 19 to the audited consolidated financial statements included in the F pages of this report for descriptions of these transactions.

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

The Company’s capital structure consists of long-term debt and shareholders’ equity. The following table summarizes the Company’s capital structure as of December 31:

(in millions)	2005	2004	2003
Long-term debt	$1,398.0	$1,406.0	$1,405.6

Shareholders’ equity, excluding accumulated other comprehensive income	5,249.7	4,782.9	4,370.5
Accumulated other comprehensive income	100.7	432.2	504.9

Total shareholders’ equity	5,350.4	5,215.1	4,875.4

Total capital	$6,748.4	$6,621.1	$6,281.0

NFS is a holding company whose principal assets are the common stock of NLIC and NLICA. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments and dividends from NLIC, NLICA and other subsidiaries. See Part I, Item 1—Business—Regulation—Regulation of Dividends and Other Payments from Insurance Companies for a description of NLIC and NLICA dividend limitations. NFS currently does not expect such regulatory requirements to impair the ability of its insurance subsidiaries to pay sufficient dividends in order for NFS to have the necessary funds available to meet its obligations.

A primary liquidity concern with respect to annuity and life insurance products is the risk of early policyholder withdrawal. The Company attempts to mitigate this risk by offering variable products where the investment risk is transferred to the policyholder, charging surrender fees at the time of withdrawal for certain products, applying a market value adjustment to withdrawals for certain products in the Company’s general account, and monitoring and matching anticipated cash inflows and outflows.

For individual annuity products ($50.29 billion of reserves as of December 31, 2005), the surrender charge is generally calculated as a percentage of the deposits made and is assessed at declining rates during the first seven years after a deposit is made.

For group annuity products ($25.57 billion of reserves as of December 31, 2005), the surrender charge amounts and periods can vary significantly, depending on the terms of each contract and the compensation structure for the producer. Generally, surrender charge percentages for group products are less than individual products because the Company incurs lower expenses at contract origination for group products. In addition, over ninety percent of the general account group annuity reserves are subject to a market value adjustment at withdrawal.

Life insurance policies are less susceptible to withdrawal than annuity products because policyholders generally must undergo a new underwriting process and may incur a surrender fee in order to obtain a new insurance policy.

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

The Company has an available financing capacity of $1.10 billion under a shelf registration statement dated February 4, 2003. Under the shelf registration statement, the Company can issue various security instruments including, but not limited to, unsecured senior or subordinated debt securities, preferred stock, Class A common stock, stock purchase contracts or stock purchase units. In conjunction with an owned trust, capital securities guaranteed by NFS may be issued.

See Part II, Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for a description of the Company’s stock repurchase program and its impact on liquidity.

Short-Term Debt

The Company has available as a source of funds a $1.00 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. Previously, the facility consisted of a 364-day agreement and a five-year agreement. In May 2005, the 364-day agreement was terminated, and the five-year agreement was amended and restated for a new five-year term. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $2.60 billion and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of December 31, 2005, the Company and NLIC were in compliance with all covenants. The Company had no amounts outstanding under this agreement as of December 31, 2005 and 2004. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $134.7 million in commercial paper outstanding at December 31, 2005 and 2004 at a weighted average effective interest rate of 4.22% in 2005 and 2.14% in 2004.

In addition, the Company has a majority-owned subsidiary that has available an annually renewable, 364-day, $10.0 million line of credit agreement with a single financial institution. The line of credit is guaranteed by NFS and is included in the consolidated balance sheets. The agreement was amended in August 2005, and the majority-owned subsidiary had $10.0 million and $9.0 million outstanding on that line of credit as of December 31, 2005 and 2004, respectively, at a weighted average effective interest rate of 4.35% in 2005 and 2.34% in 2004.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. London Interbank Offered Rate (LIBOR). NLIC had $75.0 million and $47.7 million outstanding under this agreement as of December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company has not provided any guarantees on such borrowings, either directly or indirectly.

In addition to the agreement described above, NMIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. Because NLIC has a variable interest in the profits from the securitization of these loans and is the primary beneficiary of this arrangement, NLIC consolidates the assets and liabilities associated with these loans and the corresponding borrowings in accordance with current accounting guidance. The maximum amount available under the agreement is $250.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NMIC had $32.6 million outstanding under this agreement as of December 31, 2005 and 2004. As of December 31, 2005, the Company has not provided any guarantees on such borrowings, either directly or indirectly.

Long-Term Debt

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

On September 26, 2005, NFS issued $200.0 million of 5.10% senior notes due October 1, 2015. These senior notes are redeemable, in whole or in part, at the option of NFS at any time or from time to time at a redemption price equal to the greater of: (1) 100% of the aggregate principal amount of the notes to be redeemed; or (2) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at a prevailing U.S. Treasury rate plus 15 basis points, together in each case with accrued interest payments to the redemption date.

The $300.0 million principal of 8.00% senior notes due March 1, 2027 were issued in March 1997 and are redeemable, in whole or in part, at the option of NFS at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The $300.0 million principal of 6.25% senior notes due November 15,

2011 were issued in November 2001 and are not redeemable prior to their maturity date. The $300.0 million principal of 5.90% senior notes due July 1, 2012, issued in June 2002, and the $200.0 million principal of 5.625% senior notes due February 13, 2015, issued in February 2003, are redeemable, in whole or in part, at the option of NFS at any time or from time to time at a redemption price equal to the greater of: (1) 100% of the aggregate principal amount of the notes to be redeemed; or (2) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at a prevailing U.S. Treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date.

The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of December 31, 2005 and 2004, the Company was in compliance with all such covenants.

On March 11, 1997, Nationwide Financial Services Capital Trust I (Trust I) sold, in a public offering, $100.0 million principal of 7.899% capital securities, representing preferred undivided beneficial interests in the assets of Trust I. This sale generated net proceeds of $98.3 million. Concurrent with the sale of the capital securities, NFS sold to Trust I $103.1 million principal of its 7.899% junior subordinated debentures due March 1, 2037. The junior subordinated debentures are the sole assets of Trust I and are redeemable by NFS in whole at any time or in part from time to time at par plus an applicable make-whole premium. The related capital securities will mature or be called simultaneously with the junior subordinated debentures and have a liquidation value of $1,000 per capital security. The capital securities are fully and unconditionally guaranteed by NFS, and there are no related sinking fund requirements. Distributions on the capital securities are cumulative and payable semi-annually in arrears.

Securitization Transactions

Since 2001, the Company has sold $626.1 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of December 31, 2005, the Company held guarantee reserves totaling $6.3 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.54 billion. The Company does not anticipate making any payments related to the guarantees.

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

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2005 expected to be paid in the periods presented. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP and in many cases differ significantly from the summation of undiscounted cash flows. The most significant difference relates to future policy benefits related to life and health insurance, which include discounting.

	Payments due by period					Amount per balance sheet
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt:
Short-term[1]	$263.1	$—	$—	$—	$263.1	$252.3
Long-term[2]:
Unrelated parties	81.9	163.8	163.8	1,866.4	2,275.9	1,294.9
Related parties	8.1	16.3	16.3	316.2	356.9	103.1

Subtotal	353.1	180.1	180.1	2,182.6	2,895.9	1,650.3

Lease and license obligations[3]:
Operating leases	24.2	46.0	30.8	60.8	161.8	—
Capital leases	0.2	0.1	—	—	0.3	—
License	7.1	22.0	24.2	5.7	59.0	—

Subtotal	31.5	68.1	55.0	66.5	221.1	—

Purchase and lending commitments:
Fixed maturity securities[4]	47.4	—	—	—	47.4	—
Commercial mortgage loans[4]	285.4	8.3	—	—	293.7	—
Limited partnerships[5]	116.2	—	—	—	116.2	—

Subtotal	449.0	8.3	—	—	457.3	—

Future policy benefits and claims[6]:
Fixed annuities and fixed option of variable annuities[7]	2,365.7	3,803.4	2,422.2	6,550.0	15,141.3	13,906.4
Life and health insurance[7]	658.8	1,121.2	1,109.7	12,862.0	15,751.7	8,425.0
Single premium immediate annuities[8]	241.8	448.6	395.6	1,965.9	3,051.9	1,907.6
Group pension deferred fixed annuities[9]	1,433.2	2,456.2	2,008.0	9,142.6	15,040.0	11,264.6
Funding agreements backing MTNs[2,10]	1,505.0	2,225.7	509.8	296.8	4,537.3	4,244.5

Subtotal	6,204.5	10,055.1	6,445.3	30,817.3	53,522.2	39,748.1

Cash and securities collateral[11]:
Cash collateral on securities lending	1,169.0	—	—	—	1,169.0	1,169.0
Cash collateral on derivative transactions	203.3	—	—	—	203.3	203.3
Securities collateral on securities lending	5.9	—	—	—	5.9	5.9
Securities collateral on derivative transactions	53.2	—	—	—	53.2	53.2

Subtotal	1,431.4	—	—	—	1,431.4	1,431.4

Total	$8,469.5	$10,311.6	$6,680.4	$33,066.4	$58,527.9	$42,829.8

[1]

No contractual provisions exist that could create, increase or accelerate those obligations presented. The amount presented includes contractual principal and interest based on rates in effect at December 31, 2005.

[2]

Contractual provisions exist that could increase or accelerate those obligations presented. The amounts presented include contractual principal and interest based on stated rates in effect at December 31, 2005.

[3]

Contractual provisions exist that could increase or accelerate those lease obligations presented, including various leases with early buyouts and/or escalation clauses. However, the impact of any such transactions would not be material to the Company’s financial position or results of operations.

[4]	No contractual provisions exist that could create, accelerate or materially increase those obligations presented.
[5]

Primarily related to investments in low-income-housing tax credit partnerships. Call dates for the obligations presented are either date or event specific. The date specific requirement mandates the Company fund a specified amount on a stated date provided there are no defaults under the agreement. The event specific requirement is such that the Company is obligated to fund a specified amount of its capital commitment when all the properties in a fund become fully stabilized. The ultimate call date of these commitments may extend beyond one year but have been reflected in payments due in less than one year due to the call features. The Company’s capital typically is called within one to four years, depending on when the events contemplated in the documents transpire.

[6]

A significant portion of policy contract benefits and claims to be paid do not have stated contractual maturity dates and may not result in any ultimate payment obligation. Amounts reported herein represent estimated undiscounted cash flows out of the Company’s general account related to death, surrender, annuity and other benefit payments under policy contracts in force at December 31, 2005. Separate account payments are not reflected herein due to the matched nature of these obligations and the fact that the contract owners maintain the investment risk of such deposits. Estimated payment amounts reported herein were developed based on review of historical results experienced by the Company and the related contractual provisions. Significant assumptions incorporated in the reported amounts include: future policy lapse rates (including the impact of customer decisions to make future premium payments to keep the related policies in force), coverage levels remaining unchanged from those provided under contracts in force at December 31, 2005, future interest crediting rates, and the estimated timing of payments. Actual amounts will vary, potentially in a significant manner, from the amounts indicated due to deviations between assumptions and actual results and the addition of new business in future periods.

[7]

Contractual provisions exist which could adjust the amount and/or timing of those obligations reported. Key assumptions related to payments due by period include customer lapse and withdrawal rates (including timing of death), exchanges to and from the fixed and separate accounts of the variable annuities, claims experience with respect to variable annuity guarantees, and future interest crediting level. Assumptions for future interest crediting levels have been made based on processes consistent with the Company’s past practices, which is at the discretion of the Company, subject to guaranteed minimum crediting rates in many cases and/or subject to contractually obligated increases for specified periods of time. Many of the contracts with potentially accelerated timing of payments are subject to surrender charges which are generally calculated as a percentage of deposits made and are assessed at declining rates during the first seven years after a deposit is made. Amounts disclosed herein include an estimate of those accelerated payments, net of applicable surrender charges. See Note 2 (j) to the audited consolidated financial statements included in the F pages of this report for a description of the Company’s method for establishing life and annuity reserves in accordance with GAAP. Health reserves represent less than $0.5 million of the amounts reflected in the table and are reflected in the less than one-year column.

[8]

Certain assumptions have been made about mortality experience and retirement patterns in the amounts reported. Actual deaths and retirements may differ significantly from those projected, which could cause the timing of the obligations reported to vary significantly. In addition, contractual surrender provisions exist on an immaterial portion of these contracts that could accelerate those obligations presented. The amounts disclosed herein do not include an estimate of those accelerated payments. Most of the contracts with potentially accelerated timing of payments are subject to surrender charges which are generally calculated as a percentage of the commuted value of the remaining term certain benefit payments and are assessed at declining rates during the first seven policy years.

[9]

Contractual provisions exist that could increase those obligations presented. In developing the estimates of payments due by period, the process for determining future interest crediting rates as described in note 7 above was followed.

[10]

See Part II, Item 7—MD&A—Off-Balance Sheet Transactions for a detailed discussion of the Company’s MTN program. The amounts presented include contractual principal and interest based on rates in effect at December 31, 2005.

[11]

Since the timing of the return of collateral is uncertain, these obligations have been reflected in payments due in less than one year. See Part II, Item 7—MD&A—Off-Balance Sheet Transactions for a detailed discussion of the impact of collateral on the Company’s consolidated balance sheets.

In addition, the Company makes discretionary pension plan and other postretirement benefit plan contributions. See Note 18 to the audited consolidated financial statements included in the F pages of this report for a detailed discussion of plan contributions.

Off-Balance Sheet Transactions

Under the MTN program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements rank pari passu with all other insurance claims of the issuing company in the event of liquidation and should be treated as “annuities” under applicable Ohio insurance law. Therefore, the funding agreement obligations are classified as a component of future policy benefits and claims on the consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the MTNs, the Company does not include the trust in its consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s and S&P assign the same ratings to the notes and the insurance financial strength of NLIC.

As of December 31, 2005 and 2004, the Company had received $1.17 billion and $1.01 billion, respectively, of cash collateral on securities lending and $203.3 million and $415.7 million, respectively, of cash for derivative collateral. As of December 31, 2005 and 2004, the Company had received $5.9 million and $194.7 million, respectively, of non-cash collateral on securities lending. Both the cash and non-cash collateral amounts are included in short-term investments with a corresponding liability recorded in other liabilities. As of December 31, 2005 and 2004, the Company had loaned securities with a fair value of $1.14 billion and $1.18 billion, respectively. The Company also held $53.2 million and $222.5 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2005 and 2004, respectively.

Investments

General

The Company’s assets are divided between separate account and general account assets. As of December 31, 2005, $65.96 billion (57%) of the Company’s total assets were held in separate accounts ($64.90 billion, or 55%, as of December 31, 2004) and $50.20 billion (43%) were held in the Company’s general account ($52.05 billion, or 45%, as of December 31, 2004), including $43.17 billion of general account investments ($44.60 billion as of December 31, 2004).

Separate account assets consist primarily of deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. All of the investment performance in the Company’s separate account assets is passed through to the Company’s customers. See Note 7 to the audited consolidated financial statements included in the F pages of this report for further information regarding the Company’s investments.

The following table summarizes the Company’s consolidated general account investments by asset category as of December 31:

	2005		2004
(dollars in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities	$30,106.0	69.7	$31,516.8	70.7
Equity securities	75.6	0.2	87.0	0.2
Trading assets	34.4	0.1	15.9	—
Mortgage loans on real estate, net	9,148.6	21.2	9,267.5	20.8
Real estate, net	108.7	0.3	108.3	0.2
Policy loans	930.6	2.1	987.2	2.2
Other long-term investments	691.9	1.6	604.2	1.4
Short-term investments	2,073.2	4.8	2,009.9	4.5

Total	$43,169.0	100.0	$44,596.8	100.0

The following table lists the ten largest fixed maturity investment holdings by amortized cost for both investment grade and non-investment grade securities included in the general account as of December 31, 2005 (excluding U.S. Treasury securities, obligations of U.S. Government corporations, and agency bonds not backed by the full faith and credit of the U.S. Government):

(in millions)	Predominant Rating	Amortized Cost		Predominant Rating	Amortized Cost

Investment Grade			Non-Investment Grade
Countrywide Alternative Loan Trust	AAA	$185.9	General Motors Corporation	BB	$82.2
CS First Mortgage Securities Corporation	AAA	184.9	Ford Motor Company	BB+	61.1
Bear Stearns Commercial Mortgage Securities, Inc.	AA	165.7	Maytag Corporation	B	39.2
Morgan Stanley Dean Witter Capital I	AA	154.3	Bowater, Inc.	B+	36.9
Structured Asset Securities Corporation	AAA	150.1	Northwest Airlines Corporation	BB	36.2
Morgan Stanley Capital I	AAA	132.1	Bombardier, Inc.	BB	29.9
Bank of America Corporation	A+	131.2	Timken Company	BB+	28.0
General Electric Company	AAA	112.8	America West Airlines	BB+	27.5
HSBC Holdings PLC	A	108.4	Tupperware Corporation	BB	24.7
Citigroup, Inc.	AA-	99.1	Enterprise Products Partners Ltd.	BB+	23.3

Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$197.1	$14.4	$1.2	$210.3
Agencies not backed by the full faith and credit of the U.S. Government	882.3	61.2	6.7	936.8
Obligations of states and political subdivisions	314.5	2.4	3.9	313.0
Debt securities issued by foreign governments	42.7	2.7	0.1	45.3
Corporate securities
Public	10,728.5	302.0	122.0	10,908.5
Private	7,199.3	200.7	77.5	7,322.5
Mortgage-backed securities—U.S. Government-backed	6,824.7	21.3	117.0	6,729.0
Asset-backed securities	3,641.7	44.2	45.3	3,640.6

Total fixed maturity securities	29,830.8	648.9	373.7	30,106.0
Equity securities	64.8	11.2	0.4	75.6

Total securities available-for-sale	$29,895.6	$660.1	$374.1	$30,181.6

December 31, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$155.1	$14.2	$0.8	$168.5
Agencies not backed by the full faith and credit of the U.S. Government	1,168.6	82.0	1.3	1,249.3
Obligations of states and political subdivisions	266.8	3.1	2.8	267.1
Debt securities issued by foreign governments	58.4	2.8	0.1	61.1
Corporate securities
Public	12,005.1	584.2	32.1	12,557.2
Private	7,306.3	358.2	28.6	7,635.9
Mortgage-backed securities—U.S. Government-backed	5,464.1	71.7	17.9	5,517.9
Asset-backed securities	3,998.8	89.3	28.3	4,059.8

Total fixed maturity securities	30,423.2	1,205.5	111.9	31,516.8
Equity securities	73.1	14.3	0.4	87.0

Total securities available-for-sale	$30,496.3	$1,219.8	$112.3	$31,603.8

The average duration and average maturity of the Company’s general account fixed maturity securities as of December 31, 2005 were approximately 4.5 years and 6.1 years, respectively, compared to 4.0 years and 5.3 years, respectively, at December 31, 2004. The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates. In addition, the Company may be likely to experience realized investment losses to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate environments.

The following table summarizes by time the gross unrealized losses on securities available-for-sale in an unrealized loss position as of the dates indicated:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
December 31, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$37.4	$0.8	$11.6	$0.4	$49.0	$1.2
Agencies not backed by the full faith and credit of the U.S. Government	329.2	5.4	42.2	1.3	371.4	6.7
Obligations of states and political subdivisions	157.8	3.1	29.7	0.8	187.5	3.9
Debt securities issued by foreign governments	8.6	0.1	—	—	8.6	0.1
Corporate securities
Public	3,731.0	73.4	1,247.0	48.6	4,978.0	122.0
Private	1,957.3	46.5	767.7	31.0	2,725.0	77.5
Mortgage-backed securities—U.S. Government-backed	4,526.2	96.0	702.9	21.0	5,229.1	117.0
Asset-backed securities	1,516.4	28.2	490.2	17.1	2,006.6	45.3

Total fixed maturity securities	12,263.9	253.5	3,291.3	120.2	15,555.2	373.7
Equity securities	20.8	0.4	—	—	20.8	0.4

Total	$12,284.7	$253.9	$3,291.3	$120.2	$15,576.0	$374.1

% of gross unrealized losses		68%		32%
December 31, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$42.7	$0.5	$14.1	$0.3	$56.8	$0.8
Agencies not backed by the full faith and credit of the U.S. Government	184.9	1.0	1.8	0.3	186.7	1.3
Obligations of states and political subdivisions	80.8	0.5	54.6	2.3	135.4	2.8
Debt securities issued by foreign governments	5.3	—	8.7	0.1	14.0	0.1
Corporate securities
Public	1,853.0	21.6	349.7	10.5	2,202.7	32.1
Private	1,183.3	18.0	235.4	10.6	1,418.7	28.6
Mortgage-backed securities—U.S. Government-backed	1,492.9	11.9	231.7	6.0	1,724.6	17.9
Asset-backed securities	834.3	17.4	230.3	10.9	1,064.6	28.3

Total fixed maturity securities	5,677.2	70.9	1,126.3	41.0	6,803.5	111.9
Equity securities	17.3	0.4	—	—	17.3	0.4

Total	$5,694.5	$71.3	$1,126.3	$41.0	$6,820.8	$112.3

% of gross unrealized losses		63%		37%

The NAIC assigns securities quality ratings and uniform valuations, called “NAIC Designations”, which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded and privately placed securities. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of December 31, 2005 compared to 94% as of December 31, 2004.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of December 31:

(in millions)		2005		2004
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$19,945.0	$20,053.4	$19,025.7	$19,556.7
2	Baa	8,105.1	8,247.9	9,604.5	10,069.0
3	Ba	1,090.0	1,096.7	1,127.7	1,188.0
4	B	546.1	549.2	466.8	487.0
5	Caa and lower	53.3	60.5	91.5	103.4
6	In or near default	91.3	98.3	107.0	112.7

	Total	$29,830.8	$30,106.0	$30,423.2	$31,516.8

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

Mortgage-Backed Securities

The Company’s general account MBS portfolio is comprised of residential MBS investments. As of December 31, 2005, MBS investments totaled $6.73 billion (22%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $5.52 billion (18%) as of December 31, 2004.

The Company believes that MBS investments add diversification, liquidity, credit quality and additional yield to its general account portfolio. The Company’s objective for its MBS portfolio is to provide reasonable cash flow stability and increased yield. The MBS portfolio includes CMOs, Real Estate Mortgage Investment Conduits (REMICs) and mortgage-backed pass-through securities. The Company’s general account MBS portfolio generally does not include interest-only securities, principal-only securities or other MBS investments which may exhibit extreme market volatility.

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk varies by the type of MBS held. The Company limits its exposure to prepayments/extensions by including less volatile types of MBSs. As of December 31, 2005, $2.43 billion (36%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs) compared to $2.39 billion (43%) as of December 31, 2004. PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Most of the Company’s non-PAC MBSs possess varying degrees of cash flow structure and prepayment/extension risk. The MBS portfolio contained only 4% of pure pass-throughs as of December 31, 2005 and 2004.

The following table summarizes the distribution by investment type of the Company’s general account MBS portfolio as of December 31:

	2005		2004
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Planned amortization class	$2,434.4	36.2	$2,394.7	43.4
Sequential	1,578.4	23.5	1,329.2	24.1
Non-accelerating securities—CMO	1,431.7	21.3	683.5	12.4
Very accurately defined maturity	823.8	12.2	520.4	9.4
Multi-family mortgage pass-through certificates	244.7	3.6	237.2	4.3
Commercial mortgage-backed securities	—	—	111.4	2.0
Accrual	160.2	2.4	191.8	3.5
Other	55.8	0.8	49.7	0.9

Total	$6,729.0	100.0	$5,517.9	100.0

Asset-Backed Securities

The Company’s general account asset-backed securities (ABS) portfolio includes home equity and credit card-backed ABS investments, among others. As of December 31, 2005, ABS investments totaled $3.64 billion (12%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $4.06 billion (13%) as of December 31, 2004.

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

The following table summarizes the distribution by investment type of the Company’s general account ABS portfolio as of December 31:

	2005		2004
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Home equity/improvement	$884.5	24.3	$1,273.9	31.4
Commercial mortgage-backed securities	860.8	23.6	455.1	11.2
Credit card-backed	484.2	13.3	667.6	16.4
CBO/CLO/CDO	264.4	7.3	324.1	8.0
Trust preferred—residual income	210.6	5.8	139.4	3.4
Non-accelerated securities	205.4	5.6	200.0	4.9
Enhanced equity/equity trust certificates	170.0	4.7	162.5	4.0
Pass-through certificate	132.4	3.6	154.3	3.8
Student loans	89.5	2.5	125.8	3.1
Franchise/business loan	80.3	2.2	115.2	2.8
Other	258.5	7.1	441.9	11.0

Total	$3,640.6	100.0	$4,059.8	100.0

Private Placement Fixed Maturity Securities

The Company invests in private placement fixed maturity securities because of the generally higher nominal yield available compared to comparably rated public fixed maturity securities, more restrictive financial and business covenants available in private fixed maturity security loan agreements, and stronger prepayment protection. Although private placement fixed maturity securities are not registered with the SEC and generally are less liquid than public fixed maturity securities, restrictive financial and business covenants included in private placement fixed maturity security loan agreements generally are designed to compensate for the impact of increased liquidity risk. A significant portion of the private placement fixed maturity securities that the Company holds are participations in issues that are also owned by other investors. In addition, some of these securities are rated by nationally recognized rating agencies, and substantially all have been assigned a rating designation by the NAIC, as shown in the earlier table which summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of December 31, 2005.

Mortgage Loans

As of December 31, 2005, general account mortgage loans were $9.15 billion (21%) of the carrying value of consolidated general account invested assets compared to $9.27 billion (21%) as of December 31, 2004. Substantially all of these loans were commercial mortgage loans. Commitments to fund mortgage loans of $293.7 million were outstanding as of December 31, 2005 compared to $266.7 million as of December 31, 2004.

The table below summarizes the carrying values of mortgage loans by regional exposure and type of collateral as of December 31, 2005:

(in millions)	Office	Warehouse	Retail	Apartment & Other	Total
New England	$230.0	$15.7	$112.0	$53.7	$411.4
Middle Atlantic	211.0	370.2	395.6	119.8	1,096.6
East North Central	316.5	271.9	583.4	493.4	1,665.2
West North Central	75.0	87.4	68.2	81.3	311.9
South Atlantic	211.0	404.5	844.3	690.1	2,149.9
East South Central	39.3	79.7	123.4	121.0	363.4
West South Central	199.4	155.0	149.8	232.0	736.2
Mountain	189.7	120.0	222.3	258.8	790.8
Pacific	404.5	486.0	409.6	324.0	1,624.1

Total principal	$1,876.4	$1,990.4	$2,908.6	$2,374.1	9,149.5

Valuation allowance					(35.1)
Unamortized premium					34.4
Cumulative change in fair value of hedged mortgage loans and commitments					(0.2)

Total mortgage loans on real estate, net					$9,148.6

As of December 31, 2005, the Company’s largest exposure to any single borrowing group was $844.3 million (9%) of the Company’s general account mortgage loan portfolio compared to $834.3 million (9%) as of December 31, 2004.

As of December 31, 2005 and 2004, 0.05% of the Company’s mortgage loans were classified as delinquent. Foreclosed loans totaled 0.11% of the Company’s mortgage loans as of December 31, 2005 compared to 0.13% as of December 31, 2004. Restructured loans totaled 0.28% and 0.27% of the Company’s mortgage loans as of December 31, 2005 and 2004, respectively.

ITEM 7A    Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Financial Instruments

The Company is subject to potential fluctuations in earnings and the fair value of certain of its assets and liabilities, as well as variations in expected cash flows due to changes in market interest rates and equity prices. The following discussion focuses on specific interest rate, foreign currency and equity price risks to which the Company is exposed and describes strategies used to manage these risks. The discussion is limited to financial instruments subject to market risks and is not intended to be a complete discussion of all of the risks to which the Company is exposed.

Interest Rate Risk

Fluctuations in interest rates can impact the Company’s earnings, cash flows and the fair value of its assets and liabilities. In a declining interest rate environment, the Company may be required to reinvest the proceeds from maturing and prepaying investments at rates lower than the overall yield of the portfolio, which could reduce future interest spread income. In addition, minimum guaranteed crediting rates (ranging from 1.5% to 3.5% for a majority of the individual annuity contracts in force) on certain individual annuity contracts could prevent the Company from lowering its interest crediting rates to levels commensurate with prevailing market interest rates, resulting in a reduction to the Company’s interest spread income in the event market interest rates remain at, or decline further from, December 31, 2005 levels. The average crediting rate of fixed annuity products during 2005 was 3.65% and 4.18% for the Individual Investments and Retirement Plans segments, respectively (compared to 3.74% and 4.38%, respectively, during 2004), well in excess of the guaranteed rates.

The Company attempts to mitigate this risk by managing the maturity and interest-rate sensitivities of the assets to be consistent with those of the liabilities. In recent periods, management has taken actions to address low interest rate environments and the resulting impact on interest spread margins, including reducing commissions on fixed annuity sales, launching new products with new guaranteed rates, discontinuing the sale of its leading annual reset fixed annuities and invoking contractual provisions that limit the amount of variable annuity deposits allocated to the guaranteed fixed option. In addition, the Company adheres to a strict discipline of setting interest crediting rates on new business at levels adequate to provide returns consistent with management expectations.

Conversely, a rising interest rate environment could result in a reduction in interest spread income or an increase in policyholder surrenders. Existing general account investments supporting annuity liabilities had a weighted average maturity of approximately 6.1 years as of December 31, 2005. Therefore, the change in yield of the portfolio will lag changes in market interest rates. This lag increases if the rate of prepayments of securities slows. To the extent the Company sets renewal rates based on current market rates, this will result in reduced interest spreads. Alternatively, if the Company sets renewal crediting rates while attempting to maintain a desired spread from the portfolio yield, the rates offered by the Company may be less than new money rates offered by competitors. This difference could result in an increase in surrender activity by policyholders. If the Company was unable to fund surrenders with its cash flow from operations, the Company might need to sell assets, which likely would have declined in value due to the increase in interest rates. The Company attempts to mitigate this risk by offering products that assess surrender charges and/or market value adjustments at the time of surrender, and by managing the maturity and interest-rate sensitivities of the assets to approximate those of the liabilities.

Asset/Liability Management Strategies to Manage Interest Rate Risk

The Company employs an asset/liability management approach tailored to the specific requirements of each of its products. Each line of business has an investment policy based on its specific characteristics. The policy establishes asset maturity and duration, quality and other relevant guidelines.

An underlying pool or pools of investments, including combinations of common and dedicated asset pools, supports each general account line of business. The common asset pools are generally maintained on the basis of the desired maturity characteristics of the assets used (e.g., 4 to 7 years average weighted life). The various lines of business are given “ownership” percentages of assets acquired by the pools depending on their contribution to the amounts purchased in the pools, in a manner analogous to investment year allocations. This methodology is sometimes referred to as synthetic segmentation. Additionally, dedicated pools of assets have been created for certain liabilities or groups of liabilities within most lines. These pools consist of whole assets purchased specifically for the underlying line of business. In general, assets placed in any given portfolio remain there until they mature (or are called), but active management of specific securities, sectors, and several top down risks may result in portfolio turnover or transfers among the various portfolios.

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

As part of this process, the investment portfolio managers provide each line’s actuaries with forecasts of anticipated rates that the line’s future investments are expected to produce. This information, in combination with yields attributable to the line’s current investments and its investment “rollovers,” gives the line actuaries data to use in computing and declaring interest crediting rates for their lines of business in conjunction with management approval.

There are two approaches to developing investment policies:

•

For liabilities where cash flows are not interest sensitive and the credited rate is fixed (e.g., immediate annuities), the Company manages risk with a combination cash matching/duration matching strategy. Duration is a measure of the sensitivity of price to changes in interest rates. For a rate movement of 100 basis points, the fair value of liabilities with a duration of 5 years would change by approximately 5%. For this type of liability, the Company generally targets an asset/liability duration mismatch of -0.25 to +0.50 years. In addition, the Company attempts to minimize asset and liability cash flow mismatches, especially over the first five years. However, the desired degree of cash matching is balanced against the cost of cash matching.

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

Use of Derivatives to Manage Interest Rate Risk

The Company periodically purchases fixed rate investments to back variable rate liabilities. As a result, the Company can be exposed to interest rate risk due to the mismatch between variable rate liabilities and fixed rate assets. To mitigate this risk, the Company enters into various types of derivative instruments to minimize this mismatch, with fluctuations in the fair values of the derivatives offsetting changes in the fair values of the investments resulting from changes in interest rates. The Company principally uses pay fixed/receive variable interest rate swaps to manage this risk.

Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed rate payments. The fixed interest paid on the swap offsets the fixed interest received on the investment, resulting in the Company receiving the variable interest payments on the swap, generally 3-month U.S. LIBOR, and the credit spread on the investment. The net receipt of a variable rate will then match the variable rate paid on the liability.

As a result of entering into commercial mortgage loan and private placement commitments, the Company is exposed to changes in the fair value of such commitments due to changes in interest rates during the commitment period prior to the loans being funded. To manage this risk, the Company enters into short U.S. Treasury futures during the commitment period. With short U.S. Treasury futures, if interest rates rise/fall, the gains/losses on the futures will offset the change in fair value of the commitment attributable to the change in interest rates.

The Company periodically purchases variable rate investments (i.e., commercial mortgage loans and corporate bonds). As a result, the Company can be exposed to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the assets are funded with fixed rate liabilities. To manage this risk, the Company may enter into receive fixed/pay variable interest rate swaps.

In using these interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments. The variable interest paid on the swap offsets the variable interest received on the investment, resulting in the Company receiving the fixed interest payments on the swap and the credit spread on the investment. The net receipt of a fixed rate will then match the fixed rate paid on the liability.

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

The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and related interest rates. To manage this risk, the Company uses cross-currency interest rate hedges to swap these asset characteristics to variable U.S. dollar rate instruments. Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in the foreign currency, and receive a variable U.S. dollar rate, generally 3-month U.S. LIBOR. These derivative instruments are designated as a fair value hedge of the fixed rate foreign denominated asset.

For a variable rate foreign liability, the cross-currency interest rate swap is structured to receive a variable rate, in the foreign currency, and pay a variable U.S. dollar rate, generally 3-month U.S. LIBOR. As both sides of the cross-currency interest rate swap are variable, the derivative instrument is a basis swap. While the receive-side terms of the cross-currency interest rate swap will line up with the terms of the liability, the Company is not able to match the pay-side terms of the derivative to a specific asset. Therefore, these derivative instruments do not receive hedge accounting treatment.

Cross-currency interest rate swaps on variable rate investments are structured to pay a variable rate, in the foreign currency, and receive a fixed U.S. dollar rate. The terms of the foreign currency paid on the swap will exactly match the terms of the foreign currency received on the asset, thus eliminating currency risk. These derivative instruments are designated as a cash flow hedge.

Characteristics of Interest Rate Sensitive Financial Instruments

The table below provides information about the Company’s financial instruments as of December 31, 2005 that are sensitive to changes in interest rates. Insurance contracts that subject the Company to significant mortality risk, including life insurance contracts and life-contingent immediate annuities, do not meet the definition of a financial instrument and are not included in the table.

	Estimated year of maturities/repayments							2005 Fair Value	2004 Fair Value
(in millions)	2006	2007	2008	2009	2010	There- after	Total
Assets
Fixed maturity securities:
Corporate bonds:
Principal	$2,382.9	$2,015.6	$1,894.5	$1,577.4	$1,821.0	$8,236.4	$17,927.8	$18,231.0	$20,193.1
Weighted average interest rate	5.95%	6.10%	5.70%	6.28%	5.99%	6.19%	6.09%
Mortgage and other asset- backed securities:
Principal	$916.0	$972.1	$892.0	$798.5	$1,104.2	$5,783.6	$10,466.4	$10,369.6	$9,577.7
Weighted average interest rate	5.42%	5.55%	5.13%	5.35%	5.17%	5.05%	5.30%
Other fixed maturity securities:
Principal	$110.3	$71.8	$66.7	$89.6	$74.5	$1,023.7	$1,436.6	$1,505.4	$1,746.0
Weighted average interest rate	5.15%	4.69%	5.18%	5.65%	4.52%	5.97%	5.71%
Mortgage loans on real estate:
Principal	$326.9	$471.5	$474.0	$555.1	$583.2	$6,433.8	$8,844.5	$9,181.5	$9,564.1
Weighted average interest rate	7.02%	6.46%	5.92%	6.02%	6.35%	6.19%	6.22%
Liabilities
Individual deferred fixed annuities:
Principal	$2,657.4	$2,309.8	$1,572.2	$1,241.5	$1,081.8	$4,945.1	$13,807.8	$12,515.4	$14,260.3
Weighted average crediting rate	3.33%	3.09%	3.02%	3.05%	3.10%	3.13%
Group pension deferred fixed annuities:
Principal	$1,508.2	$1,291.6	$1,109.8	$953.1	$829.2	$5,572.8	$11,264.7	$10,880.2	$9,814.4
Weighted average crediting rate	3.95%	3.91%	3.87%	3.86%	3.88%	3.91%
Funding agreements backing MTNs:
Principal	$1,365.1	$1,636.8	$490.1	$—	$460.4	$292.2	$4,244.6	$3,998.3	$4,401.6
Weighted average crediting rate	3.77%	3.64%	3.49%	3.70%	3.80	2.13%
Immediate annuities:
Principal	$249.4	$219.8	$193.3	$169.3	$142.3	$933.6	$1,907.7	$432.0	$407.0
Weighted average crediting rate	6.79%	6.82%	6.86%	6.90%	6.95%	7.00%
Short-term debt:
Principal	$252.3	$—	$—	$—	$—	$—	$252.3	$252.3	$230.8
Weighted average interest rate	4.30%	—	—	—	—	—	4.30%
Long-term debt:
Principal	$—	$—	$—	$—	$—	$1,398.0	$1,398.0	$1,466.5	$1,519.7
Weighted average interest rate	—	—	—	—	—	6.41%	6.41%

	Estimated year of maturities/repayments							2005 Fair Value	2004 Fair Value
(in millions, except settlement prices)	2006	2007	2008	2009	2010	There- after	Total
Derivative Financial Instruments
Interest rate swaps:
Pay fixed/receive variable:
Notional value	$378.5	$316.4	$235.3	$175.7	$264.9	$750.5	$2,121.3	$(69.6)	$(167.5)
Weighted average pay rate	4.65%	4.77%	4.51%	4.71%	4.79%	5.29%	4.90%
Weighted average receive rate[1]	4.41%	4.36%	4.36%	4.40%	4.41%	4.66%	4.49%
Pay fixed/receive variable, forward starting:
Notional value	$7.8	$—	$—	$28.3	$—	$366.2	$402.3	$(0.2)	$(1.2)
Weighted average pay rate	4.81%	—	—	4.79%	—	5.01%	4.99%
Weighted average receive rate	4.54%	—	—	4.54%	—	4.54%	4.54%
Pay variable/receive fixed:
Notional value	$567.7	$594.4	$228.8	$—	$5.7	$278.5	$1,675.1	$280.4	$585.5
Weighted average pay rate[1]	4.85%	4.48%	5.06%	—	5.39%	5.15%	4.80%
Weighted average receive rate	4.23%	4.04%	5.21%	—	8.52%	6.09%	4.62%
Pay variable/receive variable:
Notional value	$102.6	$—	$—	$—	$—	$—	$102.6	$13.5	$93.5
Weighted average pay rate[1]	4.80%	—	—	—	—	—	4.80%
Weighted average receive rate[1]	4.94%	—	—	—	—	—	4.94%
Pay fixed/receive fixed:
Notional value	$35.1	$44.0	$16.8	$64.1	$44.2	$115.9	$320.1	$(42.6)	$(97.1)
Weighted average pay rate	4.64%	5.98%	5.83%	5.73%	3.80%	5.79%	5.40%
Weighted average receive rate	3.82%	3.41%	4.04%	4.16%	4.20%	5.73%	4.59%
Convertible asset swaps:
Notional value	$10.0	$—	$—	$—	$—	$—	$10.0	$0.2	$2.6
Weighted average pay rate	—	—	—	—	—	—	—
Weighted average receive rate	4.99%	—	—	—	—	—	4.99%
Credit default swaps sold:
Notional value	$117.0	$106.0	$115.0	$24.5	$55.0	$26.0	$443.5	$3.0	$7.4
Weighted average receive rate	1.28%	1.01%	0.57%	0.58%	0.73%	1.08%	0.92%
Credit default swaps purchased:
Notional value	$3.5	$2.5	$9.5	$0.8	$—	$0.5	$16.8	$—	$4.9
Weighted average pay rate	5.00%	2.00%	1.07%	5.00%	—	5.00%	2.32%
Embedded derivatives:
Notional value	$—	$—	$—	$—	$—	$20.0	$20.0	$7.2	$11.1
Total return swaps[2]
Notional value	$75.0	$—	$—	$—	$—	—	$75.0	$0.1	$—
Treasury futures:
Short positions:
Contract amount/notional value	$4.7	$—	$—	$—	$—	$—	$4.7	$—	$(0.3)
Weighted average settlement price	108.3	—	—	—	—	—	108.3
Long positions:
Contract amount/notional value	$39.7	$—	$—	$—	$—	$—	$39.7	$0.3	$(4.3)
Weighted average settlement price	108.8	—	—	—	—	—	108.8
Equity futures:
Short positions:
Contract amount/notional value	$73.9	$—	$—	$—	$—	$—	$73.9	$1.4	$(1.9)
Weighted average settlement price	1,268.7	—	—	—	—	—	1,268.7
Long positions:
Contract amount/notional value	$2.2	$—	$—	$—	$—	$—	$2.2	$—	$—
Weighted average settlement price	1,271.4	—	—	—	—	—	1,271.4
Option contracts
Long positions:
Contract amount/notional value	$238.2	$—	$9.8	$65.6	$86.3	$374.5	$774.4	$30.8	$11.7
Weighted average settlement price	1,192.3	—	972.7	1,062.1	1,096.6	1,078.4	1,112.7

[1]	Variable rates are generally based on 1, 3 or 6-month U.S. LIBOR and reflect the effective rate as of December 31, 2005.
[2]	Total return swaps are based on the Lehman CMBS Index.

Additional information about the characteristics of the financial instruments and assumptions underlying the data presented in the table above are as follows:

Mortgage-backed and other asset-backed securities: The year of maturity is determined based on the terms of the securities and the current rate of prepayment of the underlying pools of mortgages or assets. The Company limits its exposure to prepayments by purchasing less volatile types of MBS and ABS investments. See Part II, Item 7—MD&A—Investments—Securities Available-for-Sale for further discussion.

Corporate bonds and other fixed maturity securities and mortgage loans on real estate: The maturity year is that of the security or loan.

Individual deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Individual deferred fixed annuities are certain individual annuity contracts, which are also subject to surrender charges calculated as a percentage of the deposits made and assessed at declining rates during the first seven years after a deposit is made. Also included in deferred fixed annuities were $7.06 billion of participating group annuity contracts in 2005 ($6.56 billion in 2004). As of December 31, 2005, individual annuity general account liabilities totaling $6.38 billion ($7.80 billion in 2004) were in contracts where the crediting rate is reset periodically, with portions resetting in each calendar quarter, and $936.9 million that reset annually in 2005 compared to $990.0 million in 2004. Individual fixed annuity policy reserves of $3.33 billion in 2005 ($3.29 billion in 2004) were in contracts that adjust the crediting rate every five years. Individual fixed annuity policy reserves of $926.2 million in 2005 were in contracts that adjust the crediting rate every three years compared to $953.7 million in 2004. The average crediting rate is calculated as the difference between the projected yield of the assets backing the liabilities and a targeted interest spread. However, for certain individual annuities the credited rate is also adjusted to partially reflect current new money rates.

Group pension deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Included were group annuity contracts representing $11.19 billion and $10.49 billion of general account liabilities as of December 31, 2005 and 2004, respectively, which are generally subject to market value adjustment upon surrender and which also may be subject to surrender charges. Of the total group annuity liabilities, $5.8 million ($6.6 million in 2004) were in contracts where the crediting rate is reset monthly, $9.69 billion ($9.00 billion in 2004) were in contracts where the crediting rate is reset quarterly, $530.3 million ($459.8 million in 2004) were in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter and $960.8 million ($1.02 billion in 2004) were in contracts where the crediting rate is reset annually on January 1.

Funding agreements backing MTNs: As of December 31, 2005 and 2004, fixed annuity policy reserves of $4.00 billion and $4.40 billion, respectively, relate to funding agreements issued in conjunction with the Company’s MTN program where the crediting rate is either fixed for the term of the contract or variable, based on an underlying index.

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

Derivative financial instruments: The maturity year is based on the terms of the related contract. Interest rate swaps include cross-currency interest rate swaps that eliminate all of the Company’s existing asset and liability foreign currency exposure. Cross-currency interest rate swaps in place against each foreign currency obligation hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment. Underlying details by currency have therefore been omitted. Variable swap rates and settlement prices reflect rates and prices in effect as of December 31, 2005.

Equity Market Risk

Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2005, approximately 83% of separate account assets were invested in equity mutual funds (approximately 82% as of December 31, 2004). Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which also may require the Company to accelerate the amortization of DAC.

The Company’s long-term assumption for net separate account returns is 8% annual growth, earned evenly throughout the year. If equity markets were unchanged throughout a given year, the Company estimates that its net earnings per diluted share, calculated using current weighted average diluted shares outstanding, would be approximately $0.05 to $0.10 less than had the Company’s long-term assumption for net separate account returns been realized. This analysis assumes no other factors change and that an unlocking of DAC assumptions would not be required. However, as it does each quarter, the Company would evaluate its DAC balance and underlying assumptions to determine whether unlocking is appropriate. The Company can provide no assurance that the experience of flat equity market returns would not result in changes to other factors affecting profitability, including the possibility of unlocking of DAC assumptions.

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

To mitigate this risk, the Company has implemented a GMDB economic hedging program for certain new and existing business. Prior to implementation of the GMDB hedging program in 2003, the Company managed this risk primarily by entering into reinsurance arrangements. The GMDB economic hedging program is designed to offset changes in the economic value of the GMDB obligation up to a return of the contractholder’s premium payments. However, the first 10% of GMDB claims are not hedged. Currently the program shorts S&P 500 Index futures, which provides an offset to changes in the value of the designated obligation. The Company’s economic evaluation of the GMDB obligation is not consistent with current accounting treatment of the GMDB obligation. Therefore, the hedging activity will lead to earnings volatility. This volatility was negligible in 2005. As of December 31, 2005 and 2004, the net amount at risk was $1.10 billion and $1.76 billion before reinsurance, respectively, and $184.3 million and $305.4 million net of reinsurance, respectively. As of December 31, 2005 and 2004, the Company’s reserve for GMDB claims was $27.2 million and $23.7 million, respectively. See Note 3 to the audited consolidated financial statements included in the F pages of this report for discussion of the impact of adopting a new accounting principle regarding GMDB reserves in 2004.

The Company also offers certain variable annuity products with a GMAB rider. A GMAB provides the contractholder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contractholder at the time of issuance of the variable annuity contract. In some cases, the contractholder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. The design of the GMAB rider limits the risk to the Company in a variety of ways including asset allocation requirements, which serve to reduce the Company’s potential exposure to underlying fund performance risks. Specifically, the GMAB terms limit asset allocation by: (1) requiring partial allocation of assets to a guaranteed term option (a fixed rate investment option) and excluding certain funds that are highly volatile or difficult to hedge; or (2) requiring all assets be allocated to one of the approved asset allocation funds or models defined by the Company. A GMAB represents an embedded derivative in the variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivative is carried at fair value and reported in other future policy benefits and claims. The Company initially records an offset to the fair value of the embedded derivative on the balance sheet, which is amortized through the income statement over the term of the GMAB period of the contract. The fair value of the GMAB embedded derivative is calculated based on actuarial assumptions related to the projected benefit cash flows incorporating numerous assumptions including, but not limited to, expectations of contractholder persistency, market returns, correlations of market returns and market return volatility.

The Company began selling contracts with the GMAB feature on May 1, 2003. Beginning October 1, 2003, the Company launched an enhanced version of the rider that offered increased equity exposure to the contractholder in return for a higher charge. The Company simultaneously began economically hedging the GMAB exposure for those risks that exceed a level it considered acceptable. The GMAB economic hedge consists of shorting interest rate futures and S&P 500 Index futures contracts and does not qualify for hedge accounting under current guidance. Upon reaching scale, the Company anticipates the purchase of S&P 500 Index put options and over-the-counter basket put options, which are constructed in order to minimize the tracking error of the hedge and the GMAB liability. See Note 2(c) to the audited consolidated financial statements included in the F pages of this report for discussion of economic hedges. The objective of the GMAB economic hedge strategy is to manage the exposures with risk beyond a level considered acceptable to the Company. The Company is exposed to equity market risk related to the GMAB feature should the growth in the underlying investments, including any GTO investment, fail to reach the guaranteed return level. The GMAB embedded derivative will create volatility in earnings; however, the hedging program provides substantial mitigation of this exposure. This volatility was negligible in 2005 and 2004. As of December 31, 2005 and 2004, the fair value of the GMAB embedded derivative was $67.9 million and $23.1 million, respectively. The increase in the fair value of the GMAB embedded derivative was driven by the value of new business sold during 2005.

Beginning in March 2005, the Company began offering a hybrid GMAB/GMWB through its Capital Preservation Plus Lifetime Income contract rider. This living benefit combines a GMAB feature in its first 5-10 years with a lifetime withdrawal benefit which begins upon the maturity of the GMAB and extends for the duration of the insured’s life. In the event that the insured’s contract value is exhausted through such withdrawals, the Company shall continue to fund future withdrawals at a pre-defined level until the insured’s death. In some cases, the contract owner has the right to drop the GMWB portion of this rider or periodically reset the guaranteed withdrawal basis to a higher level. This benefit requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy as previously described above.

Inflation

The rate of inflation did not have a material effect on the revenues or operating results of the Company during 2005, 2004 or 2003.

ITEM 8    Consolidated Financial Statements and Supplementary Data

See Part IV, Item 15—Exhibits, Financial Statement Schedules for an index to the Company’s audited consolidated financial statements included in the F pages of this report.

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

The Company’s management assessed the effectiveness of NFS’ internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria, the Company’s management concluded that NFS’ internal control over financial reporting was effective as of December 31, 2005.

The Company’s independent registered public accounting firm, KPMG LLP, issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page F-2.

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company’s fourth fiscal quarter to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, effective January 1, 2006, the Company commenced using a new accounting system to record, allocate and report financial transactions related to expenses. In addition, during 2006 the Company plans to implement further changes to certain components of the new accounting and reporting system. This new system will result in certain changes that may have a material affect on the Company’s internal control over financial reporting. The implemented and planned system changes were undertaken to standardize accounting systems, improve management reporting and consolidate accounting functions for the Company, its subsidiaries and affiliates, and were not undertaken in response to any actual or perceived significant deficiencies in the Company’s internal control over financial reporting.

ITEM9B    Other Information

None.

PART III

ITEM 10    Directors and Executive Officers of the Registrant

The information set forth under the caption “Election of Directors” in NFS’ 2006 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

Name	Age	Position with NFS (as of February 21, 2006)
W.G. Jurgensen	54	Chief Executive Officer
Mark R. Thresher	49	President and Chief Operating Officer
Patricia R. Hatler	51	Executive Vice President—Chief Legal and Governance Officer
Terri L. Hill	46	Executive Vice President—Chief Administrative Officer
Michael C. Keller	46	Executive Vice President—Chief Information Officer
Stephen S. Rasmussen	53	Executive Vice President
Kathleen D. Ricord	55	Executive Vice President—Chief Marketing Officer
Robert A. Rosholt	55	Executive Vice President—Finance, Investments and Strategy
John L. Carter	43	Senior Vice President—Non-Affiliated Sales
Timothy G. Frommeyer	41	Senior Vice President—Chief Financial Officer
Peter A. Golato	52	Senior Vice President—Individual Protection Business Head
Kelly A. Hamilton	41	Senior Vice President—Internal Audits
Gregory S. Lashutka	61	Senior Vice President—Corporate Relations
Duane C. Meek	61	Senior Vice President—Group Business Head
Keith I. Millner	45	Senior Vice President—In-Retirement Business Head
Brian W. Nocco	53	Senior Vice President—Enterprise Chief Risk Officer
Mark D. Phelan	51	Senior Vice President—Individual Investments Business Head
Gail G. Snyder	51	Senior Vice President—Chief Investment Officer

Business experience for each of the individuals listed in the above table is set forth below:

W.G. Jurgensen has been Chief Executive Officer of NFS and several subsidiaries of NFS since August 2000 and a director of NFS since May 2000. He served as Chairman of the Board of NFS from January 2001 to June 2003 and Chief Executive Officer—Elect from May to August 2000. Since August 2000, he has been Chief Executive Officer of NMIC, Nationwide Mutual Fire Insurance Company (Nationwide Mutual Fire), NLIC and NLAIC, and was Chief Executive Officer—Elect of those companies from May to August 2000. He also serves as Chief Executive Officer of several other companies within Nationwide, which is comprised of NFS, NMIC, Nationwide Mutual Fire and all of their respective subsidiaries and affiliates (collectively, Nationwide). Mr. Jurgensen has been a director of NMIC, Nationwide Mutual Fire, NLIC and NLAIC since May 2000 and serves as a director of several other companies within Nationwide, as well as a trustee of Nationwide Foundation, a not-for-profit corporation that contributes to nonprofit agencies and community projects. Mr. Jurgensen has been a director of ConAgra Foods, Inc., a producer and marketer of food products, since August 2002. Before joining Nationwide, Mr. Jurgensen was Executive Vice President of Bank One Corporation, an investment banking and financial services institution, from 1998 to May 2000. He served as Executive Vice President of First Chicago NBD Corporation, a financial institution, and Chairman of FCC National Bank, a financial institution, from 1996 to May 1998.

Mark R. Thresher has been President and Chief Operating Officer of NFS, NLIC and NLAIC since May 2004. He was President and Chief Operating Officer—Elect from April 2004 to May 2004; President and Chief Operating

Officer—Elect and Chief Financial Officer from December 2003 to April 2004; and Senior Vice President—Chief Financial Officer from November 2002 to December 2003 of NFS, NLIC and NLAIC. Mr. Thresher also served NFS as its Senior Vice President—Chief Financial Officer and Treasurer from November 2002 to December 2003; Senior Vice President—Finance and Treasurer from May 1999 to November 2002; and Vice President—Finance and Controller from December 1996 to May 1999. He was Senior Vice President—Finance of NLIC and NLAIC from May 1999 to November 2002, and Vice President—Controller of those companies from December 1996 to May 1999. He also served as Vice President and Treasurer of several other companies within Nationwide from June 1996 to August 1996. Prior to joining Nationwide, Mr. Thresher served as a partner with KPMG LLP, a public accounting firm, from July 1988 to May 1996.

Patricia R. Hatler has been Executive Vice President—Chief Legal and Governance Officer of NFS since December 2004. Previously, Ms. Hatler served NFS as its Executive Vice President and General Counsel from October 2004 to December 2004; Executive Vice President, General Counsel and Secretary from March 2003 to October 2004; Senior Vice President, General Counsel and Secretary from May 2000 to March 2003; and Senior Vice President and General Counsel from August 1999 to May 2000. She has been Executive Vice President and Chief Legal and Governance Officer of several other companies within Nationwide since December 2004 and held similar positions with several Nationwide companies, including Executive Vice President, General Counsel and Secretary, since July 1999. Prior to that time, she was General Counsel and Corporate Secretary of Independence Blue Cross, a health insurance provider, from 1983 to July 1999.

Terri L. Hill has been Executive Vice President—Chief Administrative Officer of NFS and several other Nationwide companies since September 2003. She was Senior Vice President—Human Resources/Operations for Scottsdale Insurance Company (Scottsdale), a wholly-owned subsidiary of NMIC, and its affiliates from December 2000 to September 2003; Vice President—Human Resources/Communications of Scottsdale from May 1997 to December 2000; and Vice President—Human Resources of Scottsdale from October 1996 to May 1997. Ms. Hill was Vice President—Human Relations from February 1985 to September 1996 at American Express, a diversified worldwide travel, financial and network services company, and Director of Personnel for Bullock’s Department Stores, a department store retailer, from August 1981 to February 1985.

Michael C. Keller has been Executive Vice President—Chief Information Officer of NFS since August 2001. Mr. Keller has been Executive Vice President—Chief Information Officer of several other companies within Nationwide since June 2001. Prior to that time, Mr. Keller was Senior Vice President of Bank One, a financial institution, from January 1998 to June 2001, and held various management positions with IBM Corporation, an information technology company, from July 1982 to December 1997.

Stephen S. Rasmussen has been Executive Vice President of NFS and President and Chief Operating Officer of NMIC and Nationwide Mutual Fire since September 2003. Mr. Rasmussen is also a Director, President and Chief Operating Officer of ALLIED Group, Inc. (Allied), a wholly-owned subsidiary of NMIC, and serves as Chairman and Director of several Allied subsidiaries. He also serves as a Director of several other companies within Nationwide. Prior to NMIC’s acquisition of ALLIED, Mr. Rasmussen was President and Chief Operating Officer of that company and its subsidiaries from December 2000 to September 2003 and held various management positions with those companies from 1974 to December 2000.

Kathleen D. Ricord has been Executive Vice President—Chief Marketing Officer of NFS and several other companies within Nationwide since September 2003. She served as Senior Vice President— Marketing and Strategy from April 2002 to September 2003; Vice President—Marketing and Strategy from August 1999 to April 2002; Vice President—Assistant to the Chief Executive Officer and Enterprise Strategic Planning from March 1998 to August 1999; and Associate Vice President—Enterprise Strategic Planning and Assistant to the Chief Executive Officer from March 1997 to March 1998 of several Nationwide companies. Prior to that time, Ms. Ricord held various positions within Nationwide.

Robert A. Rosholt has been Executive Vice President—Finance, Investments and Strategy of NFS since October 2002. Since January 2006, he has served as Executive Vice President—Chief Financial Officer of NMIC and several other companies within Nationwide. He served as Executive Vice President—Chief Finance and Investment Officer of NMIC and several other companies within Nationwide from October 2002 to December 2005. He also serves as a Director of several Nationwide companies. Prior to joining Nationwide, Mr. Rosholt was Executive Vice President and Head of Operations of AON Corporation, a provider of risk management, retail, reinsurance, and wholesale brokerage, claims management, and human capital consulting services, from September 2000 to October 2002, and held various management positions, including Chief Financial Officer, with Bank One from June 1974 to May 2000.

John L. Carter has been Senior Vice President—Non-Affiliated Sales of NFS, NLIC and NLAIC and President of Nationwide Financial Distributors, Inc., as well as Senior Vice President of several other Nationwide companies, since November 2005. Previously, he served as Corporate Vice President of Platform Distribution at Prudential Financial, a financial services company, from August 1999 to November 2005. Prior to that time, Mr. Carter held positions with other financial services firms, including Kidder Peabody, where he served in executive sales positions, and UBS.

Timothy G. Frommeyer has been Senior Vice President—Chief Financial Officer of NFS and several other Nationwide companies since November 2005. He served as Vice President and Chief Actuary of NLIC and NLAIC from May 2004 to November 2005. He also served as Senior Vice President—Finance and Actuarial of NRS from November 2001 to May 2004 and Vice President—Public Sector Finance and Actuarial of NLIC and NLAIC from November 2001 to May 2004. From April 2000 to May 2001, Mr. Frommeyer served as Associate Vice President—Public Sector and Retail Actuarial of NLIC and NLAIC. Prior to that time, he held various other positions within Nationwide.

Peter A. Golato has been Senior Vice President—Individual Protection Business Head of NFS and several other companies within Nationwide since May 2004. Mr. Golato also serves as a Director (since May 2004) and President (since August 2004) of NLICA, NLACA and Nationwide Life Insurance Company of Delaware (NLIC of Delaware). Previously, he was Vice President—Brokerage Life Sales of NLIC and NLAIC from May 2000 to May 2004, and NMIC and Nationwide Mutual Fire from May 2000 to October 2004. Mr. Golato held various positions within Nationwide from March 1993 to May 2000. Prior to that time, he was Marketing Manager for Aetna Life and Casualty Company, a provider of managed care benefits and dental, pharmacy, vision, and group insurance coverage, from September 1976 to March 1993.

Kelly A. Hamilton has been Senior Vice President—Internal Audits of NFS and several other companies within Nationwide since September 2005. She served several Nationwide companies as Senior Vice President—PC Finance, from September 2003 to August 2005; Vice President—Corporate Controller, from August 2001 to September 2003, and Associate Vice President—Corporate Accounting Services, from April 2000 to August 2001. Additionally, Ms. Hamilton held other positions within Nationwide starting in July 1995. Ms. Hamilton also serves as a Director of several Nationwide companies. Previously, she held a variety of management and accounting positions at KPMG LLP from January 1986 to July 1995.

Gregory S. Lashutka has been Senior Vice President—Corporate Relations of NFS and several other companies within Nationwide since January 2000. Prior to that time, he was Mayor of the City of Columbus (Ohio) from January 1992 to December 1999.

Duane C. Meek has been Senior Vice President—Group Business Head of NFS and several other Nationwide companies since May 2004, and of NMIC and Nationwide Mutual Fire since October 2004. Previously, he was Vice President—Sales of NFS and several other Nationwide companies from May 1996 to May 2004, and of NMIC and Nationwide Mutual Fire from May 1996 to October 2004. Prior to that time, Mr. Meek held various positions within Nationwide.

Keith I. Millner has been Senior Vice President—In-Retirement Business Head of NFS and several other companies within Nationwide since January 2005. Prior to joining Nationwide, Mr. Millner was a Senior Vice President for CIGNA HealthCare from August 2002 to December 2004; an independent consultant from September 2001 to August 2002; and held various positions for Assurant Group (Fortis, Inc.) from March 1996 to September 2001.

Brian W. Nocco has been Senior Vice President—Enterprise Chief Risk Officer of NFS and several other companies within Nationwide since January 2006. Previously he was Senior Vice President and Treasurer of NFS from December 2002 to January 2006 and Senior Vice President and Treasurer of NMIC from April 2001 to January 2006. He was Senior Vice President and Assistant Treasurer of NFS from April 2001 to December 2002. Mr. Nocco has been Senior Vice President and Assistant Treasurer of NLICA, NLACA and NLIC of Delaware since October 2002 and serves as Senior Vice President and Treasurer of several other companies within Nationwide. Prior to that time, he was Executive Vice President of Imperial Bank, a financial institution, and its subsidiaries, from May 1998 to June 2000. Mr. Nocco was Senior Vice President—Chief Compliance Officer with The Chubb Corporation, a holding company whose subsidiaries are engaged in property and casualty insurance, life insurance and real estate, from 1994 to 1998, and Treasurer and Vice President—Finance of Continental Bank Corporation, a financial institution, from 1986 to 1994.

Mark D. Phelan has been Senior Vice President—Individual Investments Business Head of NFS and several other companies within Nationwide since May 2004. He was previously Senior Vice President— Technology and Operations of NFS from May 2001 to May 2004. Mr. Phelan has been Senior Vice President, since July 2000, and Vice President, from November 1998 to July 2000, of several Nationwide companies. Prior to that time, he was Executive Vice President of CheckFree Corporation, an online billing and payment services provider, from October 1992 to November 1997; Sales Vice President of AT&T Corporation, a provider of communications services and products, and network equipment and computer systems, from February 1982 to November 1992; and Operations Manager with IBM Corporation from April 1977 to February 1982.

Gail G. Snyder has been Senior Vice President—Chief Investment Officer of NFS and several other Nationwide companies since January 2006. She was previously Senior Vice President—Enterprise Portfolio and Strategy Management of NMIC and several other Nationwide companies from January 2005 to January 2006. Previously, she served as Senior Vice President—Portfolio Management of Genworth Financial, Inc., an insurance and financial services company, from May 2004 to December 2004. From March 1995 to May 2005, she served in various capacities at divisions of General Electric, including Senior Vice President—Insurance-Strategic Client Solutions of GE Asset Management, a financial services firm; Chief Investment Officer of GE Mortgage Insurance, a mortgage services firm; and Vice President of First Colony Life Insurance Company, an insurance services company acquired by General Electric. She also held various investment positions at Provident Life and Accident Insurance Company, an insurance services company, from December 1986 to March 1995.

The Board of Directors adopted the Nationwide Code of Conduct and Business Practices (Code) which is posted on the Company’s web site (http://www.nationwidefinancial.com) under the Corporate Governance subsection of the Investor Relations area of the web site. The Code is available in print, free of charge, to any shareholder who requests it. You may request a copy by contacting Mark Barnett, Vice President—Investor Relations, One Nationwide Plaza, Columbus, Ohio, 43215, or you may call 614-677-5331. All directors, officers and employees of the Nationwide group of companies are required to adhere to the Code. As required by SEC regulations and the listing standards of the New York Stock Exchange, the Code contains written standards designed to deter wrongdoing and to promote honest, ethical conduct including ethical handling of conflicts; full, fair, accurate, timely and understandable disclosure in regulatory reports and public communications; compliance with laws, rules and regulations; prompt internal reporting of violations of the Code; and accountability for adherence to the Code. It also contains compliance standards and procedures that facilitate the effective operation of the Code. Any waivers from, or amendments to, the Code for directors and executive officers must be approved by the Board of Directors or a designated board committee and will be promptly disclosed to the shareholders by posting any waiver on the NFS web site listed above.

ITEM 11    Executive Compensation

Information required by this item is set forth under the captions “Executive Compensation and Other Information” in the NFS 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is set forth under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the NFS 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13    Certain Relationships and Related Transactions

Information required by this item is set forth under the caption “Certain Relationships and Related Transactions” in the NFS 2006 Proxy Statement and is incorporated herein by reference.

ITEM 14    Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Principal Accounting Fees and Services” in the NFS 2006 Proxy Statement and is incorporated herein by reference.

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

4.1

Form of Indenture relating to the 8.00% senior notes, including the form of Global Note and the form of Definitive Note (previously filed as Exhibit 4.1 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

4.2

Form of Indenture relating to the Junior Subordinated Deferrable Interest Debentures due 2037 of Nationwide Financial Services, Inc. (previously filed as Exhibit 4.1 to Form S-1, Registration Number 333-18533, filed March 5, 1997, and incorporated herein by reference)

4.3

Senior Indenture dated November 1, 2001 relating to senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed November 16, 2001, and incorporated herein by reference)

4.4

Form of First Supplemental Indenture relating to the 6.25% senior notes (previously filed as Exhibit 4.2 to Form 8-K, Commission File Number 1-12785, filed November 16, 2001, and incorporated herein by reference)

4.5

Second Supplemental Indenture relating to the 5.90% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed June 24, 2002, and incorporated herein by reference)

4.6

Third Supplemental Indenture relating to the 5.265% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed February 13, 2003, and incorporated herein by reference)

4.7

Fourth Supplemental Indenture relating to the 5.10% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed September 23, 2005, and incorporated herein by reference)

10.1

Form of Intercompany Agreement among Nationwide Mutual Insurance Company, Nationwide Corporation and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.1 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10	.1.1

Form of Amendment No. 1 to the Intercompany Agreement among Nationwide Mutual Insurance Company, Nationwide Corporation and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.1.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.2

Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Financial Services, Inc. and any corporation that may hereafter be a subsidiary of Nationwide Financial Services, Inc. (previously filed as Exhibit 10.2 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.3

Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Life Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Life Insurance Company (previously filed as Exhibit 10.2 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

Exhibit
10.4

Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Life Insurance Company of America and any corporation that may hereafter be a subsidiary of Nationwide Life Insurance Company of America (previously filed as Exhibit 10.2 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.5

Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Provident Holding Company and any corporation that may hereafter be a subsidiary of Nationwide Provident Holding Company (previously filed as Exhibit 10.2 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.6

Form of Amended and Restated Cost Sharing Agreement among parties named therein (previously filed as Exhibit 10.3 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.7

Modified Coinsurance Agreement between Nationwide Life Insurance Company and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.4 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10.8

Amended and Restated Five Year Credit Agreement, dated May 13, 2005, among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Wachovia Bank, National Association, as agent and Citicorp USA, Inc., as syndication agent (previously filed as Exhibit 10.1 to Form 8-K, Commission File Number 1-12785, filed August 6, 2005, and incorporated herein by reference)

10.9

Form of Lease Agreement between Nationwide Mutual Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.7 to Form S-1, Registration Number 333-18527, filed March 5, 1997, and incorporated herein by reference)

10	.10*

Form of Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.4 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference)

10	.11*	General Description of Nationwide Performance Incentive Plan (previously filed as Exhibit 10.9 to Form 10-K, Commission File Number 1-12785, filed March 29, 2001, and incorporated herein by reference)

10	.12*

Form of Amended and Restated Nationwide Office of Investments Incentive Plan dated as of October 7, 2003 (previously filed as Exhibit 10.13 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10	.13*

Nationwide Excess Benefit Plan effective as of January 1, 2000 (previously filed as Exhibit 10.14 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10	.14*

Nationwide Supplemental Retirement Plan As Amended and Restated effective January 1, 2005 (previously filed as Exhibit 10.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10	.15*	Nationwide Severance Pay Plan effective as of March 1, 2003 (previously filed as Exhibit 10.16 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10	.16*

Nationwide Supplemental Defined Contribution Plan effective as of January 1, 2005 (previously filed as Exhibit 10.17 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

Exhibit
10.17*

Nationwide Individual Deferred Compensation Plan effective as of January 1, 2005 (previously filed as Exhibit 10.18 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.18*

Nationwide Board of Directors Deferred Compensation Plan effective as of January 1, 2005 (previously filed as Exhibit 10.19 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.19*	Second Amended and Restated Nationwide Financial Services, Inc. Stock Retainer Plan for Non-Employee Directors

10.20

Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Financial Services, Inc. and Nationwide Cash Management Company (previously filed as Exhibit 10.21 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.21

Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Life Insurance Company and Nationwide Cash Management Company (previously filed as Exhibit 10.22 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.22

Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Life and Annuity Insurance Company and Nationwide Cash Management Company (previously filed as Exhibit 10.23 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.23

Master Repurchase Agreement between Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and Nationwide Mutual Insurance Company and certain of its Subsidiaries and affiliates (previously filed as Exhibit 10.20 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)

10.24

Stock Purchase and Sale Agreement between Nationwide Corporation and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.21 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)

10.25

Stock Purchase and Sale Agreement between Nationwide Financial Services, Inc. and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.22 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)

10.26*

Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Patricia Hatler (previously filed as Exhibit 10.25 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.26.1*

Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Patricia Hatler (previously filed as Exhibit 10.28.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.27*

Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Donna James (previously filed as Exhibit 10.27 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

10.27.1*

Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Donna James (previously filed as Exhibit 10.30.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.28*

Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Greg Lashutka (previously filed as Exhibit 10.28 to Form 10-Q, Commission File Number 1-12785, filed August 14, 2000, and incorporated herein by reference)

Exhibit
10.28.1*

Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Greg Lashutka (previously filed as Exhibit 10.31.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.29*

Form of Employment Agreement between Nationwide Mutual Insurance Company and Robert Rosholt (previously filed as Exhibit 10.30 to Form 10-Q, Commission File Number 1-12785, filed May 14, 2003, and incorporated herein by reference)

10.30*

Form of Employment Agreement, dated May 26, 2000, between Nationwide Mutual Insurance Company and W.G. Jurgensen (previously filed as Exhibit 10.32 to Form 10-Q, Commission File Number 1-12785, filed November 13, 2000, and incorporated herein by reference)

10.30.1*

Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and W.G. Jurgensen (previously filed as Exhibit 10.31.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.31*

Form of Employment Agreement, dated February 25, 2004, between Nationwide Mutual Insurance Company and Terri L. Hill (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed May 7, 2004, and incorporated herein by reference)

10.32*

Form of Employment Agreement, dated February 25, 2004, between Nationwide Mutual Insurance Company and Kathleen D. Ricord (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed May 7, 2004, and incorporated herein by reference)

10.33*

Form of Employment Agreement, dated January 1, 2004 and fully executed on April 7, 2004, between Nationwide Financial Services, Inc. and Mark R. Thresher (previously filed as Exhibit 10.3 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference)

10.34*	Offer Letter for Keith Millner dated November 19, 2004 (previously filed as Exhibit 10.1 to Form 8-K, Commission File Number 1-12785, filed December 3, 2004, and incorporated herein by reference)

10.35*

Form of Employment Agreement, dated June 4, 2001, between Nationwide Mutual Insurance Company and Michael C. Keller (previously filed as Exhibit 10.36 to Form 10-Q, Commission File Number 1-12785, filed August 10, 2001, and incorporated herein by reference)

10.35.1*

Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Michael C. Keller (previously filed as Exhibit 10.41.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.36

Form of Employee Leasing Agreement, dated July 1, 2000, between Nationwide Mutual Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.35 to Form 10-Q, Commission File Number 1-12785, filed May 11, 2001, and incorporated herein by reference)

10.37*

Nationwide Financial Services, Inc. Senior Executive Incentive Plan (previously filed as Exhibit 10.37 to Form 10-Q, Commission File Number 1-12785, filed August 10, 2001, and incorporated herein by reference)

10.37.1*

First Amendment to the Nationwide Financial Services, Inc. Senior Executive Incentive Plan (previously filed as Exhibit 10.6 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference)

10.38	Fund Participation Agreement between Nationwide Financial Services, Inc., Gartmore Mutual Fund Capital Trust and Gartmore Distribution Services, Inc. dated as of May 2, 2005

Exhibit
10.39

Fund Agreement between Nationwide Financial Services, Inc., Gartmore Mutual Fund Capital Trust, Gartmore Mutual Funds, Gartmore Morley Capital Management, Inc. and Gartmore Distribution Services, Inc. dated as of October 1, 2002

10.39.1

Amendment No. 1 dated August 1, 2005 to Fund Agreement between Nationwide Financial Services, Inc., Gartmore Mutual Fund Capital Trust, Gartmore Mutual Funds, Gartmore Morley Capital Management, Inc. and Gartmore Distribution Services, Inc. dated as of October 1, 2002

10.40	Letter of Agreement between Nationwide Financial Services, Inc. and Gartmore Mutual Fund Capital Trust dated as of December 21, 2005

10.41*

Form of NVA Target Award Opportunity and Stock Option Award Agreement for Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed November 5, 2004, and incorporated herein by reference)

10.42*

Form of Restricted Stock Award Agreement for Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed November 5, 2004, and incorporated herein by reference)

10.43*

Form of Non-Qualified Stock Option Award Agreement for the Board of Directors for Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.3 to Form 10-Q, Commission File Number 1-12785, filed November 5, 2004, and incorporated herein by reference)

10.44*	Form of Deferred Stock Unit Agreement (Cash Settlement) for the Second Amended and Restated Nationwide Financial Services, Inc. Stock Retainer Plan for Non-Employee Directors

10.44.1*	Form of Deferred Stock Unit Agreement (Share Settlement) for the Second Amended and Restated Nationwide Financial Services, Inc. Stock Retainer Plan for Non-Employee Directors

10.45*

Employment letter agreement between Nationwide Financial Services, Inc. and John Carter dated October 27, 2005 (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2005, and incorporated herein by reference)

10.46*	Summary of terms of employment of Timothy G. Frommeyer (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2005, and incorporated herein by reference)

10.47*	Summary of Non-Employee Director Compensation

10.48	Form of Software License Agreement (previously filed as Exhibit 10.4 to Form 10-Q, Commission File Number 1-12785, filed August 4, 2005, and incorporated herein by reference)

10.49*	Employment Offer Letter Agreement between Nationwide Financial Services, Inc. and Gail Snyder dated November 28, 2005

12	Computation of Ratio of Earnings to Fixed Charges

18

Letter regarding change in accounting principle from KPMG LLP (previously filed as Exhibit 18 to Form 10-Q, Commission File Number 1-12785, filed November 12, 2003, and incorporated herein by reference)

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
31.2	Certification of Timothy G. Frommeyer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

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

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

Date: March 1, 2006	By	/s/ W.G. JURGENSEN
W.G. Jurgensen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ARDEN L. SHISLER Arden L. Shisler, Chairman of the Board	February 22, 2006 Date

/s/ W.G. JURGENSEN W.G. Jurgensen, Chief Executive Officer and Director	March 1, 2006 Date

/s/ JOSEPH A. ALUTTO Joseph A. Alutto, Director	February 22, 2006 Date

/s/ JAMES G. BROCKSMITH, JR. James G. Brocksmith, Jr., Director	February 22, 2006 Date

/s/ KEITH W. ECKEL Keith W. Eckel, Director	February 22, 2006 Date

/s/ LYDIA M. MARSHALL Lydia M. Marshall, Director	February 22, 2006 Date

/s/ DONALD L. MCWHORTER Donald L. McWhorter, Director	February 22, 2006 Date

/s/ DAVID O. MILLER David O. Miller, Director	February 22, 2006 Date

/s/ MARTHA MILLER DE LOMBERA Martha Miller de Lombera, Director	February 22, 2006 Date

/s/ JAMES F. PATTERSON James F. Patterson, Director	February 22, 2006 Date

/s/ GERALD D. PROTHRO Gerald D. Prothro, Director	February 22, 2006 Date

/s/ ALEX SHUMATE Alex Shumate, Director	February 22, 2006 Date

/s/ MARK R. THRESHER Mark R. Thresher, President and Chief Operating Officer	March 1, 2006 Date

/s/ TIMOTHY G. FROMMEYER Timothy G. Frommeyer, Senior Vice President—Chief Financial Officer	March 1, 2006 Date

Report of Management

The management of Nationwide Financial Services, Inc. and its subsidiaries (the Company) is responsible for the preparation and integrity of the consolidated financial statements and other financial information contained in this Annual Report on Form 10-K. The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, and where necessary, include amounts that are based on the best estimates and judgment of management. Management believes the consolidated financial statements present fairly the Company’s financial position and results of operations and that other financial data contained in the Annual Report on Form 10-K has been compiled in a manner consistent with the consolidated financial statements.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

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

March 1, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Nationwide Financial Services, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting contained in Item 9A, Controls and Procedures, of Nationwide Financial Services, Inc. and subsidiaries’ (the Company) 2005 Annual Report on Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Nationwide Financial Services, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries as listed in the accompanying index, and our report dated March 1, 2006 expressed an unqualified opinion on those consolidated financial statements, with an explanatory paragraph as the Company adopted the American Institute of Certified Public Accountants’ Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, in 2004.

/s/ KPMG LLP

Columbus, Ohio

March 1, 2006

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Financial Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nationwide Financial Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in note 3 to the consolidated financial statements, the Company adopted the American Institute of Certified Public Accountants’ Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, in 2004.

/s/ KPMG LLP

Columbus, Ohio

March 1, 2006

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in millions, except per share amounts)

	Years ended December 31,
	2005	2004	2003
Revenues:
Policy charges	$1,241.5	$1,222.6	$1,120.4
Life insurance premiums	399.9	402.7	426.2
Net investment income	2,343.9	2,231.7	2,198.0
Net realized gains (losses) on investments, hedging instruments and hedged items	20.8	(32.2)	(70.6)
Other	333.8	279.7	212.6

Total revenues	4,339.9	4,104.5	3,886.6

Benefits and expenses:
Interest credited to policyholder account values	1,380.9	1,328.3	1,367.6
Other benefits and claims	574.9	548.6	581.7
Policyholder dividends on participating policies	107.3	101.4	105.7
Amortization of deferred policy acquisition costs	480.2	430.4	394.6
Amortization of value of business acquired	45.0	52.3	46.4
Interest expense on debt	108.0	102.4	95.8
Debt extinguishment costs	21.7	—	—
Other operating expenses	866.1	867.7	779.1

Total benefits and expenses	3,584.1	3,431.1	3,370.9

Income from continuing operations before federal income tax expense	755.8	673.4	515.7
Federal income tax expense	132.6	166.9	118.6

Income from continuing operations	623.2	506.5	397.1
Discontinued operations, net of taxes	(24.5)	(1.1)	1.3
Cumulative effect of adoption of accounting principles, net of taxes	—	(3.4)	(0.6)

Net income	$598.7	$502.0	$397.8

Earnings from continuing operations per common share:
Basic	$4.08	$3.33	$2.62
Diluted	$4.06	$3.31	$2.61
Earnings per common share:
Basic	$3.92	$3.30	$2.62
Diluted	$3.90	$3.28	$2.61
Weighted average common shares outstanding:
Basic	152.9	152.1	151.8
Diluted	153.6	152.9	152.3
Cash dividends declared per common share	$0.76	$0.72	$0.52

See accompanying notes to consolidated financial statements, including Note 19 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share amounts)

	December 31,
	2005	2004
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $29,830.8 in 2005; $30,423.2 in 2004)	$30,106.0	$31,516.8
Equity securities (cost $64.8 in 2005; $73.1 in 2004)	75.6	87.0
Trading assets, at fair value	34.4	15.9
Mortgage loans on real estate, net	9,148.6	9,267.5
Real estate, net	108.7	108.3
Policy loans	930.6	987.2
Other long-term investments	691.9	604.2
Short-term investments, including amounts managed by a related party	2,073.2	2,009.9

Total investments	43,169.0	44,596.8
Cash	16.4	52.4
Accrued investment income	396.3	428.7
Deferred policy acquisition costs	3,685.4	3,561.1
Value of business acquired	449.7	480.4
Other intangible assets	45.6	48.7
Goodwill	364.5	382.3
Other assets	2,069.2	2,497.0
Assets held in separate accounts	65,963.8	64,903.2

Total assets	$116,159.9	$116,950.6

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$39,748.1	$41,077.2
Short-term debt	252.3	230.8
Long-term debt	1,398.0	1,406.0
Other liabilities	3,447.3	4,118.3
Liabilities related to separate accounts	65,963.8	64,903.2

Total liabilities	110,809.5	111,735.5

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized—50.0 shares; issued and outstanding—none	—	—
Class A common stock, $0.01 par value; authorized—750.0 shares; issued—67.5 and 66.2 shares in 2005 and 2004, respectively; outstanding—56.9 shares in 2005 and 2004	0.7	0.7
Class B common stock, $0.01 par value; authorized—750.0 shares; issued and outstanding—95.6 shares shares in 2005 and 2004	1.0	1.0
Additional paid-in capital	1,670.8	1,634.6
Retained earnings	3,883.1	3,400.0
Accumulated other comprehensive income	100.7	432.2
Treasury stock	(304.2)	(251.4)
Other, net	(1.7)	(2.0)

Total shareholders’ equity	5,350.4	5,215.1

Total liabilities and shareholders’ equity	$116,159.9	$116,950.6

See accompanying notes to consolidated financial statements, including Note 19 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Other, net	Total shareholders’ equity
Balance as of December 31, 2002	$0.6	$1.0	$1,606.8	$2,688.4	$400.3	$(245.1)	$(8.7)	$4,443.3
Comprehensive income:
Net income	—	—	—	397.8	—	—	—	397.8
Net unrealized gains on securities available-for-sale arising during the period, net of taxes	—	—	—	—	132.5	—	—	132.5
Accumulated net losses on cash flow hedges, net of taxes	—	—	—	—	(27.9)	—	—	(27.9)

Total comprehensive income								502.4

Cash dividends declared	—	—	—	(78.9)	—	—	—	(78.9)
Other, net	—	—	7.5	(0.9)	—	(2.5)	4.5	8.6

Balance as of December 31, 2003	0.6	1.0	1,614.3	3,006.4	504.9	(247.6)	(4.2)	4,875.4

Comprehensive income:
Net income	—	—	—	502.0	—	—	—	502.0
Net unrealized losses on securities available-for-sale arising during the period, net of taxes	—	—	—	—	(37.4)	—	—	(37.4)
Accumulated net losses on cash flow hedges, net of taxes	—	—	—	—	(35.3)	—	—	(35.3)

Total comprehensive income								429.3

Cash dividends declared	—	—	—	(108.4)	—	—	—	(108.4)
Other, net	0.1	—	20.3	—	—	(3.8)	2.2	18.8

Balance as of December 31, 2004	0.7	1.0	1,634.6	3,400.0	432.2	(251.4)	(2.0)	5,215.1

Comprehensive income:
Net income	—	—	—	598.7	—	—	—	598.7
Net unrealized losses on securities available-for-sale arising during the period, net of taxes	—	—	—	—	(364.8)	—	—	(364.8)
Accumulated net gains on cash flow hedges, net of taxes	—	—	—	—	33.3	—	—	33.3

Total comprehensive income								267.2

Cash dividends declared	—	—	—	(116.2)	—	—	—	(116.2)
Common shares repurchased under announced program	—	—	—	—	—	(51.4)	—	(51.4)
Other, net	—	—	36.2	0.6	—	(1.4)	0.3	35.7

Balance as of December 31, 2005	$0.7	$1.0	$1,670.8	$3,883.1	$100.7	$(304.2)	$(1.7)	$5,350.4

See accompanying notes to consolidated financial statements, including Note 19 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in millions)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$598.7	$502.0	$397.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments, hedging instruments and hedged items	(20.8)	32.2	70.6
Interest credited to policyholder account values	1,380.9	1,328.3	1,367.6
Capitalization of deferred policy acquisition costs	(489.0)	(539.2)	(620.1)
Amortization of deferred policy acquisition costs	480.2	430.4	394.6
Amortization and depreciation, excluding debt extinguishment costs	142.9	167.3	170.8
Debt extinguishment costs (non-cash)	21.7	—	—
Decrease (increase) in other assets	621.6	(331.5)	(765.0)
(Decrease) increase in policy and other liabilities	(777.7)	462.3	311.5
Other, net	(4.4)	35.2	66.5

Net cash provided by operating activities	1,954.1	2,087.0	1,394.3

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	5,555.0	3,888.4	4,622.2
Proceeds from sale of securities available-for-sale	3,480.5	3,767.2	2,538.0
Proceeds from repayments of mortgage loans on real estate	2,962.9	2,083.2	1,554.9
Proceeds from repayments of policy loans, sale of real estate and sale of other invested assets	171.3	117.2	154.9
Cost of securities available-for-sale acquired	(8,295.6)	(8,368.8)	(10,181.4)
Cost of mortgage loans on real estate originated or acquired	(2,716.0)	(2,348.4)	(2,053.7)
Net increase in short-term investments	(55.6)	(48.7)	(539.6)
Collateral received (paid)—securities lending, net	36.6	89.4	(26.1)
Acquisition of subsidiary, net of cash acquired	(18.0)	—	—
Other, net	(35.9)	(473.7)	(55.9)

Net cash provided by (used in) investing activities	1,085.2	(1,294.2)	(3,986.7)

Cash flows from financing activities:
Net increase in short-term debt	21.5	25.5	202.6
Net proceeds from issuance of long-term debt	199.4	—	197.2
Principal payments on long-term debt	(206.2)	—	—
Cash dividends paid	(114.8)	(101.9)	(78.9)
Investment and universal life insurance product deposits	3,956.1	4,399.1	5,471.0
Investment and universal life insurance product withdrawals	(6,914.0)	(5,091.3)	(3,214.5)
Common shares repurchased under announced program	(49.0)	—	—
Other, net	31.7	16.7	4.8

Net cash (used in) provided by financing activities	(3,075.3)	(751.9)	2,582.2

Net (decrease) increase in cash	(36.0)	40.9	(10.2)
Cash, beginning of period	52.4	11.5	21.7

Cash, end of period	$16.4	$52.4	$11.5

See accompanying notes to consolidated financial statements, including Note 19 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(1) Organization and Description of Business

Nationwide Financial Services, Inc. (NFS, or collectively with its subsidiaries, the Company) was formed in November 1996. NFS is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies (Nationwide). This group includes Nationwide Financial Network (NFN), which refers to Nationwide Life Insurance Company of America (NLICA) and its subsidiaries, including the affiliated distribution network. NFS is incorporated in Delaware and maintains its principal executive offices in Columbus, Ohio.

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public group retirement plans, other investment products sold to institutions, life insurance and advisory services.

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of the Company who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), an indirect wholly-owned subsidiary; NFN producers; The 401(k) Company, an indirect wholly-owned subsidiary; and TBG Insurance Services Corporation (TBG Financial), a majority-owned subsidiary. The Company also distributes retirement savings products through the agency distribution force of its ultimate majority parent company, Nationwide Mutual Insurance Company (NMIC).

The 56.9 million shares of Class A common stock outstanding as of December 31, 2005 are publicly held and were primarily issued through NFS’ initial public offering completed in March 1997 and in conjunction with the acquisition of NFN in October 2002. The Class A shares represent 37.3% of the equity ownership in NFS and 5.6% of the combined voting power of NFS’ Class A and Class B common stock as of December 31, 2005. Nationwide Corporation (Nationwide Corp.) owns all of the outstanding shares of Class B common stock, which represents the remaining 62.7% equity ownership and 94.4% of the combined voting power of the shareholders of NFS as of December 31, 2005. Nationwide Corp. is a majority-owned subsidiary of NMIC.

(2) Summary of Significant Accounting Policies

The significant accounting policies followed by the Company that materially affect financial reporting are summarized below. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP).

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates.

The most significant estimates include those used to determine the following: the balance, recoverability and amortization of deferred policy acquisition costs (DAC) for investment products and universal life insurance products; the balance and amortization of value of business acquired (VOBA); impairment losses on investments; valuation allowances for mortgage loans on real estate; federal income tax provisions; goodwill impairment; the liability for future policy benefits; and pension and other postretirement employee benefits. Although some variability is inherent in these estimates, the recorded amounts reflect management’s best estimates based on facts and circumstances as of the balance sheet date. Management believes the amounts provided are appropriate.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(a) Consolidation Policy

The consolidated financial statements include the accounts of NFS and companies in which NFS directly or indirectly has a controlling financial interest. Effective December 31, 2003, the Company applied the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (FIN 46R), to those variable interest entities (VIEs) with which it is associated. As a result, the Company deconsolidated certain VIEs which previously were consolidated, as of that date. Minority interest expense is included in other operating expenses in the consolidated statements of income, and minority interest is included in other liabilities on the consolidated balance sheets. All significant intercompany balances and transactions have been eliminated.

(b) Valuation of Investments, Investment Income and Related Gains and Losses

The Company is required to classify its fixed maturity securities and marketable equity securities as held-to-maturity, available-for-sale or trading. Trading assets may include any combination of fixed maturity securities and marketable equity securities. Trading assets are stated at fair value, with changes in fair value recorded as a component of net realized gains on investments. All other fixed maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of adjustments to DAC, VOBA, future policy benefits and claims, policyholder dividend obligation and deferred federal income taxes reported as a separate component of accumulated other comprehensive income (AOCI) in shareholders’ equity. The adjustments to DAC and VOBA represent the changes in amortization of DAC and VOBA that would have been required as a charge or credit to operations had such unrealized amounts been realized and allocated to the product lines. The adjustment to future policy benefits and claims represents the increase in policy reserves from using a discount rate that would have been required had such unrealized amounts been realized and the proceeds reinvested at then current market interest rates, which were lower than the then current effective portfolio rate.

The fair value of fixed maturity and marketable equity securities is generally obtained from independent pricing services based on market quotations. For fixed maturity securities not priced by independent services (generally private placement securities and securities that do not trade regularly), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. Additionally, for valuing certain fixed maturity securities with complex cash flows such as certain mortgage-backed and asset-backed securities, a “structured product model” is used. The structured product model uses third party pricing tools. For securities for which quoted market prices are not available and for which the Company’s structured product model is not suitable for estimating fair values, fair values are determined using other modeling techniques, primarily a commercial software application utilized in valuing complex securitized investments with variable cash flows. As of December 31, 2005, 73% of the fair values of fixed maturity securities were obtained from independent pricing services, 20% from the Company’s pricing matrices and 7% from other sources, compared to 71%, 21% and 8%, respectively, as of December 31, 2004.

Management regularly reviews each investment in its fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Under the Company’s accounting policy for equity securities and debt securities that can be contractually prepaid or otherwise settled in a way that may limit the Company’s ability to fully recover cost, an impairment is deemed to be other-than-temporary unless the Company has both the ability and intent to hold the investment until the security’s forecasted recovery and evidence exists indicating that recovery will occur in a reasonable period of time. Also, for such debt securities management estimates cash flows over the life of purchased beneficial interests in securitized financial assets. If management estimates that the fair value of its beneficial interest is not greater than or equal to its carrying value based on current information and events, and if there has been an adverse change in estimated cash flows since the last revised estimate (considering both timing and amount), then the Company recognizes an other-than-temporary impairment and writes down the purchased beneficial interest to fair value.

For other debt securities, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to cost or amortized cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below cost or amortized cost; specific credit issues and financial prospects related to the issuer; management’s intent to hold or dispose of the security; and current economic conditions.

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

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When management determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. In addition to the valuation allowance on specific loans, the Company maintains an unallocated allowance for probable losses inherent in the loan portfolio as of the balance sheet date, but not yet specifically identified by loan. Changes in the valuation allowance are recorded in net realized gains and losses on investments, hedging instruments and hedged items. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

The valuation allowance account for mortgage loans on real estate is maintained at a level believed adequate by management and reflects management’s best estimate of probable credit losses, including losses incurred at

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

the balance sheet date but not yet identified by specific loan. Management’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

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

(c) Derivative Instruments

Derivatives are carried at fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge); a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); a foreign currency fair value or cash flow hedge (foreign currency hedge); or a non-hedge transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for entering into various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used for hedging transactions are expected to be and, for ongoing hedging relationships, have been highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not, or is not expected to be, highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

The Company may enter into “receive fixed/pay variable” interest rate swaps to hedge existing variable rate assets or to hedge cash flows from the anticipated purchase of investments. These derivative instruments are identified as cash flow hedges and are carried at fair value with the offset recorded in AOCI to the extent the hedging relationship is effective. The ineffective portion of the hedging relationship is recorded in realized gains and losses on investments, hedging instruments and hedged items. Gains and losses on derivative instruments that are initially recorded in AOCI are reclassified out of AOCI and recognized in earnings over the same period(s) that the hedged item affects earnings.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

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

The Company periodically may enter into a derivative transaction that will not qualify for hedge accounting. The Company does not enter into speculative positions. Although these transactions do not qualify for hedge accounting, or have not been designated in hedging relationships by the Company, they provide the Company with an economic hedge, which is used as part of its overall risk management strategy. For example, the Company may sell credit default protection through a credit default swap. Although the credit default swap may not be effective in hedging specific investments, the income stream allows the Company to manage overall investment yields while exposing the Company to acceptable credit risk. The Company may enter into a cross-currency basis swap (pay a variable U.S. rate and receive a variable foreign-denominated rate) to eliminate the foreign currency exposure of a variable rate foreign-denominated liability. Although basis swaps may qualify for hedge accounting, the Company has chosen not to designate these derivatives as hedging instruments due to the difficulty in assessing and monitoring effectiveness for both sides of the basis swap. Derivative instruments that do not qualify for hedge accounting or are not designated as hedging instruments are carried at fair value, with changes in fair value recorded in realized gains and losses on investments, hedging instruments and hedged items.

(d) Revenues and Benefits

Investment Products and Universal Life Insurance Products: Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI), bank-owned life insurance (BOLI) and other interest-sensitive life insurance policies. Revenues for investment products and universal life insurance products consist of net investment income, asset fees, cost of insurance charges, administrative fees and surrender charges that have been earned and assessed against policy account balances during the period. The timing of revenue recognition as it relates to fees assessed on investment contracts and universal life contracts is determined based on the nature of such fees. Asset fees, cost of insurance charges and administrative fees are assessed on a daily or monthly basis and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender of a contract in accordance with contractual terms. Policy benefits and claims that are charged to expense include interest credited to policy account values and benefits and claims incurred in the period in excess of related policy account values.

Traditional Life Insurance Products: Traditional life insurance products include those products with fixed and guaranteed premiums and benefits and primarily consist of whole life insurance, limited-payment life insurance, term life insurance and certain annuities with life contingencies. Premiums for traditional life insurance products are recognized as revenue when due. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contract. This association is accomplished by the provision for future policy benefits and the deferral and amortization of policy acquisition costs.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(e) Deferred Policy Acquisition Costs for Investment Products and Universal Life Insurance Products

The Company has deferred the costs of acquiring investment products and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. Investment products primarily consist of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, COLI and other interest-sensitive life insurance policies. DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period.

For investment products (principally individual and group annuities) and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized gains and losses less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b).

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 8% growth per year. If actual net separate account performance varies from the 8% assumption, the Company assumes different performance levels over the next three years such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the Standard & Poor’s (S&P) 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process generally limits returns to 0-15% during the three-year reversion period.

Changes in assumptions can have a significant impact on the amount of DAC reported for investment products and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense (referred to as DAC unlocking), which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

Management evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during this period of time, assumptions are required to be unlocked and DAC is recalculated using revised best estimate assumptions. Otherwise, DAC is not unlocked to reflect updated assumptions. If DAC assumptions were unlocked and revised, the Company would continue to use the reversion to the mean process.

For other investment products and universal life insurance products, DAC is adjusted each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

years as it relates to net separate account performance. Any resulting DAC unlocking adjustments are reflected currently in the consolidated statements of income.

(f) Value of Business Acquired and Other Intangible Assets

As a result of the acquisition of NFN in 2002 and the application of purchase accounting, the Company reports an intangible asset representing the estimated fair value of the business in force and the portion of the purchase price that was allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts existing as of the closing date of the NFN acquisition. The value assigned to VOBA was supported by an independent valuation study commissioned by the Company and executed by a team of qualified valuation experts, including actuarial consultants. The expected future cash flows used in determining such value were based on actuarially determined projections by major lines of business of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, changes in reserves, operating expenses, investment income and other factors. These projections considered all known or expected factors at the valuation date based on the judgment of management. The actual experience on purchased business, to some extent, has and may continue to vary from projections due to differences in renewal premiums, investment spreads, investment gains and losses, mortality and morbidity costs, or other factors.

Amortization of VOBA occurs with interest over the anticipated lives of the major lines of business to which it relates (initially ranging from 13 to 30 years) in relation to estimated gross profits, gross margins or premiums, as appropriate. If estimated gross profits, gross margins or premiums differ from expectations, the amortization of VOBA is adjusted on a retrospective or prospective basis, as appropriate. The VOBA asset related to investment products and universal life insurance products is adjusted annually for the impact of net unrealized gains and losses on securities available-for-sale had such gains and losses been realized and allocated to the product lines, as described in Note 2(b). The recoverability of VOBA is evaluated annually. If the evaluation indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business acquired, is insufficient to recover VOBA, the difference, if any, is charged to expense as accelerated amortization of VOBA.

For those products amortized in relation to estimated gross profits, the most significant assumptions involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 8%. If actual net separate account performance varies from the 8% assumption, the Company assumes different performance levels over the next three years such that the mean return equals the long-term assumption. The assumed net separate account return assumptions used in the VOBA models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s reversion to the mean process generally limits returns to 0-15% during the three-year reversion period.

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

The use of discount rates was necessary to establish fair values of VOBA and other intangible assets acquired in the NFN transaction. In selecting the appropriate discount rates, management considered its weighted

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

average cost of capital as well as the weighted average cost of capital required by market participants. In addition, consideration was given to the perceived risk of the assets acquired, which includes the expected growth and competitive profile of the life insurance market and the nature of the assumptions used in the valuation process. An after-tax discount rate of 11.0% was used to value VOBA, while after-tax discount rates ranging from 11.0% to 12.5% were used to value the other intangible assets acquired in the NFN transaction, as well as for net realized gains and losses, net of taxes, allocated to the closed block.

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

(h) Closed Block

In connection with the sponsored demutualization of Provident Mutual Life Insurance Company (Provident), prior to its acquisition by the Company, Provident established a closed block for the benefit of certain classes of individual participating policies that had a dividend scale payable in 2001. Assets were allocated to the closed block in an amount that produces cash flows which, together with anticipated revenues from closed block business, is reasonably expected to be sufficient to provide for (1) payment of policy benefits, specified expenses and taxes, and (2) the continuation of dividends throughout the life of the Provident policies included in the closed block based upon the dividend scales payable for 2001, if the experience underlying such dividend scales continues.

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

December 31, 2005, 2004 and 2003

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

(i) Separate Accounts

Separate account assets and liabilities represent contractholders’ funds, which have been segregated into accounts with specific investment objectives. Separate account assets are recorded at fair value based primarily on market quotations of the underlying securities. The investment income and gains or losses of these accounts accrue directly to the contractholders. The activity of the separate accounts is not reflected in the consolidated statements of income except for: (1) the fees the Company receives, which are assessed on a daily or monthly basis and recognized as revenue when assessed and earned; and (2) the activity related to guaranteed minimum death benefit (GMDB) and guaranteed minimum income benefit (GMIB) contracts, which are riders to existing variable annuity contracts.

(j) Future Policy Benefits

The process of calculating reserve amounts for a life insurance organization involves the use of a number of assumptions, including those related to persistency (how long a contract stays with a company), mortality (the relative incidence of death in a given time), morbidity (the relative incidence of disability resulting from disease or physical impairment) and interest rates (the rates expected to be paid or received on financial instruments, including insurance or investment contracts).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The Company calculates its liability for future policy benefits for investment products in the accumulation phase and universal life and variable universal life insurance policies as the policy account balance, which represents participants’ net premiums and deposits plus investment performance and interest credited less applicable contract charges.

The Company’s liability for funding agreements to an unrelated third party trust equals the balance that accrues to the benefit of the contractholder, including interest credited. The funding agreements constitute insurance obligations considered annuity contracts under Ohio insurance laws.

The liability for future policy benefits for traditional life insurance policies has been calculated by the net level premium method using interest rates varying from 5.4% to 6.0% and estimates of mortality, morbidity, investment yields and withdrawals that were used or being experienced at the time the policies were issued.

The liability for future policy benefits for payout annuities has been calculated using the present value of future benefits and maintenance costs discounted using interest rates varying from 3.0% to 13.0%. Also, as of December 31, 2005 and 2004, the calculated reserve was adjusted to reflect the incremental reserve that would be required if unrealized gains and losses had been realized and the proceeds reinvested at lower interest rates, which would have resulted in the use of a lower discount rate, as discussed in Note 2(b).

(k) Participating Business

Participating business represented approximately 10% of the Company’s life insurance in force in 2005 (11% in 2004 and 13% in 2003), 62% of the number of life insurance policies in force in 2005 (64% in 2004 and 65% in 2003) and 9% of life insurance statutory premiums in 2005 (12% in 2004 and 16% in 2003). The provision for policyholder dividends was based on then current dividend scales and has been included in future policy benefits and claims in the consolidated balance sheets.

(l) Federal Income Taxes

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

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax asset will not be fully realized.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(m) Reinsurance Ceded

Reinsurance premiums ceded and reinsurance recoveries on benefits and claims incurred are deducted from the respective income and expense accounts. Assets and liabilities related to reinsurance ceded are reported in the consolidated balance sheets on a gross basis, separately from the related balances of the Company.

(n) Discontinued Operations

During the year ended December 31, 2005, the Company decided to discontinue the following operations: (1) Cap Pro Holding, Inc. (Cap Pro), a majority-owned subsidiary of NFS that provided broker/dealer, registered investment advisor and insurance agency services to producers of certain certified public accounting firms; (2) Nationwide Financial Services (Bermuda), Ltd. (NFSB), a wholly-owned subsidiary of NFS that sold variable and fixed annuity products; and (3) William J. Lynch & Associates, Inc. (TBG Lynch), a wholly-owned subsidiary of TBG Financial that distributes BOLI products.

The Company’s 2005 loss on discontinued operations of $24.5 million, net of taxes, includes the following: (1) Cap Pro—$4.5 million; (2) NFSB—$8.3 million; and (3) TBG Lynch—$11.7 million. The results of operations of Cap Pro, NFSB and TBG Lynch are reflected as discontinued operations for 2005 and all prior years.

During the quarter ended June 30, 2005, the Company decided to dispose of Cap Pro. The current year loss on discontinued operations related to Cap Pro primarily was due to a $10.8 million goodwill impairment charge.

During December 2005, the Company sold its NFSB operations for $48.0 million in cash. The Company recorded a loss on the sale of $7.8 million, net of taxes.

Also in December 2005, the Company entered into an agreement to sell its TBG Lynch operations for a total of $10.2 million in cash and other consideration. As a result, the Company recorded a loss on the planned transaction of $11.7 million, net of taxes, primarily driven by the write-off of goodwill. The sale was finalized in February 2006.

(o) Stock-Based Compensation

The Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) covers selected employees, directors and agents of the Company and certain of its affiliates. The LTEP provides for the grant of any or all of the following types of awards: (1) stock options for shares of Class A common stock; (2) stock appreciation rights (SARs), either in tandem with stock options or freestanding; (3) restricted stock; (4) performance shares and performance units; and (5) Nationwide value added (NVA) awards, which may be paid in cash or in shares of Class A common stock (or a combination of cash and shares). The LTEP provides that it will remain in effect subject to the right of the Company’s Board of Directors to terminate it sooner, until all shares subject to the LTEP have been delivered under awards. However, in no event may any LTEP award of incentive stock options be granted on or after February 27, 2012. The number of shares of Class A common stock that may be issued under the LTEP, or as to which SARs or other awards may be granted, currently may not exceed 20.1 million. Stock options granted under the LTEP have ten-year terms. For the substantial majority of stock options granted under the LTEP, one third of the options vest and become fully exercisable at the end of each of three years of continued employment or upon retirement. As of December 31, 2005, there were no outstanding SARs, performance shares and performance units, or NVA awards.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The fair values of stock options are estimated on the dates of grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used for the years ended December 31:

	2005	2004	2003
Dividend yield	2.06%	2.01%	2.18%
Expected volatility	32.78%	31.30%	42.62%
Risk-free interest rate	3.78%	3.14%	2.63%
Expected life (years)	5.50	5.50	5.00

The following table summarizes the Company’s stock option activity and related information for the years ended December 31:

	2005		2004		2003
	Options on Class A common stock	Weighted average exercise price	Options on Class A common stock	Weighted average exercise price	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	8,162,893	$34.49	8,315,880	$33.42	5,786,902	$38.37
Granted	1,041,066	37.13	992,408	37.79	2,902,957	23.41
Exercised	(1,281,288)	27.35	(704,493)	25.67	(94,485)	25.40
Cancelled	(288,406)	41.03	(440,902)	35.95	(279,494)	34.53

Outstanding, end of period	7,634,265	$35.80	8,162,893	$34.49	8,315,880	$33.42

Exercisable, end of period	5,350,254	$36.95	5,379,548	$36.41	4,168,940	$37.42

Weighted average fair value of options granted during the year		$11.04		$10.49		$7.82

The following table summarizes information about employee stock options outstanding and exercisable as of December 31, 2005:

	Options outstanding			Options currently exercisable
Range of exercise prices	Number	Weighted average remaining contractual lives	Weighted average exercise price	Number	Weighted average exercise price
$22.10 - $32.75	2,535,036	6.35	$24.60	1,837,779	$25.05
$32.75 - $48.13	5,099,229	6.34	$41.37	3,512,475	$43.18

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for stock options granted to employees as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under APB 25, no compensation expense has been recognized by the Company because the stock option awards qualify as fixed awards and the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. SFAS 123 requires pro forma disclosures as if the Company had adopted the expense recognition provisions of that statement, which require that the fair value of options granted are recorded as expense over the vesting period.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following table summarizes the effect on net income and earnings per common share for the periods indicated if the Company had accounted for compensation cost for employee stock options in accordance with the fair value accounting method provided by SFAS 123:

(in millions, except per share amounts)	2005	2004	2003
Net income, as reported	$598.7	$502.0	$397.8
Less total stock-based employee compensation expense determined under fair value method, net of taxes	7.9	7.5	15.0

Pro forma net income	$590.8	$494.5	$382.8

Earnings per common share:
Basic, as reported	$3.92	$3.30	$2.62
Basic, pro forma	3.86	3.25	2.52
Diluted, as reported	3.90	3.28	2.61
Diluted, pro forma	3.85	3.23	2.51

(p) Reclassification

Certain items in the 2004 and 2003 consolidated financial statements and related notes have been reclassified to conform to the current presentation.

(3) Recently Issued Accounting Standards

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The following is a summary of SFAS No. 155: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; (5) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Although the Company is currently unable to quantify the impact of adoption, SFAS 155 could have a material impact on the Company’s financial position and/or results of operations once adopted.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, issued by the FASB. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. Initial application of SOP 05-1 should be as of the beginning of an entity’s fiscal year. The Company will adopt SOP 05-1 effective January 1, 2007. Although the Company is currently unable to quantify the impact of adoption, SOP 05-1 could have a material impact on the Company’s financial position and/or results of operations once adopted.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces APB Opinion No. 20, Accounting Changes (APB 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported on the income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate and justifying a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier adoption permitted. The Company will adopt SFAS 154 effective January 1, 2006. SFAS 154 is not expected to have any impact on the Company’s financial position or results of operations upon adoption.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires companies to expense at fair value all costs resulting from share-based payment transactions, except for equity instruments held by employee share ownership plans. SFAS 123R also amended SFAS No. 95, Statement of Cash Flows, to require excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R as issued by the FASB was to be effective for the Company as of the beginning of the first period that began after June 15, 2005. On March 29, 2005, the United States Securities and Exchange (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which summarizes the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views on the valuation of share-based payment arrangements for public companies. The Company will consider this guidance in its adoption of SFAS 123R. On April 14, 2005, the SEC adopted a rule that amended the effective date of SFAS 123R. The SEC’s new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company plans to adopt SFAS 123R effective January 1, 2006 using the modified prospective method. The Company expects to report stock compensation expense of approximately $6.0 million, net of taxes, in 2006 due to the adoption of SFAS 123R.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

On November 10, 2005, the FASB issued FASB Staff Position (FSP) FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (FSP FAS 123R-3). This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. An entity shall follow either the transition guidance for the additional paid-in capital pool in SFAS 123R or the alternative transition method described in this FSP. An entity that adopts SFAS 123R using either modified retrospective or modified prospective application may make a one-time election to adopt the transition method described in this FSP. The Company may take up to one year from its initial adoption of SFAS 123R to evaluate its available transition alternatives and make its one-time election. Although the Company is currently unable to quantify the impact of adoption, FSP FAS 123R-3 is not expected to have a significant impact on the Company’s financial position or results of operations upon adoption.

On October 18, 2005, the FASB issued FSP FAS 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R (FSP FAS 123R-2). This FSP is a practical accommodation in determining the grant date of an award subject to SFAS 123R, assuming all other criteria in the grant date definition have been met. A mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements (that is, by the Board or management with the relevant authority) if certain conditions are met. The guidance in this FSP shall be applied upon initial adoption of SFAS 123R. Although the Company is currently unable to quantify the impact of adoption, FSP FAS 123R-2 is not expected to have a significant impact on the Company’s financial position or results of operations upon adoption.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on further guidance concerning the identification of and accounting for other-than-temporary impairments and disclosures for cost method investments, as required by EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), which was issued on October 23, 2003. The Company began applying this additional guidance beginning July 1, 2004. Also, effective June 30, 2004, the Company revised its method of evaluating securities to be sold based on additional interpretation of the intent to hold criteria in EITF 03-1. This revision had no impact on the Company’s financial position or results of operations.

On September 8, 2004, the FASB issued for comment FSP EITF Issue 03-1-a, which was intended to provide guidance related to the application of paragraph 16 of EITF 03-1, and proposed FSP EITF Issue 03-1-b, which proposed a delay in the effective date of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. Based on comments received on these proposals, on September 30, 2004 the FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, which delayed the effectiveness of the guidance in EITF 03-1 in its entirety, with the exception of certain disclosure requirements. The delay had no impact on the Company’s financial position or results of operations.

At its June 29, 2005 meeting, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the FASB decided to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP supersedes EITF 03-1 and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value (EITF Topic D-44). The final FSP, retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1), was issued on November 3, 2005 and replaces the guidance set forth in paragraphs 10-18 of EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP FAS 115-1 codifies the guidance set forth in EITF Topic D-44 and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. At its September 14,

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

2005 meeting, the FASB decided that FSP FAS 115-1 would be applied prospectively effective for periods beginning after December 15, 2005. FSP FAS 115-1 does not address when a debt security should be designated as nonaccrual or how to subsequently report income on a nonaccrual debt security. The Company continues to actively monitor its portfolio for any securities deemed to be other-than-temporarily impaired based on the guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SEC SAB No. 59, Accounting for Noncurrent Marketable Equity Securities, which is expected to be the guidance referenced in FSP FAS 115-1. Because the Company’s existing policies are consistent with the guidance in FSP FAS 115-1, the adoption of FSP FAS 115-1 had no impact on the Company’s financial position or results of operations.

In July 2003, the AICPA issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1) to address many topics. The most significant topic affecting the Company was the accounting for contracts with GMDB. SOP 03-1 requires companies to evaluate the significance of a GMDB to determine whether a contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. The Company adopted SOP 03-1 effective January 1, 2004, which resulted in a $3.4 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle.

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

(4) Risk Disclosures

The following is a description of the most significant risks facing the Company and how it attempts to mitigate those risks:

Credit Risk: This is the risk that issuers of securities, mortgagees on real estate mortgage loans or other parties, including reinsurers and derivatives counterparties, default on their contractual obligations. The Company attempts to mitigate this risk by adhering to investment policies that provide portfolio diversification on an asset class, creditor and industry basis, and by complying with investment limitations governed by state insurance laws and regulations, as applicable. The Company actively monitors and manages exposures, including restructuring, reducing or liquidating investments; determines whether any securities are impaired or loans are deemed uncollectible; and takes charges in the period such assessments are made. The ratings of reinsurers who owe the Company money are regularly monitored along with outstanding balances as part of the Company’s

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

reinsurance collection process, with timely follow-up on delayed payments. The aggregate credit risk taken in the investment portfolio is influenced by management’s risk/return preferences, the economic and credit environment, the relationship of credit risk in the asset portfolio to other business risks that the Company is exposed to, and the Company’s current and expected future capital position.

Interest Rate Risk: This is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments relative to the value of its liabilities, and/or an unfavorable change in prepayment activity, resulting in compressed interest margins. For example, if liabilities come due more quickly than assets mature, an insurer could potentially have to borrow funds or sell assets prior to maturity and potentially recognize a gain or loss. In some investments that contain borrower options, this risk may be realized through unfavorable cash flow patterns, such as increased principal repayment when interest rates have declined. When unfavorable interest rate movements occur, interest margins may compress, reducing profitability. The Company attempts to mitigate this risk by offering products that transfer this risk to the purchaser and/or by attempting to approximately match the maturity schedule of its assets with the expected payouts of its liabilities, both at inception and on an ongoing basis. In some investments that permit prepayment at the borrower option, make-whole provisions are required such that if the borrower prepays in a lower-rate environment, the Company may be compensated for the loss of future income. In other situations, the Company accepts some interest rate risk in exchange for a higher yield on the investment.

Legal/Regulatory Risk: This is the risk that changes in the legal or regulatory environment in which an insurer operates will result in increased competition, reduced demand for a company’s products, or additional expenses not anticipated by the insurer in pricing its products. The Company attempts to mitigate this risk by offering a wide range of products and by operating throughout the U.S., thus reducing its exposure to any single product or jurisdiction, and also by employing practices that identify and minimize the adverse impact of this risk.

Ratings Risk: This is the risk that rating agencies change their outlook or rating of the Company or a subsidiary of the Company. The rating agencies generally utilize proprietary capital adequacy models in the process of establishing ratings for the Company and certain subsidiaries. The Company is at risk to changes in these models and the impact that changes in the underlying business in which it is engaged can have on such models. To help mitigate this risk, the Company maintains regular communications with the rating agencies, evaluates the impact of significant transactions on such capital adequacy models and considers these factors in the design of transactions to minimize the adverse impact of this risk.

Financial Instruments with Off-Balance Sheet Risk: The Company is a party to financial instruments with off-balance sheet risk in the normal course of business through management of its investment portfolio. These financial instruments include commitments to extend credit in the form of loans. These instruments involve, to varying degrees, elements of credit risk in excess of amounts recognized in the consolidated balance sheets.

Commitments to fund fixed rate mortgage loans on real estate are agreements to lend to a borrower and are subject to conditions established in the underlying contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a deposit. Commitments extended by the Company are based on management’s case-by-case credit evaluation of the borrower and the borrower’s loan collateral. The underlying mortgaged property represents the collateral if the commitment is funded. The Company’s policy for new mortgage loans on real estate is generally to lend no more than 80% of collateral value. Should the commitment be funded, the Company’s exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amounts of these commitments less the net realizable value of the collateral. The contractual amounts also represent the cash requirements for all unfunded commitments. Commitments on

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

mortgage loans on real estate of $293.7 million extending into 2006 were outstanding as of December 31, 2005, compared to $266.7 extending into 2005 as of December 31, 2004. The Company also had $47.4 million and $74.1 million of commitments to purchase fixed maturity securities outstanding as of December 31, 2005 and 2004, respectively.

Notional amounts of derivative financial instruments, primarily interest rate swaps, interest rate futures contracts and foreign currency swaps, significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to the Company, including accrued interest receivable due from counterparties. The Company attempts to minimize potential credit losses through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements and other contract provisions. Any exposures related to derivative activity are aggregated with other credit exposures between the Company and the derivative counterparty to assess adherence to established credit limits. As of December 31, 2005, the Company’s credit risk from these derivative financial instruments was $63.5 million, net of $203.3 million of cash collateral and $53.2 million in securities pledged as collateral, compared to $46.3 million, $415.7 million and $222.5, respectively, as of December 31, 2004.

Equity Market Risk: Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2005, approximately 83% of separate account assets were invested in equity mutual funds (approximately 82% as of December 31, 2004). Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which may require the Company to accelerate the amortization of DAC.

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

In an effort to mitigate this risk, the Company has implemented a GMDB economic hedging program for certain new and existing business. Prior to implementation of the GMDB hedging program in 2003, the Company managed this risk primarily by entering into reinsurance arrangements. The GMDB economic hedging program is designed to offset changes in the economic value of the GMDB obligation up to a return of the contractholder’s premium payments. However, the first 10% of GMDB claims are not hedged. Currently the program shorts S&P 500 Index futures, which provides an offset to changes in the value of the designated obligation. The Company’s economic evaluation of the GMDB obligation is not consistent with current accounting treatment of the GMDB obligation. Therefore, the hedging activity will lead to earnings volatility. This volatility was negligible in 2005. As of December 31, 2005 and 2004, the net amount at risk was $1.10 billion and $1.76 billion before reinsurance, respectively, and $184.3 million and $305.4 million net of reinsurance, respectively. As of December 31, 2005 and 2004, the Company’s reserve for GMDB claims was $27.2 million and $23.7 million, respectively. See Note 3 for discussion of the impact of adopting a new accounting principle regarding GMDB reserves in 2004.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The Company also offers certain variable annuity products with a guaranteed minimum accumulation benefit (GMAB) rider. A GMAB provides the contractholder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contractholder at the time of issuance of the variable annuity contract. In some cases, the contractholder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. The design of the GMAB rider limits the risk to the Company in a variety of ways including asset allocation requirements, which serve to reduce the Company’s potential exposure to underlying fund performance risks. Specifically, the GMAB terms limit asset allocation by: (1) requiring partial allocation of assets to a guaranteed term option (a fixed rate investment option) and excluding certain funds that are highly volatile or difficult to hedge; or (2) requiring all assets be allocated to one of the approved asset allocation funds or models defined by the Company. A GMAB represents an embedded derivative in the variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivative is carried at fair value and reported in other future policy benefits and claims. The Company initially records an offset to the fair value of the embedded derivative on the balance sheet, which is amortized through the income statement over the term of the GMAB period of the contract. The fair value of the GMAB embedded derivative is calculated based on actuarial assumptions related to the projected benefit cash flows incorporating numerous assumptions including, but not limited to, expectations of contractholder persistency, market returns, correlations of market returns and market return volatility.

The Company began selling contracts with the GMAB feature on May 1, 2003. Beginning October 1, 2003, the Company launched an enhanced version of the rider that offered increased equity exposure to the contractholder in return for a higher charge. The Company simultaneously began economically hedging the GMAB exposure for those risks that exceed a level it considered acceptable. The GMAB economic hedge consists of shorting interest rate futures and S&P 500 Index futures contracts and does not qualify for hedge accounting under current guidance. Upon reaching scale, the Company anticipates the purchase of S&P 500 Index put options and over-the-counter basket put options, which are constructed in order to minimize the tracking error of the hedge and the GMAB liability. See Note 2(c) for discussion of economic hedges. The objective of the GMAB economic hedge strategy is to manage the exposures with risk beyond a level considered acceptable to the Company. The Company is exposed to equity market risk related to the GMAB feature should the growth in the underlying investments, including any guaranteed term option investment, fail to reach the guaranteed return level. The GMAB embedded derivative will create volatility in earnings; however, the hedging program provides substantial mitigation of this exposure. This volatility was negligible in 2005 and 2004. As of December 31, 2005 and 2004, the fair value of the GMAB embedded derivative was $67.9 million and $23.1 million, respectively. The increase in the fair value of the GMAB embedded derivative primarily was due to the value of new business sold during 2005.

Beginning in March 2005, the Company began offering a hybrid GMAB/guaranteed minimum withdrawal benefit (GMWB) through its Capital Preservation Plus Lifetime Income (CPPLI) contract rider. This living benefit combines a GMAB feature in its first 5-10 years with a lifetime withdrawal benefit which begins upon the maturity of the GMAB and extends for the duration of the insured’s life. In the event that the insured’s contract value is exhausted through such withdrawals, the Company shall continue to fund future withdrawals at a pre-defined level until the insured’s death. In some cases, the contract owner has the right to drop the GMWB portion of this rider or periodically reset the guaranteed withdrawal basis to a higher level. This benefit requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy as previously described above.

Significant Concentrations of Credit Risk: The Company grants mainly commercial mortgage loans on real estate to customers throughout the U.S. As of December 31, 2005, the Company had a diversified portfolio with

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

no more than 23.6% in any geographic region of the U.S. and no more than 1.8% with any one borrower, compared to 24.9% and 1.7%, respectively, as of December 31, 2004. As of December 31, 2005 and 2004, 32.0% and 29.8% of the carrying value of the Company’s commercial mortgage loan portfolio financed retail properties, respectively.

Significant Business Concentrations: As of December 31, 2005 and 2004, the Company did not have a significant concentration of financial instruments in a single investee, industry or geographic region of the U.S. Also, the Company did not have a concentration of business transactions with a particular customer, lender, distribution source, market or geographic region of the U.S. in which business is conducted that makes it overly vulnerable to a single event which could cause a severe impact to the Company’s financial position.

Guarantee Risk: In connection with the selling of securitized interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds), the Company guarantees a specified minimum return to the investor. The guaranteed return varies by transaction and follows general market trends. The Company’s risk related to securitized interests in Tax Credit Funds is that the tax benefits provided to the investor are not sufficient to provide the guaranteed cumulative after-tax yields. The Company attempts to mitigate these risks by having qualified individuals with extensive industry experience perform due diligence on each of the underlying properties to ensure they will be capable of delivering the amount of credits anticipated and by requiring cash reserves to be held at various levels within these structures to provide for possible shortfalls in the amount of credits generated. See Note 21 for further discussion of Tax Credit Funds.

Reinsurance: The Company follows the industry practice of reinsuring a portion of its life insurance and annuity risks with other companies in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. The maximum amount of individual ordinary life insurance retained by the Company on any one life is $5.0 million. The Company cedes insurance primarily on an automatic basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a facultative basis, under which the reinsurer’s prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis, particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The Company maintains catastrophic reinsurance coverage to protect against large losses related to a single event. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder.

The Company has entered into reinsurance contracts with certain unaffiliated reinsurers to cede a portion of its general account life, annuity and health business. Total amounts recoverable under these reinsurance contracts include ceded reserves, paid and unpaid claims, and certain other amounts, and totaled $1.10 billion and $1.09 billion as of December 31, 2005 and 2004, respectively. The impact of these contracts on the Company’s results of operations is immaterial. The ceding of risk does not discharge the original insurer from its primary obligation to the contractholder. Under the terms of the contracts, specified assets have been placed in trusts as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in each of the underlying contracts. The Company has no other material reinsurance arrangements with unaffiliated reinsurers. The Company’s only material reinsurance agreements with affiliates are the modified coinsurance agreements pursuant to which NLIC ceded to other members of Nationwide all of its accident and health insurance business not ceded to unaffiliated reinsurers, as described in Note 19.

Collateral—Derivatives: The Company enters into agreements with various counterparties to execute over-the-counter derivative transactions. The Company’s policy is to include a Credit Support Annex with each

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

agreement in an effort to protect the Company from any exposure above the approved credit threshold. This also protects the counterparty against exposure to the Company. The Company generally posts securities as collateral and receives cash as collateral from counterparties. The Company maintains ownership of the pledged securities at all times and is entitled to receive from the borrower any payments for interest or dividends received on such securities during the period it is pledged as collateral.

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

December 31, 2005, 2004 and 2003

In estimating its fair value disclosures, the Company used the following methods and assumptions:

Fixed maturity and equity securities available-for-sale and trading assets: See Note 2(b).

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

Policy reserves on life insurance contracts: Included are disclosures for individual life insurance, COLI, BOLI, universal life insurance and supplementary contracts with life contingencies for which the estimated fair value is the amount payable on demand. Also included are disclosures for the Company’s limited payment policies for which the Company has used discounted cash flow analyses to estimate fair value, similar to those used for investment contracts with known maturities.

Short-term debt, collateral received—securities lending and collateral received—derivatives: The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair values.

Long-term debt: The fair values for senior notes are based on quoted market prices. The fair values of the junior subordinated debentures issued to a related party are based on quoted market prices of the capital securities of Nationwide Financial Services Capital Trust I, which approximate the fair value of this obligation.

Commitments to extend credit: Commitments to extend credit have nominal fair values because of the short-term nature of such commitments. See Note 4.

Interest rate and cross-currency interest rate swaps: The fair values for interest rate and cross-currency interest rate swaps are calculated with pricing models using current rate assumptions.

Interest rate futures contracts: The fair values for futures contracts are based on quoted market prices.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following table summarizes the carrying values and estimated fair values of financial instruments subject to disclosure requirements and policy reserves on life insurance contracts as of December 31:

	2005		2004
(in millions)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities	$30,106.0	$30,106.0	$31,516.8	$31,516.8
Equity securities	75.6	75.6	87.0	87.0
Trading assets	34.4	34.4	15.9	15.9
Mortgage loans on real estate, net	9,148.6	9,181.5	9,267.5	9,564.1
Policy loans	930.6	930.6	987.2	987.2
Short-term investments	2,073.2	2,073.2	2,009.9	2,009.9
Cash	16.4	16.4	52.4	52.4
Assets held in separate accounts	65,963.8	65,963.8	64,903.2	64,903.2

Liabilities
Investment contracts	(30,035.3)	(27,825.9)	(31,378.3)	(28,883.3)
Policy reserves on life insurance contracts	(9,712.8)	(9,477.2)	(9,698.9)	(9,482.2)
Short-term debt	(252.3)	(252.3)	(230.8)	(230.8)
Long-term debt	(1,398.0)	(1,466.5)	(1,406.0)	(1,519.7)
Collateral received—securities lending and derivatives	(1,431.4)	(1,431.4)	(1,430.2)	(1,430.2)
Liabilities related to separate accounts	(65,963.8)	(64,518.1)	(64,903.2)	(63,462.3)

Derivative financial instruments
Interest rate swaps hedging assets	3.3	3.3	(72.1)	(72.1)
Cross-currency interest rate swaps	178.5	178.5	485.3	485.3
Interest rate futures contracts	1.6	1.6	(6.5)	(6.5)
Other derivatives	41.1	41.1	37.7	37.7

(6) Derivative Financial Instruments

Qualitative Disclosures

Interest Rate Risk Management

The Company periodically purchases fixed rate investments to back variable rate liabilities. As a result, the Company can be exposed to interest rate risk due to the mismatch between variable rate liabilities and fixed rate assets. To mitigate this risk, the Company enters into various types of derivative instruments to minimize this mismatch, with fluctuations in the fair values of the derivatives offsetting changes in the fair values of the investments resulting from changes in interest rates. The Company principally uses pay fixed/receive variable interest rate swaps to manage this risk.

Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed rate payments. The fixed interest paid on the swap offsets the fixed interest received on the investment, resulting in the Company receiving the variable interest payments on the swap, generally 3-month U.S. London Interbank Offered Rate (LIBOR), and the credit spread on the investment. The net receipt of a variable rate will then match the variable rate paid on the liability.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

As a result of entering into commercial mortgage loan and private placement commitments, the Company is exposed to changes in the fair value of such commitments due to changes in interest rates during the commitment period prior to the loans being funded. To manage this risk, the Company enters into short U.S. Treasury futures during the commitment period. With short U.S. Treasury futures, if interest rates rise/fall, the gains/losses on the futures will offset the change in fair value of the commitment attributable to the change in interest rates.

The Company periodically purchases variable rate investments (i.e., commercial mortgage loans and corporate bonds). As a result, the Company can be exposed to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the assets are funded with fixed rate liabilities. To manage this risk, the Company may enter into receive fixed/pay variable interest rate swaps.

In using these interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments. The variable interest paid on the swap offsets the variable interest received on the investment, resulting in the Company receiving the fixed interest payments on the swap and the credit spread on the investment. The net receipt of a fixed rate will then match the fixed rate paid on the liability.

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

The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and related interest rates. To manage this risk, the Company uses cross-currency interest rate hedges to swap these asset characteristics to variable U.S. dollar rate instruments. Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in the foreign currency, and receive a variable U.S. dollar rate, generally 3-month U.S. LIBOR. These derivative instruments are designated as a fair value hedge of the fixed rate foreign denominated asset.

For a variable rate foreign liability, the cross-currency interest rate swap is structured to receive a variable rate, in the foreign currency, and pay a variable U.S. dollar rate, generally 3-month U.S. LIBOR. As both sides of the cross-currency interest rate swap are variable, the derivative instrument is a basis swap. While the receive-side terms of the cross-currency interest rate swap will line up with the terms of the liability, the Company is not able to match the pay-side terms of the derivative to a specific asset. Therefore, these derivative instruments do not receive hedge accounting treatment.

Cross-currency interest rate swaps on variable rate investments are structured to pay a variable rate, in the foreign currency, and receive a fixed U.S. dollar rate. The terms of the foreign currency paid on the swap will exactly match the terms of the foreign currency received on the asset, thus eliminating currency risk. These derivative instruments are designated as a cash flow hedge.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Equity Market Risk Management

See Note 4 for a complete discussion of the Company’s equity market risk management.

Other Non-Hedging Derivatives

The Company periodically enters into basis swaps (receive one variable rate, pay another variable rate) to better match the cash flows received from the specific variable-rate investments with the variable rate paid on a group of liabilities. While the pay-side terms of the basis swap will line up with the terms of the asset, the Company is not able to match the receive-side terms of the derivative to a specific liability. Therefore, basis swaps do not receive hedge accounting treatment.

The Company sells credit default protection on selected debt instruments and combines the credit default swap with selected assets the Company owns to replicate a higher yielding bond. These selected assets may have sufficient duration for the related liability, but do not earn a sufficient credit spread. The combined credit default swap and investments provide the duration and credit spread targeted by the Company. The credit default swaps do not qualify for hedge accounting treatment.

The Company also has purchased credit default protection on selected debt instruments exposed to short-term credit concerns, or because the combination of the corporate bond and purchased default protection provides sufficient spread and duration targeted by the Company. The purchased credit default protection does not qualify for hedge accounting treatment.

Quantitative Disclosure

Fair Value Hedges

During the years ended December 31, 2005, 2004 and 2003, a net gain of $4.1 million, a net loss of $11.3 million and a net gain of $4.1 million, respectively, were recognized in net realized gains and losses on investments, hedging instruments and hedged items. This represents the ineffective portion of the fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instruments’ changes in fair value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

Cash Flow Hedges

For the years ended December 31, 2005, 2004 and 2003, the ineffective portion of cash flow hedges was a net gain of $3.2 million, a net gain of $0.8 million and a net loss of $5.5 million, respectively. There were no net gains or losses attributable to the portion of the derivative instruments’ changes in fair value excluded from the assessment of hedge effectiveness.

The Company anticipates reclassifying less than $0.5 million in net losses out of AOCI over the next 12-month period.

In general, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted transactions, other than those relating to variable interest on existing financial instruments, is twelve months or less. However, in 2003 the Company did enter into a hedge of a forecasted purchase of shares of a mutual fund tied to the S&P 500 Index, where delivery of the shares will occur 30 years in the future.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Immediately prior to the sale of NFSB, the Company sold two variable rate bonds whose future cash flows had been designated as the forecasted transactions in two cash flow hedging relationships. As the forecasted transactions were probable not to occur, the Company ceased accounting for the derivatives as cash flow hedging instruments as of the date the bonds were sold and reclassified the derivative loss from AOCI to earnings, resulting in a $3.9 million realized loss. Since these bonds were sold as a direct result of the sale of NFSB, and because business disposals are infrequent, the Company does not believe that its ability to accurately forecast similar future transactions is affected.

During 2004 and 2003, the Company did not discontinue any cash flow hedges because the original forecasted transaction was no longer probable. Additionally, no amounts were reclassified from AOCI into earnings due to the probability that a forecasted transaction would not occur.

Other Derivative Instruments, Including Embedded Derivatives

Net realized gains and losses on investments, hedging instruments and hedged items for the years ended December 31, 2005, 2004 and 2003 included a net loss of $9.1 million, a net gain of $9.1 million and a net gain of $11.8 million, respectively, related to other derivative instruments, including embedded derivatives, not designated in hedging relationships. In addition, the Individual Investments segment included a gain of $5.5 million for the year ended December 31, 2005 related to other derivative instruments, including embedded derivatives, not designated in hedging relationships. For the years ended December 31, 2005, 2004 and 2003, a net loss of $80.7 million, a net loss of $5.9 million and a net gain of $4.2 million, respectively, were recorded in net realized gains and losses on investments, hedging instruments and hedged items reflecting the change in fair value of cross-currency interest rate swaps hedging variable rate MTNs denominated in foreign currencies. Additional net gains of $78.3 million, $5.9 million and $0.9 million were recorded in net realized gains and losses on investments, hedging instruments and hedged items to reflect the change in spot rates of these foreign currency denominated obligations during the years ended December 31, 2005, 2004 and 2003, respectively.

The following table summarizes the notional amount of derivative financial instruments outstanding as of December 31:

(in millions)	2005	2004
Interest rate swaps:
Pay fixed/receive variable rate swaps hedging investments	$2,040.1	$1,891.5
Pay variable/receive fixed rate swaps hedging investments	79.2	152.8
Pay variable/receive variable rate swaps hedging investments	—	145.0
Pay variable/receive fixed rate swaps hedging liabilities	550.0	275.0
Pay variable/receive variable rate swaps hedging liabilities	30.0	280.0
Pay fixed/receive variable rate swaps hedging liabilities	170.0	275.0
Other contracts hedging investments	10.0	44.0
Cross-currency interest rate swaps:
Hedging foreign currency denominated investments	439.8	418.7
Hedging foreign currency denominated liabilities	1,312.4	2,028.8
Credit default swaps and other non-hedging instruments	555.3	836.0
Equity option contracts	774.4	208.8
Interest rate futures contracts	120.5	387.8

Total	$6,081.7	$6,943.4

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(7) Investments

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$197.1	$14.4	$1.2	$210.3
Agencies not backed by the full faith and credit of the U.S. Government	882.3	61.2	6.7	936.8
Obligations of states and political subdivisions	314.5	2.4	3.9	313.0
Debt securities issued by foreign governments	42.7	2.7	0.1	45.3
Corporate securities
Public	10,728.5	302.0	122.0	10,908.5
Private	7,199.3	200.7	77.5	7,322.5
Mortgage-backed securities—U.S. Government-backed	6,824.7	21.3	117.0	6,729.0
Asset-backed securities	3,641.7	44.2	45.3	3,640.6

Total fixed maturity securities	29,830.8	648.9	373.7	30,106.0
Equity securities	64.8	11.2	0.4	75.6

Total securities available-for-sale	$29,895.6	$660.1	$374.1	$30,181.6

December 31, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$155.1	$14.2	$0.8	$168.5
Agencies not backed by the full faith and credit of the U.S. Government	1,168.6	82.0	1.3	1,249.3
Obligations of states and political subdivisions	266.8	3.1	2.8	267.1
Debt securities issued by foreign governments	58.4	2.8	0.1	61.1
Corporate securities
Public	12,005.1	584.2	32.1	12,557.2
Private	7,306.3	358.2	28.6	7,635.9
Mortgage-backed securities—U.S. Government-backed	5,464.1	71.7	17.9	5,517.9
Asset-backed securities	3,998.8	89.3	28.3	4,059.8

Total fixed maturity securities	30,423.2	1,205.5	111.9	31,516.8
Equity securities	73.1	14.3	0.4	87.0

Total securities available-for-sale	$30,496.3	$1,219.8	$112.3	$31,603.8

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The table below summarizes the amortized cost and estimated fair values of fixed maturity securities available-for-sale, by maturity, as of December 31, 2005. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$1,960.1	$1,966.8
Due after one year through five years	6,846.8	6,910.3
Due after five years through ten years	6,765.6	6,867.8
Due after ten years	3,791.9	3,991.5

Subtotal	19,364.4	19,736.4
Mortgage-backed securities—U.S. Government-backed	6,824.7	6,729.0
Asset-backed securities	3,641.7	3,640.6

Total	$29,830.8	$30,106.0

The following table presents the components of net unrealized gains on securities available-for-sale, as of December 31:

(in millions)	2005	2004
Net unrealized gains, before adjustments and taxes	$286.0	$1,107.5
Adjustment to DAC	42.8	(151.9)
Adjustment to VOBA	6.8	(5.2)
Adjustment to future policy benefits and claims	(109.9)	(128.8)
Adjustment to policyholder dividend obligation	(30.7)	(65.4)
Deferred federal income taxes	(68.3)	(264.7)

Net unrealized gains	$126.7	$491.5

The following table presents an analysis of the net (decrease) increase in net unrealized gains on securities available-for-sale before adjustments and taxes for the years ended December 31:

(in millions)	2005	2004	2003
Fixed maturity securities	$(818.4)	$(130.6)	$144.8
Equity securities	(3.1)	2.2	26.7

Net change	$(821.5)	$(128.4)	$171.5

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following table summarizes by time the gross unrealized losses on securities available-for-sale in an unrealized loss position as of the dates indicated:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
December 31, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$37.4	$0.8	$11.6	$0.4	$49.0	$1.2
Agencies not backed by the full faith and credit of the U.S. Government	329.2	5.4	42.2	1.3	371.4	6.7
Obligations of states and political subdivisions	157.8	3.1	29.7	0.8	187.5	3.9
Debt securities issued by foreign governments	8.6	0.1	—	—	8.6	0.1
Corporate securities
Public	3,731.0	73.4	1,247.0	48.6	4,978.0	122.0
Private	1,957.3	46.5	767.7	31.0	2,725.0	77.5
Mortgage-backed securities—U.S. Government-backed	4,526.2	96.0	702.9	21.0	5,229.1	117.0
Asset-backed securities	1,516.4	28.2	490.2	17.1	2,006.6	45.3

Total fixed maturity securities	12,263.9	253.5	3,291.3	120.2	15,555.2	373.7
Equity securities	20.8	0.4	—	—	20.8	0.4

Total	$12,284.7	$253.9	$3,291.3	$120.2	$15,576.0	$374.1

% of gross unrealized losses		68%		32%

December 31, 2004:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$42.7	$0.5	$14.1	$0.3	$56.8	$0.8
Agencies not backed by the full faith and credit of the U.S. Government	184.9	1.0	1.8	0.3	186.7	1.3
Obligations of states and political subdivisions	80.8	0.5	54.6	2.3	135.4	2.8
Debt securities issued by foreign governments	5.3	—	8.7	0.1	14.0	0.1
Corporate securities
Public	1,853.0	21.6	349.7	10.5	2,202.7	32.1
Private	1,183.3	18.0	235.4	10.6	1,418.7	28.6
Mortgage-backed securities—U.S. Government-backed	1,492.9	11.9	231.7	6.0	1,724.6	17.9
Asset-backed securities	834.3	17.4	230.3	10.9	1,064.6	28.3

Total fixed maturity securities	5,677.2	70.9	1,126.3	41.0	6,803.5	111.9
Equity securities	17.3	0.4	—	—	17.3	0.4

Total	$5,694.5	$71.3	$1,126.3	$41.0	$6,820.8	$112.3

% of gross unrealized losses		63%		37%

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Proceeds from the sale of securities available-for-sale during 2005, 2004 and 2003 were $3.48 billion, $3.77 billion and $2.54 billion, respectively. During 2005, gross gains of $88.5 million ($92.3 million and $142.4 million in 2004 and 2003, respectively) and gross losses of $24.1 million ($13.4 million and $32.0 million in 2004 and 2003, respectively) were realized on those sales.

The Company had $22.2 million and $21.6 million of real estate investments as of December 31, 2005 and 2004, respectively, that were non-income producing during the preceding twelve months.

Real estate is presented at cost less accumulated depreciation of $24.5 million as of December 31, 2005 ($22.7 million as of December 31, 2004). The carrying value of real estate held for disposal totaled $2.5 million and $7.0 million as of December 31, 2005 and 2004, respectively.

The recorded investment of mortgage loans on real estate considered to be impaired was $34.5 million as of December 31, 2005 ($36.9 million as of December 31, 2004), for which the related valuation allowance was $9.4 million ($9.7 million as of December 31, 2004). Impaired mortgage loans with no valuation allowance are a result of collateral dependent loans where the fair value of the collateral is estimated to be greater than the recorded investment of the loan. During 2005, the average recorded investment in impaired mortgage loans on real estate was $9.9 million ($13.8 million in 2004). Interest income recognized on those loans, which is recognized on a cash basis, totaled $2.1 million in 2005 ($2.4 million in 2004).

The following table summarizes activity in the valuation allowance account for mortgage loans on real estate for the years ended December 31:

(in millions)	2005	2004	2003
Allowance, beginning of period	$36.9	$32.4	$51.0
Net (reductions) additions (credited) charged to allowance	(1.8)	4.5	(18.6)

Allowance, end of period	$35.1	$36.9	$32.4

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

December 31, 2005, 2004 and 2003

The following table summarizes net realized gains (losses) on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

(in millions)	2005	2004	2003
Realized gains on sales, net of hedging losses:
Fixed maturity securities available-for-sale	$81.0	$85.4	$132.3
Hedging losses on fixed maturity sales	(6.8)	(15.2)	(42.4)
Equity securities available-for-sale	7.5	6.9	10.1
Trading assets	1.8	1.4	—
Mortgage loans on real estate	10.7	14.3	2.9
Mortgage loan hedging losses	(3.3)	(4.0)	(2.4)
Real estate	3.5	3.7	4.2
Other	4.1	8.4	1.7

Total realized gains on sales, net of hedging losses	98.5	100.9	106.4

Realized losses on sales, net of hedging gains:
Fixed maturity securities available-for-sale	(23.8)	(12.5)	(31.6)
Hedging gains on fixed maturity sales	3.9	3.7	9.2
Equity securities available-for-sale	(0.3)	(0.9)	(0.4)
Trading assets	(0.6)	—	—
Mortgage loans on real estate	(13.9)	(19.2)	(7.0)
Mortgage loan hedging gains	7.8	2.2	0.5
Real estate	—	(1.2)	(0.4)
Other	(1.8)	(2.0)	(2.2)

Total realized losses on sales, net of hedging gains	(28.7)	(29.9)	(31.9)

Other-than-temporary and other investment impairments:
Fixed maturity securities available-for-sale	(30.8)	(87.5)	(166.0)
Equity securities available-for-sale	(1.3)	(4.4)	(18.1)
Mortgage loans on real estate, including valuation allowance adjustment	(5.9)	(8.2)	16.0
Real estate	(0.1)	(3.2)	(2.3)
Other	(3.1)	—	—

Total other-than-temporary and other investment impairments	(41.2)	(103.3)	(170.4)

Credit default swaps	(7.5)	0.3	13.3
Periodic net coupon settlements on non-qualifying derivatives	1.0	6.5	15.7

Other derivatives	1.2	(5.1)	1.1
Trading portfolio valuation gain	0.4	0.8	—

Total realized gains (losses) before adjustments	23.7	(29.8)	(65.8)
Amounts credited to policyholder dividend obligation	(5.2)	(7.0)	(5.4)
Adjustment to amortization of VOBA	2.3	4.6	0.6

Net realized gains (losses) on investments, hedging instruments and hedged items	$20.8	$(32.2)	$(70.6)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following table summarizes net investment income from continuing operations by investment type for the years ended December 31:

(in millions)	2005	2004	2003
Securities available-for-sale:
Fixed maturity securities	$1,628.8	$1,630.6	$1,629.9
Equity securities	4.4	1.3	2.7
Trading assets	2.2	0.2	0.1
Mortgage loans on real estate	619.5	615.1	611.6
Real estate	16.5	17.7	21.5
Short-term investments	23.5	11.1	10.4
Derivatives	(31.0)	(94.3)	(107.2)
Other	143.2	108.1	87.0

Gross investment income	2,407.1	2,289.8	2,256.0
Less investment expenses	63.2	58.1	58.0

Net investment income	$2,343.9	$2,231.7	$2,198.0

Fixed maturity securities with an amortized cost of $30.2 million and $65.8 million as of December 31, 2005 and 2004, respectively, were on deposit with various regulatory agencies as required by law.

As of December 31, 2005 and 2004, the Company had pledged fixed maturity securities with a fair value of $8.6 million and $53.9 million, respectively, as collateral to various derivative counterparties.

As of December 31, 2005 and 2004, the Company had received $1.17 billion and $1.01 billion, respectively, of cash collateral on securities lending and $203.3 million and $415.7 million, respectively, of cash for derivative collateral. As of December 31, 2005 and 2004, the Company had received $5.9 million and $194.7 million, respectively, of non-cash collateral on securities lending. Both the cash and non-cash collateral amounts are included in short-term investments with a corresponding liability recorded in other liabilities. As of December 31, 2005 and 2004, the Company had loaned securities with a fair value of $1.14 billion and $1.18 billion, respectively. The Company also held $53.2 million and $222.5 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2005 and 2004, respectively.

(8) Value of Business Acquired and Intangible Assets

The following table presents a reconciliation of VOBA for the years ended December 31:

(in millions)	2005	2004
Balance at beginning of period	$480.4	$523.0
Amortization of VOBA	(45.0)	(52.3)
Net realized losses on investments	2.3	4.6
Other	—	(0.3)

Subtotal	437.7	475.0
Change in unrealized gain on available-for-sale securities	12.0	5.4

Balance at end of period	$449.7	$480.4

Interest on the unamortized VOBA balance (at interest rates ranging from 4.50% to 7.56%) during the years ended December 31, 2005, 2004 and 2003 was $30.3 million, $33.0 million and $38.2 million, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following table summarizes intangible assets as of December 31:

		2005		2004
(in millions)	Initial useful life[1]	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing:
VOBA	28 years	$594.9	$152.1	$594.9	$109.4
Distribution forces	20 years	30.4	1.6	30.4	0.8
Other	14 years	14.6	5.8	17.6	6.3

Total amortizing intangible assets		639.9	159.5	642.9	116.5
Non-amortizing:
State insurance licenses	Indefinite	8.0	—	8.0	—

Total intangible assets		$647.9	$159.5	$650.9	$116.5

[1]

The initial useful life was based on applicable assumptions. Actual periods are subject to revision based on variances from assumptions and other relevant factors. The state insurance licenses have indefinite lives and therefore are not amortized.

The Company’s annual impairment testing did not result in material impairment losses on existing intangible assets during 2005, 2004 and 2003.

Using current assumptions, which are subject to change, the following table summarizes actual amortization for the year ended December 31, 2005 and estimated amortization for the next five years:

(in millions)	VOBA	Intangible assets with finite lives	Total intangible assets
2005	45.0	1.5	46.5
2006	41.5	1.7	43.2
2007	38.9	1.7	40.6
2008	37.1	1.6	38.7
2009	35.2	1.7	36.9
2010	29.6	1.9	31.5

(9) Goodwill

The following table summarizes changes in the carrying value of goodwill by segment for the years indicated:

(in millions)	Retirement Plans	Individual Protection	Corporate and Other	Total
Balance as of December 31, 2003	$64.1	$331.2	$11.4	$406.7
Adjustments	—	(23.8)	—	(23.8)
Impairment	—		(0.6)	(0.6)

Balance as of December 31, 2004	64.1	307.4	10.8	382.3
Acquisition	18.1	—	—	18.1
Disposal/impairment	—	(25.1)	(10.8)	(35.9)

Balance as of December 31, 2005	$82.2	$282.3	$—	$364.5

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The 2004 activity included final adjustments to NFN federal income tax reserve balances totaling $23.8 million resulting from the completion of all IRS audits of NFN for periods prior to NFS’ acquisition of NFN. In addition, the Company’s 2004 annual impairment testing resulted in a $0.6 million impairment loss on existing goodwill.

The 2005 acquisition of goodwill reflects the Company’s acquisition of Registered Investment Advisors Services, Inc., dba RIA Services Inc. (RIA) effective February 28, 2005. RIA provides a technology solution that gives defined contribution plan sponsors the ability to provide their participants the option of professional money management from investment advisory firms. The aggregate purchase price was $18.1 million.

The other 2005 goodwill activity relates to the discontinued operations of Cap Pro and TBG Lynch. See Note 2(n) for more information. In addition, the Company’s 2005 annual impairment testing did not result in any impairment losses on existing goodwill.

(10) Closed Block

The amounts shown in the following tables for assets, liabilities, revenues and expenses of the closed block of NLICA are those that enter into the determination of amounts that are to be paid to policyholders.

The following table summarizes financial information for the closed block as of December 31:

(in millions)	2005	2004
Closed block liabilities:
Future policyholder benefits	$1,903.3	$1,932.5
Policyholder funds and accumulated dividends	144.3	141.7
Policyholder dividends payable	28.1	27.5
Policyholder dividend obligation	73.2	85.0
Other policy obligations	8.1	8.5
Other closed block liabilities	0.9	0.4

Total closed block liabilities	2,157.9	2,195.6

Closed block assets:
Fixed maturity securities available-for-sale, at estimated fair value	1,209.5	1,328.3
Mortgage loans on real estate	363.1	270.0
Policy loans	213.1	222.0
Other closed block assets	98.2	87.1

Total closed block assets	1,883.9	1,907.4

Excess of reported closed block liabilities over closed block assets	274.0	288.2

Portion of above representing other comprehensive income:
Decrease in unrealized gain on fixed maturity securities available-for-sale	(34.7)	65.4
Adjustment to policyholder dividend obligation	34.7	(65.4)

Total	—	—

Maximum future earnings to be recognized from closed block assets and liabilities	$274.0	$288.2

Other comprehensive income:
Fixed maturity securities available-for-sale:
Fair value	$1,209.5	$1,328.3
Amortized cost	1,178.8	1,262.9
Shadow policyholder dividend obligation	(30.7)	(65.4)

Net unrealized appreciation	$—	$—

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following table summarizes closed block operations for the years ended December 31:

(in millions)	2005	2004	2003
Closed block revenues:
Premiums	$104.4	$107.3	$120.3
Net investment income	110.2	110.8	106.4
Realized investment gains (losses)	1.2	(1.7)	6.8
Realized losses credited to to policyholder benefit obligation	(5.2)	(7.2)	(5.4)

Total closed block revenues	210.6	209.2	228.1

Closed block benefits and expenses:
Policy and contract benefits	142.7	136.8	131.4
Change in future policyholder benefits and interest credited to policyholder account values	(28.5)	(19.6)	(3.2)
Dividends to policyholders	55.6	57.1	58.0
Change in policyholder dividend obligation	17.7	7.0	5.4
Other closed block expenses	1.2	1.4	1.4

Total closed block benefits and expenses	188.7	182.7	193.0

Total closed block revenues, net of closed block benefits and expenses, before federal income taxes	21.9	26.5	35.1
Federal income taxes	7.7	9.3	12.3

Closed block revenues, net of closed block benefits and expenses and federal income taxes	$14.2	$17.2	$22.8

Maximum future earnings from closed block assets and liabilities:
Beginning of period	$288.2	$305.4	$372.3
Change during period	(14.2)	(17.2)	(22.8)
Other adjustments	—	—	(44.1)

End of period	$274.0	$288.2	$305.4

Cumulative closed block earnings from inception through December 31, 2005 and 2004 were higher than expected as determined in the actuarial calculation. Therefore, policyholder dividend obligations (excluding the adjustment for unrealized gains on available-for-sale securities) were $42.5 million and $19.6 million at December 31, 2005 and 2004, respectively. Other adjustments include revisions to the prior year-end balances including primarily policyholder dividends payable and adjustments to current and deferred taxes.

(11) Variable Annuity Contracts

The Company issues traditional variable annuity contracts through its separate accounts, for which investment income and gains and losses on investments accrue directly to, and investment risk is borne by, the contractholder. The Company also issues non-traditional variable annuity contracts in which the Company provides various forms of guarantees to benefit the related contractholders. The Company provides four primary guarantee types under non-traditional variable annuity contracts: (1) GMDB; (2) GMAB; (3) GMIB; and (4) a hybrid guarantee with GMAB and GMWB.

The GMDB provides a specified minimum return upon death. Many of these death benefits are spousal, whereby a death benefit will be paid upon death of the first spouse. The survivor has the option to terminate the

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

contract or continue it and have the death benefit paid into the contract and a second death benefit paid upon the survivor’s death. The Company has offered six primary GMDB types:

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

The GMAB, offered in the Company’s Capital Preservation Plus contract rider, is a living benefit that provides the contractholder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contractholder at the issuance of the variable annuity contract. In some cases, the contractholder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. In general, the GMAB requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy.

The GMIB is a living benefit that provides the contractholder with a guaranteed annuitization value. The GMIB types are:

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

See Note 4 for a complete description of the Company’s hybrid GMAB/GMWB offered through its CPPLI contract rider. All GMAB contracts with the hybrid GMAB/GMWB rider are included with GMAB contracts in the following tables.

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of December 31:

	2005			2004
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$9,272.7	$32.5	60	$9,848.6	$54.1	59
Reset	17,130.4	61.8	63	18,084.1	158.1	62
Ratchet	11,233.2	31.6	65	10,322.1	46.3	64
Rollup	629.1	8.5	69	707.2	9.7	68
Combo	2,530.6	22.3	68	2,519.9	19.2	67

Subtotal	40,796.0	156.7	64	41,481.9	287.4	62
Earnings enhancement	418.5	27.6	61	310.1	18.0	60

Total—GMDB	$41,214.5	$184.3	63	$41,792.0	$305.4	62

GMAB[2]:
5 Year	$1,041.8	$0.5	N/A	$512.2	$0.1	N/A
7 Year	1,103.5	0.2	N/A	647.5	—	N/A
10 Year	595.5	0.1	N/A	332.4	—	N/A

Total—GMAB	$2,740.8	$0.8	N/A	$1,492.1	$0.1	N/A

GMIB[3]:
Ratchet	$444.7	$—	N/A	$439.7	$—	N/A
Rollup	1,189.3	—	N/A	1,188.7	—	N/A
Combo	0.5	—	N/A	1.0	—	N/A

Total—GMIB	$1,634.5	$—	N/A	$1,629.4	$—	N/A

[1]

Net amount at risk is calculated on a seriatum basis and equals the respective guaranteed benefit less the account value (or zero if the account value exceeds the guaranteed benefit). As it relates to GMIB, net amount at risk is calculated as if all policies were eligible to annuitize immediately, although all GMIB options have a waiting period of at least 7 years from issuance, with the earliest annuitizations beginning in 2006.

[2]	GMAB contracts with the hybrid GMAB/GMWB rider had account values of $939.1 million as of December 31, 2005.
[3]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no material GMIB exposure.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following table is a rollforward of the liabilities for guarantees on variable annuity contracts reflected in the Company’s general account for the years indicated:

(in millions)	GMDB	GMAB	GMIB	Total
Balance as of December 31, 2003	$21.8	$4.3	$—	$26.1
Expense provision	35.6	—	0.8	36.4
Net claims paid	(33.7)	—	—	(33.7)
Value of new business sold	—	26.9	—	26.9
Change in fair value	—	(8.1)	—	(8.1)

Balance as of December 31, 2004	23.7	23.1	0.8	47.6
Expense provision	33.0	—	0.4	33.4
Net claims paid	(29.5)	—	—	(29.5)
Value of new business sold	—	54.0	—	54.0
Change in fair value	—	(9.2)	—	(9.2)

Balance as of December 31, 2005	$27.2	$67.9	$1.2	$96.3

The following table summarizes account balances of contracts with guarantees that were invested in separate accounts as of December 31:

(in millions)	2005	2004
Mutual funds:
Bond	$3,899.8	$4,401.9
Domestic equity	28,344.2	28,214.4
International equity	2,188.8	1,926.1

Total mutual funds	34,432.8	34,542.4
Money market funds	1,371.4	1,389.1

Total	$35,804.2	$35,931.5

The Company’s GMDB claim reserves are determined by estimating the expected value of death benefits on contracts that trigger a policy benefit and recognizing the excess ratably over the accumulation period based on total expected assessments. GMIB claim reserves are determined each period by estimating the expected value of annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total assessments. The Company regularly evaluates GMDB and GMIB claim reserve estimates used and adjusts the additional liability balances as appropriate, with a related charge or credit to other benefits and claims in the period of evaluation if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in calculating GMIB claim reserves are consistent with those used for calculating GMDB claim reserves. In addition, the calculation of GMIB claim reserves assumes benefit utilization ranges from a low of 3% when the contractholder’s annuitization value is 10% in the money to 100% utilization when the contractholder is 90% in the money.

The following assumptions and methodology were used to determine the GMDB claim reserves as of December 31, 2005 and December 31, 2004:

•	Data used was based on a combination of historical numbers and future projections involving 50 probabilistically generated economic scenarios

•	Mean gross equity performance—8.1%

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

•	Equity volatility—18.7%

•	Mortality—100% of Annuity 2000 table

•	Asset fees—equivalent to mutual fund and product loads

•	Discount rate—8.0%

Lapse rate assumptions vary by duration as shown below:

Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	4.50%	5.50%	6.50%	8.50%	10.50%	10.50%	10.50%	17.50%	17.50%	17.50%
Maximum	4.50%	8.50%	11.50%	17.50%	22.50%	22.50%	22.50%	22.50%	22.50%	19.50%

GMABs and hybrid GMABs/GMWBs are considered embedded derivatives under current accounting guidance, resulting in the related liabilities being separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings, and therefore, excluded from the SOP 03-1 policy benefits.

(12) Short-Term Debt

The following table summarizes short-term debt as of December 31:

(in millions)	2005	2004
$800.0 million commercial paper program	$134.7	$134.7
$10.0 million line of credit	—	6.8
$10.0 million line of credit	10.0	9.0
$350.0 million securities lending program facility	75.0	47.7
$250.0 million securities lending program facility	32.6	32.6

Total short-term debt	$252.3	$230.8

The Company has available as a source of funds a $1.00 billion revolving credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. Previously, the facility consisted of a 364-day agreement and a five-year agreement. In May 2005, the 364-day agreement was terminated, and the five-year agreement was amended and restated for a new five-year term. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $2.60 billion and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of December 31, 2005, the Company and NLIC were in compliance with all covenants. The Company had no amounts outstanding under this agreement as of December 31, 2005 and 2004. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $134.7 million in commercial paper outstanding at December 31, 2005 and 2004 at a weighted average effective interest rate of 4.22% in 2005 and 2.14% in 2004.

In addition, the Company has a majority-owned subsidiary that has available an annually renewable, 364-day, $10.0 million line of credit agreement with a single financial institution. The line of credit is guaranteed by NFS and is included in the consolidated balance sheets. The agreement was amended in August 2005, and the

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

majority-owned subsidiary had $10.0 million and $9.0 million outstanding on that line of credit as of December 31, 2005 and 2004, respectively, at a weighted average effective interest rate of 4.35% in 2005 and 2.34% in 2004.

During the year ended December 31, 2005, the Company repaid the $8.7 million outstanding line of credit balance of a majority-owned subsidiary, and the line of credit was subsequently terminated. The balance on this line of credit was $6.8 million as of December 31, 2004.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NLIC had $75.0 million and $47.7 million outstanding under this agreement as of December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company has not provided any guarantees on such borrowings, either directly or indirectly.

In addition to the agreement described above, NMIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. Because NLIC has a variable interest in the profits from the securitization of these loans and is the primary beneficiary of this arrangement, NLIC consolidates the assets and liabilities associated with these loans and the corresponding borrowings in accordance with current accounting guidance. The maximum amount available under the agreement is $250.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NMIC had $32.6 million outstanding under this agreement as of December 31, 2005 and 2004. As of December 31, 2005, the Company has not provided any guarantees on such borrowings, either directly or indirectly.

The Company paid interest on short-term debt totaling $11.8 million, $3.6 million and $1.3 million in 2005, 2004 and 2003, respectively.

(13) Long-Term Debt

The following table summarizes long-term debt as of December 31:

(in millions)	2005	2004
$300.0 million principal, 8.00% senior notes, due March 1, 2027	$298.5	$298.5
$300.0 million principal, 6.25% senior notes, due November 15, 2011	299.1	298.9
$300.0 million principal, 5.90% senior notes, due July 1, 2012	298.8	298.6
$200.0 million principal, 5.625% senior notes, due February 13, 2015	199.1	199.0
$200.0 million principal, 5.10% senior notes, due October 1, 2015	199.4	—
$100.0 million principal, 7.899% junior subordinated debentures issued to a related party, due March 1, 2037	103.1	103.1
$200.0 million principal, 7.10% junior subordinated debentures issued to a related party, due October 31, 2028	—	206.2
Other	—	1.7

Total long-term debt	$1,398.0	$1,406.0

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

On September 26, 2005, NFS issued $200.0 million of 5.10% senior notes due October 1, 2015. These senior notes are redeemable, in whole or in part, at the option of NFS at any time or from time to time at a redemption price equal to the greater of: (1) 100% of the aggregate principal amount of the notes to be redeemed; or (2) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at a prevailing U.S. Treasury rate plus 15 basis points, together in each case with accrued interest payments to the redemption date.

The $300.0 million principal of 8.00% senior notes due March 1, 2027 were issued in March 1997 and are redeemable, in whole or in part, at the option of NFS at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The $300.0 million principal of 6.25% senior notes due November 15, 2011 were issued in November 2001 and are not redeemable prior to their maturity date. The $300.0 million principal of 5.90% senior notes due July 1, 2012, issued in June 2002, and the $200.0 million principal of 5.625% senior notes due February 13, 2015, issued in February 2003, are redeemable, in whole or in part, at the option of NFS at any time or from time to time at a redemption price equal to the greater of: (1) 100% of the aggregate principal amount of the notes to be redeemed; or (2) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at a prevailing U.S. Treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date.

The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of December 31, 2005 and 2004, the Company was in compliance with all such covenants.

On March 11, 1997, Trust I sold, in a public offering, $100.0 million principal of 7.899% capital securities, representing preferred undivided beneficial interests in the assets of Trust I. This sale generated net proceeds of $98.3 million. Concurrent with the sale of the capital securities, NFS sold to Trust I $103.1 million principal of its 7.899% junior subordinated debentures due March 1, 2037. The junior subordinated debentures are the sole assets of Trust I and are redeemable by NFS in whole at any time or in part from time to time at par plus an applicable make-whole premium. The related capital securities will mature or be called simultaneously with the junior subordinated debentures and have a liquidation value of $1,000 per capital security. The capital securities are fully and unconditionally guaranteed by NFS, and there are no related sinking fund requirements. Distributions on the capital securities are cumulative and payable semi-annually in arrears.

On September 28, 2005, NFS redeemed all of its outstanding 7.10% junior subordinated debentures due October 31, 2028 (the Debt Securities), which were held by Nationwide Financial Services Capital Trust II (Trust II). In addition, all of the related outstanding 7.10% trust preferred securities and 7.10% trust common securities of Trust II were redeemed on that date. The aggregate principal amount redeemed of the Debt Securities was $206.2 million, plus $2.3 million in accrued interest through the redemption date. The Debt Securities were originally issued on October 19, 1998 and, in accordance with their terms, became subject to optional redemption by NFS on or after October 19, 2003. Pursuant to the terms of its Amended and Restated Declaration of Trust, Trust II was required to use the proceeds it received from the redemption of the Debt Securities to redeem its trust preferred and trust common securities on the same day.

As a result of these transactions, NFS incurred a non-cash charge of $21.7 million ($14.1 million, net of taxes) during the year ended December 31, 2005. The non-cash charge reflects the accelerated amortization of unamortized debt issuance costs, including a deferred loss on previous hedging transactions. These amounts otherwise would have been recognized through 2028.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The Company made interest payments on the senior notes of $71.7 million in 2005, $71.7 million in 2004 and $66.4 million in 2003.

Distributions on the capital and preferred securities were classified as interest expense in the consolidated statements of income. The Company made distributions of $19.0 million, $22.8 million and $22.8 million on the capital and preferred securities in 2005, 2004 and 2003, respectively.

(14) Federal Income Taxes

NFS’ acquisition of NFN in 2002 reduced Nationwide Corp.’s economic ownership in the Company from 79.8% to 63.0%. Therefore, NFS and its subsidiaries no longer qualify to be included in the NMIC consolidated federal income tax return. The members of the NMIC consolidated federal income tax return group participated in a tax sharing arrangement, which provided, in effect, for each member to bear essentially the same federal income tax liability as if separate tax returns were filed.

Under Internal Revenue Code (IRC) regulations, NFS and its subsidiaries cannot file a life/non-life consolidated federal income tax return until five full years following NFS’ departure from the NMIC consolidated federal income tax return group. Therefore, NFS and its direct non-life insurance company subsidiaries will file a consolidated federal income tax return; NLIC and NLAIC will file a consolidated federal income tax return; the direct non-life insurance companies under NLIC will file separate federal income tax returns; NLICA and its direct life insurance company subsidiaries will file a consolidated federal income tax return; and the direct non-life insurance companies under NLICA will file a consolidated federal income tax return, until 2008, when NFS will become eligible to file a single life/non-life consolidated federal income tax return with all of its subsidiaries.

The following table summarizes the tax effects of temporary differences that give rise to significant components of the net deferred tax liability as of December 31:

(in millions)	2005	2004
Deferred tax assets:
Future policy benefits	$776.9	$884.7
Real estate and other invested assets	13.6	7.8
Other postemployment benefits	16.4	16.9
Other	228.9	166.5

Gross deferred tax assets	1,035.8	1,075.9
Less valuation allowance	(31.7)	(27.1)

Deferred tax assets, net of valuation allowance	1,004.1	1,048.8

Deferred tax liabilities:
Fixed maturity securities	67.7	346.5
Equity securities and other investments	34.4	37.4
Derivatives	31.8	31.2
Deferred policy acquisition costs	956.9	884.5
Value of business acquired	157.4	168.1
Other	203.1	187.1

Gross deferred tax liabilities	1,451.3	1,654.8

Net deferred tax liability	$447.2	$606.0

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Future taxable amounts or recovery of federal income tax paid within the statutory carryback period can offset nearly all future deductible amounts. Because it is more likely than not that certain deferred tax assets will not be realized, the Company established valuation allowances of $31.7 million, $27.1 million and $23.7 million as of December 31, 2005, 2004 and 2003, respectively.

The Company’s current federal income tax liability was $27.3 million and $163.5 million as of December 31, 2005 and 2004, respectively.

During the third quarter of 2005, the Company refined its separate account dividends received deduction (DRD) estimation process. As a result, the Company identified and recorded additional federal income tax benefits and recoverables in the amount of $42.6 million related to all open tax years (2000 – 2005). In addition, the Company recorded $5.6 million of net benefit adjustments in the third quarter of 2005, primarily related to differences between the estimated tax liability and the amounts reported on the Company’s tax returns and revised estimates of permanent income tax deductions expected to be generated in 2005. During the fourth quarter of 2005, the Company revised the estimate for the separate account DRD and recorded an additional federal income tax benefit of $8.0 million based on additional information available at year end.

The following table summarizes the federal income tax expense attributable to income from continuing operations for the years ended December 31:

(in millions)	2005	2004	2003
Current	$105.5	$210.1	$134.7
Deferred	27.1	(43.2)	(16.1)

Federal income tax expense	$132.6	$166.9	$118.6

Total federal income tax expense differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income taxes as follows for the years ended December 31:

	2005		2004		2003
(dollars in millions)	Amount	%	Amount	%	Amount	%
Computed (expected) tax expense	$264.5	35.0	$235.7	35.0	$180.5	35.0
Tax exempt interest and dividends received deduction	(115.4)	(15.3)	(50.6)	(7.5)	(50.3)	(9.8)
Income tax credits	(18.5)	(2.5)	(12.9)	(1.9)	(13.4)	(2.6)
Release of Phase III tax liability	—	—	(5.1)	(0.8)	—	—
Other, net	2.0	0.3	(0.2)	—	1.8	0.4

Total	$132.6	17.5	$166.9	24.8	$118.6	23.0

The Jobs Creation Act of 2004 suspends policyholder surplus accounts (PSA) during 2005 and 2006 and provides that direct and indirect distributions from the PSA during any taxable year beginning after 2004 and before 2007 be treated as zero. Because NLIC had the ability and intent to distribute this PSA balance to its shareholder during the noted period, the potential tax liability was eliminated as of December 31, 2004 (see “Release of Phase III tax liability” above). The Jobs Creation Act of 2004 had no other significant impact on the Company’s tax position.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Total federal income tax paid was $236.0 million, $149.7 million and $187.0 million during the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005, the Company had $74.2 million of net operating loss carryforwards related to non-life losses that are limited in their ability to offset life earnings that begin to expire in 2021. As of December 31, 2005, the Company also had $40.5 million of capital loss carryforwards that will begin to expire in 2010 if unutilized. The Company expects to fully utilize these carryforward amounts.

(15) Shareholders’ Equity, Regulatory Risk-Based Capital, Retained Earnings and Dividend Restrictions

On August 3, 2005, the Company’s Board of Directors approved a stock repurchase program (the Program). The Program authorizes the Company to repurchase up to $300.0 million, in aggregate, in shares of its common stock in the open market, in block trades or otherwise, and through privately negotiated transactions. Such repurchases are to be made in compliance with all applicable laws and regulations, including SEC rules. The Program may be superseded or discontinued at any time.

During the year ended December 31, 2005, the Company repurchased 1,239,150 shares of common stock for an aggregate of $51.4 million at an average price per share of $41.47. These shares are classified as treasury stock in the consolidated balance sheets. The Company’s management will determine the timing and amount of any additional repurchases based upon its evaluation of market conditions, share price and other factors. The Company will continue to fund the Program using cash flows from operating activities. As of February 21, 2006, the Company had 56,731,908 shares of Class A common stock outstanding and 95,633,767 shares of Class B common stock outstanding.

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

The holders of Class A common stock are entitled to one vote per share. The holders of Class B common stock are entitled to ten votes per share. Class A common stock has no conversion rights. Class B common stock is convertible into Class A common stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A common stock for each share of Class B common stock converted. If at any time after the initial issuance of shares of Class A common stock the number of outstanding shares of Class B common stock falls below 5% of the aggregate number of issued and outstanding shares of common stock, then each outstanding share of Class B common stock shall automatically convert into one share of Class A common stock. In the event of any sale or transfer of shares of Class B common stock to any person or persons other than NMIC or its affiliates, such shares of Class B common stock so transferred shall be automatically converted into an equal number of shares of Class A common stock. Cash dividends of $0.76, $0.72 and $0.52 per common share were declared during 2005, 2004 and 2003, respectively.

Each insurance company’s state of domicile imposes minimum risk-based capital requirements that were developed by the National Association of Insurance Commissioners (NAIC). The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level risk-based capital, as defined by the NAIC.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Each of the Company’s insurance company subsidiaries exceeded the minimum risk-based capital requirements for all periods presented herein.

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of: (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31; or (2) the statutory-basis net income of the insurer for the prior year. During the year ended December 31, 2005, NLIC paid dividends of $185.0 million to NFS. NLIC’s statutory capital and surplus as of December 31, 2005 was $2.60 billion, and statutory net income for 2005 was $462.5 million. As of January 1, 2006, NLIC could pay dividends to NFS totaling $277.5 million without obtaining prior approval. On February 22, 2006, NLIC declared a $70.0 million dividend to NFS.

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

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the PID either approves or does not disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of: (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31; or (2) the statutory-basis net income of the insurer for the prior year. NLICA paid $50.0 million in dividends to NFS in 2005. The statutory capital and surplus of NLICA as of December 31, 2005 was $660.2 million, and statutory net income for the year ended December 31, 2005 was $112.7 million. As of January 1, 2006, NLICA could pay dividends to NFS totaling $62.7 million without obtaining prior approval.

The Company currently does not expect such regulatory requirements to impair its ability to pay future operating expenses, interest and shareholder dividends.

(16) Earnings Per Share

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following table presents information relating to the Company’s calculations of basic and diluted earnings per share (EPS) for the years ended December 31:

	2005			2004			2003
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Income from continuing operations	$623.2	$4.08	$4.06	$506.5	$3.33	$3.31	$397.1	$2.62	$2.61
Discontinued operations, net of taxes	(24.5)	(0.16)	(0.16)	(1.1)	(0.01)	(0.01)	1.3	—	—
Cumulative effect of adoption of accounting principles, net of taxes	—	—	—	(3.4)	(0.02)	(0.02)	(0.6)	—	—

Net income	$598.7	$3.92	$3.90	$502.0	$3.30	$3.28	$397.8	$2.62	$2.61

Weighted average common shares outstanding—basic	152.9			152.1			151.8
Dilutive effect of stock options	0.7			0.8			0.5

Weighted average common shares outstanding—diluted	153.6			152.9			152.3

(17) Comprehensive Income

Comprehensive income includes net income and certain items that are reported directly within separate components of shareholders’ equity that are not recorded in net income (other comprehensive income or loss). The following table summarizes the Company’s other comprehensive (loss) income, before and after federal income tax benefit (expense), for the years ended December 31:

(in millions)	2005	2004	2003
Net unrealized (losses) gains on securities available-for-sale arising during the period:
Net unrealized (losses) gains before adjustments	$(789.2)	$(138.4)	$99.1
Net adjustment to DAC	194.7	98.0	61.1
Net adjustment to VOBA	12.0	5.4	(0.2)
Net adjustment to future policy benefits and claims	18.9	(9.2)	13.6
Net adjustment to policyholder dividend obligation	34.7	(23.2)	(42.2)
Related federal income tax benefit (expense)	185.1	23.5	(46.0)

Net unrealized (losses) gains	(343.8)	(43.9)	85.4

Reclassification adjustment for net realized (gains) losses on securities available-for-sale realized during the period:
Net unrealized (gains) losses	(32.3)	10.0	72.4
Related federal income tax expense (benefit)	11.3	(3.5)	(25.3)

Net reclassification adjustment	(21.0)	6.5	47.1

Other comprehensive (loss) income on securities available-for-sale	(364.8)	(37.4)	132.5

Accumulated net holding gains (losses) on cash flow hedges:
Unrealized holding gains (losses)	51.2	(54.3)	(42.9)
Related federal income tax (expense) benefit	(17.9)	19.0	15.0

Other comprehensive income (loss) on cash flow hedges	33.3	(35.3)	(27.9)

Total other comprehensive (loss) income	$(331.5)	$(72.7)	$104.6

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the years ended December 31, 2005, 2004 and 2003.

(18) Employee Benefit Plans

Defined Benefit Plans

The Company, excluding NFN, and certain affiliated companies participate in a defined benefit pension plan sponsored by NMIC. This plan covers all employees of participating companies who have completed at least one year of service. Plan contributions are invested in a group annuity contract issued by NLIC. All participants are eligible for benefits based on an account balance feature. Participants last hired before 2002 are eligible for benefits based on the highest average annual salary of a specified number of consecutive years of the last ten years of service, if such benefits are of greater value than the account balance feature. The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work benefits the Company. NFN also has separate qualified defined benefit pension plans.

The Company’s portion of pension expense relating to these plans during the years ended December 31, 2005, 2004 and 2003 was $16.5 million, $14.3 million and $12.3 million, respectively. The Company recorded prepaid pension assets of $66.7 million and $40.8 million as of December 31, 2005 and 2004, respectively.

In addition to the NMIC pension plan, the Company and certain affiliated companies participate in life and health care defined benefit plans sponsored by NMIC for qualifying retirees. Postretirement life and health care benefits are contributory and generally are available to full-time employees, hired prior to June 1, 2000, who have attained age 55 and have accumulated 15 years of service with the Company after reaching age 40. Postretirement health care benefit contributions are adjusted annually and contain cost-sharing features such as deductibles and coinsurance. In addition, there are caps on the Company’s portion of the per-participant cost of the postretirement health care benefits. The Company’s policy is to fund the cost of health care benefits in amounts determined at the discretion of management. Plan assets are invested primarily in group annuity contracts issued by NLIC.

Two significant plan changes were enacted to the postretirement benefit plans at December 31, 2002. The first involved the postretirement medical plan, which was revised to reflect the current expectation that there will be no further increases in the benefit cap after 2006. Prior to 2007, it is assumed that the pre-65 benefit caps will increase by 3% per year, at which time the cap will be frozen. The second involved the postretirement death benefit plan, which was revised to reflect that all employer subsidies will be phased out beginning in 2007. The 2007 subsidy is assumed to be 2/3 of the current subsidy, and the 2008 subsidy is assumed to be 1/3 of the current amount. There is no employer subsidized benefit assumed after 2008.

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

The Company’s accrued postretirement benefit expense as of December 31, 2005 and 2004 was $75.9 million and $77.2 million, respectively. The net periodic benefit cost for the postretirement benefit plans as a whole was $1.0 million, $2.5 million and $3.3 million for 2005, 2004 and 2003, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following table summarizes information regarding the funded status of the NMIC pension plan as a whole and the NMIC postretirement benefit plans as a whole (all of which are U.S. plans), including amounts not related to the Company, as of the years ended December 31:

	Pension benefits		Postretirement benefits
(in millions)	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$2,733.1	$2,457.0	$291.9	$306.8
Service cost	133.5	121.8	9.7	9.2
Interest cost	134.9	134.0	16.0	17.5
Participant contributions	—	—	6.5	4.1
Plan amendment	—	—	—	(13.3)
Actuarial loss (gain)	261.6	125.7	3.0	(10.1)
Benefits paid	(117.3)	(105.4)	(25.9)	(22.3)

Benefit obligation at end of year	3,145.8	2,733.1	301.2	291.9

Change in plan assets:
Fair value of plan assets at beginning of year	2,454.3	2,242.4	135.6	127.5
Actual return on plan assets	184.1	187.3	6.3	6.2
Employer contributions[1]	249.8	130.0	19.1	20.1
Participant contributions	—	—	6.5	4.1
Benefits paid[1]	(117.3)	(105.4)	(25.9)	(22.3)

Fair value of plan assets at end of year	2,770.9	2,454.3	141.6	135.6

Funded status	(374.9)	(278.8)	(159.6)	(156.3)
Unrecognized prior service cost	21.4	25.8	(88.3)	(103.0)
Unrecognized net loss	544.6	298.2	52.1	48.0
Unrecognized net asset at transition	—	(1.2)	—	—

Prepaid (accrued) benefit cost, net	$191.1	$44.0	$(195.8)	$(211.3)

Accumulated benefit obligation	$2,510.3	$2,271.6

[1]	Employer contributions and benefits paid include only those amounts contributed directly to or paid directly from plan assets.

In 2004, the postretirement medical plan was amended to reflect the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act), which was signed into law on December 8, 2003. The amendment integrates prescription drug benefits with the coverage provisions provided in the Medicare Act. The impact of the amendment is reflected in the accumulated postretirement benefit obligations beginning December 31, 2004. The expense impact of the amendment was a $2.0 million decrease for 2005 for the plan as a whole.

The effect of a 1% increase or decrease in the assumed health care cost trend rate on the accumulated postretirement benefit obligation was $0.1 million and $1.7 million at December 31, 2005 and 2004, respectively, for the plan as a whole.

NMIC and all participating employers, including the Company, expect to contribute $120.0 million to the pension plan and $20.0 million, including $1.6 million for NFN, to the postretirement benefit plan in 2006.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following table summarizes benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

(in millions)	Pension benefits	Postretirement benefits
2006	$115.7	$20.7
2007	117.8	20.5
2008	120.2	19.8
2009	127.0	19.3
2010	133.8	19.9
2011-2015	817.1	111.6

The following table summarizes the weighted average assumptions used to calculate the benefit obligation and funded status of the NMIC pension plan as a whole and the NMIC postretirement benefit plans as a whole as of the December 31 measurement date for all plans:

	Pension benefits		Postretirement benefits
	2005	2004	2005	2004
Discount rate	4.75%	5.00%	5.45%	5.70%
Rate of increase in future compensation levels	4.25%	3.50%	—	—
Assumed health care cost trend rate:
Initial rate[1]	—	—	9.00%	10.00%
Ultimate rate[1]	—	—	5.50%	5.20%
Declining period	—	—	7 Years	10 Years

[1]	The 2005 initial rate was 9.00% for participants over age 65, with an ultimate rate of 5.5%, and the 2004 initial rate was 11.00% for participants over age 65, with an ultimate rate of 5.70%.

The NMIC pension plan employs a total return investment approach using a mix of equities and fixed income investments to maximize the long-term return on plan assets in exchange for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The plan requires investment in a group annuity contract backed by fixed investments with an interest rate guarantee to match liabilities for specific classes of retirees. On a periodic basis, the portfolio is analyzed to establish the optimal mix of assets based on current market conditions given the risk tolerance. In the most recent study, asset sub-classes were considered in debt securities (diversified U.S. investment grade bonds, diversified high-yield U.S. securities, international fixed income, emerging markets and commercial mortgage loans) and equity investments (domestic equities, private equities, international equities, emerging market equities and real estate investments). Each asset sub-class chosen contains a diversified blend of securities from that sub-class. Investment mix is measured and monitored continually through regular investment reviews, annual liability measurements and periodic asset/liability studies.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following table summarizes the asset allocation for the NMIC pension plan as a whole at the end of 2005 and 2004 and the target allocation for 2006, by asset category:

	Percentage of plan assets		Target allocation percentage 2006
Asset Category	2005	2004
Equity securities	50%	48%	40 - 65%
Debt securities	50%	52%	25 - 50%
Real estate	—	—	0 - 10%

Total	100%	100%

The NMIC postretirement benefit plans employ a total return investment approach using a mix of equities and fixed income investments to maximize the long-term return on plan assets in exchange for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Plan investments for retiree life insurance benefits generally include a retiree life insurance contract issued by NLIC. For retiree medical liabilities, plan investments include both a group annuity contract issued by NLIC backed by fixed investments with an interest rate guarantee and a separate account invested in diversified U.S. equities. Investment mix is measured and monitored continually through regular investment reviews, annual liability measurements and periodic asset/liability studies.

The following table summarizes the asset allocation for the NMIC postretirement benefit plans as a whole at the end of 2005 and 2004 and the target allocation for 2006, by asset category:

	Percentage of plan assets		Target allocation percentage 2006
Asset Category	2005	2004
Equity securities	60%	60%	50 - 80%
Debt securities	37%	35%	20 - 50%
Other	3%	5%	0 - 10%

Total	100%	100%

The following table summarizes the components of net periodic benefit cost for the NMIC pension plan as a whole, including amounts not related to the Company, for the years ended December 31:

(in millions)	2005	2004	2003
Service cost	$133.5	$121.8	$104.0
Interest cost	134.9	134.0	131.7
Expected return on plan assets	(172.6)	(167.7)	(156.7)
Recognized net actuarial loss	—	—	0.1
Amortization of prior service cost	4.5	4.5	4.5
Amortization of unrecognized net losses	3.6	—	—
Amortization of unrecognized transition cost	(1.2)	(1.3)	(1.3)

Net periodic benefit cost	$102.7	$91.3	$82.3

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following table summarizes the weighted average assumptions used to calculate net periodic benefit cost, set at the beginning of each year, for the NMIC pension plan as a whole:

	2005	2004	2003
Discount rate	5.00%	5.50%	6.00%
Rate of increase in future compensation levels	3.50%	4.00%	4.50%
Expected long-term rate of return on plan assets	6.75%	7.25%	7.75%

The NMIC and NFN pension plans employ a prospective building block approach in determining the expected long-term rate of return on plan assets. This process is integrated with the determination of other economic assumptions such as discount rate and salary scale. Historical markets are studied, and long-term historical relationships between equities and fixed income investments are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run (called a risk premium). Historical risk premiums are used to develop expected real rates of return for each asset sub-class. The expected real rates of return, reduced for investment expenses, are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return will vary by plan and will change when the plan’s target investment portfolio changes. Current market factors such as inflation and interest rates are incorporated into the process. For a given measurement date, the discount rate is set by reference to the yield on high-quality corporate bonds to approximate the rate at which plan benefits could effectively be settled. The historical real rate of return is subtracted from these bonds to generate an assumed inflation rate. The expected long-term rate of return on plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market do not impact the expected risk premiums. However, as the yield for the reference bond fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

Effective December 31, 2005, the historical risk premiums and expected real rates of return were re-evaluated affecting December 31, 2005 benefit obligations and 2006 costs. For benefits obligations, a lower real rate of return on corporate bonds led to a higher implied inflation rate and a higher rate of future compensation increase, which was 4.25% at December 31, 2005.

The following table summarizes the components of net periodic benefit cost for the NMIC postretirement benefit plans as a whole, including amounts not related to the Company, for the years ended December 31:

(in millions)	2005	2004	2003
Service cost	$9.7	$9.2	$9.9
Interest cost	16.0	17.5	19.5
Expected return on plan assets	(8.7)	(8.9)	(8.0)
Amortization of unrecognized net losses	1.4	—	—
Net amortization and deferral	(14.8)	(12.1)	(9.9)

Net periodic benefit cost	$3.6	$5.7	$11.5

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following table summarizes the weighted average assumptions used to calculate net periodic benefit cost, set at the beginning of each year, for the NMIC postretirement benefit plans as a whole:

	2005	2004	2003
Discount rate	5.70%	6.10%	6.60%
Expected long-term rate of return on plan assets	6.50%	7.00%	7.50%
Assumed health care cost trend rate:
Initial rate[1]	10.00%	11.00%	11.30%
Ultimate rate[1]	5.20%	5.20%	5.70%
Declining period	10 Years	11 Years	11 Years

[1]

The 2005 initial rate was 11.00% for participants over age 65, with an ultimate rate of 5.70%, the 2004 initial rate was 11.00% for participants over age 65, with an ultimate rate of 5.70% and the 2003 initial rate was 12.00% for participants over age 65, with an ultimate rate of 5.60%.

The following table summarizes information regarding the funded status of the NFN qualified pension plans as a whole (all are U.S. plans), as of the years ended December 31:

(in millions)	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$102.5	$112.2
Service cost	2.4	1.5
Interest cost	4.8	5.6
Actuarial loss	3.4	6.8
Benefits paid	(10.2)	(23.6)

Benefit obligation at end of year	102.9	102.5

Change in plan assets:
Fair value of plan assets at beginning of year	136.9	135.5
Actual return on plan assets	8.2	12.8
Employer contributions	0.9	12.2
Benefits paid	(10.2)	(23.6)

Fair value of plan assets at end of year	135.8	136.9

Funded status	32.9	34.4
Unrecognized net gain	(4.2)	(8.2)

Prepaid benefit cost, net	$28.7	$26.2

Accumulated benefit obligation	$96.9	$100.1

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

NFN expects to contribute $2.5 million to the plans in 2006. The following table summarizes NFN benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

(in millions)	Pension benefits
2006	$11.2
2007	8.9
2008	8.4
2009	8.3
2010	12.1
2011-2015	42.3

The following table presents aggregate information for the NFN pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

(in millions)	2005	2004
Accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$15.8	$15.0
Accumulated benefit obligation	15.8	15.0
Fair value of plan assets	—	—

The following table summarizes the weighted average assumptions used to calculate the benefit obligation and funded status of the NFN pension plans as a whole as of the December 31 measurement date:

	2005	2004
Discount rate	4.75%	5.00%
Rate of increase in future compensation levels	4.25%	3.50%

The following table summarizes the asset allocation for the NFN qualified pension plans as a whole at the end of 2005 and 2004 and the target allocation for 2006, by asset category:

	Percentage of plan assets		Target allocation percentage 2006
Asset Category	2005	2004
Equity securities	68%	66%	62 - 68%
Debt securities	32%	34%	32 - 38%
Other	—	—	0 - 10%

Total	100%	100%

The NFN pension plans employ a total return investment approach using a mix of equities and fixed income investments to maximize the long-term return of plan assets in exchange for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities and funded status. On a quarterly basis, the portfolio of investments within the annuity contract issued by NFN is analyzed in light of current market conditions and rebalanced to match the target allocations.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following table summarizes the components of net periodic benefit income for the NFN pension plans as a whole for the years ended December 31:

(in millions)	2005	2004
Service cost	$2.4	$1.5
Interest cost	4.8	5.6
Expected return on plan assets	(8.6)	(9.1)

Net periodic benefit income	$(1.4)	$(2.0)

The following table summarizes the weighted average assumptions used to calculate net periodic benefit income, set at the beginning of each year, for the NFN pension plans as a whole:

	2005	2004
Discount rate	5.00%	5.50%
Rate of increase in future compensation levels	3.50%	4.00%
Expected long-term rate of return on plan assets	6.50%	7.00%

The Company maintains a qualified defined benefit pension plan and several nonqualified defined benefit supplemental executive retirement, excess benefit and deferred compensation plans covering NFN employees. In addition, through 2002, the Company maintained other postretirement benefit plans that included medical benefits for NFN retirees and their spouses (and Medicare Part B reimbursement for certain retirees) and retiree life insurance. As discussed earlier in this note, this plan was merged into the NMIC plan effective January 1, 2003.

Defined Contribution Plans

The Company and certain affiliated companies sponsor defined contribution retirement savings plans covering substantially all employees of the Company. Employees may make salary deferral contributions of up to 80%. Salary deferrals of up to 6% are subject to a 50% Company match. The Company’s expense for contributions to these plans was $7.3 million, $7.0 million and $6.6 million for 2005, 2004 and 2003, respectively.

NFN also provides a funded noncontributory defined contribution plan that covers substantially all of its agents. The Company’s expense for contributions to this plan was $0.6 million, $0.7 million and $0.9 million for 2005, 2004 and 2003, respectively.

(19) Related Party Transactions

The Company has entered into significant, recurring transactions and agreements with NMIC, other affiliates and subsidiaries as a part of its ongoing operations. These include annuity and life insurance contracts, office space leases, and agreements related to reinsurance, cost sharing, administrative services, marketing, intercompany loans, intercompany repurchases, cash management services and software licensing. Measures used to allocate expenses among companies include individual employee estimates of time spent, special cost studies, the number of full-time employees, commission expense and other methods agreed to by the participating companies and that are within industry guidelines and practices. In addition, Nationwide Services Company, LLC (NSC), a subsidiary of NMIC, provides computer, telephone, mail, employee benefits administration and other services to NMIC and certain of its direct and indirect subsidiaries, including the

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Company, based on specified rates for units of service consumed. For the years ended December 31, 2005, 2004 and 2003, the Company made payments to NMIC and NSC totaling $314.7 million, $221.7 million and $186.8 million, respectively. The Company does not believe that expenses recognized under these agreements are materially different than expenses that would have been recognized had the Company operated on a stand-alone basis.

The Company has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $6.61 billion and $5.97 billion as of December 31, 2005 and 2004, respectively. Total revenues from these contracts were $141.9 million, $142.2 million and $143.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances was $108.3 million, $109.2 million and $114.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The terms of these contracts are consistent in all material respects with what the Company offers to unaffiliated parties who are similarly situated.

The 401(k) Companies, Inc., a wholly-owned subsidiary of NFS, serves as the administrator of certain defined contribution plans sponsored by NMIC and its affiliates. Total revenues reported by The 401(k) Companies, Inc. related to these administration services totaled $3.0 million, $2.9 million and $2.7 million during 2005, 2004 and 2003, respectively, and are included in the total revenue amounts reported in the paragraph above.

The Company leases office space from NMIC and certain of its subsidiaries. For the years ended December 31, 2005, 2004 and 2003, the Company made lease payments to NMIC and its subsidiaries of $18.7 million, $18.4 million and $18.0 million, respectively.

NLIC has a reinsurance agreement with NMIC whereby all of NLIC’s accident and health business not ceded to unaffiliated reinsurers is ceded to NMIC on a modified coinsurance basis. Either party may terminate the agreement on January 1 of any year with prior notice. Under a modified coinsurance agreement, the ceding company retains invested assets, and investment earnings are paid to the reinsurer. Under the terms of NLIC’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC for the years ended December 31, 2005, 2004 and 2003 were $429.5 million, $335.6 million and $286.7 million, respectively, while benefits, claims and expenses ceded during these years were $398.8 million, $336.0 million and $247.5 million, respectively.

Funds of Gartmore Global Investments, Inc. (GGI), an affiliate, are offered to the Company’s customers as investment options in certain of the Company’s products. This arrangement is documented in agreements between GGI affiliates and the Company to govern the inclusion of GGI affiliated funds within various distribution channels of the Company. In addition, the agreements cover the payment of revenue to the Company in exchange for services that the Company provides. These services include shareholder and administrative services, record keeping, distribution and marketing support. As of December 31, 2005 and 2004, customer allocations to GGI funds totaled $20.24 billion and $17.93 billion, respectively. For the years ended December 31, 2005, 2004 and 2003, GGI paid the Company $64.2 million, $55.0 million and $42.6 million, respectively, for the distribution and servicing of these funds. In addition, the Company entered into a renewable

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

three-year marketing and support services agreement with GGI effective June 28, 2002. Effective June 28, 2005, the Company and GGI amended the agreement to provide for an initial term of three years and sixty days from June 28, 2002. The agreement expired on August 26, 2005. Under this agreement, the Company had received a quarterly fee of $1.0 million in exchange for certain marketing and support of GGI product offerings. Effective October 1, 2005, an affiliate of GGI and the Company agreed to increase the fees paid to the Company with respect to various GGI managed money market funds on an annualized basis by 15 basis points in place of the expired marketing and support services agreement. These fees are included in the amounts disclosed above.

Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that is paid to Nationwide agents. These costs cover product development and promotion, sales literature, rent and similar items. Payments under this agreement totaled $26.5 million, $23.2 million and $24.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of December 31, 2005 and 2004, the Company had no borrowings from affiliated entities under such agreements. During 2005, 2004 and 2003, the most the Company had outstanding at any given time was $55.3 million, $227.7 million and $126.0 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these years were immaterial. The Company believes that the terms of the repurchase agreements are materially consistent with what the Company could have obtained from unaffiliated parties.

The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC for the benefit of the Company were $685.4 million and $641.3 million as of December 31, 2005 and 2004, respectively, and are included in short-term investments on the consolidated balance sheets. For the years ended December 31, 2005, 2004 and 2003, the Company paid NCMC fees totaling less than $0.1 million under this agreement.

The Company and an affiliate are currently developing a browser-based policy administration and online brokerage software application for defined benefit plans. In connection with the development of this application, the Company made net payments, which were expensed, to that affiliate related to development totaling $4.1 million, $5.3 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC, as described in Note 14. Effective October 1, 2002, NFS began filing a consolidated federal tax return with its non-life insurance company subsidiaries. Total payments to (from) NMIC were $45.0 million, $37.4 million and $(0.2) million for the years ended December 31, 2005, 2004 and 2003, respectively. These payments related to tax years prior to deconsolidation.

(20) Contingencies

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

December 31, 2005, 2004 and 2003

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

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements against life insurers other than the Company.

The financial services industry, including mutual fund, variable annuity, life insurance and distribution companies, has also been the subject of increasing scrutiny by regulators, legislators and the media over the past few years. Numerous regulatory agencies, including the SEC, the National Association of Securities Dealers and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. The Company has been contacted by or received subpoenas from the SEC and the New York State Attorney General, who are investigating market timing in certain mutual funds offered in insurance products sponsored by the Company. The Company has cooperated with these investigations. Information requests from the New York State Attorney General and the SEC with respect to investigations into late trading and market timing were last responded to by the Company and its affiliates in December 2003 and April 2005, respectively, and no further information requests have been received with respect to these matters.

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation and revenue sharing arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance agreements, and funding agreements issued to back MTN programs. Related investigations and proceedings may be commenced in the future. The Company and/or its affiliates have been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to these investigations into compensation, revenue sharing and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, the use of side agreements and finite reinsurance agreements, and funding agreements backing the MTN program. The Company is cooperating with regulators in connection with these inquiries and will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass NMIC’s operations.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum annual premium and attorneys’ fees. On February 2, 2006, the court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The court certified a class consisting of all residents of the United States who, during the class period from February 10, 1995 through February 2, 2006, purchased life insurance policies from NLIC that provided for guaranteed maximum premiums and who paid premiums on a modal basis to NLIC. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The case is currently set for trial on April 10, 2006. NLIC intends to defend this lawsuit vigorously.

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

On January 21, 2004, the Company was named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, plaintiff United Investors alleges that the Company and/or its affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Nationwide defendants. The plaintiff raises claims for: (1) violations of the Federal Lanham Act, and common law unfair competition and defamation; (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders;

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(3) civil conspiracy; and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust, and costs and disbursements, including attorneys’ fees. The Company filed a motion to dismiss the complaint on June 1, 2004. On February 8, 2005 the court denied the motion to dismiss. On March 23, 2005, the Company filed its answer, and on December 30, 2005, the Company filed a motion for summary judgment. The Company intends to defend this lawsuit vigorously.

On October 31, 2003, NLIC and NLAIC were named in a lawsuit seeking class action status filed in the United States District Court for the District of Arizona entitled Robert Helman et al v. Nationwide Life Insurance Company et al. The suit challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, the plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or NLAIC which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. NLIC and NLAIC filed a motion to dismiss the complaint on May 24, 2004. On July 27, 2004, the court granted the motion to dismiss. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. NLIC and NLAIC intend to defend this lawsuit vigorously.

On August 15, 2001, the Company was named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 5, 2001 to include class action allegations and have subsequently amended their complaint three times. As amended, in the current complaint the plaintiffs seek to represent a class of qualified retirement plans under the Employee Retirement Income Security Act of 1974, as amended (ERISA), that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that the Company breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by the Company, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On December 13, 2001, the plaintiffs filed a motion for class certification. The plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On July 6, 2004, the Company filed a Revised Memorandum in Support of Summary Judgment. The Company’s motion for summary judgment was denied with respect to all claims on February 24, 2006. The Company intends to defend this lawsuit vigorously.

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

December 31, 2005, 2004 and 2003

failure to state a claim. On August 24, 2004, the Court issued an order dismissing the count alleging aiding and abetting a breach of fiduciary duty and one of the RICO counts. The Court did not dismiss three of the RICO counts and a count alleging unjust enrichment. On September 30, 2004, NLICA filed its answer, and discovery has commenced. NLICA intends to defend this lawsuit vigorously.

Tax Matters

The Company’s federal income tax returns are routinely audited by the IRS, and the Company is currently under examination for the 2000-2002 tax years. Management has established tax reserves representing its best estimate of additional amounts it may be required to pay if certain tax positions it has taken are challenged and ultimately denied by the IRS. These reserves are reviewed regularly and are adjusted as events occur that management believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items, additional exposure based on current calculations, identification of new issues, release of administrative guidance or rendering of a court decision affecting a particular tax issue. Management believes its tax reserves reasonably provide for potential assessments that may result from IRS examinations and other tax-related matters for all open tax years.

A significant component of the tax reserve is related to the separate account DRD. The Company has not reached any final agreements with the IRS with respect to the DRD, and there can be no assurance that any such agreements will be reached. However, resolution of the separate account DRD and/or other identified issues could result in a potentially significant adjustment to the Company’s future results of operations.

(21) Securitization Transactions

Since 2001, the Company has sold $626.1 million of credit enhanced equity interests in Tax Credit Funds to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of December 31, 2005, the Company held guarantee reserves totaling $6.3 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.54 billion. The Company does not anticipate making any payments related to the guarantees.

At the time of the sales, $5.9 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. During 2005, no stabilization collateral amounts were released into income, compared to $0.1 million released in 2004. As of December 31, 2005 and 2004, $2.2 million and $1.4 million of stabilization collateral was unrecognized and recorded as a reserve, respectively.

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

December 31, 2005, 2004 and 2003

under its guarantees, it may recover any such funding out of the cash flow distributed from the sale of the underlying properties of the Tax Credit Funds. This cash flow distribution would be paid to the Company prior to any cash flow distributions to unrelated third party investors.

(22) Variable Interest Entities

As of December 31, 2005 and 2004, the Company had relationships with 19 and 14 VIEs, respectively, where the Company was the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured products transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Tax Credit Funds to third party investors where the Company provides guaranteed returns (see Note 21). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying consolidated financial statements.

The net assets of these VIEs totaled $440.6 million and $366.4 million as of December 31, 2005 and December 31, 2004, respectively. The following table summarizes the components of net assets as of the dates indicated:

(in millions)	December 31, 2005	December 31, 2004
Mortgage loans on real estate	$31.5	$32.1
Other long-term investments	478.6	401.2
Short-term investments	42.3	31.7
Other assets	41.3	50.3
Short-term debt	32.6	32.6
Other liabilities	120.5	116.3

The total exposure to loss on these VIEs where the Company is the primary beneficiary was immaterial as of December 31, 2005 and December 31, 2004. For the mortgage loan VIE, to which the short-term debt relates, the creditors have no recourse against the Company in the event of default by the VIE.

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in a number of Tax Credit Funds where the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 10 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but for which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $67.0 million and $50.8 million as of December 31, 2005 and 2004, respectively.

(23) Segment Information

Management of the Company views its business primarily based on the underlying products, and this is the basis used for defining its reportable segments. The Company reports four segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes, discontinued operations and the cumulative effect of adoption of accounting principles to exclude: (1) net realized gains and losses on investments, hedging instruments and hedged items, except for operating items (periodic net coupon settlements

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes); (2) net realized gains and losses related to securitizations; and (3) the adjustment to amortization of DAC related to net realized gains and losses.

Individual Investments

The Individual Investments segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, NFN individual annuity products, deferred fixed annuity products, income products and advisory services. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection in the event of an untimely death, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector includes IRC Section 401(k) business generated through fixed and variable group annuities, Nationwide Trust Company, FSB (NTC), The 401(k) Company and RIA. The public sector includes IRC Section 457 and Section 401(a) business in the form of fixed and variable group annuities and administration-only business. Retirement Plans sales do not include large case retirement plan acquisitions and Nationwide employee and agent benefit plans.

Individual Protection

The Individual Protection segment consists of investment life insurance products, including individual variable, COLI and BOLI products; traditional life insurance products; universal life insurance products; and the results of TBG Financial. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

Corporate and Other

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following table summarizes the Company’s business segment operating results for the years ended December 31:

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2005
Revenues:
Policy charges	$540.2	$154.7	$546.6	$—	$1,241.5
Life insurance premiums	102.9	—	297.0	—	399.9
Net investment income	869.9	661.4	475.1	337.5	2,343.9
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	18.2	18.2
Other	1.5	257.6	29.8	47.5	336.4

Total revenues	1,514.5	1,073.7	1,348.5	403.2	4,339.9

Benefits and expenses:
Interest credited to policyholder account values	589.1	455.0	190.7	146.1	1,380.9
Other benefits and claims	155.4	—	419.5	—	574.9
Policyholder dividends on participating policies	—	—	107.3	—	107.3
Amortization of DAC	329.3	47.4	102.7	0.8	480.2
Amortization of value of business acquired	7.2	3.5	34.3	—	45.0
Interest expense on debt	—	—	0.3	107.7	108.0
Debt extinguishment costs	—	—	—	21.7	21.7
Other operating expenses	196.5	380.3	235.5	53.8	866.1

Total benefits and expenses	1,277.5	886.2	1,090.3	330.1	3,584.1

Income from continuing operations before federal income tax expense	237.0	187.5	258.2	73.1	$755.8

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(18.2)
Adjustment to amortization of DAC related to net realized gains	—	—	—	0.8

Pre-tax operating earnings	$237.0	$187.5	$258.2	$55.7

Assets as of period end	$53,809.7	$31,678.1	$19,755.6	$10,916.5	$116,159.9

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2004
Revenues:
Policy charges	$513.4	$171.8	$537.4	$—	$1,222.6
Life insurance premiums	90.8	—	311.9	—	402.7
Net investment income	872.8	647.6	467.9	243.4	2,231.7
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(40.9)	(40.9)
Other	0.4	188.5	32.9	66.6	288.4

Total revenues	1,477.4	1,007.9	1,350.1	269.1	4,104.5

Benefits and expenses:
Interest credited to policyholder account values	606.1	446.1	189.4	86.7	1,328.3
Other benefits and claims	139.2	—	409.4	—	548.6
Policyholder dividends on participating policies	—	—	101.4	—	101.4
Amortization of DAC	276.1	39.9	114.4	—	430.4
Amortization of value of business acquired	7.5	4.7	40.1	—	52.3
Interest expense on debt	—	—	—	102.4	102.4
Other operating expenses	214.1	338.6	252.7	62.3	867.7

Total benefits and expenses	1,243.0	829.3	1,107.4	251.4	3,431.1

Income from continuing operations before federal income tax expense	234.4	178.6	242.7	17.7	$673.4

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	40.9

Pre-tax operating earnings	$234.4	$178.6	$242.7	$58.6

Assets as of period end	$55,473.3	$31,429.5	$17,975.0	$12,072.8	$116,950.6

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2003
Revenues:
Policy charges	$439.0	$161.4	$520.0	$—	$1,120.4
Life insurance premiums	93.4	—	332.8	—	426.2
Net investment income	860.4	662.9	462.6	212.1	2,198.0
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(86.3)	(86.3)
Other	—	129.0	33.3	66.0	228.3

Total revenues	1,392.8	953.3	1,348.7	191.8	3,886.6

Benefits and expenses:
Interest credited to policyholder account values	637.5	458.9	193.3	77.9	1,367.6
Other benefits and claims	160.5	—	421.2	—	581.7
Policyholder dividends on participating policies	—	—	105.7	—	105.7
Amortization of DAC	228.3	45.7	120.6	—	394.6
Amortization of value of business acquired	6.3	2.0	38.1	—	46.4
Interest expense on debt	—	—	—	95.8	95.8
Other operating expenses	177.3	297.9	254.3	49.6	779.1

Total benefits and expenses	1,209.9	804.5	1,133.2	223.3	3,370.9

Income (loss) from continuing operations before federal income tax expense	182.9	148.8	215.5	(31.5)	$515.7

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	86.3

Pre-tax operating earnings	$182.9	$148.8	$215.5	$54.8

Assets as of period end	$52,632.3	$31,054.3	$16,125.9	$11,275.7	$111,088.2

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(24) Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly results of operations for the years ended December 31:

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenues:
Policy charges	$309.1	$307.0	$314.6	$310.8
Life insurance premiums	95.9	99.7	97.2	107.1
Net investment income	576.1	587.1	592.8	587.9
Net realized gains (losses) on investments, hedging instruments and hedged items	27.6	2.6	(14.0)	4.8
Other	80.7	80.3	80.4	92.4

Total revenues	1,089.4	1,076.7	1,071.0	1,103.0

Benefits and expenses:
Interest credited to policyholder account values	334.5	348.1	350.6	347.7
Other benefits and claims	136.2	145.9	142.9	149.9
Policyholder dividends on participating policies	26.9	26.3	27.1	27.0
Amortization of deferred policy acquisition costs	123.4	114.9	118.4	123.5
Amortization of value of business acquired	12.0	11.7	11.3	10.0
Interest expense on debt	26.1	26.8	28.0	27.1
Debt extinguishment costs	—	—	21.7	—
Other operating expenses	211.4	209.4	216.7	228.6

Total benefits and expenses	870.5	883.1	916.7	913.8

Income from continuing operations before federal income taxes	218.9	193.6	154.3	189.2
Federal income tax expense (benefit)	59.7	50.1	(11.5)	34.5

Income from continuing operations	159.2	143.5	165.8	154.7
Discontinued operations, net of taxes	1.3	(2.3)	0.9	(24.4)

Net income	$160.5	$141.2	$166.7	$130.3

Earnings from continuing operations per common share:
Basic	$1.04	$0.94	$1.08	$1.01
Diluted	$1.04	$0.93	$1.08	$1.01
Earnings per common share:
Basic	$1.05	$0.92	$1.09	$0.85
Diluted	$1.05	$0.92	$1.08	$0.85

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenues:
Policy charges	$303.5	$303.9	$304.1	$311.1
Life insurance premiums	96.7	99.4	102.1	104.5
Net investment income	560.3	538.7	573.7	559.0
Net realized (losses) gains on investments, hedging instruments and hedged items	(13.9)	(31.8)	(2.3)	15.8
Other	61.6	70.2	65.9	82.0

Total revenues	1,008.2	980.4	1,043.5	1,072.4

Benefits and expenses:
Interest credited to policyholder account values	328.6	325.1	335.5	339.1
Other benefits and claims	134.6	137.6	140.3	136.1
Policyholder dividends on participating policies	22.2	26.2	25.0	28.0
Amortization of deferred policy acquisition costs	108.5	106.4	98.7	116.8
Amortization of value of business acquired	12.5	13.9	15.6	10.3
Interest expense on debt	25.5	25.7	25.5	25.7
Other operating expenses	211.3	210.6	217.3	228.5

Total benefits and expenses	843.2	845.5	857.9	884.5

Income from continuing operations before federal income taxes	165.0	134.9	185.6	187.9
Federal income tax expense	42.1	30.7	48.8	45.3

Income from continuing operations	122.9	104.2	136.8	142.6
Discontinued operations, net of taxes	0.1	—	(0.4)	(0.8)
Cummulative effect of adoption of accounting principles, net of taxes	(3.4)	—	—	—

Net income	$119.6	$104.2	$136.4	$141.8

Earnings from continuing operations per common share:
Basic	$0.81	$0.68	$0.90	$0.94
Diluted	$0.80	$0.68	$0.89	$0.93
Earnings per common share:
Basic	$0.79	$0.68	$0.90	$0.93
Diluted	$0.78	$0.68	$0.89	$0.93

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule I Consolidated Summary of Investments—Other Than Investments in Related Parties

As of December 31, 2005 (in millions)

Column A	Column B	Column C	Column D
Type of investment	Cost	Market value	Amount at which shown in the consolidated balance sheet
Fixed maturity securities available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. Government corporations	$197.1	$210.3	$210.3
Agencies not backed by the full faith and credit of the U.S. Government	882.3	936.8	936.8
Obligations of states and political subdivisions	314.5	313.0	313.0
Foreign governments	42.7	45.3	45.3
Public utilities	2,006.7	2,033.4	2,033.4
All other corporate	26,387.5	26,567.2	26,567.2

Total fixed maturity securities available-for-sale	29,830.8	30,106.0	30,106.0

Equity securities available-for-sale:
Common stocks:
Public utilities	11.3	14.4	14.4
Banks, trusts and insurance companies	22.3	26.9	26.9
Industrial, miscellaneous and all other	19.3	22.1	22.1
Nonredeemable preferred stocks	11.9	12.2	12.2

Total equity securities available-for-sale	64.8	75.6	75.6

Trading assets	32.7	34.4	34.4
Mortgage loans on real estate, net	9,176.2		9,148.6
Real estate, net:
Investment properties	86.3		66.4
Acquired in satisfaction of debt	25.5		24.1
Properties occupied by the entity	26.2		18.2

Total real estate, net	138.0		108.7

Policy loans	930.6		930.6
Other long-term investments	720.2		665.7
Short-term investments, including amounts managed by a related party	2,073.2		2,073.2

Total investments	$42,966.5		$43,142.8

[1]

Difference from Column B primarily is due to valuation allowances due to impairments on mortgage loans on real estate (see Note 7 to the audited consolidated financial statements), hedges and commitment hedges on mortgage loans on real estate.

[2]	Difference from Column B primarily results from adjustments for accumulated depreciation.
[3]	Difference from Column B primarily is due to operating gains and/or losses of investments in limited partnerships.
[4]	Amount shown does not agree to the audited consolidated balance sheet due to $26.2 million in unconsolidated related party investments.

See accompanying report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule II Condensed Financial Information of Registrant (in thousands)

	December 31,
Condensed Balance Sheets	2005	2004
Assets
Investments in subsidiaries	$5,772,914	$5,757,884
Short-term investments, including amounts managed by a related party	166,093	78,797
Trading assets	34,411	15,872
Long-term investments	3,093	9,279
Cash	1	1,577
Investment in surplus notes from a subsidiary	700,000	700,000
Intangible assets	3,611	3,928
Goodwill	102,908	106,608
Other assets	29,612	59,082

Total assets	$6,812,643	$6,733,027

Liabilities and Shareholders’ Equity
Long-term debt	$1,398,034	$1,404,364
Other liabilities	64,228	113,551

Total liabilities	1,462,262	1,517,915

Shareholders’ equity	5,350,381	5,215,112

Total liabilities and shareholders’ equity	$6,812,643	$6,733,027

	Years ended December 31,
Condensed Statements of Income	2005	2004	2003
Revenues:
Dividends received from subsidiaries	$255,000	$175,000	$160,500
Net investment income	58,475	56,333	49,248
Net realized gains (losses) on investments, hedging instruments and hedged items	1,478	(1,633)	(10,150)
Other income	2,144	92	526

Total revenues	317,097	229,792	200,124

Expenses:
Interest expense on long-term debt	95,083	96,723	95,264
Other operating expenses	23,423	3,771	4,589

Total expenses	118,506	100,494	99,853

Income before federal income tax benefit	198,591	129,298	100,271
Federal income tax benefit	(14,117)	(16,849)	(18,623)

Income from continuing operations before equity in undistributed net income of subsidiaries	212,708	146,147	118,894
Equity in undistributed net income of subsidiaries	383,607	358,162	279,765

Income from continuing operations	596,315	504,309	398,659
Discontinued operations, net of taxes	2,369	(2,250)	(811)

Net income	$598,684	$502,059	$397,848

See accompanying notes to condensed financial statements and report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule II Condensed Financial Information of Registrant, Continued

	Years ended December 31,
Condensed Statements of Cash Flows (in thousands)	2005	2004	2003
Cash flows from operating activities:
Net income	$598,684	$502,059	$397,848
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(383,607)	(358,162)	(279,765)
Amortization	2,198	4,031	6,659
Net realized (losses) gains on investments, hedging instruments and hedged items	(1,478)	1,633	10,150
Other, net	(29,222)	3,162	(16,011)

Net cash provided by operating activities	186,575	152,723	118,881

Cash flows from investing activities:
Cash paid to acquire companies and capital contributed to subsidiaries	(14,141)	(15,847)	(212,573)
Cash paid to acquire surplus note from subsidiary	—	—	(100,000)
Sale of subsidiary, net	59,237	—	—
Net (increase) decrease in short-term investments	(87,286)	(44,240)	76,322
Other, net	(17,063)	(5,785)	(5,525)

Net cash used in investing activities	(59,253)	(65,872)	(241,776)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	199,394	—	197,218
Principal payments on long-term debt	(206,186)	—	—
Common shares repurchased under announced program	(49,014)	—	—
Cash dividends paid	(114,777)	(101,947)	(78,898)
Other, net	41,685	16,643	4,605

Net cash (used in) provided by financing activities	(128,898)	(85,304)	122,925

Net (decrease) increase in cash	(1,576)	1,547	30
Cash, beginning of year	1,577	30	—

Cash, end of year	$1	$1,577	$30

See accompanying notes to condensed financial statements and report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule II Condensed Financial Information of Registrant, Continued

Notes to Condensed Financial Statements

(1) Organization and Presentation

NFS is the holding company for NLIC and other companies that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies, including NFN.

(2) Long-term Debt and Guarantees

The following table summarizes long-term debt as of December 31:

(in thousands)	2005	2004
$300.0 million principal, 8.00% senior notes, due March 1, 2027	$298,533	$298,508
$300.0 million principal, 6.25% senior notes, due November 15, 2011	299,057	298,928
$300.0 million principal, 5.90% senior notes, due July 1, 2012	298,834	298,610
$200.0 million principal, 5.625% senior notes, due February 13, 2015	199,111	199,039
$200.0 million principal, 5.10% senior notes, due October 1, 2015	199,406	—
$100.0 million principal, 7.899% junior subordinated debentures issued to a related party, due March 1, 2037	103,093	103,093
$200.0 million principal, 7.10% junior subordinated debentures issued to a related party, due October 31, 2028	—	206,186

Total long-term debt	$1,398,034	$1,404,364

See Note 13 to the audited consolidated financial statements of the Company included earlier in this report for a complete description of the components of long-term debt and for disclosure of distributions classified as interest expense.

(3) Related Party Transactions

On December 23, 2003, NFS purchased a 6.75%, $100.0 million surplus note from NLIC, maturing on December 23, 2033. NFS is scheduled to receive payments on July 15 and January 15 of each year commencing July 15, 2004.

NLIC made interest payments to NFS on surplus notes totaling $53.7 million in 2005, $50.7 million in 2004 and $47.1 million in 2003. Payments of interest and principal under the notes require the prior approval of the ODI.

See Note 19 to the audited consolidated financial statements of the Company included earlier in this report for a description of other related party transactions.

See accompanying report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule III Supplementary Insurance Information

As of December 31, 2005, 2004 and 2003 and for each of the years then ended (in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Year: Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue
2005: Individual Investments	$1,997.7	$15,815.0			$102.9
Retirement Plans	294.8	11,264.6			—
Individual Protection	1,410.9	8,049.0			297.0
Corporate and Other	(18.0)	4,619.5			—

Total	$3,685.4	$39,748.1			$399.9

2004: Individual Investments	$2,080.6	$17,164.2			$90.8
Retirement Plans	305.0	10,579.5			—
Individual Protection	1,312.6	7,985.6			311.9
Corporate and Other	(137.1)	5,347.9			—

Total	$3,561.1	$41,077.2			$402.7

2003: Individual Investments	$2,052.1	$16,739.3			$93.4
Retirement Plans	303.4	9,991.2			—
Individual Protection	1,222.9	7,686.0			332.8
Corporate and Other	(248.5)	5,632.8			—

Total	$3,329.9	$40,049.3			$426.2

Column A	Column G	Column H	Column I	Column J	Column K
Year: Segment	Net investment income[2]	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Premiums written
2005: Individual Investments	$869.9	$744.5	$329.3	$196.5
Retirement Plans	661.4	455.0	47.4	380.3
Individual Protection	475.1	717.5	102.7	235.5
Corporate and Other	337.5	146.1	0.8	53.8

Total	$2,343.9	$2,063.1	$480.2	$866.1

2004: Individual Investments	$872.8	$745.3	$276.1	$214.1
Retirement Plans	647.6	446.1	39.9	338.6
Individual Protection	467.9	700.2	114.4	252.7
Corporate and Other	243.4	86.7	—	62.3

Total	$2,231.7	$1,978.3	$430.4	$867.7

2003: Individual Investments	$860.4	$798.0	$228.3	$177.3
Retirement Plans	662.9	458.9	45.7	297.9
Individual Protection	462.6	720.2	120.6	254.3
Corporate and Other	212.1	77.9	—	49.6

Total	$2,198.0	$2,055.0	$394.6	$779.1

[1]	Unearned premiums and other policy claims and benefits payable are included in Column C amounts.
[2]

Allocations of net investment income and certain operating expenses are based on numerous assumptions and estimates, and reported segment operating results would change if different methods were applied.

See accompanying report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule IV Reinsurance

As of December 31, 2005, 2004 and 2003 and for each of the years then ended (dollars in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2005
Life insurance in force	$183,565.1	$64,811.0	$7,558.1	$126,312.2	6.0%

Premiums:
Life insurance[1]	$468.5	$69.6	$1.0	$399.9	0.2%
Accident and health insurance	418.5	446.6	29.9	1.8	NM

Total	$887.0	$516.2	$30.9	$401.7	7.7%

2004
Life insurance in force	$172,064.4	$65,390.3	$2,226.6	$108,900.7	2.0%

Premiums:
Life insurance[1]	$454.4	$52.6	$0.6	$402.5	0.1%
Accident and health insurance	316.0	346.5	32.4	1.9	NM

Total	$770.4	$399.1	$33.0	$404.4	8.2%

2003
Life insurance in force	$170,607.5	$61,450.5	$295.7	$109,452.7	0.3%

Premiums:
Life insurance[1]	$463.8	$38.1	$0.7	$426.4	0.2%
Accident and health insurance	295.5	296.7	3.4	2.2	154.5%

Total	$759.3	$334.8	$4.1	$428.6	1.0%

[1]	Primarily represents premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.

See accompanying report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule V Valuation and Qualifying Accounts

Years ended December 31, 2005, 2004 and 2003 (in millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions[1]	Balance at end of period
2005
Valuation allowances—mortgage loans on real estate	$36.9	$2.5	$—	$4.3	$35.1

2004
Valuation allowances—mortgage loans on real estate	$32.4	$7.8	$—	$3.3	$36.9

2003
Valuation allowances—mortgage loans on real estate	$51.0	$(14.7)[2]	$—	$3.9	$32.4

[1]	Amounts represent transfers to real estate owned and recoveries.
[2]	Amount includes a $16.5 million reduction of the allowance due to revision of the calculation methodology.

See accompanying report of independent registered public accounting firm.