Form 10-Q
period 2006-03-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2006-05-05
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Yes  ☐    No  ☒

As of April 28, 2006, the registrant had 53,489,872 shares outstanding of its Class A common stock (par value $0.01 per share) and 95,633,767 shares outstanding of its Class B common stock (par value $0.01 per share).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

1

PART I – FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three months ended March 31,
	2006	2005
Revenues:
Policy charges	$321.0	$309.1
Life insurance premiums	107.8	95.9
Net investment income	577.3	576.1
Net realized (losses) gains on investments, hedging instruments and hedged items	(6.8)	27.5
Other	92.3	80.7

Total revenues	1,091.6	1,089.3

Benefits and expenses:
Interest credited to policyholder account values	342.1	334.5
Other benefits and claims	156.1	136.2
Policyholder dividends on participating policies	20.2	26.9
Amortization of deferred policy acquisition costs	120.6	123.4
Amortization of value of business acquired	11.6	12.0
Interest expense on debt	26.1	26.1
Other operating expenses	231.4	211.4

Total benefits and expenses	908.1	870.5

Income from continuing operations before federal income tax expense	183.5	218.8
Federal income tax expense	41.2	59.6

Income from continuing operations	142.3	159.2
Discontinued operations, net of taxes	—	1.3

Net income	$142.3	$160.5

Earnings from continuing operations per common share:
Basic	$0.93	$1.04
Diluted	$0.93	$1.04

Earnings per common share:
Basic	$0.93	$1.05
Diluted	$0.93	$1.05

Weighted average common shares outstanding:
Basic	152.3	152.7
Diluted	152.9	153.5

Cash dividends declared per common share	$0.23	$0.19

See accompanying notes to condensed consolidated financial statements,

including Note 10 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $28,832.1 in 2006; $29,830.8 in 2005)	$28,645.0	$30,106.0
Equity securities (cost $63.1 in 2006; $64.8 in 2005)	76.5	75.6
Trading assets, at fair value	27.8	34.4
Mortgage loans on real estate, net	9,048.3	9,148.6
Real estate, net	108.6	108.7
Policy loans	933.9	930.6
Other long-term investments	688.9	691.9
Short-term investments, including amounts managed by a related party	2,830.5	2,073.2

Total investments	42,359.5	43,169.0
Cash	23.9	16.4
Accrued investment income	398.9	396.3
Deferred policy acquisition costs	3,794.7	3,685.4
Value of business acquired	443.3	449.7
Other intangible assets	45.4	45.6
Goodwill	359.0	364.5
Other assets	2,200.3	2,069.2
Assets held in separate accounts	66,933.7	65,963.8

Total assets	$116,558.7	$116,159.9

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$39,519.4	$39,748.1
Short-term debt	147.4	252.3
Long-term debt	1,398.3	1,398.0
Other liabilities	3,433.7	3,447.3
Liabilities related to separate accounts	66,933.7	65,963.8

Total liabilities	111,432.5	110,809.5

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized - 50.0 shares; issued and outstanding - none	—	—
Class A common stock, $0.01 par value; authorized - 750.0 shares; issued - 68.3 and 67.5 shares in 2006 and 2005, respectively; outstanding - 53.4 and 56.9 shares in 2006 and 2005, respectively	0.7	0.7
Class B common stock, $0.01 par value; authorized - 750.0 shares; issued and outstanding - 95.6 shares shares in 2006 and 2005	1.0	1.0
Additional paid-in capital	1,702.5	1,670.8
Retained earnings	3,991.1	3,883.1
Accumulated other comprehensive (loss) income	(77.9)	100.7
Treasury stock	(489.5)	(304.2)
Other, net	(1.7)	(1.7)

Total shareholders’ equity	5,126.2	5,350.4

Total liabilities and shareholders’ equity	$116,558.7	$116,159.9

See accompanying notes to condensed consolidated financial statements,

including Note 10 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2006 and 2005

(Unaudited)

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Other, net	Total shareholders’ equity
Balance as of December 31, 2004	$0.7	$1.0	$1,634.6	$3,400.0	$432.2	$(251.4)	$(2.0)	$5,215.1

Comprehensive loss:
Net income	—	—	—	160.5	—	—	—	160.5
Other comprehensive loss on securities available-for-sale	—	—	—	—	(213.5)	—	—	(213.5)
Other comprehensive income on cash flow hedges	—	—	—	—	3.9	—	—	3.9

Total comprehensive loss								(49.1)

Cash dividends declared	—	—		(29.1)	—	—	—	(29.1)
Stock options exercised	—	—	12.8		—	—	—	12.8
Other, net	—	—	0.4	(2.9)	—	—	0.1	(2.4)

Balance as of March 31, 2005	$0.7	$1.0	$1,647.8	$3,528.5	$222.6	$(251.4)	$(1.9)	$5,147.3

Balance as of December 31, 2005	$0.7	$1.0	$1,670.8	$3,883.1	$100.7	$(304.2)	$(1.7)	$5,350.4

Comprehensive loss:
Net income	—	—	—	142.3	—	—	—	142.3
Other comprehensive loss on securities available-for-sale	—	—	—	—	(187.1)	—	—	(187.1)
Other comprehensive income on cash flow hedges	—	—	—	—	8.5	—	—	8.5

Total comprehensive loss								(36.3)

Cash dividends declared	—	—	—	(34.3)	—	—	—	(34.3)
Common shares repurchased under announced program	—	—	—	—	—	(185.3)	—	(185.3)
Stock options exercised	—	—	29.5	—	—	—	—	29.5
Other, net	—	—	2.2	—	—	—	—	2.2

Balance as of March 31, 2006	$0.7	$1.0	$1,702.5	$3,991.1	$(77.9)	$(489.5)	$(1.7)	$5,126.2

See accompanying notes to condensed consolidated financial statements,

including Note 10 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$142.3	$160.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments, hedging instruments and hedged items	6.8	(27.5)
Interest credited to policyholder account values	342.1	334.5
Capitalization of deferred policy acquisition costs	(135.1)	(128.9)
Amortization of deferred policy acquisition costs	120.6	123.4
Amortization and depreciation	32.5	33.7
(Increase) decrease in other assets	(182.3)	119.1
Increase (decrease) in policy and other liabilities	188.9	(58.2)
Other, net	8.1	3.3

Net cash provided by operating activities	523.9	559.9

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	1,260.9	2,121.4
Proceeds from sale of securities available-for-sale	1,019.4	929.1
Proceeds from repayments of mortgage loans on real estate	671.2	430.2
Proceeds from repayments of policy loans, sale of real estate and sale of other invested assets	15.1	111.0
Cost of securities available-for-sale acquired	(1,344.4)	(3,143.2)
Cost of mortgage loans on real estate originated or acquired	(593.0)	(284.6)
Net increase in short-term investments	(741.7)	(115.5)
Collateral (paid) received - securities lending, net	(128.9)	129.5
Acquisition of subsidiary, net of cash acquired	—	(18.0)
Other, net	(4.2)	4.2

Net cash provided by investing activities	154.4	164.1

Cash flows from financing activities:
Net decrease in short-term debt	(104.9)	(47.9)
Cash dividends paid	(29.0)	(27.5)
Investment and universal life insurance product deposits	705.6	680.1
Investment and universal life insurance product withdrawals	(1,209.1)	(1,353.1)
Common shares repurchased under announced program	(63.1)	—
Other, net	29.7	10.3

Net cash used in financing activities	(670.8)	(738.1)

Net increase (decrease) in cash	7.5	(14.1)
Cash, beginning of period	16.4	52.4

Cash, end of period	$23.9	$38.3

See accompanying notes to condensed consolidated financial statements,

including Note 10 which describes related party transactions.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2006 and 2005

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries (NFS, or collectively, the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2005 included in the Company’s 2005 Annual Report on Form 10-K.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates.

Certain items in the condensed consolidated financial statements and related notes have been reclassified to conform to the current presentation.

(2)	Summary of Significant Accounting Policies

A complete summary of the Company’s significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K. During the quarter ended March 31, 2006, there have been no material changes to these policies.

(3)	Recently Issued Accounting Standards

On March 17, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets (SFAS 156). SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. The Company plans to adopt SFAS 156 effective January 1, 2007. SFAS 156 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS 140. SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. In summary, SFAS 155: (1) permits an entity to make an irrevocable election to measure any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation at fair value in its entirety; (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company elected to early adopt SFAS 155 as of January 1, 2006. There has been no impact on the Company’s financial position and/or results of operations as a result of this adoption.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, issued by the FASB. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs as a result of the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a new feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. Initial application of SOP 05-1 is required as of the beginning of an entity’s fiscal year. The Company will adopt SOP 05-1 effective January 1, 2007. Although the Company is currently unable to quantify the impact of adoption, SOP 05-1 could have a material impact on the Company’s financial position and/or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier adoption permitted. The Company adopted SFAS 154 effective January 1, 2006. SFAS 154 has not had any impact on the Company’s financial position or results of operations since adoption.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires companies to expense at fair value all costs resulting from share-based payment transactions, except for equity instruments held by employee share ownership plans. SFAS 123R also amended SFAS No. 95, Statement of Cash Flows, to require excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. On March 29, 2005, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which summarizes the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views on the valuation of share-based payment for public companies. The Company considered this guidance in its adoption of SFAS 123R. SFAS 123R as issued by the FASB was to be effective for the Company as of the beginning of the first reporting period that began after June 15, 2005. However, on April 14, 2005, the SEC adopted a rule that amended the effective date of SFAS 123R. The SEC’s new rule allowed companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, beginning after June 15, 2005. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method. The Company recorded share-based payment expense of $2.2 million ($1.4 million net of taxes) in the first quarter of 2006 due to the adoption of SFAS 123R. See Note 4 for a complete discussion of the Company’s share-based payments.

On November 10, 2005, the FASB issued FASB Staff Position (FSP) FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (FSP FAS 123R-3). This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. An entity can elect to follow the transition guidance for the additional paid-in capital pool in SFAS 123R or the alternative transition method described in this FSP. An entity that adopts SFAS 123R using either modified retrospective or modified prospective application may make a one-time election to adopt the transition method described in this FSP. The Company elected to use the alternative transition method effective January 1, 2006. The Company’s adoption of FSP FAS 123R-3 did not have a material impact on the Company’s financial position or results of operations.

On October 18, 2005, the FASB issued FSP FAS 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R (FSP FAS 123R-2). This FSP is a practical accommodation in determining the grant date of an award subject to SFAS 123R, assuming all other criteria in the grant date definition have been met. According to this FSP, a mutual understanding of the key terms and conditions of an award to an individual employee will be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements (that is, by the Board or management with the relevant authority) if certain conditions are met. The adoption of FSP FAS 123R-2 effective January 1, 2006 has not had a material impact on the Company’s financial position or results of operations.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

(4)	Share-Based Payments

Effective January 1, 2006, the Company adopted SFAS 123R and began expensing at fair value the costs resulting from share-based payment transactions. The Company recorded share-based payment expense of $2.2 million ($1.4 million net of taxes, or $0.01 per basic and diluted common share) for the quarter ended March 31, 2006.

Prior to 2006, the Company elected to follow APB 25 and related interpretations in accounting for stock options granted to employees as permitted by SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under APB 25, no share-based payment expense was recognized in the financial statements by the Company because the stock option awards qualified as fixed awards and the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant. If the Company had recorded share-based payment cost for employee stock options using the fair value accounting method, as permitted by SFAS 123, the Company would have recorded share-based payment expense of $3.4 million ($2.2 million net of taxes, or $0.01 per basic common share and $0.02 per diluted common share) for the quarter ended March 31, 2005.

The Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) covers selected employees, directors and agents of the Company and certain of its affiliates. The LTEP provides for the grant of any or all of the following types of stock-based compensation awards: (1) stock options for shares of Class A common stock; (2) restricted stock; (3) stock-based Nationwide value added (NVA) awards; (4) stock appreciation rights (SARs), either in tandem with stock options or freestanding; and (5) performance shares and performance units. The LTEP provides that it will remain in effect subject to the right of the Company’s Board of Directors to terminate it sooner, until all shares subject to the LTEP have been delivered under awards. However, in no event may any LTEP award of incentive stock options be granted on or after February 27, 2012. The number of shares of Class A common stock that may be issued under the LTEP, or as to which SARs or other awards may be granted, currently may not exceed 20.1 million. Shares issued upon option exercise are new shares not issued from treasury.

Substantially all stock options (1) are non-qualified; (2) are granted with an exercise price at least equal to the fair value of shares on the grant date; (3) have a ten-year term; and (4) vest and become exercisable at the rate of one-third on each annual anniversary date of a three-year period of continued employment or upon retirement. In addition, all vested stock options are exercisable. Restricted stock awards are issued with a specific period of restriction varying by award as determined by the Compensation Committee of the Company’s Board of Directors (Compensation Committee). As of March 31, 2006, there were no outstanding NVA awards, SARs, performance shares or performance units payable in shares of Class A common stock.

The following tables summarize the Company’s stock option activity and related information for the three months ended March 31, 2006:

	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	7,634,265	$35.80
Granted	—	—
Exercised	(806,386)	31.81
Cancelled	(50,521)	39.78

Outstanding, end of period	6,777,358	36.25

Vested and exercisable, end of period	5,794,032	$36.10

As of March 31, 2006, vested and exercisable stock options had an aggregate intrinsic value of approximately $40.1 million with a weighted average remaining contractual term of approximately 5.4 years. Stock options exercised during the three months ended March 31, 2006 had an aggregate intrinsic value of approximately $9.6 million.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

The following table summarizes information about nonvested employee stock options for the three months ended March 31, 2006:

	Options on Class A common stock	Weighted average grant date fair value
Nonvested, beginning of period	2,284,011	$9.92
Granted	—	—
Vested	(1,250,164)	9.17
Cancelled	(50,521)	10.99

Nonvested, end of period	983,326	10.82

As of March 31, 2006, the total compensation cost related to nonvested stock options not yet recognized was approximately $5.4 million. The weighted average period over which this cost is expected to be recognized is approximately 1.3 years.

The fair values of stock options are estimated on the dates of grant using a Black-Scholes option-pricing model. In accordance with FSP FAS 123R-2, the total of approximately 750,000 stock options awarded by the Compensation Committee in February and March 2006 are not considered granted for accounting purposes until April 2006 when the awards were communicated to recipients. Accordingly, these awards are not included in the above tables, their fair values will not be estimated until the April 2006 effective grant date, and the related expense will not be recognized in the financial statements until the second quarter of 2006.

The following table summarizes the weighted average fair value of options granted and the weighted average assumptions used to determine the fair value of options granted during the three months ended March 31, 2005:

Weighted average fair value of options granted	$11.02
Dividend yield	2.06%
Expected volatility	32.81%
Risk-free interest rate	3.77%
Expected life (years)	5.5

The dividend yield and expected volatility were estimated primarily using a weighted average of the Company’s historical actual experience. The risk-free interest rate was estimated based on a U.S. Treasury Bond yield with a remaining term approximating that of the expected option life. The expected option life was estimated primarily using a weighted average of the Company’s actual experience assuming that outstanding options were exercised at the midpoint of the remaining term.

(5)	Goodwill

The following table summarizes changes in the carrying value of goodwill by segment for the periods indicated:

(in millions)	Retirement Plans	Individual Protection	Corporate and Other	Total
Balance as of December 31, 2004	$64.1	$307.4	$10.8	$382.3
Acquisition	18.1	—	—	18.1
Disposal/impairment	—	(25.1)	(10.8)	(35.9)

Balance as of December 31, 2005	82.2	282.3	—	364.5
Impairment	—	(5.5)	—	(5.5)

Balance as of March 31, 2006	$82.2	$276.8	$—	$359.0

The 2005 acquisition of goodwill reflects the Company’s acquisition of Registered Investment Advisors Services, Inc. dba RIA Services, Inc. (RIA) effective February 28, 2005. The other 2005 activity relates to discontinued operations.

The 2006 goodwill impairment represents a write-down to fair value of the portion of NFS’ investment in TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial) that was contributed to a joint venture between TBG Financial and Mullin Consulting, Inc. during the first quarter of 2006.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

(6)	Shareholders’ Equity

On August 3, 2005, the Company’s Board of Directors approved a stock repurchase program (the Program). The Program authorizes the Company to repurchase up to an aggregate of $300.0 million in value of shares of its common stock in the open market, in block trades or otherwise, and through privately negotiated transactions. Such repurchases are to be made in compliance with all applicable laws and regulations, including SEC rules. The Program may be superseded or discontinued at any time.

During the quarter ended March 31, 2006, the Company repurchased 4,301,578 shares of its Class A common stock for an aggregate of $185.3 million at an average price per share of $43.07. Included in the total shares repurchased were 2,790,698 shares repurchased under an accelerated share repurchase agreement (ASR) for $120.0 million at an average price per share of $43.00. The cost of the ASR was accrued at March 31, 2006 and paid in April 2006. Since the Program’s inception, the Company has repurchased a total of 5,540,728 shares of its Class A common stock for an aggregate of $236.6 million at an average price per share of $42.71. These shares are classified as treasury stock in the condensed consolidated balance sheets.

The Company entered into the ASR with UBS AG, London Branch (UBS) during the quarter ended March 31, 2006. Under the ASR, the Company repurchased shares immediately from UBS. Simultaneously, the Company entered into a six-month forward contract with UBS indexed to the number of shares repurchased. Under the terms of the forward contract, the Company will be required to pay, or will be entitled to receive, a per share price adjustment based on the difference between the weighted average price during the duration of the ASR and the initial purchase price. If obligated to pay UBS, the Company can elect to make payment in cash or in shares of its Class A common stock. Unless terminated earlier by UBS, the ASR will terminate during the quarter ended September 30, 2006, at which time the Company will settle the forward contract in full.

The Company’s management will determine the timing and amount of any additional repurchases based upon its evaluation of market conditions, share price and other factors. The Company anticipates that it will continue to fund the Program using cash flows from operating activities.

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

The following table presents information relating to the Company’s calculations of basic and diluted earnings per share (EPS) for the periods indicated:

	Three months ended March 31,
	2006			2005
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Income from continuing operations	$142.3	$0.93	$0.93	$159.2	$1.04	$1.04
Discontinued operations, net of taxes	—	—	—	1.3	0.01	0.01

Net income	$142.3	$0.93	$0.93	$160.5	$1.05	$1.05

Weighted average common shares outstanding - basic	152.3			152.7
Dilutive effect of stock options	0.6			0.8

Weighted average common shares outstanding - diluted	152.9			153.5

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

(8)	Comprehensive Loss

The Company’s comprehensive loss for the periods presented includes net income and certain items that are reported directly within separate components of shareholders’ equity that are not recorded in net income (other comprehensive income or loss). The following table summarizes the Company’s other comprehensive loss, before and after federal income tax benefit, for the periods indicated:

	Three months ended March 31,
(in millions)	2006	2005
Net unrealized losses on securities available-for-sale arising during the period:
Net unrealized losses before adjustments	$(465.8)	$(474.2)
Net adjustment to deferred policy acquisition costs	94.9	139.0
Net adjustment to value of business acquired	4.6	8.0
Net adjustment to future policy benefits and claims	44.0	4.6
Net adjustment to policyholder dividend obligation	28.3	21.4
Related federal income tax benefit	102.9	105.4

Net unrealized losses	(191.1)	(195.8)

Reclassification adjustment for net realized gains on securities available-for-sale realized during the period:
Net unrealized gains (losses)	6.1	(27.3)
Related federal income tax (expense) benefit	(2.1)	9.6

Net reclassification adjustment	4.0	(17.7)

Other comprehensive loss on securities available-for-sale	(187.1)	(213.5)

Accumulated net holding gains on cash flow hedges:
Unrealized holding gains	13.1	6.0
Related federal income tax expense	(4.6)	(2.1)

Other comprehensive income on cash flow hedges	8.5	3.9

Total other comprehensive loss	$(178.6)	$(209.6)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three month periods ended March 31, 2006 and 2005.

(9)	Pension Plans

The Company, excluding NFN, and certain affiliated companies participate in a defined benefit pension plan sponsored by Nationwide Mutual Insurance Company (NMIC). The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work benefits the Company. NFN also has separate qualified defined benefit pension plans.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

The following table summarizes the components of net periodic benefit cost for the NMIC pension plan as a whole, including amounts not related to the Company, for the periods indicated:

	Three months ended March 31,
(in millions)	2006	2005
Service cost	$40.0	$34.0
Interest cost	36.8	34.2
Expected return on plan assets	(52.0)	(42.5)
Recognized net actuarial loss	1.7	1.7
Amortization of prior service cost	4.7	1.1
Amortization of unrecognized transition asset	—	(0.3)

Net periodic benefit cost	$31.2	$28.2

NMIC and all participating employers, including the Company, expect to contribute $120.0 million to the pension plan during 2006. Through March 31, 2006, $30.0 million had been contributed, all by NMIC. Additional contributions to the plan totaling $90.0 million are anticipated for the remainder of the year, including $16.2 million by the Company. Tax planning strategies influence the timing of plan contributions.

(10)	Related Party Transactions

The Company has entered into significant, recurring transactions and agreements with NMIC, other affiliates and subsidiaries as a part of its ongoing operations. These include annuity and life insurance contracts, office space leases, and agreements related to reinsurance, cost sharing, administrative services, marketing, intercompany loans, intercompany repurchases, cash management services and software licensing. These transactions and agreements are described more fully in Note 19 to the audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K. During the quarter ended March 31, 2006, there have been no material changes to the nature and terms of these transactions and agreements.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

The financial services industry, including mutual fund, variable annuity, life insurance and distribution companies, has also been the subject of increasing scrutiny by regulators, legislators and the media over the past few years. Numerous regulatory agencies, including the SEC, the National Association of Securities Dealers and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. The Company has been contacted by or received subpoenas from the SEC and the New York State Attorney General, who are investigating market timing in certain mutual funds offered in insurance products sponsored by the Company. The Company has cooperated with these investigations. Information requests from the New York State Attorney General and the SEC with respect to investigations into late trading and market timing were last responded to by the Company and its affiliates in December 2003 and June 2005, respectively, and no further information requests have been received with respect to these matters.

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation and revenue sharing arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance agreements, and funding agreements issued to back medium-term note (MTN) programs. Related investigations and proceedings may be commenced in the future. The Company and/or its affiliates have been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to these investigations into compensation, revenue sharing and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, the use of side agreements and finite reinsurance agreements, and funding agreements backing the MTN program of Nationwide Life Insurance Company (NLIC). The Company is cooperating with regulators in connection with these inquiries and will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass NMIC’s operations.

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

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum annual premium and attorneys’ fees. On February 2, 2006, the court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The court certified a class consisting of all residents of the United States and the Virgin Islands who, during the class period (from February 10, 1990 through February 2, 2006), paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the class period that provide for guaranteed maximum premiums, excluding certain specified products and policy forms. NLIC intends to defend this lawsuit vigorously.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

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

On October 31, 2003, NLIC and Nationwide Life and Annuity Insurance Company (NLAIC) were named in a lawsuit seeking class action status filed in the United States District Court for the District of Arizona entitled Robert Helman et al v. Nationwide Life Insurance Company et al. The suit challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, the plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or NLAIC which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. NLIC and NLAIC filed a motion to dismiss the complaint on May 24, 2004. On July 27, 2004, the court granted the motion to dismiss. The plaintiff has appealed that dismissal to the United States Court of Appeals for the Ninth Circuit. Oral argument is scheduled for May 15, 2006. NLIC and NLAIC intend to defend this lawsuit vigorously.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

On August 15, 2001, the Company was named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. The plaintiffs first amended their complaint on September 5, 2001 to include class action allegations and have subsequently amended their complaint four times. As amended, in the current complaint, filed March 21, 2006, the plaintiffs seek to represent a class of qualified retirement plans under the Employee Retirement Income Security Act of 1974, as amended (ERISA), that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that the Company breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by the Company, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On December 13, 2001, the plaintiffs filed a motion for class certification. The plaintiffs filed a supplement to that motion on September 19, 2003. The Company opposed that motion on December 24, 2003. On July 6, 2004, the Company filed a Revised Memorandum in Support of Summary Judgment. The Company’s motion for summary judgment was denied with respect to all claims on February 24, 2006. On March 7, 2006, the plaintiffs’ motion for class certification was denied without prejudice. On April 20, 2006, the Company filed a motion to dismiss the plaintiff’s fifth amended complaint. The Company intends to defend this lawsuit vigorously.

On October 9, 2003, Nationwide Life Insurance Company of America (NLICA) was named as one of twenty-six defendants in a lawsuit filed in the United States District Court for the Middle District of Pennsylvania entitled Steven L. Flood, Luzerne County Controller and the Luzerne County Retirement Board on behalf of the Luzerne County Employee Retirement System v. Thomas A. Makowski, Esq., et al. NLICA is a defendant as successor in interest to Provident Mutual Life Insurance Company, which is alleged to have entered into four agreements to manage assets and investments of the Luzerne County Employee Retirement System (the Plan). In their complaint, the plaintiffs allege that NLICA aided and abetted certain other defendants in breaching their fiduciary duties to the Plan. The plaintiffs also allege that NLICA violated the Federal Racketeer Influenced and Corrupt Organizations Act (RICO) by engaging in and conspiring to engage in an improper scheme to mismanage funds in order to collect excessive fees and commissions and that NLICA was unjustly enriched by the allegedly excessive fees and commissions. The complaint seeks treble compensatory damages, punitive damages, a full accounting, imposition of a constructive trust on all funds paid by the Plan to all defendants, pre- and post-judgment interest, and costs and disbursements, including attorneys’ fees. The plaintiffs seek to have each defendant judged jointly and severally liable for all damages. NLICA, along with virtually every other defendant, has filed a motion to dismiss the complaint for failure to state a claim. On August 24, 2004, the Court issued an order dismissing the count alleging aiding and abetting a breach of fiduciary duty and one of the RICO counts. The Court did not dismiss three of the RICO counts and a count alleging unjust enrichment. On September 30, 2004, NLICA filed its answer, and discovery commenced and is continuing. NLICA intends to defend this lawsuit vigorously.

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

A significant component of the tax reserve is related to the separate account dividends received deduction (DRD). The Company has not reached any final agreements with the IRS with respect to the DRD, but resolution is expected in 2006. However, there can be no assurance that any such agreements will be reached. Resolution of the separate account DRD and/or other identified issues, if and when reached, could result in a potentially significant adjustment to the Company’s future results of operations.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

(12)	Guarantees

Since 2001, the Company has sold $626.1 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of March 31, 2006, the Company held guarantee reserves totaling $6.3 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.54 billion. The Company does not anticipate making any payments related to these guarantees.

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

As of March 31, 2006 and December 31, 2005, the Company had relationships with 19 variable interest entities (VIEs) in which the Company was the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured product transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Tax Credit Funds to third party investors where the Company provides guaranteed returns (see Note 12). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying condensed consolidated financial statements.

The net assets of these VIEs totaled $445.3 million and $440.6 million as of March 31, 2006 and December 31, 2005, respectively. The following table summarizes the components of net assets as of the dates indicated:

(in millions)	March 31, 2006	December 31, 2005
Mortgage loans on real estate	$9.9	$31.5
Other long-term investments	471.9	478.6
Short-term investments	41.6	42.3
Other assets	40.7	41.3
Short-term debt	(10.6)	(32.6)
Other liabilities	(108.2)	(120.5)

The Company’s total loss exposure from VIEs for which the Company is the primary beneficiary was immaterial as of March 31, 2006 and December 31, 2005 (except for the impact of guarantees disclosed in Note 12). For the mortgage loan VIE, to which the short-term debt relates, the creditors have no recourse against the Company in the event of default by the VIE.

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in a number of Tax Credit Funds for which the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 10 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but for which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $68.0 million and $67.0 million as of March 31, 2006 and December 31, 2005, respectively.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

(14)	Segment Information

Management views the Company’s business primarily based on its underlying products and uses this basis to define its four reportable segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes and discontinued operations to exclude: (1) net realized gains and losses on investments, hedging instruments and hedged items, except for operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes); (2) net realized gains and losses related to securitizations; and (3) the adjustment to amortization of deferred policy acquisition costs (DAC) related to net realized gains and losses.

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

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector includes Internal Revenue Code (IRC) Section 401 and Section 403 business generated through fixed and variable group annuities, Nationwide Trust Company, FSB, The 401(k) Company and RIA. The public sector includes IRC Section 457 and Section 401(a) business in the form of fixed and variable group annuities and administration-only business.

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

Corporate and Other

The Corporate and Other segment includes the structured products business; the MTN program; net investment income not allocated to product segments; periodic net coupon settlements on non-qualifying derivatives; trading portfolio realized gains and losses; trading portfolio valuation changes; unallocated expenses; interest expense on debt; revenues and expenses of the Company’s non-insurance subsidiaries not reported in other segments; and net realized gains and losses related to securitizations.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended March 31, 2006
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$143.8	$38.1	$139.1	$—	$321.0
Life insurance premiums	31.9	—	75.9	—	107.8
Net investment income	206.4	164.2	116.2	90.5	577.3
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(8.1)	(8.1)
Other	0.5	76.3	7.2	9.6	93.6

Total revenues	382.6	278.6	338.4	92.0	1,091.6

Benefits and expenses:
Interest credited to policyholder account values	137.7	113.2	45.6	45.6	342.1
Other benefits and claims	41.0	—	115.1	—	156.1
Policyholder dividends on participating policies	—	—	20.2	—	20.2
Amortization of DAC	97.6	10.1	18.0	(5.1)	120.6
Amortization of value of business acquired	2.3	1.1	8.1	0.1	11.6
Interest expense on debt	—	—	0.2	25.9	26.1
Other operating expenses	47.6	100.6	66.3	16.9	231.4

Total benefits and expenses	326.2	225.0	273.5	83.4	908.1

Income from continuing operations before federal income tax expense	56.4	53.6	64.9	8.6	$183.5

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	8.1
Adjustment to amortization of DAC related to net realized losses	—	—	—	(5.1)

Pre-tax operating earnings	$56.4	$53.6	$64.9	$11.6

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2006 and 2005

	Three months ended March 31, 2005
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$132.5	$39.7	$136.9	$—	$309.1
Life insurance premiums	22.1	—	73.8	—	95.9
Net investment income	216.8	166.3	119.1	73.9	576.1
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	27.3	27.3
Other	0.4	57.7	8.8	14.0	80.9

Total revenues	371.8	263.7	338.6	115.2	1,089.3

Benefits and expenses:
Interest credited to policyholder account values	146.6	111.8	45.6	30.5	334.5
Other benefits and claims	33.8	—	102.4	—	136.2
Policyholder dividends on participating policies	—	—	26.9	—	26.9
Amortization of DAC	82.6	12.3	26.9	1.6	123.4
Amortization of value of business acquired	1.6	0.7	9.7	—	12.0
Interest expense on debt	—	—	—	26.1	26.1
Other operating expenses	45.9	91.8	55.3	18.4	211.4

Total benefits and expenses	310.5	216.6	266.8	76.6	870.5

Income from continuing operations before federal income tax expense	61.3	47.1	71.8	38.6	$218.8

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(27.3)
Adjustment to the amortization of DAC related to net realized gains	—	—	—	1.6

Pre-tax operating earnings	$61.3	$47.1	$71.8	$12.9

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

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

(i)

change in Nationwide Corporation’s control of the Company through its beneficial ownership of 94.7% of the combined voting power of all the outstanding common stock and 64.2% of the economic interest in the Company;

(ii)

NFS’ primary reliance, as a holding company, on dividends from its subsidiaries to meet debt service obligations and the applicable regulatory restrictions on the ability of NFS’ subsidiaries to pay such dividends;

(iii)

the potential impact on the Company’s reported net income and related disclosures that could result from the adoption of certain accounting and/or financial reporting standards issued by the Financial Accounting Standards Board, the United States Securities and Exchange Commission (SEC) or other standard-setting bodies;

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

(x)

changes in interest rates and the equity markets causing a reduction of investment income and/or asset fees, an acceleration of the amortization of deferred policy acquisition costs (DAC) and/or value of business acquired (VOBA), a reduction in separate account assets or a reduction in the demand for the Company’s products;

(xi)

reduction in the value of the Company’s investment portfolio as a result of changes in interest rates and yields in the market as well as geopolitical conditions and the impact of political, regulatory, judicial, economic or financial events, including terrorism, affecting the market generally and companies in the Company’s investment portfolio specifically;

(xii)	general economic and business conditions which are less favorable than expected;

(xiii)	competitive, regulatory or tax changes that affect the cost of, or demand for, the Company’s products;

(xiv)	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

(xv)	settlement of tax liabilities for amounts that differ significantly from those recorded on the balance sheets;

(xvi)

deviations from assumptions regarding future persistency, mortality (including as a result of the outbreak of a pandemic illness, such as Avian Flu), morbidity and interest rates used in calculating reserve amounts and in pricing the Company’s products; and

(xvii)	adverse litigation results and/or resolution of litigation and/or arbitration or investigation results.

Overview

The following analysis of condensed consolidated results of operations and financial condition of the Company should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere herein.

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

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of the Company who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), an indirect wholly-owned subsidiary; NFN producers; The 401(k) Company, an indirect wholly-owned subsidiary; and TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial), a majority-owned subsidiary. The Company also distributes retirement savings products through the agency distribution force of its ultimate majority parent company, Nationwide Mutual Insurance Company (NMIC).

As a result of its initial public offering in March 1997 and subsequent stock related transactions since that date, 35.8% of the economic interest in NFS is publicly owned, with the remainder owned by Nationwide Corporation (Nationwide Corp.), which is a majority-owned subsidiary of NMIC.

Business Segments

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 14 – Segment Information for a discussion of reportable segments, including the components of each segment.

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended March 31,
(in millions)	2006	2005	Change
Individual Investments	$56.4	$61.3	(8%	)
Retirement Plans	53.6	47.1	14%
Individual Protection	64.9	71.8	(10%	)
Corporate and Other	11.6	12.9	(10%	)

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

Management makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in the allowance for losses on mortgage loans on real estate are reported in realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair values of derivatives qualifying as fair value hedges and the related changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of derivatives that do not qualify for hedge accounting treatment; and periodic net coupon settlements on non-qualifying derivatives.

The Company’s primary expenses include interest credited to policyholder account values, other benefits and claims, amortization of DAC and general business operating expenses. Interest credited principally relates to individual and group fixed annuities, funding agreements backing the NLIC MTN program and certain life insurance products. Other benefits and claims include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities.

Profitability

The Company’s profitability largely depends on its ability to effectively price and manage risk on its various products, administer customer funds and control operating expenses. Lapse rates on existing contracts also impact profitability.

In particular, the Company’s profitability is driven by fee income on separate account products, general and separate account asset levels and management’s ability to manage interest spread income. Interest spread income is comprised of net investment income, excluding any applicable allocated charges for invested capital, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company; performance of the investment portfolio, including the rate of prepayments; changes in market interest rates; the competitive environment; and other factors. In recent periods, management has taken actions to address low interest rate environments and the resulting impact on interest spread margins, including reducing commissions on fixed annuity sales, launching new products with new guaranteed rates, discontinuing the sale of its leading annual reset fixed annuities and invoking contractual provisions that limit the amount of variable annuity deposits allocated to the guaranteed fixed option. Also, the majority of new business now contains lower floor guarantees than were historically provided.

In addition, life insurance profits are significantly impacted by mortality, morbidity and persistency experience.

Discontinued Operations

During the year ended December 31, 2005, management decided to discontinue the following operations: (1) Cap Pro Holding, Inc. (Cap Pro), a majority-owned subsidiary of NFS that provided broker/dealer, registered investment advisor and insurance agency services to producers of certain certified public accounting firms; (2) Nationwide Financial Services (Bermuda), Ltd. (NFSB), a wholly-owned subsidiary of NFS that sold variable and fixed annuity products; and (3) William J. Lynch & Associates, Inc. (TBG Lynch), a wholly-owned subsidiary of TBG Financial that distributed BOLI products. The results of operations of Cap Pro, NFSB and TBG Lynch are reflected as discontinued operations.

Nationwide Bank

The Company made an application under the name Nationwide Bank to the Office of Thrift Supervision of the United States (U.S.) Department of the Treasury (OTS) to expand the powers of its wholly-owned subsidiary, Nationwide Trust Company, FSB (NTC), to include the full range of activities permissible for savings associations under the Home Owners’ Loan Act of 1933 and OTS regulations. The OTS approved this application on April 18, 2006.

Critical Accounting Policies and Recently Issued Accounting Standards

The preparation of financial statements in accordance with United States generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates.

The Company’s most critical estimates include those used to determine the following: the balance, recoverability and amortization of DAC for investment products and universal life insurance products; impairment losses on investments; valuation allowances for mortgage loans on real estate; federal income tax provisions; the liability for future policy benefits and claims; and pension benefits.

Note 2 to the audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K provides a summary of significant accounting policies. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 2 – Recently Issued Accounting Standards of this report for a discussion of recently issued accounting standards. The Company’s critical accounting policies have not changed materially from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

Results of Operations

First Quarter – 2006 Compared to 2005

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended March 31,
(in millions)	2006	2005	Change
Revenues:
Policy charges:
Asset fees	$168.9	$157.0	8%
Cost of insurance charges	98.9	96.4	3%
Administrative fees	30.2	30.6	(1%	)
Surrender fees	23.0	25.1	(8%	)

Total policy charges	321.0	309.1	4%

Life insurance premiums	107.8	95.9	12%
Net investment income	577.3	576.1	—
Net realized (losses) gains on investments, hedging instruments and hedged items	(6.8)	27.5	NM
Other	92.3	80.7	14%

Total revenues	1,091.6	1,089.3	—

Benefits and expenses:
Interest credited to policyholder account values	342.1	334.5	2%
Other benefits and claims	156.1	136.2	15%
Policyholder dividends on participating policies	20.2	26.9	(25%	)
Amortization of DAC	120.6	123.4	(2%	)
Amortization of VOBA	11.6	12.0	(3%	)
Interest expense on debt	26.1	26.1	—
Other operating expenses	231.4	211.4	9%

Total benefits and expenses	908.1	870.5	4%

Income from continuing operations before federal income tax expense	183.5	218.8	(16%	)
Federal income tax expense	41.2	59.6	(31%	)

Income from continuing operations	142.3	159.2	(11%	)
Discontinued operations, net of taxes	—	1.3	NM

Net income	$142.3	$160.5	(11%	)

The decrease in net income primarily was driven by the recognition of net realized losses on investments, hedging instruments and hedged items in 2006 compared to net gains in the prior year and increases in other operating expenses and other benefits and claims. Higher assets fees, life insurance premiums and other income partially offset the overall decline.

The Company recorded net realized losses on investments, hedging instruments and hedged items in the first quarter of 2006 primarily due to a significant decline in gross gains and an increase in gross losses on sales of fixed maturity securities. Due to the rising interest rate environment, the bond market was less favorable in the first quarter of 2006 compared to the same period a year ago.

The increase in other operating expenses primarily was attributable to the Individual Protection and Retirement Plans segments. The increase within the Individual Protection segment primarily was due to a goodwill impairment charge that represents a write-down to fair value of the portion of NFS’ investment in TBG Financial that was contributed to a joint venture between TBG Financial and Mullin Consulting, Inc. during the first quarter of 2006. The increase within Retirement Plans reflects increased trail commissions from higher average variable assets, business growth in The 401(k) Company and the inclusion of a full quarter of expenses related to Registered Investment Advisors Services, Inc., dba RIA Services Inc. (RIA) in 2006 compared to only one month in 2005.

Higher other benefits and claims were driven by the Individual Protection segment due to adverse mortality in both fixed and investment life, partially offset by a reserve release in fixed life. In addition, the Individual Investments segment increased due to significant growth in contracts with guaranteed minimum accumulation benefits (GMAB) and higher immediate annuity reserves.

Asset fees rose due to increases in both average separate account values and the average asset fee rate charged within the Individual Investment segment. The average variable asset fee rate increased to 1.36% from 1.27% in the prior year quarter as new business sold with higher-risk features and corresponding higher fee rates influenced the overall average rate.

The increase in life insurance premiums occurred primarily in the Individual Investments segment due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity products.

Higher other income primarily was attributable to the Retirement Plans segment due to higher average variable assets in the private sector driven by strong market performance. Business growth related to NTC and the acquisition of RIA in 2005 also contributed to the improvement.

The effective tax rate declined to 22.5% for the first quarter of 2006 from 27.2% for the comparable quarter of 2005. Most of the decrease was due to the Company’s refinement of its separate account dividends received deduction (DRD) estimation process in the third quarter of 2005 resulting in an increase in the DRD benefit for the first quarter of 2006 compared to the first quarter of 2005. In addition, the Company increased its current year estimate of low income housing tax credits compared to the prior year.

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

The Company’s flagship products are marketed under The BEST of AMERICA brand and include individual variable and group annuities, group private sector retirement plans sold through NTC, and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand names.

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under Internal Revenue Code (IRC) Section 457. The Company utilizes its sponsorship by the National Association of Counties, The United States Conference of Mayors and The International Association of Firefighters when marketing IRC Section 457 products.

First Quarter – 2006 Compared to 2005

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended March 31,
(in millions)	2006	2005	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$912.5	$815.4	12%
Private label annuities	73.0	89.2	(18%	)
NFN and other	0.9	1.2	(25%	)

Total individual variable annuities	986.4	905.8	9%
Individual fixed annuities	39.5	62.7	(37%	)
Income products	58.5	44.9	30%
Advisory services program	62.6	53.2	18%

Total Individual Investments	1,147.0	1,066.6	8%

Retirement Plans
Private sector pension plan:
The BEST of AMERICA annuity products	351.0	392.6	(11%	)
The BEST of AMERICA trust products	1,277.5	1,167.0	9%
The 401(k) Company	535.9	426.8	26%
NFN products	56.5	53.2	6%
Other	12.6	23.1	(45%	)

Total private sector pension plan	2,233.5	2,062.7	8%

Public sector pension plan:
IRC Section 457 annuities	407.3	373.8	9%
Administration-only agreements	612.6	578.5	6%

Total public sector pension plan	1,019.9	952.3	7%

Total Retirement Plans	3,253.4	3,015.0	8%

Individual Protection
Corporate-owned life insurance	282.2	234.8	20%
Traditional/universal life insurance	118.1	120.9	(2%	)
The BEST of AMERICA variable life series	110.1	103.7	6%
NFN variable life products	56.2	60.0	(6%	)

Total Individual Protection	566.6	519.4	9%

Total sales	$4,967.0	$4,601.0	8%

See Part I – Financial Information, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended March 31,
(in millions)	2006	2005	Change
Non-affiliated:
Independent broker/dealers	$1,487.8	$1,485.6	—
Wirehouse and regional firms	590.1	501.9	18%
Financial institutions	523.7	514.4	2%
Pension plan administrators	135.9	139.9	(3%	)
Life insurance specialists	172.6	126.6	36%

Total non-affiliated sales	2,910.1	2,768.4	5%

Affiliated:
NRS	1,028.5	959.5	7%
The 401(k) Company	535.9	426.8	26%
Nationwide agents	196.4	176.9	11%
NFN producers	185.7	160.9	15%
TBG Financial	110.4	108.5	2%

Total affiliated sales	2,056.9	1,832.6	12%

Total sales	$4,967.0	$4,601.0	8%

The increase in total sales primarily was driven by strong sales in the Retirement Plans segment, led by The 401(k) Company and NRS. Additionally, improved variable annuity sales in the Individual Investments segment and higher corporate-owned life insurance (COLI) sales in the Individual Protection segment contributed to the overall increase.

Sales generated by The 401(k) Company continued to grow as a result of larger annual employer discretionary contributions compared to the prior year and increased flows associated with the conversion of several large plans during the first quarter of 2006.

Higher sales through the wirehouse and regional firms channel were driven by increases in sales of variable annuity products with living benefit features and private sector retirement plans.

NRS sales growth continued due to the addition of new entities to existing cases, increased flows from existing cases and higher rates of plan transfers.

Higher sales through life insurance specialists were due to the addition of two large COLI cases during the quarter.

Business Segments

Individual Investments

First Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended March 31,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$124.0	$112.6	10%
Administrative fees	4.6	4.2	10%
Surrender fees	15.2	15.7	(3%	)

Total policy charges	143.8	132.5	9%
Premiums on income products	31.9	22.1	44%
Net investment income	206.4	216.8	(5%	)
Other	0.5	0.4	—

Total revenues	382.6	371.8	3%

Benefits and expenses:
Interest credited to policyholder account values	137.7	146.6	(6%	)
Other benefits and claims	41.0	33.8	21%
Amortization of DAC	97.6	82.6	18%
Amortization of VOBA	2.3	1.6	44%
Other operating expenses	47.6	45.9	4%

Total benefits and expenses	326.2	310.5	5%

Pre-tax operating earnings	$56.4	$61.3	(8%	)

Other Data
Sales:
Individual variable annuities	$986.4	$905.8	9%
Individual fixed annuities	39.5	62.7	(37%	)
Income products	58.5	44.9	30%
Advisory services program	62.6	53.2	18%

Total sales	$1,147.0	$1,066.6	8%

Average account values:
General account	$14,825.4	$16,300.2	(9%	)
Separate account	36,504.3	35,430.3	3%
Advisory services program	443.3	222.2	100%

Total average account values	$51,773.0	$51,952.7	—

Account values as of period end:
Individual variable annuities	$42,071.5	$40,441.0	4%
Individual fixed annuities	7,746.6	8,817.6	(12%	)
Income products	2,025.1	1,916.3	6%
Advisory services program	475.0	248.4	91%

Total account values	$52,318.2	$51,423.3	2%

GMDB - Net amount at risk, net of reinsurance	$149.0	$344.6	(57%	)
GMDB - Reserves, net of reinsurance	$26.9	$26.5	2%
Pre-tax operating earnings to average account values	0.44%	0.47%

The decrease in pre-tax operating earnings primarily was driven by higher amortization of DAC and an increase in other benefits and claims. Increased asset fees and premiums on income products partially offset the overall decrease.

The increase in amortization of DAC primarily reflects higher actual gross profits in the variable annuity business. Higher crediting rates in the fixed annuity business also contributed to the increase.

Higher other benefits and claims were driven by significant growth in GMAB business and increased immediate annuity reserves due to growth in sales relative to a year ago.

Asset fees rose due to increases in both average separate account values and the average asset fee rate charged. Asset fees are calculated daily and charged as a percentage of separate account values. The average variable asset fee rate increased to 1.36% from 1.27% in the prior year quarter as new business sold with higher-risk features and corresponding higher fee rates influenced the overall average rate.

The increase in premiums on income products was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity products.

The following table summarizes the interest spread earned on Individual Investments segment average general account values for the periods indicated:

	Three months ended March 31,
	2006	2005
Net investment income	5.74%	5.47%
Interest credited	3.72%	3.60%

Interest spread on average general account values	2.02%	1.87%

Interest spread margins widened during the first quarter of 2006 to 202 basis points compared to 187 basis points in the same quarter a year ago. The current quarter included 11 basis points, or $4.1 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 17 basis points, or $7.0 million, in the same quarter a year ago. Interest spread income declined slightly due to lower general account assets caused by fixed annuity net outflows. For 2006, the Company expects interest spread margins to tighten in this segment and projects full year margins of 190 to 195 basis points, including a nominal level of prepayment activity.

Higher sales primarily were driven by the variable annuity business as production rose due to increased momentum from the recently introduced Capital Preservation Plus Lifetime Income product and the implementation of more targeted sales processes.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of March 31, 2006:

	Ratchet		Reset
(dollars in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$26.5	—	$1,072.5	4.23%
Minimum interest rate of 3.00% to 3.49%	2,808.9	4.78%	5,335.2	3.09%
Minimum interest rate lower than 3.00%	879.8	3.28%	649.1	3.49%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A

Total deferred individual fixed annuities	$3,715.2	4.39%	$7,056.8	3.30%

	Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Wtd. avg. crediting rate	Account value	Wtd. avg. crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,099.0	4.13%
Minimum interest rate of 3.00% to 3.49%	—	N/A	8,144.1	3.67%
Minimum interest rate lower than 3.00%	13.9	3.58%	1,542.8	3.37%
MVA with no minimum interest rate guarantee	1,594.9	3.06%	1,594.9	3.06%

Total deferred individual fixed annuities	$1,608.8	3.06%	$12,380.8	3.60%

Retirement Plans

First Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended March 31,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$33.9	$35.1	(3%	)
Administrative fees	2.7	2.5	8%
Surrender fees	1.5	2.1	(29%	)

Total policy charges	38.1	39.7	(4%	)

Net investment income	164.2	166.3	(1%	)
Other	76.3	57.7	32%

Total revenues	278.6	263.7	6%

Benefits and expenses:
Interest credited to policyholder account values	113.2	111.8	1%
Amortization of DAC	10.1	12.3	(18%	)
Amortization of VOBA	1.1	0.7	57%
Other operating expenses	100.6	91.8	10%

Total benefits and expenses	225.0	216.6	4%

Pre-tax operating earnings	$53.6	$47.1	14%

Other Data
Sales:
Private sector	$2,233.5	$2,062.7	8%
Public sector	1,019.9	952.3	7%

Total sales	$3,253.4	$3,015.0	8%

Average account values:
General account	$11,241.2	$10,589.9	6%
Separate account	19,298.8	20,206.2	(4%	)
Non-insurance assets	15,258.6	10,987.4	39%
Administration-only	39,690.3	35,093.1	13%

Total average account values	$85,488.9	$76,876.6	11%

Account values as of period end:
Private sector	$46,249.9	$38,109.3	21%
Public sector	41,729.2	38,982.5	7%

Total account values	$87,979.1	$77,091.8	14%

Pre-tax operating earnings to average account values	0.25%	0.25%

The increase in pre-tax operating earnings primarily was driven by higher other income, partially offset by higher other operating expenses.

In recent years, an increasing amount of 401(k) business has been sold through the Company’s trust products rather than group annuity contracts due to the Company’s significant investment in NTC to develop trust product capabilities not prevalent elsewhere in the market.

The increase in other income, which includes administrative fees from non-insurance retirement and deferred compensation plans and asset-based fees from the NTC small-plan 401(k) platform, primarily was due to higher average variable assets in the private sector driven by strong market performance. Business growth related to NTC and the acquisition of RIA in 2005 also contributed to the improvement.

Higher other operating expenses primarily were due to increased trail commissions from higher sales.

The following table summarizes the interest spread earned on Retirement Plans segment average general account values for the periods indicated:

	Three months ended March 31,
	2006	2005
Net investment income	5.84%	6.28%
Interest credited	4.03%	4.22%

Interest spread on average general account values	1.81%	2.06%

Interest spread margins declined to 181 basis points in the first quarter of 2006 compared to 206 basis points for the comparable quarter a year ago. Included in the current quarter were 9 basis points, or $2.5 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 25 basis points, or $6.8 million, in the same quarter a year ago. For 2006, the Company expects interest spread margins to remain relatively constant in this segment and projects full year margins of 180 to 185 basis points, including a nominal level of prepayment activity.

Higher private sector sales continued to be driven by strong growth at The 401(k) Company primarily due to increased flows from larger annual employer discretionary contributions compared to the prior year and the conversion of several large plans during the first quarter of 2006.

Public sector sales growth was due to the addition of new entities to existing cases, increased flows from existing cases and higher rates of plan transfers.

Individual Protection

First Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended March 31,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$11.0	$9.3	18%
Surrender fees	6.3	7.3	(14%	)
Administrative fees	22.9	23.9	(4%	)
Cost of insurance charges	98.9	96.4	3%

Total policy charges	139.1	136.9	2%
Life insurance premiums	75.9	73.8	3%
Net investment income	116.2	119.1	(2%	)
Other	7.2	8.8	(18%	)

Total revenues	338.4	338.6	—

Benefits and expenses:
Interest credited to policyholder account values	45.6	45.6	—
Other benefits and claims	115.1	102.4	12%
Policyholder dividends on participating policies	20.2	26.9	(25%	)
Amortization of DAC	18.0	26.9	(33%	)
Amortization of VOBA	8.1	9.7	(16%	)
Other operating expenses	66.5	55.3	20%

Total benefits and expenses	273.5	266.8	3%

Pre-tax operating earnings	$64.9	$71.8	(10%	)

Other Data
Sales:
Corporate-owned life insurance	$282.2	$234.8	20%
Traditional/universal life insurance	118.1	120.9	(2%	)
The BEST of AMERICA variable life series	110.1	103.7	6%
NFN variable life products	56.2	60.0	(6%	)

Total sales	$566.6	$519.4	9%

Policy reserves as of period end:
Individual investment life insurance	$5,573.1	$4,892.1	14%
Corporate investment life insurance	7,140.8	6,267.9	14%
Traditional life insurance	4,210.3	4,234.5	(1%	)
Universal life insurance	1,108.1	1,022.4	8%

Total policy reserves	$18,032.3	$16,416.9	10%

Insurance in force as of period end:
Individual investment life insurance	$57,164.1	$56,772.8	1%
Corporate investment life insurance	23,964.0	23,122.3	4%
Traditional life insurance	37,678.6	33,596.4	12%
Universal life insurance	9,192.6	8,510.3	8%

Total insurance in force	$127,999.3	$122,001.8	5%

Lower pre-tax operating earnings were driven by higher other operating expenses and other benefits and claims. Lower amortization of DAC and policyholder dividends and higher life insurance premiums partially offset the overall decline.

The increase in other operating expenses primarily resulted from higher premium taxes due to an accrual release in the prior year quarter and a goodwill impairment charge related to the new joint venture between TBG Financial and Mullin Consulting, Inc. mentioned previously.

The other benefits and claims increase was due to adverse mortality in both fixed and investment life, partially offset by a reserve release in fixed life.

The decrease in amortization of DAC primarily was attributable to lower overall margins as a result of adverse mortality experience and additional amortization on one large COLI case that lapsed in the prior year quarter.

Policyholder dividends declined in the traditional life business primarily due to adverse mortality in the closed block and a reduction in the dividend scale compared to the prior year.

The increase in life insurance premiums primarily was due to a fixed life reinsurance premium refund.

Most of the sales improvement was due to higher COLI sales driven by the addition of two large cases that closed during the quarter.

Corporate and Other

First Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended March 31,
(in millions)	2006	2005	Change
Statements of Income Data
Operating revenues:
Net investment income	$90.5	$73.9	22%
Other	9.6	14.0	(31%	)

Total operating revenues	100.1	87.9	14%
Benefits and operating expenses:
Interest credited to policyholder account values	45.6	30.5	50%
Interest expense on debt	25.9	26.1	(1%	)
Other operating expenses	17.0	18.4	(8%	)

Total benefits and operating expenses	88.5	75.0	18%

Pre-tax operating earnings	11.6	12.9	(10%	)
Net realized (losses) gains on investments, hedging instruments and hedged items[1]	(8.1)	27.3	NM
Adjustment to amortization of DAC related to net realized losses (gains)	5.1	(1.6)	NM

Income from continuing operations before federal income taxes	$8.6	$38.6	(78%	)

Other Data
Account values as of period end - Funding agreements backing medium-term notes	$4,122.0	$4,161.4	1%

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

Pre-tax operating earnings decreased primarily due to lower other income. The decline in other income was driven by a decrease in the number of structured products transactions as margins on these deals compressed.

The Company recorded net realized losses on investments, hedging instruments and hedged items during the first quarter of 2006 compared to net realized gains in the prior year primarily due to a significant decline in gross gains and an increase in gross losses on sales of fixed maturity securities. Due to the rising interest rate environment, the bond market was less favorable in the first quarter of 2006 compared to the same period a year ago.

The following table summarizes net realized (losses) gains on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended March 31,
(in millions)	2006	2005
Total realized gains on sales, net of hedging losses	$12.7	$38.9
Total realized losses on sales, net of hedging gains	(19.7)	(4.8)
Total other-than-temporary and other investment impairments	(0.9)	(4.6)
Credit default swaps	(0.2)	(1.7)
Periodic net coupon settlements on non-qualifying derivatives	0.6	(0.1)
Other derivatives	0.8	0.7
Trading portfolio valuation loss	(0.8)	(0.2)

Total realized (losses) gains before adjustments	(7.5)	28.2
Amounts credited to policyholder dividend obligation	0.1	(1.3)
Other	0.6	0.6

Net realized (losses) gains on investments, hedging instruments and hedged items	$(6.8)	$27.5

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

The following table summarizes for the three months ended March 31, 2006 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

				March 31, 2006
(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	Holdings[1]	Net unrealized gain (loss)
A collateralized bond obligation. Experienced significant deterioration within the collateral in the first quarter of 2006. An impairment was recognized.	—	—	(0.8)	2.8	—

A global service company that provides electronic commerce and payment services to businesses and consumers. A portion of the securities was sold in the first quarter of 2006. The Company has the ability and intent to hold the remaining securities to recovery.	39.4	(2.1)	—	8.8	(0.4)

A global manufacturer of postage meters and mailing equipment that also provides integrated mail and document management solutions. A portion of the securities was sold in the first quarter of 2006. The Company has the ability and intent to hold the remaining securities to recovery.	19.1	(0.8)	—	41.6	(0.6)

A global newsprint manufacturer that engages in the production and marketing of newsprint and commercial printing papers and wood products. All securities were sold in the first quarter of 2006.	5.8	(0.4)	—	—	—

Total	$64.3	$(3.3)	$(0.8)	$53.2	$(1.0)

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities.

Related Party Transactions

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 10 – Related Party Transactions for a description of related party transactions.

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

The Company’s capital structure consists of long-term debt and shareholders’ equity. The following table summarizes the Company’s capital structure as of the dates indicated:

(in millions)	March 31, 2006	December 31, 2005
Long-term debt	$1,398.3	$1,398.0

Shareholders’ equity, excluding accumulated other comprehensive (loss) income	5,204.1	5,249.7
Accumulated other comprehensive (loss) income	(77.9)	100.7

Total shareholders’ equity	5,126.2	5,350.4

Total capital	$6,524.5	$6,748.4

NFS is a holding company whose principal assets are the common stock of NLIC and NLICA. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments and dividends from NLIC, NLICA and other subsidiaries.

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory capital and surplus as of December 31, 2005 was $2.60 billion, and statutory net income for 2005 was $462.5 million. As of March 31, 2006, NLIC could pay dividends to NFS totaling $232.5 million without obtaining prior approval. On March 9, 2006, NLIC paid a $70.0 million dividend to NFS.

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

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the Pennsylvania Insurance Department either approves or does not disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. The statutory capital and surplus of NLICA as of December 31, 2005 was $660.2 million, and statutory net income for the year ended December 31, 2005 was $112.7 million. Effective April 1, 2006, based on statutory financial results as of and for the year ended December 31, 2005, and based on dividends paid through March 31, 2006, NLICA could pay dividends to NFS totaling $62.7 million without obtaining prior approval.

NFS currently does not expect such regulatory requirements to impair the ability of its insurance subsidiaries to pay sufficient dividends in order for NFS to have the necessary funds available to meet its obligations.

The Company has additional financing capacity under a shelf registration statement dated March 31, 2006. Under the shelf registration statement, the Company can issue various security instruments including, but not limited to, unsecured senior or subordinated debt securities, preferred stock, Class A common stock, warrants, stock purchase contracts or stock purchase units. In conjunction with owned trusts, capital securities guaranteed by NFS also may be issued.

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 6 – Shareholders’ Equity for a description of the Company’s stock repurchase program and its impact on liquidity.

Short-Term Debt

The Company has available as a source of funds a $1.00 billion revolving variable rate credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $2.60 billion and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of March 31, 2006, the Company and NLIC were in compliance with all covenants. The Company had no amounts outstanding under this agreement as of March 31, 2006. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had no commercial paper outstanding as of March 31, 2006 and $134.7 million outstanding as of December 31, 2005.

In addition, the Company has a majority-owned subsidiary that has available an annually renewable, 364-day, $10.0 million variable rate line of credit agreement with a single financial institution. The line of credit is guaranteed by NFS and is included in the condensed consolidated balance sheets. The majority-owned subsidiary had $10.0 million outstanding on that line of credit as of March 31, 2006 and December 31, 2005.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. London Interbank Offered Rate (LIBOR). NLIC had $126.8 million and $75.0 million outstanding under this agreement as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, the Company had not provided any guarantees on such borrowings, either directly or indirectly.

In addition to the agreement described above, NMIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. Because NLIC has a variable interest in the profits from the securitization of these loans and is the primary beneficiary of this arrangement, NLIC consolidates the assets and liabilities associated with these loans and the corresponding borrowings in accordance with current accounting guidance. The maximum amount available under the agreement is $250.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NMIC had $10.6 million and $32.6 million outstanding under this agreement as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, the Company had not provided any guarantees on such borrowings, either directly or indirectly.

Long-Term Debt

Long-term debt primarily is comprised of (1) three separate issuances of $300.0 million in principal amount of senior notes and two separate issuances of $200.0 million in principal amount of senior notes, none of which is subject to any sinking fund payments and (2) a single issuance of $100.0 million in principal amount of junior subordinated debentures that are due March 1, 2037 and pay a distribution rate of 7.899%, issued to an unconsolidated subsidiary trust.

The $300.0 million principal of 8.00% senior notes due March 1, 2027 were issued in March 1997 and are redeemable, in whole or in part, at the option of NFS at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The $300.0 million principal of 6.25% senior notes due November 15, 2011 were issued in November 2001 and are not redeemable prior to their maturity date. The $300.0 million principal of 5.90% senior notes due July 1, 2012, issued in June 2002, and the $200.0 million principal of 5.625% senior notes due February 13, 2015, issued in February 2003, are redeemable, in whole or in part, at the option of NFS at any time or from time to time at a redemption price equal to the greater of: (1) 100% of the aggregate principal amount of the notes to be redeemed; or (2) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at a prevailing U.S. Treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date. The $200.0 million principal of 5.10% senior notes due October 1, 2015 were issued in September 2005 and are redeemable, in whole or in part, at the option of NFS at any time or from time to time at a redemption price equal to the greater of: (1) 100% of the aggregate principal amount of the notes to be redeemed; or (2) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at a prevailing U.S. Treasury rate plus 15 basis points, together in each case with accrued interest payments to the redemption date.

The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of March 31, 2006, the Company was in compliance with all such covenants.

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

Guarantees

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 12 – Guarantees for a description of the potential impact on liquidity of the Company’s guarantees.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments have not changed materially from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

Off-Balance Sheet Transactions

Under the MTN program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements rank pari passu with all other insurance claims of the issuing company in the event of liquidation and should be treated as “annuities” under applicable Ohio insurance law. Therefore, the funding agreement obligations are classified as a component of future policy benefits and claims on the condensed consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the MTNs, the Company does not include the trust in its condensed consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., assign the same ratings to the notes and the insurance financial strength of NLIC.

Investments

General

The Company’s assets are divided between separate account and general account assets. As of March 31, 2006, $66.93 billion (57%) of the Company’s total assets were held in separate accounts ($65.96 billion, or 57%, as of December 31, 2005) and $49.63 billion (43%) were held in the Company’s general account ($50.20 billion, or 43%, as of December 31, 2005), including $42.36 billion of general account investments ($43.17 billion as of December 31, 2005).

Separate account assets consist primarily of deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. All of the investment performance in the Company’s separate account assets is passed through to the Company’s customers.

As of March 31, 2006 and December 31, 2005, the Company had received $1.06 billion and $1.17 billion, respectively, of cash collateral on securities lending and $221.3 million and $203.3 million, respectively, of cash for derivative collateral. The Company had not received any non-cash collateral on securities lending as of March 31, 2006 compared to $5.9 million as of December 31, 2005. Both the cash and non-cash collateral amounts were included in short-term investments with a corresponding liability recorded in other liabilities. As of March 31, 2006 and December 31, 2005, the Company had loaned securities with a fair value of $1.03 billion and $1.14 billion, respectively. The Company also held $79.3 million and $53.2 million of securities as off-balance sheet collateral on derivative transactions as of March 31, 2006 and December 31, 2005, respectively.

The following table summarizes the Company’s consolidated general account investments by asset category as of the dates indicated:

	March 31, 2006		December 31, 2005
(dollars in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities	$28,645.0	67.6	$30,106.0	69.7
Equity securities	76.5	0.2	75.6	0.2
Trading assets	27.8	0.1	34.4	0.1
Mortgage loans on real estate, net	9,048.3	21.3	9,148.6	21.2
Real estate, net	108.6	0.3	108.7	0.3
Policy loans	933.9	2.2	930.6	2.1
Other long-term investments	688.9	1.6	691.9	1.6
Short-term investments	2,830.5	6.7	2,073.2	4.8

Total	$42,359.5	100.0	$43,169.0	100.0

The following table lists the ten largest fixed maturity investment holdings by amortized cost for both investment grade and non-investment grade securities included in the general account as of March 31, 2006 (excluding U.S. Treasury securities, obligations of U.S. Government corporations, and agency bonds not backed by the full faith and credit of the U.S. Government):

(in millions)	Predominant Rating	Amortized Cost		Predominant Rating	Amortized Cost
Investment Grade			Non-Investment Grade
Countrywide Alternative Loan Trust	AAA	$181.3	Ford Motor Company	BB-	$61.6
CS First Boston Mortgage Securities Corporation	AAA	172.4	General Motors Corporation	B	59.4
Bear Stearns Commercial Mortgage Securities, Inc.	AA	172.3	Scholastic Corporation	BB+	38.0
Morgan Stanley Dean Witter Capital I	AA	163.3	Northwest Airlines Corporation	BB-	32.8
Structured Assets Securities Corporation	AAA	132.0	Bowater, Inc.	B+	30.7
Morgan Stanley Capital I	AAA	128.1	Reynolds & Reynolds	BB+	29.2
Bank of America Corporation	A+	124.8	Maytag Corporation	B	29.2
General Electric Company	AAA	108.2	Affiliated Computer Services	BB	27.1
HSBC Holdings PLC	A+	102.8	Timken Company	BB+	27.0
Bank of America Mortgage Securities	AAA	94.3	Tupperware Corporation	NR	24.6

Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$262.7	$11.0	$6.3	$267.4
Agencies not backed by the full faith and credit of the U.S. Government	942.3	43.7	11.7	974.3
Obligations of states and political subdivisions	307.7	0.7	10.5	297.9
Debt securities issued by foreign governments	42.6	1.3	0.8	43.1
Corporate securities
Public	10,140.6	215.2	189.8	10,166.0
Private	6,954.3	128.6	130.8	6,952.1
Mortgage-backed securities – U.S. Government-backed	6,534.5	6.5	213.2	6,327.8
Asset-backed securities	3,647.4	39.8	70.8	3,616.4

Total fixed maturity securities	28,832.1	446.8	633.9	28,645.0
Equity securities	63.1	13.9	0.5	76.5

Total securities available-for-sale	$28,895.2	$460.7	$634.4	$28,721.5

December 31, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$197.1	$14.4	$1.2	$210.3
Agencies not backed by the full faith and credit of the U.S. Government	882.3	61.2	6.7	936.8
Obligations of states and political subdivisions	314.5	2.4	3.9	313.0
Debt securities issued by foreign governments	42.7	2.7	0.1	45.3
Corporate securities
Public	10,728.5	302.0	122.0	10,908.5
Private	7,199.3	200.7	77.5	7,322.5
Mortgage-backed securities – U.S. Government-backed	6,824.7	21.3	117.0	6,729.0
Asset-backed securities	3,641.7	44.2	45.3	3,640.6

Total fixed maturity securities	29,830.8	648.9	373.7	30,106.0
Equity securities	64.8	11.2	0.4	75.6

Total securities available-for-sale	$29,895.6	$660.1	$374.1	$30,181.6

The following table summarizes by time the gross unrealized losses on securities available-for-sale in an unrealized loss position as of the dates indicated:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
March 31, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$146.8	$4.2	$51.1	$2.1	$197.9	$6.3
Agencies not backed by the full faith and credit of the U.S. Government	496.4	11.3	29.3	0.4	525.7	11.7
Obligations of states and political subdivisions	235.9	9.4	29.6	1.1	265.5	10.5
Debt securities issued by foreign governments	20.9	0.8	—	—	20.9	0.8
Corporate securities
Public	4,431.5	121.9	1,599.4	67.9	6,030.9	189.8
Private	2,900.2	77.8	911.1	53.0	3,811.3	130.8
Mortgage-backed securities – U.S. Government-backed	4,801.3	167.6	1,031.4	45.6	5,832.7	213.2
Asset-backed securities	1,625.6	48.3	577.2	22.5	2,202.8	70.8

Total fixed maturity securities	14,658.6	441.3	4,229.1	192.6	18,887.7	633.9
Equity securities	20.5	0.5	—	—	20.5	0.5

Total	$14,679.1	$441.8	$4,229.1	$192.6	$18,908.2	$634.4

% of gross unrealized losses		70%		30%

December 31, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$37.4	$0.8	$11.6	$0.4	$49.0	$1.2
Agencies not backed by the full faith and credit of the U.S. Government	329.2	5.4	42.2	1.3	371.4	6.7
Obligations of states and political subdivisions	157.8	3.1	29.7	0.8	187.5	3.9
Debt securities issued by foreign governments	8.6	0.1	—	—	8.6	0.1
Corporate securities
Public	3,731.0	73.4	1,247.0	48.6	4,978.0	122.0
Private	1,957.3	46.5	767.7	31.0	2,725.0	77.5
Mortgage-backed securities – U.S. Government-backed	4,526.2	96.0	702.9	21.0	5,229.1	117.0
Asset-backed securities	1,516.4	28.2	490.2	17.1	2,006.6	45.3

Total fixed maturity securities	12,263.9	253.5	3,291.3	120.2	15,555.2	373.7
Equity securities	20.8	0.4	—	—	20.8	0.4

Total	$12,284.7	$253.9	$3,291.3	$120.2	$15,576.0	$374.1

% of gross unrealized losses		68%		32%

The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded and privately placed securities. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of March 31, 2006 and December 31, 2005.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of the dates indicated:

(in millions)		March 31, 2006		December 31, 2005
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$19,509.7	$19,273.9	$19,945.0	$20,053.4
2	Baa	7,554.5	7,575.0	8,105.1	8,247.9
3	Ba	1,164.8	1,169.0	1,090.0	1,096.7
4	B	488.1	496.6	546.1	549.2
5	Caa and lower	60.5	71.0	53.3	60.5
6	In or near default	54.5	59.5	91.3	98.3

	Total	$28,832.1	$28,645.0	$29,830.8	$30,106.0

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

Mortgage-Backed Securities

The Company’s general account mortgage-backed securities (MBS) portfolio is comprised of residential MBS investments. As of March 31, 2006, MBS investments totaled $6.33 billion (22%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $6.73 billion (22%) as of December 31, 2005.

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

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk varies by the type of MBS held. The Company limits its exposure to prepayments/extensions by including less volatile types of MBSs. As of March 31, 2006, $2.22 billion (35%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs) compared to $2.43 billion (36%) as of December 31, 2005. PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Most of the Company’s non-PAC MBSs possess varying degrees of cash flow structure and prepayment/extension risk. The MBS portfolio contained only 4% of pure pass-throughs as of March 31, 2006 and December 31, 2005.

The following table summarizes the distribution by investment type of the Company’s general account MBS portfolio as of the dates indicated:

	March 31, 2006		December 31, 2005
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Planned amortization class	$2,218.4	35.0	$2,434.4	36.2
Sequential	1,484.2	23.5	1,578.4	23.5
Non-accelerating securities – CMO	1,441.4	22.8	1,431.7	21.3
Very accurately defined maturity	741.4	11.7	823.8	12.2
Multi-family mortgage pass-through certificates	237.7	3.8	244.7	3.6
Accrual	125.7	2.0	160.2	2.4
Other	79.0	1.2	55.8	0.8

Total	$6,327.8	100.0	$6,729.0	100.0

Asset-Backed Securities

The Company’s general account asset-backed securities (ABS) portfolio includes home equity and credit card-backed ABS investments, among others. As of March 31, 2006, ABS investments were $3.62 billion (13%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $3.64 billion (12%) as of December 31, 2005.

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

The following table summarizes the distribution by investment type of the Company’s general account ABS portfolio as of the dates indicated:

	March 31, 2006		December 31, 2005
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Commercial mortgage-backed securities	$963.8	26.8	$860.8	23.6
Home equity/improvement	859.1	23.8	884.5	24.3
Credit card-backed	473.1	13.1	484.2	13.3
Trust preferred—residual income	244.0	6.7	210.6	5.8
CBO/CLO/CDO	222.3	6.1	264.4	7.3
Non-accelerated securities	192.9	5.3	205.4	5.6
Enhanced equity/equity trust certificates	139.3	3.9	170.0	4.7
Pass-through certificate	127.0	3.5	132.4	3.6
Student loans	88.6	2.4	89.5	2.5
Franchise/business loan	81.1	2.2	80.3	2.2
Other	225.2	6.2	258.5	7.1

Total	$3,616.4	100.0	$3,640.6	100.0

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

Mortgage Loans

As of March 31, 2006, general account mortgage loans were $9.05 billion (21%) of the carrying value of consolidated general account investments compared to $9.15 billion (21%) as of December 31, 2005. Substantially all of these loans were commercial mortgage loans. Commitments to fund mortgage loans of $317.6 million were outstanding as of March 31, 2006 compared to $293.7 million as of December 31, 2005.

The table below summarizes the carrying values of mortgage loans by regional exposure and type of collateral as of March 31, 2006:

(in millions)	Office	Warehouse	Retail	Apartment & Other	Total
New England	$228.2	$15.7	$102.9	$84.1	$430.9
Middle Atlantic	198.3	372.8	365.5	121.8	1,058.4
East North Central	270.1	255.7	620.5	500.1	1,646.4
West North Central	59.9	85.7	67.7	81.5	294.8
South Atlantic	215.3	445.3	852.0	668.4	2,181.0
East South Central	38.9	79.1	122.4	120.3	360.7
West South Central	198.8	144.1	164.6	232.7	740.2
Mountain	169.0	118.6	194.3	259.0	740.9
Pacific	369.1	484.0	415.4	333.5	1,602.0

Total principal	$1,747.6	$2,001.0	$2,905.3	$2,401.4	9,055.3

Valuation allowance					(33.0)
Unamortized premium					31.3
Cumulative change in fair value of hedged mortgage loans and commitments					(5.3)

Total mortgage loans on real estate, net					$9,048.3

As of March 31, 2006, the Company’s largest exposure to any single borrowing group was $852.0 million, or 9% of the Company’s general account mortgage loan portfolio, compared to $844.3 million (9%) as of December 31, 2005.

As of March 31, 2006 and December 31, 2005, 0.05% of the Company’s mortgage loans were classified as delinquent. As of March 31, 2006, there were no foreclosed loans compared to 0.11% as of December 31, 2005. Restructured loans totaled 0.28% of the Company’s mortgage loans as of March 31, 2005 and December 31, 2005.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks have not changed materially from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company’s first fiscal quarter to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Effective January 1, 2006, the Company commenced using a new accounting system to record, allocate and report financial transactions related to expenses. As a result, certain controls were changed to reflect the new processes. In addition, effective April 1, 2006, the Company began to implement further changes to certain components of the new accounting and reporting system. This new system will result in certain changes that may have a significant effect on the Company’s internal control over financial reporting. The implemented and planned system changes were undertaken to standardize accounting systems, improve management reporting and consolidate accounting functions for the Company, its subsidiaries and affiliates, and were not undertaken in response to any actual or perceived significant deficiencies in the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 11 – Contingencies – Legal Matters for a discussion of legal proceedings.

ITEM 1A RISK FACTORS

The Company’s risk factors have not changed materially from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Nationwide Financial Services, Inc. Amended and Restated Stock Retainer Plan for Non-Employee Directors, 115 shares of Class A common stock and 23,133 deferred stock units were issued by NFS during the first quarter of 2006, at an average price of $42.80 per share or unit, to NFS directors who are not employees of NFS or its affiliates. This was a partial payment of the annual stock retainer paid by NFS to such individuals in consideration of their service as a director of the Company. The directors receive an annual cash retainer of $45,000 (paid in monthly installments) and an annual equity retainer consisting of a grant of deferred stock units having a value of $90,000. The Chairman of the Board receives a supplemental annual retainer of $40,000, paid one-half in cash and one-half in shares of the Company’s Class A common stock, for his additional duties. This supplemental retainer of cash and stock is also paid in monthly installments. The issuance of such shares in partial payment of the annual retainer is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated there under.

See Part 1 – Financial Information, Item II – MD&A – Liquidity and Capital Resources for a discussion of the Company’s stock repurchase program.

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of NFS’ equity securities by NFS or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, during the Company’s first quarter:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate value) of shares (or units) that may yet be purchased under the plans or programs
January 2006	243,080	$44.17	243,080	$237,902,686
February 2006	510,000	42.90	510,000	216,024,601
March 2006	3,548,498	43.02	3,548,498	63,372,112

Total	4,301,578[1]	43.07	4,301,578[1]

[1]	Represents shares repurchased pursuant to the Company’s share repurchase program.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 OTHER INFORMATION

None.

ITEM 6	EXHIBITS

10.1	Purchase Agreement between Nationwide Financial Services, Inc. and UBS AG, London Branch, dated as of March 30, 2006

10.2	Form of NVA Target Award Opportunity and Stock Option Award, as amended, for Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan

10.3	Form of NVA Target Award Opportunity for Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy G. Frommeyer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

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

NATIONWIDE FINANCIAL SERVICES, INC.
(Registrant)

Date: May 5, 2006	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President – Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)