Form 10-Q
period 2006-06-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 2006-08-03
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Yes  ☐    No  ☒

As of July 28, 2006, the registrant had 53,717,842 shares outstanding of its Class A common stock (par value $0.01 per share) and 95,633,767 shares outstanding of its Class B common stock (par value $0.01 per share).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I – FINANCIAL INFORMATION

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Policy charges	$337.6	$307.0	$658.6	$616.1
Traditional life insurance and immediate annuity premiums	109.7	99.7	217.5	195.6
Net investment income	572.1	587.1	1,149.4	1,163.2
Net realized (losses) gains on investments, hedging instruments and hedged items	(9.9)	2.5	(16.7)	30.0
Other income	92.8	80.3	185.1	161.0

Total revenues	1,102.3	1,076.6	2,193.9	2,165.9

Benefits and expenses:
Interest credited to policyholder account values	345.7	348.1	687.8	682.6
Life insurance and annuity benefits	156.4	145.9	312.5	282.1
Policyholder dividends on participating policies	24.5	26.3	44.7	53.2
Amortization of deferred policy acquisition costs	126.0	114.8	246.6	238.2
Amortization of value of business acquired	12.5	11.7	24.1	23.7
Interest expense on debt	25.1	26.8	51.2	52.9
Other operating expenses	227.6	209.4	459.0	420.8

Total benefits and expenses	917.8	883.0	1,825.9	1,753.5

Income from continuing operations before federal income tax (benefit) expense	184.5	193.6	368.0	412.4
Federal income tax (benefit) expense	(73.3)	50.1	(32.1)	109.7

Income from continuing operations	257.8	143.5	400.1	302.7
Discontinued operations, net of taxes	—	(2.3)	—	(1.0)

Net income	$257.8	$141.2	$400.1	$301.7

Earnings from continuing operations per common share:
Basic	$1.73	$0.94	$2.65	$1.98
Diluted	$1.72	$0.93	$2.64	$1.97

Earnings per common share:
Basic	$1.73	$0.92	$2.65	$1.97
Diluted	$1.72	$0.92	$2.64	$1.96

Weighted average common shares outstanding:
Basic	149.2	153.0	150.7	152.9
Diluted	149.9	153.7	151.4	153.6

Cash dividends declared per common share	$0.23	$0.19	$0.46	$0.38

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $28,409.8 in 2006; $29,830.8 in 2005)	$27,980.9	$30,106.0
Equity securities (cost $53.5 in 2006; $64.8 in 2005)	63.2	75.6
Trading assets, at fair value	21.0	34.4
Mortgage loans on real estate, net	9,060.7	9,148.6
Real estate, net	108.4	108.7
Policy loans	948.3	930.6
Other long-term investments	687.4	691.9
Short-term investments, including amounts managed by a related party	2,169.7	2,073.2

Total investments	41,039.6	43,169.0

Cash	23.6	16.4
Accrued investment income	388.7	396.3
Deferred policy acquisition costs	3,875.6	3,685.4
Value of business acquired	405.2	449.7
Other intangible assets	44.9	45.6
Goodwill	359.0	364.5
Other assets	2,117.3	2,069.2
Assets held in separate accounts	64,829.1	65,963.8

Total assets	$113,083.0	$116,159.9

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$38,451.3	$39,748.1
Short-term debt	189.8	252.3
Long-term debt	1,398.4	1,398.0
Other liabilities	2,977.6	3,447.3
Liabilities related to separate accounts	64,829.1	65,963.8

Total liabilities	107,846.2	110,809.5

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized - 50.0 shares; issued and outstanding - none	—	—
Class A common stock, $0.01 par value; authorized - 750.0 shares; issued - 68.5 and 67.5 shares in 2006 and 2005, respectively; outstanding - 53.7 and 56.9 shares in 2006 and 2005, respectively	0.7	0.7
Class B common stock, $0.01 par value; authorized - 750.0 shares; issued and outstanding - 95.6 shares shares in 2006 and 2005	1.0	1.0
Additional paid-in capital	1,713.7	1,670.8
Retained earnings	4,214.5	3,883.1
Accumulated other comprehensive (loss) income	(202.0)	100.7
Treasury stock	(489.5)	(304.2)
Other, net	(1.6)	(1.7)

Total shareholders’ equity	5,236.8	5,350.4

Total liabilities and shareholders’ equity	$113,083.0	$116,159.9

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 30, 2006 and 2005

(Unaudited)

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Other, net	Total shareholders’ equity
Balance as of December 31, 2004	$0.7	$1.0	$1,634.6	$3,400.0	$432.2	$(251.4)	$(2.0)	$5,215.1

Comprehensive income:
Net income	—	—	—	301.7	—	—	—	301.7
Other comprehensive loss, net of taxes	—	—	—	—	(36.5)	—	—	(36.5)

Total comprehensive income								265.2

Cash dividends declared	—	—	—	(58.1)	—	—	—	(58.1)
Stock options exercised	—	—	16.4	—	—	—	—	16.4
Other, net	—	—	—	(3.0)	—	(1.1)	0.4	(3.7)

Balance as of June 30, 2005	$0.7	$1.0	$1,651.0	$3,640.6	$395.7	$(252.5)	$(1.6)	$5,434.9

Balance as of December 31, 2005	$0.7	$1.0	$1,670.8	$3,883.1	$100.7	$(304.2)	$(1.7)	$5,350.4

Comprehensive income:
Net income	—	—	—	400.1	—	—	—	400.1
Other comprehensive loss, net of taxes	—	—	—	—	(302.7)	—	—	(302.7)

Total comprehensive income								97.4

Cash dividends declared	—	—	—	(68.7)	—	—	—	(68.7)
Common shares repurchased under announced program	—	—	—	—	—	(185.3)	—	(185.3)
Stock options exercised	—	—	37.9	—	—	—	—	37.9
Other, net	—	—	5.0	—	—	—	0.1	5.1

Balance as of June 30, 2006	$0.7	$1.0	$1,713.7	$4,214.5	$(202.0)	$(489.5)	$(1.6)	$5,236.8

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$400.1	$301.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments, hedging instruments and hedged items	16.7	(30.0)
Interest credited to policyholder account values	687.8	682.6
Capitalization of deferred policy acquisition costs	(282.5)	(255.8)
Amortization of deferred policy acquisition costs	246.6	238.2
Amortization and depreciation	63.1	74.1
(Increase) decrease in other assets	(101.2)	304.9
Increase (decrease) in policy and other liabilities	139.3	(424.7)
Other, net	14.8	(0.6)

Net cash provided by operating activities	1,184.7	890.4

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	2,769.8	4,412.8
Proceeds from sale of securities available-for-sale	1,835.4	1,138.0
Proceeds from repayments of mortgage loans on real estate	1,115.8	1,162.7
Proceeds from repayments of policy loans and sale of real estate and other invested assets	21.0	129.1
Cost of securities available-for-sale acquired	(3,217.8)	(5,085.6)
Cost of mortgage loans on real estate originated or acquired	(1,069.1)	(1,018.4)
Net (increase) decrease in short-term investments	(100.2)	2.8
Collateral (paid) received – securities lending, net	(305.7)	202.8
Acquisition of subsidiary, net of cash acquired	—	(18.0)
Other, net	(2.3)	(708.6)

Net cash provided by investing activities	1,046.9	217.6

Cash flows from financing activities:
Net (decrease) increase in short-term debt	(62.5)	121.3
Cash dividends paid	(63.9)	(56.6)
Investment and universal life insurance product deposits	1,465.6	1,474.4
Investment and universal life insurance product withdrawals	(3,416.5)	(2,666.1)
Common shares repurchased under announced program	(183.1)	—
Other, net	36.0	12.4

Net cash used in financing activities	(2,224.4)	(1,114.6)

Net increase (decrease) in cash	7.2	(6.6)
Cash, beginning of period	16.4	52.4

Cash, end of period	$23.6	$45.8

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2006 and 2005

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

(2)	Summary of Significant Accounting Policies

A complete summary of the Company’s significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K. During the quarter ended June 30, 2006, there have been no material changes to these policies.

(3)	Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt FIN 48 effective January 1, 2007. The Company is currently unable to quantify the impact of adopting FIN 48.

In March 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets (SFAS 156). SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS 156 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted. The Company plans to adopt SFAS 156 effective January 1, 2007. SFAS 156 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS 140. SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. In summary, SFAS 155: (1) permits an entity to make an irrevocable election to measure any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation at fair value in its entirety, with changes in fair value recognized in earnings; (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company elected to early adopt SFAS 155 as of January 1, 2006. On the date of adoption, there was no impact to the Company’s financial position or results of operations.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, issued by the FASB. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs as a result of the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a new feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. Initial application of SOP 05-1 is required as of the beginning of an entity’s fiscal year. The Company will adopt SOP 05-1 effective January 1, 2007. Although the Company is currently unable to quantify the impact of adoption, SOP 05-1 could have a material impact on the Company’s financial position and/or results of operations.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires companies to expense at fair value all costs resulting from share-based payment transactions, except for equity instruments held by employee share ownership plans. SFAS 123R also amended SFAS No. 95, Statement of Cash Flows, to require excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. In March 2005, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which summarizes the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views on the valuation of share-based payments for public companies. The Company considered this guidance in its adoption of SFAS 123R. SFAS 123R as issued by the FASB was to be effective for the Company as of the beginning of the first reporting period that began after June 15, 2005. However, in April 2005, the SEC adopted a rule that amended the effective date of SFAS 123R. The SEC’s new rule allowed companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, beginning after June 15, 2005. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method. See Note 4 for a complete discussion of the Company’s share-based payments.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (FSP FAS 123R-3). This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. An entity can elect to follow the transition guidance for the additional paid-in capital pool in SFAS 123R or the alternative transition method described in this FSP. An entity that adopts SFAS 123R using either modified retrospective or modified prospective application may make a one-time election to adopt the transition method described in this FSP. The Company elected to use the alternative transition method effective January 1, 2006. The Company’s adoption of FSP FAS 123R-3 did not have a material impact on the Company’s financial position or results of operations.

In October 2005, the FASB issued FSP FAS 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R (FSP FAS 123R-2). This FSP is a practical accommodation in determining the grant date of an award subject to SFAS 123R, assuming all other criteria in the grant date definition have been met. According to this FSP, a mutual understanding of the key terms and conditions of an award to an individual employee will be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements (that is, by the Board or management with the relevant authority) if certain conditions are met. The Company adopted FSP FAS 123R-2 effective January 1, 2006. FSP FAS 123R-2 has not had a material impact on the Company’s financial position or results of operations.

(4)	Share-Based Payments

Effective January 1, 2006, the Company adopted SFAS 123R and began expensing at fair value the costs resulting from share-based payment transactions. The Company recorded share-based payment expense of $2.8 million ($1.8 million net of taxes, or $0.01 per basic and diluted common share) for the three months ended June 30, 2006 and $5.0 million ($3.2 million net of taxes, or $0.02 per basic and diluted common share) for the six months ended June 30, 2006.

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

The following table summarizes the effect on net income and earnings per common share for the periods indicated if the Company had accounted for compensation cost for employee stock options in accordance with the fair value accounting method, as permitted by SFAS 123:

	Period ended June 30, 2005
(in millions, except per share amounts)	Three months	Six months
Net income, as reported	$141.2	$301.7
Less total share-based payment expense determined under fair value method, net of taxes	2.0	4.2

Pro forma net income	$139.2	$297.5

Earnings per common share:
Basic, as reported	$0.92	$1.97
Basic, pro forma	0.91	1.95
Diluted, as reported	0.92	1.96
Diluted, pro froma	0.91	1.94

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

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

Substantially all stock options (1) are non-qualified; (2) are granted with an exercise price at least equal to the fair value of shares on the grant date; (3) have a ten-year term; and (4) vest and become exercisable at the rate of one-third on each annual anniversary date of a three-year period of continued employment or upon retirement. In addition, all vested stock options are exercisable. Restricted stock awards are issued with a specific period of restriction varying by award as determined by the Compensation Committee of the Company’s Board of Directors (Compensation Committee). As of June 30, 2006, there were no outstanding NVA awards, SARs, performance shares or performance units payable in shares of Class A common stock.

The following tables summarize the Company’s stock option activity and related information for the six months ended June 30, 2006:

	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	7,634,265	$35.80
Granted	763,929	42.68
Exercised	(1,061,403)	31.39
Cancelled	(150,583)	41.47

Outstanding, end of period	7,186,208	37.06

Vested and exercisable, end of period	5,506,890	$36.27

As of June 30, 2006, vested and exercisable stock options had an aggregate intrinsic value of approximately $42.1 million with a weighted average remaining contractual term of approximately 5.2 years. Stock options exercised during the three and six month periods ended June 30, 2006 had an aggregate intrinsic value of approximately $3.5 and $13.1 million, respectively.

The following table summarizes information about nonvested employee stock options for the six months ended June 30, 2006:

	Options on Class A common stock	Weighted average grant date fair value
Nonvested, beginning of period	2,284,011	$9.92
Granted	763,929	14.04
Vested	(1,218,039)	8.74
Cancelled	(150,583)	15.29

Nonvested, end of period	1,679,318	12.17

As of June 30, 2006, the total share-based payment cost related to nonvested stock options not yet recognized was approximately $12.5 million. The weighted average period over which this cost is expected to be recognized is approximately 1.4 years.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

The fair values of stock options are estimated on the dates of grant using a Black-Scholes option-pricing model. In accordance with FSP FAS 123R-2, the total of 745,818 stock options awarded by the Compensation Committee in February and March 2006 were not considered granted for accounting purposes until April 2006 when the awards were communicated to recipients. Accordingly, the fair values of these awards were not estimated until the April 2006 effective grant date, and the related expense was recognized in the financial statements beginning in the second quarter of 2006.

The following table summarizes the weighted average fair value of options granted and the weighted average assumptions used to determine the fair value of options granted during the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Weighted average fair value of options granted	$14.04	$11.09	$14.04	$11.02
Dividend yield	2.12%	2.04%	2.12%	2.06%
Expected volatility	31.94%	32.60%	31.94%	32.81%
Risk-free interest rate	4.92%	3.87%	4.92%	3.77%
Expected life (years)	5.9	5.5	5.9	5.5

The dividend yield was estimated considering current dividends and stock prices. Expected volatility was estimated using a weighted average of the Company’s historical actual experience. The risk-free interest rate was estimated based on a U.S. Treasury Bond yield with a remaining term approximating that of the expected option life. The expected option life was estimated using a weighted average of the Company’s actual experience assuming that outstanding options were exercised at the midpoint of the remaining term.

(5)	Goodwill

The following table summarizes changes in the carrying value of goodwill by segment for the periods indicated:

(in millions)	Retirement Plans	Individual Protection	Corporate and Other	Total
Balance as of December 31, 2004	$64.1	$307.4	$10.8	$382.3
Acquisition	18.1	—	—	18.1
Disposal/impairment	—	(25.1)	(10.8)	(35.9)

Balance as of December 31, 2005	82.2	282.3	—	364.5
Impairment	—	(5.5)	—	(5.5)

Balance as of June 30, 2006	$82.2	$276.8	$—	$359.0

The 2005 acquisition of goodwill reflects the Company’s acquisition of Registered Investment Advisors Services, Inc. dba RIA Services, Inc. (RIA) effective February 28, 2005. The other 2005 activity relates to discontinued operations.

The 2006 goodwill impairment represents a write-down to fair value of the portion of NFS’ investment in TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial) that was contributed to a joint venture between TBG Financial and MC Insurance Agency Services, LLC d/b/a Mullin Consulting during the first quarter of 2006.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

(6)	Federal Income Taxes

The Company’s federal income tax returns for tax years 2000-2002 were under Internal Revenue Service (IRS) examination pursuant to a routine audit. Management establishes tax reserves representing its best estimate of additional amounts the Company may be required to pay if certain positions it has taken are challenged and ultimately denied by the IRS. These reserves are reviewed regularly and are adjusted as events occur that management believes impacts the Company’s liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. A significant component of the tax reserve the Company has maintained was related to the separate account dividends received deduction (DRD).

In July 2006, the Company reached substantial agreement with the IRS on all open issues for tax years 2000-2002, including issues related to the DRD. Accordingly, the Company revised its estimate of amounts that may be due in connection with certain tax positions, including the DRD, for all open tax years. As a result of the revised estimate, $114.2 million of tax reserves were released into earnings during the quarter ended June 30, 2006.

Total federal income tax (benefit) expense differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income tax (benefit) expense as follows for the periods indicated:

	Three months ended June 30,
	2006		2005
(in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$64.6	35.0	$67.8	35.0
Reserve release	(114.2)	(61.9)	(0.8)	(0.4)
Tax exempt interest and DRD	(18.3)	(9.9)	(12.8)	(6.6)
Income tax credits	(7.2)	(3.9)	(4.2)	(2.2)
Other, net	1.8	1.0	0.1	0.1

Total	$(73.3)	(39.7)	$50.1	25.9

	Six months ended June 30,
	2006		2005
(in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$128.8	35.0	$144.3	35.0
Reserve release	(114.2)	(31.0)	(0.8)	(0.2)
Tax exempt interest and DRD	(36.6)	(9.9)	(25.8)	(6.3)
Income tax credits	(14.4)	(3.9)	(8.6)	(2.1)
Other, net	4.3	1.1	0.6	0.2

Total	$(32.1)	(8.7)	$109.7	26.6

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

(7)	Shareholders’ Equity

Share Repurchase Program

On August 3, 2005, the Company’s Board of Directors approved a stock repurchase program (the Program). The Program authorizes the Company to repurchase up to an aggregate of $300.0 million in value of shares of its common stock in the open market, in block trades or otherwise, and through privately negotiated transactions. On August 2, 2006, the Board of Directors extended the approval of the Program through December 2007 and authorized repurchases of up to $200.0 million in value of shares of the Company’s common stock in addition to the $300.0 million previously authorized. Repurchases under the program are to be made in compliance with all applicable laws and regulations, including SEC rules. The Program may be superseded or discontinued at any time.

During the six months ended June 30, 2006, the Company repurchased 4,301,578 shares of its Class A common stock for an aggregate of $185.3 million at an average price per share of $43.07. Included in the total shares repurchased were 2,790,698 shares repurchased under an accelerated share repurchase agreement (ASR) for $120.0 million at an average price per share of $43.00. The cost of the ASR was accrued at March 31, 2006 and paid in April 2006. The Company made no share repurchases during the three months ended June 30, 2006. Since the Program’s inception, the Company has repurchased a total of 5,540,728 shares of its Class A common stock for an aggregate of $236.6 million at an average price per share of $42.71. These shares are classified as treasury stock in the condensed consolidated balance sheets.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

Comprehensive Income

The Company’s comprehensive income for the periods presented includes net income and certain items that are reported directly within separate components of shareholders’ equity that are not recorded in net income (other comprehensive income or loss).

The following table summarizes the Company’s other comprehensive (loss) income, before and after federal income tax benefit (expense), for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005
Net unrealized (losses) gains on securities available-for-sale arising during the period:
Net unrealized (losses) gains before adjustments	$(258.5)	$462.5	$(724.3)	$(11.7)
Net adjustment to deferred policy acquisition costs	64.2	(135.5)	159.1	3.5
Net adjustment to value of business acquired	(26.8)	(6.6)	(22.2)	1.4
Net adjustment to future policy benefits and claims	12.4	(41.9)	56.4	(37.3)
Net adjustment to policyholder dividend obligation	15.6	(30.2)	43.9	(8.8)
Related federal income tax benefit (expense)	67.8	(86.9)	170.7	18.5

Net unrealized (losses) gains	(125.3)	161.4	(316.4)	(34.4)

Reclassification adjustment for net realized gains on securities available-for-sale realized during the period:
Net unrealized gains (losses)	13.0	(6.6)	19.1	(33.9)
Related federal income tax (expense) benefit	(4.6)	2.3	(6.7)	11.9

Net reclassification adjustment	8.4	(4.3)	12.4	(22.0)

Other comprehensive (loss) income on securities available-for-sale	(116.9)	157.1	(304.0)	(56.4)

Accumulated net holding (losses) gains on cash flow hedges:
Unrealized holding (losses) gains	(11.1)	24.7	2.0	30.7
Related federal income tax benefit (expense)	3.9	(8.7)	(0.7)	(10.8)

Other comprehensive income on cash flow hedges	(7.2)	16.0	1.3	19.9

Total other comprehensive (loss) income	$(124.1)	$173.1	$(302.7)	$(36.5)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three and six month periods ended June 30, 2006 and 2005.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

(8)	Earnings Per Share

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

The following table presents information relating to the Company’s calculations of basic and diluted earnings per share (EPS) for the periods indicated:

	Three months ended June 30,
	2006			2005
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Income from continuing operations	$257.8	$1.73	$1.72	$143.5	$0.94	$0.93
Discontinued operations, net of taxes	—	—	—	(2.3)	(0.02)	(0.01)

Net income	$257.8	$1.73	$1.72	$141.2	$0.92	$0.92

Weighted average common shares outstanding – basic	149.2			153.0
Dilutive effect of stock options	0.7			0.7

Weighted average common shares outstanding – diluted	149.9			153.7

	Six months ended June 30,
	2006			2005
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Income from continuing operations	$400.1	$2.65	$2.64	$302.7	$1.98	$1.97
Discontinued operations, net of taxes	—	—	—	(1.0)	(0.01)	(0.01)

Net income	$400.1	$2.65	$2.64	$301.7	$1.97	$1.96

Weighted average common shares outstanding – basic	150.7			152.9
Dilutive effect of stock options	0.7			0.7

Weighted average common shares outstanding – diluted	151.4			153.6

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

(9)	Pension Plans

The Company, excluding Nationwide Financial Network (NFN), and certain affiliated companies participate in a defined benefit pension plan sponsored by Nationwide Mutual Insurance Company (NMIC). The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work benefits the Company. NFN also has separate qualified defined benefit pension plans.

The following table summarizes the components of net periodic benefit cost for the NMIC pension plan as a whole, including amounts not related to the Company, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005
Service cost	$36.0	$33.1	$76.0	$67.1
Interest cost	35.4	33.2	72.2	67.4
Expected return on plan assets	(51.9)	(43.6)	(103.9)	(86.1)
Recognized net actuarial loss	6.7	0.2	8.4	1.9
Amortization of prior service cost	(2.4)	1.2	2.3	2.3
Amortization of unrecognized transition asset	—	(0.3)	—	(0.6)

Net periodic benefit cost	$23.8	$23.8	$55.0	$52.0

NMIC and all participating employers, including the Company, expect to contribute $120.0 million to the pension plan during 2006. Through June 30, 2006, $60.0 million had been contributed, all by NMIC. Additional contributions to the plan totaling $60.0 million are anticipated for the remainder of the year, including $16.2 million by the Company. Tax planning strategies influence the timing of plan contributions.

(10)	Contingencies

Legal Matters

The Company is a party to litigation and arbitration proceedings in the ordinary course of its business. It is not possible to determine the ultimate outcome of the pending investigations and legal proceedings or to provide reasonable ranges of potential losses. Some matters, including certain of those referred to below, are in very preliminary stages, and the Company does not have sufficient information to make an assessment of the plaintiffs’ claims for liability or damages. In some of the cases seeking to be certified as class actions, the court has not yet decided whether a class will be certified or (in the event of certification) the size of the class and class period. In many of the cases, the plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages and equitable remedies, which are difficult to quantify and cannot be defined based on the information currently available. The Company does not believe, based on information currently known by the Company’s management, that the outcomes of such pending investigations and legal proceedings are likely to have a material adverse effect on the Company’s consolidated financial position. However, given the large and/or indeterminate amounts sought in certain of these matters and inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Company’s consolidated financial results in a particular quarterly or annual period.

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

June 30, 2006 and 2005

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

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum annual premium and attorneys’ fees. On February 2, 2006, the Court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The Court certified a class consisting of all residents of the United States and the Virgin Islands who, during the Class Period, paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the Class Period that provide for guaranteed maximum premiums, excluding certain specified products. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The Class Period is from February 10, 1990 through February 2, 2006, the date the class was certified. NLIC continues to defend this lawsuit vigorously.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding entitled In Re Mutual Funds Investment Litigation. In response, on May 13, 2005, the plaintiff filed a First Amended Complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The First Amended Complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The First Amended Complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 1, 2006, the District Court granted NLIC’s motion to dismiss the plaintiff’s complaint. On June 30, 2006, the plaintiff filed a notice of appeal. NLIC continues to defend this lawsuit vigorously.

On January 21, 2004, NLIC, Nationwide Life Insurance Company of America (NLICA), Nationwide Life and Annuity Insurance Company (NLAIC), NFS and Nationwide Financial Corporation (collectively referred to as the Companies) were named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, the plaintiff alleges that the Companies and/or their affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Companies. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation; (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders; (3) civil conspiracy; and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust and costs and disbursements, including attorneys’ fees. On December 30, 2005, the Companies filed a motion for summary judgment. On June 15, 2006, the District Court granted the Companies’ motion for summary judgment on all grounds and dismissed the plaintiff’s entire case with prejudice. On June 26, 2006, the plaintiff filed a notice of its intent to appeal the District Court’s decision. The Companies continue to defend this lawsuit vigorously.

On October 31, 2003, NLIC and NLAIC were named in a lawsuit seeking class action status filed in the United States District Court for the District of Arizona. The suit, entitled Robert Helman et al v. Nationwide Life Insurance Company et al, challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, the plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or NLAIC, which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. On July 27, 2004, the District Court granted the motion to dismiss filed by NLIC and NLAIC. On June 7, 2006, the Ninth Circuit Court of Appeals affirmed the District Court’s granting of the motion to dismiss. To the extent this decision is appealed to the U.S. Supreme Court, NLIC and NLAIC intend to continue to defend this lawsuit vigorously.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

On August 15, 2001, NFS and NLIC were named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. Currently, the plaintiffs’ fifth amended complaint, filed March 21, 2006, purports to represent a class of qualified retirement plans under the Employee Retirement Income Security Act of 1974, as amended (ERISA), that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that NLIC and NFS breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by NLIC and NFS, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. To date, the District Court has rejected the plaintiffs’ request for certification of the alleged class. On April 20, 2006, NLIC and NFS filed a motion to dismiss the plaintiffs’ fifth amended complaint. NLIC and NFS continue to defend this lawsuit vigorously.

On October 9, 2003, NLICA was named as one of twenty-six defendants in a lawsuit filed in the United States District Court for the Middle District of Pennsylvania entitled Steven L. Flood, Luzerne County Controller and the Luzerne County Retirement Board on behalf of the Luzerne County Employee Retirement System v. Thomas A. Makowski, Esq., et al. NLICA is a defendant as the successor in interest to Provident Mutual Life Insurance Company, which is alleged to have entered into four agreements to manage assets and investments of the Luzerne County Employee Retirement System (the Plan). In their complaint, the plaintiffs allege that NLICA aided and abetted certain other defendants in breaching their fiduciary duties to the Plan. The plaintiffs also allege that NLICA violated the Federal Racketeer Influenced and Corrupt Organizations Act (RICO) by engaging in and conspiring to engage in an improper scheme to mismanage funds in order to collect excessive fees and commissions and that NLICA was unjustly enriched by the allegedly excessive fees and commissions. The complaint seeks treble compensatory damages, punitive damages, a full accounting, imposition of a constructive trust on all funds paid by the Plan to all defendants, pre- and post-judgment interest, and costs and disbursements, including attorneys’ fees. On August 24, 2004, the District Court issued an order dismissing the count alleging aiding and abetting a breach of fiduciary duty and one of the RICO counts. Fact discovery has been completed, and expert discovery has commenced. NLICA continues to defend this lawsuit vigorously.

Tax Matters

The Company’s federal income tax returns are routinely audited by the IRS. Management has established tax reserves representing its best estimate of additional amounts it may be required to pay if certain tax positions it has taken are challenged and ultimately denied by the IRS. These reserves are reviewed regularly and are adjusted as events occur that management believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items, additional exposure based on current calculations, identification of new issues, release of administrative guidance or rendering of a court decision affecting a particular tax issue. Management believes its tax reserves reasonably provide for potential assessments that may result from IRS examinations and other tax-related matters for all open tax years.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

(11)	Guarantees

Since 2001, the Company has sold $626.1 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of June 30, 2006, the Company held guarantee reserves totaling $6.3 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.44 billion. The Company does not anticipate making any payments related to these guarantees.

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

(12)	Variable Interest Entities

As of June 30, 2006 and December 31, 2005, the Company had relationships with 19 variable interest entities (VIEs), each of which the Company was the primary beneficiary. Each of these VIEs is a conduit that assists the Company in structured product transactions. One of the VIEs is used in the securitization of mortgage loans, while the others are involved in the sale of Tax Credit Funds to third party investors for which the Company provides guaranteed returns (see Note 11). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying condensed consolidated financial statements.

The net assets of these VIEs totaled $446.9 million and $440.6 million as of June 30, 2006 and December 31, 2005, respectively. The following table summarizes the components of net assets as of the dates indicated:

(in millions)	June 30, 2006	December 31, 2005
Mortgage loans on real estate	$9.8	$31.5
Other long-term investments	452.1	478.6
Short-term investments	33.4	42.3
Other assets	41.1	41.3
Short-term debt	(10.6)	(32.6)
Other liabilities	(78.9)	(120.5)

The Company’s total loss exposure from VIEs of which the Company is the primary beneficiary was immaterial as of June 30, 2006 and December 31, 2005 (except for the impact of guarantees disclosed in Note 11). For the mortgage loan VIE, to which the short-term debt relates, the creditors have no recourse against the Company in the event of default by the VIE.

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in a number of Tax Credit Funds of which the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 10 years and allow the Company to experience certain tax credits and other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but of which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $77.7 million and $67.0 million as of June 30, 2006 and December 31, 2005, respectively.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

(13)	Segment Information

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended June 30, 2006
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$144.1	$57.3	$136.2	$—	$337.6
Traditional life insurance and immediate annuity premiums	34.6	—	75.1	—	109.7
Net investment income	193.9	159.8	116.5	101.9	572.1
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(11.0)	(11.0)
Other income	0.6	77.8	5.9	9.6	93.9

Total revenues	373.2	294.9	333.7	100.5	1,102.3

Benefits and expenses:
Interest credited to policyholder account values	132.7	113.0	49.5	50.5	345.7
Life insurance and annuity benefits	49.6	—	106.8	—	156.4
Policyholder dividends on participating policies	—	—	24.5	—	24.5
Amortization of DAC	84.8	10.9	31.8	(1.5)	126.0
Amortization of value of business acquired	2.2	1.2	9.1	—	12.5
Interest expense on debt	—	—	0.1	25.0	25.1
Other operating expenses	51.4	105.4	51.4	19.4	227.6

Total benefits and expenses	320.7	230.5	273.2	93.4	917.8

Income from continuing operations before federal income tax expense	52.5	64.4	60.5	7.1	$184.5

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	11.0
Adjustment to amortization of DAC related to net realized losses				(1.5)

Pre-tax operating earnings	$52.5	$64.4	$60.5	$16.6

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

	Three months ended June 30, 2005
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$132.5	$38.6	$135.9	$—	$307.0
Traditional life insurance and immediate annuity premiums	24.7	—	75.0	—	99.7
Net investment income	219.8	162.3	121.3	83.7	587.1
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	1.7	1.7
Other income	0.3	61.7	6.6	12.5	81.1

Total revenues	377.3	262.6	338.8	97.9	1,076.6

Benefits and expenses:
Interest credited to policyholder account values	149.8	112.2	49.6	36.5	348.1
Life insurance and annuity benefits	42.3	—	103.6	—	145.9
Policyholder dividends on participating policies	—	—	26.3	—	26.3
Amortization of DAC	70.8	11.1	29.1	3.8	114.8
Amortization of value of business acquired	1.9	0.9	8.9	—	11.7
Interest expense on debt	—	—	0.1	26.7	26.8
Other operating expenses	46.4	93.1	58.2	11.7	209.4

Total benefits and expenses	311.2	217.3	275.8	78.7	883.0

Income from continuing operations before federal income tax expense	66.1	45.3	63.0	19.2	$193.6

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(1.7)
Adjustment to the amortization of DAC related to net realized gains	—	—	—	3.8

Pre-tax operating earnings	$66.1	$45.3	$63.0	$21.3

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2006 and 2005

	Six months ended June 30, 2006
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$287.9	$95.4	$275.3	$—	$658.6
Traditional life insurance and immediate annuity premiums	66.5	—	151.0	—	217.5
Net investment income	400.3	324.0	232.7	192.4	1,149.4
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(19.1)	(19.1)
Other income	1.1	154.1	13.1	19.2	187.5

Total revenues	755.8	573.5	672.1	192.5	2,193.9

Benefits and expenses:
Interest credited to policyholder account values	270.4	226.2	95.1	96.1	687.8
Life insurance and annuity benefits	90.6	—	221.9	—	312.5
Policyholder dividends on participating policies	—	—	44.7	—	44.7
Amortization of DAC	182.4	21.0	49.8	(6.6)	246.6
Amortization of value of business acquired	4.5	2.3	17.2	0.1	24.1
Interest expense on debt	—	—	0.3	50.9	51.2
Other operating expenses	99.0	206.0	117.7	36.3	459.0

Total benefits and expenses	646.9	455.5	546.7	176.8	1,825.9

Income from continuing operations before federal income tax expense	108.9	118.0	125.4	15.7	$368.0

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	19.1
Adjustment to amortization of DAC related to net realized losses	—	—	—	(6.6)

Pre-tax operating earnings	$108.9	$118.0	$125.4	$28.2

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

	Six months ended June 30, 2005
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$265.0	$78.3	$272.8	$—	$616.1
Traditional life insurance and immediate annuity premiums	46.8	—	148.8	—	195.6
Net investment income	436.6	328.6	240.4	157.6	1,163.2
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	29.0	29.0
Other income	0.7	119.4	15.4	26.5	162.0

Total revenues	749.1	526.3	677.4	213.1	2,165.9

Benefits and expenses:
Interest credited to policyholder account values	296.4	224.0	95.2	67.0	682.6
Life insurance and annuity benefits	76.1	—	206.0	—	282.1
Policyholder dividends on participating policies	—	—	53.2	—	53.2
Amortization of DAC	153.4	23.4	56.0	5.4	238.2
Amortization of value of business acquired	3.5	1.6	18.6	—	23.7
Interest expense on debt	—	—	0.1	52.8	52.9
Other operating expenses	92.3	184.9	113.5	30.1	420.8

Total benefits and expenses	621.7	433.9	542.6	155.3	1,753.5

Income from continuing operations before federal income tax expense	127.4	92.4	134.8	57.8	$412.4

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(29.0)
Adjustment to amortization of DAC related to net realized gains	—	—	—	5.4

Pre-tax operating earnings	$127.4	$92.4	$134.8	$34.2

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

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

(i)

change in Nationwide Corporation’s control of the Company through its beneficial ownership of 94.7% of the combined voting power of all the outstanding common stock and 64.1% of the economic interest in the Company;

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

(xvii)

adverse litigation results and/or resolution of litigation and/or arbitration or investigation results that could result in monetary damages or impact the manner in which the Company conducts its operations; and

(xviii)

adverse consequences, including financial and reputation costs, regulatory problems and potential loss of customers resulting from failure to meet privacy regulations and/or protect the Company’s customers’ confidential information.

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

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of the Company who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), an indirect wholly-owned subsidiary; NFN producers; The 401(k) Company, an indirect wholly-owned subsidiary; and TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial), a majority-owned subsidiary, through its joint venture with MC Insurance Agency Services, LLC d/b/a Mullin Consulting (Mullin Consulting). The Company also distributes retirement savings products through the agency distribution force of its ultimate majority parent company, Nationwide Mutual Insurance Company (NMIC).

As a result of its initial public offering in March 1997 and subsequent stock related transactions since that date, 35.9% of the economic interest in NFS is publicly owned, with the remainder owned by Nationwide Corporation (Nationwide Corp.), which is a majority-owned subsidiary of NMIC.

Business Segments

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 13 – Segment Information for a discussion of reportable segments, including the components of each segment.

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2006	2005	Change	2006	2005	Change
Individual Investments	$52.5	$66.1	(21)%	$108.9	$127.4	(15)%
Retirement Plans	64.4	45.3	42%	118.0	92.4	28%
Individual Protection	60.5	63.0	(4)%	125.4	134.8	(7)%
Corporate and Other	16.6	21.3	(22)%	28.2	34.2	(18)%

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

Discontinued Operations

During the year ended December 31, 2005, management decided to discontinue the following operations: (1) Cap Pro Holding, Inc. (Cap Pro), a majority-owned subsidiary of NFS that provided broker/dealer, registered investment advisor and insurance agency services to producers of certain certified public accounting firms; (2) Nationwide Financial Services (Bermuda), Ltd. (NFSB), a wholly-owned subsidiary of NFS that sold variable and fixed annuity products; and (3) William J. Lynch & Associates, Inc. (TBG Lynch), a wholly-owned subsidiary of TBG Financial that distributed bank-owned life insurance (BOLI) products. The results of operations of Cap Pro, NFSB and TBG Lynch are reflected as discontinued operations, which ended December 31, 2005.

Nationwide Bank

The Company made an application to the Office of Thrift Supervision of the United States (U.S.) Department of the Treasury (OTS) to expand the powers of its wholly-owned subsidiary, Nationwide Trust Company, FSB (NTC), to include the full range of activities permissible for savings associations under the Home Owners’ Loan Act of 1933 and OTS regulations and to operate under the name Nationwide Bank. The OTS approved this application on April 18, 2006.

On June 16, 2006, Nationwide Bank and Nationwide Federal Credit Union (NFCU) entered into an Agreement and Plan of Merger, dated as of June 16, 2006, pursuant to which Nationwide Bank would acquire 100% of the ownership interests in NFCU for $79.0 million in cash. If approved, the merger consideration will be distributed to all NFCU members on a pro rata basis according to the members’ deposit account balances as of March 31, 2006.

The transaction is subject to a vote of the members of NFCU and approvals by certain federal regulatory agencies, including the OTS, the National Credit Union Administration (NCUA) and the Federal Deposit Insurance Corporation. The application to seek member vote on the proposed merger was approved by the NCUA on July 20, 2006 and was delegated to NCUA Region III for implementation. A special meeting and vote of the members of NFCU is expected to occur during the fourth quarter of 2006.

Critical Accounting Policies and Recently Issued Accounting Standards

The preparation of financial statements in accordance with United States generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates.

The Company’s most critical estimates include those used to determine the following: the balance, recoverability and amortization of DAC for investment products and universal life insurance products; impairment losses on investments; valuation allowances for mortgage loans on real estate; federal income tax provision; the liability for future policy benefits and claims; and pension benefits.

Note 2 to the audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K provides a summary of significant accounting policies. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 3 – Recently Issued Accounting Standards of this report for a discussion of recently issued accounting standards. The Company’s critical accounting policies have not changed materially from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

Results of Operations

Second Quarter – 2006 Compared to 2005

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended June 30,
(in millions)	2006	2005	Change
Revenues:
Policy charges:
Asset fees	$170.0	$156.8	8%
Cost of insurance charges	100.2	96.8	4%
Administrative fees	47.2	27.0	75%
Surrender fees	20.2	26.4	(24)%

Total policy charges	337.6	307.0	10%
Traditional life insurance and immediate annuity premiums	109.7	99.7	10%
Net investment income	572.1	587.1	(3)%
Net realized (losses) gains on investments, hedging instruments and hedged items	(9.9)	2.5	NM
Other income	92.8	80.3	16%

Total revenues	1,102.3	1,076.6	2%

Benefits and expenses:
Interest credited to policyholder account values	345.7	348.1	(1)%
Life insurance and annuity benefits	156.4	145.9	7%
Policyholder dividends on participating policies	24.5	26.3	(7)%
Amortization of DAC	126.0	114.8	10%
Amortization of VOBA	12.5	11.7	7%
Interest expense	25.1	26.8	(6)%
Other operating expenses	227.6	209.4	9%

Total benefits and expenses	917.8	883.0	4%

Income from continuing operations before federal income tax (benefit) expense	184.5	193.6	(5)%
Federal income tax (benefit) expense	(73.3)	50.1	NM

Income from continuing operations	257.8	143.5	80%
Discontinued operations, net of taxes	—	(2.3)	NM

Net income	$257.8	$141.2	83%

The increase in net income primarily was driven by a tax benefit recorded in the three months ended June 30, 2006 compared to tax expense for the comparable period in 2005. This favorable comparison was partially offset by lower income from continuing operations before federal income tax (benefit) expense primarily due to higher other operating expenses; the recognition of net realized losses on investments, hedging instruments and hedged items in 2006 compared to net gains in the prior year; and lower interest spread income. Higher administrative fees, asset fees and other income partially offset the overall decrease in income from continuing operations before federal income tax (benefit) expense.

The Company’s federal income tax returns for tax years 2000-2002 were under Internal Revenue Service (IRS) examination pursuant to a routine audit. Management establishes tax reserves representing its best estimate of additional amounts the Company may be required to pay if certain positions it has taken are challenged and ultimately denied by the IRS. These reserves are reviewed regularly and are adjusted as events occur that management believes impacts the Company’s liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. A significant component of the tax reserve the Company has maintained was related to the separate account dividends received deduction (DRD).

In July 2006, the Company reached substantial agreement with the IRS on all open issues for tax years 2000-2002, including issues related to the DRD. Accordingly, the Company revised its estimate of amounts that may be due in connection with certain tax positions, including the DRD, for all open tax years. As a result of the revised estimate, $114.2 million of tax reserves were released into earnings during the quarter ended June 30, 2006. Therefore, the effective tax rates in 2006 and 2005 are not comparable.

Other operating expenses increased primarily within the Retirement Plans and Corporate and Other segments. The increase within the Retirement Plans segment reflects higher trail commissions from increased average variable assets, business growth in The 401(k) Company and higher asset-based variable expenses. The increase in Corporate and Other was driven by higher information technology expenses and Nationwide Bank start-up costs.

The Company recorded net realized losses on investments, hedging instruments and hedged items during the second quarter of 2006 compared to net realized gains in the prior year primarily due to an increase in gross losses on sales of fixed maturity securities. Due to the rising interest rate environment, the bond market was less favorable in the second quarter of 2006 compared to the same period a year ago.

Interest spread income declined primarily within the Individual Investments segment due to lower general account assets caused by fixed annuity net outflows.

Higher administrative fees primarily were attributable to the Retirement Plans segment due to the withdrawal of funds from a fixed annuity contract. See Part I – Financial Information, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Business Segments – Retirement Plans for further explanation.

Asset fees rose due to increases in both average separate account values and the average asset fee rate charged within the Individual Investments segment. The average variable asset fee rate increased as new business sold with higher-risk features and corresponding higher fee rates influenced the overall average rate.

The increase in other income primarily was attributable to the Retirement Plans segment due to higher average variable assets in the private sector NTC business driven by strong market performance and business growth at The 401(k) Company.

Year-to-Date – 2006 Compared to 2005

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Six months ended June 30,
(in millions)	2006	2005	Change
Revenues:
Policy charges:
Asset fees	$338.9	$313.8	8%
Cost of insurance charges	199.1	193.2	3%
Administrative fees	77.4	57.6	34%
Surrender fees	43.2	51.5	(16)%

Total policy charges	658.6	616.1	7%
Traditional life insurance and immediate annuity premiums	217.5	195.6	11%
Net investment income	1,149.4	1,163.2	(1) %
Net realized (losses) gains on investments, hedging instruments and hedged items	(16.7)	30.0	NM
Other income	185.1	161.0	15%

Total revenues	2,193.9	2,165.9	1%

Benefits and expenses:
Interest credited to policyholder account values	687.8	682.6	1%
Life insurance and annuity benefits	312.5	282.1	11%
Policyholder dividends on participating policies	44.7	53.2	(16)%
Amortization of DAC	246.6	238.2	4%
Amortization of VOBA	24.1	23.7	2%
Interest expense	51.2	52.9	(3)%
Other operating expenses	459.0	420.8	9%

Total benefits and expenses	1,825.9	1,753.5	4%

Income from continuing operations before federal income tax (benefit) expense	368.0	412.4	(11)%
Federal income tax (benefit) expense	(32.1)	109.7	NM

Income from continuing operations	400.1	302.7	32%
Discontinued operations, net of taxes	—	(1.0)	NM

Net income	$400.1	$301.7	33%

The increase in net income primarily was driven by a tax benefit recorded in the three months ended June 30, 2006 compared to tax expense for the comparable period in 2005. This favorable comparison was partially offset by lower income from continuing operations before federal income tax (benefit) expense primarily due to the recognition of net realized losses on investments, hedging instruments and hedged items in 2006 compared to net gains in the prior year; higher other operating expenses; higher life insurance and annuity benefits; and lower interest spread income. Higher asset fees, other income and administrative fees partially offset the overall decrease in income from continuing operations before federal income tax (benefit) expense.

As described in the second quarter section of this discussion, $114.2 million of tax reserves were released into earnings during the quarter ended June 30, 2006. Therefore, the effective tax rates in 2006 and 2005 are not comparable.

The Company recorded net realized losses on investments, hedging instruments and hedged items during the second quarter of 2006 compared to net realized gains in the prior year primarily due to a decline in gross gains and an increase in gross losses on sales of fixed maturity securities. Due to the rising interest rate environment, the bond market was less favorable in the first six months of 2006 compared to the same period a year ago.

Other operating expenses increased in all segments, with the largest increase attributable to the Retirement Plans segment. The increase within Retirement Plans reflects increased trail commissions from higher average variable assets, business growth in The 401(k) Company and the inclusion of six months of expenses in 2006 related to Registered Investment Advisors Services, Inc., dba RIA Services Inc. (RIA) compared to only four months in 2005. In addition, the Individual Protection segment included a goodwill impairment charge representing a write-down to fair value of the portion of NFS’ investment in TBG Financial that was contributed to a joint venture between TBG Financial and MC Insurance Agency Services, LLC d/b/a Mullin Consulting (Mullin Consulting) during the first quarter of 2006.

Higher life insurance and annuity benefits primarily were driven by the Individual Protection segment due to adverse mortality in both the fixed and investment life businesses, partially offset by a waiver of premium reserve release in fixed life. The Individual Investments segment also increased primarily due to higher immediate annuity reserves due to growth in sales relative to a year ago.

Interest spread income decreased primarily within the Individual Investments segment due to lower general account assets caused by fixed annuity net outflows. Additionally, the Individual Protection segment declined due to decreased asset levels and investment yields.

Higher administrative fees primarily were attributable to the Retirement Plans segment due to the withdrawal of funds from a fixed annuity contract. See Part I – Financial Information, Item 2 – (MD&A) – Business Segments – Retirement Plans for further explanation.

Asset fees rose due to increases in both average separate account values and the average asset fee rate charged within the Individual Investments segment. The average variable asset fee rate increased as new business sold with higher-risk features and corresponding higher fee rates influenced the overall average rate.

Higher other income primarily was attributable to the Retirement Plans segment due to higher average variable assets in the private sector NTC business driven by strong market performance. Business growth at The 401(k) Company and the inclusion of six months of income in 2006 related to RIA compared to only four months in 2005 also contributed to the improvement.

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

Life insurance premiums determined on a GAAP basis are significantly different than statutory premiums and deposits. Life insurance premiums determined on a GAAP basis are recognized as revenue when due, as calculated on an accrual basis in proportion to the service provided and performance rendered under the contract. In addition, many life insurance and annuity products involve an initial deposit or a series of deposits from customers. These deposits are accounted for as such on a GAAP basis and therefore are not reflected in the GAAP income statement. On a statutory basis, life insurance premiums collected (cash basis) and deposits received (cash basis) are aggregated and reported as statutory premiums and annuity consideration revenues.

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

Second Quarter – 2006 Compared to 2005

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended June 30,
(in millions)	2006	2005	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$1,116.3	$832.4	34%
Private label annuities	96.7	95.3	1%
NFN and other	1.0	1.3	(23)%

Total individual variable annuities	1,214.0	929.0	31%
Individual fixed annuities	45.8	67.6	(32)%
Income products	55.9	47.7	17%
Advisory services program	70.1	63.8	10%

Total Individual Investments	1,385.8	1,108.1	25%

Retirement Plans
Private sector:
The BEST of AMERICA annuity products	327.8	357.5	(8)%
The BEST of AMERICA trust products	976.9	888.7	10%
The 401(k) Company	422.3	323.7	30%
NFN products	40.6	41.7	(3)%
Other	20.8	16.0	30%

Total private sector	1,788.4	1,627.6	10%

Public sector:
IRC Section 457 annuities	389.0	394.4	(1)%
Administration-only agreements	604.2	590.4	2%

Total public sector	993.2	984.8	1%

Total Retirement Plans	2,781.6	2,612.4	6%

Individual Protection
Corporate-owned life insurance	146.7	142.9	3%
Traditional/universal life insurance	125.3	129.6	(3)%
The BEST of AMERICA variable life series	110.1	109.1	1%
NFN variable life products	51.4	56.2	(9)%

Total Individual Protection	433.5	437.8	(1)%

Total sales	$4,600.9	$4,158.3	11%

See Part I – Financial Information, Item 2 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended June 30,
(in millions)	2006	2005	Change
Non-affiliated:
Independent broker/dealers	$1,380.7	$1,292.1	7%
Financial institutions	580.7	470.5	23%
Wirehouse and regional firms	555.6	479.2	16%
Pension plan administrators	139.6	116.0	20%
Life insurance specialists	84.0	104.3	(19)%

Total non-affiliated sales	2,740.6	2,462.1	11%

Affiliated:
NRS	1,001.2	993.7	1%
The 401(k) Company	422.3	323.7	30%
Nationwide agents	203.1	184.9	10%
NFN producers	171.0	155.3	10%
TBG Financial	62.7	38.6	62%

Total affiliated sales	1,860.3	1,696.2	10%

Total sales	$4,600.9	$4,158.3	11%

The increase in total sales primarily was driven by strong sales of the recently introduced Lifetime Income (L.Inc.) and Capital Preservation Plus Lifetime Income (CPPLI) product riders in the Individual Investments segment. Improved Retirement Plans sales, led by The 401(k) Company, also contributed to the overall increase.

Increased sales in the independent broker/dealers and financial institutions channels were driven by increased variable annuity sales, specifically L.Inc. and CPPLI as mentioned above.

Sales generated by The 401(k) Company continued to grow as a result of larger annual employer discretionary contributions compared to the prior year and increased plan enrollments.

Higher sales through the wirehouse and regional firms channel were driven by increases in sales of variable annuity products with living benefit features and private sector retirement plans.

Year-to-Date – 2006 Compared to 2005

The following table summarizes sales by product and segment for the periods indicated:

	Six months ended June 30,
(in millions)	2006	2005	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$2,028.8	$1,647.8	23%
Private label annuities	169.7	184.5	(8)%
NFN and other	1.9	2.5	(24)%

Total individual variable annuities	2,200.4	1,834.8	20%
Individual fixed annuities	85.3	130.3	(35)%
Income products	114.4	92.6	24%
Advisory services program	132.7	117.0	13%

Total Individual Investments	2,532.8	2,174.7	17%

Retirement Plans
Private sector:
The BEST of AMERICA annuity products	678.8	750.1	(10)%
The BEST of AMERICA trust products	2,254.4	2,055.7	10%
The 401(k) Company	958.2	750.5	28%
NFN products	97.1	94.9	2%
Other	33.4	39.1	(15)%

Total private sector	4,021.9	3,690.3	9%

Public sector:
IRC Section 457 annuities	796.3	768.2	4%
Administration-only agreements	1,216.8	1,168.9	4%

Total public sector	2,013.1	1,937.1	4%

Total Retirement Plans	6,035.0	5,627.4	7%

Individual Protection
Corporate-owned life insurance	428.9	377.7	14%
Traditional/universal life insurance	243.4	250.5	(3)%
The BEST of AMERICA variable life series	220.2	212.8	3%
NFN variable life products	107.6	116.2	(7)%

Total Individual Protection	1,000.1	957.2	5%

Total sales	$9,567.9	$8,759.3	9%

See Part I – Financial Information, Item 2 – MD&A – Business Segments of this report for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Six months ended June 30,
(in millions)	2006	2005	Change
Non-affiliated:
Independent broker/dealers	$2,868.5	$2,777.7	3%
Financial institutions	1,104.4	984.9	12%
Wirehouse and regional firms	1,145.7	981.1	17%
Pension plan administrators	275.5	255.9	8%
Life insurance specialists	256.6	230.9	11%

Total non-affiliated sales	5,650.7	5,230.5	8%

Affiliated:
NRS	2,029.7	1,953.2	4%
The 401(k) Company	958.2	750.5	28%
Nationwide agents	399.5	361.8	10%
NFN producers	356.7	316.2	13%
TBG Financial	173.1	147.1	18%

Total affiliated sales	3,917.2	3,528.8	11%

Total sales	$9,567.9	$8,759.3	9%

The increase in total sales primarily was driven by strong sales in the Retirement Plans segment, led by The 401(k) Company. Additionally, improved variable annuity sales in the Individual Investments segment, primarily due to the strong performance of the L.Inc. and CPPLI product riders, contributed to the overall increase.

Increased sales in the independent broker/dealers and financial institutions channels were driven by increased variable annuity sales, specifically L.Inc. and CPPLI as mentioned above.

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

Business Segments

Individual Investments

Second Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended June 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$125.0	$112.7	11%
Administrative fees	4.9	3.6	36%
Surrender fees	14.2	16.2	(12)%

Total policy charges	144.1	132.5	9%
Premiums on income products	34.6	24.7	40%
Net investment income	193.9	219.8	(12)%
Other income	0.6	0.3	100%

Total revenues	373.2	377.3	(1)%

Benefits and expenses:
Interest credited to policyholder account values	132.7	149.8	(11)%
Annuity benefits and claims	49.6	42.3	17%
Amortization of DAC	84.8	70.8	20%
Amortization of VOBA	2.2	1.9	16%
Other operating expenses	51.4	46.4	11%

Total benefits and expenses	320.7	311.2	3%

Pre-tax operating earnings	$52.5	$66.1	(21)%

Other Data
Sales:
Individual variable annuities	$1,214.0	$929.0	31%
Individual fixed annuities	45.8	67.6	(32)%
Income products	55.9	47.7	17%
Advisory services program	70.1	63.8	10%

Total sales	$1,385.8	$1,108.1	25%

Average account values:
General account	$14,374.0	$16,223.7	(11)%
Separate account	36,815.8	35,060.4	5%
Advisory services program	491.6	281.5	75%

Total average account values	$51,681.4	$51,565.6	—

Pre-tax operating earnings to average account values	0.41%	0.51%

The decrease in pre-tax operating earnings primarily was driven by higher amortization of DAC, lower interest spread income and increased annuity benefits and claims. Higher asset fees and premiums on income products partially offset the overall decrease.

Higher amortization of DAC primarily was due to higher variable annuity gross profits driven by higher asset levels.

The following table summarizes the interest spread on Individual Investments segment average general account values for the periods indicated:

	Three months ended June 30,
	2006	2005
Net investment income	5.56%	5.57%
Interest credited	3.69%	3.69%

Interest spread on average general account values	1.87%	1.88%

Interest spread margins declined during the second quarter of 2006 to 187 basis points compared to 188 basis points in the same period a year ago. Included in the current quarter were 9 basis points, or $3.3 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 17 basis points, or $6.8 million, in the same period a year ago. Interest spread income declined primarily due to lower general account assets caused by fixed annuity net outflows.

Higher annuity benefits and claims were driven by increased immediate annuity reserves due to growth in sales relative to a year ago. This increase is consistent with the increase in premiums on income products noted below.

Asset fees rose due to increases in both average separate account values and the average asset fee rate charged, with approximately equal contributions from each component. Asset fees are calculated daily and charged as a percentage of separate account values. The average variable asset fee rate increased to 1.36% from 1.29% in the prior year quarter as new business sold with higher-risk features and corresponding higher fee rates influenced the overall average rate.

The increase in premiums on income products was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity products. The Federal Funds rate was 3.25% at June 30, 2005 compared to 5.25% at June 30, 2006.

Higher sales were driven by the variable annuity business as production rose due to continued strong momentum from the recently introduced L.Inc. and CPPLI product riders and the implementation of more targeted sales processes. L.Inc. and CPPLI accounted for $191.7 and $126.2 of the increase in sales over the second quarter of 2005.

Year-to-Date – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Six months ended June 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$249.0	$225.3	11%
Administrative fees	9.5	7.8	22%
Surrender fees	29.4	31.9	(8)%

Total policy charges	287.9	265.0	9%
Premiums on income products	66.5	46.8	42%
Net investment income	400.3	436.6	(8)%
Other income	1.1	0.7	57%

Total revenues	755.8	749.1	1%

Benefits and expenses:
Interest credited to policyholder account values	270.4	296.4	(9)%
Annuity benefits and claims	90.6	76.1	19%
Amortization of DAC	182.4	153.4	19%
Amortization of VOBA	4.5	3.5	29%
Other operating expenses	99.0	92.3	7%

Total benefits and expenses	646.9	621.7	4%

Pre-tax operating earnings	$108.9	$127.4	(15)%

Other Data
Sales:
Individual variable annuities	$2,200.4	$1,834.8	20%
Individual fixed annuities	85.3	130.3	(35)%
Income products	114.4	92.6	24%
Advisory services program	132.7	117.0	13%

Total sales	$2,532.8	$2,174.7	17%

Average account values:
General account	$14,586.6	$16,267.7	(10)%
Separate account	36,478.6	35,350.3	3%
Advisory services program	464.9	253.0	84%

Total average account values	$51,530.1	$51,871.0	(1)%

Account values as of period end:
Individual variable annuities	$41,140.7	$40,726.4	1%
Individual fixed annuities	7,425.0	8,731.8	(15)%
Income products	1,970.6	1,935.0	2%
Advisory services program	508.1	314.6	62%

Total account values	$51,044.4	$51,707.8	(1)%

GMDB - Net amount at risk, net of reinsurance	$204.8	$284.0	(28)%
GMDB- Reserves, net of reinsurance	$29.9	$25.3	18%
Pre-tax operating earnings to average account values	0.42%	0.49%

The decrease in pre-tax operating earnings primarily was driven by higher amortization of DAC and annuity benefits and claims and lower interest spread income. Increased asset fees and premiums on income products partially offset the overall decrease.

Higher amortization of DAC primarily was due to higher variable annuity gross profits driven by higher asset levels.

Higher annuity benefits and claims were driven by increased immediate annuity reserves due to growth in sales relative to a year ago. This increase is consistent with the increase in premiums on income products noted below.

The following table summarizes the interest spread on Individual Investments segment average general account values for the periods indicated:

	Six months ended June 30,
	2006	2005
Net investment income	5.66%	5.52%
Interest credited	3.71%	3.64%

Interest spread on average general account values	1.95%	1.88%

Interest spread margins increased during the first six months of 2006 to 195 basis points compared to 188 basis points in the same period a year ago. Included in the current period were 10 basis points, or $7.4 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 17 basis points, or $13.8 million, in the same period a year ago. Interest spread income declined primarily due to lower general account assets caused by fixed annuity net outflows. For the full year 2006, the Company expects interest spread margins to remain relatively stable and projects full year spreads of 190 to 195 basis points, including a nominal level of prepayment activity during the remainder of the year.

Asset fees rose due to increases in both average separate account values and the average asset fee rate charged, with approximately equal contributions from each component. The average variable asset fee rate increased to 1.37% from 1.27% in the comparable prior year period as new business sold with higher-risk features and corresponding higher fee rates influenced the overall average rate.

The increase in premiums on income products was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity products.

Higher sales were driven by the variable annuity business as production rose due to continued strong momentum from the recently introduced L.Inc. and CPPLI product riders and the implementation of more targeted sales processes. CPPLI and L.Inc. accounted for $319.1 and $207.3 of the increase in sales over the first six months of 2005.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of June 30, 2006:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$25.3	—	$1,055.1	4.23%	$—	N/A	$1,080.4	4.13%
Minimum interest rate of 3.00% to 3.49%	2,629.0	4.78%	5,309.7	3.10%	—	N/A	7,938.7	3.65%
Minimum interest rate lower than 3.00%	871.2	3.28%	633.0	3.48%	22.2	3.58%	1,526.4	3.37%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,638.7	3.07%	1,638.7	3.07%

Total deferred individual fixed annuities	$3,525.5	4.38%	$6,997.8	3.30%	$1,660.9	3.08%	$12,184.2	3.58%

Retirement Plans

Second Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended June 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$33.6	$34.1	(1)%
Administrative fees	22.6	2.0	NM
Surrender fees	1.1	2.5	(56)%

Total policy charges	57.3	38.6	48%
Net investment income	159.8	162.3	(2)%
Other income	77.8	61.7	26%

Total revenues	294.9	262.6	12%

Benefits and expenses:
Interest credited to policyholder account values	113.0	112.2	1%
Amortization of DAC	10.9	11.1	(2)%
Amortization of VOBA	1.2	0.9	33%
Other operating expenses	105.4	93.1	13%

Total benefits and expenses	230.5	217.3	6%

Pre-tax operating earnings	$64.4	$45.3	42%

Other Data
Sales:
Private sector	$1,788.4	$1,627.6	10%
Public sector	993.2	984.8	1%

Total sales	$2,781.6	$2,612.4	6%

Average account values:
General account	$11,050.0	$10,795.0	2%
Separate account	18,155.5	19,582.4	(7)%
Non-insurance assets	16,085.7	11,914.9	35%
Administration-only	42,162.9	35,400.4	19%

Total average account values	$87,454.1	$77,692.7	13%

Pre-tax operating earnings to average account values	0.29%	0.23%

The increase in pre-tax operating earnings primarily was driven by higher administrative fees and other income, partially offset by higher other operating expenses.

Higher administrative fees primarily were attributable to the withdrawal of funds from a fixed annuity contract, which resulted in an $18.6 million policy adjustment that led to an increase in policy fees.

The increase in other income, which includes administrative fees from non-insurance retirement and deferred compensation plans and asset-based fees from the NTC small-plan 401(k) platform, primarily was driven by higher other asset fees and mutual fund revenue of $8.8 million and $6.5 million, respectively, resulting from higher average variable assets.

The increase in other operating expenses reflects higher trail commissions ($4.8 million) from increased average variable assets, business growth in The 401(k) Company and higher asset-based variable expenses. Trail commissions represent compensation paid to the Company’s producing firms that is based on the level of assets under management rather than new deposits made in a given time period. Instead of paying a one-time amount at the point of sale, a smaller payment is made each period that the business remains in force. In some cases, a combination of both types of compensation is paid.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the periods indicated:

	Three months ended June 30,
	2006	2005
Net investment income	5.78%	6.01%
Interest credited	4.09%	4.16%

Interest spread on average general account values	1.69%	1.85%

Interest spread margins declined to 169 basis points in the second quarter of 2006 compared to 185 basis points for the comparable period a year ago. Included in the current quarter were 6 basis points, or $1.6 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 19 basis points, or $5.2 million, in the same period a year ago.

Higher private sector sales continued to be driven by strong growth at The 401(k) Company primarily due to increased flows from conversions of large plans in the fourth quarter of 2005 and the first quarter of 2006 along with larger annual employer discretionary contributions compared to the prior year.

Public sector sales growth was due to higher rates of plan transfers, which were partially offset by the fixed annuity contract withdrawal mentioned above.

Year-to-Date – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Six months ended June 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$67.5	$69.2	(3)%
Administrative fees	25.3	4.5	NM
Surrender fees	2.6	4.6	(44)%

Total policy charges	95.4	78.3	22%
Net investment income	324.0	328.6	(1)%
Other income	154.1	119.4	29%

Total revenues	573.5	526.3	9%

Benefits and expenses:
Interest credited to policyholder account values	226.2	224.0	1%
Amortization of DAC	21.0	23.4	(10)%
Amortization of VOBA	2.3	1.6	44%
Other operating expenses	206.0	184.9	11%

Total benefits and expenses	455.5	433.9	5%

Pre-tax operating earnings	$118.0	$92.4	28%

Other Data
Sales:
Private sector	$4,021.9	$3,690.3	9%
Public sector	2,013.1	1,937.1	4%

Total sales	$6,035.0	$5,627.4	7%

Average account values:
General account	$11,102.1	$10,701.4	4%
Separate account	18,724.8	19,828.2	(6)%
Non-insurance assets	15,550.3	11,462.7	36%
Administration-only	40,591.7	35,356.6	15%

Total average account values	$85,968.9	$77,348.9	11%

Account values as of period end:
Private sector	$46,650.1	$39,324.9	19%
Public sector	40,278.9	38,968.6	3%

Total account values	$86,929.0	$78,293.5	11%

Pre-tax operating earnings to average account values	0.27%	0.24%

The increase in pre-tax operating earnings primarily was driven by higher administrative fees and other income, partially offset by higher other operating expenses.

Higher administrative fees primarily were attributable to the withdrawal of funds from a fixed annuity contract, which resulted in an $18.6 million policy adjustment that led to an increase in policy fees.

The increase in other income primarily was driven by higher other asset fees and mutual fund revenue of $19.0 million and $13.9 million, respectively, resulting from higher average variable assets.

The increase in other operating expenses reflects increased trail commissions ($9.6 million) from higher average variable assets, business growth in The 401(k) Company and the inclusion of six months of expenses in 2006 related to RIA compared to only four months in 2005.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the periods indicated:

	Six months ended June 30,
	2006	2005
Net investment income	5.83%	6.14%
Interest credited	4.07%	4.19%

Interest spread on average general account values	1.76%	1.95%

Interest spread margins declined to 176 basis points for the first six months of 2006 compared to 195 basis points for the comparable period a year ago. Included in the current period were 8 basis points, or $4.1 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 22 basis points, or $11.9 million, in the same period a year ago. For the full year 2006, the Company expects interest spread margins to increase slightly and projects full year spreads of 180 to 185 basis points, including a nominal level of prepayment activity during the remainder of the year.

Higher private sector sales continued to be driven by strong growth at The 401(k) Company primarily due to increased flows from larger annual employer discretionary contributions compared to the prior year and the conversion of several large plans during the first quarter of 2006.

Public sector sales increased due to increased flows from existing cases and higher rates of plan transfers, especially IAFF cases. These increases were partially offset by the fixed annuity contract withdrawal mentioned previously.

Individual Protection

Second Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended June 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$11.4	$10.0	14%
Surrender fees	4.9	7.7	(36)%
Administrative fees	19.7	21.4	(8)%
Cost of insurance charges	100.2	96.8	4%

Total policy charges	136.2	135.9	—
Traditional life insurance premiums	75.1	75.0	—
Net investment income	116.5	121.3	(4)%
Other income	5.9	6.6	(11)%

Total revenues	333.7	338.8	(2)%

Benefits and expenses:
Interest credited to policyholder account values	49.5	49.6	—
Life insurance benefits	106.8	103.6	3%
Policyholder dividends on participating policies	24.5	26.3	(7)%
Amortization of DAC	31.8	29.1	9%
Amortization of VOBA	9.1	8.9	2%
Other operating expenses	51.5	58.3	(12)%

Total benefits and expenses	273.2	275.8	(1)%

Pre-tax operating earnings	$60.5	$63.0	(4)%

Other Data
Sales:
Corporate-owned life insurance	$146.7	$142.9	3%
Traditional/universal life insurance	125.3	129.6	(3)%
The BEST of AMERICA variable life series	110.1	109.1	1%
NFN variable life products	51.4	56.2	(9)%

Total sales	$433.5	$437.8	(1)%

Lower pre-tax operating earnings primarily were driven by a decline in net investment income and surrender fees and an increase in life insurance benefits. Lower other operating expenses and policyholder dividends on participating policies partially offset the overall decline.

Net investment income declined primarily due to lower yields and the declining level of assets within the fixed life business closed block.

Lower surrender fees were driven by fewer early duration surrenders and the expiration of the surrender period as a result of the aging of the NFN investment life existing block of business.

Higher life insurance benefits were due to increased claims in the fixed life business. However, policyholder dividends on participating policies declined in the traditional life business primarily due to a reduced dividend scale form the prior year quarter for this business.

The decrease in other operating expenses primarily resulted from higher software capitalization due to a higher spending rate on capitalizable systems development projects compared to the prior year quarter and lower premium taxes.

Year-to-Date – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Six months ended June 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$22.4	$19.3	16%
Surrender fees	11.2	15.0	(25)%
Administrative fees	42.6	45.3	(6)%
Cost of insurance charges	199.1	193.2	3%

Total policy charges	275.3	272.8	1%
Traditional life insurance premiums	151.0	148.8	2%
Net investment income	232.7	240.4	(3)%
Other income	13.1	15.4	(15)%

Total revenues	672.1	677.4	(1)%

Benefits and expenses:
Interest credited to policyholder account values	95.1	95.2	—
Life insurance benefits	221.9	206.0	8%
Policyholder dividends on participating policies	44.7	53.2	(16)%
Amortization of DAC	49.8	56.0	(11)%
Amortization of VOBA	17.2	18.6	(8)%
Other operating expenses	118.0	113.6	4%

Total benefits and expenses	546.7	542.6	1%

Pre-tax operating earnings	$125.4	$134.8	(7)%

Other Data
Sales:
Corporate-owned life insurance	$428.9	$377.7	14%
Traditional/universal life insurance	243.4	250.5	(3)%
The BEST of AMERICA variable life series	220.2	212.8	3%
NFN variable life products	107.6	116.2	(7)%

Total sales	$1,000.1	$957.2	5%

Policy reserves as of period end:
Individual investment life insurance	$5,435.3	$4,994.9	9%
Corporate investment life insurance	7,164.8	6,338.1	13%
Traditional life insurance	4,301.0	4,227.9	2%
Universal life insurance	1,129.7	1,043.4	8%

Total policy reserves	$18,030.8	$16,604.3	9%

Insurance in force as of period end:
Individual investment life insurance	$57,336.8	$56,756.8	1%
Corporate investment life insurance	24,061.2	23,184.9	4%
Traditional life insurance	39,040.1	34,628.5	13%
Universal life insurance	9,476.0	8,776.5	8%

Total insurance in force	$129,914.1	$123,346.7	5%

The decline in pre-tax operating earnings primarily was driven by higher life insurance benefits, lower net investment income and higher other operating expenses. Lower policyholder dividends on participating policies and amortization of DAC and increased policy charges partially offset the overall decline.

Higher life insurance benefits were due to adverse mortality in both the fixed and investment life businesses, partially offset by a $3.3 million waiver of premium reserve release in fixed life during the first quarter of 2006. The overall increase in total policyholder benefits was also partially offset by lower policyholder dividends on participating policies, driven by a lower current dividend scale.

Lower net investment income was due to lower yields and the declining level of assets within the fixed life business closed block.

The increase in other operating expenses primarily resulted from a $5.5 million goodwill impairment charge in the first quarter of 2006 related to the new TBG Financial joint venture with Mullin Consulting. Lower premium taxes as well as additional software capitalization due to increased capitalizable project spending served to partially offset the overall increase.

The decrease in amortization of DAC primarily was attributable to lower overall margins mostly due to the items mentioned above and additional amortization on one large COLI case that lapsed in the first quarter of 2005.

Higher policy charges were driven by an increase in cost of insurance charges primarily due to increased business in force throughout the segment combined with the aging of the individual life business block. Lower surrender fees, primarily due to fewer early duration surrenders, partially offset the overall increase in policy charges.

The overall sales improvement primarily was due to higher COLI sales driven by the addition of two large cases that closed during the first quarter of 2006.

Corporate and Other

Second Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended June 30,
(in millions)	2006	2005	Change
Statements of Income Data
Operating revenues:
Net investment income	$101.9	$83.7	22%
Other income	9.6	12.5	(23)%

Total operating revenues	111.5	96.2	16%

Benefits and operating expenses:
Interest credited to policyholder account values	50.5	36.5	38%
Interest expense on debt	25.0	26.7	(6)%
Other operating expenses	19.4	11.7	66%

Total benefits and operating expenses	94.9	74.9	27%

Pre-tax operating earnings	16.6	21.3	(22)%
Net realized (losses) gains on investments, hedging instruments and hedged items[1]	(11.0)	1.7	NM
Adjustment to amortization of DAC related to net realized losses (gains)	1.5	(3.8)	NM

Income from continuing operations before federal income taxes	$7.1	$19.2	(63)%

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

Pre-tax operating earnings decreased primarily due to higher other operating expenses and lower other income, partially offset by an increase in interest spread income.

The increase in other operating expenses primarily was driven by additional investments in broker dealer projects ($1.9 million) and Nationwide Bank start-up costs ($1.7 million).

Other income declined due to a decrease in the number of structured products transactions as margins on these deals compressed.

Higher interest spread income primarily was due to a slight increase in average interest rates due to the generally rising rate environment.

The Company recorded net realized losses on investments, hedging instruments and hedged items during the second quarter of 2006 compared to net realized gains in the prior year primarily due to an increase in gross losses on sales of fixed maturity securities. Due to the rising interest rate environment, the bond market was less favorable in the second quarter of 2006 compared to the same period a year ago.

The following table summarizes net realized (losses) gains on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended June 30,
(in millions)	2006	2005
Total realized gains on sales, net of hedging losses	$18.3	$14.7
Total realized losses on sales, net of hedging gains	(29.3)	(6.5)
Total other-than-temporary and other investment impairments	(3.9)	(5.7)
Credit default swaps	(0.1)	(0.7)
Periodic net coupon settlements on non-qualifying derivatives	0.4	(0.2)
Other derivatives	5.2	1.2
Trading portfolio valuation (loss) gain	(0.7)	0.8

Total realized (losses) gains before adjustments	(10.1)	3.6
Amounts credited to policyholder dividend obligation	(1.0)	(1.1)
Other	1.2	—

Net realized (losses) gains on investments, hedging instruments and hedged items	$(9.9)	$2.5

Year-to-Date – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Six months ended June 30,
(in millions)	2006	2005	Change
Statements of Income Data
Operating revenues:
Net investment income	$192.4	$157.6	22%
Other income	19.2	26.5	(28)%

Total operating revenues	211.6	184.1	15%

Benefits and operating expenses:
Interest credited to policyholder account values	96.1	67.0	43%
Interest expense on debt	50.9	52.8	(4)%
Other operating expenses	36.4	30.1	21%

Total benefits and operating expenses	183.4	149.9	22%

Pre-tax operating earnings	28.2	34.2	(18)%
Net realized (losses) gains on investments, hedging instruments and hedged items[1]	(19.1)	29.0	NM
Adjustment to amortization of DAC related to net realized losses (gains)	6.6	(5.4)	NM

Income from continuing operations before federal income taxes	$15.7	$57.8	(73)%

Other Data
Account values as of period end-
Funding agreements backing medium-term notes	$4,047.4	$4,009.1	1%

[1]	Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, and trading portfolio valuation changes).

Pre-tax operating earnings decreased primarily due to higher other operating expenses and lower other income, partially offset by an increase in interest spread income.

The increase in other operating expenses primarily was driven by higher broker dealer project costs ($3.1 million) and Nationwide Bank start-up costs ($3.0 million).

Other income declined due to lower structured products earnings and fewer transactions in 2006 due to margin compression.

Higher interest spread income primarily was due to an increase in average interest rates.

The Company recorded net realized losses on investments, hedging instruments and hedged items during the second quarter of 2006 compared to net realized gains in the prior year primarily due to a decline in gross gains and an increase in gross losses on sales of fixed maturity securities. Due to the rising interest rate environment, the bond market was less favorable in the first six months of 2006 compared to the same period a year ago.

The following table summarizes net realized (losses) gains on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Six months ended June 30,
(in millions)	2006	2005
Total realized gains on sales, net of hedging losses	$31.0	$53.6
Total realized losses on sales, net of hedging gains	(49.0)	(11.3)
Total other-than-temporary and other investment impairments	(4.8)	(10.3)
Credit default swaps	(0.3)	(2.4)
Periodic net coupon settlements on non-qualifying derivatives	1.0	(0.3)
Other derivatives	6.0	1.9
Trading portfolio valuation (loss) gain	(1.5)	0.6

Total realized (losses) gains before adjustments	(17.6)	31.8
Amounts credited to policyholder dividend obligation	(0.9)	(2.4)
Other	1.8	0.6

Net realized (losses) gains on investments, hedging instruments and hedged items	$(16.7)	$30.0

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

The following table summarizes for the six months ended June 30, 2006 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

				June 30, 2006
(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	Holdings[1]	Net unrealized gain (loss)
U.S. government agency securities that were sold at a loss in 2006. No impairment is necessary on the remaining holdings.	173.1	(3.5)	—	744.4	23.7
A bank and thrift holding company which offers various financial services to consumers and small businesses in the United States. A portion of the securities was sold in the second quarter of 2006. The Company has the ability and intent to hold the remaining securities to recovery.	47.6	(2.7)	—	133.6	(8.7)
A service company that provides electronic commerce and payment services for businesses and consumers worldwide. A portion of the securities was sold in the first quarter of 2006. The Company has the ability and intent to hold the remaining securities to recovery.	39.4	(2.1)	—	8.8	(0.5)
U.S. government securities that were sold at a loss in 2006. No impairment is necessary on the remaining holdings.	118.3	(1.8)	—	230.0	1.4
A service company that provides business process and information technology outsourcing solutions to commercial and government clients. A small portion of the securities was sold in the first quarter of 2006. The Company has the ability and intent to hold the remaining securities to recovery.	12.9	(1.1)	—	17.6	(1.3)

Total	$391.3	$(11.2)	$—	$1,134.4	$14.6

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

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

The Company’s capital structure consists of long-term debt and shareholders’ equity. The following table summarizes the Company’s capital structure as of the dates indicated:

(in millions)	June 30, 2006	December 31, 2005
Long-term debt	$1,398.4	$1,398.0

Shareholders’ equity, excluding accumulated other comprehensive (loss) income	5,438.8	5,249.7
Accumulated other comprehensive (loss) income	(202.0)	100.7

Total shareholders’ equity	5,236.8	5,350.4

Total capital	$6,635.2	$6,748.4

NFS is a holding company whose principal assets are the common stock of NLIC and NLICA. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments and dividends from NLIC, NLICA and other subsidiaries.

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory capital and surplus as of December 31, 2005 was $2.60 billion, and statutory net income for 2005 was $462.5 million. As of July 1, 2006, NLIC could pay dividends to NFS totaling $192.5 million without obtaining prior approval. During the three months ended March 31 and June 30, 2006, NLIC paid dividends to NFS of $70.0 million and $40.0 million, respectively.

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

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the Pennsylvania Insurance Department either approves or does not disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. The statutory capital and surplus of NLICA as of December 31, 2005 was $660.2 million, and statutory net income for the year ended December 31, 2005 was $112.7 million. As of July 1, 2006, NLICA could pay dividends to NFS totaling $87.7 million without obtaining prior approval.

NFS currently does not expect such regulatory requirements to impair the ability of its insurance subsidiaries to pay sufficient dividends in order for NFS to have the necessary funds available to meet its obligations.

The Company has additional financing capacity under a shelf registration statement dated March 31, 2006. Under the shelf registration statement, NFS can issue various security instruments including, but not limited to, unsecured senior or subordinated debt securities, preferred stock, Class A common stock, warrants, stock purchase contracts or stock purchase units. In conjunction with owned trusts, capital securities guaranteed by NFS also may be issued.

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 7 – Shareholders’ Equity for a description of the Company’s stock repurchase program and its impact on liquidity.

Short-Term Debt

The Company has available as a source of funds a $1.00 billion revolving variable rate credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $2.60 billion and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of June 30, 2006, the Company and NLIC were in compliance with all covenants. The Company had no amounts outstanding under this agreement as of June 30, 2006. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had no commercial paper outstanding as of June 30, 2006 and $134.7 million outstanding as of December 31, 2005.

In addition, the Company has a majority-owned subsidiary that has available an annually renewable, 364-day, $10.0 million variable rate line of credit agreement with a single financial institution. The line of credit is guaranteed by NFS and is included in the condensed consolidated balance sheets. The majority-owned subsidiary had $10.0 million outstanding on that line of credit as of June 30, 2006 and December 31, 2005.

The Company also has a wholly-owned subsidiary with a five-year letter of credit issuance agreement with a single financial institution to provide up to $25.0 million in letters of credit. The agreement was effective June 30, 2006 and is guaranteed by NFS. The wholly-owned subsidiary had issued $10.0 million in letters of credit as of June 30, 2006.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. London Interbank Offered Rate (LIBOR). NLIC had $169.3 million and $75.0 million outstanding under this agreement as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006, the Company had not provided any guarantees on such borrowings, either directly or indirectly.

In addition to the agreement described above, NMIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. Because NLIC has a variable interest in the profits from the securitization of these loans and is the primary beneficiary of this arrangement, NLIC consolidates the assets and liabilities associated with these loans and the corresponding borrowings in accordance with current accounting guidance. The maximum amount available under the agreement is $250.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NMIC had $10.6 million and $32.6 million outstanding under this agreement as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006, the Company had not provided any guarantees on such borrowings, either directly or indirectly.

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

The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of June 30, 2006, the Company was in compliance with all such covenants.

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

Guarantees

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 11 – Guarantees for a description of the potential impact on liquidity of the Company’s guarantees.

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

Investments

General

The Company’s assets are divided between separate account and general account assets. As of June 30, 2006, $64.83 billion (57%) of the Company’s total assets were held in separate accounts ($65.96 billion, or 57%, as of December 31, 2005) and $48.25 billion (43%) were held in the Company’s general account ($50.20 billion, or 43%, as of December 31, 2005), including $41.04 billion of general account investments ($43.17 billion as of December 31, 2005).

Separate account assets consist primarily of deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. All of the investment performance in the Company’s separate account assets is passed through to the Company’s customers.

As of June 30, 2006 and December 31, 2005, the Company had received $884.9 million and $1.17 billion, respectively, of cash collateral on securities lending and $181.7 million and $203.3 million, respectively, of cash for derivative collateral. The Company had not received any non-cash collateral on securities lending as of June 30, 2006 compared to $5.9 million as of December 31, 2005. Both the cash and non-cash collateral amounts were included in short-term investments with a corresponding liability recorded in other liabilities. As of June 30, 2006 and December 31, 2005, the Company had loaned securities with a fair value of $864.8 million and $1.14 billion, respectively. The Company also held $82.3 million and $53.2 million of securities as off-balance sheet collateral on derivative transactions as of June 30, 2006 and December 31, 2005, respectively.

The following table summarizes the Company’s consolidated general account investments by asset category as of the dates indicated:

	June 30, 2006		December 31, 2005
(dollars in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities	$27,980.9	68.1	$30,106.0	69.7
Equity securities	63.2	0.2	75.6	0.2
Trading assets	21.0	0.1	34.4	0.1
Mortgage loans on real estate, net	9,060.7	22.0	9,148.6	21.2
Real estate, net	108.4	0.3	108.7	0.3
Policy loans	948.3	2.3	930.6	2.1
Other long-term investments	687.4	1.7	691.9	1.6
Short-term investments	2,169.7	5.3	2,073.2	4.8

Total	$41,039.6	100.0	$43,169.0	100.0

The following table lists the ten largest fixed maturity investment holdings by amortized cost for both investment grade and non-investment grade securities included in the general account as of June 30, 2006 (excluding U.S. Treasury securities, obligations of U.S. Government corporations, and agency bonds not backed by the full faith and credit of the U.S. Government):

(in millions)	Predominant Rating	Amortized Cost		Predominant Rating	Amortized Cost
Investment Grade			Non-Investment Grade
Countrywide Alternative Loan Trust	AAA	$181.2	Ford Motor Company	B+	$60.2
Bear Stearns Commercial Mortgage Securities, Inc.	AA	179.5	General Motors Corporation	B-	55.0
CS First Boston Mortgage Securities Corporation	AAA	176.7	Knight-Ridder, Inc.	BB+	40.0
Berkshire Hathaway, Inc.	A+	165.8	Scholastic Corporation	BB+	38.0
Morgan Stanley Dean Witter Capital I	AA	153.4	Northwest Airlines Corporation	BB-	29.5
Morgan Stanley Capital I	AAA	136.6	Reynolds & Reynolds, Inc.	BB+	29.1
Structured Assets Securities Corporation	AAA	134.8	Timken Company	BB+	27.0
HSBC Holdings PLC	A+	116.2	Bowater, Inc.	B+	25.1
Bank of America Corporation	A+	115.6	Tupperware Corporation	N/A	24.5
General Electric Company	AAA	95.9	Edison International	BB+	24.4

Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$230.0	$9.6	$8.2	$231.4
Agencies not backed by the full faith and credit of the U.S. Government	744.4	37.9	14.2	768.1
Obligations of states and political subdivisions	284.3	0.5	15.5	269.3
Debt securities issued by foreign governments	42.5	0.7	1.3	41.9
Corporate securities
Public	9,842.1	196.2	256.4	9,781.9
Private	6,796.8	102.8	171.7	6,727.9
Mortgage-backed securities – U.S. Government-backed	6,711.7	4.5	257.4	6,458.8
Asset-backed securities	3,758.0	34.1	90.5	3,701.6

Total fixed maturity securities	28,409.8	386.3	815.2	27,980.9
Equity securities	53.5	10.2	0.5	63.2

Total securities available-for-sale	$28,463.3	$396.5	$815.7	$28,044.1

December 31, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$197.1	$14.4	$1.2	$210.3
Agencies not backed by the full faith and credit of the U.S. Government	882.3	61.2	6.7	936.8
Obligations of states and political subdivisions	314.5	2.4	3.9	313.0
Debt securities issued by foreign governments	42.7	2.7	0.1	45.3
Corporate securities
Public	10,728.5	302.0	122.0	10,908.5
Private	7,199.3	200.7	77.5	7,322.5
Mortgage-backed securities – U.S. Government-backed	6,824.7	21.3	117.0	6,729.0
Asset-backed securities	3,641.7	44.2	45.3	3,640.6

Total fixed maturity securities	29,830.8	648.9	373.7	30,106.0
Equity securities	64.8	11.2	0.4	75.6

Total securities available-for-sale	$29,895.6	$660.1	$374.1	$30,181.6

The following table summarizes by time the gross unrealized losses on securities available-for-sale in an unrealized loss position as of the dates indicated:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
June 30, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$140.7	$7.4	$13.6	$0.8	$154.3	$8.2
Agencies not backed by the full faith and credit of the U.S. Government	361.3	12.0	73.0	2.2	434.3	14.2
Obligations of states and political subdivisions	224.1	14.3	28.5	1.2	252.6	15.5
Debt securities issued by foreign governments	20.3	1.3	—	—	20.3	1.3
Corporate securities
Public	5,504.3	178.0	1,646.7	78.4	7,151.0	256.4
Private	3,392.4	115.6	945.1	56.1	4,337.5	171.7
Mortgage-backed securities – U.S. Government-backed	4,816.0	198.0	1,144.5	59.4	5,960.5	257.4
Asset-backed securities	1,922.1	66.3	537.4	24.2	2,459.5	90.5

Total fixed maturity securities	16,381.2	592.9	4,388.8	222.3	20,770.0	815.2
Equity securities	20.6	0.5	—	—	20.6	0.5

Total	$16,401.8	$593.4	$4,388.8	$222.3	$20,790.6	$815.7

% of gross unrealized losses		73%		27%

December 31, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$37.4	$0.8	$11.6	$0.4	$49.0	$1.2
Agencies not backed by the full faith and credit of the U.S. Government	329.2	5.4	42.2	1.3	371.4	6.7
Obligations of states and political subdivisions	157.8	3.1	29.7	0.8	187.5	3.9
Debt securities issued by foreign governments	8.6	0.1	—	—	8.6	0.1
Corporate securities
Public	3,731.0	73.4	1,247.0	48.6	4,978.0	122.0
Private	1,957.3	46.5	767.7	31.0	2,725.0	77.5
Mortgage-backed securities – U.S. Government-backed	4,526.2	96.0	702.9	21.0	5,229.1	117.0
Asset-backed securities	1,516.4	28.2	490.2	17.1	2,006.6	45.3

Total fixed maturity securities	12,263.9	253.5	3,291.3	120.2	15,555.2	373.7
Equity securities	20.8	0.4	—	—	20.8	0.4

Total	$12,284.7	$253.9	$3,291.3	$120.2	$15,576.0	$374.1

% of gross unrealized losses		68%		32%

The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded and privately placed securities. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of June 30, 2006 compared to 94% as of December 31, 2005.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of the dates indicated:

(in millions)		June 30, 2006		December 31, 2005
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$19,418.3	$19,017.2	$19,945.0	$20,053.4
2	Baa	7,183.3	7,145.6	8,105.1	8,247.9
3	Ba	1,139.1	1,130.6	1,090.0	1,096.7
4	B	582.7	588.8	546.1	549.2
5	Caa and lower	45.0	53.7	53.3	60.5
6	In or near default	41.4	45.0	91.3	98.3

	Total	$28,409.8	$27,980.9	$29,830.8	$30,106.0

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

Mortgage-Backed Securities

The Company’s general account mortgage-backed securities (MBS) portfolio is comprised of residential MBS investments. As of June 30, 2006, MBS investments totaled $6.46 billion (23%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $6.73 billion (22%) as of December 31, 2005.

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

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk varies by the type of MBS held. The Company limits its exposure to prepayments/extensions by including less volatile types of MBSs. As of June 30, 2006, $2.35 billion (37%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs) compared to $2.43 billion (36%) as of December 31, 2005. PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Most of the Company’s non-PAC MBSs hold varying degrees of cash flow structure and prepayment/extension risk. The MBS portfolio contained only 4% of pure pass-throughs as of June 30, 2006 and December 31, 2005.

The following table summarizes the distribution by investment type of the Company’s general account MBS portfolio as of the dates indicated:

	June 30, 2006		December 31, 2005
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Planned amortization class	$2,352.5	36.5	$2,434.4	36.2
Non-accelerating securities – CMO	1,449.3	22.4	1,431.7	21.3
Sequential	1,380.9	21.4	1,578.4	23.5
Very accurately defined maturity	784.0	12.1	823.8	12.2
Multi-family mortgage pass-through certificates	238.3	3.7	244.7	3.6
Accrual	129.4	2.0	160.2	2.4
Other	124.4	1.9	55.8	0.8

Total	$6,458.8	100.0	$6,729.0	100.0

Asset-Backed Securities

The Company’s general account asset-backed securities (ABS) portfolio includes home equity and credit card-backed ABS investments, among others. As of June 30, 2006, ABS investments were $3.70 billion (13%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $3.64 billion (12%) as of December 31, 2005.

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

The following table summarizes the distribution by investment type of the Company’s general account ABS portfolio as of the dates indicated:

	June 30, 2006		December 31, 2005
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Commercial mortgage-backed securities	$1,107.0	29.9	$860.8	23.6
Home equity/improvement	817.1	22.1	884.5	24.3
Credit card-backed	420.2	11.4	484.2	13.3
Trust preferred - residual income	307.3	8.3	210.6	5.8
CBO/CLO/CDO	210.2	5.7	264.4	7.3
Non-accelerated securities	189.4	5.1	205.4	5.6
Enhanced equity/equity trust certificates	130.6	3.5	170.0	4.7
Pass-through certificate	115.0	3.1	132.4	3.6
Student loans	88.5	2.4	89.5	2.5
Franchise/business loan	71.1	1.9	80.3	2.2
Other	245.2	6.6	258.5	7.1

Total	$3,701.6	100.0	$3,640.6	100.0

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

Mortgage Loans

As of June 30, 2006, general account mortgage loans were $9.06 billion (22%) of the carrying value of consolidated general account investments compared to $9.15 billion (21%) as of December 31, 2005. Substantially all of these loans were commercial mortgage loans. Commitments to fund mortgage loans of $126.1 million were outstanding as of June 30, 2006 compared to $293.7 million as of December 31, 2005.

The table below summarizes the carrying values of mortgage loans by regional exposure and type of collateral as of June 30, 2006:

(in millions)	Office	Warehouse	Retail	Apartment & Other	Total
New England	$197.8	$15.5	$101.8	$84.3	$399.4
Middle Atlantic	194.8	388.6	363.5	120.1	1,067.0
East North Central	254.8	262.0	616.1	529.2	1,662.1
West North Central	58.6	85.1	67.1	97.5	308.3
South Atlantic	205.1	443.9	866.9	692.7	2,208.6
East South Central	36.6	78.4	135.3	119.7	370.0
West South Central	162.5	142.8	163.6	231.6	700.5
Mountain	131.6	116.8	199.3	305.9	753.6
Pacific	367.0	486.1	425.2	335.6	1,613.9

Total principal	$1,608.8	$2,019.2	$2,938.8	$2,516.6	9,083.4

Valuation allowance					(34.5)
Unamortized premium					24.7
Cumulative change in fair value of hedged mortgage loans and commitments					(12.9)

Total mortgage loans on real estate, net					$9,060.7

As of June 30, 2006, the Company’s largest exposure to any single borrowing group was $866.9 million, or 10% of the Company’s general account mortgage loan portfolio, compared to $844.3 million, or 9%, as of December 31, 2005.

As of June 30, 2006 and December 31, 2005, 0.05% of the Company’s mortgage loans were classified as delinquent. As of June 30, 2006, there were no foreclosed loans compared to 0.11% as of December 31, 2005. Restructured loans totaled 0.28% of the Company’s mortgage loans as of June 30, 2006 and December 31, 2005.

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

Changes in Internal Control Over Financial Reporting

Effective April 1, 2006, the Company implemented a series of new enterprise resource planning (ERP) modules, including a new general ledger and chart of accounts and new consolidation, reporting and purchasing tools. The introduction of these new ERP modules and the related workflow changes resulted in changes to many of the Company’s financial reporting controls and procedures. Such changes were identified and planned prior to their introduction into the Company’s internal controls over financial reporting. Following implementation, these new controls were validated according to the Company’s established processes. The integration of the ERP modules and related workflow changes will continue throughout 2006 and may result in further changes to the Company’s financial reporting controls and procedures.

The system changes were undertaken to standardize accounting systems, improve management reporting and consolidate accounting functions for the Company, its subsidiaries and affiliates, and were not undertaken in response to any actual or perceived significant deficiencies in the Company’s internal control over financial reporting. There have been no other changes during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 10 – Contingencies – Legal Matters for a discussion of legal proceedings.

ITEM 1A RISK FACTORS

The Company’s risk factors have not changed materially from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Nationwide Financial Services, Inc. Amended and Restated Stock Retainer Plan for Non-Employee Directors, 113 shares of Class A common stock were issued by NFS during the second quarter of 2006, at an average price of $43.53 per share, to the Chairman of the NFS Board of Directors. This was a partial payment of the supplemental retainer of $40,000 paid by NFS to the Chairman in consideration of his additional duties. The Chairman’s supplemental retainer is paid in monthly installments, one-half in cash and one-half in shares of the Company’s Class A common stock. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder.

See Part 1 – Financial Information, Item II – MD&A – Liquidity and Capital Resources for a discussion of the Company’s stock repurchase program.

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of NFS’ equity securities by NFS or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, during the Company’s second quarter:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate value) of shares (or units) that may yet be purchased under the plans or programs
April 2006	—	N/A	—	63,372,112
May 2006	—	N/A	—	63,372,112
June 2006	—	N/A	—	63,372,112

Total	—	N/A	—

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 3, 2006. At that meeting, shareholders voted on the following proposals:

		For	Withheld
1.	Election of directors to serve as Class III Directors until the year 2009 Annual Meeting of Shareholders as follows:

	W. G. Jurgensen	996,197,533	491,329

	Lydia M. Marshall	996,228,652	460,210

	David O. Miller	996,193,004	495,858

	Martha Miller de Lombera	996,214,638	474,224

The terms of office of the following Directors continued after the meeting: Joseph A. Alutto, James G. Brocksmith, Jr., Keith W. Eckel, Donald L. McWhorter, James F. Patterson, Gerald D. Prothro, Arden L. Shisler and Alex Shumate.

		For	Against	Broker Non-Votes
2.	Re-approval of the material terms of the performance goals of the Nationwide Financial Services, Inc. Senior Executive Incentive Plan as set out in the Proxy Statement dated March 29, 2006.	994,515,380	1,749,062	N/A

3.	Ratification of the Appointment of KPMG LLP as independent registered public accounting firm for the year ending December 31, 2006 as set out in the Proxy Statement dated March 29, 2006.	995,271,426	1,274,947	N/A

4.	Consideration of a Shareholder proposal regarding the Company’s executive compensation plans as set out in the Proxy Statement dated March 29, 2006.	14,691,613	977,570,187	3,917,454

ITEM 5 OTHER INFORMATION

On July 31, 2006, the Company entered into a Guarantee Agreement with Wachovia Bank, National Association (NA) to be effective as of June 30, 2006. Pursuant to the Guarantee Agreement, the Company guarantees the obligations of its subsidiary, NF Reinsurance, Ltd. (NF Re), under a Letter of Credit Issuance Agreement that NF Re entered into with Wachovia Bank, NA effective as of June 30, 2006.

ITEM 6 EXHIBITS

10.1	Agreement and Plan of Merger dated June 16, 2006 between Nationwide Bank and Nationwide Federal Credit Union

10.2	Offer letter for Anne L. Arvia dated July 30, 2006

10.3	Guarantee Agreement between Nationwide Financial Services, Inc. and Wachovia Bank, National Association effective as of June 30, 2006

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy G. Frommeyer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

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

NATIONWIDE FINANCIAL SERVICES, INC.
(Registrant)

Date: August 3, 2006	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President – Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)