Form 10-Q
period 2006-09-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 2006-11-03
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Yes  ☐    No  ☒

As of October 27, 2006, the registrant had 54,280,282 shares outstanding of its Class A common stock (par value $0.01 per share) and 95,633,767 shares outstanding of its Class B common stock (par value $0.01 per share).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I – FINANCIAL INFORMATION

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Policy charges	$327.6	$315.0	$986.2	$931.1
Traditional life insurance and immediate annuity premiums	110.5	97.2	328.0	292.8
Net investment income	577.9	593.0	1,727.3	1,756.2
Net realized gains (losses) on investments, hedging instruments and hedged items and hedged items	9.6	(13.8)	(7.1)	16.2
Other income	96.1	79.7	281.2	240.7

Total revenues	1,121.7	1,071.1	3,315.6	3,237.0

Benefits and expenses:
Interest credited to policyholder account values	348.2	350.6	1,036.0	1,033.2
Life insurance and annuity benefits	163.8	142.9	476.3	425.0
Policyholder dividends on participating policies	24.6	27.2	69.3	80.4
Amortization of deferred policy acquisition costs	108.2	118.5	354.8	356.7
Amortization of value of business acquired	14.5	11.3	38.6	35.0
Interest expense on debt	25.3	28.0	76.5	80.9
Debt extinguishment costs	—	21.7	—	21.7
Other operating expenses	223.0	216.4	682.0	637.2

Total benefits and expenses	907.6	916.6	2,733.5	2,670.1

Income from continuing operations before federal income tax expense (benefit)	214.1	154.5	582.1	566.9
Federal income tax expense (benefit)	54.6	(11.4)	22.5	98.3

Income from continuing operations	159.5	165.9	559.6	468.6
Discontinued operations, net of taxes	—	0.8	—	(0.2)

Net income	$159.5	$166.7	$559.6	$468.4

Earnings from continuing operations per common share:
Basic	$1.07	$1.08	$3.72	$3.06
Diluted	$1.06	$1.08	$3.71	$3.05

Earnings per common share:
Basic	$1.07	$1.09	$3.72	$3.06
Diluted	$1.06	$1.08	$3.71	$3.05

Weighted average common shares outstanding:
Basic	149.5	153.1	150.3	153.0
Diluted	150.3	153.9	151.0	153.7

Cash dividends declared per common share	$0.23	$0.19	$0.69	$0.57

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $28,444.0 in 2006; $29,830.8 in 2005)	$28,579.0	$30,106.0
Equity securities (cost $55.5 in 2006; $64.8 in 2005)	65.2	75.6
Trading assets, at fair value	22.8	34.4
Mortgage loans on real estate, net	8,981.2	9,148.6
Real estate, net	104.8	108.7
Policy loans	957.7	930.6
Other long-term investments	680.6	691.9
Short-term investments, including amounts managed by a related party	1,917.4	2,073.2

Total investments	41,308.7	43,169.0
Cash	12.9	16.4
Accrued investment income	412.6	396.3
Deferred policy acquisition costs	3,783.5	3,685.4
Value of business acquired	399.1	449.7
Goodwill	359.0	364.5
Other assets	2,477.4	2,114.8
Assets held in separate accounts	66,126.8	65,963.8

Total assets	$114,880.0	$116,159.9

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$38,131.9	$39,748.1
Short-term debt	88.6	252.3
Long-term debt	1,398.1	1,398.0
Other liabilities	3,504.6	3,447.3
Liabilities related to separate accounts	66,126.8	65,963.8

Total liabilities	109,250.0	110,809.5

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized - 50.0 shares; issued and outstanding - none	—	—
Class A common stock, $0.01 par value; authorized - 750.0 shares; issued - 69.0 and 67.5 shares in 2006 and 2005, respectively; outstanding - 54.1 and 56.9 shares in 2006 and 2005, respectively	0.7	0.7
Class B common stock, $0.01 par value; authorized - 750.0 shares; issued and outstanding - 95.6 shares shares in 2006 and 2005	1.0	1.0
Additional paid-in capital	1,732.0	1,670.8
Retained earnings	4,339.6	3,883.1
Accumulated other comprehensive income	47.8	100.7
Treasury stock	(489.5)	(304.2)
Other, net	(1.6)	(1.7)

Total shareholders’ equity	5,630.0	5,350.4

Total liabilities and shareholders’ equity	$114,880.0	$116,159.9

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Other, net	Total shareholders’ equity
Balance as of December 31, 2004	$0.7	$1.0	$1,634.6	$3,400.0	$432.2	$(251.4)	$(2.0)	$5,215.1

Comprehensive income:
Net income	—	—	—	468.4	—	—	—	468.4
Other comprehensive loss, net of taxes	—	—	—	—	(236.1)	—	—	(236.1)

Total comprehensive income								232.3

Cash dividends declared	—	—	—	(87.3)	—	—	—	(87.3)
Stock options exercised	—	—	23.5	—	—	—	—	23.5
Other, net	—	—	2.6	(2.9)	—	(8.3)	0.6	(8.0)

Balance as of September 30, 2005	$0.7	$1.0	$1,660.7	$3,778.2	$196.1	$(259.7)	$(1.4)	$5,375.6

Balance as of December 31, 2005	$0.7	$1.0	$1,670.8	$3,883.1	$100.7	$(304.2)	$(1.7)	$5,350.4

Comprehensive income:
Net income	—	—	—	559.6	—	—	—	559.6
Other comprehensive loss, net of taxes	—	—	—	—	(52.9)	—	—	(52.9)

Total comprehensive income								506.7

Cash dividends declared	—	—	—	(103.1)	—	—	—	(103.1)
Common shares repurchased under announced program	—	—	—	—	—	(185.3)	—	(185.3)
Stock options exercised	—	—	54.4	—	—	—	—	54.4
Other, net	—	—	6.8	—	—	—	0.1	6.9

Balance as of September 30, 2006	$0.7	$1.0	$1,732.0	$4,339.6	$47.8	$(489.5)	$(1.6)	$5,630.0

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$559.6	$468.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on investments, hedging instruments and hedged items	7.1	(16.2)
Interest credited to policyholder account values	1,036.0	1,033.2
Capitalization of deferred policy acquisition costs	(421.3)	(368.2)
Amortization of deferred policy acquisition costs	354.8	356.7
Amortization and depreciation, excluding debt extinguishment costs	93.8	107.3
Debt extinguishment costs (non-cash)	—	21.7
(Increase) decrease in other assets	(455.1)	279.2
Increase (decrease) in policy and other liabilities	493.6	(460.4)
Other, net	13.2	(14.4)

Net cash provided by operating activities	1,681.7	1,407.3

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	3,978.9	5,071.7
Proceeds from sale of securities available-for-sale	2,326.1	2,373.6
Proceeds from repayments of mortgage loans on real estate	1,808.0	1,915.1
Proceeds from repayments of policy loans and sale of real estate and other invested assets	34.5	146.2
Cost of securities available-for-sale acquired	(4,894.4)	(6,808.5)
Cost of mortgage loans on real estate originated or acquired	(1,679.0)	(1,862.3)
Net decrease (increase) in short-term investments	153.1	(68.6)
Collateral (paid) received – securities lending, net	(250.1)	87.6
Acquisition of subsidiary, net of cash acquired	—	(18.0)
Other, net	(42.3)	(717.6)

Net cash provided by investing activities	1,434.8	119.2

Cash flows from financing activities:
Net (decrease) increase in short-term debt	(163.7)	160.4
Net proceeds from issuance of long-term debt	—	206.0
Principal payments on long-term debt	—	(206.2)
Cash dividends paid	(98.3)	(85.7)
Investment and universal life insurance product deposits	1,920.2	2,246.3
Investment and universal life insurance product withdrawals	(4,647.0)	(3,867.0)
Common shares repurchased under announced program	(183.1)	—
Other, net	51.9	14.9

Net cash used in financing activities	(3,120.0)	(1,531.3)

Net decrease in cash	(3.5)	(4.8)
Cash, beginning of period	16.4	52.4

Cash, end of period	$12.9	$47.6

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006 and 2005

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

(2)	Summary of Significant Accounting Policies

A complete summary of the Company’s significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K. The accounting policy discussed below has been updated since December 31, 2005.

Goodwill

During the quarter ended September 30, 2006, the Company changed the timing of its annual goodwill impairment testing from the fourth quarter (based on September 30 financial information) to the third quarter (based on June 30 financial information). This change allows the Company to complete its annual goodwill impairment testing prior to its year-end closing activities for the current year and annual financial planning for the subsequent year. In addition, this change did not delay, accelerate or avoid an impairment charge. Accordingly, management believes that the accounting change described above is preferable under the circumstances.

(3)	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. If in the last quarter of the preceding fiscal year an employer enters into a transaction that results in a settlement or experiences an event that causes a curtailment of the plan, the related gain or loss pursuant to Statement 88 or 106 is required to be recognized in earnings that quarter. Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. Retrospective application of SFAS 158 is not permitted. The Company currently is evaluating the impact of adopting SFAS 158.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. SFAS 157 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC’s previous guidance in SAB No. 99 on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant’s previous method for quantifying misstatements. Because of the beginning-of-year recognition of the cumulative effect adjustment, misstatements occurring in the year of adoption cannot be included in that adjustment. The cumulative effect adjustment may be reflected in a Form 10-K for the year of adoption or, if early adoption is chosen, the adjustment may be reflected in any Form 10-Q filed after issuance of SAB 108. SAB 108 requires the following disclosures if a cumulative effect adjustment is recorded: the nature and amount of each individual error included in the cumulative effect adjustment; when and how each error arose; and the fact that the errors had previously been considered immaterial. The cumulative effect adjustment is available only for prior-year uncorrected misstatements. The adjustment should not include amounts related to changes in accounting estimates. SAB 108 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt FIN 48 effective January 1, 2007. The Company is currently unable to quantify the impact of adopting FIN 48.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS 156). SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS 156 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted. The Company plans to adopt SFAS 156 effective January 1, 2007. SFAS 156 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires companies to expense at fair value all costs resulting from share-based payment transactions, except for equity instruments held by employee share ownership plans. SFAS 123R also amended SFAS No. 95, Statement of Cash Flows, to require excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. In March 2005, the SEC issued SAB No. 107, which summarizes the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views on the valuation of share-based payments for public companies. The Company considered this guidance in its adoption of SFAS 123R. SFAS 123R as issued by the FASB was to be effective for the Company as of the beginning of the first reporting period that began after June 15, 2005. However, in April 2005, the SEC adopted a rule that amended the effective date of SFAS 123R. The SEC’s new rule allowed companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, beginning after June 15, 2005. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method. See Note 4 for a complete discussion of the Company’s share-based payments.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

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

Effective January 1, 2006, the Company adopted SFAS 123R and began expensing at fair value the costs resulting from share-based payment transactions. The Company recorded share-based payment expense of $1.8 million ($1.2 million net of taxes, or $0.01 per basic and diluted common share) for the three months ended September 30, 2006 and $6.8 million ($4.4 million net of taxes, or $0.03 per basic and diluted common share) for the nine months ended September 30, 2006.

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

The following table summarizes the effect on net income and earnings per common share for the periods indicated if the Company had accounted for compensation cost for employee stock options in accordance with the fair value accounting method, as permitted by SFAS 123:

	Period ended September 30, 2005
(in millions, except per share amounts)	Three months	Nine months
Net income, as reported	$166.7	$468.4
Less total share-based payment expense determined under fair value method, net of taxes	1.9	6.1

Pro forma net income	$164.8	$462.3

Earnings per common share:
Basic, as reported	$1.09	$3.06
Basic, pro forma	1.08	3.02
Diluted, as reported	1.08	3.05
Diluted, pro froma	1.07	3.01

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

The Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) covers selected employees, directors and agents of the Company and certain of its affiliates. The LTEP provides for the grant of any or all of the following types of stock-based compensation awards: (1) stock options for shares of Class A common stock; (2) restricted stock; (3) stock-based Nationwide value added (NVA) awards; (4) stock appreciation rights (SARs), either in tandem with stock options or freestanding; and (5) performance shares and performance units. The LTEP provides that it will remain in effect, subject to the right of the Company’s Board of Directors to terminate it sooner, until all shares subject to the LTEP have been delivered under awards. However, in no event may any LTEP award of incentive stock options be granted on or after February 27, 2012. The number of shares of Class A common stock that may be issued under the LTEP, or as to which SARs or other awards may be granted, currently may not exceed 20.1 million. Shares issued upon option exercise are new shares not issued from treasury.

Substantially all stock options (1) are non-qualified; (2) are granted with an exercise price at least equal to the fair value of shares on the grant date; (3) have a ten-year term; and (4) vest and become exercisable at the rate of one-third on each annual anniversary date of a three-year period of continued employment or upon retirement. In addition, all vested stock options are exercisable. Restricted stock awards are issued with a specific period of restriction varying by award as determined by the Compensation Committee of the Company’s Board of Directors (Compensation Committee). As of September 30, 2006, there were no outstanding NVA awards, SARs, performance shares or performance units payable in shares of Class A common stock.

The following table summarizes the Company’s stock option activity and related information for the nine months ended September 30, 2006:

	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	7,634,265	$35.80
Granted	779,799	42.78
Exercised	(1,487,534)	32.45
Cancelled	(185,750)	45.19

Outstanding, end of period	6,740,780	37.09

Vested and exercisable, end of period	5,091,533	$36.29

As of September 30, 2006, vested and exercisable stock options had an aggregate intrinsic value of approximately $60.1 million with a weighted average remaining contractual term of approximately 5.1 years. Stock options exercised during the three and nine month periods ended September 30, 2006 had an aggregate intrinsic value of approximately $4.8 and $17.9 million, respectively.

The following table summarizes information about nonvested employee stock options for the nine months ended September 30, 2006:

	Options on Class A common stock	Weighted average grant date fair value
Nonvested, beginning of period	2,284,011	$9.92
Granted	779,799	14.05
Vested	(1,228,813)	8.31
Cancelled	(185,750)	15.84

Nonvested, end of period	1,649,247	12.41

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

As of September 30, 2006, the total share-based payment cost related to nonvested stock options not yet recognized was approximately $10.9 million. The weighted average period over which this cost is expected to be recognized is approximately 1.1 years.

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

The following table summarizes the weighted average fair value of options granted and assumptions used to determine the fair value of options granted during the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Fair value of options granted	$14.80	$11.50	$14.05	$11.02
Dividend yield	1.94%	1.97%	2.12%	2.06%
Expected volatility	30.32%	31.91%	31.91%	32.80%
Risk-free interest rate	4.83%	4.14%	4.92%	3.78%
Expected life (years)	5.9	5.5	5.9	5.5

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

(5)	Goodwill

The following table summarizes changes in the carrying value of goodwill by segment for the periods indicated:

(in millions)	Retirement Plans	Individual Protection	Corporate and Other	Total
Balance as of December 31, 2004	$64.1	$307.4	$10.8	$382.3
Acquisition	18.1	—	—	18.1
Disposal/impairment	—	(25.1)	(10.8)	(35.9)

Balance as of December 31, 2005	82.2	282.3	—	364.5
Impairment	—	(5.5)	—	(5.5)

Balance as of September 30, 2006	$82.2	$276.8	$—	$359.0

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

(6)	Federal Income Taxes

Through June 2006, the Company’s federal income tax returns for tax years 2000-2002 were under Internal Revenue Service (IRS) examination pursuant to a routine audit. In accordance with its regular practice, management established tax reserves representing its best estimate of additional amounts the Company could be required to pay if certain positions it has taken are challenged and ultimately denied by the IRS with respect to these tax years. These reserves are reviewed regularly and are adjusted as events occur that management believes impacts the Company’s liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. A significant component of the Company’s tax reserve was related to the separate account dividends received deduction (DRD).

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

During the third quarter of 2006, the Company recorded $8.3 million of net expense adjustments primarily related to differences between the 2005 estimated tax liability and the amounts reported on the Company’s 2005 tax returns.

During the third quarter of 2005, the Company refined its separate account DRD estimation process. As a result, the Company identified and recorded additional federal income tax benefits and recoverables in the amount of $42.6 million related to all tax years (2000 – 2005) that were open at that time. In addition, the Company recorded $5.6 million of net benefit adjustments primarily related to differences between the 2004 estimated tax liability and the amounts reported on the Company’s 2004 tax returns.

Total federal income tax (benefit) expense differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income tax (benefit) expense as follows for the periods indicated:

	Three months ended September 30,
	2006		2005
(in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$74.9	35.0	$54.1	35.0
Tax exempt interest and DRD	(11.6)	(5.4)	(65.2)	(42.2)
Other, net	(8.7)	(4.1)	(0.3)	(0.2)

Total	$54.6	25.5	$(11.4)	(7.4)

	Nine months ended September 30,
	2006		2005
(in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$203.7	35.0	$198.4	35.0
Reserve release	(114.2)	(19.6)	—	—
Tax exempt interest and DRD	(48.2)	(8.3)	(90.9)	(16.0)
Other, net	(18.8)	(3.2)	(9.2)	(1.7)

Total	$22.5	3.9	$98.3	17.3

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

(7)	Shareholders’ Equity

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

During the nine months ended September 30, 2006, the Company repurchased 4,301,578 shares of its Class A common stock for an aggregate of $185.3 million at an average price per share of $43.07. Included in the total shares repurchased were 2,790,698 shares repurchased under an accelerated share repurchase agreement (ASR) for $120.0 million at an average price per share of $43.00. The cost of the ASR was accrued at March 31, 2006 and paid in April 2006. The Company made no share repurchases during the six months ended September 30, 2006. Since the Program’s inception, the Company has repurchased a total of 5,540,728 shares of its Class A common stock for an aggregate of $236.6 million at an average price per share of $42.71. These shares are classified as treasury stock in the condensed consolidated balance sheets.

The Company entered into the ASR with UBS AG, London Branch (UBS) during the quarter ended March 31, 2006. Under the ASR, the Company repurchased shares immediately from UBS. Simultaneously, the Company entered into a forward contract with UBS indexed to the number of shares repurchased. Under the terms of the forward contract, the Company was required to pay a per share price adjustment based on the difference between the average of daily volume weighted prices during the duration of the ASR and the initial reference price. The ASR terminated during October 2006 at which time the Company settled the forward contract for $4.3 million in cash.

The Company’s management will determine the timing and amount of any additional repurchases based upon its evaluation of market conditions, share price and other factors. The Company anticipates that it will continue to fund the Program using cash flows from operating activities.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

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

The following table summarizes the Company’s other comprehensive (loss) income, before and after federal income tax benefit (expense), for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005
Net unrealized gains (losses) on securities available-for-sale arising during the period:
Net unrealized gains (losses) before adjustments	$575.0	$(559.0)	$(149.3)	$(570.7)
Net adjustment to deferred policy acquisition costs	(126.0)	138.8	33.1	142.3
Net adjustment to value of business acquired	8.3	7.4	(13.9)	8.8
Net adjustment to future policy benefits and claims	(31.2)	60.3	25.2	23.0
Net adjustment to policyholder dividend obligation	(31.5)	32.9	12.4	24.1
Related federal income tax (expense) benefit	(138.3)	111.8	32.4	130.3

Net unrealized gains (losses)	256.3	(207.8)	(60.1)	(242.2)

Reclassification adjustment for net realized (gains) losses on securities available-for-sale realized during the period:
Net unrealized (gains) losses	(11.1)	6.6	8.0	(27.3)
Related federal income tax expense (benefit)	3.9	(2.3)	(2.8)	9.6

Net reclassification adjustment	(7.2)	4.3	5.2	(17.7)

Other comprehensive income (loss) on securities available-for-sale	249.1	(203.5)	(54.9)	(259.9)

Accumulated net holding gains on cash flow hedges:
Unrealized holding gains	1.1	5.9	3.1	36.6
Related federal income tax expense	(0.4)	(2.0)	(1.1)	(12.8)

Other comprehensive income on cash flow hedges	0.7	3.9	2.0	23.8

Total other comprehensive income (loss)	$249.8	$(199.6)	$(52.9)	$(236.1)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three and nine month periods ended September 30, 2006 and 2005.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

The following table presents information relating to the Company’s calculations of basic and diluted earnings per share (EPS) for the periods indicated:

	Three months ended September 30,
	2006			2005
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Income from continuing operations	$159.5	$1.07	$1.06	$165.9	$1.08	$1.08
Discontinued operations, net of taxes	—	—	—	0.8	0.01	—

Net income	$159.5	$1.07	$1.06	$166.7	$1.09	$1.08

Weighted average common shares outstanding – basic	149.5			153.1
Dilutive effect of stock options	0.8			0.8

Weighted average common shares outstanding—diluted	150.3			153.9

	Nine months ended September 30,
	2006			2005
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Income from continuing operations	$559.6	$3.72	$3.71	$468.6	$3.06	$3.05
Discontinued operations, net of taxes	—	—	—	(0.2)	—	—

Net income	$559.6	$3.72	$3.71	$468.4	$3.06	$3.05

Weighted average common shares outstanding – basic	150.3			153.0
Dilutive effect of stock options	0.7			0.7

Weighted average common shares outstanding – diluted	151.0			153.7

(9)	Pension Plans

The Company, excluding the companies that comprise the Nationwide Financial Network (NFN), and certain affiliated companies participate in a defined benefit pension plan sponsored by Nationwide Mutual Insurance Company (NMIC). The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work benefits the Company. NFN also has separate qualified defined benefit pension plans.

The following table summarizes the components of net periodic benefit cost for the NMIC pension plan as a whole, including amounts not related to the Company, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005
Service cost	$37.9	$33.6	$113.9	$100.7
Interest cost	36.2	33.7	108.4	101.1
Expected return on plan assets	(52.0)	(43.0)	(155.9)	(129.1)
Recognized net actuarial loss	4.1	0.9	12.5	2.8
Amortization of prior service cost	1.1	1.1	3.4	3.4
Amortization of unrecognized transition asset	—	(0.3)	—	(0.9)

Net periodic benefit cost	$27.3	$26.0	$82.3	$78.0

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

NMIC and all participating employers, including the Company, expect to contribute $120.0 million to the pension plan during 2006. Through September 30, 2006, $90.0 million had been contributed, all by NMIC. Additional contributions to the plan totaling $30.0 million are anticipated for the remainder of the year, including $16.2 million by the Company. Tax planning strategies influence the timing of plan contributions.

(10)	Contingencies

Legal Matters

The Company is a party to litigation and arbitration proceedings in the ordinary course of its business. It is often not possible to determine the ultimate outcome of the pending investigations and legal proceedings or to provide reasonable ranges of potential losses with any degree of certainty. Some matters, including certain of those referred to below, are in very preliminary stages, and the Company does not have sufficient information to make an assessment of the plaintiffs’ claims for liability or damages. In some of the cases seeking to be certified as class actions, the court has not yet decided whether a class will be certified or (in the event of certification) the size of the class and class period. In many of the cases, the plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages and equitable remedies, which are difficult to quantify and cannot be defined based on the information currently available. The Company does not believe, based on information currently known by management, that the outcomes of such pending investigations and legal proceedings are likely to have a material adverse effect on the Company’s consolidated financial position. However, given the large and/or indeterminate amounts sought in certain of these matters and inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Company’s consolidated financial results in a particular quarterly or annual period.

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

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation and revenue sharing arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance agreements, funding agreements issued to back medium-term note (MTN) programs as well as recordkeeping and retention compliance by broker/dealers. Related investigations and proceedings may be commenced in the future. The Company and/or its affiliates have been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to certain of these investigations, including those relating to compensation, revenue sharing and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, the use of side agreements and finite reinsurance agreements, and funding agreements backing the MTN program of Nationwide Life Insurance Company (NLIC). The Company is cooperating with regulators in connection with these inquiries and will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass NMIC’s operations.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

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

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum premium and attorneys’ fees. On February 2, 2006, the Court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The Court certified a class consisting of all residents of the United States and the Virgin Islands who, during the Class Period, paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the Class Period that provide for guaranteed maximum premiums, excluding certain specified products. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The Class Period is from February 10, 1990 through February 2, 2006, the date the class was certified. The parties are currently engaged in discovery. NLIC continues to defend this lawsuit vigorously.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding entitled In Re Mutual Funds Investment Litigation. In response, on May 13, 2005, the plaintiff filed a First Amended Complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The First Amended Complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The First Amended Complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 1, 2006, the District Court granted NLIC’s motion to dismiss the plaintiff’s complaint. On June 30, 2006, the plaintiff filed a notice with the Fourth Circuit Court of Appeals of its intent to appeal the District Court’s decision. NLIC continues to defend this lawsuit vigorously.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

On January 21, 2004, NLIC, Nationwide Life Insurance Company of America (NLICA), Nationwide Life and Annuity Insurance Company (NLAIC), NFS and Nationwide Financial Corporation (collectively referred to as the Companies) were named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, the plaintiff alleges that the Companies and/or their affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Companies. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation; (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders; (3) civil conspiracy; and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust and costs and disbursements, including attorneys’ fees. On December 30, 2005, the Companies filed a motion for summary judgment. On June 15, 2006, the District Court granted the Companies’ motion for summary judgment on all grounds and dismissed the plaintiff’s entire case with prejudice. On June 26, 2006, the plaintiff filed a notice with the Fifth Circuit Court of Appeals of its intent to appeal the District Court’s decision. The Companies continue to defend this lawsuit vigorously.

On October 31, 2003, NLIC and NLAIC were named in a lawsuit seeking class action status filed in the United States District Court for the District of Arizona. The suit, entitled Robert Helman et al v. Nationwide Life Insurance Company et al, challenges the sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans. On April 8, 2004, the plaintiff filed an amended class action complaint on behalf of all persons who purchased an individual variable deferred annuity contract or a certificate to a group variable annuity contract issued by NLIC or NLAIC, which were allegedly used to fund certain tax-deferred retirement plans. The amended class action complaint seeks unspecified compensatory damages. On July 27, 2004, the District Court granted the motion to dismiss filed by NLIC and NLAIC. On June 7, 2006, the Ninth Circuit affirmed the order of the District Court dismissing the plaintiff’s complaint, and judgment was entered in favor of defendants NLIC and NLAIC. The time for the plaintiff to seek reconsideration by the appellate court or petition the United States Supreme Court for review has expired.

On August 15, 2001, NFS and NLIC were named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. Currently, the plaintiffs’ fifth amended complaint, filed March 21, 2006, purports to represent a class of qualified retirement plans under the Employee Retirement Income Security Act of 1974, as amended (ERISA), that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that NLIC and NFS breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by NLIC and NFS, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. To date, the District Court has rejected the plaintiffs’ request for certification of the alleged class. NLIC and NFS’ motion to dismiss the plaintiffs’ fifth amended complaint is currently pending before the court. NLIC and NFS continue to defend this lawsuit vigorously.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

On October 9, 2003, NLICA was named as one of twenty-six defendants in a lawsuit filed in the United States District Court for the Middle District of Pennsylvania entitled Steven L. Flood, Luzerne County Controller and the Luzerne County Retirement Board on behalf of the Luzerne County Employee Retirement System v. Thomas A. Makowski, Esq., et al. NLICA is a defendant as the successor in interest to Provident Mutual Life Insurance Company, which is alleged to have entered into four agreements to manage assets and investments of the Luzerne County Employee Retirement System (the Plan). In their complaint, the plaintiffs allege that NLICA aided and abetted certain other defendants in breaching their fiduciary duties to the Plan. The plaintiffs also allege that NLICA violated the Federal Racketeer Influenced and Corrupt Organizations Act (RICO) by engaging in and conspiring to engage in an improper scheme to mismanage funds in order to collect excessive fees and commissions and that NLICA was unjustly enriched by the allegedly excessive fees and commissions. The complaint seeks treble compensatory damages, punitive damages, a full accounting, imposition of a constructive trust on all funds paid by the Plan to all defendants, pre- and post-judgment interest, and costs and disbursements, including attorneys’ fees. On August 24, 2004, the District Court issued an order dismissing the count alleging aiding and abetting a breach of fiduciary duty and one of the RICO counts. Fact and expert discovery has been completed. On October 11, 2006, NLICA filed a motion for summary judgment on all relevant counts contained in the complaint. NLICA continues to defend this lawsuit vigorously.

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

(11)	Guarantees

Since 2001, the Company has sold $615.4 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of September 30, 2006, the Company held guarantee reserves totaling $6.3 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.33 billion. The Company does not anticipate making any payments related to these guarantees.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

(12)	Variable Interest Entities

As of September 30, 2006 and December 31, 2005, the Company had relationships with 18 and 19 variable interest entities (VIEs), respectively, each of which the Company was the primary beneficiary. Each VIE is a conduit that assists the Company in structured product transactions involving the sale of Tax Credit Funds to third party investors for which the Company provides guaranteed returns (see Note 11). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying condensed consolidated financial statements.

VIE net assets were $440.6 million as of September 30, 2006 and December 31, 2005, respectively. The following table summarizes the components of net assets as of the dates indicated:

(in millions)	September 30, 2006	December 31, 2005
Mortgage loans on real estate	$—	$31.5
Other long-term investments	441.6	478.6
Short-term investments	34.3	42.3
Other assets	40.1	41.3
Short-term debt	—	(32.6)
Other liabilities	(75.4)	(120.5)

The Company’s total loss exposure from VIEs of which the Company is the primary beneficiary was immaterial as of September 30, 2006 and December 31, 2005 (except for the impact of guarantees disclosed in Note 11).

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in Tax Credit Funds of which the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 10 years and allow the Company to utilize certain tax credits and realize other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but of which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $97.1 million and $67.0 million as of September 30, 2006 and December 31, 2005, respectively.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

(13)	Segment Information

Management views the Company’s business primarily based on its underlying products and uses this basis to define its four reportable segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes and discontinued operations to exclude: (1) net realized gains and losses on investments, hedging instruments and hedged items, except for operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations); and (2) the adjustment to amortization of DAC and VOBA related to net realized gains and losses.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended September 30, 2006
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$145.4	$41.6	$140.6	$—	$327.6
Traditional life insurance and immediate annuity premiums	37.3	—	73.2	—	110.5
Net investment income	199.1	164.7	118.6	95.5	577.9
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	5.5	5.5
Other income	0.5	80.2	6.2	13.3	100.2

Total revenues	382.3	286.5	338.6	114.3	1,121.7

Benefits and expenses:
Interest credited to policyholder account values	131.5	112.2	49.5	55.0	348.2
Life insurance and annuity benefits	55.5	—	108.3	—	163.8
Policyholder dividends on participating policies	—	—	24.6	—	24.6
Amortization of DAC	79.5	9.7	20.6	(1.6)	108.2
Amortization of value of business acquired	1.8	4.2	8.9	(0.4)	14.5
Interest expense on debt	—	—	0.1	25.2	25.3
Other operating expenses	53.6	106.8	55.6	7.0	223.0

Total benefits and expenses	321.9	232.9	267.6	85.2	907.6

Income from continuing operations before federal income tax expense	60.4	53.6	71.0	29.1	$214.1

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(5.5)
Adjustment to amortization related to net realized gains				(1.9)

Pre-tax operating earnings	$60.4	$53.6	$71.0	$21.7

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

	Three months ended September 30, 2005
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$138.8	$37.7	$138.5	$—	$315.0
Traditional life insurance and immediate annuity premiums	26.4	—	70.8	—	97.2
Net investment income	219.9	165.7	117.2	90.2	593.0
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(14.4)	(14.4)
Other income	0.3	68.0	5.0	7.0	80.3

Total revenues	385.4	271.4	331.5	82.8	1,071.1

Benefits and expenses:
Interest credited to policyholder account values	148.2	115.4	48.0	39.0	350.6
Life insurance and annuity benefits	37.3	—	105.6	—	142.9
Policyholder dividends on participating policies	—	—	27.2	—	27.2
Amortization of DAC	92.2	12.2	18.6	(4.5)	118.5
Amortization of value of business acquired	1.7	1.3	8.3	—	11.3
Interest expense on debt	—	—	0.1	27.9	28.0
Debt extinguishment	—	—	—	21.7	21.7
Other operating expenses	49.7	97.1	59.9	9.7	216.4

Total benefits and expenses	329.1	226.0	267.7	93.8	916.6

Income (loss) from continuing operations before federal income tax expense	56.3	45.4	63.8	(11.0)	$154.5

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	14.4
Adjustment to amortization related to net realized losses	—	—	—	(4.5)

Pre-tax operating earnings (loss)	$56.3	$45.4	$63.8	$(1.1)

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

	Nine months ended September 30, 2006
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$433.3	$137.0	$415.9	$—	$986.2
Traditional life insurance and immediate annuity premiums	103.8	—	224.2	—	328.0
Net investment income	599.4	488.7	351.3	287.9	1,727.3
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(13.6)	(13.6)
Other income	1.6	234.3	19.3	32.5	287.7

Total revenues	1,138.1	860.0	1,010.7	306.8	3,315.6

Benefits and expenses:
Interest credited to policyholder account values	401.9	338.4	144.6	151.1	1,036.0
Life insurance and annuity benefits	146.1	—	330.2	—	476.3
Policyholder dividends on participating policies	—	—	69.3	—	69.3
Amortization of DAC	261.9	30.7	70.4	(8.2)	354.8
Amortization of value of business acquired	6.3	6.5	26.1	(0.3)	38.6
Interest expense on debt	—	—	0.4	76.1	76.5
Other operating expenses	152.6	312.8	173.3	43.3	682.0

Total benefits and expenses	968.8	688.4	814.3	262.0	2,733.5

Income from continuing operations before federal income tax expense	169.3	171.6	196.4	44.8	$582.1

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	13.6
Adjustment to amortization related to net realized losses	—	—	—	(8.5)

Pre-tax operating earnings	$169.3	$171.6	$196.4	$49.9

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2006 and 2005

	Nine months ended September 30, 2005
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$403.8	$116.0	$411.3	$—	$931.1
Traditional life insurance and immediate annuity premiums	73.2	—	219.6	—	292.8
Net investment income	656.5	494.3	357.6	247.8	1,756.2
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	14.6	14.6
Other income	1.0	187.4	20.4	33.5	242.3

Total revenues	1,134.5	797.7	1,008.9	295.9	3,237.0

Benefits and expenses:
Interest credited to policyholder account values	444.6	339.4	143.2	106.0	1,033.2
Life insurance and annuity benefits	113.4	—	311.6	—	425.0
Policyholder dividends on participating policies	—	—	80.4	—	80.4
Amortization of DAC	245.6	35.6	74.6	0.9	356.7
Amortization of value of business acquired	5.2	2.9	26.9	—	35.0
Interest expense on debt	—	—	0.2	80.7	80.9
Debt extinguishment costs	—	—	—	21.7	21.7
Other operating expenses	142.0	282.0	173.4	39.8	637.2

Total benefits and expenses	950.8	659.9	810.3	249.1	2,670.1

Income from continuing operations before federal income tax expense	183.7	137.8	198.6	46.8	$566.9

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(14.6)
Adjustment to amortization related to net realized gains	—	—	—	0.9

Pre-tax operating earnings	$183.7	$137.8	$198.6	$33.1

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

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

(i)

change in Nationwide Corporation’s control of the Company through its beneficial ownership of 94.6% of the combined voting power of all the outstanding common stock and 63.9% of the economic interest in the Company;

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

As a result of its initial public offering in March 1997 and subsequent stock related transactions since that date, 36.1% of the economic interest in NFS is publicly owned, with the remainder owned by Nationwide Corporation (Nationwide Corp.), which is a majority-owned subsidiary of NMIC.

Business Segments

See Part 1—Financial Information, Item 1 — Condensed Consolidated Financial Statements, Note 13 — Segment Information for a discussion of reportable segments, including the components of each segment.

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2006	2005	Change	2006	2005	Change
Individual Investments	$60.4	$56.3	7%	$169.3	$183.7	(8)%
Retirement Plans	53.6	45.4	18%	171.6	137.8	25%
Individual Protection	71.0	63.8	11%	196.4	198.6	(1)%
Corporate and Other	21.7	(1.1)	NM	49.9	33.1	51%

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

The Company regularly evaluates and adjusts the DAC balance when actual gross profits in a given reporting period vary from management’s initial estimates, with a corresponding charge or credit to current period earnings. This process is referred to by the Company as a “true-up”, which is performed, and the resulting impact recognized, on a quarterly basis. Additionally, the Company regularly evaluates its assumptions regarding the future estimated gross profits used as a basis for amortization of DAC and adjusts the total amortization recorded to date by a charge or credit to earnings if evidence suggests that these future assumptions and estimates should be revised. This process is referred to by the Company as “unlocking.” The Company regularly monitors its actual experience with factors impacting its assumptions about future expected gross profits and other relevant internal and external information regarding those assumptions and unlocks as such information and analysis warrants.

Profitability

The Company’s profitability largely depends on its ability to effectively price and manage risk on its various products, administer customer funds and control operating expenses. Lapse rates on existing contracts also impact profitability.

In particular, the Company’s profitability is driven by fee income on separate account products, general and separate account asset levels, and management’s ability to manage interest spread income. Interest spread income is comprised of net investment income, excluding any applicable allocated charges for invested capital, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company; performance of the investment portfolio, including the rate of prepayments; changes in market interest rates; the competitive environment; and other factors. In recent periods, management has taken actions to address low interest rate environments and the resulting impact on interest spread margins, including reducing commissions on fixed annuity sales, launching new products with new guaranteed rates, discontinuing the sale of its leading annual reset fixed annuities and invoking contractual provisions that limit the amount of variable annuity deposits allocated to the guaranteed fixed option. Also, the majority of new business contains lower floor guarantees than were historically provided.

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

Nationwide Bank

The Company made an application to the Office of Thrift Supervision of the United States (U.S.) Department of the Treasury (OTS) to expand the powers of its wholly-owned subsidiary, Nationwide Trust Company, FSB (NTC), to include the full range of activities permissible for savings associations under the Home Owners’ Loan Act of 1933 and OTS regulations and to operate under the name Nationwide Bank. The OTS approved this application on April 18, 2006. Nationwide Bank and Nationwide Federal Credit Union (NFCU) entered into an Agreement and Plan of Merger, dated as of June 16, 2006, pursuant to which Nationwide Bank would acquire 100% of the ownership interests in NFCU for $79.0 million in cash. The merger transaction is subject to a vote of the members of NFCU and approvals by certain federal regulatory agencies, including the OTS, the National Credit Union Administration (NCUA) and the Federal Deposit Insurance Corporation. The application to seek member vote on the proposed merger was approved by the NCUA on July 20, 2006 and was delegated to NCUA Region III for implementation. The members of NFCU approved the transaction at a special meeting on November 1, 2006. Closing and payment of merger consideration will take place upon receipt of all required regulatory approvals, which are expected no later than March 31, 2007. The merger consideration will be distributed to all NFCU members on a pro rata basis according to the members’ deposit account balances as of March 31, 2006.

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

Note 2 to the audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K provides a summary of significant accounting policies. See Part 1 — Financial Information, Item 1 — Condensed Consolidated Financial Statements, Note 3 — Recently Issued Accounting Standards of this report for a discussion of recently issued accounting standards. The Company’s critical accounting policies have not changed materially from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

Results of Operations

Third Quarter – 2006 Compared to 2005

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended September 30,
(in millions)	2006	2005	Change
Revenues:
Policy charges:
Asset fees	$169.2	$163.0	4%
Cost of insurance charges	100.6	97.9	3%
Administrative fees	36.2	29.6	22%
Surrender fees	21.6	24.5	(12)%

Total policy charges	327.6	315.0	4%
Traditional life insurance and immediate annuity premiums	110.5	97.2	14%
Net investment income	577.9	593.0	(3)%
Net realized gains (losses) on investments, hedging instruments and hedged items	9.6	(13.8)	NM
Other income	96.1	79.7	21%

Total revenues	1,121.7	1,071.1	5%

Benefits and expenses:
Interest credited to policyholder account values	348.2	350.6	(1)%
Life insurance and annuity benefits	163.8	142.9	15%
Policyholder dividends on participating policies	24.6	27.2	(10)%
Amortization of DAC	108.2	118.5	(9)%
Amortization of VOBA	14.5	11.3	28%
Interest expense on debt	25.3	28.0	(10)%
Debt extinguishment costs	—	21.7	NM
Other operating expenses	223.0	216.4	3%

Total benefits and expenses	907.6	916.6	(1)%

Income from continuing operations before federal income tax expense (benefit)	214.1	154.5	39%
Federal income tax expense (benefit)	54.6	(11.4)	NM

Income from continuing operations	159.5	165.9	(4)%
Discontinued operations, net of taxes	—	0.8	NM

Net income	$159.5	$166.7	(4)%

The decrease in net income primarily was driven by a tax benefit recorded during the third quarter of 2005 compared to tax expense for the comparable period in 2006. This effect partially was offset by higher income from continuing operations before federal income tax expense (benefit) primarily due to the recognition of net realized gains on investments, hedging instruments and hedged items in 2006 compared to net losses in the prior year; debt extinguishment costs recorded during the third quarter of 2005; higher other income; and increased traditional life insurance and immediate annuity premiums. Higher life insurance and annuity benefits and lower interest spread income partially offset the overall improvement in income from continuing operations before federal income tax expense (benefit).

During the third quarter of 2006, the Company recorded $8.3 million of net expense adjustments primarily related to differences between the 2005 estimated tax liability and the amounts reported on the Company’s 2005 tax returns. During the third quarter of 2005, the Company refined its separate account DRD estimation process. As a result, the Company identified and recorded additional federal income tax benefits and recoverables in the amount of $42.6 million related to all tax years (2000—2005) that were open at that time. In addition, the Company recorded $5.6 million of net benefit adjustments primarily related to differences between the 2004 estimated tax liability and the amounts reported on the Company’s 2004 tax returns. Therefore, the effective tax rates in 2006 and 2005 are not comparable.

The Company recorded net realized gains on investments, hedging instruments and hedged items during the third quarter of 2006 compared to net realized losses in the prior year primarily due to a decline in current year impairment charges. The third quarter of 2005 included significant impairments on airline industry holdings.

During the third quarter of 2005, the Company redeemed certain long-term debt holdings and incurred non-cash debt extinguishment costs of $21.7 million. See Part I – Financial Information , Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Business Segments – Corporate and Other for further information.

The increase in other income primarily was attributable to the Retirement Plans segment due to higher average variable assets in the private sector NTC business driven by strong market performance and business growth.

Traditional life insurance and immediate annuity premiums increased primarily due to the Individual Investments segment due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity product sales.

Higher life insurance and annuity benefits primarily were driven by the Individual Investments segment due to increased immediate annuity reserves caused by growth in sales relative to a year ago. This increase is consistent with the corresponding increase in immediate annuity premiums described above.

Interest spread income declined primarily due to lower invested asset levels and yields on excess capital and surplus retained in the Corporate and Other segment. In addition, lower income from mortgage loan prepayment penalties and bond call premiums in the Individual Investments and Retirement Plans segments contributed to the decrease.

Year-to-Date – 2006 Compared to 2005

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Nine months ended September 30,
(in millions)	2006	2005	Change
Revenues:
Policy charges:
Asset fees	$508.1	$476.8	7%
Cost of insurance charges	299.7	291.1	3%
Administrative fees	113.6	87.2	30%
Surrender fees	64.8	76.0	(15)%

Total policy charges	986.2	931.1	6%
Traditional life insurance and immediate annuity premiums	328.0	292.8	12%
Net investment income	1,727.3	1,756.2	(2)%
Net realized (losses) gains on investments, hedging instruments and hedged items	(7.1)	16.2	NM
Other income	281.2	240.7	17%

Total revenues	3,315.6	3,237.0	2%

Benefits and expenses:
Interest credited to policyholder account values	1,036.0	1,033.2	—
Life insurance and annuity benefits	476.3	425.0	12%
Policyholder dividends on participating policies	69.3	80.4	(14)%
Amortization of DAC	354.8	356.7	(1)%
Amortization of VOBA	38.6	35.0	10%
Interest expense on debt	76.5	80.9	(5)%
Debt extinguishment costs	—	21.7	NM
Other operating expenses	682.0	637.2	7%

Total benefits and expenses	2,733.5	2,670.1	2%

Income from continuing operations before federal income tax expense	582.1	566.9	3%
Federal income tax expense	22.5	98.3	(77)%

Income from continuing operations	559.6	468.6	19%
Discontinued operations, net of taxes	—	(0.2)	NM

Net income	$559.6	$468.4	20%

The increase in net income primarily was driven by a tax benefit recorded during the second quarter of 2006 that was partially offset by separate tax benefits and recoverables recorded during the third quarter of 2005. In addition, the Company recorded higher income from continuing operations before federal income tax expense primarily due to increases in other income, traditional life insurance and immediate annuity premiums, and policy charges. The comparison to the prior year also benefited from debt extinguishment costs incurred in 2005. Higher life insurance and annuity benefits and other operating expenses, combined with lower interest spread income and the recognition of net realized losses on investments, hedging instruments and hedged items in 2006 compared to net gains in the prior year, partially offset the overall increase in income from continuing operations before federal income tax expense.

Through June 2006, the Company’s federal income tax returns for tax years 2000-2002 were under Internal Revenue Service (IRS) examination pursuant to a routine audit. In accordance with its regular practice, management established tax reserves representing its best estimate of additional amounts the Company could be required to pay if certain positions it has taken are challenged and ultimately denied by the IRS with respect to these tax years. These reserves are reviewed regularly and are adjusted as events occur that management believes impacts the Company’s liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. A significant component of the Company’s tax reserve was related to the separate account DRD.

In July 2006, the Company reached substantial agreement with the IRS on all open issues for tax years 2000-2002, including issues related to the DRD. Accordingly, the Company revised its estimate of amounts that may be due in connection with certain tax positions, including the DRD, for all open tax years. As a result of the revised estimate, $114.2 million of tax reserves were released into earnings during the second quarter of 2006.

Furthermore, as described in the third quarter section of this discussion, the Company recorded $8.3 million in net expense adjustments during the third quarter of 2006 and a total of $48.2 million in federal income tax benefits, recoverables and adjustments during the third quarter of 2005. Because of the impact of this activity, along with the 2006 reserve release described above, the effective tax rates in 2006 and 2005 are not comparable.

Higher other income primarily was attributable to the Retirement Plans segment due to higher average variable assets in the private sector NTC business driven by strong market performance. Business growth at The 401(k) Company and Registered Investment Advisors Services, Inc., dba RIA Services Inc. (RIA) also contributed to the improvement.

The increase in traditional life insurance and immediate annuity premiums was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity product sales in the Individual Investments segment.

The increase in policy charges was driven by higher asset fees and administrative fees. Asset fees rose due to increases in both average separate account values and the average asset fee rate charged within the Individual Investments segment. The average variable asset fee rate increased as new business sold with higher-risk features and corresponding higher fee rates influenced the overall average rate. Administrative fees increased primarily in the Retirement Plans segment due to the fee charged for the withdrawal of funds from a fixed annuity contract. See Part I—Financial Information, Item 2—(MD&A)—Business Segments—Retirement Plans for additional information.

During the third quarter of 2005, the Company redeemed certain long-term debt holdings and incurred non-cash debt extinguishment costs of $21.7 million. See Part I—Financial Information, Item 2—MD&A—Business Segments—Corporate and Other for further information.

Higher life insurance and annuity benefits primarily were driven by the Individual Investments segment due to increased immediate annuity reserves caused by growth in sales relative to a year ago. This increase is consistent with the corresponding increase in immediate annuity premiums described above.

Other operating expenses increased in all segments, with the largest increase attributable to the Retirement Plans segment. The increase within Retirement Plans reflects increased trail commissions from higher average variable assets, business growth in The 401(k) Company and the inclusion of nine months of expenses in 2006 related to RIA compared to only seven months in 2005. In addition, the Individual Protection segment included a goodwill impairment charge representing a write-down to fair value of the portion of NFS’ investment in TBG Financial that was contributed to a joint venture between TBG Financial and MC Insurance Agency Services, LLC d/b/a Mullin Consulting (Mullin Consulting) during the first quarter of 2006.

Interest spread income decreased primarily within the Individual Investments segment due to lower income from mortgage loan prepayment penalties and bond call premiums and a decline in general account assets caused by fixed annuity net outflows. Additionally, the Individual Protection segment declined due to decreased asset levels and investment yields.

The Company recorded net realized losses on investments, hedging instruments and hedged items during the first nine months of 2006 compared to net realized gains in the comparable prior year period primarily due to a decline in gross gains and an increase in gross losses on sales of fixed maturity securities, partially offset by lower current year impairments as the third quarter of 2005 included significant losses on airline industry holdings.

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

Third Quarter – 2006 Compared to 2005

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended September 30,
(in millions)	2006	2005	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$1,096.6	$720.1	52%
Private label annuities	94.8	79.8	19%
NFN and other	1.0	1.1	(9)%

Total individual variable annuities	1,192.4	801.0	49%
Individual fixed annuities	57.2	31.5	82%
Income products	57.1	49.3	16%
Advisory services program	47.7	65.1	(27)%

Total Individual Investments	1,354.4	946.9	43%

Retirement Plans
Private sector:
The BEST of AMERICA annuity products	291.0	335.3	(13)%
The BEST of AMERICA trust products	1,024.5	947.9	8%
The 401(k) Company	365.2	303.5	20%
NFN products	42.9	52.6	(18)%
Other	15.0	25.8	(42)%

Total private sector	1,738.6	1,665.1	4%

Public sector:
IRC Section 457 annuities	381.6	397.6	(4)%
Administration-only agreements	641.8	606.7	6%

Total public sector	1,023.4	1,004.3	2%

Total Retirement Plans	2,762.0	2,669.4	3%

Individual Protection
Corporate-owned life insurance	67.7	174.8	(61)%
Traditional/universal life insurance	135.8	122.8	11%
The BEST of AMERICA variable life series	107.2	105.1	2%
NFN variable life products	47.2	57.5	(18)%

Total Individual Protection	357.9	460.2	(22)%

Total sales	$4,474.3	$4,076.5	10%

See Part I – Financial Information, Item 2 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended September 30,
(in millions)	2006	2005	Change
Non-affiliated:
Independent broker/dealers	$1,363.9	$1,280.4	7%
Financial institutions	570.1	398.8	43%
Wirehouse and regional firms	596.4	449.1	33%
Pension plan administrators	124.8	108.2	15%
Life insurance specialists	46.3	82.5	(44)%

Total non-affiliated sales	2,701.5	2,319.0	16%

Affiliated:
NRS	1,031.3	1,012.7	2%
The 401(k) Company	365.2	303.5	20%
Nationwide agents	186.6	188.8	(1)%
NFN producers	168.3	160.2	5%
TBG Financial	21.4	92.3	(77)%

Total affiliated sales	1,772.8	1,757.5	1%

Total sales	$4,474.3	$4,076.5	10%

The increase in total sales primarily was driven by strong sales of the recently introduced Lifetime Income (L.Inc.) and Capital Preservation Plus Lifetime Income (CPPLI) product riders in the Individual Investments segment, which were partially offset by the decrease in sales of corporate-owned life insurance (COLI) products in the Individual Protection segment.

Increased sales in the financial institutions and independent broker/dealers channels were due to increased variable annuity sales, specifically L.Inc. and CPPLI as mentioned above, and strong sales of fixed life insurance products.

Higher sales through the wirehouse and regional firms channel were driven by variable annuity products with living benefit features, income products and private sector retirement plans.

Sales generated by The 401(k) Company continued to grow as a result of large plans added since the third quarter of 2005.

Lower sales through TBG Financial and life insurance specialists reflected the addition of two large COLI cases in the third quarter of 2005.

Year-to-Date – 2006 Compared to 2005

The following table summarizes sales by product and segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2006	2005	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$3,125.4	$2,367.9	32%
Private label annuities	264.5	264.3	—
NFN and other	2.9	3.6	(19)%

Total individual variable annuities	3,392.8	2,635.8	29%
Individual fixed annuities	142.5	161.8	(12)%
Income products	171.5	141.9	21%
Advisory services program	180.4	182.1	(1)%

Total Individual Investments	3,887.2	3,121.6	25%

Retirement Plans
Private sector:
The BEST of AMERICA annuity products	969.8	1,085.4	(11)%
The BEST of AMERICA trust products	3,278.9	3,003.6	9%
The 401(k) Company	1,323.4	1,054.0	26%
NFN products	140.0	147.5	(5)%
Other	48.4	64.9	(25)%

Total private sector	5,760.5	5,355.4	8%

Public sector:
IRC Section 457 annuities	1,177.9	1,165.8	1%
Administration-only agreements	1,858.6	1,775.6	5%

Total public sector	3,036.5	2,941.4	3%

Total Retirement Plans	8,797.0	8,296.8	6%

Individual Protection
Corporate-owned life insurance	496.6	552.5	(10)%
Traditional/universal life insurance	379.2	373.3	2%
The BEST of AMERICA variable life series	327.4	317.9	3%
NFN variable life products	154.8	173.7	(11)%

Total Individual Protection	1,358.0	1,417.4	(4)%

Total sales	$14,042.2	$12,835.8	9%

See Part I – Financial Information, Item 2 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Nine months ended September 30,
(in millions)	2006	2005	Change
Non-affiliated:
Independent broker/dealers	$4,232.4	$4,058.1	4%
Financial institutions	1,674.5	1,383.7	21%
Wirehouse and regional firms	1,742.1	1,430.2	22%
Pension plan administrators	400.3	364.1	10%
Life insurance specialists	302.9	313.4	(3)%

Total non-affiliated sales	8,352.2	7,549.5	11%

Affiliated:
NRS	3,061.0	2,965.9	3%
The 401(k) Company	1,323.4	1,054.0	26%
Nationwide agents	586.1	550.6	6%
NFN producers	525.0	476.4	10%
TBG Financial	194.5	239.4	(19)%

Total affiliated sales	5,690.0	5,286.3	8%

Total sales	$14,042.2	$12,835.8	9%

The increase in total sales primarily was driven by higher variable annuity sales in the Individual Investments segment as a result of the strong performance of the recently introduced L.Inc. and CPPLI product riders. Additionally, improved private sector sales in the Retirement Plans segment, led by trust products and The 401(k) Company, contributed to the overall increase.

Higher sales in the financial institutions and independent broker/dealers channels were due to increased variable annuity sales, specifically L.Inc. and CPPLI as mentioned above.

Increased sales through the wirehouse and regional firms channel were driven by variable annuity products with living benefit features, income products and private sector retirement plans.

Sales generated by The 401(k) Company continued to grow as a result of larger annual employer discretionary contributions compared to the prior year and the addition of large plans since the third quarter of 2005.

Business Segments

Individual Investments

Third Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended September 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$125.2	$118.4	6%
Administrative fees	5.5	4.0	38%
Surrender fees	14.7	16.4	(10)%

Total policy charges	145.4	138.8	5%
Premiums on income products	37.3	26.4	41%
Net investment income	199.1	219.9	(9)%
Other income	0.5	0.3	67%

Total revenues	382.3	385.4	(1)%

Benefits and expenses:
Interest credited to policyholder account values	131.5	148.2	(11)%
Annuity benefits and claims	55.5	37.3	49%
Amortization of DAC	79.5	92.2	(14)%
Amortization of VOBA	1.8	1.7	6%
Other operating expenses	53.6	49.7	8%

Total benefits and expenses	321.9	329.1	(2)%

Pre-tax operating earnings	$60.4	$56.3	7%

Other Data
Sales:
Individual variable annuities	$1,192.4	$801.0	49%
Individual fixed annuities	57.2	31.5	82%
Income products	57.1	49.3	16%
Advisory services program	47.7	65.1	(27)%

Total sales	$1,354.4	$946.9	43%

Average account values:
General account	$13,824.3	$16,110.5	(14)%
Separate account	36,824.2	35,669.0	3%
Advisory services program	528.7	345.3	53%

Total average account values	$51,177.2	$52,124.8	(2)%

Pre-tax operating earnings to average account values	0.47%	0.43%

Pre-tax operating earnings were flat during the quarter. Lower amortization of DAC, higher premiums on income products and higher asset fees were offset by increased annuity benefits and claims and lower interest spread income.

Lower amortization of DAC primarily was due to the fixed annuity business, including a $3.9 million favorable true-up in the third quarter of 2006 related to interest rate fluctuations and a $6.8 million unfavorable unlocking in the prior year quarter driven by lapse rate changes.

The increase in premiums on income products was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity product sales. The Federal Funds rate was 5.25% at September 30, 2006 compared to 3.75% at September 30, 2005.

Asset fees rose due to increases in both average separate account values and the average asset fee rate charged, with approximately equal contributions from each component. Asset fees are calculated daily and charged as a percentage of separate account values. The average variable asset fee rate increased to 1.36% from 1.33% in the prior year quarter as new business sold with higher-risk features and corresponding higher fee rates influenced the overall average rate.

Higher annuity benefits and claims were driven by increased immediate annuity reserves due to growth in sales relative to a year ago. This increase is consistent with the increase in premiums on income products noted above.

The following table summarizes the interest spread on Individual Investments segment average general account values for the periods indicated:

	Three months ended September 30,
	2006	2005
Net investment income	5.96%	5.62%
Interest credited	3.81%	3.68%

Interest spread on average general account values	2.15%	1.94%

Interest spread income declined even though interest spread margins improved during the third quarter of 2006 to 215 basis points compared to 194 basis points in the same period a year ago. Included in the current quarter were 24 basis points, or $8.2 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 30 basis points, or $12.1 million, in the same period a year ago. Lower general account assets caused by fixed annuity net outflows also contributed to the reduction in interest spread income.

Higher sales occurred in the variable annuity business driven by the recently introduced L.Inc. and CPPLI product riders and more targeted sales processes. L.Inc. and CPPLI accounted for $303.4 million and $79.9 million, respectively, of the increase in sales over the third quarter of 2005.

Year-to-Date – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$374.2	$343.7	9%
Administrative fees	15.0	11.8	27%
Surrender fees	44.1	48.3	(9)%

Total policy charges	433.3	403.8	7%
Premiums on income products	103.8	73.2	42%
Net investment income	599.4	656.5	(9)%
Other income	1.6	1.0	60%

Total revenues	1,138.1	1,134.5	—

Benefits and expenses:
Interest credited to policyholder account values	401.9	444.6	(10)%
Annuity benefits and claims	146.1	113.4	29%
Amortization of DAC	261.9	245.6	7%
Amortization of VOBA	6.3	5.2	21%
Other operating expenses	152.6	142.0	8%

Total benefits and expenses	968.8	950.8	2%

Pre-tax operating earnings	$169.3	$183.7	(8)%

Other Data
Sales:
Individual variable annuities	$3,392.8	$2,635.8	29%
Individual fixed annuities	142.5	161.8	(12)%
Income products	171.5	141.9	21%
Advisory services program	180.4	182.1	(1)%

Total sales	$3,887.2	$3,121.6	25%

Average account values:
General account	$14,324.8	$16,205.4	(12)%
Separate account	36,664.2	35,549.6	3%
Advisory services program	486.0	283.7	71%

Total average account values	$51,475.0	$52,038.7	(1)%

Account values as of period end:
Individual variable annuities	$41,771.1	$41,651.8	—
Individual fixed annuities	6,995.6	8,559.3	(18)%
Income products	1,994.0	1,954.7	2%
Advisory services program	549.2	375.9	46%

Total account values	$51,309.9	$52,541.7	(2)%

GMDB - Net amount at risk, net of reinsurance	$156.4	$217.0	(28)%
GMDB - Reserves, net of reinsurance	$31.4	$24.7	27%

Pre-tax operating earnings to average account values	0.44%	0.47%

The decrease in pre-tax operating earnings was driven by higher annuity benefits and claims and amortization of DAC and lower interest spread income. Increased premiums on income products and asset fees partially offset the overall decrease.

The increase in annuity benefits and claims was driven by increased immediate annuity reserves due to growth in sales relative to a year ago. This increase is consistent with the increase in premiums on income products noted below.

Amortization of DAC increased primarily due to higher variable annuity gross profits driven by higher asset levels. The increase partially was offset by a $3.9 million favorable fixed annuity true-up in the third quarter of 2006 related to interest rate fluctuations and a $6.8 million unfavorable fixed annuity unlocking in the prior year quarter driven by lapse rate changes.

The following table summarizes the interest spread on Individual Investments segment average general account values for the periods indicated:

	Nine months ended September 30,
	2006	2005
Net investment income	5.76%	5.56%
Interest credited	3.74%	3.66%

Interest spread on average general account values	2.02%	1.90%

Interest spread income declined even though interest spread margins improved during the third quarter of 2006 to 202 basis points compared to 190 basis points in the same period a year ago. Included in the current period were 15 basis points, or $15.6 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 21 basis points, or $25.8 million, in the same period a year ago. Lower general account assets caused by fixed annuity net outflows also contributed to the reduced interest spread income. For the full year 2006, the Company expects interest spread margins to decline slightly and projects full year spreads of 195 to 200 basis points, including a nominal level of prepayment activity during the remainder of the year.

The increase in premiums on income products was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity product sales.

Approximately two-thirds of the increase in asset fees was due to a higher average asset fee rate charged. The average variable asset fee rate increased to 1.36% from 1.29% in the comparable prior year period as new business sold with higher-risk features and corresponding higher fee rates influenced the overall average rate.

Higher sales occurred in the variable annuity business driven by the recently introduced L.Inc. and CPPLI product riders and more targeted sales processes. L.Inc. and CPPLI accounted for $510.7 million and $399.0 million, respectively, of the increase in sales over the first nine months of 2005.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of September 30, 2006:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$24.7	—	$1,043.7	4.26%	$—	N/A	$1,068.4	4.17%
Minimum interest rate of 3.00% to 3.49%	2,378.0	4.65%	5,007.4	3.13%	—	N/A	7,385.4	3.62%
Minimum interest rate lower than 3.00%	857.6	3.31%	618.1	3.55%	28.7	3.86%	1,504.4	3.42%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,644.0	2.89%	1,644.0	2.89%

Total deferred individual fixed annuities	$3,260.3	4.26%	$6,669.2	3.35%	$1,672.7	2.91%	$11,602.2	3.54%

Retirement Plans

Third Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended September 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$32.9	$34.2	(4)%
Administrative fees	7.9	1.8	NM
Surrender fees	0.8	1.7	(53)%

Total policy charges	41.6	37.7	10%
Net investment income	164.7	165.7	(1)%
Other income	80.2	68.0	18%

Total revenues	286.5	271.4	6%

Benefits and expenses:
Interest credited to policyholder account values	112.2	115.4	(3)%
Amortization of DAC	9.7	12.2	(21)%
Amortization of VOBA	4.2	1.3	NM
Other operating expenses	106.8	97.1	10%

Total benefits and expenses	232.9	226.0	3%

Pre-tax operating earnings	$53.6	$45.4	18%

Other Data
Sales:
Private sector	$1,738.6	$1,665.1	4%
Public sector	1,023.4	1,004.3	2%

Total sales	$2,762.0	$2,669.4	3%

Average account values:
General account	$10,909.6	$11,010.1	(1)%
Separate account	17,668.4	19,342.2	(9)%
Non-insurance assets	16,611.8	13,023.6	28%
Administration-only	43,048.9	36,725.4	17%

Total average account values	$88,238.7	$80,101.3	10%

Pre-tax operating earnings to average account values	0.24%	0.23%

The increase in pre-tax operating earnings was driven by higher other income and administrative fees, partially offset by higher other operating expenses and amortization of VOBA.

The increase in other income, which includes administrative fees from non-insurance retirement and deferred compensation plans and asset-based fees from the NTC small-plan 401(k) platform, primarily was driven by higher other asset fees and mutual fund revenue of $6.6 million and $5.2 million, respectively, resulting from higher average variable assets.

Higher administrative fees and amortization of VOBA primarily were attributable to the surrender of a group retirement plan, which resulted in the recognition of $5.1 million of previously deferred revenue and $3.5 million of related VOBA amortization.

The increase in other operating expenses reflects higher trail commissions ($3.7 million) from increased average variable assets, business growth in The 401(k) Company and higher asset-based variable expenses. Trail commissions represent compensation paid to the Company’s producing firms that is based on the level of assets under management rather than new deposits made in a given time period. Instead of paying a one-time amount at the point of sale, a smaller payment is made each period that the business remains in-force. In some cases, a combination of both types of compensation is paid. In addition, the current year included $2.4 million of amortization related to an internally developed software application that did not exist in the same period a year ago.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the periods indicated:

	Three months ended September 30,
	2006	2005
Net investment income	6.03%	6.02%
Interest credited	4.11%	4.19%

Interest spread on average general account values	1.92%	1.83%

Interest spread margins widened to 192 basis points in the third quarter of 2006 compared to 183 basis points for the comparable period a year ago. Included in the current quarter were 12 basis points, or $3.4 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 18 basis points, or $5.0 million, in the same period a year ago.

Higher private sector sales were led by growth at The 401(k) Company primarily as a result of large plans added since the third quarter of 2005.

Year-to-Date – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$100.4	$103.4	(3)%
Administrative fees	33.2	6.3	NM
Surrender fees	3.4	6.3	(46)%

Total policy charges	137.0	116.0	18%
Net investment income	488.7	494.3	(1)%
Other income	234.3	187.4	25%

Total revenues	860.0	797.7	8%

Benefits and expenses:
Interest credited to policyholder account values	338.4	339.4	—
Amortization of DAC	30.7	35.6	(14)%
Amortization of VOBA	6.5	2.9	124%
Other operating expenses	312.8	282.0	11%

Total benefits and expenses	688.4	659.9	4%

Pre-tax operating earnings	$171.6	$137.8	25%

Other Data
Sales:
Private sector	$5,760.5	$5,355.4	8%
Public sector	3,036.5	2,941.4	3%

Total sales	$8,797.0	$8,296.8	6%

Average account values:
General account	$11,075.4	$10,800.0	3%
Separate account	18,483.6	19,774.2	(7)%
Non-insurance assets	15,935.2	12,005.5	33%
Administration-only	41,369.6	35,909.3	15%

Total average account values	$86,863.8	$78,489.0	11%

Account values as of period end:
Private sector	$48,007.1	$41,235.7	16%
Public sector	41,541.2	40,673.4	2%

Total account values	$89,548.3	$81,909.1	9%

Pre-tax operating earnings to average account values	0.26%	0.23%

The increase in pre-tax operating earnings primarily was driven by higher other income and administrative fees, partially offset by higher other operating expenses.

Higher other income primarily was attributable to increases in other asset fees and mutual fund revenue of $25.6 million and $19.1 million, respectively, resulting from higher average variable assets.

The increase in administrative fees primarily was due to the withdrawal of funds from a fixed annuity contract, which resulted in an $18.6 million policy fee adjustment in the second quarter of 2006. In addition, the surrender of a group retirement plan in the third quarter of 2006 resulted in the recognition of $5.1 million of previously deferred revenue and $3.5 million of related VOBA amortization.

The increase in other operating expenses reflects increased trail commissions ($13.3 million) from higher average variable assets and business growth at The 401(k) Company and RIA.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the periods indicated:

	Nine months ended September 30,
	2006	2005
Net investment income	5.88%	6.10%
Interest credited	4.07%	4.19%

Interest spread on average general account values	1.81%	1.91%

Interest spread margins declined to 181 basis points for the first nine months of 2006 compared to 191 basis points for the comparable period a year ago. Included in the current period were 9 basis points, or $7.5 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 21 basis points, or $17.0 million, in the same period a year ago. For the full year 2006, the Company expects interest spread margins to remain relatively stable and projects full year spreads of 180 to 185 basis points, including a nominal level of prepayment activity during the remainder of the year.

Higher private sector sales were led by growth at The 401(k) Company primarily due to large plans added since the third quarter of 2005 along with larger annual employer discretionary contributions compared to the prior year.

Public sector sales increased due to increased flows from existing cases and higher rates of plan transfers, especially IAFF cases. These increases were partially offset by the fixed annuity contract withdrawal mentioned previously.

Individual Protection

Third Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended September 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$11.1	$10.4	7%
Surrender fees	6.1	6.4	(5)%
Administrative fees	22.8	23.8	(4)%
Cost of insurance charges	100.6	97.9	3%

Total policy charges	140.6	138.5	2%
Traditional life insurance premiums	73.2	70.8	3%
Net investment income	118.6	117.2	1%
Other income	6.2	5.0	24%

Total revenues	338.6	331.5	2%

Benefits and expenses:
Interest credited to policyholder account values	49.5	48.0	3%
Life insurance benefits	108.3	105.6	3%
Policyholder dividends on participating policies	24.6	27.2	(10)%
Amortization of DAC	20.6	18.6	11%
Amortization of VOBA	8.9	8.3	7%
Other operating expenses	55.7	60.0	(7)%

Total benefits and expenses	267.6	267.7	—

Pre-tax operating earnings	$71.0	$63.8	11%

Other Data
Sales:
Corporate-owned life insurance	$67.7	$174.8	(61)%
Traditional/universal life insurance	135.8	122.8	11%
The BEST of AMERICA variable life series	107.2	105.1	2%
NFN variable life products	47.2	57.5	(18)%

Total sales	$357.9	$460.2	(22)%

Higher pre-tax operating earnings primarily were driven by a decline in other operating expenses and policyholder dividends on participating policies and higher cost of insurance charges, partially offset by an increase in life insurance benefits.

Other operating expenses declined primarily due to lower premium taxes, consistent with the decrease in sales volume discussed below, and lower general operating expenses.

Policyholder dividends on participating policies declined in the traditional life business primarily due to a lower dividend scale compared to the prior year.

Higher cost of insurance charges were due to increased business in force combined with the aging of the individual life business block.

Life insurance benefits increased primarily due to adverse mortality in the investment life business.

The decline in sales primarily was attributable to the COLI line as the third quarter of 2005 included the addition of two large cases.

Year-to-Date – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$33.5	$29.7	13%
Surrender fees	17.3	21.4	(19)%
Administrative fees	65.4	69.1	(5)%
Cost of insurance charges	299.7	291.1	3%

Total policy charges	415.9	411.3	1%
Traditional life insurance premiums	224.2	219.6	2%
Net investment income	351.3	357.6	(2)%
Other income	19.3	20.4	(6)%

Total revenues	1,010.7	1,008.9	—

Benefits and expenses:
Interest credited to policyholder account values	144.6	143.2	1%
Life insurance benefits	330.2	311.6	6%
Policyholder dividends on participating policies	69.3	80.4	(14)%
Amortization of DAC	70.4	74.6	(6)%
Amortization of VOBA	26.1	26.9	(3)%
Other operating expenses	173.7	173.6	—

Total benefits and expenses	814.3	810.3	—

Pre-tax operating earnings	$196.4	$198.6	(1)%

Other Data
Sales:
Corporate-owned life insurance	$496.6	$552.5	(10)%
Traditional/universal life insurance	379.2	373.3	2%
The BEST of AMERICA variable life series	327.4	317.9	3%
NFN variable life products	154.8	173.7	(11)%

Total sales	$1,358.0	$1,417.4	(4)%

Policy reserves as of period end:
Individual investment life insurance	$5,545.3	$5,209.5	6%
Corporate investment life insurance	7,425.6	6,643.0	12%
Traditional life insurance	4,282.9	4,229.8	1%
Universal life insurance	1,158.6	1,067.7	9%

Total policy reserves	$18,412.4	$17,150.0	7%

Insurance in force as of period end:
Individual investment life insurance	$57,189.7	$56,739.3	1%
Corporate investment life insurance	24,224.4	23,646.6	2%
Traditional life insurance	40,326.2	35,500.1	14%
Universal life insurance	9,720.0	8,887.1	9%

Total insurance in force	$131,460.3	$124,773.1	5%

The slight decline in pre-tax operating earnings primarily was driven by higher life insurance benefits and lower net investment income. Lower policyholder dividends on participating policies and increased cost of insurance charges partially offset the overall decline.

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

Despite the slight growth in fixed account assets, net investment income was lower due to lower yields.

Higher cost of insurance charges were due to increased business in force throughout the segment combined with the aging of the individual life business block.

The decline in sales primarily was attributable to the COLI line as the comparable 2005 period included the addition of several large cases.

Corporate and Other

Third Quarter – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended September 30,
(in millions)	2006	2005	Change
Statements of Income Data
Operating revenues:
Net investment income	$95.5	$90.2	6%
Other income	13.3	7.0	90%

Total operating revenues	108.8	97.2	12%

Benefits and operating expenses:
Interest credited to policyholder account values	55.0	39.0	41%
Interest expense on debt	25.2	27.9	(10)%
Debt extinguishment costs	—	21.7	NM
Other operating expenses	6.9	9.7	(29)%

Total benefits and operating expenses	87.1	98.3	(11)%

Pre-tax operating earnings (loss)	21.7	(1.1)	NM
Net realized gains (losses) on investments, hedging instruments and hedged items[1]	5.5	(14.4)	NM
Adjustment to amortization related to net realized gains and losses	1.9	4.5	NM

Income (loss) from continuing operations before federal income taxes	$29.1	$(11.0)	NM

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

This segment recorded pre-tax operating earnings in the third quarter of 2006 compared to a pre-tax operating loss in the comparable quarter of 2005 primarily due to prior year debt extinguishment costs. Higher other income and declines in interest expense on debt and other operating expenses also contributed to current year earnings, partially offset by lower interest spread income.

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

Other income increased primarily due to a $2.9 million increase in revenues from retail broker/dealer operations.

Interest expense on debt declined due to lower average short-term debt balances during the current year.

Lower other operating expenses were driven by a $7.7 million decrease in legal expenses due to several favorable case developments in the current quarter. Nationwide Bank start-up costs of $4.3 million partly offset the overall improvement.

Interest spread income declined due to lower net investment income on excess capital and surplus retained in this segment driven by reduced invested asset levels and lower yields.

The Company recorded net realized gains on investments, hedging instruments and hedged items during the third quarter of 2006 compared to net realized losses in the prior year primarily due to a decline in current year impairment charges. The third quarter of 2005 included significant impairments on airline industry holdings.

The following table summarizes net realized gains (losses) on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended September 30,
(in millions)	2006	2005
Total realized gains on sales, net of hedging losses	$18.9	$13.3
Total realized losses on sales, net of hedging gains	(6.9)	(5.2)
Total other-than-temporary and other investment impairments	(4.3)	(19.3)
Credit default swaps	(0.1)	(4.4)
Periodic net coupon settlements on non-qualifying derivatives	0.4	0.1
Other derivatives	0.4	2.2
Trading portfolio valuation gain	0.4	0.1

Total realized gains (losses) before adjustments	8.8	(13.2)
Amounts credited to policyholder dividend obligation	0.8	(3.3)
Other	—	2.7

Net realized gains (losses) on investments, hedging instruments and hedged items	$9.6	$(13.8)

Year-to-Date – 2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2006	2005	Change
Statements of Income Data
Operating revenues:
Net investment income	$287.9	$247.8	16%
Other income	32.5	33.5	(3)%

Total operating revenues	320.4	281.3	14%

Benefits and operating expenses:
Interest credited to policyholder account values	151.1	106.0	43%
Interest expense on debt	76.1	80.7	(6)%
Debt extinguishment costs	—	21.7	NM
Other operating expenses	43.3	39.8	9%

Total benefits and operating expenses	270.5	248.2	9%

Pre-tax operating earnings	49.9	33.1	51%
Net realized (losses) gains on investments, hedging instruments and hedged items[1]	(13.6)	14.6	NM
Adjustment to amortization related to net realized losses (gains)	8.5	(0.9)	NM

Income from continuing operations before federal income taxes	$44.8	$46.8	(4)%

Other Data
Account values as of period end-
Funding agreements backing medium-term notes	$3,969.9	$4,049.8	(2)%

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

Pre-tax operating earnings increased primarily due to the aforementioned prior year debt extinguishment costs. Lower interest expense on debt also contributed to the increase, partially offset by decreases in interest spread income and other income and higher other operating expenses.

The decline in interest expense on debt was driven by lower average short-term debt balances in 2006 compared to the prior year.

Interest spread income declined primarily due to lower margins in the MTN program.

The decrease in other income primarily was due to fewer structured products transactions in 2006 due to margin compression.

Higher other operating expenses primarily were driven by $7.3 million in Nationwide Bank start-up costs and increased retail broker/dealer project costs, partially offset by lower legal expenses due to several favorable case developments in the third quarter of 2006.

The Company recorded net realized losses on investments, hedging instruments and hedged items during the first nine months of 2006 compared to net realized gains in the comparable prior year period primarily due to a decline in gross gains and an increase in gross losses on sales of fixed maturity securities, partially offset by lower current year impairments as the third quarter of 2005 included significant losses on airline industry holdings.

The following table summarizes net realized (losses) gains on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Nine months ended September 30,
(in millions)	2006	2005
Total realized gains on sales, net of hedging losses	$49.9	$66.9
Total realized losses on sales, net of hedging gains	(55.9)	(16.5)
Total other-than-temporary and other investment impairments	(9.1)	(29.6)
Credit default swaps	(0.4)	(6.8)
Periodic net coupon settlements on non-qualifying derivatives	1.4	(0.2)
Other derivatives	6.4	4.1
Trading portfolio valuation (loss) gain	(1.1)	0.7

Total realized (losses) gains before adjustments	(8.8)	18.6
Amounts credited to policyholder dividend obligation	(0.1)	(5.7)
Other	1.8	3.3

Net realized (losses) gains on investments, hedging instruments and hedged items	$(7.1)	$16.2

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

The following table summarizes for the nine months ended September 30, 2006 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

				September 30, 2006
(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	Holdings[1]	Net unrealized gain (loss)
U.S. government agency securities that were sold at a loss in 2006. No impairment is necessary on the remaining holdings.	$209.4	$(4.6)	$—	$610.1	$45.5

A bank and thrift holding company which offers various financial services to consumers and small businesses in the United States. A portion of the securities was sold in the second quarter of 2006. The Company has the ability and intent to hold the remaining securities to recovery.	47.6	(2.7)	—	133.4	(3.9)

U.S. government securities that were sold at a loss in 2006. No impairment is necessary on the remaining holdings.	176.6	(2.5)	—	186.9	10.9

A global service company that provides electronic commerce and payment services for businesses and consumers. A portion of the securities was sold in the first quarter of 2006. The Company has the ability and intent to hold the remaining securities to recovery.	39.4	(2.1)	—	6.7	(0.2)

Total	$473.0	$(11.9)	$—	$937.1	$52.3

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

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

The Company’s capital structure consists of long-term debt and shareholders’ equity. The following table summarizes the Company’s capital structure as of the dates indicated:

(in millions)	September 30, 2006	December 31, 2005
Long-term debt	$1,398.1	$1,398.0

Shareholders’ equity, excluding accumulated other comprehensive income	5,582.2	5,249.7
Accumulated other comprehensive income	47.8	100.7

Total shareholders’ equity	5,630.0	5,350.4

Total capital	$7,028.1	$6,748.4

NFS is a holding company whose principal assets are the common stock of NLIC and NLICA. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments and dividends from NLIC, NLICA and other subsidiaries.

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory capital and surplus as of December 31, 2005 was $2.60 billion, and statutory net income for 2005 was $462.5 million. As of October 1, 2006, NLIC could pay dividends to NFS totaling $142.5 million without obtaining prior approval. During the three months ended March 31, June 30 and September 30, 2006, NLIC paid dividends to NFS of $70.0 million, $40.0 million and $100.0 million, respectively.

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

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the Pennsylvania Insurance Department either approves or does not disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. The statutory capital and surplus of NLICA as of December 31, 2005 was $660.2 million, and statutory net income for the year ended December 31, 2005 was $112.7 million. As of October 1, 2006, NLICA could pay dividends to NFS totaling $87.7 million without obtaining prior approval.

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

Short-Term Debt

The Company has available as a source of funds a $1.00 billion revolving variable rate credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $2.60 billion and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of September 30, 2006, the Company and NLIC were in compliance with all covenants. The Company had no amounts outstanding under this agreement as of September 30, 2006. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had no commercial paper outstanding as of September 30, 2006 and $134.7 million outstanding as of December 31, 2005.

In addition, the Company has a majority-owned subsidiary that has available an annually renewable, 364-day, $10.0 million variable rate line of credit agreement with a single financial institution. The line of credit is guaranteed by NFS and is included in the condensed consolidated balance sheets. The majority-owned subsidiary had $10.0 million outstanding on that line of credit as of September 30, 2006 and December 31, 2005.

The Company also has a wholly-owned subsidiary with a five-year letter of credit issuance agreement with a single financial institution to provide up to $25.0 million in letters of credit. The agreement was effective September 30, 2006 and is guaranteed by NFS. The wholly-owned subsidiary had issued $18.3 million in letters of credit from this facility as of September 30, 2006.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. London Interbank Offered Rate (LIBOR). NLIC had $78.6 million and $75.0 million outstanding under this agreement as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, the Company had not provided any guarantees on such borrowings, either directly or indirectly.

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

The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of September 30, 2006, the Company was in compliance with all such covenants.

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

Investments

General

The Company’s assets are divided between separate account and general account assets. As of September 30, 2006, $66.13 billion (58%) of the Company’s total assets were held in separate accounts ($65.96 billion, or 57%, as of December 31, 2005) and $48.75 billion (42%) were held in the Company’s general account ($50.20 billion, or 43%, as of December 31, 2005), including $41.31 billion of general account investments ($43.17 billion as of December 31, 2005).

Separate account assets consist primarily of deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. All of the investment performance in the Company’s separate account assets is passed through to the Company’s customers.

As of September 30, 2006 and December 31, 2005, the Company had received $939.9 million and $1.17 billion, respectively, of cash collateral on securities lending and $182.3 million and $203.3 million, respectively, of cash for derivative collateral. The Company had not received any non-cash collateral on securities lending as of September 30, 2006 compared to $5.9 million as of December 31, 2005. Both the cash and non-cash collateral amounts were included in short-term investments with a corresponding liability recorded in other liabilities. As of September 30, 2006 and December 31, 2005, the Company had loaned securities with a fair value of $915.7 million and $1.14 billion, respectively. The Company also held $81.1 million and $53.2 million of securities as off-balance sheet collateral on derivative transactions as of September 30, 2006 and December 31, 2005, respectively.

The following table summarizes the Company’s consolidated general account investments by asset category as of the dates indicated:

	September 30, 2006		December 31, 2005
(dollars in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities	$28,579.0	69.2	$30,106.0	69.7
Equity securities	65.2	0.2	75.6	0.2
Trading assets	22.8	0.1	34.4	0.1
Mortgage loans on real estate, net	8,981.2	21.7	9,148.6	21.2
Real estate, net	104.8	0.3	108.7	0.3
Policy loans	957.7	2.3	930.6	2.1
Other long-term investments	680.6	1.6	691.9	1.6
Short-term investments	1,917.4	4.6	2,073.2	4.8

Total	$41,308.7	100.0	$43,169.0	100.0

The following table lists the ten largest fixed maturity investment holdings by amortized cost for both investment grade and non-investment grade securities included in the general account as of September 30, 2006 (excluding U.S. Treasury securities, obligations of U.S. Government corporations, and agency bonds not backed by the full faith and credit of the U.S. Government):

(in millions)	Predominant Rating	Amortized Cost		Predominant Rating	Amortized Cost
Investment Grade			Non-Investment Grade
Bear Stearns Commercial Mortgage Securities, Inc.	AA	$182.4	Ford Motor Company	B	$60.1
CS First Boston Mortgage Securities Corporation	AAA	176.0	Deluxe Corporation	BB	49.6
Countrywide Alternative Loan Trust	AAA	174.8	General Motors Corporation	B-	46.5
Morgan Stanley Capital I	AAA	159.3	Northwest Airlines, Inc.	BB-	43.1
Morgan Stanley Dean Witter Capital I	AA	150.3	Knight-Ridder, Inc.	BB+	39.9
Structured Assets Securities Corporation	AAA	134.8	Scholastic Corporation	BB	37.9
HSBC Holdings PLC	AA	115.8	Delta Airlines, Inc.	B	26.7
Bank of America Corporation	AA	115.3	Bowater, Inc.	B+	25.0
Berkshire Hathaway, Inc.	A	104.6	Avis Europe, PLC	BB	25.0
LB-UBS Commercial Mortgage Trust	AA	101.2	Edison International	BB+	24.6

Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S.
Government corporations	$186.9	$12.8	$1.9	$197.8
Agencies not backed by the full faith and credit of the
U.S. Government	610.1	48.5	3.0	655.6
Obligations of states and political subdivisions	283.2	0.8	6.8	277.2
Debt securities issued by foreign governments	42.5	1.9	0.5	43.9
Corporate securities
Public	9,848.9	239.4	131.3	9,957.0
Private	6,728.7	143.6	85.7	6,786.6
Mortgage-backed securities – U.S. Government-backed	6,840.7	27.8	113.1	6,755.4
Asset-backed securities	3,903.0	47.1	44.6	3,905.5

Total fixed maturity securities	28,444.0	521.9	386.9	28,579.0
Equity securities	55.5	10.2	0.5	65.2

Total securities available-for-sale	$28,499.5	$532.1	$387.4	$28,644.2

December 31, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S.
Government corporations	$197.1	$14.4	$1.2	$210.3
Agencies not backed by the full faith and credit of the
U.S. Government	882.3	61.2	6.7	936.8
Obligations of states and political subdivisions	314.5	2.4	3.9	313.0
Debt securities issued by foreign governments	42.7	2.7	0.1	45.3
Corporate securities
Public	10,728.5	302.0	122.0	10,908.5
Private	7,199.3	200.7	77.5	7,322.5
Mortgage-backed securities – U.S. Government-backed	6,824.7	21.3	117.0	6,729.0
Asset-backed securities	3,641.7	44.2	45.3	3,640.6

Total fixed maturity securities	29,830.8	648.9	373.7	30,106.0
Equity securities	64.8	11.2	0.4	75.6

Total securities available-for-sale	$29,895.6	$660.1	$374.1	$30,181.6

The following table summarizes by time the gross unrealized losses on securities available-for-sale in an unrealized loss position as of the dates indicated:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
September 30, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$74.5	$0.8	$28.5	$1.1	$103.0	$1.9
Agencies not backed by the full faith and credit of the U.S. Government	51.6	0.6	142.5	2.4	194.1	3.0
Obligations of states and political subdivisions	86.4	0.8	165.8	6.0	252.2	6.8
Debt securities issued by foreign governments	12.9	0.1	8.5	0.4	21.4	0.5
Corporate securities
Public	2,903.0	33.6	3,270.2	97.7	6,173.2	131.3
Private	1,518.4	18.3	1,909.4	67.4	3,427.8	85.7
Mortgage-backed securities – U.S.
Government-backed	1,134.3	10.3	3,818.1	102.8	4,952.4	113.1
Asset-backed securities	957.4	15.4	1,128.4	29.2	2,085.8	44.6

Total fixed maturity securities	6,738.5	79.9	10,471.4	307.0	17,209.9	386.9
Equity securities	20.7	0.5	—	—	20.7	0.5

Total	$6,759.2	$80.4	$10,471.4	$307.0	$17,230.6	$387.4

% of gross unrealized losses		21%		79%

December 31, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$37.4	$0.8	$11.6	$0.4	$49.0	$1.2
Agencies not backed by the full faith and credit of the U.S. Government	329.2	5.4	42.2	1.3	371.4	6.7
Obligations of states and political subdivisions	157.8	3.1	29.7	0.8	187.5	3.9
Debt securities issued by foreign governments	8.6	0.1	—	—	8.6	0.1
Corporate securities
Public	3,731.0	73.4	1,247.0	48.6	4,978.0	122.0
Private	1,957.3	46.5	767.7	31.0	2,725.0	77.5
Mortgage-backed securities – U.S.
Government-backed	4,526.2	96.0	702.9	21.0	5,229.1	117.0
Asset-backed securities	1,516.4	28.2	490.2	17.1	2,006.6	45.3

Total fixed maturity securities	12,263.9	253.5	3,291.3	120.2	15,555.2	373.7
Equity securities	20.8	0.4	—	—	20.8	0.4

Total	$12,284.7	$253.9	$3,291.3	$120.2	$15,576.0	$374.1

% of gross unrealized losses		68%		32%

The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded and privately placed securities. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of September 30, 2006 and December 31, 2005.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of the dates indicated:

(in millions)		September 30, 2006		December 31, 2005
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$19,522.1	$19,549.3	$19,945.0	$20,053.4
2	Baa	7,172.0	7,257.3	8,105.1	8,247.9
3	Ba	1,053.7	1,059.5	1,090.0	1,096.7
4	B	653.8	659.2	546.1	549.2
5	Caa and lower	20.3	29.2	53.3	60.5
6	In or near default	22.1	24.5	91.3	98.3

	Total	$28,444.0	$28,579.0	$29,830.8	$30,106.0

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

Mortgage-Backed Securities

The Company’s general account mortgage-backed securities (MBS) portfolio is comprised of residential MBS investments. As of September 30, 2006, MBS investments totaled $6.76 billion (24%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $6.73 billion (22%) as of December 31, 2005.

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

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk varies by the type of MBS held. The Company limits its exposure to prepayments/extensions by including less volatile types of MBSs. As of September 30, 2006, $2.45 billion (36%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs) compared to $2.43 billion (36%) as of December 31, 2005. PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Most of the Company’s non-PAC MBSs hold varying degrees of cash flow structure and prepayment/extension risk. The MBS portfolio contained only 4% of pure pass-throughs as of September 30, 2006 and December 31, 2005.

The following table summarizes the distribution by investment type of the Company’s general account MBS portfolio as of the dates indicated:

	September 30, 2006		December 31, 2005
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Planned amortization class	$2,454.7	36.4	$2,434.4	36.2
Non-accelerating securities – CMO	1,533.1	22.7	1,431.7	21.3
Sequential	1,481.8	21.9	1,578.4	23.5
Very accurately defined maturity	803.5	11.9	823.8	12.2
Multi-family mortgage pass-through certificates	243.1	3.6	244.7	3.6
Accrual	124.1	1.8	160.2	2.4
Other	115.1	1.7	55.8	0.8

Total	$6,755.4	100.0	$6,729.0	100.0

Asset-Backed Securities

The Company’s general account asset-backed securities (ABS) portfolio includes home equity and credit card-backed ABS investments, among others. As of September 30, 2006, ABS investments were $3.91 billion (14%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $3.64 billion (12%) as of December 31, 2005.

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

The following table summarizes the distribution by investment type of the Company’s general account ABS portfolio as of the dates indicated:

	September 30, 2006		December 31, 2005
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Commercial mortgage-backed securities	$1,322.0	33.8	$860.8	23.6
Home equity/improvement	796.5	20.4	884.5	24.3
Credit card-backed	413.2	10.6	484.2	13.3
Trust preferred - residual income	330.2	8.5	210.6	5.8
CBO/CLO/CDO	221.2	5.7	264.4	7.3
Non-accelerated securities	191.9	4.9	205.4	5.6
Enhanced equity/equity trust certificates	139.1	3.6	170.0	4.7
Pass-through certificate	113.3	2.9	132.4	3.6
Student loans	89.5	2.3	89.5	2.5
Franchise/business loan	59.3	1.5	80.3	2.2
Other	229.3	5.8	258.5	7.1

Total	$3,905.5	100.0	$3,640.6	100.0

Private Placement Fixed Maturity Securities

The Company invests in private placement fixed maturity securities because of the generally higher nominal yield available compared to comparably rated public fixed maturity securities, more restrictive financial and business covenants available in private fixed maturity security loan agreements and stronger prepayment protection. Although private placement fixed maturity securities are not registered with the SEC and generally are less liquid than public fixed maturity securities, restrictive financial and business covenants included in private placement fixed maturity security loan agreements generally are designed to compensate for the impact of increased liquidity risk. A significant portion of the private placement fixed maturity securities that the Company holds are participations in issues that are also owned by other investors. In addition, some of these securities are rated by nationally recognized rating agencies, and substantially all have been assigned a rating designation by the NAIC, as shown in the earlier table summarizing the credit quality of the Company’s general account fixed maturity securities portfolio.

Mortgage Loans

As of September 30, 2006, general account mortgage loans were $8.98 billion (22%) of the carrying value of consolidated general account investments compared to $9.15 billion (21%) as of December 31, 2005. Substantially all of these loans were commercial mortgage loans. Commitments to fund mortgage loans of $116.4 million were outstanding as of September 30, 2006 compared to $293.7 million as of December 31, 2005.

The table below summarizes the carrying values of mortgage loans by regional exposure and type of collateral as of September 30, 2006:

(in millions)	Office	Warehouse	Retail	Apartment & Other	Total
New England	$189.1	$15.4	$100.7	$84.3	$389.5
Middle Atlantic	197.5	337.6	361.4	202.2	1,098.7
East North Central	170.3	251.0	622.6	516.2	1,560.1
West North Central	43.5	90.8	66.5	99.8	300.6
South Atlantic	207.9	502.7	886.9	661.5	2,259.0
East South Central	35.0	79.7	122.2	136.2	373.1
West South Central	104.6	133.1	160.9	231.1	629.7
Mountain	116.7	137.6	195.9	355.7	805.9
Pacific	347.1	462.8	446.5	320.0	1,576.4

Total principal	$1,411.7	$2,010.7	$2,963.6	$2,607.0	8,993.0

Valuation allowance					(33.5)
Unamortized premium					21.6
Cumulative change in fair value of hedged mortgage loans and commitments					0.1

Total mortgage loans on real estate, net					$8,981.2

As of September 30, 2006, the Company’s largest exposure to any single borrowing group was $886.9 million, or 10% of the Company’s general account mortgage loan portfolio, compared to $844.3 million, or 9%, as of December 31, 2005.

As of September 30, 2006 and December 31, 2005, 0.02% and 0.05%, respectively, of the Company’s mortgage loans were classified as delinquent. As of September 30, 2006, there were no foreclosed loans compared to 0.11% as of December 31, 2005. Restructured loans totaled 0.27% and 0.28% of the Company’s mortgage loans as of September 30, 2006 and December 31, 2005, respectively.

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

There have been no changes during the Company’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Nationwide Financial Services, Inc. Amended and Restated Stock Retainer Plan for Non-Employee Directors, 104 shares of Class A common stock were issued by NFS during the third quarter of 2006, at an average price of $47.05 per share, to the Chairman of the NFS Board of Directors. This was a partial payment of the supplemental retainer of $40,000 paid by NFS to the Chairman in consideration of his additional duties. The Chairman’s supplemental retainer is paid in monthly installments, one-half in cash and one-half in shares of the Company’s Class A common stock. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder.

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements – Note 7 – Shareholders’ Equity for a discussion of the Company’s stock repurchase program.

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of NFS’ equity securities by NFS or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, during the Company’s third quarter:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate value) of shares (or units) that may yet be purchased under the plans or programs
July 2006	—	N/A	—	63,372,112
August 2006	—	N/A	—	63,372,112
September 2006	—	N/A	—	63,372,112

Total	—	N/A	—

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5     OTHER INFORMATION

None.

ITEM 6     EXHIBITS

10.1	Offer letter for William Jackson dated August 21, 2006

10.2	Offer letter for James Lyski dated August 30, 2006

18.1	Letter regarding change in accounting policy related to goodwill

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy G. Frommeyer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

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

NATIONWIDE FINANCIAL SERVICES, INC.
(Registrant)

Date: November 3, 2006	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President — Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)