Form 10-K
period 2006-12-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2007-03-01
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Aggregate market value of the registrant’s voting common equity held by nonaffiliates on June 30, 2006 computed by reference to the closing sale price per share of the registrant’s Class A common stock on the New York Stock Exchange as of June 30, 2006 was $2.35 billion.

As of February 26, 2007, the registrant had 54,299,098 shares outstanding of its Class A common stock (par value $0.01 per share) and 91,778,717 shares outstanding of its Class B common stock (par value $0.01 per share).

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

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

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and investment sells a diverse range of products including individual annuities, private and public sector group retirement plans, other investment products sold to institutions, life insurance and investment advisory services.

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of the Company that market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), an indirect wholly-owned subsidiary; NFN producers; The 401(k) Company, an indirect wholly-owned subsidiary (see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)—Overview—Discontinued Operations for information about the pending sale of The 401(k) Company); and TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial), a majority-owned subsidiary, through its joint venture with MC Insurance Agency Services, LLC d/b/a Mullin Consulting (Mullin Consulting). The Company also distributes retirement savings products through the agency distribution force of its ultimate majority parent company, Nationwide Mutual Insurance Company (NMIC). The Company believes its broad range of competitive products, strong distributor relationships and diverse distribution network position it to compete effectively in the rapidly growing retirement savings market under various economic conditions.

The Company has grown its customer base in recent years as a result of its long-term investments in developing the distribution channels necessary to reach its target customers and the products required to meet the demands of these customers. The Company believes its growth has been enhanced further by favorable demographic trends and the growing tendency of Americans to supplement traditional sources of retirement income with self-directed investments, such as products offered by the Company. From 1997 to 2006, the Company’s customer funds managed and administered grew from $57.46 billion to $174.89 billion, a compound annual growth rate of 11.77%. Asset growth during this period resulted from net flows into the Company’s products, interest credited to and market appreciation of policyholder account values, and acquisitions.

Capital Stock Transactions

The 54.2 million shares of Class A common stock outstanding as of December 31, 2006 are publicly held and primarily were issued through NFS’ initial public offering completed in March 1997 and in conjunction with the acquisition of NFN in October 2002. The Class A shares represent 37.1% of the equity ownership in NFS and 5.6% of the combined voting power of NFS’ Class A and Class B common stock as of December 31, 2006. Nationwide Corporation (Nationwide Corp.) owns all of the outstanding shares of Class B common stock, which represents the remaining 62.9% equity ownership and 94.4% of the combined voting power of the shareholders of NFS as of December 31, 2006. Nationwide Corp. is a majority-owned subsidiary of NMIC.

Business Segments

Individual Investments

The Individual Investments segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, individual annuity products, deferred fixed annuity products, income products and investment advisory services. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection features, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(in millions)	2006	2005	2004
Total revenues	$1,514.3	$1,514.5	$1,477.4
Pre-tax operating earnings	210.8	237.0	234.4
Account values as of year end	52,963.6	51,227.6	52,481.9

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

In addition to generating significant fee income, the variable annuity business is attractive to the Company because it generally requires less capital support than fixed annuity and traditional life insurance products. This is because the investment risk on variable annuity contracts without guarantee features is borne by the customer. The Company receives income from variable annuity contracts primarily in the form of asset fees. Most of the Company’s variable annuity products include a contingent deferred sales charge, also known as a “surrender charge” or “back-end load,” This charge is assessed against premium withdrawals in excess of specified amounts in the early years of the contract (usually the first seven years). Surrender charges are intended to protect the Company from withdrawals before the Company has had the opportunity to recover its initial sales expenses. Generally, surrender charges on individual variable annuity products are 7% of deposits withdrawn during the first year, scaling ratably to no charge for the eighth year and beyond. Surrender charge periods of zero and four years are also available in some of the Company’s products.

The Company’s variable annuity products consist almost entirely of flexible premium deferred variable annuity (FPVA) contracts. Such contracts are savings vehicles in which the customer makes a single deposit or series of deposits. The customer has the flexibility to invest in mutual funds managed by independent investment managers and an affiliate of NMIC, NWD Investment Management, Inc. (NWD), formerly Gartmore Global Investments, Inc. (see Part II, Item 7—MD&A—Overview—Acquisition for more information). In addition to mutual fund elections, fixed investment options are available to customers who purchase certain of the Company’s variable annuities by designation of some or all of their deposits to such options. A fixed option offers the customer a guarantee of principal and a guaranteed interest rate for a specified period of time. Deposit intervals and amounts are flexible and, therefore, subject to variability. The value of a variable annuity fluctuates in accordance with the investment experience of the underlying mutual funds chosen by the customer. Such contracts have no maturity date and remain in force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income stream for life or for a fixed number of years. The customer is permitted to withdraw all or part of the accumulated value of the annuity, less any applicable surrender charges, at any time. As specified in the FPVA contract, the customer generally can elect from a number of payment options that provide either a fixed or variable stream of benefit payments.

Guarantees are a common feature throughout the variable annuity industry. In addition to tax deferral, death benefit and living benefit guarantees differentiate variable annuities from other securities available in the financial services marketplace. Nearly all of the Company’s individual variable annuity products include guaranteed minimum death benefit (GMDB) features. A GMDB generally provides additional benefits if the annuitant dies and the policyholder’s contract value is less than a defined amount, which may be based on the premiums paid less amounts withdrawn or a policyholder contract value on a specified anniversary date. While GMDBs do create additional risk to the Company, such benefits are generally less valuable and less sensitive to assumption risk than living benefits. Accordingly, the Company is careful to offer only living benefit features that meet an acceptable risk/return profile. Beginning in 1999, the Company began offering optional guaranteed minimum income benefits (GMIBs), a living benefit that provides for enhanced annuitization guarantees. During 2003, the Company replaced its GMIB offering with Capital Preservation Plus, a guaranteed minimum accumulation benefit (GMAB) that provides a minimum investment return over 5 to 10 year horizons regardless of actual account performance. In March 2005, the Company further modified its GMAB offering into a hybrid GMAB/guaranteed lifetime withdrawal benefit (GLWB) called Capital Preservation Plus Lifetime Income (CPPLI). This feature provides an enhanced retirement income floor option following the maturity of the GMAB guarantee. In March 2006, the Company added a stand-alone guaranteed lifetime withdrawal benefit (GLWB), Lifetime Income (L.INC), to compliment CPPLI in its product offerings. L.INC provides for enhanced retirement income security via guaranteed accumulation rates and withdrawal rates that increase with age without the liquidity loss associated with annuitization. The Company continually refines these features to keep them attractive to prospective buyers while also balancing the risk and costs borne by the Company. See Note 10 to the audited consolidated financial statements included in the F pages of this report for further discussion of variable annuity contracts offered by the Company.

Fixed annuity products are marketed to individuals who seek long-term savings products that provide a guarantee of principal, a stable net asset value and a guarantee of the interest rate to be credited to the principal amount for a specified period of time. Fixed annuities generally consist of single premium deferred annuity (SPDA) and flexible premium deferred annuity (FPDA) contracts with initial interest guarantees of one to five years and annual re-determination of crediting rates thereafter. Both SPDAs and FPDAs are subject to long-term minimum crediting rates generally ranging from 1.5% to 3.5%. The Company invests fixed annuity customer deposits at its discretion in its general account investment portfolio, while variable annuity customer deposits are invested in mutual funds as directed by the customer and are held in the Company’s separate account. Unlike variable annuity assets that are held in the Company’s separate account, the Company bears the investment risk on assets held in its general account. The Company attempts to earn a spread by investing a customer’s deposits for higher yields than the interest rate it credits and associated expenses. Most fixed annuity contracts provide for the imposition of surrender charges, which are assessed against withdrawals (in excess of specified amounts) and serve to reimburse the company for unrecovered acquisition costs in the event of early termination. Generally, surrender charges on individual fixed annuity products are 6% to 8% of deposits withdrawn during the first year and typically decline from year to year, disappearing after five to seven contract years. Surrender charges are often limited to interest earned since inception. SPDA and FPDA contracts have no maturity date and remain in force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income stream for life or for a fixed number of years. The Company’s individual fixed annuity products are primarily distributed through unaffiliated financial institutions and affiliated channels.

In 2005, the Company began issuing a fixed equity-indexed annuity (EIA) known as Clear Horizon. Unlike traditional individual fixed annuities, EIAs provide for interest earnings that are linked to the performance of specified equity market indices. Clear Horizon is a single premium, annual reset EIA under which an index credit is made (if applicable) on the last day of the calendar quarter of each policy anniversary, known as the index maturity date. The index credit is based on changes in the Standard & Poor’s (S&P) 500 Index and is subject to an index cap that varies based on when a contract is issued. Index credits are guaranteed to never be less than 0%.

Income products include single premium immediate annuity (SPIA) contracts. SPIAs are annuities that require a one-time deposit in exchange for guaranteed periodic annuity benefit payments, either for a certain period of time or for the contractholder’s lifetime.

During 2006, the average net investment income earned and interest credited rates on contracts (including the fixed option under the Company’s variable contracts) in the Individual Investments segment were 5.74% and 3.76%, respectively (5.61% and 3.69%, respectively, in 2005).

The Company offers individual variable annuities under The BEST of AMERICA brand name. The Company also markets individual variable annuities as “private label” products.

Individual The BEST of AMERICA Products. The Company’s principal individual FPVA contracts are sold under the brand name The BEST of AMERICA, and the Company also offers FPVA contracts under different names. The BEST of AMERICA brand name individual variable annuities accounted for $4.39 billion (81%) of the Company’s Individual Investments segment sales in 2006 ($3.14 billion, or 76%, in 2005, and $3.67 billion, or 69%, in 2004) and $36.11 billion (68%) of the Company’s Individual Investments segment account values as of December 31, 2006 ($32.94 billion, or 64%, as of December 31, 2005). During 2003, the Company launched a series of new BEST of AMERICA products designed to allow for greater specialization of product design by distribution channel, new liquidity options with shorter surrender charges, and enhanced death benefit and living benefit guarantees. America’s MarketFLEX Annuity is a specialty variable annuity offering tactical asset allocation services. All of these products generate asset fees and also may generate administration fees for the Company.

Private Label Individual Variable Annuities. These products accounted for $356.6 million (7%) of the Company’s Individual Investments segment sales in 2006 ($346.6 million, or 8%, in 2005, and $449.0 million, or 8%, in 2004) and $7.32 billion (14%) of the Company’s Individual Investments segment account values as of December 31, 2006 ($7.40 billion, or 14%, as of December 31, 2005). The Company has developed several private label variable annuity products in conjunction with other financial intermediaries. These products allow financial intermediaries to market products with substantially the same features as the Company’s brand name products to their own customer bases under their own brand names. The Company believes these private label products strengthen the Company’s ties to certain significant distributors of the Company’s products. These products generate asset fees and also may generate administrative fees for the Company.

Individual Deferred Fixed Annuity Contracts. Deferred fixed annuities consist of SPDA and FPDA contracts. Total deferred fixed annuities accounted for $186.5 million (3%) of the Company’s Individual Investments segment sales in 2006 ($194.4 million, or 5%, in 2005, and $858.8 million, or 16%, in 2004) and $6.54 billion (12%) of the Company’s Individual Investments segment account values as of December 31, 2006 ($8.04 billion, or 16%, as of December 31, 2005). SPDA and FPDA contracts are distributed primarily through financial institutions and Nationwide agents.

Individual Single Premium Immediate Annuity Contracts. The Company offers both fixed and variable SPIA contracts. SPIA contracts accounted for $230.7 million (4%) of the Company’s Individual Investments segment sales in 2006 ($196.7 million, or 5%, in 2005, and $168.4 million, or 3%, in 2004) and $2.03 billion (4%) of the Company’s Individual Investments account segment values as of December 31, 2006 ($1.98 billion, or 4%, as of December 31, 2005). SPIAs are annuities that require a one-time deposit in exchange for guaranteed, periodic annuity benefit payments, often for the contractholder’s lifetime. SPIA contracts are attractive to customers at or near retirement age that desire a steady stream of future income. The Company’s SPIA contracts are offered through both affiliated and unaffiliated distribution channels and may be purchased directly or though annuitization of any of the Company’s various individual and group deferred annuity contracts.

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector primarily includes Internal Revenue Code (IRC) Section 401(k) fixed and variable group annuity business generated through NLIC and trust and custodial services through Nationwide Trust Company, FSB a division of Nationwide Bank (NTC). Also included in the private sector is Registered Investment Advisors Services, Inc. d/b/a RIA Services Inc. (RIA), which facilitates professional money management of participant assets by registered investment advisors. The public sector primarily includes IRC Section 457 and Section 401(a) business in the form of full-service arrangements that provide plan administration and fixed and variable group annuities as well as administration-only business. Retirement Plans sales do not include large case retirement plan acquisitions and Nationwide employee and agent benefit plans.

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(in millions)	2006	2005	2004
Total revenues	$1,110.9	$1,041.7	$979.5
Pre-tax operating earnings	216.5	187.8	180.3
Account values as of year end	97,418.9	82,998.5	76,661.2

Most private sector plans are sold through the Company’s trust product offerings. The Company also sells group annuity products, the majority of which are fixed annuities offered as an investment option along with the trust product offering. The mix of product sales is consistent with the Company’s significant investment in NTC to develop trust product capabilities not prevalent elsewhere in the market.

The Company’s variable group annuity and trust products provide individual participants the ability to invest in mutual funds managed by independent investment managers and NWD. Deposit intervals and amounts are flexible and, therefore, subject to variability. The value of a variable group annuity varies with the investment experience of the mutual funds chosen by participants. Participants are restricted in their ability to withdraw funds from these contracts without tax penalties. The Company receives income from variable group annuity and trust contracts primarily in the form of asset and administrative fees. In addition, many of the Company’s variable group annuity and trust products provide for a surrender charge that is assessed against withdrawals in excess of specified amounts made during a specified period, usually not exceeding nine years from contract issuance. Surrender charges are intended to protect the Company from withdrawals early in the contract period, before the Company has had the opportunity to recover its sales expenses.

The Company’s fixed group annuity contracts provide individual participants a guarantee of principal and a guaranteed interest rate for a specified period of time. The Company attempts to earn a spread by investing a participant’s deposits for higher yields than the interest rate credited to the participant’s contract.

During 2006, the average net investment income earned and interest credited rates on fixed contracts in the Retirement Plans segment were 5.88% and 4.07%, respectively (6.08% and 4.18%, respectively, during 2005).

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

The BEST of AMERICA Group Pension Series. These products are offered as group annuity contracts and trust products by NTC. The BEST of AMERICA group annuity products accounted for $1.23 billion (10%) of the Company’s Retirement Plans segment sales in 2006 ($1.37 billion, or 13%, in 2005, and $1.68 billion, or 17%, in 2004) and $7.56 billion (8%) of the Company’s Retirement Plans account values as of December 31, 2006 ($7.79 billion, or 9%, as of December 31, 2005). Trust products accounted for $4.50 billion (38%) of segment sales in 2006 ($3.97 billion, or 37%, in 2005, and $3.23 billion, or 33%, in 2004) and $18.83 billion (19%) of segment account values as of December 31, 2006 ($14.48 billion, or 17%, as of December 31, 2005). The BEST of AMERICA group products are typically offered only on a tax-qualified basis. These products may be structured with a variety of features that may be arranged in over 600 combinations of front-end loads, back-end loads and asset-based fees.

Section 457 Group Annuity Contracts. These group annuity contracts accounted for $1.53 billion (13%) of the Company’s Retirement Plans segment sales in 2006 ($1.54 billion, or 14%, in 2005, and $1.51 billion, or 15%, in 2004) and $15.98 billion (16%) of the Company’s Retirement Plans segment account values as of December 31, 2006 ($15.79 billion, or 19%, as of December 31, 2005). The Company offers a variety of group variable annuity contracts that are designed primarily for use in conjunction with plans described under IRC Section 457, which permits employees of state and local governments to defer a certain portion of their annual income and invest such income on a tax-deferred basis. These contracts typically generate asset fees and also may generate annual administrative fees for the Company.

Administration-Only Contracts. The Company offers administration and record-keeping services to IRC Section 457 plans outside of a group annuity contract. The contracts for these services accounted for $2.49 billion (21%) of the Company’s Retirement Plans segment sales in 2006 ($2.34 billion, or 22%, in 2005, and $2.12 billion, or 22%, in 2004) and $27.97 billion (29%) of the Company’s Retirement Plans segment account values as of December 31, 2006 ($24.30 billion, or 29%, as of December 31, 2005). In the past few years, the Company has experienced a shift in product mix from group annuity contracts to more administration-only cases. The Company collects a fee for administration-only contracts either as a percentage of plan assets or as a specified amount per participant or contract.

NFN Group Annuities. NFN sells Selector+ Group Variable Annuities, which accounted for $188.2 million (2%) of the Company’s Retirement Plans segment sales in 2006 ($205.9 million, or 2%, in 2005, and $335.8 million, or 3%, in 2004) and provide a diversified investment menu of separate accounts. The All Pro series of separate accounts is a series of multi-managed, style-specific separate accounts developed in conjunction with Wilshire Associates, Inc. The All Pro series is used in the STAR Program to develop asset allocation models. The STAR Program was developed to address the needs of plan sponsors making investment decisions to meet the stated objectives of their plan. The Selector+ Group Variable Annuity is available for governmental and corporate qualified retirement plans and has the flexibility to enable producers to choose from asset-based fees, deposit-based fees or a combination of both.

Individual Protection

The Individual Protection segment consists of investment life insurance products, including individual variable, corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) products; traditional life insurance products; universal life insurance products; and the operating results of TBG Financial. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(in millions)	2006	2005	2004
Total revenues	$1,345.5	$1,348.5	$1,350.1
Pre-tax operating earnings	274.8	258.2	242.7
Life insurance policy reserves as of year end	19,686.8	17,388.6	15,683.0
Life insurance in force as of year end	133,312.7	126,361.1	109,225.7

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

The Company markets its Individual Protection products through a broad spectrum of distribution channels. Unaffiliated entities that sell these products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, brokerage general agencies and producer groups, and life insurance specialists. Representatives of the Company who market these products directly to a customer base include Mullin TBG Insurance Agency Services, LLC (Mullin TBG), NFN producers and Nationwide agents.

COLI and BOLI Products. Corporations purchase COLI, whereas banks purchase BOLI, to fund non-qualified benefit plans. Corporations or banks may make a single premium payment or a series of premium payments. For fixed COLI and BOLI products, premium payments are credited with a guaranteed interest rate that is fixed for a specified period of time. For variable COLI and BOLI products, the contractholder’s account value is credited with the investment experience of the underlying funds selected by the contractholder. COLI and BOLI products are sold through life insurance specialists, including Mullin TBG.

Traditional Life Insurance Products. Whole life insurance combines a death benefit with a savings plan that increases gradually over a period of years. The customer generally pays a level premium over the expected lifetime. Whole life insurance contracts allow customers to borrow against the savings and provide the option of surrendering the policy and receiving the accumulated cash value rather than the death benefit. Term life insurance provides only a death benefit without any savings component. Traditional life insurance products are sold through NFN producers and Nationwide agents, wirehouse and regional firms, and independent broker/dealers.

Universal Life and Variable Universal Life Insurance Products. The Company offers universal life insurance and variable universal life insurance products, including both flexible premium and single premium designs. These products provide life insurance under which the benefits payable upon death or surrender depend upon the policyholder’s account value. Universal life insurance provides whole life insurance with flexible premiums and adjustable death benefits. For universal life insurance, the policyholder’s account value is credited an adjustable rate of return set by the Company based on current interest rates. For variable universal life insurance, the policyholder’s account value is credited with the investment experience of the mutual funds chosen by the customer. Variable universal life insurance products also typically include a general account guaranteed interest investment option. The Company’s variable universal life insurance products are marketed under the Nationwide and The BEST of AMERICA brand names, which have the same wide range of investment options as the Company’s variable annuity products. These products are distributed on an unaffiliated basis by independent broker/dealers, financial institutions, and wirehouse and regional firms, brokerage general agencies and producer groups, and on an affiliated basis by NFN producers and Nationwide agents.

Corporate and Other

The Corporate and Other segment includes structured products business; the medium-term note (MTN) program; net investment income and certain expenses not allocated to other segments; periodic net coupon settlements on non-qualifying derivatives; trading portfolio realized gains and losses; trading portfolio valuation changes; interest expense on debt; revenues and expenses of the Company’s non-insurance subsidiaries not reported in other segments; and net realized gains and losses related to securitizations.

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(in millions)	2006	2005	2004
Operating revenues	$445.4	$385.0	$310.0
Pre-tax operating earnings	67.7	55.7	58.6
Net realized (losses) gains on investments, hedging instruments and hedged items[1]	(0.6)	18.2	(40.9)

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

MTN Program. The Company’s MTN program represents sales of funding agreements that secure medium-term notes issued through an unrelated third party trust. This program was launched in July 1999 to expand spread-based product offerings. Sales of funding agreements totaled $1.78 billion in 2006 ($900.0 million in 2005 and 2004) and accounted for the majority of the Company’s Corporate and Other segment account values as of December 31, 2006 and 2005. Sales under the Company’s MTN program are not included in the Company’s sales data, as they do not produce steady production flow that lends itself to meaningful comparisons.

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

See Part II, Item 7—MD&A for sales by distribution channel for the years ended December 31, 2006, 2005 and 2004.

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

Financial Institutions. The Company markets individual variable and fixed annuities (under its brand names and on a private label basis), 401(k) plans and life insurance through financial institutions, consisting primarily of banks and their subsidiaries. The Company believes that it has competitive advantages in this distribution channel, including its expertise in training financial institution personnel to sell annuities and pension products, its breadth of product offerings, its financial strength, the Nationwide and The BEST of AMERICA brand names, and the ability to offer private label products.

Pension Plan Administrators. The Company markets group retirement plans organized pursuant to IRC Section 401 and sponsored by employers as part of employee retirement programs through regional pension plan administrators. The Company also has linked pension plan administrators with the financial planning community to sell group pension products. The Company targets employers with 25 to 2,000 employees because it believes that these plan sponsors tend to require extensive record-keeping services from pension plan administrators and therefore are more likely to become long-term customers.

Life Insurance Specialists. The Company markets COLI and BOLI through life insurance specialists, which are firms that specialize in the design, implementation and administration of executive benefit plans.

Affiliated Entities

NRS. The Company markets various products and services to the public sector, primarily on a retail basis, through several subsidiary sales organizations. The Company markets group variable annuities and fixed annuities as well as administration and record-keeping services to state and local governments for use in their IRC Section 457 and Section 401(a) retirement programs. The Company maintains endorsement arrangements with state and local government entities, including the National Association of Counties (NACo), The United States Conference of Mayors (USCM) and The International Association of Fire Fighters (IAFF).

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

The 401(k) Company. The 401(k) Company provides administrative and record-keeping services to employers in the private sector for use in their IRC Section 401(k) retirement programs. The sale of The 401(k) Company is expected to be finalized effective March 31, 2007 (see Part II, Item 7—MD&A—Overview—Discontinued Operations for more information).

TBG Financial. TBG Financial sells, through its joint venture with Mullin Consulting, NFS and unaffiliated entity COLI and BOLI products to fund non-qualified deferred compensation programs.

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

Reinsurance

The Company follows the industry practice of reinsuring a portion of its life insurance and annuity risks with other companies in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. The maximum amount of individual ordinary life insurance retained by the Company on any one life is $5.0 million. The Company cedes insurance primarily on an automatic basis, whereby risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a facultative basis, whereby the reinsurer’s prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis, particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The Company maintains catastrophic reinsurance coverage to protect against large losses related to a single event. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder.

The Company has entered into reinsurance contracts with certain unaffiliated reinsurers to cede a portion of its general account life, annuity and health business. Total amounts recoverable under these reinsurance contracts include ceded reserves, paid and unpaid claims, and certain other amounts, and totaled $1.09 billion and $1.10 billion as of December 31, 2006 and 2005, respectively. The impact of these contracts on the Company’s results of operations is immaterial. The ceding of risk does not discharge the original insurer from its primary obligation to the contractholder. Under the terms of the contracts, specified assets have been placed in trusts as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in each of the underlying contracts. Certain portions of the Company’s variable annuity guaranteed benefit risks are also reinsured. These treaties reduce the Company’s exposure to death benefit and income benefit guarantee risk in the Individual Investments segment. The Company has no other material reinsurance arrangements with unaffiliated reinsurers.

The Company’s only material reinsurance agreements with affiliates are the modified coinsurance agreements pursuant to which NLIC ceded to other members of Nationwide all of its accident and health insurance business not ceded to unaffiliated reinsurers, as described in Note 17 to the audited consolidated financial statements included in the F pages of this report.

Ratings

Ratings with respect to claims-paying ability and financial strength are an important factor in establishing the competitive position of insurance companies. These ratings represent each rating agency’s opinion of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. They are not evaluations directed toward the protection of investors and are not recommendations to buy, sell or hold securities. Such factors are of concern to policyholders, agents and intermediaries. Furthermore, rating agencies utilize proprietary capital adequacy models to establish ratings for the Company and certain subsidiaries. The Company’s ratings are at risk from changes in these models and the impact that changes in the underlying business in which it is engaged can have on such models. In an effort to minimize the adverse impact of this risk, the Company maintains regular communications with the rating agencies, performs evaluations using such capital adequacy models, and considers such models in the design of its products and transactions.

Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating agencies continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company’s ratings could have a material adverse effect on the Company’s ability to market its products and could increase the rate of surrender of the Company’s products. Both of these consequences could have a material adverse effect on the Company’s liquidity and, under certain circumstances, net income. NLIC (and its insurance company subsidiary) and NLICA (and its main insurance company subsidiary) each have financial strength ratings of “A+” (Superior) from A.M. Best Company, Inc. (A.M. Best). Both NLIC and NLICA’s claims-paying ability/financial strength are rated “Aa3” (Excellent) by Moody’s Investors Service, Inc. (Moody’s) and “AA-” (Very Strong) by Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. (S&P).

The Company’s financial strength is also reflected in the ratings of its senior notes, subordinated debentures, capital securities issued by a subsidiary trust and commercial paper issued by NLIC. The following table summarizes these ratings as of December 31, 2006:

	A.M. Best	Moody’s	S&P
Senior notes	a-	A3	A-
Subordinated debentures	bbb+	Baa1	BBB+
Capital securities issued by a subsidiary trust	bbb+	Baa1	BBB
Commercial paper issued by NLIC	AMB-1	P-1	A-1+

These ratings are subject to periodic review by A.M. Best, Moody’s and S&P, and the maintenance of such ratings cannot be assured. If any rating is reduced from its current level, the Company’s financial position and results of operations could be adversely affected.

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

Regulation

Regulation at State Level

As an insurance holding company, the Company is subject to regulation by the states in which its insurance subsidiaries are domiciled and/or transact business. Most states have enacted legislation that requires each insurance holding company and each insurance company in an insurance holding company system to register with the insurance regulatory authority of the insurance company’s state of domicile and annually furnish financial and other information concerning the operations of companies within the holding company system that materially affect the operations, management or financial condition of the insurers within such a system. Under such laws, a state insurance authority usually must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company domiciled in its state.

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

As part of their routine regulatory oversight process, state insurance departments periodically conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations generally are conducted in cooperation with the insurance departments of multiple states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). The most recently completed examinations of NLIC and Nationwide Life and Annuity Insurance Company (NLAIC) were conducted by the Ohio Department of Insurance (ODI) for the five-year period ended December 31, 2001. This examination did not result in any significant issues or adjustments. The ODI is currently conducting an examination of NLIC, NLAIC and Nationwide Life Insurance Company of America (NLICA) for the five-year period ended December 31, 2006. The most recently completed examination of NLICA was conducted by the

Pennsylvania Insurance Department (PID) for the five-year period ended December 31, 2002. This examination did not result in any significant issues or adjustments. The most recently completed examination of Nationwide Life and Annuity Company of America (NLACA) was conducted by the Delaware Insurance Department (DID) for the four-year period ended December 31, 2004. This examination did not result in any significant issues or adjustments.

State insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations. NLIC, NLAIC and NLACA are currently undergoing regulatory market conduct examinations in five states. The Company’s insurance subsidiaries continuously monitor sales, marketing and advertising practices and related activities of their agents and personnel and provide continuing education and training in an effort to ensure compliance with applicable insurance laws and regulations. There can be no assurance that any non-compliance with such applicable laws and regulations would not have a material adverse effect on the Company.

In December 2004, the NAIC adopted model legislation implementing new disclosure requirements with respect to compensation of insurance producers. In 2005, related state legislation was adopted in a few states and focused on the producer rather than the insurance company. Although the Company is not aware of regulatory or legislative developments or proposals regarding producer compensation disclosure that would have a material impact on its operations, the NAIC maintains a task force that will continue to review producer compensation disclosure requirements, and additional changes that could impact the Company are possible.

Regulation of Dividends and Other Payments from Insurance Subsidiaries

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. During the year ended December 31, 2006, NLIC paid dividends of $375.0 million to NFS. NLIC’s statutory capital and surplus as of December 31, 2006 was $2.68 billion, and statutory net income for 2006 was $537.5 million. As of January 1, 2007, NLIC could pay dividends to NFS totaling $162.5 million without obtaining prior approval. As of March 1, 2007, NLIC will be able to pay dividends to NFS totaling $232.5 million upon providing prior notice to the ODI. On February 21, 2007, NLIC declared an ordinary dividend of $232.5 million and an extraordinary dividend of $242.5 million, both payable to NFS in March 2007. NLIC will provide notice to the ODI of the ordinary dividend and seek prior approval from the ODI of the extraordinary dividend before paying these dividends to NFS.

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

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the PID either approves or does not disapprove payment within

30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLICA paid a dividend of $110.0 million to NFS in 2006. The statutory capital and surplus of NLICA as of December 31, 2006 was $654.3 million, and statutory net income for the year ended December 31, 2006 was $95.3 million. As of January 1, 2007, NLICA could not pay any dividends to NFS without obtaining prior approval.

NFS currently does not expect such regulator requirements to impair the ability of its insurance company subsidiaries to pay sufficient dividends in order for NFS to have the necessary funds available to meet its obligations.

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

Based on the formula adopted by the NAIC, all of the Company’s insurance subsidiaries’ adjusted capital as of December 31, 2006 exceeded the levels at which the Company would be required to take corrective action.

Assessments Against and Refunds to Insurers

Insurance guaranty association laws exist in each state, the District of Columbia and the Commonwealth of Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. The amount and timing of any future assessment on or refund to the Company’s insurance subsidiaries under these laws cannot be reasonably estimated and are beyond the control of the Company and its insurance subsidiaries. A large part of the assessments paid by the Company’s insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company’s insurance subsidiaries’ premium taxes. For the years ended December 31, 2006, 2005 and 2004, net premium tax refunds received by the Company were immaterial.

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

All aspects of the Company’s subsidiaries’ investment advisory activities are subject to applicable federal and state laws and regulations in the jurisdictions in which they conduct business. These laws and regulations primarily are intended to benefit investment advisory clients and investment company shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the transaction of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor’s registration as an advisor, censure and fines.

Unitary Savings and Loan Holding Company Status

Nationwide Bank is a federal savings bank chartered by and subject to comprehensive regulation and periodic examination by the Office of Thrift Supervision of the U.S. Department of the Treasury (OTS). As a result of the Company’s ownership of Nationwide Bank, the Company is a unitary savings and loan holding company subject to regulation by the OTS and to the provisions of the Home Owners’ Loan Act of 1933 (Home Owners’ Loan Act). As a unitary savings and loan holding company, the Company generally is not restricted as to the types of business activities in which it may engage, so long as Nationwide Bank continues to meet the qualified thrift lender test (QTL Test). Under the Home Owners’ Loan Act, existing unitary savings and loan holding companies such as the Company are grandfathered with full powers to continue and expand their current activities. However, if the Company should fail to qualify as a unitary savings and loan holding company (as a result of failure of the QTL Test or otherwise), then the types of activities in which the Company and its non-savings association subsidiaries would be able to engage would generally be limited to those eligible for bank holding companies (subject, however, to the Company’s ability to elect status as a financial holding company under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999).

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

Tax Legislation

The American Jobs Creation Act of 2004 modified and codified the rules applicable to nonqualified deferred compensation plans, a market in which the Company provides services and products. The Pension Protection Act of 2006 imposed new conditions that must be met in order for the death benefits from certain employer-owned life insurance contracts to continue to be received income tax free. In addition, numerous changes were made to simplify the administration and operation of retirement programs such as individual retirement accounts and IRC Section 401(k) plans. The IRS is expected to release new regulations regarding IRC Section 403(b) retirement arrangements and nonqualified deferred compensation arrangements in 2007. These legislative and regulatory changes may lessen the competitive advantage of certain of NLIC’s products compared to other investments. As a result, demand for certain of NLIC’s products and services may be negatively impacted.

The U.S. Congress periodically has considered possible legislation that would eliminate many of the tax benefits currently afforded to annuity products. In November 2005, the President’s Advisory Panel on Federal Tax Reform issued a report containing proposals, which if enacted as proposed, could materially reduce the tax advantages of purchasing variable annuity and cash value life insurance products as compared to other investment vehicles. The report included several proposals regarding the creation of tax-advantaged retirement and life savings accounts that were similar to proposals previously made by the Bush administration. Although the proposals have not been enacted, those proposals, or other similar proposals, could be introduced for enactment in future periods.

Employees

As of December 31, 2006, the Company had approximately 4,800 employees, none of which are covered by a collective bargaining agreement.

Available Information

The Company files electronically with the SEC its Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and other reports, which are available on the SEC’s web site (http://www.sec.gov). In addition, all reports filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company also makes available these reports, free of charge, on its web site under the SEC Filings subsection of the Investor Relations area (http://www.nationwidefinancial.com). The Company’s Code of Conduct, Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Governance Committee Charter, Finance Committee Charter and other corporate governance documents are also available on the Company’s web site. Copies of these documents are also available from the Company free of charge. Requests for copies should be made to Mark Barnett, Vice President—Investor Relations, One Nationwide Plaza, Columbus, Ohio 43215-2220, or via telephone at 614-249-8437.

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

There can be no assurance that management will be able to successfully manage the negative impact of interest rate changes. Additionally, for business, regulatory or other reasons, the Company periodically may elect or be required to sell certain of its invested assets when their fair values are less than their original cost, resulting in realized capital losses.

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

A decline in the equity markets can cause the values of the Company’s separate account assets to decline, reduce revenues, increase claims, increase payment obligations under guaranteed contracts and result in the accelerated amortization of deferred policy acquisition costs (DAC).

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

Although the federal government does not directly regulate the insurance industry, federal legislation, administrative policies and court decisions may significantly and adversely affect certain areas of the Company’s business. In addition to product tax issues, these areas include pension and employee welfare benefit plan regulation, financial services regulation and taxation generally. For example, the following events could adversely affect the Company’s business:

•	changes in laws such as ERISA, as amended, that apply to group annuities (see Part I, Item 1—Business —Regulation—ERISA Considerations for a complete discussion of ERISA);

•	changes in tax laws that would reduce or eliminate the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products;

•	repeal of the federal estate tax;

•	changes in the availability of, or rules concerning the establishment and operation of, Section 401(k), 401(a), 403(b) and 457 plans or individual retirement accounts;

•	changes in tax laws (see Part I, Item 1—Business—Regulation—Tax Legislation for a description of risk factors related to potential tax legislation); or

•	changes in tax regulations, such as the proposed regulations that would alter the way tax sheltered annuities described in Section 403(b) of the IRC may be offered and sold.

Litigation or regulatory actions in connection with late trading, market timing, compensation and bidding arrangements, unsuitable sales and replacements, the use of finite reinsurance and/or other sales practices could have a material adverse effect on the Company.

See Part I, Item 3—Legal Proceedings for a description of litigation and regulatory actions. These and future litigation matters may negatively affect the Company by resulting in the payment of substantial awards or settlements, increasing legal and compliance costs, requiring the Company to change certain aspects of its business operations, diverting management attention from other business issues or harming the Company’s reputation with customers.

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

Unauthorized data access and other security breaches could have an adverse impact on the Company’s business and reputation.

Security breaches and other improper accessing of data in the Company’s facilities, networks or databases could result in loss or theft of data and information or systems interruptions that may expose the Company to liability and have an adverse impact on the Company’s business. Moreover, any compromise of the security of the Company’s data could harm the Company’s reputation and business. There can be no assurances that the Company will be able to implement security measures to prevent such security breaches.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

Pursuant to an arrangement between NMIC and certain of its subsidiaries, during 2006 the Company leased on average approximately 905,000 square feet of office space in the three-building home office complex and in other offices in central Ohio. In addition, the Company leases approximately 120,000 square feet of office space in Berwyn, Pennsylvania (of which approximately 90,000 square feet are subleased) and owns approximately 160,000 square feet of office space in Newark, Delaware (of which approximately 14,000 square feet are subleased to an affiliate). Also, during 2005 NMIC announced plans to build and occupy a six-story, 130,000 square foot building in Columbus, Ohio. This building is still under construction. The Company expects to lease some of this space from NMIC. The Company believes that its present and planned facilities are adequate for the anticipated needs of the Company.

ITEM 3	LEGAL PROCEEDINGS

See Note 18 to the audited consolidated financial statements included in the F pages of this report for a discussion of legal proceedings.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2006, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Class A common stock of NFS is traded on the New York Stock Exchange under the symbol “NFS.” As of February 26, 2007, NFS had 116,563 registered shareholders of Class A common stock.

There is no established public trading market for the Company’s Class B common stock. All 91,778,717 shares of Class B common stock are owned by Nationwide Corp.

The following table presents quarterly high, low and closing sales prices of NFS Class A common stock and cash dividends declared on such shares for each quarter of 2006 and 2005:

	Market price			Dividends declared
Quarter ended	High	Low	Closing
March 31, 2006	$44.94	$41.73	$43.02	$0.23
June 30, 2006	44.50	42.46	44.08	0.23
September 30, 2006	48.76	43.71	48.10	0.23
December 31, 2006	54.57	47.83	54.20	0.23

March 31, 2005	$38.47	$35.35	$35.90	$0.19
June 30, 2005	38.71	33.66	37.94	0.19
September 30, 2005	40.41	37.80	40.05	0.19
December 31, 2005	44.00	37.99	44.00	0.19

See Part I, Item 1—Business—Regulation—Regulation of Dividends and Other Payments from Insurance Subsidiaries for information regarding restrictions on the ability of NFS’ insurance subsidiaries to pay dividends to NFS.

Pursuant to the Amended and Restated Nationwide Financial Services, Inc. Stock Retainer Plan for Non-Employee Directors (Stock Retainer Plan), 101 shares of Class A common stock were issued by NFS during the fourth quarter of 2006, at an average price of $52.57 per share, to NFS directors who are not employees of NFS or its affiliates. This was a partial payment of the annual stock retainer paid by NFS to such directors in consideration of serving as directors of the Company. The annual stock retainer consists of a grant of deferred stock units under the Stock Retainer Plan having a value of $90,000. In addition, the directors receive an annual cash retainer of $45,000 (paid in monthly installments). The Chairman of the Board receives a supplemental annual retainer of $40,000, paid one-half in cash and one-half in shares of the Company’s Class A common stock, for his additional duties. This supplemental retainer of cash and stock is also paid in monthly installments. The issuance of such shares in partial payment of the annual retainer is exempt from registration under the Securities Act of 1933, as amended.

See Note 14 to the audited consolidated financial statements included in the F pages of this report for a description of the Company’s share repurchase program activity.

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of NFS’ equity securities by NFS or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, during the Company’s fourth quarter:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate value) of shares (or units) that may yet be purchased under the plans or programs
October 2006	—	N/A	—	$259.1
November 2006	413,600	$52.11	413,600	237.5
December 2006	3,952,950	51.90	3,952,950	32.4

Total	4,366,550	51.92	4,366,550

See Part III, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for additional information required by this item.

The following graph shows a comparison of the Company’s cumulative total shareholder return along with the S&P 500 and an index of peer companies selected by the Company for the past five years. The following companies are included in the current peer group: Aflac Incorporated; Genworth Financial, Inc.; Hartford Financial Services Group, Inc.; Lincoln National Corporation; Manulife Financial Corporation; MetLife Inc.; Protective Life Corporation; Principal Financial Group; and Prudential Financial, Inc. Companies included in the peer group have business operations similar to the Company and are considered to be significant competitors of the Company.

The graph plots the changes in the value of an initial $100 investment over the indicated time periods, assuming reinvestment of all dividends. Returns of the index of peer companies have been weighted according to their respective aggregate market capitalization at the beginning of each period shown on the graph.

Comparison of Five-Year Cumulative Total Return

Nationwide Financial Services, Inc. S&P 500, Peer Group

(Performance through December 31, 2006)

*	Assumes $100 invested at the close of trading on December 31, 2001 in Nationwide Financial Services, Inc. Class A common stock, S&P 500 and Peer Group.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
NFS	$100.00	$70.19	$82.40	$97.18	$114.04	$143.25
S&P 500	100.00	76.63	96.85	105.56	108.73	123.54
Peer Group	100.00	92.87	119.90	151.42	189.26	218.22

There can be no assurance that the Company’s stock performance will continue into the future with the same or similar trends depicted in the preceding graph. The Company will not make or endorse any predictions as to future stock performance.

ITEM 6     SELECTED CONSOLIDATED FINANCIAL DATA

Five-Year Summary

	Years ended or as of December 31,
(in millions, except per share amounts)	2006	2005	2004	2003	2002
Statements of Income Data:
Total revenues	$4,415.5	$4,307.9	$4,076.1	$3,863.8	$3,243.9
Income from continuing operations	713.8	623.4	507.7	399.7	145.7
Net income	713.8	598.7	502.0	397.8	144.2

Earnings from continuing operations per common share:
Basic	$4.76	$4.08	$3.34	$2.63	$1.10
Diluted	$4.74	$4.06	$3.32	$2.62	$1.10

Earnings per common share:
Basic	$4.76	$3.92	$3.30	$2.62	$1.09
Diluted	$4.74	$3.90	$3.28	$2.61	$1.09

Weighted average common shares outstanding:
Basic	149.9	152.9	152.1	151.8	132.4
Diluted	150.7	153.6	152.9	152.3	132.6

Cash dividends declared per common share	$0.92	$0.76	$0.72	$0.52	$0.51
Balance Sheets Data:
Total assets	$119,411.6	$116,159.9	$116,950.6	$111,088.2	$95,560.3
Long-term debt	1,398.5	1,398.0	1,406.0	1,405.6	1,197.6
Shareholders’ equity	5,538.3	5,350.4	5,215.1	4,875.4	4,443.3
Book value per common share	$37.93	$35.08	$34.20	$32.10	$29.25

Segment Data:
Customer funds managed and administered:
Individual Investments	$52,963.6	$51,227.6	$52,481.9	$49,333.9	$40,896.5
Retirement Plans	97,418.9	82,998.5	76,661.2	64,224.3	45,524.8
Individual Protection	19,686.8	17,388.6	15,683.0	13,897.1	12,158.9
Corporate and Other	4,821.8	3,998.2	4,401.6	4,606.3	4,273.6

Total	$174,891.1	$155,612.9	$149,227.7	$132,061.6	$102,853.8

Pre-tax operating earnings (loss):
Individual Investments	$210.8	$237.0	$234.4	$182.9	$(120.5)
Retirement Plans	216.5	187.8	180.3	152.8	142.5
Individual Protection	274.8	258.2	242.7	215.5	188.1
Corporate and Other	67.7	55.7	58.6	54.8	18.2

Sales:
Individual Investments	$5,391.1	$4,109.2	$5,338.5	$6,738.8	$7,330.3
Retirement Plans	11,732.7	10,851.7	9,805.8	8,400.9	7,424.7
Individual Protection	1,962.0	1,825.2	1,766.8	1,722.5	1,543.3

Total	$19,085.8	$16,786.1	$16,911.1	$16,862.2	$16,298.3

As described in Part II, Item 7—MD&A—Overview—Discontinued Operations, the results of operations of The 401(k) Company are reflected as discontinued operations for 2006 and all prior years. In addition, the results of operations of Cap Pro Holding, Inc. (Cap Pro), Nationwide Financial Services (Bermuda), Ltd. (NFSB) and William J. Lynch & Associates, Inc. (TBG Lynch) are reflected as discontinued operations for 2005 and all prior years.

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

(iii)

the potential impact on the Company’s reported net income and related disclosures that could result from the adoption of certain accounting and/or financial reporting standards issued by the Financial Accounting Standards Board, the SEC or other standard-setting bodies;

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

(x)

changes in interest rates and the equity markets causing a reduction of investment income and/or asset fees, an acceleration of the amortization of DAC and/or value of business acquired (VOBA), a reduction in separate account assets or a reduction in the demand for the Company’s products;

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

Overview

Following is management’s discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 2006. This discussion should be read in conjunction with the audited consolidated financial statements and related notes beginning on page F-1 of this report.

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

See Part I, Item 1—Business—Business Segments for a description of the components of each segment.

The following table summarizes pre-tax operating earnings by segment for the years ended December 31:

(dollars in millions)	2006	2005	Change	2004	Change
Individual Investments	$210.8	$237.0	(11)%	$234.4	1%
Retirement Plans	216.5	187.8	15%	180.3	4%
Individual Protection	274.8	258.2	6%	242.7	6%
Corporate and Other	67.7	55.7	22%	58.6	(5)%

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

The Company’s primary expenses include interest credited to policyholder account values, life insurance and annuity benefits, amortization of DAC and general business operating expenses. Interest credited principally relates to individual and group fixed annuities, funding agreements backing the Company’s MTN program and certain life insurance products. Life insurance and annuity benefits include policyholder benefits in excess of policyholder account values for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities.

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

Profitability

The Company’s profitability largely depends on its ability to effectively price and manage risk on its various products, administer customer funds and control operating expenses. Lapse rates on existing contracts also impact profitability. The lapse rate and distribution of lapses affects surrender charges and impacts DAC amortization assumptions when lapse experience changes significantly.

In particular, the Company’s profitability is driven by fee income on separate account products, general and separate account asset levels, and management’s ability to manage interest spread income. While asset fees are largely at guaranteed annual rates, amounts earned vary directly with the underlying performance of the separate accounts. Interest spread income is comprised of net investment income, excluding any applicable allocated charges for invested capital, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company; performance of the investment portfolio, including the rate of prepayments; changes in market interest rates; the competitive environment; and other factors.

In addition, life insurance profits are significantly impacted by mortality, morbidity and persistency experience.

Discontinued Operations

During December 2006, the Company announced an agreement to sell The 401(k) Company for $115.0 million in cash, subject to a post-closing adjustment. The Company expects to record a gain on this transaction when it is finalized during the first quarter of 2007. During the year ended December 31, 2005, management decided to discontinue the following operations: (1) Cap Pro, a majority-owned subsidiary of NFS that provided broker/dealer, registered investment advisor and insurance agency services to producers of certain certified public accounting firms; (2) NFSB, a wholly-owned subsidiary of NFS that sold variable and fixed annuity products in offshore markets; and (3) TBG Lynch, a wholly-owned subsidiary of TBG Financial that distributed BOLI products. The results of operations of The 401(k) Company for 2006 and all prior years and for Cap Pro, NFSB and TBG Lynch for 2005 and all prior years are reflected as discontinued operations. However, the “Other Data” sections of the tables in the subsequent segment portions of MD&A include amounts applicable to the operations that were discontinued in 2006 and 2005. See Note 2(n) to the audited consolidated financial statements included in the F pages of this report for additional information on discontinued operations.

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

Nationwide Bank

The Company made an application to the OTS to expand the powers of NTC to include the full range of activities permissible for savings associations under the Home Owners’ Loan Act of 1933 and OTS regulations and to operate under the name Nationwide Bank. The OTS approved this application on April 18, 2006. Nationwide Bank and Nationwide Federal Credit Union (NFCU) entered into an Agreement and Plan of Merger, dated as of June 16, 2006, pursuant to which Nationwide Bank would acquire 100% of the ownership interests in NFCU for $79.0 million in cash. The merger transaction was subject to a vote of the members of NFCU and approvals by certain federal regulatory agencies, including the OTS, the National Credit Union Administration (NCUA) and the Federal Deposit Insurance Corporation. The application to seek member vote on the proposed merger was approved by the NCUA on July 20, 2006. The members of NFCU approved the transaction at a special meeting on November 1, 2006. On November 6, 2006, the NCUA approved the methods and procedures used in the membership vote. On December 1, 2006 and December 15, 2006, Nationwide Bank received final regulatory approvals from the Federal Deposit Insurance Corporation and the OTS, respectively, to finalize its merger with NFCU. Closing and payment of merger consideration occurred on January 8, 2007. The merger consideration was distributed to NFCU members on a pro rata basis according to the members’ deposit account balances as of March 31, 2006.

Acquisition

On November 2, 2006, NFS and NMIC announced that they were in discussions regarding the Philadelphia-based retail asset management operations of NWD. On December 21, 2006, NFS and NMIC announced that they had reached an agreement outlining the preliminary terms for NFS’ purchase of NWD. On February 2, 2007, NFS entered into a stock purchase agreement with Nationwide Corporation. Total consideration in the transaction will be $225.0 million in cash, plus the value of NWD’s tangible shareholders’ equity at closing. The transaction is expected to be completed during the second quarter of 2007 and is subject to the approval of the shareholders of the affected NWD funds to be acquired by NFS.

Critical Accounting Policies and Recently Issued Accounting Standards

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates.

The Company’s most critical estimates include those used to determine the following: the balance, recoverability and amortization of DAC for investment and universal life insurance products; impairment losses on investments; valuation allowances for mortgage loans on real estate; the liability for future policy benefits and claims; and federal income tax provision.

Note 2 and Note 3 to the audited consolidated financial statements included in the F pages of this report provide a summary of significant accounting policies and a discussion of recently issued accounting standards, respectively.

Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products

The Company has deferred certain costs of acquiring investment and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. Investment products primarily consist of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, COLI and other interest-sensitive life insurance policies. DAC is subject to recoverability testing in the year of policy issuance and loss recognition testing at the end of each reporting period.

For investment and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized gains and losses less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b) to the audited consolidated financial statements included in the F pages of this report.

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

Changes in assumptions can have a significant impact on the amount of DAC reported for investment products and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or future assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense, which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

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

For variable annuity products, the DAC balance is sensitive to the effects of changes in the Company’s estimates of gross profits, primarily due to the significant portion of the Company’s gross profits that are dependent upon the rate of return on assets held in separate accounts. This rate of return influences fees earned by the Company from these products and costs incurred by the Company associated with minimum contractual guarantees, as well as other sources of future expected gross profits. As previously stated, the Company’s long-term assumption for net separate account performance is currently 8% growth per year. In its ongoing evaluation of this assumption, the Company monitors its historical experience, market information and other relevant trends. To demonstrate the sensitivity of both the Company’s variable annuity product DAC balance, which was approximately $1.8 billion in aggregate at December 31, 2006, and related amortization, a 1% increase (to 9%) or decrease (to 7%) in the long-term assumption for net separate account performance would result in an approximately $20 million net increase or net decrease, respectively, in DAC amortization over the following year. These fluctuations are reasonably likely to occur. The information provided above considers only changes in the assumption for long-term net separate account performance and excludes changes in other assumptions used in the Company’s evaluation of DAC.

For other investment and universal life insurance products, DAC is adjusted each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC true-up and unlocking adjustments are reflected currently in the consolidated statements of income.

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

Future Policy Benefits and Claims

The process of calculating reserve amounts for a life insurance organization involves the use of a number of assumptions, including those related to persistency, mortality, morbidity and interest rates.

The Company calculates its liability for future policy benefits and claims for investment products in the accumulation phase and universal life and variable universal life insurance policies as the policy account balance, which represents participants’ net premiums and deposits plus investment performance and interest credited less applicable contract charges.

The Company’s liability for funding agreements to an unrelated third party trust equals the balance that accrues to the benefit of the contractholder, including interest credited. The funding agreements constitute insurance obligations and are considered annuity contracts under Ohio insurance laws.

The liability for future policy benefits and claims for traditional life insurance policies was calculated by the net level premium method using interest rates varying from 2.0% to 10.5% and estimates of mortality, morbidity, investment yields and withdrawals that were used or being experienced at the time the policies were issued.

The liability for future policy benefits for payout annuities was calculated using the present value of future benefits and maintenance costs discounted using interest rates varying generally from 3.0% to 13.0%.

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

The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (IRS). Management has established tax reserves representing its best estimate of additional amounts it may be required to pay if certain tax positions it has taken are challenged and ultimately denied by the IRS. These reserves are reviewed regularly and are adjusted as events occur that management believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items, additional exposure based on current calculations, identification of new issues, release of administrative guidance or rendering of a court decision affecting a particular tax issue. Management believes its tax reserves reasonably provide for potential assessments that may result from IRS examinations and other tax-related matters for all open tax years.

Results of Operations

2006 Compared to 2005

The following table summarizes the Company’s consolidated results of operations for the years ended December 31:

(dollars in millions)	2006	2005	Change
Revenues:
Policy charges:
Asset fees	$691.2	$639.9	8%
Cost of insurance charges	402.0	388.5	3%
Administrative fees	139.1	114.9	21%
Surrender fees	83.7	98.2	(15)%

Total policy charges	1,316.0	1,241.5	6%
Traditional life insurance and immediate annuity premiums	441.5	399.9	10%
Net investment income	2,298.5	2,343.9	(2)%
Net realized gains on investments, hedging instruments and hedged items	9.1	20.8	NM
Other income	350.4	301.8	16%

Total revenues	4,415.5	4,307.9	2%

Benefits and expenses:
Interest credited to policyholder account values	1,380.3	1,380.9	—
Life insurance and annuity benefits	646.8	574.9	13%
Policyholder dividends on participating policies	90.7	107.3	(15)%
Amortization of DAC	462.9	480.2	(4)%
Amortization of VOBA	46.0	45.0	2%
Interest expense	103.7	108.0	(4)%
Debt extinguishment costs	—	21.7	NM
Other operating expenses	906.2	833.8	9%

Total benefits and expenses	3,636.6	3,551.8	2%

Income from continuing operations before federal income tax expense	778.9	756.1	3%
Federal income tax expense	65.1	132.7	(51)%

Income from continuing operations	713.8	623.4	15%
Discontinued operations, net of taxes	—	(24.7)	NM

Net income	$713.8	$598.7	19%

The increase in net income primarily was driven by a tax benefit of $114.2 million recorded during the second quarter of 2006 compared to tax benefits and recoverables totaling $48.2 million recorded during the third quarter of 2005. In addition, the Company recorded higher income from continuing operations before federal income tax expense primarily due to increases in policy charges, other income, and traditional life insurance and immediate annuity premiums. The comparison to the prior year also benefited from debt extinguishment costs incurred in 2005. Higher other operating expenses and life insurance and annuity benefits, combined with lower interest spread income, partially offset the overall increase in income from continuing operations before federal income tax expense.

Through June 2006, the Company’s federal income tax returns for tax years 2000-2002 were under IRS examination pursuant to a routine audit. In accordance with its regular practice, management established tax reserves representing its best estimate of additional amounts the Company could be required to pay if certain positions it had taken were challenged and ultimately denied by the IRS with respect to these tax years. These reserves are reviewed regularly and are adjusted as events occur that management believes impacts the Company’s liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. A significant component of the Company’s tax reserve as of December 31, 2005 was related to the separate account dividends received reduction (DRD).

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

During the third quarter of 2006, the Company recorded $8.3 million of net federal income tax expense adjustments primarily related to differences between the 2005 estimated tax liability and the amounts reported on the Company’s 2005 tax returns. During the third quarter of 2005, the Company refined its separate account DRD estimation process. As a result, the Company identified and recorded additional federal income tax benefits and recoverables in the amount of $42.6 million related to all tax years (2000 – 2005) that were open at that time. Also in the third quarter of 2005, the Company recorded $5.6 million of net benefit adjustments primarily related to differences between the 2004 estimated tax liability and the amounts reported on the Company’s 2004 tax returns. Because of the impact of this activity, along with the 2006 reserve release described above, the effective tax rates in 2006 and 2005 are not comparable.

The increase in policy charges was driven by higher asset fees and administrative fees. Asset fees rose due to increases in both the average asset fee rate charged and average separate account values within the Individual Investments segment. The average variable asset fee rate increased as new business sold with living benefit riders and corresponding higher fee rates influenced the overall average rate. Administrative fees increased primarily in the Retirement Plans segment due to a policy adjustment related to the surrender of a group fixed annuity contract. See Part II—Item 7—MD&A—Business Segments—Retirement Plans for additional information.

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

During the third quarter of 2005, the Company redeemed certain long-term debt holdings and incurred non-cash debt extinguishment costs of $21.7 million. See Part II—Item 7—MD&A—Business Segments—Corporate and Other for further information.

Most of the increase in other operating expenses was attributable to the Retirement Plans segment due to increased trail commissions from higher average variable assets and investments in technology, sales processes and infrastructure.

Higher life insurance and annuity benefits primarily occurred within the Individual Investments segment due to increased immediate annuity benefit reserves, which were driven by growth in sales relative to a year ago and an increasing proportion of business with living benefit features. This increase is consistent with the corresponding increase in immediate annuity premiums and asset fees described above.

Interest spread income decreased primarily within the Individual Investments segment due to a decline in general account assets caused by fixed annuity net outflows and lower income from mortgage loan prepayment penalties and bond call premiums.

2005 Compared to 2004

The following table summarizes the Company’s consolidated results of operations for the years ended December 31:

(dollars in millions)	2005	2004	Change
Revenues:
Policy charges:
Asset fees	$639.9	$620.7	3%
Cost of insurance charges	388.5	379.7	2%
Administrative fees	114.9	117.9	(3)%
Surrender fees	98.2	104.3	(6)%

Total policy charges	1,241.5	1,222.6	2%
Traditional life insurance and immediate annuity premiums	399.9	402.7	(1)%
Net investment income	2,343.9	2,231.7	5%
Net realized gains (losses) on investments, hedging instruments and hedged items	20.8	(32.2)	NM
Other income	301.8	251.3	20%

Total revenues	4,307.9	4,076.1	6%

Benefits and expenses:
Interest credited to policyholder account values	1,380.9	1,328.3	4%
Life insurance and annuity benefits	574.9	548.6	5%
Policyholder dividends on participating policies	107.3	101.4	6%
Amortization of DAC	480.2	430.4	12%
Amortization of VOBA	45.0	52.3	(14)%
Interest expense	108.0	102.4	5%
Debt extinguishment costs	21.7	—	NM
Other operating expenses	833.8	837.6	(1)%

Total benefits and expenses	3,551.8	3,401.0	4%

Income from continuing operations before federal income tax expense	756.1	675.1	12%
Federal income tax expense	132.7	167.4	(21)%

Income from continuing operations	623.4	507.7	23%
Discontinued operations, net of taxes	(24.7)	(2.3)	NM
Cumulative effect of adoption of accounting principle, net of taxes	—	(3.4)	NM

Net income	$598.7	$502.0	19%

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

The increase in other income primarily occurred in the Retirement Plans segment due to higher asset-based fees from improving equity markets; revenue earned by RIA, which was acquired during the first quarter of 2005; and growth in trust and administration-only products.

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

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under IRC Section 457. The Company utilizes its endorsement by NACo, USCM and IAFF when marketing IRC Section 457 products.

See Part I, Item 1—Business—Overview for a description of the Company’s sales distribution network.

2006 Compared to 2005

The following table summarizes sales by product and segment for the years ended December 31:

(dollars in millions)	2006	2005	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$4,390.9	$3,135.5	40%
Private label annuities	356.6	346.6	3%
NFN and other	3.6	4.7	(23)%

Total individual variable annuities	4,751.1	3,486.8	36%
Individual fixed annuities	186.5	194.4	(4)%
Income products	230.7	196.7	17%
Advisory services program	222.8	231.3	(4)%

Total Individual Investments	5,391.1	4,109.2	31%

Retirement Plans
Private sector:
The BEST of AMERICA annuity products	1,230.2	1,371.1	(10)%
The BEST of AMERICA trust products	4,504.0	3,974.9	13%
The 401(k) Company	1,722.7	1,342.3	28%
NFN products	188.2	205.9	(9)%
Other	69.4	75.8	(8)%

Total private sector	7,714.5	6,970.0	11%

Public sector:
IRC Section 457 annuities	1,533.3	1,544.8	(1)%
Administration-only agreements	2,484.9	2,336.9	6%

Total public sector	4,018.2	3,881.7	4%

Total Retirement Plans	11,732.7	10,851.7	8%

Individual Protection
Corporate-owned life insurance	805.9	657.5	23%
Traditional/universal life insurance	517.1	512.7	1%
The BEST of AMERICA variable life series	437.3	426.0	3%
NFN variable life products	201.7	229.0	(12)%

Total Individual Protection	1,962.0	1,825.2	7%

Total sales	$19,085.8	$16,786.1	14%

See Part II, Item 7—MD&A—Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the years ended December 31:

(dollars in millions)	2006	2005	Change
Non-affiliated:
Independent broker/dealers	$5,758.2	$5,266.0	9%
Financial institutions	2,295.1	1,808.0	27%
Wirehouse and regional firms	2,433.6	1,912.5	27%
Pension plan administrators	532.8	469.0	14%
Life insurance specialists	580.6	382.4	52%

Total non-affiliated sales	11,600.3	9,837.9	18%

Affiliated:
NRS	4,050.2	3,914.7	3%
The 401(k) Company	1,722.7	1,342.3	28%
Nationwide agents	787.8	757.8	4%
NFN producers	698.7	658.0	6%
Mullin TBG	226.1	275.4	(18)%

Total affiliated sales	7,485.5	6,948.2	8%

Total sales	$19,085.8	$16,786.1	14%

The increase in total sales primarily was driven by higher variable annuity sales in the Individual Investments segment as a result of the strong performance of the recently introduced L.INC and CPPLI product riders. Also contributing to the overall increase were improved private sector sales in the Retirement Plans segment, led by trust products and The 401(k) Company, and higher COLI sales in the Individual Protection segment from the addition of a large case during 2006.

Higher sales in the independent broker/dealers, financial institutions, and wirehouse and regional firms channels primarily were due to increased variable annuity sales, specifically products offering the L.INC and CPPLI riders as mentioned above.

Sales generated by The 401(k) Company continued to grow as a result of larger annual employer discretionary contributions compared to the prior year and the addition of several large plans during 2006.

Sales increased through the life insurance specialists channel due to the addition of a large case in 2006.

2005 Compared to 2004

The following table summarizes sales by product and segment for the years ended December 31:

(dollars in millions)	2005	2004	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$3,135.5	$3,674.3	(15)%
Private label annuities	346.6	449.0	(23)%
NFN and other	4.7	7.0	(33)%

Total individual variable annuities	3,486.8	4,130.3	(16)%
Individual fixed annuities	194.4	858.8	(77)%
Income products	196.7	168.4	17%
Advisory services program	231.3	181.0	28%

Total Individual Investments	4,109.2	5,338.5	(23)%

Retirement Plans
Private sector:
The BEST of AMERICA annuity products	1,371.1	1,679.7	(18)%
The BEST of AMERICA trust products	3,974.9	3,232.0	23%
The 401(k) Company	1,342.3	893.1	50%
NFN products	205.9	335.8	(39)%
Other	75.8	28.1	170%

Total private sector	6,970.0	6,168.7	13%

Public sector:
IRC Section 457 annuities	1,544.8	1,514.2	2%
Administration-only agreements	2,336.9	2,122.9	10%

Total public sector	3,881.7	3,637.1	7%

Total Retirement Plans	10,851.7	9,805.8	11%

Individual Protection
Corporate-owned life insurance	657.5	564.5	16%
Traditional/universal life insurance	512.7	506.9	1%
The BEST of AMERICA variable life series	426.0	439.6	(3)%
NFN variable life products	229.0	255.8	(10)%

Total Individual Protection	1,825.2	1,766.8	3%

Total sales	$16,786.1	$16,911.1	(1)%

See Part II, Item 7—MD&A—Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the years ended December 31:

(dollars in millions)	2005	2004	Change
Non-affiliated:
Independent broker/dealers	$5,266.0	$5,223.2	1%
Financial institutions	1,808.0	2,618.5	(31)%
Wirehouse and regional firms	1,912.5	1,992.1	(4)%
Pension plan administrators	469.0	476.1	(1)%
Life insurance specialists	382.4	382.8	—

Total non-affiliated sales	9,837.9	10,692.7	(8)%

Affiliated:
NRS	3,914.7	3,665.9	7%
The 401(k) Company	1,342.3	893.1	50%
Nationwide agents	757.8	714.3	6%
NFN producers	658.0	760.9	(14)%
Mullin TBG	275.4	184.2	50%

Total affiliated sales	6,948.2	6,218.4	12%

Total sales	$16,786.1	$16,911.1	(1)%

The slight decrease in total sales in 2005 primarily was driven by continued challenges within the Individual Investments segment, which was negatively impacted by the Company’s announced exit from the offshore fixed annuity business in the second quarter of 2005 due to a challenging rate environment that depressed margins on this business. In addition, the variable annuity line experienced lower sales of The BEST of AMERICA products, especially the MarketFLEX product. The overall decline in sales partially was offset by strong sales in the Retirement Plans segment, led by small 401(k) plan sales.

Sales generated by financial institutions declined primarily due to intense competition in fixed annuity sales and the impact of the exit from the offshore fixed annuity market mentioned above. The overall decline was partially offset by increases in sales in both the Individual Protection and Retirement Plans segments.

The 401(k) Company sales continued to grow primarily due to recurring flows from the addition of four large plans during the fourth quarter of 2004.

NRS sales growth continued primarily due to recurring deposits from the State of New York, the State of California and the City of Phoenix cases and higher than anticipated rates of plan transfers.

Business Segments

Individual Investments

2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(dollars in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$511.4	$461.9	11%
Administrative fees	20.4	16.2	26%
Surrender fees	56.6	62.1	(9)%

Total policy charges	588.4	540.2	9%
Premiums on income products	142.5	102.9	38%
Net investment income	781.1	869.9	(10)%
Other income	2.3	1.5	53%

Total revenues	1,514.3	1,514.5	—

Benefits and expenses:
Interest credited to policyholder account values	528.3	589.1	(10)%
Annuity benefits and claims	202.4	155.4	30%
Amortization of DAC	352.7	329.3	7%
Amortization of VOBA	6.5	7.2	(10)%
Other operating expenses	213.6	196.5	9%

Total benefits and expenses	1,303.5	1,277.5	2%

Pre-tax operating earnings	$210.8	$237.0	(11)%

Other Data
Sales:
Individual variable annuities	$4,751.1	$3,486.8	36%
Individual fixed annuities	186.5	194.4	(4)%
Income products	230.7	196.7	17%
Advisory services program	222.8	231.3	(4)%

Total sales	$5,391.1	$4,109.2	31%

Average account values:
General account	$14,041.3	$15,966.7	(12)%
Separate account	37,223.3	35,600.5	5%
Advisory services program	508.1	309.3	64%

Total average account values	$51,772.7	$51,876.5	—

Account values as of period end:
Individual variable annuities	$43,804.8	$40,796.0	7%
Individual fixed annuities	6,536.1	8,041.8	(19)%
Income products	2,025.6	1,978.3	2%
Advisory services program	597.1	411.5	45%

Total account values	$52,963.6	$51,227.6	3%

GMDB—Net amount at risk, net of reinsurance	$122.2	$184.3	(34)%
GMDB—Reserves, net of reinsurance	$29.6	$27.2	9%
Pre-tax operating earnings to average account values	0.41%	0.46%

The decrease in pre-tax operating earnings was driven by higher annuity benefits and claims, lower interest spread income, increased amortization of DAC and higher other operating expenses. Increased asset fees and premiums on income products partially offset the overall decrease.

The increase in annuity benefits and claims was driven by increased immediate annuity reserves due to growth in sales relative to a year ago and an increasing proportion of business with living benefit features. This increase is consistent with the increase in premiums on income products noted below.

The following table summarizes the interest spread on Individual Investments segment average general account values for the years ended December 31:

	2006	2005
Net investment income	5.74%	5.61%
Interest credited	3.76%	3.69%

Interest spread on average general account values	1.98%	1.92%

Interest spread income declined even though interest spread margins widened during 2006 to 198 basis points compared to 192 basis points in 2005. Lower general account assets caused by fixed annuity net outflows drove a $16.0 million of the total reduction in interest spread income. In addition, 2006 included only 15 basis points, or $21.0 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 20 basis points, or $33.0 million, in 2005. For 2007, the Company expects interest spread margins to tighten in this segment and projects full year spreads of 185 to 190 basis points, including a nominal level of prepayment activity.

Amortization of DAC increased primarily due to higher variable annuity gross profits driven by higher asset levels. Higher gross profits accounted for $20.8 million of the increase compared to 2005.

Other operating expenses increased primarily due to higher sales incentives and employee compensation and benefits. In addition, in 2006 the Company began expensing at fair value the costs resulting from share-based payment transactions in accordance with SFAS 123R, resulting in $3.7 million in expense for this segment.

Asset fees rose due to both a higher average asset fee rate charged and higher average separate account values, representing approximately $28 million and $22 million, respectively, of the overall increase. The average variable asset fee rate increased to 1.37% from 1.30% in the prior year as new business sold with living benefit riders and corresponding higher fee rates influenced the overall average rate.

The increase in premiums on income products was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity product sales. The Federal Funds rate was 5.25% at December 31, 2006 compared to 4.25% at December 31, 2005.

Higher sales occurred in the variable annuity business driven by the recently introduced L.INC and CPPLI product riders and a more targeted sales process. Sales of products with the L.INC and CPPLI riders accounted for $886.3 million and $451.9 million, respectively, of the increase in sales compared to 2005.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December 31, 2006:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,027.5	4.28%	$—	N/A	$1,027.5	4.28%
Minimum interest rate of 3.00% to 3.49%	2,130.2	4.59%	4,720.4	3.13%	—	N/A	6,850.6	3.58%
Minimum interest rate lower than 3.00%	848.3	3.32%	615.2	3.59%	38.3	3.91%	1,501.8	3.45%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,586.9	2.88%	1,586.9	2.88%

Total deferred individual fixed annuities	$2,978.5	4.23%	$6,363.1	3.36%	$1,625.2	2.91%	$10,966.8	3.53%

2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(dollars in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$461.9	$435.5	6%
Administrative fees	16.2	15.7	3%
Surrender fees	62.1	62.2	—

Total policy charges	540.2	513.4	5%
Premiums on income products	102.9	90.8	13%
Net investment income	869.9	872.8	—
Other income	1.5	0.4	NM

Total revenues	1,514.5	1,477.4	3%

Benefits and expenses:
Interest credited to policyholder account values	589.1	606.1	(3)%
Annuity benefits and claims	155.4	139.2	12%
Amortization of DAC	329.3	276.1	19%
Amortization of VOBA	7.2	7.5	(4)%
Other operating expenses	196.5	214.1	(8)%

Total benefits and expenses	1,277.5	1,243.0	3%

Pre-tax operating earnings	$237.0	$234.4	1%

Other Data
Sales:
Individual variable annuities	$3,486.8	$4,130.3	(16)%
Individual fixed annuities	194.4	858.8	(77)%
Income products	196.7	168.4	17%
Advisory services program	231.3	181.0	28%

Total sales	$4,109.2	$5,338.5	(23)%

Average account values:
General account	$15,966.7	$16,211.1	(2)%
Separate account	35,600.5	34,198.8	4%
Advisory services program	309.3	99.1	NM

Total average account values	$51,876.5	$50,509.0	3%

Account values as of period end:
Individual variable annuities	$40,796.0	$41,481.9	(2)%
Individual fixed annuities	8,041.8	8,902.5	(10)%
Income products	1,978.3	1,901.6	4%
Advisory services program	411.5	195.9	110%

Total account values	$51,227.6	$52,481.9	(2)%

GMDB—Net amount at risk, net of reinsurance	$184.3	$305.4	(40)%
GMDB—Reserves, net of reinsurance	$27.2	$23.7	15%
Pre-tax operating earnings to average account values	0.46%	0.46%

The slight increase in pre-tax operating earnings primarily was driven by higher asset fees, lower other operating expenses, additional interest spread income and increased premiums on income products, offset by increases in amortization of DAC and annuity benefits and claims.

Asset fees rose due to both higher average separate account values and a higher average asset fee rate charged, representing approximately $18 million and $8 million, respectively, of the overall increase. The increase in average separate account values primarily was due to the general upward trend in the equity and fixed income markets offset in part by withdrawals that exceeded new deposits. The average variable asset fee rate increased from 1.27% to 1.30% as new business sold with living benefit riders influenced the overall average rate.

Other operating expenses improved primarily due to lower sales incentives and reduced technology expenses.

The following table summarizes the interest spread on Individual Investments segment average general account values for the years ended December 31:

	2005	2004
Net investment income	5.61%	5.52%
Interest credited	3.69%	3.74%

Interest spread on average general account values	1.92%	1.78%

Interest spread margins widened during 2005 to 192 basis points compared to 178 basis points in 2004. Included in 2005 were 20 basis points, or $33.0 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 12 basis points, or $19.5 million, in 2004. The higher interest rate environment in 2005 relative to 2004 eased the pressure on margins due to the interest rate floors contained in certain annuity contracts and contributed to increased margins.

The increase in premiums on income products was driven by improving the competitiveness of the Company’s immediate annuity products by increasing the fixed purchase rate offered.

Higher amortization of DAC in 2005 compared to 2004 primarily was due to increased variable annuity gross profits driven by favorable market experience and business growth, which resulted in a $34.9 million true-up of amortization. In addition, increased fixed annuity gross profits, which were driven by higher income from mortgage loan prepayments and bond call premiums as well as increased surrender fees, resulted in a $5.0 million true-up of amortization. Unlocking within fixed annuities resulted in an additional $13.3 million of increased amortization in 2005 compared to 2004.

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

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December 31, 2005:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,388.5	4.13%	$—	N/A	$1,388.5	4.13%
Minimum interest rate of 3.00% to 3.49%	2,976.0	4.94%	5,856.6	3.09%	—	N/A	8,832.6	3.71%
Minimum interest rate lower than 3.00%	886.4	3.26%	353.5	3.10%	7.9	3.41%	1,247.8	3.22%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,543.8	3.01%	1,543.8	3.01%

Total deferred individual fixed annuities	$3,862.4	4.55%	$7,598.6	3.28%	$1,551.7	3.01%	$13,012.7	3.63%

Retirement Plans

2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(dollars in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$134.0	$137.8	(3)%
Administrative fees	36.0	8.7	NM
Surrender fees	4.5	8.2	(45)%

Total policy charges	174.5	154.7	13%
Net investment income	652.2	661.4	(1)%
Other income	284.2	225.6	26%

Total revenues	1,110.9	1,041.7	7%

Benefits and expenses:
Interest credited to policyholder account values	451.6	455.0	(1)%
Amortization of DAC	38.3	47.4	(19)%
Amortization of VOBA	6.9	3.5	97%
Other operating expenses	397.6	348.0	14%

Total benefits and expenses	894.4	853.9	5%

Pre-tax operating earnings	$216.5	$187.8	15%

Other Data
Sales:
Private sector	$7,714.5	$6,970.0	11%
Public sector	4,018.2	3,881.7	4%

Total sales	$11,732.7	$10,851.7	8%

Average account values:
General account	$11,093.0	$10,881.2	2%
Separate account	18,512.4	19,792.0	(6)%
Non-insurance assets	16,515.0	12,500.3	32%
Administration-only	42,854.4	36,217.3	18%

Total average account values	$88,974.8	$79,390.8	12%

Account values as of period end:
Private sector	$53,467.1	$42,906.5	25%
Public sector	43,951.8	40,092.0	10%

Total account values	$97,418.9	$82,998.5	17%

Pre-tax operating earnings to average account values	0.24%	0.24%

The increase in pre-tax operating earnings primarily was driven by higher other income and administrative fees and lower amortization of DAC, partially offset by higher other operating expenses.

The increase in other income, which includes administrative fees from non-insurance retirement and deferred compensation plans and asset-based fees from the NTC small-plan 401(k) platform, primarily was driven by higher other asset fees and mutual fund revenue of $34.3 million and $19.8 million, respectively, resulting from higher average variable assets.

The increase in administrative fees primarily was due to the surrender of a group fixed annuity contract, which resulted in an $18.6 million policy adjustment in the second quarter of 2006. In addition, the surrender of a group retirement plan in the third quarter of 2006 resulted in the recognition of $5.1 million of previously deferred revenue and $3.5 million of related VOBA amortization.

Amortization of DAC was lower in 2006 primarily due to unlocking in 2005 related to mutual fund revenue assumptions that resulted in higher amortization expense in 2005 compared to favorable true-ups in 2006.

The increase in other operating expenses reflects higher trail commissions of $18.6 million from increased average variable assets and higher asset-based variable expenses. Trail commissions represent compensation paid to the Company’s producing firms that is based on the level of assets under management rather than new deposits made in a given time period. Instead of paying a one-time amount at the point of sale, a smaller payment is made each period that the business remains in force. In some cases, a combination of both types of compensation is paid. In addition, the current year included $7.1 million of amortization related to an internally developed software application that did not exist in the same period a year ago.

The following table summarizes the interest spread on Retirement Plans segment average general account values for the years ended December 31:

	2006	2005
Net investment income	5.88%	6.08%
Interest credited	4.07%	4.18%

Interest spread on average general account values	1.81%	1.90%

Interest spread margins declined to 181 basis points in 2006 compared to 190 basis points for 2005. Included in 2006 were 9 basis points, or $9.9 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 20 basis points, or $22.1 million, in 2005. For 2007, the Company expects interest spread margins to continue to remain relatively stable in this segment and projects full year spreads of 180 to 185 basis points, including a nominal level of prepayment activity.

Private sector sales rose due to sales generated by The 401(k) Company as a result of larger annual employer discretionary contributions compared to the prior year and the addition of several large plans during 2006.

Public sector sales increased due to increased flows from existing cases and higher rates of plan transfers, especially IAFF cases. These increases were partially offset by the fixed annuity contract withdrawal mentioned previously.

2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(dollars in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$137.8	$150.8	(9)%
Administrative fees	8.7	8.9	(2)%
Surrender fees	8.2	12.1	(32)%

Total policy charges	154.7	171.8	(10)%
Net investment income	661.4	647.6	2%
Other income	225.6	160.1	41%

Total revenues	1,041.7	979.5	6%

Benefits and expenses:
Interest credited to policyholder account values	455.0	446.1	2%
Amortization of DAC	47.4	39.9	19%
Amortization of VOBA	3.5	4.7	(26)%
Other operating expenses	348.0	308.5	13%

Total benefits and expenses	853.9	799.2	7%

Pre-tax operating earnings	$187.8	$180.3	4%

Other Data
Sales:
Private sector	$6,970.0	$6,168.7	13%
Public sector	3,881.7	3,637.1	7%

Total sales	$10,851.7	$9,805.8	11%

Average account values:
General account	$10,881.2	$10,175.6	7%
Separate account	19,792.0	20,287.9	(2)%
Non-insurance assets	12,500.3	8,315.6	50%
Administration-only	36,217.3	30,078.1	20%

Total average account values	$79,390.8	$68,857.2	15%

Account values as of period end:
Private sector	$42,906.5	$37,736.0	14%
Public sector	40,092.0	38,925.2	3%

Total account values	$82,998.5	$76,661.2	8%

Pre-tax operating earnings to average account values	0.24%	0.26%

The increase in pre-tax operating earnings was driven by higher other income, partially offset by higher other operating expenses, lower policy charges and higher amortization of DAC.

The increase in other income was due to higher average variable assets, increased equity returns, NTC business growth, small case 401(k) asset growth and RIA revenue. These factors drove higher other asset fees and mutual fund revenue of $38.5 million and $19.6 million, respectively

Higher other operating expenses reflects a $17.1 million increase in trail commissions from increased average variable assets, $4.8 million higher deposit commissions associated with business growth and inclusion of $4.2 million of expenses related to the newly acquired RIA business early in 2005.

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

Interest spread margins declined to 190 basis points in 2005 compared to 198 basis points for 2004. Included in 2005 were 20 basis points, or $22.1 million, of income from mortgage loan prepayment penalties and bond call premiums compared to 18 basis points, or $17.9 million, in 2004. Excluding the impact from prepayment activity, the decrease in margins was driven by the combination of long-duration higher yielding assets rolling over into lower yielding assets as yields on new cash flows were below the portfolio rate.

Private sector sales increases were driven by additional production through the independent broker/dealers and financial institutions channels and growth at The 401(k) Company primarily due to flows associated with the addition of four large plans during the fourth quarter of 2004.

The increase in public sector sales was due to growth in large cases, including the State of New York, the State of California, the State of Maryland, the State of Florida and the City of Phoenix plans. Growth in the State of New York plan occurred due to increased participation at the state level, along with increased adoption of the state’s plan by smaller entities, which added large numbers of eligible participants. The increased sales in the State of California and the City of Phoenix plans primarily were due to higher plan transfers. The majority of the increases related to the State of Maryland and the State of Florida plans were associated with the re-introduction of the state-funded 401(a) plan.

Individual Protection

2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(dollars in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$45.8	$40.2	14%
Cost of insurance charges	402.0	388.5	3%
Administrative fees	82.7	90.0	(8)%
Surrender fees	22.6	27.9	(19)%

Total policy charges	553.1	546.6	1%
Traditional life insurance premiums	299.0	297.0	1%
Net investment income	468.1	475.1	(1)%
Other income	25.3	29.8	(15)%

Total revenues	1,345.5	1,348.5	—

Benefits and expenses:
Interest credited to policyholder account values	191.7	190.7	1%
Life insurance benefits	444.4	419.5	6%
Policyholder dividends on participating policies	90.7	107.3	(15)%
Amortization of DAC	81.6	102.7	(21)%
Amortization of VOBA	32.6	34.3	(5)%
Other operating expenses	229.7	235.8	(3)%

Total benefits and expenses	1,070.7	1,090.3	(2)%

Pre-tax operating earnings	$274.8	$258.2	6%

Other Data
Sales:
Corporate-owned life insurance	$805.9	$657.5	23%
Traditional/universal life insurance	517.1	512.7	1%
The BEST of AMERICA variable life series	437.3	426.0	3%
NFN variable life products	201.7	229.0	(12)%

Total sales	$1,962.0	$1,825.2	7%

Policy reserves as of period end:
Individual investment life insurance	$5,842.5	$5,329.5	10%
Corporate investment life insurance	8,514.4	6,744.6	26%
Traditional life insurance	4,170.9	4,225.2	(1)%
Universal life insurance	1,159.0	1,089.3	6%

Total policy reserves	$19,686.8	$17,388.6	13%

Insurance in force as of period end:
Individual investment life insurance	$57,536.7	$57,021.7	1%
Corporate investment life insurance	24,764.4	23,635.5	5%
Traditional life insurance	41,061.3	36,589.3	12%
Universal life insurance	9,950.3	9,114.6	9%

Total insurance in force	$133,312.7	$126,361.1	6%

The increase in pre-tax operating earnings primarily was driven by decreased amortization of DAC, lower policyholder dividends on participating policies and increased cost of insurance charges. Higher life insurance benefits, lower net investment income and lower administrative fees partially offset the overall increase.

Amortization of DAC declined primarily due to unlocking related to mortality assumptions within the fixed life line of business resulting in $17.4 million of lower DAC amortization.

Higher cost of insurance charges were due to increased business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges.

Higher life insurance benefits were due to adverse mortality in both the fixed and investment life businesses, partially offset by a $3.3 million waiver of premium reserve release in fixed life during the first quarter of 2006. The overall increase in total policyholder benefits was partially offset by lower policyholder dividends on participating policies, primarily driven by a lower current dividend scale.

Despite the slight growth in fixed account assets, net investment income declined primarily due to a $7.0 million decrease in mortgage loan prepayment and bond call premium income compared to the prior year.

Administrative fees decreased primarily due to a change in business mix in the current year.

The increase in sales primarily was attributable to significant COLI production during 2006.

2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(dollars in millions)	2005	2004	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$40.2	$34.4	17%
Cost of insurance charges	388.5	379.7	2%
Administrative fees	90.0	93.3	(4)%
Surrender fees	27.9	30.0	(7)%

Total policy charges	546.6	537.4	2%
Traditional life insurance premiums	297.0	311.9	(5)%
Net investment income	475.1	467.9	2%
Other income	29.8	32.9	(9)%

Total revenues	1,348.5	1,350.1	—

Benefits and expenses:
Interest credited to policyholder account values	190.7	189.4	1%
Life insurance benefits	419.5	409.4	2%
Policyholder dividends on participating policies	107.3	101.4	6%
Amortization of DAC	102.7	114.4	(10)%
Amortization of VOBA	34.3	40.1	(14)%
Other operating expenses	235.8	252.7	(7)%

Total benefits and expenses	1,090.3	1,107.4	(2)%

Pre-tax operating earnings	$258.2	$242.7	6%

Other Data
Sales:
Corporate-owned life insurance	$657.5	$564.5	16%
Traditional/universal life insurance	512.7	506.9	1%
The BEST of AMERICA variable life series	426.0	439.6	(3)%
NFN variable life products	229.0	255.8	(10)%

Total sales	$1,825.2	$1,766.8	3%

Policy reserves as of period end:
Individual investment life insurance	$5,329.5	$4,962.1	7%
Corporate investment life insurance	6,744.6	5,444.1	24%
Traditional life insurance	4,225.2	4,278.9	(1)%
Universal life insurance	1,089.3	997.9	9%

Total policy reserves	$17,388.6	$15,683.0	11%

Insurance in force as of period end:
Individual investment life insurance	$57,021.7	$56,836.7	—
Corporate investment life insurance	23,635.5	10,904.1	117%
Traditional life insurance	36,589.3	32,979.4	11%
Universal life insurance	9,114.6	8,505.5	7%

Total insurance in force	$126,361.1	$109,225.7	16%

Higher pre-tax operating earnings were driven by lower other operating expenses and amortization of DAC and higher cost of insurance charges. A decline in life insurance premiums and increased life insurance benefits partially offset the overall increase.

Lower other operating expenses primarily resulted from a decline in certain uncapitalized commissions due to a shift in mix to products with lower commission rates. Also contributing to the decrease were higher capitalization of certain software charges related to a systems consolidation project with an increase in the amounts eligible to be capitalized and additional mutual fund expense reimbursements from increased separate account values.

The decrease in amortization of DAC resulted from lower amortization in the universal life business primarily related to mortality experience.

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

The life insurance benefits increase was due to adverse overall mortality experience compared to 2004. In addition, benefit charges increased in the fixed and variable universal life and traditional life businesses due to increased insurance in force.

Higher sales were driven by improved COLI sales, partially offset by declines in variable life production. The increase in COLI sales was driven by several large cases that closed during 2005 and a more favorable legislative environment.

Corporate and Other

2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(dollars in millions)	2006	2005	Change
Statements of Income Data
Operating revenues:
Net investment income	$397.1	$337.5	18%
Other income	48.3	47.5	2%

Total operating revenues	445.4	385.0	16%

Benefits and operating expenses:
Interest credited to policyholder account values	208.7	146.1	43%
Interest expense on debt	103.1	107.7	(4)%
Debt extinguishment costs	—	21.7	NM
Other operating expenses	65.9	53.8	22%

Total benefits and operating expenses	377.7	329.3	15%

Pre-tax operating earnings	67.7	55.7	22%
Net realized (losses) gains on investments, hedging instruments and hedged items[1]	(0.6)	18.2	NM
Adjustment to amortization related to net realized gains and losses	9.7	(0.8)	NM

Income from continuing operations before federal income taxes	$76.8	$73.1	5%

Other Data
Account values as of period end—
Funding agreements backing medium-term notes	$4,599.5	$3,998.2	15%
Nationwide Bank	222.3	—	NM

Total account values	$4,821.8	$3,998.2	21%

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

Pre-tax operating earnings increased primarily due to the aforementioned prior year debt extinguishment costs along with lower interest expense on debt, partially offset by higher other operating expenses.

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

The decline in interest expense on debt was due to a $5.6 million decrease in short-term interest expense driven by lower average short-term debt balances in 2006 compared to the prior year.

Higher other operating expenses primarily were driven by Nationwide Bank start-up costs of $14.0 million and increased retail broker/dealer project costs, partially offset by lower legal expenses due to favorable developments on several cases in 2006.

The Company recorded net realized losses on investments, hedging instruments and hedged items during 2006 compared to net realized gains in the prior year primarily due to an increase in gross losses on sales of fixed maturity securities, partially offset by lower current year impairments as 2005 included significant losses on airline industry holdings.

The following table summarizes net realized gains on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

(in millions)	2006	2005
Total realized gains on sales, net of hedging losses	$98.7	$98.5
Total realized losses on sales, net of hedging gains	(75.6)	(28.7)
Total other-than-temporary and other investment impairments	(16.8)	(41.2)
Credit default swaps	(1.1)	(7.5)
Periodic net coupon settlements on non-qualifying derivatives	1.9	1.0
Other derivatives	(0.6)	1.2
Trading portfolio valuation gain	—	0.4

Total realized gains before adjustments	6.5	23.7
Amounts credited to policyholder dividend obligation	0.1	(5.2)
Other	2.5	2.3

Net realized gains on investments, hedging instruments and hedged items	$9.1	$20.8

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

2005 Compared to 2004

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(dollars in millions)	2005	2004	Change
Statements of Income Data
Operating revenues:
Net investment income	$337.5	$243.4	39%
Other income	47.5	66.6	(29)%

Total operating revenues	385.0	310.0	24%

Benefits and operating expenses:
Interest credited to policyholder account values	146.1	86.7	69%
Interest expense on debt	107.7	102.4	5%
Debt extinguishment costs	21.7	—	NM
Other operating expenses	53.8	62.3	(14)%

Total benefits and operating expenses	329.3	251.4	31%

Pre-tax operating earnings	55.7	58.6	(5)%
Net realized gains (losses) on investments, hedging instruments and hedged items[1]	18.2	(40.9)	NM
Adjustment to amortization of DAC related to net realized gains and losses	(0.8)	—	NM

Income from continuing operations before federal income taxes	$73.1	$17.7	NM

Other Data
Account values as of period end—Funding agreements backing medium-term notes	$3,998.2	$4,401.6	(9)%

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

Other income and other expenses declined due to a $7.3 million reclassification of activity related to variable interest entities (VIEs) between other expenses and other income. In addition, other income was impacted by a decrease in the number of structured products transactions as margins on these deals compressed.

Interest spread income rose due to increased invested asset levels as a result of higher excess capital and surplus retained in this segment and improved earnings from common stock and real estate investments. Lower margins on the MTN program offset some of these improvements.

The Company recorded net realized gains on investments, hedging instruments and hedged items during 2005 compared to net realized losses in 2004 primarily due to a significant decline in impairment charges driven by a generally improved credit environment.

The following table summarizes net realized gains (losses) on investments, hedging instruments and hedged items from continuing operations by source for the years ended December 31:

(in millions)	2005	2004
Total realized gains on sales, net of hedging losses	$98.5	$100.9
Total realized losses on sales, net of hedging gains	(28.7)	(29.9)
Total other-than-temporary and other investment impairments	(41.2)	(103.3)
Credit default swaps	(7.5)	0.3
Periodic net coupon settlements on non-qualifying derivatives	1.0	6.5
Other derivatives	1.2	(5.1)
Trading portfolio valuation gain	0.4	0.8

Total realized gains (losses) before adjustments	23.7	(29.8)
Amounts credited to policyholder dividend obligation	(5.2)	(7.0)
Other	2.3	4.6

Net realized gains (losses) on investments, hedging instruments and hedged items	$20.8	$(32.2)

The following table summarizes for the year ended December 31, 2006 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	December 31, 2006
(in millions)				Holdings[1]	Net unrealized gain
A global service company that provides financial guarantee products and specialized financial services to public finance and structured finance clients.	$20.3	$(7.6)	$—	$—	$—

U.S. government agency securities that were sold at a loss in 2006. No impairment is necessary on the remaining holdings.	224.2	(4.9)	—	564.5	43.9

U.S. government securities that were sold at a loss in 2006. No impairment is necessary on the remaining holdings.	202.9	(2.7)	—	179.0	10.1

A global service company that provides electronic commerce and payment services for businesses and consumers. The securities were sold during 2006.	48.0	(2.3)	—	—	—

A global service company that designs, manufactures and distributes permanent merchandising systems and point-of-purchase displays for leading consumer branded cosmetics companies and mass market retailers. No impairment is necessary on the remaining holdings.	1.0	—	(3.7)	1.4	—

Total	$496.4	$(17.5)	$(3.7)	$744.9	$54.0

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

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

The Company’s capital structure consists of long-term debt and shareholders’ equity. The following table summarizes the Company’s capital structure as of December 31:

(in millions)	2006	2005	2004
Long-term debt	$1,398.5	$1,398.0	$1,406.0

Shareholders’ equity, excluding accumulated other comprehensive income	5,506.4	5,249.7	4,782.9
Accumulated other comprehensive income	31.9	100.7	432.2

Total shareholders’ equity	5,538.3	5,350.4	5,215.1

Total capital	$6,936.8	$6,748.4	$6,621.1

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

For individual annuity products ($50.34 billion and $48.84 billion of reserves as of December 31, 2006 and 2005, respectively), the surrender charge is generally calculated as a percentage of the deposits made and is assessed at declining rates during the first seven years after a deposit is made.

For group annuity products ($25.36 billion and $25.57 billion of reserves as of December 31, 2006 and 2005, respectively), the surrender charge amounts and periods can vary significantly, depending on the terms of each contract and the compensation structure for the producer. Generally, surrender charge percentages for group products are less than individual products because the Company incurs lower expenses at contract origination for group products. In addition, over ninety percent of the general account group annuity reserves are subject to a market value adjustment at withdrawal.

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

The Company has additional financing capacity under a shelf registration statement dated March 31, 2006. Under the shelf registration statement, NFS can offer various security instruments including, but not limited to, unsecured senior or subordinated debt securities, preferred stock, Class A common stock, warrants, stock purchase contracts or stock purchase units. In conjunction with owned trusts, capital securities guaranteed by NFS also may be issued.

See Part II, Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for a description of the Company’s stock repurchase program and its impact on liquidity.

Short-Term Debt

The Company has available as a source of funds a $1.00 billion revolving variable rate credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $2.60 billion and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of December 31, 2006, the Company and NLIC were in compliance with all covenants. The Company had no amounts outstanding under this agreement as of December 31, 2006 and 2005. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had no commercial paper outstanding at December 31, 2006 and $134.7 million outstanding at December 31, 2005 at a weighted average effective interest rate of 4.22%.

In addition, the Company has a majority-owned subsidiary that has available an annually renewable, 364-day, $10.0 million variable rate line of credit agreement with a single financial institution. The line of credit is guaranteed by NFS and is included in the consolidated balance sheets. The majority-owned subsidiary had $10.0 million outstanding on that line of credit as of December 31, 2006 and 2005 at a weighted average effective interest rate of 5.29% in 2006 and 4.35% in 2005.

The Company also has a wholly-owned subsidiary with a five-year letter of credit issuance agreement with a single financial institution to provide up to $25.0 million in letters of credit. The agreement was effective September 30, 2006 and is guaranteed by NFS. The wholly-owned subsidiary had issued $24.7 million in letters of credit from this facility as of December 31, 2006.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. London Interbank Offered Rate (LIBOR). NLIC had $75.2 million and $75.0 million outstanding under this agreement as of December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company had not provided any guarantees on such borrowings, either directly or indirectly.

Long-Term Debt

Long-term debt primarily is comprised of (1) three separate issuances of $300.0 million in principal amount of senior notes and two separate issuances of $200.0 million in principal amount of senior notes, none of which is subject to any sinking fund payments, and (2) a single issuance of $100.0 million in principal amount of junior subordinated debentures that are due March 1, 2037 and pay a distribution rate of 7.899%, issued to an unconsolidated subsidiary trust.

The $300.0 million principal of 8.00% senior notes due March 1, 2027 were issued in March 1997 and are redeemable, in whole or in part, at the option of NFS at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The $300.0 million principal of 6.25% senior notes due November 15, 2011 were issued in November 2001 and are not redeemable prior to their maturity date. The $300.0 million principal of 5.90% senior notes due July 1, 2012, issued in June 2002, and the $200.0 million principal of 5.625% senior notes due February 13, 2015, issued in February 2003, are redeemable, in whole or in part, at the option of NFS at any time or from time to time at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the notes to be redeemed or (2) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at a prevailing U.S. Treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date. The $200.0 million principal of 5.10% senior notes due October 1, 2015 were issued in September 2005 and are redeemable, in whole or in part, at the option of NFS at any time or from time to time at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the notes to be redeemed or (2) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at a prevailing U.S. Treasury rate plus 15 basis points, together in each case with accrued interest payments to the redemption date.

The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of December 31, 2006, the Company was in compliance with all such covenants.

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

Guarantees

See Note 19 to the audited consolidated financial statements included in the F pages of this report for a description of the potential impact on liquidity of the Company’s guarantees.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2006 expected to be paid in the periods presented. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP and in many cases differ significantly from the summation of undiscounted cash flows. The most significant difference relates to future policy benefits related to life and health insurance, which include discounting.

	Payments due by period					Amount per balance sheet
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt:
Short-term[1]	$92.9	$—	$—	$—	92.9	$85.2
Long-term[2]:
Unrelated parties	81.9	163.8	179.4	1,769.6	2,194.7	1,295.4
Related parties	8.1	16.2	16.2	308.0	348.5	103.1

Subtotal	182.9	180.0	195.6	2,077.6	2,636.1	1,483.7

Lease and license obligations[3]:
Operating leases	22.4	39.9	26.1	47.1	135.5	—
Capital leases	0.2	—	—	—	0.2	—
License	10.3	23.8	17.1	0.7	51.9	—

Subtotal	32.9	63.7	43.2	47.8	187.6	—

Purchase and lending commitments:
Fixed maturity securities[4]	53.9	—	—	—	53.9	—
Commercial mortgage loans[4]	137.7	1.8	—	—	139.5	—
Limited partnerships[5]	188.7	—	—	—	188.7	—

Subtotal	380.3	1.8	—	—	382.1	—

Future policy benefits and claims[6]:
Fixed annuities and fixed option of variable annuities[7]	2,145.3	2,941.7	2,170.5	5,456.3	12,713.8	11,846.9
Life and health insurance[7]	727.3	1,696.0	1,231.2	12,492.7	16,147.2	8,148.8
Single premium immediate annuities[8]	249.5	463.6	398.1	1,883.4	2,994.6	1,906.5
Group pension deferred fixed annuities[9]	1,496.2	2,621.2	2,154.5	8,844.4	15,116.3	11,163.2
Funding agreements backing MTNs[2,10]	2,167.0	1,987.8	915.4	297.9	5,368.1	5,032.4

Subtotal	6,785.3	9,710.3	6,869.7	28,974.7	52,340.0	38,097.8

Cash and securities collateral[11]:
Cash collateral on securities lending	886.7	—	—	—	886.7	886.7
Cash collateral on derivative transactions	171.0	—	—	—	171.0	171.0
Securities collateral on securities lending	859.9	—	—	—	859.9	859.9
Securities collateral on derivative transactions	12.8	—	—	—	12.8	12.8

Subtotal	1,930.4	—	—	—	1,930.4	1,930.4

Total	$9,311.8	$9,955.8	$7,108.5	$31,100.1	$57,476.2	$41,511.9

[1]

No contractual provisions exist that could create, increase or accelerate those obligations presented. The amount presented includes contractual principal and interest based on rates in effect at December 31, 2006.

[2]

Contractual provisions exist that could increase or accelerate those obligations presented. The amounts presented include contractual principal and interest based on stated rates in effect at December 31, 2006.

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

[6]

A significant portion of policy contract benefits and claims to be paid do not have stated contractual maturity dates and may not result in any ultimate payment obligation. Amounts reported herein represent estimated undiscounted cash flows out of the Company’s general account related to death, surrender, annuity and other benefit payments under policy contracts in force at December 31, 2006. Separate account payments are not reflected herein due to the matched nature of these obligations and because the contract owners maintain the investment risk of such deposits. Estimated payment amounts reported herein were developed based on review of historical results experienced by the Company and the related contractual provisions. Significant assumptions incorporated in the reported amounts include: future policy lapse rates (including the impact of customer decisions to make future premium payments to keep the related policies in force), coverage levels remaining unchanged from those provided under contracts in force at December 31, 2006, future interest crediting rates, and the estimated timing of payments. Actual amounts will vary, potentially by a significant amount, from the amounts indicated due to deviations between assumptions and actual results and the addition of new business in future periods.

[7]

Contractual provisions exist which could adjust the amount and/or timing of those obligations reported. Key assumptions related to payments due by period include customer lapse and withdrawal rates (including timing of death), exchanges to and from the fixed and separate accounts of the variable annuities, claims experience with respect to variable annuity guarantees, and future interest crediting level. Assumptions for future interest crediting levels have been made based on processes consistent with the Company’s past practices, which is at the discretion of the Company, subject to guaranteed minimum crediting rates in many cases and/or subject to contractually obligated increases for specified periods of time. Many of the contracts with potentially accelerated timing of payments are subject to surrender charges which are generally calculated as a percentage of deposits made and are assessed at declining rates during the first seven years after a deposit is made. Amounts disclosed herein include an estimate of those accelerated payments, net of applicable surrender charges. See Note 2(j) to the audited consolidated financial statements included in the F pages of this report for a description of the Company’s method for establishing life and annuity reserves in accordance with GAAP. Health reserves are immaterial and are reflected in the less than one-year column.

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

[10]

See Part II, Item 7—MD&A—Off-Balance Sheet Transactions for a detailed discussion of the Company’s MTN program. The amounts presented include contractual principal and interest based on rates in effect at December 31, 2006.

[11]

Since the timing of the return of collateral is uncertain, these obligations have been reflected in payments due in less than one year. See Part II, Item 7—MD&A—Investments—General for a detailed discussion of the impact of collateral on the Company’s consolidated balance sheets.

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

Investments

General

The Company’s assets are divided between separate account and general account assets. As of December 31, 2006, $70.69 billion (59%) of the Company’s total assets were held in separate accounts ($65.96 billion, or 57%, as of December 31, 2005) and $48.72 billion (41%) were held in the Company’s general account ($50.20 billion, or 43%, as of December 31, 2005), including $41.20 billion of general account investments ($43.17 billion as of December 31, 2005).

Separate account assets consist primarily of deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. All of the investment performance in the Company’s separate account assets is passed through to the Company’s customers. See Note 6 to the audited consolidated financial statements included in the F pages of this report for further information regarding the Company’s investments.

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

As of December 31, 2006 and 2005, the Company had received $886.7 million and $1.17 billion, respectively, of cash collateral on securities lending and $171.0 million and $203.3 million, respectively, of cash for derivative collateral. As of December 31, 2006, the Company had not received any non-cash collateral on securities lending compared to $5.9 million as of December 31, 2005. Both the cash and non-cash collateral amounts are included in short-term investments with a corresponding liability recorded in other liabilities. As of December 31, 2006 and 2005, the Company had loaned securities with a fair value of $859.9 million and $1.14 billion, respectively. The Company also held $12.8 million and $53.2 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2006 and 2005, respectively.

The following table summarizes the Company’s consolidated general account investments by asset category as of December 31:

	2006		2005
(dollars in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities	$28,160.0	68.3	$30,106.0	69.7
Equity securities	67.6	0.2	75.6	0.2
Trading assets	24.3	0.1	34.4	0.1
Mortgage loans on real estate, net	8,909.8	21.6	9,148.6	21.2
Real estate, net	76.7	0.2	108.7	0.3
Policy loans	966.9	2.3	930.6	2.1
Other long-term investments	780.1	1.9	691.9	1.6
Short-term investments	2,215.6	5.4	2,073.2	4.8

Total	$41,201.0	100.0	$43,169.0	100.0

The following table lists the ten largest fixed maturity investment holdings by amortized cost for both investment grade and non-investment grade securities included in the general account as of December 31, 2006 (excluding U.S. Treasury securities, obligations of U.S. Government corporations, and agency bonds not backed by the full faith and credit of the U.S. Government):

(in millions)	Predominant Rating	Amortized Cost		Predominant Rating	Amortized Cost

Investment Grade			Non-Investment Grade
Bear Stearns Commercial Mortgage Securities, Inc.	AA+	$177.1	Ford Motor Company	B	$60.0
CS First Boston Mortgage Securities Corporation	AAA	175.5	General Motors Corporation	B-	46.5
Countrywide Alternative Loan Trust	AAA	174.9	Deluxe Corporation	BB-	42.7
Morgan Stanley Capital I	AAA	146.2	Knight-Ridder, Inc.	BB+	39.7
Structured Asset Securities Corporation	AAA	134.7	Northwest Airlines, Inc.	BB	38.3
Morgan Stanley Dean Witter Capital I	AA+	127.3	Scholastic Corporation	BB	37.9
HSBC Holdings PLC	AA-	115.5	NRG Energy, Inc.	BB-	25.9
Bank of America Corporation	AA-	114.9	Edison International	BB+	25.4
LB-UBS Commercial Mortgage Trust	AA+	104.8	Avis Europe, PLC	BB	25.0
Regions Financial Corporation	A	95.7	MGM Mirage	BB	21.6

Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$179.0	$12.2	$2.1	$189.1
Agencies not backed by the full faith and credit of the U.S. Government	564.5	46.2	2.3	608.4
Obligations of states and political subdivisions	274.7	0.7	7.4	268.0
Debt securities issued by foreign governments	36.2	1.7	0.2	37.7
Corporate securities
Public	9,732.8	220.0	127.4	9,825.4
Private	6,605.1	131.5	83.8	6,652.8
Mortgage-backed securities—U.S. Government-backed	6,946.0	23.8	122.8	6,847.0
Asset-backed securities	3,728.9	45.5	42.8	3,731.6

Total fixed maturity securities	28,067.2	481.6	388.8	28,160.0
Equity securities	57.2	11.0	0.6	67.6

Total securities available-for-sale	$28,124.4	$492.6	$389.4	$28,227.6

December 31, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$197.1	$14.4	$1.2	$210.3
Agencies not backed by the full faith and credit of the U.S. Government	882.3	61.2	6.7	936.8
Obligations of states and political subdivisions	314.5	2.4	3.9	313.0
Debt securities issued by foreign governments	42.7	2.7	0.1	45.3
Corporate securities
Public	10,728.5	302.0	122.0	10,908.5
Private	7,199.3	200.7	77.5	7,322.5
Mortgage-backed securities—U.S. Government-backed	6,824.7	21.3	117.0	6,729.0
Asset-backed securities	3,641.7	44.2	45.3	3,640.6

Total fixed maturity securities	29,830.8	648.9	373.7	30,106.0
Equity securities	64.8	11.2	0.4	75.6

Total securities available-for-sale	$29,895.6	$660.1	$374.1	$30,181.6

The average duration and average maturity of the Company’s general account fixed maturity securities at December 31, 2006 were approximately 4.4 years and 5.9 years, respectively, compared to 4.5 years and 6.1 years, respectively, at December 31, 2005. The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates. In addition, the Company may be likely to experience realized investment losses to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate environments.

The following table summarizes by time the gross unrealized losses on securities available-for-sale in an unrealized loss position as of the dates indicated:

	Less than or equal to one year		More Than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
December 31, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$66.5	$1.0	$29.9	$1.1	$96.4	$2.1
Agencies not backed by the full faith and credit of the U.S. Government	31.7	0.1	125.2	2.2	156.9	2.3
Obligations of states and political subdivisions	84.5	1.0	161.9	6.4	246.4	7.4
Debt securities issued by foreign governments	12.8	0.1	1.3	0.1	14.1	0.2
Corporate securities
Public	2,627.7	27.8	3,525.8	99.6	6,153.5	127.4
Private	1,288.6	15.0	2,165.1	68.8	3,453.7	83.8
Mortgage-backed securities—U.S. Government-backed	966.9	7.6	4,194.0	115.2	5,160.9	122.8
Asset-backed securities	580.2	4.5	1,475.0	38.3	2,055.2	42.8

Total fixed maturity securities	5,658.9	57.1	11,678.2	331.7	17,337.1	388.8
Equity securities	17.6	0.3	3.4	0.3	21.0	0.6

Total	$5,676.5	$57.4	$11,681.6	$332.0	$17,358.1	$389.4

% of gross unrealized losses		15%		85%
December 31, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$37.4	$0.8	$11.6	$0.4	$49.0	$1.2
Agencies not backed by the full faith and credit of the U.S. Government	329.2	5.4	42.2	1.3	371.4	6.7
Obligations of states and political subdivisions	157.8	3.1	29.7	0.8	187.5	3.9
Debt securities issued by foreign governments	8.6	0.1	—	—	8.6	0.1
Corporate securities
Public	3,731.0	73.4	1,247.0	48.6	4,978.0	122.0
Private	1,957.3	46.5	767.7	31.0	2,725.0	77.5
Mortgage-backed securities—U.S. Government-backed	4,526.2	96.0	702.9	21.0	5,229.1	117.0
Asset-backed securities	1,516.4	28.2	490.2	17.1	2,006.6	45.3

Total fixed maturity securities	12,263.9	253.5	3,291.3	120.2	15,555.2	373.7
Equity securities	20.8	0.4	—	—	20.8	0.4

Total	$12,284.7	$253.9	$3,291.3	$120.2	$15,576.0	$374.1

% of gross unrealized losses		68%		32%

Increases in unrealized losses more than one year are primarily due to changes in the interest rate environment. Those securities are not considered other-than-temporarily impaired because the decline in market value is attributed to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until recovery.

The NAIC assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded and privately placed securities. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of December 31, 2006 compared to 94% as of December 31, 2005.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of December 31:

(in millions)		2006		2005
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$19,362.3	$19,351.3	$19,945.0	$20,053.4
2	Baa	6,928.8	6,997.2	8,105.1	8,247.9
3	Ba	1,091.5	1,101.6	1,090.0	1,096.7
4	B	647.8	659.8	546.1	549.2
5	Caa and lower	18.5	27.3	53.3	60.5
6	In or near default	18.3	22.8	91.3	98.3

	Total	$28,067.2	$28,160.0	$29,830.8	$30,106.0

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

Mortgage-Backed Securities

The Company’s general account MBS portfolio is comprised of residential MBS investments. As of December 31, 2006, MBS investments totaled $6.85 billion (24%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $6.73 billion (22%) as of December 31, 2005.

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

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk varies by the type of MBS held. The Company limits its exposure to prepayments/extensions by holding less volatile types of MBSs. As of December 31, 2006, $2.36 billion (34%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs) compared to $2.43 billion (36%) as of December 31, 2005. PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Most of the Company’s non-PAC MBSs possess varying degrees of cash flow structure and prepayment/extension risk. The MBS portfolio contained 5% and 4% of pure pass-throughs as of December 31, 2006 and 2005, respectively.

The following table summarizes the distribution by investment type of the Company’s general account MBS portfolio as of December 31:

	2006		2005
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Planned amortization class	$2,362.9	34.4	$2,434.4	36.2
Sequential	1,539.7	22.5	1,578.4	23.5
Non-accelerating securities—CMO	1,532.7	22.4	1,431.7	21.3
Very accurately defined maturity	784.6	11.5	823.8	12.2
Multi-family mortgage pass-through certificates	367.5	5.4	244.7	3.6
Accrual	116.8	1.7	160.2	2.4
Other	142.8	2.1	55.8	0.8

Total	$6,847.0	100.0	$6,729.0	100.0

Asset-Backed Securities

The Company’s general account asset-backed securities (ABS) portfolio includes home equity and credit card-backed ABS investments, among others. As of December 31, 2006, ABS investments totaled $3.73 billion (13%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $3.64 billion (12%) as of December 31, 2005.

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

The following table summarizes the distribution by investment type of the Company’s general account ABS portfolio as of December 31:

	2006		2005
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Commercial mortgage-backed securities	$1,245.8	33.5	$860.8	23.6
Home equity/improvement	750.8	20.1	884.5	24.3
Credit card-backed	398.1	10.7	484.2	13.3
Trust preferred—residual income	326.5	8.7	210.6	5.8
CBO/CLO/CDO	225.6	6.0	264.4	7.3
Non-accelerated securities	189.6	5.1	205.4	5.6
Enhanced equity/equity trust certificates	146.9	3.9	170.0	4.7
Pass-through certificate	110.0	2.9	132.4	3.6
Student loans	84.5	2.3	89.5	2.5
Franchise/business loan	57.8	1.5	80.3	2.2
Other	196.0	5.3	258.5	7.1

Total	$3,731.6	100.0	$3,640.6	100.0

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

Mortgage Loans

As of December 31, 2006, general account mortgage loans were $8.91 billion (22%) of the carrying value of consolidated general account investments compared to $9.15 billion (21%) as of December 31, 2005. Substantially all of these loans were commercial mortgage loans. Commitments to fund mortgage loans of $139.5 million were outstanding as of December 31, 2006 compared to $293.7 million as of December 31, 2005.

The table below summarizes the carrying values of mortgage loans by regional exposure and type of collateral as of December 31, 2006:

(in millions)	Office	Warehouse	Retail	Apartment & Other	Total
New England	$176.4	$15.3	$99.6	$84.2	$375.5
Middle Atlantic	196.3	328.4	359.2	186.0	1,069.9
East North Central	97.4	245.9	614.4	513.4	1,471.1
West North Central	40.2	90.2	65.9	138.3	334.6
South Atlantic	203.7	489.5	886.4	667.5	2,247.1
East South Central	34.6	58.0	127.8	164.1	384.5
West South Central	52.9	151.6	177.6	232.4	614.5
Mountain	114.7	136.8	206.4	354.9	812.8
Pacific	346.1	431.1	468.8	366.9	1,612.9

Total principal	$1,262.3	$1,946.8	$3,006.1	$2,707.7	8,922.9

Valuation allowance					(36.0)
Unamortized premium					17.8
Cumulative change in fair value of hedged mortgage loans and commitments					5.1

Total mortgage loans on real estate, net					$8,909.8

As of December 31, 2006, the Company’s largest exposure to any single borrowing group was $886.4 million, or 10%, of the Company’s general account mortgage loan portfolio compared to $844.3 million, or 9%, as of December 31, 2005.

As of December 31, 2006 and 2005, the Company’s mortgage loans classified as delinquent, foreclosed and restructured were immaterial as a percentage of the total mortgage loan portfolio.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Financial Instruments

The Company is subject to potential fluctuations in earnings and the fair value of certain of its assets and liabilities, as well as variations in expected cash flows due to changes in market interest rates and equity prices. The following discussion focuses on specific interest rate, foreign currency and equity price risks to which the Company is exposed and describes strategies used to attempt to manage these risks. The discussion is limited to financial instruments subject to market risks and is not intended to be a complete discussion of all of the risks to which the Company is exposed.

Interest Rate Risk

Fluctuations in interest rates can impact the Company’s earnings, cash flows and the fair value of its assets and liabilities. In a declining interest rate environment, the Company may be required to reinvest the proceeds from maturing and prepaying investments at rates lower than the overall yield of the portfolio, which could reduce future interest spread income. In addition, minimum guaranteed crediting rates (ranging from 1.5% to 3.5% for a majority of the individual annuity contracts in force) on certain individual annuity contracts could prevent the Company from lowering its interest crediting rates to levels commensurate with prevailing market interest rates, resulting in a reduction to the Company’s interest spread income in the event market interest rates remain at, or decline from, December 31, 2006 levels. The average crediting rate for fixed annuity products during 2006 was 3.76% and 4.07% for the Individual Investments and Retirement Plans segments, respectively (compared to 3.69% and 4.18%, respectively, during 2005), well in excess of the guaranteed rates.

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

Conversely, a rising interest rate environment could result in a reduction in interest spread income or an increase in policyholder surrenders. Existing general account investments supporting annuity liabilities had a weighted average maturity of approximately 5.8 years as of December 31, 2006. Therefore, the change in yield of the portfolio will lag changes in market interest rates. This lag increases if the rate of prepayments of securities slows. To the extent the Company sets renewal rates based on current market rates, this will result in reduced interest spreads. Alternatively, if the Company sets renewal crediting rates while attempting to maintain a desired spread from the portfolio yield, the rates offered by the Company may be less than new money rates offered by competitors. This difference could result in an increase in surrender activity by policyholders. If the Company was unable to fund surrenders with its cash flow from operations, the Company might need to sell assets, which likely would have declined in value due to the increase in interest rates. The Company attempts to mitigate this risk by offering products that assess surrender charges and/or market value adjustments at the time of surrender, and by managing the maturity and interest-rate sensitivities of the assets to approximate those of the liabilities.

Asset/Liability Management Strategies to Manage Interest Rate Risk

The Company employs an asset/liability management approach tailored to the specific requirements of each of its products. Each line of business has an investment policy based on its specific characteristics. The policy establishes asset maturity and duration, quality and other relevant guidelines.

An underlying pool or pools of investments, including combinations of dedicated and common asset pools, support each general account line of business. Dedicated pools of assets have been created for certain liabilities or groups of liabilities within most lines and represent the majority of the pools. These pools consist of whole assets purchased specifically for the underlying line of business. In general, assets placed in any given portfolio remain there until they mature (or are called), but active management of specific securities, sectors and several top-down risks may result in portfolio turnover or transfers among the various portfolios. The common asset pools are generally maintained on the basis of the desired maturity characteristics of the assets used (e.g., 4 to 7 years weighted average life). The various lines of business are given “ownership” percentages of assets acquired by the pools depending on their contribution to the amounts purchased in the pools, in a manner analogous to investment year allocations. This methodology is sometimes referred to as synthetic segmentation.

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

There are two approaches to developing investment policies:

•

For liabilities where cash flows are not interest sensitive and the credited rate is fixed (e.g., immediate annuities), the Company attempts to manage risk with a combination cash matching/duration matching strategy. Duration is a measure of the sensitivity of price to changes in interest rates. For a rate movement of 100 basis points, the fair value of liabilities with a duration of 5 years would change by approximately 5%. For this type of liability, the Company generally targets an asset/liability duration mismatch of -0.25 to +0.50 years. In addition, the Company attempts to minimize asset and liability cash flow mismatches, especially over the first five years. However, the desired degree of cash matching is balanced against the cost of cash matching.

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

Use of Derivatives to Manage Interest Rate Risk

The Company periodically purchases fixed rate investments to back variable rate liabilities. As a result, the Company can be exposed to interest rate risk due to the mismatch between variable rate liabilities and fixed rate assets. In an effort to mitigate this risk, the Company enters into various types of derivative instruments to minimize this mismatch, with fluctuations in the fair values of the derivatives offsetting changes in the fair values of the investments resulting from changes in interest rates. The Company principally uses pay fixed/receive variable interest rate swaps to manage this risk.

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

As a result of entering into commercial mortgage loan and private placement commitments, the Company is exposed to changes in the fair value of such commitments due to changes in interest rates during the commitment period prior to the loans being funded. In an effort to manage this risk, the Company enters into short U.S. Treasury futures during the commitment period. With short U.S. Treasury futures, if interest rates rise/fall, the gains/losses on the futures will offset the change in fair value of the commitment attributable to the change in interest rates.

The Company periodically purchases variable rate investments (i.e., commercial mortgage loans and corporate bonds). As a result, the Company can be exposed to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the assets are funded with fixed rate liabilities. In an effort to manage this risk, the Company may enter into receive fixed/pay variable interest rate swaps.

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

Characteristics of Interest Rate Sensitive Financial Instruments

The table below provides information about the Company’s financial instruments as of December 31, 2006 that are sensitive to changes in interest rates. Insurance contracts that subject the Company to significant mortality risk, including life insurance contracts and life-contingent immediate annuities, do not meet the definition of a financial instrument and are not included in the table.

	Estimated year of maturities/repayments							2006 Fair Value	2005 Fair Value
(in millions)	2007	2008	2009	2010	2011	There- after	Total
Assets
Fixed maturity securities:
Corporate bonds:
Principal	$2,076.4	$2,000.0	$1,738.5	$1,741.0	$2,218.0	$6,564.0	$16,337.9	$16,478.2	$18,231.0
Weighted average interest rate	5.92%	5.94%	6.50%	6.06%	6.10%	6.16%	6.12%
Mortgage and other asset- backed securities:
Principal	$1,236.8	$951.9	$841.9	$887.9	$902.5	$5,853.9	$10,674.9	$10,578.6	$10,369.6
Weighted average interest rate	5.69%	5.30%	5.44%	5.42%	5.62%	5.54%	5.52%
Other fixed maturity securities:
Principal	$46.7	$59.0	$77.2	$39.6	$48.4	$783.5	$1,054.4	$1,103.2	$1,505.4
Weighted average interest rate	5.31%	5.22%	5.78%	5.03%	5.06%	6.26%	6.02%
Mortgage loans on real estate:
Principal	$217.6	$331.2	$343.7	$498.1	$1,083.3	$6,078.7	$8,552.6	$8,821.5	$9,181.5
Weighted average interest rate	6.71%	6.02%	6.35%	6.53%	6.47%	6.08%	6.18%
Liabilities
Individual deferred fixed annuities:
Principal	$2,394.5	$1,705.1	$1,337.0	$1,149.1	$1,013.7	$4,141.4	$11,740.8	$10,571.4	$12,515.4
Weighted average crediting rate	3.24%	3.14%	3.15%	3.22%	3.29%	3.30%
Group pension deferred fixed annuities:
Principal	$1,572.1	$1,365.1	$1,172.7	$1,027.6	$837.1	$5,188.5	$11,163.1	$10,978.0	$10,880.1
Weighted average crediting rate	4.08%	4.05%	4.04%	4.04%	4.04%	4.05%
Funding agreements backing MTNs:
Principal	$2,014.9	$1,064.6	$775.2	$522.2	$357.7	$—	$4,734.6	$4,611.8	$3,998.3
Weighted average crediting rate	4.45%	4.44%	4.30%	4.26%	2.59%	—
Immediate annuities:
Principal	$253.2	$225.5	$199.1	$168.9	$144.5	$915.4	$1,906.6	$449.0	$432.0
Weighted average crediting rate	6.63%	6.68%	6.72%	6.77%	6.83%	6.88%
Short-term debt:
Principal	$85.2	$—	$—	$—	$—	$—	$85.2	$85.2	$252.3
Weighted average interest rate	5.32%	—	—	—	—	—	5.32%
Long-term debt:
Principal	$—	$—	$—	$—	$—	$1,398.5	$1,398.5	$1,437.5	$1,466.5
Weighted average interest rate	—	—	—	—	—	6.41%	6.41%

	Estimated year of maturities/repayments							2006 Fair Value	2005 Fair Value
(in millions, except settlement prices)	2007	2008	2009	2010	2011	There- after	Total
Derivative Financial Instruments
Interest rate swaps:
Pay fixed/receive variable:
Notional value	$273.8	$413.3	$563.4	$403.8	$841.3	$549.5	$3,045.1	$(95.4)	$(69.6)
Weighted average pay rate	4.61%	4.80%	4.96%	4.87%	5.01%	5.16%	4.95%
Weighted average receive rate[1]	5.40%	5.37%	5.37%	5.43%	5.50%	5.45%	5.43%
Pay fixed/receive variable, forward starting:
Notional value	$—	$—	$—	$—	$—	$177.9	$177.9	$(0.8)	$(0.2)
Weighted average pay rate	—	—	—	—	—	5.13%	5.13%
Weighted average receive rate	—	—	—	—	—	5.36%	5.36%
Pay variable/receive fixed:
Notional value	$489.4	$228.8	$—	$—	$253.8	$36.5	$1,008.5	$214.1	$280.4
Weighted average pay rate[1]	5.74%	5.37%	—	—	5.88%	6.49%	5.72%
Weighted average receive rate	4.56%	5.21%	—	—	6.18%	5.33%	5.14%
Pay variable/receive variable:
Notional value	$—	$—	$—	$—	$—	$—	$—	$—	$13.5
Weighted average pay rate[1]	—	—	—	—	—	—	—
Weighted average receive rate[1]	—	—	—	—	—	—	—
Pay fixed/receive fixed:
Notional value	$44.0	$16.8	$64.1	$56.8	$67.8	$135.5	$385.0	$(46.4)	$(42.6)
Weighted average pay rate	5.98%	5.83%	5.73%	3.56%	5.61%	5.10%	5.20%
Weighted average receive rate	3.34%	4.04%	4.16%	4.60%	5.28%	6.10%	5.00%
Convertible asset swaps:
Notional value	$—	$—	$—	$—	$—	$—	$—	$—	$0.2
Weighted average pay rate	—	—	—	—	—	—	—
Weighted average receive rate	—	—	—	—	—	—	—
Credit default swaps sold:
Notional value	$106.0	$115.0	$24.5	$55.0	$16.0	$25.0	$341.5	$2.5	$3.0
Weighted average receive rate	1.00%	0.57%	0.59%	0.73%	1.76%	0.40%	0.77%
Credit default swaps purchased:
Notional value	$0.5	$11.5	$0.8	$—	$0.5	$22.0	$35.3	$(0.2)	$—
Weighted average pay rate	5.00%	1.10%	5.00%	—	—	0.56%	0.89%
Embedded derivatives:
Notional value	$—	$—	$—	$—	$—	$20.0	$20.0	$54.5	$7.2
Total return swaps[2]
Notional value	$75.0	$—	$—	$—	$—	—	$75.0	$0.1	$0.1
Treasury futures:
Short positions:
Contract amount/notional value	$4.4	$—	$—	$—	$—	$—	$4.4	$—	$—
Weighted average settlement price	106.7	—	—	—	—	—	106.7
Long positions:
Contract amount/notional value	$161.6	$—	$—	$—	$—	$—	$161.6	$(2.1)	$0.3
Weighted average settlement price	108.8	—	—	—	—	—	108.8
Equity futures:
Short positions:
Contract amount/notional value	$104.3	$—	$—	$—	$—	$—	$104.3	$(0.2)	$1.4
Weighted average settlement price	1,426.4	—	—	—	—	—	1,426.4
Long positions:
Contract amount/notional value	$1.3	$—	$—	$—	$—	$—	$1.3	$—	$—
Weighted average settlement price	1,427.1	—	—	—	—	—	1,427.1
Option contracts
Long positions:
Contract amount/notional value	$88.5	$11.2	$92.7	$218.3	$571.1	$602.5	$1,584.3	$70.0	$30.8
Weighted average settlement price	1,333.7	972.7	1,068.4	1,124.3	1,035.0	1,128.0	1,100.9

[1]	Variable rates are generally based on 1, 3 or 6-month U.S. LIBOR and reflect the effective rate as of December 31, 2006.
[2]	Total return swaps are based on the Lehman CMBS Index.

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

Individual deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Individual deferred fixed annuities are certain individual annuity contracts, which are also subject to surrender charges calculated as a percentage of the deposits made and assessed at declining rates during the first seven years after a deposit is made. Also included in deferred fixed annuities were $1.27 billion of participating group annuity contracts in 2006 ($7.06 billion in 2005). As of December 31, 2006, individual annuity general account liabilities totaling $5.12 billion ($6.38 billion in 2005) were in contracts where the crediting rate is reset periodically, with portions resetting in each calendar quarter, and $795.9 million that reset annually in 2006 compared to $936.9 million in 2005. Individual fixed annuity policy reserves of $2.29 billion in 2006 ($3.33 billion in 2005) were in contracts that adjust the crediting rate every five years. Individual fixed annuity policy reserves of $684.0 million in 2006 were in contracts that adjust the crediting rate every three years compared to $926.2 million in 2005. The average crediting rate is calculated as the difference between the projected yield of the assets backing the liabilities and a targeted interest spread. However, for certain individual annuities the credited rate is also adjusted to partially reflect current new money rates.

Group pension deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Included were group annuity contracts representing $11.13 billion and $11.19 billion of general account liabilities as of December 31, 2006 and 2005, respectively, which are generally subject to market value adjustment upon surrender and which also may be subject to surrender charges. Of the total group annuity liabilities, $6.4 million ($5.8 million in 2005) were in contracts where the crediting rate is reset monthly, $9.76 billion ($9.69 billion in 2005) were in contracts where the crediting rate is reset quarterly, $484.6 million ($530.3 million in 2005) were in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter and $905.6 million ($960.8 million in 2005) were in contracts where the crediting rate is reset annually on January 1.

Funding agreements backing MTNs: As of December 31, 2006 and 2005, fixed annuity policy reserves of $4.60 billion and $4.00 billion, respectively, relate to funding agreements issued in conjunction with the Company’s MTN program where the crediting rate is either fixed for the term of the contract or variable, based on an underlying index.

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

Derivative financial instruments: The maturity year is based on the terms of the related contract. Interest rate swaps include cross-currency interest rate swaps that eliminate all of the Company’s existing asset and liability foreign currency exposure. Cross-currency interest rate swaps in place against each foreign currency obligation hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment. Underlying details by currency have therefore been omitted. Variable swap rates and settlement prices reflect rates and prices in effect as of December 31, 2006.

Foreign Currency Risk Management

In conjunction with the Company’s MTN program, the Company periodically issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and related interest rates. In an effort to manage these risks, the Company enters into cross-currency interest rate swaps to convert these liabilities to a U.S. dollar rate.

The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and related interest rates. In an effort to manage this risk, the Company uses cross-currency interest rate hedges to swap these asset characteristics to variable U.S. dollar rate instruments. Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in the foreign currency, and receive a variable U.S. dollar rate, generally 3-month U.S. LIBOR. These derivative instruments are designated as a fair value hedge of the fixed rate foreign denominated asset.

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

Equity Market Risk

Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2006, approximately 83% of separate account assets were invested in equity mutual funds (approximately 83% as of December 31, 2005). Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which also may require the Company to accelerate the amortization of DAC.

The Company’s long-term assumption for net separate account returns is 8% annual growth. If equity markets were unchanged throughout a given year, the Company estimates that its net earnings per diluted share, calculated using current weighted average diluted shares outstanding, would be approximately $0.05 to $0.10 less than had the Company’s long-term assumption for net separate account returns been realized. This analysis assumes no other factors change and that an unlocking of DAC assumptions would not be required. However, as it does each quarter, the Company would evaluate its DAC balance and underlying assumptions to determine whether unlocking is appropriate. The Company can provide no assurance that the experience of flat equity market returns would not result in changes to other factors affecting profitability, including the possibility of unlocking of DAC assumptions.

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

In an effort to mitigate this risk, the Company has implemented a GMDB economic hedging program for certain new and existing business. Prior to implementation of the GMDB hedging program in 2000, the Company managed this risk primarily by entering into reinsurance arrangements. The GMDB economic hedging program is designed to offset changes in the economic value of the GMDB obligation up to a return of the contractholder’s premium payments. However, the first 10% of GMDB claims are not hedged. Currently the program shorts S&P 500 Index futures, which provides an offset to changes in the value of the designated obligation. The futures are not designated as hedges and, therefore, hedge accounting is not applied. The Company’s economic evaluation of the GMDB obligation is not consistent with current accounting treatment of the GMDB obligation. Therefore, the hedging activity is likely to lead to earnings volatility. This volatility was negligible in 2006. As of December 31, 2006 and 2005, the net amount at risk was $574.3 million and $1.10 billion before reinsurance, respectively, and $122.2 million and $184.3 million net of reinsurance, respectively. As of December 31, 2006 and 2005, the Company’s reserve for GMDB claims was $29.6 million and $27.2 million, respectively. See Note 3 to the audited consolidated financial statements included in the F pages of this report for discussion of the impact of adopting a new accounting principle regarding GMDB reserves in 2004.

The Company also offers certain variable annuity products with a GMAB rider. A GMAB provides the contractholder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contractholder at the time of issuance of the variable annuity contract. In some cases, the contractholder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB. The design of the GMAB rider limits the risk to the Company in a variety of ways including asset allocation requirements, which serve to reduce the Company’s potential exposure to underlying fund performance risks. Specifically, the GMAB terms limit asset allocation by (1) requiring partial allocation of assets to a guaranteed term option (a fixed rate investment option) and excluding certain funds that are highly volatile or difficult to hedge or (2) requiring all assets be allocated to one of the approved asset allocation funds or models defined by the Company. A GMAB represents an embedded derivative in the variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivative is carried at fair value and reported in other future policy benefits and claims. The Company initially records an offset to the fair value of the embedded derivative on the balance sheet, which is amortized through the income statement over the term of the GMAB period of the contract. Subsequent changes in the fair value of the embedded derivative are recognized in earnings. The fair value of the GMAB embedded derivative is calculated based on actuarial assumptions related to the projected benefit cash flows incorporating numerous assumptions including, but not limited to, expectations of contractholder persistency, market returns, correlations of market returns and market return volatility.

The Company began selling contracts with the GMAB feature on May 1, 2003. Beginning October 1, 2003, the Company launched an enhanced version of the rider that offered increased equity exposure to the contractholder in return for a higher charge. The Company simultaneously began economically hedging the GMAB exposure for those risks that exceed a level it considered acceptable. The GMAB economic hedge consists of shorting interest rate futures and S&P 500 Index futures contracts and does not qualify for hedge accounting under current guidance. Quarterly, the Company purchases S&P 500 Index put options and over-the-counter basket put options, which are constructed in order to minimize the tracking error of the hedge and the GMAB liability. See Note 2(c) to the audited consolidated financial statements included in the F pages of this report for discussion of economic hedges. The objective of the GMAB economic hedge strategy is to manage the exposures with risk beyond a level considered acceptable to the Company. The Company is exposed to equity market risk related to the GMAB feature should the growth in the underlying investments, including any GTO investment, fail to reach the guaranteed return level. The GMAB embedded derivative is likely to create volatility in earnings; however, the economic hedging program provides substantial mitigation of this exposure. This volatility was negligible in 2006 and 2005. As of December 31, 2006 and 2005, the balance of the GMAB embedded derivative was $116.3 million and $67.9 million, respectively. The increase in the balance of the GMAB embedded derivative was driven by the value of new business sold during 2006.

Beginning in March 2005, the Company began offering a hybrid GMAB/GLWB through its CPPLI contract rider. This living benefit combines a GMAB feature in its first 5-10 years with a lifetime withdrawal benefit which begins upon the maturity of the GMAB and extends for the duration of the insured’s life. In the event that the insured’s contract value is exhausted through such withdrawals, the Company will continue to fund future withdrawals at a pre-defined level until the insured’s death. In some cases, the contract owner has the right to drop the GLWB portion of this rider or periodically reset the guaranteed withdrawal basis to a higher level. This benefit requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy as previously described above.

In March 2006, the Company added L.INC, a stand-alone GLWB, to compliment CPPLI in its product offerings. This rider is very similar to the hybrid benefit discussed above. L.INC provides for enhanced retirement income security via guaranteed accumulation rates and withdrawal rates that increase with age without the liquidity loss associated with annuitization. The lifetime withdrawal feature also is being economically hedged. Currently, the Company is using S&P 500 Index futures and U.S. Treasury futures to hedge exposure to declining equity and interest rate markets, respectively. Similar to GMDBs, the Company’s economic valuation of the lifetime income obligation is not consistent with the accounting treatment of the obligation. Therefore, hedging activity is likely to create volatility in earnings; however, the economic hedging program provides substantial mitigation of this exposure. This volatility was negligible in 2006.

Inflation

The rate of inflation did not have a material effect on the revenues or operating results of the Company during 2006, 2005 or 2004.

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

The Company’s management assessed the effectiveness of NFS’ internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria, the Company’s management concluded that NFS’ internal control over financial reporting was effective as of December 31, 2006.

The Company’s independent registered public accounting firm, KPMG LLP, issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page F-2.

Changes in Internal Control Over Financial Reporting

Effective April 1, 2006, the Company implemented a series of new enterprise resource planning (ERP) modules, including a new general ledger and chart of accounts and new consolidation, reporting and purchasing tools. The introduction of these new ERP modules and the related workflow changes resulted in changes to many of the Company’s financial reporting controls and procedures. Such changes were identified and planned prior to their introduction into the Company’s internal controls over financial reporting. Following implementation, these new controls were validated according to the Company’s established processes. The integration of the ERP modules and related workflow changes were substantially completed during 2006. The system changes were undertaken to standardize accounting systems, improve management reporting and consolidate accounting functions for the Company, its subsidiaries and affiliates, and were not undertaken in response to any actual or perceived significant deficiencies in the Company’s internal control over financial reporting.

There have been no changes during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1—Election of Directors—Nominees for Class I Directors,—Class II Directors, and—Class III Directors,” “Biographical Information—Directors,” “Section 16 Beneficial Ownership Compliance,” “The Board of Directors and its Committees—Additional Governance Policies—Code of Conduct and Business Practices,” the first paragraph under “The Board of Directors and its Committees—Audit Committee,” and the second paragraph under “The Board of Directors and its Committees—Audit Committee—Audit Committee Membership” in NFS’ 2007 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

Name	Age	Position with NFS (as of February 27, 2007)
W.G. Jurgensen	55	Chief Executive Officer
Mark R. Thresher	50	President and Chief Operating Officer
Patricia R. Hatler	52	Executive Vice President—Chief Legal and Governance Officer
Terri L. Hill	47	Executive Vice President—Chief Administrative Officer
Michael C. Keller	47	Executive Vice President—Chief Information Officer
James R. Lyski	44	Executive Vice President—Chief Marketing Officer
Stephen S. Rasmussen	54	Executive Vice President
Robert A. Rosholt	56	Executive Vice President—Finance, Investments and Strategy
Anne L. Arvia	43	Senior Vice President—Nationwide Bank
John L. Carter	44	Senior Vice President—Non-Affiliated Sales
Timothy G. Frommeyer	42	Senior Vice President—Chief Financial Officer
Peter A. Golato	53	Senior Vice President— Individual Protection Business Head
Harry H. Hallowell	46	Senior Vice President and Treasurer
Kelly A. Hamilton	42	Senior Vice President—Internal Audits
William S. Jackson	53	Senior Vice President—Nationwide Retirement Plans
Gregory S. Lashutka	62	Senior Vice President—Corporate Relations
Keith I. Millner	46	Senior Vice President—Retail Distribution and In-Retirement Business
Brian W. Nocco	54	Senior Vice President—Enterprise Chief Risk Officer
Gail G. Snyder	52	Senior Vice President—Chief Investment Officer

Business experience for each of the individuals listed in the above table is set forth below:

W.G. Jurgensen has been Chief Executive Officer of NFS and several subsidiaries of NFS since August 2000 and a director of NFS since May 2000. He served as Chairman of the Board of NFS from January 2001 to June 2003 and Chief Executive Officer—Elect from May to August 2000. Since August 2000, he has been Chief Executive Officer of NMIC, Nationwide Mutual Fire Insurance Company (Nationwide Mutual Fire), NLIC and NLAIC, and was Chief Executive Officer—Elect of those companies from May to August 2000. He also serves as Chief Executive Officer of several other companies within Nationwide, which is comprised of NFS, NMIC, Nationwide Mutual Fire and all of their respective subsidiaries and affiliates (collectively, Nationwide). Mr. Jurgensen has been a director of NMIC, Nationwide Mutual Fire, NLIC and NLAIC since May 2000 and serves as a director of several other companies within Nationwide, as well as a trustee of Nationwide Foundation, a not-for-profit corporation that contributes to nonprofit agencies and community projects. Mr. Jurgensen has been a director of ConAgra Foods, Inc., a producer and marketer of food products, since August 2002. Before joining Nationwide, Mr. Jurgensen was Executive Vice President of Bank One Corporation (now JP Morgan Chase & Co.), an investment banking and financial services institution, from 1998 to May 2000. He served as Executive Vice President of First Chicago NBD Corporation, a financial institution, and Chairman of FCC National Bank, a financial institution, from 1996 to May 1998.

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

James R. Lyski has been Executive Vice President—Chief Marketing Officer of NFS since October 2006. Mr. Lyski previously served as Senior Vice President for Strategy, Product and Marketing at CIGNA HealthCare, Inc., an employee benefits company, from October 2002 to October 2006; as Chief Operating Officer of Atabok, Inc., a Boston-based technology company, from June 2000 to October 2002; and as Vice President for U.S. Marketing at FedEx Corporation, a global shipping company, from August 1989 to May 2000.

Stephen S. Rasmussen has been Executive Vice President of NFS and President and Chief Operating Officer of NMIC and Nationwide Mutual Fire since September 2003. Mr. Rasmussen is also a Director, President and Chief Operating Officer of ALLIED Group, Inc., a wholly-owned subsidiary of NMIC, and serves as Chairman and Director of several Allied subsidiaries. He also serves as a Director of several other companies within Nationwide. Prior to NMIC’s acquisition of ALLIED Group, Inc., Mr. Rasmussen was President and Chief Operating Officer of that company and its subsidiaries from December 2000 to September 2003 and held various management positions with those companies from 1974 to December 2000.

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

Anne L. Arvia has been Senior Vice President—Nationwide Bank since September 2006. Prior to joining Nationwide Bank, Ms. Arvia served as the Chief Executive Officer of ShoreBank, a community and environmental bank, from May 2002 to August 2006; as the President of ShoreBank from May 2001 to August 2006; and held various other positions with ShoreBank from May 1991 to April 2002.

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

Harry H. Hallowell has been Senior Vice President and Treasurer of NFS and several other companies within Nationwide since January 2006. Previously, Mr. Hallowell served as Vice President and Head Portfolio Risk Manager for Nationwide’s Office of Investments from May 2003 to December 2005. From 1984 to 2003, he served as a Senior Vice President and Head of Corporate Funding for Bank One Corporation.

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

William S. Jackson has been Senior Vice President, Nationwide Retirement Plans, of NFS since October 2006. Previously, Mr. Jackson served as Sales Center Vice President from August 2001 to September 2006; as Sales Financial Services Sales Officer from February 1999 to August 2001; and in various other positions within Nationwide since 1984.

Gregory S. Lashutka has been Senior Vice President—Corporate Relations of NFS and several other companies within Nationwide since January 2000. Prior to that time, he was Mayor of the City of Columbus (Ohio) from January 1992 to December 1999.

Keith I. Millner has been Senior Vice President—Retail Distribution and In-Retirement Business of NFS since January 2006. He served as Senior Vice President—In-Retirement Business Head of NFS and several other companies within Nationwide from January 2005 to January 2006. Prior to joining Nationwide, Mr. Millner was a Senior Vice President for CIGNA HealthCare, a health insurance provider, from August 2002 to December 2004; an independent consultant from September 2001 to August 2002; and served as Senior Vice President and in other positions for Assurant Group, an insurance and related product marketing firm (formerly a subsidiary of Fortis, Inc., a financial services firm) from March 1996 to September 2001.

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

The Board of Directors adopted the Nationwide Code of Conduct and Business Practices (Code) which is posted on the Company’s web site (http://www.nationwidefinancial.com) under the Corporate Governance subsection of the Investor Relations area of the web site. The Code is available in print, free of charge, to any shareholder who requests it. Requests for copies should be made to Mark Barnett, Vice President—Investor Relations, One Nationwide Plaza, Columbus, Ohio, 43215, or via telephone at 614-249-8437. All directors, officers and employees of the Nationwide group of companies are required to adhere to the Code. As required by SEC regulations and the listing standards of the New York Stock Exchange, the Code contains written standards designed to deter wrongdoing and to promote honest, ethical conduct including ethical handling of conflicts; full, fair, accurate, timely and understandable disclosure in regulatory reports and public communications; compliance with laws, rules and regulations; prompt internal reporting of violations of the Code; and accountability for adherence to the Code. It also contains compliance standards and procedures that facilitate the effective operation of the Code. Any waivers from, or amendments to, the Code for directors and executive officers must be approved by the Board of Directors or a designated board committee and will be promptly disclosed to the shareholders by posting any waiver on the NFS web site listed above.

ITEM 11    EXECUTIVE COMPENSATION

Information required by this item is set forth under the captions “Director Compensation” and “Executive Compensation” in the NFS 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the NFS 2007 Proxy Statement and is incorporated herein by reference.

NFS maintains two equity compensation plans, the Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) and the Amended and Restated Nationwide Financial Services, Inc. Stock Retainer Plan for Non-Employee Directors (Stock Retainer Plan). The following table provides information about equity awards under these plans as of December 31, 2006:

Plan category	(a) Number of Class A Common Shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of Class A Common Shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders[1]	5,975,143	$36.88	9,072,111	[2]
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	5,975,143	$36.88	9,072,111

[1]	Consists of the LTEP and the Stock Retainer Plan. NFS does not maintain any equity compensation plan not approved by shareholders.
[2]

Securities remaining available for issuance under the LTEP and the Stock Retainer Plan, of which 19,292 shares are available for issuance under the Stock Retainer Plan. For the LTEP, in addition to being available for issuance upon exercise of options and stock appreciation rights, 9,052,819 shares may be issued in connection with restricted stock, performance shares, performance units and stock-based Nationwide value added awards.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “The Board of Directors and its Committees—Additional Governance Policies—Independence Standards for Directors” in the NFS 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth under the caption “Proposal 2—Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” in the NFS 2007 Proxy Statement and is incorporated herein by reference.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

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

March 1, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Nationwide Financial Services, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting contained in Item 9A, Controls and Procedures, of Nationwide Financial Services, Inc. and subsidiaries’ (the Company) 2006 Annual Report on Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Nationwide Financial Services, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries as listed in the accompanying index, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Columbus, Ohio

March 1, 2007

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Financial Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nationwide Financial Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the American Institute of Certified Public Accountants’ Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, in 2004.

/s/ KPMG LLP

Columbus, Ohio

March 1, 2007

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in millions, except per share amounts)

	Years ended December 31,
	2006	2005	2004
Revenues:
Policy charges	$1,316.0	$1,241.5	$1,222.6
Traditional life insurance and immediate annuity premiums	441.5	399.9	402.7
Net investment income	2,298.5	2,343.9	2,231.7
Net realized gains (losses) on investments, hedging instruments and hedged items	9.1	20.8	(32.2)
Other income	350.4	301.8	251.3

Total revenues	4,415.5	4,307.9	4,076.1

Benefits and expenses:
Interest credited to policyholder account values	1,380.3	1,380.9	1,328.3
Life insurance and annuity benefits	646.8	574.9	548.6
Policyholder dividends on participating policies	90.7	107.3	101.4
Amortization of deferred policy acquisition costs	462.9	480.2	430.4
Amortization of value of business acquired	46.0	45.0	52.3
Interest expense on debt	103.7	108.0	102.4
Debt extinguishment costs	—	21.7	—
Other operating expenses	906.2	833.8	837.6

Total benefits and expenses	3,636.6	3,551.8	3,401.0

Income from continuing operations before federal income tax expense	778.9	756.1	675.1
Federal income tax expense	65.1	132.7	167.4

Income from continuing operations	713.8	623.4	507.7
Discontinued operations, net of taxes	—	(24.7)	(2.3)
Cumulative effect of adoption of accounting principle, net of taxes	—	—	(3.4)

Net income	$713.8	$598.7	$502.0

Earnings from continuing operations per common share:
Basic	$4.76	$4.08	$3.34
Diluted	$4.74	$4.06	$3.32
Earnings per common share:
Basic	$4.76	$3.92	$3.30
Diluted	$4.74	$3.90	$3.28
Weighted average common shares outstanding:
Basic	149.9	152.9	152.1
Diluted	150.7	153.6	152.9

Cash dividends declared per common share	$0.92	$0.76	$0.72

See accompanying notes to consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share amounts)

	December 31,
	2006	2005
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $28,067.2 in 2006; $29,830.8 in 2005)	$28,160.0	$30,106.0
Equity securities (cost $57.2 in 2006; $64.8 in 2005)	67.6	75.6
Trading assets, at fair value	24.3	34.4
Mortgage loans on real estate, net	8,909.8	9,148.6
Real estate, net	76.7	108.7
Policy loans	966.9	930.6
Other long-term investments	780.1	691.9
Short-term investments, including amounts managed by a related party	2,215.6	2,073.2

Total investments	41,201.0	43,169.0
Cash	20.2	16.4
Accrued investment income	373.8	396.3
Deferred policy acquisition costs	3,851.0	3,685.4
Value of business acquired	392.7	449.7
Goodwill	359.0	364.5
Other assets	2,519.2	2,114.8
Assets held in separate accounts	70,694.7	65,963.8

Total assets	$119,411.6	$116,159.9

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$38,097.8	$39,748.1
Short-term debt	85.2	252.3
Long-term debt	1,398.5	1,398.0
Other liabilities	3,597.1	3,447.3
Liabilities related to separate accounts	70,694.7	65,963.8

Total liabilities	113,873.3	110,809.5

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized—50.0 shares; issued and outstanding—none	—	—
Class A common stock, $0.01 par value; authorized—750.0 shares; issued—69.7 and 67.5 shares in 2006 and 2005, respectively; outstanding—54.2 and 56.9 shares in 2006 and 2005, respectively	0.7	0.7
Class B common stock, $0.01 par value; authorized—750.0 shares; issued and outstanding—91.8 and 95.6 shares in 2006 and 2005, respectively	1.0	1.0
Additional paid-in capital	1,762.3	1,670.8
Retained earnings	4,460.3	3,883.1
Accumulated other comprehensive income	31.9	100.7
Treasury stock	(716.3)	(304.2)
Other, net	(1.6)	(1.7)

Total shareholders’ equity	5,538.3	5,350.4

Total liabilities and shareholders’ equity	$119,411.6	$116,159.9

See accompanying notes to consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Other, net	Total shareholders’ equity
Balance as of December 31, 2003	$0.6	$1.0	$1,614.3	$3,006.4	$504.9	$(247.6)	$(4.2)	$4,875.4
Comprehensive income:
Net income	—	—	—	502.0	—	—	—	502.0
Other comprehensive loss, net of taxes	—	—	—	—	(72.7)	—	—	(72.7)

Total comprehensive income								429.3

Cash dividends declared	—	—	—	(108.4)	—	—	—	(108.4)
Stock options exercised	—	—	20.2	—	—	—	—	20.2
Other, net	0.1	—	0.1	—	—	(3.8)	2.2	(1.4)

Balance as of December 31, 2004	0.7	1.0	1,634.6	3,400.0	432.2	(251.4)	(2.0)	5,215.1

Comprehensive income:
Net income	—	—	—	598.7	—	—	—	598.7
Other comprehensive loss, net of taxes	—	—	—	—	(331.5)	—	—	(331.5)

Total comprehensive income								267.2

Cash dividends declared	—	—	—	(116.2)	—	—	—	(116.2)
Common shares repurchased under announced program	—	—	—	—	—	(51.4)	—	(51.4)
Stock options exercised	—	—	39.4	—	—	—	—	39.4
Other, net	—	—	(3.2)	0.6	—	(1.4)	0.3	(3.7)

Balance as of December 31, 2005	0.7	1.0	1,670.8	3,883.1	100.7	(304.2)	(1.7)	5,350.4

Comprehensive income:
Net income	—	—	—	713.8	—	—	—	713.8
Other comprehensive loss, net of taxes	—	—	—	—	(68.8)	—	—	(68.8)

Total comprehensive income								645.0

Cash dividends declared	—	—	—	(136.6)	—	—	—	(136.6)
Common shares repurchased under announced program	—	—	(4.8)	—	—	(412.0)	—	(416.8)
Stock options exercised	—	—	87.6	—	—	—	—	87.6
Other, net	—	—	8.7	—	—	(0.1)	0.1	8.7

Balance as of December 31, 2006	$0.7	$1.0	$1,762.3	$4,460.3	$31.9	$(716.3)	$(1.6)	$5,538.3

See accompanying notes to consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in millions)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$713.8	$598.7	$502.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments, hedging instruments and hedged items	(9.1)	(20.8)	32.2
Interest credited to policyholder account values	1,380.3	1,380.9	1,328.3
Capitalization of deferred policy acquisition costs	(588.4)	(489.0)	(539.2)
Amortization of deferred policy acquisition costs	462.9	480.2	430.4
Amortization and depreciation, excluding debt extinguishment costs	112.7	142.9	167.3
Debt extinguishment costs (non-cash)	—	21.7	—
(Increase) decrease in other assets	(399.9)	621.6	(331.5)
Increase (decrease) in policy and other liabilities	762.7	(777.7)	462.3
Other, net	4.8	(4.4)	35.2

Net cash provided by operating activities	2,439.8	1,954.1	2,087.0

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	5,579.4	5,555.0	3,888.4
Proceeds from sale of securities available-for-sale	2,645.0	3,480.5	3,767.2
Proceeds from repayments or sales of mortgage loans on real estate	2,549.4	2,962.9	2,083.2
Cost of securities available-for-sale acquired	(6,489.3)	(8,295.6)	(8,368.8)
Cost of mortgage loans on real estate originated or acquired	(2,319.2)	(2,716.0)	(2,348.4)
Net increase in short-term investments	(142.4)	(55.6)	(48.7)
Collateral (paid) received—securities lending, net	(314.6)	36.6	89.4
Acquisition of subsidiary, net of cash acquired	—	(18.0)	—
Other, net	(81.0)	135.4	(356.5)

Net cash provided by (used in) investing activities	1,427.3	1,085.2	(1,294.2)

Cash flows from financing activities:
Net (decrease) increase in short-term debt	(167.1)	21.5	25.5
Net proceeds from issuance of long-term debt	—	199.4	—
Principal payments on long-term debt	—	(206.2)	—
Cash dividends paid	(132.7)	(114.8)	(101.9)
Investment and universal life insurance product deposits	3,781.7	3,956.1	4,399.1
Investment and universal life insurance product withdrawals	(7,024.6)	(6,914.0)	(5,091.3)
Common shares repurchased under announced program	(416.8)	(49.0)	—
Other, net	96.2	31.7	16.7

Net cash used in financing activities	(3,863.3)	(3,075.3)	(751.9)

Net increase (decrease) in cash	3.8	(36.0)	40.9
Cash, beginning of period	16.4	52.4	11.5

Cash, end of period	$20.2	$16.4	$52.4

See accompanying notes to consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(1) Nature of Operations

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

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of the Company who market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), an indirect wholly-owned subsidiary; NFN producers; The 401(k) Company, an indirect wholly-owned subsidiary (see Note 2(n) for information about the pending sale of The 401(k) Company); and TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial), a majority-owned subsidiary, through its joint venture with MC Insurance Agency Services, LLC d/b/a Mullin Consulting (Mullin Consulting). The Company also distributes retirement savings products through the agency distribution force of its ultimate majority parent company, Nationwide Mutual Insurance Company (NMIC).

As of December 31, 2006 and 2005, the Company did not have a significant concentration of financial instruments in a single investee, industry or geographic region of the U.S. Also, the Company did not have a concentration of business transactions with a particular customer, lender, distribution source, market or geographic region of the U.S. in which business is conducted that makes it overly vulnerable to a single event which could cause a severe impact to the Company’s financial position.

The 54.2 million shares of Class A common stock outstanding as of December 31, 2006 are publicly held and primarily were issued through NFS’ initial public offering completed in March 1997 and in conjunction with the acquisition of NFN in October 2002. The Class A shares represent 37.1% of the equity ownership in NFS and 5.6% of the combined voting power of NFS’ Class A and Class B common stock as of December 31, 2006. Nationwide Corporation (Nationwide Corp.) owns all of the outstanding shares of Class B common stock, which represents the remaining 62.9% equity ownership and 94.4% of the combined voting power of the shareholders of NFS as of December 31, 2006. Nationwide Corp. is a majority-owned subsidiary of NMIC.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The Company’s most significant estimates include those used to determine the following: the balance, recoverability and amortization of deferred policy acquisition costs (DAC) for investment and universal life insurance products; impairment losses on investments; valuation allowances for mortgage loans on real estate; the liability for future policy benefits and claims; and federal income tax provision. Although some variability is inherent in these estimates, the recorded amounts reflect management’s best estimates based on facts and circumstances as of the balance sheet date. Management believes the amounts provided are appropriate.

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

(b) Valuation of Investments, Investment Income and Related Gains and Losses

The Company is required to classify its fixed maturity securities and marketable equity securities as held-to-maturity, available-for-sale or trading. Trading assets may include any combination of fixed maturity securities and marketable equity securities. Trading assets are stated at fair value, with changes in fair value recorded as a component of net realized gains on investments. All other fixed maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of adjustments to DAC, value of business acquired (VOBA), future policy benefits and claims, policyholder dividend obligation and deferred federal income taxes reported as a separate component of accumulated other comprehensive income (AOCI) in shareholders’ equity. The adjustments to DAC and VOBA represent the changes in amortization of DAC and VOBA that would have been required as a charge or credit to operations had such unrealized amounts been realized and allocated to the product lines. The adjustment to future policy benefits and claims represents the increase in policy reserves from using a discount rate that would have been required had such unrealized amounts been realized and the proceeds reinvested at then current market interest rates, which were lower than the then current effective portfolio rate.

The fair value of fixed maturity and marketable equity securities is generally obtained from independent pricing services based on market quotations. For fixed maturity securities not priced by independent services (generally private placement securities and securities that do not trade regularly), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. Additionally, for valuing certain fixed maturity securities with complex cash flows such as certain mortgage-backed and asset-backed securities, a “structured product model” is used. The structured product model uses third party pricing tools. For securities for which quoted market prices are not available and for which the Company’s structured product model is not suitable for estimating fair values, fair values are determined using other modeling techniques, primarily a commercial software application utilized in valuing complex securitized investments with variable cash flows. As of December 31, 2006, 72% of the fair values of fixed maturity securities were obtained from independent pricing services, 19% from the Company’s pricing matrices and 9% from other sources, compared to 73%, 20% and 7%, respectively, as of December 31, 2005.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

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

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

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

The Company grants mainly commercial mortgage loans on real estate to customers throughout the U.S. As of December 31, 2006, the Company had a diversified portfolio with carrying values of no more than 25.2% of the mortgage loan portfolio in any geographic region of the U.S. and no more than 3.3% with any one borrower, compared to 23.6% and 1.8%, respectively, as of December 31, 2005. As of December 31, 2006 and 2005, 33.5% and 32.0% of the carrying value of the Company’s commercial mortgage loan portfolio financed retail properties, respectively.

Real estate to be held and used is carried at cost less accumulated depreciation. Real estate designated as held for disposal is not depreciated and is carried at the lower of the carrying value at the time of such designation or fair value less cost to sell. Other long-term investments are carried on the equity method of accounting.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

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

The Company periodically may enter into a derivative transaction that will not qualify for hedge accounting. The Company does not enter into speculative positions. Although these transactions do not qualify for hedge accounting, or have not been designated in hedging relationships by the Company, they are part of its overall risk management strategy. For example, the Company may sell credit default protection through a credit default swap. Although the credit default swap may not be effective in hedging specific investments, the income stream allows the Company to manage overall investment yields while exposing the Company to acceptable credit risk. The Company may enter into a cross-currency basis swap (pay a variable U.S. rate and receive a variable foreign-denominated rate) to eliminate the foreign currency exposure of a variable rate foreign-denominated liability. Although basis swaps may qualify for hedge accounting, the Company has chosen not to designate these derivatives as hedging instruments due to the difficulty in assessing and monitoring effectiveness for both sides of the basis swap. Derivative instruments that do not qualify for hedge accounting or are not designated as hedging instruments are carried at fair value, with changes in fair value recorded in realized gains and losses on investments, hedging instruments and hedged items.

(d) Revenues and Benefits

Investment and Universal Life Insurance Products: Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI), bank-owned life insurance (BOLI) and other interest-sensitive life insurance policies. Revenues for investment products and universal life insurance products consist of net investment income, asset fees, cost of insurance charges, administrative fees and surrender charges that have been earned and assessed against policy account balances during the period. The timing of revenue recognition as it relates to fees assessed on investment contracts and universal life contracts is determined based on the nature of such fees. Asset fees, cost of insurance charges and administrative fees are assessed on a daily or monthly basis and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

of a contract in accordance with contractual terms. Policy benefits and claims that are charged to expense include interest credited to policy account values and benefits and claims incurred in the period in excess of related policy account values.

Traditional Life Insurance Products: Traditional life insurance products include those products with fixed and guaranteed premiums and benefits and primarily consist of whole life insurance, limited-payment life insurance, term life insurance and certain annuities with life contingencies. Premiums for traditional life insurance products are recognized as revenue when due. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contract. This association is accomplished through the provision for future policy benefits and the deferral and amortization of policy acquisition costs.

(e) Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products

The Company has deferred certain costs of acquiring investment and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. Investment products primarily consist of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, COLI and other interest-sensitive life insurance policies. DAC is subject to recoverability testing in the year of policy issuance and loss recognition testing at the end of each reporting period.

For investment and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized gains and losses less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b).

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

Changes in assumptions can have a significant impact on the amount of DAC reported for investment products and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or future assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense, which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

Management evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

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

For other investment and universal life insurance products, DAC is adjusted each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account performance. Any resulting DAC true-up and unlocking adjustments are reflected currently in the consolidated statements of income.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

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

(g) Goodwill

In connection with acquisitions of operating entities, the Company recognizes the excess of the purchase price over the fair value of net assets acquired as goodwill. Goodwill is not amortized, but is evaluated for impairment at the reporting unit level annually in the third quarter. Goodwill of a reporting unit also is tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

the subsequent year. In addition, this change did not delay, accelerate or avoid an impairment charge. Accordingly, management believes that the accounting change described above is preferable under the circumstances.

(h) Closed Block

In connection with the sponsored demutualization of Provident Mutual Life Insurance Company (Provident) prior to its acquisition by the Company, Provident established a closed block for the benefit of certain classes of individual participating policies that had a dividend scale payable in 2001. Assets were allocated to the closed block in an amount that produces cash flows which, together with anticipated revenues from closed block business, is reasonably expected to be sufficient to provide for (1) payment of policy benefits, specified expenses and taxes, and (2) the continuation of dividends throughout the life of the Provident policies included in the closed block based upon the dividend scales payable for 2001, if the experience underlying such dividend scales continues.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(i) Separate Accounts

Separate account assets and liabilities represent contractholders’ funds, which have been segregated into accounts with specific investment objectives. Separate account assets are recorded at fair value based primarily on market quotations of the underlying securities. The investment income and gains or losses of these accounts accrue directly to the contractholders. The activity of the separate accounts is not reflected in the consolidated statements of income except for (1) the fees the Company receives, which are assessed on a daily or monthly basis and recognized as revenue when assessed and earned, and (2) the activity related to guaranteed contracts, which are riders to existing variable annuity contracts.

(j) Future Policy Benefits and Claims

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

The Company calculates its liability for future policy benefits and claims for investment products in the accumulation phase and universal life and variable universal life insurance policies as the policy account balance, which represents participants’ net premiums and deposits plus investment performance and interest credited less applicable contract charges.

The Company’s liability for funding agreements to an unrelated third party trust equals the balance that accrues to the benefit of the contractholder, including interest credited. The funding agreements constitute insurance obligations and are considered annuity contracts under Ohio insurance laws.

The liability for future policy benefits and claims for traditional life insurance policies was calculated by the net level premium method using interest rates varying from 2.0% to 10.5% and estimates of mortality, morbidity, investment yields and withdrawals that were used or being experienced at the time the policies were issued.

The liability for future policy benefits for payout annuities was calculated using the present value of future benefits and maintenance costs discounted using interest rates varying generally from 3.0% to 13.0%.

(k) Participating Business

Participating business, which refers to policies that participate in profits through policyholder dividends, represented approximately 8% of the Company’s life insurance in force in 2006 (10% in 2005 and 11% in 2004), 60% of the number of life insurance policies in force in 2006 (62% in 2005 and 64% in 2004) and 8% of life insurance statutory premiums in 2006 (9% in 2005 and 12% in 2004). The provision for policyholder dividends was based on then current dividend scales and has been included in future policy benefits and claims in the consolidated balance sheets.

(l) Federal Income Taxes

The Company provides for federal income taxes based on amounts the Company believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

of certain tax credits differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income. Management has used best estimates to establish reserves based on current facts and circumstances regarding tax exposure items where the ultimate deductibility is open to interpretation. Management evaluates the appropriateness of such reserves quarterly based on any new developments specific to their fact patterns. Information considered includes results of completed tax examinations, Technical Advice Memorandums and other rulings issued by the Internal Revenue Service (IRS) or the tax courts.

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

(n) Discontinued Operations

During December 2006, the Company announced an agreement to sell The 401(k) Company for $115.0 million in cash, subject to a post-closing adjustment. The 401(k) Company provides administrative and record-keeping services to employers in the private sector for use in Internal Revenue Code (IRC) Section 401(k) retirement programs. The Company expects to record a gain on this transaction when it is finalized during the first quarter of 2007. Since this represents the Company’s exit from the large plan 401(k) market, the results of operations of The 401(k) Company are reflected as discontinued operations for 2006 and all prior years.

During the year ended December 31, 2005, the Company decided to discontinue the following operations: (1) Cap Pro Holding, Inc. (Cap Pro), a majority-owned subsidiary of NFS that provided broker/dealer, registered investment advisor and insurance agency services to producers of certain certified public accounting firms; (2) Nationwide Financial Services (Bermuda), Ltd. (NFSB), a wholly-owned subsidiary of NFS that sold variable and fixed annuity products in offshore markets; and (3) William J. Lynch & Associates, Inc. (TBG Lynch), a wholly-owned subsidiary of TBG Financial that distributed BOLI products.

The Company’s 2005 loss on discontinued operations, net of taxes, primarily consists of the following: (1) Cap Pro—$4.5 million; (2) NFSB—$8.3 million; and (3) TBG Lynch—$11.7 million. The results of operations of Cap Pro, NFSB and TBG Lynch are reflected as discontinued operations for 2005 and all prior years.

During the quarter ended June 30, 2005, the Company decided to dispose of Cap Pro. The 2005 loss on discontinued operations related to Cap Pro primarily was due to a $10.8 million goodwill impairment charge.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

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

(o) Share-Based Payments

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), and began expensing at fair value on a straight-line basis the costs resulting from share-based payment transactions. The Company recorded share-based payment expense of $8.6 million ($5.6 million net of taxes, or $0.04 per basic and diluted common share) for the year ended December 31, 2006.

Prior to 2006, the Company elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for stock options granted to employees as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under APB 25, the Company did not recognize share-based payment expense in its financial statements because the stock option awards qualified as fixed awards and the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant.

The following table summarizes the effect on net income and earnings per common share for the years ended December 31 if the Company had accounted for compensation cost for employee stock options in accordance with the fair value accounting method, as permitted by SFAS 123:

(in millions, except per share amounts)	2005	2004
Net income, as reported	$598.7	$502.0
Less total share-based payment expense determined under fair value method, net of taxes	7.9	7.5

Pro forma net income	$590.8	$494.5

Earnings per common share:
Basic, as reported	$3.92	$3.30
Basic, pro forma	3.86	3.25
Diluted, as reported	3.90	3.28
Diluted, pro forma	3.85	3.23

The Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) covers selected employees, directors and agents of the Company and certain of its affiliates. The LTEP provides for the grant of any or all of the following types of stock-based compensation awards: (1) stock options for shares of Class A common stock; (2) restricted stock; (3) stock-based Nationwide value added (NVA) awards; (4) stock appreciation rights (SARs), either in tandem with stock options or freestanding; and (5) performance shares and performance units. The LTEP provides that it will remain in effect, subject to the right of the Company’s Board of Directors to terminate it sooner, until all shares subject to the LTEP have been delivered under awards. However, in no event may any LTEP award of incentive stock options

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

be granted on or after February 27, 2012. The number of shares of Class A common stock that may be issued under the LTEP, or as to which SARs or other awards may be granted, currently may not exceed 20.1 million. As of December 31, 2006, 11.1 million shares of Class A common stock options have been granted. Shares issued upon option exercise are new shares not issued from treasury.

Substantially all stock options (1) are non-qualified; (2) are granted with an exercise price at least equal to the fair value of shares on the grant date; (3) have a ten-year term; and (4) vest and become exercisable at the rate of one-third on each annual anniversary date of a three-year period of continued employment or upon retirement. In addition, all vested stock options are exercisable. Restricted stock awards are issued with a specific period of restriction varying by award as determined by the Compensation Committee of the Company’s Board of Directors (Compensation Committee). As of December 31, 2006, there were no outstanding NVA awards, SARs, performance shares or performance units payable in shares of Class A common stock.

The following table summarizes the Company’s stock option activity and related information for the year ended December 31, 2006:

	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	7,634,265	$35.80
Granted	787,040	42.85
Exercised	(2,235,142)	34.84
Cancelled	(211,020)	41.68

Outstanding, end of period	5,975,143	36.88

Vested and exercisable, end of period	4,354,857	$35.75

As of December 31, 2006, vested and exercisable stock options had an aggregate intrinsic value of approximately $80.3 million with a weighted average remaining contractual term of approximately 4.9 years. Stock options exercised during 2006 had an aggregate intrinsic value of approximately $26.7 million.

The following table summarizes information about nonvested employee stock options for the year ended December 31, 2006:

	Options on Class A common stock	Weighted average grant date fair value
Nonvested, beginning of period	2,284,011	$9.92
Granted	787,040	14.06
Vested	(1,369,336)	9.53
Cancelled	(81,429)	11.55

Nonvested, end of period	1,620,286	12.18

As of December 31, 2006, the total share-based payment cost related to nonvested stock options not yet recognized was approximately $8.9 million. The weighted average period over which this cost is expected to be recognized is approximately 1 year.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The fair values of stock options are estimated on the dates of grant using a Black-Scholes option-pricing model. In accordance with FASB Staff Position (FSP) FAS 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R (FSP FAS 123R-2), the total of 745,818 stock options awarded by the Compensation Committee in February and March 2006 were not considered granted for accounting purposes until April 2006 when the awards were communicated to recipients. Accordingly, the fair values of these awards were not estimated until the April 2006 effective grant date, and the related expense was recognized in the financial statements beginning in the second quarter of 2006.

The following table summarizes the weighted average fair value of options granted and assumptions used to determine the fair value of options granted for the years ended December 31:

	2006	2005	2004
Fair value of options granted	$14.06	$11.04	$10.49
Dividend yield	2.11%	2.06%	2.01%
Expected volatility	31.88%	32.78%	31.30%
Risk-free interest rate	4.92%	3.78%	3.14%
Expected life (years)	5.9	5.5	5.5

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

(p) Reclassification

Certain items in the 2005 and 2004 consolidated financial statements and related notes have been reclassified to conform to the current presentation.

(3) Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statements No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. In addition, SFAS 159 does not establish requirements for recognizing and measuring dividend income, interest income or interest expense, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements (SFAS 157), and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company currently is evaluating the impact of adopting SFAS 159.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. If in the last quarter of the preceding fiscal year an employer enters into a transaction that results in a settlement or experiences an event that causes a curtailment of the plan, the related gain or loss pursuant to Statement 88 or 106 is required to be recognized in earnings that quarter. The adoption of SFAS 158 did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS 157. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. SFAS 157 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC’s previous guidance in SAB No. 99 on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant’s previous method for quantifying misstatements. Because of the beginning-of-year recognition of the cumulative effect adjustment, misstatements occurring in the year of adoption cannot be included in that adjustment. SAB 108 requires the following disclosures if a cumulative effect adjustment is recorded: the nature and amount of each individual error included in the cumulative effect adjustment; when and how each error arose; and the fact that the errors had previously been considered immaterial. The cumulative effect adjustment is available only for prior-year uncorrected misstatements. The adjustment should not include amounts related to changes in accounting estimates. SAB 108 did not have a material impact on the Company’s financial position or results of operations upon adoption.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt FIN 48 effective January 1, 2007. FIN 48 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

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

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, issued by the FASB. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs as a result of the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a new feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. Initial application of SOP 05-1 is required as of the beginning of an entity’s fiscal year. The Company will adopt SOP 05-1 effective January 1, 2007. Although the Company is currently unable to quantify the impact of adoption, SOP 05-1 is not expected to have a material impact on the Company’s financial position and/or results of operations.

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

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires companies to expense at fair value all costs resulting from share-based payment transactions, except for equity instruments held by employee share ownership plans. SFAS 123R also amended SFAS No. 95, Statement of Cash Flows, to require excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. In March 2005, the SEC issued SAB No. 107, which summarizes the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views on the valuation of share-based payments for public companies. The Company considered this guidance in its adoption of SFAS 123R. SFAS 123R as issued by the FASB was to be effective for the Company as of the beginning of the first reporting period that began after June 15, 2005. However, in April 2005, the SEC adopted a rule that amended the effective date of SFAS 123R. The SEC’s new rule allowed companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, beginning after June 15, 2005. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method. See Note 2(o) for a complete discussion of the Company’s share-based payments.

In October 2006, the FASB issued FSP FAS 123R-6, Technical Corrections of FASB Statement No. 123R (FSP FAS 123R-6). This FSP addresses certain technical corrections of SFAS 123R. The Company will apply the provisions in this FSP beginning January 1, 2007. FSP FAS 123R-6 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

In October 2006, the FASB issued FSP FAS 123R-5, An Amendment of FSP FAS 123R-1 (FSP FAS 123R-5). This FSP addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123R-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R. The Company will apply the provisions in this FSP beginning January 1, 2007. FSP FAS 123R-5 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

In November 2005, the FASB issued FSP FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (FSP FAS 123R-3). This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. An entity can elect to follow the transition guidance for the additional paid-in capital pool in SFAS 123R or the alternative transition method described in this FSP. An entity that adopts SFAS 123R using either modified retrospective or modified prospective application may make a one-time election to adopt the transition method described in this FSP. The Company elected to use the alternative transition method effective January 1, 2006. The Company’s adoption of FSP FAS 123R-3 did not have a material impact on the Company’s financial position or results of operations.

In October 2005, the FASB issued FSP FAS 123R-2. This FSP is a practical accommodation in determining the grant date of an award subject to SFAS 123R, assuming all other criteria in the grant date definition have been met. According to this FSP, a mutual understanding of the key terms and conditions of an award to an individual employee will be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements (that is, by the Board or management with the relevant authority) if certain conditions are met. The Company adopted FSP FAS 123R-2 effective January 1, 2006. FSP FAS 123R-2 has not had a material impact on the Company’s financial position or results of operations. See Note 2(o) for a discussion of the impact of FSP FAS 123R-2 on 2006 grants.

In July 2003, the AICPA issued SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1) to address many topics. The most significant topic affecting the Company was the accounting for contracts with guaranteed minimum death benefits (GMDB). SOP 03-1 requires companies to evaluate the significance of a GMDB to determine whether a contract should be accounted for as an investment or insurance contract. For contracts determined to be insurance contracts, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. The Company adopted SOP 03-1 effective January 1, 2004, which resulted in a $3.4 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(4) Fair Value of Financial Instruments

The following disclosures summarize the carrying amount and estimated fair value of the Company’s financial instruments. Certain assets and liabilities are specifically excluded from the disclosure requirements for financial instruments.

The fair value of a financial instrument is defined as the amount at which the financial instrument could be bought or sold, or in the case of liabilities incurred or settled, in a current transaction between willing parties. In cases where quoted market prices are not available, fair value is based on the best information available in the circumstances. Such estimates of fair value should consider prices for similar assets or similar liabilities and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using discount rates commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models and fundamental analysis. Valuation techniques for measuring assets and liabilities must be consistent with the objective of measuring fair value and should incorporate assumptions that market participants would use in their estimates of values, future revenues and future expenses, including assumptions about interest rates, default, prepayment and volatility.

Many of the Company’s assets and liabilities subject to these disclosure requirements are not actively traded, requiring fair values to be estimated by management using matrix pricing, present value or other suitable valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could cause these estimates to vary materially. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in the immediate settlement of the instruments.

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

Separate account assets and liabilities: The fair values of assets held in separate accounts are based on quoted market prices of the underlying securities. The fair values of liabilities related to separate accounts are the amounts payable on demand, net of certain surrender charges.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

Investment contracts: The fair values of the Company’s liabilities under investment type contracts are based on one of two methods. For investment contracts without defined maturities, fair value is the amount payable on demand, net of certain surrender charges. For investment contracts with known or determined maturities, fair value is estimated using discounted cash flow analysis. Interest rates used in this analysis are similar to currently offered contracts with maturities consistent with those remaining for the contracts being valued.

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

Long-term debt: The fair values for senior notes are based on quoted market prices. The fair values of the junior subordinated debentures issued to a related party are based on quoted market prices of the capital securities of Nationwide Financial Services Capital Trust I (Trust I), which approximate the fair value of this obligation.

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

Other derivatives: The fair values for other derivatives are based on credit event probabilities, equity option index levels and broker valuations.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The following table summarizes the carrying values and estimated fair values of financial instruments subject to disclosure requirements and policy reserves on life insurance contracts as of December 31:

	2006		2005
(in millions)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities	$28,160.0	$28,160.0	$30,106.0	$30,106.0
Equity securities	67.6	67.6	75.6	75.6
Trading assets	24.3	24.3	34.4	34.4
Mortgage loans on real estate, net	8,909.8	8,821.5	9,148.6	9,181.5
Policy loans	966.9	966.9	930.6	930.6
Short-term investments	2,215.6	2,215.6	2,073.2	2,073.2
Cash	20.2	20.2	16.4	16.4
Assets held in separate accounts	70,694.7	70,694.7	65,963.8	65,963.8

Liabilities
Investment contracts	(28,392.9)	(26,610.2)	(30,035.3)	(27,825.9)
Policy reserves on life insurance contracts	(9,704.9)	(9,371.5)	(9,712.8)	(9,477.2)
Short-term debt	(85.2)	(85.2)	(252.3)	(252.3)
Long-term debt	(1,398.5)	(1,437.5)	(1,398.0)	(1,466.5)
Collateral received—securities lending and derivatives	(1,070.5)	(1,070.5)	(1,431.4)	(1,431.4)
Liabilities related to separate accounts	(70,694.7)	(69,262.2)	(65,963.8)	(64,518.1)

Derivative financial instruments
Interest rate swaps hedging assets	4.2	4.2	3.3	3.3
Cross-currency interest rate swaps	66.1	66.1	178.5	178.5
Interest rate futures contracts	(2.4)	(2.4)	1.6	1.6
Other derivatives	128.2	128.2	41.1	41.1

(5) Derivative Financial Instruments

Qualitative Disclosures

Interest Rate Risk Management

The Company periodically purchases fixed rate investments to back variable rate liabilities. As a result, the Company can be exposed to interest rate risk due to the mismatch between variable rate liabilities and fixed rate assets. In an effort to mitigate this risk, the Company enters into various types of derivative instruments to minimize this mismatch, with fluctuations in the fair values of the derivatives offsetting changes in the fair values of the investments resulting from changes in interest rates. The Company principally uses pay fixed/receive variable interest rate swaps to manage this risk.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

As a result of entering into commercial mortgage loan and private placement commitments, the Company is exposed to changes in the fair value of such commitments due to changes in interest rates during the commitment period prior to the loans being funded. In an effort to manage this risk, the Company enters into short U.S. Treasury futures during the commitment period. With short U.S. Treasury futures, if interest rates rise/fall, the gains/losses on the futures will offset the change in fair value of the commitment attributable to the change in interest rates.

The Company periodically purchases variable rate investments (i.e., commercial mortgage loans and corporate bonds). As a result, the Company can be exposed to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the assets are funded with fixed rate liabilities. In an effort to manage this risk, the Company may enter into receive fixed/pay variable interest rate swaps.

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

Foreign Currency Risk Management

In conjunction with the Company’s medium-term note (MTN) program, the Company periodically issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in fair value of the liabilities due to changes in foreign currency exchange rates and related interest rates. In an effort to manage these risks, the Company enters into cross-currency interest rate swaps to convert these liabilities to a U.S. dollar rate.

The Company is exposed to changes in fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and related interest rates. In an effort to manage this risk, the Company uses cross-currency interest rate hedges to swap these asset characteristics to variable U.S. dollar rate instruments. Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in the foreign currency, and receive a variable U.S. dollar rate, generally 3-month U.S. LIBOR. These derivative instruments are designated as a fair value hedge of the fixed rate foreign denominated asset.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

Equity Market Risk Management

Asset fees calculated as a percentage of the separate account assets are a significant source of revenue to the Company. As of December 31, 2006, approximately 83% of separate account assets were invested in equity mutual funds (approximately 83% as of December 31, 2005). Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which also may require the Company to accelerate the amortization of DAC.

The Company’s long-term assumption for net separate account returns is 8% annual growth. If equity markets were unchanged throughout a given year, the Company estimates that its net earnings per diluted share, calculated using current weighted average diluted shares outstanding, would be approximately $0.05 to $0.10 less than had the Company’s long-term assumption for net separate account returns been realized. This analysis assumes no other factors change and that an unlocking of DAC assumptions would not be required. However, as it does each quarter, the Company would evaluate its DAC balance and underlying assumptions to determine whether unlocking is appropriate. The Company can provide no assurance that the experience of flat equity market returns would not result in changes to other factors affecting profitability, including the possibility of unlocking of DAC assumptions.

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

In an effort to mitigate this risk, the Company has implemented a GMDB economic hedging program for certain new and existing business. Prior to implementation of the GMDB hedging program in 2000, the Company managed this risk primarily by entering into reinsurance arrangements. The GMDB economic hedging program is designed to offset changes in the economic value of the GMDB obligation up to a return of the contractholder’s premium payments. However, the first 10% of GMDB claims are not hedged. Currently the program shorts S&P 500 Index futures, which provides an offset to changes in the value of the designated obligation. The futures are not designated as hedges and, therefore, hedge accounting is not applied. The Company’s economic evaluation of the GMDB obligation is not consistent with current accounting treatment of the GMDB obligation. Therefore, the hedging activity is likely to lead to earnings volatility. This volatility was negligible in 2006. As of December 31, 2006 and 2005, the net amount at risk was $574.3 million and $1.10 billion before reinsurance, respectively, and $122.2 million and $184.3 million net of reinsurance, respectively. As of December 31, 2006 and 2005, the Company’s reserve for GMDB claims was $29.6 million and $27.2 million, respectively. See Note 3 to the audited consolidated financial statements included in the F pages of this report for discussion of the impact of adopting a new accounting principle regarding GMDB reserves in 2004.

The Company also offers certain variable annuity products with a guaranteed minimum accumulation benefits (GMAB) rider. A GMAB provides the contractholder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified period of time (5, 7 or 10 years) selected by the contractholder at the time of issuance of the variable annuity contract. In some cases, the contractholder also has the option, after a specified period of time, to drop the rider and continue the variable annuity contract without the GMAB.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The design of the GMAB rider limits the risk to the Company in a variety of ways including asset allocation requirements, which serve to reduce the Company’s potential exposure to underlying fund performance risks. Specifically, the GMAB terms limit asset allocation by (1) requiring partial allocation of assets to a guaranteed term option (a fixed rate investment option) and excluding certain funds that are highly volatile or difficult to hedge or (2) requiring all assets be allocated to one of the approved asset allocation funds or models defined by the Company. A GMAB represents an embedded derivative in the variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivative is carried at fair value and reported in other future policy benefits and claims. The Company initially records an offset to the fair value of the embedded derivative on the balance sheet, which is amortized through the income statement over the term of the GMAB period of the contract. Subsequent changes in the fair value of the embedded derivative are recognized in earnings. The fair value of the GMAB embedded derivative is calculated based on actuarial assumptions related to the projected benefit cash flows incorporating numerous assumptions including, but not limited to, expectations of contractholder persistency, market returns, correlations of market returns and market return volatility.

The Company began selling contracts with the GMAB feature on May 1, 2003. Beginning October 1, 2003, the Company launched an enhanced version of the rider that offered increased equity exposure to the contractholder in return for a higher charge. The Company simultaneously began economically hedging the GMAB exposure for those risks that exceed a level it considered acceptable. The GMAB economic hedge consists of shorting interest rate futures and S&P 500 Index futures contracts and does not qualify for hedge accounting under current guidance. Quarterly, the Company purchases S&P 500 Index put options and over-the-counter basket put options, which are constructed in order to minimize the tracking error of the hedge and the GMAB liability. See Note 2(c) to the audited consolidated financial statements included in the F pages of this report for discussion of economic hedges. The objective of the GMAB economic hedge strategy is to manage the exposures with risk beyond a level considered acceptable to the Company. The Company is exposed to equity market risk related to the GMAB feature should the growth in the underlying investments, including any GTO investment, fail to reach the guaranteed return level. The GMAB embedded derivative is likely to create volatility in earnings; however, the economic hedging program provides substantial mitigation of this exposure. This volatility was negligible in 2006 and 2005. As of December 31, 2006 and 2005, the balance of the GMAB embedded derivative was $116.3 million and $67.9 million, respectively. The increase in the balance of the GMAB embedded derivative was driven by the value of new business sold during 2006.

Beginning in March 2005, the Company began offering a hybrid GMAB/guaranteed lifetime withdrawal benefit (GLWB) through its Capital Preservation Plus Lifetime Income (CPPLI) contract rider. This living benefit combines a GMAB feature in its first 5-10 years with a lifetime withdrawal benefit which begins upon the maturity of the GMAB and extends for the duration of the insured’s life. In the event that the insured’s contract value is exhausted through such withdrawals, the Company will continue to fund future withdrawals at a pre-defined level until the insured’s death. In some cases, the contract owner has the right to drop the GLWB portion of this rider or periodically reset the guaranteed withdrawal basis to a higher level. This benefit requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy as previously described above.

In March 2006, the Company added Lifetime Income (LINC), a stand-alone GLWB, to compliment CPPLI in its product offerings. This rider is very similar to the hybrid benefit discussed above. LINC provides for enhanced retirement income security via guaranteed accumulation rates and withdrawal rates that increase with age without the liquidity loss associated with annuitization. The lifetime withdrawal feature also is being economically hedged. Currently, the Company is using S&P 500 Index and U.S. Treasury futures to hedge exposure to declining equity and interest rate markets, respectively. Similar to GMDBs, the Company’s economic valuation of the lifetime income obligation is not consistent with the accounting treatment of the obligation. Therefore, hedging activity is likely to create volatility in earnings; however, the economic hedging program provides substantial mitigation of this exposure. This volatility was negligible in 2006.

Other Non-Hedging Derivatives

The Company periodically enters into basis swaps (receive one variable rate, pay another variable rate) to better match the cash flows received from the specific variable-rate investments with the variable rate paid on a

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

group of liabilities. While the pay-side terms of the basis swap will line up with the terms of the asset, the Company is not able to match the receive-side terms of the derivative to a specific liability. Therefore, basis swaps do not receive hedge accounting treatment.

The Company sells credit default protection on selected debt instruments and combines the credit default swap with selected assets the Company owns to replicate a higher yielding bond. These selected assets may have sufficient duration for the related liability, but do not earn a sufficient credit spread. The combined credit default swap and investments provide cash flows with the duration and credit spread targeted by the Company. The credit default swaps do not qualify for hedge accounting treatment.

The Company also has purchased credit default protection on selected debt instruments exposed to short-term credit concerns, or because the combination of the corporate bond and purchased default protection provides sufficient spread and duration targeted by the Company. The purchased credit default protection does not qualify for hedge accounting treatment.

Quantitative Disclosure

Fair Value Hedges

During the years ended December 31, 2006, 2005 and 2004, a net gain of $2.9 million, a net gain of $4.1 million and a net loss of $11.3 million, respectively, were recognized in net realized gains and losses on investments, hedging instruments and hedged items. This represents the ineffective portion of the fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instruments’ changes in fair value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

Cash Flow Hedges

For the years ended December 31, 2006, 2005 and 2004, the ineffective portion of cash flow hedges was a net loss of $1.5 million, a net gain of $3.2 million and a net gain of $0.8 million, respectively. There were no net gains or losses attributable to the portion of the derivative instruments’ changes in fair value excluded from the assessment of hedge effectiveness.

The Company anticipates reclassifying less than $0.8 million in net losses out of AOCI over the next 12-month period.

In general, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted transactions, other than those relating to variable interest on existing financial instruments, is twelve months or less.

Immediately prior to the sale of NFSB in 2005, the Company sold two variable rate bonds whose future cash flows had been designated as the forecasted transactions in two cash flow hedging relationships. As the forecasted transactions were probable not to occur, the Company ceased accounting for the derivatives as cash flow hedging instruments as of the date the bonds were sold and reclassified the derivative loss from AOCI to earnings, resulting in a $3.9 million realized loss. Since these bonds were sold as a direct result of the sale of NFSB, and because business disposals are infrequent, the Company does not believe that its ability to accurately forecast similar future transactions is affected.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

During 2006, the Company did not discontinue any cash flow hedges because the original forecasted transaction was no longer probable. Additionally, no amounts were reclassified from AOCI into earnings due to the probability that a forecasted transaction would not occur.

Other Derivative Instruments, Including Embedded Derivatives

Net realized gains and losses on investments, hedging instruments and hedged items for the years ended December 31, 2006, 2005 and 2004 included a net loss of $0.5 million, a net loss of $9.1 million and a net gain of $9.1 million, respectively, related to other derivative instruments, including embedded derivatives, not designated in hedging relationships. In addition, the Individual Investments segment included a loss of $11.4 million and a gain of $5.5 million for the years ended December 31, 2006 and 2005, respectively, related to other derivative instruments, including embedded derivatives, not designated in hedging relationships. For the years ended December 31, 2006, 2005 and 2004, net losses of $10.6 million, $80.7 million and $5.9 million, respectively, were recorded in net realized gains and losses on investments, hedging instruments and hedged items reflecting the change in fair value of cross-currency interest rate swaps hedging variable rate MTNs denominated in foreign currencies. Additional net gains of $14.1 million, $78.3 million and $5.9 million were recorded in net realized gains and losses on investments, hedging instruments and hedged items to reflect the change in spot rates of these foreign currency denominated obligations during the years ended December 31, 2006, 2005 and 2004, respectively.

The following table summarizes the notional amount of derivative financial instruments outstanding as of December 31:

(in millions)	2006	2005
Interest rate swaps:
Pay fixed/receive variable rate swaps hedging investments	$1,930.5	$2,040.1
Pay variable/receive fixed rate swaps hedging investments	60.4	79.2
Pay variable/receive fixed rate swaps hedging liabilities	—	550.0
Pay variable/receive variable rate swaps hedging liabilities	—	30.0
Pay fixed/receive variable rate swaps hedging liabilities	1,048.8	170.0
Other contracts hedging investments	—	10.0
Cross-currency interest rate swaps:
Hedging foreign currency denominated investments	452.9	439.8
Hedging foreign currency denominated liabilities	1,137.1	1,312.4
Credit default swaps and other non-hedging instruments	478.6	555.3
Equity option contracts	1,640.7	774.4
Interest rate futures contracts	214.2	120.5

Total	$6,963.2	$6,081.7

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(6) Investments

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$179.0	$12.2	$2.1	$189.1
Agencies not backed by the full faith and credit of the U.S. Government	564.5	46.2	2.3	608.4
Obligations of states and political subdivisions	274.7	0.7	7.4	268.0
Debt securities issued by foreign governments	36.2	1.7	0.2	37.7
Corporate securities
Public	9,732.8	220.0	127.4	9,825.4
Private	6,605.1	131.5	83.8	6,652.8
Mortgage-backed securities—U.S. Government-backed	6,946.0	23.8	122.8	6,847.0
Asset-backed securities	3,728.9	45.5	42.8	3,731.6

Total fixed maturity securities	28,067.2	481.6	388.8	28,160.0
Equity securities	57.2	11.0	0.6	67.6

Total securities available-for-sale	$28,124.4	$492.6	$389.4	$28,227.6

December 31, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$197.1	$14.4	$1.2	$210.3
Agencies not backed by the full faith and credit of the U.S. Government	882.3	61.2	6.7	936.8
Obligations of states and political subdivisions	314.5	2.4	3.9	313.0
Debt securities issued by foreign governments	42.7	2.7	0.1	45.3
Corporate securities
Public	10,728.5	302.0	122.0	10,908.5
Private	7,199.3	200.7	77.5	7,322.5
Mortgage-backed securities—U.S. Government-backed	6,824.7	21.3	117.0	6,729.0
Asset-backed securities	3,641.7	44.2	45.3	3,640.6

Total fixed maturity securities	29,830.8	648.9	373.7	30,106.0
Equity securities	64.8	11.2	0.4	75.6

Total securities available-for-sale	$29,895.6	$660.1	$374.1	$30,181.6

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The table below summarizes the amortized cost and estimated fair values of fixed maturity securities available-for-sale, by maturity, as of December 31, 2006. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$1,561.3	$1,572.6
Due after one year through five years	7,022.1	7,072.1
Due after five years through ten years	5,191.9	5,225.0
Due after ten years	3,617.0	3,711.7

Subtotal	17,392.3	17,581.4
Mortgage-backed securities—U.S. Government-backed	6,946.0	6,847.0
Asset-backed securities	3,728.9	3,731.6

Total	$28,067.2	$28,160.0

The following table presents the components of net unrealized gains on securities available-for-sale, as of December 31:
(in millions)	2006	2005
Net unrealized gains, before adjustments and taxes	$103.2	$286.0
Adjustment to DAC	83.3	42.8
Adjustment to VOBA	(6.6)	6.8
Adjustment to future policy benefits and claims	(86.8)	(109.9)
Adjustment to policyholder dividend obligation	(16.0)	(30.7)
Deferred federal income taxes	(27.1)	(68.3)

Net unrealized gains	$50.0	$126.7

The following table presents an analysis of the net decrease in net unrealized gains on securities available-for-sale before adjustments and taxes for the years ended December 31:

(in millions)	2006	2005	2004
Fixed maturity securities	$(182.4)	$(818.4)	$(130.6)
Equity securities	(0.4)	(3.1)	2.2

Net change	$(182.8)	$(821.5)	$(128.4)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The following table summarizes by time the gross unrealized losses on securities available-for-sale in an unrealized loss position as of the dates indicated:

	Less than or equal to one year		More Than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
December 31, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$66.5	$1.0	$29.9	$1.1	$96.4	$2.1
Agencies not backed by the full faith and credit of the U.S. Government	31.7	0.1	125.2	2.2	156.9	2.3
Obligations of states and political subdivisions	84.5	1.0	161.9	6.4	246.4	7.4
Debt securities issued by foreign governments	12.8	0.1	1.3	0.1	14.1	0.2
Corporate securities
Public	2,627.7	27.8	3,525.8	99.6	6,153.5	127.4
Private	1,288.6	15.0	2,165.1	68.8	3,453.7	83.8
Mortgage-backed securities—U.S. Government-backed	966.9	7.6	4,194.0	115.2	5,160.9	122.8
Asset-backed securities	580.2	4.5	1,475.0	38.3	2,055.2	42.8

Total fixed maturity securities	5,658.9	57.1	11,678.2	331.7	17,337.1	388.8
Equity securities	17.6	0.3	3.4	0.3	21.0	0.6

Total	$5,676.5	$57.4	$11,681.6	$332.0	$17,358.1	$389.4

% of gross unrealized losses		15%		85%

December 31, 2005:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$37.4	$0.8	$11.6	$0.4	$49.0	$1.2
Agencies not backed by the full faith and credit of the U.S. Government	329.2	5.4	42.2	1.3	371.4	6.7
Obligations of states and political subdivisions	157.8	3.1	29.7	0.8	187.5	3.9
Debt securities issued by foreign governments	8.6	0.1	—	—	8.6	0.1
Corporate securities
Public	3,731.0	73.4	1,247.0	48.6	4,978.0	122.0
Private	1,957.3	46.5	767.7	31.0	2,725.0	77.5
Mortgage-backed securities—U.S. Government-backed	4,526.2	96.0	702.9	21.0	5,229.1	117.0
Asset-backed securities	1,516.4	28.2	490.2	17.1	2,006.6	45.3

Total fixed maturity securities	12,263.9	253.5	3,291.3	120.2	15,555.2	373.7
Equity securities	20.8	0.4	—	—	20.8	0.4

Total	$12,284.7	$253.9	$3,291.3	$120.2	$15,576.0	$374.1

% of gross unrealized losses		68%		32%

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

Increases in unrealized losses more than one year are primarily due to changes in the interest rate environment. Those securities are not considered other-than-temporarily impaired because the decline in market value is attributed to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until recovery.

Proceeds from the sale of securities available-for-sale during 2006, 2005 and 2004 were $2.65 billion, $3.48 billion and $3.77 billion, respectively. During 2006, gross gains of $66.6 million ($88.5 million and $92.3 million in 2005 and 2004, respectively) and gross losses of $71.2 million ($24.1 million and $13.4 million in 2005 and 2004, respectively) were realized on those sales.

The Company had $5.1 million and $22.2 million of real estate investments as of December 31, 2006 and 2005, respectively, that were non-income producing during the preceding twelve months.

Real estate held for use is presented at cost less accumulated depreciation of $20.5 million as of December 31, 2006 ($24.5 million as of December 31, 2005). The carrying value of real estate held for sale totaled $43.5 million and $2.5 million as of December 31, 2006 and 2005, respectively.

The recorded investment of mortgage loans on real estate considered to be impaired was $17.5 million as of December 31, 2006 ($34.5 million as of December 31, 2005), for which the related valuation allowance was $12.3 million ($9.4 million as of December 31, 2005). Impaired mortgage loans with no valuation allowance are a result of collateral dependent loans where the fair value of the collateral is estimated to be greater than the recorded investment of the loan. During 2006, the average recorded investment in impaired mortgage loans on real estate was $3.5 million ($9.9 million in 2005). Interest income on those loans, which is recognized on a cash basis, totaled $1.9 million in 2006 ($2.1 million in 2005).

The following table summarizes activity in the valuation allowance account for mortgage loans on real estate for the years ended December 31:

(in millions)	2006	2005	2004
Allowance, beginning of period	$35.1	$36.9	$32.4
Net additions (reductions) to allowance	0.9	(1.8)	4.5

Allowance, end of period	$36.0	$35.1	$36.9

The following table summarizes net realized gains (losses) on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

(in millions)	2006	2005	2004
Total realized gains on sales, net of hedging losses	98.7	98.5	100.9
Total realized losses on sales, net of hedging gains	(75.6)	(28.7)	(29.9)
Total other-than-temporary and other investment impairments	(16.8)	(41.2)	(103.3)
Credit default swaps	(1.1)	(7.5)	0.3
Periodic net coupon settlements on non-qualifying derivatives	1.9	1.0	6.5
Other derivatives	(0.6)	1.2	(5.1)
Trading portfolio valuation gain	—	0.4	0.8

Total realized gains (losses) before adjustments	6.5	23.7	(29.8)
Amounts credited to policyholder dividend obligation	0.1	(5.2)	(7.0)
Other	2.5	2.3	4.6

Net realized gains (losses) on investments, hedging instruments and hedged items	$9.1	$20.8	$(32.2)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The following table summarizes net investment income from continuing operations by investment type for the years ended December 31:

(in millions)	2006	2005	2004
Securities available-for-sale:
Fixed maturity securities	$1,582.4	$1,628.8	$1,630.6
Equity securities	3.5	4.4	1.3
Trading assets	2.1	2.2	0.2
Mortgage loans on real estate	577.7	619.5	615.1
Real estate	17.8	16.5	17.7
Short-term investments	56.6	23.5	11.1
Derivatives	(1.9)	(31.0)	(94.3)
Other	132.9	143.2	108.1

Gross investment income	2,371.1	2,407.1	2,289.8
Less investment expenses	72.6	63.2	58.1

Net investment income	$2,298.5	$2,343.9	$2,231.7

Fixed maturity securities with an amortized cost of $21.7 million and $30.2 million as of December 31, 2006 and 2005, respectively, were on deposit with various regulatory agencies as required by law.

As of December 31, 2006, the Company had not pledged any fixed maturity securities as collateral to various derivative counterparties compared to $8.6 million as of December 31, 2005.

As of December 31, 2006 and 2005, the Company had received $886.7 million and $1.17 billion, respectively, of cash collateral on securities lending and $171.0 million and $203.3 million, respectively, of cash for derivative collateral. As of December 31, 2006, the Company had not received any non-cash collateral on securities lending compared to $5.9 million as of December 31, 2005. Both the cash and non-cash collateral amounts are included in short-term investments with a corresponding liability recorded in other liabilities. As of December 31, 2006 and 2005, the Company had loaned securities with a fair value of $859.9 million and $1.14 billion, respectively. The Company also held $12.8 million and $53.2 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2006 and 2005, respectively.

(7) Value of Business Acquired and Other Intangible Assets

The following table presents a reconciliation of VOBA for the years ended December 31:

(in millions)	2006	2005
Balance at beginning of period	$449.7	$480.4
Amortization of VOBA	(46.0)	(45.0)
Net realized losses on investments	2.4	2.3

Subtotal	406.1	437.7
Change in unrealized gain on available-for-sale securities	(13.4)	12.0

Balance at end of period	$392.7	$449.7

Interest on the unamortized VOBA balance (at interest rates ranging from 4.50% to 7.56%) is included in amortization and was $27.5 million, $30.3 million and $33.0 million during the years ended December 31, 2006, 2005 and 2004, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The following table summarizes intangible assets as of December 31:

		2006		2005
(in millions)	Initial useful life[1]	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing:
VOBA	28 years	$594.9	$195.6	$594.9	$152.1
Distribution forces	20 years	30.4	2.6	30.4	1.6
Other	14 years	14.9	7.1	14.6	5.8

Total amortizing intangible assets		640.2	205.3	639.9	159.5
Non-amortizing:
State insurance licenses	Indefinite	8.0	—	8.0	—

Total intangible assets		$648.2	$205.3	$647.9	$159.5

[1]

The initial useful life was based on applicable assumptions. Actual periods are subject to revision based on variances from assumptions and other relevant factors. The state insurance licenses have indefinite lives and therefore are not amortized.

The Company’s annual impairment testing did not result in material impairment losses on existing intangible assets during 2006, 2005 and 2004.

Based on current assumptions, which are subject to change, the following table summarizes estimated amortization for the next five years ended December 31:

(in millions)	VOBA	Intangible assets with finite lives	Total intangible assets
2007	36.8	2.0	38.8
2008	33.8	1.9	35.7
2009	32.0	2.0	34.0
2010	26.4	2.2	28.6
2011	24.7	2.3	27.0

(8) Goodwill

The following table summarizes changes in the carrying value of goodwill by segment for the years indicated:

(in millions)	Retirement Plans	Individual Protection	Corporate and Other	Total
Balance as of December 31, 2004	$64.1	$307.4	$10.8	$382.3
Adjustments	18.1	—	—	18.1
Disposal/impairment	—	(25.1)	(10.8)	(35.9)

Balance as of December 31, 2005	82.2	282.3	—	364.5
Disposal/impairment	—	(5.5)	—	(5.5)

Balance as of December 31, 2006	$82.2	$276.8	$—	$359.0

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The 2005 acquisition of goodwill reflects the Company’s acquisition of Registered Investment Advisors Services, Inc. d/b/a RIA Services, Inc. (RIA) effective February 28, 2005. The aggregate purchase price was $18.1 million. The other 2005 activity relates to discontinued operations. See Note 2(n) for more information.

The 2006 goodwill impairment represents a write-down to fair value of the portion of NFS’ investment in TBG Financial that was contributed to a joint venture between TBG Financial and MC Insurance Agency Services, LLC d/b/a Mullin Consulting during the first quarter of 2006.

The Company’s 2006 annual impairment testing did not result in any other impairment losses on existing goodwill.

(9) Closed Block

The amounts shown in the following tables for assets, liabilities, revenues and expenses of the closed block of NLICA are those that enter into the determination of amounts that are to be paid to policyholders.

The following table summarizes financial information for the closed block as of December 31:

(in millions)	2006	2005
Closed block liabilities:
Future policyholder benefits	$1,881.0	$1,903.3
Policyholder funds and accumulated dividends	141.5	144.3
Policyholder dividends payable	30.1	28.1
Policyholder dividend obligation	64.0	73.2
Other policy obligations	10.2	8.1
Other closed block liabilities	0.4	0.9

Total closed block liabilities	2,127.2	2,157.9

Closed block assets:
Fixed maturity securities available-for-sale, at estimated fair value	1,154.5	1,209.5
Mortgage loans on real estate	344.9	363.1
Policy loans	206.8	213.1
Other closed block assets	159.2	98.2

Total closed block assets	1,865.4	1,883.9

Excess of reported closed block liabilities over closed block assets	261.8	274.0

Portion of above representing other comprehensive income:
Decrease in unrealized gain on fixed maturity securities available-for-sale	(14.8)	(34.7)
Adjustment to policyholder dividend obligation	14.8	34.7

Total	—	—

Maximum future earnings to be recognized from closed block assets and liabilities	$261.8	$274.0

Other comprehensive income:
Fixed maturity securities available-for-sale:
Fair value	$1,154.5	$1,209.5
Amortized cost	1,138.6	1,178.8
Shadow policyholder dividend obligation	(15.9)	(30.7)

Net unrealized appreciation	$—	$—

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The following table summarizes closed block operations for the years ended December 31:

(in millions)	2006	2005	2004
Closed block revenues:
Premiums	$98.0	$104.4	$107.3
Net investment income	105.0	110.2	110.8
Realized investment (losses) gains	(4.1)	1.2	(1.7)
Realized losses credited to policyholder benefit obligation	0.1	(5.2)	(7.2)

Total closed block revenues	199.0	210.6	209.2

Closed block benefits and expenses:
Policy and contract benefits	137.9	142.7	136.8
Change in future policyholder benefits and interest credited to policyholder account values	(22.8)	(28.5)	(19.6)
Dividends to policyholders	58.3	55.6	57.1
Change in policyholder dividend obligation	5.7	17.7	7.0
Other closed block expenses	1.2	1.2	1.4

Total closed block benefits and expenses	180.3	188.7	182.7

Total closed block revenues, net of closed block benefits and expenses, before federal income taxes	18.7	21.9	26.5
Federal income taxes	6.5	7.7	9.3

Closed block revenues, net of closed block benefits and expenses and federal income taxes	$12.2	$14.2	$17.2

Maximum future earnings from closed block assets and liabilities:
Beginning of period	$274.0	$288.2	$305.4
Change during period	(12.2)	(14.2)	(17.2)
Other adjustments	—	—	—

End of period	$261.8	$274.0	$288.2

Cumulative closed block earnings from inception through December 31, 2006 and 2005 were higher than expected as determined in the actuarial calculation. Therefore, policyholder dividend obligations (excluding the adjustment for unrealized gains on available-for-sale securities) were $48.1 million and $42.5 million at December 31, 2006 and 2005, respectively. Other adjustments include revisions to the prior year-end balances including primarily policyholder dividends payable and adjustments to current and deferred taxes.

(10) Variable Annuity Contracts

The Company issues traditional variable annuity contracts through its separate accounts, for which investment income and gains and losses on investments accrue directly to, and investment risk is borne by, the contractholder. The Company also issues non-traditional variable annuity contracts in which the Company provides various forms of guarantees to benefit the related contractholders. The Company provides four primary guarantee types under non-traditional variable annuity contracts: (1) GMDB; (2) GMAB; (3) guaranteed minimum income benefits (GMIB); and (4) a hybrid guarantee with GMAB and GLWB.

The GMDB provides a specified minimum return upon death. Many of these death benefits are spousal, whereby a death benefit will be paid upon death of the first spouse. The survivor has the option to terminate the

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

See Note 5 for a complete description of the Company’s hybrid GMAB/GLWB offered through its CPPLI contract rider. All GMAB contracts with the hybrid GMAB/GLWB rider are included with GMAB contracts in the following tables.

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of December 31:

	2006			2005
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$9,243.7	$17.1	60	$9,272.7	$32.5	60
Reset	17,752.7	26.0	63	17,130.4	61.8	63
Ratchet	13,651.6	17.4	65	11,233.2	31.6	65
Rollup	568.1	5.7	70	629.1	8.5	69
Combo	2,588.7	14.9	68	2,530.6	22.3	68

Subtotal	43,804.8	81.1	64	40,796.0	156.7	64
Earnings enhancement	477.8	41.1	61	418.5	27.6	61

Total—GMDB	$44,282.6	$122.2	63	$41,214.5	$184.3	63

GMAB[2]:
5 Year	$2,131.1	$0.1	N/A	$1,041.8	$0.5	N/A
7 Year	1,865.7	0.1	N/A	1,103.5	0.2	N/A
10 Year	784.0	—	N/A	595.5	0.1	N/A

Total—GMAB	$4,780.8	$0.2	N/A	$2,740.8	$0.8	N/A

GMIB[3]:
Ratchet	$450.6	$—	N/A	$444.7	$—	N/A
Rollup	1,187.1	—	N/A	1,189.3	—	N/A
Combo	0.5	—	N/A	0.5	—	N/A

Total—GMIB	$1,638.2	$—	N/A	$1,634.5	$—	N/A

GLWB[3]:
Lifetime Income (L.INC)	$993.8	$—	N/A	$—	$—	N/A

Total—GLWB	$993.8	$—	N/A	$—	$—	N/A

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

[2]	GMAB contracts with the hybrid GMAB/GLWB rider had account values of $2.95 billion and $939.1 million as of December 31, 2006 and 2005, respectively.
[3]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no material GMIB exposure.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The following table is a rollforward of the liabilities for guarantees on variable annuity contracts reflected in the Company’s general account for the years indicated:

(in millions)	GMDB	GMAB	GMIB	GLWB	Total
Balance as of December 31, 2004	$23.7	$23.1	$0.8	$—	$47.6
Expense provision	33.0	—	0.4	—	33.4
Net claims paid	(29.5)	—	—	—	(29.5)
Value of new business sold	—	54.0	—	—	54.0
Change in fair value	—	(9.2)	—	—	(9.2)

Balance as of December 31, 2005	27.2	67.9	1.2	—	96.3
Expense provision	32.9	—	—	0.3	33.2
Net claims paid	(30.5)	—	—	—	(30.5)
Value of new business sold	—	95.2	—	—	95.2
Change in fair value	—	(46.8)	—	—	(46.8)

Balance as of December 31, 2006	$29.6	$116.3	$1.2	$0.3	$147.4

The following table summarizes account balances of contracts with guarantees that were invested in separate accounts as of December 31:

(in millions)	2006	2005
Mutual funds:
Bond	$4,499.2	$3,899.8
Domestic equity	30,084.2	28,344.2
International equity	3,446.8	2,188.8

Total mutual funds	38,030.2	34,432.8
Money market funds	1,429.1	1,371.4

Total	$39,459.3	$35,804.2

The Company’s GMDB claim reserves are determined by estimating the expected value of death benefits on contracts that trigger a policy benefit and recognizing the excess ratably over the accumulation period based on total expected assessments. GMIB claim reserves are determined each period by estimating the expected value of annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total assessments. The Company regularly evaluates its GMDB and GMIB claim reserve estimates and adjusts the additional liability balances as appropriate, with a related charge or credit to other benefits and claims in the period of evaluation if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in calculating GMIB claim reserves are consistent with those used for calculating GMDB claim reserves. In addition, the calculation of GMIB claim reserves assumes benefit utilization ranges from a low of 3% when the contractholder’s annuitization value is at least 10% in the money to 100% utilization when the contractholder is 90% or more in the money.

In accordance with SOP 03-01, GLWB claim reserves for the L.INC rider are determined each period by estimating the expected value of withdrawal benefits in excess of the projected account balance and recognizing such potential additional liabilities of the Company as a benefit reserve expense ratably over the accumulation period. The Company periodically evaluates estimates used and adjusts the additional liability balance as appropriate, with a related charge or credit to life insurance and annuity benefits in the period of evaluation if actual experience or other evidence suggests that earlier assumptions should be revised.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The following assumptions and methodology were used to determine the GMDB claim reserves as of December 31, 2006 and 2005:

•	Data used was based on a combination of historical numbers and future projections involving 50 probabilistically generated economic scenarios

•	Mean gross equity performance—8.1%

•	Equity volatility—18.7%

•	Mortality—100% of Annuity 2000 table

•	Asset fees—equivalent to mutual fund and product loads

•	Discount rate—8.0%

Lapse rate assumptions vary by duration as shown below:

Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	4.00%	5.00%	6.00%	7.00%	8.00%	9.50%	10.00%	11.00%	14.00%	14.00%
Maximum	4.00%	5.00%	6.00%	7.00%	35.00%	35.00%	23.00%	35.00%	35.00%	23.00%

GMABs and hybrid GMABs/GLWBs are considered embedded derivatives under current accounting guidance, resulting in the related liabilities being separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings, and therefore, excluded from the SOP 03-1 policy benefits.

(11) Short-Term Debt

The following table summarizes short-term debt as of December 31:

(in millions)	2006	2005
$800.0 million commercial paper program	$—	$134.7
$10.0 million line of credit	10.0	10.0
$350.0 million securities lending program facility	75.2	75.0
$250.0 million securities lending program facility	—	32.6

Total short-term debt	$85.2	$252.3

The Company has available as a source of funds a $1.00 billion revolving variable rate credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $2.60 billion and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of December 31, 2006, the Company and NLIC were in compliance with all covenants. The Company had no amounts outstanding under this agreement as of December 31, 2006 and 2005. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had no commercial paper outstanding at December 31, 2006 and $134.7 million outstanding at December 31, 2005 at a weighted average effective interest rate of 4.22%.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

In addition, the Company has a majority-owned subsidiary that has available an annually renewable, 364-day, $10.0 million variable rate line of credit agreement with a single financial institution. The line of credit is guaranteed by NFS and is included in the consolidated balance sheets. The majority-owned subsidiary had $10.0 million outstanding on that line of credit as of December 31, 2006 and 2005 at a weighted average effective interest rate of 5.29% in 2006 and 4.35% in 2005.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. NLIC had $75.2 million and $75.0 million outstanding under this agreement as of December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company had not provided any guarantees on such borrowings, either directly or indirectly.

The Company paid interest on short-term debt totaling $12.3 million, $11.8 million and $3.6 million in 2006, 2005 and 2004, respectively.

(12) Long-Term Debt

The following table summarizes long-term debt as of December 31:

(in millions)	2006	2005
$300.0 million principal, 8.00% senior notes, due March 1, 2027	$298.6	$298.5
$300.0 million principal, 6.25% senior notes, due November 15, 2011	299.2	299.1
$300.0 million principal, 5.90% senior notes, due July 1, 2012	299.0	298.8
$200.0 million principal, 5.625% senior notes, due February 13, 2015	199.2	199.1
$200.0 million principal, 5.10% senior notes, due October 1, 2015	199.4	199.4
$100.0 million principal, 7.899% junior subordinated debentures issued to a related party, due March 1, 2037	103.1	103.1

Total long-term debt	$1,398.5	$1,398.0

The $300.0 million principal of 8.00% senior notes due March 1, 2027 were issued in March 1997 and are redeemable, in whole or in part, at the option of NFS at any time on or after March 1, 2007 at scheduled redemption premiums through March 1, 2016, and, thereafter, at 100% of the principal amount thereof plus, in each case, accrued and unpaid interest. The $300.0 million principal of 6.25% senior notes due November 15, 2011 were issued in November 2001 and are not redeemable prior to their maturity date. The $300.0 million principal of 5.90% senior notes due July 1, 2012, issued in June 2002, and the $200.0 million principal of 5.625% senior notes due February 13, 2015, issued in February 2003, are redeemable, in whole or in part, at the option of NFS at any time or from time to time at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the notes to be redeemed or (2) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at a prevailing U.S. Treasury rate plus 20 basis points, together in each case with accrued interest payments to the redemption date. The $200.0 million principal of 5.10% senior notes due October 1, 2015 were issued in September 2005 and are redeemable, in whole or in part, at the option of NFS at any time or from time to time at a redemption price equal to the greater of (1) 100% of the aggregate principal amount of the notes to be

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

redeemed or (2) the sum of the present value of the remaining scheduled payments of principal and interest on the notes, discounted to the redemption date on a semi-annual basis at a prevailing U.S. Treasury rate plus 15 basis points, together in each case with accrued interest payments to the redemption date.

The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of December 31, 2006 and 2005, the Company was in compliance with all such covenants.

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

The Company made interest payments on the senior notes of $82.0 million in 2006, $71.7 million in 2005 and $71.7 million in 2004.

Distributions related to junior subordinated debentures were classified as interest expense in the consolidated statements of income. The Company made distributions of $8.1 million, $19.0 million and $22.8 million related to junior subordinated debentures in 2006, 2005 and 2004, respectively.

(13) Federal Income Taxes

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

Under IRC regulations, NFS and its subsidiaries cannot file a life/non-life consolidated federal income tax return until five full years following NFS’ departure from the NMIC consolidated federal income tax return

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

group. Therefore, NFS and its direct non-life insurance company subsidiaries will file a consolidated federal income tax return; NLIC and Nationwide Life and Annuity Insurance Company (NLAIC) will file a consolidated federal income tax return; the direct non-life insurance companies under NLIC will file separate federal income tax returns; NLICA and its direct life insurance company subsidiaries will file a consolidated federal income tax return; and the direct non-life insurance companies under NLICA will file a consolidated federal income tax return, until 2008, when NFS will become eligible to file a single life/non-life consolidated federal income tax return with all of its subsidiaries.

The following table summarizes the tax effects of temporary differences that give rise to significant components of the net deferred tax liability as of December 31:

(in millions)	2006	2005
Deferred tax assets:
Future policy benefits	$735.4	$776.9
Other	186.5	258.9

Gross deferred tax assets	921.9	1,035.8
Less valuation allowance	(23.7)	(31.7)

Deferred tax assets, net of valuation allowance	898.2	1,004.1

Deferred tax liabilities:
Deferred policy acquisition costs	1,014.6	956.9
Value of business acquired	137.4	157.4
Other	256.8	337.0

Gross deferred tax liabilities	1,408.8	1,451.3

Net deferred tax liability	$510.6	$447.2

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Future taxable amounts or recovery of federal income taxes paid within the statutory carryback period can offset nearly all future deductible amounts. Because it is more likely than not that certain deferred tax assets will not be realized, the Company established valuation allowances of $23.7 million, $31.7 million and $27.1 million as of December 31, 2006, 2005 and 2004, respectively.

The Company’s current federal income tax (asset) liability was $(20.8) million and $27.3 million as of December 31, 2006 and 2005, respectively.

Through June 2006, the Company’s federal income tax returns for tax years 2000-2002 were under IRS examination pursuant to a routine audit. In accordance with its regular practice, management established tax reserves representing its best estimate of additional amounts the Company could be required to pay if certain positions it had taken were challenged and ultimately denied by the IRS with respect to these tax years. These reserves are reviewed regularly and are adjusted as events occur that management believes impacts the Company’s liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. A significant component of the Company’s tax reserve as of December 31, 2005 was related to the separate account dividends received deduction (DRD).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

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

During the third quarter of 2006, the Company recorded $8.3 million of net federal income tax expense adjustments primarily related to differences between the 2005 estimated tax liability and the amounts reported on the Company’s 2005 tax returns.

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

The following table summarizes the federal income tax expense attributable to income from continuing operations for the years ended December 31:

(in millions)	2006	2005	2004
Current	$(34.0)	$105.6	$210.6
Deferred	99.1	27.1	(43.2)

Federal income tax expense	$65.1	$132.7	$167.4

Total federal income tax expense differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income taxes as follows for the years ended December 31:

	2006		2005		2004
(dollars in millions)	Amount	%	Amount	%	Amount	%
Computed (expected) tax expense	$272.6	35.0	$264.6	35.0	$236.3	35.0
Tax exempt interest and DRD	(73.0)	(9.4)	(115.4)	(15.3)	(50.6)	(7.5)
Reserve release	(114.2)	(14.7)	—	—	—	—
Other, net	(20.3)	(2.5)	(16.5)	(2.1)	(18.3)	(2.7)

Total	$65.1	8.4	$132.7	17.6	$167.4	24.8

The Jobs Creation Act of 2004 suspends policyholder surplus accounts (PSA) during 2005 and 2006 and provides that direct and indirect distributions from the PSA during any taxable year beginning after 2004 and before 2007 be treated as zero. Because NLIC had the ability and intent to distribute this PSA balance to its shareholder during the noted period, the potential tax liability was eliminated as of December 31, 2004. The Jobs Creation Act of 2004 had no other significant impact on the Company’s tax position.

Total federal income taxes paid were $0.3 million, $236.0 million and $149.7 million during the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, the Company had $26.0 million of net operating loss carryforwards related to non-life losses that are limited in their ability to offset life earnings that begin to expire in 2021. As of December 31, 2006, the Company also had $35.5 million of capital loss carryforwards that will begin to expire in 2010 if unutilized. The Company expects to fully utilize these carryforward amounts.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(14) Shareholders’ Equity, Regulatory Risk-Based Capital and Dividend Restrictions

Overview

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

The holders of Class A common stock are entitled to one vote per share. The holders of Class B common stock are entitled to ten votes per share. Class A common stock has no conversion rights. Class B common stock is convertible into Class A common stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A common stock for each share of Class B common stock converted. If at any time after the initial issuance of shares of Class A common stock the number of outstanding shares of Class B common stock falls below 5% of the aggregate number of issued and outstanding shares of common stock, then each outstanding share of Class B common stock shall automatically convert into one share of Class A common stock. In the event of any sale or transfer of shares of Class B common stock to any person or persons other than NMIC or its affiliates, such shares of Class B common stock so transferred shall be automatically converted into an equal number of shares of Class A common stock. Cash dividends of $0.92, $0.76 and $0.72 per common share were declared during 2006, 2005 and 2004, respectively.

Share Repurchase Program

On August 3, 2005, the Company’s Board of Directors approved a stock repurchase program (the Program). The Program authorizes the Company to repurchase up to an aggregate of $300.0 million in value of shares of its common stock in the open market, in block trades or otherwise, and through privately negotiated transactions. On August 2, 2006, the Board of Directors extended the approval of the Program through December 2007 and authorized repurchases of up to $200.0 million in value of shares of the Company’s common stock in addition to the $300.0 million previously authorized. On February 21, 2007, the Board of Directors further extended the approval of the Program through December 2008 and authorized repurchases of up to $450.0 million in value of shares of the Company’s common stock in addition to the $500.0 million total previously authorized. Repurchases under the program are to be made in compliance with all applicable laws and regulations, including SEC rules. All shares repurchased under the Program are classified as treasury stock in the consolidated balance sheets. The Program may be superseded or discontinued at any time.

During the year ended December 31, 2006, the Company repurchased 4,813,078 shares of its Class A common stock for an aggregate of $216.3 million at an average price per share of $44.93. Included in the total shares repurchased were 2,790,698 shares repurchased under an accelerated share repurchase agreement (ASR) for $124.3 million at an average price per share of $44.55.

The Company entered into the ASR with UBS AG, London Branch (UBS) during the quarter ended March 31, 2006. Under the ASR, the Company repurchased shares immediately from UBS. Simultaneously, the Company entered into a forward contract with UBS indexed to the number of shares repurchased. Under the terms of the forward contract, the Company was required to pay a per share price adjustment based on the difference between the average of daily volume weighted prices during the duration of the ASR and the initial reference price. The ASR terminated during October 2006, at which time the Company settled the forward contract for $4.3 million in cash.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

Since the Program’s inception, the Company has repurchased a total of 6,052,228 shares of its Class A common stock for an aggregate of $267.6 million at an average price per share of $44.22, including the impact of the per share price adjustment described above.

In addition to the Class A share repurchases described above, NFS and Nationwide Corp. entered into a Share Purchase Agreement on November 27, 2006. Pursuant to this agreement, NFS purchased 3,855,050 shares of its Class B common stock held by Nationwide Corp. for $200.0 million at an average price per share of $51.88 (the five-day average closing price on the New York Stock Exchange for the period beginning November 27, 2006 and ending December 1, 2006). The transaction closed on December 4, 2006. Upon the repurchase, the Class B common stock converted automatically to Class A common stock. The Company retained these shares in treasury for future issuance.

The Company’s management will determine the timing and amount of any additional repurchases based upon its evaluation of market conditions, share price and other factors. The Company anticipates that it will continue to fund the Program using cash flows from operating activities.

Regulatory Risk-Based Capital

Each insurance company’s state of domicile imposes minimum risk-based capital (RBC) requirements that were developed by the National Association of Insurance Commissioners (NAIC). The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Each of the Company’s insurance company subsidiaries exceeded the minimum RBC requirements for all periods presented herein.

Dividend Restrictions

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. During the year ended December 31, 2006, NLIC paid dividends of $375.0 million to NFS. NLIC’s statutory capital and surplus as of December 31, 2006 was $2.68 billion, and statutory net income for 2006 was $537.5 million. As of January 1, 2007, NLIC could pay dividends to NFS totaling $162.5 million without obtaining prior approval. As of March 1, 2007, NLIC will be able to pay dividends to NFS totaling $232.5 million upon providing prior notice to the ODI. On February 21, 2007, NLIC declared an ordinary dividend of $232.5 million and an extraordinary dividend of $242.5 million, both payable to NFS in March 2007. NLIC will provide notice to the ODI of the ordinary dividend and seek prior approval from the ODI of the extraordinary dividend before paying these dividends to NFS.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

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

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the PID either approves or does not disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLICA paid a dividend of $110.0 million to NFS in 2006. The statutory capital and surplus of NLICA as of December 31, 2006 was $654.3 million, and statutory net income for the year ended December 31, 2006 was $95.3 million. As of January 1, 2007, NLICA could not pay any dividends to NFS without obtaining prior approval.

NFS currently does not expect such regulatory requirements to impair the ability of its insurance company subsidiaries to pay sufficient dividends in order for NFS to have the necessary funds available to meet its obligations.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

Comprehensive Income

The Company’s comprehensive income includes net income and certain items that are reported directly within separate components of shareholders’ equity that are not recorded in net income (other comprehensive income or loss).

The following table summarizes the Company’s other comprehensive loss, before and after federal income tax benefit, for the years ended December 31:

(in millions)	2006	2005	2004
Net unrealized losses on securities available-for-sale arising during the period:
Net unrealized losses before adjustments	$(194.3)	$(789.2)	$(138.4)
Net adjustment to DAC	40.5	194.7	98.0
Net adjustment to VOBA	(13.4)	12.0	5.4
Net adjustment to future policy benefits and claims	23.1	18.9	(9.2)
Net adjustment to policyholder dividend obligation	14.7	34.7	(23.2)
Related federal income tax benefit	45.2	185.1	23.5

Net unrealized losses	(84.2)	(343.8)	(43.9)

Reclassification adjustment for net realized losses (gains) on securities available-for-sale realized during the period:
Net unrealized losses (gains)	11.5	(32.3)	10.0
Related federal income tax (benefit) expense	(4.0)	11.3	(3.5)

Net reclassification adjustment	7.5	(21.0)	6.5

Other comprehensive loss on securities available-for-sale	(76.7)	(364.8)	(37.4)

Accumulated net holding (losses) gains on cash flow hedges:
Unrealized holding (losses) gains	(0.2)	51.2	(54.3)
Related federal income tax benefit (expense)	0.1	(17.9)	19.0

Other comprehensive (loss) income on cash flow hedges	(0.1)	33.3	(35.3)

Unrecognized amounts on pension plans:
Net unrecognized amounts	12.3	—	—
Related federal income tax expense	(4.3)	—	—

Other comprehensive income on unrecognized pension amounts	8.0	—	—

Total other comprehensive loss	$(68.8)	$(331.5)	$(72.7)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the years ended December 31, 2006, 2005 and 2004.

(15) Earnings Per Share

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

December 31, 2006, 2005 and 2004

The following table presents information relating to the Company’s calculations of basic and diluted earnings per share (EPS) for the years ended December 31:

	2006			2005			2004
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Income from continuing operations	$713.8	$4.76	$4.74	$623.4	$4.08	$4.06	$507.7	$3.34	$3.32
Discontinued operations, net of taxes	—	—	—	(24.7)	(0.16)	(0.16)	(2.3)	(0.02)	(0.02)
Cumulative effect of adoption of accounting principles, net of taxes	—	—	—	—	—	—	(3.4)	(0.02)	(0.02)

Net income	$713.8	$4.76	$4.74	$598.7	$3.92	$3.90	$502.0	$3.30	$3.28

Weighted average common shares outstanding—basic	149.9			152.9			152.1
Dilutive effect of stock options	0.8			0.7			0.8

Weighted average common shares outstanding—diluted	150.7			153.6			152.9

(16) Employee Benefit Plans

Defined Benefit Plans

The Company, excluding NFN, and certain affiliated companies participate in a qualified defined benefit pension plan sponsored by NMIC. This plan covers all employees of participating companies who have completed at least one year of service. Plan contributions are invested in a group annuity contract issued by NLIC. All participants are eligible for benefits based on an account balance feature. Participants last hired before 2002 are eligible for benefits based on the highest average annual salary of a specified number of consecutive years of the last ten years of service, if such benefits are of greater value than the account balance feature. The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work benefits the Company. A separate non-qualified defined benefit pension plan sponsored by NMIC covers certain executives with at least one year of service. The Company’s portion of expense relating to the plans sponsored by NMIC was $22.3 million, $17.9 million and $14.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NFN also has separate qualified and non-qualified defined benefit pension plans (the NFN pension plans). The NFN pension plans generally cover all NFN employees of participating companies who have completed at least one year of service. All participants are eligible for benefits based on an account balance feature. Participants hired before 2002 are eligible for benefits based on the highest average annual salary of a specified number of consecutive years of the last ten years of service, if such benefits are of greater value than the account balance feature. Plan contributions are invested in a group annuity contract issued by NLICA. The Company’s portion of income relating to the NFN pension plans was $0.1 million, $1.4 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

See Note 17 for more information on group annuity contracts issued by the Company for various employee benefit plans sponsored by NMIC or its affiliates.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The following table summarizes information regarding the funded status of the NFN pension plans (all are U.S. plans), as of December 31:

(in millions)	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$102.9	$102.5
Service cost	2.6	2.4
Interest cost	4.8	4.8
Actuarial loss	0.1	3.4
Benefits paid	(9.4)	(10.2)
Plan amendment[1]	0.3	—

Benefit obligation at end of year	101.3	102.9

Change in plan assets:
Fair value of plan assets at beginning of year	135.8	136.9
Actual return on plan assets	17.5	8.2
Employer contributions	2.8	0.9
Benefits paid	(9.4)	(10.2)

Fair value of plan assets at end of year	146.7	135.8

Funded status	$45.4	$32.9

Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Unrecognized prior service cost[1]	$(0.3)
Unrecognized net gain	12.6

Amount included in AOCI	12.3
Cumulative employer contributions in excess of net periodic benefit cost	33.1

Net amount recognized on balance sheet	$45.4

Accumulated benefit obligation	$94.1	$96.9

[1]	Represents the increase in the projected benefit obligation related to the application of the Pension Protection Act effective December 31, 2006.

The following table summarizes the weighted average assumptions used to calculate the benefit obligation of the NFN pension plans as of the December 31 measurement date:

	2006	2005
Discount rate	5.25%	4.75%
Rate of increase in future compensation levels	4.75%	4.25%

The following table summarizes the asset allocation for the NFN qualified pension plan at the end of 2006 and 2005 and the target allocation for 2007, by asset category:

	Percentage of plan assets		Target allocation percentage
Asset Category	2006	2005	2007
Equity securities	67%	68%	62 - 68%
Debt securities	33%	32%	32 - 38%
Other	—	—	0 - 10%

Total	100%	100%

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

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

The NFN pension plans employ a prospective building block approach in determining the expected long-term rate of return on plan assets. This process is integrated with the determination of other economic assumptions such as discount rate and salary scale. Historical markets are studied, and long-term historical relationships between equities and fixed income investments are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run (called a risk premium). Historical risk premiums are used to develop expected real rates of return for each asset sub-class. The expected real rates of return, reduced for investment expenses, are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return will vary by plan and will change when the plan’s target investment portfolio changes. Current market factors such as inflation and interest rates are incorporated into the process. For a given measurement date, the discount rate is set by reference to the yield on high-quality corporate bonds to approximate the rate at which plan benefits could effectively be settled. The historical real rate of return is subtracted from these bonds to generate an assumed inflation rate. The expected long-term rate of return on plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market do not impact the expected risk premiums. However, as the yield for the reference bond fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

Effective December 31, 2005, the historical risk premiums and expected real rates of return were re-evaluated affecting December 31, 2005 benefit obligations and 2006 costs. For benefits obligations, a lower real rate of return on corporate bonds led to a higher implied inflation rate and a higher rate of future compensation increase, which was 4.25% at December 31, 2005.

In addition, the Company and certain affiliated companies, including NFN, participate in life and health care defined benefit plans sponsored by NMIC for qualifying retirees. Postretirement life and health care benefits are contributory. The level of contribution required by a qualified retiree depends on the retiree’s years of service and date of hire. In general, postretirement benefits are available to full-time employees who are credited with 120 months of retiree life and health service. Postretirement health care benefit contributions are adjusted annually and contain cost-sharing features such as deductibles and coinsurance. In addition, there are caps on the Company’s portion of the per-participant cost of the postretirement health care benefits. The Company’s policy is to fund the cost of health care benefits in amounts determined at the discretion of management. Plan assets are invested primarily in group annuity contracts issued by NLIC. The Company’s portion of expense relating to these plans was immaterial for the years ended December 31, 2006, 2005 and 2004.

Defined Contribution Plans

NMIC sponsors a defined contribution retirement savings plan covering substantially all employees of the Company. Employees may make salary deferral contributions of up to 80%. With the exception of NFN agents, salary deferrals of up to 6% are subject to a 50% Company match. The Company’s expense for contributions to these plans was $7.4 million, $7.3 million and $7.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

NFN also provides a funded noncontributory defined contribution plan that covers substantially all of its agents. The Company’s expense for contributions to this plan was $0.9 million, $0.6 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(17) Related Party Transactions

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

In addition, Nationwide Services Company, LLC (NSC), a subsidiary of NMIC, provides computer, telephone, mail, employee benefits administration and other services to NMIC and certain of its direct and indirect subsidiaries, including the Company, based on specified rates for units of service consumed. For the years ended December 31, 2006, 2005 and 2004, the Company made payments to NMIC and NSC totaling $264.5 million, $314.7 million and $221.7 million, respectively.

The Company has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $5.64 billion and $6.61 billion as of December 31, 2006 and 2005, respectively. Total revenues from these contracts were $139.3 million, $141.9 million and $142.2 million for the years ended December 31, 2006, 2005 and 2004, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances was $111.4 million, $108.3 million and $109.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The terms of these contracts are materially consistent with what the Company offers to unaffiliated parties who are similarly situated.

The Company leases office space from NMIC. For the years ended December 31, 2006, 2005 and 2004, the Company made lease payments to NMIC of $19.3 million, $18.7 million and $18.4 million, respectively.

NLIC has a reinsurance agreement with NMIC whereby all of NLIC’s accident and health business not ceded to unaffiliated reinsurers is ceded to NMIC on a modified coinsurance basis. Either party may terminate the agreement on January 1 of any year with prior notice. Under a modified coinsurance agreement, the ceding company retains invested assets, and investment earnings are paid to the reinsurer. Under the terms of NLIC’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC for the years ended December 31, 2006, 2005 and 2004 were $430.8 million, $429.5 million and $335.6 million, respectively, while benefits, claims and expenses ceded during these years were $470.4 million, $398.8 million and $336.0 million, respectively.

Funds of NWD Investment Management, Inc. (NWD), an affiliate formerly known as Gartmore Global Investments, Inc., are offered to the Company’s customers as investment options in certain of the Company’s

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

products. This arrangement is documented in agreements between NWD affiliates and the Company to govern the inclusion of NWD affiliated funds within various distribution channels of the Company. In addition, the agreements cover the payment of revenue to the Company in exchange for services that the Company provides. These services include shareholder and administrative services, record keeping, distribution and marketing support. As of December 31, 2006 and 2005, customer allocations to NWD funds totaled $24.86 billion and $20.24 billion, respectively. For the years ended December 31, 2006, 2005 and 2004, NWD paid the Company $80.3 million, $64.2 million and $55.0 million, respectively, for the distribution and servicing of these funds. In addition, the Company entered into a renewable three-year marketing and support services agreement with NWD effective June 28, 2002. Effective June 28, 2005, the Company and NWD amended the agreement to provide for an initial term of three years and sixty days from June 28, 2002. The agreement expired on August 26, 2005. Under this agreement, the Company had received a quarterly fee of $1.0 million in exchange for certain marketing and support of NWD product offerings. Effective October 1, 2005, an affiliate of NWD and the Company agreed to increase the fees paid to the Company with respect to various NWD managed money market funds on an annualized basis by 15 basis points in place of the expired marketing and support services agreement. These fees are included in the amounts disclosed above.

On November 2, 2006, NFS and NMIC announced that they were in discussions regarding the Philadelphia-based retail asset management operations of NWD. On December 21, 2006, NFS and NMIC announced that they had reached an agreement outlining the preliminary terms for NFS’ purchase of NWD. On February 2, 2007, NFS entered into a stock purchase agreement with Nationwide Corporation. Total consideration in the transaction will be $225.0 million in cash, plus the value of NWD’s tangible shareholders’ equity at closing. The transaction is expected to be completed during the second quarter of 2007 and is subject to the approval of the shareholders of the affected NWD funds to be acquired by NFS.

Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that is paid to Nationwide agents. These costs cover product development and promotion, sales literature, rent and similar items. Payments under this agreement totaled $28.3 million, $26.5 million and $23.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of December 31, 2006 and 2005, the Company had no outstanding borrowings from affiliated entities under such agreements. During 2006, 2005 and 2004, the most the Company had outstanding at any given time was $191.5 million, $55.3 million and $227.7 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these years were immaterial.

The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC for the benefit of the Company were $869.6 million and $673.1 million as of December 31, 2006 and 2005, respectively, and are included in short-term investments on the consolidated balance sheets.

The Company and an affiliate are currently developing a browser-based policy administration and online brokerage software application for defined benefit plans. In connection with the development of this application, the Company made net payments, which were expensed, to that affiliate related to development totaling $9.5 million, $4.1 million and $5.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

Through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC, as described in Note 13. Effective October 1, 2002, NFS began filing a consolidated federal tax return with its non-life insurance company subsidiaries. Total payments (from) to NMIC were $(16.3) million, $45.0 million and $37.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. These payments related to tax years prior to deconsolidation.

(18) Contingencies

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

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation and revenue sharing arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance agreements, funding agreements issued to back MTN programs, recordkeeping and retention compliance by

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

broker/dealers, and supervision of former registered representatives. Related investigations and proceedings may be commenced in the future. The Company and/or its affiliates have been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to certain of these investigations, including those relating to compensation, revenue sharing and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, the use of side agreements and finite reinsurance agreements, and funding agreements backing the NLIC MTN program. The Company is cooperating with regulators in connection with these inquiries and will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass NMIC’s operations.

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

On November 15, 2006, NFS, NLIC and NRS were named in a lawsuit filed in the Untied States District Court for the Southern District of Ohio entitled Kevin Beary, Sheriff of Orange County, Florida, In His Official Capacity, Individually and On Behalf of All Others Similarly Situated v. Nationwide Life Insurance Co., Nationwide Retirement Solutions, Inc. and Nationwide Financial Services, Inc. The plaintiff seeks to represent a class of all sponsors of 457(b) deferred compensation plans in the United States that had variable annuity contracts with the defendants at any time during the class period, or in the alternative, all sponsors of 457(b) deferred compensation plans in Florida that had variable annuity contracts with the defendants during the class period. The Class Period is from January 1, 1996 until the Class Notice is provided. The plaintiff alleges that the defendants breached their fiduciary duties by arranging for and retaining service payments from certain mutual funds. The complaint seeks an accounting, a declaratory judgment, a permanent injunction and disgorgement or restitution of the service fee payments allegedly received by the defendants, including interest. On January 25, 2007, the Company filed a motion to dismiss. The Company intends to defend this lawsuit vigorously.

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum premium and attorneys’ fees. On February 2, 2006, the Court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The Court certified a class consisting of all residents of the United States and the Virgin Islands who, during the Class Period, paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the Class Period that provide for guaranteed maximum premiums, excluding certain specified products. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The Class Period is from February 10, 1990 through February 2, 2006, the date the class was certified. On January 26, 2007, the plaintiff filed a motion for summary judgment. NLIC continues to defend this lawsuit vigorously.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding entitled In Re Mutual Funds Investment Litigation. In response, on May 13, 2005, the plaintiff

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

filed a First Amended Complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The First Amended Complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The First Amended Complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 1, 2006, the District Court granted NLIC’s motion to dismiss the plaintiff’s complaint. On November 29, 2006, the plaintiff filed its appellate brief with the Fourth Circuit Court of Appeals contesting the District Court’s dismissal. NLIC continues to defend this lawsuit vigorously.

On January 21, 2004, NLIC, NLICA, NLAIC, NFS and Nationwide Financial Corporation (collectively referred to as the Companies) were named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, the plaintiff alleges that the Companies and/or their affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Companies. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation; (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders; (3) civil conspiracy; and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust and costs and disbursements, including attorneys’ fees. On December 30, 2005, the Companies filed a motion for summary judgment. On June 15, 2006, the District Court granted the Companies’ motion for summary judgment on all grounds and dismissed the plaintiff’s entire case with prejudice. The plaintiff appealed the District Court’s decision to the Fifth Circuit Court of Appeals. The appeal has been fully briefed, and the Companies are awaiting a decision. The Companies continue to defend this lawsuit vigorously.

On August 15, 2001, NFS and NLIC were named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. Currently, the plaintiffs’ fifth amended complaint, filed March 21, 2006, purports to represent a class of qualified retirement plans under the Employee Retirement Income Security Act of 1974, as amended (ERISA), that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that NLIC and NFS breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

allegedly received by NLIC and NFS, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. To date, the District Court has rejected the plaintiffs’ request for certification of the alleged class. NFS’ and NLIC’s motion to dismiss the plaintiffs’ fifth amended complaint is currently pending before the court. NFS and NLIC continue to defend this lawsuit vigorously.

On October 9, 2003, NLICA was named as one of twenty-six defendants in a lawsuit filed in the United States District Court for the Middle District of Pennsylvania entitled Steven L. Flood, Luzerne County Controller and the Luzerne County Retirement Board on behalf of the Luzerne County Employee Retirement System v. Thomas A. Makowski, Esq., et al. NLICA is a defendant as the successor in interest to Provident Mutual Life Insurance Company, which is alleged to have entered into four agreements to manage assets and investments of the Luzerne County Employee Retirement System (the Plan). In their complaint, the plaintiffs allege that NLICA aided and abetted certain other defendants in breaching their fiduciary duties to the Plan. The plaintiffs also allege that NLICA violated the Federal Racketeer Influenced and Corrupt Organizations Act (RICO) by engaging in and conspiring to engage in an improper scheme to mismanage funds in order to collect excessive fees and commissions and that NLICA was unjustly enriched by the allegedly excessive fees and commissions. The complaint seeks treble compensatory damages, punitive damages, a full accounting, imposition of a constructive trust on all funds paid by the Plan to all defendants, pre- and post-judgment interest, and costs and disbursements, including attorneys’ fees. On August 24, 2004, the District Court issued an order dismissing the count alleging aiding and abetting a breach of fiduciary duty and one of the RICO counts. Fact and expert discovery has been completed. On October 11, 2006, NLICA filed a motion for summary judgment on all relevant counts contained in the complaint. Additionally, all other remaining defendants have filed a motion for summary judgment on all remaining claims. Those motions are pending before the court. NLICA continues to defend this lawsuit vigorously.

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

(19) Guarantees

Since 2001, the Company has sold $626.1 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of December 31, 2006, the Company held guarantee reserves totaling $6.3 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.36 billion. The Company does not anticipate making any payments related to these guarantees.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

At the time of the sales, $5.9 million of net sale proceeds were set aside as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. During 2006 and 2005, no stabilization collateral amounts were released into income. As of December 31, 2006 and 2005, $2.2 million of stabilization collateral was unrecognized and recorded as a reserve, respectively.

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

(20) Variable Interest Entities

As of December 31, 2006 and 2005, the Company had relationships with 18 and 19 variable interest entities (VIEs), respectively, each of which the Company was the primary beneficiary. As of December 31, 2006, each VIE was a conduit that assists the Company in structured products transactions involving the sale of Tax Credit Funds to third party investors for which the Company provides guaranteed returns (see Note 19). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying consolidated financial statements.

VIE net assets were $445.5 million and $440.6 million as of December 31, 2006 and 2005, respectively. The following table summarizes the components of net assets as of the December 31:

(in millions)	2006	2005
Mortgage loans on real estate	$—	$31.5
Other long-term investments	432.5	478.6
Short-term investments	33.7	42.3
Other assets	37.8	41.3
Short-term debt	—	(32.6)
Other liabilities	(58.5)	(120.5)

The Company’s total loss exposure from VIEs of which the Company is the primary beneficiary was immaterial as of December 31, 2006 and 2005 (except for the impact of guarantees disclosed in Note 19).

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in Tax Credit Funds of which the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 10 years and allow the Company to utilize certain tax credits and realize other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but of which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $175.0 million and $67.0 million as of December 31, 2006 and 2005, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(21) Segment Information

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

Individual Investments

The Individual Investments segment consists of individual The BEST of AMERICA® and private label deferred variable annuity products, individual annuity products, deferred fixed annuity products, income products and advisory services. Individual deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, individual variable annuity contracts provide the customer with access to a wide range of investment options and asset protection features, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods.

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector primarily includes IRC Section 401(k) fixed and variable group annuity business generated through NLIC and trust and custodial services through Nationwide Trust Company, FSB a division of Nationwide Bank, and RIA. The public sector primarily includes IRC Section 457 and Section 401(a) business in the form of full-service arrangements that provide plan administration and fixed and variable group annuities as well as administration-only business. Retirement Plans sales do not include large case retirement plan acquisitions and Nationwide employee and agent benefit plans.

Individual Protection

The Individual Protection segment consists of investment life insurance products, including individual variable, COLI and BOLI products; traditional life insurance products; universal life insurance products; and the operating results of TBG Financial. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

Corporate and Other

The Corporate and Other segment includes structured products business; the MTN program; net investment income and certain expenses not allocated to other segments; periodic net coupon settlements on non-qualifying derivatives; trading portfolio realized gains and losses; trading portfolio valuation changes; interest expense on debt; revenues and expenses of the Company’s non-insurance subsidiaries not reported in other segments; and net realized gains and losses related to securitizations.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

The following table summarizes the Company’s business segment operating results for the years ended December 31:

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2006
Revenues:
Policy charges	$588.4	$174.5	$553.1	$—	$1,316.0
Traditional life insurance and immediate annuity premiums	142.5	—	299.0	—	441.5
Net investment income	781.1	652.2	468.1	397.1	2,298.5
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(0.6)	(0.6)
Other income	2.3	284.2	25.3	48.3	360.1

Total revenues	1,514.3	1,110.9	1,345.5	444.8	4,415.5

Benefits and expenses:
Interest credited to policyholder account values	528.3	451.6	191.7	208.7	1,380.3
Life insurance and annuity benefits	202.4	—	444.4	—	646.8
Policyholder dividends on participating policies	—	—	90.7	—	90.7
Amortization of DAC	352.7	38.3	81.6	(9.7)	462.9
Amortization of VOBA	6.5	6.9	32.6	—	46.0
Interest expense on debt	—	—	0.6	103.1	103.7
Other operating expenses	213.6	397.6	229.1	65.9	906.2

Total benefits and expenses	1,303.5	894.4	1,070.7	368.0	3,636.6

Income from continuing operations before federal income tax expense	210.8	216.5	274.8	76.8	$778.9

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	0.6
Adjustment to amortization related to net realized gains and losses	—	—	—	(9.7)

Pre-tax operating earnings	$210.8	$216.5	$274.8	$67.7

Assets as of period end	$56,516.6	$30,317.9	$22,194.6	$10,382.5	$119,411.6

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2005
Revenues:
Policy charges	$540.2	$154.7	$546.6	$—	$1,241.5
Traditional life insurance and immediate annuity premiums	102.9	—	297.0	—	399.9
Net investment income	869.9	661.4	475.1	337.5	2,343.9
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	18.2	18.2
Other income	1.5	225.6	29.8	47.5	304.4

Total revenues	1,514.5	1,041.7	1,348.5	403.2	4,307.9

Benefits and expenses:
Interest credited to policyholder account values	589.1	455.0	190.7	146.1	1,380.9
Life insurance and annuity benefits	155.4	—	419.5	—	574.9
Policyholder dividends on participating policies	—	—	107.3	—	107.3
Amortization of DAC	329.3	47.4	102.7	0.8	480.2
Amortization of VOBA	7.2	3.5	34.3	—	45.0
Interest expense on debt	—	—	0.3	107.7	108.0
Debt extinguishment costs	—	—	—	21.7	21.7
Other operating expenses	196.5	348.0	235.5	53.8	833.8

Total benefits and expenses	1,277.5	853.9	1,090.3	330.1	3,551.8

Income from continuing operations before federal income tax expense	237.0	187.8	258.2	73.1	$756.1

Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(18.2)
Adjustment to amortization of DAC related to net realized gains and losses	—	—	—	0.8

Pre-tax operating earnings	$237.0	$187.8	$258.2	$55.7

Assets as of period end	$53,809.7	$31,678.1	$19,755.6	$10,916.5	$116,159.9

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2004
Revenues:
Policy charges	$513.4	$171.8	$537.4	$—	$1,222.6
Traditional life insurance and immediate annuity premiums	90.8	—	311.9	—	402.7
Net investment income	872.8	647.6	467.9	243.4	2,231.7
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(40.9)	(40.9)
Other income	0.4	160.1	32.9	66.6	260.0

Total revenues	1,477.4	979.5	1,350.1	269.1	4,076.1

Benefits and expenses:
Interest credited to policyholder account values	606.1	446.1	189.4	86.7	1,328.3
Life insurance and annuity benefits	139.2	—	409.4	—	548.6
Policyholder dividends on participating policies	—	—	101.4	—	101.4
Amortization of DAC	276.1	39.9	114.4	—	430.4
Amortization of VOBA	7.5	4.7	40.1	—	52.3
Interest expense on debt	—	—	—	102.4	102.4
Other operating expenses	214.1	308.5	252.7	62.3	837.6

Total benefits and expenses	1,243.0	799.2	1,107.4	251.4	3,401.0

Income from continuing operations before federal income tax expense	234.4	180.3	242.7	17.7	$675.1

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	40.9

Pre-tax operating earnings	$234.4	$180.3	$242.7	$58.6

Assets as of period end	$55,473.3	$31,429.5	$17,975.0	$12,072.8	$116,950.6

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(22) Quarterly Results of Operations (Unaudited)

The following table summarizes the unaudited quarterly results of operations for the years ended December 31:

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Revenues:
Policy charges	$321.0	$337.6	$327.6	$329.8
Traditional life insurance and immediate annuity premiums	107.8	109.7	110.5	113.5
Net investment income	577.3	572.1	577.9	571.2
Net realized (losses) gains on investments, hedging instruments and hedged items	(6.8)	(9.9)	9.6	16.2
Other income	83.1	83.1	87.6	96.6

Total revenues	1,082.4	1,092.6	1,113.2	1,127.3

Benefits and expenses:
Interest credited to policyholder account values	342.1	345.7	348.2	344.3
Life insurance and annuity benefits	156.1	156.4	163.8	170.5
Policyholder dividends on participating policies	20.2	24.5	24.6	21.4
Amortization of DAC	120.6	126.0	108.2	108.1
Amortization of VOBA	11.6	12.5	14.5	7.4
Interest expense on debt	26.1	25.1	25.3	27.2
Other operating expenses	222.2	217.9	214.5	251.6

Total benefits and expenses	898.9	908.1	899.1	930.5

Income from continuing operations before federal income taxes	183.5	184.5	214.1	196.8
Federal income tax expense (benefit)	41.2	(73.3)	54.6	42.6

Net income	$142.3	$257.8	$159.5	$154.2

Earnings per common share:
Basic	$0.93	$1.73	$1.07	$1.04
Diluted	$0.93	$1.72	$1.06	$1.03

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2006, 2005 and 2004

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenues:
Policy charges	$309.1	$307.0	$315.0	$310.4
Traditional life insurance premiums	95.9	99.7	97.2	107.1
Net investment income	576.1	587.1	593.0	587.7
Net realized gains (losses) on investments, hedging instruments and hedged items	27.5	2.5	(13.8)	4.6
Other income	72.9	72.3	71.7	84.9

Total revenues	1,081.5	1,068.6	1,063.1	1,094.7

Benefits and expenses:
Interest credited to policyholder account values	334.5	348.1	350.6	347.7
Life insurance and annuity benefits	136.2	145.9	142.9	149.9
Policyholder dividends on participating policies	26.9	26.3	27.2	26.9
Amortization of DAC	123.4	114.8	118.5	123.5
Amortization of VOBA	12.0	11.7	11.3	10.0
Interest expense on debt	26.1	26.8	28.0	27.1
Debt extinguishment costs	—	—	21.7	—
Other operating expenses	203.8	201.3	208.4	220.3

Total benefits and expenses	862.9	874.9	908.6	905.4

Income from continuing operations before federal income taxes	218.6	193.7	154.5	189.3
Federal income tax expense (benefit)	59.5	50.1	(11.4)	34.5

Income from continuing operations	159.1	143.6	165.9	154.8
Discontinued operations, net of taxes	1.4	(2.4)	0.8	(24.5)

Net income	$160.5	$141.2	$166.7	$130.3

Earnings from continuing operations per common share:
Basic	$1.04	$0.94	$1.09	$1.01
Diluted	$1.04	$0.93	$1.08	$1.01
Earnings per common share:
Basic	$1.05	$0.92	$1.09	$0.85
Diluted	$1.05	$0.92	$1.08	$0.85

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule I Consolidated Summary of Investments—Other Than Investments in Related Parties

As of December 31, 2006 (in millions)

Column A	Column B	Column C	Column D
Type of investment	Cost	Market value	Amount at which shown in the consolidated balance sheet
Fixed maturity securities available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. Government corporations	$179.0	$189.1	$189.1
Agencies not backed by the full faith and credit of the U.S. Government	564.5	608.4	608.4
Obligations of states and political subdivisions	274.7	268.0	268.0
Foreign governments	36.2	37.7	37.7
Public utilities	1,770.8	1,774.1	1,774.1
All other corporate	25,242.0	25,282.7	25,282.7

Total fixed maturity securities available-for-sale	28,067.2	28,160.0	28,160.0

Equity securities available-for-sale:
Common stocks:
Banks, trusts and insurance companies	23.5	31.2	31.2
Industrial, miscellaneous and all other	26.4	29.0	29.0
Nonredeemable preferred stocks	7.3	7.4	7.4

Total equity securities available-for-sale	57.2	67.6	67.6

Trading assets	22.7	24.3	24.3
Mortgage loans on real estate, net	8,922.8		8,909.8	[1]
Real estate, net:
Investment properties	69.8		53.3	[2]
Acquired in satisfaction of debt	6.1		6.0	[2]
Properties occupied by the entity	26.2		17.4	[2]

Total real estate, net	102.1		76.7

Policy loans	966.9		966.9
Other long-term investments	870.4		756.0	[3,4]
Short-term investments, including amounts managed by a related party	2,215.6		2,215.6

Total investments	$41,224.9		$41,176.9

[1]

Difference from Column B primarily is attributable to valuation allowances due to impairments on mortgage loans on real estate (see Note 6 to the audited consolidated financial statements), hedges and commitment hedges on mortgage loans on real estate.

[2]	Difference from Column B primarily results from adjustments for accumulated depreciation.
[3]	Difference from Column B primarily is due to operating gains and/or losses of investments in limited partnerships.
[4]	Amount shown does not agree to the audited consolidated balance sheet due to $24.1 million in unconsolidated related party investments.

See accompanying report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule II Condensed Financial Information of Registrant (in millions)

Condensed Balance Sheets	December 31,
	2006	2005
Assets
Investments in subsidiaries	$5,992.1	$5,772.9
Short-term investments, including amounts managed by a related party	161.4	166.1
Trading assets	24.3	34.4
Investment in surplus notes from a subsidiary	700.0	700.0
Goodwill	97.4	102.9
Other assets	29.5	36.3

Total assets	$7,004.7	$6,812.6

Liabilities and Shareholders’ Equity
Long-term debt	$1,398.5	$1,398.0
Other liabilities	67.9	64.2

Total liabilities	1,466.4	1,462.2

Shareholders’ equity	5,538.3	5,350.4

Total liabilities and shareholders’ equity	$7,004.7	$6,812.6

	Years ended December 31,
Condensed Statements of Income	2006	2005	2004
Revenues:
Dividends received from subsidiaries	$508.1	$255.0	$175.0
Net investment income	61.9	58.5	56.3
Net realized gains (losses) on investments, hedging instruments and hedged items	3.6	1.5	(1.6)
Other income	0.1	2.1	0.1

Total revenues	573.7	317.1	229.8

Expenses:
Interest expense on long-term debt	91.3	95.1	96.7
Other operating expenses	18.9	23.4	3.8

Total expenses	110.2	118.5	100.5

Income before federal income tax benefit	463.5	198.6	129.3
Federal income tax benefit	(10.1)	(14.1)	(16.8)

Income from continuing operations before equity in undistributed net income of subsidiaries	473.6	212.7	146.1
Equity in undistributed net income of subsidiaries	240.2	383.6	358.2
Income from continuing operations	713.8	596.3	504.3

Discontinued operations, net of taxes	—	2.4	(2.3)

Net income	$713.8	$598.7	$502.0

See accompanying notes to condensed financial statements and report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule II Condensed Financial Information of Registrant, Continued

	Years ended December 31,
Condensed Statements of Cash Flows (in millions)	2006	2005	2004
Cash flows from operating activities:
Net income	$713.8	$598.7	$502.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments, hedging instruments and hedged items	(3.6)	(1.5)	1.6
Equity in undistributed net income of subsidiaries	(240.2)	(383.6)	(358.2)
Amortization	0.9	2.2	4.0
Other, net	19.3	(29.2)	3.3

Net cash provided by operating activities	490.2	186.6	152.7

Cash flows from investing activities:
Cash paid to acquire companies and capital contributed to subsidiaries	(50.0)	(14.1)	(15.8)
Sale of subsidiary, net	—	59.2	—
Net decrease (increase) in short-term investments	4.7	(87.3)	(44.2)
Other, net	8.7	(17.1)	(5.8)

Net cash used in investing activities	(36.6)	(59.3)	(65.8)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	—	199.4	—
Principal payments on long-term debt	—	(206.2)	—
Cash dividends paid	(132.7)	(114.8)	(101.9)
Common shares repurchased under announced program	(416.8)	(49.0)	—
Other, net	96.2	41.7	16.6

Net cash used in financing activities	(453.3)	(128.9)	(85.3)

Net increase (decrease) in cash	0.3	(1.6)	1.6
Cash, beginning of year	—	1.6	—

Cash, end of year	$0.3	$—	$1.6

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

(2) Long-term Debt and Guarantees

The following table summarizes long-term debt as of December 31:

(in millions)	2006	2005
$300.0 million principal, 8.00% senior notes, due March 1, 2027	$298.6	$298.5
$300.0 million principal, 6.25% senior notes, due November 15, 2011	299.2	299.1
$300.0 million principal, 5.90% senior notes, due July 1, 2012	299.0	298.8
$200.0 million principal, 5.625% senior notes, due February 13, 2015	199.2	199.1
$200.0 million principal, 5.10% senior notes, due October 1, 2015	199.4	199.4
$100.0 million principal, 7.899% junior subordinated debentures issued to a related party, due March 1, 2037	103.1	103.1

Total long-term debt	$1,398.5	$1,398.0

See Note 12 to the audited consolidated financial statements of the Company included earlier in this report for a complete description of the components of long-term debt and for disclosure of distributions classified as interest expense.

(3) Related Party Transactions

NLIC made interest payments to NFS on surplus notes totaling $53.7 million in 2006 and 2005, and $50.7 million in 2004. Payments of interest and principal under the notes require the prior approval of the ODI.

See Note 17 to the audited consolidated financial statements of the Company included earlier in this report for a description of other related party transactions.

See accompanying report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule III Supplementary Insurance Information

As of December 31, 2006, 2005 and 2004 and for each of the years then ended (in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Year: Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue
2006
Individual Investments	$1,945.0	$13,753.4			$142.5
Retirement Plans	292.1	11,163.2			—
Individual Protection	1,530.5	8,148.8			299.0
Corporate and Other	83.4	5,032.4			—

Total	$3,851.0	$38,097.8			$441.5

2005
Individual Investments	$1,997.7	$15,815.0			$102.9
Retirement Plans	294.8	11,264.6			—
Individual Protection	1,410.9	8,049.0			297.0
Corporate and Other	(18.0)	4,619.5			—

Total	$3,685.4	$39,748.1			$399.9

2004
Individual Investments	$2,080.6	$17,164.2			$90.8
Retirement Plans	305.0	10,579.5			—
Individual Protection	1,312.6	7,985.6			311.9
Corporate and Other	(137.1)	5,347.9			—

Total	$3,561.1	$41,077.2			$402.7

Column A	Column G	Column H	Column I	Column J	Column K
Year: Segment	Net investment income[2]	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Premiums written
2006
Individual Investments	$781.1	$730.7	$352.7	$213.6
Retirement Plans	652.2	451.6	38.3	397.6
Individual Protection	468.1	726.8	81.6	229.1
Corporate and Other	397.1	208.7	(9.7)	65.9

Total	$2,298.5	$2,117.8	$462.9	$906.2

2005
Individual Investments	$869.9	$744.5	$329.3	$196.5
Retirement Plans	661.4	455.0	47.4	348.0
Individual Protection	475.1	717.5	102.7	235.5
Corporate and Other	337.5	146.1	0.8	53.8

Total	$2,343.9	$2,063.1	$480.2	$833.8

2004
Individual Investments	$872.8	$745.3	$276.1	$214.1
Retirement Plans	647.6	446.1	39.9	308.5
Individual Protection	467.9	700.2	114.4	252.7
Corporate and Other	243.4	86.7	—	62.3

Total	$2,231.7	$1,978.3	$430.4	$837.6

[1]	Unearned premiums and other policy claims and benefits payable are included in Column C amounts.
[2]

Allocations of net investment income and certain operating expenses are based on numerous assumptions and estimates, and reported segment operating results would change if different methods were applied.

See accompanying report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule IV Reinsurance

As of December 31, 2006, 2005 and 2004 and for each of the years then ended (dollars in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2006
Life insurance in force	$209,941.7	$76,648.6	$19.6	$133,312.7	0.0%

Premiums:
Life insurance[1]	$475.8	$51.1	$1.8	$426.5	0.4%
Accident and health insurance	391.8	418.7	28.5	1.6	NM

Total	$867.6	$469.8	$30.3	$428.1	7.1%

2005
Life insurance in force	$197,781.9	$71,895.0	$474.2	$126,361.1	0.4%

Premiums:
Life insurance[1]	$468.5	$69.6	$1.0	$399.9	0.2%
Accident and health insurance	418.5	446.6	29.9	1.8	NM

Total	$887.0	$516.2	$30.9	$401.7	7.7%

2004
Life insurance in force	$175,906.2	$67,148.7	$468.2	$109,225.7	0.4%

Premiums:
Life insurance[1]	$454.5	$52.6	$0.6	$402.5	0.1%
Accident and health insurance	316.0	346.5	32.4	1.9	NM

Total	$770.5	$399.1	$33.0	$404.4	8.2%

[1]	Primarily represents premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.

See accompanying report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule V Valuation and Qualifying Accounts

Years ended December 31, 2006, 2005 and 2004 (in millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions[1]	Balance at end of period
2006
Valuation allowances—mortgage loans on real estate	$35.1	$5.8	$—	$4.9	$36.0

2005
Valuation allowances—mortgage loans on real estate	$36.9	$2.5	$—	$4.3	$35.1

2004
Valuation allowances—mortgage loans on real estate	$32.4	$7.8	$—	$3.3	$36.9

[1]	Amounts represent transfers to real estate owned and recoveries.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

Date: March 1, 2007	By	/s/ W.G. JURGENSEN
W.G. Jurgensen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ARDEN L. SHISLER Arden L. Shisler, Chairman of the Board	February 21, 2007 Date	/s/ W.G. JURGENSEN W.G. Jurgensen, Chief Executive Officer and Director	March 1, 2007 Date

/s/ JOSEPH A. ALUTTO Joseph A. Alutto, Director	February 21, 2007 Date	/s/ JAMES G. BROCKSMITH, JR. James G. Brocksmith, Jr., Director	February 21, 2007 Date

/s/ KEITH W. ECKEL Keith W. Eckel, Director	February 21, 2007 Date	/s/ LYDIA M. MARSHALL Lydia M. Marshall, Director	February 21, 2007 Date

/s/ DONALD L. MCWHORTER Donald L. McWhorter, Director	February 21, 2007 Date	/s/ DAVID O. MILLER David O. Miller, Director	February 21, 2007 Date

/s/ MARTHA MILLER DE LOMBERA Martha Miller de Lombera, Director	February 21, 2007 Date	/s/ JAMES F. PATTERSON James F. Patterson, Director	February 21, 2007 Date

/s/ GERALD D. PROTHRO Gerald D. Prothro, Director	February 21, 2007 Date	/s/ ALEX SHUMATE Alex Shumate, Director	February 21, 2007 Date

/s/ MARK R. THRESHER Mark R. Thresher, President and Chief Operating Officer	March 1, 2007 Date	/s/ TIMOTHY G. FROMMEYER Timothy G. Frommeyer, Senior Vice President—Chief Financial Officer	March 1, 2007 Date

Exhibit Index

Exhibit
3.1

Form of Restated Certificate of Incorporation of Nationwide Financial Services, Inc. (previously filed as Exhibit 3.1 to Form S-1/A, Registration Number 333-18527, filed February 10, 1997, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Nationwide Financial Services, Inc.

4.1

Form of Indenture relating to the 8.00% senior notes, including the form of Global Note and the form of Definitive Note (previously filed as Exhibit 4.1 to Form S-1/A, Registration Number 333-18531, filed February 10, 1997, and incorporated herein by reference)

4.2

Form of Indenture relating to the Junior Subordinated Deferrable Interest Debentures due 2037 of Nationwide Financial Services, Inc. (previously filed as Exhibit 4.1 to Form S-1, Registration Number 333-18533, filed March 5, 1997, and incorporated herein by reference)

4.3

Senior Indenture dated November 1, 2001 relating to senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 333-18527, filed November 16, 2001, and incorporated herein by reference)

4.4

Form of First Supplemental Indenture relating to the 6.25% senior notes (previously filed as Exhibit 4.2 to Form 8-K, Commission File Number 333-18527, filed November 16, 2001, and incorporated herein by reference)

4.5

Second Supplemental Indenture relating to the 5.90% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 333-18527, filed June 24, 2002, and incorporated herein by reference)

4.6

Third Supplemental Indenture relating to the 5.625% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed February 13, 2003, and incorporated herein by reference)

4.7

Fourth Supplemental Indenture relating to the 5.10% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed September 23, 2005, and incorporated herein by reference)

10.1

Form of Intercompany Agreement among Nationwide Mutual Insurance Company, Nationwide Corporation and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.1 to Form S-1/A, Registration Number 333-18533, filed March 5, 1997, and incorporated herein by reference)

10.1.1

Form of Amendment No. 1 to the Intercompany Agreement among Nationwide Mutual Insurance Company, Nationwide Corporation and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.1.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.2

Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Financial Services, Inc. and any corporation that may hereafter be a subsidiary of Nationwide Financial Services, Inc. (previously filed as Exhibit 10.3 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.3

Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Life Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Life Insurance Company (previously filed as Exhibit 10.4 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

Exhibit
10.4

Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Life Insurance Company of America and any corporation that may hereafter be a subsidiary of Nationwide Life Insurance Company of America (previously filed as Exhibit 10.5 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.5

Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Provident Holding Company and any corporation that may hereafter be a subsidiary of Nationwide Provident Holding Company (previously filed as Exhibit 10.2 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.6

Form of Amended and Restated Cost Sharing Agreement among parties named therein (previously filed as Exhibit 10.3 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.7

Amended and Restated Five Year Credit Agreement, dated May 13, 2005, among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Wachovia Bank, National Association, as agent and Citicorp USA, Inc., as syndication agent (previously filed as Exhibit 10.1 to Form 8-K, Commission File Number 1-12785, filed May 19, 2005, and incorporated herein by reference)

10.8

Form of Lease Agreement between Nationwide Mutual Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.7 to Form S-1/A, Registration Number 333-18531, filed February 25, 1997, and incorporated herein by reference)

10.9*

Form of Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.4 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference)

10.10*

General Description of Nationwide Performance Incentive Plan (previously filed as Exhibit 10.9 to Form 10-K, Commission File Number 333-18527, filed March 29, 2001, and incorporated herein by reference)

10.11*

Form of Amended and Restated Nationwide Office of Investments Incentive Plan dated as of October 7, 2003 (previously filed as Exhibit 10.13 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.12*

Nationwide Excess Benefit Plan effective as of January 1, 2000 (previously filed as Exhibit 10.14 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.13*

Nationwide Supplemental Retirement Plan As Amended and Restated effective January 1, 2005 (previously filed as Exhibit 10.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.14*	Nationwide Severance Pay Plan effective as of March 1, 2003 (previously filed as Exhibit 10.16 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.15*

Nationwide Supplemental Defined Contribution Plan effective as of January 1, 2005 (previously filed as Exhibit 10.17 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.16*

Nationwide Individual Deferred Compensation Plan, as Amended and Restated, effective as of January 1, 2005 (previously filed as Exhibit 10.18 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

Exhibit
10.17*

Nationwide Board of Directors Deferred Compensation Plan , as Amended and Restated, effective as of January 1, 2005 (previously filed as Exhibit 10.19 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.18*

Second Amended and Restated Nationwide Financial Services, Inc. Stock Retainer Plan for Non-Employee Directors (previously filed as Exhibit 10.19 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

10.19

Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Financial Services, Inc. and Nationwide Cash Management Company (previously filed as Exhibit 10.21 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.20

Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Life Insurance Company and Nationwide Cash Management Company (previously filed as Exhibit 10.22 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.21

Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Life and Annuity Insurance Company and Nationwide Cash Management Company (previously filed as Exhibit 10.23 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.22

Master Repurchase Agreement between Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and Nationwide Mutual Insurance Company and certain of its Subsidiaries and affiliates (previously filed as Exhibit 10.20 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)

10.23

Stock Purchase and Sale Agreement between Nationwide Corporation and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.21 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)

10.24

Stock Purchase and Sale Agreement between Nationwide Financial Services, Inc. and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.22 to Form 10-K, Commission File Number 333-18527, filed March 29, 2000, and incorporated herein by reference)

10.25*

Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Patricia Hatler (previously filed as Exhibit 10.25 to Form 10-Q, Commission File Number 333-18527, filed August 14, 2000, and incorporated herein by reference)

10.25.1*

Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Patricia Hatler (previously filed as Exhibit 10.28.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.26*

Form of Employment Agreement, dated January 1, 2000, between Nationwide Mutual Insurance Company and Greg Lashutka (previously filed as Exhibit 10.28 to Form 10-Q, Commission File Number 333-18527, filed August 14, 2000, and incorporated herein by reference)

10.26.1*

Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Greg Lashutka (previously filed as Exhibit 10.31.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.27*

Form of Employment Agreement between Nationwide Mutual Insurance Company and Robert Rosholt (previously filed as Exhibit 10.30 to Form 10-Q, Commission File Number 1-12785, filed May 14, 2003, and incorporated herein by reference)

Exhibit
10.28*

Form of Employment Agreement, dated May 26, 2000, between Nationwide Mutual Insurance Company and W.G. Jurgensen (previously filed as Exhibit 10.32 to Form 10-Q, Commission File Number 333-18527, filed November 13, 2000, and incorporated herein by reference)

10.28.1*

Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and W.G. Jurgensen (previously filed as Exhibit 10.31.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.29*

Form of Employment Agreement, dated February 25, 2004, between Nationwide Mutual Insurance Company and Terri L. Hill (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed May 7, 2004, and incorporated herein by reference)

10.30*

Form of Employment Agreement, dated January 1, 2004 and fully executed on April 7, 2004, between Nationwide Financial Services, Inc. and Mark R. Thresher (previously filed as Exhibit 10.3 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference)

10.31*	Offer Letter for Keith Millner, dated November 19, 2004 (previously filed as Exhibit 10.1 to Form 8-K, Commission File Number 1-12785, filed December 3, 2004, and incorporated herein by reference)

10.32*

Form of Employment Agreement, dated June 4, 2001, between Nationwide Mutual Insurance Company and Michael C. Keller (previously filed as Exhibit 10.36 to Form 10-Q, Commission File Number 333-18527, filed August 10, 2001, and incorporated herein by reference)

10.32.1*

Amendment of Employment Agreement, effective as of March 1, 2005, between Nationwide Mutual Insurance Company and Michael C. Keller (previously filed as Exhibit 10.41.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.33

Form of Employee Leasing Agreement, dated July 1, 2000, between Nationwide Mutual Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.35 to Form 10-Q, Commission File Number 333-18527, filed May 11, 2001, and incorporated herein by reference)

10.34*

Nationwide Financial Services, Inc. Senior Executive Incentive Plan (previously filed as Exhibit 10.37 to Form 10-Q, Commission File Number 1-12785, filed August 10, 2001, and incorporated herein by reference)

10.34.1*

First Amendment to the Nationwide Financial Services, Inc. Senior Executive Incentive Plan (previously filed as Exhibit 10.6 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference)

10.35

Fund Participation Agreement between Nationwide Financial Services, Inc., Gartmore Mutual Fund Capital Trust and Gartmore Distribution Services, Inc. dated as of May 2, 2005 (previously filed as Exhibit 10.38 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

10.36

Fund Agreement between Nationwide Financial Services, Inc., Gartmore Mutual Fund Capital Trust, Gartmore Mutual Funds, Gartmore Morley Capital Management, Inc. and Gartmore Distribution Services, Inc. dated as of October 1, 2002 (previously filed as Exhibit 10.39 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

10.36.1

Amendment No. 1 dated August 1, 2005 to Fund Agreement between Nationwide Financial Services, Inc., Gartmore Mutual Fund Capital Trust, Gartmore Mutual Funds, Gartmore Morley Capital Management, Inc. and Gartmore Distribution Services, Inc. dated as of October 1, 2002 (previously filed as Exhibit 10.39.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

Exhibit
10.37

Letter of Agreement between Nationwide Financial Services, Inc. and Gartmore Mutual Fund Capital Trust dated as of December 21, 2005 (previously filed as Exhibit 10.40 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

10.38*

Form of NVA Target Award Opportunity and Stock Option Award Agreement for Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed November 5, 2004, and incorporated herein by reference)

10.39*

Form of Restricted Stock Award Agreement for Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed November 5, 2004, and incorporated herein by reference)

10.40*

Form of Non-Qualified Stock Option Award Agreement for the Board of Directors for Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.3 to Form 10-Q, Commission File Number 1-12785, filed November 5, 2004, and incorporated herein by reference)

10.41*

Form of Deferred Stock Unit Agreement (Cash Settlement) for the Second Amended and Restated Nationwide Financial Services, Inc. Stock Retainer Plan for Non-Employee Directors (previously filed as Exhibit 10.44 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

10.41.1*

Form of Deferred Stock Unit Agreement (Share Settlement) for the Second Amended and Restated Nationwide Financial Services, Inc. Stock Retainer Plan for Non-Employee Directors (previously filed as Exhibit 10.44.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

10.42*

Employment letter agreement between Nationwide Financial Services, Inc. and John Carter dated October 27, 2005 (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2005, and incorporated herein by reference)

10.43*	Summary of terms of employment of Timothy G. Frommeyer (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2005, and incorporated herein by reference)

10.44*	Summary of Non-Employee Director Compensation (previously filed as Exhibit 10.47 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

10.45	Form of Software License Agreement (previously filed as Exhibit 10.4 to Form 10-Q, Commission File Number 1-12785, filed August 4, 2005, and incorporated herein by reference)

10.46*

Employment Offer Letter Agreement between Nationwide Financial Services, Inc. and Gail Snyder dated November 28, 2005 (previously filed as Exhibit 10.49 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

10.47

Purchase Agreement between Nationwide Financial Services, Inc. and UBS AG, London branch, dated March 30, 2006 (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed May 5, 2006, and incorporated herein by reference)

10.48*

Form of NVA Target Award Opportunity and Stock Option Award for Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed May 5, 2006, and incorporated herein by reference)

Exhibit
10.49	*

Form of NVA Target Award Opportunity for Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.3 to Form 10-Q, Commission File Number 1-12785, filed May 5, 2006, and incorporated herein by reference)

10.50

Agreement and Plan of Merger between Nationwide Federal Credit Union, Nationwide Bank and Nationwide Financial Services, Inc., dated June 16, 2006 (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed August 3, 2006, and incorporated herein by reference)

10.51	*	Offer Letter for Anne L. Arvia, dated June 30, 2006 (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed August 3, 2006, and incorporated herein by reference)

10.52

Guarantee Agreement between Nationwide Financial Services, Inc. and Wachovia Bank, National Association, dated June 29, 2006 (previously filed as Exhibit 10.3 to Form 10-Q, Commission File Number 1-12785, filed August 3, 2006, and incorporated herein by reference)

10.53	*	Offer Letter for William Jackson, dated August 21, 2006 (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2006, and incorporated herein by reference)

10.54	*	Offer Letter for James Lyski, dated August 30, 3006 (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2006, and incorporated herein by reference)

10.55		Share Purchase Agreement between Nationwide Financial Services, Inc. and Nationwide Corporation, dated November 27, 2006

10.56		Guaranty Agreement between Nationwide Financial Services, Inc. and The Charles Schwab Corporation, dated December 22, 2006

10.57	*	Form of Employment Agreement, dated October 16, 2006, between Nationwide Financial Services, Inc. and James R. Lyski

12		Computation of Ratio of Earnings to Fixed Charges

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