Form 10-Q
period 2007-03-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2007-05-04
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Yes  ☐    No  ☒

As of April 27, 2007, the registrant had 50,868,328 shares outstanding of its Class A common stock (par value $0.01 per share) and 91,778,717 shares outstanding of its Class B common stock (par value $0.01 per share).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I – FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three months ended March 31,
	2007	2006
Revenues:
Policy charges	$335.9	$321.0
Traditional life insurance and immediate annuity premiums	110.4	107.8
Net investment income	574.5	577.3
Net realized losses on investments, hedging instruments and hedged items	(11.4)	(6.8)
Other income	105.9	83.1

Total revenues	1,115.3	1,082.4

Benefits and expenses:
Interest credited to policyholder account values	334.8	342.1
Life insurance and annuity benefits	153.6	156.1
Policyholder dividends on participating policies	21.3	20.2
Amortization of deferred policy acquisition costs	133.2	120.6
Amortization of value of business acquired	10.3	11.6
Interest expense on debt	24.8	26.1
Other operating expenses	230.7	222.2

Total benefits and expenses	908.7	898.9

Income from continuing operations before federal income tax expense	206.6	183.5
Federal income tax expense	43.3	41.2

Income from continuing operations	163.3	142.3
Discontinued operations, net of taxes	45.9	—
Cumulative effect of adoption of accounting principle, net of taxes	(6.0)	—

Net income	$203.2	$142.3

Earnings from continuing operations per common share:
Basic	$1.12	$0.93
Diluted	$1.11	$0.93

Earnings per common share:
Basic	$1.39	$0.93
Diluted	$1.38	$0.93

Weighted average common shares outstanding:
Basic	145.9	152.3
Diluted	147.1	152.9

Cash dividends declared per common share	$0.26	$0.23

See accompanying notes to condensed consolidated financial statements

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $28,155.0 in 2007; $28,067.2 in 2006)	$28,356.6	$28,160.0
Equity securities (cost $58.4 in 2007; $57.2 in 2006)	69.0	67.6
Trading assets, at fair value	24.3	24.3
Mortgage loans on real estate, net	8,689.8	8,909.8
Real estate, net	67.8	76.7
Policy loans	974.6	966.9
Other long-term investments	770.0	780.1
Short-term investments, including amounts managed by a related party	2,469.3	2,215.6

Total investments	41,421.4	41,201.0
Cash	19.4	20.2
Accrued investment income	387.5	373.8
Deferred policy acquisition costs	3,819.6	3,851.0
Value of business acquired	385.6	392.7
Goodwill	341.7	359.0
Other assets	2,680.2	2,519.2
Assets held in separate accounts	71,288.1	70,694.7

Total assets	$120,343.5	$119,411.6

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$37,322.6	$38,097.8
Short-term debt	156.6	85.2
Long-term debt	1,398.9	1,398.5
Other liabilities	4,461.9	3,597.1
Liabilities related to separate accounts	71,288.1	70,694.7

Total liabilities	114,628.1	113,873.3

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized - 50.0 shares; issued and outstanding - none	—	—
Class A common stock, $0.01 par value; authorized - 750.0 shares; issued - 70.4 and 69.7 shares in 2007 and 2006, respectively; outstanding - 53.6 and 54.2 shares in 2007 and 2006, respectively	0.7	0.7
Class B common stock, $0.01 par value; authorized - 750.0 shares; issued and outstanding - 91.8 shares in 2007 and 2006	1.0	1.0
Additional paid-in capital	1,792.9	1,762.3
Retained earnings	4,624.9	4,460.3
Accumulated other comprehensive income	83.6	31.9
Treasury stock	(786.1)	(716.3)
Other, net	(1.6)	(1.6)

Total shareholders’ equity	5,715.4	5,538.3

Total liabilities and shareholders’ equity	$120,343.5	$119,411.6

See accompanying notes to condensed consolidated financial statements

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2007 and 2006

(Unaudited)

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Other, net	Total shareholders’ equity
Balance as of December 31, 2005	$0.7	$1.0	$1,670.8	$3,883.1	$100.7	$(304.2)	$(1.7)	$5,350.4

Comprehensive loss:
Net income	—	—	—	142.3	—	—	—	142.3
Other comprehensive loss, net of taxes	—	—	—	—	(178.6)	—	—	(178.6)

Total comprehensive loss								(36.3)

Cash dividends declared	—	—	—	(34.3)	—	—	—	(34.3)
Common shares repurchased under announced program	—	—	—	—	—	(185.3)	—	(185.3)
Stock options exercised	—	—	29.5	—	—	—	—	29.5
Other, net	—	—	2.2	—	—	—	—	2.2

Balance as of March 31, 2006	$0.7	$1.0	$1,702.5	$3,991.1	$(77.9)	$(489.5)	$(1.7)	$5,126.2

Balance as of December 31, 2006	$0.7	$1.0	$1,762.3	$4,460.3	$31.9	$(716.3)	$(1.6)	$5,538.3

Comprehensive income:
Net income	—	—	—	203.2	—	—	—	203.2
Other comprehensive income, net of taxes	—	—	—	—	51.7	—	—	51.7

Total comprehensive income								254.9

Cash dividends declared	—	—	—	(38.6)	—	—	—	(38.6)
Common shares repurchased under announced program	—	—	—	—	—	(69.8)	—	(69.8)
Stock options exercised	—	—	28.3	—	—	—	—	28.3
Other, net	—	—	2.3	—	—	—	—	2.3

Balance as of March 31, 2007	$0.7	$1.0	$1,792.9	$4,624.9	$83.6	$(786.1)	$(1.6)	$5,715.4

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$203.2	$142.3
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of subsidiary	(45.5)	—
Net realized losses on investments, hedging instruments and hedged items	11.4	6.8
Interest credited to policyholder account values	334.8	342.1
Capitalization of deferred policy acquisition costs	(145.1)	(135.1)
Amortization of deferred policy acquisition costs	133.2	120.6
Amortization and depreciation	25.4	32.5
Increase in other assets	(181.5)	(182.3)
Increase in policy and other liabilities	1,200.9	188.9
Other, net	23.7	15.4

Net cash provided by operating activities	1,560.5	531.2

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	1,210.3	1,241.4
Proceeds from sale of securities available-for-sale	1,652.6	1,019.4
Proceeds from repayments or sales of mortgage loans on real estate	579.3	671.2
Cost of securities available-for-sale acquired	(3,189.0)	(1,332.2)
Cost of mortgage loans on real estate originated or acquired	(357.0)	(593.0)
Net increase in short-term investments	(253.7)	(741.7)
Collateral received (paid) – securities lending, net	71.2	(128.9)
Proceeds from sale of subsidiary – discontinued operations	115.0	—
Payment of merger consideration	(79.0)	—
Other, net	(7.3)	10.9

Net cash (used in) provided by investing activities	(257.6)	147.1

Cash flows from financing activities:
Net increase (decrease) in short-term debt	71.4	(104.9)
Cash dividends paid	(33.6)	(29.0)
Investment and universal life insurance product deposits	933.2	705.6
Investment and universal life insurance product withdrawals	(2,235.8)	(1,209.1)
Common shares repurchased under announced program	(69.8)	(63.1)
Other, net	30.9	29.7

Net cash used in financing activities	(1,303.7)	(670.8)

Net (decrease) increase in cash	(0.8)	7.5
Cash, beginning of period	20.2	16.4

Cash, end of period	$19.4	$23.9

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2007 and 2006

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries (NFS, or collectively, the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10-K.

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

(2)	Summary of Significant Accounting Policies

A complete summary of the Company’s significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K. During the quarter ended March 31, 2007, there have been no material changes to these policies.

Discontinued Operations

Effective March 31, 2007, the Company completed the sale of The 401(k) Company for $115.0 million in cash, subject to a post-closing adjustment, and recorded a $45.5 million gain, net of taxes. The 401(k) Company provides administrative and record-keeping services to employers in the private sector for use in Internal Revenue Code (IRC) Section 401(k) retirement programs. Since this sale represents the Company’s exit from the large plan 401(k) market, the results of operations of The 401(k) Company and the gain on sale are reflected as discontinued operations in the condensed consolidated statements of income.

(3)	Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statements No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. In addition, SFAS 159 does not establish requirements for recognizing and measuring dividend income, interest income or interest expense, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements (SFAS 157), and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company currently is evaluating the impact of adopting SFAS 159.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS 158 effective December 31, 2006. The adoption of SFAS 158 did not have a material impact on the Company’s financial position or results of operations.

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

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC’s previous guidance in SAB No. 99 on evaluating the materiality of misstatements. The Company adopted SAB 108 effective December 31, 2006. SAB 108 did not have a material impact on the Company’s financial position or results of operations upon adoption.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. FIN 48 did not have a material impact on the Company’s financial position or results of operations upon adoption.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS 156). SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company adopted SFAS 156 effective January 1, 2007. SFAS 156 did not have a material impact on the Company’s financial position or results of operations upon adoption.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS 140. SFAS 155 also resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. In summary, SFAS 155: (1) permits an entity to make an irrevocable election to measure any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation at fair value in its entirety, with changes in fair value recognized in earnings; (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Provisions of SFAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company adopted SFAS 155 effective January 1, 2006. On the date of adoption, there was no impact to the Company’s financial position or results of operations.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, issued by the FASB. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs as a result of the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a new feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. Initial application of SOP 05-1 is required as of the beginning of an entity’s fiscal year. The Company adopted SOP 05-1 effective January 1, 2007, which resulted in a $6.0 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier adoption permitted. The Company adopted SFAS 154 effective January 1, 2006. SFAS 154 has not had any impact on the Company’s financial position or results of operations since adoption.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires companies to expense at fair value all costs resulting from share-based payment transactions, except for equity instruments held by employee share ownership plans. SFAS 123R also amended SFAS No. 95, Statement of Cash Flows, to require excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. In March 2005, the SEC issued SAB No. 107, which summarizes the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views on the valuation of share-based payments for public companies. The Company considered this guidance in its adoption of SFAS 123R. SFAS 123R as issued by the FASB was to be effective for the Company as of the beginning of the first reporting period that began after June 15, 2005. However, in April 2005, the SEC adopted a rule that amended the effective date of SFAS 123R. The SEC’s new rule allowed companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, beginning after June 15, 2005. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method. See Note 4 for a complete discussion of the Company’s share-based payments.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

In October 2006, the FASB issued FASB Staff Position (FSP) FAS 123R-6, Technical Corrections of FASB Statement No. 123R (FSP FAS 123R-6). This FSP addresses certain technical corrections of SFAS 123R. The Company applied the provisions in this FSP effective January 1, 2007. FSP FAS 123R-6 did not have a material impact on the Company’s financial position or results of operations upon adoption.

In October 2006, the FASB issued FSP FAS 123R-5, An Amendment of FSP FAS 123R-1 (FSP FAS 123R-5). This FSP addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123R-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R. The Company applied the provisions in this FSP effective January 1, 2007. FSP FAS 123R-5 did not have a material impact on the Company’s financial position or results of operations upon adoption.

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

Effective January 1, 2006, the Company adopted SFAS 123R and began expensing at fair value the costs resulting from share-based payment transactions. The Company recorded share-based payment expense of $4.5 million ($2.9 million net of taxes, or $0.02 per basic and diluted common share) and $2.2 million ($1.4 million net of taxes, or $0.01 per basic and diluted common share) for the quarter ended March 31, 2007 and 2006, respectively.

The Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) covers selected employees, directors and agents of the Company and certain of its affiliates. The LTEP provides for the grant of any or all of the following types of stock-based compensation awards: (1) stock options for shares of Class A common stock; (2) restricted stock; (3) stock-based Nationwide value added (NVA) awards; (4) stock appreciation rights (SARs), either in tandem with stock options or freestanding; and (5) performance shares and performance units. The LTEP provides that it will remain in effect subject to the right of the Company’s Board of Directors to terminate it sooner, until all shares subject to the LTEP have been delivered under awards. However, in no event may any LTEP award of incentive stock options be granted on or after February 27, 2012. The number of shares of Class A common stock that may be issued under the LTEP, or as to which SARs or other awards may be granted, currently may not exceed 20.1 million. As of March 31, 2007, 12.4 million shares of Class A common stock options have been granted. Shares issued upon option exercise are new shares not issued from treasury.

Substantially all stock options (1) are non-qualified; (2) are granted with an exercise price at least equal to the fair value of shares on the grant date; (3) have a ten-year term; and (4) vest and become exercisable at the rate of one-third on each annual anniversary date of a three-year period of continued employment or upon retirement. In addition, all vested stock options are exercisable. Restricted stock awards are issued with a specific period of restriction varying by award as determined by the Compensation Committee of the Company’s Board of Directors. As of March 31, 2007, there were no outstanding NVA awards, SARs, performance shares or performance units payable in shares of Class A common stock.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

The Nationwide Financial Services, Inc. Second Amended and Restated Stock Retainer Plan for Non-Employee Directors (Director Stock Retainer Plan) covers non-employee directors of the Company. The Director Stock Retainer Plan provides that payment of all or a portion of the retainer payable to a member of the board of directors may be made in shares of Class A common stock or in deferred stock units (DSUs). DSUs vest upon grant and are valued at the current fair value of the Company's Class A common stock, and they will be settled in cash in the January following the director’s termination from the board. As of March 31, 2007, there were approximately 41,000 DSUs outstanding.

The following tables summarize the Company’s stock option activity and related information for the three months ended March 31, 2007:

(options in millions)	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	6.0	$36.88
Granted	0.6	54.95
Exercised	(0.6)	38.56
Cancelled	(0.2)	39.98

Outstanding, end of period	5.8	38.51

Vested and exercisable, end of period	4.5	$35.92

As of March 31, 2007 and 2006, vested and exercisable stock options had an aggregate intrinsic value of approximately $80.1 and $40.1 million, respectively, with a weighted average remaining contractual term of approximately 5.3 years and 5.4 years, respectively. Stock options exercised during the three months ended March 31, 2007 and 2006 had an aggregate intrinsic value of approximately $10.0 million and $9.6 million, respectively.

The following table summarizes information about nonvested employee stock options for the three months ended March 31, 2007:

(options in millions)	Options on Class A common stock	Weighted average grant date fair value
Nonvested, beginning of period	1.6	$12.18
Granted	0.6	15.64
Vested	(0.7)	11.75
Cancelled	(0.1)	12.58

Nonvested, end of period	1.4	13.94

As of March 31, 2007 and 2006, the total share-based payment cost related to nonvested stock options not yet recognized was approximately $15.1 million and $5.4 million, respectively. The weighted average period over which this cost is expected to be recognized is approximately 2 years.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

The following table summarizes the weighted average fair value of options granted and the weighted average assumptions used to determine the fair value of options granted during the three months ended March 31, 2007:

Fair value of options granted	$15.64
Dividend yield	1.89%
Expected volatility	27.19%
Risk-free interest rate	4.71%
Expected life (years)	5.7

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

(5)	Shareholders’ Equity and Dividend Restrictions

Share Repurchase Program

On August 3, 2005, the Company’s Board of Directors approved a stock repurchase program (the Program). The Program originally authorized the Company to repurchase up to an aggregate of $300.0 million in value of shares of its common stock in the open market, in block trades or otherwise, and through privately negotiated transactions. On August 2, 2006, the Board of Directors extended the approval of the Program through December 2007 and authorized repurchases of up to $200.0 million in value of shares of the Company’s common stock in addition to the $300.0 million previously authorized. On February 21, 2007, the Board of Directors further extended the approval of the Program through December 2008 and authorized repurchases of up to $450.0 million in value of shares of the Company’s common stock in addition to the $500.0 million total previously authorized. Repurchases under the program are to be made in compliance with all applicable laws and regulations, including SEC rules. All shares repurchased under the Program are classified as treasury stock in the condensed consolidated balance sheets. The Program may be superseded or discontinued at any time.

During the quarter ended March 31, 2007, the Company repurchased 1,301,634 shares of its Class A common stock for an aggregate of $69.8 million at an average price per share of $53.62.

From the Program’s inception through March 31, 2007, the Company repurchased a total of 7,353,862 shares of its Class A common stock for an aggregate of $337.4 million at an average price per share of $45.88, including the impact of a per share price adjustment during 2006 related to an accelerated share repurchase (ASR) agreement. The Company also has repurchased 3,855,050 shares of its Class B common stock previously held by Nationwide Corporation for $200.0 million at an average price per share of $51.88.

During April 2007, the Company entered into another ASR with UBS AG, London Branch (UBS). Under this ASR, the Company immediately repurchased 2,965,492 shares of Class A common stock from UBS for $165.0 million at an average price per share of $55.64. Simultaneously, the Company entered into a six-month forward contract with UBS indexed to the number of shares repurchased. Under the terms of the forward contract, the Company will be required to pay, or will be entitled to receive, a per share price adjustment based on the difference between the average of daily volume weighted prices during the duration of the ASR and the initial reference price. If obligated to pay UBS, the Company can elect to make payment in cash or in shares of its Class A common stock. Unless terminated earlier by UBS, the ASR will terminate during the quarter ended December 31, 2007, at which time the Company will settle the forward contract in full.

The Company’s management will determine the timing and amount of any additional repurchases based upon its evaluation of market conditions, share price and other factors. The Company anticipates that it will continue to fund the Program using cash flows from operating activities.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

Dividend Restrictions

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory capital and surplus as of December 31, 2006 was $2.68 billion, and statutory net income for 2006 was $537.5 million. As of April 1, 2007, NLIC could not pay any dividends to NFS without obtaining prior approval. On March 23, 2007, NLIC paid a $232.5 million ordinary dividend to NFS. On April 6, 2007, NLIC paid a $242.5 million extraordinary dividend to NFS after obtaining approval from the Ohio Department of Insurance.

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

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the Pennsylvania Insurance Department either approves or does not disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. The statutory capital and surplus of NLICA as of December 31, 2006 was $654.3 million, and statutory net income for the year ended December 31, 2006 was $95.3 million. As of April 1, 2006, NLICA could not pay any dividends to NFS without obtaining prior approval.

NFS currently does not expect such regulatory requirements to impair the ability of its insurance subsidiaries to pay sufficient dividends in order for NFS to have the necessary funds available to meet its obligations.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

Comprehensive Income

The Company’s comprehensive income includes net income and certain items that are reported directly within separate components of shareholders’ equity that are not recorded in net income (other comprehensive income or loss).

The following table summarizes the Company’s other comprehensive income (loss), before and after federal income tax benefit, for the periods indicated:

	Three months ended March 31,
(in millions)	2007	2006
Net unrealized gains (losses) on securities available-for-sale arising during the period:
Net unrealized gains (losses) before adjustments	$95.6	$(465.8)
Net adjustment to deferred policy acquisition costs	(34.3)	94.9
Net adjustment to value of business acquired	3.0	4.6
Net adjustment to future policy benefits and claims	3.6	44.0
Net adjustment to policyholder dividend obligation	(6.6)	28.3
Related federal income tax benefit	(21.3)	102.9

Net unrealized gains (losses)	40.0	(191.1)

Reclassification adjustment for net realized losses on securities available-for-sale realized during the period:
Net unrealized losses	13.4	6.1
Related federal income tax benefit	(4.6)	(2.1)

Net reclassification adjustment	8.8	4.0

Other comprehensive gain (loss) on securities available-for-sale	48.8	(187.1)

Accumulated net holding gains on cash flow hedges:
Unrealized holding gains	4.5	13.1
Related federal income tax expense	(1.6)	(4.6)

Other comprehensive income on cash flow hedges	2.9	8.5

Total other comprehensive income (loss)	$51.7	$(178.6)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three months ended March 31, 2007 and 2006.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

(6)	Earnings Per Share

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

The following table presents information relating to the Company’s calculations of basic and diluted earnings per share (EPS) for the periods indicated:

	Three months ended March 31,
	2007			2006
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Income from continuing operations	$163.3	$1.12	$1.11	$142.3	$0.93	$0.93
Discontinued operations, net of taxes	45.9	0.31	0.31	—	—	—
Cumulative effect of adoption of accounting principle, net of taxes	(6.0)	(0.04)	(0.04)	—	—	—

Net income	$203.2	$1.39	$1.38	$142.3	$0.93	$0.93

Weighted average common shares outstanding – basic	145.9			152.3
Dilutive effect of stock options	1.2			0.6

Weighted average common shares outstanding – diluted	147.1			152.9

(7)	Contingencies

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

March 31, 2007 and 2006

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

In addition, state and federal regulators have commenced investigations or other proceedings relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation and revenue sharing arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, the use of side agreements and finite reinsurance agreements, funding agreements issued to back medium-term note (MTN) programs, recordkeeping and retention compliance by broker/dealers, and supervision of former registered representatives. Related investigations and proceedings may be commenced in the future. The Company and/or its affiliates have been contacted by or received subpoenas from state and federal regulatory agencies, state securities law regulators and state attorneys general for information relating to certain of these investigations, including those relating to compensation, revenue sharing and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, the use of side agreements and finite reinsurance agreements, and funding agreements backing the Nationwide Life Insurance Company (NLIC) MTN program. The Company is cooperating with regulators in connection with these inquiries and will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass NMIC’s operations.

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

On November 15, 2006, NFS, NLIC and Nationwide Retirement Solutions, Inc. (NRS) were named in a lawsuit filed in the United States District Court for the Southern District of Ohio entitled Kevin Beary, Sheriff of Orange County, Florida, In His Official Capacity, Individually and On Behalf of All Others Similarly Situated v. Nationwide Life Insurance Co., Nationwide Retirement Solutions, Inc. and Nationwide Financial Services, Inc. The plaintiff seeks to represent a class of all sponsors of 457(b) deferred compensation plans in the United States that had variable annuity contracts with the defendants at any time during the class period, or in the alternative, all sponsors of 457(b) deferred compensation plans in Florida that had variable annuity contracts with the defendants during the class period. The class period is from January 1, 1996 until the class notice is provided. The plaintiff alleges that the defendants breached their fiduciary duties by arranging for and retaining service payments from certain mutual funds. The complaint seeks an accounting, a declaratory judgment, a permanent injunction and disgorgement or restitution of the service fee payments allegedly received by the defendants, including interest. On January 25, 2007, NFS, NLIC and NRS filed a motion to dismiss. On March 3, 2007, the plaintiffs filed their memorandum in opposition to the motion to dismiss that was filed by NFS, NLIC and NRS. On March 23, 2007, NFS, NLIC and NRS filed their response. NFS, NLIC and NRS intend to defend this lawsuit vigorously.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum premium and attorneys’ fees. On February 2, 2006, the court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The court certified a class consisting of all residents of the United States and the Virgin Islands who, during the class period, paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the class period that provide for guaranteed maximum premiums, excluding certain specified products. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The class period is from February 10, 1990 through February 2, 2006, the date the class was certified. On January 26, 2007, the plaintiff filed a motion for summary judgment. On April 30, 2007, NLIC filed a motion for summary judgment. NLIC continues to defend this lawsuit vigorously.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding entitled In Re Mutual Funds Investment Litigation. In response, on May 13, 2005, the plaintiff filed the first amended complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The first amended complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The first amended complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 1, 2006, the District Court granted NLIC’s motion to dismiss the plaintiff’s complaint. On June 30, 2006, the plaintiff filed a notice with the Fourth Circuit Court of Appeals of its intent to appeal the District Court’s decision. This case has been fully briefed. NLIC continues to defend this lawsuit vigorously.

On January 21, 2004, NLIC, Nationwide Life Insurance Company of America (NLICA), Nationwide Life and Annuity Insurance Company, NFS and Nationwide Financial Corporation (collectively referred to as the Companies) were named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, the plaintiff alleges that the Companies and/or their affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Companies. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation; (2) tortious interference with the plaintiff's contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders; (3) civil conspiracy; and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust and costs and disbursements, including attorneys’ fees. On December 30, 2005, the Companies filed a motion for summary judgment. On June 15, 2006, the District Court granted the Companies’ motion for summary judgment on all grounds and dismissed the plaintiff’s entire case with prejudice. The plaintiff appealed the District Court’s decision to the Fifth Circuit Court of Appeals. The appeal has been fully briefed, and the court heard oral argument on May 3, 2007. The Companies continue to defend this lawsuit vigorously.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

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

(8)	Guarantees

Since 2001, the Company has sold $627.0 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of March 31, 2007, the Company held guarantee reserves totaling $6.3 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.36 billion. The Company does not anticipate making any material payments related to these guarantees.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

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

(9)	Variable Interest Entities

As of March 31, 2007 and December 31, 2006, the Company had relationships with 18 variable interest entities (VIEs), each of which the Company was the primary beneficiary. Each VIE is a conduit that assists the Company in structured products transactions involving the sale of Tax Credit Funds to third party investors for which the Company provides guaranteed returns (see Note 8). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying condensed consolidated financial statements.

VIE net assets were $456.5 million and $445.5 million as of March 31, 2007 and December 31, 2006, respectively. The following table summarizes the components of net assets as of the dates indicated:

(in millions)	March 31, 2007	December 31, 2006
Other long-term investments	$438.3	$432.5
Short-term investments	38.8	33.7
Other assets	38.0	37.8
Other liabilities	(58.6)	(58.5)

The Company’s total loss exposure from VIEs for which the Company is the primary beneficiary was immaterial as of March 31, 2007 and December 31, 2006 (except for the impact of guarantees disclosed in Note 8).

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in Tax Credit Funds of which the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 10 years and allow the Company to utilize certain tax credits and realize other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but of which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $172.0 million and $175.0 million as of March 31, 2007 and December 31, 2006, respectively.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

(10)	Segment Information

Management views the Company’s business primarily based on its underlying products and uses this basis to define its four reportable segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes and discontinued operations to exclude: (1) net realized gains and losses on investments, hedging instruments and hedged items, except for operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations); and (2) the adjustment to amortization of deferred policy acquisition costs (DAC) and value of business acquired (VOBA) related to net realized gains and losses.

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

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector primarily includes IRC Section 401(k) fixed and variable group annuity business generated through NLIC and trust and custodial services through Nationwide Trust Company, FSB a division of Nationwide Bank and Registered Investment Advisors Services, Inc. d/b/a RIA Services, Inc. The public sector primarily includes IRC Section 457 and Section 401(a) business in the form of full-service arrangements that provide plan administration and fixed and variable group annuities as well as administration-only business.

Individual Protection

The Individual Protection segment consists of investment life insurance products, including individual variable, corporate- owned and bank-owned life insurance products; traditional life insurance products; universal life insurance products; and the operating results of TBG Financial. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended March 31, 2007
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$156.7	$37.3	$141.9	$—	$335.9
Traditional life insurance and immediate annuity premiums	33.5	—	76.9	—	110.4
Net investment income	174.0	165.5	119.6	115.4	574.5
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(13.5)	(13.5)
Other income	0.8	76.2	4.1	26.9	108.0

Total revenues	365.0	279.0	342.5	128.8	1,115.3

Benefits and expenses:
Interest credited to policyholder account values	118.2	111.1	47.3	58.2	334.8
Life insurance and annuity benefits	46.6	—	107.0	—	153.6
Policyholder dividends on participating policies	—	—	21.3	—	21.3
Amortization of DAC	99.5	9.8	26.4	(2.5)	133.2
Amortization of VOBA	1.3	0.4	8.6	—	10.3
Interest expense on debt	—	—	0.2	24.6	24.8
Other operating expenses	48.4	107.6	48.8	25.9	230.7

Total benefits and expenses	314.0	228.9	259.6	106.2	908.7

Income from continuing operations before federal income tax expense	51.0	50.1	82.9	22.6	$206.6

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	13.5
Adjustment to amortization related to net realized gains and losses	—	—	—	(2.5)

Pre-tax operating earnings	$51.0	$50.1	$82.9	$33.6

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2007 and 2006

	Three months ended March 31, 2006
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$143.8	$38.1	$139.1	$—	$321.0
Traditional life insurance and immediate annuity premiums	31.9	—	75.9	—	107.8
Net investment income	206.4	164.2	116.2	90.5	577.3
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(8.1)	(8.1)
Other income	0.5	67.1	7.2	9.6	84.4

Total revenues	382.6	269.4	338.4	92.0	1,082.4

Benefits and expenses:
Interest credited to policyholder account values	137.7	113.2	45.6	45.6	342.1
Life insurance and annuity benefits	41.0	—	115.1	—	156.1
Policyholder dividends on participating policies	—	—	20.2	—	20.2
Amortization of DAC	97.6	10.1	18.0	(5.1)	120.6
Amortization of VOBA	2.3	1.1	8.1	0.1	11.6
Interest expense on debt	—	—	0.2	25.9	26.1
Other operating expenses	47.6	91.4	66.3	16.9	222.2

Total benefits and expenses	326.2	215.8	273.5	83.4	898.9

Income from continuing operations before federal income tax expense	56.4	53.6	64.9	8.6	$183.5

Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	8.1
Adjustment to amortization related to net realized gains and losses	—	—	—	(5.1)

Pre-tax operating earnings	$56.4	$53.6	$64.9	$11.6

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

(i)

change in Nationwide Corporation’s control of the Company through its beneficial ownership of 94.5% of the combined voting power of all the outstanding common stock and 63.1% of the economic interest in the Company;

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

(xii)	general economic and business conditions that are less favorable than expected;

(xiii)	competitive, regulatory or tax changes that affect the cost of, or demand for, the Company’s products;

(xiv)	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

(xv)	settlement of tax liabilities for amounts that differ significantly from those recorded on the balance sheets;

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

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of the Company that market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), an indirect wholly-owned subsidiary; NFN producers; and Mullin TBG Insurance Agency Services, LLC (Mullin TBG), a joint venture between the Company’s majority-owned subsidiary, TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial), and MC Insurance Agency Services, LLC d/b/a Mullin Consulting (Mullin Consulting). The Company also distributes retirement savings products through the agency distribution force of its ultimate majority parent company, Nationwide Mutual Insurance Company (NMIC).

As a result of its initial public offering in March 1997 and subsequent stock related transactions since that date, 36.9% of the economic interest in NFS is publicly owned, with the remainder owned by Nationwide Corporation (Nationwide Corp.), which is a majority-owned subsidiary of NMIC.

Business Segments

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 10 – Segment Information for a discussion of reportable segments, including the components of each segment.

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended March 31,
(in millions)	2007	2006	Change
Individual Investments	$51.0	$56.4	(10)%
Retirement Plans	50.1	53.6	(7)%
Individual Protection	82.9	64.9	28%
Corporate and Other	33.6	11.6	190%

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

Management makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are reported in realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair values of derivatives qualifying as fair value hedges and the related changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of derivatives that do not qualify for hedge accounting treatment (non-qualifying derivatives); and periodic net coupon settlements on non-qualifying derivatives.

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

In particular, the Company’s profitability is driven by fee income on separate account products, general and separate account asset levels, and management’s ability to manage interest spread income. While asset fees are largely at guaranteed annual rates, amounts earned vary directly with the underlying performance of the separate accounts. Interest spread income is comprised of net investment income, excluding any applicable allocated charges for invested capital, less interest credited to policyholder account values. Interest spread income can vary depending on crediting rates offered by the Company; performance of the investment portfolio, including the rate of prepayments; changes in market interest rates and the level of invested assets; the competitive environment; and other factors.

In addition, life insurance profits are significantly impacted by mortality, morbidity and persistency experience.

Discontinued Operations

Effective March 31, 2007, the Company completed the sale of The 401(k) Company for $115.0 million in cash, subject to a post-closing adjustment, and recorded a $45.5 million gain, net of taxes. The results of operations of The 401(k) Company and the gain on sale are reflected as discontinued operations in the condensed consolidated statements of income. In addition, the sales tables and “Other Data” section of the Retirement Plans segment table in the subsequent portions of Part I – Financial Information, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) exclude amounts applicable to The 401(k) Company.

Cumulative Effect of Adoption of Accounting Principle

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). The Company adopted SOP 05-1 effective January 1, 2007, which resulted in a $6.0 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 3 – Recently Issued Accounting Standards for a complete description of SOP 05-1.

Nationwide Bank

The Company made an application to the Office of Thrift Supervision of the U.S. Department of the Treasury (OTS) to expand the powers of Nationwide Trust Company, FSB a division of Nationwide Bank (NTC) to include the full range of activities permissible for savings associations under the Home Owners’ Loan Act of 1933 and OTS regulations and to operate under the name Nationwide Bank. The OTS approved this application on April 18, 2006. Nationwide Bank and Nationwide Federal Credit Union (NFCU) entered into an Agreement and Plan of Merger, dated as of June 16, 2006, pursuant to which Nationwide Bank would acquire 100% of the ownership interests in NFCU for $79.0 million in cash. The merger transaction was subject to a vote of the members of NFCU and approvals by certain federal regulatory agencies, including the OTS, the National Credit Union Administration (NCUA) and the Federal Deposit Insurance Corporation. The application to seek member vote on the proposed merger was approved by the NCUA on July 20, 2006. The members of NFCU approved the transaction at a special meeting on November 1, 2006. On November 6, 2006, the NCUA approved the methods and procedures used in the membership vote. On December 1, 2006 and December 15, 2006, Nationwide Bank received final regulatory approvals from the Federal Deposit Insurance Corporation and the OTS, respectively, to finalize its merger with NFCU. The merger was effective January 1, 2007, with payment of merger consideration to the NFCU membership on January 8, 2007, on a pro rata basis according to the members’ deposit account balances as of March 31, 2006.

Acquisition

On November 2, 2006, NFS and NMIC announced that they were in discussions regarding the Philadelphia-based retail asset management operations of NWD Investment Management, Inc. (NWD), an affiliate formerly known as Gartmore Global Investments, Inc. On December 21, 2006, NFS and NMIC announced that they had reached an agreement outlining the preliminary terms for NFS’ purchase of NWD. On February 2, 2007, NFS entered into a stock purchase agreement with Nationwide Corp. (the direct owner of NWD). The purchase price of the transaction was $240.2 million in cash, subject to an adjustment based on the final April 30, 2007 balance sheet. The transaction closed on April 30, 2007. NWD will be known as Nationwide Funds Group going forward.

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

Note 2 to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K provides a summary of significant accounting policies. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 3 – Recently Issued Accounting Standards for a discussion of recently issued accounting standards. The Company’s critical accounting policies have not changed materially from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

Results of Operations

First Quarter – 2007 Compared to 2006

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended March 31,
(in millions)	2007	2006	Change
Revenues:
Policy charges:
Asset fees	$184.2	$168.9	9%
Cost of insurance charges	104.1	98.9	5%
Administrative fees	29.0	30.2	(4)%
Surrender fees	18.6	23.0	(19)%

Total policy charges	335.9	321.0	5%
Traditional life insurance and immediate annuity premiums	110.4	107.8	2%
Net investment income	574.5	577.3	—
Net realized losses on investments, hedging instruments and hedged items	(11.4)	(6.8)	NM
Other income	105.9	83.1	27%

Total revenues	1,115.3	1,082.4	3%

Benefits and expenses:
Interest credited to policyholder account values	334.8	342.1	(2)%
Life insurance and annuity benefits	153.6	156.1	(2)%
Policyholder dividends on participating policies	21.3	20.2	5%
Amortization of DAC	133.2	120.6	10%
Amortization of VOBA	10.3	11.6	(11)%
Interest expense on debt	24.8	26.1	(5)%
Other operating expenses	230.7	222.2	4%

Total benefits and expenses	908.7	898.9	1%

Income from continuing operations before federal income tax expense	206.6	183.5	13%
Federal income tax expense	43.3	41.2	5%

Income from continuing operations	163.3	142.3	15%
Discontinued operations, net of taxes	45.9	—	NM
Cumulative effect of adoption of accounting principle, net of taxes	(6.0)	—	NM

Net income	$203.2	$142.3	43%

The increase in net income was driven by the $45.5 million gain on the sale of The 401(k) Company as described previously. In addition, the Company recorded higher income from continuing operations before federal income tax expense primarily due to higher other income and asset fees, partially offset by increases in amortization of DAC, other operating expenses, and net realized losses on investments, hedging instruments and hedged items.

Other income increased primarily in the Corporate and Other segment as Nationwide Bank completed its first quarter of full-service operations. The Retirement Plans segment also contributed to the increase due to higher average assets driven by strong market performance.

Asset fees increased primarily due to higher average separate account values driven by favorable market performance in the Individual Investments segment.

Amortization of DAC increased primarily due to universal life true-ups and higher actual gross profits for the variable universal life business within the Individual Protection segment.

The increase in other operating expenses occurred within the Retirement Plans and Corporate and Other segments, partially offset by a decline in Individual Protection. Retirement Plans experienced higher general operating expenses primarily related to investments in technology and infrastructure, while Corporate and Other was impacted by the first quarter of full-service operations by Nationwide Bank as described above. The Individual Protection decline resulted from a goodwill impairment charge in 2006 related to the formation of a joint venture between TBG Financial and Mullin Consulting, lower TBG Financial expenses and decreased agency group commissions.

Net realized losses on investments, hedging instruments and hedged items increased primarily due to higher impairment charges, partially offset by higher gross realized gains on sales. During the first quarter of 2007, the Company recognized a $10.6 million impairment on an investment vehicle that holds the rights to certain motion pictures created and/or distributed by a major entertainment company.

The effective tax rate was relatively stable at 21.0% in the first quarter of 2007 compared to 22.5% in the first quarter of 2006.

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

Sales, as reported by the Company, are stated net of internal replacements, which management believes provides a more meaningful disclosure of production in a given period. In addition, the Company’s definition of sales excludes funding agreements issued under the Company’s MTN program; asset transfers associated with large case bank-owned life insurance and large case retirement plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, their production flows potentially can mask trends in the underlying business and thus do not provide meaningful comparisons and analyses.

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

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under IRC Section 457. The Company utilizes its endorsement by the National Association of Counties, The United States Conference of Mayors and The International Association of Fire Fighters when marketing IRC Section 457 products.

First Quarter – 2007 Compared to 2006

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended March 31,
(in millions)	2007	2006	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$1,166.9	$912.5	28%
Private label annuities	73.2	73.0	—
NFN and other	0.9	0.9	—

Total individual variable annuities	1,241.0	986.4	26%
Individual fixed annuities	37.3	39.5	(6)%
Income products	55.5	58.5	(5)%
Advisory services program	36.8	62.6	(41)%

Total Individual Investments	1,370.6	1,147.0	19%

Retirement Plans
Private sector:
Group annuity products	318.5	351.0	(9)%
Group trust products	1,487.4	1,277.5	16%

Total group products	1,805.9	1,628.5	11%
NFN products	35.9	56.5	(36)%
Other	21.0	12.6	67%

Total private sector	1,862.8	1,697.6	10%

Public sector:
IRC Section 457 annuities	389.7	407.3	(4)%
Administration-only agreements	684.6	612.6	12%

Total public sector	1,074.3	1,019.9	5%

Total Retirement Plans	2,937.1	2,717.5	8%

Individual Protection
Corporate-owned life insurance	203.2	282.2	(28)%
Traditional/universal life insurance	122.8	118.1	4%
The BEST of AMERICA variable life series	108.7	110.1	(1)%
NFN variable life products	52.2	56.2	(7)%

Total Individual Protection	486.9	566.6	(14)%

Total sales	$4,794.6	$4,431.1	8%

See Part I – Financial Information, Item 2 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended March 31,
(in millions)	2007	2006	Change
Non-affiliated:
Independent broker/dealers	$1,708.7	$1,487.8	15%
Wirehouse and regional firms	679.7	590.1	15%
Financial institutions	590.5	523.7	13%
Pension plan administrators	175.8	135.9	29%
Life insurance specialists	88.3	172.6	(49)%

Total non-affiliated sales	3,243.0	2,910.1	11%

Affiliated:
NRS	1,082.2	1,028.5	5%
Nationwide agents	196.1	196.4	—
NFN producers	158.3	185.7	(15)%
Mullin TBG	115.0	110.4	4%

Total affiliated sales	1,551.6	1,521.0	2%

Total sales	$4,794.6	$4,431.1	8%

The increase in total sales primarily was driven by higher individual variable annuity sales in the Individual Investments segment as a result of the strong performance of the Lifetime Income (L.INC) product rider introduced in 2006. Also contributing to the overall increase were improved sales in the Retirement Plans segment, led by higher group trust product sales in the private sector and administration-only agreements in the public sector. Lower sales of corporate-owned life insurance (COLI) in the Individual Protection segment partially offset these increases.

Higher sales in the independent broker/dealers, wirehouse and regional firms and financial institutions channels primarily were driven by variable annuity products, specifically products offering the L.INC rider mentioned above.

Sales decreased through the life insurance specialists channel due to the addition of two large COLI cases during the prior year quarter. However, quarterly sales fluctuations are normal and expected for corporate products.

Business Segments

Individual Investments

First Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended March 31,
(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$137.8	$124.0	11%
Administrative fees	6.3	4.6	37%
Surrender fees	12.6	15.2	(17)%

Total policy charges	156.7	143.8	9%
Premiums on income products	33.5	31.9	5%
Net investment income	174.0	206.4	(16)%
Other income	0.8	0.5	60%

Total revenues	365.0	382.6	(5)%

Benefits and expenses:
Interest credited to policyholder account values	118.2	137.7	(14)%
Annuity benefits and claims	46.6	41.0	14%
Amortization of DAC	99.5	97.6	2%
Amortization of VOBA	1.3	2.3	(43)%
Other operating expenses	48.4	47.6	2%

Total benefits and expenses	314.0	326.2	(4)%

Pre-tax operating earnings	$51.0	$56.4	(10)%

Other Data
Sales:
Individual variable annuities	$1,241.0	$986.4	26%
Individual fixed annuities	37.3	39.5	(6)%
Income products	55.5	58.5	(5)%
Advisory services program	36.8	62.6	(41)%

Total sales	$1,370.6	$1,147.0	19%

Average account values:
General account	$12,664.0	$14,825.4	(15)%
Separate account	39,726.2	36,504.3	9%
Advisory services program	607.0	443.3	37%

Total average account values	$52,997.2	$51,773.0	2%

Account values as of period end:
Individual variable annuities	$44,211.7	$42,071.5	5%
Individual fixed annuities	6,158.4	7,746.6	(21)%
Income products	2,043.8	2,025.1	1%
Advisory services program	616.8	475.0	30%

Total account values	$53,030.7	$52,318.2	1%

Interest spread margin:
Net investment income	5.71%	5.74%
Interest credited	3.73%	3.72%

Interest spread on average general account values	1.98%	2.02%

Pre-tax operating earnings to average account values	0.38%	0.44%

The decrease in pre-tax operating earnings primarily was due to lower interest spread income and an increase in annuity benefits and claims. Higher asset fees partially offset the overall decrease.

Interest spread income declined primarily due to lower general account assets caused by fixed annuity outflows, which accounted for $10.0 million of the $12.9 million total decline. In addition, interest spread margins tightened during the first quarter of 2007 to 198 basis points compared to 202 basis points in the same quarter a year ago. However, the current quarter included 15 basis points, or $4.8 million, of income from mortgage loan prepayments and bond call premiums compared to 11 basis points, or $4.1 million, in the same quarter a year ago. For full year 2007, the Company expects interest spread margins to tighten compared to 2006 and projects full year margins of 185 to 190 basis points, including a nominal level of prepayment activity.

Higher annuity benefits and claims were driven by increased guaranteed benefit expenses related to growth in business with living benefit features.

Asset fees, which are calculated daily and charged as a percentage of separate account values, increased primarily due to higher average separate account values driven by favorable market performance. This factor contributed $11.2 million of the increase. Additionally, the average variable asset fee rate increased to 1.39% from 1.36% in the prior year.

Higher sales in the individual variable annuity business were driven by the L.INC product rider and a more targeted sales process. Sales of products with the L.INC rider accounted for $329.6 million of the increase in sales compared to the same period a year ago.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of March 31, 2007:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,220.9	4.16%	$—	N/A	$1,220.9	4.16%
Minimum interest rate of 3.00% to 3.49%	1,937.9	4.53%	4,423.6	3.14%	—	N/A	6,361.5	3.56%
Minimum interest rate lower than 3.00%	845.3	3.33%	397.3	3.51%	44.7	3.94%	1,287.3	3.41%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,620.6	2.87%	1,620.6	2.87%

Total deferred individual fixed annuities	$2,783.2	4.17%	$6,041.8	3.37%	$1,665.3	2.90%	$10,490.3	3.51%

Retirement Plans

First Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended March 31,
(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$33.7	$33.9	(1)%
Administrative fees	2.6	2.7	(4)%
Surrender fees	1.0	1.5	(33)%

Total policy charges	37.3	38.1	(2)%
Net investment income	165.5	164.2	1%
Other income	76.2	67.1	14%

Total revenues	279.0	269.4	4%

Benefits and expenses:
Interest credited to policyholder account values	111.1	113.2	(2)%
Amortization of DAC	9.8	10.1	(3)%
Amortization of VOBA	0.4	1.1	(64)%
Other operating expenses	107.6	91.4	18%

Total benefits and expenses	228.9	215.8	6%

Pre-tax operating earnings	$50.1	$53.6	(7)%

Other Data
Sales:
Private sector	$1,862.8	$1,697.6	10%
Public sector	1,074.3	1,019.9	5%

Total sales	$2,937.1	$2,717.5	8%

Average account values:
General account	$11,175.4	$11,241.2	(1)%
Separate account	18,441.8	19,298.8	(4)%
Non-insurance assets	19,314.3	15,258.6	27%
Administration-only	28,314.4	24,941.4	14%

Total average account values	$77,245.9	$70,740.0	9%

Account values as of period end:
Private sector	$32,927.9	$29,900.0	10%
Public sector	44,966.9	41,729.2	8%

Total account values	$77,894.8	$71,629.2	9%

Interest spread margin:
Net investment income	5.92%	5.84%
Interest credited	3.97%	4.03%

Interest spread on average general account values	1.95%	1.81%

Pre-tax operating earnings to average account values	0.26%	0.30%

The decrease in pre-tax operating earnings primarily was driven by higher other operating expenses, partially offset by higher other income and interest spread income.

The increase in other operating expenses reflects higher general operating expenses of $11.4 million due to investments in technology and infrastructure, including $2.6 million in software amortization related to a new administrative platform placed into service during the second quarter of 2006. In addition, trail commissions increased $4.7 million from higher average assets and asset-based variable expenses. Trail commissions represent compensation paid to the Company’s producing firms based on the level of assets under management rather than new deposits made in a given time period. Instead of paying a one-time amount at the point of sale, a smaller payment is made each period that the business remains in force. In some cases, a combination of both types of compensation is paid.

The increase in other income, which includes administrative fees from non-insurance retirement and deferred compensation plans and asset-based fees from the NTC small-plan 401(k) platform, was due to higher fees and mutual fund payments of $7.5 million and $2.1 million, respectively, resulting from higher average assets.

Interest spread income increased primarily due to a lower average crediting rate. Interest spread margins increased to 195 basis points in the first quarter of 2007 compared to 181 basis points for the comparable quarter a year ago. Included in the current quarter were 11 basis points, or $3.0 million, of income from mortgage loan prepayments and bond call premiums compared to 9 basis points, or $2.5 million, in the same quarter a year ago. For full year 2007, the Company expects interest spread margins consistent with 2006 and projects full year margins of 180 to 185 basis points, including a nominal level of prepayment activity.

Higher private sector sales continued to be driven by strong case growth from existing broker/dealer relationships.

Public sector sales growth was due to increased flows from existing cases and higher rates of plan transfers-in.

Individual Protection

First Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended March 31,
(in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$12.7	$11.0	15%
Cost of insurance charges	104.1	99.0	5%
Administrative fees	20.1	22.9	(12)%
Surrender fees	5.0	6.2	(19)%

Total policy charges	141.9	139.1	2%
Traditional life insurance premiums	76.9	75.9	1%
Net investment income	119.6	116.2	3%
Other income	4.1	7.2	(43)%

Total revenues	342.5	338.4	1%

Benefits and expenses:
Interest credited to policyholder account values	47.3	45.6	4%
Life insurance benefits	107.0	115.1	(7)%
Policyholder dividends on participating policies	21.3	20.2	5%
Amortization of DAC	26.4	18.0	47%
Amortization of VOBA	8.6	8.1	6%
Other operating expenses	49.0	66.5	(26)%

Total benefits and expenses	259.6	273.5	(5)%

Pre-tax operating earnings	$82.9	$64.9	28%

Other Data
Sales:
Corporate-owned life insurance	$203.2	$282.2	(28)%
Traditional/universal life insurance	122.8	118.1	4%
The BEST of AMERICA variable life series	108.7	110.1	(1)%
NFN variable life products	52.2	56.2	(7)%

Total sales	$486.9	$566.6	(14)%

Policy reserves as of period end:
Individual investment life insurance	$5,927.3	$5,573.1	6%
Corporate investment life insurance	8,703.9	7,140.8	22%
Traditional life insurance	4,153.8	4,210.3	(1)%
Universal life insurance	1,169.3	1,108.1	6%

Total policy reserves	$19,954.3	$18,032.3	11%

Insurance in force as of period end:
Individual investment life insurance	$57,748.8	$57,164.1	1%
Corporate investment life insurance	24,869.6	23,964.0	4%
Traditional life insurance	40,504.2	37,678.6	7%
Universal life insurance	10,082.2	9,192.6	10%

Total insurance in force	$133,204.8	$127,999.3	4%

The increase in pre-tax operating earnings primarily was due to lower other operating expenses and lower life insurance benefits and higher cost of insurance charges. Higher amortization of DAC partially offset the overall increase.

The decrease in other operating expenses was driven by three main factors. First, the prior year included a $5.5 million goodwill impairment charge related to the formation of a joint venture in 2006 between TBG Financial and Mullin Consulting. In addition, TBG Financial expenses declined by $4.9 million due to NFS’ diluted ownership percentage related to the aforementioned joint venture. However, TBG Financial total revenues also declined. Lastly, agency group commissions were $3.6 million lower primarily due to decreased production.

Lower life insurance benefits were driven by favorable mortality in the variable universal life business in 2007 compared to the prior year, partially offset by a $3.3 million waiver of premium reserve release in fixed life during the first quarter of 2006.

Cost of insurance charges increased due to increased business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges.

Higher amortization of DAC primarily was due to universal life true-ups which resulted in a $4.0 increase over the prior year. Higher actual gross profits for the variable universal life business accounted for the remainder of the increase.

Sales decreased primarily due to the addition of two large COLI cases during the prior year quarter. However, quarterly sales fluctuations are normal and expected for corporate products.

Corporate and Other

First Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended March 31,
(in millions)	2007	2006	Change
Statements of Income Data
Operating revenues:
Net investment income	$115.4	$90.5	28%
Other income	26.9	9.6	180%

Total operating revenues	142.3	100.1	42%

Benefits and operating expenses:
Interest credited to policyholder account values	58.2	45.6	28%
Interest expense on debt	24.6	25.9	(5)%
Other operating expenses	25.9	17.0	52%

Total benefits and operating expenses	108.7	88.5	23%

Pre-tax operating earnings	33.6	11.6	190%
Net realized losses on investments, hedging instruments and hedged items[1]	(13.5)	(8.1)	NM
Adjustment to amortization related to net realized gains and losses	2.5	5.1	NM

Income from continuing operations before federal income taxes	$22.6	$8.6	163%

Other Data
Customer funds managed and administered:
Funding agreements backing medium-term notes	$4,347.9	$4,122.0	5%
Nationwide Bank deposits	853.1	—	NM

Total customer funds managed and administered	$5,201.0	$4,122.0	26%

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

Pre-tax operating earnings increased primarily due to higher other income and interest spread income, partially offset by higher other operating expenses.

The increases in other income and other operating expenses primarily were due to Nationwide Bank beginning full-service operations in the first quarter of 2007, leading to higher fees, expenses and customer funds managed and administered in this segment.

Interest spread income increased due to higher average assets and returns on corporate assets driven by market performance.

Net realized losses on investments, hedging instruments and hedged items increased primarily due to higher impairment charges, partially offset by higher gross realized gains on sales. During the first quarter of 2007, the Company recognized a $10.6 million impairment on an investment vehicle that holds the rights to certain motion pictures created and/or distributed by a major entertainment company.

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended March 31,
(in millions)	2007	2006
Total realized gains on sales, net of hedging losses	$25.3	$12.7
Total realized losses on sales, net of hedging gains	(22.8)	(19.7)
Total other-than-temporary and other investment impairments	(13.3)	(0.9)
Credit default swaps	(0.3)	(0.2)
Periodic net coupon settlements on non-qualifying derivatives	0.6	0.6
Other derivatives	0.6	0.8
Trading portfolio valuation loss	(0.8)	(0.8)

Total realized losses before adjustments	(10.7)	(7.5)
Amounts credited to policyholder dividend obligation	(1.0)	0.1
Other	0.3	0.6

Net realized losses on investments, hedging instruments and hedged items	$(11.4)	$(6.8)

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

The following table summarizes for the three months ended March 31, 2007 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	March 31, 2007
(in millions)				Holdings[1]	Net unrealized gain (loss)
U.S. government securities that were sold at a loss in the first quarter of 2007. No impairment is necessary on the remaining holdings.	$333.3	$(8.9)	$—	$496.1	$45.0

An investment vehicle which represents ownership interests in a trust fund that consists primarily of mortgage loans. No impairment is necessary on the remaining holdings.	67.3	(2.0)	—	54.8	(1.4)

A financial services company that serves automotive dealers. No impairment is necessary on the remaining holdings.	24.9	(1.3)	—	22.8	0.3

A national owner and operator of office buildings and affiliate of a premier global private equity firm.	19.0	(1.0)	—	—	—

An investment vehicle that holds the rights to certain motion pictures created and/or distributed by a major entertainment company. An impairment was recognized in the first quarter of 2007.	—	—	(10.6)	0.4	—

Total	$444.5	$(13.2)	$(10.6)	$574.1	$43.9

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

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

The Company’s capital structure consists of long-term debt and shareholders’ equity. The following table summarizes the Company’s capital structure as of the dates indicated:

(in millions)	March 31, 2007	December 31, 2006
Long-term debt	$1,398.9	$1,398.5

Shareholders’ equity, excluding accumulated other comprehensive income	5,631.8	5,506.4
Accumulated other comprehensive income	83.6	31.9

Total shareholders’ equity	5,715.4	5,538.3

Total capital	$7,114.3	$6,936.8

NFS is a holding company whose principal assets are the common stock of NLIC and NLICA. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments and dividends from NLIC, NLICA and other subsidiaries.

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 5 – Shareholders’ Equity for a description of the Company’s share repurchase program and dividend restrictions and the resulting impact on liquidity.

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

Short-Term Debt

The Company has available as a source of funds a $1.00 billion revolving variable rate credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $2.60 billion and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of March 31, 2007, the Company and NLIC were in compliance with all covenants. The Company had no amounts outstanding under this agreement as of March 31, 2007. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had no commercial paper outstanding as of March 31, 2007 and December 31, 2006.

In addition, the Company has a majority-owned subsidiary that has available an annually renewable, $10.0 million variable rate line of credit agreement with a single financial institution. The line of credit is guaranteed by NFS and is included in the condensed consolidated balance sheets. The majority-owned subsidiary had $10.0 million outstanding on that line of credit as of March 31, 2007 and December 31, 2006.

The Company also has a wholly-owned subsidiary with a five-year letter of credit issuance agreement with a single financial institution to provide up to $50.0 million in letters of credit. The agreement was effective September 30, 2006 and is guaranteed by NFS. The wholly-owned subsidiary had issued $33.8 million in letters of credit from this facility as of March 31, 2007 and $24.7 million as of December 31, 2006.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. London Interbank Offered Rate. NLIC had $146.6 million and $75.2 million outstanding under this agreement as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, the Company had not provided any guarantees on such borrowings, either directly or indirectly.

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

The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of March 31, 2007, the Company was in compliance with all such covenants.

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

Guarantees

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 8 – Guarantees for a description of the potential impact on liquidity of the Company’s guarantees.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments have not changed materially from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

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

Investments

General

The Company’s assets are divided between separate account and general account assets. As of March 31, 2007, $71.29 billion (59%) of the Company’s total assets were held in separate accounts ($70.69 billion, or 59%, as of December 31, 2006) and $49.06 billion (41%) were held in the Company’s general account ($48.72 billion, or 41%, as of December 31, 2006), including $41.42 billion of general account investments ($41.20 billion as of December 31, 2006).

Separate account assets consist primarily of deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. After deducting fees or expense charges, the investment performance in the Company’s separate account assets is passed through to the Company’s customers.

The following table summarizes the Company’s consolidated general account investments by asset category as of the dates indicated:

	March 31, 2007		December 31, 2006
(dollars in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities	$28,356.6	68.5	$28,160.0	68.3
Equity securities	69.0	0.2	67.6	0.2
Trading assets	24.3	0.1	24.3	0.1
Mortgage loans on real estate, net	8,689.8	21.0	8,909.8	21.6
Real estate, net	67.8	0.2	76.7	0.2
Policy loans	974.6	2.3	966.9	2.3
Other long-term investments	770.0	1.8	780.1	1.9
Short-term investments	2,469.3	5.9	2,215.6	5.4

Total	$41,421.4	100.0	$41,201.0	100.0

The following table lists the ten largest fixed maturity investment holdings by amortized cost for both investment grade and non-investment grade securities included in the general account as of March 31, 2007 (excluding U.S. Treasury securities, obligations of U.S. Government corporations, and agency bonds not backed by the full faith and credit of the U.S. Government):

(in millions)	Predominant Rating	Amortized Cost		Predominant Rating	Amortized Cost
Investment Grade			Non-Investment Grade
CS First Boston Mortgage Securities Corporation	AAA	$179.1	Deluxe Corporation	BB-	$42.6
Countrywide Alternative Loan Trust	AAA	153.7	MGM Mirage	BB	41.5
Bear Sterns Commercial Mortgage Securities, Inc.	AA	152.2	Centennial Coal Company	BB	38.0
Morgan Stanley Capital I	AAA	135.7	Northwest Airlines, Inc.	BB	37.9
Master Asset Securitization Trust	AAA	111.6	Knight-Ridder, Inc.	BB+	37.5
Washington Mutual Mortgage	AAA	108.8	Buffalo Rock Company, Inc.	BB+	32.1
Morgan Stanley Dean Witter Capital I	AA	108.8	NRG Energy, Inc.	BB-	25.9
Structured Asset Securities Corporation	AAA	107.0	Avis Europe, PLC	BB	25.0
LB-UBS Commercial Mortgage Trust	AA	97.4	Edison International	BB+	24.8
Countrywide MBS, Inc.	AAA	96.7	Constellation Brands, Inc.	BB-	24.6

Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$209.7	$12.4	$1.6	$220.5
Agencies not backed by the full faith and credit of the U.S. Government	496.1	46.0	1.0	541.1
Obligations of states and political subdivisions	260.4	0.7	5.5	255.6
Debt securities issued by foreign governments	31.2	1.7	0.1	32.8
Corporate securities
Public	9,293.5	211.2	100.1	9,404.6
Private	6,306.3	132.1	66.4	6,372.0
Mortgage-backed securities – U.S. Government-backed	7,858.4	41.0	78.1	7,821.3
Asset-backed securities	3,699.4	43.0	33.7	3,708.7

Total fixed maturity securities	28,155.0	488.1	286.5	28,356.6
Equity securities	58.4	11.1	0.5	69.0

Total securities available-for-sale	$28,213.4	$499.2	$287.0	$28,425.6

December 31, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$179.0	$12.2	$2.1	$189.1
Agencies not backed by the full faith and credit of the U.S. Government	564.5	46.2	2.3	608.4
Obligations of states and political subdivisions	274.7	0.7	7.4	268.0
Debt securities issued by foreign governments	36.2	1.7	0.2	37.7
Corporate securities
Public	9,732.8	220.0	127.4	9,825.4
Private	6,605.1	131.5	83.8	6,652.8
Mortgage-backed securities – U.S. Government-backed	6,946.0	23.8	122.8	6,847.0
Asset-backed securities	3,728.9	45.5	42.8	3,731.6

Total fixed maturity securities	28,067.2	481.6	388.8	28,160.0
Equity securities	57.2	11.0	0.6	67.6

Total securities available-for-sale	$28,124.4	$492.6	$389.4	$28,227.6

The following table summarizes by time the gross unrealized losses on securities available-for-sale in an unrealized loss position as of the dates indicated:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
March 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$78.2	$0.7	$29.6	$0.9	$107.8	$1.6
Agencies not backed by the full faith and credit of the U.S. Government	5.0	—	104.8	1.0	109.8	1.0
Obligations of states and political subdivisions	82.9	0.6	149.2	4.9	232.1	5.5
Debt securities issued by foreign governments	—	—	1.3	0.1	1.3	0.1
Corporate securities
Public	2,230.1	23.7	3,250.6	76.4	5,480.7	100.1
Private	1,302.7	13.2	1,989.6	53.2	3,292.3	66.4
Mortgage-backed securities – U.S. Government-backed	658.8	3.1	3,555.6	75.0	4,214.4	78.1
Asset-backed securities	554.4	4.1	1,304.4	29.6	1,858.8	33.7

Total fixed maturity securities	4,912.1	45.4	10,385.1	241.1	15,297.2	286.5
Equity securities	17.9	0.2	3.4	0.3	21.3	0.5

Total	$4,930.0	$45.6	$10,388.5	$241.4	$15,318.5	$287.0

% of gross unrealized losses		16%		84%

December 31, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$66.5	$1.0	$29.9	$1.1	$96.4	$2.1
Agencies not backed by the full faith and credit of the U.S. Government	31.7	0.1	125.2	2.2	156.9	2.3
Obligations of states and political subdivisions	84.5	1.0	161.9	6.4	246.4	7.4
Debt securities issued by foreign governments	12.8	0.1	1.3	0.1	14.1	0.2
Corporate securities
Public	2,627.7	27.8	3,525.8	99.6	6,153.5	127.4
Private	1,288.6	15.0	2,165.1	68.8	3,453.7	83.8
Mortgage-backed securities – U.S. Government-backed	966.9	7.6	4,194.0	115.2	5,160.9	122.8
Asset-backed securities	580.2	4.5	1,475.0	38.3	2,055.2	42.8

Total fixed maturity securities	5,658.9	57.1	11,678.2	331.7	17,337.1	388.8
Equity securities	17.6	0.3	3.4	0.3	21.0	0.6

Total	$5,676.5	$57.4	$11,681.6	$332.0	$17,358.1	$389.4

% of gross unrealized losses		15%		85%

The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded and privately placed securities. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of March 31, 2007 and December 31, 2006.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of the dates indicated:

(in millions)		March 31, 2007		December 31, 2006
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$19,727.7	$19,807.0	$19,362.3	$19,351.3
2	Baa	6,787.2	6,875.8	6,928.8	6,997.2
3	Ba	1,100.0	1,108.9	1,091.5	1,101.6
4	B	511.1	524.9	647.8	659.8
5	Caa and lower	21.1	29.7	18.5	27.3
6	In or near default	7.9	10.3	18.3	22.8

	Total	$28,155.0	$28,356.6	$28,067.2	$28,160.0

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

Mortgage-Backed Securities

The Company’s general account mortgage-backed securities (MBS) portfolio is comprised of residential MBS investments. As of March 31, 2007, MBS investments totaled $7.82 billion (28%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $6.85 billion (24%) as of December 31, 2006.

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

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk varies by the type of MBS held. The Company limits its exposure to prepayments/extensions by including less volatile types of MBSs. As of March 31, 2007, $2.39 billion (31%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs) compared to $2.36 billion (34%) as of December 31, 2006. PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Most of the Company’s non-PAC MBSs possess varying degrees of cash flow structure and prepayment/extension risk. The MBS portfolio contained 13% of pure pass-throughs as of March 31, 2007 compared to 5% as of December 31, 2006.

The following table summarizes the distribution by investment type of the Company’s general account MBS portfolio as of the dates indicated:

	March 31, 2007		December 31, 2006
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Planned amortization class	$2,391.8	30.6	$2,362.9	34.4
Sequential	1,613.9	20.6	1,539.7	22.5
Non-accelerating securities – CMO	1,475.2	18.9	1,532.7	22.4
Multi-family mortgage pass-through certificates	998.3	12.8	367.5	5.4
Very accurately defined maturity	637.7	8.2	784.6	11.5
Accrual	110.7	1.4	116.8	1.7
Other	593.7	7.5	142.8	2.1

Total	$7,821.3	100.0	$6,847.0	100.0

Asset-Backed Securities

The Company’s general account asset-backed securities (ABS) portfolio includes home equity and credit card-backed ABS investments, among others. As of March 31, 2007, ABS investments were $3.71 billion (13%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $3.73 billion (13%) as of December 31, 2006.

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

The following table summarizes the distribution by investment type of the Company’s general account ABS portfolio as of the dates indicated:

	March 31, 2007		December 31, 2006
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Commercial mortgage-backed securities	$1,169.5	31.5	$1,245.8	33.5
Home equity/improvement	794.8	21.4	750.8	20.1
Trust preferred - residual income	352.6	9.5	326.5	8.7
Credit card-backed	299.8	8.1	398.1	10.7
CBO/CLO/CDO	274.4	7.4	225.6	6.0
Non-accelerated securities	189.3	5.1	189.6	5.1
Enhanced equity/equity trust certificates	136.9	3.7	146.9	3.9
Pass-through certificate	105.1	2.8	110.0	2.9
Student loans	84.9	2.3	84.5	2.3
Franchise/business loan	55.1	1.5	57.8	1.5
Other	246.3	6.7	196.0	5.3

Total	$3,708.7	100.0	$3,731.6	100.0

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

Mortgage Loans

As of March 31, 2007, general account mortgage loans were $8.70 billion (21%) of the carrying value of consolidated general account investments compared to $8.91 billion (22%) as of December 31, 2006. Substantially all of these loans were commercial mortgage loans. Commitments to fund mortgage loans of $159.8 million were outstanding as of March 31, 2007 compared to $139.5 million as of December 31, 2006.

The table below summarizes the carrying values of mortgage loans by regional exposure and type of collateral as of March 31, 2006:

(in millions)	Office	Warehouse	Retail	Apartment & Other	Total
New England	$175.2	$15.2	$85.9	$94.4	$370.7
Middle Atlantic	177.6	323.3	321.9	181.4	1,004.2
East North Central	95.9	237.6	605.8	515.8	1,455.1
West North Central	38.9	89.5	65.3	143.3	337.0
South Atlantic	184.5	489.1	801.7	680.3	2,155.6
East South Central	30.7	57.5	122.3	154.0	364.5
West South Central	27.3	164.7	177.5	241.1	610.6
Mountain	114.5	136.0	208.9	347.3	806.7
Pacific	348.9	434.9	452.0	360.8	1,596.6

Total principal	$1,193.5	$1,947.8	$2,841.3	$2,718.4	8,701.0

Valuation allowance					(33.0)
Unamortized premium					16.1
Cumulative change in fair value of hedged mortgage loans and commitments					5.7

Total mortgage loans on real estate, net					$8,689.8

As of March 31, 2007, the Company’s largest exposure to any single borrowing group was $801.7 million, or 9%, of the Company’s general account mortgage loan portfolio, compared to $886.4 million, or 10%, as of December 31, 2006.

As of March 31, 2007 and December 2006, the Company’s mortgage loans classified as delinquent, foreclosed and restructured were immaterial as a percentage of the total mortgage loan portfolio.

Securities Lending

The Company, through an agent, lends certain portfolio holdings and in turn receives cash collateral with the objective of increasing the yield on its investments. The cash collateral is invested in high-quality, short-term investments. The Company’s policy requires the maintenance of collateral of a minimum of 102% of the fair value of the securities loaned. Net returns on the investments, after payment of a rebate to the borrower, are shared between the Company and its agent. Both the borrower and the Company can request or return the loaned securities at any time. The Company maintains ownership of the loaned securities at all times and is entitled to receive from the borrower any payments for interest or dividends received on such securities during the loan term. The Company recognizes loaned securities as part of its investments available-for-sale. The Company also recognizes the short-term investments acquired with the cash collateral and its obligation to return such collateral to the borrower in short-term investments and other liabilities, respectively.

As of March 31, 2007 and December 31, 2006, the Company had received $930.0 million and $886.7 million, respectively, of cash collateral on securities lending and $198.9 million and $171.0 million, respectively, of cash for derivative collateral. The Company had not received any non-cash collateral on securities lending as of March 31, 2007 and December 31, 2006. As of March 31, 2007 and December 31, 2006, the Company had loaned securities with a fair value of $904.6 million and $859.9 million, respectively. The Company also held $14.8 million and $12.8 million of securities as off-balance sheet collateral on derivative transactions as of March 31, 2007 and December 31, 2006, respectively.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risks have not changed materially from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1 Legal Proceedings

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 7 – Contingencies – Legal Matters for a discussion of legal proceedings.

ITEM 1A Risk Factors

The Company’s risk factors have not changed materially from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

ITEM 2 Unregistered Sales of Equity Securities and Use Of Proceeds

Pursuant to the Nationwide Financial Services, Inc. Second Amended and Restated Stock Retainer Plan for Non-Employee Directors (Director Stock Retainer Plan), 92 restricted shares of Class A common stock were issued by NFS to the Chairman of the Board of Directors during the first quarter of 2007, at an average price of $53.83 per share. This was a partial payment of the supplemental annual retainer of $40,000, paid one-half in cash and one-half in restricted shares of the Company’s Class A common stock, for the Chairman’s additional duties. This supplemental retainer of cash and restricted stock is paid in monthly installments. The issuance of such restricted shares in partial payment of the supplemental retainer is exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) thereof.

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements – Note 5 – Shareholders’ Equity for a discussion of the Company’s stock repurchase program.

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of NFS’ equity securities by NFS or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, during the Company’s first quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate value of shares that may yet be purchased under the programs (in millions)
January 2007	375,000	$53.89	375,000	$12.2
February 2007	223,834	54.29	223,834	450.0
March 2007	702,800	53.24	702,800	412.6

Total	1,301,634	53.62	1,301,634

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Submission of Matters to a Vote of Security Holders

None.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

10.1

Purchase Agreement between Nationwide Financial Services, Inc. and Nationwide Corporation, dated February 2, 2007 (previously filed as Exhibit 10.1 to Form 8-K, Commission File Number 1-12785, filed February 6, 2007, and incorporated herein by reference)

10.2	Purchase Agreement between Nationwide Financial Services, Inc. and UBS AG, London Branch, dated April 5, 2007

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy G. Frommeyer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

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

NATIONWIDE FINANCIAL SERVICES, INC.
(Registrant)

Date: May 4, 2007	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President – Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)