Form 10-Q
period 2007-06-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 2007-08-02
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Yes  ☐    No  ☒

As of July 27, 2007, the registrant had 51,496,521 shares outstanding of its Class A common stock (par value $0.01 per share) and 91,778,717 shares outstanding of its Class B common stock (par value $0.01 per share).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Policy charges	$343.1	$337.6	$679.0	$658.6
Traditional life insurance and immediate annuity premiums	104.9	109.7	215.3	217.5
Net investment income	577.8	572.2	1,158.2	1,149.6
Net realized losses on investments, hedging instruments and hedged items	(2.6)	(9.9)	(14.0)	(16.7)
Other income	149.9	125.6	298.6	248.9

Total revenues	1,173.1	1,135.2	2,337.1	2,257.9

Benefits and expenses:
Interest credited to policyholder account values	337.0	345.7	679.1	687.8
Life insurance and annuity benefits	186.1	156.4	339.7	312.5
Policyholder dividends on participating policies	20.0	24.5	41.3	44.7
Amortization of deferred policy acquisition costs	18.3	126.0	151.5	246.6
Amortization of value of business acquired	15.4	12.5	25.7	24.1
Interest expense on debt	27.6	25.1	52.4	51.2
Debt extinguishment costs	10.2	—	10.2	—
Other operating expenses	280.5	253.0	544.9	517.5

Total benefits and expenses	895.1	943.2	1,844.8	1,884.4

Income from continuing operations before federal income tax expense (benefit)	278.0	192.0	492.3	373.5
Federal income tax expense (benefit)	80.7	(70.7)	126.6	(30.2)

Income from continuing operations	197.3	262.7	365.7	403.7
Discontinued operations, net of taxes	—	—	45.9	—
Cumulative effect of adoption of accounting principle, net of taxes	—	—	(6.0)	—

Net income	$197.3	$262.7	$405.6	$403.7

Earnings from continuing operations per common share:
Basic	$1.38	$1.76	$2.53	$2.68
Diluted	$1.37	$1.75	$2.51	$2.67

Earnings per common share:
Basic	$1.38	$1.76	$2.80	$2.68
Diluted	$1.37	$1.75	$2.78	$2.67

Weighted average common shares outstanding:
Basic	143.2	149.2	144.6	150.7
Diluted	144.3	149.9	145.7	151.4

Cash dividends declared per common share	$0.26	$0.23	$0.52	$0.46

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $27,671.7 in 2007; $28,067.2 in 2006)	$27,479.5	$28,160.0
Equity securities (cost $59.6 in 2007; $57.2 in 2006)	71.3	67.6
Trading assets, at fair value	28.2	24.3
Mortgage loans on real estate, net	8,457.5	8,909.8
Real estate, net	65.2	76.7
Policy loans	991.5	966.9
Other long-term investments	787.7	780.1
Short-term investments, including amounts managed by a related party	1,756.9	2,215.6

Total investments	39,637.8	41,201.0

Cash	45.3	83.4
Accrued investment income	350.9	373.8
Deferred policy acquisition costs	4,051.1	3,851.0
Value of business acquired	370.8	392.7
Goodwill	341.7	359.0
Other assets	2,799.9	2,575.5
Assets held in separate accounts	73,792.8	70,694.7

Total assets	$121,390.3	$119,531.1

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$36,453.5	$38,097.8
Short-term debt	249.7	85.2
Long-term debt	1,499.7	1,398.5
Other liabilities	3,941.4	3,632.2
Liabilities related to separate accounts	73,792.8	70,694.7

Total liabilities	115,937.1	113,908.4

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized - 50.0 shares; issued and outstanding - none	—	—
Class A common stock, $0.01 par value; authorized - 750.0 shares; issued - 71.3 and 69.7 shares in 2007 and 2006, respectively; outstanding - 51.4 and 54.2 shares in 2007 and 2006, respectively	0.7	0.7
Class B common stock, $0.01 par value; authorized - 750.0 shares; issued and outstanding - 91.8 shares shares in 2007 and 2006	1.0	1.0
Additional paid-in capital	1,775.0	1,688.5
Retained earnings	4,707.7	4,618.5
Accumulated other comprehensive (loss) income	(69.1)	31.9
Treasury stock	(960.6)	(716.3)
Other, net	(1.5)	(1.6)

Total shareholders’ equity	5,453.2	5,622.7

Total liabilities and shareholders’ equity	$121,390.3	$119,531.1

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 30, 2007 and 2006

(Unaudited)

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Other, net	Total shareholders’ equity
Balance as of December 31, 2005	$0.7	$1.0	$1,560.0	$4,031.1	$100.7	$(304.2)	$(1.7)	$5,387.6
Cash dividends declared	—	—	—	(68.7)	—	—	—	(68.7)
Common shares repurchased under announced program	—	—	—	—	—	(185.3)	—	(185.3)
Stock options exercised	—	—	37.9	—	—	—	—	37.9
Other, net	—	—	17.2	—	—	—	0.1	17.3
Comprehensive income:
Net income	—	—	—	403.7	—	—	—	403.7
Other comprehensive loss, net of taxes	—	—	—	—	(302.7)	—	—	(302.7)

Total comprehensive income								101.0

Balance as of June 30, 2006	$0.7	$1.0	$1,615.1	$4,366.1	$(202.0)	$(489.5)	$(1.6)	$5,289.8

Balance as of December 31, 2006	$0.7	$1.0	$1,688.5	$4,618.5	$31.9	$(716.3)	$(1.6)	$5,622.7
Cash dividends declared	—	—	—	(117.9)	—	—	—	(117.9)
Common shares repurchased under announced program	—	—	(0.6)	—	—	(244.3)	—	(244.9)
Stock options exercised	—	—	68.6	—	—	—	—	68.6
Nationwide Funds Group acquisition, net (see Note 2)	—	—	12.1	(198.5)	—	—	—	(186.4)
Other, net	—	—	6.4	—	—	—	0.1	6.5
Comprehensive income:
Net income	—	—	—	405.6	—	—	—	405.6
Other comprehensive loss, net of taxes	—	—	—	—	(101.0)	—	—	(101.0)

Total comprehensive income								304.6

Balance as of June 30, 2007	$0.7	$1.0	$1,775.0	$4,707.7	$(69.1)	$(960.6)	$(1.5)	$5,453.2

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$405.6	$403.7
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of subsidiary	(45.5)	—
Net realized losses on investments, hedging instruments and hedged items	14.0	16.7
Interest credited to policyholder account values	679.1	687.8
Capitalization of deferred policy acquisition costs	(302.9)	(282.5)
Amortization of deferred policy acquisition costs	151.5	246.6
Amortization and depreciation, excluding debt extinguishment costs	50.1	63.1
Debt extinguishment costs (non-cash)	10.2	—
Increase in other assets	(200.3)	(107.0)
Increase in policy and other liabilities	564.1	131.6
Other, net	11.4	14.8

Net cash provided by operating activities	1,337.3	1,174.8

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	2,480.1	2,769.8
Proceeds from sale of securities available-for-sale	2,995.4	1,835.4
Proceeds from repayments or sales of mortgage loans on real estate	1,219.5	1,115.8
Cost of securities available-for-sale acquired	(5,022.2)	(3,217.8)
Cost of mortgage loans on real estate originated or acquired	(773.4)	(1,069.1)
Net decrease (increase) in short-term investments	458.7	(100.2)
Collateral paid – securities lending, net	(74.0)	(305.7)
Proceeds from sale of subsidiary - discontinued operations	115.4	—
Payment of merger consideration	(79.0)	—
Acquisition of subsidiary	(240.2)	—
Other, net	(6.2)	18.7

Net cash provided by investing activities	1,074.1	1,046.9

Cash flows from financing activities:
Net increase (decrease) in short-term debt	164.5	(62.5)
Net proceeds from issuance of long-term debt	395.4	—
Principal payments on long-term debt	(300.0)	—
Cash dividends paid	(113.5)	(63.9)
Investment and universal life insurance product deposits	1,746.4	1,465.6
Investment and universal life insurance product withdrawals	(4,227.6)	(3,416.5)
Common shares repurchased under announced program	(244.3)	(183.1)
Other, net	129.6	48.2

Net cash used in financing activities	(2,449.5)	(2,212.2)

Net (decrease) increase in cash	(38.1)	9.5
Cash, beginning of period	83.4	49.5

Cash, end of period	$45.3	$59.0

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007 and 2006

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

(2)	Summary of Significant Accounting Policies

A complete summary of the Company’s significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K. During the quarter ended June 30, 2007, there have been no material changes to these policies except as noted below.

Nationwide Funds Group Acquisition

On February 2, 2007, NFS entered into a stock purchase agreement with Nationwide Corporation to acquire the Philadelphia-based retail asset management operations of NWD Investment Management, Inc. (NWD). The transaction closed on April 30, 2007 with a final purchase price of $244.2 million. NWD is now known as Nationwide Funds Group (NFG). The purchase was accounted for at historical cost in a manner similar to a pooling of interests because the involved entities are under common control. NFG is reflected in the Company’s current and prior period condensed consolidated financial statements at the historical cost of the transferred net assets to provide comparative information as though the companies were combined for all periods presented. The excess purchase price over the historical cost of the acquired net assets was accounted for as a $198.5 million equity transaction. In addition, during the second quarter of 2007 but prior to the acquisition date, NFG paid a $42.0 million dividend to Nationwide Corporation.

Change in Accounting Principle

Historically, the Company accrued for legal costs associated with litigation defense and regulatory investigations by estimating the ultimate costs of such activity. Beginning April 1, 2007, the Company’s accrual for such legal expenses includes only the amount for services that have been provided but not yet paid. The Company believes the newly adopted accounting principle is preferable because it more accurately reflects expenses in the periods in which they are incurred. The Company continues to estimate and accrue amounts expected to be paid for litigation and regulatory investigation loss contingencies.

Summary of Impact of NFG Acquisition and Change in Accounting Principle

The Company has presented its condensed consolidated financial statements and accompanying notes as applicable for all periods presented to reflect the NFG acquisition and to retroactively apply the adoption of the change in accounting principle described above.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

The following tables summarize the impact of the items described above for the periods indicated:

	Three months ended June 30,
	2007			2006
(in millions, except per share amounts)	NFG Acquisition	Change in Accounting Principle	Total	NFG Acquisition	Change in Accounting Principle	Total
Net investment income	$0.5	$—	$0.5	$0.1	$—	$0.1
Other income	52.3	—	52.3	42.5	—	42.5
Other operating expenses	40.5	—	40.5	34.6	0.5	35.1
Net income	8.0	—	8.0	5.2	(0.3)	4.9

Earnings per common share:
Basic	$0.06	$—	$0.06	$0.03	$—	$0.03
Diluted	0.06	—	0.06	0.03	—	0.03

	Six months ended June 30,
	2007			2006
(in millions, except per share amounts)	NFG Acquisition	Change in Accounting Principle	Total	NFG Acquisition	Change in Accounting Principle	Total
Net investment income	$1.2	$—	$1.2	$0.2	$—	$0.2
Other income	100.3	—	100.3	82.7	—	82.7
Other operating expenses	79.6	1.9	81.5	76.6	0.8	77.4
Net income	14.3	(1.2)	13.1	4.1	(0.5)	3.6

Earnings per common share:
Basic	$0.10	$(0.01)	$0.09	$0.02	$—	$0.02
Diluted	0.10	(0.01)	0.09	0.02	—	0.02

The cumulative effect of the changes described above as of January 1, 2006 was an increase of $148.0 million to retained earnings and a decrease of $110.8 million to additional paid-in capital.

Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products

The Company has deferred certain costs of acquiring investment and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. Investment products primarily consist of individual and group variable and fixed deferred annuities in the Individual Investments and Retirement Plans segments. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance and other interest-sensitive life insurance policies in the Individual Protection segment. Deferred policy acquisition costs (DAC) are subject to recoverability testing in the year of policy issuance and loss recognition testing at the end of each reporting period.

For investment and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized gains and losses less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b) to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account investment performance, surrender/lapse rates, interest margins and mortality. Currently, the Company’s long-term assumption for net separate account investment performance is approximately 7% growth per year and varies by product. If actual net separate account investment performance varies from the current assumption, the Company assumes different performance levels over the next three years such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account investment return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the Standard & Poor’s 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process generally limits returns to 0-15% during the three-year reversion period. See below for a discussion of current year assumption changes.

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

Management evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during this period of time, assumptions are required to be unlocked and DAC is recalculated using revised best estimate assumptions. When DAC assumptions are unlocked and revised, the Company continues to use the reversion to the mean process. See below for a discussion of current year assumption changes.

For other investment and universal life insurance products, DAC is adjusted each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account investment performance. Any resulting DAC true-up and unlocking adjustments are reflected currently in the condensed consolidated statements of income.

Primarily as a result of favorable trends in the financial markets, the investment performance of the Company’s separate accounts has outperformed the Company’s previously established long-term net annual growth rate assumption of approximately 8%. At the end of the second quarter of 2007, the Company determined as part of its regular quarterly analysis of DAC that the overall profitability of separate account products is expected to exceed previous estimates due to these favorable financial market trends. Accordingly, the Company unlocked its DAC assumptions after completing a comprehensive review of assumptions used to project DAC and other related balances, including sales inducement assets, value of business acquired (VOBA), unearned revenue reserves, and guaranteed minimum death and income benefit reserves. This review covered all assumptions including expected separate account investment returns during the three-year reversion period, lapse rates, mortality and expenses. Additionally, while the Company estimates that the overall profitability of its variable products has improved, it also expects the long-term net growth in separate account investment performance to moderate. As a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company reduced its long-term assumption for net separate account growth rate from approximately 8% to approximately 7%. The Company unlocked assumptions, as appropriate, for all investment products and variable universal life insurance products in order to remain consistent across product lines using revised assumptions which reflect the Company’s current best estimate of future events. Therefore, in the second quarter of 2007, the Company recorded a net increase in DAC and a benefit to DAC amortization and other related balances totaling $216.5 million, before taxes, which was reported in the following segments in the amounts indicated, before taxes: Individual Investments - $196.4 million; Retirement Plans - $10.5 million; and Individual Protection - $9.6 million, net of a $5.1 million charge for the acceleration of amortization of VOBA.

The most significant assumption changes that resulted from the Company’s unlocking decisions were resetting the anchor date for reversion to the mean calculations to June 30, 2007, resulting in resetting the assumption for net separate account growth to approximately 7% during the three-year reversion period; resetting the long-term assumption for net separate account growth and the discount rate used to calculate the present value of estimated gross profits to approximately 7% (formerly approximately 8%); and increasing estimated lapse rates for fixed annuity and bank-owned life insurance products.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

During the second quarter of 2007, the Company added a new feature to its existing guaranteed minimum withdrawal benefit rider, Lifetime Income (L.INC). This new feature results in a substantial change in the existing contracts and, therefore, an extinguishment of the DAC associated with those contracts pursuant to Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). As a result, existing DAC and other related balances were eliminated resulting in a $135.0 million pre-tax charge.

Discontinued Operations

Effective March 31, 2007, the Company completed the sale of The 401(k) Company for $115.4 million in cash and recorded a $45.5 million gain, net of taxes. The 401(k) Company provides administrative and record-keeping services to employers in the private sector for use in Internal Revenue Code (IRC) Section 401(k) retirement programs. Since this sale represents the Company’s exit from the large plan 401(k) market, the results of operations of The 401(k) Company and the gain on sale are reflected as discontinued operations in the condensed consolidated statements of income.

(3)	Recently Issued Accounting Standards

In June 2007, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). For those entities that are investment companies under SOP 07-1, this SOP also addresses whether the specialized industry accounting principles of the Guide (i.e., fair value accounting) should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. The provisions of SOP 07-1 are effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. The Company plans to adopt SOP 07-1 effective January 1, 2008. The Company currently is evaluating the impact of adopting SOP 07-1.

In April 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FIN 39-1, An Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with paragraph 10 of Interpretation 39. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. FSP FIN 39-1 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. In addition, SFAS 159 does not establish requirements for recognizing and measuring dividend income, interest income or interest expense, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements (SFAS 157), and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company currently is evaluating the impact of adopting SFAS 159.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

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

In September 2006, the FASB issued SFAS 157. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company currently is evaluating the impact of adopting SFAS 157.

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

June 30, 2007 and 2006

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

In September 2005, AcSEC issued SOP 05-1. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, issued by the FASB. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs as a result of the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a new feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. Initial application of SOP 05-1 is required as of the beginning of an entity’s fiscal year. The Company adopted SOP 05-1 effective January 1, 2007, which resulted in a $6.0 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier adoption permitted. The Company adopted SFAS 154 effective January 1, 2006. SFAS 154 did not have any impact on the Company’s financial position or results of operations upon adoption.

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

June 30, 2007 and 2006

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

Effective January 1, 2006, the Company adopted SFAS 123R and began expensing at fair value the costs resulting from share-based payment transactions. The Company recorded share-based payment expense of $2.2 million ($1.4 million net of taxes, or $0.01 per basic and diluted common share) and $2.8 million ($1.8 million net of taxes, or $0.01 per basic and diluted common share) for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the Company recorded share-based payment expense of $6.7 million ($4.4 million net of taxes, or $0.03 per basic and diluted common share) and $5.0 million ($3.2 million net of taxes, or $0.02 per basic and diluted common share), respectively.

The Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) covers selected employees, directors and agents of the Company and certain of its affiliates. The LTEP provides for the grant of any or all of the following types of stock-based compensation awards: (1) stock options for shares of Class A common stock; (2) restricted stock; (3) stock-based Nationwide value added (NVA) awards; (4) stock appreciation rights (SARs), either in tandem with stock options or freestanding; and (5) performance shares and performance units. The LTEP provides that it will remain in effect, subject to the right of the Company’s Board of Directors to terminate it sooner, until all shares subject to the LTEP have been delivered under awards. However, in no event may any LTEP award of incentive stock options be granted on or after February 27, 2012. The number of shares of Class A common stock that may be issued under the LTEP, or as to which SARs or other awards may be granted, currently may not exceed 20.1 million. As of June 30, 2007, 12.4 million shares of Class A common stock options have been granted. Shares issued upon option exercise are new shares not issued from treasury.

Substantially all stock options (1) are non-qualified; (2) are granted with an exercise price at least equal to the fair value of shares on the grant date; (3) have a ten-year term; and (4) vest and become exercisable at the rate of one-third on each annual anniversary date of a three-year period of continued employment or upon retirement. Restricted stock awards are issued with a specific period of restriction varying by award as determined by the Compensation Committee of the Company’s Board of Directors. As of June 30, 2007, there were no outstanding NVA awards, SARs, performance shares or performance units payable in shares of Class A common stock.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

The Nationwide Financial Services, Inc. Second Amended and Restated Stock Retainer Plan for Non-Employee Directors (Director Stock Retainer Plan) covers non-employee directors of the Company. The Director Stock Retainer Plan provides that payment of all or a portion of the retainer payable to a member of the board of directors may be made in shares of Class A common stock or in deferred stock units (DSUs). DSUs vest upon grant and are valued at the current fair value of the Company’s Class A common stock. They will be settled in cash or stock, pursuant to the terms of the applicable award agreement, in the January following the director’s termination from the board. As of June 30, 2007, there were approximately 41,000 DSUs outstanding. All outstanding DSUs will be settled in cash.

The following tables summarize outstanding stock options for the six months ended June 30, 2007:

(options in millions)	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	6.0	$36.88
Granted	0.6	55.02
Exercised	(1.5)	37.35
Cancelled	(0.2)	40.46

Outstanding, end of period	4.9	38.93

Vested and exercisable, end of period	3.5	$35.77

As of June 30, 2007, vested and exercisable stock options had an aggregate intrinsic value of approximately $74.6 million with a weighted average remaining contractual term of approximately 5 years. Stock options exercised during the three months ended June 30, 2007 had an aggregate intrinsic value of approximately $19.0 million ($29.0 million during the six months ended June 30, 2007).

The following table summarizes nonvested stock options for the six months ended June 30, 2007:

(options in millions)	Options on Class A common stock	Weighted average grant date fair value
Nonvested, beginning of period	1.6	$12.18
Granted	0.6	15.65
Vested	(0.7)	11.75
Cancelled	(0.1)	12.58

Nonvested, end of period	1.4	13.94

As of June 30, 2007, the total share-based payment cost related to nonvested stock options not yet recognized was approximately $13.6 million. The weighted average period over which this cost is expected to be recognized is approximately 2 years.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

The following table summarizes the weighted average fair value of options granted and assumptions used to determine the fair value of options granted during the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Fair value of options granted	$16.13	$14.04	$15.65	$14.04
Dividend yield	1.78%	2.12%	1.89%	2.12%
Expected volatility	26.35%	31.94%	27.17%	31.94%
Risk-free interest rate	4.68%	4.92%	4.71%	4.92%
Expected life (years)	5.5	5.9	5.7	5.9

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

(5)	Long-Term Debt

The following table summarizes long-term debt as of the dates indicated:

(in millions)	June 30, 2007	December 31, 2006
$300.0 million principal, 8.00% senior notes, due March 1, 2027	$—	$298.6
$300.0 million principal, 6.25% senior notes, due November 15, 2011	299.3	299.2
$300.0 million principal, 5.90% senior notes, due July 1, 2012	299.1	299.0
$200.0 million principal, 5.625% senior notes, due February 13, 2015	199.3	199.2
$200.0 million principal, 5.10% senior notes, due October 1, 2015	199.5	199.4
$400.0 million principal, 6.75% fixed-to-floating rate junior subordinated notes, due May 15, 2037	399.4	—
$100.0 million principal, 7.899% junior subordinated debentures issued to a related party, due March 1, 2037	103.1	103.1

Total long-term debt	$1,499.7	$1,398.5

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

On May 18, 2007, NFS issued $400.0 million principal of 6.75% fixed-to-floating rate junior subordinated notes. These notes bear interest at a fixed rate of 6.75% for a 30-year period, after which the notes will bear interest at the rate of three-month London Interbank Offered Rate plus 2.33%. These notes are redeemable under one of three scenarios. First, these notes are redeemable, in whole or in part, at any time on or after May 15, 2037 at their principal amount plus accrued and unpaid interest to the date of redemption, provided that in the event of a redemption in part, the principal amount outstanding after such redemption is at least $50.0 million. Next, these notes are redeemable, in whole or in part, prior to May 15, 2037, in cases not involving tax or rating agency events, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the “make-whole price,” provided that in the event of redemption in part the principal amount outstanding after such redemption is at least $50.0 million. “Make-whole price” means the sum of the present values of the outstanding principal (discounted from May 15, 2037) and remaining scheduled payments of interest that would have been payable to and including May 15, 2037 (discounted from their respective interest payment dates) on the notes to be redeemed (not including any portion of such payments of interest accrued to the redemption date) to the redemption date on a semiannual basis at a prevailing U.S. Treasury rate plus 30 basis points, plus accrued and unpaid interest on the principal amount being redeemed to the redemption date. Lastly, these notes are redeemable in whole, but not in part, prior to May 15, 2037, within 90 days after the occurrence of certain tax or rating agency events, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the “special event make-whole price.” “Special event make-whole price” means the sum of the present values of the outstanding principal (discounted from May 15, 2037) and remaining scheduled payments of interest that would have been payable to and including May 15, 2037 (discounted from their respective interest payment dates) on the notes to be redeemed (not including any portion of such payments of interest accrued to the redemption date) to the redemption date on a semiannual basis at a prevailing U.S. Treasury rate plus 50 basis points, plus accrued and unpaid interest on the principal amount being redeemed to the redemption date.

On June 4, 2007, NFS redeemed all of its outstanding 8.00% senior notes due March 1, 2027 at a price of $317.4 million. This amount represents aggregate principal of $300.0 million, an $11.2 million premium due as a result of early redemption (3.728% of the principal amount) and $6.2 million of accrued interest through the redemption date. These senior notes were originally issued in March 1997 and, in accordance with their terms, became subject to optional redemption by NFS on or after March 1, 2007. As a result of this transaction, NFS incurred a $10.2 million charge ($6.6 million, net of taxes) during the quarter ended June 30, 2007. This charge includes the redemption premium described above and the accelerated amortization of both unamortized debt issuance costs and the unamortized discount on the original issuance, partially offset by a deferred gain on previous hedging transactions. These amounts (excluding the redemption premium) otherwise would have been recognized through 2027.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

(6)	Federal Income Taxes

During the second quarter of 2007, the Company recorded $6.4 million of net federal income tax expense adjustments primarily related to differences between the 2006 estimated tax liability and the amounts expected to be reported on the Company’s 2006 tax returns when filed.

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

Total federal income tax (benefit) expense differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income tax (benefit) expense as follows for the periods indicated:

	Three months ended June 30,
	2007		2006
(dollars in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$97.3	35.0	$67.2	35.0
Reserve release	—	—	(114.2)	(59.5)
Tax exempt interest and DRD	(11.5)	(4.1)	(18.3)	(9.5)
Other, net	(5.1)	(1.9)	(5.4)	(2.8)

Total	$80.7	29.0	$(70.7)	(36.8)

	Six months ended June 30,
	2007		2006
(dollars in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$172.3	35.0	$130.7	35.0
Reserve release	—	—	(114.2)	(30.6)
Tax exempt interest and DRD	(32.7)	(6.6)	(36.6)	(9.8)
Other, net	(13.0)	(2.7)	(10.1)	(2.7)

Total	$126.6	25.7	$(30.2)	(8.1)

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

(7)	Shareholders’ Equity and Dividend Restrictions

Share Repurchase Program

On August 3, 2005, the Company’s Board of Directors approved a stock repurchase program (the Program). The Program originally authorized the Company to repurchase up to an aggregate of $300.0 million in value of shares of its common stock in the open market, in block trades or otherwise, and through privately negotiated transactions. On August 2, 2006, the Board extended the approval of the Program through December 2007 and authorized repurchases of up to $200.0 million in value of shares of the Company’s common stock in addition to the $300.0 million previously authorized. On February 21, 2007, the Board further extended the Program through December 2008 and authorized repurchases of up to $450.0 million in value of shares of the Company’s common stock in addition to the $500.0 million total previously authorized. Repurchases under the program are to be made in compliance with all applicable laws and regulations, including SEC rules. All shares repurchased under the Program are classified as treasury stock in the condensed consolidated balance sheets. The Program may be superseded or discontinued at any time.

During the six months ended June 30, 2007, the Company repurchased 4,439,326 shares of its Class A common stock for an aggregate of $244.3 million at an average price per share of $55.02. Included in the total shares repurchased were 2,965,492 shares repurchased during April 2007 under an accelerated share repurchase agreement (ASR) for $165.0 million at an average price per share of $55.64.

The Company entered into the ASR with UBS AG, London Branch (UBS). Under the ASR, the Company immediately repurchased shares of Class A common stock from UBS. Simultaneously, in April 2007 the Company entered into a six-month forward contract with UBS indexed to the number of shares repurchased. Under the terms of the forward contract, the Company will be required to pay, or will be entitled to receive, a per share price adjustment based on the difference between the average daily volume weighted prices during the duration of the ASR and the initial reference price. If obligated to pay UBS, the Company can elect to make payment in cash or in shares of its Class A common stock. Unless terminated earlier by UBS, the ASR will terminate during the quarter ended December 31, 2007, at which time the Company will settle the forward contract in full.

From the Program’s inception through June 30, 2007, the Company repurchased a total of 10,491,554 shares of its Class A common stock for an aggregate of $511.9 million at an average price per share of $48.79, including the impact of a per share price adjustment during 2006 related to a previous ASR agreement. The Company also has repurchased 3,855,050 shares of its Class B common stock previously held by Nationwide Corporation for $200.0 million at an average price per share of $51.88.

The Company’s management will determine the timing and amount of any additional repurchases based upon its evaluation of market conditions, share price and other factors. The Company anticipates that it will continue to fund the Program using cash flows from operating activities.

Dividend Restrictions

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory capital and surplus as of December 31, 2006 was $2.68 billion, and statutory net income for 2006 was $537.5 million. As of July 1, 2007, NLIC could not pay any dividends to NFS without obtaining prior approval. NLIC paid a $232.5 million ordinary dividend to NFS during the first quarter of 2007. In addition, NLIC paid a $242.5 million extraordinary dividend to NFS during the second quarter of 2007 after obtaining approval from the Ohio Department of Insurance.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

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

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the Pennsylvania Insurance Department either approves or does not disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. The statutory capital and surplus of NLICA as of December 31, 2006 was $654.3 million, and statutory net income for the year ended December 31, 2006 was $95.3 million. As of July 1, 2007, NLICA could not pay any dividends to NFS without obtaining prior approval.

NFS currently does not expect such regulatory requirements to impair the ability of its insurance subsidiaries to pay sufficient dividends in order for NFS to have the necessary funds available to meet its obligations.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

Comprehensive Income

The Company’s comprehensive income includes net income and certain items that are reported directly within separate components of shareholders’ equity that are not recorded in net income (other comprehensive income or loss).

The following table summarizes the Company’s other comprehensive loss, before and after federal income tax benefit, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006
Net unrealized losses on securities available-for-sale arising during the period:
Net unrealized losses before adjustments	$(400.3)	$(258.5)	$(304.7)	$(724.3)
Net adjustment to deferred policy acquisition costs	92.2	64.2	57.9	159.1
Net adjustment to value of business acquired	0.1	(26.8)	3.1	(22.2)
Net adjustment to future policy benefits and claims	27.4	12.4	31.0	56.4
Net adjustment to policyholder dividend obligation	26.1	15.6	19.5	43.9
Related federal income tax benefit	88.9	67.8	67.6	170.7

Net unrealized losses	(165.6)	(125.3)	(125.6)	(316.4)

Reclassification adjustment for net realized losses on securities available-for-sale realized during the period:
Net unrealized losses	7.6	13.0	21.0	19.1
Related federal income tax benefit	(2.8)	(4.6)	(7.4)	(6.7)

Net reclassification adjustment	4.8	8.4	13.6	12.4

Other comprehensive loss on securities available-for-sale	(160.8)	(116.9)	(112.0)	(304.0)

Accumulated net holding gains (losses) on cash flow hedges:
Unrealized holding gains (losses)	12.4	(11.1)	16.9	2.0
Related federal income tax (expense) benefit	(4.3)	3.9	(5.9)	(0.7)

Other comprehensive income (loss) on cash flow hedges	8.1	(7.2)	11.0	1.3

Total other comprehensive loss	$(152.7)	$(124.1)	$(101.0)	$(302.7)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three and six month periods ended June 30, 2007 and 2006.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

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

The following table presents information relating to the Company’s calculations of basic and diluted earnings per share (EPS) for the periods indicated:

	Three months ended June 30,
	2007			2006
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Net income	$197.3	$1.38	$1.37	$262.7	$1.76	$1.75

Weighted average common shares outstanding – basic	143.2			149.2
Dilutive effect of stock options	1.1			0.7

Weighted average common shares outstanding – diluted	144.3			149.9

	Six months ended June 30,
	2007			2006
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Income from continuing operations	$365.7	$2.53	$2.51	$403.7	$2.68	$2.67
Discontinued operations, net of taxes	45.9	0.31	0.31	—	—	—
Cumulative effect of adoption of accounting principle, net of taxes	(6.0)	(0.04)	(0.04)	—	—	—

Net income	$405.6	$2.80	$2.78	$403.7	$2.68	$2.67

Weighted average common shares outstanding – basic	144.6			150.7
Dilutive effect of stock options	1.1			0.7

Weighted average common shares outstanding – diluted	145.7			151.4

(9)	Contingencies

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

June 30, 2007 and 2006

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits relating to life insurance and annuity pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements against life insurers other than the Company.

The financial services industry, including mutual fund, variable annuity, retirement plan, life insurance and distribution companies, has also been the subject of increasing scrutiny by regulators, legislators and the media over the past few years. Numerous regulatory agencies, including the SEC, the National Association of Securities Dealers and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. The Company has been contacted by or received subpoenas from the SEC and the New York State Attorney General, who are investigating market timing in certain mutual funds offered in insurance products sponsored by the Company. The Company has cooperated with these investigations. Information requests from the New York State Attorney General and the SEC with respect to investigations into late trading and market timing were last responded to by the Company and its affiliates in December 2003 and June 2005, respectively, and no further information requests have been received with respect to these matters.

In addition, state and federal regulators and other governmental bodies have commenced investigations, proceedings or inquiries relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation and revenue sharing arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, fee arrangements in retirement plans, the use of side agreements and finite reinsurance agreements, funding agreements issued to back medium-term note (MTN) programs, recordkeeping and retention compliance by broker/dealers, and supervision of former registered representatives. Related investigations, proceedings or inquiries may be commenced in the future. The Company and/or its affiliates have been contacted by or received subpoenas from state and federal regulatory agencies and other governmental bodies, state securities law regulators and state attorneys general for information relating to certain of these investigations, including those relating to compensation, revenue sharing and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, fee arrangements in retirement plans, the use of side agreements and finite reinsurance agreements, and funding agreements backing the Nationwide Life Insurance Company (NLIC) MTN program. The Company is cooperating with regulators in connection with these inquiries and will cooperate with Nationwide Mutual Insurance Company (NMIC) in responding to these inquiries to the extent that any inquiries encompass NMIC’s operations.

These proceedings are expected to continue in the future and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry, including mutual fund, retirement plan, life insurance and annuity companies. These proceedings also could affect the outcome of one or more of the Company’s litigation matters. There can be no assurance that any such litigation or regulatory actions will not have a material adverse effect on the Company in the future.

On July 11, 2007, NLIC was named in a lawsuit filed in the United States District Court for the Western District of Washington at Tacoma entitled Jerre Daniels-Hall and David Hamblen, Individually and on behalf of All Others Similarly Situated v. National Education Association, NEA Member Benefits Corporation, Nationwide Life Insurance Company, Security Benefit Life Insurance Company, Security Benefit Group, Inc., Security Distributors, Inc., et. al. The plaintiff seeks to represent a class of all current or former National Education Association (NEA) members who participated in the NEA Valuebuilder 403(b) program at any time between January 1, 1991 and the present (and their heirs and/or beneficiaries). The plaintiffs allege that the defendants violated the Employee Retirement Income Security Act of 1974, as amended (ERISA) by failing to prudently and loyally manage plan assets, by failing to provide complete and accurate information, by engaging in prohibited transactions, and by breaching their fiduciary duties when they failed to prevent other fiduciaries from breaching their fiduciary duties. The complaint seeks to have the defendants restore all losses to the plan, restoration of plan assets and profits to participants, disgorgement of endorsement fees, disgorgement of service fee payments, disgorgement of excessive fees charged to plan participants, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. NLIC is currently evaluating this recently filed case but intends to defend this matter vigorously.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

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

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum premium and attorneys’ fees. On February 2, 2006, the court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The court certified a class consisting of all residents of the United States and the Virgin Islands who, during the class period, paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the class period that provide for guaranteed maximum premiums, excluding certain specified products. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The class period is from February 10, 1990 through February 2, 2006, the date the class was certified. On January 26, 2007, the plaintiff filed a motion for summary judgment. On April 30, 2007, NLIC filed a motion for summary judgment. Oral argument on the motions for summary judgment is scheduled for August 31, 2007. NLIC continues to defend this lawsuit vigorously.

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding entitled In Re Mutual Funds Investment Litigation. In response, on May 13, 2005, the plaintiff filed the first amended complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The first amended complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The first amended complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 1, 2006, the District Court granted NLIC’s motion to dismiss the plaintiff’s complaint. The plaintiff appealed the District Court’s decision, and the issues have been fully briefed. NLIC continues to defend this lawsuit vigorously.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

On January 21, 2004, NLIC, Nationwide Life Insurance Company of America (NLICA), Nationwide Life and Annuity Insurance Company, NFS and Nationwide Financial Corporation (collectively referred to as the Companies) were named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, the plaintiff alleges that the Companies and/or their affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Companies. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation; (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders; (3) civil conspiracy; and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust and costs and disbursements, including attorneys’ fees. On June 15, 2006, the District Court dismissed the plaintiff’s entire case with prejudice. On May 30, 2007, the Fifth Circuit Court of Appeals affirmed the District Court’s dismissal of the entire case. The plaintiff may appeal this decision to the United States Supreme Court. In the event the plaintiff elects this course of action, the Companies will continue to defend this lawsuit vigorously.

On August 15, 2001, NFS and NLIC were named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. Currently, the plaintiffs’ fifth amended complaint, filed March 21, 2006, purports to represent a class of qualified retirement plans under ERISA, that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that NLIC and NFS breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by NLIC and NFS, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. To date, the District Court has rejected the plaintiffs’ request for certification of the alleged class. NFS’ and NLIC’s motion to dismiss the plaintiffs’ fifth amended complaint is currently pending before the court. NFS and NLIC continue to defend this lawsuit vigorously.

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

June 30, 2007 and 2006

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

(10)	Guarantees

Since 2001, the Company has sold $627.0 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of June 30, 2007, the Company held guarantee reserves totaling $6.3 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.36 billion. The Company does not anticipate making any material payments related to these guarantees.

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

As of June 30, 2007 and December 31, 2006, the Company had relationships with 18 variable interest entities (VIEs), each of which the Company was the primary beneficiary. Each VIE is a conduit that assists the Company in structured products transactions involving the sale of Tax Credit Funds to third party investors for which the Company provides guaranteed returns (see Note 10). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying condensed consolidated financial statements.

VIE net assets were $458.2 million and $445.5 million as of June 30, 2007 and December 31, 2006, respectively. The following table summarizes the components of net assets as of the dates indicated:

(in millions)	June 30, 2007	December 31, 2006
Other long-term investments	$429.5	$432.5
Short-term investments	29.2	33.7
Other assets	36.2	37.8
Other liabilities	(36.7)	(58.5)

The Company’s total loss exposure from VIEs for which the Company is the primary beneficiary was immaterial as of June 30, 2007 and December 31, 2006 (except for the impact of guarantees disclosed in Note 10).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in Tax Credit Funds of which the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 10 years and allow the Company to utilize certain tax credits and realize other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but of which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $225.1 million and $175.0 million as of June 30, 2007 and December 31, 2006, respectively.

(12)	Segment Information

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

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector primarily includes IRC Section 401 fixed and variable group annuity business generated through NLIC and trust and custodial services through Nationwide Trust Company, FSB a division of Nationwide Bank and Registered Investment Advisors Services, Inc. d/b/a RIA Services, Inc. The public sector primarily includes IRC Section 457 and Section 401(a) business in the form of full-service arrangements that provide plan administration and fixed and variable group annuities as well as administration-only business.

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

Corporate and Other

The Corporate and Other segment includes the retail operations of Nationwide Bank; structured products business; the MTN program; revenues and expenses of the Company’s non-insurance subsidiaries and retail asset management business not reported in other segments; net investment income and certain expenses not allocated to other segments; periodic net coupon settlements on non-qualifying derivatives; trading portfolio realized gains and losses; trading portfolio valuation changes; interest expense on debt; and net realized gains and losses related to securitizations.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended June 30, 2007
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$165.6	$36.8	$140.7	$—	$343.1
Traditional life insurance and immediate annuity premiums	30.2	—	74.7	—	104.9
Net investment income	167.0	161.9	115.8	133.1	577.8
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(4.2)	(4.2)
Other income	6.1	84.6	5.4	55.4	151.5

Total revenues	368.9	283.3	336.6	184.3	1,173.1

Benefits and expenses:
Interest credited to policyholder account values	114.4	111.0	47.6	64.0	337.0
Life insurance and annuity benefits	74.7	—	111.4	—	186.1
Policyholder dividends on participating policies	—	—	20.0	—	20.0
Amortization of DAC	12.7	(0.9)	9.0	(2.5)	18.3
Amortization of VOBA	1.3	0.6	13.4	0.1	15.4
Interest expense on debt	—	—	0.1	27.5	27.6
Debt extinguishment costs	—	—	—	10.2	10.2
Other operating expenses	56.4	107.7	55.7	60.7	280.5

Total benefits and expenses	259.5	218.4	257.2	160.0	895.1

Income from continuing operations before federal income tax expense	109.4	64.9	79.4	24.3	$278.0

Less: net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	4.2
Less: adjustment to amortization related to net realized gains and losses	—	—	—	(2.4)

Pre-tax operating earnings	$109.4	$64.9	$79.4	$26.1

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

	Three months ended June 30, 2006
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$144.1	$57.3	$136.2	$—	$337.6
Traditional life insurance and immediate annuity premiums	34.6	—	75.1	—	109.7
Net investment income	193.9	159.8	116.5	102.0	572.2
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(11.0)	(11.0)
Other income	5.1	69.9	6.5	45.2	126.7

Total revenues	377.7	287.0	334.3	136.2	1,135.2

Benefits and expenses:
Interest credited to policyholder account values	132.7	113.0	49.5	50.5	345.7
Life insurance and annuity benefits	49.6	—	106.8	—	156.4
Policyholder dividends on participating policies	—	—	24.5	—	24.5
Amortization of DAC	84.8	10.9	31.8	(1.5)	126.0
Amortization of VOBA	2.2	1.2	9.1	—	12.5
Interest expense on debt	—	—	0.1	25.0	25.1
Other operating expenses	51.4	95.7	51.4	54.5	253.0

Total benefits and expenses	320.7	220.8	273.2	128.5	943.2

Income from continuing operations before federal income tax expense	57.0	66.2	61.1	7.7	$192.0

Less: net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	11.0
Less: adjustment to amortization related to net realized gains and losses	—	—	—	(1.5)

Pre-tax operating earnings	$57.0	$66.2	$61.1	$17.2

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

	Six months ended June 30, 2007
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$322.3	$74.1	$282.6	$—	$679.0
Traditional life insurance and immediate annuity premiums	63.7	—	151.6	—	215.3
Net investment income	341.0	327.4	235.4	254.4	1,158.2
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(17.7)	(17.7)
Other income	13.1	162.9	10.2	116.1	302.3

Total revenues	740.1	564.4	679.8	352.8	2,337.1

Benefits and expenses:
Interest credited to policyholder account values	232.6	222.1	94.9	129.5	679.1
Life insurance and annuity benefits	121.3	—	218.4	—	339.7
Policyholder dividends on participating policies	—	—	41.3	—	41.3
Amortization of DAC	112.2	8.9	35.4	(5.0)	151.5
Amortization of VOBA	2.6	1.0	22.0	0.1	25.7
Interest expense on debt	—	—	0.3	52.1	52.4
Debt extinguishment costs	—	—	—	10.2	10.2
Other operating expenses	104.8	215.3	104.5	120.3	544.9

Total benefits and expenses	573.5	447.3	516.8	307.2	1,844.8

Income from continuing operations before federal income tax expense	166.6	117.1	163.0	45.6	$492.3

Less: net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	17.7
Less: adjustment to amortization related to net realized gains and losses	—	—	—	(4.9)

Pre-tax operating earnings	$166.6	$117.1	$163.0	$58.4

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2007 and 2006

	Six months ended June 30, 2006
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$287.9	$95.4	$275.3	$—	$658.6
Traditional life insurance and immediate annuity premiums	66.5	—	151.0	—	217.5
Net investment income	400.3	324.0	232.7	192.6	1,149.6
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(19.1)	(19.1)
Other income	4.4	136.8	13.0	97.1	251.3

Total revenues	759.1	556.2	672.0	270.6	2,257.9

Benefits and expenses:
Interest credited to policyholder account values	270.4	226.2	95.1	96.1	687.8
Life insurance and annuity benefits	90.6	—	221.9	—	312.5
Policyholder dividends on participating policies	—	—	44.7	—	44.7
Amortization of DAC	182.4	21.0	49.8	(6.6)	246.6
Amortization of VOBA	4.5	2.3	17.2	0.1	24.1
Interest expense on debt	—	—	0.3	50.9	51.2
Other operating expenses	99.0	187.1	117.7	113.7	517.5

Total benefits and expenses	646.9	436.6	546.7	254.2	1,884.4

Income from continuing operations before federal income tax expense	112.2	119.6	125.3	16.4	$373.5

Less: net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	19.1
Less: adjustment to amortization related to net realized gains and losses	—	—	—	(6.6)

Pre-tax operating earnings	$112.2	$119.6	$125.3	$28.9

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

(xvii)

adverse litigation results and/or resolution of litigation and/or arbitration, investigation and/or inquiry results that could result in monetary damages or impact the manner in which the Company conducts its operations; and

(xviii)

adverse consequences, including financial and reputation costs, regulatory problems and potential loss of customers resulting from failure to meet privacy regulations and/or protect the Company’s customers’ confidential information.

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

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of the Company that market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), an indirect wholly-owned subsidiary; NFN producers; and Mullin TBG Insurance Agency Services, LLC (Mullin TBG), a joint venture between the Company’s majority-owned subsidiary, TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial), and MC Insurance Agency Services, LLC d/b/a Mullin Consulting (Mullin Consulting); and Nationwide Funds Group (see Part I – Financial Information, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Overview – Acquisition for more information). The Company also distributes retirement savings products through the agency distribution force of its ultimate majority parent company, Nationwide Mutual Insurance Company (NMIC).

As a result of its initial public offering in March 1997 and subsequent stock related transactions since that date, 35.9% of the economic interest in NFS is publicly owned, with the remainder owned by Nationwide Corporation, which is a majority-owned subsidiary of NMIC.

Business Segments

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 13 – Segment Information for a discussion of reportable segments, including the components of each segment.

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2007	2006	Change	2007	2006	Change
Individual Investments	$109.4	$57.0	92%	$166.6	$112.2	48%
Retirement Plans	64.9	66.2	(2)%	117.1	119.6	(2)%
Individual Protection	79.4	61.1	30%	163.0	125.3	30%
Corporate and Other	26.1	17.2	52%	58.4	28.9	102%

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

Discontinued Operations

Effective March 31, 2007, the Company completed the sale of The 401(k) Company for $115.4 million in cash and recorded a $45.5 million gain, net of taxes. The results of operations of The 401(k) Company and the gain on sale are reflected as discontinued operations in the condensed consolidated statements of income. In addition, the sales tables and “Other Data” section of the Retirement Plans segment table in the subsequent portions of Part I – Financial Information, Item 2 – MD&A exclude amounts applicable to The 401(k) Company.

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

Nationwide Funds Group Acquisition

On February 2, 2007, NFS entered into a stock purchase agreement with Nationwide Corporation to acquire the Philadelphia-based retail asset management operations of NWD Investment Management, Inc. (NWD). The transaction closed on April 30, 2007 with a final purchase price of $244.2 million. NWD is now known as Nationwide Funds Group (NFG). The purchase was accounted for at historical cost in a manner similar to a pooling of interests because the involved entities are under common control. NFG is reflected in the Company’s current and prior period condensed consolidated financial statements at the historical cost of the transferred net assets to provide comparative information as though the companies were combined for all periods presented. The excess purchase price over the historical cost of the acquired net assets was accounted for as a $198.5 million equity transaction.

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

Note 2 to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K provides a summary of significant accounting policies. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 3 – Recently Issued Accounting Standards for a discussion of recently issued accounting standards. The Company’s critical accounting policies have not changed materially from those disclosed in the Company’s 2006 Annual Report on Form 10-K except as noted below.

Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products

The Company has deferred certain costs of acquiring investment and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. Investment products primarily consist of individual and group variable and fixed deferred annuities in the Individual Investments and Retirement Plans segments. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI) and other interest-sensitive life insurance policies in the Individual Protection segment. DAC is subject to recoverability testing in the year of policy issuance and loss recognition testing at the end of each reporting period.

For investment and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized gains and losses less policy benefits and policy maintenance expenses. The DAC asset related to investment products and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b) to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K.

The most significant assumptions that are involved in the estimation of future gross profits include future net separate account investment performance, surrender/lapse rates, interest margins and mortality. Currently, the Company’s long-term assumption for net separate account investment performance is approximately 7% growth per year and varies by product. If actual net separate account investment performance varies from the current assumption, the Company assumes different performance levels over the next three years such that the mean return equals the long-term assumption. This process is referred to as a reversion to the mean. The assumed net separate account investment return assumptions used in the DAC models are intended to reflect what is anticipated. However, based on historical returns of the Standard & Poor’s 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process generally limits returns to 0-15% during the three-year reversion period. See below for a discussion of current year assumption changes.

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

Management evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during this period of time, assumptions are required to be unlocked and DAC is recalculated using revised best estimate assumptions. When DAC assumptions are unlocked and revised, the Company continues to use the reversion to the mean process. See below for a discussion of current year assumption changes.

For variable annuity products, the DAC balance is sensitive to the effects of changes in the Company’s estimates of gross profits, primarily due to the significant portion of the Company’s gross profits that are dependent upon the rate of return on assets held in separate accounts. This rate of return influences fees earned by the Company from these products and costs incurred by the Company associated with minimum contractual guarantees, as well as other sources of future expected gross profits. As previously stated, the Company’s current long-term assumption for net separate account investment performance is approximately 7% growth per year. In its ongoing evaluation of this assumption, the Company monitors its historical experience, market information and other relevant trends. To demonstrate the sensitivity of both the Company’s variable annuity product DAC balance, which was approximately $1.9 billion in aggregate at June 30, 2007, and related amortization, a 1% increase (to 8%) or decrease (to 6%) in the long-term assumption for net separate account investment performance would result in an approximately $20 million net increase or net decrease, respectively, in DAC amortization over the following year. These fluctuations are reasonably likely to occur. The information provided above considers only changes in the assumption for long-term net separate account investment performance and excludes changes in other assumptions used in the Company’s evaluation of DAC.

For other investment and universal life insurance products, DAC is adjusted each quarter to reflect revised best estimate assumptions, including the use of a reversion to the mean methodology over the next three years as it relates to net separate account investment performance. Any resulting DAC true-up and unlocking adjustments are reflected currently in the condensed consolidated statements of income.

Primarily as a result of favorable trends in the financial markets, the investment performance of the Company’s separate accounts has outperformed the Company’s previously established long-term net annual growth rate assumption of approximately 8%. At the end of the second quarter of 2007, the Company determined as part of its regular quarterly analysis of DAC that the overall profitability of separate account products is expected to exceed previous estimates due to these favorable financial market trends. Accordingly, the Company unlocked its DAC assumptions after completing a comprehensive review of assumptions used to project DAC and other related balances, including sales inducement assets, VOBA, unearned revenue reserves, and guaranteed minimum death and income benefit reserves. This review covered all assumptions including expected separate account investment returns during the three-year reversion period, lapse rates, mortality and expenses. Additionally, while the Company estimates that the overall profitability of its variable products has improved, it also expects the long-term net growth in separate account investment performance to moderate. As a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company reduced its long-term assumption for net separate account growth rate from approximately 8% to approximately 7%. The Company unlocked assumptions, as appropriate, for all investment products and variable universal life insurance products in order to remain consistent across product lines using revised assumptions which reflect the Company’s current best estimate of future events. Therefore, in the second quarter of 2007, the Company recorded a net increase in DAC and a benefit to DAC amortization and other related balances totaling $216.5 million, before taxes, which was reported in the following segments in the amounts indicated, before taxes: Individual Investments - $196.4 million; Retirement Plans - $10.5 million; and Individual Protection - $9.6 million, net of a $5.1 million charge for the acceleration of amortization of VOBA.

The most significant assumption changes that resulted from the Company’s unlocking decisions were resetting the anchor date for reversion to the mean calculations to June 30, 2007, resulting in resetting the assumption for net separate account growth to approximately 7% during the three-year reversion period; resetting the long-term assumption for net separate account growth and the discount rate used to calculate the present value of estimated gross profits to approximately 7% (formerly approximately 8%); and increasing estimated lapse rates for fixed annuity and bank-owned life insurance (BOLI) products.

During the second quarter of 2007, the Company added a new feature to its existing guaranteed minimum withdrawal benefit rider, Lifetime Income (L.INC). This new feature results in a substantial change in the existing contracts and, therefore, an extinguishment of the DAC associated with those contracts pursuant to Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. As a result, existing DAC and other related balances were eliminated resulting in a $135.0 million pre-tax charge.

Results of Operations

Second Quarter – 2007 Compared to 2006

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended June 30,
(in millions)	2007	2006	Change
Revenues:
Policy charges:
Asset fees	$193.0	$170.0	14%
Cost of insurance charges	103.7	100.2	3%
Administrative fees	28.0	47.2	(41)%
Surrender fees	18.4	20.2	(9)%

Total policy charges	343.1	337.6	2%
Traditional life insurance and immediate annuity premiums	104.9	109.7	(4)%
Net investment income	577.8	572.2	1%
Net realized losses on investments, hedging instruments and hedged items	(2.6)	(9.9)	NM
Other income	149.9	125.6	19%

Total revenues	1,173.1	1,135.2	3%

Benefits and expenses:
Interest credited to policyholder account values	337.0	345.7	(3)%
Life insurance and annuity benefits	186.1	156.4	19%
Policyholder dividends on participating policies	20.0	24.5	(18)%
Amortization of DAC	18.3	126.0	(85)%
Amortization of VOBA	15.4	12.5	23%
Interest expense on debt	27.6	25.1	10%
Debt extinguishment costs	10.2	—	NM
Other operating expenses	280.5	253.0	11%

Total benefits and expenses	895.1	943.2	(5)%

Income from continuing operations before federal income tax expense (benefit)	278.0	192.0	45%
Federal income tax expense (benefit)	80.7	(70.7)	NM

Net income	$197.3	$262.7	(25)%

The decrease in net income primarily was driven by a tax benefit recorded in the quarter ended June 30, 2006 compared to tax expense for the comparable quarter in 2007. However, the Company recorded higher income from continuing operations before federal income tax expense (benefit) primarily due to lower amortization of DAC and related adjustments as discussed previously. Higher other income and asset fees also contributed to the increase. Partially offsetting these improvements were increased amortization of DAC, higher annuity benefits related to modifications of features in the Company’s L.INC product, higher other operating expenses and lower administrative fees.

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

In July 2006, the Company reached substantial agreement with the IRS on all open issues for tax years 2000-2002, including issues related to the DRD. Accordingly, the Company revised its estimate of amounts that may be due in connection with certain tax positions, including the DRD, for all open tax years. As a result of the revised estimate, $114.2 million of tax reserves were released into earnings during the second quarter of 2006. Therefore, the effective tax rates in 2007 and 2006 are not comparable.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking, which lowered amortization of DAC by $235.8 million. In addition, during the second quarter of 2007, the Company modified the features of its L.INC product within the Individual Investments segment. This modification resulted in a substantial change to the existing contracts and required the Company to extinguish existing DAC and certain other related balances related to this product, resulting in increased amortization of DAC of $124.0 million and increased annuity benefits of $11.0 million.

Other income increased primarily in the Retirement Plans segment due to higher average assets driven by strong market performance in the private sector business. The Corporate and Other segment also contributed to the increase as Nationwide Bank completed its second quarter of full-service operations.

Asset fees increased primarily due to higher average separate account values driven by favorable market performance in the Individual Investments segment.

Higher life insurance and annuity benefits primarily were driven by increased annuity benefits of $12.5 million related to the unlocking of DAC and other related balances and the aforementioned increase in annuity benefits related to modification of L.INC features of $11.0 million.

Other operating expenses increased primarily within the Retirement Plans and Corporate and Other segments. The increase within the Retirement Plans segment reflects higher trail commissions and continued investments in technology and infrastructure, while Corporate and Other was impacted by Nationwide Bank as described above.

Lower administrative fees primarily were attributable to the Retirement Plans segment due to an $18.6 million policy adjustment in the second quarter of 2006 related to the surrender of a group fixed annuity contract.

Year-to-Date – 2007 Compared to 2006

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Six months ended June 30,
(in millions)	2007	2006	Change
Revenues:
Policy charges:
Asset fees	$377.2	$338.9	11%
Cost of insurance charges	207.7	199.1	4%
Administrative fees	57.0	77.4	(26)%
Surrender fees	37.1	43.2	(14)%

Total policy charges	679.0	658.6	3%
Traditional life insurance and immediate annuity premiums	215.3	217.5	(1)%
Net investment income	1,158.2	1,149.6	1%
Net realized losses on investments, hedging instruments and hedged items	(14.0)	(16.7)	NM
Other income	298.6	248.9	20%

Total revenues	2,337.1	2,257.9	4%

Benefits and expenses:
Interest credited to policyholder account values	679.1	687.8	(1)%
Life insurance and annuity benefits	339.7	312.5	9%
Policyholder dividends on participating policies	41.3	44.7	(8)%
Amortization of DAC	151.5	246.6	(39)%
Amortization of VOBA	25.7	24.1	7%
Interest expense on debt	52.4	51.2	2%
Debt extinguishment costs	10.2	—	NM
Other operating expenses	544.9	517.5	5%

Total benefits and expenses	1,844.8	1,884.4	(2)%

Income from continuing operations before federal income tax expense (benefit)	492.3	373.5	32%
Federal income tax expense (benefit)	126.6	(30.2)	NM

Income from continuing operations	365.7	403.7	(9)%
Discontinued operations, net of taxes	45.9	—	NM
Cumulative effect of adoption of accounting priciples, net of taxes	(6.0)	—	NM

Net income	$405.6	$403.7	—

While net income was virtually flat compared to the first six months of 2006, several events heavily impacted results. First, as described previously, $114.2 million of tax reserves were released into earnings during the second quarter of 2006. Thus, the effective tax rates in 2007 and 2006 are not comparable. Second, net income in 2007 was impacted by the $45.5 million gain on the sale of The 401(k) Company as described previously. Lastly, the Company recorded higher income from continuing operations before federal income tax expense (benefit) primarily due to lower amortization of DAC and related adjustments as discussed previously. Higher other income and asset fees also contributed to the increase. Partially offsetting these improvements were increased amortization of DAC and annuity benefits related to modifications of features in the Company’s L.INC product, higher other operating expenses and lower administrative fees.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking, which lowered amortization of DAC by $235.8 million. In addition, during the second quarter of 2007, the Company modified the features of its L.INC product within the Individual Investments segment. This modification resulted in a substantial change to the existing contracts and required the Company to extinguish existing DAC and certain other related balances related to this product, resulting in increased amortization of DAC of $124.0 million and increased annuity benefits of $11.0 million.

Other income increased primarily in the Retirement Plans segment due to higher average assets driven by strong market performance in the private sector business. The Corporate and Other segment also contributed to the increase as Nationwide Bank completed its second quarter of full-service operations.

Asset fees increased primarily due to higher average separate account values driven by favorable market performance in the Individual Investments segment.

Other operating expenses increased primarily within the Retirement Plans and Corporate and Other segments, partially offset by a decline in Individual Protection. The increase within the Retirement Plans segment reflects higher trail commissions and continued investments in technology and infrastructure, while Corporate and Other was impacted by Nationwide Bank as described above. The Individual Protection decline primarily resulted from a goodwill impairment charge in 2006 related to the formation of a joint venture between TBG Financial and Mullin Consulting and lower TBG Financial expenses.

Higher life insurance and annuity benefits primarily were driven by increased annuity benefits of $12.5 million related to the unlocking of DAC and other related balances and the aforementioned increase in annuity benefits related to modification of L.INC features of $11.0 million.

Lower administrative fees primarily were attributable to the Retirement Plans segment due to an $18.6 million policy adjustment in the second quarter of 2006 related to the surrender of a group fixed annuity contract.

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

Second Quarter – 2007 Compared to 2006

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended June 30,
(in millions)	2007	2006	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$1,296.5	$1,116.3	16%
Private label annuities	97.5	96.7	1%
NFN and other	0.8	1.0	(20)%

Total individual variable annuities	1,394.8	1,214.0	15%
Individual fixed annuities	40.1	45.8	(12)%
Income products	50.2	55.9	(10)%
Advisory services program	36.6	70.1	(48)%

Total Individual Investments	1,521.7	1,385.8	10%

Retirement Plans
Private sector:
Group annuity products	254.8	327.8	(22)%
Group trust products	1,190.1	976.9	22%

Total group products	1,444.9	1,304.7	11%
NFN products	31.2	40.6	(23)%
Other	19.8	20.8	(5)%

Total private sector	1,495.9	1,366.1	10%

Public sector:
IRC Section 457 annuities	385.5	389.0	(1)%
Administration-only agreements	686.5	604.2	14%

Total public sector	1,072.0	993.2	8%

Total Retirement Plans	2,567.9	2,359.3	9%

Individual Protection
Corporate-owned life insurance	153.6	146.7	5%
Traditional/universal life insurance	135.8	125.3	8%
The BEST of AMERICA variable life series	107.8	110.1	(2)%
NFN variable life products	49.3	51.4	(4)%

Total Individual Protection	446.5	433.5	3%

Total sales	$4,536.1	$4,178.6	9%

See Part I – Financial Information, Item 2 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended June 30,
(in millions)	2007	2006	Change
Non-affiliated:
Independent broker/dealers	$1,510.5	$1,380.7	9%
Wirehouse and regional firms	680.7	555.6	23%
Financial institutions	642.8	580.7	11%
Pension plan administrators	98.9	139.6	(29)%
Life insurance specialists	91.1	84.0	8%

Total non-affiliated sales	3,024.0	2,740.6	10%

Affiliated:
NRS	1,079.6	1,001.2	8%
Nationwide agents	195.8	203.1	(4)%
NFN producers	174.2	171.0	2%
Mullin TBG	62.5	62.7	—

Total affiliated sales	1,512.1	1,438.0	5%

Total sales	$4,536.1	$4,178.6	9%

The increase in total sales primarily was driven by higher individual variable annuity sales in the Individual Investments segment as a result of the strong performance of the L.INC product rider introduced in 2006. Also contributing to the overall increase were improved sales in the Retirement Plans segment, led by higher group trust product sales in the private sector and administration-only agreements in the public sector, partially offset by lower group annuity sales as the majority of pension business continues to move to the trust platform.

Higher sales in the independent broker/dealers, wirehouse and regional firms and financial institutions channels primarily were driven by variable annuity products, specifically products offering the L.INC rider mentioned above.

The increase in sales through NRS reflects higher Retirement Plans sales as described above.

Year-to-Date – 2007 Compared to 2006

The following table summarizes sales by product and segment for the periods indicated:

	Six months ended June 30,
(in millions)	2007	2006	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$2,463.4	$2,028.8	21%
Private label annuities	170.7	169.7	1%
NFN and other	1.7	1.9	(11)%

Total individual variable annuities	2,635.8	2,200.4	20%
Individual fixed annuities	77.4	85.3	(9)%
Income products	105.7	114.4	(8)%
Advisory services program	73.4	132.7	(45)%

Total Individual Investments	2,892.3	2,532.8	14%

Retirement Plans
Private sector:
Group annuity products	573.3	678.8	(16)%
Group trust products	2,677.5	2,254.4	19%

Total group products	3,250.8	2,933.2	11%
NFN products	67.1	97.1	(31)%
Other	40.8	33.4	22%

Total private sector	3,358.7	3,063.7	10%

Public sector:
IRC Section 457 annuities	775.2	796.3	(3)%
Administration-only agreements	1,371.1	1,216.8	13%

Total public sector	2,146.3	2,013.1	7%

Total Retirement Plans	5,505.0	5,076.8	8%

Individual Protection
Corporate-owned life insurance	356.8	428.9	(17)%
Traditional/universal life insurance	258.6	243.4	6%
The BEST of AMERICA variable life series	216.5	220.2	(2)%
NFN variable life products	101.5	107.6	(6)%

Total Individual Protection	933.4	1,000.1	(7)%

Total sales	$9,330.7	$8,609.7	8%

See Part I – Financial Information, Item 2 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Six months ended June 30,
(in millions)	2007	2006	Change
Non-affiliated:
Independent broker/dealers	$3,219.2	$2,868.5	12%
Wirehouse and regional firms	1,360.4	1,145.7	19%
Financial institutions	1,233.3	1,104.4	12%
Pension plan administrators	274.7	275.5	—
Life insurance specialists	179.4	256.6	(30)%

Total non-affiliated sales	6,267.0	5,650.7	11%

Affiliated:
NRS	2,161.8	2,029.7	7%
Nationwide agents	391.9	399.5	(2)%
NFN producers	332.5	356.7	(7)%
Mullin TBG	177.5	173.1	3%

Total affiliated sales	3,063.7	2,959.0	4%

Total sales	$9,330.7	$8,609.7	8%

The increase in total sales primarily was driven by higher individual variable annuity sales in the Individual Investments segment as a result of the strong performance of the L.INC product rider. In addition, sales improved in the Retirement Plans segment, led by higher group trust product sales in the private sector and administration-only agreements in the public sector, partially offset by lower group annuity sales as the majority of pension business continues to move to the trust platform. Lower sales of COLI products in the Individual Protection segment also offset the overall increase.

Higher sales in the independent broker/dealers, wirehouse and regional firms and financial institutions channels primarily were driven by variable annuity products, specifically products offering the L.INC rider mentioned above.

Sales decreased through the life insurance specialists channel due to the addition of two large COLI cases during the first quarter of 2006.

The increase in sales through NRS reflects higher Retirement Plans sales as described above.

Business Segments

Individual Investments

Second Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended June 30,
(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$146.8	$125.0	17%
Administrative fees	6.2	4.9	27%
Surrender fees	12.6	14.2	(11)%

Total policy charges	165.6	144.1	15%
Premiums on income products	30.2	34.6	(13)%
Net investment income	167.0	193.9	(14)%
Other income	6.1	5.1	20%

Total revenues	368.9	377.7	(2)%

Benefits and expenses:
Interest credited to policyholder account values	114.4	132.7	(14)%
Benefits and claims	74.7	49.6	51%
Amortization of DAC	12.7	84.8	(85)%
Other operating expenses	57.7	53.6	8%

Total benefits and expenses	259.5	320.7	(19)%

Pre-tax operating earnings	$109.4	$57.0	92%

Other Data
Sales:
Individual variable annuities	$1,394.8	$1,214.0	15%
Individual fixed annuities	40.1	45.8	(12)%
Income products	50.2	55.9	(10)%
Advisory services program	36.6	70.1	(48)%

Total sales	$1,521.7	$1,385.8	10%

Average account values:
General account	$12,172.9	$14,374.0	(15)%
Separate account	40,992.6	36,815.8	11%
Advisory services program	630.3	491.6	28%

Total average account values	$53,795.8	$51,681.4	4%

Interest spread margin:
Net investment income	5.73%	5.56%
Interest credited	3.76%	3.69%

Interest spread on average general account values	1.97%	1.87%

Pre-tax operating earnings to average account values	0.81%	0.44%

The increase in pre-tax operating earnings primarily was driven by lower amortization of DAC and higher asset fees, partially offset by higher benefits and claims and lower interest spread income.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking, which lowered amortization of DAC by $208.9 million. In addition, during the second quarter of 2007, the Company modified the features of its L.INC product within this segment. This modification required the Company to extinguish existing DAC and other related balances related to this product, resulting in increased amortization of DAC of $124.0 million and increased annuity benefits of $11.0 million.

Asset fees are calculated daily and charged as a percentage of separate account values. Higher average separate account values driven by favorable market performance increased asset fees by $15.0 million. In addition, the average variable asset fee rate increased to 1.43% from 1.36% in the prior year quarter as new business sold with living benefit riders and corresponding higher fee rates influenced the overall average rate.

Higher benefits and claims primarily were driven by increased annuity benefits of $12.5 million related to the unlocking of DAC and other related balances and the aforementioned increase in annuity benefits related to modification of L.INC features of $11.0 million.

Interest spread income declined primarily due to lower general account assets caused by fixed annuity outflows. However, interest spread margins widened during the second quarter of 2007 to 197 basis points compared to 187 basis points in the same quarter a year ago. Included in the current quarter were 17 basis points, or $5.3 million, of income from mortgage loan prepayments and bond call premiums compared to 9 basis points, or $3.3 million, in the same quarter a year ago.

Higher sales in the individual variable annuity business were driven by the L.INC product rider and a more targeted sales process. Sales of products with the L.INC rider increased $211.8 million compared to the same quarter a year ago.

Year-to-Date – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Six months ended June 30,
(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$284.6	$249.0	14%
Administrative fees	12.5	9.5	32%
Surrender fees	25.2	29.4	(14)%

Total policy charges	322.3	287.9	12%
Premiums on income products	63.7	66.5	(4)%
Net investment income	341.0	400.3	(15)%
Other income	13.1	4.4	198%

Total revenues	740.1	759.1	(3)%

Benefits and expenses:
Interest credited to policyholder account values	232.6	270.4	(14)%
Benefits and claims	121.3	90.6	34%
Amortization of DAC	112.2	182.4	(38)%
Other operating expenses	107.4	103.5	4%

Total benefits and expenses	573.5	646.9	(11)%

Pre-tax operating earnings	$166.6	$112.2	48%

Other Data
Sales:
Individual variable annuities	$2,635.8	$2,200.4	20%
Individual fixed annuities	77.4	85.3	(9)%
Income products	105.7	114.4	(8)%
Advisory services program	73.4	132.7	(45)%

Total sales	$2,892.3	$2,532.8	14%

Average account values:
General account	$12,417.6	$14,586.6	(15)%
Separate account	40,481.5	36,478.6	11%
Advisory services program	619.2	464.9	33%

Total average account values	$53,518.3	$51,530.1	4%

Account values as of period end:
Individual variable annuities	$46,131.5	$41,140.7	12%
Individual fixed annuities	5,721.2	7,425.0	(23)%
Income products	2,064.4	1,970.6	5%
Advisory services program	643.7	508.1	27%

Total account values	$54,560.8	$51,044.4	7%

Interest spread margin:
Net investment income	5.72%	5.66%
Interest credited	3.74%	3.71%

Interest spread on average general account values	1.98%	1.95%

Pre-tax operating earnings to average account values	0.62%	0.44%

The increase in pre-tax operating earnings primarily was driven by lower amortization of DAC and higher asset fees, partially offset by higher benefits and claims and lower interest spread income.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking, which lowered amortization of DAC by $208.9 million. In addition, during the second quarter of 2007, the Company modified the features of its L.INC product within this segment. This modification required the Company to extinguish existing DAC and other related balances related to this product, resulting in increased amortization of DAC of $124.0 million and increased annuity benefits of $11.0 million.

Higher average separate account values driven by favorable market performance increased asset fees by $28.1 million. In addition, the average variable asset fee rate increased to 1.41% from 1.37% in the prior year period as new business sold with living benefit riders and corresponding higher fee rates influenced the overall average rate.

Higher benefits and claims primarily were driven by increased annuity benefits of $12.5 million related to the unlocking of DAC and other related balances in the second quarter of 2007 and the aforementioned increase in annuity benefits related to modification of L.INC features of $11.0 million. The remaining increase was due to higher guaranteed benefit expenses related to growth in this business.

Interest spread income declined primarily due to lower general account assets caused by fixed annuity outflows. However, interest spread margins increased during the first six months of 2007 to 198 basis points compared to 195 basis points in the same period a year ago. Included in the current period were 16 basis points, or $10.1 million, of income from mortgage loan prepayments and bond call premiums compared to 10 basis points, or $7.4 million, in the same period a year ago. For full year 2007, the Company expects interest spread margins to tighten compared to 2006 and projects full year margins of 185 to 190 basis points, including a nominal level of prepayment activity during the remainder of the year.

Higher sales in the individual variable annuity business were driven by the L.INC product rider and a more targeted sales process. Sales of products with the L.INC rider increased $541.4 million compared to the same period a year ago.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of June 30, 2007:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,163.2	4.13%	$—	N/A	$1,163.2	4.13%
Minimum interest rate of 3.00% to 3.49%	1,717.9	4.36%	4,101.6	3.13%	—	N/A	5,819.5	3.50%
Minimum interest rate lower than 3.00%	832.1	4.36%	411.1	3.59%	—	N/A	1,243.2	4.11%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,626.4	2.77%	1,626.4	2.77%

Total deferred individual fixed annuities	$2,550.0	4.36%	$5,675.9	3.37%	$1,626.4	2.77%	$9,852.3	3.53%

Retirement Plans

Second Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended June 30,
(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$33.1	$33.6	(1)%
Administrative fees	2.6	22.6	(88)%
Surrender fees	1.1	1.1	—

Total policy charges	36.8	57.3	(36)%
Net investment income	161.9	159.8	1%
Other income	84.6	69.9	21%

Total revenues	283.3	287.0	(1)%

Benefits and expenses:
Interest credited to policyholder account values	111.0	113.0	(2)%
Amortization of DAC	(0.9)	10.9	NM
Other operating expenses	108.3	96.9	12%

Total benefits and expenses	218.4	220.8	(1)%

Pre-tax operating earnings	$64.9	$66.2	(2)%

Other Data
Sales:
Private sector	$1,495.9	$1,366.1	10%
Public sector	1,072.0	993.2	8%

Total sales	$2,567.9	$2,359.3	9%

Average account values:
General account	$11,216.3	$11,050.0	2%
Separate account	18,256.8	18,155.5	1%
Non-insurance assets	20,581.9	16,085.7	28%
Administration-only	29,485.9	25,476.0	16%

Total average account values	$79,540.9	$70,767.2	12%

Interest spread margin:
Net investment income	5.77%	5.78%
Interest credited	3.95%	4.09%

Interest spread on average general account values	1.82%	1.69%

Pre-tax operating earnings to average account values	0.33%	0.37%

Pre-tax operating earnings decreased as lower administrative fees and higher other operating expenses were partially offset by higher other income, lower amortization of DAC and increased interest spread income.

Lower administrative fees primarily were attributable to the surrender of a group fixed annuity contract during the second quarter of 2006, which resulted in an $18.6 million policy adjustment.

The increase in other operating expenses primarily was due to higher trail commissions of $6.4 million and higher asset-based variable expenses reflecting increased average assets. Trail commissions represent compensation paid to the Company’s producing firms based on the level of assets under management rather than new deposits made in a given time period. Instead of paying a one-time amount at the point of sale, a smaller payment is made each period that the business remains in force. In some cases, a combination of both types of compensation is paid. In addition, general operating expenses were higher due to continued investments in technology and infrastructure.

The increase in other income, which includes administrative fees from non-insurance retirement and deferred compensation plans and asset-based fees from the NTC small-plan 401(k) platform, primarily was driven by higher non-insurance asset fees and mutual fund payments of $10.0 million and $5.6 million, respectively, resulting from higher average variable assets.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking of the net separate account growth rate assumption for the three-year reversion period and adjusting the net separate account growth rate and related discount rate assumptions. These factors lowered amortization of DAC by $10.5 million.

Interest spread income increased primarily due to a lower average crediting rate. Interest spread margins increased to 182 basis points in the second quarter of 2007 compared to 169 basis points in the comparable quarter a year ago. Included in the current quarter were 7 basis points, or $2.1 million, of income from mortgage loan prepayments and bond call premiums compared to 6 basis points, or $1.6 million, in the same quarter a year ago.

Higher private sector sales continued to be driven by strong case growth from existing broker/dealer relationships.

Public sector sales growth was due to higher rates of plan transfers-in.

Year-to-Date – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Six months ended June 30,
(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$66.8	$67.5	(1)%
Administrative fees	5.2	25.3	(79)%
Surrender fees	2.1	2.6	(19)%

Total policy charges	74.1	95.4	(22)%
Net investment income	327.4	324.0	1%
Other income	162.9	136.8	19%

Total revenues	564.4	556.2	1%

Benefits and expenses:
Interest credited to policyholder account values	222.1	226.2	(2)%
Amortization of DAC	8.9	21.0	(58)%
Other operating expenses	216.3	189.4	14%

Total benefits and expenses	447.3	436.6	2%

Pre-tax operating earnings	$117.1	$119.6	(2)%

Other Data
Sales:
Private sector	$3,358.7	$3,063.7	10%
Public sector	2,146.3	2,013.1	7%

Total sales	$5,505.0	$5,076.8	8%

Average account values:
General account	$11,198.6	$11,102.1	1%
Separate account	18,380.3	18,724.8	(2)%
Non-insurance assets	19,999.3	15,550.3	29%
Administration-only	28,981.4	25,084.5	16%

Total average account values	$78,559.6	$70,461.7	11%

Account values as of period end:
Private sector	$33,929.2	$29,626.1	15%
Public sector	47,257.8	40,278.9	17%

Total account values	$81,187.0	$69,905.0	16%

Interest spread margin:
Net investment income	5.85%	5.84%
Interest credited	3.97%	4.08%

Interest spread on average general account values	1.88%	1.76%

Pre-tax operating earnings to average account values	0.30%	0.34%

The decrease in pre-tax operating earnings primarily was driven by higher other operating expenses and lower administrative fees, partially offset by higher other income, lower amortization of DAC and increased interest spread income.

The increase in other operating expenses reflects higher general operating expenses due to investments in technology and infrastructure and expected increases in support, development and amortization of a new administrative platform placed into service during the second quarter of 2006. In addition, trail commissions increased $11.1 million from higher average assets and asset-based variable expenses.

Lower administrative fees primarily were attributable to the surrender of a group fixed annuity contract during the second quarter of 2006, which resulted in an $18.6 million policy adjustment.

The increase in other income was driven by higher non-insurance asset fees and mutual fund payments of $17.5 million and $7.7 million, respectively, resulting from higher average variable assets.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking of the net separate account growth rate assumption for the three-year reversion period and adjusting the net separate account growth rate and related discount rate assumptions. These factors lowered amortization of DAC by $10.5 million.

Interest spread income increased primarily due to a lower average crediting rate. Interest spread margins increased to 188 basis points in the first six months of 2007 compared to 176 basis points for the comparable period a year ago. Included in the current period were 9 basis points, or $5.1 million, of income from mortgage loan prepayments and bond call premiums compared to 8 basis points, or $4.1 million, in the same period a year ago. For full year 2007, the Company expects interest spread margins to increase compared to 2006 and projects full year margins of 185 to 190 basis points, including a nominal level of prepayment activity during the remainder of the year.

Higher private sector sales continued to be driven by strong case growth from existing broker/dealer relationships.

Public sector sales growth was due to increased flows from existing cases and higher rates of plan transfers-in.

Individual Protection

Second Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended June 30,
(in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$13.1	$11.4	15%
Cost of insurance charges	103.7	100.2	3%
Administrative fees	19.2	19.7	(3)%
Surrender fees	4.7	4.9	(4)%

Total policy charges	140.7	136.2	3%
Traditional life insurance premiums	74.7	75.1	(1)%
Net investment income	115.8	116.5	(1)%
Other income	5.4	6.5	(17)%

Total revenues	336.6	334.3	1%

Benefits and expenses:
Interest credited to policyholder account values	47.6	49.5	(4)%
Life insurance benefits	111.4	106.8	4%
Policyholder dividends on participating policies	20.0	24.5	(18)%
Amortization of DAC	9.0	31.8	(72)%
Amortization of VOBA	13.4	9.1	47%
Other operating expenses	55.8	51.5	8%

Total benefits and expenses	257.2	273.2	(6)%

Pre-tax operating earnings	$79.4	$61.1	30%

Other Data
Sales:
Corporate-owned life insurance	$153.6	$146.7	5%
Traditional/universal life insurance	135.8	125.3	8%
The BEST of AMERICA variable life series	107.8	110.1	(2)%
NFN variable life products	49.3	51.4	(4)%

Total sales	$446.5	$433.5	3%

The increase in pre-tax operating earnings primarily was driven by lower amortization of DAC, lower policyholder dividends on participating policies and higher cost of insurance charges, partially offset by higher life insurance benefits, other operating expenses and amortization of VOBA.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking of the net separate account growth rate assumption for the three-year reversion period, adjusting the net separate account growth rate and related discount rate assumptions, and increasing estimated lapse rates for BOLI products. These factors lowered amortization of DAC by $18.1 million.

Policyholder dividends on participating policies have trended downward since the dividend scale was reduced in 2006. Furthermore, since participating policies are no longer sold, lapses decrease the number of policies on which dividends are paid.

Cost of insurance charges increased due to increased business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges.

The increase in life insurance benefits resulted from higher average death claims and increased reserves due to higher sales relative to the prior year quarter.

Higher other operating expenses primarily were attributable to lower software capitalization due to a lower spending rate on capitalizable systems development projects compared to the prior year quarter.

Amortization of VOBA increased due to the unlocking of assumptions described for amortization of DAC above. However, since the discount rate for VOBA is locked and did not change, the overall impact to amortization of VOBA was an increase of approximately $5.1 million.

The slight increase in sales was due to growth in traditional/universal and COLI products.

Year-to-Date – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Six months ended June 30,
(in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$25.8	$22.4	15%
Cost of insurance charges	207.7	199.1	4%
Administrative fees	39.3	42.6	(8)%
Surrender fees	9.8	11.2	(13)%

Total policy charges	282.6	275.3	3%
Traditional life insurance premiums	151.6	151.0	—
Net investment income	235.4	232.7	1%
Other income	10.2	13.0	(22)%

Total revenues	679.8	672.0	1%

Benefits and expenses:
Interest credited to policyholder account values	94.9	95.1	—
Life insurance benefits	218.4	221.9	(2)%
Policyholder dividends on participating policies	41.3	44.7	(8)%
Amortization of DAC	35.4	49.8	(29)%
Amortization of VOBA	22.0	17.2	28%
Other operating expenses	104.8	118.0	(11)%

Total benefits and expenses	516.8	546.7	(5)%

Pre-tax operating earnings	$163.0	$125.3	30%

Other Data
Sales:
Corporate-owned life insurance	$356.8	$428.9	(17)%
Traditional/universal life insurance	258.6	243.4	6%
The BEST of AMERICA variable life series	216.5	220.2	(2)%
NFN variable life products	101.5	107.6	(6)%

Total sales	$933.4	$1,000.1	(7)%

Policy reserves as of period end:
Individual investment life insurance	$6,251.2	$5,435.3	15%
Corporate investment life insurance	9,059.0	7,164.8	26%
Traditional life insurance	4,150.0	4,301.0	(4)%
Universal life insurance	1,191.4	1,129.7	5%

Total policy reserves	$20,651.6	$18,030.8	15%

Insurance in force as of period end:
Individual investment life insurance	$57,489.0	$57,336.8	—
Corporate investment life insurance	25,258.8	24,061.2	5%
Traditional life insurance	41,631.0	39,040.1	7%
Universal life insurance	10,270.3	9,476.0	8%

Total insurance in force	$134,649.1	$129,914.1	4%

The increase in pre-tax operating earnings primarily was due to lower amortization of DAC and other operating expenses and higher cost of insurance charges. Higher amortization of VOBA and lower other income partially offset the overall increase.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking of the net separate account growth rate assumption for the three-year reversion period, adjusting the net separate account growth rate and related discount rate assumptions, and increasing estimated lapse rates for BOLI products. These factors lowered amortization of DAC by $18.1 million, which was partially offset by an increase in DAC amortization due to higher gross profits.

The decrease in other operating expenses was driven by two main factors. First, the prior year included a $5.5 million goodwill impairment charge related to the formation of a joint venture during the first quarter of 2006 between TBG Financial and Mullin Consulting. In addition, TBG Financial expenses declined by $6.2 million due to NFS’ diluted ownership percentage related to the aforementioned joint venture.

Cost of insurance charges increased due to increased business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges.

Amortization of VOBA increased due to the unlocking of assumptions described previously.

Sales decreased primarily due to the addition of two large COLI cases during the first quarter of 2006. However, quarterly sales fluctuations are normal and expected for corporate products.

Corporate and Other

Second Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended June 30,
(in millions)	2007	2006	Change
Statements of Income Data
Operating revenues:
Net investment income	$133.1	$102.0	30%
Other income	55.4	45.2	23%

Total operating revenues	188.5	147.2	28%

Benefits and operating expenses:
Interest credited to policyholder account values	64.0	50.5	27%
Interest expense on debt	27.5	25.0	10%
Debt extinguishment costs	10.2	—	NM
Other operating expenses	60.7	54.5	11%

Total benefits and operating expenses	162.4	130.0	25%

Pre-tax operating earnings	26.1	17.2	52%
Add: net realized losses on investments, hedging instruments and hedged items[1]	(4.2)	(11.0)	NM
Add: adjustment to amortization related to net realized gains and losses	2.4	1.5	NM

Income from continuing operations before federal income taxes	$24.3	$7.7	216%

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

Pre-tax operating earnings increased primarily due to higher interest spread income, partially offset by debt extinguishment costs.

Interest spread income increased due to higher average returns on corporate assets driven by market performance.

On June 4, 2007, NFS redeemed all of its outstanding 8.00% senior notes due March 1, 2027 at a price of $317.4 million. This amount represents aggregate principal of $300.0 million, an $11.2 million premium due as a result of early redemption (3.728% of the principal amount) and $6.2 million of accrued interest through the redemption date. These senior notes were originally issued in March 1997 and, in accordance with their terms, became subject to optional redemption by NFS on or after March 1, 2007. As a result of this transaction, NFS incurred a $10.2 million charge ($6.6 million, net of taxes) during the quarter ended June 30, 2007. This charge includes the redemption premium described above and the accelerated amortization of both unamortized debt issuance costs and the unamortized discount on the original issuance, partially offset by a deferred gain on previous hedging transactions. These amounts (excluding the redemption premium) otherwise would have been recognized through 2027.

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended June 30,
(in millions)	2007	2006
Total realized gains on sales, net of hedging losses	$19.5	$18.3
Total realized losses on sales, net of hedging gains	(17.2)	(29.3)
Total other-than-temporary and other investment impairments	(6.3)	(3.9)
Credit default swaps	(1.5)	(0.1)
Periodic net coupon settlements on non-qualifying derivatives	0.3	0.4
Other derivatives	2.3	5.2
Trading portfolio valuation gain (loss)	0.1	(0.7)

Total realized losses before adjustments	(2.8)	(10.1)
Amounts credited to policyholder dividend obligation	(0.1)	(1.0)
Other	0.3	1.2

Net realized losses on investments, hedging instruments and hedged items	$(2.6)	$(9.9)

Year-to-Date – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Six months ended June 30,
(in millions)	2007	2006	Change
Statements of Income Data
Operating revenues:
Net investment income	$254.4	$192.6	32%
Other income	116.1	97.1	20%

Total operating revenues	370.5	289.7	28%

Benefits and operating expenses:
Interest credited to policyholder account values	129.5	96.1	35%
Interest expense on debt	52.1	50.9	2%
Debt extinguishment costs	10.2	—	NM
Other operating expenses	120.3	113.8	6%

Total benefits and operating expenses	312.1	260.8	20%

Pre-tax operating earnings	58.4	28.9	102%

Add: net realized losses on investments, hedging instruments and hedged items[1]	(17.7)	(19.1)	NM
Add: adjustment to amortization related to net realized gains and losses	4.9	6.6	NM

Income from continuing operations before federal income taxes	$45.6	$16.4	178%

Other Data
Customer funds managed and administered:
Funding agreements backing medium-term notes	$3,939.9	$4,047.4	(3)%
Nationwide Bank deposits	812.2	—	NM
Nationwide Funds Group	3,109.5	3,015.8	3%

Total customer funds managed and administered	$7,861.6	$7,063.2	11%

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

The increase in pre-tax operating earnings primarily was attributable to higher interest spread income and other income, partially offset by the aforementioned debt extinguishment costs.

Interest spread income increased due to higher levels of corporate assets and higher average returns driven by market performance.

The increase in other income primarily was due to Nationwide Bank completing its second quarter of full-service operations.

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Six months ended June 30,
(in millions)	2007	2006
Total realized gains on sales, net of hedging losses	$44.8	$31.0
Total realized losses on sales, net of hedging gains	(40.0)	(49.0)
Total other-than-temporary and other investment impairments	(19.6)	(4.8)
Credit default swaps	(1.8)	(0.3)
Periodic net coupon settlements on non-qualifying derivatives	0.9	1.0
Other derivatives	2.9	6.0
Trading portfolio valuation loss	(0.7)	(1.5)

Total realized losses before adjustments	(13.5)	(17.6)
Amounts credited to policyholder dividend obligation	(1.1)	(0.9)
Other	0.6	1.8

Net realized losses on investments, hedging instruments and hedged items	$(14.0)	$(16.7)

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

The following table summarizes for the six months ended June 30, 2007 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	June 30, 2007
(in millions)				Holdings[1]	Net unrealized gain (loss)
U.S. government securities that were sold at a loss in the first and second quarters of 2007. No impairment is necessary on the remaining holdings.	$640.8	$(13.9)	$—	$474.9	$33.2

An investment vehicle which represents ownership interests in a trust fund that consists primarily of mortgage loans. No impairment is necessary on the remaining holdings.	67.3	(2.0)	—	222.2	(8.5)

A national owner and operator of office buildings and affiliate of a premier global private equity firm.	24.9	(1.3)	—	25.3	0.6

Ownership interests in a company that primarily provides financial services to small businesses. An impairment was recognized in the second quarter of 2007.	7.2	(0.2)	(3.6)	28.0	(0.3)

A national home goods store chain. An impairment was recognized in the second quarter of 2007.	2.8	(0.1)	(1.8)	4.4	—

An investment vehicle that holds the rights to certain motion pictures created and/or distributed by a major entertainment company. An impairment was recognized in the first quarter of 2007.	—	—	(10.6)	0.2	0.2

Total	$743.0	$(17.5)	$(16.0)	$755.0	$25.2

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

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

The Company’s capital structure consists of long-term debt and shareholders’ equity. The following table summarizes the Company’s capital structure as of the dates indicated:

(in millions)	June 30, 2007	December 31, 2006
Long-term debt	$1,499.7	$1,398.5

Shareholders’ equity, excluding accumulated other comprehensive (loss) income	5,522.3	5,590.8

Accumulated other comprehensive (loss) income	(69.1)	31.9

Total shareholders’ equity	5,453.2	5,622.7

Total capital	$6,952.9	$7,021.2

NFS is a holding company whose principal assets are the common stock of NLIC and NLICA. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments and dividends from NLIC, NLICA and other subsidiaries.

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 7 – Shareholders’ Equity and Dividend Restrictions for a description of the Company’s share repurchase program and dividend restrictions and the resulting impact on liquidity.

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

Short-Term Debt

The Company has available as a source of funds a $1.00 billion revolving variable rate credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $2.60 billion and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of June 30, 2007, the Company and NLIC were in compliance with all covenants. The Company had no amounts outstanding under this agreement as of June 30, 2007. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $99.6 million of commercial paper outstanding as of June 30, 2007 and no commercial paper outstanding as of December 31, 2006.

The Company also has a wholly-owned subsidiary with a five-year letter of credit issuance agreement with a single financial institution to provide up to $50.0 million in letters of credit. The agreement was effective September 30, 2006 and is guaranteed by NFS. The wholly-owned subsidiary had issued $40.6 million in letters of credit from this facility as of June 30, 2007 and $24.7 million as of December 31, 2006.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility, which is contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. London Interbank Offered Rate. NLIC had $140.1 million and $75.2 million outstanding under this agreement as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, the Company had not provided any guarantees on such borrowings, either directly or indirectly.

In addition, the Company has a majority-owned subsidiary that has available an annually renewable, $10.0 million variable rate line of credit agreement with a single financial institution. The line of credit is guaranteed by NFS and is included in the condensed consolidated balance sheets. The majority-owned subsidiary had $10.0 million outstanding on that line of credit as of June 30, 2007 and December 31, 2006.

Long-Term Debt

Long-term debt primarily is comprised of (1) two separate issuances of $300.0 million in principal amount of senior notes and two separate issuances of $200.0 million in principal amount of senior notes, none of which is subject to any sinking fund payments; (2) a single issuance of $400.0 million in principal amount of fixed-to-floating rate junior subordinated notes; and (3) a single issuance of $100.0 million in principal amount of junior subordinated debentures that are due March 1, 2037 and pay a distribution rate of 7.899%, issued to an unconsolidated subsidiary trust.

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

The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of June 30, 2007, the Company was in compliance with all such covenants.

On May 18, 2007, NFS issued $400.0 million principal of 6.75% fixed-to-floating rate junior subordinated notes. These notes bear interest at a fixed rate of 6.75% for a 30-year period, after which the notes will bear interest at the rate of three-month London Interbank Offered Rate plus 2.33%. These notes are redeemable under one of three scenarios. First, these notes are redeemable, in whole or in part, at any time on or after May 15, 2037 at their principal amount plus accrued and unpaid interest to the date of redemption, provided that in the event of a redemption in part, the principal amount outstanding after such redemption is at least $50.0 million. Next, these notes are redeemable, in whole or in part, prior to May 15, 2037, in cases not involving certain tax or rating agency events, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the “make-whole price,” provided that in the event of redemption in part the principal amount outstanding after such redemption is at least $50.0 million. “Make-whole price” means the sum of the present values of the outstanding principal (discounted from May 15, 2037) and remaining scheduled payments of interest that would have been payable to and including May 15, 2037 (discounted from their respective interest payment dates) on the notes to be redeemed (not including any portion of such payments of interest accrued to the redemption date) to the redemption date on a semiannual basis at a prevailing U.S. Treasury rate plus 30 basis points, plus accrued and unpaid interest on the principal amount being redeemed to the redemption date. Lastly, these notes are redeemable in whole, but not in part, prior to May 15, 2037, within 90 days after the occurrence of certain tax or rating agency events, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the “special event make-whole price.” “Special event make-whole price” means the sum of the present values of the outstanding principal (discounted from May 15, 2037) and remaining scheduled payments of interest that would have been payable to and including May 15, 2037 (discounted from their respective interest payment dates) on the notes to be redeemed (not including any portion of such payments of interest accrued to the redemption date) to the redemption date on a semiannual basis at a prevailing U.S. Treasury rate plus 50 basis points, plus accrued and unpaid interest on the principal amount being redeemed to the redemption date.

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

Investments

General

The Company’s assets are divided between separate account and general account assets. As of June 30, 2007, $73.79 billion (61%) of the Company’s total assets were held in separate accounts ($70.69 billion, or 59%, as of December 31, 2006) and $47.60 billion (39%) were held in the Company’s general account ($48.84 billion, or 41%, as of December 31, 2006), including $39.64 billion of general account investments ($41.20 billion as of December 31, 2006).

Separate account assets consist primarily of deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. After deducting fees or expense charges, the investment performance in the Company’s separate account assets is passed through to the Company’s customers.

The following table summarizes the Company’s consolidated general account investments by asset category as of the dates indicated:

	June 30, 2007		December 31, 2006
(dollars in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities	$27,479.5	69.3	$28,160.0	68.3
Equity securities	71.3	0.2	67.6	0.2
Trading assets	28.2	0.1	24.3	0.1
Mortgage loans on real estate, net	8,457.5	21.3	8,909.8	21.6
Real estate, net	65.2	0.2	76.7	0.2
Policy loans	991.5	2.5	966.9	2.3
Other long-term investments	787.7	2.0	780.1	1.9
Short-term investments	1,756.9	4.4	2,215.6	5.4

Total	$39,637.8	100.0	$41,201.0	100.0

The following table lists the ten largest fixed maturity investment holdings by amortized cost for both investment grade and non-investment grade securities included in the general account as of June 30, 2007 (excluding U.S. Treasury securities, obligations of U.S. Government corporations, and agency bonds not backed by the full faith and credit of the U.S. Government):

(in millions)	Predominant Rating	Amortized Cost		Predominant Rating	Amortized Cost

Investment Grade			Non-Investment Grade
CS First Boston Mortgage Securities Corporation	AAA	$178.3	MGM Mirage	BB	$41.5
Countrywide Alternative Loan Trust	AAA	169.5	Centennial Coal Company	BB	38.0
Bear Sterns Commercial Mortgage Securities, Inc.	AA	151.1	Knight-Ridder, Inc.	BB-	37.3
Bank of America Corporation	AA	120.9	Delta Airlines, Inc.	B	36.6
Morgan Stanley Capital I	AAA	120.6	Buffalo Rock Company, Inc.	BB+	32.1
Countrywide Alternative Loan Trust	AAA	114.5	Deluxe Corporation	BB-	28.0
Master Asset Securitization Trust	AAA	111.2	Avis Europe, PLC	BB	25.0
HSBC Holdings, PLC	AA	111.1	Constellation Brands, Inc.	BB-	24.6
LB-UBS Commercial Mortgage Trust	AA	110.1	Edison International	BB+	24.3
Washington Mutual Mortgage	AAA	104.9	Norbord, Inc.	BB+	24.0

Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$221.6	$9.8	$4.7	$226.7
Agencies not backed by the full faith and credit of the U.S. Government	474.9	37.9	4.7	508.1
Obligations of states and political subdivisions	255.0	0.5	10.2	245.3
Debt securities issued by foreign governments	31.0	1.0	0.2	31.8
Corporate securities
Public	9,351.0	170.2	165.0	9,356.2
Private	6,201.9	95.9	117.6	6,180.2
Mortgage-backed securities – U.S. Government-backed	7,512.3	7.3	175.4	7,344.2
Asset-backed securities	3,624.0	29.1	66.1	3,587.0

Total fixed maturity securities	27,671.7	351.7	543.9	27,479.5
Equity securities	59.6	12.4	0.7	71.3

Total securities available-for-sale	$27,731.3	$364.1	$544.6	$27,550.8

December 31, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$179.0	$12.2	$2.1	$189.1
Agencies not backed by the full faith and credit of the U.S. Government	564.5	46.2	2.3	608.4
Obligations of states and political subdivisions	274.7	0.7	7.4	268.0
Debt securities issued by foreign governments	36.2	1.7	0.2	37.7
Corporate securities
Public	9,732.8	220.0	127.4	9,825.4
Private	6,605.1	131.5	83.8	6,652.8
Mortgage-backed securities – U.S. Government-backed	6,946.0	23.8	122.8	6,847.0
Asset-backed securities	3,728.9	45.5	42.8	3,731.6

Total fixed maturity securities	28,067.2	481.6	388.8	28,160.0
Equity securities	57.2	11.0	0.6	67.6

Total securities available-for-sale	$28,124.4	$492.6	$389.4	$28,227.6

The following table summarizes by time the gross unrealized losses on securities available-for-sale in an unrealized loss position as of the dates indicated:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
June 30, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$51.9	$1.4	$87.4	$3.3	$139.3	$4.7
Agencies not backed by the full faith and credit of the U.S. Government	160.3	3.0	85.5	1.7	245.8	4.7
Obligations of states and political subdivisions	23.1	0.6	208.1	9.6	231.2	10.2
Debt securities issued by foreign governments	9.0	0.1	1.2	0.1	10.2	0.2
Corporate securities
Public	3,184.5	52.5	3,421.6	112.5	6,606.1	165.0
Private	1,411.7	24.3	2,541.4	93.3	3,953.1	117.6
Mortgage-backed securities – U.S. Government-backed	2,699.1	32.3	3,403.5	143.1	6,102.6	175.4
Asset-backed securities	1,158.8	17.4	1,340.7	48.7	2,499.5	66.1

Total fixed maturity securities	8,698.4	131.6	11,089.4	412.3	19,787.8	543.9
Equity securities	20.0	0.7	0.1	—	20.1	0.7

Total	$8,718.4	$132.3	$11,089.5	$412.3	$19,807.9	$544.6

% of gross unrealized losses		24%		76%

December 31, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$66.5	$1.0	$29.9	$1.1	$96.4	$2.1
Agencies not backed by the full faith and credit of the U.S. Government	31.7	0.1	125.2	2.2	156.9	2.3
Obligations of states and political subdivisions	84.5	1.0	161.9	6.4	246.4	7.4
Debt securities issued by foreign governments	12.8	0.1	1.3	0.1	14.1	0.2
Corporate securities
Public	2,627.7	27.8	3,525.8	99.6	6,153.5	127.4
Private	1,288.6	15.0	2,165.1	68.8	3,453.7	83.8
Mortgage-backed securities – U.S. Government-backed	966.9	7.6	4,194.0	115.2	5,160.9	122.8
Asset-backed securities	580.2	4.5	1,475.0	38.3	2,055.2	42.8

Total fixed maturity securities	5,658.9	57.1	11,678.2	331.7	17,337.1	388.8
Equity securities	17.6	0.3	3.4	0.3	21.0	0.6

Total	$5,676.5	$57.4	$11,681.6	$332.0	$17,358.1	$389.4

% of gross unrealized losses		15%		85%

The Company could have assets that have been in an unrealized loss position for more than one year that are not other-than-temporarily impaired. For example, changes in interest rates could cause decreases in market values that eventually may be reversed. The Company reviews each asset in an unrealized loss position and evaluates whether or not the loss is other-than-temporary. This evaluation considers several factors, including the extent of the unrealized loss, the rating of the affected security, the Company’s ability and intent to hold the security until recovery, and economic conditions that could impact the creditworthiness of the issuer.

The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded and privately placed securities. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of June 30, 2007 and December 31, 2006.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of the dates indicated:

(in millions)		June 30, 2007		December 31, 2006
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$19,591.5	$19,371.0	$19,362.3	$19,351.3
2	Baa	6,425.9	6,442.0	6,928.8	6,997.2
3	Ba	1,102.3	1,098.6	1,091.5	1,101.6
4	B	534.8	543.3	647.8	659.8
5	Caa and lower	10.5	14.7	18.5	27.3
6	In or near default	6.7	9.9	18.3	22.8

	Total	$27,671.7	$27,479.5	$28,067.2	$28,160.0

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

Mortgage-Backed Securities

The Company’s general account mortgage-backed securities (MBS) portfolio is comprised of residential MBS investments. As of June 30, 2007, MBS investments totaled $7.34 billion (27%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $6.85 billion (24%) as of December 31, 2006.

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

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk varies by the type of MBS held. The Company limits its exposure to prepayments/extensions by including less volatile types of MBSs. As of June 30, 2007, $2.16 billion (29%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs) compared to $2.36 billion (34%) as of December 31, 2006. PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Most of the Company’s non-PAC MBSs possess varying degrees of cash flow structure and prepayment/extension risk. The MBS portfolio contained 11% of pure pass-throughs as of June 30, 2007 compared to 5% as of December 31, 2006.

The following table summarizes the distribution by investment type of the Company’s general account MBS portfolio as of the dates indicated:

	June 30, 2007		December 31, 2006
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Planned amortization class	$2,162.8	29.4	$2,362.9	34.4
Sequential	1,484.4	20.2	1,539.7	22.5
Non-accelerating securities – CMO	1,449.9	19.7	1,532.7	22.4
Multi-family mortgage pass-through certificates	783.1	10.7	367.5	5.4
Very accurately defined maturity	646.2	8.8	784.6	11.5
Accrual	92.7	1.3	116.8	1.7
TBA commitments	45.5	0.6	—	—
Floating rate	232.4	3.2	54.4	0.8
Other	447.2	6.1	88.4	1.3

Total	$7,344.2	100.0	$6,847.0	100.0

Asset-Backed Securities

The Company’s general account asset-backed securities (ABS) portfolio includes home equity and credit card-backed investments, among others. As of June 30, 2007, ABS investments were $3.59 billion (13%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $3.73 billion (13%) as of December 31, 2006.

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

The following table summarizes the distribution by investment type of the Company’s general account ABS portfolio as of the dates indicated:

	June 30, 2007		December 31, 2006
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Commercial mortgage-backed securities	$1,139.5	31.8	$1,245.8	33.5
Home equity/improvement	797.4	22.2	750.8	20.1
Trust preferred - residual income	346.8	9.7	326.5	8.7
CBO/CLO/CDO	276.5	7.7	225.6	6.0
Credit card-backed	264.9	7.4	398.1	10.7
Non-accelerated securities	176.8	4.9	189.6	5.1
Enhanced equity/equity trust certificates	130.0	3.6	146.9	3.9
Student loans	85.0	2.4	84.5	2.3
Pass-through certificate	77.4	2.2	110.0	2.9
Franchise/business loan	49.4	1.4	57.8	1.5
Other	243.3	6.7	196.0	5.3

Total	$3,587.0	100.0	$3,731.6	100.0

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

Mortgage Loans

As of June 30, 2007, general account mortgage loans were $8.46 billion (21%) of the carrying value of consolidated general account investments compared to $8.91 billion (22%) as of December 31, 2006. Substantially all of these loans were commercial mortgage loans. Commitments to fund mortgage loans of $168.6 million were outstanding as of June 30, 2007 compared to $139.5 million as of December 31, 2006.

The table below summarizes the carrying values of mortgage loans by regional exposure and type of collateral as of June 30, 2007:

(in millions)	Office	Warehouse	Retail	Apartment & Other	Total
New England	$173.9	$16.4	$84.9	$89.7	$364.9
Middle Atlantic	177.1	290.7	322.4	180.7	970.9
East North Central	84.5	242.9	565.2	511.3	1,403.9
West North Central	37.6	88.8	73.8	145.3	345.5
South Atlantic	169.8	534.5	805.2	591.5	2,101.0
East South Central	26.4	45.7	116.5	153.2	341.8
West South Central	27.1	174.8	171.0	243.6	616.5
Mountain	105.1	127.6	214.1	346.8	793.6
Pacific	321.3	432.7	419.5	371.2	1,544.7

Total principal	$1,122.8	$1,954.1	$2,772.6	$2,633.3	8,482.8

Valuation allowance					(21.6)
Unamortized premium					15.1
Cumulative change in fair value of hedged mortgage loans and commitments					(18.8)

Total mortgage loans on real estate, net					$8,457.5

As of June 30, 2007, the Company’s largest exposure to any single borrowing group was $805.2 million, or 10%, of the Company’s general account mortgage loan portfolio, compared to $886.4 million, or 10%, as of December 31, 2006.

As of June 30, 2007 and December 31, 2006, the Company’s mortgage loans classified as delinquent, foreclosed and restructured were immaterial as a percentage of the total mortgage loan portfolio.

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

As of June 30, 2007 and December 31, 2006, the Company had received $766.7 million and $886.7 million, respectively, of cash collateral on securities lending and $217.0 million and $171.0 million, respectively, of cash for derivative collateral. The Company had not received any non-cash collateral on securities lending as of June 30, 2007 and December 31, 2006. As of June 30, 2007 and December 31, 2006, the Company had loaned securities with a fair value of $747.0 million and $859.9 million, respectively. The Company also held $10.6 million and $12.8 million of securities as off-balance sheet collateral on derivative transactions as of June 30, 2007 and December 31, 2006, respectively.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Nationwide Financial Services, Inc. Second Amended and Restated Stock Retainer Plan for Non-Employee Directors (Director Stock Retainer Plan), 82 restricted shares of Class A common stock were issued by NFS to the Chairman of the Board of Directors during the second quarter of 2007, at an average price of $60.32 per share. This was a partial payment of the supplemental annual retainer of $40,000, paid one-half in cash and one-half in restricted shares of the Company’s Class A common stock, for the Chairman’s additional duties. This supplemental retainer of cash and restricted stock is paid in monthly installments. The issuance of such restricted shares in partial payment of the supplemental retainer is exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) thereof.

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements – Note 7 – Shareholders’ Equity and Dividend Restrictions for a discussion of the Company’s stock repurchase program.

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of NFS’ equity securities by NFS or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, during the Company’s second quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate value of shares that may yet be purchased under the programs (in millions)
April 2007	3,137,692	$55.60	3,137,692	$238.1
May 2007	—	N/A	—	238.1
June 2007	—	N/A	—	238.1

Total	3,137,692	55.60	3,137,692

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 2, 2007. At that meeting, shareholders voted on the following proposals:

		For	Withheld
1.	Election of directors to serve as Class I Directors until the year 2010 Annual Meeting of Shareholders as follows:

	James G. Brocksmith, Jr.	956,386,975	784,063
	Keith W. Eckel	956,397,495	773,543
	James F. Patterson	955,495,042	1,675,996
	Gerald D. Prothro	956,397,751	773,287

	The terms of office of the following Directors continued after the meeting: Joseph A. Alutto, W. G. Jurgensen, Lydia M. Marshall, Donald L. McWhorter, David O. Miller, Martha Miller de Lombera, Arden L. Shisler and Alex Shumate.
		For	Against	Broker Non-Votes
2.	Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the year ending December 31, 2007 as set out in the Proxy Statement dated March 30, 2007.	955,300,429	1,722,538	N/A

ITEM 5 Other Information

None.

ITEM 6 Exhibits

18.1	Letter regarding change in accounting principle related to accrued legal expenses

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy G. Frommeyer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

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

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

Date: August 2, 2007	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President — Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)