Form 10-Q
period 2007-09-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 2007-11-05
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Yes  ☐    No  ☒

As of October 26, 2007, the registrant had 47,267,155 shares outstanding of its Class A common stock (par value $0.01 per share) and 91,778,717 shares outstanding of its Class B common stock (par value $0.01 per share).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Policy charges	$345.5	$327.6	$1,024.5	$986.2
Traditional life insurance and immediate annuity premiums	101.7	110.5	317.0	328.0
Net investment income	547.3	578.2	1,714.9	1,727.8
Net realized (losses) gains on investments, hedging instruments and hedged items	(20.4)	9.6	(34.4)	(7.1)
Other income	160.2	131.1	449.4	380.0

Total revenues	1,134.3	1,157.0	3,471.4	3,414.9

Benefits and expenses:
Interest credited to policyholder account values	333.3	348.2	1,012.4	1,036.0
Life insurance and annuity benefits	161.4	163.8	501.1	476.3
Policyholder dividends on participating policies	23.1	24.6	64.4	69.3
Amortization of deferred policy acquisition costs	112.1	108.2	263.6	354.8
Amortization of value of business acquired	11.9	14.5	37.6	38.6
Interest expense on debt	29.1	25.3	81.5	76.5
Debt extinguishment costs	—	—	10.2	—
Other operating expenses	271.0	255.9	815.9	773.4

Total benefits and expenses	941.9	940.5	2,786.7	2,824.9

Income from continuing operations before federal income tax expense	192.4	216.5	684.7	590.0
Federal income tax expense	45.4	54.6	172.0	24.4

Income from continuing operations	147.0	161.9	512.7	565.6
Discontinued operations, net of taxes	—	—	45.9	—
Cumulative effect of adoption of accounting principle, net of taxes	—	—	(6.0)	—

Net income	$147.0	$161.9	$552.6	$565.6

Earnings from continuing operations per common share:
Basic	$1.04	$1.08	$3.57	$3.76
Diluted	$1.03	$1.08	$3.54	$3.75

Earnings per common share:
Basic	$1.04	$1.08	$3.85	$3.76
Diluted	$1.03	$1.08	$3.82	$3.75

Weighted average common shares outstanding:
Basic	141.8	149.5	143.6	150.3
Diluted	142.7	150.3	144.7	151.0

Cash dividends declared per common share	$0.26	$0.23	$0.78	$0.69

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $27,403.5 and $28,067.2)	$27,295.4	$28,160.0
Equity securities (cost $59.9 and $57.2)	69.7	67.6
Trading assets, at fair value	24.7	24.3
Mortgage loans on real estate, net	8,534.5	8,909.8
Real estate, net	46.6	76.7
Policy loans	1,007.2	966.9
Other long-term investments	1,195.7	856.0
Short-term investments, including amounts managed by a related party	1,395.2	2,215.6

Total investments	39,569.0	41,276.9
Cash	73.2	84.1
Accrued investment income	412.5	373.8
Deferred policy acquisition costs	4,054.1	3,851.0
Value of business acquired	363.9	392.7
Goodwill	350.6	359.0
Other assets	2,850.5	2,498.9
Assets held in separate accounts	73,786.7	70,694.7

Total assets	$121,460.5	$119,531.1

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$36,313.2	$38,097.8
Short-term debt	454.1	85.2
Long-term debt	1,515.1	1,398.5
Other liabilities	4,051.0	3,632.2
Liabilities related to separate accounts	73,786.7	70,694.7

Total liabilities	116,120.1	113,908.4

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized - 50.0 shares; issued and outstanding - none	—	—
Class A common stock, $0.01 par value; authorized - 750.0 shares; issued - 71.4 and 69.7 shares; outstanding - 47.0 and 54.2 shares	0.7	0.7
Class B common stock, $0.01 par value; authorized - 750.0 shares; issued and outstanding - 91.8 shares	1.0	1.0
Additional paid-in capital	1,780.9	1,688.5
Retained earnings	4,819.0	4,618.5
Accumulated other comprehensive (loss) income	(61.1)	31.9
Treasury stock	(1,198.7)	(716.3)
Other, net	(1.4)	(1.6)

Total shareholders’ equity	5,340.4	5,622.7

Total liabilities and shareholders’ equity	$121,460.5	$119,531.1

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2007 and 2006

(Unaudited)

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Other, net	Total shareholders’ equity
Balance as of December 31, 2005	$0.7	$1.0	$1,560.0	$4,031.1	$100.7	$(304.2)	$(1.7)	$5,387.6

Cash dividends declared	—	—	—	(103.1)	—	—	—	(103.1)
Common shares repurchased under announced program	—	—		—	—	(185.3)	—	(185.3)
Stock options exercised	—	—	54.4	—	—	—	—	54.4
Other, net	—	—	20.5	—	—	—	0.1	20.6

Comprehensive income:
Net income	—	—	—	565.6	—	—	—	565.6
Other comprehensive loss, net of taxes	—	—	—	—	(52.9)	—	—	(52.9)

Total comprehensive income								512.7

Balance as of September 30, 2006	$0.7	$1.0	$1,634.9	$4,493.6	$47.8	$(489.5)	$(1.6)	$5,686.9

Balance as of December 31, 2006	$0.7	$1.0	$1,688.5	$4,618.5	$31.9	$(716.3)	$(1.6)	$5,622.7

Cash dividends declared	—	—	—	(153.6)	—	—	—	(153.6)
Common shares repurchased under announced program	—	—	(1.6)	—	—	(482.4)	—	(484.0)
Stock options exercised	—	—	73.1	—	—	—	—	73.1
Nationwide Funds Group acquisition, net (see Note 2)	—	—	12.1	(198.5)	—	—	—	(186.4)
Other, net	—	—	8.8	—	—	—	0.2	9.0

Comprehensive income:
Net income	—	—	—	552.6	—	—	—	552.6
Other comprehensive loss, net of taxes	—	—	—	—	(93.0)	—	—	(93.0)

Total comprehensive income								459.6

Balance as of September 30, 2007	$0.7	$1.0	$1,780.9	$4,819.0	$(61.1)	$(1,198.7)	$(1.4)	$5,340.4

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$552.6	$565.6
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of subsidiary	(45.5)	—
Net realized losses on investments, hedging instruments and hedged items	34.4	7.1
Interest credited to policyholder account values	1,012.4	1,036.0
Capitalization of deferred policy acquisition costs	(458.0)	(421.3)
Amortization of deferred policy acquisition costs	263.6	354.8
Amortization and depreciation, excluding debt extinguishment costs	72.0	93.8
Debt extinguishment costs (non-cash)	10.2	—
Increase in other assets	(230.1)	(302.9)
Increase in policy and other liabilities	359.6	354.6
Other, net	12.9	14.2

Net cash provided by operating activities	1,584.1	1,701.9

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	3,522.2	3,978.9
Proceeds from sale of securities available-for-sale	4,052.8	2,326.1
Proceeds from repayments or sales of mortgage loans on real estate	2,023.2	1,808.0
Cost of securities available-for-sale acquired	(7,082.5)	(4,894.4)
Cost of mortgage loans on real estate originated or acquired	(1,630.5)	(1,679.0)
Net decrease in short-term investments	820.4	153.1
Collateral paid – securities lending, net	(97.7)	(250.1)
Proceeds from sale of subsidiary - discontinued operations	115.4	—
Payment of merger consideration	(79.0)	—
Acquisition of subsidiary	(240.2)	—
Other, net	109.5	(25.5)

Net cash provided by investing activities	1,513.6	1,417.1

Cash flows from financing activities:
Net increase (decrease) in short-term debt	368.9	(163.7)
Net proceeds from issuance of long-term debt	410.4	—
Principal payments on long-term debt	(300.0)	—
Cash dividends paid	(150.8)	(98.3)
Investment and universal life insurance product deposits	3,262.4	1,920.2
Investment and universal life insurance product withdrawals	(6,428.6)	(4,647.0)
Customer bank deposits, net	586.3	221.7
Common shares repurchased under announced program	(482.4)	(183.1)
Other, net	211.5	65.6

Net cash used in financing activities	(3,108.6)	(2,884.6)

Net (decrease) increase in cash	(10.9)	12.7
Cash, beginning of period	84.1	49.5

Cash, end of period	$73.2	$62.2

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007 and 2006

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

The Company determined that certain cash flows related to the acquisition of Nationwide Federal Credit Union totaling approximately $200 million and $175 million for the three months ended March 31, 2007 and the six months ended June 30, 2007, respectively, which were included as cash flows provided by operating activities on the condensed consolidated statements of cash flows, should be presented as investing and financing activities. They will be presented in that manner on a comparative basis in the 2008 filings.

Certain items in the condensed consolidated financial statements and related notes have been reclassified to conform to the current presentation.

(2)	Summary of Significant Accounting Policies

A complete summary of the Company’s significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K. There have been no material changes to these policies since December 31, 2006 except as noted below.

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

Change in Accounting Principle

Historically, the Company accrued for legal costs associated with litigation defense and regulatory investigations by estimating the ultimate costs of such activity. Beginning April 1, 2007, the Company’s accrual for such legal expenses includes only the amount for services that have been provided but not yet paid. The Company believes the newly adopted accounting principle is preferable because it more accurately reflects expenses in the periods in which they are incurred. The Company continues to estimate and accrue the ultimate amounts expected to be paid for litigation and regulatory investigation loss contingencies.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

The following tables summarize the impact of the items described above for the periods indicated:

	Three months ended September 30,
	2007			2006
(in millions, except per share amounts)	NFG Acquisition	Change in Accounting Principle	Total	NFG Acquisition	Change in Accounting Principle	Total
Net investment income	$0.2	$—	$0.2	$0.3	$—	$0.3
Other income	57.2	—	57.2	43.5	—	43.5
Other operating expenses	45.4	—	45.4	36.0	5.4	41.4
Net income	15.1	—	15.1	5.9	(3.5)	2.4

Earnings per common share:
Basic	$0.11	$—	$0.11	$0.05	$(0.03)	$0.02
Diluted	0.10	—	0.10	0.05	(0.03)	0.02

	Nine months ended September 30,
	2007			2006
(in millions, except per share amounts)	NFG Acquisition	Change in Accounting Principle	Total	NFG Acquisition	Change in Accounting Principle	Total
Net investment income	$1.4	$—	$1.4	$0.5	$—	$0.5
Other income	157.5	—	157.5	126.2	—	126.2
Other operating expenses	125.0	1.9	126.9	112.6	6.2	118.8
Net income	29.4	(1.2)	28.2	10.0	(4.0)	6.0

Earnings per common share:
Basic	$0.21	$(0.01)	$0.20	$0.07	$(0.03)	$0.04
Diluted	0.20	(0.01)	0.19	0.07	(0.03)	0.04

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

For investment and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized gains and losses less policy benefits and policy maintenance expenses. The DAC asset related to investment and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b) to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

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

Changes in assumptions can have a significant impact on the amount of DAC reported for investment and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or future assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense, which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

Management evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during this period of time, assumptions are required to be unlocked, and DAC is recalculated using revised best estimate assumptions. When DAC assumptions are unlocked and revised, the Company continues to use the reversion to the mean process. See below for a discussion of current year assumption changes.

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

Primarily as a result of favorable trends in the financial markets, the investment performance of the Company’s separate accounts has outperformed the Company’s previously established long-term net annual growth rate assumption of approximately 8%. At the end of the second quarter of 2007, the Company determined as part of its regular quarterly analysis of DAC that the overall profitability of separate account products is expected to exceed previous estimates due to these favorable financial market trends. Accordingly, the Company unlocked its DAC assumptions after completing a comprehensive review of assumptions used to project DAC and other related balances, including sales inducement assets, value of business acquired (VOBA), unearned revenue reserves, and guaranteed minimum death and income benefit reserves. This review covered all assumptions including expected separate account investment returns during the three-year reversion period, lapse rates, mortality and expenses. Additionally, while the Company estimates that the overall profitability of its variable products has improved, it also expects the long-term net growth in separate account investment performance to moderate. As a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company reduced its long-term net separate account growth rate assumption from approximately 8% to approximately 7%. The Company unlocked assumptions, as appropriate, for all investment and variable universal life insurance products in order to remain consistent across product lines using revised assumptions which reflect the Company’s current best estimate of future events. Therefore, in the second quarter of 2007, the Company recorded a net increase in DAC and a benefit to DAC amortization and other related balances totaling $216.5 million pre-tax, which was reported in the following segments in the pre-tax amounts indicated: Individual Investments - $196.4 million; Retirement Plans - $10.5 million; and Individual Protection - $9.6 million, net of a $5.1 million charge for the acceleration of amortization of VOBA.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

During the second quarter of 2007, the Company added a new feature to its existing guaranteed minimum withdrawal benefit rider, Lifetime Income (L.INC). This new feature results in a substantial change in the existing contracts and, therefore, an extinguishment of the DAC associated with those contracts pursuant to Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). As a result, existing DAC and other related balances were eliminated resulting in a $135.0 million pre-tax charge impacting the Individual Investments segment.

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

In June 2007, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). For those entities that are investment companies under SOP 07-1, this SOP also addresses whether the specialized industry accounting principles of the Guide (i.e., fair value accounting) should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. The provisions of SOP 07-1 were effective for fiscal years beginning on or after December 15, 2007. On October 17, 2007, the Financial Accounting Standards Board (FASB) proposed to defer the effective date indefinitely. The Company will monitor the FASB and AICPA deliberations and ultimate decision regarding this standard.

In April 2007, the FASB issued FASB Staff Position (FSP) FIN 39-1, An Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with paragraph 10 of Interpretation 39. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. FSP FIN 39-1 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

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

In September 2006, the FASB issued SFAS 157. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and requires new disclosures about fair value measurements. SFAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. For assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition, the reporting entity shall disclose information that enables financial statement users to assess the inputs used to develop those measurements. For recurring fair value measurements using significant unobservable inputs, the reporting entity shall disclose the effect of the measurements on earnings for the period. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company currently is evaluating the impact of adopting SFAS 157.

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

September 30, 2007 and 2006

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

September 30, 2007 and 2006

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

September 30, 2007 and 2006

(4)	Share-Based Payments

Effective January 1, 2006, the Company adopted SFAS 123R and began expensing, at fair value, the costs resulting from share-based payment transactions. The following table summarizes share-based payment expense for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, except per share amounts)	2007	2006	2007	2006
Share-based payment expense	$1.4	$1.8	$8.1	$6.8
Share-based payment expense, net of taxes	0.9	1.2	5.3	4.4

Expense per common share, net of taxes:
Basic	$0.01	$0.01	$0.04	$0.03
Diluted	0.01	0.01	0.04	0.03

The Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) covers selected employees, directors and agents of the Company and certain of its affiliates. The LTEP provides for the grant of any or all of the following types of stock-based compensation awards: (1) stock options for shares of Class A common stock; (2) restricted stock; (3) stock-based Nationwide value added (NVA) awards; (4) stock appreciation rights (SARs), either in tandem with stock options or freestanding; and (5) performance shares and performance units. The LTEP provides that it will remain in effect, subject to the right of the Company’s Board of Directors to terminate it sooner, until all shares subject to the LTEP have been delivered under awards. However, in no event may any LTEP award of incentive stock options be granted on or after February 27, 2012. The number of shares of Class A common stock that may be issued under the LTEP, or as to which SARs or other awards may be granted, currently may not exceed 20.1 million. As of September 30, 2007, 12.5 million shares of Class A common stock options have been granted. Shares issued upon option exercise are new shares not issued from treasury.

Substantially all stock options (1) are non-qualified; (2) are granted with an exercise price at least equal to the fair value of shares on the grant date; (3) have a ten-year term; and (4) vest and become exercisable at the rate of one-third on each annual anniversary date of a three-year period of continued employment or upon retirement. Restricted stock awards are issued with a specific period of restriction varying by award as determined by the Compensation Committee of the Company’s Board of Directors. As of September 30, 2007, there were no outstanding NVA awards, SARs, performance shares or performance units payable in shares of Class A common stock.

The Nationwide Financial Services, Inc. Second Amended and Restated Stock Retainer Plan for Non-Employee Directors (Director Stock Retainer Plan) covers non-employee directors of the Company. The Director Stock Retainer Plan provides that payment of all or a portion of the retainer payable to a member of the board of directors may be made in shares of Class A common stock or in deferred stock units (DSUs). DSUs vest upon grant and are valued at the current fair value of the Company’s Class A common stock. They will be settled in cash or stock, pursuant to the terms of the applicable award agreement, in the January following the director’s termination from the board. As of September 30, 2007, there were approximately 41,000 DSUs outstanding. All outstanding DSUs will be settled in cash.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

The following tables summarize outstanding stock options for the nine months ended September 30, 2007:

(options in millions)	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	6.0	$36.88
Granted	0.6	55.02
Exercised	(1.6)	37.24
Cancelled	(0.2)	40.73

Outstanding, end of period	4.8	39.01

Vested and exercisable, end of period	3.4	$35.80

As of September 30, 2007, vested and exercisable stock options had an aggregate intrinsic value of approximately $61.8 million with a weighted average remaining contractual term of approximately 5 years. Stock options exercised during the three months ended September 30, 2007 had an aggregate intrinsic value of approximately $0.7 million ($29.7 million during the nine months ended September 30, 2007).

The following table summarizes nonvested stock options for the nine months ended September 30, 2007:

(options in millions)	Options on Class A common stock	Weighted average grant date fair value
Nonvested, beginning of period	1.6	$12.18
Granted	0.6	15.65
Vested	(0.8)	11.64
Cancelled	(0.1)	12.29

Nonvested, end of period	1.3	14.10

As of September 30, 2007, the total share-based payment cost related to nonvested stock options not yet recognized was approximately $11.4 million. The weighted average period over which this cost is expected to be recognized is approximately 1 year.

The following table summarizes the weighted average fair value of options granted and assumptions used to determine the fair value of options granted during the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Fair value of options granted	$16.26	$14.80	$15.65	$14.05
Dividend yield	1.76%	1.94%	1.89%	2.12%
Expected volatility	26.11%	30.32%	27.17%	31.91%
Risk-free interest rate	4.91%	4.83%	4.71%	4.92%
Expected life (years)	5.3	5.9	5.7	5.9

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

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

(5)	Long-Term Debt

The following table summarizes long-term debt as of the dates indicated:

(in millions)	September 30, 2007	December 31, 2006
$300.0 million principal, 8.00% senior notes, due March 1, 2027	$—	$298.6
$300.0 million principal, 6.25% senior notes, due November 15, 2011	299.3	299.2
$300.0 million principal, 5.90% senior notes, due July 1, 2012	299.2	299.0
$200.0 million principal, 5.625% senior notes, due February 13, 2015	199.3	199.2
$200.0 million principal, 5.10% senior notes, due October 1, 2015	199.5	199.4
$400.0 million principal, 6.75% fixed-to-floating rate junior subordinated notes, due May 15, 2037	399.4	—
$100.0 million principal, 7.899% junior subordinated debentures issued to a related party, due March 1, 2037	103.1	103.1
Other	15.3	—

Total long-term debt	$1,515.1	$1,398.5

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

September 30, 2007 and 2006

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

During the second quarter of 2007, the Company recorded $6.4 million of net federal income tax expense adjustments primarily related to differences between the 2006 estimated tax liability and the amounts expected to be reported on the Company’s 2006 tax returns when filed. The Company recorded an additional $1.5 million of such adjustments during the third quarter of 2007.

Through June 2006, the Company’s federal income tax returns for tax years 2000-2002 were under Internal Revenue Service (IRS) examination pursuant to a routine audit. In accordance with its regular practice, management established tax reserves representing its best estimate of additional amounts the Company could be required to pay if certain positions it had taken were challenged and ultimately denied by the IRS with respect to these tax years. These reserves are reviewed regularly and are adjusted as events occur that management believes impacts the Company’s liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. A significant component of the Company’s tax reserve as of December 31, 2005 was related to the separate account dividends received deduction (DRD). See “Tax Matters” in Note 9 for more information regarding DRD.

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

Total federal income tax expense differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income tax expense as follows for the periods indicated:

	Three months ended September 30,
	2007		2006
(dollars in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$67.3	35.0	$75.8	35.0
DRD	(19.8)	(10.3)	(11.6)	(5.4)
Other, net	(2.1)	(1.1)	(9.6)	(4.4)

Total	$45.4	23.6	$54.6	25.2

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

	Nine months ended September 30,
	2007		2006
(dollars in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$239.6	35.0	$206.5	35.0
Reserve release	—	—	(114.2)	(19.4)
DRD	(52.5)	(7.7)	(48.2)	(8.2)
Other, net	(15.1)	(2.2)	(19.7)	(3.3)

Total	$172.0	25.1	$24.4	4.1

(7)	Shareholders’ Equity and Dividend Restrictions

Share Repurchase Program

On August 3, 2005, the Company’s Board of Directors (the Board) approved a stock repurchase program (the Program). The Program originally authorized the Company to repurchase up to an aggregate of $300.0 million in value of shares of its common stock in the open market, in block trades or otherwise, and through privately negotiated transactions. On August 2, 2006, the Board extended the approval of the Program through December 2007 and authorized repurchases of up to $200.0 million in value of shares of the Company’s common stock in addition to the $300.0 million previously authorized. On February 21, 2007, the Board further extended the Program through December 2008 and authorized repurchases of up to $450.0 million in value of shares of the Company’s common stock in addition to the $500.0 million total previously authorized. Repurchases under the program are to be made in compliance with all applicable laws and regulations, including SEC rules. All shares repurchased under the Program are classified as treasury stock in the condensed consolidated balance sheets. The Program may be superseded or discontinued at any time.

During the nine months ended September 30, 2007, the Company repurchased 8,976,329 shares of its Class A common stock for an aggregate of $482.4 million at an average price per share of $53.74. Included in the total shares repurchased were 2,965,492 shares repurchased during April 2007 under an accelerated share repurchase agreement (ASR) for $165.0 million at an average price per share of $55.64 and 2,921,983 shares repurchased during September 2007 under a separate ASR for $152.5 million at an average price per share of $52.19.

The Company entered into each ASR with UBS AG, London Branch (UBS). Under each ASR, the Company immediately repurchased shares of Class A common stock from UBS. Simultaneously, in April 2007 and September 2007, the Company entered into separate six-month forward contracts with UBS indexed to the number of shares repurchased. Under the terms of each forward contract, the Company is required to pay or entitled to receive a per share price adjustment based on the difference between the average daily volume weighted prices during the duration of each ASR and the initial reference price. If obligated to make payment to or receive payment from UBS, the Company can elect settlement in cash or in shares of its Class A common stock. The April 2007 ASR terminated during the third quarter of 2007. During October 2007, the Company settled its remaining obligation to UBS under the April 2007 ASR by issuing UBS 221,073 shares of its Class A common stock valued at $12.0 million. Unless terminated earlier by UBS, the September 2007 ASR will terminate during the quarter ended March 31, 2008, at which time the Company will settle the forward contract in full.

From the Program’s inception through September 30, 2007, the Company repurchased a total of 15,028,557 shares of its Class A common stock for an aggregate of $750.0 million at an average price per share of $49.90, including the impact of a per share price adjustment during 2006 related to a March 2006 ASR. The Company also has repurchased 3,855,050 shares of its Class B common stock previously held by Nationwide Corporation for $200.0 million at an average price per share of $51.88. The combination of open market repurchases, ASRs and the Class B repurchases has exhausted the Company’s existing share repurchase authorization. Management expects to request from the Board additional share repurchase authorization during the fourth quarter of 2007.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

Dividend Restrictions

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory capital and surplus as of December 31, 2006 was $2.68 billion, and statutory net income for 2006 was $537.5 million. As of October 1, 2007, NLIC could not pay any dividends to NFS without obtaining prior approval. NLIC paid a $232.5 million ordinary dividend to NFS during the first quarter of 2007. In addition, NLIC paid a $242.5 million extraordinary dividend to NFS during the second quarter of 2007 after obtaining approval from the Ohio Department of Insurance.

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

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the Pennsylvania Insurance Department either approves or does not disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. The statutory capital and surplus of NLICA as of December 31, 2006 was $654.3 million, and statutory net income for the year ended December 31, 2006 was $95.3 million. As of October 1, 2007, NLICA could not pay any dividends to NFS without obtaining prior approval.

NFS currently does not expect such regulatory requirements to impair the ability of its insurance subsidiaries to pay sufficient dividends in order for NFS to have the necessary funds available to meet its obligations.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

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

The following table summarizes the Company’s other comprehensive income (loss), before and after federal income tax (expense) benefit, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006
Net unrealized gains (losses) on securities available-for-sale arising during the period:
Net unrealized gains (losses) before adjustments	$75.1	$575.0	$(229.6)	$(149.3)
Net adjustment to deferred policy acquisition costs	(40.2)	(126.0)	17.7	33.1
Net adjustment to value of business acquired	4.9	8.3	8.0	(13.9)
Net adjustment to future policy benefits and claims	(10.6)	(31.2)	20.4	25.2
Net adjustment to policyholder dividend obligation	(6.4)	(31.5)	13.1	12.4
Related federal income tax (expense) benefit	(8.0)	(138.3)	59.6	32.4

Net unrealized gains (losses)	14.8	256.3	(110.8)	(60.1)

Reclassification adjustment for net realized losses (gains) on securities available-for-sale realized during the period:
Net unrealized losses (gains)	7.1	(11.1)	28.1	8.0
Related federal income tax (benefit) expense	(2.4)	3.9	(9.8)	(2.8)

Net reclassification adjustment	4.7	(7.2)	18.3	5.2

Other comprehensive income (loss) on securities available-for-sale	19.5	249.1	(92.5)	(54.9)

Accumulated net holding (losses) gains on cash flow hedges:
Unrealized holding (losses) gains	(17.6)	1.1	(0.7)	3.1
Related federal income tax benefit (expense)	6.1	(0.4)	0.2	(1.1)

Other comprehensive (loss) income on cash flow hedges	(11.5)	0.7	(0.5)	2.0

Total other comprehensive income (loss)	$8.0	$249.8	$(93.0)	$(52.9)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three and nine month periods ended September 30, 2007 and 2006.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

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

The following table presents information relating to the Company’s calculations of basic and diluted earnings per share (EPS) for the periods indicated:

	Three months ended September 30,
	2007			2006
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Net income	$147.0	$1.04	$1.03	$161.9	$1.08	$1.08

Weighted average common shares outstanding – basic	141.8			149.5
Dilutive effect of stock options	0.9			0.8

Weighted average common shares outstanding – diluted	142.7			150.3

	Nine months ended September 30,
	2007			2006
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Income from continuing operations	$512.7	$3.57	$3.54	$565.6	$3.76	$3.75
Discontinued operations, net of taxes	45.9	0.32	0.32	—	—	—
Cummlative effect of adoption of accounting principle, net of taxes	(6.0)	(0.04)	(0.04)	—

Net income	$552.6	$3.85	$3.82	$565.6	$3.76	$3.75

Weighted average common shares outstanding – basic	143.6			150.3
Dilutive effect of stock options	1.1			0.7

Weighted average common shares outstanding – diluted	144.7			151.0

(9)	Contingencies

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

September 30, 2007 and 2006

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

On July 11, 2007, NLIC was named in a lawsuit filed in the United States District Court for the Western District of Washington at Tacoma entitled Jerre Daniels-Hall and David Hamblen, Individually and on behalf of All Others Similarly Situated v. National Education Association, NEA Member Benefits Corporation, Nationwide Life Insurance Company, Security Benefit Life Insurance Company, Security Benefit Group, Inc., Security Distributors, Inc., et. al. The plaintiff seeks to represent a class of all current or former National Education Association (NEA) members who participated in the NEA Valuebuilder 403(b) program at any time between January 1, 1991 and the present (and their heirs and/or beneficiaries). The plaintiffs allege that the defendants violated the Employee Retirement Income Security Act of 1974, as amended (ERISA) by failing to prudently and loyally manage plan assets, by failing to provide complete and accurate information, by engaging in prohibited transactions, and by breaching their fiduciary duties when they failed to prevent other fiduciaries from breaching their fiduciary duties. The complaint seeks to have the defendants restore all losses to the plan, restoration of plan assets and profits to participants, disgorgement of endorsement fees, disgorgement of service fee payments, disgorgement of excessive fees charged to plan participants, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On October 12, 2007, NLIC filed a motion to dismiss. NLIC intends to defend this lawsuit vigorously.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

On November 15, 2006, NFS, NLIC and Nationwide Retirement Solutions, Inc. (NRS) were named in a lawsuit filed in the United States District Court for the Southern District of Ohio entitled Kevin Beary, Sheriff of Orange County, Florida, In His Official Capacity, Individually and On Behalf of All Others Similarly Situated v. Nationwide Life Insurance Co., Nationwide Retirement Solutions, Inc. and Nationwide Financial Services, Inc. The plaintiff seeks to represent a class of all sponsors of 457(b) deferred compensation plans in the United States that had variable annuity contracts with the defendants at any time during the class period, or in the alternative, all sponsors of 457(b) deferred compensation plans in Florida that had variable annuity contracts with the defendants during the class period. The class period is from January 1, 1996 until the class notice is provided. The plaintiff alleges that the defendants breached their fiduciary duties by arranging for and retaining service payments from certain mutual funds. The complaint seeks an accounting, a declaratory judgment, a permanent injunction and disgorgement or restitution of the service fee payments allegedly received by the defendants, including interest. On January 25, 2007, NFS, NLIC and NRS filed a motion to dismiss. On September 17, 2007, the Court granted the motion to dismiss. On October 1, 2007, the plaintiff filed a motion to vacate judgment and for leave to file an amended complaint. NFS, NLIC and NRS continue to defend this lawsuit vigorously.

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum premium and attorneys’ fees. On February 2, 2006, the court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The court certified a class consisting of all residents of the United States and the Virgin Islands who, during the class period, paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the class period that provide for guaranteed maximum premiums, excluding certain specified products. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The class period is from February 10, 1990 through February 2, 2006, the date the class was certified. On January 26, 2007, the plaintiff filed a motion for summary judgment. On April 30, 2007, NLIC filed a motion for summary judgment. On August 31, 2007, the court heard oral argument on the motions for summary judgment. NLIC continues to defend this lawsuit vigorously.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

On January 21, 2004, NLIC, Nationwide Life Insurance Company of America (NLICA), Nationwide Life and Annuity Insurance Company, NFS and Nationwide Financial Corporation (collectively referred to as the Companies) were named in a lawsuit filed in the United States District Court for the Northern District of Mississippi entitled United Investors Life Insurance Company v. Nationwide Life Insurance Company and/or Nationwide Life Insurance Company of America and/or Nationwide Life and Annuity Insurance Company and/or Nationwide Life and Annuity Company of America and/or Nationwide Financial Services, Inc. and/or Nationwide Financial Corporation, and John Does A-Z. In its complaint, the plaintiff alleges that the Companies and/or their affiliated life insurance companies caused the replacement of variable insurance policies and other financial products issued by United Investors with policies issued by the Companies. The plaintiff raises claims for (1) violations of the Federal Lanham Act, and common law unfair competition and defamation; (2) tortious interference with the plaintiff’s contractual relationship with Waddell & Reed, Inc. and/or its affiliates, Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc. and W&R Insurance Agency, Inc., or with the plaintiff’s contractual relationships with its variable policyholders; (3) civil conspiracy; and (4) breach of fiduciary duty. The complaint seeks compensatory damages, punitive damages, pre- and post-judgment interest, a full accounting, a constructive trust and costs and disbursements, including attorneys’ fees. On June 15, 2006, the District Court dismissed the plaintiff’s entire case with prejudice. On May 30, 2007, the Fifth Circuit Court of Appeals affirmed the District Court’s dismissal of the entire case. The plaintiff did not pursue an appeal.

On August 15, 2001, NFS and NLIC were named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. Currently, the plaintiffs’ fifth amended complaint, filed March 21, 2006, purports to represent a class of qualified retirement plans under ERISA that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that NLIC and NFS breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by NLIC and NFS, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. To date, the District Court has rejected the plaintiffs’ request for certification of the alleged class. On September 25, 2007, NFS’ and NLIC’s motion to dismiss the plaintiffs’ fifth amended complaint was denied. On October 12, 2007, NFS and NLIC filed their answer to the plaintiffs’ fifth amended complaint and amended counterclaims. NFS and NLIC continue to defend this lawsuit vigorously.

On October 9, 2003, NLICA was named as one of twenty-six defendants in a lawsuit filed in the United States District Court for the Middle District of Pennsylvania entitled Steven L. Flood, Luzerne County Controller and the Luzerne County Retirement Board on behalf of the Luzerne County Employee Retirement System v. Thomas A. Makowski, Esq., et al. NLICA is a defendant as the successor in interest to Provident Mutual Life Insurance Company, which is alleged to have entered into four agreements to manage assets and investments of the Luzerne County Employee Retirement System (the Plan). In their complaint, the plaintiffs allege that NLICA aided and abetted certain other defendants in breaching their fiduciary duties to the Plan. The plaintiffs also allege that NLICA violated the Federal Racketeer Influenced and Corrupt Organizations Act (RICO) by engaging in and conspiring to engage in an improper scheme to mismanage funds in order to collect excessive fees and commissions and that NLICA was unjustly enriched by the allegedly excessive fees and commissions. The complaint seeks treble compensatory damages, punitive damages, a full accounting, imposition of a constructive trust on all funds paid by the Plan to all defendants, pre- and post-judgment interest, and costs and disbursements, including attorneys’ fees. On August 24, 2004, the District Court issued an order dismissing the count alleging aiding and abetting a breach of fiduciary duty and one of the RICO counts. Fact and expert discovery has been completed. On October 11, 2006, NLICA filed a motion for summary judgment on all relevant counts contained in the complaint. Additionally, all other remaining defendants have filed a motion for summary judgment on all remaining claims. On October 5, 2007, the District Court heard oral argument on all defendants’ motions for summary judgment. NLICA continues to defend this lawsuit vigorously.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

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

The separate account DRD is a significant component of the Company’s federal income tax provision. On August 16, 2007, the IRS issued Revenue Ruling 2007-54. This ruling took a position with respect to the DRD that could have significantly reduced the Company’s DRD. The Company believes that the position taken by the IRS in the ruling was contrary to existing law and the relevant legislative history.

In Revenue Ruling 2007-61, released September 25, 2007, the IRS and the U.S. Department of the Treasury suspended Revenue Ruling 2007-54 and informed taxpayers of their intention to address certain issues in connection with the DRD in future tax regulations. Final tax regulations could impact the Company’s DRD in periods subsequent to their effective date.

(10)	Guarantees

Since 2001, the Company has sold $628.7 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of September 30, 2007, the Company held guarantee reserves totaling $6.3 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.29 billion. The Company does not anticipate making any material payments related to these guarantees.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

(11)	Variable Interest Entities

As of September 30, 2007 and December 31, 2006, the Company had relationships with 18 variable interest entities (VIEs), each of which the Company was the primary beneficiary. Each VIE is a conduit that assists the Company in structured products transactions involving the sale of Tax Credit Funds to third party investors for which the Company provides guaranteed returns (see Note 10). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying condensed consolidated financial statements.

VIE net assets were $464.9 million and $445.5 million as of September 30, 2007 and December 31, 2006, respectively. The following table summarizes the components of net assets as of the dates indicated:

(in millions)	September 30, 2007	December 31, 2006
Other long-term investments	$418.8	$432.5
Short-term investments	26.7	33.7
Other assets	51.2	37.8
Other liabilities	(31.8)	(58.5)

The Company’s total loss exposure from VIEs for which the Company is the primary beneficiary was immaterial as of September 30, 2007 and December 31, 2006 (except for the impact of guarantees disclosed in Note 10).

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in Tax Credit Funds of which the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 10 years and allow the Company to utilize certain tax credits and realize other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but of which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $244.3 million and $175.0 million as of September 30, 2007 and December 31, 2006, respectively.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

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

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector primarily includes IRC Section 401 fixed and variable group annuity business generated through NLIC and trust and custodial services through Nationwide Trust Company, FSB a division of Nationwide Bank. Also included in the private sector is Registered Investment Advisors Services, Inc. d/b/a RIA Services Inc. (RIA), which facilitates professional money management of participant assets by registered investment advisors. The public sector primarily includes IRC Section 457 and Section 401(a) business in the form of full-service arrangements that provide plan administration and fixed and variable group annuities as well as administration-only business.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended September 30, 2007
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$166.5	$35.9	$143.1	$—	$345.5
Traditional life insurance and immediate annuity premiums	29.7	—	72.0	—	101.7
Net investment income	153.4	162.1	116.7	115.1	547.3
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(17.0)	(17.0)
Other income	9.4	86.9	3.5	57.0	156.8

Total revenues	359.0	284.9	335.3	155.1	1,134.3

Benefits and expenses:
Interest credited to policyholder account values	109.7	111.9	48.1	63.6	333.3
Life insurance and annuity benefits	51.9	—	109.5	—	161.4
Policyholder dividends on participating policies	—	—	23.1	—	23.1
Amortization of DAC	79.8	9.4	27.1	(4.2)	112.1
Amortization of VOBA	1.4	0.7	9.8	—	11.9
Interest expense on debt	—	—	0.2	28.9	29.1
Other operating expenses	51.2	103.3	50.5	66.0	271.0

Total benefits and expenses	294.0	225.3	268.3	154.3	941.9

Income from continuing operations before federal income tax expense	65.0	59.6	67.0	0.8	$192.4

Less: net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	17.0
Less: adjustment to amortization related to net realized gains and losses	—	—	—	(4.2)

Pre-tax operating earnings	$65.0	$59.6	$67.0	$13.6

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

	Three months ended September 30, 2006
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$145.4	$41.6	$140.6	$—	$327.6
Traditional life insurance and immediate annuity premiums	37.3	—	73.2	—	110.5
Net investment income	199.1	164.7	118.6	95.8	578.2
Net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	5.5	5.5
Other income	5.1	73.5	6.6	50.0	135.2

Total revenues	386.9	279.8	339.0	151.3	1,157.0

Benefits and expenses:
Interest credited to policyholder account values	131.5	112.2	49.5	55.0	348.2
Life insurance and annuity benefits	55.5	—	108.3	—	163.8
Policyholder dividends on participating policies	—	—	24.6	—	24.6
Amortization of DAC	79.5	9.7	20.6	(1.6)	108.2
Amortization of VOBA	1.8	4.2	8.9	(0.4)	14.5
Interest expense on debt	—	—	0.1	25.2	25.3
Other operating expenses	53.6	98.3	55.6	48.4	255.9

Total benefits and expenses	321.9	224.4	267.6	126.6	940.5

Income from continuing operations before federal income tax expense	65.0	55.4	71.4	24.7	$216.5

Less: net realized gains on investments, hedging instruments and hedged items[1]	—	—	—	(5.5)
Less: adjustment to amortization related to net realized gains and losses	—	—	—	(1.9)

Pre-tax operating earnings	$65.0	$55.4	$71.4	$17.3

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

	Nine months ended September 30, 2007
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$488.8	$110.0	$425.7	$—	$1,024.5
Traditional life insurance and immediate annuity premiums	93.4	—	223.6	—	317.0
Net investment income	494.4	489.5	352.1	378.9	1,714.9
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(34.7)	(34.7)
Other income	22.5	249.8	13.7	163.7	449.7

Total revenues	1,099.1	849.3	1,015.1	507.9	3,471.4

Benefits and expenses:
Interest credited to policyholder account values	342.3	334.0	143.0	193.1	1,012.4
Life insurance and annuity benefits	173.2	—	327.9	—	501.1
Policyholder dividends on participating policies	—	—	64.4	—	64.4
Amortization of DAC	192.0	18.3	62.5	(9.2)	263.6
Amortization of VOBA	4.0	1.7	31.8	0.1	37.6
Interest expense on debt	—	—	0.5	81.0	81.5
Debt extinguishment costs	—	—	—	10.2	10.2
Other operating expenses	156.0	318.6	155.0	186.3	815.9

Total benefits and expenses	867.5	672.6	785.1	461.5	2,786.7

Income from continuing operations before federal income tax expense	231.6	176.7	230.0	46.4	$684.7

Less: net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	34.7
Less: adjustment to amortization related to net realized gains and losses	—	—	—	(9.1)

Pre-tax operating earnings	$231.6	$176.7	$230.0	$72.0

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2007 and 2006

	Nine months ended September 30, 2006
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$433.3	$137.0	$415.9	$—	$986.2
Traditional life insurance and immediate annuity premiums	103.8	—	224.2	—	328.0
Net investment income	599.4	488.7	351.3	288.4	1,727.8
Net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	(13.6)	(13.6)
Other income	9.5	210.3	19.6	147.1	386.5

Total revenues	1,146.0	836.0	1,011.0	421.9	3,414.9

Benefits and expenses:
Interest credited to policyholder account values	401.9	338.4	144.6	151.1	1,036.0
Life insurance and annuity benefits	146.1	—	330.2	—	476.3
Policyholder dividends on participating policies	—	—	69.3	—	69.3
Amortization of DAC	261.9	30.7	70.4	(8.2)	354.8
Amortization of VOBA	6.3	6.5	26.1	(0.3)	38.6
Interest expense on debt	—	—	0.4	76.1	76.5
Other operating expenses	152.6	285.4	173.3	162.1	773.4

Total benefits and expenses	968.8	661.0	814.3	380.8	2,824.9

Income from continuing operations before federal income tax expense	177.2	175.0	196.7	41.1	$590.0

Less: net realized losses on investments, hedging instruments and hedged items[1]	—	—	—	13.6
Less: adjustment to amortization related to net realized gains and losses	—	—	—	(8.5)

Pre-tax operating earnings	$177.2	$175.0	$196.7	$46.2

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

(i)

change in Nationwide Corporation’s control of the Company through its beneficial ownership of 95.1% of the combined voting power of all the outstanding common stock and 66.1% of the economic interest in the Company;

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

The Company is a leading provider of long-term savings and retirement products in the United States of America. The Company develops and sells a diverse range of products including individual annuities, private and public sector group retirement plans, other investment products sold to institutions, life insurance and investment advisory services. The Company also provides a wide range of banking products and services through Nationwide Bank and mutual funds through Nationwide Funds Group (NFG).

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of the Company that market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), an indirect wholly-owned subsidiary; NFN producers; and Mullin TBG Insurance Agency Services, LLC (Mullin TBG), a joint venture between the Company’s majority-owned subsidiary, TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial), and MC Insurance Agency Services, LLC d/b/a Mullin Consulting (Mullin Consulting); and NFG (see Part I – Financial Information, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Overview – Nationwide Funds Group Acquisition for more information). The Company also distributes retirement savings products through the agency distribution force of its ultimate majority parent company, Nationwide Mutual Insurance Company (NMIC).

As a result of its initial public offering in March 1997 and subsequent stock related transactions since that date, 33.9% of the economic interest in NFS is publicly owned, with the remainder owned by Nationwide Corporation, which is a majority-owned subsidiary of NMIC.

Business Segments

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 13 – Segment Information for a discussion of reportable segments, including the components of each segment.

The following table summarizes pre-tax operating earnings by segment for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2007	2006	Change	2007	2006	Change
Individual Investments	$65.0	$65.0	—	$231.6	$177.2	31%
Retirement Plans	59.6	55.4	8%	176.7	175.0	1%
Individual Protection	67.0	71.4	(6)%	230.0	196.7	17%
Corporate and Other	13.6	17.3	(21)%	72.0	46.2	56%

Revenues and Expenses

The Company earns revenues and generates cash primarily from policy charges, life insurance premiums and net investment income. Policy charges include asset fees, which are earned primarily from separate account values generated from the sale of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on universal life insurance products, which are assessed on the amount of insurance in force in excess of the related policyholder account value; administrative fees, which include fees charged per contract on a variety of the Company’s products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period for annuity and certain life insurance contracts. Net investment income includes earnings on investments supporting fixed annuities, the medium-term note (MTN) program and certain life insurance products, and earnings on invested assets not allocated to product segments, all net of related investment expenses. Other income includes asset fees, administrative fees, commissions and other income earned by subsidiaries of the Company that provide administrative, marketing, distribution and retail asset management services.

Management makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are reported in net realized gains and losses on investments, hedging instruments and hedged items. Also included are changes in the fair values of derivatives qualifying as fair value hedges and the related changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of derivatives that do not qualify for hedge accounting treatment (non-qualifying derivatives); and periodic net coupon settlements on non-qualifying derivatives.

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

Profitability

The Company’s profitability largely depends on its ability to effectively price and manage risk on its various products, administer customer funds and control operating expenses. Lapse rates on existing contracts also impact profitability. The lapse rate and distribution of lapses affect surrender charges and impact DAC amortization assumptions when lapse experience changes significantly.

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

Nationwide Bank

The Company made an application to the Office of Thrift Supervision (OTS) of the U.S. Department of the Treasury to expand the powers of Nationwide Trust Company, FSB a division of Nationwide Bank (NTC) to include the full range of activities permissible for savings associations under the Home Owners’ Loan Act of 1933 and OTS regulations and to operate under the name Nationwide Bank. The OTS approved this application on April 18, 2006. Nationwide Bank and Nationwide Federal Credit Union (NFCU) entered into an Agreement and Plan of Merger, dated as of June 16, 2006, pursuant to which Nationwide Bank would acquire 100% of the ownership interests in NFCU for $79.0 million in cash. The merger transaction was subject to a vote of the members of NFCU and approvals by certain federal regulatory agencies, including the OTS, the National Credit Union Administration (NCUA) and the Federal Deposit Insurance Corporation. The application to seek member vote on the proposed merger was approved by the NCUA on July 20, 2006. The members of NFCU approved the transaction at a special meeting on November 1, 2006. On November 6, 2006, the NCUA approved the methods and procedures used in the membership vote. On December 1, 2006 and December 15, 2006, Nationwide Bank received final regulatory approvals from the Federal Deposit Insurance Corporation and the OTS, respectively, to finalize its merger with NFCU. The merger was effective January 1, 2007, with payment of merger consideration to the NFCU membership on January 8, 2007, on a pro rata basis according to the members’ deposit account balances as of March 31, 2006.

Nationwide Funds Group Acquisition

On February 2, 2007, NFS entered into a stock purchase agreement with Nationwide Corporation to acquire the Philadelphia-based retail asset management operations of NWD Investment Management, Inc. The transaction closed on April 30, 2007 with a final purchase price of $244.2 million. The acquired operations are known as NFG. The purchase was accounted for at historical cost in a manner similar to a pooling of interests because the involved entities are under common control. NFG is reflected in the Company’s current and prior period condensed consolidated financial statements at the historical cost of the transferred net assets to provide comparative information as though the companies were combined for all periods presented. The excess purchase price over the historical cost of the acquired net assets was accounted for as a $198.5 million equity transaction.

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

For investment and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized gains and losses less policy benefits and policy maintenance expenses. The DAC asset related to investment and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b) to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K.

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

Changes in assumptions can have a significant impact on the amount of DAC reported for investment and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or future assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense, which could be significant. In general, increases in the estimated general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

Management evaluates the appropriateness of the individual variable annuity DAC balance within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period of time, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during this period of time, assumptions are required to be unlocked, and DAC is recalculated using revised best estimate assumptions. When DAC assumptions are unlocked and revised, the Company continues to use the reversion to the mean process. See below for a discussion of current year assumption changes.

For variable annuity products, the DAC balance is sensitive to the effects of changes in the Company’s estimates of gross profits, primarily due to the significant portion of the Company’s gross profits that are dependent upon the rate of return on assets held in separate accounts. This rate of return influences fees earned by the Company from these products and costs incurred by the Company associated with minimum contractual guarantees, as well as other sources of future expected gross profits. As previously stated, the Company’s current long-term assumption for net separate account investment performance is approximately 7% growth per year. In its ongoing evaluation of this assumption, the Company monitors its historical experience, market information and other relevant trends. To demonstrate the sensitivity of both the Company’s variable annuity product DAC balance, which was approximately $1.9 billion in aggregate at September 30, 2007, and related amortization, a 1% increase (to 8%) or decrease (to 6%) in the long-term assumption for net separate account investment performance would result in an approximately $20.0 million net increase or net decrease, respectively, in DAC amortization over the following year. These fluctuations are reasonably likely to occur. The information provided above considers only changes in the assumption for long-term net separate account investment performance and excludes changes in other assumptions used in the Company’s evaluation of DAC.

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

Primarily as a result of favorable trends in the financial markets, the investment performance of the Company’s separate accounts has outperformed the Company’s previously established long-term net annual growth rate assumption of approximately 8%. At the end of the second quarter of 2007, the Company determined as part of its regular quarterly analysis of DAC that the overall profitability of separate account products is expected to exceed previous estimates due to these favorable financial market trends. Accordingly, the Company unlocked its DAC assumptions after completing a comprehensive review of assumptions used to project DAC and other related balances, including sales inducement assets, VOBA, unearned revenue reserves, and guaranteed minimum death and income benefit reserves. This review covered all assumptions including expected separate account investment returns during the three-year reversion period, lapse rates, mortality and expenses. Additionally, while the Company estimates that the overall profitability of its variable products has improved, it also expects the long-term net growth in separate account investment performance to moderate. As a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company reduced its long-term net separate account growth rate assumption from approximately 8% to approximately 7%. The Company unlocked assumptions, as appropriate, for all investment and variable universal life insurance products in order to remain consistent across product lines using revised assumptions which reflect the Company’s current best estimate of future events. Therefore, in the second quarter of 2007, the Company recorded a net increase in DAC and a benefit to DAC amortization and other related balances totaling $216.5 million pre-tax, which was reported in the following segments in the pre-tax amounts indicated: Individual Investments - $196.4 million; Retirement Plans - $10.5 million; and Individual Protection - $9.6 million, net of a $5.1 million charge for the acceleration of amortization of VOBA.

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

During the second quarter of 2007, the Company added a new feature to its existing guaranteed minimum withdrawal benefit rider, Lifetime Income (L.INC). This new feature results in a substantial change in the existing contracts and, therefore, an extinguishment of the DAC associated with those contracts pursuant to Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. As a result, existing DAC and other related balances were eliminated resulting in a $135.0 million pre-tax charge impacting the Individual Investments segment.

Results of Operations

Third Quarter – 2007 Compared to 2006

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended September 30,
(in millions)	2007	2006	Change
Revenues:
Policy charges:
Asset fees	$193.5	$169.2	14%
Cost of insurance charges	105.1	100.6	4%
Administrative fees	29.7	36.2	(18)%
Surrender fees	17.2	21.6	(20)%

Total policy charges	345.5	327.6	5%
Traditional life insurance and immediate annuity premiums	101.7	110.5	(8)%
Net investment income	547.3	578.2	(5)%
Net realized (losses) gains on investments, hedging instruments and hedged items	(20.4)	9.6	NM
Other income	160.2	131.1	22%

Total revenues	1,134.3	1,157.0	(2)%

Benefits and expenses:
Interest credited to policyholder account values	333.3	348.2	(4)%
Life insurance and annuity benefits	161.4	163.8	(1)%
Policyholder dividends on participating policies	23.1	24.6	(6)%
Amortization of DAC	112.1	108.2	4%
Amortization of VOBA	11.9	14.5	(18)%
Interest expense on debt	29.1	25.3	15%
Other operating expenses	271.0	255.9	6%

Total benefits and expenses	941.9	940.5	—

Income from continuing operations before federal income tax expense	192.4	216.5	(11)%
Federal income tax expense	45.4	54.6	(17)%

Net income	$147.0	$161.9	(9)%

The decrease in net income was driven by net realized losses on investments, hedging instruments and hedged items, lower interest spread income, higher other operating expenses and lower immediate annuity premiums. Higher other income and asset fees partially offset the overall decrease.

The Company recorded net realized losses on investments, hedging instruments and hedged items in the third quarter of 2007 compared to net realized gains in the prior year quarter due to higher impairment charges in the current year.

Interest spread income declined primarily due to lower average yields and assets in the Individual Investments segment.

Other operating expenses were higher primarily in the Corporate and Other segment due to increased costs at Nationwide Bank, which completed its third quarter of retail operations, and increased commissions related to higher revenues in the retail broker/dealer operations as mentioned below.

Lower immediate annuity premiums were due to lower interest rates relative to a year ago, which created a less favorable environment for immediate annuity product sales in the Individual Investments segment.

Other income increased primarily in the Retirement Plans segment due to higher average assets driven by strong market performance in the private sector business. The Corporate and Other segment also contributed to the increase with higher revenues from retail broker/dealer operations.

Asset fees increased primarily due to higher average separate account values driven by favorable market performance in the Individual Investments segment.

Year-to-Date – 2007 Compared to 2006

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Nine months ended September 30,
(in millions)	2007	2006	Change
Revenues:
Policy charges:
Asset fees	$570.7	$508.1	12%
Cost of insurance charges	312.8	299.7	4%
Administrative fees	86.7	113.6	(24)%
Surrender fees	54.3	64.8	(16)%

Total policy charges	1,024.5	986.2	4%
Traditional life insurance and immediate annuity premiums	317.0	328.0	(3)%
Net investment income	1,714.9	1,727.8	(1)%
Net realized losses on investments, hedging instruments and hedged items	(34.4)	(7.1)	NM
Other income	449.4	380.0	18%

Total revenues	3,471.4	3,414.9	2%

Benefits and expenses:
Interest credited to policyholder account values	1,012.4	1,036.0	(2)%
Life insurance and annuity benefits	501.1	476.3	5%
Policyholder dividends on participating policies	64.4	69.3	(7)%
Amortization of DAC	263.6	354.8	(26)%
Amortization of VOBA	37.6	38.6	(3)%
Interest expense on debt	81.5	76.5	7%
Debt extinguishment costs	10.2	—	NM
Other operating expenses	815.9	773.4	5%

Total benefits and expenses	2,786.7	2,824.9	(1)%

Income from continuing operations before federal income tax expense	684.7	590.0	16%
Federal income tax expense	172.0	24.4	NM

Income from continuing operations	512.7	565.6	(9)%
Discontinued operations, net of taxes	45.9	—	NM
Cumulative effect of adoption of accounting principle, net of taxes	(6.0)	—	NM

Net income	$552.6	$565.6	(2)%

While net income decreased only slightly compared to the first nine months of 2006, several events heavily impacted results. First, $114.2 million of tax reserves were released into earnings during the second quarter of 2006. Thus, the effective tax rates in 2007 and 2006 are not comparable. Second, net income in 2007 was impacted by the $45.5 million gain on the sale of The 401(k) Company as described previously. Lastly, the Company recorded higher income from continuing operations before federal income tax expense primarily due to lower amortization of DAC and related adjustments as discussed previously and below. Higher other income and asset fees also contributed to the increase. Partially offsetting these improvements were higher other operating expenses; lower administrative fees; increased amortization of DAC and annuity benefits related to modifications of features in the Company’s L.INC product; higher net realized losses on investments, hedging instruments and hedged items; and debt extinguishment costs.

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

Lower amortization of DAC primarily was due to the unlocking of DAC during the second quarter of 2007, which lowered amortization of DAC by $235.8 million. In addition, during the second quarter of 2007, the Company modified the features of its L.INC product within the Individual Investments segment. This modification resulted in a substantial change to the existing contracts and required the Company to extinguish existing DAC and certain other related balances related to this product, resulting in increased amortization of DAC of $124.0 million and increased annuity benefits of $11.0 million.

Other income increased primarily in the Retirement Plans segment due to higher average assets driven by strong market performance in the private sector business. The Corporate and Other segment also contributed to the increase with higher revenues from retail broker/dealer operations.

Asset fees increased primarily due to higher average separate account values driven by favorable market performance in the Individual Investments segment.

Other operating expenses increased primarily within the Retirement Plans and Corporate and Other segments, partially offset by a decline in Individual Protection. The increase within the Retirement Plans segment reflects higher trail commissions and continued investments in technology and infrastructure, while Corporate and Other was impacted by higher Nationwide Bank costs and increased commissions related to higher revenues in the retail broker/dealer operations. The Individual Protection decline primarily resulted from a goodwill impairment charge in 2006 related to the formation of a joint venture between TBG Financial and Mullin Consulting and lower TBG Financial expenses in 2007.

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

Net realized losses on investments, hedging instruments and hedged items increased due to higher impairment charges in the current year.

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

Third Quarter – 2007 Compared to 2006

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended September 30,
(in millions)	2007	2006	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$1,274.4	$1,096.6	16%
Private label annuities	118.5	94.8	25%
NFN and other	0.6	1.0	(40)%

Total individual variable annuities	1,393.5	1,192.4	17%

Individual fixed annuities	37.0	57.2	(35)%
Income products	54.4	57.1	(5)%
Advisory services program	42.6	47.7	(11)%

Total Individual Investments	1,527.5	1,354.4	13%

Retirement Plans
Private sector:
Group annuity products	249.3	291.0	(14)%
Group trust products	1,201.7	1,024.5	17%

Total group products	1,451.0	1,315.5	10%
NFN products	38.6	42.9	(10)%
Other	14.9	15.0	(1)%

Total private sector	1,504.5	1,373.4	10%

Public sector:
IRC Section 457 annuities	387.1	381.6	1%
Administration-only agreements	679.0	641.8	6%

Total public sector	1,066.1	1,023.4	4%

Total Retirement Plans	2,570.6	2,396.8	7%

Individual Protection
Corporate-owned life insurance	54.4	67.7	(20)%
Traditional/universal life insurance	135.4	135.8	—
The BEST of AMERICA variable life series	112.8	107.2	5%
NFN variable life products	43.5	47.2	(8)%

Total Individual Protection	346.1	357.9	(3)%

Total sales	$4,444.2	$4,109.1	8%

See Part I – Financial Information, Item 2 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended September 30,
(in millions)	2007	2006	Change
Non-affiliated:
Independent broker/dealers	$1,555.0	$1,363.9	14%
Wirehouse and regional firms	703.6	596.4	18%
Financial institutions	604.1	570.1	6%
Pension plan administrators	95.6	124.8	(23)%
Life insurance specialists	12.9	46.3	(72)%

Total non-affiliated sales	2,971.2	2,701.5	10%

Affiliated:
NRS	1,073.8	1,031.3	4%
Nationwide agents	183.1	186.6	(2)%
NFN producers	174.6	168.3	4%
Mullin TBG	41.5	21.4	94%

Total affiliated sales	1,473.0	1,407.6	5%

Total sales	$4,444.2	$4,109.1	8%

The increase in total sales primarily was due to higher individual variable annuity sales in the Individual Investments segment driven by continued market acceptance of the Company’s products with living benefit riders. In addition, sales improved in the Retirement Plans segment, led by higher group trust product sales in the private sector and administration-only agreements in the public sector, partially offset by lower group annuity sales as the majority of pension business continues to move to trust product offerings.

Higher sales in the independent broker/dealers, wirehouse and regional firms and financial institutions channels were driven by variable annuity products, specifically products offering living benefit riders.

Sales decreased through the life insurance specialists channel due to lower renewals of COLI products during the quarter. Quarterly sales fluctuations are normal and expected for corporate products.

Year-to-Date – 2007 Compared to 2006

The following table summarizes sales by product and segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2007	2006	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$3,737.8	$3,125.4	20%
Private label annuities	289.2	264.5	9%
NFN and other	2.3	2.9	(21)%

Total individual variable annuities	4,029.3	3,392.8	19%
Individual fixed annuities	114.4	142.5	(20)%
Income products	160.1	171.5	(7)%
Advisory services program	116.0	180.4	(36)%

Total Individual Investments	4,419.8	3,887.2	14%

Retirement Plans
Private sector:
Group annuity products	822.6	969.8	(15)%
Group trust products	3,879.2	3,278.9	18%

Total group products	4,701.8	4,248.7	11%
NFN products	105.7	140.0	(25)%
Other	55.7	48.4	15%

Total private sector	4,863.2	4,437.1	10%

Public sector:
IRC Section 457 annuities	1,162.3	1,177.9	(1)%
Administration-only agreements	2,050.1	1,858.6	10%

Total public sector	3,212.4	3,036.5	6%

Total Retirement Plans	8,075.6	7,473.6	8%

Individual Protection
Corporate-owned life insurance	411.2	496.6	(17)%
Traditional/universal life insurance	394.0	379.2	4%
The BEST of AMERICA variable life series	329.3	327.4	1%
NFN variable life products	145.0	154.8	(6)%

Total Individual Protection	1,279.5	1,358.0	(6)%

Total sales	$13,774.9	$12,718.8	8%

See Part I – Financial Information, Item 2 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Nine months ended September 30,
(in millions)	2007	2006	Change
Non-affiliated:
Independent broker/dealers	$4,774.2	$4,232.4	13%
Wirehouse and regional firms	2,064.0	1,742.1	18%
Financial institutions	1,837.4	1,674.5	10%
Pension plan administrators	370.3	400.3	(7)%
Life insurance specialists	192.3	302.9	(37)%

Total non-affiliated sales	9,238.2	8,352.2	11%

Affiliated:
NRS	3,235.6	3,061.0	6%
Nationwide agents	575.0	586.1	(2)%
NFN producers	507.1	525.0	(3)%
Mullin TBG	219.0	194.5	13%

Total affiliated sales	4,536.7	4,366.6	4%

Total sales	$13,774.9	$12,718.8	8%

The increase in total sales primarily was due to higher individual variable annuity sales in the Individual Investments segment driven by continued market acceptance of the Company’s products with living benefit riders. In addition, sales improved in the Retirement Plans segment, led by higher group trust product sales in the private sector and administration-only agreements in the public sector, partially offset by lower group annuity sales as the majority of pension business continues to move to trust product offerings. Lower sales of COLI products in the Individual Protection segment due to the addition of two large COLI cases during the first quarter of 2006 also offset the overall increase.

Higher sales in the independent broker/dealers, wirehouse and regional firms and financial institutions channels were driven by variable annuity products, especially products offering living benefit riders.

The increase in sales through NRS reflects higher Retirement Plans sales as described above.

Sales decreased through the life insurance specialists channel due to the decline in COLI activity mentioned above.

Business Segments

Individual Investments

Third Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended September 30,
(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$148.0	$125.2	18%
Administrative fees	7.0	5.5	27%
Surrender fees	11.5	14.7	(22)%

Total policy charges	166.5	145.4	15%
Premiums on income products	29.7	37.3	(20)%
Net investment income	153.4	199.1	(23)%
Other income	9.4	5.1	84%

Total revenues	359.0	386.9	(7)%

Benefits and expenses:
Interest credited to policyholder account values	109.7	131.5	(17)%
Benefits and claims	51.9	55.5	(6)%
Amortization of DAC	79.8	79.5	—
Other operating expenses	52.6	55.4	(5)%

Total benefits and expenses	294.0	321.9	(9)%

Pre-tax operating earnings	$65.0	$65.0	—

Other Data
Interest spread margin:
Net investment income	5.55%	5.96%
Interest credited	3.79%	3.81%

Interest spread on average general account values	1.76%	2.15%

Sales:
Individual variable annuities	$1,393.5	$1,192.4	17%
Individual fixed annuities	37.0	57.2	(35)%
Income products	54.4	57.1	(5)%
Advisory services program	42.6	47.7	(11)%

Total sales	$1,527.5	$1,354.4	13%

Average account values:
General account	$11,588.1	$13,824.3	(16)%
Separate account	42,502.5	36,824.2	15%
Advisory services program	656.6	528.7	24%

Total average account values	$54,747.2	$51,177.2	7%

Pre-tax operating earnings to average account values	0.48%	0.51%

Pre-tax operating earnings were flat compared to the same quarter a year ago as higher asset fees were offset by lower interest spread income and lower premiums on income products.

Asset fees are calculated daily and charged as a percentage of separate account values. Higher average separate account values driven by favorable market performance increased asset fees by $18.7 million. In addition, the average variable asset fee rate increased to 1.39% from 1.36% in the prior year quarter as new business sold with living benefit riders and corresponding higher fee rates influenced the overall average rate, increasing asset fees by $4.1 million.

Interest spread income declined due to three factors. First, interest spread margins declined during the third quarter of 2007 to 176 basis points compared to 215 basis points in the same quarter a year ago. Long-duration higher yielding investments rolling over into lower yielding assets drove the margin compression and accounted for $9.8 million in reduced income. Second, general account assets decreased due to fixed annuity outflows, reducing income by $8.4 million. Third, the current quarter included only 9 basis points, or $2.5 million, of income from mortgage loan prepayments and bond call premiums compared to 24 basis points, or $8.2 million, in the same quarter a year ago.

Lower immediate annuity premiums were due to lower interest rates relative to a year ago, which created a less favorable environment for immediate annuity product sales.

Higher sales in the individual variable annuity business were driven by continued market acceptance of the Company’s products with living benefit riders, especially L.INC, and a more targeted sales process. Sales of products with the L.INC rider increased $120.2 million compared to the same quarter a year ago.

Year-to-Date – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Nine months ended September 30,
(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$432.6	$374.2	16%
Administrative fees	19.5	15.0	30%
Surrender fees	36.7	44.1	(17)%

Total policy charges	488.8	433.3	13%
Premiums on income products	93.4	103.8	(10)%
Net investment income	494.4	599.4	(18)%
Other income	22.5	9.5	137%

Total revenues	1,099.1	1,146.0	(4)%

Benefits and expenses:
Interest credited to policyholder account values	342.3	401.9	(15)%
Benefits and claims	173.2	146.1	19%
Amortization of DAC	192.0	261.9	(27)%
Other operating expenses	160.0	158.9	1%

Total benefits and expenses	867.5	968.8	(10)%

Pre-tax operating earnings	$231.6	$177.2	31%

Other Data
Interest spread margin:
Net investment income	5.68%	5.76%
Interest credited	3.77%	3.74%

Interest spread on average general account values	1.91%	2.02%

Sales:
Individual variable annuities	$4,029.3	$3,392.8	19%
Individual fixed annuities	114.4	142.5	(20)%
Income products	160.1	171.5	(7)%
Advisory services program	116.0	180.4	(36)%

Total sales	$4,419.8	$3,887.2	14%

Average account values:
General account	$12,126.1	$14,324.8	(15)%
Separate account	41,114.3	36,664.2	12%
Advisory services program	631.8	486.0	30%

Total average account values	$53,872.2	$51,475.0	5%

Account values as of period end:
Individual variable annuities	$47,067.0	$41,771.1	13%
Individual fixed annuities	5,113.3	6,995.6	(27)%
Income products	2,083.8	1,994.0	5%
Advisory services program	669.5	549.2	22%

Total account values	$54,933.6	$51,309.9	7%

Pre-tax operating earnings to average account values	0.57%	0.46%

The increase in pre-tax operating earnings primarily was driven by lower amortization of DAC and higher asset fees, partially offset by higher benefits and claims and lower interest spread income.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking, which lowered amortization of DAC by $208.9 million. In addition, during the second quarter of 2007, the Company modified the features of its L.INC product within this segment. This modification required the Company to extinguish existing DAC and other related balances related to this product, resulting in increased amortization of DAC of $124.0 million and increased annuity benefits of $11.0 million as explained below.

Higher average separate account values driven by favorable market performance increased asset fees by $46.8 million. In addition, the average variable asset fee rate increased to 1.40% from 1.36% in the prior year period as new business sold with living benefit riders and corresponding higher fee rates influenced the overall average rate, increasing asset fees by $11.6 million.

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

Interest spread income declined due to three factors. First, general account assets decreased due to fixed annuity outflows, reducing income by $27.6 million. Second, interest spread margins declined during the first nine months of 2007 to 191 basis points compared to 202 basis points in the same period a year ago. Long-duration higher yielding investments rolling over into lower yielding assets drove the margin compression and accounted for $14.8 million in reduced income. Third, the current period included only 14 basis points, or $12.6 million, of income from mortgage loan prepayments and bond call premiums compared to 15 basis points, or $15.6 million, in the same period a year ago. For full year 2007, the Company expects interest spread margins to tighten compared to 2006 and projects full year margins of 185 to 190 basis points, including a nominal level of prepayment activity during the remainder of the year.

Higher sales in the individual variable annuity business were driven by continued market acceptance of the Company’s products with living benefit riders, especially L.INC, and a more targeted sales process. Sales of products with the L.INC rider increased $252.6 million compared to the same period a year ago.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of September 30, 2007:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,114.3	3.96%	$—	N/A	$1,114.3	3.96%
Minimum interest rate of 3.00% to 3.49%	1,412.4	4.18%	3,718.6	3.12%	—	N/A	5,131.0	3.42%
Minimum interest rate lower than 3.00%	808.6	3.34%	416.3	3.57%	58.5	3.98%	1,283.4	3.44%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,755.9	2.85%	1,755.9	2.85%

Total deferred individual fixed annuities	$2,221.0	3.87%	$5,249.2	3.34%	$1,814.4	2.88%	$9,284.6	3.38%

Retirement Plans

Third Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended September 30,
(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$32.1	$32.9	(2)%
Administrative fees	3.2	7.9	(60)%
Surrender fees	0.6	0.8	(25)%

Total policy charges	35.9	41.6	(14)%
Net investment income	162.1	164.7	(2)%
Other income	86.9	73.5	18%

Total revenues	284.9	279.8	2%

Benefits and expenses:
Interest credited to policyholder account values	111.9	112.2	—
Amortization of DAC	9.4	9.7	(3)%
Other operating expenses	104.0	102.5	1%

Total benefits and expenses	225.3	224.4	—

Pre-tax operating earnings	$59.6	$55.4	8%

Other Data
Interest spread margin:
Net investment income	5.80%	6.03%
Interest credited	4.00%	4.11%

Interest spread on average general account values	1.80%	1.92%

Sales:
Private sector	$1,504.5	$1,373.4	10%
Public sector	1,066.1	1,023.4	4%

Total sales	$2,570.6	$2,396.8	7%

Average account values:
General account	$11,176.4	$10,909.6	2%
Separate account	17,569.7	17,668.4	(1)%
Non-insurance assets	21,648.1	16,611.8	30%
Administration-only	30,715.0	25,834.3	19%

Total average account values	$81,109.2	$71,024.1	14%

Pre-tax operating earnings to average account values	0.29%	0.31%

The increase in pre-tax operating earnings was driven by higher other income, partially offset by lower administrative fees and interest spread income.

The increase in other income, which includes administrative fees from non-insurance retirement and deferred compensation plans and asset-based fees from the NTC small-plan 401(k) platform, was driven by higher non-insurance asset fees and mutual fund reimbursements of $9.9 million and $6.5 million, respectively, resulting from higher average variable assets.

Lower administrative fees primarily were attributable to the surrender of a group retirement plan during the third quarter of 2006, which resulted in the recognition of $5.1 million of previously deferred revenue and $3.5 million of related VOBA amortization.

Interest spread income declined primarily due to lower income from mortgage loan prepayments and bond call premiums as the current quarter included 6 basis points, or $1.6 million, of such income compared to 12 basis points, or $3.4 million, in the same quarter a year ago. Interest spread margins decreased to 180 basis points in the third quarter of 2007 compared to 192 basis points in the comparable quarter a year ago.

Higher private sector sales continued to be driven by strong case growth from existing broker/dealer relationships.

Public sector sales increased primarily due to growth in administration-only agreements.

Year-to-Date – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Nine months ended September 30,
(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$98.9	$100.4	(1)%
Administrative fees	8.4	33.2	(75)%
Surrender fees	2.7	3.4	(21)%

Total policy charges	110.0	137.0	(20)%
Net investment income	489.5	488.7	—
Other income	249.8	210.3	19%

Total revenues	849.3	836.0	2%

Benefits and expenses:
Interest credited to policyholder account values	334.0	338.4	(1)%
Amortization of DAC	18.3	30.7	(40)%
Other operating expenses	320.3	291.9	10%

Total benefits and expenses	672.6	661.0	2%

Pre-tax operating earnings	$176.7	$175.0	1%

Other Data
Interest spread margin:
Net investment income	5.84%	5.88%
Interest credited	3.98%	4.07%

Interest spread on average general account values	1.86%	1.81%

Sales:
Private sector	$4,863.2	$4,437.1	10%
Public sector	3,212.4	3,036.5	6%

Total sales	$8,075.6	$7,473.6	8%

Average account values:
General account	$11,175.9	$11,075.4	1%
Separate account	18,005.7	18,483.6	(3)%
Non-insurance assets	20,481.2	15,935.2	29%
Administration-only	29,514.7	25,387.9	16%

Total average account values	$79,177.5	$70,882.1	12%

Account values as of period end:
Private sector	$32,726.5	$30,601.9	7%
Public sector	48,304.8	41,541.2	16%

Total account values	$81,031.3	$72,143.1	12%

Pre-tax operating earnings to average account values	0.30%	0.33%

The increase in pre-tax operating earnings was driven by higher other income, lower amortization of DAC and increased interest spread income, partially offset by higher other operating expenses and lower administrative fees.

The increase in other income was driven by higher non-insurance asset fees and mutual fund reimbursements of $27.4 million and $14.2 million, respectively, resulting from higher average variable assets.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking of the net separate account growth rate assumption for the three-year reversion period and adjusting the net separate account growth rate and related discount rate assumptions. These factors lowered amortization of DAC by $10.5 million.

Interest spread income increased primarily due to a lower average crediting rate as interest spread margins increased to 186 basis points in the first nine months of 2007 compared to 181 basis points for the comparable period a year ago. However, the current period included only 8 basis points, or $6.7 million, of income from mortgage loan prepayments and bond call premiums compared to 9 basis points, or $7.5 million, in the same period a year ago. For full year 2007, the Company expects interest spread margins to increase compared to 2006 and projects full year margins of 185 to 190 basis points, including a nominal level of prepayment activity during the remainder of the year.

The increase in other operating expenses reflects higher general operating expenses due to investments in technology and infrastructure and expected increases in support, development and amortization of a new administrative platform placed into service during the second quarter of 2006. In addition, trail commissions increased $16.4 million from higher average assets and asset-based variable expenses. Trail commissions represent compensation paid to the Company’s producing firms based on the level of assets under management rather than new deposits made in a given time period. Instead of paying a one-time amount at the point of sale, a smaller payment is made each period that the business remains in force. In some cases, a combination of both types of compensation is paid.

Lower administrative fees primarily were attributable to the surrender of a group fixed annuity contract during the second quarter of 2006, which resulted in an $18.6 million policy adjustment. In addition, the surrender of a group retirement plan in the third quarter of 2006 resulted in the recognition of $5.1 million of previously deferred revenue and $3.5 million of related VOBA amortization. The net impact of these factors is reflected in the decline in pre-tax operating earnings to average account values for the comparable periods.

Higher private sector sales continued to be driven by strong case growth from existing broker/dealer relationships.

Public sector sales increased due to growth in administration-only agreements.

Individual Protection

Third Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended September 30,
(in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$13.4	$11.1	21%
Cost of insurance charges	105.1	100.6	4%
Administrative fees	19.5	22.8	(14)%
Surrender fees	5.1	6.1	(16)%

Total policy charges	143.1	140.6	2%
Traditional life insurance premiums	72.0	73.2	(2)%
Net investment income	116.7	118.6	(2)%
Other income	3.5	6.6	(47)%

Total revenues	335.3	339.0	(1)%

Benefits and expenses:
Interest credited to policyholder account values	48.1	49.5	(3)%
Life insurance benefits	109.5	108.3	1%
Policyholder dividends on participating policies	23.1	24.6	(6)%
Amortization of DAC	27.1	20.6	32%
Amortization of VOBA	9.8	8.9	10%
Other operating expenses	50.7	55.7	(9)%

Total benefits and expenses	268.3	267.6	—

Pre-tax operating earnings	$67.0	$71.4	(6)%

Other Data
Sales:
Corporate-owned life insurance	$54.4	$67.7	(20)%
Traditional/universal life insurance	135.4	135.8	—
The BEST of AMERICA variable life series	112.8	107.2	5%
NFN variable life products	43.5	47.2	(8) %

Total sales	$346.1	$357.9	(3)%

The decrease in pre-tax operating earnings was driven by higher amortization of DAC, partially offset by higher cost of insurance charges and lower other operating expenses.

Higher amortization of DAC primarily was due to a variable universal life unlocking during the third quarter of 2006, which resulted in a $10.9 reduction in prior year amortization, partially offset by lower current year amortization due to true-ups from lower actual gross profits.

Cost of insurance charges increased due to increased business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges as the Company’s related mortality risk also rises.

Lower other operating expenses primarily were attributable to a decline in TBG Financial expenses of $7.4 million due to the formation of a joint venture during the first quarter of 2006 between TBG Financial and Mullin Consulting, which decreased NFS’ related ownership interest in that business. Other income from TBG Financial also declined as a result of this change.

The decrease in sales primarily was due to lower renewals of COLI products during the quarter. Quarterly sales fluctuations are normal and expected for corporate products.

Year-to-Date – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$39.2	$33.5	17%
Cost of insurance charges	312.8	299.7	4%
Administrative fees	58.8	65.4	(10)%
Surrender fees	14.9	17.3	(14)%

Total policy charges	425.7	415.9	2%
Traditional life insurance premiums	223.6	224.2	—
Net investment income	352.1	351.3	—
Other income	13.7	19.6	(30)%

Total revenues	1,015.1	1,011.0	—

Benefits and expenses:
Interest credited to policyholder account values	143.0	144.6	(1)%
Life insurance benefits	327.9	330.2	(1)%
Policyholder dividends on participating policies	64.4	69.3	(7)%
Amortization of DAC	62.5	70.4	(11)%
Amortization of VOBA	31.8	26.1	22%
Other operating expenses	155.5	173.7	(10)%

Total benefits and expenses	785.1	814.3	(4)%

Pre-tax operating earnings	$230.0	$196.7	17%

Other Data
Sales:
Corporate-owned life insurance	$411.2	$496.6	(17)%
Traditional/universal life insurance	394.0	379.2	4%
The BEST of AMERICA variable life series	329.3	327.4	1%
NFN variable life products	145.0	154.8	(6)%

Total sales	$1,279.5	$1,358.0	(6)%

Policy reserves as of period end:
Individual investment life insurance	$6,400.5	$5,545.3	15%
Corporate investment life insurance	9,185.3	7,425.6	24%
Traditional life insurance	4,152.0	4,282.9	(3)%
Universal life insurance	1,218.6	1,158.6	5%

Total policy reserves	$20,956.4	$18,412.4	14%

Insurance in force as of period end:
Individual investment life insurance	$57,514.1	$57,189.7	1%
Corporate investment life insurance	25,252.7	24,224.4	4%
Traditional life insurance	41,882.4	40,326.2	4%
Universal life insurance	10,100.8	9,720.0	4%

Total insurance in force	$134,750.0	$131,460.3	3%

The increase in pre-tax operating earnings primarily was due to lower other operating expenses, higher policy charges and lower amortization of DAC. Higher amortization of VOBA and lower other income partially offset the overall increase.

The decrease in other operating expenses was driven by two main factors. First, TBG Financial expenses declined by $13.6 million related to the previously discussed reduction in NFS’ ownership interest in that business. In addition, the prior year included a $5.5 million goodwill impairment charge related to the aforementioned joint venture formation. Other income from TBG Financial also declined by $10.2 million as a result of this change.

Policy charges increased due to higher cost of insurance charges and asset fees, partially offset by lower administrative fees. Higher cost of insurance charges and asset fees were driven by increased business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges and asset fees as the Company’s related mortality risk also rises. Administrative fees, net of related deferrals and amortization, declined due to lower corporate product premium receipts.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking in 2007 of the net separate account growth rate assumption for the three-year reversion period, adjusting the net separate account growth rate and related discount rate assumptions, and increasing estimated lapse rates for BOLI products. These factors lowered amortization of DAC by $18.1 million, which was partially offset by a variable universal life unlocking that reduced amortization by $10.9 million in 2006.

Amortization of VOBA increased due to the unlocking of assumptions described for amortization of DAC above. However, since the discount rate for VOBA is locked and did not change, the overall impact to amortization of VOBA was an increase of approximately $5.1 million.

Sales decreased primarily due to the addition of two large COLI cases during the first quarter of 2006.

Corporate and Other

Third Quarter – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended September 30,
(in millions)	2007	2006	Change
Statements of Income Data
Operating revenues:
Net investment income	$115.1	$95.8	20%
Other income	57.0	50.0	14%

Total operating revenues	172.1	145.8	18%

Benefits and operating expenses:
Interest credited to policyholder account values	63.6	55.0	16%
Interest expense on debt	28.9	25.2	15%
Other operating expenses	66.0	48.3	37%

Total benefits and operating expenses	158.5	128.5	23%

Pre-tax operating earnings	13.6	17.3	(21)%

Add: net realized (losses) gains on investments, hedging instruments and hedged items[1]	(17.0)	5.5	NM
Add: adjustment to amortization related to net realized gains and losses	4.2	1.9	NM

Income from continuing operations before federal income taxes	$0.8	$24.7	(97)%

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

Pre-tax operating earnings declined slightly primarily due to higher other operating expenses, partially offset by increased interest spread income and other income.

Other operating expenses were higher primarily due to increased commissions related to higher revenues in the retail broker/dealer operations as mentioned below and increased costs at Nationwide Bank, which completed its third quarter of retail operations.

Interest spread income increased primarily due to the contribution from Nationwide Bank.

Higher other income primarily was due to a $6.7 million increase in revenues from retail broker/dealer operations.

The Company recorded net realized losses on investments, hedging instruments and hedged items during the third quarter of 2007 compared to net realized gains in the prior year primarily due to an increase in gross realized losses on sales of fixed maturity securities and higher impairment charges in the current year.

The following table summarizes net realized (losses) gains on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Three months ended September 30,
(in millions)	2007	2006
Total realized gains on sales, net of hedging losses	$18.2	$18.9
Total realized losses on sales, net of hedging gains	(21.0)	(6.9)
Total other-than-temporary and other investment impairments	(16.4)	(4.3)
Credit default swaps	(1.2)	(0.1)
Periodic net coupon settlements on non-qualifying derivatives	0.2	0.4
Other derivatives	1.7	0.4
Trading portfolio valuation (loss) gain	(1.5)	0.4

Total realized (losses) gains before adjustments	(20.0)	8.8
Amounts credited to policyholder dividend obligation	(0.7)	0.8
Other	0.3	—

Net realized (losses) gains on investments, hedging instruments and hedged items	$(20.4)	$9.6

Year-to-Date – 2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2007	2006	Change
Statements of Income Data
Operating revenues:
Net investment income	$378.9	$288.4	31%
Other income	163.7	147.1	11%

Total operating revenues	542.6	435.5	25%

Benefits and operating expenses:
Interest credited to policyholder account values	193.1	151.1	28%
Interest expense on debt	81.0	76.1	6%
Debt extinguishment costs	10.2	—	NM
Other operating expenses	186.3	162.1	15%

Total benefits and operating expenses	470.6	389.3	21%

Pre-tax operating earnings	72.0	46.2	56%
Add: net realized losses on investments, hedging instruments and hedged items[1]	(34.7)	(13.6)	NM
Add: adjustment to amortization related to net realized gains and losses	9.1	8.5	NM

Income from continuing operations before federal income taxes	$46.4	$41.1	13%

Other Data
Customer funds managed and administered:
Funding agreements backing medium-term notes	$4,529.0	$3,969.9	14%
Nationwide Bank deposits	798.6	—	NM
Nationwide Funds Group	3,026.3	2,923.8	4%

Total customer funds managed and administered	$8,353.9	$6,893.7	21%

[1]

Excluding operating items (periodic net coupon settlements on non-qualifying derivatives, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

The increase in pre-tax operating earnings primarily was attributable to higher interest spread income and other income, partially offset by higher other operating expenses and the aforementioned debt extinguishment costs.

Interest spread income increased primarily due to the contribution from Nationwide Bank and higher average assets and returns on corporate assets.

Higher other income primarily was due to a $15.5 million increase in revenues from retail broker/dealer operations.

Other operating expenses were higher primarily due to a $14.1 million increase at Nationwide Bank and increased commissions related to higher revenues in the retail broker/dealer operations as mentioned above.

The increase in net realized losses on investments, hedging instruments and hedged items was driven by higher impairment charges in the current year.

The following table summarizes net realized losses on investments, hedging instruments and hedged items from continuing operations by source for the periods indicated:

	Nine months ended September 30,
(in millions)	2007	2006
Total realized gains on sales, net of hedging losses	$63.0	$49.9
Total realized losses on sales, net of hedging gains	(61.0)	(55.9)
Total other-than-temporary and other investment impairments	(36.0)	(9.1)
Credit default swaps	(3.0)	(0.4)
Periodic net coupon settlements on non-qualifying derivatives	1.1	1.4
Other derivatives	4.6	6.4
Trading portfolio valuation loss	(2.2)	(1.1)

Total realized losses before adjustments	(33.5)	(8.8)
Amounts credited to policyholder dividend obligation	(1.8)	(0.1)
Other	0.9	1.8

Net realized losses on investments, hedging instruments and hedged items	$(34.4)	$(7.1)

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

The following table summarizes for the nine months ended September 30, 2007 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

	Fair value at sale (proceeds)	YTD loss on sale	YTD write- downs	September 30, 2007
(in millions)				Holdings[1]	Net unrealized gain (loss)
U.S. government securities that were sold at a loss in the first three quarters of 2007. No impairment is necessary on the remaining holdings.	$1,019.1	$(20.4)	$—	$457.1	$47.0

An investment vehicle which represents ownership interests in a trust fund that consists primarily of mortgage loans. No impairment is necessary on the remaining holdings.	67.3	(2.0)	—	218.7	(8.3)

Ownership interest in a company that primarily provides financial services to small businesses. An impairment was recognized in the second and third quarters of 2007.	7.2	(0.2)	(4.6)	27.1	(0.1)

A national home goods store chain. An impairment was recognized in the second quarter of 2007.	2.8	(0.1)	(1.8)	4.4	(0.7)

Ownership interest in a mortgage-backed security. An impairment was recognized in the third quarter of 2007.	—	—	(11.9)	8.0	—

An investment vehicle that holds the rights to certain motion pictures created and/or distributed by a major entertainment company. An impairment was recognized in the first quarter of 2007.	—	—	(10.6)	—	0.4

Total	$1,096.4	$(22.7)	$(28.9)	$715.3	$38.3

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

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

The Company’s capital structure consists of long-term debt and shareholders’ equity. The following table summarizes the Company’s capital structure as of the dates indicated:

(in millions)	September 30, 2007	December 31, 2006
Long-term debt	$1,515.1	$1,398.5

Shareholders’ equity, excluding accumulated other comprehensive (loss) income	5,401.5	5,590.8
Accumulated other comprehensive (loss) income	(61.1)	31.9

Total shareholders’ equity	5,340.4	5,622.7

Total capital	$6,855.5	$7,021.2

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

The Company has additional financing capacity under a shelf registration statement dated May 14, 2007. Under the shelf registration statement, NFS can issue various security instruments including, but not limited to, unsecured senior or subordinated debt securities, preferred stock, Class A common stock, warrants, stock purchase contracts or stock purchase units. In conjunction with owned trusts, capital securities guaranteed by NFS also may be issued.

Short-Term Debt

The Company has available as a source of funds a $1.00 billion revolving variable rate credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company maintain consolidated tangible net worth, as defined, in excess of $2.60 billion and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of September 30, 2007, the Company and NLIC were in compliance with all covenants. The Company had no amounts outstanding under this agreement as of September 30, 2007. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $99.7 million of commercial paper outstanding as of September 30, 2007 and no commercial paper outstanding as of December 31, 2006.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. London Interbank Offered Rate. NLIC had $344.4 million and $75.2 million outstanding under this agreement as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, the Company had not provided any guarantees on such borrowings, either directly or indirectly.

In addition, the Company has a majority-owned subsidiary that has available an annually renewable, $10.0 million variable rate line of credit agreement with a single financial institution. The line of credit is guaranteed by NFS and is included in the condensed consolidated balance sheets. The majority-owned subsidiary had $10.0 million outstanding on that line of credit as of September 30, 2007 and December 31, 2006.

The Company also has a wholly-owned subsidiary with a five-year letter of credit issuance agreement with a single financial institution to provide up to $50.0 million in letters of credit. The agreement was effective September 30, 2006 and is guaranteed by NFS. The wholly-owned subsidiary had issued $40.6 million in letters of credit from this facility as of September 30, 2007 and $24.7 million as of December 31, 2006.

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

The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of September 30, 2007, the Company was in compliance with all such covenants.

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

Off-Balance Sheet Transactions

Under the MTN program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements rank equal with all other insurance claims of the issuing company in the event of liquidation and should be treated as “annuities” under applicable Ohio insurance law. Therefore, the funding agreement obligations are classified as a component of future policy benefits and claims on the condensed consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the MTNs, the Company does not include the trust in its condensed consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., assign the same ratings to the notes and the insurance financial strength of NLIC.

Investments

General

The Company’s assets are divided between separate account and general account assets. As of September 30, 2007, $73.79 billion (61%) of the Company’s total assets were held in separate accounts ($70.69 billion, or 59%, as of December 31, 2006) and $47.67 billion (39%) were held in the Company’s general account ($48.84 billion, or 41%, as of December 31, 2006), including $39.57 billion of general account investments ($41.28 billion as of December 31, 2006).

Separate account assets consist primarily of deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. After deducting fees or expense charges, the investment performance in the Company’s separate account assets is passed through to the Company’s customers.

The following table summarizes the Company’s consolidated general account investments by asset category as of the dates indicated:

	September 30, 2007		December 31, 2006
(dollars in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities	$27,295.4	69.0	$28,160.0	68.2
Equity securities	69.7	0.2	67.6	0.2
Trading assets	24.7	0.1	24.3	0.1
Mortgage loans on real estate, net	8,534.5	21.6	8,909.8	21.6
Real estate, net	46.6	0.1	76.7	0.2
Policy loans	1,007.2	2.5	966.9	2.3
Other long-term investments	1,195.7	3.0	856.0	2.0
Short-term investments	1,395.2	3.5	2,215.6	5.4

Total	$39,569.0	100.0	$41,276.9	100.0

The following table lists the ten largest fixed maturity investment holdings by amortized cost for both investment grade and non-investment grade securities included in the general account as of September 30, 2007 (excluding U.S. Treasury securities, obligations of U.S. Government corporations, and agency bonds not backed by the full faith and credit of the U.S. Government):

(in millions)	Predominant rating	Amortized cost		Predominant rating	Amortized cost
Investment Grade			Non-Investment Grade
CS First Boston Mortgage Securities Corporation	AAA	$177.7	Centennial Coal Company	BB	$38.0
Countrywide Alternative Loan Trust	AAA	169.4	McClatchy Company, Inc.	BB-	37.1
Master Asset Securitization Trust	AAA	151.2	MGM Mirage	BB	35.9
Bear Sterns Commercial Mortgage Securities, Inc.	AA	150.8	Northern Foods, PLC	BB+	34.8
Bank of America Corporation	AA	134.3	Northern Rock, PLC	BB	34.4
Lehman Mortgage Trust	AAA	131.3	Buffalo Rock Company, Inc.	BB+	32.1
Morgan Stanley Capital I	AAA	117.9	Deluxe Corporation	BB-	27.1
Countrywide Alternative Loan Trust	AAA	113.8	Seminole Tribe of Florida	BB+	27.0
LB-UBS Commercial Mortgage Trust	AA	109.4	Avis Europe, PLC	BB	25.0
HSBC Holdings, PLC	AA	104.8	Constellation Brands, Inc.	BB-	24.5

Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$155.2	$12.4	$0.4	$167.2
Agencies not backed by the full faith and credit of the U.S. Government	457.1	47.2	0.2	504.1
Obligations of states and political subdivisions	245.4	0.6	6.9	239.1
Debt securities issued by foreign governments	31.0	1.5	0.1	32.4
Corporate securities
Public	9,293.7	164.2	158.3	9,299.6
Private	6,184.6	111.7	97.1	6,199.2
Mortgage-backed securities	7,319.1	23.1	129.7	7,212.5
Asset-backed securities	3,717.4	28.0	104.1	3,641.3

Total fixed maturity securities	27,403.5	388.7	496.8	27,295.4
Equity securities	59.9	10.9	1.1	69.7

Total securities available-for-sale	$27,463.4	$399.6	$497.9	$27,365.1

December 31, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$179.0	$12.2	$2.1	$189.1
Agencies not backed by the full faith and credit of the U.S. Government	564.5	46.2	2.3	608.4
Obligations of states and political subdivisions	274.7	0.7	7.4	268.0
Debt securities issued by foreign governments	36.2	1.7	0.2	37.7
Corporate securities
Public	9,732.8	220.0	127.4	9,825.4
Private	6,605.1	131.5	83.8	6,652.8
Mortgage-backed securities	6,946.0	23.8	122.8	6,847.0
Asset-backed securities	3,728.9	45.5	42.8	3,731.6

Total fixed maturity securities	28,067.2	481.6	388.8	28,160.0
Equity securities	57.2	11.0	0.6	67.6

Total securities available-for-sale	$28,124.4	$492.6	$389.4	$28,227.6

For securities available-for-sale as of the dates indicated, the following table summarizes the Company’s gross unrealized losses based on the amount of time each type of security has been in an unrealized loss position:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
September 30, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$7.3	$—	$44.4	$0.4	$51.7	$0.4
Agencies not backed by the full faith and credit of the U.S. Government	33.6	—	45.6	0.2	79.2	0.2
Obligations of states and political subdivisions	21.6	0.2	201.9	6.7	223.5	6.9
Debt securities issued by foreign governments	—	—	1.2	0.1	1.2	0.1
Corporate securities
Public	2,903.6	75.3	3,093.0	83.0	5,996.6	158.3
Private	1,150.7	23.4	2,420.5	73.7	3,571.2	97.1
Mortgage-backed securities	1,586.1	23.1	3,228.2	106.6	4,814.3	129.7
Asset-backed securities	1,334.4	53.1	1,276.5	51.0	2,610.9	104.1

Total fixed maturity securities	7,037.3	175.1	10,311.3	321.7	17,348.6	496.8
Equity securities	23.9	1.1	0.1	—	24.0	1.1

Total	$7,061.2	$176.2	$10,311.4	$321.7	$17,372.6	$497.9

% of gross unrealized losses		35%		65%

December 31, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$66.5	$1.0	$29.9	$1.1	$96.4	$2.1
Agencies not backed by the full faith and credit of the U.S. Government	31.7	0.1	125.2	2.2	156.9	2.3
Obligations of states and political subdivisions	84.5	1.0	161.9	6.4	246.4	7.4
Debt securities issued by foreign governments	12.8	0.1	1.3	0.1	14.1	0.2
Corporate securities
Public	2,627.7	27.8	3,525.8	99.6	6,153.5	127.4
Private	1,288.6	15.0	2,165.1	68.8	3,453.7	83.8
Mortgage-backed securities	966.9	7.6	4,194.0	115.2	5,160.9	122.8
Asset-backed securities	580.2	4.5	1,475.0	38.3	2,055.2	42.8
Total fixed maturity securities	5,658.9	57.1	11,678.2	331.7	17,337.1	388.8
Equity securities	17.6	0.3	3.4	0.3	21.0	0.6

Total	$5,676.5	$57.4	$11,681.6	$332.0	$17,358.1	$389.4

% of gross unrealized losses		15%		85%

The Company has assets that have been in an unrealized loss position for more than one year that are not other-than-temporarily impaired. The Company reviews each asset in an unrealized loss position and evaluates whether or not the loss is other-than-temporary. This evaluation considers several factors, including the extent of the unrealized loss, the rating of the affected security, the Company’s ability and intent to hold the security until recovery, and economic conditions that could impact the creditworthiness of the issuer.

The National Association of Insurance Commissioners (NAIC) assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded and privately placed securities. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of September 30, 2007 and December 31, 2006.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of the dates indicated:

(in millions)		September 30, 2007		December 31, 2006
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$19,249.3	$19,107.6	$19,362.3	$19,351.3
2	Baa	6,606.4	6,650.9	6,928.8	6,997.2
3	Ba	1,129.2	1,121.1	1,091.5	1,101.6
4	B	383.1	379.9	647.8	659.8
5	Caa and lower	31.8	29.5	18.5	27.3
6	In or near default	3.7	6.4	18.3	22.8

	Total	$27,403.5	$27,295.4	$28,067.2	$28,160.0

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

Mortgage-Backed and Asset-Backed Securities

The Company’s general account mortgage-backed securities (MBS) portfolio is comprised of residential MBS investments. As of September 30, 2007, MBS investments totaled $7.21 billion (26%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $6.85 billion (24%) as of December 31, 2006.

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

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk varies by the type of MBS held. The Company limits its exposure to prepayments/extensions by including less volatile types of MBSs. As of September 30, 2007, $1.98 billion (28%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs) compared to $2.36 billion (34%) as of December 31, 2006. PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Most of the Company’s non-PAC MBSs possess varying degrees of cash flow structure and prepayment/extension risk. The MBS portfolio contained 9% of pure pass-throughs as of September 30, 2007 compared to 5% as of December 31, 2006.

The following table summarizes the distribution by investment type of the Company’s general account MBS portfolio as of the dates indicated:

	September 30, 2007		December 31, 2006
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Planned amortization class	$1,984.8	27.5	$2,362.9	34.4
Sequential	1,538.6	21.3	1,539.7	22.5
Non-accelerating securities – CMO	1,460.8	20.3	1,532.7	22.4
Multi-family mortgage pass-through certificates	664.7	9.2	367.5	5.4
Very accurately defined maturity	625.0	8.7	784.6	11.5
Floating rate	283.8	3.9	54.4	0.8
Accrual	76.6	1.1	116.8	1.7
Other	578.2	8.0	88.4	1.3

Total	$7,212.5	100.0	$6,847.0	100.0

The Company’s general account asset-backed securities (ABS) portfolio includes home equity and credit card-backed investments, among others. As of September 30, 2007, ABS investments were $3.64 billion (13%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $3.73 billion (13%) as of December 31, 2006.

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

The following table summarizes the distribution by investment type of the Company’s general account ABS portfolio as of the dates indicated:

	September 30, 2007		December 31, 2006
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Commercial mortgage-backed securities	$1,125.3	30.9	$1,245.8	33.5
Home equity/improvement	805.1	22.1	750.8	20.1
Trust preferred—residual income	350.9	9.6	326.5	8.7
Credit card-backed	316.0	8.7	398.1	10.7
CBO/CLO/CDO	281.5	7.7	225.6	6.0
Non-accelerated securities	175.2	4.8	189.6	5.1
Enhanced equity/equity trust certificates	137.8	3.8	146.9	3.9
Pass-through certificate	75.2	2.1	110.0	2.9
Student loans	49.7	1.4	84.5	2.3
Franchise/business loan	46.7	1.3	57.8	1.5
Other	277.9	7.6	196.0	5.3

Total	$3,641.3	100.0	$3,731.6	100.0

When making investments in mortgage-backed or asset-backed securities, the Company evaluates the quality of the underlying collateral, the structure of the transaction (which dictates how losses in the underlying collateral will be distributed) and prepayment risks.

Recent market activity has put pressure on securities containing Sub-prime and Alt-A collateral, which are classifications of investments in which the Company invests. The Company evaluates many characteristics when classifying collateral as Sub-prime or Alt-A, including the credit quality of the borrower as defined by Fair Isaac Credit Organization (FICO) scores, as well as other factors, such as loan-to-value ratios and type of real estate.

The Company’s investments in securities that contain Sub-prime collateral are highly rated. As of September 30, 2007, 98.2% of securities containing Sub-prime collateral were rated AA or better. In addition, 68.2% of Sub-prime collateral was originated in 2005 or earlier.

The following tables summarize the distribution by collateral classification, rating and origination year, respectively, of the Company’s general account mortgage-backed and asset-backed securities as of September 30, 2007:

(dollars in millions)			Estimated fair value	% of total
Government agency			$3,638.9	33.5
Prime			1,509.5	13.9
Alt-A			2,127.3	19.6
Sub-prime			864.0	8.0
Non-mortgage collateral			2,714.1	25.0

Total			$10,853.8	100.0

	Alt-A		Sub-prime
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
AAA	$2,114.0	99.4	$678.8	78.6
AA	13.3	0.6	169.7	19.6
A	—	—	6.4	0.7
BBB	—	—	8.7	1.0
BB and below	—	—	0.4	0.1

Total	$2,127.3	100.0	$864.0	100.0

	Alt-A		Sub-prime
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% total
Pre-2005	$504.2	23.7	$498.9	57.7
2005	696.9	32.8	90.7	10.5
2006	525.2	24.7	236.1	27.3
2007	401.0	18.8	38.3	4.5

Total	$2,127.3	100.0	$864.0	100.0

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

Mortgage Loans

As of September 30, 2007, general account mortgage loans were $8.53 billion (22%) of the carrying value of consolidated general account investments compared to $8.91 billion (22%) as of December 31, 2006. Substantially all of these loans were commercial mortgage loans. Commitments to fund mortgage loans of $171.5 million were outstanding as of September 30, 2007 compared to $139.5 million as of December 31, 2006.

The table below summarizes the carrying values of mortgage loans by regional exposure and property type as of September 30, 2007:

(in millions)	Office	Warehouse	Retail	Apartment & Other	Total
New England	$142.2	$27.3	$79.3	$90.4	$339.2
Middle Atlantic	175.0	281.2	358.2	164.6	979.0
East North Central	85.7	247.6	592.4	477.1	1,402.8
West North Central	36.2	66.1	73.2	166.9	342.4
South Atlantic	174.3	522.4	800.3	572.3	2,069.3
East South Central	26.1	45.3	123.1	142.7	337.2
West South Central	27.0	182.1	190.9	265.0	665.0
Mountain	116.5	128.7	183.7	359.9	788.8
Pacific	325.4	453.7	450.1	383.7	1,612.9

Total principal	$1,108.4	$1,954.4	$2,851.2	$2,622.6	8,536.6

Valuation allowance					(22.4)
Unamortized premium					13.6
Cumulative change in fair value of hedged mortgage loans and commitments					6.7

Total mortgage loans on real estate, net					$8,534.5

As of September 30, 2007, the Company’s largest exposure to any single borrower, region and property type was 2%, 24% and 33%, respectively, of the Company’s general account mortgage loan portfolio, compared to 3%, 25% and 34%, respectively, as of December 31, 2006.

As of September 30, 2007 and December 31, 2006, the Company’s mortgage loans classified as delinquent, foreclosed and restructured were immaterial as a percentage of the total mortgage loan portfolio.

Securities Lending

The Company, through an agent, lends certain portfolio holdings and in turn receives cash collateral with the objective of increasing the yield on its investments. The cash collateral is invested in high-quality, short-term investments. The Company’s policy requires the maintenance of collateral of a minimum of 102% of the fair value of the securities loaned. Net returns on the investments, after payment of a rebate to the borrower, are shared between the Company and the agent. Both the borrower and the Company can request or return the loaned securities at any time. The Company maintains ownership of the loaned securities at all times and is entitled to receive from the borrower any payments for interest or dividends received on such securities during the loan term. The Company recognizes loaned securities as part of its investments available-for-sale. The Company recognizes the short-term investments acquired with the cash collateral and its obligation to return such collateral to the borrower in short-term investments and other liabilities, respectively.

As of September 30, 2007 and December 31, 2006, the Company had received $738.7 million and $886.7 million, respectively, of cash collateral on securities lending and $221.4 million and $171.0 million, respectively, of cash for derivative collateral. The Company had not received any non-cash collateral on securities lending as of September 30, 2007 and December 31, 2006. As of September 30, 2007 and December 31, 2006, the Company had loaned securities with a fair value of $713.7 million and $859.9 million, respectively. The Company also held $14.7 million and $12.8 million of securities as off-balance sheet collateral on derivative transactions as of September 30, 2007 and December 31, 2006, respectively.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Nationwide Financial Services, Inc. Second Amended and Restated Stock Retainer Plan for Non-Employee Directors (Director Stock Retainer Plan), 91 restricted shares of Class A common stock were issued by NFS to the Chairman of the Board of Directors (the Board) during the third quarter of 2007, at an average price of $54.83 per share. This was a partial payment of the supplemental annual retainer of $40,000, paid one-half in cash and one-half in restricted shares of the Company’s Class A common stock, for the Chairman’s additional duties. This supplemental retainer of cash and restricted stock is paid in monthly installments. The issuance of such restricted shares in partial payment of the supplemental retainer is exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) thereof.

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

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of NFS’ equity securities by NFS or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, during the Company’s third quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate value of shares that may yet be purchased under the programs (in millions)
July 2007	—	N/A	—	$238.1
August 2007	1,534,220	$53.02	1,534,220	156.8
September 2007	3,002,783	52.21	3,002,783	—

Total	4,537,003	52.48	4,537,003

On August 3, 2005, the Company’s Board of Directors approved a stock repurchase program (the Program). The Program originally authorized the Company to repurchase up to an aggregate of $300.0 million in value of shares of its common stock in the open market, in block trades or otherwise, and through privately negotiated transactions. On August 2, 2006, the Board extended the approval of the Program through December 2007 and authorized repurchases of up to $200.0 million in value of shares of the Company’s common stock in addition to the $300.0 million previously authorized. On February 21, 2007, the Board further extended the Program through December 2008 and authorized repurchases of up to $450.0 million in value of shares of the Company’s common stock in addition to the $500.0 million total previously authorized. Repurchases under the program are to be made in compliance with all applicable laws and regulations, including SEC rules. All shares repurchased under the Program are classified as treasury stock in the condensed consolidated balance sheets. The Program may be superseded or discontinued at any time. The combination of open market repurchases, ASRs and the Class B repurchases has exhausted the Company’s existing share repurchase authorization. Management expects to request from the Board additional share repurchase authorization during the fourth quarter of 2007.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

10.1

Registration Rights Agreement between Nationwide Financial Services, Inc. and UBS AG, London Branch, dated September 4, 2007 (previously filed as Exhibit 10.1 to Form 8-K, Commission File Number 1-12785, filed September 10, 2007, and incorporated herein by reference)

10.2	Purchase Agreement between Nationwide Financial Services, Inc. and UBS AG, London branch dated September 7, 2007

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy G. Frommeyer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

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

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

Date: November 2, 2007	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President — Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)