Form 10-Q/A
period 2007-09-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 2007-11-05
CIK 1029786

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

Explanatory Note

On November 2, 2007, Nationwide Financial Services, Inc. (NFS) filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007. This amendment is being filed solely to correct a typographical error contained on the condensed consolidated statements of cash flows of the aforementioned Quarterly Report on Form 10-Q. In the “Cash flows from financing activities” section of the statement, the line item “Customer bank deposits, net” should not appear, and the actual subtotal for “Net cash used in financing activities” for the nine months ended September 30, 2006 is $(3,106.3). All other items in the NFS Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 remain unchanged from the original filing.

1

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$552.6	$565.6
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of subsidiary	(45.5)	—
Net realized losses on investments, hedging instruments and hedged items	34.4	7.1
Interest credited to policyholder account values	1,012.4	1,036.0
Capitalization of deferred policy acquisition costs	(458.0)	(421.3)
Amortization of deferred policy acquisition costs	263.6	354.8
Amortization and depreciation, excluding debt extinguishment costs	72.0	93.8
Debt extinguishment costs (non-cash)	10.2	—
Increase in other assets	(230.1)	(302.9)
Increase in policy and other liabilities	359.6	354.6
Other, net	12.9	14.2

Net cash provided by operating activities	1,584.1	1,701.9

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	3,522.2	3,978.9
Proceeds from sale of securities available-for-sale	4,052.8	2,326.1
Proceeds from repayments or sales of mortgage loans on real estate	2,023.2	1,808.0
Cost of securities available-for-sale acquired	(7,082.5)	(4,894.4)
Cost of mortgage loans on real estate originated or acquired	(1,630.5)	(1,679.0)
Net decrease in short-term investments	820.4	153.1
Collateral paid – securities lending, net	(97.7)	(250.1)
Proceeds from sale of subsidiary - discontinued operations	115.4	—
Payment of merger consideration	(79.0)	—
Acquisition of subsidiary	(240.2)	—
Other, net	109.5	(25.5)

Net cash provided by investing activities	1,513.6	1,417.1

Cash flows from financing activities:
Net increase (decrease) in short-term debt	368.9	(163.7)
Net proceeds from issuance of long-term debt	410.4	—
Principal payments on long-term debt	(300.0)	—
Cash dividends paid	(150.8)	(98.3)
Investment and universal life insurance product deposits	3,262.4	1,920.2
Investment and universal life insurance product withdrawals	(6,428.6)	(4,647.0)
Common shares repurchased under announced program	(482.4)	(183.1)
Other, net	211.5	65.6

Net cash used in financing activities	(3,108.6)	(3,106.3)

Net (decrease) increase in cash	(10.9)	12.7
Cash, beginning of period	84.1	49.5

Cash, end of period	$73.2	$62.2

See accompanying notes to condensed consolidated financial statements.

2

ITEM 6 EXHIBITS

31.1	Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy G. Frommeyer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of W.G. Jurgensen pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing)

32.2*

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

*	Previously filed with the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

Date: November 5, 2007	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President — Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

3