Form 10-K
period 2007-12-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2008-02-29
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Aggregate market value of the registrant’s voting common equity held by non-affiliates on June 30, 2007 computed by reference to the closing sale price per share of the registrant’s Class A common stock on the New York Stock Exchange as of June 30, 2007 was $3.23 billion.

As of February 26, 2008, the registrant had 46,154,188 shares outstanding of its Class A common stock (par value $0.01 per share) and 91,778,717 shares outstanding of its Class B common stock (par value $0.01 per share).

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

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

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public sector group retirement plans, other investment products sold to institutions, life insurance and investment advisory services. The Company also provides a wide range of banking products and services through Nationwide Bank (see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)—Overview—Nationwide Bank Merger for more information) and mutual funds through Nationwide Funds Group (NFG) (see Part II, Item 7—MD&A—Overview—Nationwide Funds Group Acquisition for more information).

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of the Company that market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), an indirect wholly-owned subsidiary; NFN producers; Mullin TBG Insurance Agency Services, LLC (Mullin TBG), a joint venture between the Company’s majority-owned subsidiary, TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial), and MC Insurance Agency Services, LLC d/b/a Mullin Consulting (Mullin Consulting) (see Part II, Item 7—MD&A—Overview—Discontinued Operations for information related to the Company’s intention to sell its interest in this business); and NFG. The Company also distributes retirement savings products through the agency distribution force of its ultimate majority parent company, Nationwide Mutual Insurance Company (NMIC). The Company believes its broad range of competitive products, strong distributor relationships and diverse distribution network position it to compete effectively in the rapidly growing retirement savings market.

The Company has grown its customer base in recent years as a result of its long-term investments in developing the distribution channels necessary to reach its target customers and the products required to meet the demands of these customers. The Company believes its growth has been enhanced further by favorable demographic trends and the growing tendency of Americans to supplement traditional sources of retirement income with self-directed investments, such as products offered by the Company. From 1997 to 2007, the Company’s customer funds managed and administered grew from $57.46 billion to $162.4 billion, a compound annual growth rate of 9.91%. Asset growth during this period resulted from net flows into the Company’s products, interest credited to and market appreciation of policyholder accounts, and acquisitions.

Capital Stock Transactions

The 46.7 million shares of Class A common stock outstanding as of December 31, 2007 are publicly held and primarily were issued through NFS’ initial public offering completed in March 1997 and in conjunction with the acquisition of NFN in October 2002. The Class A shares represent 33.7% of the equity ownership in NFS and 4.8% of the combined voting power of NFS’ Class A and Class B common stock as of December 31, 2007. Nationwide Corporation (Nationwide Corp.), a majority-owned subsidiary of NMIC, owns all of the outstanding shares of Class B common stock, which represents the remaining 66.3% equity ownership and 95.2% of the combined voting power of the shareholders of NFS as of December 31, 2007.

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

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(in millions)	2007	2006	2005
Total revenues	$1,469.8	$1,526.6	$1,528.2
Pre-tax operating earnings	300.7	223.1	250.7
Account values as of year end	53,587.0	52,963.6	51,227.6

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

The Company markets its Individual Investments products through a broad spectrum of distribution channels, including independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, NRS, NFN producers and Nationwide agents. The Company attempts to increase its market share of sales through these channels by working closely with its investment managers and product distributors to adapt the Company’s products and services to changes in the retail and institutional marketplace.

The variable annuity market is attractive to the Company because of its demographic positioning and unique value proposition. The retirement income and other financial protection that characterize the current variable annuity market are valuable tools for individuals approaching or already in retirement. Tremendous opportunity exists for variable annuity providers that can reach this growing market as the baby boomer population approaches peak retirement ages. In addition, variable annuities generally have more favorable capital usage and risk-adjusted return prospects than fixed annuities. The Company has de-emphasized the sale of fixed annuities because of lower risk-adjusted return prospects and the difficulty in attracting and retaining customers in such a highly commoditized market.

The Company receives income from variable annuity contracts primarily in the form of asset fees. Most of the Company’s variable annuity products include a contingent deferred sales charge, also known as a “surrender charge” or “back-end load.” This charge is assessed against premium withdrawals in excess of specified amounts in the early years of the contract (usually the first seven years). Surrender charges are intended to protect the Company from withdrawals before the Company has had the opportunity to recover its initial sales expenses. Generally, surrender charges on individual variable annuity products equal 7% of deposits withdrawn during the first year, scaling ratably to no charge for the eighth year and beyond. Surrender charge periods of zero and four years are also available for some of the Company’s products.

The Company’s variable annuity products consist almost entirely of flexible premium deferred variable annuity (FPVA) contracts. Such contracts are savings vehicles in which the customer makes a single deposit or series of deposits. The customer has the flexibility to invest in mutual funds managed by independent investment managers and NFG. In addition to mutual fund elections, fixed investment options are available to customers who purchase certain of the Company’s variable annuities by designation of some or all of their deposits to such options. A fixed option offers the customer a guarantee of principal and a guaranteed interest rate for a specified time period. Deposit intervals and amounts are flexible and, therefore, subject to variability. The value of a variable annuity fluctuates in accordance with the investment experience of the underlying mutual funds chosen by the customer. Such contracts have no maturity date and remain in force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income stream for life or for a fixed number of years. The customer is permitted to withdraw all or part of the accumulated value of the annuity, less any applicable surrender charges, at any time. As specified in the FPVA contract, the customer generally can choose from a number of payment options that provide either a fixed or variable stream of benefit payments.

Guarantees are a common feature throughout the variable annuity industry. In addition to tax deferral, death benefit and living benefit guarantees differentiate variable annuities from other securities available in the financial services marketplace. Nearly all of the Company’s individual variable annuity products include guaranteed minimum death benefit (GMDB) features. A GMDB generally provides additional benefits if the annuitant dies and the policyholder’s contract value is less than a defined amount, which may be based on the premiums paid less amounts withdrawn or a policyholder contract value on a specified anniversary date. While GMDBs do create additional risk to the Company, such benefits are generally less valuable and less sensitive to assumption risk than living benefits. Accordingly, the Company is careful to offer only living benefit features that meet an acceptable risk/return profile. Beginning in 1999, the Company began offering optional guaranteed minimum income benefits (GMIBs), a living benefit that provides for enhanced annuitization guarantees. During 2003, the Company replaced its GMIB offering with Capital Preservation Plus, a guaranteed minimum accumulation benefit (GMAB) that provides a minimum investment return over 5 to 10 year horizons regardless of actual account performance. In 2005, the Company further modified its GMAB offering by developing a hybrid GMAB/guaranteed lifetime withdrawal benefit (GLWB) called Capital Preservation Plus Lifetime Income (CPPLI). This feature provides an enhanced retirement income floor option following the maturity of the GMAB guarantee. In 2006, the Company added a stand-alone GLWB, Lifetime Income (L.inc), to complement CPPLI in its product offerings. L.inc provides for enhanced retirement income security via guaranteed accumulation rates and withdrawal rates that increase with age without the liquidity loss associated with annuitization. The Company continually refines these features to keep them attractive to prospective buyers while also balancing the risk and costs borne by the Company. See Note 10 to the audited consolidated financial statements included in the F pages of this report for further discussion of variable annuity contracts offered by the Company.

Fixed annuity products are marketed to individuals who seek long-term savings products that provide a guarantee of principal, a stable net asset value and a guarantee of the interest rate to be credited to the principal amount for a specified time period. Fixed annuities generally consist of single premium deferred annuity (SPDA) and flexible premium deferred annuity (FPDA) contracts with initial interest guarantees of one to five years and annual re-determination of crediting rates thereafter. Both SPDAs and FPDAs are subject to long-term minimum crediting rates generally ranging from 1.5% to 3.5%. The Company invests fixed annuity customer deposits at its discretion in its general account investment portfolio, while variable annuity customer deposits are invested in mutual funds as directed by the customer and are held in the Company’s separate account. Unlike variable annuity assets that are held in the Company’s separate account, the Company bears the investment risk on assets held in its general account. The Company attempts to earn a spread by investing a customer’s deposits for higher yields than the interest rate it credits and associated expenses. Most fixed annuity contracts provide for the imposition of surrender charges, which are assessed against withdrawals (in excess of specified amounts) and serve to reimburse the company for unrecovered acquisition costs in the event of early termination. Generally, surrender charges on individual fixed annuity products are 6% to 8% of deposits withdrawn during the first year and typically decline annually, disappearing after five to seven contract years. Surrender charges are often limited to interest earned since inception. SPDA and FPDA contracts have no maturity date and remain in force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income stream for life or for a fixed number of years. The Company’s individual fixed annuity products primarily are distributed through unaffiliated financial institutions and affiliated channels.

In 2005, the Company began issuing a fixed equity-indexed annuity (EIA) known as Clear Horizon. Unlike traditional individual fixed annuities, EIAs provide for interest earnings that are linked to the performance of specified equity market indices. Clear Horizon is a single premium, annual reset EIA under which an index credit is made (if applicable) on the last day of the calendar quarter of each policy anniversary, known as the index maturity date. The index credit is based on changes in the Standard & Poor’s (S&P) 500 Index and is subject to an index cap that varies based on when a contract is issued. Index credits are guaranteed never to be less than 0%.

Income products include single premium immediate annuity (SPIA) contracts. SPIAs are annuities that require a one-time deposit in exchange for guaranteed periodic annuity benefit payments, either for a certain time period or for the contractholder’s lifetime.

During 2007, the average net investment income earned and interest credited rates on contracts (including the fixed option under the Company’s variable contracts) in the Individual Investments segment were 5.69% and 3.76%, respectively (5.74% and 3.76%, respectively, in 2006).

The Company offers individual variable annuities under The BEST of AMERICA brand name. The Company also markets individual variable annuities as “private label” products.

Individual The BEST of AMERICA Products. The Company’s principal individual FPVA contracts are sold under the brand name The BEST of AMERICA, and the Company also offers FPVA contracts under different names. The BEST of AMERICA brand name individual variable annuities accounted for $5.17 billion (84%) of the Company’s Individual Investments segment sales in 2007 ($4.39 billion, or 81%, in 2006, and $3.14 billion, or 76%, in 2005) and $38.37 billion (72%) of the Company’s Individual Investments segment account values as of December 31, 2007 ($36.11 billion, or 68%, as of December 31, 2006). Certain of The BEST of AMERICA products are designed to allow for greater specialization of product design by distribution channel, liquidity options with shorter surrender charges, and enhanced death benefit and living benefit guarantees. America’s MarketFLEX Annuity is a specialty variable annuity offering tactical asset allocation services. All of these products generate asset fees and also may generate administration fees for the Company.

Private Label Individual Variable Annuities. These products accounted for $434.6 million (7%) of the Company’s Individual Investments segment sales in 2007 ($356.6 million, or 7%, in 2006, and $346.6 million, or 8%, in 2005) and $7.44 billion (14%) of the Company’s Individual Investments segment account values as of December 31, 2007 ($7.32 billion, or 14%, as of December 31, 2006). The Company has developed several private label variable annuity products in conjunction with other financial intermediaries. These products allow financial intermediaries to market products with substantially the same features as the Company’s brand name products to their own customer bases under their own brand names. The Company believes these private label products strengthen the Company’s ties to certain significant distributors of the Company’s products. These products generate asset fees and also may generate administrative fees for the Company.

Individual Deferred Fixed Annuity Contracts. Deferred fixed annuities consist of SPDA and FPDA contracts. Total deferred fixed annuities accounted for $156.3 million (3%) of the Company’s Individual Investments segment sales in 2007 ($186.5 million, or 3%, in 2006, and $194.4 million, or 5%, in 2005) and $4.72 billion (9%) of the Company’s Individual Investments segment account values as of December 31, 2007 ($6.54 billion, or 12%, as of December 31, 2006). SPDA and FPDA contracts are distributed primarily through financial institutions and Nationwide agents.

Individual Single Premium Immediate Annuity Contracts. The Company offers both fixed and variable SPIA contracts. SPIA contracts accounted for $216.7 million (4%) of the Company’s Individual Investments segment sales in 2007 ($230.7 million, or 4%, in 2006, and $196.7 million, or 5%, in 2005) and $2.10 billion (4%) of the

Company’s Individual Investments account segment values as of December 31, 2007 ($2.03 billion, or 4%, as of December 31, 2006). SPIAs are annuities that require a one-time deposit in exchange for guaranteed, periodic annuity benefit payments, often for the contractholder’s lifetime. SPIA contracts are attractive to customers at or near retirement age seeking a steady stream of future income. The Company’s SPIA contracts are offered through both affiliated and unaffiliated distribution channels and may be purchased directly or through annuitization of any of the Company’s various individual and group deferred annuity contracts.

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector primarily includes Internal Revenue Code (IRC) Section 401 fixed and variable group annuity business generated through NLIC and trust and custodial services through Nationwide Trust Company, FSB, a division of Nationwide Bank (NTC). Also included in the private sector is Registered Investment Advisors Services, Inc. d/b/a RIA Services Inc. (RIA), which facilitates professional money management of participant assets by registered investment advisors. The public sector primarily includes IRC Section 457 and Section 401(a) business in the form of full-service arrangements that provide plan administration and fixed and variable group annuities as well as administration-only business.

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(in millions)	2007	2006	2005
Total revenues	$1,146.2	$1,115.6	$1,045.2
Pre-tax operating earnings	252.6	221.2	191.3
Account values as of year end	80,546.6	76,597.1	69,850.8

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

The Company’s variable group annuity and trust products provide individual participants the ability to invest in mutual funds managed by independent investment managers and NFG. Deposit intervals and amounts are flexible and, therefore, subject to variability. The value of a variable group annuity varies with the investment experience of the mutual funds chosen by participants. Participants are restricted in their ability to withdraw funds from these contracts without tax penalties. The Company receives income from variable group annuity and trust contracts primarily in the form of asset and administrative fees. In addition, many of the Company’s variable group annuity and trust products provide for a surrender charge that is assessed against withdrawals in excess of specified amounts made during a period generally not exceeding nine years from contract issuance. Surrender charges are intended to protect the Company from withdrawals early in the contract period, before the Company has had the opportunity to recover its sales expenses.

The Company’s fixed group annuity contracts provide individual participants a guarantee of principal and a guaranteed interest rate for a specified time period. The Company attempts to earn a spread by investing a participant’s deposits for higher yields than the interest rate credited to the participant’s contract.

During 2007, the average net investment income earned and interest credited rates on fixed contracts in the Retirement Plans segment were 5.88% and 3.98%, respectively (5.88% and 4.07%, respectively, during 2006).

The Company markets employer-sponsored group annuities to both public sector employees for use in connection with plans described under IRC Section 457, Section 403(b) and Section 401(a) and to private sector employees for use in connection with IRC Section 401 and 403(b) plans. In addition, trust products offered through NTC are marketed in the private sector. These private sector employer-sponsored group annuities and trust products are marketed under several brand names, including The BEST of AMERICA Group Pension Series.

The BEST of AMERICA Group Pension Series. These products are offered as group annuity contracts and trust products by NTC. The BEST of AMERICA group annuity products accounted for $1.06 billion (10%) of the Company’s Retirement Plans segment sales in 2007 ($1.23 billion, or 12%, in 2006, and $1.37 billion, or 14%, in 2005) and $7.18 billion (9%) of the Company’s Retirement Plans account values as of December 31, 2007 ($7.56 billion, or 10%, as of December 31, 2006). Trust products accounted for $5.13 billion (48%) of segment sales in 2007 ($4.50 billion, or 45%, in 2006, and $3.97 billion, or 42%, in 2005) and $21.81 billion (27%) of segment account values as of December 31, 2007 ($18.83 billion, or 25%, as of December 31, 2006). The BEST of AMERICA group products are typically offered only on a tax-qualified basis. These products may be structured with a variety of features that may be arranged in over 600 combinations of front-end loads, back-end loads and asset-based fees.

Section 457 Group Annuity Contracts. These group annuity contracts accounted for $1.55 billion (14%) of the Company’s Retirement Plans segment sales in 2007 ($1.53 billion, or 15%, in 2006, and $1.54 billion, or 16%, in 2005) and $17.10 billion (21%) of the Company’s Retirement Plans segment account values as of December 31, 2007 ($15.98 billion, or 21%, as of December 31, 2006). The Company offers a variety of group variable annuity contracts that are designed primarily for use in conjunction with plans described under IRC Section 457, which permits employees of state and local governments to defer a certain portion of their annual income and invest such income on a tax-deferred basis. These contracts typically generate asset fees and also may generate annual administrative fees for the Company.

Administration-Only Contracts. The Company offers administration and record-keeping services to IRC Section 457 plans outside of a group annuity contract. The contracts for these services accounted for $2.72 billion (25%) of the Company’s Retirement Plans segment sales in 2007 ($2.48 billion, or 25%, in 2006, and $2.34 billion, or 25%, in 2005) and $31.16 billion (39%) of the Company’s Retirement Plans segment account values as of December 31, 2007 ($27.97 billion, or 37%, as of December 31, 2006). In the past few years, the Company has experienced a shift in product mix from group annuity contracts to more administration-only cases. The Company collects a fee for administration-only contracts either as a percentage of plan assets or as a specified amount per participant or per contract.

NFN Group Annuities. NFN sells Selector+ Group Variable Annuities, which accounted for $149.4 million (1%) of the Company’s Retirement Plans segment sales in 2007 ($188.2 million, or 2%, in 2006, and $205.9 million, or 2%, in 2005) and provide diversified separate account investment options. The All Pro series of separate accounts is a series of multi-managed, style-specific separate accounts developed in conjunction with Wilshire Associates, Inc. The All Pro series is used in the STAR Program to develop asset allocation models. The STAR Program was developed to address the needs of plan sponsors making investment decisions to meet the stated objectives of their plan. The Selector+ Group Variable Annuity is available for governmental and corporate qualified retirement plans and has the flexibility to enable producers to choose from asset-based fees, deposit-based fees or a combination of both.

Individual Protection

The Individual Protection segment consists of investment life insurance products, including individual variable, corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) products; traditional life insurance products; and universal life insurance products. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(in millions)	2007	2006	2005
Total revenues	$1,349.7	$1,321.0	$1,321.1
Pre-tax operating earnings	299.8	280.8	266.1
Life insurance policy reserves as of year end	20,990.5	19,686.8	17,388.6
Life insurance in force as of year end	137,518.7	133,312.7	126,361.1

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

The Company markets its Individual Protection products through a broad spectrum of distribution channels. Unaffiliated entities that sell these products to their own customer bases include independent broker/dealers (including brokerage general agencies and producer groups), financial institutions, wirehouse and regional firms, and life insurance specialists. Representatives of the Company who market these products directly to a customer base include Mullin TBG, NFN producers and Nationwide agents.

COLI and BOLI Products. Corporations purchase COLI and banks purchase BOLI to fund non-qualified benefit plans. Corporations or banks may make a single premium payment or a series of premium payments. For fixed COLI and BOLI products, premium payments are credited with a guaranteed interest rate that is fixed for a specified time period. For variable COLI and BOLI products, the contractholder’s account value is credited with the investment experience of the underlying funds selected by the contractholder. COLI and BOLI products are sold through life insurance specialists, including Mullin TBG.

Traditional Life Insurance Products. Whole life insurance combines a death benefit with a savings plan that increases gradually over a period of years. The customer generally pays a level premium over the expected lifetime. Whole life insurance contracts allow customers to borrow against their savings and provide the option of surrendering the policy and receiving the accumulated cash value rather than the death benefit. Term life insurance provides only a death benefit without any savings component. Traditional life insurance products are sold through NFN producers and Nationwide agents, wirehouse and regional firms, and independent broker/dealers.

Universal Life and Variable Universal Life Insurance Products. The Company offers universal life insurance and variable universal life insurance products, including both flexible premium and single premium designs. These products provide life insurance under which the benefits payable upon death or surrender depend upon the policyholder’s account value. Universal life insurance provides whole life insurance with flexible premiums and adjustable death benefits. For universal life insurance, the policyholder’s account value is credited an adjustable rate of return set by the Company based on current interest rates. For variable universal life insurance, the policyholder’s account value is credited with the investment experience of the mutual funds chosen by the customer. Variable universal life insurance products also typically include a general account guaranteed interest investment option. For certain products, the Company guarantees that a policy will not lapse if the policyholder’s account value goes to zero, provided the policyholder has complied with the no lapse guarantee requirements, including the payment of minimum specified premiums. The Company’s variable universal life insurance products are marketed under the Nationwide and The BEST of AMERICA brand names, which have the same wide range of investment options as the Company’s variable annuity products. These products are distributed on an unaffiliated basis by independent broker/dealers, financial institutions, and wirehouse and regional firms, and on an affiliated basis by NFN producers and Nationwide agents.

Corporate and Other

The Corporate and Other segment includes the medium-term note (MTN) program; the retail operations of Nationwide Bank; structured products business; revenues and expenses of the Company’s retail asset management business and non-insurance subsidiaries not reported in other segments; and other revenues and expenses not allocated to other segments.

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(in millions)	2007	2006	2005
Operating revenues	$716.0	$599.9	$503.5
Pre-tax operating earnings	74.6	65.1	54.9
Non-operating net realized investment (losses) gains[1]	(152.8)	(0.6)	18.2

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

MTN Program. The Company’s MTN program represents sales of funding agreements that secure medium-term notes issued through an unrelated third party trust. This program was launched in 1999 to expand spread-based product offerings. Sales of funding agreements totaled $1.35 billion in 2007 ($1.78 billion in 2006 and $900.0 million in 2005) and accounted for the majority of the Company’s Corporate and Other segment account values as of December 31, 2007 and 2006. Sales under the Company’s MTN program are not included in the Company’s sales data, as they do not produce steady production flow that lends itself to meaningful comparisons.

Structured Products. Structured products transactions refer to the structuring, sale and management of investment programs, including commercial mortgage loan securitizations and low-income-housing tax credit syndications. The Company utilizes such transactions to optimize portfolio management decisions, generate fee income and increase assets under management.

Marketing and Distribution

The Company provides, through both its affiliated and unaffiliated channels, the means for employers sponsoring tax-favored retirement plans (such as those described in IRC Sections 401 and 457) to allow their employees to make contributions to such plans through payroll deductions. Typically, the Company obtains permission from an employer to market products to employees and arranges to deduct periodic deposits from employees’ regular paychecks. The Company believes that the payroll deduction market is characterized by more predictable levels of sales than other markets because these customers are less likely than customers in other markets to stop making annuity deposits, even in times of market volatility. In addition, the Company believes that payroll deduction access to customers provides significant insulation from competition by providing the customer with a convenient, planned method of periodic saving. Payroll deduction is the primary method used for collecting premiums and deposits in both the private sector market, where the Company’s products are distributed primarily through unaffiliated entities, and in the public sector market, where the Company’s products are distributed primarily by affiliated entities.

See Part II, Item 7—MD&A for sales by distribution channel for the years ended December 31, 2007, 2006 and 2005.

Unaffiliated Entities

Independent Broker/Dealers and Wirehouse and Regional Firms. The Company sells individual annuities, group retirement plans and life insurance through independent broker/dealers (including brokerage general agencies and producer groups in the Individual Protection segment) and wirehouse and regional firms in each state and the District of Columbia. The Company believes that it has developed strong broker/dealer relationships based on its diverse product mix, large selection of fund options and administrative technology. In addition to such relationships, the Company believes its financial strength and the Nationwide and The BEST of AMERICA brand names are competitive advantages in these distribution channels. The Company regularly seeks to expand this distribution network.

Financial Institutions. The Company markets individual variable and fixed annuities (under its brand names and on a private label basis), IRC Section 401 plans and life insurance through financial institutions, consisting primarily of banks and their subsidiaries. The Company believes that it has competitive advantages in this distribution channel, including its expertise in training financial institution personnel to sell annuities and pension products, its breadth of product offerings, its financial strength, the Nationwide and The BEST of AMERICA brand names, and the ability to offer private label products.

Pension Plan Administrators. The Company markets group retirement plans organized pursuant to IRC Section 401 and sponsored by employers as part of employee retirement programs through regional pension plan administrators. The Company also has linked pension plan administrators to the financial planning community to sell group pension products. The Company targets employers with 25 to 2,000 employees because it believes that these plan sponsors tend to require extensive record-keeping services from pension plan administrators and therefore are more likely to become long-term customers.

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

Mullin TBG. Mullin TBG sells NFS and unaffiliated entity COLI and BOLI products to fund non-qualified deferred compensation programs (see Part II, Item 7—MD&A—Overview—Discontinued Operations for information related to the Company’s intention to sell its interest in this business).

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

Reinsurance

The Company follows the industry practice of reinsuring with other companies a portion of its life insurance and annuity risks in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. During 2007, the Company increased the maximum amount of individual life insurance retained by the Company on any one life from $5.0 million to $10.0 million. This increase is prospective and did not change the retained amount for policies sold prior to the change. The Company cedes insurance primarily on an automatic basis, whereby risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a facultative basis, whereby the reinsurer’s prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis, particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The Company maintains catastrophic reinsurance coverage to protect against large losses related to a single event. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder.

The Company has entered into reinsurance contracts with certain unaffiliated reinsurers to cede a portion of its general account life, annuity and health business. Total amounts recoverable under these reinsurance contracts include ceded reserves, paid and unpaid claims, and certain other amounts, and totaled $964.8 million and $1.09 billion as of December 31, 2007 and 2006, respectively. The impact of these contracts on the Company’s results of operations is immaterial. Under the terms of the contracts, specified assets have been placed in trusts as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in each of the underlying contracts. Certain portions of the Company’s variable annuity guaranteed benefit risks are also reinsured. These treaties reduce the Company’s exposure to death benefit and income benefit guarantee risk in the Individual Investments segment. The Company has no other material reinsurance arrangements with unaffiliated reinsurers.

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

The Company’s financial strength is also reflected in the ratings of its senior notes, subordinated debentures, capital securities issued by a subsidiary trust and commercial paper issued by NLIC. The following table summarizes these ratings as of December 31, 2007:

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

Competition

The Company competes with many other insurers as well as non-insurance financial services companies, including banks, broker/dealers and mutual funds, some of whom have greater financial resources, offer alternative products and, with respect to other insurers, have higher ratings than the Company. While no single company dominates the marketplace, many of the Company’s competitors have well-established national reputations and substantially greater financial resources and market share than the Company. Competition in the Company’s lines of business primarily is based on price, product features, commission structure, perceived financial strength, claims-paying ability, customer and producer service, and name recognition.

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

As part of their routine regulatory oversight process, state insurance departments periodically conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations generally are conducted in cooperation with the insurance departments of multiple states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). The most recently completed financial examination of NLIC, Nationwide Life and Annuity Insurance Company (NLAIC), Nationwide Life Insurance Company of America (NLICA), Nationwide Life and Annuity Company of America (NLACA) and Nationwide Life Insurance Company of Delaware was conducted by the Ohio Department of Insurance (ODI) for the five-year period ended December 31, 2006 on behalf of itself and several other states. The examination was completed during the first quarter of 2008 and did not result in any significant issues or adjustments. The ODI, in addition to the departments of insurance of two other states involved with the exam, Pennsylvania and Delaware, issued reports for their respective domiciliary companies.

State insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to insurers’ compliance with applicable insurance laws and regulations. NLIC, NLAIC, NLICA and NLACA are currently undergoing regulatory market conduct examinations in eight states. The Company’s insurance subsidiaries continuously monitor sales, marketing and advertising practices and related activities of their agents and personnel and provide continuing education and training in an effort to ensure compliance with applicable insurance laws and regulations. There can be no assurance that any non-compliance with such applicable laws and regulations would not have a material adverse effect on the Company.

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

Regulation of Dividends and Other Payments from Insurance Subsidiaries

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. During the year ended December 31, 2007, NLIC paid dividends of $537.5 million to NFS, including a $242.5 million extraordinary dividend paid after obtaining approval from the ODI. NLIC’s statutory capital and surplus as of December 31, 2007 was $2.50 billion, and statutory net income for 2007 was $309.0 million. As of January 1, 2008, NLIC could not pay dividends to NFS without obtaining prior approval. As of April 2008, NLIC will be able to pay dividends to NFS totaling $246.5 million upon providing prior notice to the ODI. On February 20, 2008, NLIC declared a dividend of $246.5 million payable to NFS in April 2008. NLIC will provide notice to the ODI before paying this dividend to NFS.

The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. Earned surplus is defined under the State of Ohio insurance laws as the amount equal to the Company’s unassigned funds as set forth in its most recent statutory financial statements, including net unrealized capital gains and losses or revaluation of assets. Additionally, following any dividend, an insurer’s policyholder surplus must be reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) available for the benefit of the Company and its shareholders.

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the Pennsylvania Insurance Department (PID) either approves or does not disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLICA paid a dividend of $75.0 million to NFS in 2007. The statutory capital and surplus of NLICA as of December 31, 2007 was $674.0 million, and statutory net income for the year ended December 31, 2007 was $91.6 million. As of January 1, 2008, NLICA could not pay dividends to NFS without obtaining prior approval.

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

Based on the formula adopted by the NAIC, the adjusted capital of all of the Company’s insurance subsidiaries as of December 31, 2007 exceeded the levels at which the Company would be required to take corrective action.

Assessments Against and Refunds to Insurers

Insurance guaranty association laws exist in each state, the District of Columbia and the Commonwealth of Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. The amount and timing of any future assessment on or refund to the

Company’s insurance subsidiaries under these laws cannot be reasonably estimated and are beyond the control of the Company and its insurance subsidiaries. A large part of the assessments paid by the Company’s insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company’s insurance subsidiaries’ premium taxes. For the years ended December 31, 2007, 2006 and 2005, net premium tax refunds received by the Company were immaterial.

Securities Laws

Certain of the Company’s insurance subsidiaries and certain policies and contracts offered by them are subject to regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission (SEC) and under certain state securities laws. Certain separate accounts of the Company’s insurance subsidiaries are registered as investment companies under the Investment Company Act of 1940, as amended (Investment Company Act). Separate account interests under certain variable annuity contracts and variable insurance policies issued by the Company’s insurance subsidiaries are also registered under the Securities Act of 1933, as amended. Certain other subsidiaries of the Company are registered as broker/dealers under the Securities Exchange Act of 1934, as amended (Securities Exchange Act), and are members of, and subject to regulation by, the Financial Industry Regulatory Authority. Certain subsidiaries of the Company are also subject to the SEC’s net capital rules.

Certain of the Company’s subsidiaries are investment advisors registered under the Investment Advisors Act of 1940, as amended, and the Securities Act of 1933, as amended. The investment companies managed by such subsidiaries are registered with the SEC under the Investment Company Act, and the shares of certain of these entities are qualified for sale in certain states and the District of Columbia. A subsidiary of the Company is registered with the SEC as a transfer agent.

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

Unitary Savings and Loan Holding Company Status

Nationwide Bank is a federal savings bank chartered by and subject to comprehensive regulation and periodic examination by the Office of Thrift Supervision (OTS) of the U.S. Department of the Treasury. As a result of the Company’s ownership of Nationwide Bank, the Company is a unitary savings and loan holding company subject to regulation by the OTS and the provisions of the Home Owners’ Loan Act of 1933 (Home Owners’ Loan Act). As a unitary savings and loan holding company, the Company generally is not restricted as to the types of business activities in which it may engage, so long as Nationwide Bank continues to meet the qualified thrift lender test (QTL Test). Under the Home Owners’ Loan Act, existing unitary savings and loan holding companies such as the Company are grandfathered with full powers to continue and expand their current activities. However, if the Company should fail to qualify as a unitary savings and loan holding company (as a result of failure of the QTL Test or otherwise), then the types of activities in which the Company and its non-savings association subsidiaries would be able to engage would generally be limited to those eligible for bank holding companies (subject, however, to the Company’s ability to elect status as a financial holding company under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999).

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

The U.S. Secretary of Labor issued final regulations on January 5, 2000, providing guidance for determining, in cases where an insurer issues one or more policies backed by the insurer’s general account to or for the benefit of an employee benefit plan, which assets of the insurer constitute plan assets for purposes of ERISA and the IRC. The regulations apply only with respect to a policy issued by an insurer to an ERISA plan on or before December 31, 1998. In the case of such a policy, most provisions of the regulations became applicable on July 5, 2001. Generally, where the basis of a claim is that insurance company general account assets constitute plan assets, no person will be liable under ERISA or the IRC for conduct occurring prior to July 5, 2001. However, certain provisions under the final regulations are applicable as follows: (1) certain contract termination features became applicable on January 5, 2000 if the insurer engages in certain unilateral actions; and (2) the initial and separate account disclosure provisions became applicable July 5, 2000. New non-guaranteed benefit policies issued after December 31, 1998 subject the issuer to ERISA fiduciary obligations. Since the Company issues fixed group annuity contracts that are backed by its general account and used to fund employee benefit plans, the Company is subject to these requirements.

Tax Legislation

The American Jobs Creation Act of 2004 modified and codified the rules applicable to nonqualified deferred compensation plans, a market in which the Company provides services and products. The Pension Protection Act of 2006 imposed new conditions that must be met in order for death benefits from certain employer-owned life insurance contracts to continue to be received income tax-free. In addition, numerous changes were made to simplify the administration and operation of retirement programs such as individual retirement accounts and IRC Section 401(k) plans. In July 2007, the Internal Revenue Service (IRS) released new regulations regarding IRC Section 403(b) retirement arrangements, substantially increasing the administrative responsibilities of Section 403(b) contract issuers. These legislative and regulatory changes may lessen the competitive advantage of certain of the Company’s products compared to other investments. As a result, demand for certain of the Company’s products and services may be negatively impacted.

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

Employees

As of December 31, 2007, the Company had approximately 4,800 employees, none of which were covered by a collective bargaining agreement.

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

Significant increases in prevailing interest rates may cause the Company’s policyholders to withdraw the cash value of their policies as they seek more attractive returns. If large numbers of policyholders or policyholders with large balances withdraw their policy values, the Company may be required to borrow funds or liquidate investments to raise the cash necessary to fund their withdrawals. Particularly in periods of volatile interest rates, liquidations can result in capital losses to the Company. Because volatile interest rates often make fixed-income investments, such as mortgages and privately placed bonds, more difficult to sell, there also is a risk that the Company will find it difficult to raise the cash necessary to fund significant withdrawal activity.

A decline in the equity markets can cause the values of the Company’s separate account assets to decline, reduce revenues, increase claims, increase payment obligations under guaranteed contracts and result in the accelerated amortization of deferred policy acquisition costs (DAC).

A significant source of revenues for the Company is derived from asset management fees, which are calculated as a percentage of separate account assets. Gains and losses in the equity markets will result in corresponding increases or decreases in separate account assets and asset management fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which also may require the Company to accelerate amortization of DAC. See Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Equity Market Risk for a complete discussion of risk factors related to equity market risk, including guaranteed contracts.

Recent developments in the residential mortgage market, especially the sub-prime market, may adversely affect the Company’s financial condition.

Recently, the residential mortgage market in the United States has deteriorated due to changing economic conditions. The Company has exposure to the sub-prime mortgage market due to certain investment portfolio holdings (see Part II, Item 7—MD&A—Investments—Mortgage-Backed and Asset-Backed Securities for further details). While the value of some of the Company’s mortgage securities has declined, management believes these declines in value are temporary and has the intent to hold to recovery. In addition, even though the Company closely monitors these holdings for impairment, the current valuation volatility and potential credit decline increase the Company’s overall risk of loss.

Deviations from assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts could have a material adverse impact on the Company’s consolidated net income.

The process of calculating reserve amounts for a life insurance organization involves the use of a number of assumptions, including those related to persistency (how long a contract stays with a company), mortality, morbidity and interest rates (the rates expected to be paid or received on financial instruments, including insurance or investment contracts). Actual results could differ significantly from those assumed. As such, deviations from one or more of these assumptions could result in a material adverse impact on the Company’s consolidated net income.

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

•	changes in laws such as ERISA, as amended, that apply to group annuities (see Part I, Item 1—Business—Regulation—ERISA Considerations for a complete discussion of ERISA);

•	changes in tax laws that would reduce or eliminate the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products;

•	repeal of the federal estate tax;

•	changes in the availability of, or rules concerning the establishment and operation of, Section 401, 403(b) and 457 plans or individual retirement accounts;

•

changes in tax laws (see Part I, Item 1—Business—Regulation—Tax Legislation for a description of risk factors related to potential tax legislation and “Tax Matters” in Note 18 to the audited consolidated financial statements included in the F pages of this report for information regarding the Company’s separate account dividends received reduction); or

•	changes in tax regulations, such as the proposed regulations that would alter the way tax sheltered annuities described in Section 403(b) of the IRC may be offered and sold.

Litigation or regulatory actions in connection with late trading, market timing, compensation and bidding arrangements, unsuitable sales and replacements, the use of finite reinsurance and/or other sales practices could have a material adverse impact on the Company.

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

The continued threat of terrorism and ongoing military and other actions may result in decreases in the Company’s consolidated net income, revenue and assets under management and may adversely impact the Company’s consolidated investment portfolio.

The continued threat of terrorism within the U.S. and abroad, ongoing military and other actions, and heightened security measures in response to these types of threats may cause significant volatility and declines in the U.S., European and other securities markets, loss of life, property damage, additional disruptions to commerce and reduced economic activity. Actual terrorist attacks could cause a decrease in the Company’s consolidated net income and/or revenue as a result of decreased economic activity and/or payment of claims. In addition, some of the assets in the Company’s investment portfolio may be adversely affected by declines in the securities markets and economic activity caused by the continued threat of terrorism, ongoing military and other actions and heightened security measures.

The Company cannot predict whether or the extent to which industry sectors in which the Company maintains investments may suffer losses as a result of potential decreased commercial and economic activity, how any such decrease might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities, or how the value of any underlying collateral might be affected.

Although the Company does not believe that the continued threat of terrorist attacks will have any material impact on the Company’s financial strength or performance, the Company can offer no assurances that this threat, future terrorist-like events in the U.S. and abroad, or military actions by the U.S. will not have a material adverse impact on the Company’s business, financial position or results of operations.

The Company operates in a highly competitive industry, which can significantly impact operating results.

See Part I, Item 1—Business—Competition for a description of competitive factors affecting the Company. The Company’s revenues and profitability could be impacted negatively due to competition.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

None.

ITEM 2    PROPERTIES

Pursuant to an arrangement between NMIC and certain of its subsidiaries, during 2007 the Company leased on average approximately 898,000 square feet of office space in the three-building home office complex and in other offices in central Ohio. In addition, the Company leases approximately 120,000 square feet of office space in Berwyn, Pennsylvania (of which approximately 90,000 square feet are subleased) and owns approximately 160,000 square feet of office space in Newark, Delaware (of which approximately 15,000 square feet are subleased to an affiliate). The Company believes that its present and planned facilities are adequate for the anticipated needs of the Company.

ITEM 3    LEGAL PROCEEDINGS

See Note 18 to the audited consolidated financial statements included in the F pages of this report for a discussion of legal proceedings.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2007, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Class A common stock of NFS is traded on the New York Stock Exchange under the symbol “NFS.” As of February 26, 2008, NFS had 111,143 registered shareholders of Class A common stock.

There is no established public trading market for the Company’s Class B common stock. All 91,778,717 shares of Class B common stock are owned by Nationwide Corp.

The following table presents quarterly high, low and closing sales prices of NFS Class A common stock and cash dividends declared on such shares for each quarter of 2007 and 2006:

	Market price			Dividends declared
Quarter ended	High	Low	Closing
March 31, 2007	$55.80	$51.84	$53.86	$0.26
June 30, 2007	64.74	54.05	63.22	0.26
September 30, 2007	65.52	45.32	53.82	0.26
December 31, 2007	55.60	41.78	45.01	0.26

March 31, 2006	$44.94	$41.73	$43.02	$0.23
June 30, 2006	44.50	42.46	44.08	0.23
September 30, 2006	48.76	43.71	48.10	0.23
December 31, 2006	54.57	47.83	54.20	0.23

See Part I, Item 1—Business—Regulation—Regulation of Dividends and Other Payments from Insurance Subsidiaries for information regarding restrictions on the ability of NFS’ insurance subsidiaries to pay dividends to NFS.

Pursuant to the Nationwide Financial Services, Inc. Second Amended and Restated Stock Retainer Plan for Non-Employee Directors (Director Stock Retainer Plan), 105 shares of Class A common stock were issued by NFS during the fourth quarter of 2007, at an average price of $47.47 per share, to NFS directors who are not employees of NFS or its affiliates. This was a partial payment of the annual stock retainer for 2007 paid by NFS to such directors in consideration of serving as directors of the Company. The Chairman of the Board receives a supplemental annual retainer of $40,000 for his additional duties, which in 2007 was paid monthly one-half in cash and one-half in shares of the Company’s Class A common stock. The issuance of such shares is exempt from registration under the Securities Act of 1933, as amended.

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

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of NFS’ equity securities by NFS or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, during the Company’s fourth quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate value of shares that may yet be purchased under the programs (in millions)
October 2007	—	N/A	—	—
November 2007	—	N/A	—	—
December 2007	646,811	$44.91	646,811	$471.0

Total	646,811	44.91	646,811	—

See Part III, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for additional information required by this item.

The following graph shows a comparison of the Company’s cumulative total shareholder return along with the S&P 500 and an index of peer companies (the Peer Group) selected by the Company for the past five years. The Peer Group includes the following companies: Aflac Incorporated; Genworth Financial, Inc.; Hartford Financial Services Group, Inc.; Lincoln National Corporation; Manulife Financial Corporation; MetLife, Inc.; Principal Financial Group, Inc.; Protective Life Corporation; and Prudential Financial, Inc. The Peer Group companies included in the peer group have business operations similar to the Company and are considered significant competitors of the Company.

The graph plots the changes in the value of an initial $100 investment over the indicated time periods, assuming reinvestment of all dividends. Peer Group returns were weighted according to their respective aggregate market capitalization at the beginning of each period shown on the graph.

Comparison of Five-Year Cumulative Total Return

Nationwide Financial Services, Inc., S&P 500 and Peer Group

(Performance Results Through December 31, 2007)

*	Assumes $100 invested at the close of trading on December 31, 2002 in Nationwide Financial Services, Inc. Class A common stock, S&P 500 and Peer Group.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
NFS	$100.00	$117.39	$138.44	$162.46	$204.08	$172.84
S&P 500	100.00	128.69	142.69	149.70	173.34	182.86
Peer Group	100.00	129.11	163.05	203.79	234.98	258.81

There can be no assurance that the Company’s stock performance will continue into the future with the same or similar trends depicted in the preceding graph. The Company will not make or endorse any predictions as to future stock performance.

ITEM 6    SELECTED CONSOLIDATED FINANCIAL DATA

Five-Year Summary

	Years ended or as of December 31,
(in millions, except per share amounts)	2007	2006	2005	2004	2003
Statements of Income Data:
Total revenues	$4,528.9	$4,562.5	$4,416.2	$4,167.9	$3,936.6
Income from continuing operations	609.7	727.1	639.0	524.5	414.3
Net income	626.8	724.0	610.4	516.4	407.4

Earnings from continuing operations per common share:
Basic	$4.28	$4.85	$4.18	$3.45	$2.73
Diluted	$4.25	$4.82	$4.16	$3.43	$2.72

Earnings per common share:
Basic	$4.40	$4.83	$3.99	$3.40	$2.68
Diluted	$4.37	$4.80	$3.97	$3.38	$2.67

Weighted average common shares outstanding:
Basic	142.5	149.9	152.9	152.1	151.8
Diluted	143.5	150.7	153.6	152.9	152.3

Cash dividends declared per common share	$1.04	$0.92	$0.76	$0.72	$0.52
Balance Sheets Data:
Total assets	$119,207.1	$119,531.1	$116,361.2	$117,121.2	$111,237.8
Long-term debt	1,565.1	1,398.5	1,398.0	1,406.0	1,405.6
Shareholders’ equity	5,324.6	5,622.7	5,387.6	5,234.0	4,868.9
Book value per common share	$38.44	$38.51	$35.33	$34.32	$32.05

Segment Data:
Customer funds managed and administered:
Individual Investments	$53,587.0	$52,963.6	$51,227.6	$52,481.9	$49,333.9
Retirement Plans	80,546.6	76,597.1	69,850.8	65,428.3	57,334.6
Individual Protection	20,990.5	19,686.8	17,388.6	15,683.0	13,897.1
Corporate and Other	7,241.3	7,662.4	7,017.8	6,703.4	7,133.4

Total	$162,365.4	$156,909.9	$145,484.8	$140,296.6	$127,699.0

Pre-tax operating earnings:
Individual Investments	$300.7	$223.1	$250.7	$244.0	$194.6
Retirement Plans	252.6	221.2	191.3	183.3	156.4
Individual Protection	299.8	280.8	266.1	247.3	225.5
Corporate and Other	74.6	65.1	54.9	66.8	52.6

Sales:
Individual Investments	$6,126.6	$5,391.1	$4,109.2	$5,338.5	$6,738.8
Retirement Plans	10,691.2	10,010.0	9,509.4	8,912.7	7,719.9
Individual Protection	1,746.4	1,962.0	1,825.2	1,766.8	1,722.5

Total	$18,564.2	$17,363.1	$15,443.8	$16,018.0	$16,181.2

As described in Part II, Item 7—MD&A—Overview—Discontinued Operations, the results of operations of TBG Financial and The 401(k) Company are reflected as discontinued for 2007 and all prior years. In addition, the results of operations of Cap Pro Holding, Inc. (Cap Pro), Nationwide Financial Services (Bermuda), Ltd. (NFSB) and William J. Lynch & Associates, Inc. (TBG Lynch) are reflected as discontinued for 2005 and all prior years. As described in Part II, Item 7—MD&A—Overview—Nationwide Funds Group Acquisition, the results of operations of NFG for 2007 and all prior years are reflected as though the companies were combined for all periods presented.

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

(i)

change in Nationwide Corporation’s control of the Company through its beneficial ownership of 95.2% of the combined voting power of all the outstanding common stock and 66.3% of the economic interest in the Company;

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

Overview

Following is management’s discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 2007. This discussion should be read in conjunction with the audited consolidated financial statements and related notes beginning on page F-1 of this report.

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

The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes and discontinued operations to exclude: (1) net realized investment gains and losses, except for operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations); and (2) the adjustment to amortization of DAC and VOBA related to net realized investment gains and losses.

See Part I, Item 1—Business—Business Segments for a description of the components of each segment.

The following table summarizes pre-tax operating earnings by segment for the years ended December 31:

(dollars in millions)	2007	2006	Change	2005	Change
Individual Investments	$300.7	$223.1	35%	$250.7	(11)%
Retirement Plans	252.6	221.2	14%	191.3	16%
Individual Protection	299.8	280.8	7%	266.1	6%
Corporate and Other	74.6	65.1	15%	54.9	19%

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

Management makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are reported in net realized investment gains and losses. Also included are changes in the fair values of derivatives qualifying as fair value hedges and the related changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of derivatives that do not qualify for hedge accounting treatment; and periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment.

The Company’s primary expenses include interest credited to policyholder accounts, life insurance and annuity benefits, amortization of DAC and general business operating expenses. Interest credited principally relates to individual and group fixed annuities, funding agreements backing the NLIC MTN program and certain life insurance products. Life insurance and annuity benefits include policyholder benefits in excess of policyholder accounts for universal life and individual deferred annuities and net claims and provisions for future policy benefits for traditional life insurance products and immediate annuities.

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

In particular, the Company’s profitability is driven by fee income on separate account products, general and separate account asset levels, and management’s ability to manage interest spread income. While asset fees are largely at guaranteed annual rates, amounts earned vary directly with the underlying performance of the separate accounts. Interest spread income is comprised of net investment income, excluding any applicable allocated charges for invested capital, less interest credited to policyholder accounts. Interest spread income can vary depending on crediting rates offered by the Company; performance of the investment portfolio, including the rate of prepayments; changes in market interest rates and the level of invested assets; the competitive environment; and other factors.

In addition, life insurance profits are significantly impacted by mortality, morbidity and persistency experience.

Discontinued Operations

During the quarter ended December 31, 2007, the Company committed to a plan of sale of its interest in TBG Financial. Based on management’s determination that the carrying value of this business exceeded its estimated fair value (less the estimated cost to sell), the Company recorded a pre-tax loss totaling $49.0 million ($23.3 million, net of taxes), writing down a portion of the goodwill associated with this business.

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

The results of operations of TBG Financial and The 401(k) Company for 2007 and all prior years are reflected as discontinued. The results of operations of Cap Pro, NFSB and TBG Lynch for 2005 are reflected as discontinued. In addition, the sales tables and “Other Data” section of the Retirement Plans segment table in the subsequent portions of MD&A exclude amounts applicable to The 401(k) Company. However, the “Other Data” sections of the tables in the subsequent segment portions of MD&A include amounts applicable to the operations that were discontinued in 2005. See Note 2(n) to the audited consolidated financial statements included in the F pages of this report for additional information on discontinued operations.

Cumulative Effect of Adoption of Accounting Principle

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). The Company adopted SOP 05-1 effective January 1, 2007, which resulted in a $6.0 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle. See Note 3 to the audited consolidated financial statements included in the F pages of this report for a complete description of SOP 05-1.

Nationwide Bank Merger

Nationwide Bank and Nationwide Federal Credit Union (NFCU) entered into an Agreement and Plan of Merger, dated as of June 16, 2006, pursuant to which Nationwide Bank acquired 100% of the ownership interests in NFCU for $79.0 million in cash. The merger was effective January 1, 2007, with payment of merger consideration to the NFCU membership on January 8, 2007, on a pro rata basis according to the members’ deposit account balances as of March 31, 2006.

Nationwide Funds Group Acquisition

On February 2, 2007, NFS entered into a stock purchase agreement with Nationwide Corp. to acquire the Philadelphia-based retail asset management operations of NWD Investment Management, Inc. The transaction closed on April 30, 2007 with a final purchase price of $244.2 million. The acquired operations are known as NFG. The purchase was accounted for at historical cost in a manner similar to a pooling of interests because the involved entities are under common control. NFG is reflected in the Company’s current and prior year audited consolidated financial statements at the historical cost of the transferred net assets to provide comparative information as though the companies were combined for all periods presented. The excess purchase price over the historical cost of the acquired net assets was accounted for as a $202.5 million equity transaction.

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

Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products

The Company has deferred certain costs of acquiring investment and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. In addition, the Company defers sales inducements, such as interest credit bonuses and jumbo deposit bonuses. Investment products primarily consist of individual and group variable and fixed deferred annuities in the Individual Investments and Retirement Plans segments. Universal life insurance products include universal life insurance, variable universal life insurance, COLI, BOLI and other interest-sensitive life insurance policies in the Individual Protection segment. DAC is subject to recoverability testing in the year of policy issuance and loss recognition testing at the end of each reporting period.

For investment and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized investment gains and losses less policy benefits and policy maintenance expenses. The DAC asset related to investment and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b) to the audited consolidated financial statements included in the F pages of this report.

The assumptions used in the estimation of future gross profits are based on the Company’s current best estimates of future events and are reviewed as part of an annual process during the second quarter. During the annual process, the Company performs a comprehensive study of assumptions, including mortality and persistency studies, maintenance expense studies, and an evaluation of projected general and separate account investment returns. The most significant assumptions that are involved in the estimation of future gross profits include future net separate account investment performance, surrender/lapse rates, interest margins and mortality. Currently, the Company’s long-term assumption for net separate account investment performance is approximately 7% growth per year and varies by product. This assumption, like others, is reviewed as part of the annual process. If this assumption were unlocked, the date of the unlocking could become the anchor date used in the reversion to the mean process (defined below). Variances from the long-term assumption are expected since the majority of the investments in the underlying separate accounts are in equity securities, which strongly correlate with the S&P 500 Index in the aggregate. The reversion to the mean process is based on actual net separate account investment performance from the anchor date to the valuation date. The Company then assumes different performance levels over the next three years such that the separate account mean return measured from the anchor date to the end of the life of the product equals the long-term assumption. The assumed net separate account investment performance used in the DAC models is intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process generally limits net separate account investment performance to 0-15% during the three-year reversion period. See below for a discussion of current year assumption changes.

Changes in assumptions can have a significant impact on the amount of DAC reported for investment and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or future assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense, which could be significant. In general, increases in the estimated long-term general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in long-term lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

In addition to the comprehensive annual study of assumptions, management evaluates the appropriateness of the individual variable annuity DAC balance quarterly within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed time period, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during this time period, assumptions are required to be unlocked, and DAC is recalculated using revised best estimate assumptions. When DAC assumptions are unlocked and revised, the Company continues to use the reversion to the mean process. See below for a discussion of current year assumption changes.

For variable annuity products, the DAC balance is sensitive to the effects of changes in the Company’s estimates of gross profits, primarily due to the significant portion of the Company’s gross profits that are dependent upon the rate of return on assets held in separate accounts. This rate of return influences fees earned by the Company from these products and costs incurred by the Company associated with minimum contractual guarantees, as well as other sources of future expected gross profits. As previously stated, the Company’s current long-term assumption for net separate account investment performance is approximately 7% growth per year. In its ongoing evaluation of this assumption, the Company monitors its historical experience, market information and other relevant trends. To demonstrate the sensitivity of both the Company’s variable annuity product DAC balance, which was approximately $1.9 billion in aggregate at December 31, 2007, and related amortization, a 1% increase (to 8%) or decrease (to 6%) in the long-term assumption for net separate account investment performance would result in an approximately $20 million net increase or net decrease, respectively, in DAC amortization over the following year. These fluctuations are reasonably likely to occur. The information provided above considers only changes in the assumption for long-term net separate account investment performance and excludes changes in other assumptions used in the Company’s evaluation of DAC.

At the end of the second quarter of 2007, the Company determined as part of its analysis of DAC that the overall profitability of separate account products is expected to exceed previous estimates due to favorable financial market trends. Accordingly, the Company unlocked its DAC assumptions after completing a comprehensive review of assumptions used to project DAC and other related balances, including sales inducement assets, VOBA, unearned revenue reserves, and guaranteed minimum death and income benefit reserves. This review covered all assumptions including expected separate account investment returns, lapse rates, mortality and expenses. Additionally, while the Company estimates that the overall profitability of its variable products has improved, it also expects the long-term net growth in separate account investment performance to moderate. As a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company reduced its long-term net separate account growth rate assumption from approximately 8% to approximately 7%. The Company unlocked assumptions, as appropriate, for all investment and variable universal life insurance products in order to remain consistent across product lines using revised assumptions which reflect the Company’s current best estimate of future events. Therefore, in the second quarter of 2007, the Company recorded a net increase in DAC and a benefit to DAC amortization and other related balances totaling $216.5 million pre-tax, which was reported in the following segments in the pre-tax amounts indicated: Individual Investments—$196.4 million; Retirement Plans—$10.5 million; and Individual Protection—$9.6 million, net of a $5.1 million charge for the acceleration of amortization of VOBA.

The most significant assumption changes that resulted from the Company’s unlocking decisions were resetting the anchor date for reversion to the mean calculations to June 30, 2007, resulting in resetting the assumption for net separate account growth to approximately 7% during the three-year reversion period; resetting the long-term assumption for net separate account growth and the discount rate used to calculate the present value of estimated gross profits to approximately 7% (formerly approximately 8%); and increasing estimated lapse rates for fixed annuity and BOLI products.

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

For debt and equity securities not subject to Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to cost or amortized cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below cost or amortized cost; specific credit issues and financial prospects related to the issuer; management’s intent to hold or dispose of the security; and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment.

In addition to the above, for certain securitized financial assets with contractual cash flows, including asset-backed securities, EITF 99-20 also requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is not greater than or equal to its carrying value based on current information and events, and if there has been an adverse change in estimated cash flows since the last revised estimate (considering both timing and amount), then the Company recognizes an other-than-temporary impairment and writes down the investment to fair value.

Impairment losses are recorded on investments in long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

A significant change in impairment losses reported in the consolidated financial statements may result if one of the factors that management considers when evaluating investments for impairment changes significantly, such as the deterioration in the credit worthiness of individual issuers, market liquidity or performance of underlying collateral.

Valuation Allowances for Mortgage Loans on Real Estate

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When management determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. In addition to the valuation allowance on specific loans, the Company maintains an unallocated allowance for probable losses inherent in the loan portfolio as of the balance sheet date, but not yet specifically identified by loan. Changes in the valuation allowance are recorded in net realized investment gains and losses. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

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

The Company’s liability for funding agreements to an unrelated third party trust related to the Company’s MTN program equals the balance that accrues to the benefit of the contractholder, including interest credited. The funding agreements constitute insurance obligations and are considered annuity contracts under Ohio insurance laws.

The liability for future policy benefits and claims for traditional life insurance policies was determined using the net level premium method using interest rates varying from 2.0% to 10.5% and estimates of mortality, morbidity, investment yields and withdrawals that were used or being experienced at the time the policies were issued.

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

Management has established tax reserves in accordance with the requirements of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). See Note 3 to the audited consolidated financial statements included in the F pages of this report for a summary of FIN 48. These reserves are reviewed regularly and are adjusted as events occur that management believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/nondeductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. Management believes its tax reserves reasonably provide for potential assessments that may result from IRS examinations and other tax-related matters for all open tax years.

Results of Operations

2007 Compared to 2006

The following table summarizes the Company’s consolidated results of operations for the years ended December 31:

(dollars in millions)	2007	2006	Change
Revenues:
Policy charges:
Asset fees	$773.2	$691.2	12%
Cost of insurance charges	420.5	402.0	5%
Administrative fees	119.4	139.1	(14)%
Surrender fees	70.8	83.7	(15)%

Total policy charges	1,383.9	1,316.0	5%
Premiums	432.7	441.5	(2)%
Net investment income	2,276.7	2,300.2	(1)%
Net realized investment (losses) gains	(165.2)	9.1	NM
Other income	600.8	495.7	21%

Total revenues	4,528.9	4,562.5	(1)%

Benefits and expenses:
Interest credited to policyholder accounts	1,342.0	1,381.5	(3)%
Benefits and claims	682.9	646.8	6%
Policyholder dividends	83.1	90.7	(8)%
Amortization of DAC	382.1	462.9	(17)%
Amortization of VOBA	47.0	46.0	2%
Interest expense	110.6	103.1	7%
Debt extinguishment costs	10.2	—	NM
Other operating expenses	1,070.6	1,032.2	4%

Total benefits and expenses	3,728.5	3,763.2	(1)%

Income from continuing operations before federal income tax expense	800.4	799.3	—
Federal income tax expense	190.7	72.2	NM

Income from continuing operations	609.7	727.1	(16)%
Discontinued operations, net of taxes	23.1	(3.1)	NM
Cumulative effect of adoption of accounting principle, net of taxes	(6.0)	—	NM

Net income	$626.8	$724.0	(13)%

The decrease in net income compared to 2006 was impacted by several events. First, $114.2 million of tax reserves were released into earnings during the second quarter of 2006. Thus, the effective tax rates in 2007 and 2006 are not comparable. Second, 2007 results include the $45.5 million gain on the sale of The 401(k) Company, partially offset by a $23.3 million loss related to TBG Financial (both reported in discontinued operations as described previously). Lastly, the Company recorded higher income from continuing operations before federal income tax expense largely due to lower amortization of DAC and related adjustments as discussed previously and below, along with higher other income and asset fees. Partially offsetting these factors were net realized investment losses; higher other operating expenses; lower administrative fees; increased amortization of DAC and annuity benefits related to modifications of features in the Company’s L.INC product; and debt extinguishment costs.

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

Other income increased primarily in the Retirement Plans segment due to higher average assets driven by strong market performance in the private sector business. The Corporate and Other segment also contributed to the increase with higher revenues from retail broker/dealer operations, partially offset by lower income in the structured products business that resulted from an unfavorable environment for mortgage loan securitizations.

Asset fees increased primarily due to higher average separate account values driven by favorable market performance in the Individual Investments segment.

The Company recorded net realized investment losses in 2007 compared to net gains in 2006 primarily due to a $100.1 million increase in impairment charges driven by challenging conditions in the credit markets. In addition, the Company recorded higher losses on living benefit embedded derivatives, net of economic hedging activity, primarily as a result of increased volatility in market returns. See Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Equity Market Risk for a detailed discussion of products with living benefits.

The increase in other operating expenses occurred within the Corporate and Other and Retirement Plans segments. The Corporate and Other segment was impacted by higher costs at Nationwide Bank, which completed its first year of retail operations, and increased commissions related to higher revenues in the retail broker/dealer operations. The increase in the Retirement Plans segment was due to higher trail commissions and continued investments in technology and infrastructure.

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

2006 Compared to 2005

The following table summarizes the Company’s consolidated results of operations for the years ended December 31:

(dollars in millions)	2006	2005	Change
Revenues:
Policy charges:
Asset fees	$691.2	$639.9	8%
Cost of insurance charges	402.0	388.5	3%
Administrative fees	139.1	114.9	21%
Surrender fees	83.7	98.2	(15)%

Total policy charges	1,316.0	1,241.5	6%
Premiums	441.5	399.9	10%
Net investment income	2,300.2	2,344.1	(2)%
Net realized investment gains	9.1	20.8	(56)%
Other income	495.7	409.9	21%

Total revenues	4,562.5	4,416.2	3%

Benefits and expenses:
Interest credited to policyholder accounts	1,381.5	1,380.9	—
Benefits and claims	646.8	574.9	13%
Policyholder dividends	90.7	107.3	(15)%
Amortization of DAC	462.9	480.2	(4)%
Amortization of VOBA	46.0	45.0	2%
Interest expense	103.1	107.6	(4)%
Debt extinguishment costs	—	21.7	NM
Other operating expenses	1,032.2	918.2	12%

Total benefits and expenses	3,763.2	3,635.8	4%

Income from continuing operations before federal income tax expense	799.3	780.4	2%
Federal income tax expense	72.2	141.4	(49)%

Income from continuing operations	727.1	639.0	14%
Discontinued operations, net of taxes	(3.1)	(28.6)	NM

Net income	$724.0	$610.4	19%

The increase in net income primarily was driven by a tax benefit of $114.2 million recorded during the second quarter of 2006 as described previously compared to tax benefits and recoverables totaling $48.2 million recorded during the third quarter of 2005 as described below. In addition, the Company recorded higher income from continuing operations before federal income tax expense primarily due to increases in policy charges, other income and premiums. The comparison to the prior year also benefited from debt extinguishment costs incurred in 2005. Higher other operating expenses and benefits and claims, combined with lower interest spread income, partially offset the overall increase in income from continuing operations before federal income tax expense.

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

The increase in premiums was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity product sales in the Individual Investments segment.

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

Higher benefits and claims primarily occurred within the Individual Investments segment due to increased immediate annuity benefit reserves, which were driven by growth in sales relative to a year ago and an increasing proportion of business with living benefit features. This increase is consistent with the corresponding increase in immediate annuity premiums and asset fees described above.

Interest spread income decreased primarily within the Individual Investments segment due to a decline in general account assets caused by fixed annuity net outflows and lower income from mortgage loan prepayments and bond call premiums.

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

See Part I, Item 1—Business—Overview for a description of the Company’s sales distribution network.

2007 Compared to 2006

The following table summarizes sales by product and segment for the years ended December 31:

(dollars in millions)	2007	2006	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$5,169.0	$4,390.9	18%
Private label annuities	434.6	356.6	22%
NFN and other	2.8	3.6	(22)%

Total individual variable annuities	5,606.4	4,751.1	18%
Individual fixed annuities	156.3	186.5	(16)%
Income products	216.7	230.7	(6)%
Advisory services program	147.2	222.8	(34)%

Total Individual Investments	6,126.6	5,391.1	14%

Retirement Plans
Private sector:
The BEST of AMERICA annuity products	1,064.7	1,230.2	(13)%
The BEST of AMERICA trust products	5,126.3	4,504.0	14%
NFN products	149.4	188.2	(21)%
Other	82.7	69.4	19%

Total private sector	6,423.1	5,991.8	7%

Public sector:
IRC Section 457 annuities	1,548.5	1,533.3	1%
Administration-only agreements	2,719.6	2,484.9	9%

Total public sector	4,268.1	4,018.2	6%

Total Retirement Plans	10,691.2	10,010.0	7%

Individual Protection
Corporate-owned life insurance	552.7	805.9	(31)%
Traditional/universal life insurance	554.4	517.1	7%
The BEST of AMERICA variable life series	448.9	437.3	3%
NFN variable life products	190.4	201.7	(6)%

Total Individual Protection	1,746.4	1,962.0	(11)%

Total sales	$18,564.2	$17,363.1	7%

See Part II, Item 7—MD&A—Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the years ended December 31:

(dollars in millions)	2007	2006	Change
Non-affiliated:
Independent broker/dealers	$6,354.7	$5,758.2	10%
Financial institutions	2,501.2	2,295.1	9%
Wirehouse and regional firms	2,879.0	2,433.6	18%
Pension plan administrators	507.7	532.8	(5)%
Life insurance specialists	329.6	580.6	(43)%

Total non-affiliated sales	12,572.2	11,600.3	8%

Affiliated:
NRS	4,299.9	4,050.2	6%
Nationwide agents	771.8	787.8	(2)%
NFN producers	697.1	698.7	—
Mullin TBG	223.2	226.1	(1)%

Total affiliated sales	5,992.0	5,762.8	4%

Total sales	$18,564.2	$17,363.1	7%

Total sales increased primarily due to improved individual variable annuity sales in the Individual Investments segment driven by continued market acceptance of the Company’s products with living benefit riders. In addition, higher sales in the Retirement Plans segment were led by private sector group trust product sales and public sector administration-only agreements, partially offset by lower group annuity sales as the majority of pension business continues to move to trust product offerings. Lower sales of COLI products in the Individual Protection segment due to the addition of two large COLI cases during 2006 also offset the overall increase.

Higher sales in the independent broker/dealers, wirehouse and regional firms, and financial institutions channels were driven by variable annuity products, specifically products offering living benefit riders.

The increase in sales through NRS reflects higher Retirement Plans sales as described above.

Sales decreased through the life insurance specialists channel due to the decline in COLI activity mentioned above.

2006 Compared to 2005

The following table summarizes sales by product and segment for the years ended December 31:

(dollars in millions)	2006	2005	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$4,390.9	$3,135.5	40%
Private label annuities	356.6	346.6	3%
NFN and other	3.6	4.7	(23)%

Total individual variable annuities	4,751.1	3,486.8	36%
Individual fixed annuities	186.5	194.4	(4)%
Income products	230.7	196.7	17%
Advisory services program	222.8	231.3	(4)%

Total Individual Investments	5,391.1	4,109.2	31%

Retirement Plans
Private sector:
The BEST of AMERICA annuity products	1,230.2	1,371.1	(10)%
The BEST of AMERICA trust products	4,504.0	3,974.9	13%
NFN products	188.2	205.9	(9)%
Other	69.4	75.8	(8)%

Total private sector	5,991.8	5,627.7	6%

Public sector:
IRC Section 457 annuities	1,533.3	1,544.8	(1)%
Administration-only agreements	2,484.9	2,336.9	6%

Total public sector	4,018.2	3,881.7	4%

Total Retirement Plans	10,010.0	9,509.4	5%

Individual Protection
Corporate-owned life insurance	805.9	657.5	23%
Traditional/universal life insurance	517.1	512.7	1%
The BEST of AMERICA variable life series	437.3	426.0	3%
NFN variable life products	201.7	229.0	(12)%

Total Individual Protection	1,962.0	1,825.2	7%

Total sales	$17,363.1	$15,443.8	12%

See Part II, Item 7—MD&A—Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the years ended December 31:

(dollars in millions)	2006	2005	Change
Non-affiliated:
Independent broker/dealers	$5,758.2	$5,266.0	9%
Financial institutions	2,295.1	1,808.0	27%
Wirehouse and regional firms	2,433.6	1,912.5	27%
Pension plan administrators	532.8	469.0	14%
Life insurance specialists	580.6	382.4	52%

Total non-affiliated sales	11,600.3	9,837.9	18%

Affiliated:
NRS	4,050.2	3,914.7	3%
Nationwide agents	787.8	757.8	4%
NFN producers	698.7	658.0	6%
Mullin TBG	226.1	275.4	(18)%

Total affiliated sales	5,762.8	5,605.9	3%

Total sales	$17,363.1	$15,443.8	12%

The increase in total sales primarily was driven by higher variable annuity sales in the Individual Investments segment as a result of the strong performance of products with living benefit riders. Also contributing to the overall increase were improved private sector trust product sales in the Retirement Plans segment and higher COLI sales in the Individual Protection segment from the addition of two large cases during 2006.

Higher sales in the independent broker/dealers, financial institutions, and wirehouse and regional firms channels primarily were due to increased variable annuity sales, specifically products offering living benefit riders.

Sales increased through the life insurance specialists channel due to the COLI impact mentioned above.

Business Segments

Individual Investments

2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$587.6	$511.4	15%
Administrative fees	27.1	20.4	33%
Surrender fees	47.9	56.6	(15)%

Total policy charges	662.6	588.4	13%
Premiums	133.3	142.5	(6)%
Net investment income	642.9	781.1	(18)%
Other income	31.0	14.6	112%

Total revenues	1,469.8	1,526.6	(4)%

Benefits and expenses:
Interest credited to policyholder accounts	444.3	528.3	(16)%
Benefits and claims	233.5	202.4	15%
Amortization of DAC	287.1	352.7	(19)%
Amortization of VOBA	5.3	6.5	(18)%
Other operating expenses	198.9	213.6	(7)%

Total benefits and expenses	1,169.1	1,303.5	(10)%

Pre-tax operating earnings	$300.7	$223.1	35%

Other Data
Interest spread margin:
Net investment income	5.69%	5.74%
Interest credited	3.76%	3.76%

Interest spread on average general account values	1.93%	1.98%

Sales:
Individual variable annuities	$5,606.4	$4,751.1	18%
Individual fixed annuities	156.3	186.5	(16)%
Income products	216.7	230.7	(6)%
Advisory services program	147.2	222.8	(34)%

Total sales	$6,126.6	$5,391.1	14%

Average account values:
General account	$11,814.2	$14,041.3	(16)%
Separate account	41,366.0	37,223.3	11%
Advisory services program	634.9	508.1	25%

Total average account values	$53,815.1	$51,772.7	4%

Account values as of year end:
Individual variable annuities	$46,121.5	$43,804.8	5%
Individual fixed annuities	4,717.3	6,536.1	(28)%
Income products	2,101.0	2,025.6	4%
Advisory services program	647.2	597.1	8%

Total account values	$53,587.0	$52,963.6	1%

Pre-tax operating earnings to average account values	0.56%	0.43%

The increase in pre-tax operating earnings primarily was driven by higher asset fees and lower amortization of DAC, partially offset by lower interest spread income and higher benefits and claims.

Asset fees are calculated daily and charged as a percentage of separate account values. Higher average separate account values driven by favorable market performance increased asset fees by $58.8 million. In addition, the average variable asset fee rate increased to 1.42% from 1.37% in the prior year as new business sold with living benefit riders and corresponding higher fee rates influenced the overall average rate, increasing asset fees by $17.4 million.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking, which lowered amortization of DAC by $208.9 million. In addition, the Company modified the features of its L.inc product within this segment during 2007. This modification required the Company to extinguish existing DAC and other balances related to L.inc, resulting in a $124.0 million increase in amortization of DAC and increased annuity benefits of $11.0 million as explained below.

Interest spread income declined due to three factors. First, general account assets decreased due to fixed annuity outflows, reducing income by $43.0 million. Second, interest spread margins declined during 2007 to 193 basis points compared to 198 basis points in 2006. Long-duration higher yielding investments rolling over into lower yielding assets drove the margin compression and accounted for $7.8 million in reduced income. Third, the current year included only $17.6 million of income from mortgage loan prepayments and bond call premiums compared to $21.0 million in 2006.

Higher benefits and claims primarily were driven by increased annuity benefits of $12.5 million related to the unlocking of DAC and other related balances in 2007 and the aforementioned increase in annuity benefits related to modification of L.inc features of $11.0 million. The remaining increase was due to higher guaranteed benefit expenses related to growth in this business.

Higher sales in the individual variable annuity business were driven by continued market acceptance of the Company’s products with living benefit riders, especially L.inc, and a more targeted sales process. Sales of products with the L.inc rider increased $867.8 million compared to 2006.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December 31, 2007:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,032.8	3.88%	$—	N/A	$1,032.8	3.88%
Minimum interest rate of 3.00% to 3.49%	1,289.3	4.12%	3,375.2	3.12%	—	N/A	4,664.5	3.40%
Minimum interest rate lower than 3.00%	804.1	3.38%	433.5	3.66%	149.0	2.55%	1,386.6	3.38%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,512.5	2.73%	1,512.5	2.73%

Total deferred individual fixed annuities	$2,093.4	3.84%	$4,841.5	3.33%	$1,661.5	2.72%	$8,596.4	3.33%

2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(dollars in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$511.4	$461.9	11%
Administrative fees	20.4	16.2	26%
Surrender fees	56.6	62.1	(9)%

Total policy charges	588.4	540.2	9%
Premiums	142.5	102.9	38%
Net investment income	781.1	869.9	(10)%
Other income	14.6	15.2	(4)%

Total revenues	1,526.6	1,528.2	—

Benefits and expenses:
Interest credited to policyholder accounts	528.3	589.1	(10)%
Benefits and claims	202.4	155.4	30%
Amortization of DAC	352.7	329.3	7%
Amortization of VOBA	6.5	7.2	(10)%
Other operating expenses	213.6	196.5	9%

Total benefits and expenses	1,303.5	1,277.5	2%

Pre-tax operating earnings	$223.1	$250.7	(11)%

Other Data
Interest spread margin:
Net investment income	5.74%	5.61%
Interest credited	3.76%	3.69%

Interest spread on average general account values	1.98%	1.92%

Sales:
Individual variable annuities	$4,751.1	$3,486.8	36%
Individual fixed annuities	186.5	194.4	(4)%
Income products	230.7	196.7	17%
Advisory services program	222.8	231.3	(4)%

Total sales	$5,391.1	$4,109.2	31%

Average account values:
General account	$14,041.3	$15,966.7	(12)%
Separate account	37,223.3	35,600.5	5%
Advisory services program	508.1	309.3	64%

Total average account values	$51,772.7	$51,876.5	—

Account values as of year end:
Individual variable annuities	$43,804.8	$40,796.0	7%
Individual fixed annuities	6,536.1	8,041.8	(19)%
Income products	2,025.6	1,978.3	2%
Advisory services program	597.1	411.5	45%

Total account values	$52,963.6	$51,227.6	3%

Pre-tax operating earnings to average account values	0.43%	0.48%

The decrease in pre-tax operating earnings was driven by higher benefits and claims, lower interest spread income, increased amortization of DAC and higher other operating expenses. Increased asset fees and premiums partially offset the overall decrease.

The increase in benefits and claims was driven by increased immediate annuity reserves due to growth in sales relative to a year ago and an increasing proportion of business with living benefit features. This increase is consistent with the increase in premiums on income products noted below.

Interest spread margins widened during 2006 to 198 basis points compared to 192 basis points in 2005. Lower general account assets caused by fixed annuity net outflows drove $16.0 million of the total reduction in interest spread income. Included in 2006 were 15 basis points, or $21.0 million, of income from mortgage loan prepayments and bond call premiums compared to 20 basis points, or $33.0 million, in 2005

Amortization of DAC increased primarily due to higher variable annuity gross profits driven by higher asset levels. Higher gross profits accounted for $20.8 million of the increase compared to 2005.

Other operating expenses increased primarily due to higher sales incentives and employee compensation and benefits. In addition, in 2006 the Company began expensing at fair value the costs resulting from share-based payment transactions, resulting in $3.7 million in expense for this segment.

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

The increase in premiums was due to higher interest rates relative to a year ago, which created a favorable environment for immediate annuity product sales. The Federal Funds rate was 5.25% at December 31, 2006 compared to 4.25% at December 31, 2005.

Higher sales occurred in the variable annuity business driven by the L.inc and CPPLI product riders and a more targeted sales process. Sales of products with the L.inc and CPPLI riders accounted for $886.3 million and $451.9 million, respectively, of the increase in sales compared to 2005.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December 31, 2006:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,027.5	4.28%	$—	N/A	$1,027.5	4.28%
Minimum interest rate of 3.00% to 3.49%	2,130.2	4.59%	4,720.4	3.13%	—	N/A	6,850.6	3.58%
Minimum interest rate lower than 3.00%	848.3	3.32%	615.2	3.59%	38.3	3.91%	1,501.8	3.45%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,586.9	2.88%	1,586.9	2.88%

Total deferred individual fixed annuities	$2,978.5	4.23%	$6,363.1	3.36%	$1,625.2	2.91%	$10,966.8	3.53%

Retirement Plans

2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$132.5	$134.0	(1)%
Administrative fees	11.8	36.0	(67)%
Surrender fees	3.0	4.5	(32)%

Total policy charges	147.3	174.5	(16)%
Net investment income	655.2	652.2	—
Other income	343.7	288.9	19%

Total revenues	1,146.2	1,115.6	3%

Benefits and expenses:
Interest credited to policyholder accounts	443.3	451.6	(2)%
Amortization of DAC	27.4	38.3	(29)%
Amortization of VOBA	2.2	6.9	(68)%
Other operating expenses	420.7	397.6	6%

Total benefits and expenses	893.6	894.4	—

Pre-tax operating earnings	$252.6	$221.2	14%

Other Data
Interest spread margin:
Net investment income	5.88%	5.88%
Interest credited	3.98%	4.07%

Interest spread on average general account values	1.90%	1.81%

Sales:
Private sector	$6,423.1	$5,991.8	7%
Public sector	4,268.1	4,018.2	6%

Total sales	$10,691.2	$10,010.0	7%

Average account values:
General account	$11,135.3	$11,093.0	—
Separate account	17,723.6	18,512.4	(4)%
Non-insurance assets	20,747.9	16,515.0	26%
Administration-only	29,844.5	25,904.7	15%

Total average account values	$79,451.3	$72,025.1	10%

Account values as of year end:
Private sector	$32,286.5	$32,645.3	(1)%
Public sector	48,260.1	43,951.8	10%

Total account values	$80,546.6	$76,597.1	5%

Pre-tax operating earnings to average account values	0.32%	0.31%

The increase in pre-tax operating earnings primarily was driven by higher other income and interest spread income and lower amortization of DAC, partially offset by lower administrative fees and higher other operating expenses.

The increase in other income, which includes administrative fees from non-insurance retirement and deferred compensation plans and asset-based fees from the NTC 401(k) platform, primarily was driven by higher other asset fees and mutual fund revenue of $35.2 million and $20.3 million, respectively, resulting from higher average variable assets.

Interest spread income increased due to a lower average crediting rate as interest spread margins widened to 190 basis points in 2007 compared to 181 basis points for 2006. Included in 2007 were 11 basis points, or $11.7 million, of income from mortgage loan prepayments and bond call premiums compared to 9 basis points, or $9.9 million, in 2006.

Lower amortization of DAC primarily was due to the aforementioned DAC unlocking of the net separate account growth rate assumption for the three-year period and adjusting the net separate account growth rate and related discount rate assumptions. These factors lowered amortization of DAC by $10.5 million.

Lower administrative fees were attributable to the surrender of a group annuity contract during 2006, which resulted in an $18.6 million policy adjustment. In addition, the surrender of a group retirement plan in 2006 resulted in the recognition of $5.1 million of previously deferred revenue and $3.5 million of related VOBA amortization.

The increase in other operating expenses reflects higher general operating expenses due to investments in technology and infrastructure and expected increases in support, development and amortization of a new administrative platform placed into service during 2006. In addition, trail commissions increased $22.0 million from higher average assets and asset-based variable expenses. Trail commissions represent compensation paid to the Company’s producing firms based on the level of assets under management rather than new deposits made in a given time period. Instead of paying a one-time amount at the point of sale, a smaller payment is made each period that the business remains in force. In some cases, a combination of both types of compensation is paid.

Public sector sales increased due to growth in administration-only agreements.

2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(dollars in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$134.0	$137.8	(3)%
Administrative fees	36.0	8.7	NM
Surrender fees	4.5	8.2	(45)%

Total policy charges	174.5	154.7	13%
Net investment income	652.2	661.4	(1)%
Other income	288.9	229.1	26%

Total revenues	1,115.6	1,045.2	7%

Benefits and expenses:
Interest credited to policyholder accounts	451.6	455.0	(1)%
Amortization of DAC	38.3	47.4	(19)%
Amortization of VOBA	6.9	3.5	97%
Other operating expenses	397.6	348.0	14%

Total benefits and expenses	894.4	853.9	5%

Pre-tax operating earnings	$221.2	$191.3	16%

Other Data
Interest spread margin:
Net investment income	5.88%	6.08%
Interest credited	4.07%	4.18%

Interest spread on average general account values	1.81%	1.90%

Sales:
Private sector	$5,991.8	$5,627.7	6%
Public sector	4,018.2	3,881.7	4%

Total sales	$10,010.0	$9,509.4	5%

Average account values:
General account	$11,093.0	$10,881.2	2%
Separate account	18,512.4	19,792.0	(6)%
Non-insurance assets	16,515.0	12,500.3	32%
Administration-only	25,904.7	24,289.9	7%

Total average account values	$72,025.1	$67,463.4	7%

Account values as of year end:
Private sector	$32,645.3	$29,758.8	10%
Public sector	43,951.8	40,092.0	10%

Total account values	$76,597.1	$69,850.8	10%

Pre-tax operating earnings to average account values	0.31%	0.28%

The increase in pre-tax operating earnings primarily was driven by higher other income and administrative fees and lower amortization of DAC, partially offset by higher other operating expenses.

The increase in other income primarily was driven by higher non-insurance asset fees and mutual fund reimbursements of $34.3 million and $19.8 million, respectively, resulting from higher average variable assets.

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

Interest spread margins declined to 181 basis points in 2006 compared to 190 basis points for 2005. Included in 2006 were 9 basis points, or $9.9 million, of income from mortgage loan prepayments and bond call premiums compared to 20 basis points, or $22.1 million, in 2005.

Private sector sales rose due to growth in total plans under administration and related recurring deposits.

Public sector sales increased due to increased flows from existing cases and higher rates of plan transfers, especially IAFF cases. These increases were partially offset by the loss of premium associated with the group fixed annuity contract surrender mentioned previously.

Individual Protection

2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$53.1	$45.8	16%
Cost of insurance charges	420.5	402.0	5%
Administrative fees	80.5	82.7	(3)%
Surrender fees	19.9	22.6	(12)%

Total policy charges	574.0	553.1	4%
Premiums	299.4	299.0	—
Net investment income	472.3	468.1	1%
Other income	4.0	0.8	NM

Total revenues	1,349.7	1,321.0	2%

Benefits and expenses:
Interest credited to policyholder accounts	192.0	191.7	—
Benefits	449.4	444.4	1%
Policyholder dividends	83.1	90.7	(8)%
Amortization of DAC	93.1	81.6	14%
Amortization of VOBA	39.3	32.6	20%
Other operating expenses	193.0	199.2	(3)%

Total benefits and expenses	1,049.9	1,040.2	1%

Pre-tax operating earnings	$299.8	$280.8	7%

Other Data
Sales:
Corporate-owned life insurance	$552.7	$805.9	(31)%
Traditional/universal life insurance	554.4	517.1	7%
The BEST of AMERICA variable life series	448.9	437.3	3%
NFN variable life products	190.4	201.7	(6)%

Total sales	$1,746.4	$1,962.0	(11)%

Policy reserves as of year end:
Individual investment life insurance	$6,298.2	$5,842.5	8%
Corporate investment life insurance	9,278.8	8,514.4	9%
Traditional life insurance	4,156.4	4,170.9	—
Universal life insurance	1,257.1	1,159.0	8%

Total policy reserves	$20,990.5	$19,686.8	7%

Insurance in force as of year end:
Individual investment life insurance	$57,772.0	$57,536.7	—
Corporate investment life insurance	25,291.5	24,764.4	2%
Traditional life insurance	43,970.7	41,061.3	7%
Universal life insurance	10,484.5	9,950.3	5%

Total insurance in force	$137,518.7	$133,312.7	3%

The increase in pre-tax operating earnings primarily was due to higher policy charges and lower policyholder dividends. Higher amortization of DAC partially offset the overall increase.

Policy charges increased due to higher cost of insurance charges and asset fees. The aging of the individual life business block drove higher cost of insurance charges. The aging of a block generally increases cost of insurance charges as the Company’s related mortality risk also rises. Asset fees increased due to higher average separate account values.

Policyholder dividends have trended downward since the dividend scale was reduced in 2006. Furthermore, since participating policies are no longer sold, lapses decrease the number of policies on which dividends are paid.

Amortization of DAC increased primarily due to unlocking in 2006 related to mortality assumptions in fixed universal life and variable universal life that reduced amortization by $18.5 and $10.9 million, respectively. This increase was offset by lower amortization of DAC due to the aforementioned DAC unlocking in 2007 of the net separate account growth rate assumption for the three-year reversion period, adjusting the net separate account growth rate and related discount rate assumptions, and increasing estimated lapse rates for BOLI products. These factors lowered amortization of DAC by $18.1 million in 2007.

The decrease in sales primarily was due to the addition of two large COLI cases during 2006.

2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(dollars in millions)	2006	2005	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$45.8	$40.2	14%
Cost of insurance charges	402.0	388.5	3%
Administrative fees	82.7	90.0	(8)%
Surrender fees	22.6	27.9	(19)%

Total policy charges	553.1	546.6	1%
Premiums	299.0	297.0	1%
Net investment income	468.1	475.1	(1)%
Other income	0.8	2.4	(67)%

Total revenues	1,321.0	1,321.1	—

Benefits and expenses:
Interest credited to policyholder accounts	191.7	190.7	1%
Benefits	444.4	419.5	6%
Policyholder dividends	90.7	107.3	(15)%
Amortization of DAC	81.6	102.7	(21)%
Amortization of VOBA	32.6	34.3	(5)%
Other operating expenses	199.2	200.5	(1)%

Total benefits and expenses	1,040.2	1,055.0	(1)%

Pre-tax operating earnings	$280.8	$266.1	6%

Other Data
Sales:
Corporate-owned life insurance	$805.9	$657.5	23%
Traditional/universal life insurance	517.1	512.7	1%
The BEST of AMERICA variable life series	437.3	426.0	3%
NFN variable life products	201.7	229.0	(12)%

Total sales	$1,962.0	$1,825.2	7%

Policy reserves as of year end:
Individual investment life insurance	$5,842.5	$5,329.5	10%
Corporate investment life insurance	8,514.4	6,744.6	26%
Traditional life insurance	4,170.9	4,225.2	(1)%
Universal life insurance	1,159.0	1,089.3	6%

Total policy reserves	$19,686.8	$17,388.6	13%

Insurance in force as of year end:
Individual investment life insurance	$57,536.7	$57,021.7	1%
Corporate investment life insurance	24,764.4	23,635.5	5%
Traditional life insurance	41,061.3	36,589.3	12%
Universal life insurance	9,950.3	9,114.6	9%

Total insurance in force	$133,312.7	$126,361.1	6%

The increase in pre-tax operating earnings primarily was driven by decreased amortization of DAC, lower policyholder dividends and increased cost of insurance charges. Higher benefits, lower net investment income and lower administrative fees partially offset the overall increase.

Amortization of DAC declined primarily due to unlocking in 2006 related to mortality assumptions in fixed universal life and variable universal life that reduced amortization by $18.5 and $10.9 million, respectively.

Higher cost of insurance charges were due to increased business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges.

Higher benefits were due to adverse mortality in both the fixed and investment life businesses, partially offset by a $3.3 million waiver of premium reserve release in fixed life during the first quarter of 2006. The overall increase in total policyholder benefits was partially offset by lower policyholder dividends, primarily driven by a lower current dividend scale.

Despite the slight growth in fixed account assets, net investment income declined primarily due to a $7.0 million decrease in income from mortgage loan prepayments and bond call premiums compared to the prior year.

Administrative fees decreased primarily due to a change in business mix in the current year.

The increase in sales primarily was due to the addition of two large COLI cases during 2006.

Corporate and Other

2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(dollars in millions)	2007	2006	Change
Statements of Income Data
Operating revenues:
Net investment income	$506.3	$398.8	27%
Other income	209.7	201.1	4%

Total operating revenues	716.0	599.9	19%

Benefits and operating expenses:
Interest credited to policyholder accounts	262.4	209.9	25%
Interest expense	110.6	103.1	7%
Debt extinguishment costs	10.2	—	NM
Other operating expenses	258.2	221.8	16%

Total benefits and operating expenses	641.4	534.8	20%

Pre-tax operating earnings	74.6	65.1	15%
Add: non-operating net realized investment losses[1]	(152.8)	(0.6)	NM
Add: adjustment to amortization related to net realized investment gains and losses	25.5	9.7	NM

Income (loss) from continuing operations before federal income tax expense	$(52.7)	$74.2	NM

Other Data
Account values as of year end—
Funding agreements backing medium-term notes	$4,525.7	$4,599.5	(2)%
Nationwide Bank	798.3	222.3	NM
NFG	1,917.3	2,840.6	(33)%

Total account values	$7,241.3	$7,662.4	(5)%

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

The increase in pre-tax operating earnings primarily was attributable to higher interest spread income and other income, partially offset by higher other operating expenses and the aforementioned debt extinguishment costs.

Interest spread income increased primarily due to the $30.1 million contribution from Nationwide Bank, which completed its first year of retail operations. In addition, higher average assets and slightly higher average investment returns contributed to the increase.

Higher other income primarily was due to a $20.0 million increase in revenues from retail broker/dealer operations, partially offset by lower income in the structured products business driven by an unfavorable environment for mortgage loan securitizations.

Other operating expenses were higher primarily due to a $16.1 million increase at Nationwide Bank and higher commissions related to increased revenues from retail broker/dealer operations as mentioned above.

The increase in non-operating net realized investment losses was driven by higher impairment charges in 2007 due to challenging conditions in the credit markets. In addition, the Company recorded higher losses on living benefit embedded derivatives, net of economic hedging activity, primarily as a result of increased volatility in market returns.

The following table summarizes net realized investment (losses) gains from continuing operations by source for the years ended December 31:

(in millions)	2007	2006
Total realized gains on sales, net of hedging losses	$78.9	$98.7
Total realized losses on sales, net of hedging gains	(85.0)	(75.6)
Total other-than-temporary and other investment impairments	(116.9)	(16.8)
Credit default swaps	(7.5)	(1.1)
Periodic net coupon settlements on non-qualifying derivatives	1.7	1.9
Other derivatives	(29.4)	(0.6)
Trading portfolio valuation loss	(5.7)	—

Total realized (losses) gains before adjustments	(163.9)	6.5
Amounts credited to policyholder dividend obligation	(2.5)	0.1
Other	1.2	2.5

Net realized investment (losses) gains	$(165.2)	$9.1

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

2006 Compared to 2005

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(dollars in millions)	2006	2005	Change
Statements of Income Data
Operating revenues:
Net investment income	$398.8	$337.7	18%
Other income	201.1	165.8	21%

Total operating revenues	599.9	503.5	19%

Benefits and operating expenses:
Interest credited to policyholder accounts	209.9	146.1	44%
Interest expense	103.1	107.6	(4)%
Debt extinguishment costs	—	21.7	NM
Other operating expenses	221.8	173.2	28%

Total benefits and operating expenses	534.8	448.6	19%

Pre-tax operating earnings	65.1	54.9	19%
Add: non-operating net realized investment (losses) gains[1]	(0.6)	18.2	NM
Add: adjustment to amortization related to net realized investment gains and losses	9.7	(0.8)	NM

Income from continuing operations before federal income tax expense	$74.2	$72.3	3%

Other Data
Account values as of year end—
Funding agreements backing medium-term notes	$4,599.5	$3,998.2	15%
Nationwide Bank	222.3	—	NM
NFG	2,840.6	3,019.6	(6)%

Total account values	$7,662.4	$7,017.8	9%

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

Pre-tax operating earnings increased primarily due to higher other income and the aforementioned prior year debt extinguishment costs, partially offset by higher other operating expenses.

Higher other income primarily was due to increases in revenues from retail asset management and retail broker/dealer operations of $22.8 million and $8.2 million, respectively.

Higher other operating expenses primarily were driven by Nationwide Bank start-up costs of $14.0 million and increased retail broker/dealer project costs, partially offset by lower legal expenses due to favorable developments on several cases in 2006.

The Company recorded non-operating net realized investment losses during 2006 compared to non-operating net realized gains in the prior year primarily due to an increase in gross losses on sales of fixed maturity securities, partially offset by lower current year impairments as 2005 included significant losses on airline industry holdings.

The following table summarizes net realized investment gains from continuing operations by source for the years ended December 31:

(in millions)	2006	2005
Total realized gains on sales, net of hedging losses	$98.7	$98.5
Total realized losses on sales, net of hedging gains	(75.6)	(28.7)
Total other-than-temporary and other investment impairments	(16.8)	(41.2)
Credit default swaps	(1.1)	(7.5)
Periodic net coupon settlements on non-qualifying derivatives	1.9	1.0
Other derivatives	(0.6)	1.2
Trading portfolio valuation gain	—	0.4

Total realized gains before adjustments	6.5	23.7
Amounts credited to policyholder dividend obligation	0.1	(5.2)
Other	2.5	2.3

Net realized investment gains	$9.1	$20.8

The following table summarizes for the year ended December 31, 2007 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

				December 31, 2007
(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD write- downs	Holdings[1]	Net unrealized gain (loss)
U.S. government securities that were sold at a loss in 2007. No impairment is necessary on the remaining holdings.	$1,232.7	$(25.5)	$—	$418.1	$61.5
Ownership interest in a company that primarily provides financial services to small businesses. An impairment was recognized in the second and third quarters of 2007.	7.2	(0.2)	(4.6)	24.8	(0.1)
Ownership interest in an investment lending company. An impairment was recognized in the fourth quarter of 2007.	—	—	(52.0)	—	—
Ownership interest in a mortgage-backed security. An impairment was recognized in the fourth quarter of 2007.[2]	—	—	(15.0)	37.9	(1.1)
Ownership interest in a mortgage-backed security. An impairment was recognized in the third and fourth quarters of 2007.[2]	—	—	(14.0)	6.0	—
An investment vehicle that holds the rights to certain motion pictures created and/or distributed by a major entertainment company. An impairment was recognized in the first quarter of 2007.	—	—	(10.6)	—	—
Ownership interest in a mortgage-backed security. An impairment was recognized in the fourth quarter of 2007.[2]	—	—	(3.9)	6.8	—

Total	$1,239.9	$(25.7)	$(100.1)	$493.6	$60.3

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.
[2]	Security with Sub-prime collateral.

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

The Company’s capital structure consists of long-term debt and shareholders’ equity. The following table summarizes the Company’s capital structure as of December 31:

(in millions)	2007	2006	2005
Long-term debt	$1,565.1	$1,398.5	$1,398.0

Shareholders’ equity, excluding accumulated other comprehensive income	5,406.1	5,590.8	5,286.9
Accumulated other comprehensive income	(81.5)	31.9	100.7

Total shareholders’ equity	5,324.6	5,622.7	5,387.6

Total capital	$6,889.7	$7,021.2	$6,785.6

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

For individual annuity products ($50.84 billion and $50.34 billion of reserves as of December 31, 2007 and 2006, respectively), surrender charges generally are calculated as a percentage of deposits and are assessed at declining rates during the first seven years after a deposit is made.

For group annuity products ($3.29 billion and $6.25 billion of reserves as of December 31, 2007 and 2006, respectively), surrender charge amounts and periods can vary significantly depending on the terms of each contract and the compensation structure for the producer. Generally, surrender charge percentages for group products are less than individual products because the Company incurs lower expenses at contract origination for group products. In addition, over ninety percent of the general account group annuity reserves are subject to a market value adjustment at withdrawal.

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

Given the Company’s historical cash flow and current financial results, management of the Company believes that cash flows from operating activities over the next year will provide sufficient liquidity for the operations of the Company and sufficient funds for dividend and interest payments.

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

Short-Term Debt

The Company has available as a source of funds a $1.00 billion revolving variable rate credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company’s debt not exceed 40% of tangible net worth, as defined, and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of December 31, 2007, the Company and NLIC were in compliance with all covenants. The Company had no amounts outstanding under this agreement as of December 31, 2007 and 2006. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $199.7 million of commercial paper outstanding at December 31, 2007 at a weighted average interest rate of 4.39% and no commercial paper outstanding at December 31, 2006.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. London Interbank Offered Rate (LIBOR) (4.60% and 5.32% as of December 31, 2007 and 2006, respectively). NLIC had $85.6 million and $75.2 million outstanding under this agreement as of December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company had not provided any guarantees on such borrowings, either directly or indirectly.

The Company also has a wholly-owned subsidiary that has available a variable rate line of credit agreement with a single financial institution for advances of up to 90 days in amounts up to $50.0 million. The line of credit is collateralized by investments owned by the subsidiary and is included in the consolidated balance sheets. The subsidiary had $14.0 million outstanding on that line of credit as of December 31, 2007 at a weighted average interest rate of 4.37%.

In addition, the Company has a majority-owned subsidiary that has available an annually renewable, 364-day, $10.0 million variable rate line of credit agreement with a single financial institution. The line of credit is guaranteed by NFS and is included in the consolidated balance sheets. The subsidiary had $10.0 million outstanding on that line of credit as of December 31, 2007 and 2006 at a weighted average interest rate of 5.54% in 2007 and 5.29% in 2006.

The Company also has a wholly-owned subsidiary with a five-year letter of credit issuance agreement with a single financial institution to provide up to $50.0 million in letters of credit. The agreement was effective September 30, 2006 and is guaranteed by NFS. The subsidiary had issued $40.6 million in letters of credit from this facility as of December 31, 2007 and $24.7 million as of December 31, 2006.

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

The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of December 31, 2007, the Company was in compliance with all such covenants.

On May 18, 2007, NFS issued $400.0 million principal of 6.75% fixed-to-floating rate junior subordinated notes. These notes bear interest at a fixed rate of 6.75% for a 30-year period, after which the notes will bear interest at the rate of three-month U.S LIBOR plus 2.33%. These notes are redeemable under one of three scenarios. First, these notes are redeemable, in whole or in part, at any time on or after May 15, 2037 at their principal amount plus accrued and unpaid interest to the date of redemption, provided that in the event of a redemption in part, the principal amount outstanding after such redemption is at least $50.0 million. Next, these notes are redeemable, in whole or in part, prior to May 15, 2037, in cases not involving certain tax or rating agency events, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the “make-whole price,” provided that in the event of redemption in part the principal amount outstanding after such redemption is at least $50.0 million. “Make-whole price” means the sum of the present values of the outstanding principal (discounted from May 15, 2037) and remaining scheduled payments of interest that would have been payable to and including May 15, 2037 (discounted from their respective interest payment dates) on the notes to be redeemed (not including any portion of such payments of interest accrued to the redemption date) to the redemption date on a semiannual basis at a prevailing U.S. Treasury rate plus 30 basis points, plus accrued and unpaid interest on the principal amount being redeemed to the redemption date. Lastly, these notes are redeemable in whole, but not in part, prior to May 15, 2037, within 90 days after the occurrence of certain tax or rating agency events, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the “special event make-whole price.” “Special event make-whole price” means the sum of the present values of the outstanding principal (discounted from May 15, 2037) and remaining scheduled payments of interest that would have been payable to and including May 15, 2037 (discounted from their respective interest payment dates) on the notes to be redeemed (not including any portion of such payments of interest accrued to the redemption date) to the redemption date on a semiannual basis at a prevailing U.S. Treasury rate plus 50 basis points, plus accrued and unpaid interest on the principal amount being redeemed to the redemption date.

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

In addition, the Company has a wholly-owned subsidiary with fixed rate borrowings from various financial institutions totaling $65.0 million as of December 31, 2007 with interest rates ranging from 3.27% to 4.45%. These borrowings have maturity dates ranging from two to ten years, and all are secured by investments pledged by the subsidiary. The subsidiary made interest payments of $0.1 million in 2007.

Guarantees

See Note 19 to the audited consolidated financial statements included in the F pages of this report for a description of the potential impact on liquidity of the Company’s guarantees.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2007 expected to be paid in the periods presented. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP and may differ from the summation of undiscounted cash flows. The most significant difference relates to future policy benefits for life and health insurance, which include discounting.

	Payments due by period					Amount per balance sheet
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt:
Short-term[1]	$313.7	$—	$—	$—	313.7	$309.3
Long-term[2]:
Unrelated parties	87.4	194.8	790.6	1,572.8	2,645.6	1,462.0
Related parties	8.1	16.3	16.3	299.9	340.6	103.1

Subtotal	409.2	211.1	806.9	1,872.7	3,299.9	1,874.4

Lease and license obligations[3]:
Operating leases	26.3	33.5	25.1	36.7	121.6	—
License	11.7	24.2	5.7	—	41.6	—

Subtotal	38.0	57.7	30.8	36.7	163.2	—

Purchase and lending commitments:
Fixed maturity securities[4]	47.4	—	—	—	47.4	—
Commercial mortgage loans[4]	77.1	8.0	—	—	85.1	—
Limited partnerships[5]	159.4	35.7	35.7	—	230.8	—

Subtotal	283.9	43.7	35.7	—	363.3	—

Future policy benefits and claims[6]:
Fixed annuities and fixed option of variable annuities[7]	1,829.8	2,641.1	1,790.7	3,282.7	9,544.3	9,344.6
Life and health insurance[7]	732.5	1,668.6	1,164.5	12,224.4	15,790.0	8,192.4
Single premium immediate annuities[8]	261.4	481.2	413.3	1,896.7	3,052.6	1,971.8
Group pension deferred fixed annuities[9]	1,230.0	2,395.2	2,102.3	9,410.1	15,137.6	10,973.1
Funding agreements backing MTNs[2,10]	1,005.4	2,681.6	1,525.2	249.7	5,461.9	4,959.6

Subtotal	5,059.1	9,867.7	6,996.0	27,063.6	48,986.4	35,441.5

Cash and securities collateral[11]:
Cash collateral on securities lending	604.6	—	—	—	604.6	604.6
Cash collateral on derivative transactions	245.4	—	—	—	245.4	245.4
Securities collateral on derivative transactions	18.5	—	—	—	18.5	18.5

Subtotal	868.5	—	—	—	868.5	868.5

Total	$6,658.7	$10,180.2	$7,869.4	$28,973.0	$53,681.3	$38,184.4

[1]

No contractual provisions exist that could create, increase or accelerate those obligations presented. The amount presented includes contractual principal and interest based on rates in effect at December 31, 2007.

[2]

Contractual provisions exist that could increase or accelerate those obligations presented. The amounts presented include contractual principal and interest based on stated rates in effect at December 31, 2007.

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
[5]

Primarily related to investments in low-income-housing tax credit partnerships. Call dates for the obligations presented are either date or event specific. For date specific obligations, the Company is required to fund a specified amount on a stated date provided there are no defaults under the agreement. For event specific obligations, the Company is required to fund a specified amount of its capital commitment when properties in a fund become fully stabilized. For event specific obligations, the call date of these commitments may extend beyond one year but has been reflected in payments due in less than one year due to the call features. The Company’s capital typically is called within one to four years, depending on the timing of events.

[6]

A significant portion of policy contract benefits and claims to be paid do not have stated contractual maturity dates and may not result in any ultimate payment obligation. Amounts reported represent estimated undiscounted cash flows out of the Company’s general account related to death, surrender, annuity and other benefit payments under policy contracts in force at December 31, 2007. Separate account payments are not reflected due to the matched nature of these obligations and because the contract owners bear the investment risk of such deposits. Estimated payment amounts were developed based on the Company’s historical experience and related contractual provisions. Significant assumptions incorporated in the reported amounts include future policy lapse rates (including the impact of customer decisions to make future premium payments to keep the related policies in force); coverage levels remaining unchanged from those provided under contracts in force at December 31, 2007; future interest crediting rates; and estimated timing of payments. Actual amounts will vary, potentially by a significant amount, from the amounts indicated due to deviations between assumptions and actual results and the addition of new business in future periods.

[7]

Contractual provisions exist which could adjust the amount and/or timing of those obligations reported. Key assumptions related to payments due by period include customer lapse and withdrawal rates (including timing of death), exchanges to and from the fixed and separate accounts of the variable annuities, claims experience with respect to variable annuity guarantees, and future interest crediting level. Assumptions for future interest crediting levels were made based on processes consistent with the Company’s past practices, which is at the discretion of the Company, subject to guaranteed minimum crediting rates in many cases and/or subject to contractually obligated increases for specified time periods. Many of the contracts with potentially accelerated payments are subject to surrender charges, which are generally calculated as a percentage of deposits made and are assessed at declining rates during the first seven years after a deposit is made. Amounts disclosed include an estimate of those accelerated payments, net of applicable surrender charges. See Note 2(j) to the audited consolidated financial statements included in the F pages of this report for a description of the Company’s method for establishing life and annuity reserves in accordance with GAAP. Health reserves are immaterial and are reflected in the less than one-year column.

[8]

Certain assumptions have been made about mortality experience and retirement patterns in the amounts reported. Actual deaths and retirements may differ significantly from those projected, which could cause the timing of the obligations reported to vary significantly. In addition, contractual surrender provisions exist on an immaterial portion of these contracts that could accelerate those obligations presented. Amounts disclosed do not include an estimate of those accelerated payments. Most of the contracts with potentially accelerated payments are subject to surrender charges, which are generally calculated as a percentage of the commuted value of the remaining term certain benefit payments and are assessed at declining rates during the first seven policy years.

[9]

Contractual provisions exist that could increase those obligations presented. The process for determining future interest crediting rates as described in note 7 above was used to develop the estimates of payments due by period.

[10]

See Part II, Item 7—MD&A—Off-Balance Sheet Transactions for a detailed discussion of the Company’s MTN program. Amounts presented include contractual principal and interest based on rates in effect at December 31, 2007.

[11]

Since the timing of the return of collateral is uncertain, these obligations have been reflected in payments due in less than one year. See Part II, Item 7—MD&A—Investments—Securities Lending and Counterparty Risk Associated with Derivatives for a detailed discussion of the impact of collateral on the Company’s consolidated balance sheets.

Off-Balance Sheet Transactions

Under the MTN program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements rank equal with all other insurance claims of the issuing company in the event of liquidation and should be treated as “annuities” under applicable Ohio insurance law. Therefore, the funding agreement obligations are classified as a component of future policy benefits and claims on the consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the MTNs, the Company does not include the trust in its consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s and S&P assign the same ratings to the notes and the insurance financial strength of NLIC. See Part II, Item 7—MD&A—Investments—Securities Lending for information about off-balance sheet collateral related to the Company’s securities lending program.

Investments

General

The Company’s assets are divided between separate account and general account assets. As of December 31, 2007, $72.86 billion (61%) of the Company’s total assets were held in separate accounts ($70.69 billion, or 59%, as of December 31, 2006) and $46.35 billion (39%) were held in the Company’s general account ($48.84 billion, or 41%, as of December 31, 2006), including $39.07 billion of general account investments ($41.26 billion as of December 31, 2006).

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

The following table summarizes the Company’s consolidated general account investments by asset category as of December 31:

	2007		2006
(dollars in millions)	Carrying value	% of total	Carrying value	% of total

Fixed maturity securities	$27,189.2	69.6	$28,160.0	68.3
Equity securities	124.2	0.3	67.6	0.2
Trading assets	37.7	0.1	24.3	0.1
Mortgage loans on real estate, net	8,316.1	21.3	8,909.8	21.6
Real estate, net	21.8	0.1	59.1	0.1
Policy loans	1,018.3	2.6	966.9	2.3
Other long-term investments	1,187.2	3.0	856.0	2.0
Short-term investments	1,173.6	3.0	2,215.6	5.4

Total	$39,068.1	100.0	$41,259.3	100.0

The following table lists the ten largest fixed maturity investment holdings by estimated fair value for both investment grade and non-investment grade securities included in the general account as of December 31, 2007 (excluding U.S. Treasury securities, obligations of U.S. Government corporations, and agency bonds not backed by the full faith and credit of the U.S. Government):

(in millions)	Predominant Rating[1]	Estimated Fair Value		Predominant Rating[1]	Estimated Fair Value

Investment Grade			Non-Investment Grade
Countrywide Alternative Loan Trust	AAA	$300.9	MGM Mirage	BB	$35.6
CS First Boston Mortgage Securities Corporation	AAA	170.0	Knight-Ridder, Inc.	B+	32.0
Bank of America Corporation	AA	152.4	Buffalo Rock Company, Inc.	BB+	31.3
Bear Sterns Commercial Mortgage Securities, Inc.	AA	148.2	Northern Foods, PLC	BB+	29.5
Master Asset Securitization Trust	AAA	146.3	Seminole Tribe of Florida	BB+	27.9
Lehman Mortgage Trust	AAA	129.7	Northwest Airlines	BB-	27.8
Morgan Stanley Capital I	AAA	113.6	Deluxe Corporation	BB-	24.7
Residential Accredit Loans, Inc.	AAA	101.3	Ruby Tuesday, Inc.	BBB-	24.6
Structured Asset Securities Corporation	AAA	101.0	Avis Finance Company, PLC	C	23.8
LB-UBS Commercial Mortgage Trust	AA	100.3	Northern Rock PLC	B-	21.7

[1]	Based on a weighted average of ratings by Moody’s and S&P.

Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$172.8	$17.4	$0.9	$189.3
Agencies not backed by the full faith and credit of the U.S. Government	418.1	61.5	—	479.6
Obligations of states and political subdivisions	273.3	1.7	2.8	272.2
Debt securities issued by foreign governments	56.2	2.5	0.3	58.4
Corporate securities
Public	9,233.2	175.2	178.8	9,229.6
Private	6,010.7	135.7	66.9	6,079.5
Mortgage-backed securities	7,142.5	40.3	108.2	7,074.6
Asset-backed securities	3,957.1	33.4	184.5	3,806.0

Total fixed maturity securities	27,263.9	467.7	542.4	27,189.2
Equity securities	117.5	8.3	1.6	124.2

Total securities available-for-sale	$27,381.4	$476.0	$544.0	$27,313.4

December 31, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$179.0	$12.2	$2.1	$189.1
Agencies not backed by the full faith and credit of the U.S. Government	564.5	46.2	2.3	608.4
Obligations of states and political subdivisions	274.7	0.7	7.4	268.0
Debt securities issued by foreign governments	36.2	1.7	0.2	37.7
Corporate securities
Public	9,732.8	220.0	127.4	9,825.4
Private	6,605.1	131.5	83.8	6,652.8
Mortgage-backed securities	6,946.0	23.8	122.8	6,847.0
Asset-backed securities	3,728.9	45.5	42.8	3,731.6

Total fixed maturity securities	28,067.2	481.6	388.8	28,160.0
Equity securities	57.2	11.0	0.6	67.6

Total securities available-for-sale	$28,124.4	$492.6	$389.4	$28,227.6

The average duration and average maturity of the Company’s general account fixed maturity securities as of December 31, 2007 were approximately 4.3 years and 5.8 years, respectively, compared to 4.4 years and 5.9 years, respectively, as of December 31, 2006. The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates, investment quality ratings and credit spreads. In addition, the Company may be likely to experience realized investment losses to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments.

For securities available-for-sale as of the dates indicated, the following table summarizes the Company’s gross unrealized losses based on the amount of time each type of security has been in an unrealized loss position:

(in millions)	Less than or equal to one year		More than one year		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$23.7	$0.6	$4.2	$0.3	$27.9	$0.9
Agencies not backed by the full faith and credit of the U.S. Government	—	—	13.9	—	13.9	—
Obligations of states and political subdivisions	23.9	0.2	154.3	2.6	178.2	2.8
Debt securities issued by foreign governments	26.4	0.3	1.2	—	27.6	0.3
Corporate securities
Public	2,452.6	103.4	2,287.7	75.4	4,740.3	178.8
Private	740.4	18.8	2,076.6	48.1	2,817.0	66.9
Mortgage-backed securities	1,448.4	27.6	2,775.7	80.6	4,224.1	108.2
Asset-backed securities	1,515.3	132.3	1,211.6	52.2	2,726.9	184.5

Total fixed maturity securities	6,230.7	283.2	8,525.2	259.2	14,755.9	542.4
Equity securities	37.5	1.6	0.1	—	37.6	1.6

Total	$6,268.2	$284.8	$8,525.3	$259.2	$14,793.5	$544.0

% of gross unrealized losses		52%		48%
December 31, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$66.5	$1.0	$29.9	$1.1	$96.4	$2.1
Agencies not backed by the full faith and credit of the U.S. Government	31.7	0.1	125.2	2.2	156.9	2.3
Obligations of states and political subdivisions	84.5	1.0	161.9	6.4	246.4	7.4
Debt securities issued by foreign governments	12.8	0.1	1.3	0.1	14.1	0.2
Corporate securities
Public	2,627.7	27.8	3,525.8	99.6	6,153.5	127.4
Private	1,288.6	15.0	2,165.1	68.8	3,453.7	83.8
Mortgage-backed securities	966.9	7.6	4,194.0	115.2	5,160.9	122.8
Asset-backed securities	580.2	4.5	1,475.0	38.3	2,055.2	42.8

Total fixed maturity securities	5,658.9	57.1	11,678.2	331.7	17,337.1	388.8
Equity securities	17.6	0.3	3.4	0.3	21.0	0.6

Total	$5,676.5	$57.4	$11,681.6	$332.0	$17,358.1	$389.4

% of gross unrealized losses		15%		85%

The Company has assets that have been in an unrealized loss position for more than one year that are not other-than-temporarily impaired. The Company reviews each asset in an unrealized loss position and evaluates whether or not the loss is other-than-temporary. This evaluation considers several factors, including the extent of the unrealized loss, the rating of the affected security, the Company’s ability and intent to hold the security until recovery, and economic conditions that could affect the creditworthiness of the issuer. As of December 31, 2007, assets that have been in an unrealized loss position for more than one year totaled $259.2 million, or 48% of the Company’s total unrealized losses. Of this total, $231.8 million, or 89%, were classified as investment grade securities, as defined by the NAIC.

As noted in the table above, the majority of the increases in the Company’s unrealized losses from December 31, 2006 to December 31, 2007 were attributable to corporate securities and asset-backed securities (ABSs). These increased loss positions primarily were driven by the combined impacts of interest rate movements, volatility in investment quality ratings and credit spreads, and illiquid markets.

As of December 31, 2007, 67% of the Company’s corporate securities in unrealized loss positions, or $164.1 million, were classified as investment grade, as defined by the NAIC. Of these investment grade corporate securities, 58%, or $95.9 million, have been in an unrealized loss position for more than one year, but 90% of those investments have ratios of estimated fair value to amortized cost of at least 90%. Of the Company’s corporate securities in unrealized loss positions classified as non-investment grade, 66% have been in an unrealized loss position for less than one year.

As of December 31, 2007, 100% of the Company’s ABSs in unrealized loss positions, or $184.5 million, were classified as investment grade, as defined by the NAIC. Of these investment grade ABSs, 72%, or $132.0 million, have been in an unrealized loss position for less than one year, but 33% of those investments have ratios of estimated fair value to amortized cost of at least 90%. Of the Company’s ABSs in unrealized loss positions that have been in loss positions for more than one year, 58% have ratios of estimated fair value to amortized cost of at least 90%.

For fixed maturity securities that are available-for-sale as of December 31, 2007, the following table summarizes the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, in an unrealized loss position for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade		Non-Investment Grade				Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
99.9% - 95.0%	$68.9	$116.2	$185.1	$15.5	$7.0	$22.5	$84.4	$123.2	$207.6
94.9% - 90.0%	50.3	84.0	134.3	11.4	4.1	15.5	61.7	88.1	149.8
89.9% - 85.0%	37.6	18.9	56.5	3.8	7.5	11.3	41.4	26.4	67.8
84.9% - 80.0%	12.8	5.8	18.6	3.0	1.4	4.4	15.8	7.2	23.0
Below 80.0%	59.2	6.9	66.1	20.7	7.4	28.1	79.9	14.3	94.2

Total	$228.8	$231.8	$460.6	$54.4	$27.4	$81.8	$283.2	$259.2	$542.4

As noted in the table above, as of December 31, 2007, 65% of the Company’s investments in an unrealized loss position had ratios of estimated fair value to amortized cost of at least 90%. In addition, 84% of the Company’s investments in an unrealized loss position were classified as investment grade, as defined by the NAIC. Of the Company’s investments in unrealized loss positions classified as non-investment grade, 67% have been in an unrealized loss position for less than one year.

The NAIC assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded and privately placed securities. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of December 31, 2007 and 2006.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of December 31:

(in millions)	Rating agency equivalent designation[2]	2007		2006
NAIC designation[1]		Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$19,153.4	$19,056.5	$19,362.3	$19,351.3
2	Baa	6,445.9	6,512.7	6,928.8	6,997.2
3	Ba	1,194.0	1,166.7	1,091.5	1,101.6
4	B	348.2	341.6	647.8	659.8
5	Caa and lower	83.8	73.1	18.5	27.3
6	In or near default	38.6	38.6	18.3	22.8

	Total	$27,263.9	$27,189.2	$28,067.2	$28,160.0

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

Mortgage-Backed and Asset-Backed Securities

The Company’s general account MBS portfolio is comprised of residential MBS investments. As of December 31, 2007, MBS investments totaled $7.07 billion (26%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $6.85 billion (24%) as of December 31, 2006.

The Company believes that MBS investments may add diversification, liquidity, credit quality and additional yield to its general account portfolio. The Company’s objective for its MBS portfolio is to provide reasonable cash flow stability and increased yield. The MBS portfolio includes CMOs, Real Estate Mortgage Investment Conduits (REMICs) and mortgage-backed pass-through securities. The Company’s general account MBS portfolio generally does not include interest-only securities, principal-only securities or other MBS investments which may exhibit extreme market volatility.

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk varies by the type of MBS held. The Company limits its exposure to prepayments/extensions by holding less volatile types of MBSs. As of December 31, 2007, $2.07 billion (29%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs) compared to $2.36 billion (35%) as of December 31, 2006. PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Most of the Company’s non-PAC MBSs possess varying degrees of cash flow structure and prepayment/extension risk. The MBS portfolio contained 8% of pure pass-throughs as of December 31, 2007 compared to 5% as of December 31, 2006.

The following table summarizes the distribution by investment type of the Company’s general account MBS portfolio as of December 31:

	2007		2006
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Planned amortization class	$2,067.7	29.2	$2,362.9	34.5
Sequential	1,528.5	21.6	1,539.7	22.5
Non-accelerating securities—CMO	1,450.3	20.5	1,532.7	22.4
Very accurately defined maturity	645.0	9.1	784.6	11.5
Multi-family mortgage pass-through certificates	548.7	7.8	367.5	5.4
Floating rate	361.7	5.1	54.4	0.8
Accrual	77.4	1.1	116.8	1.7
Other	395.3	5.6	88.4	1.2

Total	$7,074.6	100.0	$6,847.0	100.0

The Company’s general account ABS portfolio includes home equity and credit card-backed investments, among others. As of December 31, 2007, ABS investments totaled $3.81 billion (14%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $3.73 billion (13%) as of December 31, 2006.

The Company believes that general account ABS investments may add diversification, liquidity, credit quality and additional yield to its general account portfolio. Like the MBS portfolio, the Company’s objective for its ABS portfolio is to provide reasonable cash flow stability and increased yield. The Company’s general account ABS portfolio generally does not include interest-only securities, principal-only securities or other ABS investments which may exhibit extreme market volatility.

The following table summarizes the distribution by investment type of the Company’s general account ABS portfolio as of December 31:

(dollars in millions)	2007		2006
	Estimated fair value	% of total	Estimated fair value	% of total
Commercial mortgage-backed securities	$1,216.5	32.0	$1,245.8	33.5
Home equity/improvement	858.5	22.6	750.8	20.1
CBO/CLO/CDO	343.3	9.0	225.6	6.0
Trust preferred—residual income	341.4	9.0	326.5	8.7
Credit card-backed	326.1	8.6	398.1	10.7
Non-accelerated securities	176.1	4.6	189.6	5.1
Enhanced equity/equity trust certificates	126.2	3.3	146.9	3.9
Franchise/business loan	110.7	2.9	57.8	1.5
Pass-through certificate	80.8	2.1	110.0	2.9
Student loans	50.5	1.3	84.5	2.3
Other	175.9	4.6	196.0	5.3

Total	$3,806.0	100.0	$3,731.6	100.0

When making investments in mortgage-backed or asset-backed securities, the Company evaluates the quality of the underlying collateral, the structure of the transaction (which dictates how losses in the underlying collateral will be distributed) and prepayment risks.

Recent conditions in the securities markets, including changes in interest rates, investment quality ratings, liquidity and credit spreads, have resulted in declines in the values of investment securities, including MBSs and ABSs. When evaluating whether these securities are other-than-temporarily impaired, the Company considers characteristics of the underlying collateral, such as delinquency and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, expected future cash flows, and the Company’s ability and intent to hold the security to recovery. These same factors also affect the estimated fair value of these securities.

In general, recent market activity has negatively impacted the valuation of securities containing Alt-A and Sub-prime collateral, which are classifications of investments in which the Company invests. The Company considers Alt-A collateral to be mortgages whose underwriting standards do not qualify the mortgage for regular conforming or jumbo loan programs. Typical underwriting characteristics that cause a mortgage to fall into the Alt-A classification may include, but are not limited to, inadequate loan documentation of a borrower’s financial information, debt-to-income ratios above normal lending limits, loan-to-value ratios above normal lending limits that do not have primary mortgage insurance, a borrower who is a temporary resident, and loans securing non-conforming types of real estate. Alt-A mortgages are generally issued to borrowers having higher Fair Isaac Credit Organization (FICO) scores, and the lender typically issues a slightly higher interest rate for such mortgages. In addition, the Company considers Sub-prime collateral to be mortgages that are first-lien mortgage loans issued to Sub-prime borrowers, as demonstrated by recent delinquent rent or housing payments or substandard FICO scores. Second-lien mortgage loans are also considered Sub-prime.

The estimated fair values of the Company’s holdings of Alt A and Sub-prime collateralized mortgages are determined under the same processes as other fixed maturity securities (see Note 2(b) included in the F pages of this report for further information).

The Company’s investments in securities that contain Alt-A and Sub-prime collateral are predominantly highly rated. As of December 31, 2007, 100.0% and 95.2% of securities containing Alt-A and Sub-prime collateral, respectively, were rated AA or better. In addition, 55.2% and 71.2% of Alt-A and Sub-prime collateral, respectively, was originated in 2005 or earlier.

The following tables summarize the distribution by collateral classification, rating and origination year, respectively, of the Company’s general account mortgage-backed and asset-backed securities as of December 31, 2007:

(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total
Government agency	$ 3,515.4	$3,524.7	32.4
Prime	1,573.2	1,541.6	14.2
Alt-A	2,279.3	2,230.3	20.5
Sub-prime	864.4	809.3	7.4
Non-mortgage collateral	2,867.3	2,774.7	25.5

Total	$11,099.6	$10,880.6	100.0

	Alt-A			Sub-prime
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
AAA	$2,252.6	$2,204.3	98.8	$630.6	$595.3	73.5
AA	26.7	26.0	1.2	191.0	175.3	21.7
A	—	—	—	33.9	30.5	3.8
BBB	—	—	—	2.6	1.9	0.2
BB and below	—	—	—	6.3	6.3	0.8

Total	$2,279.3	$2,230.3	100.0	$864.4	$809.3	100.0

	Alt-A			Sub-prime
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
Pre-2005	$513.6	$506.9	22.7	$507.9	$479.9	59.4
2005	752.6	724.4	32.5	97.7	95.7	11.8
2006	562.2	553.5	24.8	219.8	198.6	24.5
2007	450.9	445.5	20.0	39.0	35.1	4.3

Total	$2,279.3	$2,230.3	100.0	$864.4	$809.3	100.0

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

Mortgage Loans

As of December 31, 2007, general account mortgage loans were $8.32 billion (21%) of the carrying value of consolidated general account investments compared to $8.91 billion (22%) as of December 31, 2006. Substantially all of these loans were commercial mortgage loans. Commitments to fund mortgage loans of $85.1 million were outstanding as of December 31, 2007 compared to $139.5 million as of December 31, 2006.

The table below summarizes the carrying values of mortgage loans by regional exposure and property type as of December 31, 2007:

(in millions)	Office	Warehouse	Retail	Apartment & Other	Total
New England	$141.1	$27.1	$78.3	$92.5	$339.0
Middle Atlantic	172.9	278.0	355.5	164.0	970.4
East North Central	91.2	239.2	555.8	491.7	1,377.9
West North Central	34.9	70.7	77.0	152.3	334.9
South Atlantic	155.9	494.1	737.1	562.4	1,949.5
East South Central	25.8	45.0	122.0	154.0	346.8
West South Central	22.8	170.1	179.7	242.4	615.0
Mountain	123.0	138.1	168.4	359.4	788.9
Pacific	333.0	434.5	438.6	386.2	1,592.3

Total principal	$1,100.6	$1,896.8	$2,712.4	$2,604.9	8,314.7

Valuation allowance					(24.8)
Unamortized premium					12.9
Lower of cost or market adjustment on mortgage loans held for sale					(3.8)
Cumulative change in fair value of hedged mortgage loans and commitments					17.1

Total mortgage loans on real estate, net					$8,316.1

As of December 31, 2007, the Company’s largest exposure to any single borrower, region and property type was 2%, 23% and 33%, respectively, of the Company’s general account mortgage loan portfolio, compared to 3%, 25% and 34%, respectively, as of December 31, 2006.

As of December 31, 2007 and 2006, the Company’s mortgage loans classified as delinquent, foreclosed and restructured were immaterial as a percentage of the total mortgage loan portfolio.

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

As of December 31, 2007 and 2006, the Company had received $604.6 million and $886.7 million, respectively, of cash collateral on securities lending. The Company had not received any non-cash collateral on securities lending as of December 31, 2007 and 2006. As of December 31, 2007 and 2006, the Company had loaned securities with a fair value of $593.0 million and $859.9 million, respectively.

Counterparty Risk Associated with Derivatives

Credit risk associated with derivatives is measured as the net replacement cost in the event the counterparties with contracts in a gain position relative to the Company fail to perform under the terms of those contracts. The Company’s derivative activities primarily are with financial institutions and corporations. To attempt to minimize credit risk, the Company enters into legally enforceable master netting agreements, which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon occurrence of certain events. In addition, the Company attempts to reduce credit risk by obtaining collateral from counterparties. The determination of the need for and the levels of collateral varies based on an assessment of the credit risk of the counterparty. Generally, the Company accepts collateral in the form of cash, U.S. Treasury securities and other marketable securities.

As of December 31, 2007 and 2006, the Company had received $245.4 million and $171.0 million, respectively, of cash for derivative collateral. The Company also held $18.5 million and $12.8 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company had pledged fixed maturity securities with a fair value of $18.8 million as collateral to various derivative counterparties compared to none as of December 31, 2006.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Financial Instruments

The Company is subject to potential fluctuations in earnings and the fair value of certain of its assets and liabilities, as well as variations in expected cash flows due to changes in market interest rates and equity prices. The following discussion focuses on specific interest rate, foreign currency and equity market risks to which the Company is exposed and describes strategies used to attempt to manage these risks. This discussion is limited to financial instruments subject to market risks and is not intended to be a complete discussion of all of the risks to which the Company is exposed.

Interest Rate Risk

Fluctuations in interest rates can impact the Company’s earnings, cash flows and the fair value of its assets and liabilities. In a declining interest rate environment, the Company may be required to reinvest the proceeds from maturing and prepaying investments at rates lower than the overall portfolio yield, which could reduce future interest spread income. In addition, minimum guaranteed crediting rates (ranging from 1.5% to 3.5% for a majority of the individual annuity contracts in force) on certain individual annuity contracts could prevent the Company from lowering its interest crediting rates to levels commensurate with prevailing market interest rates, resulting in a reduction to the Company’s interest spread income. The average crediting rate for fixed annuity products during 2007 was 3.76% and 3.98% for the Individual Investments and Retirement Plans segments, respectively (compared to 3.76% and 4.07%, respectively, during 2006), well in excess of guaranteed rates.

The Company attempts to mitigate this risk by managing the maturity and interest-rate sensitivities of assets to be consistent with those of liabilities. In recent years, management has taken actions to address low interest rate environments and the resulting impact on interest spread margins, including reducing commissions on fixed annuity sales, launching new products with new guaranteed rates, discontinuing the sale of its leading annual reset fixed annuities and invoking contractual provisions that limit the amount of variable annuity deposits allocated to the guaranteed fixed option. In addition, the Company adheres to a strict discipline of setting interest crediting rates on new business at levels adequate to provide returns consistent with management expectations.

Conversely, a rising interest rate environment could result in a reduction in interest spread income or an increase in policyholder surrenders. Existing general account investments supporting annuity liabilities had a weighted average maturity of approximately 5.8 years as of December 31, 2007. Therefore, a change in portfolio yield will lag changes in market interest rates. This lag increases if the rate of prepayments of securities slows. To the extent the Company sets renewal rates based on current market rates, this will result in reduced interest spreads. Alternatively, if the Company sets renewal crediting rates while attempting to maintain a desired spread from the portfolio yield, the rates offered by the Company may be less than new money rates offered by competitors. This difference could result in an increase in surrender activity by policyholders. If unable to fund surrenders with cash flow from operations, the Company might need to sell assets, which likely would have declined in value due to the increase in interest rates. The Company attempts to mitigate this risk by offering products that assess surrender charges and/or market value adjustments at the time of surrender, and by managing the maturity and interest-rate sensitivities of assets to approximate those of liabilities.

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

Using this information, in conjunction with each line’s investment strategy, actual asset purchases or commitments are made. In addition, plans for future asset purchases are formulated when appropriate. This process is repeated frequently so that invested assets for each line match its investment needs as closely as possible. The primary objectives are to ensure that each line’s liabilities are invested in accordance with its investment strategy and that over or under investment is minimized.

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

Use of Derivatives to Manage Interest Rate Risk

The Company periodically purchases fixed rate investments to back variable rate liabilities. As a result, the Company can be exposed to interest rate risk due to the mismatch between variable rate liabilities and fixed rate assets. In an effort to mitigate the risk from this mismatch, the Company enters into various types of derivative instruments, with fluctuations in the fair values of the derivatives offsetting changes in the fair values of the investments resulting from changes in interest rates. The Company principally uses pay fixed/receive variable interest rate swaps to manage this risk.

Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed rate payments. The fixed interest paid on the swap offsets the fixed interest received on the investment, resulting in the Company receiving the variable interest payments on the swap, generally 3-month U.S. LIBOR, and the credit spread on the investment. The net receipt of a variable rate will then more closely match the variable rate paid on the liability.

As a result of entering into commercial mortgage loan and private placement commitments, the Company is exposed to changes in the fair value of such commitments due to changes in interest rates during the commitment period prior to funding of the loans. In an effort to manage this risk, the Company enters into short U.S. Treasury futures and/or pay fixed interest rate swaps during the commitment period. With short U.S. Treasury futures or pay fixed interest rate swaps, if interest rates rise/fall, the gains/losses on the futures will offset the change in fair value of the commitment attributable to the change in interest rates.

The Company periodically purchases variable rate investments such as commercial mortgage loans and corporate bonds. As a result, the Company can be exposed to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the assets are funded with fixed rate liabilities. In an effort to manage this risk, the Company may enter into receive fixed/pay variable interest rate swaps.

In using these interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments. The variable interest paid on the swap offsets the variable interest received on the investment, resulting in the Company receiving the fixed interest payments on the swap and the credit spread on the investment. The net receipt of a fixed rate will then more closely match the fixed rate paid on the liability.

The Company manages interest rate risk at the segment level. Different segments may simultaneously hedge interest rate risks associated with owning fixed and variable rate investments considering the risk relevant to a particular segment.

Characteristics of Interest Rate Sensitive Financial Instruments

The table below provides information about the Company’s financial instruments as of December 31, 2007 that are sensitive to changes in interest rates. Insurance contracts that subject the Company to significant mortality risk, including life insurance contracts and life-contingent immediate annuities, do not meet the definition of a financial instrument and are not included in the table.

	Estimated year of maturities/repayments							2007 Fair Value	2006 Fair Value
(in millions)	2008	2009	2010	2011	2012	There- after	Total
Assets
Fixed maturity securities:
Corporate bonds:
Principal	$1,993.0	$1,749.6	$1,990.3	$2,066.8	$1,825.8	$5,618.4	$15,243.9	$15,309.1	$16,478.2
Weighted average interest rate	5.83%	6.33%	6.06%	6.02%	5.88%	6.48%	6.19%
Mortgage and other asset-backed securities:
Principal	$1,577.7	$1,184.0	$1,294.7	$1,180.0	$1,120.8	$4,742.4	$11,099.6	$10,880.6	$10,578.6
Weighted average interest rate	5.54%	5.65%	5.55%	5.63%	5.55%	5.69%	5.63%
Other fixed maturity securities:
Principal	$88.1	$46.0	$42.6	$36.4	$66.9	$640.4	$920.4	$999.5	$1,103.2
Weighted average interest rate	5.05%	6.05%	5.05%	4.74%	5.58%	6.42%	6.08%
Mortgage loans on real estate:
Principal	$228.7	$232.9	$444.6	$906.1	$699.9	$5,782.6	$8,294.8	$8,335.7	$8,821.5
Weighted average interest rate	5.85%	6.10%	6.62%	6.40%	6.26%	6.02%	6.11%
Liabilities
Individual deferred fixed annuities:
Principal	$2,043.2	$1,557.9	$1,246.4	$990.7	$811.8	$2,589.4	$9,239.4	$7,644.4	$10,070.1
Weighted average crediting rate	3.23%	3.28%	3.39%	3.50%	3.53%	3.55%
Group pension deferred fixed annuities:
Principal	$1,277.2	$1,166.2	$1,147.9	$990.4	$847.2	$5,544.2	$10,973.1	$11,190.5	$11,353.5
Weighted average crediting rate	4.11%	4.11%	4.11%	4.12%	4.13%	4.14%
Funding agreements backing MTNs:
Principal	$801.5	$1,304.0	$1,142.4	$784.6	$677.4	$—	$4,709.9	$4,537.5	$4,611.8
Weighted average crediting rate	4.71%	4.27%	4.17%	4.21%	4.07%	—
Immediate annuities:
Principal	$267.9	$239.1	$204.9	$176.7	$150.8	$932.4	$1,971.8	$565.2	$491.6
Weighted average crediting rate	6.55%	6.60%	6.65%	6.70%	6.75%	6.82%
Short-term debt:
Principal	$309.3	$—	$—	$—	$—	$—	$309.3	$309.3	$85.2
Weighted average interest rate	4.66%	—	—	—	—	—	4.66%
Long-term debt:
Principal	$—	$20.0	$—	$299.2	$314.2	$931.7	$1,565.1	$1,566.8	$1,437.5
Weighted average interest rate	—	3.56%	—	6.25%	5.82%	6.18%	6.09%

	Estimated year of maturities/repayments							2007 Fair Value	2006 Fair Value
(in millions, except settlement prices)	2008	2009	2010	2011	2012	There- after	Total
Derivative Financial Instruments
Interest rate swaps:
Pay fixed/receive variable:
Notional value	$471.4	$789.7	$463.8	$875.0	$348.6	$265.8	$3,214.3	$(163.6)	$(95.4)
Weighted average pay rate	4.85%	3.68%	5.02%	5.03%	5.17%	5.23%	4.70%
Weighted average receive rate[1]	5.40%	5.37%	5.37%	5.43%	5.51%	5.44%	5.41%
Pay fixed/receive variable, forward starting:
Notional value	$—	$—	$—	$—	$—	$98.6	$98.6	$(3.7)	$(0.8)
Weighted average pay rate	—	—	—	—	—	5.18%	5.18%
Weighted average receive rate	—	—	—	—	—	1.75%	1.75%
Pay variable/receive fixed:
Notional value	$228.8	$15.9	$11.4	$266.6	$223.4	$338.9	$1,085.0	$246.6	$214.1
Weighted average pay rate[1]	2.79%	4.98%	5.98%	5.28%	5.50%	4.98%	4.71%
Weighted average receive rate	2.53%	4.17%	8.52%	6.25%	5.44%	5.08%	4.93%
Pay fixed/receive fixed:
Notional value	$16.8	$64.1	$51.8	$67.8	$11.4	$124.1	$336.0	$(24.4)	$(46.4)
Weighted average pay rate	5.83%	5.73%	3.66%	5.61%	4.70%	5.14%	5.14%
Weighted average receive rate	4.04%	4.16%	4.66%	5.12%	6.10%	5.73%	5.07%
Credit default swaps sold:
Notional value	$115.0	$29.5	$57.0	$6.0	$48.0	$—	$255.5	$(8.5)	$2.5
Weighted average receive rate	0.57%	0.99%	0.66%	3.55%	0.92%	—	0.78%
Credit default swaps purchased:
Notional value	$11.5	$0.8	$—	$10.5	$—	$22.0	$44.8	$3.2	$(0.2)
Weighted average pay rate	1.10%	5.00%	—	0.89%	—	0.57%	0.85%
Embedded derivatives:
Notional value	$—	$—	$—	$—	$—	$20.0	$20.0	$(122.0)	$54.5
Total return swaps[2]:
Notional value	$375.0	$—	$—	$—	$—	$—	$375.0	$(3.3)	$0.1
Mortgage loan commitments held for sale:
Notional value	$86.5	$—	$—	$—	$—	$—	$86.5	$(0.8)	$—
Treasury futures:
Short positions:
Contract amount/notional value	$3.0	$—	$—	$—	$—	$—	$3.0	$—	$—
Weighted average settlement price	111.4	—	—	—	—	—	111.4
Long positions:
Contract amount/notional value	$197.5	$—	$—	$—	$—	$—	$197.5	$0.9	$(2.1)
Weighted average settlement price	112.9	—	—	—	—	—	112.9
Equity futures:
Short positions:
Contract amount/notional value	$286.7	$—	$—	$—	$—	$—	$286.7	$4.5	$(0.2)
Weighted average settlement price	1,492.8	—	—	—	—	—	1,492.8
Long positions:
Contract amount/notional value	$0.6	$—	$—	$—	$—	$—	$0.6	$—	$—
Weighted average settlement price	1,480.6	—	—	—	—	—	1,480.6
Option contracts
Long positions:
Contract amount/notional value	$179.4	$97.2	$230.4	$653.6	$420.5	$664.2	$2,245.3	$147.4	$70.0
Weighted average settlement price	1,499.1	1,068.5	1,124.7	1,198.0	1,260.4	1,283.4	1,245.9

[1]	Variable rates are generally based on 1, 3 or 6-month U.S. LIBOR and reflect the effective rate as of December 31, 2007.
[2]	Total return swaps are based on the Lehman CMBS Index.

Additional information about the characteristics of the financial instruments and assumptions underlying the data presented in the table above are as follows:

Mortgage-backed and other asset-backed securities: The year of maturity is determined based on the terms of the securities and the current rate of prepayment of the underlying pools of mortgages or assets. The Company limits its exposure to prepayments by purchasing less volatile types of MBS and ABS investments. See Part II, Item 7—MD&A—Investments—Securities Available-for-Sale for further information.

Corporate bonds and other fixed maturity securities and mortgage loans on real estate: The maturity year is that of the security or loan.

Individual deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Individual deferred fixed annuities are certain individual annuity contracts, which are also subject to surrender charges calculated as a percentage of the deposits made and assessed at declining rates during the first seven years after a deposit is made. Also included in deferred fixed annuities were $1.27 billion of participating group annuity contracts in 2007 ($1.27 billion in 2006). As of December 31, 2007, individual annuity general account liabilities totaling $3.95 billion ($5.12 billion in 2006) were in contracts where the crediting rate is reset periodically, with portions resetting in each calendar quarter, and $656.6 million that reset annually in 2007 compared to $795.9 million in 2006. Individual fixed annuity policy reserves of $1.47 billion in 2007 ($2.29 billion in 2006) were in contracts that adjust the crediting rate every five years. Individual fixed annuity policy reserves of $620.3 million in 2007 were in contracts that adjust the crediting rate every three years compared to $684.0 million in 2006. The average crediting rate is calculated as the difference between the projected yield of the assets backing the liabilities and a targeted interest spread. However, for certain individual annuities the crediting rate is also adjusted to partially reflect current new money rates.

Group pension deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Included were group annuity contracts representing $10.97 billion and $11.13 billion of general account liabilities as of December 31, 2007 and 2006, respectively, which are generally subject to market value adjustment upon surrender and which also may be subject to surrender charges. Of the total group annuity liabilities, $26.1 million ($6.4 million in 2006) were in contracts where the crediting rate is reset monthly, $9.70 billion ($9.76 billion in 2006) were in contracts where the crediting rate is reset quarterly, $518.0 million ($484.6 million in 2006) were in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter, and $725.1 million ($905.6 million in 2006) were in contracts where the crediting rate is reset annually on January 1.

Funding agreements backing MTNs: As of December 31, 2007 and 2006, fixed annuity policy reserves of $4.53 billion and $4.60 billion, respectively, relate to funding agreements issued in conjunction with the Company’s MTN program where the crediting rate either is fixed for the term of the contract or is variable based on an underlying index.

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

Derivative financial instruments: The maturity year is based on the terms of the related contract. Interest rate swaps include cross-currency interest rate swaps, which are used to reduce the Company’s existing asset and liability foreign currency exposure. Cross-currency interest rate swaps in place against each foreign currency obligation hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment. Underlying details by currency therefore have been omitted. Variable swap rates and settlement prices reflect rates and prices in effect as of December 31, 2007.

Foreign Currency Risk Management

In conjunction with the Company’s MTN program, the Company periodically issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in the fair value of liabilities due to changes in foreign currency exchange rates and related interest rates. In an effort to manage these risks, the Company enters into cross-currency interest rate swaps.

The Company is exposed to changes in the fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and related interest rates. In an effort to manage this risk, the Company uses cross-currency interest rate hedges to swap these asset characteristics to variable U.S. dollar rate instruments. Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in a foreign currency, and receive a variable U.S. dollar rate, generally 3-month U.S. LIBOR. These derivative instruments are designated as a fair value hedge of a fixed rate foreign denominated asset.

Cross-currency interest rate swaps on variable rate investments are structured to pay a variable rate, in a foreign currency, and receive a fixed U.S. dollar rate. The terms of the foreign currency paid on the swap will exactly match the terms of the foreign currency received on the asset, thus eliminating currency risk. These derivative instruments are designated as a cash flow hedge.

Equity Market Risk

Asset fees calculated as a percentage of separate account assets are a significant source of revenue to the Company. As of December 31, 2007, approximately 82% of separate account assets were invested in equity mutual funds (approximately 83% as of December 31, 2006). Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which also may require the Company to accelerate amortization of DAC.

The Company’s long-term assumption for net separate account returns is 7% annual growth. If equity markets were unchanged throughout a given year, the Company estimates that its net earnings per diluted share, calculated using current weighted average diluted shares outstanding, would be approximately $0.05 to $0.10 less than if the Company’s long-term assumption for net separate account returns were realized. This analysis assumes no other factors change and that an unlocking of DAC assumptions would not be required. However, as it does each quarter, the Company would evaluate its DAC balance and underlying assumptions to determine the need for unlocking. The Company can provide no assurance that the experience of flat equity market returns would not result in changes to other factors affecting profitability, including the possibility of unlocking of DAC assumptions.

Many of the Company’s individual variable annuity contracts offer GMDB features. A GMDB generally provides a benefit if the annuitant dies and the contract value is less than a specified amount, which may be based on premiums paid less amounts withdrawn or contract value on a specified anniversary date. A decline in the stock market causing the contract value to fall below this specified amount, which varies from contract to contract based on the date the contract was entered into as well as the GMDB feature elected, will increase the net amount at risk, which is the GMDB in excess of the contract value. This could result in additional GMDB claims.

In an effort to mitigate this risk, the Company implemented a GMDB economic hedging program for certain new and existing business. Prior to implementation of the GMDB hedging program in 2000, the Company managed this risk primarily by entering into reinsurance arrangements. The GMDB economic hedging program is designed to offset changes in the economic value of the designated GMDB. Currently the program shorts S&P 500 Index futures, which provides an offset to changes in the value of the designated obligation. The futures are not designated as hedges and, therefore, hedge accounting is not applied. The Company’s economic and accounting hedges are not perfectly offset. Therefore, the hedging activity is likely to lead to earnings volatility. This volatility was negligible in 2007. As of December 31, 2007 and 2006, the Company’s net amount at risk was $528.0 million and $574.3 million before reinsurance, respectively, and $319.3 million and $196.2 million net of reinsurance, respectively. As of December 31, 2007 and 2006, the Company’s reserve for GMDB claims was $47.6 million and $29.6 million, respectively.

The Company also offers certain variable annuity products with GMAB, GLWB and hybrid GMAB/GLWB riders (collectively referred to as living benefits). A GMAB provides the contractholder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified time period (5, 7 or 10 years) selected by the contractholder at the time of issuance of a variable annuity contract. In some cases, the contractholder also has the option, after a specified time, to drop the rider and continue the variable annuity contract without the GMAB. The design of the GMAB rider limits the risk to the Company in a variety of ways including asset allocation requirements, which serve to reduce the Company’s potential exposure to underlying fund performance risks. Specifically, the terms in the GMAB rider limit policyholder asset allocation by either (1) requiring partial allocation of assets to a guaranteed term option (a fixed rate investment option) and excluding certain funds that are highly volatile or difficult to hedge or (2) requiring all assets be allocated to one of the approved asset allocation funds or models defined by the Company.

Beginning in March 2005, the Company began offering a hybrid GMAB/GLWB through its CPPLI contract rider. This living benefit combines a GMAB feature in its first 5-10 years with a lifetime withdrawal benefit election at the end of the GMAB feature. Upon maturity of the GMAB, the contractholder can elect the lifetime withdrawal benefit, which would continue for the duration of the insured’s life; elect a new CPPLI rider; or drop the rider completely and continue the variable annuity contract without any rider. If the lifetime withdrawal benefit is elected and the insured’s contract value is exhausted through such withdrawals and market conditions, the Company will continue to fund future withdrawals at a pre-defined level until the insured’s death. In some cases, the contractholder has the right to drop the GLWB portion of this rider or periodically reset the guaranteed withdrawal basis to a higher level. This benefit requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy as previously described above.

In March 2006, the Company added L.inc, a stand-alone GLWB, to complement CPPLI in its product offerings. This rider is very similar to the hybrid benefit discussed above in that L.inc and CPPLI both have guaranteed withdrawal rates that increase based on the age at which the contractholder begins taking income. The withdrawal rates are applied to a benefit base to determine the guaranteed lifetime income amount available to a contractholder. The benefit base is equal to the variable annuity premium at contract issuance and may increase as a result of a ratchet feature that is driven by account performance and a roll-up feature that is driven by policy duration. Generally, the longer the contractholder waits before commencing withdrawals, the greater the guaranteed lifetime income. One key difference between L.inc and CPPLI is that the charge associated with L.inc is assessed against the benefit base. This is a risk mitigation feature as it alleviates much of the uncertainty around account performance and customer withdrawal patterns, both of which can lead to lower than expected revenue streams if the charge were assessed on account value. In June 2007, the Company added a feature to L.inc to allow for a lump settlement in lieu of lifetime withdrawals in certain situations.

The Company’s living benefit riders represent an embedded derivative in a variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivatives are carried at fair value. Subsequent changes in the fair value of the embedded derivatives are recognized in earnings as a component of net realized investment gains and losses. The fair value of the embedded derivatives is calculated based on a combination of capital market and actuarial assumptions. Projections of cash flows inherent in the valuation of the embedded derivative incorporate numerous assumptions including, but not limited to, expectations of contractholder persistency, contractholder withdrawal patterns, risk neutral market returns, correlations of market returns and market return volatility. As of December 31, 2007 and 2006, the net balance of the embedded derivatives for living benefits was a liability of $91.9 million and an asset of $23.7 million, respectively.

Similar to the Company’s economic hedging for GMDBs, the living benefits features are also being economically hedged. The primary risks being hedged are the exposures associated with declining equity market returns and downward interest rate movements. The Company employs a variety of instruments to mitigate this exposure including S&P 500 Index futures, U.S. Treasury futures, interest rate swaps and long-dated over-the-counter put options. The positions used in the economic hedging program are not designated as hedges and, therefore, hedge accounting is not applied. The living benefits hedging program is designed to offset changes in the economic value of the living benefits obligation to contractholders. Changes in the fair value of the embedded derivatives are likely to create volatility in earnings. The hedging activity associated with changes in the economic value of the living benefits obligations will likely mitigate a portion of this earnings volatility.

Inflation

The rate of inflation did not have a material effect on the revenues or operating results of the Company during 2007, 2006 or 2005.

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

The Company’s management assessed the effectiveness of NFS’ internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria, the Company’s management concluded that NFS’ internal control over financial reporting was effective as of December 31, 2007.

The Company’s independent registered public accounting firm, KPMG LLP, issued an attestation report on the effectiveness of management’s internal control over financial reporting. This report appears on page F-2.

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1—Election of Directors—Nominees for Class I Directors,—Class II Directors, and—Class III Directors,” “Biographical Information—Directors,” “Section 16 Beneficial Ownership Compliance,” “The Board of Directors and its Committees—Additional Governance Policies—Code of Conduct and Business Practices,” the first paragraph under “The Board of Directors and its Committees—Audit Committee,” and the second paragraph under “The Board of Directors and its Committees—Audit Committee—Audit Committee Membership” in NFS’ 2008 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

Name	Age	Position with NFS (as of February 27, 2008)
W.G. Jurgensen	56	Chief Executive Officer
Mark R. Thresher	51	President and Chief Operating Officer
Patricia R. Hatler	53	Executive Vice President—Chief Legal and Governance Officer
Terri L. Hill	48	Executive Vice President—Chief Administrative Officer
Lawrence A. Hilsheimer	50	Executive Vice President
Michael C. Keller	48	Executive Vice President—Chief Information Officer
James R. Lyski	45	Executive Vice President—Chief Marketing Officer
Stephen S. Rasmussen	55	Executive Vice President
Robert A. Rosholt	57	Executive Vice President—Finance, Investments and Strategy
Anne L. Arvia	44	Senior Vice President—Nationwide Bank
Carol A. Baldwin Moody	51	Senior Vice President—Chief Compliance Officer
Thomas E. Barnes	54	Senior Vice President—Assistant to the CEO and Secretary
John L. Carter	45	Senior Vice President—Non-Affiliated Sales
Roger A. Craig	45	Senior Vice President—Division General Counsel and Assistant Secretary
Timothy G. Frommeyer	43	Senior Vice President—Chief Financial Officer
Peter A. Golato	54	Senior Vice President—Individual Protection Business Head
Harry H. Hallowell	47	Senior Vice President and Treasurer
Kelly A. Hamilton	43	Senior Vice President—Internal Audits
Michael A. Hamilton	41	Senior Vice President—NFN Retail Distribution
Eric S. Henderson	45	Senior Vice President—Individual Investments Business
William S. Jackson	54	Senior Vice President—Nationwide Retirement Plans
Gail G. Snyder	53	Senior Vice President—Chief Investment Officer

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

Larry A. Hilsheimer has been Executive Vice President of NFS and several other companies within Nationwide since October 2007. Prior to joining Nationwide, Mr. Hilsheimer served as a partner of Deloitte and Touche USA LLP, from June 1988 to October 2007, and was a Senior Manager from June 1986 to June 1988.

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

Stephen S. Rasmussen has been Executive Vice President of NFS and President and Chief Operating Officer of NMIC and Nationwide Mutual Fire since September 2003. Since December 2000, Mr. Rasmussen has served as a Director, President and Chief Operating Officer of ALLIED Group, Inc., a wholly-owned subsidiary of NMIC. He also serves as Chairman and Director of several Allied subsidiaries and as Director of several other companies within Nationwide.

Robert A. Rosholt has been Executive Vice President—Finance, Investments and Strategy of NFS since October 2002. Since January 2006, he has served as Executive Vice President—Chief Financial Officer of NMIC and several other companies within Nationwide. He served as Executive Vice President—Chief Finance and Investment Officer of NMIC and several other companies within Nationwide from October 2002 to December 2005. He also serves as a Director of several Nationwide companies. Prior to joining Nationwide, Mr. Rosholt was Executive Vice President and Chief Operating Officer of the U.S. brokerage business of Aon Corporation, a provider of risk management, retail, reinsurance, and wholesale brokerage, claims management, and human capital consulting services, from September 2000 to October 2002, and held various management positions, including Chief Financial Officer, with Bank One from June 1974 to May 2000.

Anne L. Arvia has been Senior Vice President—Nationwide Bank since September 2006. Prior to joining Nationwide Bank, Ms. Arvia served as the Chief Executive Officer of ShoreBank, a community and environmental bank, from May 2002 to August 2006; as the President of ShoreBank from May 2001 to August 2006; and held various other positions with ShoreBank from May 1991 to April 2002.

Carol A. Baldwin Moody has been Senior Vice President, Chief Compliance Officer of NFS and several other companies within Nationwide since October 2005. Previously, she was Chief Compliance Officer for TIAA-CREF from 2004 to 2005. Prior to that time, she served as Managing Director and General Counsel of TCW/Latin America Partners LLC from 2000 to 2004 and held various senior-level positions with Citibank from 1988 to 2000.

Thomas E. Barnes has been Senior Vice President—Assistant to the CEO and Secretary of NFS and several other companies within Nationwide since July 2007. Previously, Mr. Barnes served several Nationwide companies as Vice President—Assistant to the CEO and Secretary from March 2005 to July 2007; Vice President—Corporate Governance and Secretary from October 2004 to March 2005; Vice President and Assistant Secretary May 2003 to October 2004; as Associate Vice President and Assistant Secretary from May 2002 to May 2003; and in various other positions within Nationwide since 1984.

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

Roger A. Craig has been Senior Vice President—Division General Counsel and Assistant Secretary of NFS since August 2007, and Senior Vice President—Division General Counsel of several other companies within Nationwide since July 2007. Previously, Mr. Craig served several Nationwide companies as Vice President—Division General Counsel from October 2004 to August 2007; Vice President—Associate General Counsel from March 2003 to October 2004; Associate Vice President—Associate General Counsel from February 2001 to March 2003; and in various other positions within Nationwide since 1991. Prior to that time, he was counsel to Huffy Corporation and an attorney at Crabbe, Brown, Jones, Potts & Schmidt.

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

Michael A. Hamilton has been Senior Vice President—NFN Retail Distribution of NFS and several other companies within Nationwide since October 2007. Mr. Hamilton has also served as a Director of NLICA, NLACA and Nationwide Life Insurance Company of Delaware since May 2007. Previously, he served as Vice President—NFN Retail Distribution of NLIC and NLAIC from April 2007 to October 2007. Prior to joining Nationwide, Mr. Hamilton served as the President of Pennsylvania Life Insurance Company from April 2004 to January 2007; the Regional Director of National Planning Corporation from April 2000 to July 2003; and the Regional Director of Jackson National Life Distributors, Inc. from April 1998 to April 2004.

Eric S. Henderson has been Senior Vice President—Individual Investments Business Head of NFS and several other companies within Nationwide since August 2007. Previously, Mr. Henderson served as Vice President—CFO—Individual Investments from August 2004 to August 2007; as Vice President—Product Management from February 2004 to August 2004; as Associate Vice President—Product Manager-Variable Annuities from April 2002 to February 2004; and in various other positions within Nationwide since 1985.

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

The Board of Directors adopted the Nationwide Code of Conduct and Business Practices (Code), which is posted on the Company’s web site (http://www.nationwidefinancial.com) under the Corporate Governance subsection of the Investor Relations area of the web site. The Code is available in print, free of charge, to any shareholder who requests it. Requests for copies should be made to Mark Barnett, Vice President—Investor Relations, One Nationwide Plaza, Columbus, Ohio, 43215, or via telephone at 614-249-8437. All directors, officers and employees of the Nationwide group of companies are required to adhere to the Code. As required by SEC regulations and the listing standards of the New York Stock Exchange, the Code contains written standards designed to deter wrongdoing and to promote honest, ethical conduct including ethical handling of conflicts; full, fair, accurate, timely and understandable disclosure in regulatory reports and public communications; compliance with laws, rules and regulations; prompt internal reporting of violations of the Code; and accountability for adherence to the Code. It also contains compliance standards and procedures that facilitate the effective operation of the Code. Any waivers from, or amendments to, the Code for directors and executive officers must be approved by the Board of Directors or a designated board committee and will be promptly disclosed to the shareholders by posting any waiver on the NFS web site listed above.

ITEM 11    EXECUTIVE COMPENSATION

Information required by this item is set forth under the captions “Director Compensation” and “Executive Compensation” in the NFS 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the NFS 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “The Board of Directors and its Committees—Additional Governance Policies—Independence Standards for Directors” in the NFS 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth under the caption “Proposal 2—Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” in the NFS 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not applicable or not required, or because the required information has been included in the audited consolidated financial statements or notes thereto.

Management Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

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

February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Nationwide Financial Services, Inc.:

We have audited Nationwide Financial Services, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting contained in Item 9A, Controls and Procedures, of the Company’s 2007 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Nationwide Financial Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nationwide Financial Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Columbus, Ohio
February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Nationwide Financial Services, Inc.:

We have audited the accompanying consolidated balance sheets of Nationwide Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Financial Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nationwide Financial Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the American Institute of Certified Public Accountants’ Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, in 2007.

/s/ KPMG LLP
Columbus, Ohio
February 29, 2008

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in millions, except per share amounts)

	Years ended December 31,
	2007	2006	2005
Revenues:
Policy charges	$1,383.9	$1,316.0	$1,241.5
Premiums	432.7	441.5	399.9
Net investment income	2,276.7	2,300.2	2,344.1
Net realized investment (losses) gains	(165.2)	9.1	20.8
Other income	600.8	495.7	409.9

Total revenues	4,528.9	4,562.5	4,416.2

Benefits and expenses:
Interest credited to policyholder accounts	1,342.0	1,381.5	1,380.9
Benefits and claims	682.9	646.8	574.9
Policyholder dividends	83.1	90.7	107.3
Amortization of deferred policy acquisition costs	382.1	462.9	480.2
Amortization of value of business acquired	47.0	46.0	45.0
Interest expense	110.6	103.1	107.6
Debt extinguishment costs	10.2	—	21.7
Other operating expenses	1,070.6	1,032.2	918.2

Total benefits and expenses	3,728.5	3,763.2	3,635.8

Income from continuing operations before federal income tax expense	800.4	799.3	780.4
Federal income tax expense	190.7	72.2	141.4

Income from continuing operations	609.7	727.1	639.0
Discontinued operations, net of taxes	23.1	(3.1)	(28.6)
Cumulative effect of adoption of accounting principle, net of taxes	(6.0)	—	—

Net income	$626.8	$724.0	$610.4

Earnings from continuing operations per common share:
Basic	$4.28	$4.85	$4.18
Diluted	$4.25	$4.82	$4.16
Earnings per common share:
Basic	$4.40	$4.83	$3.99
Diluted	$4.37	$4.80	$3.97
Weighted average common shares outstanding:
Basic	142.5	149.9	152.9
Diluted	143.5	150.7	153.6

Cash dividends declared per common share	$1.04	$0.92	$0.76

See accompanying notes to consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share amounts)

	December 31,
	2007	2006
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $27,263.9 and $28,067.2)	$27,189.2	$28,160.0
Equity securities (cost $117.5 and $57.2)	124.2	67.6
Mortgage loans on real estate, net	8,316.1	8,909.8
Short-term investments, including amounts managed by a related party	1,173.6	2,215.6
Other investments	2,265.0	1,906.3

Total investments	39,068.1	41,259.3
Cash	73.6	84.1
Accrued investment income	368.4	373.8
Deferred policy acquisition costs	4,095.6	3,851.0
Value of business acquired	354.8	392.7
Goodwill	301.2	359.0
Other assets	2,090.4	2,516.5
Separate account assets	72,855.0	70,694.7

Total assets	$119,207.1	$119,531.1

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$35,441.5	$38,097.8
Short-term debt	309.3	85.2
Long-term debt	1,565.1	1,398.5
Other liabilities	3,711.6	3,632.2
Separate account liabilities	72,855.0	70,694.7

Total liabilities	113,882.5	113,908.4

Shareholders’ equity:
Preferred stock ($0.01 par value; authorized—50.0 shares; issued and outstanding—none)	—	—
Class A common stock ($0.01 par value; authorized—750.0 shares; issued—71.7 and 69.7 shares; outstanding—46.7 and 54.2 shares)	0.7	0.7
Class B common stock ($0.01 par value; authorized—750.0 shares; issued and outstanding—91.8 shares)	1.0	1.0
Additional paid-in capital	1,782.4	1,688.5
Retained earnings	4,853.0	4,618.5
Accumulated other comprehensive (loss) income	(81.5)	31.9
Treasury stock, at cost (25.0 and 15.5 shares)	(1,229.6)	(716.3)
Other, net	(1.4)	(1.6)

Total shareholders’ equity	5,324.6	5,622.7

Total liabilities and shareholders’ equity	$119,207.1	$119,531.1

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Other, net	Total shareholders’ equity
Balance as of December 31, 2004	$0.7	$1.0	$1,517.2	$3,536.3	$432.2	$(251.4)	$(2.0)	$5,234.0
Cash dividends declared	—	—	—	(116.2)	—	—	—	(116.2)
Common shares repurchased under announced program	—	—	—	—	—	(51.4)	—	(51.4)
Stock options exercised	—	—	39.4	—	—	—	—	39.4
Other, net	—	—	3.4	0.6	—	(1.4)	0.3	2.9
Comprehensive income:
Net income	—	—	—	610.4	—	—	—	610.4
Other comprehensive loss, net of taxes	—	—	—	—	(331.5)	—	—	(331.5)

Total comprehensive income								278.9

Balance as of December 31, 2005	0.7	1.0	1,560.0	4,031.1	100.7	(304.2)	(1.7)	5,387.6

Cash dividends declared	—	—	—	(136.6)	—	—	—	(136.6)
Common shares repurchased under announced program	—	—	(4.8)	—	—	(412.0)	—	(416.8)
Stock options exercised	—	—	87.6	—	—	—	—	87.6
Other, net	—	—	45.7	—	—	(0.1)	0.1	45.7
Comprehensive income:
Net income	—	—	—	724.0	—	—	—	724.0
Other comprehensive loss,	—	—	—	—	(68.8)	—	—	(68.8)

Total comprehensive income								655.2

Balance as of December 31, 2006	0.7	1.0	1,688.5	4,618.5	31.9	(716.3)	(1.6)	5,622.7

Cash dividends declared	—	—	—	(190.5)	—	—	—	(190.5)
Common shares repurchased under announced program	—	—	(1.6)	—	—	(511.4)	—	(513.0)
Stock options exercised	—	—	75.0	—	—	—	—	75.0
Nationwide Funds Group acquisition, net (see Note 2)	—	—	12.1	(202.5)	—	—	—	(190.4)
Other, net	—	—	8.4	0.7	—	(1.9)	0.2	7.4
Comprehensive income:
Net income	—	—	—	626.8	—	—	—	626.8
Other comprehensive loss, net of taxes	—	—	—	—	(113.4)	—	—	(113.4)

Total comprehensive income								513.4

Balance as of December 31, 2007	$0.7	$1.0	$1,782.4	$4,853.0	$(81.5)	$(1,229.6)	$(1.4)	$5,324.6

See accompanying notes to consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in millions)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$626.8	$724.0	$610.4
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of subsidiary	(45.5)	—	—
Net realized investment losses (gains)	165.2	(9.1)	(20.8)
Interest credited to policyholder accounts	1,342.0	1,381.5	1,380.9
Capitalization of deferred policy acquisition costs	(631.3)	(588.4)	(489.0)
Amortization of deferred policy acquisition costs	382.1	462.9	480.2
Amortization and depreciation, excluding debt extinguishment costs	84.2	113.7	143.0
Debt extinguishment costs (non-cash)	10.2	—	21.7
Decrease (increase) in other assets	431.8	(288.4)	615.9
(Decrease) increase in policy and other liabilities	(136.6)	632.5	(765.1)
Other, net	(2.7)	4.8	(4.4)

Net cash provided by operating activities	2,226.2	2,433.5	1,972.8

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	4,698.8	5,579.4	5,555.0
Proceeds from sale of securities available-for-sale	5,026.9	2,645.0	3,480.5
Proceeds from repayments or sales of mortgage loans on real estate	2,570.1	2,549.4	2,962.9
Cost of securities available-for-sale acquired	(8,946.4)	(6,489.3)	(8,295.6)
Cost of mortgage loans on real estate originated or acquired	(1,951.1)	(2,319.2)	(2,716.0)
Net decrease (increase) in short-term investments	1,042.0	(142.4)	(55.6)
Collateral (paid) received—securities lending, net	(207.3)	(314.6)	36.6
Subsidiary sale	115.4	—	—
Subsidiary mergers and acquisitions	(319.2)	—	(18.0)
Other, net	24.9	(81.0)	135.4

Net cash provided by investing activities	2,054.1	1,427.3	1,085.2

Cash flows from financing activities:
Net increase (decrease) in short-term debt	224.1	(167.1)	21.5
Net proceeds from issuance of long-term debt	460.4	—	199.4
Principal payments on long-term debt	(300.0)	—	(206.2)
Cash dividends paid	(186.9)	(132.7)	(114.8)
Investment and universal life insurance product deposits	3,913.8	3,781.7	3,956.1
Investment and universal life insurance product withdrawals	(8,101.8)	(7,024.6)	(6,914.0)
Common shares repurchased under announced program	(502.4)	(416.8)	(49.0)
Other, net	202.0	133.3	38.2

Net cash used in financing activities	(4,290.8)	(3,826.2)	(3,068.8)

Net (decrease) increase in cash	(10.5)	34.6	(10.8)
Cash, beginning of period	84.1	49.5	60.3

Cash, end of period	$73.6	$84.1	$49.5

See accompanying notes to consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

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

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public sector group retirement plans, other investment products sold to institutions, life insurance and investment advisory services. The Company also provides a wide range of banking products and services through Nationwide Bank and mutual funds through Nationwide Funds Group (NFG) (see Note 2(o) for more information).

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of the Company that market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), an indirect wholly-owned subsidiary; NFN producers; Mullin TBG Insurance Agency Services, LLC, a joint venture between the Company’s majority-owned subsidiary, TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial), and MC Insurance Agency Services, LLC d/b/a Mullin Consulting (Mullin Consulting) (see Note 2(n) for information related to the Company’s intention to sell its interest in this business); and NFG. The Company also distributes retirement savings products through the agency distribution force of its ultimate majority parent company, Nationwide Mutual Insurance Company (NMIC). The Company believes its broad range of competitive products, strong distributor relationships and diverse distribution network position it to compete effectively in the rapidly growing retirement savings market under various economic conditions.

As of December 31, 2007 and 2006, the Company did not have a significant concentration of financial instruments in a single investee, industry or geographic region of the U.S. Also, the Company did not have a concentration of business transactions with a particular customer, lender, distribution source, market or geographic region of the U.S. in which business is conducted that makes it overly vulnerable to a single event which could cause a severe impact to the Company’s financial position.

The 46.7 million shares of Class A common stock outstanding as of December 31, 2007 are publicly held and primarily were issued through NFS’ initial public offering completed in March 1997 and in conjunction with the acquisition of NFN in October 2002. The Class A shares represent 33.7% of the equity ownership in NFS and 4.8% of the combined voting power of NFS’ Class A and Class B common stock as of December 31, 2007. Nationwide Corporation (Nationwide Corp.), a majority-owned subsidiary of NMIC, owns all of the outstanding shares of Class B common stock, which represents the remaining 66.3% equity ownership and 95.2% of the combined voting power of the shareholders of NFS as of December 31, 2007.

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies that materially affect financial reporting are summarized below. The accompanying consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (GAAP).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates.

The Company’s most critical estimates include those used to determine the following: the balance, recoverability and amortization of deferred policy acquisition costs (DAC) for investment and universal life insurance products; impairment losses on investments; valuation allowances for mortgage loans on real estate; the liability for future policy benefits and claims; and federal income tax provision. Although some variability is inherent in these estimates, recorded amounts reflect management’s best estimates based on facts and circumstances as of the balance sheet date. Management believes the amounts provided are appropriate.

The Company determined that certain cash flows related to Nationwide Bank’s merger with Nationwide Federal Credit Union totaling $278.4 million and $245.1 million for the three months ended March 31, 2007 and the six months ended June 30, 2007, respectively, which were included as cash flows provided by operating activities on the condensed consolidated statements of cash flows in the applicable Quarterly Reports on Form 10-Q, should be presented as investing and financing activities. These cash flows will be presented in that manner on a comparative basis in the 2008 filings.

Certain items in the 2006 and 2005 consolidated financial statements and related notes have been reclassified to conform to the current presentation.

(a) Consolidation Policy

The consolidated financial statements include the accounts of NFS and companies in which NFS directly or indirectly has a controlling financial interest. Minority interest expense is included in other operating expenses in the consolidated statements of income, and minority interest is included in other liabilities on the consolidated balance sheets. All significant intercompany balances and transactions were eliminated.

(b) Valuation of Investments, Investment Income and Related Gains and Losses

The Company is required to classify its fixed maturity securities and marketable equity securities as held-to-maturity, available-for-sale or trading. Trading assets may include any combination of fixed maturity securities and marketable equity securities. Trading assets are stated at fair value, with changes in fair value recorded as a component of net realized investment gains and losses. All other fixed maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of adjustments to DAC, value of business acquired (VOBA), future policy benefits and claims, policyholder dividend obligation and deferred federal income taxes reported as a separate component of accumulated other comprehensive income (AOCI) in shareholders’ equity. The adjustments to DAC and VOBA represent the changes in amortization of DAC and VOBA that would have been required as a charge or credit to operations had such unrealized amounts been realized and allocated to the product lines. The adjustment to future policy benefits and claims represents the increase in policy reserves from using a discount rate that would have been required had such unrealized amounts been realized and the proceeds reinvested at then current market interest rates, which were lower than the then current effective portfolio rate.

The fair value of fixed maturity and marketable equity securities is generally obtained from independent pricing services based on market quotations. For fixed maturity securities not priced by independent services (generally private placement securities), an internally developed pricing model or “corporate pricing matrix” is

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

most often used. The corporate pricing matrix is developed by obtaining private spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. Additionally, a “structured product model” is used to value certain fixed maturity securities with complex cash flows, such as certain mortgage-backed and asset-backed securities. The structured product model uses third party pricing tools. For securities for which quoted market prices are not available and for which the Company’s structured product model is not suitable for estimating fair values, fair values are determined using other modeling techniques, primarily a commercial software application utilized in valuing complex securitized investments with variable cash flows. The company also utilized broker quotes in pricing securities or to validate modeled prices. As of December 31, 2007, 71% of the fair values of fixed maturity securities were obtained from independent pricing services, 16% from the Company’s pricing matrices and 13% from other sources, compared to 72%, 19% and 9%, respectively, as of December 31, 2006.

Management regularly reviews each investment in its fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

For debt and equity securities not subject to Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all amounts due under the contractual terms of the security. Many criteria are considered during this process including, but not limited to, the current fair value as compared to cost or amortized cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below cost or amortized cost; specific credit issues and financial prospects related to the issuer; management’s intent to hold or dispose of the security; and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment.

In addition to the above, for certain securitized financial assets with contractual cash flows, including asset-backed securities, EITF 99-20 also requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is not greater than or equal to its carrying value based on current information and events, and if there has been an adverse change in estimated cash flows since the last revised estimate (considering both timing and amount), then the Company recognizes an other-than-temporary impairment and writes down the investment to fair value.

For mortgage-backed securities, the Company recognizes income using a constant effective yield method based on prepayment assumptions and the estimated economic life of the securities. When estimated prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. Any resulting adjustment is included in net investment income. All other investment income is recorded using the interest method without anticipating the impact of prepayments.

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When management determines that a loan is impaired, a provision for

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

loss is established equal to either the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. In addition to the valuation allowance on specific loans, the Company maintains an allowance not yet specifically identified by loan for probable losses inherent in the loan portfolio as of the balance sheet date. The valuation allowance account for mortgage loans on real estate reflects management’s best estimate of probable credit losses, including losses incurred at the balance sheet date but not yet identified by specific loan. Management’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. Changes in the valuation allowance are recorded in net realized investment gains and losses. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

The Company grants mainly commercial mortgage loans on real estate to customers throughout the U.S. As of December 31, 2007, the Company’s largest exposure to any single borrower, region and property type was 2%, 23% and 33%, respectively, of the Company’s general account mortgage loan portfolio, compared to 3%, 25% and 34%, respectively, as of December 31, 2006.

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

Realized gains and losses on the sale of investments are determined on the basis of specific security identification. Changes in the Company’s mortgage loan valuation allowance and recognition of impairment losses for other-than-temporary declines in the fair values of applicable investments are included in net realized investment gains and losses.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The Company enters into interest rate swaps, cross-currency swaps or Euro futures to hedge the fair value of existing fixed rate assets and liabilities. In addition, the Company uses short U.S. Treasury future positions to hedge the fair value of bond and mortgage loan commitments. Typically, the Company is hedging the risk of changes in fair value attributable to changes in benchmark interest rates. Derivative instruments classified as fair value hedges are carried at fair value, with changes in fair value recorded in net realized investment gains and losses. Changes in the fair value of the hedged item that are attributable to the risk being hedged are also recorded in net realized investment gains and losses.

Accrued interest receivable or payable under interest rate and foreign currency swaps are recognized as an adjustment to net investment income or interest credited to policyholder accounts consistent with the nature of the hedged item, except for interest rate swaps hedging the anticipated sale of investments where amounts receivable or payable under the swaps are recorded as net realized investment gains and losses, and except for interest rate swaps hedging the anticipated purchase of investments where amounts receivable or payable under the swaps are initially recorded in AOCI to the extent the hedging relationship is effective.

The Company periodically may enter into a derivative transaction that will not qualify for hedge accounting. The Company does not enter into speculative positions. Although these transactions do not qualify for hedge accounting, or have not been designated in hedging relationships by the Company, they are part of its overall risk management strategy. For example, the Company may sell credit default protection through a credit default swap. Although the credit default swap is not effective in hedging specific investments, the income stream allows the Company to manage overall investment yields while exposing the Company to acceptable credit risk. The Company may enter into a cross-currency basis swap (pay a variable U.S. rate and receive a variable foreign-denominated rate) to eliminate the foreign currency exposure of a variable rate foreign-denominated liability. Although basis swaps may qualify for hedge accounting, the Company has chosen not to designate these derivatives as hedging instruments due to the difficulty in assessing and monitoring effectiveness for both sides of the basis swap. Derivative instruments that do not qualify for hedge accounting or are not designated as hedging instruments are carried at fair value, with changes in fair value recorded in net realized investment gains and losses.

(d) Revenues and Benefits

Investment and Universal Life Insurance Products: Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI), bank-owned life insurance (BOLI) and other interest-sensitive life insurance policies. Revenues for investment products and universal life insurance products consist of net investment income, asset fees, cost of insurance charges, administrative fees and surrender charges that have been earned and assessed against policy account balances during the period. The timing of revenue recognition as it relates to fees assessed on investment contracts and universal life contracts is determined based on the nature of such fees. Asset fees, cost of insurance charges and administrative fees are

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

assessed on a daily or monthly basis and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender of a contract in accordance with contractual terms. Policy benefits and claims that are charged to expense include interest credited to policyholder accounts and benefits and claims incurred in the period in excess of related policyholder accounts.

Traditional Life Insurance Products: Traditional life insurance products include those products with fixed and guaranteed premiums and benefits and primarily consist of whole life insurance, limited-payment life insurance, term life insurance and certain annuities with life contingencies. Premiums for traditional life insurance products generally are recognized as revenue when due. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contract. This association is accomplished through the provision for future policy benefits and the deferral and amortization of policy acquisition costs.

(e) Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products

The Company has deferred certain costs of acquiring investment and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. In addition, the Company defers sales inducements, such as interest credit bonuses and jumbo deposit bonuses. Investment products primarily consist of individual and group variable and fixed deferred annuities in the Individual Investments and Retirement Plans segments. Universal life insurance products include universal life insurance, variable universal life insurance, COLI, BOLI and other interest-sensitive life insurance policies in the Individual Protection segment. DAC is subject to recoverability testing in the year of policy issuance and loss recognition testing at the end of each reporting period.

For investment and universal life insurance products, DAC is being amortized with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized investment gains and losses less policy benefits and policy maintenance expenses. The DAC asset related to investment and universal life insurance products is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b) to the audited consolidated financial statements included in the F pages of this report.

The assumptions used in the estimation of future gross profits are based on the Company’s current best estimates of future events and are reviewed as part of an annual process during the second quarter. During the annual process, the Company performs a comprehensive study of assumptions, including mortality and persistency studies, maintenance expense studies, and an evaluation of projected general and separate account investment returns. The most significant assumptions that are involved in the estimation of future gross profits include future net separate account investment performance, surrender/lapse rates, interest margins and mortality. Currently, the Company’s long-term assumption for net separate account investment performance is approximately 7% growth per year and varies by product. This assumption, like others, is reviewed as part of the annual process. If this assumption were unlocked, the date of the unlocking could become the anchor date used in the reversion to the mean process (defined below). Variances from the long-term assumption are expected since the majority of the investments in the underlying separate accounts are in equity securities, which strongly correlate with the Standard & Poor’s (S&P) 500 Index in the aggregate. The reversion to the mean process is based on actual net separate account investment performance from the anchor date to the valuation date. The Company then assumes different performance levels over the next three years such that the separate account

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

mean return measured from the anchor date to the end of the life of the product equals the long-term assumption. The assumed net separate account investment performance used in the DAC models is intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process generally limits net separate account investment performance to 0-15% during the three-year reversion period. See below for a discussion of current year assumption changes.

Changes in assumptions can have a significant impact on the amount of DAC reported for investment and universal life insurance products and their related amortization patterns. In the event actual experience differs from assumptions or future assumptions are revised, the Company is required to record an increase or decrease in DAC amortization expense, which could be significant. In general, increases in the estimated long-term general and separate account returns result in increased expected future profitability and may lower the rate of DAC amortization, while increases in long-term lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

In addition to the comprehensive annual study of assumptions, management evaluates the appropriateness of the individual variable annuity DAC balance quarterly within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed time period, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during this time period, assumptions are required to be unlocked, and DAC is recalculated using revised best estimate assumptions. When DAC assumptions are unlocked and revised, the Company continues to use the reversion to the mean process. See below for a discussion of current year assumption changes.

At the end of the second quarter of 2007, the Company determined as part of its analysis of DAC that the overall profitability of separate account products is expected to exceed previous estimates due to favorable financial market trends. Accordingly, the Company unlocked its DAC assumptions after completing a comprehensive review of assumptions used to project DAC and other related balances, including sales inducement assets, VOBA, unearned revenue reserves, and guaranteed minimum death and income benefit reserves. This review covered all assumptions including expected separate account investment returns, lapse rates, mortality and expenses. Additionally, while the Company estimates that the overall profitability of its variable products has improved, it also expects the long-term net growth in separate account investment performance to moderate. As a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company reduced its long-term net separate account growth rate assumption from approximately 8% to approximately 7%. The Company unlocked assumptions, as appropriate, for all investment products and variable universal life insurance products in order to remain consistent across product lines using revised assumptions which reflect the Company’s current best estimate of future events. Therefore, in the second quarter of 2007, the Company recorded a net increase in DAC and a benefit to DAC amortization and other related balances totaling $216.5 million pre-tax, which was reported in the following segments in the pre-tax amounts indicated: Individual Investments—$196.4 million; Retirement Plans—$10.5 million; and Individual Protection—$9.6 million, net of a $5.1 million charge for the acceleration of amortization of VOBA.

The most significant assumption changes that resulted from the Company’s unlocking decisions were resetting the anchor date for reversion to the mean calculations to June 30, 2007, resulting in resetting the assumption for net separate account growth to approximately 7% during the three-year reversion period; resetting

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

the long-term assumption for net separate account growth and the discount rate used to calculate the present value of estimated gross profits to approximately 7% (formerly approximately 8%); and increasing estimated lapse rates for fixed annuity and BOLI products.

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

For those products amortized in relation to estimated gross profits, the most significant assumptions involved in the estimation of future gross profits include future net separate account performance, surrender/lapse rates, interest margins and mortality. The Company’s long-term assumption for net separate account performance is currently 7%. If actual net separate account performance varies from the 7% assumption, the Company assumes different performance levels over the next three years such that the mean return equals the long-term assumption. The assumed net separate account return assumptions used in the VOBA models are intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, the Company’s reversion to the mean process generally limits returns to 0-15% during the three-year reversion period.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

Changes in assumptions can have a significant impact on the amount of VOBA reported for all products and their related amortization patterns. In the event actual experience differs from assumptions or assumptions are revised, the Company is required to record an increase or decrease in VOBA amortization expense (VOBA unlocking), which could be significant. In general, increases in the estimated long-term general and separate account returns result in increased expected future profitability and may lower the rate of VOBA amortization, while increases in long-term lapse/surrender and mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of VOBA amortization.

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

December 31, 2007, 2006 and 2005

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

Assets allocated to the closed block benefit only the holders of the policies included in the closed block and will not revert to the benefit of the Company. No reallocation, transfer, borrowing or lending of assets can be made between the closed block and other portions of the Company’s general account, any of its separate accounts, or any affiliate of the Company without the approval of the Pennsylvania Insurance Department (PID). The closed block will remain in effect as long as any policy in the closed block is in force.

If, over time, the aggregate performance of the closed block assets and policies is better than was assumed in funding the closed block, dividends to policyholders will increase. If, over time, the aggregate performance of the closed block assets and policies is less favorable than was assumed in the funding, dividends to policyholders could be reduced. If the closed block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from the Company’s assets outside of the closed block, which are general account assets.

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

The principal cash flow items that affect the amount of closed block assets and liabilities are premiums, net investment income, purchases and sales of investments, policyholder benefits, policyholder dividends, premium taxes and income taxes. The principal income and expense items excluded from the closed block are management and maintenance expenses, commissions, net investment income, and realized gains and losses on investments held outside of the closed block that support the closed block business, all of which enter into the determination of total gross margins of closed block policies for the purpose of the amortization of VOBA.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(i) Separate Accounts

Separate account assets and liabilities represent contractholders’ funds that have been legally segregated into accounts with specific investment objectives. Separate account assets are recorded at fair value based primarily on market quotations of the underlying securities. Investment income and realized investment gains or losses of these accounts accrue directly to the contractholders. The activity of the separate accounts is not reflected in the consolidated statements of income except for (1) the fees the Company receives, which are assessed on a daily or monthly basis and recognized as revenue when assessed and earned, and (2) the activity related to contract guarantees, which are riders to existing variable annuity contracts.

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

The Company’s liability for funding agreements to an unrelated third party trust related to the Company’s medium-term note (MTN) program equals the balance that accrues to the benefit of the contractholder, including interest credited. The funding agreements constitute insurance obligations and are considered annuity contracts under Ohio insurance laws.

The liability for future policy benefits and claims for traditional life insurance policies was determined using the net level premium method using interest rates varying from 2.0% to 10.5% and estimates of mortality, morbidity, investment yields and withdrawals that were used or being experienced at the time the policies were issued.

The liability for future policy benefits for payout annuities was calculated using the present value of future benefits and maintenance costs discounted using interest rates varying generally from 3.0% to 13.0%.

(k) Participating Business

Participating business, which refers to policies that participate in profits through policyholder dividends, represented approximately 6% of the Company’s life insurance in force in 2007 (8% in 2006 and 10% in 2005), 56% of the number of life insurance policies in force in 2007 (60% in 2006 and 62% in 2005) and 12% of life insurance statutory premiums in 2007 (8% in 2006 and 9% in 2005). The provision for policyholder dividends was based on then current dividend scales and has been included in future policy benefits and claims in the consolidated balance sheets.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(l) Federal Income Taxes

The Company provides for federal income taxes based on amounts the Company believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income. Management has established reserves in accordance with FIN 48 based on current facts and circumstances regarding tax exposure items where the ultimate deductibility is open to interpretation. Management evaluates the appropriateness of such reserves quarterly based on any new developments specific to their fact patterns. Information considered includes results of completed tax examinations, Technical Advice Memorandums and other rulings issued by the Internal Revenue Service (IRS) or the tax courts.

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

(m) Reinsurance Ceded

Reinsurance premiums ceded and reinsurance recoveries on benefits and claims incurred are deducted from the respective income and expense accounts. Assets and liabilities related to reinsurance ceded are reported in the consolidated balance sheets on a gross basis, separately from the related future policy benefits and claims of the Company.

(n) Discontinued Operations

During the quarter ended December 31, 2007, the Company committed to a plan of sale of its interest in TBG Financial. Based on management’s determination that the carrying value of this business exceeded its estimated fair value (less the estimated cost to sell), the Company recorded a pre-tax loss totaling $49.0 million ($23.3 million, net of taxes), writing down a portion of the goodwill associated with this business. TBG Financial is engaged in the distribution of COLI and BOLI products primarily to large companies. Upon finalization of the sale of its interest in TBG Financial, NFS will no longer be engaged in the distribution of COLI and BOLI products. However, NFS will continue its manufacturing capabilities in this market. Accordingly, the results of operations of TBG Financial for all years presented and the 2007 loss related to measuring the disposal group at fair value less cost to sell are reflected as discontinued in the consolidated statements of income.

Effective March 31, 2007, the Company completed the sale of The 401(k) Company for $115.4 million in cash and recorded a $45.5 million gain, net of taxes. The 401(k) Company provides administrative and record-keeping services to employers in the private sector for use in Internal Revenue Code (IRC) Section 401(k) retirement programs. Since this sale represents the Company’s exit from the large plan 401(k) market, the results of operations of The 401(k) Company and the gain on sale are reflected as discontinued in the consolidated statements of income.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

During the year ended December 31, 2005, the Company discontinued the following operations: (1) Cap Pro Holding, Inc. (Cap Pro), a majority-owned subsidiary of NFS that provided broker/dealer, registered investment advisor and insurance agency services to producers of certain certified public accounting firms; (2) Nationwide Financial Services (Bermuda), Ltd. (NFSB), a wholly-owned subsidiary of NFS that sold variable and fixed annuity products in offshore markets; and (3) William J. Lynch & Associates, Inc. (TBG Lynch), a wholly-owned subsidiary of TBG Financial that distributed BOLI products.

The Company’s 2005 loss on discontinued operations, net of taxes, primarily consists of the following: (1) Cap Pro—$4.5 million; (2) NFSB—$8.3 million; and (3) TBG Lynch—$11.7 million. The results of operations of Cap Pro, NFSB and TBG Lynch are reflected as discontinued for 2005.

During the quarter ended June 30, 2005, the Company decided to dispose of Cap Pro. The 2005 loss on discontinued operations related to Cap Pro primarily was due to a $10.8 million pre-tax goodwill impairment charge.

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

(o) Nationwide Funds Group Acquisition

On February 2, 2007, NFS entered into a stock purchase agreement with Nationwide Corp. to acquire the Philadelphia-based retail asset management operations of NWD Investment Management, Inc. (NWD). The transaction closed on April 30, 2007 with a final purchase price of $244.2 million. NWD is now known as NFG. The purchase was accounted for at historical cost in a manner similar to a pooling of interests because the involved entities are under common control. NFG is reflected in the Company’s current and prior year consolidated financial statements at the historical cost of the transferred net assets to provide comparative information as though the companies were combined for all periods presented. The excess purchase price over the historical cost of the acquired net assets was accounted for as a $202.5 million equity transaction. In addition, NFG paid a $42.0 million dividend to Nationwide Corp. during the second quarter of 2007 but prior to the acquisition date.

(p) Change in Accounting Principle

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(q) Summary of Impact of NFG Acquisition and Change in Accounting Principle

The Company has presented its consolidated financial statements and accompanying notes as applicable for all years presented to reflect the NFG acquisition and to retroactively apply the adoption of the change in accounting principle described above.

The following tables summarize the impact of the items described above for the years ended December 31:

(in millions, except per share amounts)	NFG Acquisition	Change in Accounting Principle	Total
2007
Net investment income	$1.8	$—	$1.8
Other income	213.2	—	213.2
Other operating expenses	165.5	1.9	167.4
Net income	44.9	(1.2)	43.7

Earnings per common share:
Basic	$0.32	$(0.01)	$0.31
Diluted	0.31	(0.01)	0.30

2006
Net investment income	$0.9	$—	$0.9
Other income	171.4	—	171.4
Other operating expenses	152.3	4.2	156.5
Net income	12.9	(2.7)	10.2

Earnings per common share:
Basic	$0.09	$(0.02)	$0.07
Diluted	0.09	(0.02)	0.07

2005
Net investment income	$0.2	$—	$0.2
Other income	137.6	—	137.6
Other operating expenses	119.2	0.6	119.8
Net income	12.1	(0.4)	11.7

Earnings per common share:
Basic	$0.08	$—	$0.08
Diluted	0.08	—	0.08

The cumulative effect of the changes described above as of January 1, 2006 was an increase of $148.0 million to retained earnings and a decrease of $110.8 million to additional paid-in capital.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(r) Share-Based Payments

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), and began expensing, at fair value, the costs resulting from share-based payment transactions. The following table summarizes share-based payment expense for the years ended December 31:

(in millions, except per share amounts)	2007	2006
Share-based payment expense	$9.4	$8.6
Share-based payment expense, net of taxes	6.1	5.6

Expense per common share, net of taxes:
Basic	$0.04	$0.04
Diluted	0.04	0.04

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

The following table summarizes the effect on net income and earnings per common share for the year ended December 31, 2005, if the Company had accounted for compensation cost for employee stock options in accordance with the fair value accounting method, as permitted by SFAS 123:

(in millions, except per share amounts)
Net income, as reported	$610.4
Less total share-based payment expense determined under fair value method, net of taxes	7.9

Pro forma net income	$602.5

Earnings per common share:
Basic, as reported	$3.99
Basic, pro forma	3.94
Diluted, as reported	3.97
Diluted, pro forma	3.92

The Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) covers selected employees, directors and agents of the Company and certain of its affiliates. The LTEP provides for the grant of any or all of the following types of stock-based compensation awards: (1) stock options for shares of Class A common stock; (2) restricted stock; (3) stock-based Nationwide value added (NVA) awards; (4) stock appreciation rights (SARs), either in tandem with stock options or freestanding; and (5) performance shares and performance units. The LTEP provides that it will remain in effect, subject to the right of the Company’s Board of Directors to terminate it sooner, until all shares subject to the LTEP have been delivered under awards. However, in no event may any LTEP award of incentive stock options be granted on or after February 27, 2012. The number of shares of Class A common stock that may be issued under the LTEP, or as to which SARs or other awards may be granted, currently may not exceed 20.1 million. As of December 31, 2007, 12.5 million shares of Class A common stock options have been granted. Shares issued upon option exercise are new shares not issued from treasury.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

Substantially all stock options (1) are non-qualified; (2) are granted with an exercise price at least equal to the fair value of shares on the grant date; (3) have a ten-year term; and (4) vest and become exercisable at the rate of one-third on each annual anniversary date of a three-year period of continued employment or upon retirement. Restricted stock awards are issued with a specific period of restriction varying by award as determined by the Compensation Committee of the Company’s Board of Directors. As of December 31, 2007, there were no outstanding NVA awards, SARs, performance shares or performance units payable in shares of Class A common stock.

The Nationwide Financial Services, Inc. Second Amended and Restated Stock Retainer Plan for Non-Employee Directors (Director Stock Retainer Plan) covers non-employee directors of the Company. The Director Stock Retainer Plan provides that payment of all or a portion of the retainer payable to a member of the board of directors may be made in shares of Class A common stock or in deferred stock units (DSUs). DSUs vest upon grant and are valued at the current fair value of the Company’s Class A common stock. They will be settled in cash or stock, pursuant to the terms of the applicable award agreement, in the January following the director’s termination from the board. As of December 31, 2007, there were approximately 41,000 DSUs outstanding. All outstanding DSUs will be settled in cash.

The following table summarizes outstanding stock options for the year ended December 31, 2007:

(options in millions)	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	6.0	$36.88
Granted	0.6	55.02
Exercised	(1.7)	37.25
Cancelled	(0.2)	41.16

Outstanding, end of period	4.7	39.05

Vested and exercisable, end of period	3.4	$35.80

As of December 31, 2007, vested and exercisable stock options had an aggregate intrinsic value of $32.0 million with a weighted average remaining contractual term of approximately 5 years. Stock options exercised during 2007 had an aggregate intrinsic value of approximately $29.9 million.

The following table summarizes nonvested stock options for the year ended December 31, 2007:

(options in millions)	Options on Class A common stock	Weighted average grant date fair value
Nonvested, beginning of period	1.6	$12.18
Granted	0.6	15.61
Vested	(0.8)	11.66
Cancelled	(0.1)	12.39

Nonvested, end of period	1.3	14.12

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

As of December 31, 2007, the total share-based payment cost related to nonvested stock options not yet recognized was approximately $9.9 million. The weighted average period over which this cost was expected to be recognized was approximately 1 year.

The fair values of stock options are estimated on the dates of grant using a Black-Scholes option-pricing model. In accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R (FSP FAS 123R-2), the total of 745,818 stock options awarded by the Compensation Committee in February and March 2006 were not considered granted for accounting purposes until April 2006 when the awards were communicated to recipients. Accordingly, the fair values of these awards were not estimated until the April 2006 effective grant date, and the related expense was recognized in the financial statements beginning in the second quarter of 2006.

The following table summarizes the weighted average fair value of options granted and assumptions used to determine the fair value of options granted for the years ended December 31:

	2007	2006	2005
Fair value of options granted	$15.61	$14.06	$11.04
Dividend yield	1.89%	2.11%	2.06%
Expected volatility	27.14%	31.88%	32.78%
Risk-free interest rate	4.70%	4.92%	3.78%
Expected life (years)	5.7	5.9	5.5

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

(3) Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which replaces SFAS No. 141, Business Combinations (SFAS 141). The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Accordingly, SFAS 141R establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R is applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The Company currently is evaluating the impact of adopting SFAS 141R.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also amends certain consolidation procedures prescribed by Accounting Research Bulletin No. 51, Consolidated Financial Statements, for consistency with the requirements of SFAS 141R. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company currently is evaluating the impact of adopting SFAS 160.

In June 2007, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). For those entities that are investment companies under SOP 07-1, this SOP also addresses whether the specialized industry accounting principles of the Guide (i.e., fair value accounting) should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. The provisions of SOP 07-1 were to be effective for fiscal years beginning on or after December 15, 2007. On February 14, 2008, the FASB issued FSP SOP 07-1-1, which delays indefinitely the effective date of SOP 07-1. The Company will monitor the FASB and AICPA deliberations regarding this standard.

In April 2007, the FASB issued FSP FIN 39-1, An Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with paragraph 10 of Interpretation 39. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. FSP FIN 39-1 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. In addition, SFAS 159 does not establish requirements for recognizing and measuring dividend income, interest income or interest expense, nor does it eliminate disclosure

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements (SFAS 157), and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company will elect adoption of SFAS 159 for certain financial instruments effective January 1, 2008, which is not expected to have a material impact on the Company’s financial position or results of operations. The Company will assess election for new financial assets or liabilities on a prospective basis.

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

In September 2006, the FASB issued SFAS 157. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and requires new disclosures about fair value measurements. SFAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. For assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition, the reporting entity shall disclose information that enables financial statement users to assess the inputs used to develop those measurements. For recurring fair value measurements using significant unobservable inputs, the reporting entity shall disclose the effect of the measurements on earnings for the period. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt SFAS 157 effective January 1, 2008. SFAS 157 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

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

December 31, 2007, 2006 and 2005

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

December 31, 2007, 2006 and 2005

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

In December 2004, the FASB issued SFAS 123R, which replaces SFAS No. 123 and supersedes APB 25. SFAS 123R requires companies to expense at fair value all costs resulting from share-based payment transactions, except for equity instruments held by employee share ownership plans. SFAS 123R also amended SFAS No. 95, Statement of Cash Flows, to require excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. In March 2005, the SEC issued SAB No. 107, which summarizes the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views on the valuation of share-based payments for public companies. The Company considered this guidance in its adoption of SFAS 123R. SFAS 123R as issued by the FASB was to be effective for the Company as of the beginning of the first reporting period that began after June 15, 2005. However, in April 2005, the SEC adopted a rule that amended the effective date of SFAS 123R. The SEC’s new rule allowed companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, beginning after June 15, 2005. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method. The cumulative effect of adoption of SFAS 123R did not have a material impact on the Company’s financial position or results of operations. See Note 2(r) for information on the Company’s share-based payments.

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

December 31, 2007, 2006 and 2005

prospective application may make a one-time election to adopt the transition method described in this FSP. The Company elected to use the alternative transition method effective January 1, 2006. The Company’s adoption of FSP FAS 123R-3 did not have a material impact on the Company’s financial position or results of operations.

In October 2005, the FASB issued FSP FAS 123R-2. This FSP is a practical accommodation in determining the grant date of an award subject to SFAS 123R, assuming all other criteria in the grant date definition have been met. According to this FSP, a mutual understanding of the key terms and conditions of an award to an individual employee will be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements (that is, by the Board or management with the relevant authority) if certain conditions are met. The Company adopted FSP FAS 123R-2 effective January 1, 2006. FSP FAS 123R-2 has not had a material impact on the Company’s financial position or results of operations. See Note 2(r) for a discussion of the impact of FSP FAS 123R-2 on 2006 grants.

(4) Fair Value of Financial Instruments

Assets and liabilities that are presented at fair value in the consolidated balance sheets are not included in the disclosures below, including investment securities, cash, separate accounts, securities lending collateral and derivative financial instruments. Those financial assets and liabilities not presented at fair value are discussed below.

The fair value of a financial instrument is defined as the amount at which the financial instrument could be bought or sold, or in the case of liabilities incurred or settled, in a current transaction between willing parties. In cases where quoted market prices are not available, fair value is based on the best information available in the circumstances. Such estimates of fair value consider prices for similar assets or similar liabilities and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using discount rates commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models and fundamental analysis. Valuation techniques for measuring assets and liabilities must be consistent with the objective of measuring fair value and should incorporate assumptions that market participants would use in their estimates of values, future revenues and future expenses, including assumptions about interest rates, default, prepayment and volatility.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

Policy loans: The carrying amount reported in the consolidated balance sheets approximates fair value.

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

Short-term debt: The carrying amount reported in the consolidated balance sheets approximates fair value.

Long-term debt: The fair values for senior notes are based on quoted market prices. The fair values of the junior subordinated debentures issued to a related party are based on quoted market prices of the capital securities of Nationwide Financial Services Capital Trust I (Trust I), which approximate the fair value of this obligation.

The following table summarizes the carrying values and estimated fair values of financial instruments subject to disclosure requirements as of December 31:

	2007		2006
(in millions)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments:
Mortgage loans on real estate, net	$8,316.1	$8,335.7	$8,909.8	$8,821.5
Policy loans	1,018.3	1,018.3	966.9	966.9

Liabilities
Investment contracts	(25,546.0)	(23,937.6)	(28,225.1)	(26,527.0)
Short-term debt	(309.3)	(309.3)	(85.2)	(85.2)
Long-term debt	(1,565.1)	(1,566.8)	(1,398.5)	(1,437.5)

(5) Derivative Financial Instruments

Qualitative Disclosure

Interest Rate Risk Management

The Company periodically purchases fixed rate investments to back variable rate liabilities. As a result, the Company can be exposed to interest rate risk due to the mismatch between variable rate liabilities and fixed rate assets. In an effort to mitigate the risk from this mismatch, the Company enters into various types of derivative instruments, with fluctuations in the fair values of the derivatives offsetting changes in the fair values of the investments resulting from changes in interest rates. The Company principally uses pay fixed/receive variable interest rate swaps to manage this risk.

Under these interest rate swaps, the Company receives variable interest rate payments and makes fixed rate payments. The fixed interest paid on the swap offsets the fixed interest received on the investment, resulting in the Company receiving the variable interest payments on the swap, generally 3-month U.S. London Interbank Offered Rate (LIBOR), and the credit spread on the investment. The net receipt of a variable rate will then more closely match the variable rate paid on the liability.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

As a result of entering into fixed rate commercial mortgage loan and private placement commitments, the Company is exposed to changes in the fair value of such commitments due to changes in interest rates during the commitment period prior to funding of the loans. In an effort to manage this risk, the Company enters into short U.S. Treasury futures and/or pay fixed interest rate swaps during the commitment period. With short U.S. Treasury futures or pay fixed interest rate swaps, if interest rates rise/fall, the gains/losses on the futures will offset the change in fair value of the commitment attributable to the change in interest rates.

The Company periodically purchases variable rate investments such as commercial mortgage loans and corporate bonds. As a result, the Company can be exposed to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the assets are funded with fixed rate liabilities. In an effort to manage this risk, the Company may enter into receive fixed/pay variable interest rate swaps.

In using these interest rate swaps, the Company receives fixed interest rate payments and makes variable rate payments. The variable interest paid on the swap offsets the variable interest received on the investment, resulting in the Company receiving the fixed interest payments on the swap and the credit spread on the investment. The net receipt of a fixed rate will then more closely match the fixed rate paid on the liability.

The Company manages interest rate risk at the segment level. Different segments may simultaneously hedge interest rate risks associated with owning fixed and variable rate investments considering the risk relevant to a particular segment.

Foreign Currency Risk Management

In conjunction with the Company’s MTN program, the Company periodically issues both fixed and variable rate liabilities denominated in foreign currencies. As a result, the Company is exposed to changes in the fair value of liabilities due to changes in foreign currency exchange rates and related interest rates. In an effort to manage these risks, the Company enters into cross-currency interest rate swaps.

The Company is exposed to changes in the fair value of fixed rate investments denominated in a foreign currency due to changes in foreign currency exchange rates and related interest rates. In an effort to manage this risk, the Company uses cross-currency interest rate hedges to swap these asset characteristics to variable U.S. dollar rate instruments. Cross-currency interest rate swaps on assets are structured to pay a fixed rate, in a foreign currency, and receive a variable U.S. dollar rate, generally 3-month U.S. LIBOR. These derivative instruments are designated as a fair value hedge of a fixed rate foreign denominated asset.

Cross-currency interest rate swaps on variable rate investments are structured to pay a variable rate, in a foreign currency, and receive a fixed U.S. dollar rate. The terms of the foreign currency paid on the swap will exactly match the terms of the foreign currency received on the asset, thus eliminating currency risk. These derivative instruments are designated as a cash flow hedge.

Equity Market Risk Management

Asset fees calculated as a percentage of separate account assets are a significant source of revenue to the Company. As of December 31, 2007, approximately 82% of separate account assets were invested in equity mutual funds (approximately 83% as of December 31, 2006). Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and asset fee revenue. In

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which also may require the Company to accelerate amortization of DAC.

The Company’s long-term assumption for net separate account returns is 7% annual growth. If equity markets were unchanged throughout a given year, the Company estimates that its net earnings per diluted share, calculated using current weighted average diluted shares outstanding, would be approximately $0.05 to $0.10 less than if the Company’s long-term assumption for net separate account returns were realized. This analysis assumes no other factors change and that an unlocking of DAC assumptions would not be required. However, as it does each quarter, the Company would evaluate its DAC balance and underlying assumptions to determine the need for unlocking. The Company can provide no assurance that the experience of flat equity market returns would not result in changes to other factors affecting profitability, including the possibility of unlocking of DAC assumptions.

Many of the Company’s individual variable annuity contracts offer GMDB features. A GMDB generally provides a benefit if the annuitant dies and the contract value is less than a specified amount, which may be based on premiums paid less amounts withdrawn or contract value on a specified anniversary date. A decline in the stock market causing the contract value to fall below this specified amount, which varies from contract to contract based on the date the contract was entered into as well as the GMDB feature elected, will increase the net amount at risk, which is the GMDB in excess of the contract value. This could result in additional GMDB claims.

In an effort to mitigate this risk, the Company implemented a GMDB economic hedging program for certain new and existing business. Prior to implementation of the GMDB hedging program in 2000, the Company managed this risk primarily by entering into reinsurance arrangements. The GMDB economic hedging program is designed to offset changes in the economic value of the designated GMDB obligation. Currently the program shorts S&P 500 Index futures, which provides an offset to changes in the value of the designated obligation. The futures are not designated as hedges and, therefore, hedge accounting is not applied. The Company’s economic and accounting hedges are not perfectly offset. Therefore, the economic hedging activity is likely to lead to earnings volatility. This volatility was negligible in 2007. As of December 31, 2007 and 2006, the Company’s net amount at risk was $528.0 million and $574.3 million before reinsurance, respectively, and $319.3 million and $196.2 million net of reinsurance, respectively. As of December 31, 2007 and 2006, the Company’s reserve for GMDB claims was $47.6 million and $29.6 million, respectively.

The Company also offers certain variable annuity products with guaranteed minimum accumulation benefit (GMAB), guaranteed lifetime withdrawal benefit (GLWB) and hybrid GMAB/GLWB riders (collectively referred to as living benefits). A GMAB provides the contractholder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified time period (5, 7 or 10 years) selected by the contractholder at the time of issuance of a variable annuity contract. In some cases, the contractholder also has the option, after a specified time, to drop the rider and continue the variable annuity contract without the GMAB. The design of the GMAB rider limits the risk to the Company in a variety of ways including asset allocation requirements, which serve to reduce the Company’s potential exposure to underlying fund performance risks. Specifically, the terms in the GMAB rider limit policyholder asset allocation by either (1) requiring partial allocation of assets to a guaranteed term option (a fixed rate investment option) and excluding certain funds that are highly volatile or difficult to hedge or (2) requiring all assets be allocated to one of the approved asset allocation funds or models defined by the Company.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

Beginning in March 2005, the Company began offering a hybrid GMAB/GLWB through its Capital Preservation Plus Lifetime Income (CPPLI) contract rider. This living benefit combines a GMAB feature in its first 5-10 years with a lifetime withdrawal benefit election at the end of the GMAB feature. Upon maturity of the GMAB, the contractholder can elect the lifetime withdrawal benefit, which would continue for the duration of the insured’s life; elect a new CPPLI rider; or drop the rider completely and continue the variable annuity contract without any rider. If the lifetime withdrawal benefit is elected and the insured’s contract value is exhausted through such withdrawals and market conditions, the Company will continue to fund future withdrawals at a pre-defined level until the insured’s death. In some cases, the contractholder has the right to drop the GLWB portion of this rider or periodically reset the guaranteed withdrawal basis to a higher level. This benefit requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy as previously described above.

In March 2006, the Company added Lifetime Income (L.inc), a stand-alone GLWB, to complement CPPLI in its product offerings. This rider is very similar to the hybrid benefit discussed above in that L.inc and CPPLI both have guaranteed withdrawal rates that increase based on the age at which the contractholder begins taking income. The withdrawal rates are applied to a benefit base to determine the guaranteed lifetime income amount available to a contractholder. The benefit base is equal to the variable annuity premium at contract issuance and may increase as a result of a ratchet feature that is driven by account performance and a roll-up feature that is driven by policy duration. Generally, the longer the contractholder waits before commencing withdrawals, the greater the guaranteed lifetime income. One key difference between L.inc and CPPLI is that the charge associated with L.inc is assessed against the benefit base. This is a risk mitigation feature as it alleviates much of the uncertainty around account performance and customer withdrawal patterns, both of which can lead to lower than expected revenue streams if the charge were assessed on account value. In June 2007, the Company added a feature to L.inc to allow for a lump settlement in lieu of lifetime withdrawals in certain situations.

The Company’s living benefit riders represent an embedded derivative in a variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivatives are carried at fair value. Subsequent changes in the fair value of the embedded derivatives are recognized in earnings as a component of net realized investment gains and losses. The fair value of the embedded derivatives is calculated based on a combination of capital market and actuarial assumptions. Projections of cash flows inherent in the valuation of the embedded derivative incorporate numerous assumptions including, but not limited to, expectations of contractholder persistency, contractholder withdrawal patterns, risk neutral market returns, correlations of market returns and market return volatility. As of December 31, 2007 and 2006, the net balance of the embedded derivatives for living benefits was a liability of $91.9 million and an asset of $23.7 million, respectively.

Similar to the Company’s economic hedging for GMDBs, the living benefits features are also being economically hedged. The primary risks being hedged are the exposures associated with declining equity market returns and downward interest rate movements. The Company employs a variety of instruments to mitigate this exposure including S&P 500 Index futures, U.S. Treasury futures, interest rate swaps and long-dated over-the-counter put options. The positions used in the economic hedging program are not designated as hedges and, therefore, hedge accounting is not applied. The living benefits hedging program is designed to offset changes in the economic value of the living benefits obligation to contractholders. Changes in the fair value of the embedded derivatives are likely to create volatility in earnings. The hedging activity associated with changes in the economic value of the living benefits obligations will likely mitigate a portion of this earnings volatility.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

Other Non-Hedging Derivatives

The Company periodically enters into basis swaps (receive one variable rate, pay another variable rate) to better match the cash flows received from the specific variable-rate investments with the variable rate paid on a group of liabilities. While the pay-side terms of the basis swap will be consistent with the terms of the asset, the Company is not able to match the receive-side terms of the derivative to a specific liability. Therefore, basis swaps do not receive hedge accounting treatment.

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

The Company also has purchased credit default protection on selected debt instruments exposed to short-term credit concerns, or because the combination of the corporate bond and purchased default protection provides sufficient spread and duration targeted by the Company. The purchased credit default protection is not designated for hedge accounting treatment.

Quantitative Disclosure

Fair Value Hedges

During the years ended December 31, 2007, 2006 and 2005, a net loss of $2.4 million, a net gain of $2.9 million and a net gain of $4.1 million, respectively, were recognized in net realized investment gains and losses. This represents the ineffective portion of the fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instruments’ changes in fair value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

Cash Flow Hedges

For the years ended December 31, 2007, 2006 and 2005, the ineffective portion of cash flow hedges was a net loss of $1.4 million, a net loss of $1.5 million and a net gain of $3.2 million, respectively. There were no net gains or losses attributable to the portion of the derivative instruments’ changes in fair value excluded from the assessment of hedge effectiveness.

In general, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted transactions, other than those relating to variable interest on existing financial instruments, is twelve months or less. However, in 2003 the Company entered into a hedge of a forecasted purchase of shares of a mutual fund tied to the S&P 500 Index where delivery of the shares will occur in 2033.

During 2007, the Company did not discontinue any cash flow hedges because the original forecasted transaction was no longer probable. Additionally, no amounts were reclassified from AOCI into earnings due to the probability that a forecasted transaction would not occur.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

Other Derivative Instruments, Including Embedded Derivatives

Net realized investment gains and losses for the years ended December 31, 2007, 2006 and 2005 included net losses of $12.4 million, $0.5 million and $9.1 million, respectively, related to other derivative instruments, including embedded derivatives, not designated in hedging relationships. In addition, the Individual Investments segment included net losses of $51.8 million (recorded as a $41.7 million net realized loss, net investment income of $2.6 million and annuity expense of $12.7 million) and $11.4 million (recorded as net investment income of $10.7 million and annuity expense of $22.1 million) for the years ended December 31, 2007 and 2006, respectively, related to other derivative instruments, including embedded derivatives, not designated in hedging relationships. For the years ended December 31, 2007, 2006 and 2005, net losses of $0.5 million, $10.6 million and $80.7 million, respectively, were recorded in net realized investment gains and losses reflecting the change in fair value of cross-currency interest rate swaps hedging variable rate MTNs denominated in foreign currencies. No additional net gains were recorded in net realized investment gains and losses to reflect the change in spot rates of these foreign currency denominated obligations during the year ended December 31, 2007 compared to $14.1 million and $78.3 million during the years ended December 31, 2006 and 2005, respectively.

The following table summarizes the notional amount of derivative financial instruments outstanding as of December 31:

(in millions)	2007	2006
Interest rate swaps:
Pay fixed/receive variable rate swaps hedging investments	$1,692.9	$1,930.5
Pay variable/receive fixed rate swaps hedging investments	21.0	60.4
Pay fixed/receive variable rate swaps hedging liabilities	1,120.7	1,048.8
Pay variable/receive fixed rate swaps hedging liabilities	343.1	—
Cross-currency interest rate swaps:
Hedging foreign currency denominated investments	375.5	452.9
Hedging foreign currency denominated liabilities	1,144.1	1,137.1
Credit default swaps	300.3	376.8
Other non-hedging instruments	518.1	101.8
Equity option contracts	2,361.8	1,640.7
Interest rate futures contracts	371.3	214.2

Total	$8,248.8	$6,963.2

The notional value is the amount upon which exchanges of interest are based. Exposure to a counterparty arises if the net expected cash flows are positive, as calculated based on forward interest rate curves and notional contract values.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(6) Investments

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$172.8	$17.4	$0.9	$189.3
Agencies not backed by the full faith and credit of the U.S. Government	418.1	61.5	—	479.6
Obligations of states and political subdivisions	273.3	1.7	2.8	272.2
Debt securities issued by foreign governments	56.2	2.5	0.3	58.4
Corporate securities
Public	9,233.2	175.2	178.8	9,229.6
Private	6,010.7	135.7	66.9	6,079.5
Mortgage-backed securities	7,142.5	40.3	108.2	7,074.6
Asset-backed securities	3,957.1	33.4	184.5	3,806.0

Total fixed maturity securities	27,263.9	467.7	542.4	27,189.2
Equity securities	117.5	8.3	1.6	124.2

Total securities available-for-sale	$27,381.4	$476.0	$544.0	$27,313.4

December 31, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$179.0	$12.2	$2.1	$189.1
Agencies not backed by the full faith and credit of the U.S. Government	564.5	46.2	2.3	608.4
Obligations of states and political subdivisions	274.7	0.7	7.4	268.0
Debt securities issued by foreign governments	36.2	1.7	0.2	37.7
Corporate securities
Public	9,732.8	220.0	127.4	9,825.4
Private	6,605.1	131.5	83.8	6,652.8
Mortgage-backed securities	6,946.0	23.8	122.8	6,847.0
Asset-backed securities	3,728.9	45.5	42.8	3,731.6

Total fixed maturity securities	28,067.2	481.6	388.8	28,160.0
Equity securities	57.2	11.0	0.6	67.6

Total securities available-for-sale	$28,124.4	$492.6	$389.4	$28,227.6

The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates, investment quality ratings and credit spreads. In addition, the Company may be likely to experience realized investment losses to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The table below summarizes the amortized cost and estimated fair values of fixed maturity securities available-for-sale, by maturity, as of December 31, 2007. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$1,523.3	$1,525.8
Due after one year through five years	6,891.4	7,002.2
Due after five years through ten years	4,117.4	4,155.2
Due after ten years	3,632.2	3,625.4

Subtotal	16,164.3	16,308.6
Mortgage-backed securities	7,142.5	7,074.6
Asset-backed securities	3,957.1	3,806.0

Total	$27,263.9	$27,189.2

The following table presents the components of net unrealized (losses) gains on securities available-for-sale, as of December 31:
(in millions)	2007	2006
Net unrealized (losses) gains, before adjustments and taxes	$(68.0)	$103.2
Adjustment to DAC	87.1	83.3
Adjustment to VOBA	1.4	(6.6)
Adjustment to future policy benefits and claims	(80.9)	(86.8)
Adjustment to policyholder dividend obligation	(13.8)	(16.0)
Deferred federal income tax benefit (expense)	26.1	(27.1)

Net unrealized (losses) gains	$(48.1)	$50.0

The following table presents an analysis of the net decrease in net unrealized gains on securities available-for-sale before adjustments and taxes for the years ended December 31:

(in millions)	2007	2006	2005
Fixed maturity securities	$(167.5)	$(182.4)	$(818.4)
Equity securities	(3.7)	(0.4)	(3.1)

Net decrease	$(171.2)	$(182.8)	$(821.5)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

For securities available-for-sale as of the dates indicated, the following table summarizes the Company’s gross unrealized losses based on the amount of time each type of security has been in an unrealized loss position:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$23.7	$0.6	$4.2	$0.3	$27.9	$0.9
Agencies not backed by the full faith and credit of the U.S. Government	—	—	13.9	—	13.9	—
Obligations of states and political subdivisions	23.9	0.2	154.3	2.6	178.2	2.8
Debt securities issued by foreign governments	26.4	0.3	1.2	—	27.6	0.3
Corporate securities
Public	2,452.6	103.4	2,287.7	75.4	4,740.3	178.8
Private	740.4	18.8	2,076.6	48.1	2,817.0	66.9
Mortgage-backed securities	1,448.4	27.6	2,775.7	80.6	4,224.1	108.2
Asset-backed securities	1,515.3	132.3	1,211.6	52.2	2,726.9	184.5

Total fixed maturity securities	6,230.7	283.2	8,525.2	259.2	14,755.9	542.4
Equity securities	37.5	1.6	0.1	—	37.6	1.6

Total	$6,268.2	$284.8	$8,525.3	$259.2	$14,793.5	$544.0

% of gross unrealized losses		52%		48%

December 31, 2006:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$66.5	$1.0	$29.9	$1.1	$96.4	$2.1
Agencies not backed by the full faith and credit of the U.S. Government	31.7	0.1	125.2	2.2	156.9	2.3
Obligations of states and political subdivisions	84.5	1.0	161.9	6.4	246.4	7.4
Debt securities issued by foreign governments	12.8	0.1	1.3	0.1	14.1	0.2
Corporate securities
Public	2,627.7	27.8	3,525.8	99.6	6,153.5	127.4
Private	1,288.6	15.0	2,165.1	68.8	3,453.7	83.8
Mortgage-backed securities	966.9	7.6	4,194.0	115.2	5,160.9	122.8
Asset-backed securities	580.2	4.5	1,475.0	38.3	2,055.2	42.8

Total fixed maturity securities	5,658.9	57.1	11,678.2	331.7	17,337.1	388.8
Equity securities	17.6	0.3	3.4	0.3	21.0	0.6

Total	$5,676.5	$57.4	$11,681.6	$332.0	$17,358.1	$389.4

% of gross unrealized losses		15%		85%

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The Company has assets that have been in an unrealized loss position for more than one year that are not other-than-temporarily impaired. The Company reviews each asset in an unrealized loss position and evaluates whether or not the loss is other-than-temporary. This evaluation considers several factors, including the extent of the unrealized loss, the rating of the affected security, the Company’s ability and intent to hold the security until recovery, and economic conditions that could affect the creditworthiness of the issuer. As of December 31, 2007, assets that have been in an unrealized loss position for more than one year totaled $259.2 million, or 48% of the Company’s total unrealized losses. Of this total, $231.8 million, or 89%, were classified as investment grade securities, as defined by the National Association of Insurance Commissioners (NAIC).

As noted in the table above, the majority of the increases in the Company’s unrealized losses from December 31, 2006 to December 31, 2007 were attributable to corporate securities and asset-backed securities (ABSs). These increased loss positions primarily were driven by the combined impacts of interest rate movements, volatility in investment quality ratings and credit spreads, and illiquid markets.

As of December 31, 2007, 67% of the Company’s corporate securities in unrealized loss positions, or $164.1 million, were classified as investment grade, as defined by the NAIC. Of these investment grade corporate securities, 58%, or $95.9 million, have been in an unrealized loss position for more than one year, but 90% of those investments have ratios of estimated fair value to amortized cost of at least 90%. Of the Company’s corporate securities in unrealized loss positions classified as non-investment grade, 66% have been in an unrealized loss position for less than one year.

As of December 31, 2007, 100% of the Company’s ABSs in unrealized loss positions, or $184.5 million, were classified as investment grade, as defined by the NAIC. Of these investment grade ABSs, 72%, or $132.0 million, have been in an unrealized loss position for less than one year, but 33% of those investments have ratios of estimated fair value to amortized cost of at least 90%. Of the Company’s ABSs in unrealized loss positions that have been in loss positions for more than one year, 58% have ratios of estimated fair value to amortized cost of at least 90%.

For fixed maturity securities that are available-for-sale as of December 31, 2007, the following table summarizes the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, in an unrealized loss position for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
99.9% - 95.0%	$68.9	$116.2	$185.1	$15.5	$7.0	$22.5	$84.4	$123.2	$207.6
94.9% - 90.0%	50.3	84.0	134.3	11.4	4.1	15.5	61.7	88.1	149.8
89.9% - 85.0%	37.6	18.9	56.5	3.8	7.5	11.3	41.4	26.4	67.8
84.9% - 80.0%	12.8	5.8	18.6	3.0	1.4	4.4	15.8	7.2	23.0
Below 80.0%	59.2	6.9	66.1	20.7	7.4	28.1	79.9	14.3	94.2

Total	$228.8	$231.8	$460.6	$54.4	$27.4	$81.8	$283.2	$259.2	$542.4

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

As noted in the table above, as of December 31, 2007, 65% of the Company’s investments in an unrealized loss position had ratios of estimated fair value to amortized cost of at least 90%. In addition, 84% of the Company’s investments in an unrealized loss position were classified as investment grade, as defined by the NAIC. Of the Company’s investments in unrealized loss positions classified as non-investment grade, 67% have been in an unrealized loss position for less than one year.

The NAIC assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded and privately placed securities. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of December 31, 2007 and 2006.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of December 31:

(in millions)		2007		2006
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$19,153.4	$19,056.5	$19,362.3	$19,351.3
2	Baa	6,445.9	6,512.7	6,928.8	6,997.2
3	Ba	1,194.0	1,166.7	1,091.5	1,101.6
4	B	348.2	341.6	647.8	659.8
5	Caa and lower	83.8	73.1	18.5	27.3
6	In or near default	38.6	38.6	18.3	22.8

	Total	$27,263.9	$27,189.2	$28,067.2	$28,160.0

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

Recent conditions in the securities markets, including changes in interest rates, investment quality ratings, liquidity and credit spreads, have resulted in declines in the values of investment securities, including mortgage-backed securities (MBSs) and ABSs. When evaluating whether these securities are other-than-temporarily impaired, the Company considers characteristics of the underlying collateral, such as delinquency and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, expected future cash flows, and the Company’s ability and intent to hold the security to recovery. These same factors also affect the estimated fair value of these securities.

The Company’s investments in MBSs and ABSs include securities that are supported by Alt-A and Sub-prime collateral. The Company considers Alt-A collateral to be mortgages whose underwriting standards do not qualify the mortgage for regular conforming or jumbo loan programs. Typical underwriting characteristics that cause a mortgage to fall into the Alt-A classification may include, but are not limited to, inadequate loan documentation of a borrower’s financial information, debt-to-income ratios above normal lending limits, loan-to-value ratios above normal lending limits that do not have primary mortgage insurance, a borrower who is a temporary resident, and loans securing non-conforming types of real estate. Alt-A mortgages are generally issued

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

to borrowers having higher Fair Isaac Credit Organization (FICO) scores, and the lender typically issues a slightly higher interest rate for such mortgages. The Company considers Sub-prime collateral to be mortgages that are first-lien mortgage loans issued to Sub-prime borrowers, as demonstrated by recent delinquent rent or housing payments or substandard FICO scores. Second-lien mortgage loans are also considered Sub-prime. The amortized cost and estimated fair value of the Company’s investments in securities containing Alt-A collateral totaled $2,279.3 and $2,230.3, respectively, and the amortized cost and estimated fair value of the Company’s investments in securities containing Sub-prime collateral totaled $864.4 and $809.3, respectively. As of December 31, 2007, 100.0% and 95.2% of securities containing Alt-A and Sub-prime collateral, respectively, were rated AA or better. In addition, 55.2% and 71.2% of Alt-A and Sub-prime collateral, respectively, was originated in 2005 or earlier.

Proceeds from the sale of securities available-for-sale during 2007, 2006 and 2005 were $5.02 billion, $2.65 billion and $3.48 billion, respectively. During 2007, gross gains of $77.9 million ($66.6 million and $88.5 million in 2006 and 2005, respectively) and gross losses of $73.8 million ($71.2 million and $24.1 million in 2006 and 2005, respectively) were realized on those sales.

Real estate held for use was $17.8 million and $38.8 million as of December 31, 2007 and 2006, respectively. These assets are carried at cost less accumulated depreciation, which was $3.6 million and $16.0 million as of December 31, 2007 and 2006, respectively. The carrying value of real estate held for sale was $4.0 million and $16.0 million as of December 31, 2007 and 2006, respectively.

The carrying value of commercial mortgage loans on real estate considered to be impaired was $7.4 million as of December 31, 2007 ($17.5 million as of December 31, 2006), for which the related valuation allowance was $3.0 million ($12.3 million as of December 31, 2006). No valuation allowance exists for collateral dependent commercial mortgage loans for which the fair value of the collateral is estimated to be greater than the carrying value. During 2007, the average carrying value of impaired mortgage loans on real estate was $3.7 million ($3.5 million in 2006). Interest income on those loans, which is recognized on a cash basis, was $0.4 million in 2007 ($1.9 million in 2006).

The following table summarizes activity in the valuation allowance account for mortgage loans on real estate for the years ended December 31:

(in millions)	2007	2006	2005
Allowance, beginning of period	$36.0	$35.1	$36.9
Net (reductions) additions to allowance	(11.2)	0.9	(1.8)

Allowance, end of period	$24.8	$36.0	$35.1

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The following table summarizes net realized investment (losses) gains from continuing operations by source for the years ended December 31:

(in millions)	2007	2006	2005
Total realized gains on sales, net of hedging losses	78.9	98.7	98.5
Total realized losses on sales, net of hedging gains	(85.0)	(75.6)	(28.7)
Total other-than-temporary and other investment impairments	(116.9)	(16.8)	(41.2)
Credit default swaps	(7.5)	(1.1)	(7.5)
Periodic net coupon settlements on non-qualifying derivatives	1.7	1.9	1.0
Other derivatives	(29.4)	(0.6)	1.2
Trading portfolio valuation (loss) gain	(5.7)	—	0.4

Total realized (losses) gains before adjustments	(163.9)	6.5	23.7
Amounts credited to policyholder dividend obligation	(2.5)	0.1	(5.2)
Other	1.2	2.5	2.3

Net realized investment (losses) gains	$(165.2)	$9.1	$20.8

The following table summarizes net investment income from continuing operations by investment type for the years ended December 31:

(in millions)	2007	2006	2005
Securities available-for-sale:
Fixed maturity securities	$1,547.4	$1,582.4	$1,628.8
Equity securities	5.1	3.5	4.4
Trading assets	3.4	2.1	2.2
Mortgage loans on real estate	554.1	577.8	619.5
Short-term investments	44.6	56.6	23.5
Other	190.8	150.5	128.9

Gross investment income	2,345.4	2,372.9	2,407.3
Less investment expenses	68.7	72.7	63.2

Net investment income	$2,276.7	$2,300.2	$2,344.1

Fixed maturity securities with an amortized cost of $198.8 million and $21.7 million as of December 31, 2007 and 2006, respectively, were on deposit with various regulatory agencies as required by law.

As of December 31, 2007 and 2006, the Company had received $604.6 million and $886.7 million, respectively, of cash collateral on securities lending. The Company had not received any non-cash collateral on securities lending as of December 31, 2007 and 2006. As of December 31, 2007 and 2006, the Company had loaned securities with a fair value of $593.0 million and $859.9 million, respectively.

As of December 31, 2007 and 2006, the Company had received $245.4 million and $171.0 million, respectively, of cash for derivative collateral. The Company also held $18.5 million and $12.8 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company had pledged fixed maturity securities with a fair value of $18.8 million as collateral to various derivative counterparties compared to none as of December 31, 2006.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(7) Value of Business Acquired and Other Intangible Assets

The following table presents a reconciliation of VOBA for the years ended December 31:

(in millions)	2007	2006
Balance at beginning of period	$392.7	$449.7
Amortization of VOBA	(47.0)	(46.0)
Net realized losses on investments	1.1	2.4

Subtotal	346.8	406.1
Change in unrealized gain on available-for-sale securities	8.0	(13.4)

Balance at end of period	$354.8	$392.7

Interest on the unamortized VOBA balance (at interest rates ranging from 4.50% to 7.56%) is included in amortization and was $24.8 million, $27.5 million and $30.3 million during the years ended December 31, 2007, 2006 and 2005, respectively.

The following table summarizes intangible assets as of December 31:

		2007		2006
(in millions)	Initial useful life[1]	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing:
VOBA	28 years	$594.9	$241.5	$594.9	$195.6
Distribution forces	20 years	30.4	3.7	30.4	2.6
Other	14 years	19.7	10.1	20.0	8.1

Total amortizing intangible assets		645.0	255.3	645.3	206.3
Non-amortizing:
State insurance licenses	Indefinite	8.0	—	8.0	—

Total intangible assets		$653.0	$255.3	$653.3	$206.3

[1]

The initial useful life was based on applicable assumptions. Actual periods are subject to revision based on variances from assumptions and other relevant factors. The state insurance licenses have indefinite lives and therefore are not amortized.

The Company’s annual impairment testing did not result in material impairment losses on intangible assets during 2007, 2006 and 2005.

Based on current assumptions, which are subject to change, the following table summarizes estimated amortization for the next five years ended December 31:

(in millions)	VOBA	Intangible assets with finite lives	Total intangible assets
2008	$33.4	$1.9	$35.3
2009	30.9	2.0	32.9
2010	28.8	2.2	31.0
2011	23.1	2.3	25.4
2012	19.6	2.4	22.0

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(8) Goodwill

The following table summarizes changes in the carrying value of goodwill by segment for the years indicated:

(in millions)	Retirement Plans	Individual Protection	Corporate and Other	Total
Balance as of December 31, 2005	$82.2	$282.3	$—	$364.5
Adjustments	—	(5.5)	—	(5.5)

Balance as of December 31, 2006	82.2	276.8	—	359.0
Adjustments	(18.7)	(49.0)	9.9	(57.8)

Balance as of December 31, 2007	$63.5	$227.8	$9.9	$301.2

The 2006 adjustment represents a write-down to fair value of the portion of NFS’ investment in TBG Financial that was contributed to the joint venture between TBG Financial and Mullin Consulting during the first quarter of 2006.

The 2007 adjustment in the Retirement Plans segment relates to the sale of The 401(k) Company. The 2007 adjustment in the Individual Protection segment relates to the discontinued operations of TBG Financial (see Note 2(n) for more information). The 2007 adjustment in the Corporate and Other segment relates to the merger of Nationwide Federal Credit Union into Nationwide Bank.

The Company’s 2007 annual impairment testing did not result in any impairments on existing goodwill.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(9) Closed Block

The amounts shown in the following tables for assets, liabilities, revenues and expenses of the closed block of NLICA are those that enter into the determination of amounts that are to be paid to policyholders.

The following table summarizes financial information for the closed block as of December 31:

(in millions)	2007	2006
Liabilities:
Future policyholder benefits	$1,860.4	$1,881.0
Policyholder funds and accumulated dividends	141.8	141.5
Policyholder dividends payable	30.9	30.1
Policyholder dividend obligation	60.7	64.0
Other policy obligations and liabilities	11.0	10.6

Total liabilities	2,104.8	2,127.2

Assets:
Fixed maturity securities available-for-sale, at estimated fair value	1,178.0	1,154.5
Mortgage loans on real estate	320.1	344.9
Policy loans	200.5	206.8
Other assets	156.4	159.2

Total assets	1,855.0	1,865.4

Excess of reported liabilities over assets	249.8	261.8

Portion of above representing other comprehensive income:
Decrease in unrealized gain on fixed maturity securities available-for-sale	(2.2)	(14.8)
Adjustment to policyholder dividend obligation	2.2	14.8

Total	—	—

Maximum future earnings to be recognized from assets and liabilities	$249.8	$261.8

Other comprehensive income:
Fixed maturity securities available-for-sale:
Fair value	$1,178.0	$1,154.5
Amortized cost	1,164.3	1,138.6
Shadow policyholder dividend obligation	(13.7)	(15.9)

Net unrealized appreciation	$—	$—

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The following table summarizes closed block operations for the years ended December 31:

(in millions)	2007	2006	2005
Revenues:
Premiums	$95.7	$98.0	$104.4
Net investment income	102.5	105.0	110.2
Realized investment (losses) gains	(1.5)	(4.1)	1.2
Realized (losses) gains credited to policyholder benefit obligation	(2.5)	0.1	(5.2)

Total revenues	194.2	199.0	210.6

Benefits and expenses:
Policy and contract benefits	136.4	137.9	142.7
Change in future policyholder benefits and interest credited to policyholder accounts	(19.3)	(22.8)	(28.5)
Policyholder dividends	61.1	58.3	55.6
Change in policyholder dividend obligation	(3.6)	5.7	17.7
Other expenses	1.2	1.2	1.2

Total benefits and expenses	175.8	180.3	188.7

Total revenues, net of benefits and expenses, before federal income tax expense	18.4	18.7	21.9
Federal income tax expense	6.4	6.5	7.7

Revenues, net of benefits and expenses and federal income tax expense	$12.0	$12.2	$14.2

Maximum future earnings from assets and liabilities:
Beginning of period	$261.8	$274.0	$288.2
Change during period	(12.0)	(12.2)	(14.2)

End of period	$249.8	$261.8	$274.0

Cumulative closed block earnings from inception through December 31, 2007 and 2006 were higher than expected as determined in the actuarial calculation. Therefore, policyholder dividend obligations (excluding the adjustment for unrealized gains on available-for-sale securities) were $47.0 million and $48.1 million at December 31, 2007 and 2006, respectively. Other adjustments include revisions to the prior year-end balances including primarily policyholder dividends payable and adjustments to current and deferred taxes.

(10) Variable Annuity Contracts

The Company issues traditional variable annuity contracts through its separate accounts, for which investment income and gains and losses on investments accrue directly to, and investment risk is borne by, the contractholder. The Company also issues non-traditional variable annuity contracts in which the Company provides various forms of guarantees to benefit the related contractholders. The Company provides four primary guarantee types under non-traditional variable annuity contracts: (1) GMDB; (2) GMAB; (3) guaranteed minimum income benefits (GMIB); (4) GLWB; and (5) a hybrid guarantee with GMAB and GLWB.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

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

The GMAB, offered in the Company’s Capital Preservation Plus contract rider, is a living benefit that provides the contractholder with a guaranteed return of premium, adjusted proportionately for withdrawals, after a specified time period (5, 7 or 10 years) selected by the contractholder at the issuance of the variable annuity contract. In some cases, the contractholder also has the option, after a specified time period, to drop the rider and continue the variable annuity contract without the GMAB. In general, the GMAB requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy.

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

December 31, 2007, 2006 and 2005

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

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of December 31:

	2007			2006
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$9,086.7	$18.7	62	$9,243.7	$33.9	60
Reset	18,055.4	62.1	64	17,752.7	49.3	63
Ratchet	15,931.7	133.3	66	13,651.6	31.7	65
Rollup	492.2	8.4	71	568.1	11.3	70
Combo	2,555.5	47.0	68	2,588.7	28.9	68

Subtotal	46,121.5	269.5	66	43,804.8	155.1	64
Earnings enhancement	519.2	49.8	62	477.8	41.1	61

Total—GMDB	$46,640.7	$319.3	65	$44,282.6	$196.2	63

GMAB[2]:
5 Year	$2,985.6	$4.6	N/A	$2,131.1	$0.1	N/A
7 Year	2,644.1	6.2	N/A	1,865.7	0.1	N/A
10 Year	927.3	1.3	N/A	784.0	—	N/A

Total—GMAB	$6,557.0	$12.1	N/A	$4,780.8	$0.2	N/A

GMIB[3]:
Ratchet	$425.2	$—	N/A	$450.6	$—	N/A
Rollup	1,119.9	—	N/A	1,187.1	—	N/A
Combo	0.3	—	N/A	0.5	—	N/A

Total—GMIB	$1,545.4	$—	N/A	$1,638.2	$—	N/A

GLWB:
L.inc	$2,865.8	$—	N/A	$993.8	$—	N/A

[1]

Net amount at risk is calculated on a seriatum basis and equals the respective guaranteed benefit less the account value (or zero if the account value exceeds the guaranteed benefit). As it relates to GMIB, net amount at risk is calculated as if all policies were eligible to annuitize immediately, although all GMIB options have a waiting period of at least 7 years from issuance, with the earliest annuitizations beginning in 2007.

[2]	GMAB contracts with the hybrid GMAB/GLWB rider had account values of $4.77 billion and $2.95 billion as of December 31, 2007 and 2006, respectively.
[3]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no material GMIB exposure.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The following table summarizes account balances of variable annuity contracts that were invested in separate accounts as of December 31:

(in millions)	2007	2006
Mutual funds:
Bond	$5,170.9	$4,499.2
Domestic equity	31,450.4	30,084.2
International equity	4,009.4	3,446.8

Total mutual funds	40,630.7	38,030.2
Money market funds	1,742.1	1,429.1

Total	$42,372.8	$39,459.3

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

The Company’s living benefit riders represent an embedded derivative in a variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivatives are carried at fair value. Subsequent changes in the fair value of the embedded derivatives are recognized in earnings as a component of net realized investment gains and losses. The fair value of the embedded derivatives is calculated based on a combination of capital market and actuarial assumptions.

The following assumptions and methodology were used to determine the GMDB claim reserves as of December 31, 2007 and 2006:

•	Data used was based on a combination of historical numbers and future projections generally involving 50 probabilistically generated economic scenarios

•	Mean gross equity performance—8.1%

•	Equity volatility—18.7%

•	Mortality—100% of Annuity 2000 table

•	Asset fees—equivalent to mutual fund and product loads

•	Discount rate—7.0% and 8.0% as of December 31, 2007 and 2006, respectively

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

Lapse rate assumptions vary by duration as shown below:

Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	4.00%	5.00%	6.00%	7.00%	8.00%	9.50%	10.00%	11.00%	14.00%	14.00%
Maximum	4.00%	5.00%	6.00%	7.00%	35.00%	35.00%	23.00%	35.00%	35.00%	23.00%

(11) Short-Term Debt

The following table summarizes short-term debt as of December 31:

(in millions)	2007	2006
$800.0 million commercial paper program	$199.7	$—
$350.0 million securities lending program facility	85.6	75.2
$50.0 million line of credit	14.0	—
$10.0 million line of credit	10.0	10.0

Total short-term debt	$309.3	$85.2

The Company has available as a source of funds a $1.00 billion revolving variable rate credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company’s debt not exceed 40% of tangible net worth, as defined, and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of December 31, 2007, the Company and NLIC were in compliance with all covenants. The Company had no amounts outstanding under this agreement as of December 31, 2007 and 2006. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $199.7 million of commercial paper outstanding at December 31, 2007 at a weighted average interest rate of 4.39% and no commercial paper outstanding at December 31, 2006.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR (4.60% and 5.32% as of December 31, 2007 and 2006, respectively). NLIC had $85.6 million and $75.2 million outstanding under this agreement as of December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company had not provided any guarantees on such borrowings, either directly or indirectly.

The Company also has a wholly-owned subsidiary that has available a variable rate line of credit agreement with a single financial institution for advances of up to 90 days in amounts up to $50.0 million. The line of credit is collateralized by investments owned by the subsidiary and is included in the consolidated balance sheets. The subsidiary had $14.0 million outstanding on that line of credit as of December 31, 2007 at a weighted average interest rate of 4.37%.

In addition, the Company has a majority-owned subsidiary that has available an annually renewable, 364-day, $10.0 million variable rate line of credit agreement with a single financial institution. The line of credit is guaranteed by NFS and is included in the consolidated balance sheets. The subsidiary had $10.0 million

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

outstanding on that line of credit as of December 31, 2007 and 2006 at a weighted average interest rate of 5.54% in 2007 and 5.29% in 2006.

The Company paid interest on short-term debt totaling $15.5 million, $12.3 million and $11.8 million in 2007, 2006 and 2005, respectively.

(12) Long-Term Debt

The following table summarizes long-term debt as of December 31:

(in millions)	2007	2006
$300.0 million principal, 8.00% senior notes, due March 1, 2027	$—	$298.6
$300.0 million principal, 6.25% senior notes, due November 15, 2011	299.2	299.2
$300.0 million principal, 5.90% senior notes, due July 1, 2012	299.2	299.0
$200.0 million principal, 5.625% senior notes, due February 13, 2015	199.3	199.2
$200.0 million principal, 5.10% senior notes, due October 1, 2015	199.5	199.4
$400.0 million principal, 6.75% fixed-to-floating rate junior subordinated notes, due May 15, 2037	399.4	—
$100.0 million principal, 7.899% junior subordinated debentures issued to a related party, due March 1, 2037	103.1	103.1
Other	65.4	—

Total long-term debt	$1,565.1	$1,398.5

On May 18, 2007, NFS issued $400.0 million principal of 6.75% fixed-to-floating rate junior subordinated notes. These notes bear interest at a fixed rate of 6.75% for a 30-year period, after which the notes will bear interest at the rate of three-month U.S. LIBOR plus 2.33%. These notes are redeemable under one of three scenarios. First, these notes are redeemable, in whole or in part, at any time on or after May 15, 2037 at their principal amount plus accrued and unpaid interest to the date of redemption, provided that in the event of a redemption in part, the principal amount outstanding after such redemption is at least $50.0 million. Next, these notes are redeemable, in whole or in part, prior to May 15, 2037, in cases not involving tax or rating agency events, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the “make-whole price,” provided that in the event of redemption in part the principal amount outstanding after such redemption is at least $50.0 million. “Make-whole price” means the sum of the present values of the outstanding principal (discounted from May 15, 2037) and remaining scheduled payments of interest that would have been payable to and including May 15, 2037 (discounted from their respective interest payment dates) on the notes to be redeemed (not including any portion of such payments of interest accrued to the redemption date) to the redemption date on a semiannual basis at a prevailing U.S. Treasury rate plus 30 basis points, plus accrued and unpaid interest on the principal amount being redeemed to the redemption date. Lastly, these notes are redeemable in whole, but not in part, prior to May 15, 2037, within 90 days after the occurrence of certain tax or rating agency events, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the “special event make-whole price.” “Special event make-whole price” means the sum of the present values of the outstanding principal (discounted from May 15, 2037) and remaining scheduled payments of interest that would have been payable to and including May 15, 2037 (discounted from their respective interest payment dates) on the notes to be redeemed (not including any portion of such payments of interest accrued to the redemption date) to the redemption date on a semiannual basis at a prevailing U.S. Treasury rate plus 50 basis points, plus accrued and unpaid interest on the principal amount being redeemed to the redemption date.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

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

The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of December 31, 2007 and 2006, the Company was in compliance with all such covenants.

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

The Company made interest payments on the senior notes of $76.1 million in 2007, $82.0 million in 2006 and $71.7 million in 2005.

Distributions related to junior subordinated debentures were classified as interest expense in the consolidated statements of income. The Company made distributions of $21.3 million, $8.1 million and $19.0 million related to junior subordinated debentures in 2007, 2006 and 2005, respectively.

In addition, the Company has a wholly-owned subsidiary with fixed rate borrowings from various financial institutions totaling $65.0 million as of December 31, 2007 with interest rates ranging from 3.27% to 4.45%.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

These borrowings have maturity dates ranging from two to ten years, and all are secured by investments pledged by the subsidiary. The subsidiary made interest payments of $0.1 million in 2007.

(13) Federal Income Taxes

NFS’ acquisition of NFN in 2002 reduced Nationwide Corp.’s economic ownership in the Company from 79.8% to 63.0%. Therefore, NFS and its subsidiaries no longer qualify to be included in the NMIC consolidated federal income tax return. The members of the NMIC consolidated federal income tax return group participated in a tax sharing arrangement, which uses a consolidated approach in allocating the amount of current and deferred expense to the separate financials statements of subsidiaries.

Under IRC regulations, NFS and its subsidiaries cannot file a life/non-life consolidated federal income tax return until five full years following NFS’ departure from the NMIC consolidated federal income tax return group. Therefore, NFS and its direct non-life insurance company subsidiaries will file a consolidated federal income tax return; NLIC and Nationwide Life and Annuity Insurance Company (NLAIC) will file a consolidated federal income tax return; the direct non-life insurance companies under NLIC will file separate federal income tax returns; NLICA and its direct life insurance company subsidiaries will file a consolidated federal income tax return; and the direct non-life insurance companies under NLICA will file a consolidated federal income tax return, until 2008, when NFS will become eligible to file a single life/non-life consolidated federal income tax return with all of its eligible subsidiaries.

The following table summarizes the tax effects of temporary differences that give rise to significant components of the net deferred tax liability as of December 31:

(in millions)	2007	2006
Deferred tax assets:
Future policy benefits	$733.9	$735.4
Other	312.9	186.5

Gross deferred tax assets	1,046.8	921.9
Less valuation allowance	(23.7)	(23.7)

Deferred tax assets, net of valuation allowance	1,023.1	898.2

Deferred tax liabilities:
Deferred policy acquisition costs	1,110.9	1,014.6
Value of business acquired	124.2	137.4
Other	174.8	256.8

Gross deferred tax liabilities	1,409.9	1,408.8

Net deferred tax liability	$386.8	$510.6

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Future taxable amounts or recovery of federal income taxes paid within the statutory carryback period can offset nearly all future deductible amounts. Because it is more likely than not that certain deferred tax assets will not be realized, the Company established a valuation allowance of $23.7 million as of December 31, 2007 and 2006 and $31.7 million as of December 31, 2005.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The Company’s current federal income tax asset was $0.6 million and $20.8 million as of December 31, 2007 and 2006, respectively.

Total federal income taxes paid were $155.0 million, $0.3 million and $236.0 million during the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, the Company had $6.3 million of net operating loss carryforwards related to non-life losses that are expected to be fully utilized in 2008 when the company will elect to file a life/non-life consolidated federal tax return.

During the second quarter of 2007, the Company recorded $6.4 million of net federal income tax expense adjustments primarily related to differences between the 2006 estimated tax liability and the amounts the Company reported on its 2006 tax returns. The Company recorded an additional $1.5 million and $0.2 million of such adjustments during the third and fourth quarters of 2007, respectively.

Through June 2006, the Company’s federal income tax returns for tax years 2000-2002 were under IRS examination pursuant to a routine audit. In accordance with its regular practice, management established tax reserves based on the current facts and circumstances regarding each tax exposure item for which the ultimate deductibility is open to interpretation. These reserves are reviewed regularly and are adjusted as events occur that management believes impacts the Company’s liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. A significant component of the Company’s tax reserve as of December 31, 2005 was related to the separate account dividends received deduction (DRD). See “Tax Matters” in Note 18 for more information regarding DRD.

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

During the third quarter of 2005, the Company refined its separate account DRD estimation process. As a result, the Company identified and recorded additional federal income tax benefits and recoverables of $42.6 million related to all tax years (2000 – 2005) that were open at that time. In addition, the Company recorded $5.6 million of net benefit adjustments primarily related to differences between the 2004 estimated tax liability and the amounts reported on the Company’s 2004 tax returns.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The following table summarizes the federal income tax expense attributable to income from continuing operations for the years ended December 31:

(in millions)	2007	2006	2005
Current	$155.6	$(11.5)	$116.8
Deferred	35.1	83.7	24.6

Federal income tax expense	$190.7	$72.2	$141.4

Total federal income tax expense differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income taxes as follows for the years ended December 31:

	2007		2006		2005
(dollars in millions)	Amount	%	Amount	%	Amount	%
Computed (expected) tax expense	$280.1	35.0	$279.8	35.0	$273.1	35.0
DRD	(67.6)	(8.5)	(73.0)	(9.1)	(115.4)	(14.8)
Reserve release	—	—	(114.2)	(14.3)	—	—
Other, net	(21.8)	(2.7)	(20.4)	(2.6)	(16.3)	(2.1)

Total	$190.7	23.8	$72.2	9.0	$141.4	18.1

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

The holders of Class A common stock are entitled to one vote per share. The holders of Class B common stock are entitled to ten votes per share. Class A common stock has no conversion rights. Class B common stock is convertible into Class A common stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A common stock for each share of Class B common stock converted. If at any time after the initial issuance of shares of Class A common stock the number of outstanding shares of Class B common stock falls below 5% of the aggregate number of issued and outstanding shares of common stock, then each outstanding share of Class B common stock shall automatically convert into one share of Class A common stock. In the event of any sale or transfer of shares of Class B common stock to any person or persons other than NMIC or its affiliates, such shares of Class B common stock so transferred shall be automatically converted into an equal number of shares of Class A common stock. Cash dividends of $1.04, $0.92 and $0.76 per common share were declared during 2007, 2006 and 2005, respectively.

Share Repurchase Program

On August 3, 2005, the Company’s Board of Directors (the Board) approved a stock repurchase program (the Program). The Program originally authorized the Company to repurchase up to an aggregate of $300.0 million in value of shares of its common stock in the open market, in block trades or otherwise, and through

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

privately negotiated transactions. On August 2, 2006 and February 21, 2007, the Board extended the Program and authorized additional repurchases of up to $200.0 million and $450.0 million, respectively, in value of shares of the Company’s common stock. On December 5, 2007, the Board further extended the Program through December 2009 and authorized repurchases of up to $500.0 million in value of shares of the Company’s common stock in addition to the $950.0 million total previously authorized. Repurchases under the program are to be made in compliance with all applicable laws and regulations, including SEC rules. All shares repurchased under the Program are classified as treasury stock in the condensed consolidated balance sheets. The Program may be superseded or discontinued at any time.

During the year ended December 31, 2007, the Company repurchased 9,623,140 shares of its Class A common stock for an aggregate of $511.4 million at an average price per share of $53.14. Included in the total shares repurchased were 2,965,492 shares repurchased during April 2007 under an accelerated share repurchase agreement (ASR) for $165.0 million at an average price per share of $55.64 and 2,921,983 shares repurchased during September 2007 under a separate ASR for $152.5 million at an average price per share of $52.19.

The Company entered into each ASR with UBS AG, London Branch (UBS). Under each ASR, the Company immediately repurchased shares of Class A common stock from UBS. Simultaneously, in April 2007 and September 2007, the Company entered into separate six-month and five-month forward contracts, respectively, with UBS indexed to the number of shares repurchased. Under the terms of each forward contract, the Company is required to pay or entitled to receive a per share price adjustment based on the difference between the average daily volume weighted prices during the duration of each ASR and the initial reference price. If obligated to make payment to or receive payment from UBS, the Company can elect settlement in cash or in shares of its Class A common stock. The April 2007 ASR terminated during the third quarter of 2007. During October 2007, the Company settled its remaining obligation to UBS under the April 2007 ASR by issuing UBS 221,073 shares of its Class A common stock valued at $12.0 million. During November 2007, the Company settled its remaining obligation to UBS under the September 2007 ASR by issuing UBS 47,783 shares of its Class A common stock valued at $2.2 million.

From the Program’s inception through December 31, 2007, the Company repurchased a total of 15,675,368 shares of its Class A common stock for an aggregate of $779.0 million at an average price per share of $49.70, including the impact of a per share price adjustment during 2006 related to a March 2006 ASR.

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

Regulatory Risk-Based Capital

Each insurance company’s state of domicile imposes minimum risk-based capital (RBC) requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Each of the Company’s insurance company subsidiaries exceeded the minimum RBC requirements for all periods presented herein.

Dividend Restrictions

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. During the year ended December 31, 2007, NLIC paid dividends of $537.5 million to NFS, including a $242.5 million extraordinary dividend paid after obtaining approval from the Ohio Department of Insurance (ODI). NLIC’s statutory capital and surplus as of December 31, 2007 was $2.50 billion, and statutory net income for 2007 was $309.0 million. As of January 1, 2008, NLIC could not pay dividends to NFS without obtaining prior approval. As of April 2008, NLIC will be able to pay dividends to NFS totaling $246.5 million upon providing prior notice to the ODI. On February 20, 2008, NLIC declared a dividend of $246.5 million payable to NFS in April 2008. NLIC will provide notice to the ODI before paying this dividend to NFS.

The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. Earned surplus is defined under the State of Ohio insurance laws as the amount equal to the Company’s unassigned funds as set forth in its most recent statutory financial statements, including net unrealized capital gains and losses or revaluation of assets. Additionally, following any dividend, an insurer’s policyholder surplus must be reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) available for the benefit of the Company and its shareholders.

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the PID either approves or does not disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLICA paid a dividend of $75.0 million to NFS in 2007. The statutory capital and surplus of NLICA as of December 31, 2007 was $674.0 million, and statutory net income for the year ended December 31, 2007 was $91.6 million. As of January 1, 2008, NLICA could not pay dividends to NFS without obtaining prior approval.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The following table summarizes the Company’s other comprehensive loss, before and after federal income tax benefit, for the years ended December 31:

(in millions)	2007	2006	2005
Net unrealized losses on securities available-for-sale arising during the period:
Net unrealized losses before adjustments	$(274.7)	$(194.3)	$(789.2)
Net adjustment to DAC	3.8	40.5	194.7
Net adjustment to VOBA	8.0	(13.4)	12.0
Net adjustment to future policy benefits and claims	5.9	23.1	18.9
Net adjustment to policyholder dividend obligation	2.2	14.7	34.7
Related federal income tax benefit	89.4	45.2	185.1

Net unrealized losses	(165.4)	(84.2)	(343.8)

Reclassification adjustment for net realized losses (gains) on securities available-for-sale realized during the period:
Net unrealized losses (gains)	103.5	11.5	(32.3)
Related federal income tax (benefit) expense	(36.2)	(4.0)	11.3

Net reclassification adjustment	67.3	7.5	(21.0)

Other comprehensive loss on securities available-for-sale	(98.1)	(76.7)	(364.8)

Accumulated net holding (losses) gains on cash flow hedges:
Unrealized holding (losses) gains	(17.2)	(0.2)	51.2
Related federal income tax benefit (expense)	6.0	0.1	(17.9)

Other comprehensive (loss) income on cash flow hedges	(11.2)	(0.1)	33.3

Other net unrealized losses	(4.7)	—	—

Unrecognized amounts on pension plans:
Net unrecognized amounts	1.0	12.3	—
Related federal income tax expense	(0.4)	(4.3)	—

Other comprehensive income on unrecognized pension amounts	0.6	8.0	—

Total other comprehensive loss	$(113.4)	$(68.8)	$(331.5)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the years ended December 31, 2007, 2006 and 2005.

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

December 31, 2007, 2006 and 2005

The following table presents information relating to the Company’s calculations of basic and diluted earnings per share (EPS) for the years ended December 31:

	2007			2006			2005
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Income from continuing operations	$609.7	$4.28	$4.25	$727.1	$4.85	$4.82	$639.0	$4.18	$4.16
Discontinued operations, net of taxes	23.1	0.16	0.16	(3.1)	(0.02)	(0.02)	(28.6)	(0.19)	(0.19)
Cumulative effect of adoption of accounting principle, net of taxes	(6.0)	(0.04)	(0.04)	—	—	—	—	—	—

Net income	$626.8	$4.40	$4.37	$724.0	$4.83	$4.80	$610.4	$3.99	$3.97

Weighted average common shares outstanding—basic	142.5			149.9			152.9
Dilutive effect of stock options	1.0			0.8			0.7

Weighted average common shares outstanding—diluted	143.5			150.7			153.6

(16) Employee Benefit Plans

Defined Benefit Plans

The Company, excluding NFN, and certain affiliated companies participate in a qualified defined benefit pension plan sponsored by NMIC. This plan covers all employees of participating companies who have completed at least one year of service. Plan contributions are invested in a group annuity contract issued by NLIC. All participants are eligible for benefits based on an account balance feature. Participants last hired before 2002 are eligible for benefits based on the highest average annual salary of a specified number of consecutive years of the last ten years of service, if such benefits are of greater value than the account balance feature. The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work benefits the Company. A separate non-qualified defined benefit pension plan sponsored by NMIC covers certain executives with at least one year of service. The Company’s portion of expense relating to the plans sponsored by NMIC was $11.4 million, $22.3 million and $17.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NFN also has separate qualified and non-qualified defined benefit pension plans (the NFN pension plans). The NFN pension plans generally cover all NFN employees of participating companies who have completed at least one year of service. All participants are eligible for benefits based on an account balance feature. Participants hired before 2002 are eligible for benefits based on the highest average annual salary of a specified number of consecutive years of the last ten years of service, if such benefits are of greater value than the account balance feature. Plan contributions are invested in a group annuity contract issued by NLICA. The Company’s portion of income relating to the NFN pension plans was $2.7 million, $1.7 and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

See Note 17 for more information on group annuity contracts issued by the Company for various employee benefit plans sponsored by NMIC or its affiliates.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The following table summarizes information regarding the funded status of the NFN pension plans (all are U.S. plans), as of December 31:

(in millions)	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$101.3	$102.9
Service cost	2.9	2.6
Interest cost	4.9	4.8
Actuarial loss	(1.6)	0.1
Benefits paid	(7.5)	(9.4)
Plan amendment[1]	—	0.3

Benefit obligation at end of year	100.0	101.3

Change in plan assets:
Fair value of plan assets at beginning of year	146.7	135.8
Actual return on plan assets	9.9	17.5
Employer contributions	0.9	2.8
Benefits paid	(7.5)	(9.4)

Fair value of plan assets at end of year	150.0	146.7

Funded status	$50.0	$45.4

Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Unrecognized prior service cost[1]	$(0.3)	$(0.3)
Unrecognized net gain	13.6	12.6

Amount included in AOCI	13.3	12.3
Cumulative employer contributions in excess of net periodic benefit cost	36.7	33.1

Net amount recognized on balance sheet	$50.0	$45.4

Accumulated benefit obligation	$92.9	$94.1

[1]	Represents the increase in the projected benefit obligation related to the application of the Pension Protection Act effective December 31, 2006.

The following table summarizes the weighted average assumptions used to calculate the benefit obligation of the NFN pension plans as of the December 31 measurement date:

	2007	2006
Discount rate	5.25%	5.25%
Rate of increase in future compensation levels	4.75%	4.75%

The following table summarizes the asset allocation for the NFN qualified pension plan at the end of 2007 and 2006 and the target allocation for 2008, by asset category:

	Percentage of plan assets		Target allocation percentage
Asset Category	2007	2006	2008
Equity securities	64%	67%	62 - 68%
Debt securities	36%	33%	32 - 38%
Other	—	—	0 - 10%

Total	100%	100%

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

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

The NFN pension plans employ a prospective building block approach in determining the expected long-term rate of return on plan assets. This process is integrated with the determination of other economic assumptions such as discount rate and salary scale. Historical markets are studied, and long-term historical relationships between equities and fixed income investments are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run (called a risk premium). Historical risk premiums are used to develop expected real rates of return for each asset sub-class. The expected real rates of return, reduced for investment expenses, are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return will vary by plan and will change when the plan’s target investment portfolio changes. Current market factors such as inflation and interest rates are incorporated into the process. For a given measurement date, the discount rate is set by reference to the yield on high-quality corporate bonds to approximate the rate at which plan benefits could effectively be settled. For December 31, 2007 and 2006, the reference bond portfolio was the Moody’s Investors Service, Inc. AA long-term corporate bond index. For pension benefits, a downward adjustment to the discount rate of 0.50% to 0.75% was included for plan administration and other expenses. The historical real rate of return is subtracted from these bonds to generate an assumed inflation rate. The expected long-term rate of return on plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market do not impact the expected risk premiums. However, as the yield for the reference bond fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

Effective December 31, 2005, the historical risk premiums and expected real rates of return were re-evaluated affecting December 31, 2005 benefit obligations and 2006 costs. For benefits obligations, a lower real rate of return on corporate bonds led to a higher implied inflation rate and a higher rate of future compensation increase, which was 4.25% at December 31, 2005.

In addition, the Company and certain affiliated companies, including NFN, participate in life and health care defined benefit plans sponsored by NMIC for qualifying retirees. Postretirement life and health care benefits are contributory. The level of contribution required by a qualified retiree depends on the retiree’s years of service and date of hire. In general, postretirement benefits are available to full-time employees who are credited with 120 months of retiree life and health service. Postretirement health care benefit contributions are adjusted annually and contain cost-sharing features such as deductibles and coinsurance. In addition, there are caps on the Company’s portion of the per-participant cost of the postretirement health care benefits. The Company’s policy is to fund the cost of health care benefits in amounts determined at the discretion of management. Plan assets are invested primarily in group annuity contracts issued by NLIC. The Company’s portion of expense relating to these plans was immaterial for the years ended December 31, 2007, 2006 and 2005.

Defined Contribution Plans

NMIC sponsors a defined contribution retirement savings plan covering substantially all employees of the Company. Employees may make salary deferral contributions of up to 80%. With the exception of NFN agents, salary deferrals of up to 6% are subject to a 50% Company match. The Company’s expense for contributions to these plans was $8.2 million, $7.4 million and $7.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

NFN also provides a funded noncontributory defined contribution plan that covers substantially all of its agents. The Company’s expense for contributions to this plan was $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(17) Related Party Transactions

The Company has entered into significant, recurring transactions and agreements with NMIC, other affiliates and subsidiaries as a part of its ongoing operations. These include annuity and life insurance contracts, office space leases, and agreements related to reinsurance, cost sharing, administrative services, marketing, intercompany loans, intercompany repurchases, cash management services and software licensing. Measures used to allocate expenses among companies include individual employee estimates of time spent, special cost studies, the number of full-time employees, commission expense and other methods agreed to by the participating companies.

In addition, Nationwide Services Company, LLC (NSC), a subsidiary of NMIC, provides computer, telephone, mail, employee benefits administration and other services to NMIC and certain of its direct and indirect subsidiaries, including the Company, based on specified rates for units of service consumed. For the years ended December 31, 2007, 2006 and 2005, the Company made payments to NMIC and NSC totaling $288.5 million, $264.5 million and $314.7 million, respectively.

The Company has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $3.06 billion and $5.64 billion as of December 31, 2007 and 2006, respectively. Total revenues from these contracts were $132.3 million, $139.3 million and $141.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances was $110.1 million, $111.4 million and $108.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The terms of these contracts are materially consistent with what the Company offers to unaffiliated parties who are similarly situated.

The Company leases office space from NMIC. For the years ended December 31, 2007, 2006 and 2005, the Company made lease payments to NMIC of $24.4 million, $19.3 million and $18.7 million, respectively.

NLIC has a reinsurance agreement with NMIC whereby all of NLIC’s accident and health business not ceded to unaffiliated reinsurers is ceded to NMIC on a modified coinsurance basis. Either party may terminate the agreement on January 1 of any year with prior notice. Under a modified coinsurance agreement, the ceding company retains invested assets, and investment earnings are paid to the reinsurer. Under the terms of NLIC’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC for the years ended December 31, 2007, 2006 and 2005 were $317.6 million, $430.8 million and $429.5 million, respectively, while benefits, claims and expenses ceded during these years were $348.1 million, $470.4 million and $398.8 million, respectively.

Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that is paid to Nationwide agents. These costs cover product development and promotion, sales literature, rent and similar items. Payments under this agreement totaled $20.1 million, $28.3 million and $26.5 million for the years December 31, 2007, 2006 and 2005, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of December 31, 2007 and 2006, the Company had no outstanding borrowings from affiliated entities under such agreements. During 2007, 2006 and 2005, the most the Company had outstanding at any given time was $178.2 million, $191.5 million and $55.3 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these years were immaterial.

The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC for the benefit of the Company were $473.0 million and $869.6 million as of December 31, 2007 and 2006, respectively, and are included in short-term investments on the consolidated balance sheets.

The Company and an affiliate are currently developing a browser-based policy administration and online brokerage software application for defined benefit plans. In connection with the development of this application, the Company made net payments, which were expensed, to that affiliate related to development totaling $13.0 million, $9.5 million and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC, as described in Note 13. Effective October 1, 2002, NFS began filing a consolidated federal tax return with its non-life insurance company subsidiaries. There were no payments (from) to NMIC for the year ended December 31, 2007 compared to $(16.3) million and $45.0 million for the years ended December 31, 2006 and 2005, respectively. These payments related to tax years prior to deconsolidation.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The financial services industry, including mutual fund, variable annuity, retirement plan, life insurance and distribution companies, has also been the subject of increasing scrutiny by regulators, legislators and the media over the past few years. Numerous regulatory agencies, including the SEC, the Financial Industry Regulatory Authority and the New York State Attorney General, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance contracts, and have commenced enforcement actions against some mutual fund and life insurance companies on those issues. The Company has been contacted by or received subpoenas from the SEC and the New York State Attorney General, who are investigating market timing in certain mutual funds offered in insurance products sponsored by the Company. The Company has cooperated with these investigations. Information requests from the New York State Attorney General and the SEC with respect to investigations into late trading and market timing were last responded to by the Company and its affiliates in December 2003 and June 2005, respectively, and no further information requests have been received with respect to these matters.

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

These proceedings are expected to continue in the future and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry, including mutual fund, retirement plan, life insurance and annuity companies. These proceedings also could affect the outcome of one or more of the Company’s litigation matters. There can be no assurance that any litigation or regulatory actions will not have a material adverse effect on the Company in the future.

On November 20, 2007, NLIC and NRS were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama entitled Ruth A. Gwin and Sandra H. Turner, and a class of similarly situated individuals v NLIC, NRS, Alabama State Employees Association, PEBCO, Inc. and Fictitious Defendants A to Z. The plaintiffs purport to represent a class of all participants in the Alabama State Employees Association (ASEA) plan, excluding members of the Board of Control during the Class Period and excluding ASEA’s directors, officers and board members during the class period. The class period is the date from which NLIC and/or NRS first made a payment to ASEA or PEBCO arising out of the funding agreement dated March 24, 2004 to the date class notice is provided. The plaintiffs allege that the defendants breached their fiduciary duties, converted plan participants’ properties, and breached their contract when payments were made and the plan was administered under the funding agreement. The complaint seeks a declaratory judgment, an injunction, disgorgement of amounts paid, compensatory and punitive damages, interest, attorneys’ fees and costs, and such other equitable and legal relief to which the plaintiffs and class members may be entitled. On January 9, 2008, NLIC and NRS

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

filed a Notice of Removal to the United States District Court Northern District of Alabama, Southern Division. On January 16, 2008, NLIC and NRS filed a motion to dismiss. On January 24, 2008, the plaintiffs filed a motion to remand. The motions have been fully briefed. NLIC and NRS intend to defend this case vigorously.

On July 11, 2007, NLIC was named in a lawsuit filed in the United States District Court for the Western District of Washington at Tacoma entitled Jerre Daniels-Hall and David Hamblen, Individually and on behalf of All Others Similarly Situated v. National Education Association, NEA Member Benefits Corporation, Nationwide Life Insurance Company, Security Benefit Life Insurance Company, Security Benefit Group, Inc., Security Distributors, Inc., et. al. The plaintiffs seek to represent a class of all current or former National Education Association (NEA) members who participated in the NEA Valuebuilder 403(b) program at any time between January 1, 1991 and the present (and their heirs and/or beneficiaries). The plaintiffs allege that the defendants violated the Employee Retirement Income Security Act of 1974, as amended (ERISA) by failing to prudently and loyally manage plan assets, by failing to provide complete and accurate information, by engaging in prohibited transactions, and by breaching their fiduciary duties when they failed to prevent other fiduciaries from breaching their fiduciary duties. The complaint seeks to have the defendants restore all losses to the plan, restoration of plan assets and profits to participants, disgorgement of endorsement fees, disgorgement of service fee payments, disgorgement of excessive fees charged to plan participants, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On October 12, 2007, NLIC filed a motion to dismiss. The motion has been fully briefed. NLIC intends to defend this lawsuit vigorously.

On November 15, 2006, NFS, NLIC and NRS were named in a lawsuit filed in the United States District Court for the Southern District of Ohio entitled Kevin Beary, Sheriff of Orange County, Florida, In His Official Capacity, Individually and On Behalf of All Others Similarly Situated v. Nationwide Life Insurance Co., Nationwide Retirement Solutions, Inc. and Nationwide Financial Services, Inc. The plaintiff seeks to represent a class of all sponsors of 457(b) deferred compensation plans in the United States that had variable annuity contracts with the defendants at any time during the class period, or in the alternative, all sponsors of 457(b) deferred compensation plans in Florida that had variable annuity contracts with the defendants during the class period. The class period is from January 1, 1996 until the class notice is provided. The plaintiff alleges that the defendants breached their fiduciary duties by arranging for and retaining service payments from certain mutual funds. The complaint seeks an accounting, a declaratory judgment, a permanent injunction and disgorgement or restitution of the service fee payments allegedly received by the defendants, including interest. On January 25, 2007, NFS, NLIC and NRS filed a motion to dismiss. On September 17, 2007, the Court granted the motion to dismiss. On October 1, 2007, the plaintiff filed a motion to vacate judgment and for leave to file an amended complaint. On October 25, 2007, NFS, NLIC and NRS filed their opposition to the plaintiff’s motion. NFS, NLIC and NRS continue to defend this lawsuit vigorously.

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The plaintiff claims that the total of modal payments that policyholders paid per year exceeded the guaranteed maximum premium provided for in the policy. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum premium and attorneys’ fees. On February 2, 2006, the court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The court certified a class consisting of all residents of the United States and the Virgin Islands who, during the class period, paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the class period that provide for guaranteed maximum premiums, excluding certain specified products. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

case. The class period is from February 10, 1990 through February 2, 2006, the date the class was certified. On January 26, 2007, the plaintiff filed a motion for summary judgment. On April 30, 2007, NLIC filed a motion for summary judgment. On February 4, 2008, the Court entered its ruling on the parties’ pending motions for summary judgment. The Court granted NLIC’s motion for summary judgment for some of the plaintiffs’ causes of action, including breach of contract claims on all decreasing term policies, plaintiff Carr’s individual claims for fraud by omission, violation of the Ohio Deceptive Trade Practices Act and all unjust enrichment claims. However, several claims against NLIC remain, including plaintiff Carr’s individual claim for breach of contract and the plaintiff Class’ claims for breach of contract for the term life policies in 43 of 51 jurisdictions. The Court has requested additional briefing on NLIC’s affirmative defense that the doctrine of voluntary payment acts as a defense to the breach of contract claims. NLIC continues to defend this lawsuit vigorously.

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

On August 15, 2001, NFS and NLIC were named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. Currently, the plaintiffs’ fifth amended complaint, filed March 21, 2006, purports to represent a class of qualified retirement plans under ERISA that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that NLIC and NFS breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by NFS and NLIC, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. To date, the District Court has rejected the plaintiffs’ request for certification of the alleged class. On September 25, 2007, NFS’ and NLIC’s motion to dismiss the plaintiffs’ fifth amended complaint was denied. On October 12, 2007, NFS and NLIC filed their answer to the plaintiffs’ fifth amended complaint and amended counterclaims. On November 1, 2007, the plaintiffs filed a motion to dismiss NFS’ and NLIC’s amended counterclaims. On November 15, 2007, the plaintiffs filed a motion for class certification. On February 8, 2008, the Court denied the plaintiffs’ motion to dismiss the amended counterclaim, with the exception that it was tentatively granting the plaintiffs’ motion to dismiss with respect

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

to NFS’ and NLIC’s claim that it could recover any “disgorgement remedy” from plan sponsors. NFS and NLIC continue to defend this lawsuit vigorously.

On October 9, 2003, NLICA was named as one of twenty-six defendants in a lawsuit filed in the United States District Court for the Middle District of Pennsylvania entitled Steven L. Flood, Luzerne County Controller and the Luzerne County Retirement Board on behalf of the Luzerne County Employee Retirement System v. Thomas A. Makowski, Esq., et al. NLICA is a defendant as the successor in interest to Provident Mutual Life Insurance Company, which is alleged to have entered into four agreements to manage assets and investments of the Luzerne County Employee Retirement System (the Plan). In their complaint, the plaintiffs alleged that NLICA aided and abetted certain other defendants in breaching their fiduciary duties to the Plan. The plaintiffs also alleged that NLICA violated the Federal Racketeer Influenced and Corrupt Organizations Act by engaging in and conspiring to engage in an improper scheme to mismanage funds in order to collect excessive fees and commissions and that NLICA was unjustly enriched by the allegedly excessive fees and commissions. The complaint seeks treble compensatory damages, punitive damages, a full accounting, imposition of a constructive trust on all funds paid by the Plan to all defendants, pre- and post-judgment interest, and costs and disbursements, including attorneys’ fees. On November 27, 2007, the court granted NLICA’s motion for summary judgment and dismissed all of the federal claims with prejudice. The court declined to exercise jurisdiction over the state claims and dismissed those without prejudice. The plaintiffs have elected not to appeal the court’s decision.

Tax Matters

Management has established tax reserves in accordance with the requirements of FIN 48. See Note 3 for a summary of the provisions of FIN 48. These reserves are reviewed regularly and are adjusted as events occur that management believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/nondeductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. Management believes its tax reserves reasonably provide for potential assessments that may result from IRS examinations and other tax-related matters for all open tax years.

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

(19) Guarantees

Since 2001, the Company has sold $677.2 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of December 31, 2007, the Company held guarantee reserves totaling $6.0 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.28 billion. The Company does not anticipate making any material payments related to these guarantees.

As of December 31, 2007, the Company held stabilization reserves of $1.6 million as collateral for certain properties owned by the Tax Credit Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized.

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

(20) Variable Interest Entities

As of December 31, 2007 and 2006, the Company had relationships with 19 and 18 variable interest entities (VIEs), respectively, each of which the Company was the primary beneficiary. Each VIE is a conduit that assists the Company in structured products transactions involving the sale of Tax Credit Funds to third party investors for which the Company provides guaranteed returns (see Note 19). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying consolidated financial statements.

VIE net assets were $465.7 million and $445.5 million as of December 31, 2007 and 2006, respectively. The following table summarizes the components of net assets as of December 31:

(in millions)	2007	2006
Other long-term investments	$434.1	$432.5
Short-term investments	31.9	33.7
Other assets	38.1	37.8
Other liabilities	(38.4)	(58.5)

The Company’s total loss exposure from VIEs of which the Company is the primary beneficiary was immaterial as of December 31, 2007 and 2006 (except for the impact of guarantees disclosed in Note 19).

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in Tax Credit Funds of which the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 10 years and allow the Company to utilize certain tax credits and realize other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but of which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $254.1 million and $175.0 million as of December 31, 2007 and 2006, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(21) Segment Information

Management views the Company’s business primarily based on its underlying products and uses this basis to define its four reportable segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes and discontinued operations to exclude: (1) net realized investment gains and losses, except for operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations); and (2) the adjustment to amortization of DAC and VOBA related to net realized investment gains and losses.

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

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector primarily includes IRC Section 401 fixed and variable group annuity business generated through NLIC and trust and custodial services through Nationwide Trust Company, FSB, a division of Nationwide Bank. Also included in the private sector is Registered Investment Advisors Services, Inc. d/b/a RIA Services Inc., which facilitates professional money management of participant assets by registered investment advisors. The public sector primarily includes IRC Section 457 and Section 401(a) business in the form of full-service arrangements that provide plan administration and fixed and variable group annuities as well as administration-only business.

Individual Protection

The Individual Protection segment consists of investment life insurance products, including individual variable, COLI and BOLI products; traditional life insurance products; and universal life insurance products. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

Corporate and Other

The Corporate and Other segment includes the MTN program; the retail operations of Nationwide Bank; structured products business; revenues and expenses of the Company’s retail asset management business and non-insurance subsidiaries not reported in other segments; and other revenues and expenses not allocated to other segments.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

The following tables summarize the Company’s business segment operating results for the years ended December 31:

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2007
Revenues:
Policy charges	$662.6	$147.3	$574.0	$—	$1,383.9
Premiums	133.3	—	299.4	—	432.7
Net investment income	642.9	655.2	472.3	506.3	2,276.7
Non-operating net realized investment losses[1]	—	—	—	(152.8)	(152.8)
Other income	31.0	343.7	4.0	209.7	588.4

Total revenues	1,469.8	1,146.2	1,349.7	563.2	4,528.9

Benefits and expenses:
Interest credited to policyholder accounts	444.3	443.3	192.0	262.4	1,342.0
Benefits and claims	233.5	—	449.4	—	682.9
Policyholder dividends	—	—	83.1	—	83.1
Amortization of DAC	287.1	27.4	93.1	(25.5)	382.1
Amortization of VOBA	5.3	2.2	39.3	0.2	47.0
Interest expense	—	—	—	110.6	110.6
Debt extinguishment costs	—	—	—	10.2	10.2
Other operating expenses	198.9	420.7	193.0	258.0	1,070.6

Total benefits and expenses	1,169.1	893.6	1,049.9	615.9	3,728.5

Income (loss) from continuing operations before federal income tax expense	300.7	252.6	299.8	(52.7)	$800.4

Less: non-operating net realized investment losses[1]	—	—	—	152.8
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(25.5)

Pre-tax operating earnings	$300.7	$252.6	$299.8	$74.6

Assets as of year end	$56,555.8	$27,956.6	$22,920.6	$11,774.1	$119,207.1

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2006
Revenues:
Policy charges	$588.4	$174.5	$553.1	$—	$1,316.0
Premiums	142.5	—	299.0	—	441.5
Net investment income	781.1	652.2	468.1	398.8	2,300.2
Non-operating net realized investment losses[1]	—	—	—	(0.6)	(0.6)
Other income	14.6	288.9	0.8	201.1	505.4

Total revenues	1,526.6	1,115.6	1,321.0	599.3	4,562.5

Benefits and expenses:
Interest credited to policyholder accounts	528.3	451.6	191.7	209.9	1,381.5
Benefits and claims	202.4	—	444.4	—	646.8
Policyholder dividends	—	—	90.7	—	90.7
Amortization of DAC	352.7	38.3	81.6	(9.7)	462.9
Amortization of VOBA	6.5	6.9	32.6	—	46.0
Interest expense	—	—	—	103.1	103.1
Other operating expenses	213.6	397.6	199.2	221.8	1,032.2

Total benefits and expenses	1,303.5	894.4	1,040.2	525.1	3,763.2

Income from continuing operations before federal income tax expense	223.1	221.2	280.8	74.2	$799.3

Less: non-operating net realized investment losses[1]	—	—	—	0.6
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(9.7)

Pre-tax operating earnings	$223.1	$221.2	$280.8	$65.1

Assets as of year end	$56,516.6	$30,317.9	$22,194.6	$10,502.0	$119,531.1

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2005
Revenues:
Policy charges	$540.2	$154.7	$546.6	$—	$1,241.5
Premiums	102.9	—	297.0	—	399.9
Net investment income	869.9	661.4	475.1	337.7	2,344.1
Non-operating net realized investment gains[1]	—	—	—	18.2	18.2
Other income	15.2	229.1	2.4	165.8	412.5

Total revenues	1,528.2	1,045.2	1,321.1	521.7	4,416.2

Benefits and expenses:
Interest credited to policyholder accounts	589.1	455.0	190.7	146.1	1,380.9
Benefits and claims	155.4	—	419.5	—	574.9
Policyholder dividends	—	—	107.3	—	107.3
Amortization of DAC	329.3	47.4	102.7	0.8	480.2
Amortization of VOBA	7.2	3.5	34.3	—	45.0
Interest expense	—	—	—	107.6	107.6
Debt extinguishment costs	—	—	—	21.7	21.7
Other operating expenses	196.5	348.0	200.5	173.2	918.2

Total benefits and expenses	1,277.5	853.9	1,055.0	449.4	3,635.8

Income from continuing operations before federal income tax expense	250.7	191.3	266.1	72.3	$780.4

Less: non-operating net realized investment gains[1]	—	—	—	(18.2)
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	0.8

Pre-tax operating earnings	$250.7	$191.3	$266.1	$54.9

Assets as of year end	$53,809.7	$31,678.1	$19,755.6	$11,117.8	$116,361.2

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2007, 2006 and 2005

(22) Quarterly Results of Operations (Unaudited)

The following tables summarize the unaudited quarterly results of operations for the years ended December 31:

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenues:
Policy charges	$335.9	$343.1	$345.5	$359.4
Premiums	110.4	104.9	101.7	115.7
Net investment income	589.8	577.8	547.3	561.8
Net realized investment losses	(11.4)	(2.6)	(20.4)	(130.8)
Other income	135.3	145.2	157.7	162.6

Total revenues	1,160.0	1,168.4	1,131.8	1,068.7

Benefits and expenses:
Interest credited to policyholder accounts	342.1	337.0	333.3	329.6
Benefits and claims	153.6	186.1	161.4	181.8
Policyholder dividends	21.3	20.0	23.1	18.7
Amortization of DAC	133.2	18.3	112.1	118.5
Amortization of VOBA	10.3	15.4	11.9	9.4
Interest expense	24.5	27.5	28.9	29.7
Debt extinguishment costs	—	10.2	—	—
Other operating expenses	260.3	273.9	270.2	266.2

Total benefits and expenses	945.3	888.4	940.9	953.9

Income from continuing operations before federal income tax expense	214.7	280.0	190.9	114.8
Federal income tax expense	45.9	80.8	44.7	19.3

Income from continuing operations	168.8	199.2	146.2	95.5
Discontinued operations, net of taxes	45.5	(1.9)	0.8	(21.3)
Cumulative effect of adoption of accounting principle, net of taxes	(6.0)	—	—	—

Net income	$208.3	$197.3	$147.0	$74.2

Earnings from continuing operations per common share:
Basic	$1.16	$1.39	$1.03	$0.69
Diluted	$1.15	$1.38	$1.02	$0.68
Earnings per common share:
Basic	$1.43	$1.38	$1.04	$0.53
Diluted	$1.42	$1.37	$1.03	$0.53

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Revenues:
Policy charges	$321.0	$337.6	$327.6	$329.8
Premiums	107.8	109.7	110.5	113.5
Net investment income	577.4	572.2	578.2	572.4
Net realized investment (losses) gains	(6.8)	(9.9)	9.6	16.2
Other income	115.4	120.1	125.4	134.8

Total revenues	1,114.8	1,129.7	1,151.3	1,166.7

Benefits and expenses:
Interest credited to policyholder accounts	342.1	345.7	348.2	345.5
Benefits and claims	156.1	156.4	163.8	170.5
Policyholder dividends	20.2	24.5	24.6	21.4
Amortization of DAC	120.6	126.0	108.2	108.1
Amortization of VOBA	11.6	12.5	14.5	7.4
Interest expense	25.6	24.9	25.8	26.8
Other operating expenses	256.8	247.4	247.0	281.0

Total benefits and expenses	933.0	937.4	932.1	960.7

Income from continuing operations before federal income tax expense	181.8	192.3	219.2	206.0
Federal income tax expense (benefit)	40.3	(70.5)	55.6	46.8

Income from continuing operations	141.5	262.8	163.6	159.2
Discontinued operations, net of taxes	(0.5)	(0.1)	(1.7)	(0.8)

Net income	$141.0	$262.7	$161.9	$158.4

Earnings from continuing operations per common share:
Basic	$0.93	$1.76	$1.09	$1.07
Diluted	$0.92	$1.75	$1.09	$1.06
Earnings per common share:
Basic	$0.93	$1.76	$1.08	$1.07
Diluted	$0.92	$1.75	$1.08	$1.06

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule I Consolidated Summary of Investments—Other Than Investments in Related Parties

As of December 31, 2007 (in millions)

Column A	Column B	Column C	Column D
Type of investment	Cost	Market value	Amount at which shown in the consolidated balance sheet
Fixed maturity securities available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. Government corporations	$172.8	$189.3	$189.3
Agencies not backed by the full faith and credit of the U.S. Government	418.1	479.6	479.6
Obligations of states and political subdivisions	273.3	272.2	272.2
Foreign governments	56.2	58.4	58.4
Public utilities	1,549.1	1,567.2	1,567.2
All other corporate	24,794.4	24,622.5	24,622.5

Total fixed maturity securities available-for-sale	27,263.9	27,189.2	27,189.2

Equity securities available-for-sale:
Common stocks:
Banks, trusts and insurance companies	26.8	31.5	31.5
Industrial, miscellaneous and all other	23.9	24.3	24.3
Nonredeemable preferred stocks	66.8	68.4	68.4

Total equity securities available-for-sale	117.5	124.2	124.2

Trading assets	41.7	37.7	37.7
Mortgage loans on real estate, net	8,314.7		8,316.1	[1]
Real estate, net:
Investment properties	15.4		11.9	[2]
Acquired in satisfaction of debt	11.0		9.9	[2]

Total real estate, net	26.4		21.8

Policy loans	1,018.3		1,018.3
Other long-term investments	1,187.2		1,187.2
Short-term investments, including amounts managed by a related party	1,180.6		1,173.6	[3]

Total investments	$39,150.3		$39,068.1

[1]

Difference from Column B primarily is attributable to valuation allowances due to impairments on mortgage loans on real estate (see Note 6 to the audited consolidated financial statements), hedges and commitment hedges on mortgage loans on real estate.

[2]	Difference from Column B primarily results from adjustments for accumulated depreciation.
[3]	Difference from Column B primarily is due to unrealized gains and/or losses from securities lending.

See accompanying report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule II Condensed Financial Information of Registrant (in millions)

Condensed Balance Sheets		December 31,
		2007	2006
Assets
Investments in subsidiaries		$5,818.5	$6,076.7
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $103.3)		103.5	—
Equity securities (cost $15.1)		15.5	—
Short-term investments, including amounts managed by a related party		29.7	161.4
Trading assets		37.7	24.3
Investment in surplus notes from a subsidiary		700.0	700.0
Goodwill		48.4	97.4
Other assets		151.5	29.3

Total assets		$6,904.8	$7,089.1

Liabilities and Shareholders’ Equity
Long-term debt		$1,499.8	$1,398.5
Other liabilities		80.4	67.9

Total liabilities		1,580.2	1,466.4
Shareholders’ equity		5,324.6	5,622.7

Total liabilities and shareholders’ equity		$6,904.8	$7,089.1

Condensed Statements of Income	Years ended December 31,
	2007	2006	2005
Revenues:
Dividends received from subsidiaries	$789.9	$508.1	$255.0
Net investment income	69.4	61.9	58.5
Net realized investment (losses) gains	(2.1)	3.6	1.5
Other income	0.6	0.1	2.1

Total revenues	857.8	573.7	317.1

Expenses:
Interest expense	94.2	91.3	95.1
Debt extinguishment costs	10.2	—	21.7
Other operating expenses	18.4	19.2	2.5

Total expenses	122.8	110.5	119.3

Income before federal income tax benefit	735.0	463.2	197.8
Federal income tax benefit	(6.2)	(10.2)	(14.2)

Income from continuing operations before equity in undistributed net (loss) income of subsidiaries	741.2	473.4	212.0
Equity in undistributed net (loss) income of subsidiaries	(87.0)	250.3	395.3

Income from continuing operations	654.2	723.7	607.3
Discontinued operations, net of taxes	(27.4)	0.3	3.1

Net income	$626.8	$724.0	$610.4

See accompanying notes to condensed financial statements and report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule II Condensed Financial Information of Registrant, Continued

	Years ended December 31,
Condensed Statements of Cash Flows (in millions)	2007	2006	2005
Cash flows from operating activities:
Net income	$626.8	$724.0	$610.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses (gains)	2.1	(3.6)	(1.5)
Equity in undistributed net loss (income) of subsidiaries	87.0	(250.3)	(395.3)
Other, net	(66.4)	20.1	(27.0)

Net cash provided by operating activities	649.5	490.2	186.6

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	30.6	—	—
Cost of securities available-for-sale acquired	(148.9)	—	—
Net decrease (increase) in short-term investments	131.7	4.7	(87.3)
Capital contributed to subsidiaries	—	(50.0)	—
Subsidiary mergers and acquisitions	(319.2)	—	(14.1)
Subsidiary sale	115.4	—	59.2
Other, net	(0.8)	8.7	(17.1)

Net cash used in investing activities	(191.2)	(36.6)	(59.3)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	395.4	—	199.4
Principal payments on long-term debt	(300.0)	—	(206.2)
Cash dividends paid	(186.9)	(132.7)	(114.8)
Common shares repurchased under announced program	(502.4)	(416.8)	(49.0)
Other, net	135.6	96.2	41.7

Net cash used in financing activities	(458.3)	(453.3)	(128.9)

Net increase (decrease) in cash	—	0.3	(1.6)
Cash, beginning of year	0.3	—	1.6

Cash, end of year	$0.3	$0.3	$—

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

(2) Long-term Debt and Guarantees

The following table summarizes long-term debt as of December 31:

(in millions)	2007	2006
$300.0 million principal, 8.00% senior notes, due March 1, 2027	$—	$298.6
$300.0 million principal, 6.25% senior notes, due November 15, 2011	299.2	299.2
$300.0 million principal, 5.90% senior notes, due July 1, 2012	299.3	299.0
$200.0 million principal, 5.625% senior notes, due February 13, 2015	199.3	199.2
$200.0 million principal, 5.10% senior notes, due October 1, 2015	199.5	199.4
$400.0 million principal, 6.75% fixed-to-floating rate junior subordinated notes, due May 15, 2037	399.4	—
$100.0 million principal, 7.899% junior subordinated debentures issued to a related party, due March 1, 2037	103.1	103.1

Total long-term debt	$1,499.8	$1,398.5

See Note 12 to the audited consolidated financial statements of the Company included earlier in this report for a complete description of the components of long-term debt and disclosure of distributions classified as interest expense.

(3) Related Party Transactions

NLIC made interest payments to NFS on surplus notes totaling $53.7 million in 2007, 2006 and 2005. Payments of interest and principal under the notes require the prior approval of the ODI.

See Note 2(o) and Note 17 to the audited consolidated financial statements of the Company included earlier in this report for a description of other related party transactions.

See accompanying report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule III Supplementary Insurance Information

As of December 31, 2007, 2006 and 2005 and for each of the years then ended (in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Year: Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue
2007
Individual Investments	$2,078.0	$11,316.4			$133.3
Retirement Plans	292.9	10,973.1			—
Individual Protection	1,637.6	8,192.4			299.4
Corporate and Other	87.1	4,959.6			—

Total	$4,095.6	$35,441.5			$432.7

2006
Individual Investments	$1,945.0	$13,753.4			$142.5
Retirement Plans	292.1	11,163.2			—
Individual Protection	1,530.5	8,148.8			299.0
Corporate and Other	83.4	5,032.4			—

Total	$3,851.0	$38,097.8			$441.5

2005
Individual Investments	$1,936.4	$15,815.0			$102.9
Retirement Plans	294.5	11,264.6			—
Individual Protection	1,412.0	8,049.0			297.0
Corporate and Other	42.5	4,619.5			—

Total	$3,685.4	$39,748.1			$399.9

Column A	Column G	Column H	Column I	Column J	Column K
Year: Segment	Net investment income[2]	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Premiums written
2007
Individual Investments	$642.9	$677.8	$287.1	$204.2
Retirement Plans	655.2	443.3	27.4	422.9
Individual Protection	472.3	724.5	93.1	232.3
Corporate and Other	506.3	262.4	(25.5)	379.0

Total	$2,276.7	$2,108.0	$382.1	$1,238.4

2006
Individual Investments	$781.1	$730.7	$352.7	$220.1
Retirement Plans	652.2	451.6	38.3	404.5
Individual Protection	468.1	726.8	81.6	231.8
Corporate and Other	398.8	209.9	(9.7)	324.9

Total	$2,300.2	$2,119.0	$462.9	$1,181.3

2005
Individual Investments	$869.9	$744.5	$329.3	$203.7
Retirement Plans	661.4	455.0	47.4	351.5
Individual Protection	475.1	717.5	102.7	234.8
Corporate and Other	337.7	146.1	0.8	302.5

Total	$2,344.1	$2,063.1	$480.2	$1,092.5

[1]	Unearned premiums and other policy claims and benefits payable are included in Column C amounts.
[2]

Allocations of net investment income and certain operating expenses are based on numerous assumptions and estimates, and reported segment operating results would change if different methods were applied.

See accompanying report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule IV Reinsurance

As of December 31, 2007, 2006 and 2005 and for each of the years then ended (dollars in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2007
Life insurance in force	$213,683.5	$76,178.6	$14.0	$137,518.9	0.0%

Premiums:
Life insurance [1]	$523.3	$92.5	$1.9	$432.7	0.4%
Accident and health insurance	289.2	316.8	27.6	—	NM

Total	$812.5	$409.3	$29.5	$432.7	6.8%

2006
Life insurance in force	$209,941.7	$76,648.6	$19.6	$133,312.7	0.0%

Premiums:
Life insurance [1]	$490.8	$51.1	$1.8	$441.5	0.4%
Accident and health insurance	388.9	417.4	28.5	—	NM

Total	$879.7	$468.5	$30.3	$441.5	6.9%

2005
Life insurance in force	$197,781.9	$71,895.0	$474.2	$126,361.1	0.4%

Premiums:
Life insurance [1]	$468.5	$69.6	$1.0	$399.9	0.2%
Accident and health insurance	415.2	445.1	29.9	—	NM

Total	$883.7	$514.7	$30.9	399.9	7.7%

[1]	Primarily represents premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment and universal life insurance products.

See accompanying report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule V Valuation and Qualifying Accounts

Years ended December 31, 2007, 2006 and 2005 (in millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions[1]	Balance at end of period
2007
Valuation allowances—mortgage loans on real estate	$36.0	$1.1	$—	$12.3	$24.8

2006
Valuation allowances—mortgage loans on real estate	$35.1	$5.8	$—	$4.9	$36.0

2005
Valuation allowances—mortgage loans on real estate	$36.9	$2.5	$—	$4.3	$35.1

[1]	Amounts represent transfers to real estate owned and recoveries.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE FINANCIAL SERVICES, INC.
(Registrant)

Date: February 29, 2008	By	/s/ W.G. JURGENSEN
W.G. Jurgensen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ARDEN L. SHISLER	February 20, 2008	/s/ W.G. JURGENSEN	February 29, 2008
Arden L. Shisler, Chairman of the Board	Date	W.G. Jurgensen, Chief Executive Officer and Director	Date

/s/ JOSEPH A. ALUTTO	February 20, 2008	/s/ JAMES G. BROCKSMITH, JR.	February 20, 2008
Joseph A. Alutto, Director	Date	James G. Brocksmith, Jr., Director	Date

/s/ KEITH W. ECKEL	February 20, 2008	/s/ LYDIA M. MARSHALL	February 20, 2008
Keith W. Eckel, Director	Date	Lydia M. Marshall, Director	Date

/s/ DONALD L. MCWHORTER	February 20, 2008	/s/ DAVID O. MILLER	February 20, 2008
Donald L. McWhorter, Director	Date	David O. Miller, Director	Date

/s/ MARTHA MILLER DE LOMBERA	February 20, 2008	/s/ JAMES F. PATTERSON	February 20, 2008
Martha Miller de Lombera, Director	Date	James F. Patterson, Director	Date

/s/ GERALD D. PROTHRO	February 20, 2008	/s/ ALEX SHUMATE	February 20, 2008
Gerald D. Prothro, Director	Date	Alex Shumate, Director	Date

/s/ MARK R. THRESHER	February 29, 2008	/s/ TIMOTHY G. FROMMEYER	February 29, 2008
Mark R. Thresher, President and Chief Operating Officer	Date	Timothy G. Frommeyer, Senior Vice President—Chief Financial Officer	Date

Exhibit Index

Exhibit
3.1

Form of Restated Certificate of Incorporation of Nationwide Financial Services, Inc. (previously filed as Exhibit 3.1 to Form S-1/A, Registration Number 333-18527, filed February 10, 1997, and incorporated herein by reference)

3.2

Amended and Restated Bylaws of Nationwide Financial Services, Inc. (previously filed as Exhibit 3.2 to Form 10-K, Commission File Number 1-12785, filed March 1, 2007, and incorporated herein by reference)

4.1

Form of Indenture relating to the 8.00% senior notes, including the form of Global Note and the form of Definitive Note (previously filed as Exhibit 4.1 to Form S-1/A, Registration Number 333-18531, filed February 25, 1997, and incorporated herein by reference)

4.2

Form of Indenture relating to the Junior Subordinated Deferrable Interest Debentures due 2037 of Nationwide Financial Services, Inc. (previously filed as Exhibit 4.1 to Form S-1, Registration Number 333-18533, filed March 5, 1997, and incorporated herein by reference)

4.3

Senior Indenture dated November 1, 2001 relating to senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 333-18527, filed November 16, 2001, and incorporated herein by reference)

4.4

Form of First Supplemental Indenture relating to the 6.25% senior notes (previously filed as Exhibit 4.2 to Form 8-K, Commission File Number 333-18527, filed November 16, 2001, and incorporated herein by reference)

4.5

Second Supplemental Indenture relating to the 5.90% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 333-18527, filed June 24, 2002, and incorporated herein by reference)

4.6

Third Supplemental Indenture relating to the 5.625% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed February 13, 2003, and incorporated herein by reference)

4.7

Fourth Supplemental Indenture relating to the 5.10% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed September 23, 2005, and incorporated herein by reference)

4.8

Junior Subordinated Debt Indenture dated as of May 18, 2007 between Nationwide Financial Services, Inc. and Wilmington Trust Company (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed March 18, 2007, and incorporated herein by reference)

4.9

First Supplemental Indenture dated as of May 18, 2007 to the Junior Subordinated Debt Indenture between Nationwide Financial Services, Inc. and Wilmington Trust Company (previously filed as Exhibit 4.2 to Form 8-K, Commission File Number 1-12785, filed March 18, 2007, and incorporated herein by reference)

10.1

Form of Intercompany Agreement among Nationwide Mutual Insurance Company, Nationwide Corporation and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.1 to Form S-1/A, Registration Number 333-18533, filed March 5, 1997, and incorporated herein by reference)

10.1.1

Form of Amendment No. 1 to the Intercompany Agreement among Nationwide Mutual Insurance Company, Nationwide Corporation and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.1.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.2

Tax Sharing Agreement dated as of January 1, 2008 among Nationwide Financial Services, Inc. and any company that in the future becomes a subsidiary of Nationwide Financial Services, Inc. if eligible under the Internal Revenue Code (previously filed as Exhibit 99.1 to Form 8-K, Commission File Number 1-12785, filed January 29, 2008, and incorporated herein by reference)

Exhibit
10.3

Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Life Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Life Insurance Company (previously filed as Exhibit 10.4 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.4

Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Life Insurance Company of America and any corporation that may hereafter be a subsidiary of Nationwide Life Insurance Company of America (previously filed as Exhibit 10.5 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.5

Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Provident Holding Company and any corporation that may hereafter be a subsidiary of Nationwide Provident Holding Company (previously filed as Exhibit 10.2 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.6

Form of Amended and Restated Cost Sharing Agreement among parties named therein (previously filed as Exhibit 10.3 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.7

Amended and Restated Five Year Credit Agreement, dated December 31, 2007, among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Wachovia Bank, National Association, as syndication agent and Citicorp USA, Inc., as agent

10.8

Form of Lease Agreement between Nationwide Mutual Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.7 to Form S-1/A, Registration Number 333-18531, filed February 25, 1997, and incorporated herein by reference)

10.9*

Form of Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.4 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference)

10.10*

General Description of Nationwide Performance Incentive Plan (previously filed as Exhibit 10.9 to Form 10-K, Commission File Number 333-18527, filed March 29, 2001, and incorporated herein by reference)

10.11*

Form of Amended and Restated Nationwide Office of Investments Incentive Plan dated as of October 7, 2003 (previously filed as Exhibit 10.13 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.12*

Nationwide Excess Benefit Plan effective as of January 1, 2000 (previously filed as Exhibit 10.14 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.13*

Nationwide Supplemental Retirement Plan As Amended and Restated effective January 1, 2005 (previously filed as Exhibit 10.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.14*	Nationwide Severance Pay Plan effective as of March 1, 2003 (previously filed as Exhibit 10.16 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.15*

Nationwide Supplemental Defined Contribution Plan effective as of January 1, 2005 (previously filed as Exhibit 10.17 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

Exhibit
10.16*

Nationwide Individual Deferred Compensation Plan, as Amended and Restated, effective as of January 1, 2005 (previously filed as Exhibit 10.18 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.17*

Nationwide Board of Directors Deferred Compensation Plan, as Amended and Restated, effective as of January 1, 2005 (previously filed as Exhibit 10.19 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.18*

Nationwide Financial Services, Inc. Second Amended and Restated Stock Retainer Plan for Non-Employee Directors (previously filed as Exhibit 10.19 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

10.19

Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Financial Services, Inc. and Nationwide Cash Management Company (previously filed as Exhibit 10.21 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.20

Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Life Insurance Company and Nationwide Cash Management Company (previously filed as Exhibit 10.22 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.21

Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Life and Annuity Insurance Company and Nationwide Cash Management Company (previously filed as Exhibit 10.23 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.22

Master Repurchase Agreement between Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and Nationwide Mutual Insurance Company and certain of its Subsidiaries and affiliates (previously filed as Exhibit 10.20 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)

10.23

Stock Purchase and Sale Agreement between Nationwide Corporation and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.21 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)

10.24

Stock Purchase and Sale Agreement between Nationwide Financial Services, Inc. and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.22 to Form 10-K, Commission File Number 333-18527, filed March 29, 2000, and incorporated herein by reference)

10.25

Form of Employee Leasing Agreement, dated July 1, 2000, between Nationwide Mutual Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.35 to Form 10-Q, Commission File Number 333-18527, filed May 11, 2001, and incorporated herein by reference)

10.26*

Nationwide Financial Services, Inc. Senior Executive Incentive Plan (previously filed as Exhibit 10.37 to Form 10-Q, Commission File Number 1-12785, filed August 10, 2001, and incorporated herein by reference)

10.26.1*

First Amendment to the Nationwide Financial Services, Inc. Senior Executive Incentive Plan (previously filed as Exhibit 10.6 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference)

10.27

Fund Participation Agreement between Nationwide Financial Services, Inc., Gartmore Mutual Fund Capital Trust and Gartmore Distribution Services, Inc. dated as of May 2, 2005 (previously filed as Exhibit 10.38 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

Exhibit
10.28

Fund Agreement between Nationwide Financial Services, Inc., Gartmore Mutual Fund Capital Trust, Gartmore Mutual Funds, Gartmore Morley Capital Management, Inc. and Gartmore Distribution Services, Inc. dated as of October 1, 2002 (previously filed as Exhibit 10.39 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

10.28.1

Amendment No. 1 dated August 1, 2005 to Fund Agreement between Nationwide Financial Services, Inc., Gartmore Mutual Fund Capital Trust, Gartmore Mutual Funds, Gartmore Morley Capital Management, Inc. and Gartmore Distribution Services, Inc. dated as of October 1, 2002 (previously filed as Exhibit 10.39.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

10.29

Letter of Agreement between Nationwide Financial Services, Inc. and Gartmore Mutual Fund Capital Trust dated as of December 21, 2005 (previously filed as Exhibit 10.40 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

10.30*

Form of Deferred Stock Unit Agreement (Cash Settlement) for the Second Amended and Restated Nationwide Financial Services, Inc. Stock Retainer Plan for Non-Employee Directors (previously filed as Exhibit 10.44 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

10.30.1*

Form of Deferred Stock Unit Agreement (Share Settlement) for the Second Amended and Restated Nationwide Financial Services, Inc. Stock Retainer Plan for Non-Employee Directors (previously filed as Exhibit 10.44.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

10.31*

Employment letter agreement between Nationwide Financial Services, Inc. and John Carter dated October 27, 2005 (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2005, and incorporated herein by reference)

10.32*	Summary of terms of employment of Timothy G. Frommeyer (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2005, and incorporated herein by reference)

10.33*	Summary of Non-Employee Director Compensation

10.34	Form of Software License Agreement (previously filed as Exhibit 10.4 to Form 10-Q, Commission File Number 1-12785, filed August 4, 2005, and incorporated herein by reference)

10.35*

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

10.37*

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
10.39

Agreement and Plan of Merger between Nationwide Federal Credit Union, Nationwide Bank and Nationwide Financial Services, Inc., dated June 16, 2006 (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed August 3, 2006, and incorporated herein by reference)

10.40*	Offer Letter for Anne L. Arvia, dated June 30, 2006 (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed August 3, 2006, and incorporated herein by reference)

10.41

Guarantee Agreement between Nationwide Financial Services, Inc. and Wachovia Bank, National Association, dated June 29, 2006 (previously filed as Exhibit 10.3 to Form 10-Q, Commission File Number 1-12785, filed August 3, 2006, and incorporated herein by reference)

10.42*	Offer Letter for William Jackson, dated August 21, 2006 (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2006, and incorporated herein by reference)

10.43*	Offer Letter for James Lyski, dated August 30, 3006 (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2006, and incorporated herein by reference)

10.44

Share Purchase Agreement between Nationwide Financial Services, Inc. and Nationwide Corporation, dated November 27, 2006 (previously filed as Exhibit 10.55 to Form 10-K, Commission File Number 1-12785, filed March 1, 2007, and incorporated herein by reference)

10.45

Guaranty Agreement between Nationwide Financial Services, Inc. and The Charles Schwab Corporation, dated December 22, 2006 (previously filed as Exhibit 10.56 to Form 10-K, Commission File Number 1-12785, filed March 1, 2007, and incorporated herein by reference)

10.46

Purchase Agreement between Nationwide Financial Services, Inc. and Nationwide Corporation, dated February 2, 2007 (previously filed as Exhibit 10.1 to Form 8-K, Commission File Number 1-12785, filed February 6, 2007, and incorporated herein by reference)

10.47

Purchase Agreement between Nationwide Financial Services, Inc. and UBS AG, London Branch, dated April 5, 2007 (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed May 4, 2007, and incorporated herein by reference)

10.48

Purchase Agreement between Nationwide Financial Services, Inc. and UBS AG, London Branch dated September 7, 2007 (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed November 5, 2007, and incorporated herein by reference)

10.49*	Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and Larry Hilsheimer

10.50*	Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and Terri L. Hill

10.51*	Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and James Lyski

10.52*	Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and Michael C. Keller

10.53*	Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and Patricia R. Hatler

10.54*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Financial Services, Inc. and Mark R. Thresher (previously filed as Exhibit 99.1 to From 8-K, Commission File Number 1-12785, filed February 19, 2008, and incorporated herein by reference)

Exhibit
10.55*	Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and Stephen S. Rasmussen

10.56*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and W.G Jurgensen (previously filed as Exhibit 99.2 to From 8-K, Commission File Number 1-12785, filed February 19, 2008, and incorporated herein by reference)

10.57*	Nationwide Financial Services, Inc. 2008 Deferred Compensation Plan for Non-Employee Directors, effective as of February 19, 2008

10.58*	First Amendment to the Nationwide Individual Deferred Compensation Plan, as amended and restated, effective as of January 1, 2005

10.59*	Second Amendment to the Nationwide Individual Deferred Compensation Plan, as amended and restated, effective as of January 1, 2005

10.60*	Third Amendment to the Nationwide Individual Deferred Compensation Plan, as amended and restated (now known as the Nationwide Officer Deferred Compensation Plan), effective as of January 1, 2005

12	Computation of Ratio of Earnings to Fixed Charges

18.1

Letter regarding change in accounting principle from KPMG LLP related to annual goodwill impairment testing (previously filed as Exhibit 18 to Form 10-Q, Commission File Number 1-12785, filed November 12, 2003, and incorporated herein by reference)

18.2

Letter regarding change in accounting principle from KPMG LLP related to accrued legal expenses (previously filed as Exhibit 18.1 to Form 10-Q, Commission File Number 1-12785, filed August 2, 2007, and incorporated herein by reference)

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