Form 10-Q
period 2008-03-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2008-05-08
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒     Accelerated filer  ☐

Non-accelerated filer  ☐    (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 2, 2008, the registrant had 46,002,085 shares outstanding of its Class A common stock (par value $0.01 per share) and 91,778,717 shares outstanding of its Class B common stock (par value $0.01 per share).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three months ended March 31,
	2008	2007
Revenues:
Policy charges	$345.1	$335.9
Premiums	109.1	110.4
Net investment income	519.5	589.8
Net realized investment losses	(198.9)	(11.4)
Other income	141.5	135.3

Total revenues	916.3	1,160.0

Benefits and expenses:
Interest credited to policyholder accounts	312.6	342.1
Benefits and claims	183.5	153.6
Policyholder dividends	23.9	21.3
Amortization of deferred policy acquisition costs	66.4	133.2
Amortization of value of business acquired	8.4	10.3
Interest expense	27.7	24.5
Other operating expenses	261.0	260.3

Total benefits and expenses	883.5	945.3

Income from continuing operations before federal income tax (benefit) expense	32.8	214.7
Federal income tax (benefit) expense	(10.8)	45.9

Income from continuing operations	43.6	168.8
Discontinued operations, net of taxes	0.9	45.5
Cumulative effect of adoption of accounting principle, net of taxes	—	(6.0)

Net income	$44.5	$208.3

Earnings from continuing operations per common share:
Basic	$0.32	$1.16
Diluted	0.32	1.15

Earnings per common share:
Basic	$0.32	$1.43
Diluted	0.32	1.42

Weighted average common shares outstanding:
Basic	137.9	145.9
Diluted	138.3	147.1
Cash dividends declared per common share	$0.29	$0.26

See accompanying notes to condensed consolidated financial statements

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $27,262.3 and $27,263.9)	$26,796.7	$27,189.2
Equity securities (cost $118.6 and $117.5)	117.6	124.2
Mortgage loans on real estate, net	8,156.4	8,316.1
Short-term investments, including amounts managed by a related party	1,327.5	1,173.6
Other investments	2,289.1	2,265.0

Total investments	38,687.3	39,068.1
Cash	73.0	73.6
Accrued investment income	420.1	368.4
Deferred policy acquisition costs	4,267.0	4,095.6
Value of business acquired	345.9	354.8
Goodwill	301.2	301.2
Other assets	2,230.5	2,090.4
Separate account assets	66,287.6	72,855.0

Total assets	$112,612.6	$119,207.1

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$35,523.0	$35,441.5
Short-term debt	327.6	309.3
Long-term debt	1,620.0	1,565.1
Other liabilities	3,850.5	3,711.6
Separate account liabilities	66,287.6	72,855.0

Total liabilities	107,608.7	113,882.5

Shareholders’ equity:
Preferred stock ($0.01 par value; authorized - 50.0 shares; issued and outstanding - none)	—	—
Class A common stock ($0.01 par value; authorized - 750.0 shares; issued - 71.8 and 71.7 shares; outstanding - 46.0 and 46.7 shares)	0.7	0.7
Class B common stock ($0.01 par value; authorized - 750.0 shares; issued and outstanding - 91.8 shares)	1.0	1.0
Additional paid-in capital	1,786.8	1,782.4
Retained earnings	4,857.6	4,853.0
Accumulated other comprehensive loss	(378.4)	(81.5)
Treasury stock, at cost (25.8 and 25.0)	(1,262.5)	(1,229.6)
Other, net	(1.3)	(1.4)

Total shareholders’ equity	5,003.9	5,324.6

Total liabilities and shareholders’ equity	$112,612.6	$119,207.1

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2008 and 2007

(Unaudited)

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Other, net	Total shareholders’ equity
Balance as of December 31, 2006	$0.7	$1.0	$1,688.5	$4,618.5	$31.9	$(716.3)	$(1.6)	$5,622.7

Cash dividends declared	—	—	—	(38.6)	—	—	—	(38.6)
Common shares repurchased under announced program	—	—	—	—	—	(69.8)	—	(69.8)
Stock options exercised	—	—	28.3	—	—	—	—	28.3
Other, net	—	—	5.3	(0.2)	—	—	—	5.1

Comprehensive income:
Net income	—	—	—	208.3	—	—	—	208.3
Other comprehensive income, net of taxes	—	—	—	—	51.7	—	—	51.7

Total comprehensive income								260.0

Balance as of March 31, 2007	$0.7	$1.0	$1,722.1	$4,788.0	$83.6	$(786.1)	$(1.6)	$5,807.7

Balance as of December 31, 2007	$0.7	$1.0	$1,782.4	$4,853.0	$(81.5)	$(1,229.6)	$(1.4)	$5,324.6

Cash dividends declared	—	—	—	(39.9)	—	—	—	(39.9)
Common shares repurchased under announced program	—	—	—	—	—	(32.9)	—	(32.9)
Stock options exercised	—	—	2.6	—	—	—	—	2.6
Other, net	—	—	1.8		—	—	0.1	1.9

Comprehensive loss:
Net income	—	—	—	44.5	—	—	—	44.5
Other comprehensive loss, net of taxes	—	—	—	—	(296.9)	—	—	(296.9)

Total comprehensive loss								(252.4)

Balance as of March 31, 2008	$0.7	$1.0	$1,786.8	$4,857.6	$(378.4)	$(1,262.5)	$(1.3)	$5,003.9

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$44.5	$208.3
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of subsidiary	—	(45.5)
Net realized investment losses	198.9	11.4
Interest credited to policyholder accounts	312.6	342.1
Capitalization of deferred policy acquisition costs	(154.5)	(145.1)
Amortization of deferred policy acquisition costs	66.4	133.2
Amortization and depreciation, excluding debt extinguishment costs	15.1	25.7
(Increase) decrease in other assets	(266.5)	238.2
Increase in policy and other liabilities	130.7	486.9
Other, net	(21.6)	23.7

Net cash provided by operating activities	325.6	1,278.9

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	1,098.4	1,210.3
Proceeds from sale of securities available-for-sale	554.6	1,652.6
Proceeds from repayments or sales of mortgage loans on real estate	234.2	579.3
Cost of securities available-for-sale acquired	(1,700.4)	(3,052.6)
Cost of mortgage loans on real estate originated or acquired	(75.0)	(357.0)
Net increase in short-term investments	(161.1)	(253.7)
Collateral (paid) received – securities lending, net	(13.6)	71.2
Subsidiary sale	—	115.0
Subsidiary mergers and acquisitions	—	(79.0)
Other, net	(54.1)	(0.8)

Net cash used in investing activities	(117.0)	(114.7)

Cash flows from financing activities:
Net increase in short-term debt	18.3	71.4
Net proceeds from issuance of long-term debt	55.0	—
Cash dividends paid	(36.1)	(33.6)
Investment and universal life insurance product deposits	561.4	933.2
Investment and universal life insurance product withdrawals	(952.1)	(2,235.8)
Common shares repurchased under announced program	(32.9)	(69.8)
Other, net	177.2	175.1

Net cash used in financing activities	(209.2)	(1,159.5)

Net (decrease) increase in cash	(0.6)	4.7
Cash, beginning of period	73.6	84.1

Cash, end of period	$73.0	$88.8

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008 and 2007

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries (NFS, or collectively, the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2007 included in the Company’s 2007 Annual Report on Form 10-K.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates.

The Company determined that certain cash flows related to Nationwide Bank’s merger with Nationwide Federal Credit Union totaling $278.4 million and $245.1 million for the three months ended March 31, 2007 and the six months ended June 30, 2007, respectively, which were included as cash flows provided by operating activities on the condensed consolidated statements of cash flows in the applicable Quarterly Reports on Form 10-Q should be presented as investing and financing activities. The condensed consolidated statement of cash flows for the three months ended March 31, 2007 included in this filing reflects the revised presentation described above. In addition, the condensed consolidated statement of cash flows for the six months ended June 30, 2007 to be included in the Quarterly Report for June 30, 2008 will reflect the revised presentation described above.

Certain items in the condensed consolidated financial statements and related notes have been reclassified to conform to the current presentation.

(2)	Summary of Significant Accounting Policies

A complete summary of the Company’s significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K. There have been no material changes to these policies since December 31, 2007 except as noted below.

(a) Discontinued Operations

During the quarter ended December 31, 2007, the Company committed to a plan of sale of its interest in TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial). Based on management’s determination that the carrying value of this business exceeded its estimated fair value (less the estimated cost to sell), the Company recorded a pre-tax loss totaling $49.0 million ($23.3 million, net of taxes) during the quarter ended December 31, 2007, writing down a portion of the goodwill associated with this business. TBG Financial is engaged in the distribution of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) products primarily to large companies. Upon the sale of its interest in TBG Financial, NFS will no longer be engaged in the distribution of COLI and BOLI products. However, NFS will continue its manufacturing capabilities in this market. Accordingly, the results of operations of TBG Financial are reflected as discontinued in the condensed consolidated statements of income.

Effective March 31, 2007, the Company completed the sale of The 401(k) Company for $115.4 million in cash and recorded a $45.5 million gain, net of taxes. The 401(k) Company provided administrative and record-keeping services to employers in the private sector for use in Internal Revenue Code (IRC) Section 401(k) retirement programs. Since this sale represented the Company’s exit from the large plan 401(k) market, the results of operations of The 401(k) Company and the gain on sale are reflected as discontinued in the condensed consolidated statements of income.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

(b) Nationwide Funds Group Acquisition

On February 2, 2007, NFS entered into a stock purchase agreement with Nationwide Corporation (Nationwide Corp.) to acquire the Philadelphia-based retail asset management operations of NWD Investment Management, Inc. The transaction closed on April 30, 2007 with a final purchase price of $244.2 million. The acquired operations are known as Nationwide Funds Group (NFG). The purchase was accounted for at historical cost in a manner similar to a pooling of interests because the involved entities are under common control. NFG is reflected in the Company’s current and prior year condensed consolidated financial statements at the historical cost of the transferred net assets to provide comparative information as though the companies were combined for all periods presented. The excess purchase price over the historical cost of the acquired net assets was accounted for as a $202.5 million equity transaction. In addition, NFG paid a $42.0 million dividend to Nationwide Corp. during the second quarter of 2007 but prior to the acquisition date.

(c) Change in Accounting Principle

Historically, the Company accrued for legal costs associated with litigation defense and regulatory investigations by estimating the ultimate costs of such activity. Beginning April 1, 2007, the Company’s accrual for such legal expenses includes only the amount for services that have been provided but not yet paid. The Company believes the newly adopted accounting principle is preferable because it more accurately reflects expenses in the periods in which they are incurred. The Company continues to estimate and accrue the ultimate amounts it expects to pay for litigation and regulatory investigation loss contingencies.

(d) Summary of Impact of NFG Acquisition and Change in Accounting Principle

The Company has presented its condensed consolidated financial statements and accompanying notes as applicable for all periods presented to reflect the NFG acquisition and to apply retroactively the adoption of the change in accounting principle described above.

The following table summarizes the impact of the items described above for the three months ended March 31, 2007:

(in millions, except per share amounts)	NFG Acquisition	Change in Accounting Principle	Total
Net investment income	$0.7	$—	$0.7
Other income	48.0	—	48.0
Other operating expenses	39.1	1.9	41.0
Net income	6.3	(1.2)	5.1

Earnings per common share:
Basic	$0.04	$(0.01)	$0.03
Diluted	0.04	(0.01)	0.03

The cumulative effect of the changes described above as of January 1, 2007 was an increase of $158.2 million to retained earnings and a decrease of $73.8 million to additional paid-in capital.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

(3)	Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about derivative instrument fair values and related gains and losses, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently is evaluating the new disclosures required under SFAS 161.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). This FSP delays the effective date of SFAS 157 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. FSP FAS 157-2 applies to nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually), and is effective upon issuance. As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS 157 to the nonfinancial assets and liabilities within the scope of FSP FAS 157-2.

In April 2007, the FASB issued FSP FIN 39-1, An Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with paragraph 10 of Interpretation 39. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. The Company adopted FSP FIN 39-1 effective January 1, 2008. The Company made the decision not to offset the fair value of cash collateral received with the obligation to return the collateral. The adoption of FSP FIN 39-1 did not impact the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. In addition, SFAS 159 does not establish requirements for recognizing and measuring dividend income, interest income or interest expense, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements (SFAS 157), and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company adopted SFAS 159 for commercial mortgage loans held for sale effective January 1, 2008, which did not have a material impact on the Company’s financial position or results of operations. See Note 5 for disclosures required by SFAS 159.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

In September 2006, the FASB issued SFAS 157. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and requires new disclosures about fair value measurements. SFAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. For assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition, the reporting entity shall disclose information that enables financial statement users to assess the inputs used to develop those measurements. For recurring fair value measurements using significant unobservable inputs, the reporting entity shall disclose the effect of the measurements on earnings for the period. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations. See Note 5 for disclosures required by SFAS 157.

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

(4)	Share-Based Payments

The Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) covers selected employees, directors and agents of the Company and certain of its affiliates. The LTEP provides for the grant of any or all of the following types of share-based payment awards: (1) stock options for shares of Class A common stock; (2) restricted stock; (3) stock-based Nationwide value added (NVA) awards; (4) stock appreciation rights (SARs), either in tandem with stock options or freestanding; and (5) performance shares and performance units. The LTEP provides that it will remain in effect, subject to the right of the Company’s Board of Directors (the Board) to terminate it sooner, until all shares subject to the LTEP have been delivered under awards. However, in no event may any LTEP award of incentive stock options be granted on or after February 27, 2012. The number of shares of Class A common stock that may be issued under the LTEP, or as to which SARs or other awards may be granted, currently may not exceed 20.1 million. As of March 31, 2008, 12.5 million shares of Class A common stock options have been granted. Shares issued upon option exercise are new shares not issued from treasury.

Substantially all stock options (1) are non-qualified; (2) are granted with an exercise price at least equal to the fair value of shares on the grant date; (3) have a ten-year term; and (4) vest and become exercisable at the rate of one-third on each annual anniversary date of a three-year period of continued employment or upon retirement. Restricted stock awards are issued with a specific period of restriction varying by award as determined by the Compensation Committee of the Board. As of March 31, 2008, there were no outstanding NVA awards, SARs, performance shares or performance units payable in shares of Class A common stock.

The Nationwide Financial Services, Inc. Second Amended and Restated Stock Retainer Plan for Non-Employee Directors (Director Stock Retainer Plan) covers non-employee directors of the Company. The Director Stock Retainer Plan provides that payment of all or a portion of the retainer payable to a member of the Board may be made in shares of Class A common stock or in deferred stock units (DSUs). DSUs vest upon grant and are valued at the current fair value of the Company’s Class A common stock. They can be settled in cash or stock, pursuant to the terms of the applicable award agreement, in the January following the director’s termination from the board. As of March 31, 2008, there were approximately 41,000 DSUs outstanding. All outstanding DSUs will be settled in cash.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

The following table summarizes share-based payment expense, at fair value, for the periods ended March 31:

(in millions, except per share amounts)	2008	2007
Share-based payment expense	$1.7	$4.5
Share-based payment expense, net of taxes	1.1	2.9

Expense per common share, net of taxes:
Basic	$0.01	$0.02
Diluted	0.01	0.02

The following table summarizes outstanding stock options for the three months ended March 31, 2008:

(options in millions)	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	4.7	$39.05
Exercised	(0.1)	35.73

Outstanding, end of period	4.6	39.04

Vested and exercisable, end of period	4.0	$37.20

As of March 31, 2008, vested and exercisable stock options had an aggregate intrinsic value of approximately $42.0 million with a weighted average remaining contractual term of approximately 5 years. Stock options exercised during the three months ended March 31, 2008 had an aggregate intrinsic value of approximately $0.7 million.

The following table summarizes nonvested stock options for the three months ended March 31, 2008:

(options in millions)	Options on Class A common stock	Weighted average grant date fair value
Nonvested, beginning of period	1.3	$14.12
Vested	(0.7)	13.31

Nonvested, end of period	0.6	14.92

As of March 31, 2008, the total share-based payment cost related to nonvested stock options not yet recognized was approximately $8.2 million. The weighted average period over which this cost is expected to be recognized is approximately 2 years.

No stock options were granted during the three months ended March 31, 2008, and no grants are expected while discussions relating to the proposed acquisition of NFS stock discussed in Note 7 are pending.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

(5)	Fair Value Measurements

Fair Value Option

As described in Note 3, the Company adopted SFAS 159 effective January 1, 2008 and elected SFAS 159 fair value treatment for commercial mortgage loans held for sale. Accordingly, the Company now records in earnings all market fluctuations associated with this portfolio. The Company previously recorded such loans at the lower of cost or market value. Balances for these loans will be measured at fair value prospectively with unrealized gains and losses included as a component of net realized investment gains and losses.

Fair Value Hierarchy

As described in Note 3, the Company adopted SFAS 157 effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

In accordance with SFAS 157, the Company categorized its financial instruments into a three level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument in its entirety.

The Company categorizes financial assets and liabilities recorded at fair value in the condensed consolidated balance sheets as follows:

•

Level 1 – Unadjusted quoted prices accessible in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities utilizing Level 1 valuations include U.S. Treasury and agency securities, equity securities listed in active markets, investments in publicly traded mutual funds with quoted market prices, and listed derivatives.

•

Level 2 – Unadjusted quoted prices for similar assets or liabilities in active markets or inputs (other than quoted prices) that are observable or that are derived principally from or corroborated by observable market data through correlation or other means. The types of assets and liabilities utilizing Level 2 valuations generally include U.S. Government securities not backed by the full faith of the government, municipal bonds, structured notes and certain mortgage-backed securities (MBSs) and asset-backed securities (ABSs), certain corporate debt, certain private equity investments, and certain derivatives, including basis swaps and commodity total return swaps.

•

Level 3 – Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate about the assumptions market participants would use at the measurement date in pricing the asset or liability. Consideration is given to the risk inherent in both the method of valuation and the valuation inputs. Generally, the types of assets and liabilities utilizing Level 3 valuations are certain MBSs and ABSs, certain corporate debt, certain private equity investments, certain mutual fund holdings, and certain derivatives, including embedded derivatives associated with living benefit contracts.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

(in millions)	Level 1	Level 2	Level 3	Total
Assets[1]
Investments:
Securities available-for-sale:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$680.3	$11.3	$1.6	$693.2
Obligations of states and political subdivisions	—	264.8	—	264.8
Debt securities issued by foreign governments	—	53.5	—	53.5
Corporate securities		13,421.4	1,642.3	15,063.7
Mortgage-backed securities	593.9	6,302.3	105.8	7,002.0
Asset-backed securities	—	2,835.2	884.3	3,719.5

Total fixed maturity securities	1,274.2	22,888.5	2,634.0	26,796.7
Equity securities	29.7	82.8	5.1	117.6

Total securities available-for-sale	1,303.9	22,971.3	2,639.1	26,914.3
Trading assets	0.1	45.5	20.9	66.5
Mortgage loans held for sale[2]	—	—	90.6	90.6
Short-term investments	92.4	461.9	773.2	1,327.5

Total investments	1,396.4	23,478.7	3,523.8	28,398.9
Cash	73.0	—	—	73.0
Derivative assets[3]	—	364.1	231.0	595.1
Separate account assets[4]	14,285.4	50,286.7	1,715.5	66,287.6

Total assets	$15,754.8	$74,129.5	$5,470.3	$95,354.6

Liabilities[1]
Future policy benefits and claims[5]	$—	$—	$(324.6)	$(324.6)
Derivative liabilities[3]	(8.8)	(358.5)	(20.2)	(387.5)

Total liabilities	$(8.8)	$(358.5)	$(344.8)	$(712.1)

[1]	The Company considered the impact of non-performance risk and its own credit spreads on the valuation of financial instruments.
[2]	Carried at fair value as elected under SFAS 159.
[3]	Comprised of interest rate swaps, cross-currency interest rate swaps, credit default swaps, other non-hedging instruments, equity option contracts and interest rate futures contracts.
[4]	Comprised of public, privately registered and non-registered mutual funds and investments in securities.
[5]

Related to embedded derivatives associated with living benefit contracts. The Company’s guaranteed minimum accumulation benefits (GMABs), guaranteed minimum withdrawal benefits (GMWBs) and hybrid GMABs/GMWBs are considered embedded derivatives under current accounting guidance, resulting in the related liabilities being separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings. This balance also includes embedded derivatives associated with fixed equity-indexed annuities (EIA) that provide for interest earnings that are linked to the performance of specified equity market indices.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

The following table summarizes financial instruments for which the Company used significant unobservable inputs (Level 3) to determine fair value measurements for the three months ended March 31, 2008:

		Net investment gains (losses)					Change in unrealized gains (losses) in earnings due to assets still held
(in millions)	Balance as of December 31, 2007	In earnings (realized and unrealized) [1]	In OCI (unrealized) [2]	Purchases, issuances, sales and settlements	Transfers in (out) of Level 3	Balance as of March 31, 2008
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1.6	$—	$—	$—	$—	$1.6	$—
Corporate securities	1,514.2	(22.1)	(25.4)	(54.2)	229.8	1,642.3	—
Mortgage-backed securities	181.6	—	(24.8)	(1.5)	(49.5)	105.8	—
Asset-backed securities	762.4	(51.2)	(72.7)	3.3	242.5	884.3	—

Total fixed maturity securities	2,459.8	(73.3)	(122.9)	(52.4)	422.8	2,634.0	—
Equity securities	1.4	—	(0.6)	2.2	2.1	5.1	—

Total securities available-for-sale	2,461.2	(73.3)	(123.5)	(50.2)	424.9	2,639.1	—
Trading assets	15.4	(0.9)	—	6.4	—	20.9	(0.9)
Mortgage loans held for sale	86.1	(9.5)	—	14.0	—	90.6	(9.5)
Short-term investments	476.7	(7.3)	(0.9)	260.0	44.7	773.2	—

Total investments	3,039.4	(91.0)	(124.4)	230.2	469.6	3,523.8	(10.4)
Derivative assets	166.6	61.2	3.2	—	—	231.0	61.2
Separate account assets	2,258.6	(626.8)	—	80.7	3.0	1,715.5	(661.8)

Total assets	$5,464.6	$(656.6)	$(121.2)	$310.9	$472.6	$5,470.3	$(611.0)

Liabilities
Future policy benefits and claims	$(128.9)	$(193.9)	$—	$(1.8)	$—	$(324.6)	$(193.9)
Derivative liabilities	(16.3)	(3.9)	—	—	—	(20.2)	(3.9)

Total liabilities	$(145.2)	$(197.8)	$—	$(1.8)	$—	$(344.8)	$(197.8)

[1]

Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments. The net unrealized loss on separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[2]	Includes changes in market value of certain instruments.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

Investments

Level 3 securities available-for-sale include non-investment grade collateralized mortgage obligations, MBSs and ABSs, ABS trust preferred-residual income notes, counterparty or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC) (see Note 6 for a discussion of NAIC Designations). Level 3 equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

Separate Account Assets

Level 3 separate account assets are comprised of non-registered mutual funds with significant unobservable and/or liquidity restrictions. The net unrealized investment loss on these non-registered mutual funds is attributable to contractholders and, therefore, is not included in the Company’s earnings.

Future Policy Benefits and Claims

These Level 3 items relate to GMAB, GMWB and EIA embedded derivatives associated with contracts with living benefit riders. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses observable inputs, such as published swap rates, in its capital market assumptions. The actuarial assumptions used, including lapse behavior and mortality rates, are based on annuity experience.

Transfers

The Company will review its fair value hierarchy classifications quarterly. Changes in observability of significant valuation inputs identified during these reviews may trigger reclassification of fair value hierarchy levels of financial assets and liabilities. These reclassifications will be reported as transfers in/out of Level 3 in the beginning of the period in which the change occurs. During the first quarter of 2008, certain corporate securities and ABSs were not actively traded due to concerns in the securities markets and resulting lack of liquidity. Since observable market prices could not be used, the Company used unobservable inputs to estimate fair value for these securities.

Fair Value on a Nonrecurring Basis

The Company did not have any assets or liabilities reported at fair value on a nonrecurring basis required to be disclosed under SFAS 157 and FSP FAS 157-2.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

(6)	Investments

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2008
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$147.8	$22.8	$0.3	$170.3
Agencies not backed by the full faith and credit of the U.S. Government	449.4	73.6	0.1	522.9
Obligations of states and political subdivisions	262.8	3.8	1.8	264.8
Debt securities issued by foreign governments	50.2	3.3	—	53.5
Corporate securities
Public	9,160.6	242.5	296.1	9,107.0
Private	5,844.3	178.9	66.5	5,956.7
Mortgage-backed securities	7,288.5	77.0	363.5	7,002.0
Asset-backed securities	4,058.7	32.9	372.1	3,719.5

Total fixed maturity securities	27,262.3	634.8	1,100.4	26,796.7
Equity securities	118.6	4.4	5.4	117.6

Total securities available-for-sale	$27,380.9	$639.2	$1,105.8	$26,914.3

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$172.8	$17.4	$0.9	$189.3
Agencies not backed by the full faith and credit of the U.S. Government	418.1	61.5	—	479.6
Obligations of states and political subdivisions	273.3	1.7	2.8	272.2
Debt securities issued by foreign governments	56.2	2.5	0.3	58.4
Corporate securities
Public	9,233.2	175.2	178.8	9,229.6
Private	6,010.7	135.7	66.9	6,079.5
Mortgage-backed securities	7,142.5	40.3	108.2	7,074.6
Asset-backed securities	3,957.1	33.4	184.5	3,806.0

Total fixed maturity securities	27,263.9	467.7	542.4	27,189.2
Equity securities	117.5	8.3	1.6	124.2

Total securities available-for-sale	$27,381.4	$476.0	$544.0	$27,313.4

The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates, investment quality ratings and credit spreads. While the Company has the ability and intent to hold available-for-sale securities in unrealized loss positions that are not other-than-temporarily impaired until recovery, it may be likely to experience realized investment losses to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

The table below summarizes the amortized cost and estimated fair values of fixed maturity securities available-for-sale, by maturity, as of March 31, 2008. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$1,025.5	$1,032.0
Due after one year through five years	6,766.4	6,917.6
Due after five years through ten years	4,249.6	4,292.5
Due after ten years	3,873.6	3,833.1

Subtotal	15,915.1	16,075.2
Mortgage-backed securities	7,288.5	7,002.0
Asset-backed securities	4,058.7	3,719.5

Total	$27,262.3	$26,796.7

The following table presents the components of net unrealized losses on securities available-for-sale, as of the dates indicated:

(in millions)	March 31, 2008	December 31, 2007
Net unrealized losses, before adjustments and taxes	$(528.3)	$(68.0)
Adjustment to deferred policy acquisition costs	172.1	87.1
Adjustment to value of business acquired	0.6	1.4
Adjustment to future policy benefits and claims	(112.3)	(80.9)
Adjustment to policyholder dividend obligation	(12.0)	(13.8)
Deferred federal income tax benefit	168.1	26.1

Net unrealized losses	$(311.8)	$(48.1)

The following table presents an analysis of the net increase in net unrealized (losses) gains on securities available-for-sale before adjustments and taxes for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007
Fixed maturity securities	$(390.9)	$108.8
Equity securities	(7.7)	0.2

Net increase	$(398.6)	$109.0

The net increase in net unrealized losses for the three months ended March 31, 2008 includes a $61.7 million gain related to the change in fair value of fixed maturity securities which are designated in fair value hedging relationships.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

For securities available-for-sale as of the dates indicated, the following table summarizes the Company’s gross unrealized losses based on the amount of time each type of security has been in an unrealized loss position:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
March 31, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$10.1	$—	$1.5	$0.3	$11.6	$0.3
Agencies not backed by the full faith and credit of the U.S. Government	11.3	0.1	—	—	11.3	0.1
Obligations of states and political subdivisions	31.1	0.4	33.1	1.4	64.2	1.8
Debt securities issued by foreign governments	—	—	1.2	—	1.2	—
Corporate securities
Public	2,564.1	208.8	1,338.5	87.3	3,902.6	296.1
Private	652.1	38.2	1,306.6	28.3	1,958.7	66.5
Mortgage-backed securities	2,102.2	200.3	1,619.5	163.2	3,721.7	363.5
Asset-backed securities	1,829.1	262.2	1,115.8	109.9	2,944.9	372.1

Total fixed maturity securities	7,200.0	710.0	5,416.2	390.4	12,616.2	1,100.4
Equity securities	87.2	5.4	0.1	—	87.3	5.4

Total	$7,287.2	$715.4	$5,416.3	$390.4	$12,703.5	$1,105.8

% of total gross unrealized losses		65%		35%

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$23.7	$0.6	$4.2	$0.3	$27.9	$0.9
Agencies not backed by the full faith and credit of the U.S. Government	—	—	13.9	—	13.9	—
Obligations of states and political subdivisions	23.9	0.2	154.3	2.6	178.2	2.8
Debt securities issued by foreign governments	26.4	0.3	1.2	—	27.6	0.3
Corporate securities
Public	2,452.6	103.4	2,287.7	75.4	4,740.3	178.8
Private	740.4	18.8	2,076.6	48.1	2,817.0	66.9
Mortgage-backed securities	1,448.4	27.6	2,775.7	80.6	4,224.1	108.2
Asset-backed securities	1,515.3	132.3	1,211.6	52.2	2,726.9	184.5
Total fixed maturity securities	6,230.7	283.2	8,525.2	259.2	14,755.9	542.4
Equity securities	37.5	1.6	0.1	—	37.6	1.6

Total	$6,268.2	$284.8	$8,525.3	$259.2	$14,793.5	$544.0

% of total gross unrealized losses		52%		48%

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

The Company has assets that have been in an unrealized loss position for more than one year that are not other-than-temporarily impaired. The Company reviews each asset in an unrealized loss position and evaluates whether or not the loss is other-than-temporary. This evaluation considers several factors, including the extent of the unrealized loss, the rating of the affected security, the Company’s ability and intent to hold the security until recovery, and economic conditions that could affect the creditworthiness of the issuer. As of March 31, 2008, assets that have been in an unrealized loss position for more than one year totaled $390.4 million, or 35% of the Company’s total unrealized losses. Of this total, $360.8 million, or 92%, were classified as investment grade securities, as defined by the NAIC.

As noted in the preceding table, the majority of the increases in the Company’s unrealized losses from December 31, 2007 to March 31, 2008 was attributable to corporate securities, MBSs and ABSs. These increased loss positions primarily were driven by the combined impact of volatility in investment quality ratings and credit spreads, illiquid markets, and interest rate movements.

As of March 31, 2008, $228.8 million (63%) of the Company’s unrealized losses on corporate securities relate to corporate securities classified as investment grade, as defined by the NAIC. Of those losses, $140.7 million (61%) relate to corporate securities that have been in an unrealized loss position for less than one year, with 82% of those investments having ratios of estimated fair value to amortized cost of at least 90%. Of the Company’s corporate securities in unrealized loss positions classified as non-investment grade, 79% have been in an unrealized loss position for less than one year.

As of March 31, 2008, $363.5 million (100%) of the Company’s unrealized losses on MBSs relate to MBSs classified as investment grade, as defined by the NAIC. Of those losses, $200.2 million (55%) relate to MBSs that have been in an unrealized loss position for less than one year, with 73% of those investments having ratios of estimated fair value to amortized cost of at least 90%. Of the Company’s investment grade MBSs in unrealized loss positions that have been so for more than one year, 54% have ratios of estimated fair value to amortized cost of at least 90%.

As of March 31, 2008, $357.0 million (96%) of the Company’s unrealized losses on ABSs relate to ABSs classified as investment grade, as defined by the NAIC. Of those losses, $249.2 million (70%) relate to ABSs that have been in an unrealized loss position for less than one year, with 66% of those investments having ratios of estimated fair value to amortized cost of at least 90%. Of the Company’s investment grade ABSs in unrealized loss positions that have been so for more than one year, 74% have ratios of estimated fair value to amortized cost of at least 90%.

For fixed maturity securities available-for-sale, the following tables summarize as of the dates indicated the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, in an unrealized loss position for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed as of March 31, 2008
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
99.9% - 95.0%	$78.4	$57.0	$135.4	$6.6	$3.9	$10.5	$85.0	$60.9	$145.9
94.9% - 90.0%	76.1	66.7	142.8	26.7	4.8	31.5	102.8	71.5	174.3
89.9% - 85.0%	88.7	109.1	197.8	18.1	5.5	23.6	106.8	114.6	221.4
84.9% - 80.0%	75.0	60.5	135.5	20.4	3.6	24.0	95.4	64.1	159.5
Below 80.0%	272.5	67.5	340.0	47.5	11.8	59.3	320.0	79.3	399.3

Total	$590.7	$360.8	$951.5	$119.3	$29.6	$148.9	$710.0	$390.4	$1,100.4

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

	Period of time for which unrealized loss has existed as of December 31, 2007
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

As of March 31, 2008, 29% of the Company’s investments in an unrealized loss position had ratios of estimated fair value to amortized cost of at least 90%. In addition, 86% of the Company’s investments in an unrealized loss position were classified as investment grade, as defined by the NAIC. Of the Company’s investments in unrealized loss positions classified as non-investment grade, 80% have been in an unrealized loss position for less than one year.

The NAIC assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. For most securities, NAIC ratings are derived from ratings received from nationally recognized rating agencies. The NAIC also assigns ratings to securities that do not receive public ratings. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of March 31, 2008 and December 31, 2007.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of the dates indicated and shows the equivalent ratings between the NAIC and nationally recognized rating agencies:

(in millions)		March 31, 2008		December 31, 2007
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$19,034.0	$18,576.0	$19,153.4	$19,056.5
2	Baa	6,458.5	6,567.4	6,445.9	6,512.7
3	Ba	1,211.5	1,142.3	1,194.0	1,166.7
4	B	387.9	358.9	348.2	341.6
5	Caa and lower	104.6	87.6	83.8	73.1
6	In or near default	65.8	64.5	38.6	38.6

	Total	$27,262.3	$26,796.7	$27,263.9	$27,189.2

[1]

NAIC Designations are assigned at least annually. Some designations for securities shown have been assigned to securities not yet assigned an NAIC Designation in a manner approximating equivalent public rating categories.

[2]

Comparisons between NAIC and Moody’s Investors Service, Inc. (Moody’s) designations are published by the NAIC. If no Moody’s rating is available, the Company assigns internal ratings corresponding to public ratings.

Recent conditions in the securities markets, including changes in investment quality ratings, liquidity, credit spreads and interest rates, have resulted in declines in the values of investment securities, including primarily commercial MBSs and ABSs. When evaluating whether these securities are other-than-temporarily impaired, the Company considers characteristics of the underlying collateral, such as delinquency and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, expected future cash flows, and the Company’s ability and intent to hold the security to recovery. These same factors also affect the estimated fair value of these securities.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

The Company’s investments in MBSs and ABSs include securities that are supported by Alt-A and Sub-prime collateral. The Company considers Alt-A collateral to be mortgages whose underwriting standards do not qualify the mortgage for regular conforming or jumbo loan programs. Typical underwriting characteristics that cause a mortgage to fall into the Alt-A classification may include, but are not limited to, inadequate loan documentation of a borrower’s financial information, debt-to-income ratios above normal lending limits, loan-to-value ratios above normal lending limits that do not have primary mortgage insurance, a borrower who is a temporary resident, and loans securing non-conforming types of real estate. Alt-A mortgages are generally issued to borrowers having higher Fair Isaac Credit Organization (FICO) scores, and the lender typically issues a slightly higher interest rate for such mortgages. The Company considers Sub-prime collateral to be mortgages that are first-lien mortgage loans issued to Sub-prime borrowers, as demonstrated by recent delinquent rent or housing payments or substandard FICO scores. Second-lien mortgage loans are also considered Sub-prime. The amortized cost and estimated fair value of the Company’s investments in securities containing Alt-A collateral totaled $2,286.2 and $2,041.4, respectively, and the amortized cost and estimated fair value of the Company’s investments in securities containing Sub-prime collateral totaled $809.4 and $726.0, respectively. As of March 31, 2008, 100% and 85% of securities containing Alt-A and Sub-prime collateral, respectively, were rated AA or better. In addition, 57% and 74% of Alt-A and Sub-prime collateral, respectively, was originated in 2005 or earlier.

Proceeds from the sale of securities available-for-sale during the three months ended March 31, 2008 and 2007 were $554.6 million and $1.65 billion, respectively. During the three months ended March 31, 2008 and 2007, gross gains of $8.2 million and $25.8 million, respectively, and gross losses of $6.9 million and $27.2 million, respectively, were realized on those sales.

Real estate held for use was $2.8 million and $17.8 million as of March 31, 2008 and December 31, 2007, respectively. These assets are carried at cost less accumulated depreciation, which was $0.4 million and $3.6 million as of March 31, 2008 and December 31, 2007, respectively. The carrying value of real estate held for sale was $10.7 million and $4.0 million as of March 31, 2008 and December 31, 2007, respectively.

As of March 31, 2008 and December 31, 2007, the carrying value of commercial mortgage loans on real estate considered impaired was $7.4 million (for which a $3.0 million valuation allowance had been established). No valuation allowance exists for collateral dependent commercial mortgage loans for which the fair value of the collateral is estimated to be greater than the carrying value.

The following table summarizes activity in the valuation allowance account for mortgage loans on real estate for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007
Allowance, beginning of period	$24.8	$36.0
Net change in allowance	—	(3.0)

Allowance, end of period	$24.8	$33.0

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

The following table summarizes net realized investment losses from continuing operations by source for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007
Total realized (losses) gains on sales, net of hedging losses	$(1.4)	$25.3
Total realized losses on sales, net of hedging gains	(25.8)	(22.8)
Total other-than-temporary and other investment impairments	(88.4)	(13.3)
Credit default swaps	(4.2)	(0.3)
Derivatives and embedded deriviatives associated with living benefit contracts	(74.8)	—
Other derivatives	(4.4)	1.2
Trading portfolio valuation loss	—	(0.8)

Total realized losses before adjustments	(199.0)	(10.7)
Amounts credited to policyholder dividend obligation	(0.2)	(1.0)
Other	0.3	0.3

Net realized investment losses	$(198.9)	$(11.4)

The following table summarizes net investment income from continuing operations by investment type for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007
Securities available-for-sale:
Fixed maturity securities	$397.3	$405.3
Equity securities	1.8	0.4
Trading assets	1.4	1.4
Mortgage loans on real estate	130.8	153.5
Short-term investments	4.1	15.2
Other	0.5	30.8

Gross investment income	535.9	606.6
Less: investment expenses	16.4	16.8

Net investment income	$519.5	$589.8

Fixed maturity securities with an amortized cost of $489.1 million and $198.8 million as of March 31, 2008 and December 31, 2007, respectively, were on deposit with various regulatory agencies as required by law.

As of March 31, 2008 and December 31, 2007, the Company had received $514.1 million and $604.6 million, respectively, of cash collateral on securities lending. The Company had not received any non-cash collateral on securities lending as of March 31, 2008 and December 31, 2007. As of March 31, 2008 and December 31, 2007, the Company had loaned securities with a fair value of $504.1 million and $593.0 million, respectively.

As of March 31, 2008 and December 31, 2007, the Company had received $322.4 million and $245.4 million, respectively, of cash for derivative collateral. The Company also held $27.2 million and $18.5 million of securities as off-balance sheet collateral on derivative transactions as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, the Company had pledged fixed maturity securities with a fair value of $47.4 million as collateral to various derivative counterparties compared to $18.8 million as of December 31, 2007.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

(7)	Shareholders’ Equity and Dividend Restrictions

On March 10, 2008, the Company announced that it had received a proposal from Nationwide Mutual Insurance Company (NMIC), Nationwide Mutual Fire Insurance Company (NMFIC) and Nationwide Corp. to acquire by merger all of the outstanding publicly held Class A shares of NFS common stock for $47.20 per share in cash. The NFS Board has appointed a Special Committee of the Board, comprised entirely of independent, non-affiliated directors, to consider the proposal. The Special Committee will respond to the proposal in due course after it has had an opportunity to fully review and evaluate its terms.

Share Repurchase Program

On August 3, 2005, the Board approved a stock repurchase program (the Program). The Program originally authorized the Company to repurchase up to an aggregate of $300.0 million in value of shares of its common stock in the open market, in block trades or otherwise, and through privately negotiated transactions. On August 2, 2006 and February 21, 2007, the Board extended the Program and authorized additional repurchases of up to $200.0 million and $450.0 million, respectively, in value of shares of the Company’s common stock. On December 5, 2007, the Board further extended the Program through December 2009 and authorized repurchases of up to $500.0 million in value of shares of the Company’s common stock in addition to the $950.0 million total previously authorized. Repurchases under the program are to be made in compliance with all applicable laws and regulations, including United States Securities and Exchange Commission (SEC) rules. All shares repurchased under the Program are classified as treasury stock in the condensed consolidated balance sheets. The Program may be superseded or discontinued at any time.

During the quarter ended March 31, 2008, the Company repurchased 758,700 shares of its Class A common stock for an aggregate of $32.9 million at an average price per share of $43.42. From the Program’s inception through March 31, 2008, the Company repurchased a total of 16,434,068 shares of its Class A common stock for an aggregate of $811.9 million at an average price per share of $49.40, including the impact of per share price adjustments related to accelerated share repurchase agreements. In addition, the Company has repurchased 3,855,050 shares of its Class B common stock held by Nationwide Corp. for $200.0 million at an average price per share of $51.88.

The Company’s management will determine the timing and amount of any additional repurchases based upon its evaluation of market conditions, share price and other factors. The Company anticipates that it will continue to fund the Program using cash flows from operating activities. At this time, as a result of the proposal from NMIC, NMFIC and Nationwide Corp. described above, the Company has suspended repurchases pursuant to the Program.

Dividend Restrictions

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, Nationwide Life Insurance Company (NLIC). The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory capital and surplus as of December 31, 2007 was $2.50 billion, and statutory net income for 2007 was $309.0 million. As of April 1, 2008, NLIC was able to pay dividends to NFS totaling $246.5 million upon providing prior notice to the Ohio Department of Insurance (ODI). On April 7, 2008, NLIC paid a $246.5 million dividend to NFS after providing prior notice to the ODI. The dividend included $181.9 million in cash and $64.6 million in securities.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

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

The ability of Nationwide Life Insurance Company of America (NLICA) to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the Pennsylvania Insurance Department either approves or does not disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. The statutory capital and surplus of NLICA as of December 31, 2007 was $674.0 million, and statutory net income for the year ended December 31, 2007 was $91.6 million. As of April 1, 2008, NLICA could pay dividends of $16.3 million to NFS without obtaining prior approval.

NFS currently does not expect such regulatory requirements to impair the ability of its insurance subsidiaries to pay sufficient dividends in order for NFS to have the necessary funds available to meet its obligations.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

Comprehensive (Loss) Income

The Company’s comprehensive (loss) income includes net income and certain items that are reported directly within separate components of shareholders’ equity that are not recorded in net income (other comprehensive income or loss).

The following table summarizes the Company’s other comprehensive (loss) income, before and after federal income tax benefit (expense), for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007
Net unrealized (losses) gains on securities available-for-sale arising during the period:
Net unrealized (losses) gains before adjustments	$(547.4)	$95.6
Net adjustment to deferred policy acquisition costs	85.0	(34.3)
Net adjustment to value of business acquired	(0.8)	3.0
Net adjustment to future policy benefits and claims	(31.4)	3.6
Net adjustment to policyholder dividend obligation	1.8	(6.6)
Related federal income tax benefit (expense)	172.5	(21.3)

Net unrealized (losses) gains	(320.3)	40.0

Reclassification adjustment for net realized losses on securities available-for-sale realized during the period:
Net unrealized losses	87.1	13.4
Related federal income tax benefit	(30.5)	(4.6)

Net reclassification adjustment	56.6	8.8

Other comprehensive (loss) gain on securities available-for-sale	(263.7)	48.8

Accumulated net holding (losses) gains on cash flow hedges:
Unrealized holding (losses) gains	(43.0)	4.5
Related federal income tax benefit (expense)	15.1	(1.6)

Other comprehensive (loss) income on cash flow hedges	(27.9)	2.9

Other unrealized gains:
Net unrealized gains	4.9	—
Related federal income tax expense	(1.7)	—

Other net unrealized gains	3.2	—

Unrecognized amounts on pension plans:
Net unrecognized amounts	(13.1)	—
Related federal income tax expense	4.6	—

Other comprehensive loss on unrecognized pension amounts	(8.5)	—

Total other comprehensive (loss) income	$(296.9)	$51.7

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three months ended March 31, 2008 and 2007.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

(8)	Earnings Per Share

Basic earnings per share (EPS) represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options, if dilutive.

The following table presents information relating to the Company’s calculations of basic and diluted EPS for the periods indicated:

	Three months ended March 31,
	2008			2007
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Income from continuing operations	$43.6	$0.32	$0.32	$168.8	$1.16	$1.15
Discontinued operations, net of taxes	0.9	—	—	45.5	0.31	0.31
Cumulative effect of adoption of accounting principle, net of taxes	—	—	—	(6.0)	(0.04)	(0.04)

Net income	$44.5	$0.32	$0.32	$208.3	$1.43	$1.42

Weighted average common shares outstanding – basic	137.9			145.9
Dilutive effect of stock options	0.4			1.2

Weighted average common shares outstanding – diluted	138.3			147.1

(9)	Contingencies

Legal Matters

The Company is a party to litigation and arbitration proceedings in the ordinary course of its business. It is often not possible to determine the ultimate outcome of the pending investigations and legal proceedings or to provide reasonable ranges of potential losses with any degree of certainty. Some matters, including certain of those referred to below, are in very preliminary stages, and the Company does not have sufficient information to make an assessment of the plaintiffs’ claims for liability or damages. In some of the cases seeking to be certified as class actions, the court has not yet decided whether a class will be certified or (in the event of certification) the size of the class and class period. In many of the cases, the plaintiffs are seeking undefined amounts of damages or other relief, including punitive damages and equitable remedies, which are difficult to quantify and cannot be defined based on the information currently available. The Company does not believe, based on information currently known by management, that the outcomes of such pending investigations and legal proceedings are likely to have a material adverse effect on the Company’s consolidated financial position. However, given the large and/or indeterminate amounts sought in certain of these matters and inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Company’s consolidated financial position or results of operations in a particular period.

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

March 31, 2008 and 2007

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

These proceedings are expected to continue in the future and could result in legal precedents and new industry-wide legislation, rules and regulations that could significantly affect the financial services industry, including mutual fund, retirement plan, life insurance and annuity companies. These proceedings also could affect the outcome of one or more of the Company’s litigation matters. There can be no assurance that any such litigation or regulatory actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations in the future.

NFS, NMIC, NMFIC, Nationwide Corp. and the directors of NFS have been named as defendants in several class actions brought by NFS shareholders. These lawsuits arise out of the joint offer by NMIC, NMFIC and Nationwide Corp. to acquire all of the outstanding shares of NFS’ Class A common stock. The lawsuits are pending in multiple jurisdictions and allege that the offer price was inadequate, that the process for reviewing the offer was procedurally unfair and that the defendants have breached their fiduciary duties to the holders of the NFS Class A common stock. NFS intends to defend these lawsuits vigorously.

On November 20, 2007, NLIC and Nationwide Retirement Solutions, Inc. (NRS) were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama entitled Ruth A. Gwin and Sandra H. Turner, and a class of similarly situated individuals v NLIC, NRS, Alabama State Employees Association, PEBCO, Inc. and Fictitious Defendants A to Z. The plaintiffs purport to represent a class of all participants in the Alabama State Employees Association (ASEA) plan, excluding members of the Board of Control during the Class Period and excluding ASEA’s directors, officers and board members during the class period. The class period is the date from which NLIC and/or NRS first made a payment to ASEA or PEBCO arising out of the funding agreement dated March 24, 2004 to the date class notice is provided. The plaintiffs allege that the defendants breached their fiduciary duties, converted plan participants’ properties, and breached their contract when payments were made and the plan was administered under the funding agreement. The complaint seeks a declaratory judgment, an injunction, disgorgement of amounts paid, compensatory and punitive damages, interest, attorneys’ fees and costs, and such other equitable and legal relief to which the plaintiffs and class members may be entitled. On January 9, 2008, NLIC and NRS filed a Notice of Removal to the United States District Court Northern District of Alabama, Southern Division. On January 16, 2008, NLIC and NRS filed a motion to dismiss. On January 24, 2008, the plaintiffs filed a motion to remand. On April 15, 2008, the Court remanded this case back to state court in Jefferson County, Alabama. NLIC and NRS intend to defend this case vigorously.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

On July 11, 2007, NLIC was named in a lawsuit filed in the United States District Court for the Western District of Washington at Tacoma entitled Jerre Daniels-Hall and David Hamblen, Individually and on behalf of All Others Similarly Situated v. National Education Association, NEA Member Benefits Corporation, Nationwide Life Insurance Company, Security Benefit Life Insurance Company, Security Benefit Group, Inc., Security Distributors, Inc., et. al. The plaintiff seeks to represent a class of all current or former National Education Association (NEA) members who participated in the NEA Valuebuilder 403(b) program at any time between January 1, 1991 and the present (and their heirs and/or beneficiaries). The plaintiffs allege that the defendants violated the Employee Retirement Income Security Act of 1974, as amended (ERISA) by failing to prudently and loyally manage plan assets, by failing to provide complete and accurate information, by engaging in prohibited transactions, and by breaching their fiduciary duties when they failed to prevent other fiduciaries from breaching their fiduciary duties. The complaint seeks to have the defendants restore all losses to the plan, restoration of plan assets and profits to participants, disgorgement of endorsement fees, disgorgement of service fee payments, disgorgement of excessive fees charged to plan participants, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On October 12, 2007, NLIC filed a motion to dismiss. Oral argument occurred on April 4, 2008. On April 11, 2008, the plaintiffs filed a Motion to Stay, Based on Primary Jurisdiction of U.S. Department of Labor. NLIC intends to defend this lawsuit vigorously.

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

March 31, 2008 and 2007

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

On August 15, 2001, NFS and NLIC were named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. Currently, the plaintiffs’ fifth amended complaint, filed March 21, 2006, purports to represent a class of qualified retirement plans under ERISA that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that NLIC and NFS breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by NLIC and NFS, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. To date, the District Court has rejected the plaintiffs’ request for certification of the alleged class. On September 25, 2007, NFS’ and NLIC’s motion to dismiss the plaintiffs’ fifth amended complaint was denied. On October 12, 2007, NFS and NLIC filed their answer to the plaintiffs’ fifth amended complaint and amended counterclaims. On November 1, 2007, the plaintiffs filed a motion to dismiss NFS’ and NLIC’s amended counterclaims. On November 15, 2007, the plaintiffs filed a motion for class certification. On February 8, 2008, the Court denied the plaintiffs’ motion to dismiss the amended counterclaim, with the exception that it was tentatively granting the plaintiffs’ motion to dismiss with respect to NFS’ and NLIC’s claim that it could recover any “disgorgement remedy” from plan sponsors. On April 25, 2008, NFS and NLIC filed their opposition to the plaintiffs’ motion for class certification. NFS and NLIC continue to defend this lawsuit vigorously.

Tax Matters

Management has established tax reserves in accordance with current accounting guidance, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These reserves are reviewed regularly and are adjusted as events occur that management believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/nondeductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. Management believes its tax reserves reasonably provide for potential assessments that may result from Internal Revenue Service (IRS) examinations and other tax-related matters for all open tax years.

The separate account dividends received deduction (DRD) is a significant component of the Company’s federal income tax provision. On August 16, 2007, the IRS issued Revenue Ruling 2007-54. This ruling took a position with respect to the DRD that could have significantly reduced the Company’s DRD. The Company believes that the position taken by the IRS in the ruling was contrary to existing law and the relevant legislative history.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

In Revenue Ruling 2007-61, released September 25, 2007, the IRS and the U.S. Department of the Treasury suspended Revenue Ruling 2007-54 and informed taxpayers of their intention to address certain issues in connection with the DRD in future tax regulations. Final tax regulations could impact the Company’s DRD in periods subsequent to their effective date.

(10)	Guarantees

Since 2001, the Company has sold $675.0 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (Tax Credit Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of March 31, 2008, the Company held guarantee reserves totaling $6.1 million on these transactions. These guarantees are in effect for periods of approximately 15 years each. The Tax Credit Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.27 billion.

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

As of March 31, 2008 and December 31, 2007, the Company had relationships with 19 variable interest entities (VIEs), each of which the Company was the primary beneficiary. Each VIE is a conduit that assists the Company in structured products transactions involving the sale of Tax Credit Funds to third party investors for which the Company provides guaranteed returns (see Note 10). The results of operations and financial position of these VIEs are included along with corresponding minority interest liabilities in the accompanying condensed consolidated financial statements.

VIE net assets were $466.4 million and $465.7 million as of March 31, 2008 and December 31, 2007, respectively. The following table summarizes the components of net assets as of the dates indicated:

(in millions)	March 31, 2008	December 31, 2007
Other long-term investments	$424.2	$434.1
Short-term investments	22.8	31.9
Other assets	38.6	38.1
Other liabilities	(19.2)	(38.4)

The Company’s total loss exposure from VIEs for which the Company is the primary beneficiary was immaterial as of March 31, 2008 and December 31, 2007 (except for the impact of guarantees disclosed in Note 10).

In addition to the VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in Tax Credit Funds and other investment vehicles of which the Company is not the primary beneficiary. These investments have been held by the Company for periods of 1 to 10 years and allow the Company to utilize certain tax credits and realize other tax benefits from affordable housing projects. The Company also has certain investments in other securitization transactions that qualify as VIEs, but of which the Company is not the primary beneficiary. The total exposure to loss on these VIEs was $263.3 million and $254.1 million as of March 31, 2008 and December 31, 2007, respectively.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

(12)	Segment Information

Management views the Company’s business primarily based on its underlying products and uses this basis to define its four reportable segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating earnings, which is calculated by adjusting income from continuing operations before federal income taxes and discontinued operations to exclude: (1) net realized investment gains and losses, except for operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations); and (2) the adjustment to amortization of deferred policy acquisition costs (DAC) and value of business acquired (VOBA) related to net realized investment gains and losses.

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

Corporate and Other

The Corporate and Other segment includes the MTN program; the retail operations of Nationwide Bank; structured products business; revenues and expenses of the Company’s retail asset management and non-insurance subsidiaries not reported in other segments; non-operating realized gains and losses, including mark-to-market adjustments on embedded derivatives, net of economic hedges, related to products with living benefits; and other revenues and expenses not allocated to other segments.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended March 31, 2008
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$160.7	$33.0	$151.4	$—	$345.1
Premiums	34.1	—	75.0	—	109.1
Net investment income	137.0	161.7	117.5	103.3	519.5
Non-operating net realized investment losses[1]	—	—	—	(182.1)	(182.1)
Other income	7.0	84.4	0.7	32.6	124.7

Total revenues	338.8	279.1	344.6	(46.2)	916.3

Benefits and expenses:
Interest credited to policyholder accounts	96.0	107.6	47.6	61.4	312.6
Benefits and claims	54.5	—	129.0	—	183.5
Policyholder dividends	—	—	23.9	—	23.9
Amortization of DAC	77.7	10.1	26.1	(47.5)	66.4
Amortization of VOBA	0.8	0.5	7.0	0.1	8.4
Interest expense	—	—	—	27.7	27.7
Other operating expenses	47.3	107.0	46.1	60.6	261.0

Total benefits and expenses	276.3	225.2	279.7	102.3	883.5

Income (loss) from continuing operations before federal income tax expense	62.5	53.9	64.9	(148.5)	$32.8

Less: non-operating net realized investment losses[1]	—	—	—	182.1
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(47.5)

Pre-tax operating earnings (loss)	$62.5	$53.9	$64.9	$(13.9)

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

March 31, 2008 and 2007

	Three months ended March 31, 2007
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$156.7	$37.3	$141.9	$—	$335.9
Premiums	33.5	—	76.9	—	110.4
Net investment income	174.0	165.5	119.7	130.6	589.8
Non-operating net realized investment losses[1]	—	—	—	(13.5)	(13.5)
Other income	7.0	78.3	0.8	51.3	137.4

Total revenues	371.2	281.1	339.3	168.4	1,160.0

Benefits and expenses:
Interest credited to policyholder accounts	118.2	111.1	47.3	65.5	342.1
Benefits and claims	46.6	—	107.0	—	153.6
Policyholder dividends	—	—	21.3	—	21.3
Amortization of DAC	99.5	9.8	26.4	(2.5)	133.2
Amortization of VOBA	1.3	0.4	8.6	—	10.3
Interest expense	—	—	—	24.5	24.5
Other operating expenses	48.4	107.6	45.0	59.3	260.3

Total benefits and expenses	314.0	228.9	255.6	146.8	945.3

Income from continuing operations before federal income tax expense	57.2	52.2	83.7	21.6	$214.7

Less: non-operating net realized investment losses[1]	—	—	—	13.5
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(2.5)

Pre-tax operating earnings	$57.2	$52.2	$83.7	$32.6

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

(i)

change in Nationwide Corporation’s control of the Company through its beneficial ownership of 95.2% of the combined voting power of all the outstanding common stock and 66.6% of the economic interest in the Company, including as a result of the proposed acquisition of the Company by Nationwide Corporation and its affiliates;

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

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of the Company that market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), an indirect wholly-owned subsidiary; NFN producers; and Mullin TBG Insurance Agency Services, LLC (Mullin TBG), a joint venture between the Company’s majority-owned subsidiary, TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial), and MC Insurance Agency Services, LLC d/b/a Mullin Consulting (Mullin Consulting) (see Part I – Financial Information, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Overview – Discontinued Operations for more information); and NFG. The Company also distributes retirement savings products through the agency distribution force of its ultimate majority parent company, Nationwide Mutual Insurance Company (NMIC).

As a result of its initial public offering in March 1997 and subsequent stock related transactions since that date, 33.4% of the economic interest in NFS is publicly owned, with the remainder owned by Nationwide Corporation, which is a majority-owned subsidiary of NMIC.

On March 10, 2008, the Company announced that it had received a proposal from NMIC, Nationwide Mutual Fire Insurance Company (NMFIC) and Nationwide Corporation (Nationwide Corp.) to acquire by merger all of the outstanding publicly held Class A shares of NFS common stock for $47.20 per share in cash. The NFS Board of Directors has appointed a Special Committee of the Board, comprised entirely of independent, non-affiliated directors, to consider the proposal. The Special Committee will respond to the proposal in due course after it has had an opportunity to fully review and evaluate its terms.

Business Segments

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 12 – Segment Information for a discussion of reportable segments, including the components of each segment.

The following table summarizes pre-tax operating earnings (loss) by segment for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007	Change
Individual Investments	$62.5	$57.2	9%
Retirement Plans	53.9	52.2	3%
Individual Protection	64.9	83.7	(22)%
Corporate and Other	(13.9)	32.6	NM

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

The Company regularly evaluates and adjusts the DAC balance when actual gross profits in a given reporting period vary from management’s initial estimates, with a corresponding charge or credit to current period earnings. This process is referred to by the Company as a “true-up”, which generally is performed, and the resulting impact recognized, on a quarterly basis. Additionally, the Company regularly evaluates its assumptions regarding the future estimated gross profits used as a basis for amortization of DAC and adjusts the total amortization recorded to date by a charge or credit to earnings if evidence suggests that these future assumptions and estimates should be revised. This process is referred to by the Company as “unlocking.” The Company regularly monitors its actual experience with factors impacting its assumptions about future expected gross profits and other relevant internal and external information regarding those assumptions and unlocks as such information and analysis warrants.

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

Discontinued Operations

During the quarter ended December 31, 2007, the Company committed to a plan of sale of its interest in TBG Financial. Effective March 31, 2007, the Company completed the sale of The 401(k) Company for $115.4 million in cash and recorded a $45.5 million gain, net of taxes. The results of operations of TBG Financial and The 401(k) Company and the gain on sale of The 401(k) Company are reflected as discontinued in the condensed consolidated statements of income. In addition, the sales tables and “Other Data” section of the Retirement Plans segment table in the subsequent portions of Part I – Financial Information, Item 2 – MD&A exclude amounts applicable to The 401(k) Company.

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

Fair Value Measurements

As described in Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 5 – Fair Value Measurements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157) effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

In accordance with SFAS 157, the Company categorized its financial instruments based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument in its entirety.

The Company categorizes financial assets and liabilities recorded at fair value in the condensed consolidated balance sheets as Level 1, Level 2 or Level 3 depending on the observability of inputs used to measure fair value.

Investments

Level 3 securities available-for-sale include non-investment grade collateralized mortgage obligations, mortgage-backed securities (MBSs) and asset-backed securities (ABSs), ABS trust preferred-residual income notes, counterparty or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC).

As of March 31, 2008, Level 3 investments comprised 12% of total investments. Significant transfers of corporate securities and ABSs into Level 3 during the first quarter of 2008 primarily were related to changes in pricing availability for corporate bonds and other fixed-income securities driven by shifts from matrix priced and non-matrix priced valuation methodologies to broker pricing.

Despite a net transfer of investments into Level 3 during the first quarter of 2008, securities comprising 27% of the total value of Level 3 MBSs as of December 31, 2007 transferred out of Level 3 due to enhanced pricing availability for previously broker-priced investments.

Future Policy Benefits and Claims

These items relate to embedded derivatives associated with contracts with living benefit riders (guaranteed minimum accumulation benefits, guaranteed minimum withdrawal benefits and equity-indexed annuities). Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses observable inputs, such as published swap rates, in its capital market assumptions. The actuarial assumptions used, including lapse behavior and mortality rates, are based on annuity experience.

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

Note 2 to the audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K provides a summary of significant accounting policies. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 3 – Recently Issued Accounting Standards for a discussion of recently issued accounting standards. The Company’s critical accounting policies have not changed materially from those disclosed in the Company’s 2007 Annual Report on Form 10-K.

Results of Operations

First Quarter – 2008 Compared to 2007

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007	Change
Revenues:
Policy charges:
Asset fees	$183.9	$184.2	—
Cost of insurance charges	109.5	104.1	5%
Administrative fees	32.9	29.0	13%
Surrender fees	18.8	18.6	1%

Total policy charges	345.1	335.9	3%
Premiums	109.1	110.4	(1)%
Net investment income	519.5	589.8	(12)%
Net realized investment losses	(198.9)	(11.4)	NM
Other income	141.5	135.3	5%

Total revenues	916.3	1,160.0	(21)%

Benefits and expenses:
Interest credited to policyholder accounts	312.6	342.1	(9)%
Benefits and claims	183.5	153.6	19%
Policyholder dividends	23.9	21.3	12%
Amortization of DAC	66.4	133.2	(50)%
Amortization of VOBA	8.4	10.3	(18)%
Interest expense	27.7	24.5	13%
Other operating expenses	261.0	260.3	—

Total benefits and expenses	883.5	945.3	(7)%

Income from continuing operations before federal income tax (benefit) expense	32.8	214.7	(85)%
Federal income tax (benefit) expense	(10.8)	45.9	NM

Income from continuing operations	43.6	168.8	(74)%
Discontinued operations, net of taxes	0.9	45.5	NM
Cumulative effect of adoption of accounting principle, net of taxes	—	(6.0)	NM

Net income	$44.5	$208.3	(79)%

The decrease in net income was impacted by the aforementioned $45.5 million gain on the sale of The 401(k) Company during the prior year quarter. In addition, the Company recorded lower income from continuing operations before federal income tax (benefit) expense primarily due to higher net realized investment losses, lower interest spread income and higher benefits and claims, partially offset by lower amortization of DAC. Finally, the Company recorded a federal income tax benefit for the current year quarter primarily due to the impact of net realized investment losses. Thus, the effective tax rates in 2008 and 2007 are not comparable.

Higher net realized investment losses were driven by a $75.1 million increase in impairment charges due to challenging conditions in the credit markets. In addition, the Company recorded higher losses on living benefit embedded derivatives, net of economic hedging activity, primarily as a result of differences between changes in the market value of liabilities and hedge assets in a volatile market.

Interest spread income declined primarily within the Corporate and Other segment due to lower investment returns, a decrease in income from mortgage loan prepayments and bond call premiums, and lower earnings from the MTN program. Lower general account assets in the Individual Investments segment caused by fixed annuity outflows also drove down interest spread income.

Higher benefits and claims primarily were due to adverse mortality in the current year in the variable universal life and universal life insurance businesses in the Individual Protection segment. Both the number of claims and the average net claim size increased over the prior year.

Amortization of DAC declined primarily due to the $42.6 million impact of net realized investment losses on embedded derivatives in annuity products offering living benefits. The effect of unlocking in the second quarter of 2007 on the rate of amortization within the Individual Investments segment, along with related true-ups, also contributed to the decrease.

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

The Company’s flagship products are marketed under The BEST of AMERICA brand and include individual variable and group annuities, group private sector retirement plans sold through Nationwide Trust Company, FSB, a division of Nationwide Bank (NTC), and variable life insurance. The BEST of AMERICA products allow customers to choose from investment options managed by premier mutual fund managers. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand names.

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under Internal Revenue Code (IRC) Section 457. The Company utilizes its endorsement by the National Association of Counties, The United States Conference of Mayors and The International Association of Fire Fighters when marketing IRC Section 457 products.

First Quarter – 2008 Compared to 2007

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007	Change
Individual Investments
Individual variable annuities:
The BEST of AMERICA products	$1,090.4	$1,166.9	(7)%
Private label annuities	118.0	73.2	61%
NFN and other	0.7	0.9	(22)%

Total individual variable annuities	1,209.1	1,241.0	(3)%
Individual fixed annuities	40.6	37.3	9%
Income products	48.8	55.5	(12)%
Advisory services program	23.2	36.8	(37)%

Total Individual Investments	1,321.7	1,370.6	(4)%

Retirement Plans
Private sector:
Group annuity products	257.3	318.5	(19)%
Group trust products	1,383.7	1,487.4	(7)%

Total group products	1,641.0	1,805.9	(9)%
NFN products	46.9	35.9	31%
Other	20.8	21.0	(1)%

Total private sector	1,708.7	1,862.8	(8)%

Public sector:
IRC Section 457 annuities	435.8	389.7	12%
Administration-only agreements	717.2	684.6	5%

Total public sector	1,153.0	1,074.3	7%

Total Retirement Plans	2,861.7	2,937.1	(3)%

Individual Protection
Corporate-owned life insurance	205.5	203.2	1%
Traditional/universal life insurance	152.4	122.8	24%
The BEST of AMERICA variable life series	101.3	108.7	(7)%
NFN variable life products	43.5	52.2	(17)%

Total Individual Protection	502.7	486.9	3%

Total sales	$4,686.1	$4,794.6	(2)%

See Part I – Financial Information, Item 2 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007	Change
Non-affiliated:
Independent broker/dealers	$1,561.9	$1,708.7	(9)%
Wirehouse and regional firms	706.4	679.7	4%
Financial institutions	610.7	590.5	3%
Pension plan administrators	119.6	175.8	(32)%
Life insurance specialists	105.6	88.3	20%

Total non-affiliated sales	3,104.2	3,243.0	(4)%

Affiliated:
NRS	1,161.1	1,082.2	7%
NFN producers	320.9	354.4	(9)%
Mullin TBG	99.9	115.0	(13)%

Total affiliated sales	1,581.9	1,551.6	2%

Total sales	$4,686.1	$4,794.6	(2)%

The decrease in total sales primarily was due to declines in private sector group product sales in the Retirement Plans segment and lower individual variable annuity sales in the Individual Investments segment driven by volatile market conditions and the recent economic slowdown. Strong sales of public sector Retirement Plans products and the recently introduced ULtimate universal life product in the Individual Protection segment partially offset the overall decline.

Lower sales through the independent broker/dealers and pension plan administrators channels reflect the declines in group product and individual variable annuity sales mentioned above, partially mitigated by increased universal life sales.

Increased NRS sales were driven by significant increases in two large administration-only agreements as well as increased participation by both new and existing employers.

Business Segments

Individual Investments

First Quarter – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended March 31,
(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$141.9	$137.8	3%
Administrative fees	7.3	6.3	16%
Surrender fees	11.5	12.6	(9)%

Total policy charges	160.7	156.7	3%
Premiums	34.1	33.5	2%
Net investment income	137.0	174.0	(21)%
Other income	7.0	7.0	—

Total revenues	338.8	371.2	(9)%

Benefits and expenses:
Interest credited to policyholder accounts	96.0	118.2	(19)%
Benefits and claims	54.5	46.6	17%
Amortization of DAC	77.7	99.5	(22)%
Amortization of VOBA	0.8	1.3	(38)%
Other operating expenses	47.3	48.4	(2)%

Total benefits and expenses	276.3	314.0	(12)%

Pre-tax operating earnings	$62.5	$57.2	9%

Other Data
Interest spread margin:
Net investment income	5.44%	5.71%
Interest credited	3.66%	3.73%

Interest spread on average general account values	1.78%	1.98%

Sales:
Individual variable annuities	$1,209.1	$1,241.0	(3)%
Individual fixed annuities	40.6	37.3	9%
Income products	48.8	55.5	(12)%
Advisory services program	23.2	36.8	(37)%

Total sales	$1,321.7	$1,370.6	(4)%

Average account values:
General account	$10,486.4	$12,664.0	(17)%
Separate account	40,617.9	39,726.2	2%
Advisory services program	625.8	607.0	3%

Total average account values	$51,730.1	$52,997.2	(2)%

Account values as of period end:
Individual variable annuities	$42,698.3	$44,211.7	(3)%
Individual fixed annuities	4,468.0	6,158.4	(27)%
Income products	2,102.5	2,043.8	3%
Advisory services program	604.4	616.8	(2)%

Total account values	$49,873.2	$53,030.7	(6)%

Pre-tax operating earnings to average account values	0.48%	0.43%

Pre-tax operating earnings increased due to lower amortization of DAC and higher asset fees, partially offset by lower interest spread income and higher benefits and claims.

Amortization of DAC decreased primarily due to the $14.2 million impact of unlocking in the second quarter of 2007 on the rate of amortization, along with related true-ups. Lower fixed annuity gross profits driven by lower asset levels accounted for the rest of the decline.

Asset fees increased due to higher average separate account values driven by favorable market performance during 2007 and an increase in the average variable asset fee rate attributable to new business sold with living benefit riders and corresponding higher fee rates.

Interest spread income declined due to two main factors. First, lower general account assets caused by fixed annuity net outflows reduced income by $9.7 million. Second, the current quarter included 4 basis points, or $1.0 million, of income from mortgage loan prepayments and bond call premiums compared to 15 basis points, or $4.8 million, in the same quarter a year ago.

The increase in benefits and claims primarily was driven by higher guaranteed benefit expenses related to growth in this business.

Lower sales primarily were attributable to the individual variable annuity business due to volatile market conditions and the recent economic slowdown.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of March 31, 2008:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$978.2	3.84%	$—	N/A	$978.2	3.84%
Minimum interest rate of 3.00% to 3.49%	1,214.9	4.09%	3,107.7	3.14%	—	N/A	4,322.6	3.40%
Minimum interest rate lower than 3.00%	802.5	3.40%	460.9	3.63%	32.5	4.00%	1,295.9	3.50%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,832.9	2.55%	1,832.9	2.55%

Total deferred individual fixed annuities	$2,017.4	3.82%	$4,546.8	3.34%	$1,865.4	2.58%	$8,429.6	3.28%

Retirement Plans

First Quarter – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended March 31,
(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$29.2	$33.7	(13)%
Administrative fees	3.3	2.6	27%
Surrender fees	0.5	1.0	(50)%

Total policy charges	33.0	37.3	(12)%
Net investment income	161.7	165.5	(2)%
Other income	84.4	78.3	8%

Total revenues	279.1	281.1	(1)%

Benefits and expenses:
Interest credited to policyholder accounts	107.6	111.1	(3)%
Amortization of DAC	10.1	9.8	3%
Amortization of VOBA	0.5	0.4	25%
Other operating expenses	107.0	107.6	(1)%

Total benefits and expenses	225.2	228.9	(2)%

Pre-tax operating earnings	$53.9	$52.2	3%

Other Data
Interest spread margin:
Net investment income	5.86%	5.92%
Interest credited	3.90%	3.97%

Interest spread on average general account values	1.96%	1.95%

Sales:
Private sector	$1,708.7	$1,862.8	(8)%
Public sector	1,153.0	1,074.3	7%

Total sales	$2,861.7	$2,937.1	(3)%

Average account values:
General account	$11,042.8	$11,175.4	(1)%
Separate account	15,791.2	18,441.8	(14)%
Non-insurance assets	21,315.7	19,314.3	10%
Administration-only	30,396.6	28,314.4	7%

Total average account values	$78,546.3	$77,245.9	2%

Account values as of period end:
Private sector	$30,571.0	$32,927.9	(7)%
Public sector	45,975.0	44,966.9	2%

Total account values	$76,546.0	$77,894.8	(2)%

Pre-tax operating earnings to average account values	0.27%	0.27%

The increase in pre-tax operating earnings was driven by higher other income, partially offset by lower asset fees.

Other income includes administrative fees from non-insurance retirement and deferred compensation plans and asset-based fees from the NTC 401(k) platform. The increase was driven by higher mutual fund revenue and other asset fees of $5.0 million and $2.0 million, respectively, resulting from higher average non-insurance assets driven by higher net flows to NTC 401(k) products and large administration-only cases, partially offset by declining investment performance.

Asset fees decreased due to lower average separate account values as a result of declining investment performance.

Private sector sales drove down overall sales due to fewer plan transfers related to volatile market conditions and the recent economic slowdown. Higher public sector sales were driven by significant increases in two large administration-only agreements as well as increased participation by both new and existing employers.

Individual Protection

First Quarter – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$12.8	12.7	—
Cost of insurance charges	109.5	104.1	5%
Administrative fees	22.3	20.1	11%
Surrender fees	6.8	5.0	36%

Total policy charges	151.4	141.9	7%
Premiums	75.0	76.9	(2)%
Net investment income	117.5	119.7	(2)%
Other income	0.7	0.8	(13)%

Total revenues	344.6	339.3	2%

Benefits and expenses:
Interest credited to policyholder accounts	47.6	47.3	1%
Benefits	129.0	107.0	21%
Policyholder dividends	23.9	21.3	12%
Amortization of DAC	26.1	26.4	(1)%
Amortization of VOBA	7.0	8.6	(19)%
Other operating expenses	46.1	45.0	2%

Total benefits and expenses	279.7	255.6	9%
Pre-tax operating earnings	$64.9	83.7	(23)%

Other Data
Sales:
Corporate-owned life insurance	$205.5	203.2	1%
Traditional/universal life insurance	152.4	122.8	24%
The BEST of AMERICA variable life series	101.3	108.7	(7)%
NFN variable life products	43.5	52.2	(17)%

Total sales	$502.7	486.9	3%

Policy reserves as of period end:
Individual investment life insurance	$5,776.6	5,927.3	(3)%
Corporate investment life insurance	8,503.7	8,703.9	(2)%
Traditional life insurance	4,156.1	4,153.8	—
Universal life insurance	1,294.0	1,169.3	11%

Total policy reserves	$19,730.4	19,954.3	(1)%

Insurance in force as of period end:
Individual investment life insurance	$57,196.0	57,748.8	(1)%
Corporate investment life insurance	25,298.9	24,869.6	2%
Traditional life insurance	44,899.4	40,504.2	11%
Universal life insurance	10,764.5	10,082.2	7%

Total insurance in force	$138,158.8	133,204.8	4%

The decrease in pre-tax operating earnings was driven by higher benefits, partially offset by higher cost of insurance charges.

Higher benefits primarily were due to adverse mortality in the current year in the variable universal life and universal life insurance businesses. Both the number of claims (up 32%) and the average net claim size (up 42%) increased over the prior year.

Cost of insurance charges increased due to increased business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges as the Company’s related mortality risk also rises.

The increase in sales primarily was due to the recently introduced ULtimate universal life product, which drove a 77% increase in universal life sales. Lower variable life sales partially offset this increase.

Corporate and Other

First Quarter – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007	Change
Statements of Income Data
Operating revenues:
Net investment income	$103.3	$130.6	(21)%
Other income	32.6	51.3	(36)%

Total operating revenues	135.9	181.9	(25)%

Benefits and operating expenses:
Interest credited to policyholder accounts	61.4	65.5	(6)%
Interest expense	27.7	24.5	13%
Other operating expenses	60.7	59.3	2%

Total benefits and operating expenses	149.8	149.3	—

Pre-tax operating (loss) earnings	(13.9)	32.6	NM
Add: non-operating net realized investment losses[1]	(182.1)	(13.5)	NM
Add: adjustment to amortization related to net realized investment gains and losses	47.5	2.5	NM

(Loss) income from continuing operations before federal income tax expense	$(148.5)	$21.6	NM

Other Data
Customer funds managed and administered:
Funding agreements backing medium-term notes	$4,528.7	$4,347.9	4%
Nationwide Bank deposits	985.7	853.1	16%
NFG	1,640.6	2,817.5	(42)%

Total customer funds managed and administered	$7,155.0	$8,018.5	(11)%

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

The Company recorded a pre-tax operating loss in the first three months of 2008 compared to earnings in the prior year primarily due to lower interest spread income and other income.

Interest spread income declined primarily due to lower investment returns, a decrease in income from mortgage loan prepayments and bond call premiums, and lower earnings from the MTN program.

Lower other income primarily was driven by a fair value adjustment to the Company’s mortgage loan commitments held for sale.

The increase in non-operating net realized investment losses was driven by higher impairment charges in 2008 due to challenging conditions in the credit markets. In addition, the Company recorded higher losses on living benefit embedded derivatives, net of economic hedging activity, primarily as a result of differences between changes in the market value of liabilities and hedge assets in a volatile market. Specifically, these realized losses were driven by the combination of higher implied and realized equity market volatility, falling interest rates, hedge basis mismatch, and market value shifts on dealer valuations of certain long-term derivative contracts.

The following table summarizes net realized investment losses from continuing operations by source for the periods indicated:

	Three months ended March 31,
(in millions)	2008	2007
Total realized (losses) gains on sales, net of hedging losses	$(1.4)	$25.3
Total realized losses on sales, net of hedging gains	(25.8)	(22.8)
Total other-than-temporary and other investment impairments	(88.4)	(13.3)
Credit default swaps	(4.2)	(0.3)
Derivatives and embedded deriviatives associated with living benefit contracts	(74.8)	—
Other derivatives	(4.4)	1.2
Trading portfolio valuation loss	—	(0.8)

Total realized losses before adjustments	(199.0)	(10.7)
Amounts credited to policyholder dividend obligation	(0.2)	(1.0)
Other	0.3	0.3

Net realized investment losses	$(198.9)	$(11.4)

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

The following table summarizes for the three months ended March 31, 2008 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	March 31, 2008
(in millions)				Holdings[1]	Net unrealized gain (loss)
U.S. Government securities that were sold at a loss in the first quarter of 2008. No impairment is necessary on the remaining holdings.	$153.1	$(2.4)	$—	$449.4	$73.5

Ownership interest in a mortgage-backed security. An impairment was recognized in the first quarter of 2008.	0.8	(0.4)	(5.5)	161.7	(13.1)

Ownership interest in a collateralized debt obligation. An impairment was recognized in the first quarter of 2008.	—	—	(12.1)	—	—

Ownership interest in a market value collateralized loan obligation. An impairment was recognized in the first quarter of 2008.	—	—	(11.2)	—	—

An international company that specializes in the ownership, management and development of shopping centers. An impairment was recognized in the first quarter of 2008.	—	—	(8.0)	32.0	—

Ownership interest in collateralized closed end second lien loans. An impairment was recognized in the first quarter of 2008. [2]	—	—	(7.8)	4.3	—

Ownership interest in a mortgage-backed security. An impairment was recognized in the first quarter of 2008. [2]	—	—	(7.7)	60.6	(3.8)

A major newspaper publisher. An impairment was recognized in the first quarter of 2008.	—	—	(5.3)	28.8	—

Ownership interest in a mortgage-backed security. An impairment was recognized in the first quarter of 2008. [2]	—	—	(4.6)	2.1	—

Ownership interest in a mortgage-backed security. An impairment was recognized in the first quarter of 2008.	—	—	(4.3)	27.3	(0.8)

A pooled trust preferred security consisting mostly of structured bank collateral. An impairment was recognized in the first quarter of 2008.	—	—	(3.2)	18.8	(9.2)

A major newsprint, pulp and paper manufacturer. An impairment was recognized in the first quarter of 2008.	—	—	(3.2)	9.0	—

Ownership interest in a market value collateralized loan obligation. An impairment was recognized in the first quarter of 2008.	—	—	(3.2)	1.8	—

A household products retail store. An impairment was recognized in the first quarter of 2008.	—	—	(2.7)	1.8	—

Total	$153.9	$(2.8)	$(78.8)	$797.6	$46.6

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.
[2]	Security with Sub-prime collateral.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities. See Part 1 - Financial Information, Item 2 - MD&A - Investments - Securities Available-for-Sale for information regarding the Company’s impairment evaluation process.

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

The Company’s capital structure consists of long-term debt and shareholders’ equity. The following table summarizes the Company’s capital structure as of the dates indicated:

(in millions)	March 31, 2008	December 31, 2007
Long-term debt	$1,620.0	$1,565.1
Shareholders’ equity, excluding accumulated other comprehensive income	5,382.3	5,406.1
Accumulated other comprehensive loss	(378.4)	(81.5)

Total shareholders’ equity	5,003.9	5,324.6

Total capital	$6,623.9	$6,889.7

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

Short-Term Debt

The Company has available as a source of funds a $1.00 billion revolving variable rate credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company’s debt not exceed 40% of tangible net worth, as defined, and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of March 31, 2008, the Company and NLIC were in compliance with all covenants. The Company had no amounts outstanding under this agreement as of March 31, 2008. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $149.9 million and $199.7 million of commercial paper outstanding as of March 31, 2008 and December 31, 2007, respectively.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. London Interbank Offered Rate (LIBOR). NLIC had $99.7 million and $85.6 million outstanding under this agreement as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, the Company had not provided any guarantees on such borrowings, either directly or indirectly.

The Company also has a wholly-owned subsidiary that has available two variable rate line of credit agreements with a single financial institution for short-term advances in amounts up to $50.0 million and $500.0 million, respectively. The lines of credit are collateralized by investments owned by the subsidiary and are included in the consolidated balance sheets. The available portion of the credit facilities is limited by the collateral value of loans or securities pledged. As of March 31, 2008, the total borrowing capacity was $228.7 million. The subsidiary had $68.0 million and $14.0 million outstanding on these lines of credit as of March 31, 2008 and December 31, 2007, respectively.

In addition, the Company has a majority-owned subsidiary that has available an annually renewable, 364-day, $10.0 million variable rate line of credit agreement with a single financial institution. The line of credit is guaranteed by NFS and is included in the condensed consolidated balance sheets. The subsidiary had $10.0 million outstanding on that line of credit as of March 31, 2008 and December 31, 2007.

The Company also has a wholly-owned subsidiary with a five-year letter of credit issuance agreement with a single financial institution to provide up to $50.0 million in letters of credit. The agreement was effective September 30, 2006 and is guaranteed by NFS. The subsidiary had issued $41.0 million and $40.6 million in letters of credit through this facility as of March 31, 2008 and December 31, 2007, respectively.

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

The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of March 31, 2008, the Company was in compliance with all such covenants.

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

In addition, the Company has a wholly-owned subsidiary with fixed rate borrowings from various financial institutions that totaled $120.0 million and $65.0 million as of March 31, 2008 and December 31, 2007, respectively. These borrowings have maturity dates ranging from two to ten years, and all are secured by investments pledged by the subsidiary.

Guarantees

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 10 – Guarantees for a description of the potential impact on liquidity of the Company’s guarantees.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments have not changed materially from those disclosed in the Company’s 2007 Annual Report on Form 10-K.

Off-Balance Sheet Transactions

Under the MTN program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements rank equal with all other insurance claims of the issuing company in the event of liquidation and should be treated as “annuities” under applicable Ohio insurance law. Therefore, the funding agreement obligations are classified as a component of future policy benefits and claims on the condensed consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the MTNs, the Company does not include the trust in its condensed consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. (S&P), assign the same ratings to the notes and the insurance financial strength of NLIC. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 6 – Investments and Part I – Financial Information, Item II – MD&A – Investments – Counterparty Risk Associated with Derivatives for information about off-balance sheet collateral related to the Company’s securities lending program.

Investments

General

The Company’s assets are divided between separate account and general account assets. As of March 31, 2008, $66.29 billion (59%) of the Company’s total assets were held in separate accounts ($72.86 billion, or 61%, as of December 31, 2007) and $46.32 billion 41% were held in the Company’s general account ($46.35 billion, or 39%, as of December 31, 2007), including $38.69 billion of general account investments ($39.07 billion as of December 31, 2007).

Separate account assets consist primarily of deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. After deducting fees or expense charges, the investment performance in the Company’s separate account assets is passed through to the Company’s customers.

The following table summarizes the Company’s consolidated general account investments by asset category as of the dates indicated:

	March 31, 2008		December 31, 2007
(dollars in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities	$26,796.7	69.3	$27,189.2	69.6
Equity securities	117.6	0.3	124.2	0.3
Trading assets	66.5	0.2	37.7	0.1
Mortgage loans on real estate, net	8,156.4	21.1	8,316.1	21.3
Real estate, net	21.6	0.1	21.8	0.1
Policy loans	1,036.7	2.6	1,018.3	2.6
Other long-term investments	1,164.3	3.0	1,187.2	3.0
Short-term investments	1,327.5	3.4	1,173.6	3.0

Total	$38,687.3	100.0	$39,068.1	100.0

The following table lists the ten largest fixed maturity investment holdings by estimated fair value for both investment grade and non-investment grade securities included in the general account as of March 31, 2008 (excluding U.S. Treasury securities, obligations of U.S. Government corporations, and agency bonds not backed by the full faith and credit of the U.S. Government):

(in millions)	Predominant rating[1]	Estimated fair value		Predominant rating[1]	Estimated fair value
Investment Grade			Non-Investment Grade
Countrywide Alternative Loan Trust	AAA	$293.8	MGM Mirage	BB	$41.5
CS First Boston Mortgage Securities Corporation	AAA	163.0	The Thomson Corporation	BB+	38.8
Bank of America Corporation	AA	146.6	CPT Manager LTD	B	32.0
Bear Stearns Commercial Mortgage Securities, Inc.	AA	138.3	Northern Foods, PLC	BB+	29.9
Master Asset Securitization Trust	AAA	137.6	Knight-Ridder, Inc.	B+	29.1
Lehman Mortgage Trust	AAA	122.2	Buffalo Rock Company, Inc.	BB+	27.8
Morgan Stanley Capital I	AAA	117.3	Harrah’s Operating Company, Inc.	CCC+	27.4
HSBC Holdings PLC	AA	101.2	Seminole Tribe of Florida	BB+	26.7
Structured Asset Securities Corporation	AAA	96.5	Ruby Tuesday, Inc.	BB	24.5
Residential Accredit Loans, Inc.	AAA	91.3	Northern Rock PLC	B-	18.6

[1]	Based on a weighted average of ratings by Moody’s and S&P.

Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2008
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$147.8	$22.8	$0.3	$170.3
Agencies not backed by the full faith and credit of the
U.S. Government	449.4	73.6	0.1	522.9
Obligations of states and political subdivisions	262.8	3.8	1.8	264.8
Debt securities issued by foreign governments	50.2	3.3	—	53.5
Corporate securities
Public	9,160.6	242.5	296.1	9,107.0
Private	5,844.3	178.9	66.5	5,956.7
Mortgage-backed securities	7,288.5	77.0	363.5	7,002.0
Asset-backed securities	4,058.7	32.9	372.1	3,719.5

Total fixed maturity securities	27,262.3	634.8	1,100.4	26,796.7
Equity securities	118.6	4.4	5.4	117.6

Total securities available-for-sale	$27,380.9	$639.2	$1,105.8	$26,914.3

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$172.8	$17.4	$0.9	$189.3
Agencies not backed by the full faith and credit of the U.S. Government	418.1	61.5	—	479.6
Obligations of states and political subdivisions	273.3	1.7	2.8	272.2
Debt securities issued by foreign governments	56.2	2.5	0.3	58.4
Corporate securities
Public	9,233.2	175.2	178.8	9,229.6
Private	6,010.7	135.7	66.9	6,079.5
Mortgage-backed securities	7,142.5	40.3	108.2	7,074.6
Asset-backed securities	3,957.1	33.4	184.5	3,806.0

Total fixed maturity securities	27,263.9	467.7	542.4	27,189.2
Equity securities	117.5	8.3	1.6	124.2

Total securities available-for-sale	$27,381.4	$476.0	$544.0	$27,313.4

For securities available-for-sale as of the dates indicated, the following table summarizes the Company’s gross unrealized losses based on the amount of time each type of security has been in an unrealized loss position:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
March 31, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$10.1	$—	$1.5	$0.3	$11.6	$0.3
Agencies not backed by the full faith and credit of the U.S. Government	11.3	0.1	—	—	11.3	0.1
Obligations of states and political subdivisions	31.1	0.4	33.1	1.4	64.2	1.8
Debt securities issued by foreign governments	—	—	1.2	—	1.2	—
Corporate securities
Public	2,564.1	208.8	1,338.5	87.3	3,902.6	296.1
Private	652.1	38.2	1,306.6	28.3	1,958.7	66.5
Mortgage-backed securities	2,102.2	200.3	1,619.5	163.2	3,721.7	363.5
Asset-backed securities	1,829.1	262.2	1,115.8	109.9	2,944.9	372.1

Total fixed maturity securities	7,200.0	710.0	5,416.2	390.4	12,616.2	1,100.4
Equity securities	87.2	5.4	0.1	—	87.3	5.4

Total	$7,287.2	$715.4	$5,416.3	$390.4	$12,703.5	$1,105.8

% of total gross unrealized losses		65%		35%

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$23.7	$0.6	$4.2	$0.3	$27.9	$0.9
Agencies not backed by the full faith and credit of the U.S. Government	—	—	13.9	—	13.9	—
Obligations of states and political subdivisions	23.9	0.2	154.3	2.6	178.2	2.8
Debt securities issued by foreign governments	26.4	0.3	1.2	—	27.6	0.3
Corporate securities
Public	2,452.6	103.4	2,287.7	75.4	4,740.3	178.8
Private	740.4	18.8	2,076.6	48.1	2,817.0	66.9
Mortgage-backed securities	1,448.4	27.6	2,775.7	80.6	4,224.1	108.2
Asset-backed securities	1,515.3	132.3	1,211.6	52.2	2,726.9	184.5

Total fixed maturity securities	6,230.7	283.2	8,525.2	259.2	14,755.9	542.4
Equity securities	37.5	1.6	0.1	—	37.6	1.6

Total	$6,268.2	$284.8	$8,525.3	$259.2	$14,793.5	$544.0

% of total gross unrealized losses		52%		48%

The Company has assets that have been in an unrealized loss position for more than one year that are not other-than-temporarily impaired. The Company reviews each asset in an unrealized loss position and evaluates whether or not the loss is other-than-temporary. This evaluation considers several factors, including the extent of the unrealized loss, the rating of the affected security, the Company’s ability and intent to hold the security until recovery, and economic conditions that could impact the creditworthiness of the issuer. As of March 31, 2008, assets that have been in an unrealized loss position for more than one year totaled $390.4 million, or 35% of the Company’s total unrealized losses. Of this total, $360.8 million, or 92%, were classified as investment grade securities, as defined by the NAIC.

As noted in the preceding table, the majority of the increases in the Company’s unrealized losses from December 31, 2007 to March 31, 2008 was attributable to corporate securities, MBSs and ABSs. These increased loss positions primarily were driven by the combined impact of volatility in investment quality ratings and credit spreads, illiquid markets, and interest rate movements.

As of March 31, 2008, $228.8 million (63%) of the Company’s unrealized losses on corporate securities relate to corporate securities classified as investment grade, as defined by the NAIC. Of those losses, $140.7 million (61%) relate to corporate securities that have been in an unrealized loss position for less than one year, with 82% of those investments having ratios of estimated fair value to amortized cost of at least 90%. Of the Company’s corporate securities in unrealized loss positions classified as non-investment grade, 79% have been in an unrealized loss position for less than one year.

As of March 31, 2008, $363.5 million (100%) of the Company’s unrealized losses on MBSs relate to MBSs classified as investment grade, as defined by the NAIC. Of those losses, $200.2 million (55%) relate to MBSs that have been in an unrealized loss position for less than one year, with 73% of those investments having ratios of estimated fair value to amortized cost of at least 90%. Of the Company’s investment grade MBSs in unrealized loss positions that have been so for more than one year, 54% have ratios of estimated fair value to amortized cost of at least 90%.

As of March 31, 2008, $357.0 million (96%) of the Company’s unrealized losses on ABSs relate to ABSs classified as investment grade, as defined by the NAIC. Of those losses, $249.2 million (70%) relate to ABSs that have been in an unrealized loss position for less than one year, with 66% of those investments having ratios of estimated fair value to amortized cost of at least 90%. Of the Company’s investment grade ABSs in unrealized loss positions that have been so for more than one year, 74% have ratios of estimated fair value to amortized cost of at least 90%.

For fixed maturity securities available-for-sale, the following tables summarize as of the dates indicated the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, in an unrealized loss position for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed as of March 31, 2008
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
99.9% - 95.0%	$78.4	$57.0	$135.4	$6.6	$3.9	$10.5	$85.0	$60.9	$145.9
94.9% - 90.0%	76.1	66.7	142.8	26.7	4.8	31.5	102.8	71.5	174.3
89.9% - 85.0%	88.7	109.1	197.8	18.1	5.5	23.6	106.8	114.6	221.4
84.9% - 80.0%	75.0	60.5	135.5	20.4	3.6	24.0	95.4	64.1	159.5
Below 80.0%	272.5	67.5	340.0	47.5	11.8	59.3	320.0	79.3	399.3

Total	$590.7	$360.8	$951.5	$119.3	$29.6	$148.9	$710.0	$390.4	$1,100.4

	Period of time for which unrealized loss has existed as of December 31, 2007
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
99.9% - 95.0%	$68.9	$116.2	$185.1	$15.5	$7.0	$22.5	$84.4	$123.2	$207.6
94.9% - 90.0%	50.3	84.0	134.3	11.4	4.1	15.5	61.7	88.1	149.8
89.9% - 85.0%	37.6	18.9	56.5	3.8	7.5	11.3	41.4	26.4	67.8
84.9% - 80.0%	12.8	5.8	18.6	3.0	1.4	4.4	15.8	7.2	23.0
Below 80.0%	59.2	6.9	66.1	20.7	7.4	28.1	79.9	14.3	94.2

Total	$228.8	$231.8	$460.6	$54.4	$27.4	$81.8	$283.2	$259.2	$542.4

As of March 31, 2008, 29% of the Company’s investments in an unrealized loss position had ratios of estimated fair value to amortized cost of at least 90%. In addition, 86% of the Company’s investments in an unrealized loss position were classified as investment grade, as defined by the NAIC. Of the Company’s investments in unrealized loss positions classified as non-investment grade, 80% have been in an unrealized loss position for less than one year.

The NAIC assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. For most securities, NAIC ratings are derived from ratings received from nationally recognized rating agencies. The NAIC also assigns ratings to securities that do not receive public ratings. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of March 31, 2008 and December 31, 2007.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of the dates indicated and shows the equivalent ratings between the NAIC and nationally recognized rating agencies:

(in millions)		March 31, 2008		December 31, 2007
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$19,034.0	$18,576.0	$19,153.4	$19,056.5
2	Baa	6,458.5	6,567.4	6,445.9	6,512.7
3	Ba	1,211.5	1,142.3	1,194.0	1,166.7
4	B	387.9	358.9	348.2	341.6
5	Caa and lower	104.6	87.6	83.8	73.1
6	In or near default	65.8	64.5	38.6	38.6

	Total	$27,262.3	$26,796.7	$27,263.9	$27,189.2

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

Mortgage-Backed and Asset-Backed Securities

The Company’s general account MBS portfolio is comprised of residential MBS investments. As of March 31, 2008, MBS investments totaled $7.00 billion (26%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $7.07 billion (26%) as of December 31, 2007.

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

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk varies by the type of MBS held. The Company limits its exposure to prepayments/extensions by holding less volatile types of MBSs. As of March 31, 2008, $2.11 billion (30%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs) compared to $2.07 billion (29%) as of December 31, 2007. PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Most of the Company’s non-PAC MBSs possess varying degrees of cash flow structure and prepayment/extension risk. The MBS portfolio contained 9% of pure pass-throughs as of March 31, 2008 compared to 8% as of December 31, 2007.

The following table summarizes the distribution by investment type of the Company’s general account MBS portfolio as of the dates indicated:

	March 31, 2008		December 31, 2007
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Planned amortization class	$2,110.9	30.1	$2,067.7	29.2
Sequential	1,536.3	21.9	1,528.5	21.6
Non-accelerating securities – CMO	1,342.8	19.2	1,450.3	20.5
Very accurately defined maturity	658.7	9.4	645.0	9.1
Multi-family mortgage pass-through certificates	596.9	8.5	548.7	7.8
Floating rate	261.8	3.7	361.7	5.1
Accrual	76.7	1.1	77.4	1.1
Other	417.9	6.1	395.3	5.6

Total	$7,002.0	100.0	$7,074.6	100.0

The Company’s general account ABS portfolio includes home equity and credit card-backed investments, among others. As of March 31, 2008, ABS investments were $3.72 billion (14%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $3.81 billion (14%) as of December 31, 2007.

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

The following table summarizes the distribution by investment type of the Company’s general account ABS portfolio as of the dates indicated:

	March 31, 2008		December 31, 2007
(dollars in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Commercial mortgage-backed securities	$1,294.0	34.8	$1,216.5	32.0
Home equity/improvement	769.7	20.7	858.5	22.6
Credit card-backed	334.5	9.0	326.1	8.6
Trust preferred-residual income	320.6	8.6	341.4	9.0
CBO/CLO/CDO	297.4	8.0	343.3	9.0
Non-accelerated securities	168.5	4.5	176.1	4.6
Enhanced equity/equity trust certificates	128.8	3.5	126.2	3.3
Franchise/business loan	101.5	2.7	110.7	2.9
Pass-through certificate	75.5	2.0	80.8	2.1
Student loans	39.6	1.1	50.5	1.3
Other	189.4	5.1	175.9	4.6

Total	$3,719.5	100.0	$3,806.0	100.0

When making investments in MBSs or ABSs, the Company evaluates the quality of the underlying collateral, the structure of the transaction (which dictates how losses in the underlying collateral will be distributed) and prepayment risks.

Recent conditions in the securities markets, including changes in investment quality ratings, liquidity, credit spreads and interest rates, have resulted in declines in the values of investment securities, including primarily commercial MBSs and ABSs. When evaluating whether these securities are other-than-temporarily impaired, the Company considers characteristics of the underlying collateral, such as delinquency and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, expected future cash flows, and the Company’s ability and intent to hold the security to recovery. These same factors also affect the estimated fair value of these securities.

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

The estimated fair values of the Company’s holdings of Alt-A and Sub-prime collateralized mortgages are determined under the same processes as other fixed maturity securities.

The Company’s investments in securities that contain Alt-A and Sub-prime collateral are predominantly highly rated. As of March 31, 2008, 100% and 85% of securities containing Alt-A and Sub-prime collateral, respectively, were rated AA or better. In addition, 57% and 74% of Alt-A and Sub-prime collateral, respectively, was originated in 2005 or earlier.

The following tables summarize the distribution by collateral classification, rating and origination year, respectively, of the Company’s general account MBSs and ABSs as of March 31, 2008:

(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total
Government agency	$3,629.3	$3,693.4	34.4
Prime	1,576.2	1,458.5	13.6
Alt-A	2,286.2	2,041.4	19.0
Sub-prime	809.4	726.0	6.9
Non-residential mortgage collateral	3,046.1	2,802.2	26.1

Total	$11,347.2	$10,721.5	100.0

	Alt-A			Sub-prime
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
AAA	$2,260.0	$2,018.4	98.9	$491.3	$460.0	63.4
AA	26.2	23.0	1.1	182.3	157.1	21.6
A	—	—	—	114.7	89.7	12.4
BBB	—	—	—	7.2	5.0	0.6
BB and below	—	—	—	13.9	14.2	2.0

Total	$2,286.2	$2,041.4	100.0	$809.4	$726.0	100.0

	Alt-A			Sub-prime
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
Pre-2005	$523.9	$489.1	24.0	$482.3	$439.4	60.5
2005	747.5	663.9	32.5	95.9	93.3	12.8
2006	551.9	474.8	23.3	193.6	160.9	22.2
2007	462.9	413.6	20.2	37.6	32.4	4.5

Total	$2,286.2	$2,041.4	100.0	$809.4	$726.0	100.0

The following tables summarize the distribution by collateral classification, rating and origination year, respectively, of the Company’s general account MBSs and ABSs as of December 31, 2007:

(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total
Government agency	$3,515.4	$3,524.7	32.4
Prime	1,573.2	1,541.6	14.2
Alt-A	2,279.3	2,230.3	20.5
Sub-prime	864.4	809.3	7.4
Non-residential mortgage collateral	2,867.3	2,774.7	25.5

Total	$11,099.6	$10,880.6	100.0

	Alt-A			Sub-prime
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
AAA	$2,252.6	$2,204.3	98.8	$630.6	$595.3	73.5
AA	26.7	26.0	1.2	191.0	175.3	21.7
A	—	—	—	33.9	30.5	3.8
BBB	—	—	—	2.6	1.9	0.2
BB and below	—	—	—	6.3	6.3	0.8

Total	$2,279.3	$2,230.3	100.0	$864.4	$809.3	100.0

	Alt-A			Sub-prime
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
Pre-2005	$513.6	$506.9	22.7	$507.9	$479.9	59.4
2005	752.6	724.4	32.5	97.7	95.7	11.8
2006	562.2	553.5	24.8	219.8	198.6	24.5
2007	450.9	445.5	20.0	39.0	35.1	4.3

Total	$2,279.3	$2,230.3	100.0	$864.4	$809.3	100.0

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

Mortgage Loans

As of March 31, 2008, general account mortgage loans were $8.16 billion (21%) of the carrying value of consolidated general account investments compared to $8.32 billion (21%) as of December 31, 2007. Substantially all of these loans were commercial mortgage loans. Commitments to fund mortgage loans of $134.9 million were outstanding as of March 31, 2008, compared to $85.1 million as of December 31, 2007.

The table below summarizes the carrying values of mortgage loans by regional exposure and property type as of March 31, 2008:

(in millions)	Office	Warehouse	Retail	Apartment & Other	Total
New England	$138.2	$26.9	$77.5	$97.4	$340.0
Middle Atlantic	167.4	267.7	358.0	163.3	956.4
East North Central	93.9	236.7	552.2	499.2	1,382.0
West North Central	33.5	69.2	63.8	139.7	306.2
South Atlantic	145.3	482.1	734.9	504.5	1,866.8
East South Central	23.0	44.5	121.0	143.7	332.2
West South Central	15.8	169.6	183.1	234.7	603.2
Mountain	122.3	139.9	141.9	360.8	764.9
Pacific	340.1	430.9	437.4	395.1	1,603.5

Total principal	$1,079.5	$1,867.5	$2,669.8	$2,538.4	8,155.2

Valuation allowance					(24.8)
Unamortized premium					12.1
Fair value adjustment on held for sale mortgage loans					(8.6)
Cumulative change in fair value of hedged mortgage loans and commitments					22.5

Total mortgage loans on real estate, net					$8,156.4

As of March 31, 2008 and December 31, 2007, the Company’s largest exposure to any single borrower, region and property type was 2%, 23% and 33%, respectively, of the Company’s general account mortgage loan portfolio.

As of March 31, 2008 and December 31, 2007, the Company’s mortgage loans classified as delinquent, foreclosed and restructured were immaterial as a percentage of the total mortgage loan portfolio.

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

As of March 31, 2008 and December 31, 2007, the Company had received $514.1 million and $604.6 million, respectively, of cash collateral on securities lending. The Company had not received any non-cash collateral on securities lending as of March 31, 2008 and December 31, 2007. As of March 31, 2008 and December 31, 2007, the Company had loaned securities with a fair value of $504.1 million and $593.0 million, respectively.

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

As of March 31, 2008 and December 31, 2007, the Company had received $322.4 million and $245.4 million, respectively, of cash for derivative collateral. The Company also held $27.2 million and $18.5 million of securities as off-balance sheet collateral on derivative transactions as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008 and December 31, 2007, the Company had pledged fixed maturity securities with a fair value of $47.4 million and $18.8 million, respectively, as collateral to various derivative counterparties.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks have not changed materially from those disclosed in the Company’s 2007 Annual Report on Form 10-K.

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

PART II– OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 9 – Contingencies – Legal Matters for a discussion of legal proceedings.

ITEM 1A RISK FACTORS

Except as set forth below, the Company’s risk factors have not changed materially from those disclosed in the Company’s 2007 Annual Report on Form 10-K.

There can be no assurance that the proposed acquisition of the Company by NMIC, NMFIC and Nationwide Corp. will be completed.

See Part I – Financial Information, Item 2 – MD&A – Overview for a description of the proposed acquisition of the Company by NMIC, NMFIC and Nationwide Corp. No agreement has yet been executed relating to the proposed merger, and there can be no assurances that such an agreement will be executed. If and when an agreement is signed, consummation of the proposed merger would be subject to satisfaction of various closing conditions, including obtaining the approvals or consents from a number of regulatory authorities. The Company cannot predict whether such approvals will be obtained on satisfactory terms or the timing of such approvals. If the merger is not completed, the market price of Class A shares of common stock of NFS may decline to the extent that the current market price of the shares reflects an assumption as to the completion of the merger.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NFS issued 39 shares of Class A common stock during the first quarter of 2008, at an average price of $44.17 per share, to Arden L. Shisler, the Chairman of the Board. Mr. Shisler is not an employee of NFS or its affiliates. This was a partial payment of the supplemental annual stock retainer for 2008 paid by NFS to the Chairman of the Board. The Chairman of the Board receives a supplemental annual retainer of $40,000 for his additional duties, which in prior years was paid monthly one-half in cash and one-half in shares of the Company’s Class A common stock. For the reminder of 2008, the supplemental cash retainer for Mr. Shisler will be paid in cash only. The issuance of these shares is exempt from registration under the Securities Act of 1933, as amended.

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements – Note 7 – Shareholders’ Equity and Dividend Restrictions for a discussion of the Company’s share repurchase program.

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of NFS’ equity securities by NFS or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, during the Company’s first quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate value of shares that may yet be purchased under the programs (in millions)
January 2008	551,200	$43.83	551,200	$446.8
February 2008	207,500	$42.32	207,500	438.0
March 2008	—	N/A	—	438.0

Total	758,700	$43.42	758,700

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

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

Date: May 8, 2008	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President — Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)