Form 10-Q
period 2008-06-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 2008-08-07
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes  ☐    No  ☒

As of August 1, 2008, the registrant had 46,122,310 shares outstanding of its Class A common stock (par value $0.01 per share) and 91,778,717 shares outstanding of its Class B common stock (par value $0.01 per share).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Policy charges	$354.4	$343.1	$699.5	$679.0
Premiums	105.2	104.9	214.3	215.3
Net investment income	511.5	577.8	1,031.0	1,167.6
Net realized investment losses	(33.9)	(2.6)	(232.8)	(14.0)
Other income	143.3	145.2	284.8	280.5

Total revenues	1,080.5	1,168.4	1,996.8	2,328.4

Benefits and expenses:
Interest credited to policyholder accounts	294.1	337.0	606.7	679.1
Benefits and claims	178.7	186.1	362.2	339.7
Policyholder dividends	24.4	20.0	48.3	41.3
Amortization of deferred policy acquisition costs	169.5	18.3	235.9	151.5
Amortization of value of business acquired	3.3	15.4	11.7	25.7
Interest expense	25.9	27.5	53.6	52.0
Debt extinguishment costs	—	10.2	—	10.2
Other operating expenses	262.1	273.9	523.1	534.2

Total benefits and expenses	958.0	888.4	1,841.5	1,833.7

Income from continuing operations before federal income tax expense	122.5	280.0	155.3	494.7
Federal income tax expense	36.4	80.8	25.6	126.7

Income from continuing operations	86.1	199.2	129.7	368.0
Discontinued operations, net of taxes	(0.7)	(1.9)	0.2	43.6
Cumulative effect of adoption of accounting principle, net of taxes	—	—	—	(6.0)

Net income	$85.4	$197.3	$129.9	$405.6

Earnings from continuing operations per common share:
Basic	$0.62	$1.39	$0.94	$2.54
Diluted	$0.62	$1.38	$0.94	$2.53
Earnings per common share:
Basic	$0.62	$1.38	$0.94	$2.80
Diluted	$0.62	$1.37	$0.94	$2.78
Weighted average common shares outstanding:
Basic	137.8	143.2	137.8	144.6
Diluted	138.6	144.3	138.4	145.7
Cash dividends declared per common share	$0.29	$0.26	$0.58	$0.52

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $27,159.7 and $27,263.9)	$26,209.8	$27,189.2
Equity securities (cost $119.8 and $117.5)	114.7	124.2
Mortgage loans on real estate, net	7,940.6	8,316.1
Short-term investments, including amounts managed by a related party	1,008.5	1,173.6
Other investments	2,271.4	2,265.0

Total investments	37,545.0	39,068.1

Cash	180.9	73.6
Accrued investment income	337.7	368.4
Deferred policy acquisition costs	4,367.6	4,095.6
Value of business acquired	345.7	354.8
Goodwill	301.2	301.2
Other assets	1,936.5	2,090.4
Separate account assets	65,756.6	72,855.0

Total assets	$110,771.2	$119,207.1

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$34,568.6	$35,441.5
Short-term debt	412.5	309.3
Long-term debt	1,660.1	1,565.1
Other liabilities	3,460.8	3,711.6
Separate account liabilities	65,756.6	72,855.0

Total liabilities	105,858.6	113,882.5

Shareholders’ equity:
Preferred stock ($0.01 par value; authorized - 50.0 shares; issued and outstanding - none)	—	—
Class A common stock ($0.01 par value; authorized - 750.0 shares; issued - 71.8 and 71.7 shares; outstanding - 46.1 and 46.7 shares)	0.7	0.7
Class B common stock ($0.01 par value; authorized - 750.0 shares; issued and outstanding - 91.8 shares)	1.0	1.0
Additional paid-in capital	1,797.0	1,782.4
Retained earnings	4,902.9	4,853.0
Accumulated other comprehensive loss	(525.2)	(81.5)
Treasury stock, at cost (25.8 and 25.0 shares)	(1,262.5)	(1,229.6)
Other, net	(1.3)	(1.4)

Total shareholders’ equity	4,912.6	5,324.6

Total liabilities and shareholders’ equity	$110,771.2	$119,207.1

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 30, 2008 and 2007

(Unaudited)

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Other, net	Total shareholders’ equity
Balance as of December 31, 2006	$0.7	$1.0	$1,688.5	$4,618.5	$31.9	$(716.3)	$(1.6)	$5,622.7

Cash dividends declared	—	—	—	(117.9)	—	—	—	(117.9)
Common shares repurchased under announced program	—	—	(0.6)	—	—	(244.3)	—	(244.9)
Stock options exercised	—	—	68.6	—	—	—	—	68.6
Nationwide Funds Group acquisition, net (see Note 2)	—	—	12.1	(198.5)	—	—	—	(186.4)
Other, net	—	—	6.4	—	—	—	0.1	6.5
Comprehensive income:
Net income	—	—	—	405.6	—	—	—	405.6
Other comprehensive loss, net of taxes	—	—	—	—	(101.0)	—	—	(101.0)

Total comprehensive income								304.6

Balance as of June 30, 2007	$0.7	$1.0	$1,775.0	$4,707.7	$(69.1)	$(960.6)	$(1.5)	$5,453.2

Balance as of December 31, 2007	$0.7	$1.0	$1,782.4	$4,853.0	$(81.5)	$(1,229.6)	$(1.4)	$5,324.6

Cash dividends declared	—	—	—	(80.0)	—	—	—	(80.0)
Common shares repurchased under announced program	—	—	—	—	—	(32.9)	—	(32.9)

Stock options exercised	—	—	7.8	—	—	—	—	7.8
Other, net	—	—	6.8	—	—	—	0.1	6.9
Comprehensive loss:
Net income	—	—	—	129.9	—	—	—	129.9
Other comprehensive loss, net of taxes	—	—	—	—	(443.7)	—	—	(443.7)

Total comprehensive loss								(313.8)

Balance as of June 30, 2008	$0.7	$1.0	$1,797.0	$4,902.9	$(525.2)	$(1,262.5)	$(1.3)	$4,912.6

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$129.9	$405.6
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of subsidiary	—	(45.5)
Net realized investment losses	232.8	14.0
Interest credited to policyholder accounts	606.7	679.1
Capitalization of deferred policy acquisition costs	(312.6)	(302.9)
Amortization of deferred policy acquisition costs	235.9	151.5
Amortization and depreciation, excluding debt extinguishment costs	24.1	50.1
Debt extinguishment costs (non-cash)	—	10.2
Decrease in other assets	25.3	232.5
Decrease in policy and other liabilities	(751.4)	(113.4)
Other, net	(28.7)	11.4

Net cash provided by operating activities	162.0	1,092.6

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	3,062.6	2,480.1
Proceeds from sale of securities available-for-sale	1,327.9	2,995.4
Proceeds from repayments or sales of mortgage loans on real estate	557.8	1,219.5
Cost of securities available-for-sale acquired	(4,486.6)	(4,885.8)
Cost of mortgage loans on real estate originated or acquired	(200.5)	(773.4)
Net decrease in short-term investments	157.8	458.7
Collateral paid – securities lending, net	(162.2)	(74.0)
Subsidiary sale	—	115.4
Subsidiary mergers and acquisitions	—	(319.2)
Other, net	3.9	(3.3)

Net cash provided by investing activities	260.7	1,213.4

Cash flows from financing activities:
Net increase in short-term debt	103.2	164.5
Net proceeds from issuance of long-term debt	95.0	395.4
Principal payments on long-term debt	—	(300.0)
Cash dividends paid	(76.1)	(113.5)
Investment and universal life insurance product deposits and other additions	1,335.6	1,746.4
Investment and universal life insurance product withdrawals and other deductions	(2,230.2)	(4,227.6)
Common shares repurchased under announced program	(32.9)	(244.3)
Other, net	490.0	242.7

Net cash used in financing activities	(315.4)	(2,336.4)

Net increase (decrease) in cash	107.3	(30.4)
Cash, beginning of period	73.6	84.1

Cash, end of period	$180.9	$53.7

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008 and 2007

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements of Nationwide Financial Services, Inc. and subsidiaries (NFS, or collectively, the Company) have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The financial information included herein reflects all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Operating results for all periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2007 included in the Company’s 2007 Annual Report on Form 10-K.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates.

The Company determined that certain cash flows related to future policy benefits and claims totaling $116.2 million for the three months ended March 31, 2008, which were included as cash flows provided by operating activities on the condensed consolidated statements of cash flows in the applicable Quarterly Report on Form 10-Q, should be presented as financing activities. The net cash provided by operating activities for the three months ended March 31, 2008 as originally filed and revised was $325.6 million and $209.4 million, respectively. The net cash used in financing activities for the three months ended March 31, 2008 as originally filed and revised was $209.2 million and $93.0 million, respectively. They will be presented in that manner on a comparative basis in the 2009 filings. In addition, the Company determined that certain cash flows related to Nationwide Bank’s merger with Nationwide Federal Credit Union totaling $245.1 million for the six months ended June 30, 2007, which were included as cash flows provided by operating activities on the condensed consolidated statements of cash flows in the applicable Quarterly Report on Form 10-Q, should be presented as investing and financing activities. The condensed consolidated statement of cash flows for the six months ended June 30, 2007 included in this filing reflects the revised presentation described above.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

(b) Nationwide Funds Group Acquisition

On February 2, 2007, NFS entered into a stock purchase agreement with Nationwide Corporation (Nationwide Corp.) to acquire the Philadelphia-based retail asset management operations of NWD Investment Management, Inc. The transaction closed on April 30, 2007 with a final purchase price of $244.2 million. The acquired operations are known as Nationwide Funds Group (NFG). The purchase was accounted for during the second quarter of 2007 at historical cost in a manner similar to a pooling of interests because the involved entities are under common control. NFG is reflected in the Company’s current and prior year condensed consolidated financial statements at the historical cost of the transferred net assets to provide comparative information as though the companies were combined for all periods presented. The excess purchase price over the historical cost of the acquired net assets was accounted for as a $202.5 million equity transaction, including a $4.0 million true-up recorded during the fourth quarter of 2007. In addition, NFG paid a $42.0 million dividend to Nationwide Corp. during the second quarter of 2007 but prior to the acquisition date.

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

(3)	Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). SFAS 162 will be effective 60 days following the approval by the United States Securities and Exchange Commission (SEC) of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to result in a change in its current practices.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The amended factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142 are to be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the new factors to materially change the Company’s current methodologies.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about derivative instrument fair values and related gains and losses, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently is evaluating the new disclosures required under SFAS 161.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). This FSP delays the effective date of SFAS 157 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. FSP FAS 157-2 applies to nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually), and is effective upon issuance. The Company has not yet applied the provisions of SFAS 157 to the nonfinancial assets and liabilities within the scope of FSP FAS 157-2. However, the Company does not expect such application to have a material impact on its financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. In addition, SFAS 159 does not establish requirements for recognizing and measuring dividend income, interest income or interest expense, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements (SFAS 157), and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company adopted SFAS 159 for commercial mortgage loans held for sale effective January 1, 2008, which did not have a material impact on the Company’s financial position or results of operations. The Company will assess election for new financial assets or liabilities on a prospective basis. See Note 4 for disclosures required by SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and requires new disclosures about fair value measurements. SFAS 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. For assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition, the reporting entity shall disclose information that enables financial statement users to assess the inputs used to develop those measurements. For recurring fair value measurements using significant unobservable inputs, the reporting entity shall disclose the effect of the measurements on earnings for the period. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations. See Note 4 for disclosures required by SFAS 157.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

(4)	Fair Value Measurements

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

•

Level 2 – Unadjusted quoted prices for similar assets or liabilities in active markets or inputs (other than quoted prices) that are observable or that are derived principally from or corroborated by observable market data through correlation or other means. The types of assets and liabilities utilizing Level 2 valuations generally include U.S. Government securities not backed by the full faith of the government, municipal bonds, structured notes and certain mortgage-backed securities (MBSs) and asset-backed securities (ABSs), certain corporate debt, certain private equity investments, and certain derivatives, including certain cross-currency interest rate swaps and credit default swaps.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

(in millions)	Level 1	Level 2	Level 3	Total
Assets[1]
Investments:
Securities available-for-sale:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$617.3	$10.4	$1.5	$629.2
Obligations of states and political subdivisions	—	271.7	—	271.7
Debt securities issued by foreign governments	—	51.7	—	51.7
Corporate securities	—	12,995.5	1,594.4	14,589.9
Mortgage-backed securities	741.5	6,025.2	159.9	6,926.6
Asset-backed securities	—	2,918.7	822.0	3,740.7

Total fixed maturity securities	1,358.8	22,273.2	2,577.8	26,209.8
Equity securities	26.6	80.0	8.1	114.7

Total securities available-for-sale	1,385.4	22,353.2	2,585.9	26,324.5
Trading assets	0.1	38.2	17.1	55.4
Mortgage loans held for sale[2]	—	—	90.7	90.7
Short-term investments	175.3	833.2	—	1,008.5

Total investments	1,560.8	23,224.6	2,693.7	27,479.1
Cash	180.9	—	—	180.9
Derivative assets[3]	28.1	162.2	229.7	420.0
Separate account assets[4]	14,003.4	51,180.4	572.8	65,756.6

Total assets	$15,773.2	$74,567.2	$3,496.2	$93,836.6

Liabilities[1]
Future policy benefits and claims[5]	$—	$—	$(222.0)	$(222.0)
Derivative liabilities[3]	—	(281.5)	(25.3)	(306.8)

Total liabilities	$—	$(281.5)	$(247.3)	$(528.8)

[1]	The Company considered the impact of non-performance risk and its own credit spreads on the valuation of financial instruments.

[2]	Carried at fair value as elected under SFAS 159.

[3]	Comprised of interest rate swaps, cross-currency interest rate swaps, credit default swaps, other non-hedging instruments, equity option contracts and interest rate futures contracts.

[4]	Comprised of public, privately registered and non-registered mutual funds and investments in securities.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

The following tables summarize financial instruments for which the Company used significant unobservable inputs (Level 3) to determine fair value measurements for the three and six month periods ended June 30, 2008:

		Net gains (losses)					Change in unrealized gains (losses) in earnings due to assets still held
(in millions)	Balance as of March 31, 2008	In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]	Purchases, issuances, sales and settlements	Transfers in (out) of Level 3	Balance as of June 30, 2008
Assets
Investments:
Securities available-for-sale[3]:
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1.6	$—	$—	$(0.1)	$—	$1.5	$—
Corporate securities	1,642.3	(10.4)	(40.4)	(142.2)	145.1	1,594.4	—
Mortgage-backed securities	105.8	(23.8)	21.6	(4.9)	61.2	159.9	—
Asset-backed securities	884.3	(46.6)	(14.0)	(14.1)	12.4	822.0	—

Total fixed maturity securities	2,634.0	(80.8)	(32.8)	(161.3)	218.7	2,577.8	—
Equity securities	5.1	—	—	1.2	1.8	8.1	—

Total securities available-for-sale	2,639.1	(80.8)	(32.8)	(160.1)	220.5	2,585.9	—
Trading assets	20.9	(3.4)	—	(0.4)	—	17.1	(3.4)
Mortgage loans held for sale	90.6	0.2	—	(0.1)	—	90.7	0.2
Short-term investments	773.2	—	—	—	(773.2)	—	—

Total investments	3,523.8	(84.0)	(32.8)	(160.6)	(552.7)	2,693.7	(3.2)
Derivative assets	231.0	(43.6)	(2.0)	44.3	—	229.7	(41.1)
Separate account assets[4]	1,715.5	(68.7)	—	(234.8)	(839.2)	572.8	(60.0)

Total assets	$5,470.3	$(196.3)	$(34.8)	$(351.1)	$(1,391.9)	$3,496.2	$(104.3)

Liabilities
Future policy benefits and claims[5]	$(324.6)	$104.3	$—	$(1.7)	$—	$(222.0)	$104.3
Derivative liabilities	(20.2)	(10.7)	—	5.6	—	(25.3)	(5.1)

Total liabilities	$(344.8)	$93.6	$—	$3.9	$—	$(247.3)	$99.2

[1]

Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments. The net unrealized loss on separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[2]	Includes changes in market value of certain instruments.

[3]

Includes non-investment grade collateralized mortgage obligations, MBSs and ABSs, ABS trust preferred-residual income notes, counterparty or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC) (see Note 5 for a discussion of NAIC Designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

[4]

Comprised of non-registered mutual funds with significant unobservable and/or liquidity restrictions. The net unrealized investment loss on these non-registered mutual funds is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[5]

Relates to GMAB, GMWB and EIA embedded derivatives associated with contracts with living benefit riders. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses observable inputs, such as published swap rates, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are based on annuity experience.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

		Net gains (losses)					Change in unrealized gains (losses) in earnings due to assets still held
(in millions)	Balance as of December 31, 2007	In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]	Purchases, issuances, sales and settlements	Transfers in (out) of Level 3	Balance as of June 30, 2008
Assets
Investments:
Securities available-for-sale[3]:
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1.6	$—	$—	$(0.1)	$—	$1.5	$—
Corporate securities	1,514.2	(26.3)	(73.4)	(194.2)	374.1	1,594.4	—
Mortgage-backed securities	181.6	(23.8)	(23.7)	(10.0)	35.8	159.9	—
Asset-backed securities	762.4	(97.3)	(99.9)	(12.6)	269.4	822.0	2.5

Total fixed maturity securities	2,459.8	(147.4)	(197.0)	(216.9)	679.3	2,577.8	2.5
Equity securities	1.4	—	(0.8)	3.4	4.1	8.1	—

Total securities available-for-sale	2,461.2	(147.4)	(197.8)	(213.5)	683.4	2,585.9	2.5
Trading assets	15.4	(4.2)	—	5.9	—	17.1	(4.2)
Mortgage loans held for sale	86.1	(9.2)	—	13.8	—	90.7	(9.2)
Short-term investments	476.7	—	—	—	(476.7)	—	—

Total investments	3,039.4	(160.8)	(197.8)	(193.8)	206.7	2,693.7	(10.9)
Derivative assets	166.6	17.6	1.2	44.3	—	229.7	20.1
Separate account assets[4]	2,258.6	(667.4)	—	534.0	(1,552.4)	572.8	(658.5)

Total assets	$5,464.6	$(810.6)	$(196.6)	$384.5	$(1,345.7)	$3,496.2	$(649.3)

Liabilities
Future policy benefits and claims[5]	$(128.9)	$(89.5)	$—	$(3.6)	$—	$(222.0)	$(89.5)
Derivative liabilities	(16.3)	(14.6)	—	5.6	—	(25.3)	(9.1)

Total liabilities	$(145.2)	$(104.1)	$—	$2.0	$—	$(247.3)	$(98.6)

[1]

Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments. The net unrealized loss on separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[2]	Includes changes in market value of certain instruments.

[3]

Includes non-investment grade collateralized mortgage obligations, MBSs and ABSs, ABS trust preferred-residual income notes, counterparty or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC) (see Note 5 for a discussion of NAIC Designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

[4]

Comprised of non-registered mutual funds with significant unobservable and/or liquidity restrictions. The net unrealized investment loss on these non-registered mutual funds is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[5]

Relates to GMAB, GMWB and EIA embedded derivatives associated with contracts with living benefit riders. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses observable inputs, such as published swap rates, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are based on annuity experience.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

Transfers

The Company reviews its fair value hierarchy classifications quarterly. Changes in observability of significant valuation inputs identified during these reviews may trigger reclassification of fair value hierarchy levels of financial assets and liabilities. These reclassifications are reported as transfers in/out of Level 3 in the beginning of the period in which the change occurs. During the second quarter of 2008, certain corporate securities and ABSs were not actively traded due to concerns in the securities markets and resulting lack of liquidity. Since observable market prices could not be used, the Company used unobservable inputs to estimate fair value for these securities.

Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities reported at fair value on a nonrecurring basis required to be disclosed under SFAS 157.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

(5)	Investments

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$132.4	$16.9	$0.6	$148.7
Agencies not backed by the full faith and credit of the U.S. Government	425.2	55.8	0.5	480.5
Obligations of states and political subdivisions	277.8	0.2	6.3	271.7
Debt securities issued by foreign governments	50.2	2.4	0.9	51.7
Corporate securities
Public	9,321.4	140.2	329.3	9,132.3
Private	5,536.2	85.4	164.0	5,457.6
Mortgage-backed securities	7,283.5	32.8	389.7	6,926.6
Asset-backed securities	4,133.0	25.5	417.8	3,740.7

Total fixed maturity securities	27,159.7	359.2	1,309.1	26,209.8
Equity securities	119.8	3.7	8.8	114.7

Total securities available-for-sale	$27,279.5	$362.9	$1,317.9	$26,324.5

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$172.8	$17.4	$0.9	$189.3
Agencies not backed by the full faith and credit of the U.S. Government	418.1	61.5	—	479.6
Obligations of states and political subdivisions	273.3	1.7	2.8	272.2
Debt securities issued by foreign governments	56.2	2.5	0.3	58.4
Corporate securities
Public	9,233.2	175.2	178.8	9,229.6
Private	6,010.7	135.7	66.9	6,079.5
Mortgage-backed securities	7,142.5	40.3	108.2	7,074.6
Asset-backed securities	3,957.1	33.4	184.5	3,806.0

Total fixed maturity securities	27,263.9	467.7	542.4	27,189.2
Equity securities	117.5	8.3	1.6	124.2

Total securities available-for-sale	$27,381.4	$476.0	$544.0	$27,313.4

The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates, investment quality ratings and credit spreads. While the Company has the ability and intent to hold available-for-sale debt securities in unrealized loss positions that are not other-than-temporarily impaired until recovery, it may be likely to experience realized investment losses to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

Debt securities accounted for under Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, may experience other-than-temporary impairment in future periods in the event an adverse change in cash flows is anticipated. Furthermore, equity securities may experience other-than-temporary impairment in the future based on the prospects for recovery in value in a reasonable time period. In the financial sector, the Company held fixed maturity securities with features of equity-type securities with estimated fair values of $815.2 million and $705.8 million, and gross unrealized losses of $65.0 million and $22.0 million, as of June 30, 2008 and December 31, 2007, respectively. The Company evaluates such securities for other-than-temporary impairment utilizing the criterion of an equity security.

The table below summarizes the amortized cost and estimated fair values of fixed maturity securities available-for-sale, by maturity, as of June 30, 2008. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$1,396.1	$1,417.4
Due after one year through five years	7,791.7	7,749.6
Due after five years through ten years	3,076.7	3,027.6
Due after ten years	3,478.7	3,347.8

Subtotal	15,743.2	15,542.4
Mortgage-backed securities	7,283.5	6,926.7
Asset-backed securities	4,133.0	3,740.7

Total	$27,159.7	$26,209.8

The following table presents the components of net unrealized losses on securities available-for-sale, as of the dates indicated:

(in millions)	June 30, 2008	December 31, 2007
Net unrealized losses, before adjustments and taxes	$(984.2)	$(68.0)
Adjustment to deferred policy acquisition costs	281.5	87.1
Adjustment to value of business acquired	3.1	1.4
Adjustment to future policy benefits and claims	(55.8)	(80.9)
Adjustment to policyholder dividend obligation	15.7	(13.8)
Deferred federal income tax benefit	259.7	26.1

Net unrealized losses	$(480.0)	$(48.1)

Net unrealized losses, before adjustments and taxes, excludes the portion of the change in fair value attributable to fixed maturity securities designated in fair value hedging relationships, which is recorded in earnings rather than other comprehensive income. As of June 30, 2008, the amount was $29.2 million.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

The following table presents an analysis of the net increase in net unrealized losses on securities available-for-sale before adjustments and taxes for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007
Fixed maturity securities	$(484.3)	$(393.8)	$(875.2)	$(285.0)
Equity securities	(4.1)	1.1	(11.8)	1.3

Net increase	$(488.4)	$(392.7)	$(887.0)	$(283.7)

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

For securities available-for-sale as of the dates indicated, the following table summarizes the Company’s gross unrealized losses based on the amount of time each type of security has been in an unrealized loss position:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
June 30, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$11.7	$0.3	$1.5	$0.3	$13.2	$0.6
Agencies not backed by the full faith and credit of the U.S. Government	16.1	0.5	—	—	16.1	0.5
Obligations of states and political subdivisions	193.9	3.7	31.1	2.6	225.0	6.3
Debt securities issued by foreign governments	19.1	0.9	1.2	—	20.3	0.9
Corporate securities
Public	4,002.0	182.3	1,446.1	147.0	5,448.1	329.3
Private	2,407.7	92.1	1,115.4	71.9	3,523.1	164.0
Mortgage-backed securities	2,950.8	164.7	1,825.7	225.0	4,776.5	389.7
Asset-backed securities	1,750.1	192.2	1,397.7	225.6	3,147.8	417.8

Total fixed maturity securities	11,351.4	636.7	5,818.7	672.4	17,170.1	1,309.1
Equity securities	74.2	8.7	0.1	0.1	74.3	8.8

Total	$11,425.6	$645.4	$5,818.8	$672.5	$17,244.4	$1,317.9

% of total gross unrealized losses		49%		51%

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$23.7	$0.6	$4.2	$0.3	$27.9	$0.9
Agencies not backed by the full faith and credit of the U.S. Government	—	—	13.9	—	13.9	—
Obligations of states and political subdivisions	23.9	0.2	154.3	2.6	178.2	2.8
Debt securities issued by foreign governments	26.4	0.3	1.2	—	27.6	0.3
Corporate securities
Public	2,452.6	103.4	2,287.7	75.4	4,740.3	178.8
Private	740.4	18.8	2,076.6	48.1	2,817.0	66.9
Mortgage-backed securities	1,448.4	27.6	2,775.7	80.6	4,224.1	108.2
Asset-backed securities	1,515.3	132.3	1,211.6	52.2	2,726.9	184.5

Total fixed maturity securities	6,230.7	283.2	8,525.2	259.2	14,755.9	542.4
Equity securities	37.5	1.6	0.1	—	37.6	1.6

Total	$6,268.2	$284.8	$8,525.3	$259.2	$14,793.5	$544.0

% of total gross unrealized losses		52%		48%

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

The Company has fixed maturity securities that have been in an unrealized loss position for more than one year that are not other-than-temporarily impaired. The Company reviews each asset in an unrealized loss position and evaluates whether or not the loss is other-than-temporary. This evaluation considers several factors, including the extent of the unrealized loss, the rating of the affected security, the Company’s ability and intent to hold the security until recovery, and economic conditions that could affect the creditworthiness of the issuer. As of June 30, 2008, fixed maturity securities that have been in an unrealized loss position for more than one year totaled $672.4 million, or 51% of the Company’s total unrealized losses on fixed maturity securities. Of this total, $622.7 million, or 93%, were classified as investment grade securities, as defined by the NAIC.

The majority of the increases in the Company’s unrealized losses from December 31, 2007 to June 30, 2008 were attributable to corporate securities, MBSs and ABSs. These increased unrealized loss positions primarily were driven by the combined impact of volatility in investment quality ratings and credit spreads, illiquid markets, and interest rate movements. In particular, exposure to the financial sector, including through structured securities such as trust preferred, collateralized loan obligations and collateralized debt obligations, have been significantly affected by negative circumstances in that sector. There is risk that further declines in estimated fair values of investments, or changes in anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in future periods, which could be significant.

As of June 30, 2008, $386.2 million (78%) of the Company’s unrealized losses on corporate securities relate to corporate securities classified as investment grade, as defined by the NAIC. Of those losses, $213.5 million (55%) relate to corporate securities that have been in an unrealized loss position for less than one year, with 68% of those investments having ratios of estimated fair value to amortized cost of at least 90%. Of the Company’s corporate securities in unrealized loss positions classified as non-investment grade, 57% have been in an unrealized loss position for less than one year.

As of June 30, 2008, $389.7 million (100%) of the Company’s unrealized losses on MBSs relate to MBSs classified as investment grade, as defined by the NAIC. Of those losses, $164.7 million (42%) relate to MBSs that have been in an unrealized loss position for less than one year, with 57% of those investments having ratios of estimated fair value to amortized cost of at least 80%. Of the Company’s investment grade MBSs in unrealized loss positions that have been so for more than one year, 86% have ratios of estimated fair value to amortized cost of at least 80%.

As of June 30, 2008, $395.0 million (95%) of the Company’s unrealized losses on ABSs relate to ABSs classified as investment grade, as defined by the NAIC. Of those losses, $172.7 million (44%) relate to ABSs that have been in an unrealized loss position for less than one year, with 56% of those investments having ratios of estimated fair value to amortized cost of at least 80%. Of the Company’s investment grade ABSs in unrealized loss positions that have been so for more than one year, 47% have ratios of estimated fair value to amortized cost of at least 80%.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

For fixed maturity securities available-for-sale, the following tables summarize, as of the dates indicated, the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, in an unrealized loss position for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed as of June 30, 2008
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
99.9% - 95.0%	$155.4	$44.5	$199.9	$9.9	$6.4	$16.3	$165.3	$50.9	$216.2
94.9% - 90.0%	102.5	151.1	253.6	18.7	8.5	27.2	121.2	159.6	280.8
89.9% - 85.0%	75.0	122.2	197.2	15.2	10.4	25.6	90.2	132.6	222.8
84.9% - 80.0%	51.1	139.7	190.8	7.2	5.3	12.5	58.3	145.0	203.3
Below 80.0%	172.3	165.2	337.5	29.4	19.1	48.5	201.7	184.3	386.0

Total	$556.3	$622.7	$1,179.0	$80.4	$49.7	$130.1	$636.7	$672.4	$1,309.1

	Period of time for which unrealized loss has existed as of December 31, 2007
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
99.9% - 95.0%	$68.9	$116.2	$185.1	$15.5	$7.0	$22.5	$84.4	$123.2	$207.6
94.9% - 90.0%	50.3	84.0	134.3	11.4	4.1	15.5	61.7	88.1	149.8
89.9% - 85.0%	37.6	18.9	56.5	3.8	7.5	11.3	41.4	26.4	67.8
84.9% - 80.0%	12.8	5.8	18.6	3.0	1.4	4.4	15.8	7.2	23.0
Below 80.0%	59.2	6.9	66.1	20.7	7.4	28.1	79.9	14.3	94.2

Total	$228.8	$231.8	$460.6	$54.4	$27.4	$81.8	$283.2	$259.2	$542.4

As of June 30, 2008, 38% of the Company’s investments in an unrealized loss position had ratios of estimated fair value to amortized cost of at least 90%. In addition, 90% of the Company’s investments in an unrealized loss position were classified as investment grade, as defined by the NAIC. Of the Company’s investments in unrealized loss positions classified as non-investment grade, 62% have been in an unrealized loss position for less than one year.

The NAIC assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. For most securities, NAIC ratings are derived from ratings received from nationally recognized rating agencies. The NAIC also assigns ratings to securities that do not receive public ratings. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of June 30, 2008 and December 31, 2007.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of the dates indicated and shows the equivalent ratings between the NAIC and nationally recognized rating agencies:

(in millions)		June 30, 2008		December 31, 2007
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$19,022.8	$18,235.4	$19,153.4	$19,056.5
2	Baa	6,385.2	6,322.0	6,445.9	6,512.7
3	Ba	1,175.8	1,118.3	1,194.0	1,166.7
4	B	385.0	359.8	348.2	341.6
5	Caa and lower	118.9	103.2	83.8	73.1
6	In or near default	72.0	71.1	38.6	38.6

	Total	$27,159.7	$26,209.8	$27,263.9	$27,189.2

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

Recent conditions in the securities markets, including changes in investment quality ratings, liquidity, credit spreads and interest rates, have resulted in declines in the values of investment securities, including commercial MBSs and ABSs. When evaluating whether these securities are other-than-temporarily impaired, the Company considers characteristics of the underlying collateral, such as delinquency and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, expected future cash flows, and the Company’s ability and intent to hold the security to recovery. These and other factors also affect the estimated fair value of these securities.

The Company’s investments in MBSs and ABSs include securities that are supported by Alt-A and Sub-prime collateral. The Company considers Alt-A collateral to be mortgages whose underwriting standards do not qualify the mortgage for regular conforming or jumbo loan programs. Typical underwriting characteristics that cause a mortgage to fall into the Alt-A classification may include, but are not limited to, inadequate loan documentation of a borrower’s financial information, debt-to-income ratios above normal lending limits, loan-to-value ratios above normal lending limits that do not have primary mortgage insurance, a borrower who is a temporary resident, and loans securing non-conforming types of real estate. Alt-A mortgages are generally issued to borrowers having higher Fair Isaac Credit Organization (FICO) scores, and the lender typically issues a slightly higher interest rate for such mortgages. The Company considers Sub-prime collateral to be mortgages that are first-lien mortgage loans issued to Sub-prime borrowers, as demonstrated by recent delinquent rent or housing payments or substandard FICO scores. Second-lien mortgage loans are also considered Sub-prime. The amortized cost and estimated fair value of the Company’s investments in securities containing Alt-A collateral totaled $2,320.0 million and $2,042.3 million, respectively, and the amortized cost and estimated fair value of the Company’s investments in securities containing Sub-prime collateral totaled $797.3 million and $713.1 million, respectively. As of June 30, 2008, 99% and 83% of securities containing Alt-A and Sub-prime collateral, respectively, were rated AA or better. In addition, 58% and 70% of Alt-A and Sub-prime collateral, respectively, was originated in 2005 or earlier.

Proceeds from the sale of securities available-for-sale during the six months ended June 30, 2008 and 2007 were $1.33 billion and $3.00 billion, respectively. During the six months ended June 30, 2008 and 2007, gross gains of $19.2 million and $40.6 million, respectively, and gross losses of $15.4 million and $44.6 million, respectively, were realized on those sales.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

Real estate held for use was $2.8 million and $17.8 million as of June 30, 2008 and December 31, 2007, respectively. These assets are carried at cost less accumulated depreciation, which was $0.4 million and $3.6 million as of June 30, 2008 and December 31, 2007, respectively. The carrying value of real estate held for sale was $15.3 million and $4.0 million as of June 30, 2008 and December 31, 2007, respectively.

As of June 30, 2008 and December 31, 2007, the carrying value of commercial mortgage loans on real estate considered impaired was $4.2 million and $7.4 million, respectively (for which a $3.2 million and $3.0 million valuation allowance had been established, respectively). No valuation allowance exists for collateral dependent commercial mortgage loans for which the fair value of the collateral is estimated to be greater than the carrying value.

The following table summarizes activity in the valuation allowance account for mortgage loans on real estate for the periods indicated:

	Six months ended June 30,
(in millions)	2008	2007
Allowance, beginning of period	$24.8	$36.0
Net change in allowance	1.1	(14.4)

Allowance, end of period	$25.9	$21.6

The following table summarizes net realized investment losses from continuing operations by source for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007
Total realized gains on sales, net of hedging losses	$14.4	$19.5	$13.0	$44.8
Total realized losses on sales, net of hedging gains	(11.2)	(17.2)	(37.0)	(40.0)
Total other-than-temporary and other investment impairments	(95.5)	(6.3)	(183.9)	(19.6)
Credit default swaps	(2.0)	(1.5)	(6.2)	(1.8)
Derivatives and embedded deriviatives associated with living benefit contracts	57.1	—	(17.7)	—
Other derivatives	8.9	2.6	4.5	3.8
Trading portfolio valuation (losses) gains	(9.6)	0.1	(9.6)	(0.7)

Total realized losses before adjustments	(37.9)	(2.8)	(236.9)	(13.5)
Amounts credited to policyholder dividend obligation	3.7	(0.1)	3.5	(1.1)
Other	0.3	0.3	0.6	0.6

Net realized investment losses	$(33.9)	$(2.6)	$(232.8)	$(14.0)

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

The following table summarizes other-than-temporary and other investment impairments by asset type for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007
Fixed maturity securities:
Corporate securities
Public	$20.7	$4.8	$31.0	$5.0
Private	4.0	—	16.7	10.6
Mortgage-backed securities	23.8	—	23.8	—
Asset-backed securities	46.7	0.2	112.1	1.4

Total fixed maturity securities	95.2	5.0	183.6	17.0
Other	0.3	1.3	0.3	2.6

Total other-than-temporary and other investment impairments	$95.5	$6.3	$183.9	$19.6

The following table summarizes net investment income from continuing operations by investment type for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007
Securities available-for-sale:
Fixed maturity securities	$383.0	$387.2	$780.3	$775.4
Equity securities	1.5	1.1	3.3	1.4
Trading assets	2.4	0.3	3.8	1.7
Mortgage loans on real estate	123.9	134.9	254.7	284.1
Short-term investments	4.0	14.3	8.1	29.2
Other	11.2	56.0	11.7	108.8

Gross investment income	526.0	593.8	1,061.9	1,200.6
Less: investment expenses	14.5	16.0	30.9	33.0

Net investment income	$511.5	$577.8	$1,031.0	$1,167.6

Fixed maturity securities with an amortized cost of $663.4 million and $198.8 million as of June 30, 2008 and December 31, 2007, respectively, were on deposit with various regulatory agencies as required by law.

As of June 30, 2008 and December 31, 2007, the Company had received $397.0 million and $604.6 million, respectively, of cash collateral on securities lending. The Company had not received any non-cash collateral on securities lending as of June 30, 2008 and December 31, 2007. As of June 30, 2008 and December 31, 2007, the Company had loaned securities with a fair value of $388.0 million and $593.0 million, respectively.

As of June 30, 2008 and December 31, 2007, the Company had received $200.0 million and $245.4 million, respectively, of cash for derivative collateral. The Company also held $24.2 million and $18.5 million of securities as off-balance sheet collateral on derivative transactions as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, the Company had pledged fixed maturity securities with a fair value of $52.9 million as collateral to various derivative counterparties compared to $18.8 million as of December 31, 2007.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

(6)	Federal Income Taxes

During the second quarter of 2008, the Company recorded $13.2 million of net federal income tax expense adjustments primarily related to differences between the 2007 estimated tax liability and the amounts expected to be reported on the Company’s 2007 tax returns when filed. These changes in estimates primarily were driven by the Company’s separate account dividends received deduction (DRD).

Total federal income tax expense differs from the amount computed by applying the U.S. federal income tax rate to income from continuing operations before federal income tax expense as follows for the periods indicated:

	Three months ended June 30,
	2008		2007
(dollars in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$42.9	35.0	$98.0	35.0
DRD	(1.2)	(1.0)	(11.5)	(4.1)
Other, net	(5.3)	(4.3)	(5.7)	(2.0)

Total	$36.4	29.7	$80.8	28.9

	Six months ended June 30,
	2008		2007
(dollars in millions)	Amount	%	Amount	%
Computed (expected) tax expense	$54.4	35.0	$173.1	35.0
DRD	(20.7)	(13.3)	(32.7)	(6.6)
Other, net	(8.1)	(5.2)	(13.7)	(2.8)

Total	$25.6	16.5	$126.7	25.6

(7)	Shareholders’ Equity and Dividend Restrictions

On August 6, 2008, the Company entered into a definitive agreement for NMIC, Nationwide Mutual Fire Insurance Company (NMFIC) and Nationwide Corporation (Nationwide Corp.) to acquire all of the outstanding publicly held Class A common shares of the Company for $52.25 per share in cash. The transaction is expected to close by the end of 2008 or early 2009, subject to shareholder approval and customary regulatory approvals and closing conditions. NMIC and its affiliates, which collectively hold 95.2% of the combined voting power of the outstanding common shares, have indicated that they will vote to approve the transaction.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

During the six months ended June 30, 2008, the Company repurchased 758,700 shares of its Class A common stock for an aggregate of $32.9 million at an average price per share of $43.42, all of which were repurchased prior to March 10, 2008. From the Program’s inception through June 30, 2008, the Company repurchased a total of 16,434,068 shares of its Class A common stock for an aggregate of $811.9 million at an average price per share of $49.40, including the impact of per share price adjustments related to accelerated share repurchase agreements. In addition, during 2006 the Company repurchased 3,855,050 shares of its Class B common stock held by Nationwide Corp. for $200.0 million at an average price per share of $51.88.

The Company’s management will determine the timing and amount of any additional repurchases based upon its evaluation of market conditions, share price and other factors. The Company anticipates that it will continue to fund the Program using cash flows from operating activities. As a result of the pending acquisition of the Company’s publicly held common shares by NMIC, NMFIC and Nationwide Corp. described above, the Company has suspended the Program.

Dividend Restrictions

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, Nationwide Life Insurance Company (NLIC). The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory capital and surplus as of December 31, 2007 was $2.50 billion, and statutory net income for 2007 was $309.0 million. As of July 1, 2008, NLIC could not pay any dividends to NFS without obtaining prior approval from the Ohio Department of Insurance (ODI). On April 7, 2008, NLIC paid a $246.5 million dividend to NFS after providing prior notice to the ODI. The dividend included $181.9 million in cash and $64.6 million in securities.

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

The ability of Nationwide Life Insurance Company of America (NLICA) to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the Pennsylvania Insurance Department either approves or does not disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. The statutory capital and surplus of NLICA as of December 31, 2007 was $674.0 million, and statutory net income for the year ended December 31, 2007 was $91.6 million. As of July 1, 2008, NLICA could pay dividends of $16.3 million to NFS without obtaining prior approval.

NFS currently does not expect such regulatory requirements to impair the ability of its insurance subsidiaries to pay sufficient dividends in order for NFS to have the necessary funds available to meet its obligations.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

Comprehensive (Loss) Income

The Company’s comprehensive (loss) income includes net income and certain items that are reported directly within separate components of shareholders’ equity that are not recorded in net income (other comprehensive income or loss).

The following table summarizes the Company’s other comprehensive loss, before and after federal income tax benefit, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007
Net unrealized losses on securities available-for-sale arising during the period:
Net unrealized losses before adjustments	$(547.3)	$(400.3)	$(1,094.7)	$(304.7)
Net adjustment to deferred policy acquisition costs	109.4	92.2	194.4	57.9
Net adjustment to value of business acquired	2.5	0.1	1.7	3.1
Net adjustment to future policy benefits and claims	56.5	27.4	25.1	31.0
Net adjustment to policyholder dividend obligation	27.7	26.1	29.5	19.5
Related federal income tax benefit	123.6	88.9	296.1	67.6

Net unrealized losses	(227.6)	(165.6)	(547.9)	(125.6)

Reclassification adjustment for net realized losses on securities available-for-sale realized during the period:
Net unrealized losses	91.4	7.6	178.5	21.0
Related federal income tax benefit	(32.0)	(2.8)	(62.5)	(7.4)

Net reclassification adjustment	59.4	4.8	116.0	13.6

Other comprehensive loss on securities available-for-sale	(168.2)	(160.8)	(431.9)	(112.0)

Accumulated net holding gains (losses) on cash flow hedges:
Unrealized holding gains (losses)	25.1	12.4	(17.9)	16.9
Related federal income tax (expense) benefit	(8.8)	(4.3)	6.3	(5.9)

Other comprehensive income (loss) on cash flow hedges	16.3	8.1	(11.6)	11.0

Other unrealized gains:
Net unrealized gains	7.9	—	12.8	—
Related federal income tax expense	(2.8)	—	(4.5)	—

Other net unrealized gains	5.1	—	8.3	—

Unrecognized amounts on pension plans
Net unrecognized amounts	—	—	(13.1)	—
Related federal income tax expense	—	—	4.6	—

Other comprehensive loss on unrecognized pension amounts	—	—	(8.5)	—

Total other comprehensive loss	$(146.8)	$(152.7)	$(443.7)	$(101.0)

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three and six month periods ended June 30, 2008 and 2007.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

(8)	Earnings Per Share

Basic earnings per share (EPS) represent the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options, if dilutive.

The following table presents information relating to the Company’s calculations of basic and diluted EPS for the periods indicated:

	Three months ended June 30,
	2008			2007
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Income from continuing operations	$86.1	$0.62	$0.62	$199.2	$1.39	$1.38
Discontinued operations, net of taxes	(0.7)	—	—	(1.9)	(0.01)	(0.01)

Net income	$85.4	$0.62	$0.62	$197.3	$1.38	$1.37

Weighted average common shares outstanding – basic	137.8			143.2
Dilutive effect of stock options	0.8			1.1

Weighted average common shares outstanding – diluted	138.6			144.3

	Six months ended June 30,
	2008			2007
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Income from continuing operations	$129.7	$0.94	$0.94	$368.0	$2.54	$2.53
Discontinued operations, net of taxes	0.2	—	—	43.6	0.30	0.29
Cumulative effect of adoption of accounting principle, net of taxes	—	—	—	(6.0)	(0.04)	(0.04)

Net income	$129.9	$0.94	$0.94	$405.6	$2.80	$2.78

Weighted average common shares outstanding – basic	137.8			144.6
Dilutive effect of stock options	0.6			1.1

Weighted average common shares outstanding – diluted	138.4			145.7

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

(9)	Contingencies

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

NFS, NMIC, NMFIC, Nationwide Corp. and the directors of NFS have been named as defendants in several class actions brought by NFS shareholders. These lawsuits arose following the announcement of the joint offer by NMIC, NMFIC and Nationwide Corp. to acquire all of the outstanding shares of NFS’ Class A common stock. The defendants deny any and all allegations of wrongdoing and have defended these lawsuits vigorously. On August 6, 2008, NFS and NMIC, NMFIC and Nationwide Corp. announced that they had entered into a definitive agreement for the acquisition of all of the outstanding shares of NFS’ Class A common stock for $52.25 per share by Nationwide Corp, subject to the satisfaction of specific closing conditions. Simultaneously, the plaintiffs and defendants entered into a memorandum of understanding for the settlement of these lawsuits. The memorandum of understanding provides, among other things, for the settlement of the lawsuits and release of the defendants and, in exchange for the release and without admitting any wrongdoing, defendant NMIC shall acknowledge that the pending lawsuits were a factor, among others, that led it to offer an increased share price in the transaction. NMIC shall agree to pay plaintiffs’ attorneys’ fees and the costs of notifying the class members of the settlement. The memorandum of understanding is conditioned upon the plaintiffs receiving satisfactory confirmatory discovery and upon court approval of the proposed settlement. The lawsuits are pending in multiple jurisdictions and allege that the offer price was inadequate, that the process for reviewing the offer was procedurally unfair and that the defendants have breached their fiduciary duties to the holders of the NFS Class A common stock. NFS intends to continue to defend these lawsuits vigorously.

On November 20, 2007, NLIC and Nationwide Retirement Solutions, Inc. (NRS) were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama entitled Ruth A. Gwin and Sandra H. Turner, and a class of similarly situated individuals v NLIC, NRS, Alabama State Employees Association, PEBCO, Inc. and Fictitious Defendants A to Z. The plaintiffs purport to represent a class of all participants in the Alabama State Employees Association (ASEA) plan, excluding members of the Board of Control during the Class Period and excluding ASEA’s directors, officers and board members during the class period. The class period is the date from which NLIC and/or NRS first made a payment to ASEA or PEBCO arising out of the funding agreement dated March 24, 2004 to the date class notice is provided. The plaintiffs allege that the defendants breached their fiduciary duties, converted plan participants’ properties, and breached their contract when payments were made and the plan was administered under the funding agreement. The complaint seeks a declaratory judgment, an injunction, disgorgement of amounts paid, compensatory and punitive damages, interest, attorneys’ fees and costs, and such other equitable and legal relief to which the plaintiffs and class members may be entitled. On January 9, 2008, NLIC and NRS filed a Notice of Removal to the United States District Court Northern District of Alabama, Southern Division. On January 16, 2008, NLIC and NRS filed a motion to dismiss. On January 24, 2008, the plaintiffs filed a motion to remand. On April 15, 2008, the Court remanded this case back to state court in Jefferson County, Alabama. On May 12, 2008, the Company filed a motion to dismiss. NLIC and NRS continue to defend this lawsuit vigorously.

On July 11, 2007, NLIC was named in a lawsuit filed in the United States District Court for the Western District of Washington at Tacoma entitled Jerre Daniels-Hall and David Hamblen, Individually and on behalf of All Others Similarly Situated v. National Education Association, NEA Member Benefits Corporation, Nationwide Life Insurance Company, Security Benefit Life Insurance Company, Security Benefit Group, Inc., Security Distributors, Inc., et. al. The plaintiff seeks to represent a class of all current or former National Education Association (NEA) members who participated in the NEA Valuebuilder 403(b) program at any time between January 1, 1991 and the present (and their heirs and/or beneficiaries). The plaintiffs allege that the defendants violated the Employee Retirement Income Security Act of 1974, as amended (ERISA) by failing to prudently and loyally manage plan assets, by failing to provide complete and accurate information, by engaging in prohibited transactions, and by breaching their fiduciary duties when they failed to prevent other fiduciaries from breaching their fiduciary duties. The complaint seeks to have the defendants restore all losses to the plan, restoration of plan assets and profits to participants, disgorgement of endorsement fees, disgorgement of service fee payments, disgorgement of excessive fees charged to plan participants, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On October 12, 2007, NLIC filed a motion to dismiss. On May 23, 2008, the Court granted the defendants’ motion to dismiss. On June 19, 2008, the plaintiffs filed a notice of appeal. NLIC continues to defend this lawsuit vigorously.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The plaintiff claims that the total of modal payments that policyholders paid per year exceeded the guaranteed maximum premium provided for in the policy. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum premium and attorneys’ fees. On February 2, 2006, the court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The court certified a class consisting of all residents of the United States and the Virgin Islands who, during the class period, paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the class period that provide for guaranteed maximum premiums, excluding certain specified products. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The class period is from February 10, 1990 through February 2, 2006, the date the class was certified. On January 26, 2007, the plaintiff filed a motion for summary judgment. On April 30, 2007, NLIC filed a motion for summary judgment. On February 4, 2008, the Court entered its ruling on the parties’ pending motions for summary judgment. The Court granted NLIC’s motion for summary judgment for some of the plaintiffs’ causes of action, including breach of contract claims on all decreasing term policies, plaintiff Carr’s individual claims for fraud by omission, violation of the Ohio Deceptive Trade Practices Act and all unjust enrichment claims. However, several claims against NLIC remain, including plaintiff Carr’s individual claim for breach of contract and the plaintiff Class’ claims for breach of contract for the term life policies in 43 of 51 jurisdictions. On May 16, 2008, the parties filed their briefs on NLIC’s motion for summary judgment on the voluntary payment doctrine or, in the alternative, decertification. Additional briefs were filed on June 20, 2008. NLIC continues to defend this lawsuit vigorously.

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

June 30, 2008 and 2007

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

June 30, 2008 and 2007

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

Corporate and Other

The Corporate and Other segment includes the MTN program; the retail operations of Nationwide Bank; structured products business; revenues and expenses of the Company’s retail asset management and non-insurance subsidiaries not reported in other segments; non-operating realized gains and losses, including mark-to-market adjustments on embedded derivatives, net of economic hedges, related to products with living benefits included in the Individual Investments segment; and other revenues and expenses not allocated to other segments.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended June 30, 2008
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$163.2	$33.4	$157.8	$—	$354.4
Premiums	30.0	—	75.2	—	105.2
Net investment income	129.9	160.3	120.8	100.5	511.5
Non-operating net realized investment losses[1]	—	—	—	(29.8)	(29.8)
Other income	7.2	87.3	0.9	43.8	139.2

Total revenues	330.3	281.0	354.7	114.5	1,080.5

Benefits and expenses:
Interest credited to policyholder accounts	92.4	106.5	48.3	46.9	294.1
Benefits and claims	57.3	—	121.4	—	178.7
Policyholder dividends	—	—	24.4	—	24.4
Amortization of DAC	82.0	12.0	41.2	34.3	169.5
Amortization of VOBA	3.4	0.3	(0.4)	—	3.3
Interest expense	—	—	—	25.9	25.9
Other operating expenses	47.5	106.6	41.4	66.6	262.1

Total benefits and expenses	282.6	225.4	276.3	173.7	958.0

Income (loss) from continuing operations before federal income tax expense	47.7	55.6	78.4	(59.2)	$122.5

Less: non-operating net realized investment losses[1]	—	—	—	29.8
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	34.3

Pre-tax operating earnings	$47.7	$55.6	$78.4	$4.9

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

	Three months ended June 30, 2007
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$165.6	$36.8	$140.7	$—	343.1
Premiums	30.2	—	74.7	—	104.9
Net investment income	167.0	161.9	115.7	133.2	577.8
Non-operating net realized investment losses[1]	—	—	—	(4.2)	(4.2)
Other income	6.1	84.6	0.7	55.4	146.8

Total revenues	368.9	283.3	331.8	184.4	1,168.4

Benefits and expenses:
Interest credited to policyholder accounts	114.4	111.0	47.6	64.0	337.0
Benefits and claims	74.7	—	111.4	—	186.1
Policyholder dividends	—	—	20.0	—	20.0
Amortization of DAC	12.7	(0.9)	9.0	(2.5)	18.3
Amortization of VOBA	1.3	0.6	13.5	—	15.4
Interest expense	—	—	—	27.5	27.5
Debt extinguishment costs	—	—	—	10.2	10.2
Other operating expenses	56.4	107.7	48.7	61.1	273.9

Total benefits and expenses	259.5	218.4	250.2	160.3	888.4

Income from continuing operations before federal income tax expense	109.4	64.9	81.6	24.1	$280.0

Less: non-operating net realized investment losses[1]	—	—	—	4.2
Less: adjustment to amortization related to net realized gains and losses	—	—	—	(2.5)

Pre-tax operating earnings	$109.4	$64.9	$81.6	$25.8

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

	Six months ended June 30, 2008
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$323.9	$66.4	$309.2	$—	$699.5
Premiums	64.1	—	150.2	—	214.3
Net investment income	266.9	322.0	238.3	203.8	1,031.0
Non-operating net realized investment losses[1]	—	—	—	(211.9)	(211.9)
Other income	14.2	171.7	1.6	76.4	263.9

Total revenues	669.1	560.1	699.3	68.3	1,996.8

Benefits and expenses:
Interest credited to policyholder accounts	188.4	214.1	95.9	108.3	606.7
Benefits and claims	111.8	—	250.4	—	362.2
Policyholder dividends	—	—	48.3	—	48.3
Amortization of DAC	159.7	22.1	67.3	(13.2)	235.9
Amortization of VOBA	4.2	0.8	6.6	0.1	11.7
Interest expense	—	—	—	53.6	53.6
Other operating expenses	94.8	213.6	87.5	127.2	523.1

Total benefits and expenses	558.9	450.6	556.0	276.0	1,841.5

Income (loss) from continuing operations before federal income tax expense	110.2	109.5	143.3	(207.7)	$155.3

Less: non-operating net realized investment losses[1]	—	—	—	211.9
Less: adjustment to amortization related to net realized gains and losses	—	—	—	(13.2)
Pre-tax operating earnings (loss)	$110.2	$109.5	$143.3	$(9.0)

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

June 30, 2008 and 2007

	Six months ended June 30, 2007
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$322.3	$74.1	$282.6	$—	$679.0
Premiums	63.7	—	151.6	—	215.3
Net investment income	341.0	327.4	235.4	263.8	1,167.6
Non-operating net realized investment losses[1]	—	—	—	(17.7)	(17.7)
Other income	13.1	162.9	1.5	106.7	284.2

Total revenues	740.1	564.4	671.1	352.8	2,328.4

Benefits and expenses:
Interest credited to policyholder accounts	232.6	222.1	94.9	129.5	679.1
Benefits and claims	121.3	—	218.4	—	339.7
Policyholder dividends	—	—	41.3	—	41.3
Amortization of DAC	112.2	8.9	35.4	(5.0)	151.5
Amortization of VOBA	2.6	1.0	22.1	—	25.7
Interest expense	—	—	—	52.0	52.0
Debt extinguishment costs	—	—	—	10.2	10.2
Other operating expenses	104.8	215.3	93.7	120.4	534.2

Total benefits and expenses	573.5	447.3	505.8	307.1	1,833.7

Income from continuing operations before federal income tax expense	166.6	117.1	165.3	45.7	$494.7

Less: non-operating net realized investment losses[1]	—	—	—	17.7
Less: adjustment to amortization related to net realized gains and losses	—	—	—	(5.0)

Pre-tax operating earnings	$166.6	$117.1	$165.3	$58.4

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The information included herein contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of Nationwide Financial Services, Inc. and subsidiaries (NFS, or collectively, the Company). Whenever used in this report, words such as “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “project,” “target” and other words of similar meaning are intended to identify such forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities:

(i)	the possibility that the acquisition of the Company’s publicly held common shares by NMIC will not close or that the closing will be delayed;

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

Overview

The following analysis of condensed consolidated results of operations and financial condition of the Company should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere herein and the Company’s 2007 Annual Report on Form 10-K.

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

As a result of its initial public offering in March 1997 and subsequent stock related transactions, 33.4% of the economic interest in NFS is publicly owned, with the remainder owned by Nationwide Corporation, which is a majority-owned subsidiary of NMIC.

On August 6, 2008, the Company entered into a definitive agreement for NMIC, Nationwide Mutual Fire Insurance Company (NMFIC) and Nationwide Corporation (Nationwide Corp.) to acquire all of the outstanding publicly held Class A common shares of the Company for $52.25 per share in cash. The transaction is expected to close by the end of 2008 or early 2009, subject to shareholder approval and customary regulatory approvals and closing conditions. NMIC and its affiliates, which collectively hold 95.2% of the combined voting power of the outstanding common shares, have indicated that they will vote to approve the transaction.

Business Segments

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 10 – Segment Information for a discussion of reportable segments, including the components of each segment.

The following table summarizes pre-tax operating earnings (loss) by segment for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2008	2007	Change	2008	2007	Change
Individual Investments	$47.7	$109.4	(56)%	$110.2	$166.6	(34)%
Retirement Plans	55.6	64.9	(14)%	109.5	117.1	(6)%
Individual Protection	78.4	81.6	(4)%	143.3	165.3	(13)%
Corporate and Other	4.9	25.8	(81)%	(9.0)	58.4	NM

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

Management makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales, charges related to other-than-temporary impairments of available-for-sale securities and other investments, and changes in valuation allowances on mortgage loans on real estate are reported in net realized investment gains and losses. Also included are changes in the fair values of derivatives qualifying as fair value hedges and the related changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of derivatives that do not qualify for hedge accounting treatment, including the mark-to-market of embedded derivatives, net of economic hedges; and periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment.

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

The Company regularly evaluates and adjusts the DAC balance when actual gross profits in a given reporting period vary from management’s initial estimates, with a corresponding charge or credit to current period earnings. This process is referred to by the Company as a “true-up”, which generally is performed, and the resulting impact recognized, on a quarterly basis. Additionally, the Company regularly evaluates its assumptions regarding the future estimated gross profits used as a basis for amortization of DAC and adjusts the total amortization recorded to date by a charge or credit to earnings if evidence suggests that these future assumptions and estimates should be revised. The Company refers to this process as “unlocking”, which generally is performed on an annual basis with any corresponding charge or credit reflected in the second quarter. In addition, the Company regularly monitors its actual experience and evaluates relevant internal and external information impacting its assumptions and may unlock more frequently than annually if such information and analysis warrants.

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

Nationwide Funds Group Acquisition

On February 2, 2007, NFS entered into a stock purchase agreement with Nationwide Corporation to acquire the Philadelphia-based retail asset management operations of NWD Investment Management, Inc. The transaction closed on April 30, 2007 with a final purchase price of $244.2 million. The acquired operations are known as NFG. The purchase was accounted for during the second quarter of 2007 at historical cost in a manner similar to a pooling of interests because the involved entities are under common control. NFG is reflected in the Company’s current and prior period condensed consolidated financial statements at the historical cost of the transferred net assets to provide comparative information as though the companies were combined for all periods presented. The excess purchase price over the historical cost of the acquired net assets was accounted for as a $202.5 million equity transaction, including a $4.0 million true-up recorded during the fourth quarter of 2007.

Fair Value Measurements

As described in Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 4 – Fair Value Measurements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157) effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

As of June 30, 2008, Level 3 investments comprised 10% of total investments. Significant transfers of corporate securities and ABSs into Level 3 during the second quarter of 2008 primarily were related to changes in pricing availability for corporate bonds and other fixed-income securities driven by shifts from matrix priced and non-matrix priced valuation methodologies to broker pricing.

Future Policy Benefits and Claims

The fair value measurements for future policy benefits and claims relate to embedded derivatives associated with contracts with living benefit riders (guaranteed minimum accumulation benefits, guaranteed minimum withdrawal benefits and equity-indexed annuities). Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses observable inputs, such as published swap rates, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are based on annuity experience.

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

Note 2 to the audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K provides a summary of significant accounting policies. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 3 – Recently Issued Accounting Standards for a discussion of recently issued accounting standards. The Company’s critical accounting policies have not changed materially from those disclosed in the Company’s 2007 Annual Report on Form 10-K. However, the impact of unlocking certain DAC assumptions during the second quarter of 2008 and 2007 and further clarification of the assumptions included in the Company’s DAC sensitivity analysis are disclosed below.

Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products

The Company has deferred certain costs of acquiring investment and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. In addition, the Company defers sales inducements, such as interest credit bonuses and jumbo deposit bonuses. Investment products primarily consist of individual and group variable and fixed deferred annuities in the Individual Investments and Retirement Plans segments. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance, bank-owned life insurance (BOLI) and other interest-sensitive life insurance policies in the Individual Protection segment. DAC is subject to recoverability testing in the year of policy issuance and loss recognition testing at the end of each reporting period.

For investment and universal life insurance products, the Company amortizes DAC with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administration fees, surrender charges, and net realized investment gains and losses less policy benefits and policy maintenance expenses. The Company adjusts the DAC asset related to investment and universal life insurance products to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale as described in Note 2(b) to the audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K.

The assumptions used in the estimation of future gross profits are based on the Company’s current best estimates of future events and are reviewed as part of an annual process during the second quarter. During the annual process, the Company performs a comprehensive study of assumptions, including mortality and persistency studies, maintenance expense studies, and an evaluation of projected general and separate account investment returns. The most significant assumptions that are involved in the estimation of future gross profits include future net separate account investment performance, surrender/lapse rates, interest margins and mortality. Currently, the Company’s long-term assumption for net separate account investment performance is approximately 7% growth per year and varies by product. The Company reviews this assumption, like others, as part of its annual process. If this assumption were unlocked, the date of the unlocking could become the anchor date used in the reversion to the mean process (defined below). Variances from the long-term assumption are expected since the majority of the investments in the underlying separate accounts are in equity securities, which strongly correlate in the aggregate with the Standard & Poor’s Ratings Services (S&P) 500 Index. The Company bases its reversion to the mean process on actual net separate account investment performance from the anchor date to the valuation date. The Company then assumes different performance levels over the next three years such that the separate account mean return measured from the anchor date to the end of the life of the product equals the long-term assumption. The assumed net separate account investment performance used in the DAC models is intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process generally limits net separate account investment performance to 0-15% during the three-year reversion period. See below for a discussion of 2008 and 2007 assumption changes that impacted DAC amortization and related balances.

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

In addition to the comprehensive annual study of assumptions, management evaluates the appropriateness of the individual variable annuity DAC balance quarterly within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed time period, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during this time period, assumptions are required to be unlocked, and DAC is recalculated using revised best estimate assumptions. When DAC assumptions are unlocked and revised, the Company continues to use the reversion to the mean process. See below for a discussion of 2008 and 2007 assumption changes that impacted DAC amortization and related balances.

For variable annuity products, the DAC balance is sensitive to the effects of changes in the Company’s estimates of gross profits, primarily due to the significant portion of the Company’s gross profits that are dependent upon the rate of return on assets held in separate accounts. This rate of return influences fees earned by the Company from these products and costs incurred by the Company associated with minimum contractual guarantees, as well as other sources of future expected gross profits. As previously stated, the Company’s current long-term assumption for net separate account investment performance is approximately 7% growth per year. In its ongoing evaluation of this assumption, the Company monitors its historical experience, market information and other relevant trends. To demonstrate the sensitivity of both the Company’s variable annuity product DAC balance, which was approximately $2.0 billion in aggregate as of June 30, 2008, and related amortization, a 1% increase (to 8%) or decrease (to 6%) in the long-term assumption for net separate account investment performance would result in an approximately $20.0 million net decrease or net increase, respectively, in DAC amortization over the following year. These fluctuations are reasonably likely to occur. The information provided above considers only changes in the assumption for long-term net separate account investment performance and excludes changes in other assumptions used in the Company’s evaluation of DAC.

During the second quarter of 2007, the Company conducted its annual comprehensive review of model assumptions used to project DAC and other related balances, including sales inducement assets, VOBA, unearned revenue reserves, and guaranteed minimum death and income benefit reserves. This review included all assumptions, including expected separate account investment returns during the three-year reversion period, lapse rates, mortality and expenses. The Company determined as part of this annual review that the overall separate account returns were expected to exceed previous estimates due to favorable financial market trends. Additionally, while the Company estimates that the overall profitability of its variable products has improved, it expects the long-term net growth in separate account investment performance to moderate.

Accordingly, the second quarter 2007 unlocking process included changes in several assumptions, including assumptions affecting net separate account investment performance. This unlocking resulted in a net increase in DAC and a benefit to DAC amortization and other related balances totaling $216.5 million pre-tax, which was reported in the following segments in the pre-tax amounts indicated: Individual Investments - $196.4 million; Retirement Plans - $10.5 million; and Individual Protection - $9.6 million, net of a $5.1 million charge for the acceleration of amortization of VOBA. First, the Company reset the anchor date for its reversion to the mean calculations, which increased the annual net separate account growth rate to 7% during the first three years of the projection period from 0% (which was the rate of return for the three-year reversion period required from the previous anchor date). Second, as a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company unlocked and reset its long-term assumption for net separate account growth rates to 7% from 8%. This decreased the net separate account growth rate by 1% to 7% for all years subsequent to the three-year reversion period. The combination of resetting these two factors resulted in a $161.9 million increase in DAC and benefit to DAC amortization and other related balances. The impact of changing the annual net separate account growth rate from 0% to 7% during the three-year reversion period had a much larger effect on the DAC balance when compared to the 1% incremental change in the long-term assumption for net separate account investment performance. The remainder of the increase in DAC and benefit to DAC amortization and other related balances resulting from the DAC unlocking process primarily was related to the recorded balance of individual variable annuity DAC falling outside the Company’s preset parameters for the prescribed time period, which was driven by favorable market performance in excess of the assumed net separate account returns. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a $78.8 million increase in DAC and benefit to DAC amortization and other related balances. This was partially offset by a $24.2 million decrease in DAC and increase in DAC amortization and other related balances due to increasing estimated lapse rates for fixed annuity and BOLI products.

During the second quarter of 2007, the Company added a new feature to its existing guaranteed minimum withdrawal benefit rider, Lifetime Income (L.inc). This new feature results in a substantial change in the existing contracts and, therefore, an extinguishment of the DAC associated with those contracts pursuant to the American Institute of Certified Public Accountants’ Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. As a result, the Company eliminated existing DAC and other related balances resulting in a $135.0 million pre-tax charge.

At the end of the second quarter of 2008, the Company determined as part of its comprehensive annual study of assumptions that certain assumptions should be unlocked. The unlocked assumptions primarily related to lapse and spread assumptions in the Individual Investments segment, the assumed growth rate on deposits per contract in the Retirement Plans segment, and mortality and lapse assumptions in the Individual Protection segment. Therefore, in the second quarter of 2008, the Company recorded the following pre-tax adjustments: 1) a decrease in DAC and additional DAC amortization of $13.9 million; 2) a decrease in other assets and additional benefits and claims of $0.6 million; 3) an increase in VOBA and a benefit to VOBA amortization of $4.9 million; and 4) a decrease in unearned revenue liability and additional administrative fees of $3.2 million. The net impact of this activity was a $6.4 million unfavorable pre-tax adjustment to net income in the second quarter of 2008, which was reported in the following segments in the pre-tax amounts indicated: Individual Investments - $12.0 million unfavorable; Retirement Plans - $2.3 million unfavorable; and Individual Protection - $7.9 million favorable.

Results of Operations

Second Quarter – 2008 Compared to 2007

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended June 30,
(in millions)	2008	2007	Change
Revenues:
Policy charges:
Asset fees	$187.6	$193.0	(3)%
Cost of insurance charges	111.2	103.7	7%
Administrative fees	39.4	28.0	41%
Surrender fees	16.2	18.4	(12)%

Total policy charges	354.4	343.1	3%
Premiums	105.2	104.9	—
Net investment income	511.5	577.8	(11)%
Net realized investment losses	(33.9)	(2.6)	NM
Other income	143.3	145.2	(1)%

Total revenues	1,080.5	1,168.4	(8) %

Benefits and expenses:
Interest credited to policyholder accounts	294.1	337.0	(13)%
Benefits and claims	178.7	186.1	(4)%
Policyholder dividends	24.4	20.0	22%
Amortization of DAC	169.5	18.3	NM
Amortization of VOBA	3.3	15.4	(79)%
Interest expense	25.9	27.5	(6)%
Debt extinguishment costs	—	10.2	NM
Other operating expenses	262.1	273.9	(4)%

Total benefits and expenses	958.0	888.4	8%

Income from continuing operations before federal income tax expense	122.5	280.0	(56)%
Federal income tax expense	36.4	80.8	(55)%

Income from continuing operations	86.1	199.2	(57)%
Discontinued operations, net of taxes	(0.7)	(1.9)	NM

Net income	$85.4	$197.3	(57)%

The decrease in net income primarily was driven by higher amortization of DAC, higher net realized investment losses and lower interest spread income. Lower amortization of VOBA, higher administrative fees and debt extinguishment costs recorded during the second quarter of 2007 partially offset the overall decline.

Higher amortization of DAC was due to several factors. First, the aforementioned DAC unlocking in the second quarter of 2007 lowered amortization of DAC by $235.8 million in the same quarter a year ago. Next, increased earnings on embedded derivatives in annuity products offering living benefits increased amortization of DAC by $35.8 million in the second quarter of 2008. Finally, the aforementioned DAC unlocking in the second quarter of 2008 increased amortization of DAC by $13.9 million in the current year quarter. However, the Company modified the features of its L.inc product within the Individual Investments segment during the second quarter of 2007. This modification required the Company to extinguish existing DAC and other balances related to L.inc, resulting in a $124.0 million increase in amortization of DAC and increased annuity benefits of $11.0 million in the prior year quarter. In addition, the impact of 2007 unlocking, which decreased the rate of DAC amortization, and lower gross profits in the current year quarter further offset the increases described above.

Net realized investment losses increased primarily due to an $89.2 million increase in impairment charges due to challenging conditions in the credit markets. In addition, the current quarter included a $9.7 million increase in valuation losses on the Company’s trading portfolio. These factors partially were offset by $57.1 million in gains on living benefit embedded derivatives, net of economic hedging activity, primarily as a result of differences between changes in the market value of liabilities and hedging instruments in a volatile market.

Interest spread income declined primarily within the Corporate and Other and Individual Investments segments due to lower income from alternative investments and lower income from mortgage loan prepayments and bond call premiums. See Part I – Financial Information, Item 2 – MD&A – Business Segments for a more detailed discussion of interest spread income.

Lower amortization of VOBA primarily was due to the unlocking during the second quarter of 2008 of the long-term lapse rate assumption and higher estimated gross profits in the investment life insurance business. These factors lowered amortization of VOBA by $4.9 million in the second quarter of 2008. In addition, unlocking of assumptions in the second quarter of 2007, as described previously, increased VOBA amortization by $5.1 million.

Administrative fees were impacted by the aforementioned unlocking in the second quarter of 2008 and increased universal life sales upon which part of these fees are derived.

See Part I – Financial Information, Item 2 – MD&A – Business Segments – Corporate and Other for a detailed discussion of debt extinguishment costs.

Year-to-Date – 2008 Compared to 2007

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Six months ended June 30,
(in millions)	2008	2007	Change
Revenues:
Policy charges:
Asset fees	$371.5	$377.2	(2)%
Cost of insurance charges	220.7	207.7	6%
Administrative fees	72.3	57.0	27%
Surrender fees	35.0	37.1	(6)%

Total policy charges	699.5	679.0	3%
Premiums	214.3	215.3	—
Net investment income	1,031.0	1,167.6	(12)%
Net realized investment losses	(232.8)	(14.0)	NM
Other income	284.8	280.5	2%

Total revenues	1,996.8	2,328.4	(14)%

Benefits and expenses:
Interest credited to policyholder accounts	606.7	679.1	(11)%
Benefits and claims	362.2	339.7	7%
Policyholder dividends	48.3	41.3	17%
Amortization of DAC	235.9	151.5	56%
Amortization of VOBA	11.7	25.7	(54)%
Interest expense	53.6	52.0	3%
Debt extinguishment costs	—	10.2	NM
Other operating expenses	523.1	534.2	(2)%

Total benefits and expenses	1,841.5	1,833.7	—

Income from continuing operations before federal income tax expense	155.3	494.7	(69)%
Federal income tax expense	25.6	126.7	(80)%

Income from continuing operations	129.7	368.0	(65)%
Discontinued operations, net of taxes	0.2	43.6	NM
Cumulative effect of adoption of accounting principles, net of taxes	—	(6.0)	NM

Net income	$129.9	$405.6	(68)%

The decrease in net income was impacted by the aforementioned $45.5 million gain on the sale of The 401(k) Company during the first six months of 2007. In addition, the Company recorded lower income from continuing operations before federal income tax expense primarily due to higher net realized investment losses, increased amortization of DAC, lower interest spread income, and higher benefits and claims, partially offset by higher policy charges, lower amortization of VOBA and lower debt extinguishment costs.

Net realized investment losses increased primarily due to a $164.3 million increase in impairment charges due to challenging conditions in the credit markets. In addition, the first six months of 2008 included $17.7 million in losses on living benefit embedded derivatives, net of economic hedging activity, primarily as a result of differences between changes in the market value of liabilities and hedging instruments in a volatile market. Lastly, losses on the Company’s trading portfolio increased $8.9 million during the first six months of 2008.

Higher amortization of DAC was due to several factors. First, the aforementioned DAC unlocking in the first six months of 2007 lowered amortization of DAC by $235.8 million in the same period a year ago. Next, net realized losses on embedded derivatives in annuity products offering living benefits decreased amortization of DAC by $8.5 million in the first six months of 2008. Finally, the aforementioned DAC unlocking in the first six months of 2008 increased amortization of DAC by $13.9 million in the current year period. However, the Company modified the features of its L.inc product within the Individual Investments segment during the first six months of 2007. This modification required the Company to extinguish existing DAC and other balances related to L.inc, resulting in a $124.0 million increase in amortization of DAC and increased annuity benefits of $11.0 million in the prior year period. In addition, the impact of 2007 unlocking, which decreased the rate of DAC amortization, and lower gross profits in the current year period further offset the increases described above.

Interest spread income declined primarily within the Corporate and Other and Individual Investments segments due to lower income from alternative investments, lower income from mortgage loan prepayments and bond call premiums, and reduced earnings from the MTN program. See Part I – Financial Information, Item 2 – MD&A – Business Segments for a more detailed discussion of interest spread income.

Higher benefits and claims primarily were due to adverse mortality in the current year in the variable universal life and universal life insurance businesses in the Individual Protection segment. The average net claim size and the number of claims in these products increased over the prior year. These factors partially were offset by lower benefits and claims in the Individual Investments segment primarily driven by the related impact of unlocking of DAC and other related balances in the first six months of 2007, which increased annuity benefits by $12.5 million in the prior year period; the aforementioned modification of L.inc features in 2007, which increased annuity benefits in the prior year period by $11.0 million; and higher guaranteed benefit expenses during the first six months of 2008 primarily related to growth in business offering living benefits.

Policy charges increased due to higher administrative fees and cost of insurance charges. Administrative fees were impacted by the aforementioned unlocking in the second quarter of 2008 and increased universal life sales upon which part of these fees are derived. Cost of insurance charges rose due to increased business in force combined with the aging of the individual life business block.

Lower amortization of VOBA primarily was due to the unlocking during the second quarter of 2008, which lowered amortization of VOBA by $4.9 million in the first six months of 2008. In addition, unlocking of assumptions in the first six months of 2007, as described previously, increased VOBA amortization by $5.1 million.

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

Second Quarter – 2008 Compared to 2007

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended June 30,
(in millions)	2008	2007	Change
Individual Investments
Individual variable annuities	$1,111.1	$1,394.8	(20)%
Individual fixed annuities	43.1	40.1	7%
Income products	57.5	50.2	15%
Advisory services program	24.9	36.6	(32)%

Total Individual Investments	1,236.6	1,521.7	(19)%

Retirement Plans
Private sector:
Group annuity products	218.7	254.8	(14)%
Group trust products	1,205.0	1,190.1	1%

Total group products	1,423.7	1,444.9	(1)%
NFN products	32.6	31.2	4%
Other	19.5	19.8	(2)%

Total private sector	1,475.8	1,495.9	(1)%

Public sector:
IRC Section 457 annuities	443.4	385.5	15%
Administration-only agreements	663.3	686.5	(3)%

Total public sector	1,106.7	1,072.0	3%

Total Retirement Plans	2,582.5	2,567.9	1%

Individual Protection
Corporate-owned life insurance	148.8	153.6	(3)%
Traditional/universal life insurance	153.9	135.8	13%
Variable life insurance	146.5	157.1	(7)%

Total Individual Protection	449.2	446.5	1%

Total sales	$4,268.3	$4,536.1	(6)%

See Part I – Financial Information, Item 2 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended June 30,
(in millions)	2008	2007	Change
Non-affiliated:
Independent broker/dealers	$1,425.4	$1,510.5	(6)%
Wirehouse and regional firms	608.9	680.7	(11)%
Financial institutions	553.3	642.8	(14)%
Pension plan administrators	101.1	98.9	2%
Life insurance specialists	95.3	91.1	5%

Total non-affiliated sales	2,784.0	3,024.0	(8)%

Affiliated:
NRS	1,114.2	1,079.6	3%
NFN producers	316.6	370.0	(14)%
Mullin TBG	53.5	62.5	(14)%

Total affiliated sales	1,484.3	1,512.1	(2)%

Total sales	$4,268.3	$4,536.1	(6)%

The decrease in total sales primarily was due to declines in individual variable annuity sales in the Individual Investments segment and, to a lesser extent, lower variable life sales. Volatile market conditions and the recent economic slowdown have negatively impacted variable product sales industrywide. Strong sales of public sector IRC Section 457 annuity plans in the Retirement Plans segment and continued growth in sales of the ULtimate universal life product in the Individual Protection segment partially offset the overall decline.

Lower sales through the financial institutions, independent broker/dealers, and wirehouse and regional firms, and NFN producers channels reflect the decline in variable product sales mentioned above, partially mitigated by increased sales of IRC Section 457 annuities and universal life products.

Increased NRS sales were driven by additional large deposits from two large administration-only agreements and increased participation by both new and existing employers.

Year-to-Date – 2008 Compared to 2007

The following table summarizes sales by product and segment for the periods indicated:

	Six months ended June 30,
(in millions)	2008	2007	Change
Individual Investments
Individual variable annuities	$2,320.2	$2,635.8	(12)%
Individual fixed annuities	83.7	77.4	8%
Income products	106.3	105.7	1%
Advisory services program	48.1	73.4	(34)%

Total Individual Investments	2,558.3	2,892.3	(12)%

Retirement Plans
Private sector:
Group annuity products	476.0	573.3	(17)%
Group trust products	2,588.7	2,677.5	(3)%

Total group products	3,064.7	3,250.8	(6)%
NFN products	79.5	67.1	18%
Other	40.3	40.8	(1)%

Total private sector	3,184.5	3,358.7	(5)%

Public sector:
IRC Section 457 annuities	879.2	775.2	13%
Administration-only agreements	1,380.5	1,371.1	1%

Total public sector	2,259.7	2,146.3	5%

Total Retirement Plans	5,444.2	5,505.0	(1)%

Individual Protection
Corporate-owned life insurance	354.3	356.8	(1)%
Traditional/universal life insurance	306.3	258.6	18%
Variable life insurance	291.3	318.0	(8)%

Total Individual Protection	951.9	933.4	2%

Total sales	$8,954.4	$9,330.7	(4)%

See Part I – Financial Information, Item 2 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Six months ended June 30,
(in millions)	2008	2007	Change
Non-affiliated:
Independent broker/dealers	$2,987.3	$3,219.2	(7)%
Wirehouse and regional firms	1,315.3	1,360.4	(3)%
Financial institutions	1,164.0	1,233.3	(6)%
Pension plan administrators	220.7	274.7	(20)%
Life insurance specialists	200.9	179.4	12%

Total non-affiliated sales	5,888.2	6,267.0	(6)%

Affiliated:
NRS	2,275.3	2,161.8	5%
NFN producers	637.5	724.4	(12)%
Mullin TBG	153.4	177.5	(14)%

Total affiliated sales	3,066.2	3,063.7	—

Total sales	$8,954.4	$9,330.7	(4)%

The decrease in total sales primarily was due to lower variable product sales, especially individual variable annuity sales in the Individual Investments segment. Volatile market conditions and the recent economic slowdown have negatively impacted variable product sales industrywide. Economic conditions also contributed to lower private sector group product sales in the Retirement Plans segment through reduced employer discretionary contributions and employee deferrals. Strong sales of public sector IRC Section 457 annuity plans in the Retirement Plans segment and the ULtimate universal life product in the Individual Protection segment partially offset the overall decline.

Lower sales through the independent broker/dealers, NFN producers, financial institutions, wirehouse and regional firms, and pension plan administrators channels reflect the declines in variable and group product sales mentioned above, partially mitigated by increased sales of IRC Section 457 annuities and universal life products.

Increased NRS sales were driven by additional large deposits from two large administration-only agreements and increased participation by both new and existing employers.

Business Segments

Individual Investments

Second Quarter – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended June 30,
(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$145.2	$146.8	(1)%
Administrative fees	8.3	6.2	34%
Surrender fees	9.7	12.6	(23)%

Total policy charges	163.2	165.6	(1)%
Premiums	30.0	30.2	(1)%
Net investment income	129.9	167.0	(22)%
Other income	7.2	6.1	18%

Total revenues	330.3	368.9	(10)%

Benefits and expenses:
Interest credited to policyholder accounts	92.4	114.4	(19)%
Benefits and claims	57.3	74.7	(23)%
Amortization of DAC	82.0	12.7	NM
Amortization of VOBA	3.4	1.3	162%
Other operating expenses	47.5	56.4	(16)%

Total benefits and expenses	282.6	259.5	9%

Pre-tax operating earnings	$47.7	$109.4	(56)%

Other Data
Interest spread margin:
Net investment income	5.28%	5.73%
Interest credited	3.63%	3.76%

Interest spread on average general account values	1.65%	1.97%

Sales:
Individual variable annuities	$1,111.1	$1,394.8	(20)%
Individual fixed annuities	43.1	40.1	7%
Income products	57.5	50.2	15%
Advisory services program	24.9	36.6	(32)%

Total sales	$1,236.6	$1,521.7	(19)%

Average account values:
General account	$10,181.8	$12,172.9	(16)%
Separate account	38,688.8	40,992.6	(6)%
Advisory services program	563.6	630.3	(11)%

Total average account values	$49,434.2	$53,795.8	(8)%

Pre-tax operating earnings to average account values	0.39%	0.81%

Pre-tax operating earnings declined due to higher amortization of DAC and lower interest spread income, partially offset by lower benefits and claims and other operating expenses.

Higher amortization of DAC primarily was due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC by $208.9 million in the same quarter a year ago. In addition, the aforementioned DAC unlocking in the second quarter of 2008 increased amortization of DAC by $8.8 million in the current year quarter. However, the Company modified the features of its L.inc product within this segment during the second quarter of 2007. This modification required the Company to extinguish existing DAC and other balances related to L.inc, resulting in a $124.0 million increase in amortization of DAC and increased annuity benefits of $11.0 million in the prior year quarter as explained below. Additionally, the impact of 2007 unlocking, which decreased the rate of DAC amortization, and lower gross profits in the current year quarter lowered amortization of DAC by $11.7 million and $7.6 million, respectively, to further offset the increases noted above.

Interest spread income declined primarily due to lower general account assets caused by fixed annuity net outflows (a 16% decline in average account values), which reduced interest spread income by approximately $8.2 million. In addition, interest spread margins declined to 165 basis points compared to 197 basis points in the same quarter a year ago, reducing interest spread income by approximately $6.9 million. The current quarter margins included a $5.4 million decrease in income from mortgage loan prepayments and bond call premiums compared to the same quarter a year ago, which contributed 17 basis points to the margin decline discussed above.

Lower benefits and claims primarily were driven by the related impact of unlocking of DAC and other related balances in the second quarter of 2007, which increased annuity benefits by $12.5 million in the prior year quarter. Additionally, the aforementioned modification of L.inc features in 2007 increased annuity benefits in the prior year quarter by $11.0 million. Higher guaranteed benefit expenses primarily related to growth in business offering living benefits partially offset the decreases discussed above.

Other operating expenses declined primarily due to decreases in employee incentives ($3.3 million), technology costs ($2.5 million), and state and local taxes ($2.0 million).

The decrease in sales primarily was attributable to lower individual variable annuity sales due to volatile market conditions and the recent economic slowdown.

Year-to-Date – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Six months ended June 30,
(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$287.1	$284.6	1%
Administrative fees	15.6	12.5	25%
Surrender fees	21.2	25.2	(16)%

Total policy charges	323.9	322.3	—
Premiums	64.1	63.7	1%
Net investment income	266.9	341.0	(22)%
Other income	14.2	13.1	8%

Total revenues	669.1	740.1	(10)%

Benefits and expenses:
Interest credited to policyholder accounts	188.4	232.6	(19)%
Benefits and claims	111.8	121.3	(8)%
Amortization of DAC	159.7	112.2	42%
Amortization of VOBA	4.2	2.6	62%
Other operating expenses	94.8	104.8	(10)%

Total benefits and expenses	558.9	573.5	(3)%

Pre-tax operating earnings	$110.2	$166.6	(34)%

Other Data
Interest spread margin:
Net investment income	5.37%	5.72%
Interest credited	3.65%	3.74%

Interest spread on average general account values	1.72%	1.98%

Sales:
Individual variable annuities	$2,320.2	$2,635.8	(12)%
Individual fixed annuities	83.7	77.4	8%
Income products	106.3	105.7	1%
Advisory services program	48.1	73.4	(34)%

Total sales	$2,558.3	$2,892.3	(12)%

Average account values:
General account	$10,310.2	$12,417.6	(17)%
Separate account	39,916.8	40,481.5	(1)%
Advisory services program	591.5	619.2	(4)%

Total average account values	$50,818.5	$53,518.3	(5)%

Account values as of period end:
Individual variable annuities	$42,075.0	$46,131.5	(9)%
Individual fixed annuities	4,273.1	5,721.2	(25)%
Income products	2,124.1	2,064.4	3%
Advisory services program	522.8	643.7	(19)%

Total account values	$48,995.0	$54,560.8	(10)%

Pre-tax operating earnings to average account values	0.43%	0.62%

Pre-tax operating earnings declined due to higher amortization of DAC and lower interest spread income, partially offset by lower other operating expenses and benefits and claims.

Higher amortization of DAC primarily was due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC by $208.9 million in the first six months of 2007. In addition, the aforementioned DAC unlocking in the second quarter of 2008 increased amortization of DAC by $8.8 million in the current year period. However, the Company modified the features of its L.inc product within this segment during the second quarter of 2007. This modification required the Company to extinguish existing DAC and other balances related to L.inc, resulting in a $124.0 million increase in amortization of DAC and increased annuity benefits of $11.0 million in the first six months of 2007 as explained below. Additionally, the impact of 2007 unlocking, which decreased the rate of DAC amortization, and lower gross profits in the current year period lowered amortization of DAC by $25.9 million and $11.6 million, respectively, to further offset the increases noted above.

Interest spread income declined primarily due to lower general account assets caused by fixed annuity net outflows (a 17% decline in average account values), which reduced interest spread income by approximately $18.1 million. In addition, interest spread margins declined to 172 basis points compared to 198 basis points in the same period a year ago, reducing interest spread income by approximately $11.8 million. The current period margins included a $9.2 million decrease in income from mortgage loan prepayments and bond call premiums compared to the same period a year ago, which contributed 14 basis points to the margin decline discussed above.

Other operating expenses declined primarily due to decreases in employee incentives ($2.6 million), technology costs ($2.1 million), and state and local taxes ($1.9 million).

Lower benefits and claims primarily were driven by the related impact of unlocking of DAC and other related balances in the first six months of 2007, which increased annuity benefits by $12.5 million in the prior year period. Additionally, the aforementioned modification of L.inc features in 2007 increased annuity benefits in the prior year period by $11.0 million. Higher guaranteed benefit expenses primarily related to growth in business offering living benefits partially offset the decreases discussed above.

The decrease in sales primarily was attributable to lower individual variable annuity sales due to volatile market conditions and the recent economic slowdown.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of June 30, 2008:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$948.7	3.77%	$—	N/A	948.7	3.77%
Minimum interest rate of 3.00% to 3.49%	1,151.2	4.06%	2,826.2	3.13%	—	N/A	3,977.4	3.40%
Minimum interest rate lower than 3.00%	800.0	3.43%	482.0	3.63%	36.7	3.97%	1,318.7	3.52%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,662.2	2.45%	1,662.2	2.45%

Total deferred individual fixed annuities	$1,951.2	3.80%	$4,256.9	3.33%	$1,698.9	2.48%	$7,907.0	3.26%

Retirement Plans

Second Quarter – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended June 30,
(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$29.5	$33.1	(11)%
Administrative fees	3.4	2.6	31%
Surrender fees	0.5	1.1	(55)%

Total policy charges	33.4	36.8	(9)%
Net investment income	160.3	161.9	(1)%
Other income	87.3	84.6	3%

Total revenues	281.0	283.3	(1)%

Benefits and expenses:
Interest credited to policyholder accounts	106.5	111.0	(4)%
Amortization of DAC	12.0	(0.9)	NM
Amortization of VOBA	0.3	0.6	(50)%
Other operating expenses	106.6	107.7	(1)%

Total benefits and expenses	225.4	218.4	3%

Pre-tax operating earnings	$55.6	$64.9	(14)%

Other Data
Interest spread margin:
Net investment income	5.77%	5.77%
Interest credited	3.83%	3.95%

Interest spread on average general account values	1.94%	1.82%

Sales:
Private sector	$1,475.8	$1,495.9	(1)%
Public sector	1,106.7	1,072.0	3%

Total sales	$2,582.5	$2,567.9	1%

Average account values:
General account	$11,122.8	$11,216.3	(1)%
Separate account	14,881.8	18,256.8	(18)%
Non-insurance assets	20,985.4	20,581.9	2%
Administration-only	29,746.7	29,485.9	1%

Total average account values	$76,736.7	$79,540.9	(4)%

Pre-tax operating earnings to average account values	0.29%	0.33%

The decrease in pre-tax operating earnings was driven by higher amortization of DAC and lower asset fees, partially offset by higher interest spread income.

Higher amortization of DAC primarily was due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC in the prior year quarter by $10.5 million. In addition, the aforementioned DAC unlocking in the second quarter of 2008 increased amortization of DAC by $2.3 million in the current year quarter.

Asset fees decreased due to lower average separate account values driven by declining investment performance as a result of volatile market conditions.

Interest spread income increased primarily due to reduced crediting rates on private sector indexed fixed products, which was reflected in a widening of interest spread margins to 194 basis points compared to 182 basis points in the same quarter a year ago.

Public sector sales drove the increase in overall sales due to significant increases in two large administration-only agreements during the first quarter of 2008 and increased participation by both new and existing employers.

Year-to-Date – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Six months ended June 30,
(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$58.7	$66.8	(12)%
Administrative fees	6.7	5.2	29%
Surrender fees	1.0	2.1	(52)%

Total policy charges	66.4	74.1	(10)%
Net investment income	322.0	327.4	(2)%
Other income	171.7	162.9	5%

Total revenues	560.1	564.4	(1)%

Benefits and expenses:
Interest credited to policyholder accounts	214.1	222.1	(4)%
Amortization of DAC	22.1	8.9	148%
Amortization of VOBA	0.8	1.0	(20)%
Other operating expenses	213.6	215.3	(1)%

Total benefits and expenses	450.6	447.3	1%

Pre-tax operating earnings	$109.5	$117.1	(6)%

Other Data
Interest spread margin:
Net investment income	5.82%	5.85%
Interest credited	3.87%	3.97%

Interest spread on average general account values	1.95%	1.88%

Sales:
Private sector	$3,184.5	$3,358.7	(5)%
Public sector	2,259.7	2,146.3	5%

Total sales	$5,444.2	$5,505.0	(1)%

Average account values:
General account	$11,072.9	$11,198.6	(1)%
Separate account	15,452.9	18,380.3	(16)%
Non-insurance assets	21,261.8	19,999.3	6%
Administration-only	30,219.1	28,981.4	4%

Total average account values	$78,006.7	$78,559.6	(1)%

Account values as of period end:
Private sector	$30,668.7	$33,929.2	(10)%
Public sector	46,258.7	47,257.8	(2)%

Total account values	$76,927.4	$81,187.0	(5)%

Pre-tax operating earnings to average account values	0.28%	0.30%

The decrease in pre-tax operating earnings was driven by higher amortization of DAC and lower asset fees, partially offset by higher other income.

Higher amortization of DAC primarily was due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC in the first six months of 2007 by $10.5 million. In addition, the aforementioned DAC unlocking in the second quarter of 2008 increased amortization of DAC by $2.3 million in the current year period.

Asset fees decreased due to lower average separate account values driven by declining investment performance as a result of volatile market conditions.

Other income includes administrative fees from non-insurance retirement and deferred compensation plans and asset-based fees from the NTC small-plan 401(k) platform. The increase primarily was driven by higher mutual fund revenue of $7.7 million resulting from higher average non-insurance assets driven by higher net flows to NTC 401(k) products and large administration-only cases.

Private sector sales drove down overall sales due to fewer plan transfers related to volatile market conditions and the recent economic slowdown. The increase in public sector sales was driven by significant increases in two large administration-only agreements during the first quarter of 2008 and increased participation by both new and existing employers.

Individual Protection

Second Quarter – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended June 30,
(in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$12.9	$13.1	(2)%
Cost of insurance charges	111.2	103.7	7%
Administrative fees	27.7	19.2	44%
Surrender fees	6.0	4.7	28%

Total policy charges	157.8	140.7	12%
Premiums	75.2	74.7	1%
Net investment income	120.8	115.7	4%
Other income	0.9	0.7	29%

Total revenues	354.7	331.8	7%

Benefits and expenses:
Interest credited to policyholder account values	48.3	47.6	1%
Benefits	121.4	111.4	9%
Policyholder dividends	24.4	20.0	22%
Amortization of DAC	41.2	9.0	358%
Amortization of VOBA	(0.4)	13.5	NM
Other operating expenses	41.4	48.7	(15)%

Total benefits and expenses	276.3	250.2	10%

Pre-tax operating earnings	$78.4	$81.6	(4)%

Other Data
Sales:
Corporate-owned life insurance	$148.8	$153.6	(3)%
Traditional/universal life insurance	153.9	135.8	13%
Variable life insurance	146.5	157.1	(7)%

Total sales	$449.2	$446.5	1%

The decrease in pre-tax operating earnings was driven by higher amortization of DAC and benefits, partially offset by higher policy charges and lower amortization of VOBA and other operating expenses.

Amortization of DAC increased due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC by $18.1 million in the second quarter of 2007. In addition, the aforementioned DAC unlocking in the second quarter of 2008 increased amortization of DAC by $2.8 million in the current year quarter. The remainder of the increase was due to higher gross profits in the current quarter.

Higher benefits primarily were due to adverse mortality in the current quarter in the variable life and universal life insurance businesses. The average net claim size and the number of claims in these products increased 23% and 12%, respectively, over the prior year.

Policy charges increased due to higher administrative fees and cost of insurance charges. Administrative fees were impacted by the aforementioned unlocking in the second quarter of 2008 and increased universal life sales upon which part of these fees are derived. Cost of insurance charges rose due to increased business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges as the Company’s related mortality risk also rises.

Lower amortization of VOBA primarily was due to the unlocking during the second quarter of 2008 of the long-term lapse rate assumption and higher estimated gross profits in the investment life insurance business. These factors lowered amortization of VOBA by $7.5 million in the second quarter of 2008. In addition, unlocking of assumptions in the second quarter of 2007, as described previously, increased VOBA amortization by $5.1 million.

Other operating expenses declined primarily due to lower premium taxes ($2.6 million) and agency marketing costs ($1.6 million).

The increase in sales primarily was due to a 50% increase in universal life sales primarily driven by the ULtimate product, partially offset by lower renewal variable life sales.

Year-to-Date – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Six months ended June 30,
(in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$25.7	$25.8	—
Cost of insurance charges	220.7	207.7	6%
Administrative fees	50.0	39.3	27%
Surrender fees	12.8	9.8	31%

Total policy charges	309.2	282.6	9%
Premiums	150.2	151.6	(1)%
Net investment income	238.3	235.4	1%
Other income	1.6	1.5	7%

Total revenues	699.3	671.1	4%

Benefits and expenses:
Interest credited to policyholder accounts	95.9	94.9	1%
Benefits	250.4	218.4	15%
Policyholder dividends	48.3	41.3	17%
Amortization of DAC	67.3	35.4	90%
Amortization of VOBA	6.6	22.1	(70)%
Other operating expenses	87.5	93.7	(7)%

Total benefits and expenses	556.0	505.8	10%

Pre-tax operating earnings	$143.3	$165.3	(13)%

Other Data
Sales:
Corporate-owned life insurance	$354.3	$356.8	(1)%
Traditional/universal life insurance	306.3	258.6	18%
Variable life insurance	291.3	318.0	(8)%

Total sales	$951.9	$933.4	2%

Policy reserves as of period end:
Individual investment life insurance	$5,748.4	$6,251.2	(8)%
Corporate investment life insurance	8,539.6	9,059.0	(6)%
Traditional life insurance	4,166.0	4,150.0	—
Universal life insurance	1,327.7	1,191.4	11%

Total policy reserves	$19,781.7	$20,651.6	(4)%

Insurance in force as of period end:
Individual investment life insurance	$57,030.2	$57,489.0	(1)%
Corporate investment life insurance	25,421.6	25,258.8	1%
Traditional life insurance	47,294.6	41,631.0	14%
Universal life insurance	10,983.6	10,270.3	7%

Total insurance in force	$140,730.0	$134,649.1	5%

The decrease in pre-tax operating earnings was driven by higher benefits and amortization of DAC, partially offset by higher policy charges and lower amortization of VOBA and other operating expenses.

Higher benefits primarily were due to adverse mortality in the current year in the variable life and universal life insurance businesses. The average net claim size and the number of claims in these products increased 29% and 22%, respectively, over the prior year.

Amortization of DAC increased primarily due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC by $18.1 million in the first six months of 2007. In addition, the aforementioned DAC unlocking in the second quarter of 2008 increased amortization of DAC by $2.8 million in the current year period. The remainder of the increase was due to higher gross profits in the first six months of 2008.

Policy charges increased due to higher administrative fees and cost of insurance charges. Administrative fees were impacted by the aforementioned unlocking in the second quarter of 2008 and increased universal life sales upon which part of these fees are derived. Cost of insurance charges rose due to increased business in force combined with the aging of the individual life business block.

Lower amortization of VOBA primarily was due to the unlocking during the second quarter of 2008, which lowered amortization of VOBA by $7.5 million in the first six months of 2008. In addition, unlocking of assumptions in the first six months of 2007, as described previously, increased VOBA amortization by $5.1 million.

Other operating expenses declined primarily due to lower agency marketing costs.

The increase in sales primarily was due to a 63% increase in universal life sales primarily driven by the ULtimate product, partially offset by lower renewal variable life sales.

Corporate and Other

Second Quarter – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended June 30,
(in millions)	2008	2007	Change
Statements of Income Data
Operating revenues:
Net investment income	$100.5	$133.2	(25)%
Other income	43.8	55.4	(21)%

Total operating revenues	144.3	188.6	(23)%

Benefits and operating expenses:
Interest credited to policyholder accounts	46.9	64.0	(27)%
Interest expense	25.9	27.5	(6)%
Debt extinguishment costs	—	10.2	NM
Other operating expenses	66.6	61.1	9%

Total benefits and operating expenses	139.4	162.8	(14)%

Pre-tax operating earnings	4.9	25.8	(81)%
Add: non-operating net realized investment losses[1]	(29.8)	(4.2)	NM
Add: adjustment to amortization related to net realized investment gains and losses	(34.3)	2.5	NM

(Loss) income from continuing operations before federal income tax expense	$(59.2)	$24.1	NM

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

Pre-tax operating earnings declined primarily due to lower interest spread income and other income and higher other operating expenses, partially offset by the aforementioned debt extinguishment costs recorded in the second quarter of 2007.

The decrease in interest spread income primarily was driven by lower income from alternative investments ($10.0 million) and lower income from mortgage loan prepayments and bond call premiums ($2.5 million).

Other income declined primarily due to a $9.7 million increase in valuation losses on the Company’s trading portfolio.

The increase in other operating expenses primarily was driven by a $3.6 million impairment charge related to a building classified as held for sale in the second quarter of 2008. The carrying value of the building was written down to the expected sales price less costs to sell.

On June 4, 2007, NFS redeemed all of its outstanding 8.00% senior notes due March 1, 2027 at a price of $317.4 million. This amount represented aggregate principal of $300.0 million, an $11.2 million premium due as a result of early redemption (3.728% of the principal amount) and $6.2 million of accrued interest through the redemption date. These senior notes were originally issued in March 1997 and, in accordance with their terms, became subject to optional redemption by NFS on or after March 1, 2007. As a result of this transaction, NFS incurred a $10.2 million charge ($6.6 million, net of taxes) during the quarter ended June 30, 2007. This charge includes the redemption premium described above and the accelerated amortization of both unamortized debt issuance costs and the unamortized discount on the original issuance, partially offset by a deferred gain on previous hedging transactions. These amounts (excluding the redemption premium) otherwise would have been recognized through 2027.

Higher non-operating net realized investment losses were driven by an $89.2 million increase in impairment charges in 2008 due to challenging conditions in the credit markets. These losses partially were offset by a $57.1 million increase in gains recorded on living benefit embedded derivatives, net of economic hedging activity, primarily due to differences between changes in the market value of liabilities and hedge assets in a volatile market.

The following table summarizes net realized investment losses from continuing operations by source for the periods indicated:

	Three months ended June 30,
(in millions)	2008	2007
Total realized gains on sales, net of hedging losses	$14.4	$19.5
Total realized losses on sales, net of hedging gains	(11.2)	(17.2)
Total other-than-temporary and other investment impairments	(95.5)	(6.3)
Credit default swaps	(2.0)	(1.5)
Derivatives and embedded derivatives associated with living benefit contracts	57.1	—
Other derivatives	8.9	2.6
Trading portfolio valuation (losses) gains	(9.6)	0.1

Total realized losses before adjustments	(37.9)	(2.8)
Amounts credited to policyholder dividend obligation	3.7	(0.1)
Other	0.3	0.3

Net realized investment losses	$(33.9)	$(2.6)

The following table summarizes other-than-temporary and other investment impairments by asset type for the periods indicated:

	Three months ended June 30,
(in millions)	2008	2007
Fixed maturity securities:
Corporate securities
Public	$20.7	$4.8
Private	4.0	—
Mortgage-backed securities	23.8	—
Asset-backed securities	46.7	0.2

Total fixed maturity securities	95.2	5.0
Other	0.3	1.3

Total other-than-temporary and other investment impairments	$95.5	$6.3

Year-to-Date – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Six months ended June 30,
(in millions)	2008	2007	Change
Statements of Income Data
Operating revenues:
Net investment income	$203.8	$263.8	(23)%
Other income	76.4	106.7	(28)%

Total operating revenues	280.2	370.5	(24)%

Benefits and operating expenses:
Interest credited to policyholder accounts	108.3	129.5	(16)%
Interest expense	53.6	52.0	3%
Debt extinguishment costs	—	10.2	NM
Other operating expenses	127.3	120.4	6%

Total benefits and operating expenses	289.2	312.1	(7)%

Pre-tax operating (loss) earnings	(9.0)	58.4	NM
Add: non-operating net realized investment losses[1]	(211.9)	(17.7)	NM
Add: adjustment to amortization related to net realized investment gains and losses	13.2	5.0	NM

(Loss) income from continuing operations before federal income tax expense	$(207.7)	$45.7	NM

Other Data
Customer funds managed and administered:
Funding agreements backing medium-term notes	$4,294.3	$3,939.9	9%
Nationwide Bank deposits	1,028.4	812.2	27%
NFG	1,791.7	3,109.5	(42)%

Total customer funds managed and administered	$7,114.4	$7,861.6	(10)%

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

The Company recorded a pre-tax operating loss in the first six months of 2008 compared to earnings in the prior year primarily due to lower interest spread income and other income and higher other operating expenses, partially offset by the aforementioned debt extinguishment costs recorded in the second quarter of 2007.

Interest spread income declined primarily due to lower income from alternative investments ($20.4 million), lower income from mortgage loan prepayments and bond call premiums ($5.5 million), and reduced earnings from the MTN program ($3.0 million).

Lower other income primarily was driven by a $9.5 million fair value adjustment to the Company’s mortgage loan commitments held for sale, a $8.9 million increase in losses on the Company’s trading portfolio and lower earnings from the broker/dealer operations of $5.2 million.

The increase in other operating expenses primarily was driven by a $3.6 million impairment charge related to a building classified as held for sale in the second quarter of 2008. The carrying value of the building was written down to the expected sales price less costs to sell.

Higher non-operating net realized investment losses were driven by a $164.3 million increase in impairment charges in 2008 due to challenging conditions in the credit markets. In addition, the Company recorded a $17.7 million increase in losses on living benefit embedded derivatives, net of economic hedging activity, primarily as a result of differences between changes in the market value of liabilities and hedge assets in a volatile market.

The following table summarizes net realized investment losses from continuing operations by source for the periods indicated:

	Six months ended June 30,
(in millions)	2008	2007
Total realized gains on sales, net of hedging losses	$13.0	$44.8
Total realized losses on sales, net of hedging gains	(37.0)	(40.0)
Total other-than-temporary and other investment impairments	(183.9)	(19.6)
Credit default swaps	(6.2)	(1.8)
Derivatives and embedded derivatives associated with living benefit contracts	(17.7)	—
Other derivatives	4.5	3.8
Trading portfolio valuation losses	(9.6)	(0.7)

Total realized losses before adjustments	(236.9)	(13.5)
Amounts credited to policyholder dividend obligation	3.5	(1.1)
Other	0.6	0.6

Net realized investment losses	$(232.8)	$(14.0)

The following table summarizes other-than-temporary and other investment impairments by asset type for the periods indicated:

	Six months ended June 30,
(in millions)	2008	2007
Fixed maturity securities:
Corporate securities
Public	$31.0	$5.0
Private	16.7	10.6
Mortgage-backed securities	23.8	—
Asset-backed securities	112.1	1.4

Total fixed maturity securities	183.6	17.0
Other	0.3	2.6

Total other-than-temporary and other investment impairments	$183.9	$19.6

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

The Company’s capital structure consists of long-term debt and shareholders’ equity. The following table summarizes the Company’s capital structure as of the dates indicated:

(in millions)	June 30, 2008	December 31, 2007
Long-term debt	$1,660.1	$1,565.1
Shareholders’ equity, excluding accumulated other comprehensive loss	5,437.8	5,406.1
Accumulated other comprehensive loss	(525.2)	(81.5)

Total shareholders’ equity	4,912.6	5,324.6

Total capital	$6,572.7	$6,889.7

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

Short-Term Debt

The Company has available as a source of funds a $1.00 billion revolving variable rate credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company’s debt not exceed 40% of tangible net worth, as defined, and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of June 30, 2008, the Company and NLIC were in compliance with all covenants. The Company had no amounts outstanding under this agreement as of June 30, 2008. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $149.8 million and $199.7 million of commercial paper outstanding as of June 30, 2008 and December 31, 2007, respectively.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. London Interbank Offered Rate (LIBOR). NLIC had $99.7 million and $85.6 million outstanding under this agreement as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, the Company had not provided any guarantees on such borrowings, either directly or indirectly.

The Company also has a wholly-owned subsidiary that has available two variable rate line of credit agreements with a single financial institution for short-term advances in amounts up to $50.0 million and $500.0 million, respectively. The lines of credit are collateralized by investments owned by the subsidiary and are included in the consolidated balance sheets. The available portion of the credit facilities is limited by the collateral value of loans or securities pledged. As of June 30, 2008, the total borrowing capacity was $425.5 million. The subsidiary had $153.0 million and $14.0 million outstanding on these lines of credit as of June 30, 2008 and December 31, 2007, respectively.

In addition, the Company has a majority-owned subsidiary that has available an annually renewable, 364-day, $10.0 million variable rate line of credit agreement with a single financial institution. The line of credit is guaranteed by NFS and is included in the condensed consolidated balance sheets. The subsidiary had $10.0 million outstanding on that line of credit as of June 30, 2008 and December 31, 2007.

The Company also has a wholly-owned subsidiary with a five-year letter of credit issuance agreement with a single financial institution to provide up to $50.0 million in letters of credit. The agreement was effective September 30, 2006 and is guaranteed by NFS. The subsidiary had issued $41.0 million and $40.6 million in letters of credit through this facility as of June 30, 2008 and December 31, 2007, respectively.

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

The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of June 30, 2008, the Company was in compliance with all such covenants.

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

In addition, the Company has a wholly-owned subsidiary with fixed rate borrowings from various financial institutions that totaled $160.0 million and $65.0 million as of June 30, 2008 and December 31, 2007, respectively. These borrowings have maturity dates ranging from two to ten years, and all are secured by investments pledged by the subsidiary.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments have not changed materially from those disclosed in the Company’s 2007 Annual Report on Form 10-K.

Off-Balance Sheet Transactions

Under the MTN program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements rank equal with all other insurance claims of the issuing company in the event of liquidation and should be treated as “annuities” under applicable Ohio insurance law. Therefore, the funding agreement obligations are classified as a component of future policy benefits and claims on the condensed consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the MTNs, the Company does not include the trust in its condensed consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s Investors Service, Inc. (Moody’s) and S&P assign the same ratings to the notes and the insurance financial strength of NLIC. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 5 – Investments and Part I – Financial Information, Item II – MD&A – Investments – Counterparty Risk Associated with Derivatives for information about off-balance sheet collateral related to the Company’s securities lending program.

Investments

General

The Company’s assets are divided between separate account and general account assets. As of June 30, 2008, $65.76 billion (59%) of the Company’s total assets were held in separate accounts ($72.86 billion, or 61%, as of December 31, 2007), and $45.01 billion (41%) were held in the Company’s general account ($46.35 billion, or 39%, as of December 31, 2007), including $37.55 billion of general account investments ($39.07 billion as of December 31, 2007).

Separate account assets consist primarily of deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. After deducting fees or expense charges, the investment performance in the Company’s separate account assets is passed through to the Company’s customers.

The following table summarizes the Company’s consolidated general account investments by asset category as of the dates indicated:

	June 30, 2008		December 31, 2007
(dollars in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities	$26,209.8	69.8	$27,189.2	69.6
Equity securities	114.7	0.3	124.2	0.3
Trading assets	55.4	0.1	37.7	0.1
Mortgage loans on real estate, net	7,940.6	21.1	8,316.1	21.3
Real estate, net	18.0	0.1	21.8	0.1
Policy loans	1,042.0	2.8	1,018.3	2.6
Other long-term investments	1,156.0	3.1	1,187.2	3.0
Short-term investments	1,008.5	2.7	1,173.6	3.0

Total	$37,545.0	100.0	$39,068.1	100.0

The following table lists the ten largest securities classified as fixed maturity investment holdings by estimated fair value for both investment grade and non-investment grade securities included in the general account as of June 30, 2008 (excluding U.S. Treasury securities, obligations of U.S. Government corporations, and agency bonds not backed by the full faith and credit of the U.S. Government):

(in millions)	Predominant rating[1]	Estimated fair value		Predominant rating[1]	Estimated fair value
Investment Grade[2]			Non-Investment Grade
Countrywide Alternative Loan Trust	AAA	$282.5	The Thomson Corporation	BB-	$33.0
CS First Boston Mortgage Securities Corp.	AAA	160.0	CPT Manager Ltd.	B	30.0
Bank of America Corporation	AA	141.7	Northern Foods PLC	BB+	29.1
Bear Stearns Commercial Mortgage Securities, Inc.	AA	131.8	Seminole Tribe of Florida	BB+	26.1
Master Asset Securitization Trust	AAA	131.6	Avis Finance Company PLC	BB	23.9
Lehman Mortgage Trust	AAA	119.9	Deluxe Corporation	BB-	23.1
Washington Mutual MSC Mortgage PT	AAA	115.2	Northern Rock PLC	B-	19.8
Morgan Stanley Capital I	AAA	109.7	Edison Funding Company	BB+	19.3
Citigroup, Inc.	AA	107.0	Potlatch Corporation	BB	18.5
Structured Asset Securities Corporation	AAA	94.7	Westvaco Corporation	BB+	18.2

[1]	Based on a weighted average of ratings by Moody’s and S&P.
[2]	Includes investments in various trusts sponsored by the entity.

Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$132.4	$16.9	$0.6	$148.7
Agencies not backed by the full faith and credit of the U.S. Government	425.2	55.8	0.5	480.5
Obligations of states and political subdivisions	277.8	0.2	6.3	271.7
Debt securities issued by foreign governments	50.2	2.4	0.9	51.7
Corporate securities
Public	9,321.4	140.2	329.3	9,132.3
Private	5,536.2	85.4	164.0	5,457.6
Mortgage-backed securities	7,283.5	32.8	389.7	6,926.6
Asset-backed securities	4,133.0	25.5	417.8	3,740.7

Total fixed maturity securities	27,159.7	359.2	1,309.1	26,209.8
Equity securities	119.8	3.7	8.8	114.7

Total securities available-for-sale	$27,279.5	$362.9	$1,317.9	$26,324.5

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$172.8	$17.4	$0.9	$189.3
Agencies not backed by the full faith and credit of the U.S. Government	418.1	61.5	—	479.6
Obligations of states and political subdivisions	273.3	1.7	2.8	272.2
Debt securities issued by foreign governments	56.2	2.5	0.3	58.4
Corporate securities
Public	9,233.2	175.2	178.8	9,229.6
Private	6,010.7	135.7	66.9	6,079.5
Mortgage-backed securities	7,142.5	40.3	108.2	7,074.6
Asset-backed securities	3,957.1	33.4	184.5	3,806.0

Total fixed maturity securities	27,263.9	467.7	542.4	27,189.2
Equity securities	117.5	8.3	1.6	124.2

Total securities available-for-sale	$27,381.4	$476.0	$544.0	$27,313.4

For securities available-for-sale as of the dates indicated, the following table summarizes the Company’s gross unrealized losses based on the amount of time each type of security has been in an unrealized loss position:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
June 30, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$11.7	$0.3	$1.5	$0.3	$13.2	$0.6
Agencies not backed by the full faith and credit of the U.S. Government	16.1	0.5	—	—	16.1	0.5
Obligations of states and political subdivisions	193.9	3.7	31.1	2.6	225.0	6.3
Debt securities issued by foreign governments	19.1	0.9	1.2	—	20.3	0.9
Corporate securities
Public	4,002.0	182.3	1,446.1	147.0	5,448.1	329.3
Private	2,407.7	92.1	1,115.4	71.9	3,523.1	164.0
Mortgage-backed securities	2,950.8	164.7	1,825.7	225.0	4,776.5	389.7
Asset-backed securities	1,750.1	192.2	1,397.7	225.6	3,147.8	417.8

Total fixed maturity securities	11,351.4	636.7	5,818.7	672.4	17,170.1	1,309.1
Equity securities	74.2	8.7	0.1	0.1	74.3	8.8

Total	$11,425.6	$645.4	$5,818.8	$672.5	$17,244.4	$1,317.9

% of total gross unrealized losses		49%		51%

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$23.7	$0.6	$4.2	$0.3	$27.9	$0.9
Agencies not backed by the full faith and credit of the U.S. Government	—	—	13.9	—	13.9	—
Obligations of states and political subdivisions	23.9	0.2	154.3	2.6	178.2	2.8
Debt securities issued by foreign governments	26.4	0.3	1.2	—	27.6	0.3
Corporate securities
Public	2,452.6	103.4	2,287.7	75.4	4,740.3	178.8
Private	740.4	18.8	2,076.6	48.1	2,817.0	66.9
Mortgage-backed securities	1,448.4	27.6	2,775.7	80.6	4,224.1	108.2
Asset-backed securities	1,515.3	132.3	1,211.6	52.2	2,726.9	184.5

Total fixed maturity securities	6,230.7	283.2	8,525.2	259.2	14,755.9	542.4
Equity securities	37.5	1.6	0.1	—	37.6	1.6

Total	$6,268.2	$284.8	$8,525.3	$259.2	$14,793.5	$544.0

% of total gross unrealized losses		52%		48%

The Company has fixed maturity securities that have been in an unrealized loss position for more than one year that are not other-than-temporarily impaired. The Company reviews each asset in an unrealized loss position and evaluates whether or not the loss is other-than-temporary. This evaluation considers several factors, including the extent of the unrealized loss, the rating of the affected security, the Company’s ability and intent to hold the security until recovery, and economic conditions that could impact the creditworthiness of the issuer. As of June 30, 2008, fixed maturity securities that have been in an unrealized loss position for more than one year totaled $672.4 million, or 51% of the Company’s total unrealized losses on fixed maturity securities. Of this total, $622.7 million, or 93%, were classified as investment grade securities, as defined by the NAIC. In the financial sector, the Company held fixed maturity securities with features of equity-type securities with estimated fair values of $815.2 million and $705.8 million, and gross unrealized losses of $65.0 million and $22.0 million, as of June 30, 2008 and December 31, 2007, respectively. The Company evaluates such securities for other-than-temporary impairment utilizing the criterion of an equity security.

The following table summarizes for the six months ended June 30, 2008 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

	Fair value at sale (proceeds)	YTD gain (loss) on sale	YTD write-downs	June 30, 2008
(in millions)				Holdings[1]	Net unrealized gain (loss)
A major newspaper publisher. An impairment was recognized in the first quarter of 2008 due to revenue and profitability erosion based on lower circulation and less advertising.	$26.4	$1.6	$(5.3)	$4.0	$0.3

Ownership interest in a mortgage-backed security. An impairment was recognized in the second quarter of 2008 due to deterioration in the underlying collateral and the volatile real estate market. [3]	13.6	(0.6)	(7.4)	102.3	(13.4)

Ownership interest in a mortgage-backed security. An impairment was recognized in the first quarter of 2008 due to spread widening caused by price declines. The Company is unlikely to hold this security until the price fully recovers.	0.8	(0.4)	(5.5)	161.0	(15.3)

A bank specializing in secured residential and commercial lending. An impairment was recognized in the second quarter of 2008 due to increased pressure on the financial sector. The Company does not expect this security to recover in the near future.	—	—	(14.7)	19.8	—

Ownership interest in a collateralized debt obligation. An impairment was recognized in the first quarter of 2008 as the security was sold at a loss at that time.	—	—	(12.1)	—	—

Ownership interest in a market value collateralized loan obligation. An impairment was recognized in the first quarter of 2008 following the breach of the termination/liquidation trigger and subsequent restructuring of the security.	—	—	(11.2)	—	—

Ownership interest in collateralized closed end second lien loans. Impairments were recognized in the first and second quarters of 2008 due to collateral deterioration and the uncertainty of the claims paying ability of the monoline surety. [2]	—	—	(10.6)	1.6	—

Ownership in a trust preferred pool primarily with bank collateral. An impairment was recognized in the second quarter of 2008 due to market volatility in the financial sector and the deferral of payments by bank collateral in the transaction.	—	—	(8.1)	10.2	—

(Table continued on next page)

(Table continued from previous page)

	Fair value at sale (proceeds)	YTD gain (loss) on sale	YTD write-downs	June 30, 2008
(in millions)				Holdings[1]	Net unrealized gain (loss)
An international company that specializes in the ownership, management and development of shopping centers. An impairment was recognized in the first quarter of 2008 due to bankruptcy concerns and the risk of liquidation.	—	—	(8.0)	32.0	(2.0)

Ownership interest in a mortgage-backed security collateralized by revolving home equity lines of credit. An impairment was recognized in the first quarter of 2008 due to collateral deterioration and the uncertainty of the claims paying ability of the monoline surety. [2]	—	—	(7.7)	55.1	(8.7)

Ownership interest in a synthetic collateralized debt obligation. An impairment was recognized in the second quarter of 2008 as the market yield indicates a deterioration in the expected yield.	—	—	(6.6)	3.4	—

Ownership in a mortgage-backed security. An impairment was recognized in the second quarter of 2008 due to collateral erosion and the volatile real estate market. [2]	—	—	(6.2)	28.4	(1.5)

Ownership in a trust fund primarily consisting of mortgage loans. An impairment was recognized in the second quarter of 2008 due to collateral erosion and the volatile real estate market. [2]	—	—	(5.9)	208.8	(18.8)

A builder of single-family homes. Impairments were recognized in the first and second quarters of 2008 due volatile real estate market conditions and the company’s negative cash flow position.	—	—	(5.5)	8.2	—

Ownership in an asset-backed security. An impairment was recognized in the second quarter of 2008 due to collateral erosion and the volatile real estate market. [3]	—	—	(5.3)	35.7	(2.0)

Ownership interest in a mortgage-backed security. An impairment was recognized in the first quarter of 2008 due to spread widening caused by price declines. The Company is unlikely to hold this security until the price fully recovers.	—	—	(4.8)	31.7	(2.2)

Ownership interest in an mortgage-backed security. An impairment was recognized in the second quarter of 2008 due to collateral erosion and the volatile real estate market. [3]	—	—	(4.8)	6.4	(0.3)

(Table continued on next page)

(Table continued from previous page)

	Fair value at sale (proceeds)	YTD gain (loss) on sale	YTD write-downs	June 30, 2008
(in millions)				Holdings[1]	Net unrealized gain (loss)
Ownership interest in a mortgage-backed security. An impairment was recorded in the second quarter of 2008 due to the continuing deterioration of collateral performance. [2]	—	—	(4.7)	76.3	(4.3)

Ownership interest in a mortgage-backed security. An impairment was recognized in the first quarter of 2008 due to the continuing deterioration of collateral performance. [2]	—	—	(4.6)	2.1	(0.7)

Ownership interest in a collateralized debt obligation with a large exposure to financial sector debtors. This exposure severely depressed the security price and, along with the thinning support in the CDO structure, reduces the likelihood of a full recovery. An impairment was recognized in the second quarter of 2008.	—	—	(4.5)	0.5	0.7

A pooled trust preferred security consisting mostly of structured bank collateral. Impairments were recognized in the first and second quarters of 2008 due to liquidity and market conditions.	—	—	(4.3)	17.7	(9.9)

Total	$40.8	$0.6	$(147.8)	$805.2	$(78.1)

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated.

[2]	Security with Sub-prime collateral.

[3]	Security with Alt-A collateral.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities.

The majority of the increases in the Company’s unrealized losses from December 31, 2007 to June 30, 2008 was attributable to corporate securities, MBSs and ABSs. These increased unrealized loss positions primarily were driven by the combined impact of volatility in investment quality ratings and credit spreads, illiquid markets, and interest rate movements. In particular, exposure to the financial sector, including through structured securities such as trust preferred, collateralized loan obligations (CLOs) and collateralized debt obligations (CDOs), have been significantly affected by negative circumstances in that sector. There is risk that further declines in estimated fair values of investments, or changes in anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in future periods, which could be significant.

As of June 30, 2008, $386.2 million (78%) of the Company’s unrealized losses on corporate securities relate to corporate securities classified as investment grade, as defined by the NAIC. Of those losses, $213.5 million (55%) relate to corporate securities that have been in an unrealized loss position for less than one year, with 68% of those investments having ratios of estimated fair value to amortized cost of at least 90%. Of the Company’s corporate securities in unrealized loss positions classified as non-investment grade, 57% have been in an unrealized loss position for less than one year.

As of June 30, 2008, $389.7 million (100%) of the Company’s unrealized losses on MBSs relate to MBSs classified as investment grade, as defined by the NAIC. Of those losses, $164.7 million (42%) relate to MBSs that have been in an unrealized loss position for less than one year, with 57% of those investments having ratios of estimated fair value to amortized cost of at least 80%. Of the Company’s investment grade MBSs in unrealized loss positions that have been so for more than one year, 86% have ratios of estimated fair value to amortized cost of at least 80%.

As of June 30, 2008, $395.0 million (95%) of the Company’s unrealized losses on ABSs relate to ABSs classified as investment grade, as defined by the NAIC. Of those losses, $172.7 million (44%) relate to ABSs that have been in an unrealized loss position for less than one year, with 56% of those investments having ratios of estimated fair value to amortized cost of at least 80%. Of the Company’s investment grade ABSs in unrealized loss positions that have been so for more than one year, 47% have ratios of estimated fair value to amortized cost of at least 80%.

For fixed maturity securities available-for-sale, the following tables summarize as of the dates indicated the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, in an unrealized loss position for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed as of June 30, 2008
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
99.9% - 95.0%	$155.4	$44.5	$199.9	$9.9	$6.4	$16.3	$165.3	$50.9	$216.2
94.9% - 90.0%	102.5	151.1	253.6	18.7	8.5	27.2	121.2	159.6	280.8
89.9% - 85.0%	75.0	122.2	197.2	15.2	10.4	25.6	90.2	132.6	222.8
84.9% - 80.0%	51.1	139.7	190.8	7.2	5.3	12.5	58.3	145.0	203.3
Below 80.0%	172.3	165.2	337.5	29.4	19.1	48.5	201.7	184.3	386.0

Total	$556.3	$622.7	$1,179.0	$80.4	$49.7	$130.1	$636.7	$672.4	$1,309.1

	Period of time for which unrealized loss has existed as of December 31, 2007
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
99.9% - 95.0%	$68.9	$116.2	$185.1	$15.5	$7.0	$22.5	$84.4	$123.2	$207.6
94.9% - 90.0%	50.3	84.0	134.3	11.4	4.1	15.5	61.7	88.1	149.8
89.9% - 85.0%	37.6	18.9	56.5	3.8	7.5	11.3	41.4	26.4	67.8
84.9% - 80.0%	12.8	5.8	18.6	3.0	1.4	4.4	15.8	7.2	23.0
Below 80.0%	59.2	6.9	66.1	20.7	7.4	28.1	79.9	14.3	94.2

Total	$228.8	$231.8	$460.6	$54.4	$27.4	$81.8	$283.2	$259.2	$542.4

As of June 30, 2008, 38% of the Company’s investments in an unrealized loss position had ratios of estimated fair value to amortized cost of at least 90%. In addition, 90% of the Company’s investments in an unrealized loss position were classified as investment grade, as defined by the NAIC. Of the Company’s investments in unrealized loss positions classified as non-investment grade, 62% have been in an unrealized loss position for less than one year.

The NAIC assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. For most securities, NAIC ratings are derived from ratings received from nationally recognized rating agencies. The NAIC also assigns ratings to securities that do not receive public ratings. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 94% were in the two highest NAIC Designations as of June 30, 2008 and December 31, 2007.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of the dates indicated and shows the equivalent ratings between the NAIC and nationally recognized rating agencies:

(in millions)		June 30, 2008		December 31, 2007
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$19,022.8	$18,235.4	$19,153.4	$19,056.5
2	Baa	6,385.2	6,322.0	6,445.9	6,512.7
3	Ba	1,175.8	1,118.3	1,194.0	1,166.7
4	B	385.0	359.8	348.2	341.6
5	Caa and lower	118.9	103.2	83.8	73.1
6	In or near default	72.0	71.1	38.6	38.6

	Total	$27,159.7	$26,209.8	$27,263.9	$27,189.2

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

Mortgage-Backed and Asset-Backed Securities

The Company’s general account MBS portfolio is comprised of residential MBS investments. As of June 30, 2008, MBS investments totaled $6.93 billion (26%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $7.07 billion (26%) as of December 31, 2007.

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

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk varies by the type of MBS held. The Company limits its exposure to prepayments/extensions by holding less volatile types of MBSs. As of June 30, 2008, $2.07 billion (30%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs) compared to $2.07 billion (29%) as of December 31, 2007. PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Most of the Company’s non-PAC MBSs possess varying degrees of cash flow structures and prepayment/extension risk. The MBS portfolio contained 11% of pure pass-throughs as of June 30, 2008 compared to 8% as of December 31, 2007.

The following table summarizes the distribution by investment type of the Company’s general account MBS portfolio as of the dates indicated:

	June 30, 2008			December 31, 2007
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value	Amortized cost	Estimated fair value	% of estimated fair value
Planned amortization class	$2,077.4	$2,067.1	29.8	$2,067.7	$2,067.7	29.2
Sequential	1,494.7	1,446.3	20.9	1,533.0	1,528.5	21.6
Non-accelerating securities – CMO	1,482.3	1,310.9	18.9	1,490.9	1,450.3	20.5
Multi-family mortgage pass-through certificates	743.1	744.0	10.7	544.6	548.7	7.8
Very accurately defined maturity	680.3	639.4	9.2	662.2	645.0	9.1
Floating rate	317.1	248.0	3.6	371.9	361.7	5.1
Accrual	71.7	72.8	1.1	76.6	77.4	1.1
Other	416.9	398.1	5.8	395.6	395.3	5.6

Total	$7,283.5	$6,926.6	100.0	$7,142.5	$7,074.6	100.0

The Company’s general account ABS portfolio includes home equity and credit card-backed investments, among others. As of June 30, 2008, ABS investments were $3.74 billion (14%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $3.81 billion (14%) as of December 31, 2007.

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

The following table summarizes the distribution by investment type of the Company’s general account ABS portfolio as of the dates indicated:

	June 30, 2008			December 31, 2007
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value	Amortized cost	Estimated fair value	% of estimated fair value
Commercial mortgage-backed securities	$1,571.1	$1,481.0	39.6	$1,241.9	$1,216.5	32.0
Home equity/improvement	865.1	774.7	20.7	926.1	858.5	22.6
Trust preferred - residual income	356.7	284.8	7.6	367.4	341.4	9.0
CBO/CLO/CDO	373.0	277.8	7.4	386.0	343.3	9.0
Credit card-backed	283.5	277.2	7.4	325.1	326.1	8.6
Non-accelerated securities	173.6	155.9	4.2	181.5	176.1	4.6
Enhanced equity/equity trust certificates	122.6	120.0	3.2	122.4	126.2	3.3
Franchise/business loan	106.0	96.4	2.6	109.3	110.7	2.9
Pass-through certificate	74.4	76.8	2.1	79.7	80.8	2.1
Student loans	40.0	39.5	1.1	51.0	50.5	1.3
Other	167.0	156.6	4.1	166.7	175.9	4.6

Total	$4,133.0	$3,740.7	100.0	$3,957.1	$3,806.0	100.0

When making investments in MBSs or ABSs, the Company evaluates the quality of the underlying collateral, the structure of the transaction (which dictates how losses in the underlying collateral will be distributed) and prepayment risks.

The Company has direct exposure to Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) through ownership of agency fixed maturity securities not backed by the full faith and credit of the U.S. Government and preferred stock. In addition, the Company has contingent exposure to MBSs and ABSs securitized by Fannie Mae and Freddie Mac. Repayment on these securities is contingent on underlying collateral, and the timely payment of principal and interest is guaranteed by Fannie Mae and Freddie Mac.

The following table summarizes the Company’s total exposure to Fannie Mae and Freddie Mac as of the dates indicated:

	As of June 30, 2008
	Fannie Mae			Freddie Mac
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
Fixed maturity securities:
Agencies not backed by the full faith and credit of the U.S. Government	$97.7	$107.3	6.5	$30.0	$30.7	1.4
Mortgage-backed securities	1,493.9	1,495.6	90.6	2,046.2	2,052.7	94.5
Asset-backed securities	17.2	16.3	1.0	69.8	68.6	3.2

Total fixed maturity securities	1,608.8	1,619.2	98.1	2,146.0	2,152.0	99.1
Equity securities	34.6	31.2	1.9	20.6	19.4	0.9

Total	$1,643.4	$1,650.4	100.0	$2,166.6	$2,171.4	100.0

	As of December 31, 2007
	Fannie Mae			Freddie Mac
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
Fixed maturity securities:
Agencies not backed by the full faith and credit of the U.S. Government	$100.0	$112.2	7.6	$64.0	$65.5	3.0
Mortgage-backed securities	1,297.8	1,302.5	88.8	2,033.2	2,037.6	92.9
Asset-backed securities	17.9	17.9	1.2	69.9	69.7	3.1

Total fixed maturity securities	1,415.7	1,432.6	97.6	2,167.1	2,172.8	99.0
Equity securities	34.0	35.0	2.4	20.2	20.9	1.0

Total	$1,449.7	$1,467.6	100.0	$2,187.3	$2,193.7	100.0

Recent conditions in the securities markets, including changes in investment quality ratings, liquidity, credit spreads and interest rates, have resulted in declines in the values of investment securities, including commercial MBSs and ABSs. When evaluating whether these securities are other-than-temporarily impaired, the Company considers characteristics of the underlying collateral, such as delinquency and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, expected future cash flows, and the Company’s ability and intent to hold the security to recovery. These and other factors also affect the estimated fair value of these securities.

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

The Company’s investments in securities that contain Alt-A and Sub-prime collateral are predominantly highly rated. As of June 30, 2008, 99% and 83% of securities containing Alt-A and Sub-prime collateral, respectively, were rated AA or better. In addition, 58% and 70% of Alt-A and Sub-prime collateral, respectively, was originated in 2005 or earlier.

The following tables summarize the distribution by collateral classification, rating and origination year, respectively, of the Company’s general account MBSs and ABSs as of June 30, 2008:

(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total
Government agency	$3,722.1	$3,727.8	35.0
Prime	1,475.7	1,369.8	12.8
Alt-A	2,320.0	2,042.3	19.1
Sub-prime	797.3	713.1	6.7
Non-residential mortgage collateral	3,101.4	2,814.3	26.4

Total	$11,416.5	$10,667.3	100.0

	Alt-A			Sub-prime
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
AAA	$2,275.3	$2,006.8	98.3	$472.3	$438.3	61.5
AA	22.9	18.4	0.9	184.8	156.5	21.9
A	13.4	8.8	0.4	84.7	71.9	10.1
BBB	—	—	—	18.9	16.0	2.2
BB and below	8.4	8.3	0.4	36.6	30.4	4.3

Total	$2,320.0	$2,042.3	100.0	$797.3	$713.1	100.0

	Alt-A			Sub-prime
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
Pre-2005	$585.6	$530.8	26.0	$464.5	$412.5	57.8
2005	749.4	650.2	31.8	91.5	87.8	12.3
2006	541.8	471.6	23.1	204.0	185.3	26.0
2007	443.2	389.7	19.1	37.3	27.5	3.9

Total	$2,320.0	$2,042.3	100.0	$797.3	$713.1	100.0

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

Mortgage Loans

As of June 30, 2008, general account mortgage loans were $7.94 billion (21%) of the carrying value of consolidated general account investments compared to $8.32 billion (21%) as of December 31, 2007. Substantially all of these loans were commercial mortgage loans. Commitments to fund mortgage loans of $112.4 million were outstanding as of June 30, 2008 compared to $85.1 million as of December 31, 2007.

The table below summarizes the carrying values of mortgage loans by regional exposure and type of collateral as of June 30, 2008:

(in millions)	Office	Warehouse	Retail	Apartment & Other	Total
New England	$137.1	$26.7	$76.5	$100.8	$341.1
Middle Atlantic	158.7	265.7	373.5	118.1	916.0
East North Central	107.1	223.1	539.7	479.4	1,349.3
West North Central	32.6	68.6	65.7	139.2	306.1
South Atlantic	137.8	479.6	740.3	480.2	1,837.9
East South Central	22.6	44.1	119.9	127.5	314.1
West South Central	15.7	169.0	186.2	233.9	604.8
Mountain	112.3	135.5	140.5	350.1	738.4
Pacific	338.7	426.3	423.8	355.8	1,544.6

Total principal	$1,062.6	$1,838.6	$2,666.1	$2,385.0	7,952.3

Valuation allowance					(25.9)
Unamortized premium					11.3
Fair value adjustment on mortgage loans held for sale					(8.4)
Cumulative change in fair value of hedged mortgage loans and commitments					11.3

Total mortgage loans on real estate, net					$7,940.6

As of June 30, 2008 and December 31, 2007, the Company’s largest exposure to any single borrower, region and property type was 2%, 23% and 34%, respectively, of the Company’s general account mortgage loan portfolio.

As of June 30, 2008 and December 31, 2007, the Company’s mortgage loans classified as delinquent, foreclosed and restructured were immaterial as a percentage of the total mortgage loan portfolio.

Securities Lending

The Company, through an agent, lends certain portfolio holdings and in turn receives cash collateral with the objective of increasing the yield on its investments. The cash collateral is invested in high-quality short-term and other long-term investments. The Company’s policy requires the maintenance of collateral of a minimum of 102% of the fair value of the securities loaned. Net returns on the investments, after payment of a rebate to the borrower, are shared between the Company and its agent. Both the borrower and the Company can request or return the loaned securities at any time. The Company maintains ownership of the loaned securities at all times and is entitled to receive from the borrower any payments for interest or dividends received on such securities during the loan term. The Company recognizes loaned securities as part of its investments available-for-sale. The Company also recognizes the short-term and other long-term investments acquired with the cash collateral and its obligation to return such collateral to the borrower in short-term and other long-term investments and other liabilities, respectively.

As of June 30, 2008 and December 31, 2007, the Company had received $397.0 million and $604.6 million, respectively, of cash collateral on securities lending. The Company had not received any non-cash collateral on securities lending as of June 30, 2008 and December 31, 2007. As of June 30, 2008 and December 31, 2007, the Company had loaned securities with a fair value of $388.0 million and $593.0 million, respectively.

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

As of June 30, 2008 and December 31, 2007, the Company had received $200.0 million and $245.4 million, respectively, of cash for derivative collateral. The Company also held $24.2 million and $18.5 million of securities as off-balance sheet collateral on derivative transactions as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007, the Company had pledged fixed maturity securities with a fair value of $52.9 million and $18.8 million, respectively, as collateral to various derivative counterparties.

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

See Part I – Financial Information, Item 2 – MD&A – Overview for a description of the proposed acquisition of the Company by NMIC, NMFIC and Nationwide Corp. A definitive agreement to consummate the acquisition through a merger was executed on August 6, 2008. Consummation of the proposed merger is subject to satisfaction of various customary closing conditions, including obtaining shareholder and regulatory approvals. The Company cannot predict whether such approvals will be obtained on satisfactory terms or the timing of such approvals. If the merger is not completed, the market price of Class A shares of common stock of NFS may decline to the extent that the current market price of the shares reflects an assumption as to the completion of the merger.

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

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of NFS’ equity securities by NFS or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, during the Company’s second quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate value of shares that may yet be purchased under the programs (in millions)
April 2008	—	N/A	—	$438.0
May 2008	—	N/A	—	438.0
June 2008	—	N/A	—	438.0

Total	—	N/A	—

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 7, 2008. At that meeting, shareholders voted on the following proposals:

1.	Election of directors to serve as Class II Directors until the year 2011 Annual Meeting of Shareholders as follows:	For	Withheld

	Joseph A. Alutto	946,194,345	425,301
	Arden L. Shisler	945,337,399	1,282,247
	Alex Shumate	946,196,539	423,107
	Thomas F. Zenty III	946,196,154	432,492

The terms of office of the following Directors continued

after the meeting: James G. Brocksmith, Jr., Keith

W. Eckel, W. G. Jurgensen, Lydia M. Marshall, David

O. Miller, Martha Miller de Lombera, James F. Patterson, and

Gerald D. Prothro.

		For	Against	Broker Non-Votes

2.	Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the year ending December 31, 2008 as set out in the Proxy Statement dated March 27, 2008.	944,964,181	1,629,469	N/A

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

10.1

Agreement and Plan of Merger by and among Nationwide Corporation, Nationwide Mutual Insurance Company, NWM Merger Sub, Inc. and Nationwide Financial Services, Inc. (previously filed as Exhibit 2.1 to Form 8-K, Commission File Number 1-12785, filed August 7, 2008 and incorporated herein by reference)

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

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

Date: August 7, 2008	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President — Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)