Form 10-Q
period 2008-09-30
NATIONWIDE FINANCIAL SERVICES INC/
filed 2008-11-06
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Yes  ☐    No  ☒

As of October 31, 2008, the registrant had 46,201,715 shares outstanding of its Class A common stock (par value $0.01 per share) and 91,778,717 shares outstanding of its Class B common stock (par value $0.01 per share).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of (Loss) Income

(Unaudited)

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Policy charges	$336.8	$345.5	$1,036.3	$1,024.5
Premiums	89.8	101.7	304.1	317.0
Net investment income	480.8	547.3	1,511.8	1,714.9
Net realized investment losses	(555.1)	(20.4)	(787.9)	(34.4)
Other income	132.3	157.7	417.1	438.2

Total revenues	484.6	1,131.8	2,481.4	3,460.2

Benefits and expenses:
Interest credited to policyholder accounts	300.5	333.3	907.2	1,012.4
Benefits and claims	183.7	161.4	545.9	501.1
Policyholder dividends	23.7	23.1	72.0	64.4
Amortization of deferred policy acquisition costs	224.8	112.1	460.7	263.6
Amortization of value of business acquired and other intangible assets	9.6	12.7	22.9	40.0
Interest expense	26.1	28.9	79.7	80.9
Debt extinguishment costs	—	—	—	10.2
Other operating expenses	245.1	269.4	766.6	802.0

Total benefits and expenses	1,013.5	940.9	2,855.0	2,774.6

(Loss) income from continuing operations before federal income tax (benefit) expense	(528.9)	190.9	(373.6)	685.6
Federal income tax (benefit) expense	(191.7)	44.7	(166.1)	171.4

(Loss) income from continuing operations	(337.2)	146.2	(207.5)	514.2
Discontinued operations, net of taxes	(9.2)	0.8	(9.0)	44.4
Cumulative effect of adoption of accounting principle, net of taxes	—	—	—	(6.0)

Net (loss) income	$(346.4)	$147.0	$(216.5)	$552.6

(Loss) earnings from continuing operations per common share:
Basic	$(2.45)	$1.03	$(1.50)	$3.58
Diluted	$(2.45)	$1.02	$(1.50)	$3.55
(Loss) earnings per common share:
Basic	$(2.51)	$1.04	$(1.57)	$3.85
Diluted	$(2.51)	$1.03	$(1.57)	$3.82
Weighted average common shares outstanding:
Basic	137.9	141.8	137.9	143.6
Diluted	137.9	142.7	137.9	144.7
Cash dividends declared per common share	$0.29	$0.26	$0.87	$0.78

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (cost $26,551.4 and $27,263.9)	$24,849.6	$27,189.2
Equity securities (cost $72.0 and $117.5)	69.3	124.2
Mortgage loans on real estate, net	7,913.9	8,316.1
Short-term investments, including amounts managed by a related party	1,188.6	1,173.6
Other investments	2,359.3	2,265.0

Total investments	36,380.7	39,068.1

Cash	145.0	73.6
Accrued investment income	388.7	368.4
Deferred policy acquisition costs	4,428.3	4,095.6
Value of business acquired	338.2	354.8
Goodwill	292.4	301.2
Other assets	2,205.1	2,090.4
Separate account assets	57,908.5	72,855.0

Total assets	$102,086.9	$119,207.1

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$34,252.3	$35,441.5
Short-term debt	336.6	309.3
Long-term debt	1,720.3	1,565.1
Other liabilities	3,657.6	3,711.6
Separate account liabilities	57,908.5	72,855.0

Total liabilities	97,875.3	113,882.5

Shareholders’ equity:
Preferred stock ($0.01 par value; authorized - 50.0 shares; issued and outstanding - none)	—	—
Class A common stock ($0.01 par value; authorized - 750.0 shares; issued - 72.0 and 71.7 shares; outstanding - 46.2 and 46.7 shares)	0.7	0.7
Class B common stock ($0.01 par value; authorized - 750.0 shares; issued and outstanding - 91.8 shares)	1.0	1.0
Additional paid-in capital	1,801.6	1,782.4
Retained earnings	4,516.5	4,853.0
Accumulated other comprehensive loss	(844.4)	(81.5)
Treasury stock, at cost (25.8 and 25.0 shares)	(1,262.5)	(1,229.6)
Other, net	(1.3)	(1.4)

Total shareholders’ equity	4,211.6	5,324.6

Total liabilities and shareholders’ equity	$102,086.9	$119,207.1

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Other, net	Total shareholders’ equity
Balance as of December 31, 2006	$0.7	$1.0	$1,688.5	$4,618.5	$31.9	$(716.3)	$(1.6)	$5,622.7

Cash dividends declared	—	—	—	(153.6)	—	—	—	(153.6)
Common shares repurchased under announced program	—	—	(1.6)	—	—	(482.4)	—	(484.0)
Stock options exercised	—	—	73.1	—	—	—	—	73.1
Nationwide Funds Group acquisition, net (see Note 2)	—	—	12.1	(198.5)	—	—	—	(186.4)
Other, net	—	—	8.8	—	—	—	0.2	9.0
Comprehensive income:
Net income	—	—	—	552.6	—	—	—	552.6
Other comprehensive loss, net of taxes	—	—	—	—	(93.0)	—	—	(93.0)

Total comprehensive income								459.6

Balance as of September 30, 2007	$0.7	$1.0	$1,780.9	$4,819.0	$(61.1)	$(1,198.7)	$(1.4)	$5,340.4

Balance as of December 31, 2007	$0.7	$1.0	$1,782.4	$4,853.0	$(81.5)	$(1,229.6)	$(1.4)	$5,324.6

Cash dividends declared	—	—	—	(120.0)	—	—	—	(120.0)
Common shares repurchased under announced program	—	—	—	—	—	(32.9)	—	(32.9)

Stock options exercised	—	—	10.8	—	—	—	—	10.8
Other, net	—	—	8.4	—	—	—	0.1	8.5
Comprehensive loss:
Net loss	—	—	—	(216.5)	—	—	—	(216.5)
Other comprehensive loss, net of taxes	—	—	—	—	(762.9)	—	—	(762.9)

Total comprehensive loss								(979.4)

Balance as of September 30, 2008	$0.7	$1.0	$1,801.6	$4,516.5	$(844.4)	$(1,262.5)	$(1.3)	$4,211.6

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(216.5)	$552.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of subsidiary	—	(45.5)
Net realized investment losses	787.9	34.4
Interest credited to policyholder accounts	907.2	1,012.4
Capitalization of deferred policy acquisition costs	(441.2)	(458.0)
Amortization of deferred policy acquisition costs	460.7	263.6
Amortization and depreciation, excluding debt extinguishment costs	39.9	72.0
Debt extinguishment costs (non-cash)	—	10.2
Increase in other assets	(279.3)	(230.1)
(Decrease) increase in policy and other liabilities	(847.9)	359.6
Other, net	(23.7)	12.9

Net cash provided by operating activities	387.1	1,584.1

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	3,367.0	3,522.2
Proceeds from sale of securities available-for-sale	3,735.9	4,052.8
Proceeds from repayments or sales of mortgage loans on real estate	746.1	2,023.2
Cost of securities available-for-sale acquired	(6,676.0)	(7,082.5)
Cost of mortgage loans on real estate originated or acquired	(388.3)	(1,630.5)
Net (increase) decrease in short-term investments	(22.0)	820.4
Collateral paid, net	(221.6)	(97.7)
Subsidiary sale	—	115.4
Subsidiary mergers and acquisitions	—	(319.2)
Other, net	(110.6)	109.5

Net cash provided by investing activities	430.5	1,513.6

Cash flows from financing activities:
Net increase in short-term debt	27.3	368.9
Net proceeds from issuance of long-term debt	155.2	410.4
Principal payments on long-term debt	—	(300.0)
Cash dividends paid	(116.1)	(150.8)
Investment and universal life insurance product deposits and other additions	2,288.4	3,262.4
Investment and universal life insurance product withdrawals and other deductions	(3,858.6)	(6,428.6)
Common shares repurchased under announced program	(32.9)	(482.4)
Other, net	790.5	211.5

Net cash used in financing activities	(746.2)	(3,108.6)

Net increase (decrease) in cash	71.4	(10.9)
Cash, beginning of period	73.6	84.1

Cash, end of period	$145.0	$73.2

See accompanying notes to condensed consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008 and 2007

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

The Company determined that certain cash flows related to future policy benefits and claims totaling $116.2 million for the three months ended March 31, 2008, which were included as cash flows provided by operating activities on the condensed consolidated statements of cash flows in the applicable Quarterly Report on Form 10-Q, should be presented as financing activities. The net cash provided by operating activities for the three months ended March 31, 2008 as originally filed and revised was $325.6 million and $209.4 million, respectively. The net cash used in financing activities for the three months ended March 31, 2008 as originally filed and revised was $209.2 million and $93.0 million, respectively. They will be presented in that manner on a comparative basis in the 2009 filings. In addition, the Company determined that certain cash flows related to Nationwide Bank’s merger with Nationwide Federal Credit Union totaling $245.1 million for the six months ended June 30, 2007, which were included as cash flows provided by operating activities on the condensed consolidated statements of cash flows in the applicable Quarterly Report on Form 10-Q, should be presented as investing and financing activities. The condensed consolidated statement of cash flows for the nine months ended September 30, 2007 included in this filing reflects the revised presentation described above.

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

(a) Discontinued Operations

During the quarter ended December 31, 2007, the Company committed to a plan of sale of its interest in TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial). Based on management’s determination that the carrying value of this business exceeded its estimated fair value (less the estimated cost to sell), the Company recorded a pre-tax loss of $49.0 million ($23.3 million, net of taxes) during the quarter ended December 31, 2007, writing down a portion of the goodwill associated with this business. During the quarter ended September 30, 2008, the Company entered into an agreement to sell its interest in TBG Financial for approximately $41 million in cash and potential additional consideration in the form of an earnout provision. Based on management’s determination that the current carrying value of this business exceeded its estimated fair value (less the estimated cost to sell), the Company recorded an additional pre-tax loss of $8.8 million ($7.2 million, net of taxes) during the quarter ended September 30, 2008, writing down additional goodwill associated with this business. The sale was completed on October 10, 2008. TBG Financial is engaged in the distribution of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) products primarily to large companies. With completion of the sale of its interest in TBG Financial, NFS no longer engages in the distribution of COLI and BOLI products. However, NFS is continuing its manufacturing capabilities in this market. Accordingly, the results of operations of TBG Financial are reflected as discontinued in the condensed consolidated statements of (loss) income.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

Effective March 31, 2007, the Company completed the sale of The 401(k) Company for $115.4 million in cash and recorded a $45.5 million gain, net of taxes. The 401(k) Company provided administrative and record-keeping services to employers in the private sector for use in Internal Revenue Code (IRC) Section 401(k) retirement programs. Since this sale represented the Company’s exit from the large plan 401(k) market, the results of operations of The 401(k) Company and the gain on sale are reflected as discontinued in the condensed consolidated statements of (loss) income.

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

(c) Subsequent Event

On November 5, 2008, the Company announced plans to exit its Nationwide Financial Network professional consulting group sales channel by the end of 2008. As a result, the Company expects to record a pre-tax charge of approximately $20-$25 million, primarily non-cash, during the fourth quarter of 2008.

(d) Change in Accounting Principle

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

The assumptions used in the estimation of future gross profits are based on the Company’s current best estimates of future events and are reviewed as part of an annual process during the second quarter. During the annual process, the Company performs a comprehensive study of assumptions, including mortality and persistency studies, maintenance expense studies, and an evaluation of projected general and separate account investment returns. The most significant assumptions that are involved in the estimation of future gross profits include future net separate account investment performance, surrender/lapse rates, interest margins and mortality. Currently, the Company’s long-term assumption for net separate account investment performance is approximately 7% growth per year and varies by product. The Company reviews this assumption, like others, as part of its annual process. If this assumption were unlocked, the date of the unlocking could become the anchor date used in the reversion to the mean process (defined below). Variances from the long-term assumption are expected since the majority of the investments in the underlying separate accounts are in equity securities, which strongly correlate in the aggregate with the Standard & Poor’s Ratings Services (S&P) 500 Index. The Company bases its reversion to the mean process on actual net separate account investment performance from the anchor date to the valuation date. The Company then assumes different performance levels over the next three years such that the separate account mean return measured from the anchor date to the end of the life of the product equals the long-term assumption. The assumed net separate account investment performance used in the DAC models is intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process limits net separate account investment performance to 0-15% during the three-year reversion period. See below for a discussion of 2008 and 2007 assumption changes that impacted DAC amortization and related balances.

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

In addition to the comprehensive annual study of assumptions, management evaluates the appropriateness of the individual variable annuity DAC balance quarterly within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during a given period, assumptions are required to be unlocked, and DAC is recalculated using revised best estimate assumptions. When DAC assumptions are unlocked and revised, the Company continues to use the reversion to the mean process. See below for a discussion of 2008 and 2007 assumption changes that impacted DAC amortization and related balances.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

Accordingly, the second quarter 2007 unlocking process included changes in several assumptions, including assumptions affecting net separate account investment performance. This unlocking resulted in a net increase in DAC and a benefit to DAC amortization and other related balances totaling $216.5 million pre-tax, which was reported in the following segments in the pre-tax amounts indicated: Individual Investments - $196.4 million; Retirement Plans - $10.5 million; and Individual Protection - $9.6 million, net of a $5.1 million charge for the acceleration of amortization of VOBA. First, the Company reset the anchor date for its reversion to the mean calculations, which increased the annual net separate account growth rate to 7% during the first three years of the projection period from 0% (which was the rate of return for the three-year reversion period required from the previous anchor date). Second, as a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company unlocked and reset its long-term assumption for net separate account growth rates to 7% from 8%. This decreased the net separate account growth rate by 1% to 7% for all years subsequent to the three-year reversion period. The combination of resetting these two factors resulted in a $161.9 million increase in DAC and benefit to DAC amortization and other related balances. The impact of changing the annual net separate account growth rate from 0% to 7% during the three-year reversion period had a much larger effect on the DAC balance when compared to the 1% incremental change in the long-term assumption for net separate account investment performance. The remainder of the increase in DAC and benefit to DAC amortization and other related balances resulting from the DAC unlocking process primarily was related to the recorded balance of individual variable annuity DAC falling outside the Company’s preset parameters for the prescribed period, which was driven by favorable market performance in excess of the assumed net separate account returns. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a $78.8 million increase in DAC and benefit to DAC amortization and other related balances. This was partially offset by a $24.2 million decrease in DAC and increase in DAC amortization and other related balances due to increasing estimated lapse rates for fixed annuity and BOLI products.

During the second quarter of 2007, the Company added a new feature to its existing guaranteed minimum withdrawal benefit rider, Lifetime Income (L.inc). This new feature results in a substantial change in the existing contracts and, therefore, an extinguishment of the DAC associated with those contracts pursuant to the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). As a result, the Company eliminated existing DAC and other related balances resulting in a $135.0 million pre-tax charge.

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

During the third quarter of 2008, the Company’s recorded balance of individual variable annuity DAC fell outside the Company’s preset parameters for the prescribed period, which primarily was driven by unfavorable market performance compared to the assumed net separate account returns. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a decrease in DAC and an increase in DAC amortization and other related balances totaling $187.6 million pre-tax ($177.2 million in Individual Investments and $10.4 million in Corporate and Other). The Company continues to use the reversion to the mean process with the anchor date that was reset during the second quarter 2007 unlocking as described above. The Company evaluated the assumed separate account performance level over the next three years and determined that the assumptions inherent in the reversion period were reasonable. The annual net separate account growth rate for the mean reversion period is 15%, the maximum rate under the Company’s parameters. Accordingly, future periods may incur additional amortization of DAC if the Company’s actual returns are less than assumed.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

(3)	Recently Issued Accounting Standards

In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s financial position or results of operations.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 requires additional disclosure about credit derivatives including their nature, potential amount of future payments, fair value, recourse provisions and current status of the payment/performance risk. FSP FAS 133-1 and FIN 45-4 also requires the disclosure of the current status of the payment/performance risk of a guarantee subject to FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FSP FAS 133-1 and FIN 45-4 is effective for reporting periods ending after November 15, 2008. The Company currently is evaluating the new disclosures required under FSP FAS 133-1 and FIN 45-4.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). SFAS 162 will be effective 60 days following the approval by the United States Securities and Exchange Commission (SEC) of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to result in a change in its current practices.

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

September 30, 2008 and 2007

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. In addition, SFAS 159 does not establish requirements for recognizing and measuring dividend income, interest income or interest expense, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company adopted SFAS 159 for commercial mortgage loans held for sale effective January 1, 2008, which did not have a material impact on the Company’s financial position or results of operations. The Company will assess the fair value election for new financial assets or liabilities on a prospective basis. See Note 4 for disclosures required by SFAS 159.

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

In September 2005, the Accounting Standards Executive Committee of the AICPA issued SOP 05-1. The Company adopted SOP 05-1 effective January 1, 2007, which resulted in a $6.0 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

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

•

Level 2 – Unadjusted quoted prices for similar assets or liabilities in active markets or inputs (other than quoted prices) that are observable or that are derived principally from or corroborated by observable market data through correlation or other means. The types of assets and liabilities utilizing Level 2 valuations generally include U.S. Government agency securities, municipal bonds, structured notes and certain mortgage-backed securities (MBSs) and asset-backed securities (ABSs), certain corporate debt, certain private equity investments, and certain derivatives, including certain cross-currency interest rate swaps and credit default swaps.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

(in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$595.5	$10.5	$1.8	$607.8
Obligations of states and political subdivisions	—	263.2	—	263.2
Debt securities issued by foreign governments	—	51.9	—	51.9
Corporate securities	—	11,936.5	1,665.3	13,601.8
Mortgage-backed securities	1,469.2	5,387.3	111.4	6,967.9
Asset-backed securities	—	2,700.6	656.4	3,357.0

Total fixed maturity securities	2,064.7	20,350.0	2,434.9	24,849.6
Equity securities	1.6	34.8	32.9	69.3

Total securities available-for-sale	2,066.3	20,384.8	2,467.8	24,918.9
Trading assets	0.1	26.7	36.9	63.7
Mortgage loans held for sale[1]	—	—	141.9	141.9
Short-term investments	95.3	1,093.3	—	1,188.6

Total investments	2,161.7	21,504.8	2,646.6	26,313.1
Cash	145.0	—	—	145.0
Derivative assets[2]	22.2	157.4	303.9	483.5
Separate account assets[3]	12,287.2	45,257.4	363.9	57,908.5

Total assets	$14,616.1	$66,919.6	$3,314.4	$84,850.1

Liabilities
Future policy benefits and claims[4]	$—	$—	$(509.8)	$(509.8)
Derivative liabilities[2]	—	(214.4)	(11.8)	(226.2)

Total liabilities	$—	$(214.4)	$(521.6)	$(736.0)

[1]	Carried at fair value as elected under SFAS 159.

[2]	Comprised of interest rate swaps, cross-currency interest rate swaps, credit default swaps, other non-hedging instruments, equity option contracts and interest rate futures contracts.

[3]	Comprised of public, privately registered and non-registered mutual funds and investments in securities.

[4]

Related to embedded derivatives associated with living benefit contracts. The Company’s guaranteed minimum accumulation benefits (GMABs), guaranteed lifetime withdrawal benefits (GLWBs) and hybrid GMABs/GLWBs are considered embedded derivatives under current accounting guidance, resulting in the related liabilities being separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings. This balance also includes embedded derivatives associated with fixed equity-indexed annuities (EIA) that provide for interest earnings that are linked to the performance of specified equity market indices.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

The following tables summarize financial instruments for which the Company used significant unobservable inputs (Level 3) to determine fair value measurements for the three and nine month periods ended September 30, 2008:

		Net gains (losses)					Change in unrealized gains (losses) in earnings due to assets still held
(in millions)	Balance as of June 30, 2008	In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]	Purchases, issuances, sales and settlements	Transfers in (out) of Level 3	Balance as of September 30, 2008
Assets
Investments:
Securities available-for-sale[3]:
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1.5	$—	$0.3	$—	$—	$1.8	$—
Corporate securities	1,594.4	(79.0)	(83.4)	(57.1)	290.4	1,665.3	—
Mortgage-backed securities	159.9	(20.2)	4.5	(4.8)	(28.0)	111.4	—
Asset-backed securities	822.0	(160.5)	82.3	(43.2)	(44.2)	656.4	—

Total fixed maturity securities	2,577.8	(259.7)	3.7	(105.1)	218.2	2,434.9	—
Equity securities	8.1	(51.5)	2.3	23.3	50.7	32.9	—

Total securities available-for-sale	2,585.9	(311.2)	6.0	(81.8)	268.9	2,467.8	—
Trading assets	17.1	(1.2)	—	7.4	13.6	36.9	(1.2)
Mortgage loans held for sale	90.7	(22.8)	—	74.0	—	141.9	(22.8)

Total investments	2,693.7	(335.2)	6.0	(0.4)	282.5	2,646.6	(24.0)
Derivative assets	229.7	88.1	7.1	(21.0)	—	303.9	76.5
Separate account assets[4]	572.8	(210.2)	—	—	1.3	363.9	(209.1)

Total assets	$3,496.2	$(457.3)	$13.1	$(21.4)	$283.8	$3,314.4	$(156.6)

Liabilities
Future policy benefits and claims[5]	$(222.0)	$(285.5)	$—	$(2.3)	$—	$(509.8)	$285.4
Derivative liabilities	(25.3)	13.5	—	—	—	(11.8)	(13.4)

Total liabilities	$(247.3)	$(272.0)	$—	$(2.3)	$—	$(521.6)	$272.0

[1]

Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments. The net unrealized loss on separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[2]	Includes changes in market value of certain instruments.

[3]

Includes non-investment grade collateralized mortgage obligations, MBSs and ABSs, ABS trust preferred notes, counterparty or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC) (see Note 5 for a discussion of NAIC Designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

[4]

Comprised of non-registered mutual funds with significant unobservable and/or liquidity restrictions. The net unrealized investment loss on these separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[5]

Relates to GMAB, GLWB and EIA embedded derivatives associated with contracts with living benefit riders. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses observable inputs, such as published swap rates, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are based on annuity experience.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

		Net gains (losses)					Change in unrealized gains (losses) in earnings due to assets still held
(in millions)	Balance as of December 31, 2007	In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]	Purchases, issuances, sales and settlements	Transfers in (out) of Level 3	Balance as of September 30, 2008
Assets
Investments:
Securities available-for-sale[3]:
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1.6	$—	$0.3	$(0.1)	$—	$1.8	$—
Corporate securities	1,514.2	(100.8)	(166.9)	(197.2)	616.0	1,665.3	—
Mortgage-backed securities	181.6	(25.9)	(24.5)	(14.4)	(5.4)	111.4	—
Asset-backed securities	762.4	(262.6)	(7.3)	(51.4)	215.3	656.4	—

Total fixed maturity securities	2,459.8	(389.3)	(198.4)	(263.1)	825.9	2,434.9	—
Equity securities	1.4	(50.6)	(4.4)	26.7	59.8	32.9	—

Total securities available-for-sale	2,461.2	(439.9)	(202.8)	(236.4)	885.7	2,467.8	—
Trading assets	15.4	(4.5)	—	26.0	—	36.9	(4.5)
Mortgage loans held for sale	86.1	(32.0)	—	87.8	—	141.9	(32.0)
Short-term investments	476.7	—	—	—	(476.7)	—	—

Total investments	3,039.4	(476.4)	(202.8)	(122.6)	409.0	2,646.6	(36.5)
Derivative assets	166.6	99.0	8.3	30.0	—	303.9	96.6
Separate account assets[4]	2,258.6	(875.3)	—	766.4	(1,785.8)	363.9	(862.0)

Total assets	$5,464.6	$(1,252.7)	$(194.5)	$673.8	$(1,376.8)	$3,314.4	$(801.9)

Liabilities
Future policy benefits and claims[5]	$(128.9)	$(374.9)	$—	$(6.0)	$—	$(509.8)	$374.9
Derivative liabilities	(16.3)	5.4	—	(0.9)	—	(11.8)	(4.3)

Total liabilities	$(145.2)	$(369.5)	$—	$(6.9)	$—	$(521.6)	$370.6

[1]

Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments. The net unrealized loss on separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[2]	Includes changes in market value of certain instruments.

[3]

Includes non-investment grade collateralized mortgage obligations, MBSs and ABSs, ABS trust preferred notes, counterparty or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC) (see Note 5 for a discussion of NAIC Designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

[4]

Comprised of non-registered mutual funds with significant unobservable and/or liquidity restrictions. The net unrealized investment loss on these separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[5]

Relates to GMAB, GLWB and EIA embedded derivatives associated with contracts with living benefit riders. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses observable inputs, such as published swap rates, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are based on annuity experience.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

Transfers

The Company reviews its fair value hierarchy classifications quarterly. Changes in observability of significant valuation inputs identified during these reviews may trigger reclassification of fair value hierarchy levels of financial assets and liabilities. These reclassifications are reported as transfers in/out of Level 3 in the beginning of the period in which the change occurs. During the third quarter of 2008, certain corporate securities and ABSs were not actively traded due to continued credit and liquidity deterioration. Since observable market prices could not be used, the Company used unobservable inputs to estimate fair value for these securities.

Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities reported at fair value on a nonrecurring basis required to be disclosed under SFAS 157.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

(5)	Investments

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$140.0	$18.5	$—	$158.5
U.S. Government agencies[1]	397.1	52.6	0.4	449.3
Obligations of states and political subdivisions	272.6	0.5	9.9	263.2
Debt securities issued by foreign governments	50.1	2.3	0.5	51.9
Corporate securities
Public	8,995.3	73.5	650.0	8,418.8
Private	5,373.7	55.1	245.8	5,183.0
Mortgage-backed securities	7,504.3	24.1	560.5	6,967.9
Asset-backed securities	3,818.3	24.4	485.7	3,357.0

Total fixed maturity securities	26,551.4	251.0	1,952.8	24,849.6
Equity securities	72.0	0.7	3.4	69.3

Total securities available-for-sale	$26,623.4	$251.7	$1,956.2	$24,918.9

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$172.8	$17.4	$0.9	$189.3
U.S. Government agencies	418.1	61.5	—	479.6
Obligations of states and political subdivisions	273.3	1.7	2.8	272.2
Debt securities issued by foreign governments	56.2	2.5	0.3	58.4
Corporate securities
Public	9,233.2	175.2	178.8	9,229.6
Private	6,010.7	135.7	66.9	6,079.5
Mortgage-backed securities	7,142.5	40.3	108.2	7,074.6
Asset-backed securities	3,957.1	33.4	184.5	3,806.0

Total fixed maturity securities	27,263.9	467.7	542.4	27,189.2
Equity securities	117.5	8.3	1.6	124.2

Total securities available-for-sale	$27,381.4	$476.0	$544.0	$27,313.4

[1]	Includes $140.5 million of securities explicitly backed by the full faith and credit of the U.S. Government.

The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates, investment quality ratings and credit spreads. While the Company has the ability and intent to hold available-for-sale debt securities in unrealized loss positions until recovery, such that they are not other-than-temporarily impaired, investment losses may ultimately be realized to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments or to the extent credit markets worsen.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

Debt securities accounted for under Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, may experience other-than-temporary impairment in future periods in the event an adverse change in cash flows is anticipated. Furthermore, equity securities may experience other-than-temporary impairment in the future based on the prospects for recovery in value in a reasonable period. In addition, debt securities may experience other-than-temporary impairment in the future based on the probability that the Company may not be able to receive all contractual payments when due. The Company held securities issued by institutions in the financial sector with equity-type features, classified as fixed maturity, with estimated fair values of $878.1 million and $705.8 million, and gross unrealized losses of $189.5 million and $22.0 million, as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, the Company evaluates such securities for other-than-temporary impairment utilizing the criterion of a debt security.

The table below summarizes the amortized cost and estimated fair values of fixed maturity securities available-for-sale, by maturity, as of September 30, 2008. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$1,299.4	$1,296.6
Due after one year through five years	7,397.0	7,166.8
Due after five years through ten years	3,129.9	2,984.6
Due after ten years	3,402.5	3,076.7

Subtotal	15,228.8	14,524.7
Mortgage-backed securities	7,504.3	6,967.9
Asset-backed securities	3,818.3	3,357.0

Total	$26,551.4	$24,849.6

The following table presents the components of net unrealized losses on securities available-for-sale, as of the dates indicated:

(in millions)	September 30, 2008	December 31, 2007
Net unrealized losses, before adjustments and taxes	$(1,704.5)	$(68.0)
Change in fair value attributable to fixed maturity securities designated in fair value hedging relationships	(25.5)	—

Total net unrealized losses, before adjustments and taxes	(1,730.0)	(68.0)
Adjustment to deferred policy acquisition costs	437.7	87.1
Adjustment to value of business acquired	3.9	1.4
Adjustment to future policy benefits and claims	(29.9)	(80.9)
Adjustment to policyholder dividend obligation	50.8	(13.8)
Deferred federal income tax benefit	443.8	26.1

Net unrealized losses	$(823.7)	$(48.1)

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

The following table presents an analysis of the net (increase) decrease in net unrealized (losses) gains on securities available-for-sale before adjustments and taxes for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007
Fixed maturity securities	$(751.9)	$84.1	$(1,627.1)	$(200.9)
Equity securities	2.4	(1.9)	(9.4)	(0.6)

Net (increase) decrease	$(749.5)	$82.2	$(1,636.5)	$(201.5)

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

For securities available-for-sale as of the dates indicated, the following table summarizes the Company’s gross unrealized losses based on the amount of time each type of security has been in an unrealized loss position:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
September 30, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$11.3	$—	$—	$—	$11.3	$—
U.S. Government agencies[1]	11.0	0.4	—	—	11.0	0.4
Obligations of states and political subdivisions	149.8	7.4	31.0	2.5	180.8	9.9
Debt securities issued by foreign governments	20.0	0.5	1.2	—	21.2	0.5
Corporate securities
Public	4,991.7	408.0	1,377.1	242.0	6,368.8	650.0
Private	2,561.9	163.3	1,076.9	82.5	3,638.8	245.8
Mortgage-backed securities	3,105.4	187.3	1,853.6	373.2	4,959.0	560.5
Asset-backed securities	1,543.0	220.3	1,462.6	265.4	3,005.6	485.7

Total fixed maturity securities	12,394.1	987.2	5,802.4	965.6	18,196.5	1,952.8
Equity securities	27.6	3.3	0.1	0.1	27.7	3.4

Total	$12,421.7	$990.5	$5,802.5	$965.7	$18,224.2	$1,956.2

% of total gross unrealized losses		51%		49%

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$23.7	$0.6	$4.2	$0.3	$27.9	$0.9
U.S. Government agencies	—	—	13.9	—	13.9	—
Obligations of states and political subdivisions	23.9	0.2	154.3	2.6	178.2	2.8
Debt securities issued by foreign governments	26.4	0.3	1.2	—	27.6	0.3
Corporate securities
Public	2,452.6	103.4	2,287.7	75.4	4,740.3	178.8
Private	740.4	18.8	2,076.6	48.1	2,817.0	66.9
Mortgage-backed securities	1,448.4	27.6	2,775.7	80.6	4,224.1	108.2
Asset-backed securities	1,515.3	132.3	1,211.6	52.2	2,726.9	184.5

Total fixed maturity securities	6,230.7	283.2	8,525.2	259.2	14,755.9	542.4
Equity securities	37.5	1.6	0.1	—	37.6	1.6

Total	$6,268.2	$284.8	$8,525.3	$259.2	$14,793.5	$544.0

% of total gross unrealized losses		52%		48%

[1]	Does not include any securities explicitly backed by the full faith and credit of the U.S. Government.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

The Company has fixed maturity securities that have been in an unrealized loss position for more than one year that are not other-than-temporarily impaired. The Company reviews assets in unrealized loss positions and evaluates whether or not the losses are other-than-temporary. This evaluation considers several factors, including the extent of the unrealized loss, the rating of the affected security, the Company’s ability and intent to hold the security until recovery, and economic conditions that could affect the creditworthiness of the issuer in the future. As of September 30, 2008, fixed maturity securities that have been in an unrealized loss position for more than one year totaled $965.6 million, or 49% of the Company’s total unrealized losses on fixed maturity securities. Of this total, $867.5 million, or 90%, were classified as investment grade securities, as defined by the NAIC.

The majority of the increases in the Company’s unrealized losses from December 31, 2007 to September 30, 2008 were attributable to corporate securities, MBSs and ABSs. These increased unrealized loss positions primarily were driven by the combined impact of volatility in investment quality ratings and credit spreads, illiquid markets, and interest rate movements. In particular, exposure to the financial sector, including through structured securities such as trust preferred, collateralized loan obligations and collateralized debt obligations, have been significantly affected by negative circumstances in that sector. There is risk that further declines in estimated fair values of investments, or changes in anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in future periods, which could be significant.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

For fixed maturity securities available-for-sale, the following tables summarize, as of the dates indicated, the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, in an unrealized loss position for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed as of September 30, 2008
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
Corporate securities - public and private
99.9% - 95.0%	$91.3	$20.0	$111.3	$4.4	$3.1	$7.5	$95.7	$23.1	$118.8
94.9% - 90.0%	113.2	40.3	153.5	18.0	10.0	28.0	131.2	50.3	181.5
89.9% - 85.0%	69.9	37.4	107.3	26.4	22.7	49.1	96.3	60.1	156.4
84.9% - 80.0%	41.0	49.0	90.0	10.9	11.0	21.9	51.9	60.0	111.9
Below 80.0%	167.0	93.3	260.3	29.2	37.7	66.9	196.2	131.0	327.2

Total	482.4	240.0	722.4	88.9	84.5	173.4	571.3	324.5	895.8

Mortgage-backed securities
99.9% - 95.0%	37.8	11.8	49.6	—	—	—	37.8	11.8	49.6
94.9% - 90.0%	41.1	18.2	59.3	—	—	—	41.1	18.2	59.3
89.9% - 85.0%	22.4	44.3	66.7	—	—	—	22.4	44.3	66.7
84.9% - 80.0%	15.6	61.3	76.9	0.7	2.8	3.5	16.3	64.1	80.4
Below 80.0%	66.7	230.8	297.5	3.0	4.0	7.0	69.7	234.8	304.5

Total	183.6	366.4	550.0	3.7	6.8	10.5	187.3	373.2	560.5

Asset-backed securities
99.9% - 95.0%	11.3	9.5	20.8	0.4	—	0.4	11.7	9.5	21.2
94.9% - 90.0%	17.0	25.2	42.2	0.3	—	0.3	17.3	25.2	42.5
89.9% - 85.0%	57.1	28.8	85.9	1.4	—	1.4	58.5	28.8	87.3
84.9% - 80.0%	44.9	39.2	84.1	1.0	—	1.0	45.9	39.2	85.1
Below 80.0%	70.5	155.9	226.4	16.4	6.8	23.2	86.9	162.7	249.6

Total	200.8	258.6	459.4	19.5	6.8	26.3	220.3	265.4	485.7

Other fixed maturity securities [1]
99.9% - 95.0%	3.3	0.1	3.4	—	—	—	3.3	0.1	3.4
94.9% - 90.0%	0.6	2.4	3.0	—	—	—	0.6	2.4	3.0
89.9% - 85.0%	3.0	—	3.0	—	—	—	3.0	—	3.0
84.9% - 80.0%	1.4	—	1.4	—	—	—	1.4	—	1.4
Below 80.0%	—	—	—	—	—	—	—	—	—

Total	8.3	2.5	10.8	—	—	—	8.3	2.5	10.8

Total fixed maturity securities available-for-sale
99.9% - 95.0%	143.7	41.4	185.1	4.8	3.1	7.9	148.5	44.5	193.0
94.9% - 90.0%	171.9	86.1	258.0	18.3	10.0	28.3	190.2	96.1	286.3
89.9% - 85.0%	152.4	110.5	262.9	27.8	22.7	50.5	180.2	133.2	313.4
84.9% - 80.0%	102.9	149.5	252.4	12.6	13.8	26.4	115.5	163.3	278.8
Below 80.0%	304.2	480.0	784.2	48.6	48.5	97.1	352.8	528.5	881.3

Total	$875.1	$867.5	$1,742.6	$112.1	$98.1	$210.2	$987.2	$965.6	$1,952.8

[1]

Includes U.S. Treasury securities, obligations of U.S. Government corporations, U.S. Government agency securities, obligations of state and political subdivisions, and debt issued by foreign governments.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

	Period of time for which unrealized loss has existed as of December 31, 2007
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
Corporate securities - public and private
99.9% - 95.0%	$23.1	$51.0	$74.1	$13.0	$5.7	$18.7	$36.1	$56.7	$92.8
94.9% - 90.0%	19.0	33.2	52.2	13.7	5.3	19.0	32.7	38.5	71.2
89.9% - 85.0%	16.5	11.5	28.0	3.8	7.6	11.4	20.3	19.1	39.4
84.9% - 80.0%	2.1	0.4	2.5	3.0	1.0	4.0	5.1	1.4	6.5
Below 80.0%	7.4	—	7.4	20.6	7.8	28.4	28.0	7.8	35.8

Total	68.1	96.1	164.2	54.1	27.4	81.5	122.2	123.5	245.7

Mortgage-backed securities
99.9% - 95.0%	22.0	39.3	61.3	—	—	—	22.0	39.3	61.3
94.9% - 90.0%	5.6	41.3	46.9	—	—	—	5.6	41.3	46.9
89.9% - 85.0%	—	—	—	—	—	—	—	—	—
84.9% - 80.0%	—	—	—	—	—	—	—	—	—
Below 80.0%	—	—	—	—	—	—	—	—	—

Total	27.6	80.6	108.2	—	—	—	27.6	80.6	108.2

Asset-backed securities
99.9% - 95.0%	15.5	15.6	31.1	0.2	—	0.2	15.7	15.6	31.3
94.9% - 90.0%	27.6	14.7	42.3	—	—	—	27.6	14.7	42.3
89.9% - 85.0%	19.8	9.2	29.0	—	—	—	19.8	9.2	29.0
84.9% - 80.0%	16.1	5.8	21.9	—	—	—	16.1	5.8	21.9
Below 80.0%	53.0	6.9	59.9	0.1	—	0.1	53.1	6.9	60.0

Total	132.0	52.2	184.2	0.3	—	0.3	132.3	52.2	184.5

Other fixed maturity securities [1]
99.9% - 95.0%	1.1	1.4	2.5	—	—	—	1.1	1.4	2.5
94.9% - 90.0%	—	1.5	1.5	—	—	—	—	1.5	1.5
89.9% - 85.0%	—	—	—	—	—	—	—	—	—
84.9% - 80.0%	—	—	—	—	—	—	—	—	—
Below 80.0%	—	—	—	—	—	—	—	—	—

Total	1.1	2.9	4.0	—	—	—	1.1	2.9	4.0

Total fixed maturity securities available-for-sale
99.9% - 95.0%	61.7	107.3	169.0	13.2	5.7	18.9	74.9	113.0	187.9
94.9% - 90.0%	52.2	90.7	142.9	13.7	5.3	19.0	65.9	96.0	161.9
89.9% - 85.0%	36.3	20.7	57.0	3.8	7.6	11.4	40.1	28.3	68.4
84.9% - 80.0%	18.2	6.2	24.4	3.0	1.0	4.0	21.2	7.2	28.4
Below 80.0%	60.4	6.9	67.3	20.7	7.8	28.5	81.1	14.7	95.8

Total	$228.8	$231.8	$460.6	$54.4	$27.4	$81.8	$283.2	$259.2	$542.4

[1]

Includes U.S. Treasury securities, obligations of U.S. Government corporations, U.S. Government agency securities, obligations of state and political subdivisions, and debt issued by foreign governments.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

As of September 30, 2008, 25% of the Company’s investments in an unrealized loss position had ratios of estimated fair value to amortized cost of at least 90%. In addition, 89% of the Company’s investments in an unrealized loss position were classified as investment grade, as defined by the NAIC. Of the Company’s investments in unrealized loss positions classified as non-investment grade, 53% have been in an unrealized loss position for less than one year.

The NAIC assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. For most securities, NAIC ratings are derived from ratings received from nationally recognized rating agencies. The NAIC also assigns ratings to securities that do not receive public ratings. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 93% and 94% were in the two highest NAIC Designations as of September 30, 2008 and December 31, 2007, respectively.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of the dates indicated and shows the equivalent ratings between the NAIC and nationally recognized rating agencies:

(in millions)		September 30, 2008		December 31, 2007
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$18,503.4	$17,226.2	$19,153.4	$19,056.5
2	Baa	6,139.2	5,901.7	6,445.9	6,512.7
3	Ba	1,219.9	1,120.4	1,194.0	1,166.7
4	B	414.2	358.2	348.2	341.6
5	Caa and lower	199.3	170.0	83.8	73.1
6	In or near default	75.4	73.1	38.6	38.6

	Total	$26,551.4	$24,849.6	$27,263.9	$27,189.2

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

Recent conditions in the securities markets, including changes in investment quality ratings, liquidity, credit spreads and interest rates, have resulted in declines in the values of investment securities, including corporate debt securities, MBSs and ABSs. When evaluating whether these securities are other-than-temporarily impaired, the Company considers characteristics of the underlying collateral, such as delinquency and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, expected future cash flows, and the Company’s ability and intent to hold the security to recovery. These and other factors also affect the estimated fair value of these securities.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

The Company’s investments in MBSs and ABSs include securities that are supported by Alt-A and Sub-prime collateral. The Company considers Alt-A collateral to be mortgages whose underwriting standards do not qualify the mortgage for regular conforming or jumbo loan programs. Typical underwriting characteristics that cause a mortgage to fall into the Alt-A classification may include, but are not limited to, inadequate loan documentation of a borrower’s financial information, debt-to-income ratios above normal lending limits, loan-to-value ratios above normal lending limits that do not have primary mortgage insurance, a borrower who is a temporary resident, and loans securing non-conforming types of real estate. Alt-A mortgages are generally issued to borrowers having higher Fair Isaac Credit Organization (FICO) scores, and the lender typically issues a slightly higher interest rate for such mortgages. The Company considers Sub-prime collateral to be mortgages that are first-lien mortgage loans issued to Sub-prime borrowers, as demonstrated by recent delinquent rent or housing payments or substandard FICO scores. Second-lien mortgage loans are also considered Sub-prime. The amortized cost and estimated fair value of the Company’s investments in securities containing Alt-A collateral totaled $2,114.7 million and $1,742.9 million, respectively, and the amortized cost and estimated fair value of the Company’s investments in securities containing Sub-prime collateral totaled $726.2 million and $631.2 million, respectively. As of September 30, 2008, 91% and 86% of securities containing Alt-A and Sub-prime collateral, respectively, were rated AA or better. In addition, 63% and 74% of Alt-A and Sub-prime collateral, respectively, was originated in 2005 or earlier.

Proceeds from the sale of securities available-for-sale during the nine months ended September 30, 2008 and 2007 were $3.74 billion and $4.05 billion, respectively. During the nine months ended September 30, 2008 and 2007, gross gains of $35.6 million and $63.7 million, respectively, and gross losses of $46.1 million and $61.5 million, respectively, were realized on those sales.

Real estate held for use was $1.8 million and $17.8 million as of September 30, 2008 and December 31, 2007, respectively. These assets are carried at cost less accumulated depreciation, which was $0.4 million and $3.6 million as of September 30, 2008 and December 31, 2007, respectively. The carrying value of real estate held for sale was $14.7 million and $4.0 million as of September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008 and December 31, 2007, the carrying value of commercial mortgage loans on real estate considered impaired was $23.9 million and $7.4 million, respectively (for which a $4.6 million and $3.0 million valuation allowance had been established, respectively). No valuation allowance exists for collateral dependent commercial mortgage loans for which the fair value of the collateral is estimated to be greater than the carrying value.

The following table summarizes activity in the valuation allowance account for mortgage loans on real estate for the periods indicated:

	Nine months ended September 30,
(in millions)	2008	2007
Allowance, beginning of period	$24.8	$36.0
Net change in allowance	6.9	(13.6)

Allowance, end of period	$31.7	$22.4

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

The following table summarizes net realized investment losses from continuing operations by source for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007
Total realized gains on sales, net of hedging losses	$19.7	$18.2	$32.7	$63.0
Total realized losses on sales, net of hedging gains	(66.7)	(21.0)	(103.7)	(61.0)
Total other-than-temporary and other investment impairments	(396.6)	(16.4)	(580.5)	(36.0)
Credit default swaps	(6.2)	(1.2)	(12.4)	(3.0)
Derivatives and embedded deriviatives associated with living benefit contracts	(103.7)	—	(121.4)	—
Other derivatives	(3.1)	1.9	1.4	5.7
Trading asset valuation losses	(7.1)	(1.5)	(16.7)	(2.2)

Total realized losses before adjustments	(563.7)	(20.0)	(800.6)	(33.5)
Amounts credited to policyholder dividend obligation	8.6	(0.7)	12.1	(1.8)
Other	—	0.3	0.6	0.9

Net realized investment losses	$(555.1)	$(20.4)	$(787.9)	$(34.4)

The following table summarizes other-than-temporary and other investment impairments by asset type for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007
Fixed maturity securities:
Corporate securities
Public	$97.3	$1.0	$128.3	$6.0
Private	4.8	—	21.5	10.6
Mortgage-backed securities	82.3	—	106.1	—
Asset-backed securities	146.8	12.3	258.9	13.7

Total fixed maturity securities	331.2	13.3	514.8	30.3
Equity securities	57.2	—	57.2	—
Other	8.2	3.1	8.5	5.7

Total other-than-temporary and other investment impairments	$396.6	$16.4	$580.5	$36.0

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

The following table summarizes net investment income from continuing operations by investment type for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007
Securities available-for-sale:
Fixed maturity securities	$381.0	$385.2	$1,161.3	$1,160.6
Equity securities	1.4	0.4	4.7	1.8
Trading assets	2.7	0.9	6.5	2.6
Mortgage loans on real estate	122.6	134.7	377.3	418.8
Short-term investments	5.2	8.8	13.3	38.0
Other	(18.4)	35.8	(6.7)	144.6

Gross investment income	494.5	565.8	1,556.4	1,766.4
Less: investment expenses	13.7	18.5	44.6	51.5

Net investment income	$480.8	$547.3	$1,511.8	$1,714.9

Fixed maturity securities with an amortized cost of $553.9 million and $198.8 million as of September 30, 2008 and December 31, 2007, respectively, were on deposit with various regulatory agencies as required by law.

As of September 30, 2008 and December 31, 2007, the Company had received $401.6 million and $604.6 million, respectively, of cash collateral on securities lending. The Company had not received any non-cash collateral on securities lending as of September 30, 2008 and December 31, 2007. As of September 30, 2008 and December 31, 2007, the Company had loaned securities with a fair value of $386.8 million and $593.0 million, respectively.

As of September 30, 2008 and December 31, 2007, the Company had received $225.9 million and $245.4 million, respectively, of cash for derivative collateral. The Company also held $27.3 million and $18.5 million of securities as off-balance sheet collateral on derivative transactions as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, the Company had pledged fixed maturity securities with a fair value of $14.9 million as collateral to various derivative counterparties compared to $18.8 million as of December 31, 2007. The Company considers its exposure to credit risk related to uncollateralized derivative receivables and payables in measuring the fair value of its derivative assets and liabilities. The impact of this risk was immaterial to the overall fair value measurement as of September 30, 2008.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

(6)	Variable Annuity Contracts

The Company issues traditional variable annuity contracts through its separate accounts, for which investment income and gains and losses on investments accrue directly to, and investment risk is borne by, the contractholder. The Company also issues non-traditional variable annuity contracts in which the Company provides various forms of guarantees to benefit the related contractholders. The Company provides four primary guarantee types under non-traditional variable annuity contracts: (1) guaranteed minimum death benefits (GMDB); (2) GMAB; (3) guaranteed minimum income benefits (GMIB); (4) GLWB; and (5) a hybrid guarantee with GMAB and GLWB.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

See Note 5 to the audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K for a complete description of the Company’s hybrid GMAB/GLWB offered through its Capital Preservation Plus Lifetime Income contract rider. All GMAB contracts with the hybrid GMAB/GLWB rider are included with GMAB contracts in the following tables.

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of the dates indicated:

	September 30, 2008			December 31, 2007
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age

GMDB:
Return of premium	$7,094.2	$108.5	61	$9,086.7	$18.7	62
Reset	14,434.9	1,076.8	63	18,055.4	62.1	64
Ratchet	13,804.9	2,102.6	66	15,931.7	133.3	66
Rollup	351.9	16.1	71	492.2	8.4	71
Combo	1,974.2	365.1	67	2,555.5	47.0	68

Subtotal	37,660.1	3,669.1	65	46,121.5	269.5	66
Earnings enhancement	407.2	20.1	63	519.2	49.8	62

Total - GMDB	$38,067.3	$3,689.2	65	$46,640.7	$319.3	65

GMAB[2]:
5 Year	$2,991.4	$220.8	N/A	$2,985.6	$4.6	N/A
7 Year	2,513.2	214.1	N/A	2,644.1	6.2	N/A
10 Year	791.1	41.8	N/A	927.3	1.3	N/A

Total - GMAB	$6,295.7	$476.7	N/A	$6,557.0	$12.1	N/A

GMIB[3]:
Ratchet	$306.3	$—	N/A	$425.2	$—	N/A
Rollup	816.4	0.1	N/A	1,119.9	—	N/A
Combo	0.2	—	N/A	0.3	—	N/A

Total - GMIB	$1,122.9	$0.1	N/A	$1,545.4	$—	N/A

GLWB:
L.inc	$3,461.4	$3.8	N/A	$2,865.8	$—	N/A

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

[2]	GMAB contracts with the hybrid GMAB/GLWB rider had account values of $4.88 billion and $4.77 billion as of September 30, 2008 and December 31, 2007, respectively.

[3]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no material GMIB exposure.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

The following table summarizes account balances of variable annuity contracts that were invested in separate accounts as of the dates indicated:

(in millions)	September 30, 2008	December 31, 2007

Mutual funds:
Bond	4,974.8	$5,170.9
Domestic equity	23,717.5	31,450.4
International equity	3,140.1	4,009.4

Total mutual funds	31,832.4	40,630.7
Money market funds	1,995.9	1,742.1

Total	$33,828.3	$42,372.8

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

The following assumptions and methodology were used to determine the GMDB claim reserves as of September 30, 2008 and December 31, 2007:

•	Data used was based on a combination of historical numbers and future projections generally involving 50 probabilistically generated economic scenarios

•	Mean gross equity performance – 8.1%

•	Equity volatility – 18.7%

•	Mortality – 100% of Annuity 2000 table

•	Asset fees – equivalent to mutual fund and product loads

•	Discount rate – approximately 7.0%

Lapse rate assumptions vary by duration as shown below:

Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	1.00%	2.00%	2.00%	3.00%	4.50%	6.00%	7.00%	7.00%	11.50%	11.50%
Maximum	1.50%	2.50%	4.00%	4.50%	40.00%	41.50%	21.50%	35.00%	35.00%	18.50%

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

(7)	Federal Income Taxes

During the third quarter of 2008, the Company refined its separate account dividends received deduction (DRD) calculation and estimation process. As a result, the Company reduced its third quarter separate account DRD projection from a federal income tax benefit of $15.7 million to a $5.7 million benefit. This reduction in estimate primarily was driven by the assumptions used in the estimation process regarding future dividend income within the separate accounts. The assumptions used in the separate account DRD calculation are based on the Company’s best estimate of future events.

In addition, during the first nine months of 2008, the Company recorded $13.2 million of net federal income tax expense adjustments primarily related to differences between the 2007 estimated tax liability and the amounts expected to be reported on the Company’s 2007 tax returns when filed. These changes in estimates primarily were driven by the Company’s separate account DRD.

Total federal income tax (benefit) expense differs from the amount computed by applying the U.S. federal income tax rate to (loss) income from continuing operations before federal income tax (benefit) expense as follows for the periods indicated:

	Three months ended September 30,
	2008		2007
(dollars in millions)	Amount	%	Amount	%
Computed tax (benefit) expense	$(185.2)	35.0	$66.9	35.0
DRD	(6.3)	1.2	(19.8)	(10.4)
Other, net	(0.2)	—	(2.4)	(1.2)

Total	$(191.7)	36.2	$44.7	23.4

	Nine months ended September 30,
	2008		2007
(dollars in millions)	Amount	%	Amount	%
Computed tax (benefit) expense	$(130.8)	35.0	$240.0	35.0
DRD	(27.0)	7.2	(52.5)	(7.7)
Other, net	(8.3)	2.3	(16.1)	(2.3)

Total	$(166.1)	44.5	$171.4	25.0

The Company utilizes the asset and liability method of accounting for income taxes, which requires the Company to establish a valuation allowance if it is more likely than not that a portion of a deferred tax asset will not be fully realized. Due to the merger agreement described in Note 8 below, the Company will have the ability to rely on tax planning strategies that consider existing built-in taxable capital gains of the NMIC group of companies that could be triggered. Accordingly, management has determined that NMIC’s current built-in taxable capital gains will be sufficient to recover all of the Company’s deferred capital tax assets in the future. However, in the event that NMIC and Nationwide Corporation (Nationwide Corp.) do not buy back more than 80% of the outstanding NFS Class A common stock, there could be a change in the Company’s ability to recover its deferred tax assets, which would require the Company to record a significant valuation allowance against deferred tax assets. This would result in an increase to the Company’s tax provision in the period in which it was determined that recovery was not probable.

(8)	Shareholders’ Equity and Dividend Restrictions

On August 6, 2008, the Company entered into a definitive agreement for NMIC, Nationwide Mutual Fire Insurance Company (NMFIC) and Nationwide Corp. to acquire all of the outstanding publicly held Class A common shares of the Company for $52.25 per share in cash. The transaction is expected to close by the end of 2008 or in the first quarter of 2009, subject to receipt of shareholder approval and customary regulatory approvals and satisfaction of closing conditions. NMIC and its affiliates, which collectively hold 95.2% of the combined voting power of the outstanding common shares, have indicated that they will vote to approve the transaction.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

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

During the nine months ended September 30, 2008, the Company repurchased 758,700 shares of its Class A common stock for an aggregate of $32.9 million at an average price per share of $43.42, all of which were repurchased prior to March 10, 2008. From the Program’s inception through September 30, 2008, the Company repurchased a total of 16,434,068 shares of its Class A common stock for an aggregate of $811.9 million at an average price per share of $49.40, including the impact of per share price adjustments related to accelerated share repurchase agreements. In addition, during 2006 the Company repurchased 3,855,050 shares of its Class B common stock held by Nationwide Corp. for $200.0 million at an average price per share of $51.88.

The Company has suspended the Program as a result of the pending acquisition of the Company’s publicly held common shares by NMIC, NMFIC and Nationwide Corp. described above.

Dividend Restrictions

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, Nationwide Life Insurance Company (NLIC). The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory capital and surplus as of December 31, 2007 was $2.50 billion, and statutory net income for 2007 was $309.0 million. As of October 1, 2008, NLIC could not pay any dividends to NFS without obtaining prior approval from the Ohio Department of Insurance (ODI). On April 7, 2008, NLIC paid a $246.5 million dividend to NFS after providing prior notice to the ODI. The dividend included $181.9 million in cash and $64.6 million in securities.

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

The ability of Nationwide Life Insurance Company of America (NLICA) to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the Pennsylvania Insurance Department either approves or does not disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. The statutory capital and surplus of NLICA as of December 31, 2007 was $674.0 million, and statutory net income for the year ended December 31, 2007 was $91.6 million. As of October 1, 2008, NLICA could pay dividends of $16.3 million to NFS without obtaining prior approval.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

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

The following table summarizes the Company’s other comprehensive (loss) income, before and after federal income tax benefit (expense), for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007
Net unrealized (losses) gains on securities available-for-sale arising during the period:
Net unrealized (losses) gains before adjustments	$(1,149.7)	$75.1	$(2,244.4)	$(229.6)
Net adjustment to deferred policy acquisition costs	156.2	(40.2)	350.6	17.7
Net adjustment to value of business acquired	0.8	4.9	2.5	8.0
Net adjustment to future policy benefits and claims	25.9	(10.6)	51.0	20.4
Net adjustment to policyholder dividend obligation	35.1	(6.4)	64.6	13.1
Related federal income tax benefit (expense)	325.4	(8.0)	621.5	59.6

Net unrealized (losses) gains	(606.3)	14.8	(1,154.2)	(110.8)

Reclassification adjustment for net realized losses on securities available-for-sale realized during the period:
Net unrealized losses	403.9	7.1	582.4	28.1
Related federal income tax benefit	(141.3)	(2.4)	(203.8)	(9.8)

Net reclassification adjustment	262.6	4.7	378.6	18.3

Other comprehensive (loss) income on securities available-for-sale	(343.7)	19.5	(775.6)	(92.5)

Accumulated net holding gains (losses) on cash flow hedges:
Unrealized holding gains (losses)	37.0	(17.6)	19.1	(0.7)
Related federal income tax (expense) benefit	(13.0)	6.1	(6.7)	0.2

Other comprehensive income (loss) on cash flow hedges	24.0	(11.5)	12.4	(0.5)

Other unrealized gains:
Net unrealized gains	0.7	—	13.5	—
Related federal income tax expense	(0.2)	—	(4.7)	—

Other net unrealized gains	0.5	—	8.8	—

Unrecognized amounts on pension plans
Net unrecognized amounts	—	—	(13.1)	—
Related federal income tax expense	—	—	4.6	—

Other comprehensive loss on unrecognized pension amounts	—	—	(8.5)	—

Total other comprehensive (loss) income	$(319.2)	$8.0	$(762.9)	$(93.0)

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

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

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the three and nine month periods ended September 30, 2008 and 2007.

(9)	(Loss) Earnings Per Share

Basic (loss) earnings per share (EPS) represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted EPS represents the amount of earnings for the period available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options, if dilutive.

The following table presents information relating to the Company’s calculations of basic and diluted EPS for the periods indicated:

	Three months ended September 30,
	2008			2007
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
(Loss) income from continuing operations	$(337.2)	$(2.45)	$(2.45)	$146.2	$1.03	$1.02
Discontinued operations, net of taxes	(9.2)	(0.06)	(0.06)	0.8	0.01	0.01

Net (loss) income	$(346.4)	$(2.51)	$(2.51)	$147.0	$1.04	$1.03

Weighted average common shares outstanding – basic	137.9			141.8
Dilutive effect of stock options[1]	—			0.9

Weighted average common shares outstanding – diluted[1]	137.9			142.7

	Nine months ended September 30,
	2008			2007
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
(Loss) income from continuing operations	$(207.5)	$(1.50)	$(1.50)	$514.2	$3.58	$3.55
Discontinued operations, net of taxes	(9.0)	(0.07)	(0.07)	44.4	0.31	0.31
Cumulative effect of adoption of accounting principle, net of taxes	—	—	—	(6.0)	(0.04)	(0.04)

Net (loss) income	$(216.5)	$(1.57)	$(1.57)	$552.6	$3.85	$3.82

Weighted average common shares outstanding – basic	137.9			143.6
Dilutive effect of stock options[1]	—			1.1

Weighted average common shares outstanding – diluted[1]	137.9			144.7

[1]

Potential common shares arising from share-based employee compensation plans were not included in the computation of diluted EPS because the effect would have been antidilutive. The number of potential shares excluded was 0.7 million shares and 0.6 million shares for the three and nine month periods ended September 30, 2008, respectively.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

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

September 30, 2008 and 2007

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

On November 20, 2007, NLIC and Nationwide Retirement Solutions, Inc. (NRS) were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama entitled Ruth A. Gwin and Sandra H. Turner, and a class of similarly situated individuals v NLIC, NRS, Alabama State Employees Association, PEBCO, Inc. and Fictitious Defendants A to Z. The plaintiffs purport to represent a class of all participants in the Alabama State Employees Association (ASEA) plan, excluding members of the Board of Control during the Class Period and excluding ASEA’s directors, officers and board members during the class period. The class period is the date from which NLIC and/or NRS first made a payment to ASEA or PEBCO arising out of the funding agreement dated March 24, 2004 to the date class notice is provided. The plaintiffs allege that the defendants breached their fiduciary duties, converted plan participants’ properties, and breached their contract when payments were made and the plan was administered under the funding agreement. The complaint seeks a declaratory judgment, an injunction, disgorgement of amounts paid, compensatory and punitive damages, interest, attorneys’ fees and costs, and such other equitable and legal relief to which the plaintiffs and class members may be entitled. On January 9, 2008, NLIC and NRS filed a Notice of Removal to the United States District Court Northern District of Alabama, Southern Division. On January 16, 2008, NLIC and NRS filed a motion to dismiss. On January 24, 2008, the plaintiffs filed a motion to remand. On April 15, 2008, the Court remanded this case back to state court in Jefferson County, Alabama. On May 12, 2008, the Company filed a motion to dismiss. On September 18, 2008, the Court denied the defendants’ motions to dismiss. NLIC and NRS continue to defend this lawsuit vigorously.

On July 11, 2007, NLIC was named in a lawsuit filed in the United States District Court for the Western District of Washington at Tacoma entitled Jerre Daniels-Hall and David Hamblen, Individually and on behalf of All Others Similarly Situated v. National Education Association, NEA Member Benefits Corporation, Nationwide Life Insurance Company, Security Benefit Life Insurance Company, Security Benefit Group, Inc., Security Distributors, Inc., et. al. The plaintiff seeks to represent a class of all current or former National Education Association (NEA) members who participated in the NEA Valuebuilder 403(b) program at any time between January 1, 1991 and the present (and their heirs and/or beneficiaries). The plaintiffs allege that the defendants violated the Employee Retirement Income Security Act of 1974, as amended (ERISA) by failing to prudently and loyally manage plan assets, by failing to provide complete and accurate information, by engaging in prohibited transactions, and by breaching their fiduciary duties when they failed to prevent other fiduciaries from breaching their fiduciary duties. The complaint seeks to have the defendants restore all losses to the plan, restoration of plan assets and profits to participants, disgorgement of endorsement fees, disgorgement of service fee payments, disgorgement of excessive fees charged to plan participants, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On May 23, 2008, the Court granted the defendants’ motion to dismiss. On June 19, 2008, the plaintiffs filed a notice of appeal. On October 17, 2008, the plaintiffs filed their opening brief. NLIC continues to defend this lawsuit vigorously.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

On November 15, 2006, NFS, NLIC and NRS were named in a lawsuit filed in the United States District Court for the Southern District of Ohio entitled Kevin Beary, Sheriff of Orange County, Florida, In His Official Capacity, Individually and On Behalf of All Others Similarly Situated v. Nationwide Life Insurance Co., Nationwide Retirement Solutions, Inc. and Nationwide Financial Services, Inc. The plaintiff seeks to represent a class of all sponsors of 457(b) deferred compensation plans in the United States that had variable annuity contracts with the defendants at any time during the class period, or in the alternative, all sponsors of 457(b) deferred compensation plans in Florida that had variable annuity contracts with the defendants during the class period. The class period is from January 1, 1996 until the class notice is provided. The plaintiff alleges that the defendants breached their fiduciary duties by arranging for and retaining service payments from certain mutual funds. The complaint seeks an accounting, a declaratory judgment, a permanent injunction and disgorgement or restitution of the service fee payments allegedly received by the defendants, including interest. On January 25, 2007, NFS, NLIC and NRS filed a motion to dismiss. On September 17, 2007, the Court granted the motion to dismiss. On October 1, 2007, the plaintiff filed a motion to vacate judgment and for leave to file an amended complaint. On September 15, 2008, the Court denied the plaintiffs’ motion to vacate judgment and for leave to file an amended complaint. On October 15, 2008, the plaintiffs filed a notice of appeal. NFS, NLIC and NRS continue to defend this lawsuit vigorously.

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding entitled In Re Mutual Funds Investment Litigation. In response, on May 13, 2005, the plaintiff filed the first amended complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The first amended complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The first amended complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 1, 2006, the District Court granted NLIC’s motion to dismiss the plaintiff’s complaint. The plaintiff appealed the District Court’s decision, and the issues have been fully briefed. On October 31, 2008, the Court heard oral argument. NLIC continues to defend this lawsuit vigorously.

On August 15, 2001, NFS and NLIC were named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. Currently, the plaintiffs’ fifth amended complaint, filed March 21, 2006, purports to represent a class of qualified retirement plans under ERISA, that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that NLIC and NFS breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by NLIC and NFS, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. To date, the District Court has rejected the plaintiffs’ request for certification of the alleged class. On September 25, 2007, NFS’ and NLIC’s motion to dismiss the plaintiffs’ fifth amended complaint was denied. On October 12, 2007, NFS and NLIC filed their answer to the plaintiffs’ fifth amended complaint and amended counterclaims. On November 1, 2007, the plaintiffs filed a motion to dismiss NFS’ and NLIC’s amended counterclaims. On November 15, 2007, the plaintiffs filed a motion for class certification. On February 8, 2008, the Court denied the plaintiffs’ motion to dismiss the amended counterclaim, with the exception that it was tentatively granting the plaintiffs’ motion to dismiss with respect to NFS’ and NLIC’s claim that it could recover any “disgorgement remedy” from plan sponsors. On April 25, 2008, NFS and NLIC filed their opposition to the plaintiffs’ motion for class certification. On September 29, 2008, the plaintiffs filed their reply to NFS’ and NLIC’s opposition to class certification. NFS and NLIC continue to defend this lawsuit vigorously.

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

September 30, 2008 and 2007

In Revenue Ruling 2007-61, released September 25, 2007, the IRS and the U.S. Department of the Treasury suspended Revenue Ruling 2007-54 and informed taxpayers of their intention to address certain issues in connection with the DRD in future tax regulations. Final tax regulations could impact the Company’s DRD in periods subsequent to their effective date.

(11)	Variable Interest Entities

In the normal course of business, the Company has relationships with variable interest entities (VIEs). Most of these VIEs are conduits that assist the Company in structured products transactions involving the sale of low-income-housing tax credit funds (LIHTC Funds) to third party investors. The Company provides guarantees to limited partners related to the amount of tax credits that will be generated by the funds (see Note 19 to the audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K). The results of operations and financial position of each VIE of which the Company is the primary beneficiary are included along with corresponding minority interest liabilities in the accompanying condensed consolidated financial statements.

Net assets of consolidated VIEs were $449.4 million and $465.7 million as of September 30, 2008 and December 31, 2007, respectively. The following table summarizes the components of net assets as of the dates indicated:

(in millions)	September 30, 2008	December 31, 2007
Other long-term investments	$410.4	$434.1
Short-term investments	19.3	31.9
Other assets	37.5	38.1
Other liabilities	(17.8)	(38.4)

The Company’s total loss exposure from consolidated VIEs was immaterial as of September 30, 2008 and December 31, 2007 (except for the impact of guarantees disclosed in Note 19 to the audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K).

In addition to the consolidated VIEs described above, the Company holds variable interests, in the form of limited partnerships or similar investments, in LIHTC Funds and other investment vehicles that qualify as VIEs but of which the Company is not the primary beneficiary. The total exposure to loss on these unconsolidated VIEs was $310.5 million and $254.1 million as of September 30, 2008 and December 31, 2007, respectively.

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

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

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

The following tables summarize the Company’s business segment operating results for the periods indicated:

	Three months ended September 30, 2008
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$155.6	$29.3	$151.9	$—	$336.8
Premiums	20.2	—	69.6	—	89.8
Net investment income	131.5	163.9	123.9	61.5	480.8
Non-operating net realized investment losses[1]	—	—	—	(533.9)	(533.9)
Other income	7.2	81.8	0.9	21.2	111.1

Total revenues	314.5	275.0	346.3	(451.2)	484.6

Benefits and expenses:
Interest credited to policyholder accounts	93.3	110.6	50.1	46.5	300.5
Benefits and claims	70.4	1.1	116.6	(4.4)	183.7
Policyholder dividends	—	—	23.7	—	23.7
Amortization of DAC	226.3	9.1	33.5	(44.1)	224.8
Amortization of VOBA and other intangible assets	0.5	0.5	8.2	0.4	9.6
Interest expense	—	—	—	26.1	26.1
Other operating expenses	44.7	98.4	42.0	60.0	245.1

Total benefits and expenses	435.2	219.7	274.1	84.5	1,013.5

(Loss) income from continuing operations before federal income tax (benefit) expense	(120.7)	55.3	72.2	(535.7)	$(528.9)

Less: non-operating net realized investment losses[1]	—	—	—	533.9
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(48.6)

Pre-tax operating (loss) earnings	$(120.7)	$55.3	$72.2	$(50.4)

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

	Three months ended September 30, 2007
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$166.5	$35.9	$143.1	$—	345.5
Premiums	29.7	—	72.0	—	101.7
Net investment income	153.4	162.1	116.7	115.1	547.3
Non-operating net realized investment losses[1]	—	—	—	(17.0)	(17.0)
Other income	9.4	86.9	1.0	57.0	154.3

Total revenues	359.0	284.9	332.8	155.1	1,131.8

Benefits and expenses:
Interest credited to policyholder accounts	109.7	111.9	48.1	63.6	333.3
Benefits and claims	51.9	—	109.5	—	161.4
Policyholder dividends	—	—	23.1	—	23.1
Amortization of DAC	79.8	9.4	27.1	(4.2)	112.1
Amortization of VOBA and other intangible assets	1.4	0.8	10.1	0.4	12.7
Interest expense	—	—	—	28.9	28.9
Other operating expenses	51.2	103.2	49.7	65.3	269.4

Total benefits and expenses	294.0	225.3	267.6	154.0	940.9

Income from continuing operations before federal income tax expense	65.0	59.6	65.2	1.1	$190.9

Less: non-operating net realized investment losses[1]	—	—	—	17.0
Less: adjustment to amortization related to net realized gains and losses	—	—	—	(4.2)

Pre-tax operating earnings	$65.0	$59.6	$65.2	$13.9

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

	Nine months ended September 30, 2008
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$479.5	$95.7	$461.1	$—	$1,036.3
Premiums	84.3	—	219.8	—	304.1
Net investment income	398.4	485.9	362.2	265.3	1,511.8
Non-operating net realized investment losses[1]	—	—	—	(745.8)	(745.8)
Other income	21.4	253.5	2.5	97.6	375.0

Total revenues	983.6	835.1	1,045.6	(382.9)	2,481.4

Benefits and expenses:
Interest credited to policyholder accounts	281.7	324.7	146.0	154.8	907.2
Benefits and claims	182.2	1.1	367.0	(4.4)	545.9
Policyholder dividends	—	—	72.0	—	72.0
Amortization of DAC	386.0	31.2	100.8	(57.3)	460.7
Amortization of VOBA and other intangible assets	4.7	1.5	15.4	1.3	22.9
Interest expense	—	—	—	79.7	79.7
Other operating expenses	139.5	311.8	128.9	186.4	766.6

Total benefits and expenses	994.1	670.3	830.1	360.5	2,855.0

(Loss) income from continuing operations before federal income tax (benefit) expense	(10.5)	164.8	215.5	(743.4)	$(373.6)

Less: non-operating net realized investment losses[1]	—	—	—	745.8
Less: adjustment to amortization related to net realized gains and losses	—	—	—	(61.8)

Pre-tax operating (loss) earnings	$(10.5)	$164.8	$215.5	$(59.4)

Assets as of period end	$47,160.3	$24,687.2	$21,159.5	$9,079.9	$102,086.9

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

September 30, 2008 and 2007

	Nine months ended September 30, 2007
(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
Revenues:
Policy charges	$488.8	$110.0	$425.7	$—	$1,024.5
Premiums	93.4	—	223.6	—	317.0
Net investment income	494.4	489.5	352.1	378.9	1,714.9
Non-operating net realized investment losses[1]	—	—	—	(34.7)	(34.7)
Other income	22.5	249.8	2.5	163.7	438.5

Total revenues	1,099.1	849.3	1,003.9	507.9	3,460.2

Benefits and expenses:
Interest credited to policyholder accounts	342.3	334.0	143.0	193.1	1,012.4
Benefits and claims	173.2	—	327.9	—	501.1
Policyholder dividends	—	—	64.4	—	64.4
Amortization of DAC	192.0	18.3	62.5	(9.2)	263.6
Amortization of VOBA and other intangible assets	4.0	2.1	32.7	1.2	40.0
Interest expense	—	—	—	80.9	80.9
Debt extinguishment costs	—	—	—	10.2	10.2
Other operating expenses	156.0	318.2	142.9	184.9	802.0

Total benefits and expenses	867.5	672.6	773.4	461.1	2,774.6

Income from continuing operations before federal income tax expense	231.6	176.7	230.5	46.8	$685.6

Less: non-operating net realized investment losses[1]	—	—	—	34.7
Less: adjustment to amortization related to net realized gains and losses	—	—	—	(9.2)

Pre-tax operating earnings	$231.6	$176.7	$230.5	$72.3

Assets as of period end	$58,522.4	$28,622.4	$23,673.3	$10,642.4	$121,460.5

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

(xi)

reduction in the value of the Company’s investment portfolio as a result of changes in interest rates, yields and liquidity in the market as well as geopolitical conditions and the impact of political, regulatory, judicial, economic or financial events, including terrorism, affecting the market generally and companies in the Company’s investment portfolio specifically;

(xii)

general economic and business conditions that are less favorable than expected, including the impact of recent distress in financial markets on the Company’s collateral obligations, sales and counterparty credit risk;

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

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of the Company that market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), an indirect wholly-owned subsidiary; NFN producers; and Mullin TBG Insurance Agency Services, LLC (Mullin TBG), a joint venture between the Company’s majority-owned subsidiary, TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial), and MC Insurance Agency Services, LLC d/b/a Mullin Consulting (Mullin Consulting) (see Part I – Financial Information, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Overview – Discontinued Operations for information on the sale of TBG Financial); and NFG. The Company also distributes retirement savings products through the agency distribution force of its ultimate majority parent company, Nationwide Mutual Insurance Company (NMIC).

As a result of its initial public offering in March 1997 and subsequent stock related transactions, 33.5% of the economic interest in NFS is publicly owned, with the remainder owned by Nationwide Corporation, which is a majority-owned subsidiary of NMIC.

On August 6, 2008, the Company entered into a definitive agreement for NMIC, Nationwide Mutual Fire Insurance Company (NMFIC) and Nationwide Corporation (Nationwide Corp.) to acquire all of the outstanding publicly held Class A common shares of the Company for $52.25 per share in cash. The transaction is expected to close by the end of 2008 or in the first quarter of 2009, subject to receipt of shareholder approval and customary regulatory approvals and satisfaction of closing conditions. NMIC and its affiliates, which collectively hold 95.2% of the combined voting power of the outstanding common shares, have indicated that they will vote to approve the transaction.

Business Segments

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 12 – Segment Information for a discussion of reportable segments, including the components of each segment.

The following table summarizes pre-tax operating (loss) earnings by segment for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2008	2007	Change	2008	2007	Change
Individual Investments	$(120.7)	$65.0	NM	$(10.5)	$231.6	NM
Retirement Plans	55.3	59.6	(7)%	164.8	176.7	(7)%
Individual Protection	72.2	65.2	11%	215.5	230.5	(7)%
Corporate and Other	(50.4)	13.9	NM	(59.4)	72.3	NM

Revenues and Expenses

The Company earns revenues and generates cash primarily from policy charges, life insurance premiums and net investment income. Policy charges include asset fees, which are earned primarily from separate account values generated from the sale of individual and group variable annuities and investment life insurance products; cost of insurance charges earned on all life insurance products except traditional, which are assessed on the amount of insurance in force in excess of the related policyholder account value; administrative fees, which include fees charged per contract on a variety of the Company’s products and premium loads on universal life insurance products; and surrender fees, which are charged as a percentage of premiums withdrawn during a specified period for annuity and certain life insurance contracts. Net investment income includes earnings on investments supporting fixed annuities, the medium-term note (MTN) program and certain life insurance products, and earnings on invested assets not allocated to product segments, all net of related investment expenses. Other income includes asset fees, administrative fees, commissions and other income earned by subsidiaries of the Company that provide administrative, marketing, distribution and retail asset management services.

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

Discontinued Operations

During the quarter ended December 31, 2007, the Company committed to a plan of sale of its interest in TBG Financial. During the quarter ended September 30, 2008, the Company entered into an agreement to sell its interest in TBG Financial for approximately $41 million in cash and potential additional consideration in the form of an earnout provision. Based on management’s determination that the carrying value of this business exceeded its estimated fair value (less the estimated cost to sell), the Company recorded a pre-tax loss of $8.8 million ($7.2 million, net of taxes) during the quarter ended September 30, 2008, writing down a portion of the goodwill associated with this business. The sale was completed on October 10, 2008. Effective March 31, 2007, the Company completed the sale of The 401(k) Company for $115.4 million in cash and recorded a $45.5 million gain, net of taxes. The results of operations of TBG Financial and The 401(k) Company and the gain on sale of The 401(k) Company are reflected as discontinued in the condensed consolidated statements of (loss) income. In addition, the sales tables and “Other Data” section of the Retirement Plans segment table in the subsequent portions of Part I – Financial Information, Item 2 – MD&A exclude amounts applicable to The 401(k) Company.

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

Fair Value Measurements

As described in Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 4 – Fair Value Measurements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157) effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods, including market, income and cost approaches. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Investments

For fixed maturity and marketable equity securities for which market quotations are available, the Company generally uses independent pricing services to assist in determining the fair market measurement. For fixed maturity securities not priced by independent services (generally private placement securities), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining private spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. Additionally, a “structured product model” is used to value certain fixed maturity securities with complex cash flows, such as certain mortgage-backed securities (MBSs) and asset-backed securities (ABSs). The structured product model uses third party pricing tools. For securities for which quoted market prices are not available and for which the Company’s structured product model is not suitable for estimating fair values, fair values are determined using other modeling techniques, primarily a commercial software application utilized in valuing complex securitized investments with variable cash flows. The Company also utilized broker quotes in pricing securities or to validate modeled prices.

As of September 30, 2008, 77% of the fair values of fixed maturity securities were obtained from independent pricing services, 15% from the Company’s pricing matrices and 8% from other sources (compared to 71%, 16% and 13%, respectively, as of December 31, 2007).

Available-for-sale securities valued using significant Level 3 inputs primarily include the Company’s non-investment grade holdings in collateralized mortgage obligations, MBSs, ABSs and ABS trust preferred notes. Also included are counterparty or internally priced securities and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC). As of September 30, 2008, Level 3 investments comprised 10% of total investments measured at fair value.

Counterparty Risk Associated with Derivatives

The Company’s derivative activities primarily are with financial institutions and corporations. To attempt to minimize credit risk, the Company enters into legally enforceable master netting agreements, which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon occurrence of certain events. In addition, the Company attempts to reduce credit risk by obtaining collateral from counterparties. The determination of the need for and the levels of collateral vary based on an assessment of the credit risk of the counterparty. Generally, the Company accepts collateral in the form of cash, U.S. Treasury securities and other marketable securities.

As of September 30, 2008 and December 31, 2007, the Company had received $225.9 million and $245.4 million, respectively, of cash for derivative collateral. The Company also held $27.3 million and $18.5 million of securities as off-balance sheet collateral on derivative transactions as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, the Company had pledged fixed maturity securities with a fair value of $14.9 million and $18.8 million, respectively, as collateral to various derivative counterparties. The Company considers its exposure to credit risk related to uncollateralized derivative receivables and payables in measuring the fair value of its derivative assets and liabilities. The impact of this risk was immaterial to the overall fair value measurement as of September 30, 2008.

Inactive Markets

Recent market conditions have led to illiquidity in certain markets for financial instruments, causing the Company to consider such markets inactive. Examples of the criterion used by the Company to determine that a market is inactive include, but are not limited to, a significant widening of bid-ask spreads in brokered markets; significant decreases in trade volumes relative to historical levels; few observable transactions; non-binding broker quotes; and noncurrent pricing for recent transactions with significant variance over time or among market makers in the observable prices for such transactions, thus reducing the potential relevance of those observations.

For markets it considers inactive, for which no Level 2 measurement is available, the Company uses a weighting of broker quotes and internal pricing models to determine the estimated fair market values of financial instruments. The Company’s holdings in financial instruments in inactive markets were immaterial to the overall investment portfolio as of September 30, 2008, representing only 1.0% of total amortized cost and 0.9% of total estimated fair value.

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

Note 2 to the audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K provides a summary of significant accounting policies. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 3 – Recently Issued Accounting Standards for a discussion of recently issued accounting standards. The Company’s critical accounting policies have not changed materially from those disclosed in the Company’s 2007 Annual Report on Form 10-K. However, disclosed below are the impact of unlocking certain DAC assumptions 2007 and 2008 and further clarification of the assumptions included in the Company’s DAC sensitivity analysis.

Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products

The Company has deferred certain costs of acquiring investment and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. In addition, the Company defers sales inducements, such as interest credit bonuses and jumbo deposit bonuses. Investment products primarily consist of individual and group variable and fixed deferred annuities in the Individual Investments and Retirement Plans segments. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance (COLI), bank-owned life insurance (BOLI) and other interest-sensitive life insurance policies in the Individual Protection segment. DAC is subject to recoverability testing in the year of policy issuance and loss recognition testing at the end of each reporting period.

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

The assumptions used in the estimation of future gross profits are based on the Company’s current best estimates of future events and are reviewed as part of an annual process during the second quarter. During the annual process, the Company performs a comprehensive study of assumptions, including mortality and persistency studies, maintenance expense studies, and an evaluation of projected general and separate account investment returns. The most significant assumptions that are involved in the estimation of future gross profits include future net separate account investment performance, surrender/lapse rates, interest margins and mortality. Currently, the Company’s long-term assumption for net separate account investment performance is approximately 7% growth per year and varies by product. The Company reviews this assumption, like others, as part of its annual process. If this assumption were unlocked, the date of the unlocking could become the anchor date used in the reversion to the mean process (defined below). Variances from the long-term assumption are expected since the majority of the investments in the underlying separate accounts are in equity securities, which strongly correlate in the aggregate with the Standard & Poor’s Ratings Services (S&P) 500 Index. The Company bases its reversion to the mean process on actual net separate account investment performance from the anchor date to the valuation date. The Company then assumes different performance levels over the next three years such that the separate account mean return measured from the anchor date to the end of the life of the product equals the long-term assumption. The assumed net separate account investment performance used in the DAC models is intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process limits net separate account investment performance to 0-15% during the three-year reversion period. See below for a discussion of 2008 and 2007 assumption changes that impacted DAC amortization and related balances.

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

In addition to the comprehensive annual study of assumptions, management evaluates the appropriateness of the individual variable annuity DAC balance quarterly within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during a given period, assumptions are required to be unlocked, and DAC is recalculated using revised best estimate assumptions. When DAC assumptions are unlocked and revised, the Company continues to use the reversion to the mean process. See below for a discussion of 2008 and 2007 assumption changes that impacted DAC amortization and related balances.

For variable annuity products, the DAC balance is sensitive to the effects of changes in the Company’s estimates of gross profits, primarily due to the significant portion of the Company’s gross profits that are dependent upon the rate of return on assets held in separate accounts. This rate of return influences fees earned by the Company from these products and costs incurred by the Company associated with minimum contractual guarantees, as well as other sources of future expected gross profits. As previously stated, the Company’s current long-term assumption for net separate account investment performance is approximately 7% growth per year. In its ongoing evaluation of this assumption, the Company monitors its historical experience, market information and other relevant trends. To demonstrate the sensitivity of both the Company’s variable annuity product DAC balance, which was approximately $1.8 billion in aggregate as of September 30, 2008, and related amortization, a 1% increase (to 8%) or decrease (to 6%) in the long-term assumption for net separate account investment performance would result in an approximately $20.0 million net decrease or net increase, respectively, in DAC amortization over the following year. These fluctuations are reasonably likely to occur. The information provided above considers only changes in the assumption for long-term net separate account investment performance and excludes changes in other assumptions used in the Company’s evaluation of DAC.

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

Accordingly, the second quarter 2007 unlocking process included changes in several assumptions, including assumptions affecting net separate account investment performance. This unlocking resulted in a net increase in DAC and a benefit to DAC amortization and other related balances totaling $216.5 million pre-tax, which was reported in the following segments in the pre-tax amounts indicated: Individual Investments - $196.4 million; Retirement Plans - $10.5 million; and Individual Protection - $9.6 million, net of a $5.1 million charge for the acceleration of amortization of VOBA. First, the Company reset the anchor date for its reversion to the mean calculations, which increased the annual net separate account growth rate to 7% during the first three years of the projection period from 0% (which was the rate of return for the three-year reversion period required from the previous anchor date). Second, as a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company unlocked and reset its long-term assumption for net separate account growth rates to 7% from 8%. This decreased the net separate account growth rate by 1% to 7% for all years subsequent to the three-year reversion period. The combination of resetting these two factors resulted in a $161.9 million increase in DAC and benefit to DAC amortization and other related balances. The impact of changing the annual net separate account growth rate from 0% to 7% during the three-year reversion period had a much larger effect on the DAC balance when compared to the 1% incremental change in the long-term assumption for net separate account investment performance. The remainder of the increase in DAC and benefit to DAC amortization and other related balances resulting from the DAC unlocking process primarily was related to the recorded balance of individual variable annuity DAC falling outside the Company’s preset parameters for the prescribed period, which was driven by favorable market performance in excess of the assumed net separate account returns. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a $78.8 million increase in DAC and benefit to DAC amortization and other related balances. This was partially offset by a $24.2 million decrease in DAC and increase in DAC amortization and other related balances due to increasing estimated lapse rates for fixed annuity and BOLI products.

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

During the third quarter of 2008, the Company’s recorded balance of individual variable annuity DAC fell outside the Company’s preset parameters for the prescribed period, which primarily was driven by unfavorable market performance compared to the assumed net separate account returns. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a decrease in DAC and an increase in DAC amortization and other related balances totaling $187.6 million pre-tax ($177.2 million in Individual Investments and $10.4 million in Corporate and Other). The Company continues to use the reversion to the mean process with the anchor date that was reset during the second quarter 2007 unlocking as described above. The Company evaluated the assumed separate account performance level over the next three years and determined that the assumptions inherent in the reversion period were reasonable. The annual net separate account growth rate for the mean reversion period is 15%, the maximum rate under the Company’s parameters. Accordingly, future periods may incur additional amortization of DAC if the Company’s actual returns are less than assumed.

Results of Operations

Third Quarter – 2008 Compared to 2007

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Three months ended September 30,
(in millions)	2008	2007	Change
Revenues:
Policy charges:
Asset fees	$174.3	$193.5	(10)%
Cost of insurance charges	113.4	105.1	8%
Administrative fees	33.1	29.7	11%
Surrender fees	16.0	17.2	(7)%

Total policy charges	336.8	345.5	(3)%
Premiums	89.8	101.7	(12)%
Net investment income	480.8	547.3	(12)%
Net realized investment losses	(555.1)	(20.4)	NM
Other income	132.3	157.7	(16)%

Total revenues	484.6	1,131.8	(57)%

Benefits and expenses:
Interest credited to policyholder accounts	300.5	333.3	(10)%
Benefits and claims	183.7	161.4	14%
Policyholder dividends	23.7	23.1	3%
Amortization of DAC	224.8	112.1	101%
Amortization of VOBA and other intangible assets	9.6	12.7	(24)%
Interest expense	26.1	28.9	(10)%
Other operating expenses	245.1	269.4	(9)%

Total benefits and expenses	1,013.5	940.9	8%

(Loss) income from continuing operations before federal income tax (benefit) expense	(528.9)	190.9	NM
Federal income tax (benefit) expense	(191.7)	44.7	NM

(Loss) income from continuing operations	(337.2)	146.2	NM
Discontinued operations, net of taxes	(9.2)	0.8	NM

Net (loss) income	$(346.4)	$147.0	NM

The Company recorded a net loss during the third quarter of 2008 compared to net income in the prior year quarter primarily due to increases in net realized investment losses and amortization of DAC. In addition, lower interest spread income, reduced other income, higher benefits and claims, and lower asset fees contributed to the overall decrease, partially offset by lower other operating expenses. Lastly, the Company recorded a federal income tax benefit for the current year quarter primarily due to the impact of net realized investment losses.

Higher net realized investment losses primarily were driven by a $380.2 million increase in impairment charges due to challenging conditions in the credit markets. In addition, the Company recorded a $103.7 million increase in losses on living benefit embedded derivatives, net of economic hedging activity. Finally, the Company recorded a $22.8 million loss in its structured products business related to impairments on mortgages and mortgage loan commitments, and valuation losses on assets held for trading purposes increased $5.6 million.

Amortization of DAC increased primarily due to the aforementioned $182.3 million impact of DAC unlocking in the third quarter of 2008. However, net realized losses on embedded derivatives in annuity products offering living benefits decreased amortization of DAC by $40.6 million in the third quarter of 2008. Furthermore, lower gross profits lowered amortization of DAC by $23.3 million in the current year quarter.

Interest spread income declined primarily within the Corporate and Other segment due to lower income from alternative investments, declines in average returns and lower average assets levels. See Part I – Financial Information, Item 2 – MD&A – Business Segments for a more detailed discussion of interest spread income.

The decline in other income occurred primarily in the Corporate and Other segment due to lower broker/dealer revenues and in the Retirement Plans segment due to lower average non-insurance assets.

Benefits and claims increased primarily in the Individual Investments segment due to increased guaranteed benefit expenses driven by declines in the financial markets and due to growth in business offering living benefits.

The decrease in asset fees primarily was driven by lower average separate account values in the Individual Investments segment due to unfavorable market performance, partially offset by a higher average variable asset fee rate as new business with living benefit riders and corresponding higher fee rates influenced the overall average rate.

Other operating expenses declined primarily due to lower employee incentives and benefits.

Year-to-Date – 2008 Compared to 2007

The following table summarizes the Company’s consolidated results of operations for the periods indicated:

	Nine months ended September 30,
(in millions)	2008	2007	Change
Revenues:
Policy charges:
Asset fees	$545.8	$570.7	(4)%
Cost of insurance charges	334.1	312.8	7%
Administrative fees	105.4	86.7	22%
Surrender fees	51.0	54.3	(6)%

Total policy charges	1,036.3	1,024.5	1%
Premiums	304.1	317.0	(4)%
Net investment income	1,511.8	1,714.9	(12)%
Net realized investment losses	(787.9)	(34.4)	NM
Other income	417.1	438.2	(5)%

Total revenues	2,481.4	3,460.2	(28)%

Benefits and expenses:
Interest credited to policyholder accounts	907.2	1,012.4	(10)%
Benefits and claims	545.9	501.1	9%
Policyholder dividends	72.0	64.4	12%
Amortization of DAC	460.7	263.6	75%
Amortization of VOBA and other intangible assets	22.9	40.0	(43)%
Interest expense	79.7	80.9	(1)%
Debt extinguishment costs	—	10.2	NM
Other operating expenses	766.6	802.0	(4)%

Total benefits and expenses	2,855.0	2,774.6	3%

(Loss) income from continuing operations before federal income tax (benefit) expense	(373.6)	685.6	NM
Federal income tax (benefit) expense	(166.1)	171.4	NM

(Loss) income from continuing operations	(207.5)	514.2	NM
Discontinued operations, net of taxes	(9.0)	44.4	NM
Cumulative effect of adoption of accounting principles, net of taxes	—	(6.0)	NM

Net (loss) income	$(216.5)	$552.6	NM

The Company recorded a net loss during the first nine months of 2008 compared to net income in the prior year period primarily due to increases in net realized investment losses and amortization of DAC. In addition, lower interest spread income and higher benefits and claims partially were offset by lower other operating expenses. Results for the first nine months of 2007 also included the aforementioned $45.5 million gain on the sale of The 401(k) Company, while the first nine months of 2008 included a $7.2 million loss related to the sale of TBG Financial as previously discussed. Lastly, the Company recorded a federal income tax benefit for the current year period primarily due to the impact of net realized investment losses.

Net realized investment losses increased primarily due to a $544.5 million increase in impairment charges due to challenging conditions in the credit markets. In addition, the Company recorded a $121.4 million increase in losses on living benefit embedded derivatives, net of economic hedging activity. Finally, the Company recorded $32.3 million in losses in its structured products business related to impairments on mortgages and mortgage loan commitments, and valuation losses on assets held for trading purposes increased $14.5 million.

Higher amortization of DAC was due to several factors. First, the aforementioned DAC unlocking in the first nine months of 2007 lowered amortization of DAC by $235.8 million in the same period a year ago. Next, the previously discussed DAC unlockings in the second and third quarters of 2008 increased amortization of DAC by $196.2 million in the current year period. However, the Company modified the features of its L.inc product within the Individual Investments segment during the first nine months of 2007. This modification required the Company to extinguish existing DAC and other balances related to L.inc, resulting in a $124.0 million increase in amortization of DAC and increased annuity benefits of $11.0 million in the prior year period. In addition, net realized losses on embedded derivatives in annuity products offering living benefits decreased amortization of DAC by $49.1 million in the first nine months of 2008. Finally, lower gross profits in the current year period and a lower rate of DAC amortization due to the impact of 2007 unlocking further offset the increases described above by $34.9 million and $27.8 million, respectively.

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

Other operating expenses declined primarily due to lower employee incentives and benefits, premium taxes and agency marketing costs.

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

Third Quarter – 2008 Compared to 2007

The following table summarizes sales by product and segment for the periods indicated:

	Three months ended September 30,
(in millions)	2008	2007	Change
Individual Investments
Individual variable annuities	$894.0	$1,393.5	(36)%
Individual fixed annuities	77.2	37.0	109%
Income products	37.7	54.4	(31)%
Advisory services program	4.6	42.6	(89)%

Total Individual Investments	1,013.5	1,527.5	(34)%

Retirement Plans
Private sector:
Group annuity products	201.3	249.3	(19)%
Group trust products	1,141.3	1,201.7	(5)%

Total group products	1,342.6	1,451.0	(7)%
NFN products	40.7	38.6	5%
Other	21.1	14.9	42%

Total private sector	1,404.4	1,504.5	(7)%

Public sector:
IRC Section 457 annuities	434.2	387.1	12%
Administration-only agreements	693.3	679.0	2%

Total public sector	1,127.5	1,066.1	6%

Total Retirement Plans	2,531.9	2,570.6	(2)%

Individual Protection
Traditional/universal life insurance	139.7	135.4	3%
Variable life insurance	137.4	156.3	(12)%
Corporate-owned life insurance	69.6	54.4	28%

Total Individual Protection	346.7	346.1	—

Total sales	$3,892.1	$4,444.2	(12)%

See Part I – Financial Information, Item 2 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Three months ended September 30,
(in millions)	2008	2007	Change
Non-affiliated:
Independent broker/dealers	$1,291.1	$1,555.0	(17)%
Wirehouse and regional firms	522.2	703.6	(26)%
Financial institutions	462.5	604.1	(23)%
Pension plan administrators	109.1	95.6	14%
Life insurance specialists	47.2	12.9	NM

Total non-affiliated sales	2,432.1	2,971.2	(18)%

Affiliated:
NRS	1,135.6	1,073.8	6%
NFN producers	302.0	357.7	(16)%
Mullin TBG	22.4	41.5	(46)%

Total affiliated sales	1,460.0	1,473.0	(1)%

Total sales	$3,892.1	$4,444.2	(12)%

The decrease in total sales primarily was due to declines in individual variable annuity sales in the Individual Investments segment. The Company believes volatile market conditions and the current economic slowdown have negatively impacted variable product sales throughout the industry. In addition, economic conditions drove down private sector group product sales in the Retirement Plans segment, reflecting fewer plan transfers. Strong sales of public sector IRC Section 457 annuity plans in the Retirement Plans segment and increased sales of individual fixed annuities in the Individual Investments segment partially offset the overall decline.

Lower sales through the financial institutions, wirehouse and regional firms, independent broker/dealers, and NFN producers channels reflect the decline in variable product sales mentioned above, partially mitigated by increased sales of IRC Section 457 annuities and individual fixed annuities.

Increased NRS sales were driven by additional deposits from two large administration-only agreements.

Year-to-Date – 2008 Compared to 2007

The following table summarizes sales by product and segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2008	2007	Change
Individual Investments
Individual variable annuities	$3,214.2	$4,029.3	(20)%
Individual fixed annuities	160.9	114.4	41%
Income products	144.0	160.1	(10)%
Advisory services program	52.7	116.0	(55)%

Total Individual Investments	3,571.8	4,419.8	(19)%

Retirement Plans
Private sector:
Group annuity products	677.3	822.6	(18)%
Group trust products	3,730.0	3,879.2	(4)%

Total group products	4,407.3	4,701.8	(6)%
NFN products	120.2	105.7	14%
Other	61.4	55.7	10%

Total private sector	4,588.9	4,863.2	(6)%

Public sector:
IRC Section 457 annuities	1,313.4	1,162.3	13%
Administration-only agreements	2,073.8	2,050.1	1%

Total public sector	3,387.2	3,212.4	5%

Total Retirement Plans	7,976.1	8,075.6	(1)%

Individual Protection
Traditional/universal life insurance	446.0	394.0	13%
Variable life insurance	428.7	474.3	(10)%
Corporate-owned life insurance	423.9	411.2	3%

Total Individual Protection	1,298.6	1,279.5	1%

Total sales	$12,846.5	$13,774.9	(7)%

See Part I – Financial Information, Item 2 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the periods indicated:

	Nine months ended September 30,
(in millions)	2008	2007	Change
Non-affiliated:
Independent broker/dealers	$4,278.4	$4,774.2	(10)%
Wirehouse and regional firms	1,837.5	2,064.0	(11)%
Financial institutions	1,626.5	1,837.4	(11)%
Pension plan administrators	329.8	370.3	(11)%
Life insurance specialists	248.1	192.3	29%

Total non-affiliated sales	8,320.3	9,238.2	(10)%

Affiliated:
NRS	3,410.9	3,235.6	5%
NFN producers	939.5	1,082.1	(13)%
Mullin TBG	175.8	219.0	(20)%

Total affiliated sales	4,526.2	4,536.7	—

Total sales	$12,846.5	$13,774.9	(7)%

The decrease in total sales primarily was due to lower variable product sales, especially individual variable annuity sales in the Individual Investments segment. The Company believes volatile market conditions and the current economic slowdown have negatively impacted variable product sales industrywide. Economic conditions also contributed to lower private sector group product sales in the Retirement Plans segment through reduced employer discretionary contributions, employee deferrals and plan transfers. Strong sales of public sector IRC Section 457 annuity plans in the Retirement Plans segment, the ULtimate universal life product in the Individual Protection segment and individual fixed annuities in the Individual Investments segment partially offset the overall decline.

Lower sales through the independent broker/dealers, wirehouse and regional firms, financial institutions, NFN producers , and pension plan administrators channels reflect the declines in variable and group product sales mentioned above, partially mitigated by increased sales of IRC Section 457 annuities, universal life products and individual fixed annuities.

Increased NRS sales were driven by additional deposits from two large administration-only agreements and increased contributions into the Company’s fixed return products.

Business Segments

Individual Investments

Third Quarter – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Three months ended September 30,
(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$135.7	$148.0	(8)%
Administrative fees	8.9	7.0	27%
Surrender fees	11.0	11.5	(4)%

Total policy charges	155.6	166.5	(7)%
Premiums	20.2	29.7	(32)%
Net investment income	131.5	153.4	(14)%
Other income	7.2	9.4	(23)%

Total revenues	314.5	359.0	(12)%

Benefits and expenses:
Interest credited to policyholder accounts	93.3	109.7	(15)%
Benefits and claims	70.4	51.9	36%
Amortization of DAC	226.3	79.8	184%
Amortization of VOBA and other intangible assets	0.5	1.4	(64)%
Other operating expenses	44.7	51.2	(13)%

Total benefits and expenses	435.2	294.0	48%

Pre-tax operating (loss) earnings	$(120.7)	$65.0	NM

Other Data
Interest spread margin:
Net investment income	5.30%	5.55%
Interest credited	3.72%	3.79%

Interest spread on average general account values	1.58%	1.76%

Sales:
Individual variable annuities	$894.0	$1,393.5	(36)%
Individual fixed annuities	77.2	37.0	109%
Income products	37.7	54.4	(31)%
Advisory services program	4.6	42.6	(89)%

Total sales	$1,013.5	$1,527.5	(34)%

Average account values:
General account	$10,028.4	$11,588.1	(13)%
Separate account	36,171.4	42,502.5	(15)%
Advisory services program	441.3	656.6	(33)%

Total average account values	$46,641.1	$54,747.2	(15)%

Pre-tax operating (loss) earnings to average account values	(1.04)%	0.48%

The Individual Investments segment recorded a pre-tax operating loss for the third quarter of 2008 compared to pre-tax operating earnings in the prior year quarter primarily due to higher amortization of DAC. In addition, higher benefits and claims and lower asset fees, premiums and interest spread income partially were offset by reduced other operating expenses.

Higher amortization of DAC primarily was due to the aforementioned DAC unlocking in the third quarter of 2008, which increased amortization by $172.9 million. The impact of the 2008 unlocking partially was offset by lower gross profits in the current year period, which lowered amortization of DAC by $23.3 million.

Benefits and claims increased primarily due to higher guaranteed benefit expenses of $24.7 million driven by declines in the financial markets and growth in business offering living benefits, partially offset by a $7.6 million decline in immediate annuity reserves due to lower sales.

Asset fees are calculated daily and charged as a percentage of separate account values. Lower average separate account values driven by unfavorable market performance decreased asset fees by $23.7 million. However, the average variable asset fee rate increased to 1.50% from 1.39% in the prior year quarter as new business with living benefit riders and corresponding higher fee rates influenced the overall average rate, increasing asset fees by $11.4 million.

The decrease in premiums primarily was attributable to a 31% decline in income products sales due to volatile market conditions.

Interest spread income declined primarily due to lower general account assets caused by fixed annuity net outflows (average account values fell 13%), which reduced interest spread income by approximately $5.9 million.

Other operating expenses declined primarily due to a $5.2 million decrease in employee incentives and benefits.

Lower overall sales primarily were attributable to the individual variable annuity business due to volatile market conditions and the current economic slowdown, partially offset by improved fixed annuity sales.

Year-to-Date – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Investments segment for the periods indicated:

	Nine months ended September 30,
(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$422.8	$432.6	(2)%
Administrative fees	24.5	19.5	26%
Surrender fees	32.2	36.7	(12)%

Total policy charges	479.5	488.8	(2)%
Premiums	84.3	93.4	(10)%
Net investment income	398.4	494.4	(19)%
Other income	21.4	22.5	(5)%

Total revenues	983.6	1,099.1	(11)%

Benefits and expenses:
Interest credited to policyholder accounts	281.7	342.3	(18)%
Benefits and claims	182.2	173.2	5%
Amortization of DAC	386.0	192.0	101%
Amortization of VOBA and other intangible assets	4.7	4.0	18%
Other operating expenses	139.5	156.0	(11)%

Total benefits and expenses	994.1	867.5	15%

Pre-tax operating (loss) earnings	$(10.5)	$231.6	NM

Other Data
Interest spread margin:
Net investment income	5.33%	5.68%
Interest credited	3.66%	3.77%

Interest spread on average general account values	1.67%	1.91%

Sales:
Individual variable annuities	$3,214.2	$4,029.3	(20)%
Individual fixed annuities	160.9	114.4	41%
Income products	144.0	160.1	(10)%
Advisory services program	52.7	116.0	(55)%

Total sales	$3,571.8	$4,419.8	(19)%

Average account values:
General account	$10,257.4	$12,126.1	(15)%
Separate account	38,394.6	41,114.3	(7)%
Advisory services program	533.6	631.8	(16)%

Total average account values	$49,185.6	$53,872.2	(9)%

Account values as of period end:
Individual variable annuities	$37,660.1	$47,067.0	(20)%
Individual fixed annuities	4,155.0	5,113.3	(19)%
Income products	2,112.3	2,083.8	1%
Advisory services program	359.8	669.5	(46)%

Total account values	$44,287.2	$54,933.6	(19)%

Pre-tax operating (loss) earnings to average account values	(0.03)%	0.57%

The Individual Investments segment recorded a pre-tax operating loss for the first nine months of 2008 compared to pre-tax operating earnings in the prior year period primarily due to higher amortization of DAC. In addition, lower interest spread income, asset fees and premiums partially were offset by a decline in other operating expenses.

Higher amortization of DAC primarily was due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC by $208.9 million in the first nine months of 2007. In addition, the aforementioned DAC unlockings in the third and second quarters of 2008 increased amortization of DAC by $172.9 million and $8.8 million, respectively, in the current year period. However, the Company modified the features of its L.inc product within this segment during the second quarter of 2007. This modification required the Company to extinguish existing DAC and other balances related to L.inc, resulting in a $124.0 million increase in amortization of DAC and increased annuity benefits of $11.0 million in the first nine months of 2007. Additionally, lower gross profits in the current year period and a lower rate of DAC amortization due to the impact of 2007 unlocking lowered amortization of DAC by $34.9 million and $27.8 million, respectively, to further offset the increases noted above.

Interest spread income declined primarily due to lower general account assets caused by fixed annuity net outflows (average account values fell 15%), which reduced interest spread income by approximately $21.3 million. In addition, the current period margins included a $9.5 million decrease in income from mortgage loan prepayments and bond call premiums compared to the same period a year ago.

Lower average separate account values driven by unfavorable market performance decreased asset fees by $29.9 million. However, the average variable asset fee rate increased to 1.47% from 1.40% in the prior year quarter as new business with living benefit riders and corresponding higher fee rates influenced the overall average rate, increasing asset fees by $20.1 million.

The decrease in premiums primarily was attributable to a 10% decline in income products sales due to volatile market conditions.

Other operating expenses declined primarily due to decreases in employee incentives ($7.8 million) and technology costs ($3.8 million).

Lower overall sales primarily were attributable to the individual variable annuity business due to volatile market conditions and the current economic slowdown, partially offset by improved fixed annuity sales.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of September 30, 2008:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	NA	$927.9	3.74%	$—	NA	927.9	3.74%
Minimum interest rate of 3.00% to 3.49%	1,101.2	4.01%	2,700.4	3.14%	—	NA	3,801.6	3.39%
Minimum interest rate lower than 3.00%	806.8	3.51%	561.6	3.60%	44.8	4.06%	1,413.2	3.56%
MVA with no minimum interest rate guarantee	—	NA	—	NA	1,957.7	2.42%	1,957.7	2.42%

Total deferred individual fixed annuities	$1,908.0	3.80%	$4,189.9	3.33%	$2,002.5	2.46%	$8,100.4	3.23%

Retirement Plans

Third Quarter – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Three months ended September 30,
(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$26.3	$32.1	(18)%
Administrative fees	2.6	3.2	(19)%
Surrender fees	0.4	0.6	(33)%

Total policy charges	29.3	35.9	(18)%
Net investment income	163.9	162.1	1%
Other income	81.8	86.9	(6)%

Total revenues	275.0	284.9	(3)%

Benefits and expenses:
Interest credited to policyholder accounts	110.6	111.9	(1)%
Benefits and claims	1.1	—	NM
Amortization of DAC	9.1	9.4	(3)%
Amortization of VOBA and other intangible assets	0.5	0.8	(38)%
Other operating expenses	98.4	103.2	(5)%

Total benefits and expenses	219.7	225.3	(2)%

Pre-tax operating earnings	$55.3	$59.6	(7)%

Other Data
Interest spread margin:
Net investment income	5.84%	5.80%
Interest credited	3.95%	4.00%

Interest spread on average general account values	1.89%	1.80%

Sales:
Private sector	$1,404.4	$1,504.5	(7)%
Public sector	1,127.5	1,066.1	6%

Total sales	$2,531.9	$2,570.6	(2)%

Average account values:
General account	$11,214.5	$11,176.4	—
Separate account	13,880.9	17,569.7	(21)%
Non-insurance assets	20,123.7	21,648.1	(7)%
Administration-only	28,856.2	30,715.0	(6)%

Total average account values	$74,075.3	$81,109.2	(9)%

Pre-tax operating earnings to average account values	0.30%	0.29%

The decrease in pre-tax operating earnings was driven by lower asset fees and other income, partially offset by lower other operating expenses.

Asset fees decreased due to lower average separate account values driven by unfavorable market performance and separate account assets transferring to non-insurance assets related to the ongoing conversion of group annuity cases to trust product offerings.

Other income includes administrative fees from administration-only plans and asset fees from non-insurance deferred compensation plans and the NTC platform. The decrease was driven by lower average non-insurance assets due to unfavorable market performance.

The decrease in other operating expenses primarily was due to lower employee incentives and benefits.

Private sector sales drove the decrease in overall sales due to fewer plan transfers as a result of volatile market conditions and the current economic slowdown. Higher public sector sales were driven by significant increases in two large administration-only agreements.

Year-to-Date – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the periods indicated:

	Nine months ended September 30,
(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$85.0	$98.9	(14)%
Administrative fees	9.3	8.4	11%
Surrender fees	1.4	2.7	(48)%

Total policy charges	95.7	110.0	(13)%
Net investment income	485.9	489.5	(1)%
Other income	253.5	249.8	1%

Total revenues	835.1	849.3	(2)%

Benefits and expenses:
Interest credited to policyholder accounts	324.7	334.0	(3)%
Benefits and claims	1.1	—	NM
Amortization of DAC	31.2	18.3	70%
Amortization of VOBA and other intangible assets	1.5	2.1	(29)%
Other operating expenses	311.8	318.2	(2)%

Total benefits and expenses	670.3	672.6	—

Pre-tax operating earnings	$164.8	$176.7	(7)%

Other Data
Interest spread margin:
Net investment income	5.82%	5.84%
Interest credited	3.89%	3.98%

Interest spread on average general account values	1.93%	1.86%

Sales:
Private sector	$4,588.9	$4,863.2	(6)%
Public sector	3,387.2	3,212.4	5%

Total sales	$7,976.1	$8,075.6	(1)%

Average account values:
General account	$11,128.6	$11,175.9	—
Separate account	14,836.0	18,005.7	(18)%
Non-insurance assets	20,719.7	20,481.2	1%
Administration-only	29,626.5	29,514.7	—

Total average account values	$76,310.8	$79,177.5	(4)%

Account values as of period end:
Private sector	$27,805.1	$32,726.5	(15)%
Public sector	43,418.1	48,304.8	(10)%

Total account values	$71,223.2	$81,031.3	(12)%

Pre-tax operating earnings to average account values	0.29%	0.30%

The decrease in pre-tax operating earnings was driven by lower asset fees and higher amortization of DAC, partially offset by reduced other operating expenses and higher interest spread income.

Asset fees decreased due to lower average separate account values driven by unfavorable market performance and separate account assets transferring to non-insurance assets related to the ongoing conversion of group annuity cases to trust product offerings.

Higher amortization of DAC primarily was due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC in the first nine months of 2007 by $10.5 million. In addition, the aforementioned DAC unlocking in the second quarter of 2008 increased amortization of DAC by $2.3 million in the current year period.

The decrease in other operating expenses primarily was due to lower employee incentives and benefits.

Interest spread income increased primarily due to lower crediting rates on both private and public sector products.

Private sector sales drove down overall sales due to fewer discretionary employer contributions, employee deferrals and plan transfers as a result of volatile market conditions and the current economic slowdown. The increase in public sector sales was driven by additional deposits from two large administration-only agreements and increased contributions into the Company’s fixed return products.

Individual Protection

Third Quarter – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Three months ended September 30,
(in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$12.3	$13.4	(8)%
Cost of insurance charges	113.4	105.1	8%
Administrative fees	21.6	19.5	11%
Surrender fees	4.6	5.1	(10)%

Total policy charges	151.9	143.1	6%
Premiums	69.6	72.0	(3)%
Net investment income	123.9	116.7	6%
Other income	0.9	1.0	(10)%

Total revenues	346.3	332.8	4%

Benefits and expenses:
Interest credited to policyholder account values	50.1	48.1	4%
Benefits	116.6	109.5	6%
Policyholder dividends	23.7	23.1	3%
Amortization of DAC	33.5	27.1	24%
Amortization of VOBA and other intangible assets	8.2	10.1	(19)%
Other operating expenses	42.0	49.7	(15)%

Total benefits and expenses	274.1	267.6	2%

Pre-tax operating earnings	$72.2	$65.2	11%

Other Data
Sales:
Corporate-owned life insurance	$69.6	$54.4	28%
Traditional/universal life insurance	139.7	135.4	3%
Variable life insurance	137.4	156.3	(12)%

Total sales	$346.7	$346.1	—

The increase in pre-tax operating earnings was driven by higher cost of insurance charges, lower other operating expenses and higher net investment income, partially offset by higher benefits and amortization of DAC.

Cost of insurance charges rose due to increased business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges as the Company’s related mortality risk also rises.

Other operating expenses declined primarily due to lower premium taxes ($4.3 million) and agency marketing costs ($2.2 million).

Interest spread income increased primarily due to growth in the universal life business block driven by sales of the ULtimate product.

Higher benefits primarily were due to adverse mortality in the universal life insurance business. Both the average net claim size and the number of claims in these products increased 10% over the prior year.

Amortization of DAC increased due to higher gross profits in the current quarter.

Sales were flat during the quarter. Lower renewals of variable life products were mostly offset by higher COLI sales. Quarterly sales fluctuations are normal and expected for COLI products.

Year-to-Date – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Protection segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$38.0	$39.2	(3)%
Cost of insurance charges	334.1	312.8	7%
Administrative fees	71.6	58.8	22%
Surrender fees	17.4	14.9	17%

Total policy charges	461.1	425.7	8%
Premiums	219.8	223.6	(2)%
Net investment income	362.2	352.1	3%
Other income	2.5	2.5	—

Total revenues	1,045.6	1,003.9	4%

Benefits and expenses:
Interest credited to policyholder accounts	146.0	143.0	2%
Benefits	367.0	327.9	12%
Policyholder dividends	72.0	64.4	12%
Amortization of DAC	100.8	62.5	61%
Amortization of VOBA and other intangible assets	15.4	32.7	(53)%
Other operating expenses	128.9	142.9	(10)%

Total benefits and expenses	830.1	773.4	7%

Pre-tax operating earnings	$215.5	$230.5	(7)%

Other Data
Sales:
Corporate-owned life insurance	$423.9	$411.2	3%
Traditional/universal life insurance	446.0	394.0	13%
Variable life insurance	428.7	474.3	(10)%

Total sales	$1,298.6	$1,279.5	1%

Policy reserves as of period end:
Individual investment life insurance	$5,083.7	$6,400.5	(21)%
Corporate investment life insurance	7,925.5	9,185.3	(14)%
Traditional life insurance	4,156.9	4,152.0	—
Universal life insurance	1,354.8	1,218.6	11%

Total policy reserves	$18,520.9	$20,956.4	(12)%

Insurance in force as of period end:
Individual investment life insurance	$56,290.1	$57,514.1	(2)%
Corporate investment life insurance	25,058.0	25,252.7	(1)%
Traditional life insurance	49,687.3	41,882.4	19%
Universal life insurance	11,445.7	10,100.8	13%

Total insurance in force	$142,481.1	$134,750.0	6%

The decrease in pre-tax operating earnings was driven by higher benefits and amortization of DAC, partially offset by higher policy charges, lower amortization of VOBA and other intangible assets, and reduced other operating expenses.

Higher benefits primarily were due to adverse mortality in the current year in the variable life and universal life insurance businesses. The average net claim size and the number of claims in these products increased 21% and 16%, respectively, over the prior year.

Amortization of DAC increased primarily due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC by $18.1 million in the first nine months of 2007. In addition, the aforementioned DAC unlocking in the second quarter of 2008 increased amortization of DAC by $2.8 million in the current year period. The remainder of the increase was due to higher gross profits in the first nine months of 2008.

Policy charges increased due to higher administrative fees and cost of insurance charges. Cost of insurance charges rose due to increased business in force combined with the aging of the individual life business block. Administrative fees were impacted by the aforementioned unlocking in the second quarter of 2008 and increased universal life sales upon which part of these fees are derived.

Lower amortization of VOBA and other intangible assets primarily was due to the unlocking during the second quarter of 2008 of the long-term lapse rate assumption and higher estimated gross profits in the investment life insurance business. These factors lowered amortization of VOBA by $7.5 million in the first six months of 2008. In addition, unlocking of assumptions in the second quarter of 2007, as described previously, increased VOBA amortization by $5.1 million.

Other operating expenses declined primarily due to lower premium taxes ($4.7 million) and agency marketing costs ($3.4 million).

The increase in sales primarily was due to a 13% increase in universal life sales primarily driven by the ULtimate product, partially offset by lower renewal variable life sales.

Corporate and Other

Third Quarter – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Three months ended September 30,
(in millions)	2008	2007	Change
Statements of Income Data
Operating revenues:
Net investment income	$61.5	$115.1	(47)%
Other income	21.2	57.0	(63)%

Total operating revenues	82.7	172.1	(52)%

Benefits and operating expenses:
Interest credited to policyholder accounts	46.8	63.6	(26)%
Interest expense	26.1	28.9	(10)%
Other operating expenses	60.2	65.7	(8)%

Total benefits and operating expenses	133.1	158.2	(16)%

Pre-tax operating (loss) earnings	(50.4)	13.9	NM
Add: non-operating net realized investment losses[1]	(533.9)	(17.0)	NM
Add: adjustment to amortization related to net realized investment gains and losses	48.6	4.2	NM

(Loss) income from continuing operations before federal income tax (benefit) expense	$(535.7)	$1.1	NM

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

The Company recorded a pre-tax operating loss in the third quarter of 2008 compared to earnings in the prior year quarter primarily due to lower interest spread income and other income, partially offset by lower other operating expenses.

The decrease in interest spread income primarily was driven by lower income from hedge fund investments ($26.1 million) and approximately a 5% decline in average asset levels.

Other income declined primarily due to a $22.8 million loss in the Company’s structured products business related to impairments on mortgages and mortgage loan commitments. In addition, valuation losses on assets held for trading purposes increased $5.6 million, and revenue from the Company’s retail broker/dealer operations declined $3.8 million.

The decrease in other operating expenses primarily was driven by a $3.6 million write-up in carrying value of a building classified as held for sale as of June 30, 2008. The Company entered into an agreement to sell the building during the third quarter of 2008 and recognized the subsequent increase in the fair value of the building based on the expected sales price less costs to sell, limited to the loss previously recognized. The Company expects to record a gain on the sale of the building when the agreement is finalized during the fourth quarter of 2008.

Higher non-operating net realized investment losses were driven by a $380.2 million increase in impairment charges compared to the prior year quarter due to challenging conditions in the credit markets. In addition, the Company recorded a $103.7 million increase in losses on living benefit embedded derivatives, net of economic hedging activity.

The following table summarizes net realized investment losses from continuing operations by source for the periods indicated:

	Three months ended September 30,
(in millions)	2008	2007
Total realized gains on sales, net of hedging losses	$19.7	$18.2
Total realized losses on sales, net of hedging gains	(66.7)	(21.0)
Total other-than-temporary and other investment impairments	(396.6)	(16.4)
Credit default swaps	(6.2)	(1.2)
Derivatives and embedded derivatives associated with living benefit contracts	(103.7)	—
Other derivatives	(3.1)	1.9
Trading asset valuation losses	(7.1)	(1.5)

Total realized losses before adjustments	(563.7)	(20.0)
Amounts credited to policyholder dividend obligation	8.6	(0.7)
Other	—	0.3

Net realized investment losses	$(555.1)	$(20.4)

The following table summarizes other-than-temporary and other investment impairments by asset type for the periods indicated:

	Three months ended September 30,
(in millions)	2008	2007
Fixed maturity securities:
Corporate securities
Public	$97.3	$1.0
Private	4.8	—
Mortgage-backed securities	82.3	—
Asset-backed securities	146.8	12.3

Total fixed maturity securities	331.2	13.3
Equity securities	57.2	—
Other	8.2	3.1

Total other-than-temporary and other investment impairments	$396.6	$16.4

Year-to-Date – 2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the periods indicated:

	Nine months ended September 30,
(in millions)	2008	2007	Change
Statements of Income Data
Operating revenues:
Net investment income	$265.3	$378.9	(30)%
Other income	97.6	163.7	(40)%

Total operating revenues	362.9	542.6	(33)%

Benefits and operating expenses:
Interest credited to policyholder accounts	155.1	193.1	(20)%
Interest expense	79.7	80.9	(1)%
Debt extinguishment costs	—	10.2	NM
Other operating expenses	187.5	186.1	1%

Total benefits and operating expenses	422.3	470.3	(10)%

Pre-tax operating (loss) earnings	(59.4)	72.3	NM
Add: non-operating net realized investment losses[1]	(745.8)	(34.7)	NM
Add: adjustment to amortization related to net realized investment gains and losses	61.8	9.2	NM

(Loss) income from continuing operations before federal income tax (benefit) expense	$(743.4)	$46.8	NM

Other Data
Customer funds managed and administered:
Funding agreements backing medium-term notes	$3,690.5	$4,529.0	(19)%
Nationwide Bank deposits	1,381.8	798.6	73%
NFG	1,778.9	3,026.3	(41)%

Total customer funds managed and administered	$6,851.2	$8,353.9	(18)%

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

The Company recorded a pre-tax operating loss in the first nine months of 2008 compared to earnings in the prior year period primarily due to lower interest spread income and other income, partially offset by the aforementioned debt extinguishment costs recorded in the second quarter of 2007.

The decrease in interest spread income primarily was driven by lower income from hedge fund and private equity investments ($42.4 million). Lower income from mortgage loan prepayments and bond call premiums ($7.5 million), reduced earnings from the MTN program ($4.2 million), and approximately a 5% decline in average asset levels further contributed to the shortfall.

Lower other income primarily was driven by $32.3 million in losses in the Company’s structured products business related to impairments on mortgages and mortgage loan commitments, a $14.5 million increase in valuation losses on assets held for trading purposes, and a $12.3 million decline in broker/dealer revenues.

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

Higher non-operating net realized investment losses were driven by a $544.5 million increase in impairment charges compared to the prior year period due to challenging conditions in the credit markets. In addition, the Company recorded a $121.4 million increase in losses on living benefit embedded derivatives, net of economic hedging activity.

The following table summarizes net realized investment losses from continuing operations by source for the periods indicated:

	Nine months ended September 30,
(in millions)	2008	2007
Total realized gains on sales, net of hedging losses	$32.7	$63.0
Total realized losses on sales, net of hedging gains	(103.7)	(61.0)
Total other-than-temporary and other investment impairments	(580.5)	(36.0)
Credit default swaps	(12.4)	(3.0)
Derivatives and embedded derivatives associated with living benefit contracts	(121.4)	—
Other derivatives	1.4	5.7
Trading asset valuation losses	(16.7)	(2.2)

Total realized losses before adjustments	(800.6)	(33.5)
Amounts credited to policyholder dividend obligation	12.1	(1.8)
Other	0.6	0.9

Net realized investment losses	$(787.9)	$(34.4)

The following table summarizes other-than-temporary and other investment impairments by asset type for the periods indicated:

	Nine months ended September 30,
(in millions)	2008	2007
Fixed maturity securities:
Corporate securities
Public	$128.3	$6.0
Private	21.5	10.6
Mortgage-backed securities	106.1	—
Asset-backed securities	258.9	13.7

Total fixed maturity securities	514.8	30.3
Equity Securities	57.2	—
Other	8.5	5.7

Total other-than-temporary and other investment impairments	$580.5	$36.0

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

The Company’s capital structure consists of long-term debt and shareholders’ equity. The following table summarizes the Company’s capital structure as of the dates indicated:

(in millions)	September 30, 2008	December 31, 2007
Long-term debt	$1,720.3	$1,565.1
Shareholders’ equity, excluding accumulated other comprehensive loss	5,056.0	5,406.1
Accumulated other comprehensive loss	(844.4)	(81.5)

Total shareholders’ equity	4,211.6	5,324.6

Total capital	$5,931.9	$6,889.7

NFS is a holding company whose principal assets are the common stock of NLIC and NLICA. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments and dividends from NLIC, NLICA and other subsidiaries.

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 8 – Shareholders’ Equity and Dividend Restrictions for a description of the Company’s share repurchase program and dividend restrictions and the resulting impact on liquidity.

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

Short-Term Debt

The Company has available as a source of funds a $1.00 billion revolving variable rate credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company’s debt not exceed 40% of tangible net worth, as defined, and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of September 30, 2008, the Company and NLIC were in compliance with all covenants. The Company had no amounts outstanding under this agreement as of September 30, 2008. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $149.9 million and $199.7 million of commercial paper outstanding as of September 30, 2008 and December 31, 2007, respectively.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. London Interbank Offered Rate (LIBOR). NLIC had $99.8 million and $85.6 million outstanding under this agreement as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, the Company had not provided any guarantees on such borrowings, either directly or indirectly.

The Company also has a wholly-owned subsidiary that has available two variable rate line of credit agreements with a single financial institution for short-term advances in amounts up to $50.0 million and $500.0 million, respectively. The lines of credit are collateralized by investments owned by the subsidiary and are included in the consolidated balance sheets. The available portion of the credit facilities is limited by the collateral value of loans or securities pledged. As of September 30, 2008, the total borrowing capacity was $481.6 million. The subsidiary had $76.9 million and $14.0 million outstanding on these lines of credit as of September 30, 2008 and December 31, 2007, respectively.

In addition, the Company has a majority-owned subsidiary that has available an annually renewable, 364-day, $10.0 million variable rate line of credit agreement with a single financial institution. The line of credit is guaranteed by NFS and is included in the condensed consolidated balance sheets. The subsidiary had $10.0 million outstanding on that line of credit as of September 30, 2008 and December 31, 2007.

The Company also has a wholly-owned subsidiary with a five-year letter of credit issuance agreement with a single financial institution to provide up to $50.0 million in letters of credit. The agreement was effective September 30, 2006 and is guaranteed by NFS. The subsidiary had issued $50.0 million and $40.6 million in letters of credit through this facility as of September 30, 2008 and December 31, 2007, respectively.

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

The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of September 30, 2008, the Company was in compliance with all such covenants.

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

In addition, the Company has a wholly-owned subsidiary with fixed rate borrowings from various financial institutions that totaled $220.0 million and $65.0 million as of September 30, 2008 and December 31, 2007, respectively. These borrowings have maturity dates ranging from two to ten years, and all are secured by investments pledged by the subsidiary.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments have not changed materially from those disclosed in the Company’s 2007 Annual Report on Form 10-K.

Off-Balance Sheet Transactions

Under the MTN program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The funding agreements rank equal with all other insurance claims of the issuing company in the event of liquidation and should be treated as “annuities” under applicable Ohio insurance law. Therefore, the funding agreement obligations are classified as a component of future policy benefits and claims on the condensed consolidated balance sheets. Because the Company is not the primary beneficiary of, and has no ownership interest in, or control over, the third party trust that issues the MTNs, the Company does not include the trust in its condensed consolidated financial statements. Since the notes issued by the trust have a secured interest in the funding agreements issued by the Company, Moody’s Investors Service, Inc. (Moody’s) and S&P assign the same ratings to the notes and the insurance financial strength of NLIC. See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements, Note 5 – Investments and Part I – Financial Information, Item II – MD&A – Overview – Fair Value Measurements – Counterparty Risk Associated with Derivatives for information about off-balance sheet collateral related to the Company’s securities lending program.

Investments

General

The Company’s assets are divided between separate account and general account assets. As of September 30, 2008, $57.91 billion (57%) of the Company’s total assets were held in separate accounts ($72.86 billion, or 61%, as of December 31, 2007), and $44.18 billion (43%) were held in the Company’s general account ($46.35 billion, or 39%, as of December 31, 2007), including $36.38 billion of general account investments ($39.07 billion as of December 31, 2007).

Separate account assets primarily consist of investments made with deposits from the Company’s variable annuity and variable life insurance business. Most separate account assets are invested in various mutual funds. After deducting fees or expense charges, the investment performance in the Company’s separate account assets is passed through to the Company’s customers.

The following table summarizes the Company’s consolidated general account investments by asset category as of the dates indicated:

	September 30, 2008		December 31, 2007
(dollars in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities	$24,849.6	68.3	$27,189.2	69.6
Equity securities	69.3	0.2	124.2	0.3
Trading assets	63.7	0.2	37.7	0.1
Mortgage loans on real estate, net	7,913.9	21.7	8,316.1	21.3
Real estate, net	16.4	—	21.8	0.1
Policy loans	1,050.4	2.9	1,018.3	2.6
Other long-term investments	1,228.8	3.4	1,187.2	3.0
Short-term investments	1,188.6	3.3	1,173.6	3.0

Total	$36,380.7	100.0	$39,068.1	100.0

The following table lists the ten largest securities aggregated by issuer/sponsor and classified as fixed maturity investment holdings by estimated fair value for both investment grade and non-investment grade securities included in the general account as of September 30, 2008 (excluding U.S. Treasury securities, obligations of U.S. Government corporations, and agency bonds not backed by the full faith and credit of the U.S. Government):

(in millions)	Rating[1]	Estimated fair value		Rating[1]	Estimated fair value
Investment Grade[2]			Non-Investment Grade
CS First Boston Mortgage Securities Corp.	AAA	$227.5	Delta Airlines, Inc.	B	$33.8
Countrywide Alternative Loan Trust	AAA	210.9	The Thomson Corp.	B+	33.5
Structured Asset Securities Corp.	AAA	175.3	CPT Manager Ltd.	B	30.0
Bear Stearns Commercial Mtg. Securities, Inc.	AA	157.3	CSX Corp.	BB+	27.6
Master Asset Securitization Trust	AAA	136.1	American Airlines, Inc.	B+	26.9
Morgan Stanley Capital I	AAA	132.5	Buffalo Rock Company, Inc.	BB+	26.2
Bank of America Corp.	AA	129.6	Northern Foods PLC	BB+	26.0
Lehman Mortgage Trust[3]	AAA	123.7	Seminole Tribe of Florida	BB+	25.1
JPMorgan Chase & Co.	AAA	113.3	Chartered Semiconductor Mfg. Ltd.	BB+	23.4
Citigroup, Inc.	AA	112.8	Deluxe Corp.	BB-	22.7

[1]	Predominant rating based on a weighted average of ratings by Moody’s and S&P.
[2]	Includes investments in various trusts sponsored by the entity.
[3]	Represents collateralized mortgage obligation exposure.

Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$140.0	$18.5	$—	$158.5
U.S. Government agencies[1]	397.1	52.6	0.4	449.3
Obligations of states and political subdivisions	272.6	0.5	9.9	263.2
Debt securities issued by foreign governments	50.1	2.3	0.5	51.9
Corporate securities
Public	8,995.3	73.5	650.0	8,418.8
Private	5,373.7	55.1	245.8	5,183.0
Mortgage-backed securities	7,504.3	24.1	560.5	6,967.9
Asset-backed securities	3,818.3	24.4	485.7	3,357.0

Total fixed maturity securities	26,551.4	251.0	1,952.8	24,849.6
Equity securities	72.0	0.7	3.4	69.3

Total securities available-for-sale	$26,623.4	$251.7	$1,956.2	$24,918.9

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$172.8	$17.4	$0.9	$189.3
U.S. Government agencies	418.1	61.5	—	479.6
Obligations of states and political subdivisions	273.3	1.7	2.8	272.2
Debt securities issued by foreign governments	56.2	2.5	0.3	58.4
Corporate securities
Public	9,233.2	175.2	178.8	9,229.6
Private	6,010.7	135.7	66.9	6,079.5
Mortgage-backed securities	7,142.5	40.3	108.2	7,074.6
Asset-backed securities	3,957.1	33.4	184.5	3,806.0

Total fixed maturity securities	27,263.9	467.7	542.4	27,189.2
Equity securities	117.5	8.3	1.6	124.2

Total securities available-for-sale	$27,381.4	$476.0	$544.0	$27,313.4

[1]	Includes $140.5 million of securities explicitly backed by the full faith and credit of the U.S. Government.

For securities available-for-sale as of the dates indicated, the following table summarizes the Company’s gross unrealized losses based on the amount of time each type of security has been in an unrealized loss position:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
September 30, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$11.3	$—	$—	$—	$11.3	$—
U.S. Government agencies[1]	11.0	0.4	—	—	11.0	0.4
Obligations of states and political subdivisions	149.8	7.4	31.0	2.5	180.8	9.9
Debt securities issued by foreign governments	20.0	0.5	1.2	—	21.2	0.5
Corporate securities
Public	4,991.7	408.0	1,377.1	242.0	6,368.8	650.0
Private	2,561.9	163.3	1,076.9	82.5	3,638.8	245.8
Mortgage-backed securities	3,105.4	187.3	1,853.6	373.2	4,959.0	560.5
Asset-backed securities	1,543.0	220.3	1,462.6	265.4	3,005.6	485.7

Total fixed maturity securities	12,394.1	987.2	5,802.4	965.6	18,196.5	1,952.8
Equity securities	27.6	3.3	0.1	0.1	27.7	3.4

Total	$12,421.7	$990.5	$5,802.5	$965.7	$18,224.2	$1,956.2

% of total gross unrealized losses		51%		49%

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$23.7	$0.6	$4.2	$0.3	$27.9	$0.9
U.S. Government agencies	—	—	13.9	—	13.9	—
Obligations of states and political subdivisions	23.9	0.2	154.3	2.6	178.2	2.8
Debt securities issued by foreign governments	26.4	0.3	1.2	—	27.6	0.3
Corporate securities
Public	2,452.6	103.4	2,287.7	75.4	4,740.3	178.8
Private	740.4	18.8	2,076.6	48.1	2,817.0	66.9
Mortgage-backed securities	1,448.4	27.6	2,775.7	80.6	4,224.1	108.2
Asset-backed securities	1,515.3	132.3	1,211.6	52.2	2,726.9	184.5

Total fixed maturity securities	6,230.7	283.2	8,525.2	259.2	14,755.9	542.4
Equity securities	37.5	1.6	0.1	—	37.6	1.6

Total	$6,268.2	$284.8	$8,525.3	$259.2	$14,793.5	$544.0

% of total gross unrealized losses		52%		48%

[1]	Does not include any securities explicitly backed by the full faith and credit of the U.S. Government.

The Company has fixed maturity securities that have been in an unrealized loss position for more than one year that are not other-than-temporarily impaired. The Company reviews each asset in an unrealized loss position and evaluates whether or not the loss is other-than-temporary. This evaluation considers several factors, including the extent of the unrealized loss, the rating of the affected security, the Company’s ability and intent to hold the security until recovery, and economic conditions that could impact the creditworthiness of the issuer in the future. As of September 30, 2008, fixed maturity securities that have been in an unrealized loss position for more than one year totaled $965.6 million, or 49% of the Company’s total unrealized losses on fixed maturity securities. Of this total, $867.5 million, or 90%, were classified as investment grade securities, as defined by the NAIC. The Company held securities issued by institutions in the financial sector with equity-type features, classified as fixed maturity, with estimated fair values of $878.1 million and $705.8 million, and gross unrealized losses of $189.5 million and $22.0 million, as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, the Company evaluates such securities for other-than-temporary impairment utilizing the criterion of a debt security.

The following table summarizes for the nine months ended September 30, 2008 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	September 30, 2008
(in millions)				Holdings[1]	Net unrealized gain (loss)
Ownership interest in an auction-rate preferred security. An impairment was recognized in the third quarter of 2008 due to the U.S. Government’s senior investment, which reduced the value of all pre-investment preferred securities.	$—	$—	$(31.3)	$41.7	$5.1

Ownership interest in a corporate debt facility issued by an investment bank. The Company decided not to hold to maturity due to uncertainty in debt recovery.	—	—	(21.1)	—	—

Ownership interest in an auction-rate preferred security. An impairment was recognized in the third quarter of 2008 due to the U.S. Government’s senior investment, which reduced the value of all pre-investment preferred securities.	—	—	(19.4)	9.1	0.2

Ownership interest in a corporate debt facility issued by a large bank. The Company decided not to hold to maturity due to uncertainty over potential purchase terms. The issuer was purchased during the year.	—	—	(18.5)	—	—

Ownership interest in a corporate debt facility issued by a casino owner and operator. An impairment was recognized in the third quarter of 2008 due to declining consumer demand and deteriorating cash flows.	—	—	(17.7)	16.8	—

Ownership interest in a mortgage-backed security. Impairments were recognized in the first and third quarters of 2008 due to collateral deterioration and the uncertainty of the claims paying ability of the monoline surety. [2], [3]	—	—	(17.1)	69.2	(10.0)

Ownership interest in a pooled trust preferred facility primarily consisting of bank collateral. An impairment was recognized in the third quarter of 2008 due to uncertainty of collection of cash flows from collateral exposed to the financial sector.	—	—	(17.0)	5.0	—

(Table continued on next page)

(Table continued from previous page)

	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	September 30, 2008
(in millions)				Holdings[1]	Net unrealized gain (loss)
Ownership interest in a synthetic collateralized debt obligation with the reference portfolio weighted toward the finance, insurance and telecommunication sectors. An impairment was recognized in the third quarter of 2008 due to credit deterioration in the financial sector.	—	—	(16.0)	4.0	—

Ownership interest in a corporate debt facility issued by a foreign bank specializing in secured residential and commercial lending. An impairment was recognized in the third quarter of 2008 due to credit deterioration in the financial sector.	—	—	(14.6)	19.8	(1.9)

Ownership interest in a pooled trust preferred facility primarily consisting of bank collateral. An impairment was recognized in the third quarter of 2008 due to uncertainty of collection of cash flows from collateral exposed to the financial sector.	—	—	(14.0)	15.3	—

Ownership interest in a synthetic collateralized debt obligation with the reference portfolio weighted toward the finance, insurance and telecommunication sectors. An impairment was recognized in the third quarter of 2008 due to credit deterioration in the financial sector.	—	—	(14.0)	1.0	—

Ownership interest in a market value collateralized loan obligation. An impairment was recognized in the third quarter of 2008 due to deterioration in expected yield.	—	—	(13.0)	16.1	—

Ownership interest in a synthetic collateralized debt obligation with the reference portfolio weighted toward the finance, insurance and telecommunication sectors. An impairment was recognized in the third quarter of 2008 due to credit deterioration in the financial sector.	—	—	(13.0)	2.0	—

Total	$—	$—	$(226.7)	$200.0	$(6.6)

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated for issuer and issuer sponsored vehicles.

[2]	Security with Sub-prime collateral.

[3]	Security with Alt-A collateral.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities.

The majority of the increases in the Company’s unrealized losses from December 31, 2007 to September 30, 2008 was attributable to corporate securities, MBSs and ABSs. These increased unrealized loss positions primarily were driven by the combined impact of volatility in investment quality ratings and credit spreads, illiquid markets, and interest rate movements. In particular, exposure to the financial sector, including through structured securities such as trust preferred, collateralized loan obligations (CLOs) and collateralized debt obligations (CDOs), have been significantly affected by negative circumstances in that sector. There is risk that further declines in estimated fair values of investments, or changes in anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in future periods, which could be significant.

For fixed maturity securities available-for-sale, the following tables summarize as of the dates indicated the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, in an unrealized loss position for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed as of September 30, 2008
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
Corporate securities - public and private
99.9% - 95.0%	$91.3	$20.0	$111.3	$4.4	$3.1	$7.5	$95.7	$23.1	$118.8
94.9% - 90.0%	113.2	40.3	153.5	18.0	10.0	28.0	131.2	50.3	181.5
89.9% - 85.0%	69.9	37.4	107.3	26.4	22.7	49.1	96.3	60.1	156.4
84.9% - 80.0%	41.0	49.0	90.0	10.9	11.0	21.9	51.9	60.0	111.9
Below 80.0%	167.0	93.3	260.3	29.2	37.7	66.9	196.2	131.0	327.2

Total	482.4	240.0	722.4	88.9	84.5	173.4	571.3	324.5	895.8

Mortgage-backed securities
99.9% - 95.0%	37.8	11.8	49.6	—	—	—	37.8	11.8	49.6
94.9% - 90.0%	41.1	18.2	59.3	—	—	—	41.1	18.2	59.3
89.9% - 85.0%	22.4	44.3	66.7	—	—	—	22.4	44.3	66.7
84.9% - 80.0%	15.6	61.3	76.9	0.7	2.8	3.5	16.3	64.1	80.4
Below 80.0%	66.7	230.8	297.5	3.0	4.0	7.0	69.7	234.8	304.5

Total	183.6	366.4	550.0	3.7	6.8	10.5	187.3	373.2	560.5

Asset-backed securities
99.9% - 95.0%	11.3	9.5	20.8	0.4	—	0.4	11.7	9.5	21.2
94.9% - 90.0%	17.0	25.2	42.2	0.3	—	0.3	17.3	25.2	42.5
89.9% - 85.0%	57.1	28.8	85.9	1.4	—	1.4	58.5	28.8	87.3
84.9% - 80.0%	44.9	39.2	84.1	1.0	—	1.0	45.9	39.2	85.1
Below 80.0%	70.5	155.9	226.4	16.4	6.8	23.2	86.9	162.7	249.6

Total	200.8	258.6	459.4	19.5	6.8	26.3	220.3	265.4	485.7

Other fixed maturity securities [1]
99.9% - 95.0%	3.3	0.1	3.4	—	—	—	3.3	0.1	3.4
94.9% - 90.0%	0.6	2.4	3.0	—	—	—	0.6	2.4	3.0
89.9% - 85.0%	3.0	—	3.0	—	—	—	3.0	—	3.0
84.9% - 80.0%	1.4	—	1.4	—	—	—	1.4	—	1.4
Below 80.0%	—	—	—	—	—	—	—	—	—

Total	8.3	2.5	10.8	—	—	—	8.3	2.5	10.8

Total fixed maturity securities available-for-sale
99.9% - 95.0%	143.7	41.4	185.1	4.8	3.1	7.9	148.5	44.5	193.0
94.9% - 90.0%	171.9	86.1	258.0	18.3	10.0	28.3	190.2	96.1	286.3
89.9% - 85.0%	152.4	110.5	262.9	27.8	22.7	50.5	180.2	133.2	313.4
84.9% - 80.0%	102.9	149.5	252.4	12.6	13.8	26.4	115.5	163.3	278.8
Below 80.0%	304.2	480.0	784.2	48.6	48.5	97.1	352.8	528.5	881.3

Total	$875.1	$867.5	$1,742.6	$112.1	$98.1	$210.2	$987.2	$965.6	$1,952.8

[1]

Includes U.S. Treasury securities, obligations of U.S. Government corporations, U.S. Government agency securities, obligations of state and political subdivisions, and debt issued by foreign governments.

	Period of time for which unrealized loss has existed as of December 31, 2007
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
Corporate securities - public and private
99.9% - 95.0%	$23.1	$51.0	$74.1	$13.0	$5.7	$18.7	$36.1	$56.7	$92.8
94.9% - 90.0%	19.0	33.2	52.2	13.7	5.3	19.0	32.7	38.5	71.2
89.9% - 85.0%	16.5	11.5	28.0	3.8	7.6	11.4	20.3	19.1	39.4
84.9% - 80.0%	2.1	0.4	2.5	3.0	1.0	4.0	5.1	1.4	6.5
Below 80.0%	7.4	—	7.4	20.6	7.8	28.4	28.0	7.8	35.8

Total	68.1	96.1	164.2	54.1	27.4	81.5	122.2	123.5	245.7

Mortgage-backed securities
99.9% - 95.0%	22.0	39.3	61.3	—	—	—	22.0	39.3	61.3
94.9% - 90.0%	5.6	41.3	46.9	—	—	—	5.6	41.3	46.9
89.9% - 85.0%	—	—	—	—	—	—	—	—	—
84.9% - 80.0%	—	—	—	—	—	—	—	—	—
Below 80.0%	—	—	—	—	—	—	—	—	—

Total	27.6	80.6	108.2	—	—	—	27.6	80.6	108.2

Asset-backed securities
99.9% - 95.0%	15.5	15.6	31.1	0.2	—	0.2	15.7	15.6	31.3
94.9% - 90.0%	27.6	14.7	42.3	—	—	—	27.6	14.7	42.3
89.9% - 85.0%	19.8	9.2	29.0	—	—	—	19.8	9.2	29.0
84.9% - 80.0%	16.1	5.8	21.9	—	—	—	16.1	5.8	21.9
Below 80.0%	53.0	6.9	59.9	0.1	—	0.1	53.1	6.9	60.0

Total	132.0	52.2	184.2	0.3	—	0.3	132.3	52.2	184.5

Other fixed maturity securities [1]
99.9% - 95.0%	1.1	1.4	2.5	—	—	—	1.1	1.4	2.5
94.9% - 90.0%	—	1.5	1.5	—	—	—	—	1.5	1.5
89.9% - 85.0%	—	—	—	—	—	—	—	—	—
84.9% - 80.0%	—	—	—	—	—	—	—	—	—
Below 80.0%	—	—	—	—	—	—	—	—	—

Total	1.1	2.9	4.0	—	—	—	1.1	2.9	4.0

Total fixed maturity securities available-for-sale
99.9% - 95.0%	61.7	107.3	169.0	13.2	5.7	18.9	74.9	113.0	187.9
94.9% - 90.0%	52.2	90.7	142.9	13.7	5.3	19.0	65.9	96.0	161.9
89.9% - 85.0%	36.3	20.7	57.0	3.8	7.6	11.4	40.1	28.3	68.4
84.9% - 80.0%	18.2	6.2	24.4	3.0	1.0	4.0	21.2	7.2	28.4
Below 80.0%	60.4	6.9	67.3	20.7	7.8	28.5	81.1	14.7	95.8

Total	$228.8	$231.8	$460.6	$54.4	$27.4	$81.8	$283.2	$259.2	$542.4

[1]

Includes U.S. Treasury securities, obligations of U.S. Government corporations, U.S. Government agency securities, obligations of state and political subdivisions, and debt issued by foreign governments.

As of September 30, 2008, 25% of the Company’s investments in an unrealized loss position had ratios of estimated fair value to amortized cost of at least 90%. In addition, 89% of the Company’s investments in an unrealized loss position were classified as investment grade, as defined by the NAIC. Of the Company’s investments in unrealized loss positions classified as non-investment grade, 53% have been in an unrealized loss position for less than one year.

The NAIC assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. For most securities, NAIC ratings are derived from ratings received from nationally recognized rating agencies. The NAIC also assigns ratings to securities that do not receive public ratings. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 93% and 94% were in the two highest NAIC Designations as of September 30, 2008 and December 31, 2007, respectively.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio as of the dates indicated and shows the equivalent ratings between the NAIC and nationally recognized rating agencies:

(in millions)		September 30, 2008		December 31, 2007
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$18,503.4	$17,226.2	$19,153.4	$19,056.5
2	Baa	6,139.2	5,901.7	6,445.9	6,512.7
3	Ba	1,219.9	1,120.4	1,194.0	1,166.7
4	B	414.2	358.2	348.2	341.6
5	Caa and lower	199.3	170.0	83.8	73.1
6	In or near default	75.4	73.1	38.6	38.6

	Total	$26,551.4	$24,849.6	$27,263.9	$27,189.2

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

Mortgage-Backed and Asset-Backed Securities

The Company’s general account MBS portfolio is comprised of residential MBS investments. As of September 30, 2008, MBS investments totaled $6.97 billion (28%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $7.07 billion (26%) as of December 31, 2007.

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

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk varies by the type of MBS held. The Company limits its exposure to prepayments/extensions by holding less volatile types of MBSs. As of September 30, 2008, $1.83 billion (26%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs) compared to $2.07 billion (29%) as of December 31, 2007. PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Most of the Company’s non-PAC MBSs possess varying degrees of cash flow structures and prepayment/extension risk. The MBS portfolio contained 21% of pure pass-throughs as of September 30, 2008 compared to 8% as of December 31, 2007.

The following table summarizes the distribution by investment type of the Company’s general account MBS portfolio as of the dates indicated:

	September 30, 2008			December 31, 2007
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value	Amortized cost	Estimated fair value	% of estimated fair value
Planned amortization class	$1,853.1	$1,826.1	26.2	$2,067.7	$2,067.7	29.2
Multi-family mortgage pass-through certificates	1,469.6	1,471.6	21.1	544.6	548.7	7.8
Sequential	1,444.9	1,357.0	19.5	1,533.0	1,528.5	21.6
Non-accelerating securities – CMO	1,449.1	1,182.7	17.0	1,490.9	1,450.3	20.5
Very accurately defined maturity	639.9	589.8	8.5	662.2	645.0	9.1
Floating rate	281.7	196.8	2.8	371.9	361.7	5.1
Accrual	58.7	58.7	0.8	76.6	77.4	1.1
Other	307.3	285.2	4.1	395.6	395.3	5.6

Total	$7,504.3	$6,967.9	100.0	$7,142.5	$7,074.6	100.0

The Company’s general account ABS portfolio includes home equity and credit card-backed investments, among others. As of September 30, 2008, ABS investments were $3.36 billion (14%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $3.81 billion (14%) as of December 31, 2007.

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

The following table summarizes the distribution by investment type of the Company’s general account ABS portfolio as of the dates indicated:

	September 30, 2008			December 31, 2007
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value	Amortized cost	Estimated fair value	% of estimated fair value
Commercial mortgage-backed securities	$1,513.0	$1,320.4	39.3	$1,241.9	$1,216.5	32.0
Home equity/improvement	787.4	679.7	20.3	926.1	858.5	22.6
Credit card-backed	316.7	296.1	8.8	325.1	326.1	8.6
Trust preferred	275.3	233.1	6.9	367.4	341.4	9.0
CBO/CLO/CDO	268.7	227.7	6.8	386.0	343.3	9.0
Non-accelerated securities	171.9	147.7	4.4	181.5	176.1	4.6
Enhanced equity/equity trust certificates	115.1	110.4	3.3	122.4	126.2	3.3
Franchise/business loan	104.7	90.4	2.7	109.3	110.7	2.9
Pass-through certificate	86.5	87.6	2.6	79.7	80.8	2.1
Student loans	30.0	28.9	0.9	51.0	50.5	1.3
Other	149.0	135.0	4.0	166.7	175.9	4.6

Total	$3,818.3	$3,357.0	100.0	$3,957.1	$3,806.0	100.0

When making investments in MBSs or ABSs, the Company evaluates the quality of the underlying collateral, the structure of the transaction (which dictates how losses in the underlying collateral will be distributed) and prepayment risks.

Recent conditions in the securities markets, including changes in investment quality ratings, liquidity, credit spreads and interest rates, have resulted in declines in the values of investment securities, including corporate debt securities, MBSs and ABSs. When evaluating whether these securities are other-than-temporarily impaired, the Company considers characteristics of the underlying collateral, such as delinquency and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, expected future cash flows, and the Company’s ability and intent to hold the security to recovery. These and other factors also affect the estimated fair value of these securities.

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

The Company’s investments in securities that contain Alt-A and Sub-prime collateral are predominantly highly rated. As of September 30, 2008, 91% and 86% of securities containing Alt-A and Sub-prime collateral, respectively, were rated AA or better. In addition, 63% and 74% of Alt-A and Sub-prime collateral, respectively, was originated in 2005 or earlier.

The following tables summarize the distribution by collateral classification, rating and origination year, respectively, of the Company’s general account MBSs and ABSs as of September 30, 2008:

(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total
Government agency	$4,161.3	$4,140.7	40.1
Prime	1,439.1	1,262.2	12.2
Alt-A	2,114.7	1,742.9	16.9
Sub-prime	726.2	631.2	6.1
Non-residential mortgage collateral	2,881.3	2,547.9	24.7

Total	$11,322.6	$10,324.9	100.0

	Alt-A			Sub-prime
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
AAA	$1,763.4	$1,451.4	83.3	$431.5	$391.2	62.0
AA	148.7	133.6	7.7	184.2	151.4	24.0
A	77.5	61.1	3.5	67.5	50.2	7.9
BBB	75.8	57.9	3.3	13.5	11.7	1.9
BB and below	49.3	38.9	2.2	29.5	26.7	4.2

Total	$2,114.7	$1,742.9	100.0	$726.2	$631.2	100.0

	Alt-A			Sub-prime
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
Pre-2005	$579.3	$511.0	29.3	$448.8	$387.1	61.3
2005	742.6	589.3	33.8	83.5	78.2	12.4
2006	439.2	357.0	20.5	162.1	145.2	23.0
2007	353.6	285.6	16.4	31.8	20.7	3.3

Total	$2,114.7	$1,742.9	100.0	$726.2	$631.2	100.0

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

Mortgage Loans

As of September 30, 2008, general account mortgage loans were $7.91 billion (22%) of the carrying value of consolidated general account investments compared to $8.32 billion (21%) as of December 31, 2007. Substantially all of these loans were commercial mortgage loans. Commitments to fund mortgage loans of $53.9 million were outstanding as of September 30, 2008 compared to $85.1 million as of December 31, 2007.

The table below summarizes the carrying values of mortgage loans by regional exposure and type of collateral as of September 30, 2008:

(in millions)	Office	Warehouse	Retail	Apartment & Other	Total
New England	$135.9	$26.6	$75.6	$101.2	$339.3
Middle Atlantic	258.3	263.7	353.2	117.6	992.8
East North Central	107.2	217.2	558.0	479.8	1,362.2
West North Central	11.6	68.0	67.3	138.6	285.5
South Atlantic	136.8	477.7	735.6	468.0	1,818.1
East South Central	22.3	43.7	118.9	127.0	311.9
West South Central	15.6	168.3	185.6	233.1	602.6
Mountain	111.7	134.7	138.4	324.7	709.5
Pacific	337.1	436.4	419.8	349.1	1,542.4

Total principal	$1,136.5	$1,836.3	$2,652.4	$2,339.1	7,964.3

Valuation allowance					(31.7)
Unamortized premium					1.0
Fair value adjustment on mortgage loans held for sale					(31.1)
Cumulative change in fair value of hedged mortgage loans and commitments					11.4

Total mortgage loans on real estate, net					$7,913.9

As of September 30, 2008, the Company’s largest exposure to any single borrower, region and property type was 2%, 23% and 33%, respectively, of the Company’s general account mortgage loan portfolio (compared to 2%, 23% and 34%, respectively, as of December 31, 2007).

As of September 30, 2008 and December 31, 2007, the Company’s mortgage loans classified as delinquent, foreclosed and restructured were immaterial as a percentage of the total mortgage loan portfolio.

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

As of September 30, 2008 and December 31, 2007, the Company had received $401.6 million and $604.6 million, respectively, of cash collateral on securities lending. The Company had not received any non-cash collateral on securities lending as of September 30, 2008 and December 31, 2007. As of September 30, 2008 and December 31, 2007, the Company had loaned securities with a fair value of $386.8 million and $593.0 million, respectively.

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

The Company utilizes the asset and liability method of accounting for income taxes, which requires the Company to establish a valuation allowance if it is more likely than not that a portion of a deferred tax asset will not be fully realized. Due to the merger agreement described above, the Company will have the ability to rely on tax planning strategies that consider existing built-in taxable capital gains of the NMIC group of companies that could be triggered. Accordingly, management has determined that NMIC’s current built-in taxable capital gains will be sufficient to recover all of the Company’s deferred capital tax assets in the future. However, in the event that NMIC and Nationwide Corp. do not buy back more than 80% of the outstanding NFS Class A common stock, there could be a change in the Company’s ability to recover its deferred tax assets, which would require the Company to record a significant valuation allowance against deferred tax assets. This would result in an increase to the Company’s tax provision in the period in which it was determined that recovery was not probable.

Adverse capital and credit market conditions may significantly affect the Company’s ability to meet liquidity needs and impact capital position.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.

The Company needs liquidity to pay its operating expenses, interest on its debt and dividends on its capital stock, and to replace certain maturing liabilities. The principal sources of the Company’s liquidity are insurance premiums, annuity considerations, deposit funds, cash flow from its investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity also include a variety of short- and long-term instruments, including repurchase agreements, commercial paper, bank loans, medium- and long-term debt, junior subordinated debt securities, capital securities and shareholders’ equity.

In the event current resources do not satisfy the Company’s needs, the Company may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the availability of credit generally and specifically to the financial services industry, the volume of trading activities, the Company’s credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of the Company’s long- or short-term financial prospects if it incurs large investment losses or if the level of business activity decreases due to a market downturn. Similarly, the Company’s access to funds may be impaired if regulatory authorities or rating agencies take negative actions against the Company. The Company’s internal sources of liquidity may prove to be insufficient, and in such case, the Company may not be able to successfully obtain additional financing on favorable terms, or at all.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit the Company’s access to capital required to operate its business, most significantly its insurance operations. Such market conditions may limit the Company’s ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow its business. As such, the Company may be forced to issue shorter term securities than it prefers, or bear an unattractive cost of capital, which could decrease the Company’s profitability and significantly reduce the Company’s financial flexibility. The Company’s results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

Difficult conditions in the economy generally may materially adversely affect the Company’s business and results of operations, and these conditions may not improve in the near future.

The Company’s results of operations are materially affected by conditions in the economy in both the U.S. and elsewhere. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence, and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. In addition, the fixed-income markets are experiencing a period of extreme volatility, which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the sub-prime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. These events and the continuing market upheavals may have an adverse effect on the Company, in part because the Company has a large investment portfolio and also is dependent upon customer behavior. The Company’s revenues are likely to decline in such circumstances, and the Company’s profit margins could erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, the Company could incur significant losses. Even in the absence of a market downturn, the Company is exposed to substantial risk of loss due to market volatility.

The Company is a significant writer of variable annuity products. The account values of these products will be affected by the downturn in capital markets. Any decrease in account values will decrease the fees generated by the Company’s variable annuity products. See Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Equity Market Risk in the Company’s 2007 Annual Report on Form 10-K for a complete discussion of risk factors associated with guaranteed contracts.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of the Company’s business. In an economic downturn characterized by higher unemployment, lower family income, increased defaults on mortgage and consumer loans, lower corporate earnings, lower business investment and lower consumer spending, the demand for the Company’s financial and insurance products could be adversely affected. In addition, the Company may experience an elevated incidence of claims and lapses or surrenders of policies. The Company’s policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on the Company’s business, results of operations and financial condition. The current mortgage crisis also has raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the Emergency Economic Stabilization Act of 2008 that could further impact the Company’s business. The Company cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on the Company’s business, results of operations and financial condition.

The impairment of other financial institutions could adversely affect the Company.

The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds, and other investment funds and other institutions. Many of these transactions expose the Company to credit risk in the event of default of the counterparty. In addition, with respect to secured transactions, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. The Company also has exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions and equity investments. There can be no assurance that any such realized losses or impairments to the carrying value of these assets would not materially and adversely affect the Company’s business and results of operations.

The Company is exposed to significant financial and capital markets risk, which may adversely affect the Company’s results of operations, financial condition and liquidity, and the Company’s net investment income can vary from period to period.

The Company is exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate values, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific obligors included in its portfolio and other factors outside the Company’s control. The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of the Company’s life insurance businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that the Company’s policyholders may surrender their contracts in a rising interest rate environment, requiring the Company to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain of the Company’s life insurance businesses, guaranteed benefits on variable annuities and structured settlements, sustained declines in long-term interest rates may subject the Company to reinvestment risks and increased hedging costs. In other situations, declines in interest rates may result in increasing the duration of certain life insurance liabilities, creating asset liability duration mismatches. The Company’s investment portfolio also contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond the Company’s control. A rise in interest rates would increase the net unrealized loss position of the investment portfolio, offset by the Company’s ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of the investment portfolio, offset by lower rates of return on funds reinvested. The Company’s mitigation efforts with respect to interest rate risk primarily are focused toward maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of the estimated liability cash flow profile. However, the Company’s estimate of the liability cash flow profile may be inaccurate, and the Company may be forced to liquidate investments prior to maturity at a loss in order to cover the liability. Although the Company takes measures to manage the economic risks of investing in a changing interest rate environment, the Company may not be able to mitigate the interest rate risk of the Company’s assets relative to its liabilities.

The Company’s exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio, will increase losses associated with credit based derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of the Company’s securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes, which could have a material adverse effect on the Company’s results of operations or financial condition. Recent credit spreads on both corporate and structured securities have widened, resulting in continuing depressed pricing. Continuing challenges include continued weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and hedge funds, and a serious dislocation in the interbank market. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on the Company’s results of operations, financial condition or cash flows through realized losses, impairments and changes in unrealized positions.

The Company’s primary exposure to equity risk relates to the potential for lower earnings associated with certain of the Company’s insurance businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. In addition, certain of the Company’s annuity products offer guaranteed benefits, which increase the Company’s potential benefit exposure and statutory reserve and capital requirements should equity markets decline, which could deplete capital. Increased reserve and capital requirements could lead to rating agency downgrades.

The Company invests a portion of its invested assets in investment funds, many of which make private equity investments. The amount and timing of income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of income that the Company records from these investments can vary substantially from quarter to quarter. Recent equity and credit market volatility may reduce investment income for these types of investments.

The Company’s investments are reflected within the financial statements utilizing different accounting bases. Accordingly, the Company may not have recognized differences, which may be significant, between cost and fair value in the Company’s financial statements.

The Company’s principal investments are in fixed maturity and equity securities, trading securities, short-term investments, mortgage loans, policy loans, real estate, and real estate joint ventures and other limited partnerships. The carrying value of such investments is as follows:

•

Fixed maturity and equity securities are classified as available-for-sale, except for trading securities, and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income or loss, net of policyholder related amounts and deferred income taxes.

•	Trading securities are recorded at fair value with subsequent changes in fair value recognized in net investment income.

•

Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates fair value.

•	Mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances.

•	Policy loans are stated at unpaid principal balances.

•

Real estate joint ventures and other limited partnership interests in which the Company has more than a minor equity interest or more than a minor influence over the joint venture’s or partnership’s operations, but where the Company does not have a controlling interest and is not the primary beneficiary, are carried using the equity method of accounting. The Company uses the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which it has a minor equity investment and virtually no influence over the joint venture’s or the partnership’s operations.

Investments not carried at fair value in the Company’s financial statements (principally mortgage loans, policy loans, real estate, real estate joint ventures and other limited partnerships) may have fair values which are substantially higher or lower than the carrying value reflected in the Company’s financial statements. Each of such asset classes is regularly evaluated for impairment under the accounting guidance appropriate to the respective asset class.

The Company’s valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect the Company’s results of operations or financial condition.

Fixed maturity, equity and trading securities and certain other investments are reported at fair value on the balance sheet. The Company has categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument in its entirety.

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

•

Level 2 – Unadjusted quoted prices for similar assets or liabilities in active markets or inputs (other than quoted prices) that are observable or that are derived principally from or corroborated by observable market data through correlation or other means. The types of assets and liabilities utilizing Level 2 valuations generally include U.S. Government agency securities, municipal bonds, structured notes and certain mortgage-backed securities and asset-backed securities, certain corporate debt, certain private equity investments, and certain derivatives, including certain cross-currency interest rate swaps and credit default swaps.

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

Prices provided by independent pricing services and independent broker quotes can vary widely even for the same security. The determination of fair values in the absence of quoted market prices is based on: 1) valuation methodologies; 2) securities the Company deems to be comparable; and 3) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of the Company’s securities, for example Alt-A and sub-prime mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods, which are more sophisticated or require greater estimation, thereby resulting in values which may be different than the value at which the investments ultimately may be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the Company’s financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on the Company’s results of operations or financial condition.

Some of the Company’s investments are relatively illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.

The Company holds certain investments that may lack liquidity, such as privately placed fixed maturity securities; mortgage loans; policy loans; equity real estate, including real estate joint ventures; and other limited partnership interests. Even some of the Company’s very high quality assets have been more illiquid as a result of the recent challenging market conditions.

If the Company requires significant amounts of cash on short notice in excess of normal cash requirements or is required to post or return collateral in connection with the investment portfolio, derivatives transactions or securities lending activities, the Company may have difficulty selling these investments in a timely manner, be forced to sell them for less than the Company otherwise would have been able to realize, or both.

The reported value of the Company’s relatively illiquid types of investments, the investments in the asset classes and, at times, the high quality, generally liquid asset classes, do not necessarily reflect the lowest observed price for the asset. If the Company was forced to sell certain assets in the current market, there can be no assurance that the Company would be able to sell them for the prices at which they are recorded, and the Company may be forced to sell them at significantly lower prices.

The determination of the amount of allowances and impairments taken on the Company’s investments is judgmental and could materially impact the Company’s results of operations or financial position.

The determination of the amount of allowances and impairments vary by investment type and is based upon the Company’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. There can be no assurance that the Company’s management has accurately assessed the level of impairments taken and allowances reflected in the Company’s financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.

For example, for debt and equity securities not subject to Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or based on the probability that the Company may not be able to receive all contractual payments when due. Many criteria are considered during this process including, but not limited to, the current fair value as compared to cost or amortized cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below cost or amortized cost; specific credit issues and financial prospects related to the issuer; management’s intent and ability to hold or dispose of the security; and current economic conditions. Other-than-temporary impairment losses result in a reduction to the cost basis of the underlying investment.

Deterioration in the public debt and equity markets could lead to additional investment losses.

The prolonged and severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in significant realized and unrealized losses in the Company’s investment portfolio. For the nine months ended September 30, 2008, the Company incurred substantial realized and unrealized investment losses, as described in Part I – Financial Information, Item 2 – MD&A. Subsequent to September 30, 2008, through the date of this report, conditions in the public debt and equity markets have continued to deteriorate, and pricing levels have continued to decline. As a result, depending on market conditions, the Company could incur substantial additional realized and unrealized losses in future periods, which could have a material adverse impact on the Company’s results of operations, equity, business, and insurer financial strength and debt ratings.

A downgrade or potential downgrade in the Company’s financial strength or credit ratings could result in a loss of business and materially adversely affect the Company’s financial condition and results of operations.

Financial strength ratings, which various Nationally Recognized Statistical Rating Organizations (NRSROs) publish as indicators of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in the Company’s products, the Company’s ability to market its products and its competitive position.

Downgrades in the Company’s financial strength ratings could have a material adverse effect on the Company’s financial condition and results of operations in many ways, including reducing new sales of insurance products, annuities and other investment products; adversely affecting the Company’s relationships with its sales force and independent sales intermediaries; materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders; requiring the Company to reduce prices for many of its products and services to remain competitive; and adversely affecting the Company’s ability to obtain reinsurance at reasonable prices or at all.

In addition to the financial strength ratings of the Company’s insurance subsidiaries, various NRSROs also publish credit ratings for NFS and several of its subsidiaries. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in the Company’s overall funding profile and ability to access certain types of liquidity. Downgrades in the Company’s credit ratings could have a material adverse effect on the Company’s financial condition and results of operations in many ways, including adversely limiting the Company’s access to capital markets, potentially increasing the cost of debt, and requiring the Company to post collateral.

On September 18, September 29 and October 2, 2008, A.M. Best Company, Inc., Fitch Ratings Ltd. and Moody’s, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

In view of the difficulties experienced recently by many financial institutions, including the Company’s competitors in the insurance industry, the Company believes it is possible that the NRSROs will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the NRSRO models for maintenance of certain ratings levels.

The Company cannot predict what actions rating agencies may take, or what actions the Company may take in response to the actions of rating agencies, which could adversely affect the Company’s business. As with other companies in the financial services industry, the Company’s ratings could be downgraded at any time and without any notices by any NRSRO.

If the Company’s business does not perform well or if actual experience versus estimates used in valuing and amortizing DAC vary significantly, the Company may be required to accelerate the amortization and/or impair DAC, which could adversely affect the Company’s results of operations or financial condition.

The Company incurs significant costs in connection with acquiring new and renewal business. Those costs that vary with and primarily are related to the production of new and renewal business are deferred and referred to as DAC. The recovery of DAC is dependent upon the future profitability of the related business. The amount of future profit or margin primarily is dependent on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties, and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management’s estimates of gross profits, which generally are used to amortize such costs. If the estimates of gross profits were overstated, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC related to variable annuity and variable universal life contracts, resulting in a charge to income. Such adjustments could have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Part 1 – Financial Information, Item 1 – Condensed Consolidated Financial Statements – Note 8 – Shareholders’ Equity and Dividend Restrictions for a discussion of the Company’s stock repurchase program.

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of NFS’ equity securities by NFS or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, during the Company’s third quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate value of shares that may yet be purchased under the programs (in millions)
July 2008	—	N/A	—	$438.0
August 2008	—	N/A	—	438.0
September 2008	—	N/A	—	438.0

Total	—	N/A	—

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

NATIONWIDE FINANCIAL SERVICES, INC. (Registrant)

Date: November 6, 2008	/s/ Timothy G. Frommeyer
Timothy G. Frommeyer, Senior Vice President — Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)