Form 10-K
period 2008-12-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2009-03-02
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

None

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes  ☐    No  ☒

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

    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

Aggregate market value of the registrant’s voting common equity held by non-affiliates on June 30, 2008 computed by reference to the closing sale price per share of the registrant’s Class A common stock on the New York Stock Exchange as of June 30, 2008 was $3.44 billion.

As of February 25, 2009, the registrant had 100 shares of its common stock outstanding (par value $0.01 per share).

Documents Incorporated by Reference

None.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1 BUSINESS

Overview

Nationwide Financial Services, Inc. (NFS, or collectively with its subsidiaries, the Company) was formed in November 1996. NFS is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the life insurance and retirement savings operations of the Nationwide group of companies (Nationwide). This group includes Nationwide Financial Network (NFN), which refers to Nationwide Life Insurance Company of America (NLICA) and subsidiaries, including the affiliated distribution network. NFS is incorporated in Delaware and maintains its principal executive offices in Columbus, Ohio.

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products, including individual annuities, private and public sector group retirement plans, other investment products sold to institutions, life insurance and investment advisory services. The Company also provides a wide range of banking products and services through Nationwide Bank (see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Overview – Nationwide Bank Merger for more information) and mutual funds through Nationwide Funds Group (NFG) (see Part II, Item 7 – MD&A – Overview – Nationwide Funds Group Acquisition for more information).

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker/dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of the Company that market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), an indirect wholly-owned subsidiary; NFN producers; and NFG. NFN producers include the agency distribution force of its ultimate majority parent company, Nationwide Mutual Insurance Company (NMIC). The Company believes its broad range of competitive products, strong distributor relationships and diverse distribution network position it to compete effectively in the rapidly growing retirement savings market.

The Company has grown its customer base in recent years as a result of its long-term investments in developing the distribution channels necessary to reach its target customers and the products required to meet the demands of these customers. The Company believes its growth has been enhanced further by favorable demographic trends and the growing tendency of Americans to supplement traditional sources of retirement income with self-directed investments, such as products offered by the Company. From 1997 to 2008, the Company’s customer funds managed and administered grew from $57.46 billion to $126.93 billion, a compound annual growth rate of 6.83%. Asset growth during this period resulted from net flows into the Company’s products, interest credited to and market appreciation of policyholder accounts, and acquisitions.

Capital Stock Transactions

On August 6, 2008, the Company entered into a definitive agreement with Nationwide Mutual Insurance Company (NMIC), Nationwide Corporation and NWM Merger Sub, Inc. for Nationwide Corporation to acquire by merger all of the outstanding Class A common stock of the Company it did not already own for $52.25 per share in cash. The transaction was approved by the Company’s shareholders on December 31, 2008 and closed effective January 1, 2009. As a result of the transaction, Nationwide Corporation owns all of the outstanding capital stock of the Company.

As of December 31, 2008, the Company had 46.3 million shares of Class A common stock outstanding, which had been publicly held and primarily were issued through NFS’ initial public offering completed in March 1997 and in conjunction with the acquisition of NFN in October 2002. The Class A shares represented 33.5% of the equity ownership in NFS and 4.8% of the combined voting power of NFS’ Class A and Class B common stock as of December 31, 2008. Nationwide Corporation owned all of the outstanding shares of Class B common stock, which represented the remaining 66.5% equity ownership and 95.2% of the combined voting power of the shareholders of NFS as of December 31, 2008.

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

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(in millions)	2008	2007	2006
Total revenues	$1,385.4	$1,469.8	$1,526.6
Pre-tax operating (loss) earnings	(220.2)	300.7	223.1
Account values as of year end	39,551.2	53,587.0	52,963.6

The Company believes that demographic trends and shifts in attitudes toward retirement savings will continue to support increased consumer demand for its individual investment products. The Company also believes that it possesses distinct competitive advantages in the market for variable annuities. Some of the Company’s most important advantages include its innovative product offerings and strong relationships with independent well-known fund managers. The Company’s principal annuity product series, The BEST of AMERICA, allows customers to choose from over 50 investment options, which include funds managed by many of the premier U.S. mutual fund managers. The Company also sells individual fixed annuities, primarily through its financial institutions channel.

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

The variable annuity market is attractive to the Company because of its demographic positioning and unique value proposition. The retirement income and other financial protection that characterize the current variable annuity market are valuable tools for individuals approaching or already in retirement. Tremendous opportunity exists for variable annuity providers that can reach this growing market as the baby boomer population approaches peak retirement ages. In addition, variable annuities generally have more favorable capital usage and risk-adjusted return prospects than fixed annuities. The Company has de-emphasized the sale of fixed annuities because of lower risk-adjusted return prospects and the difficulty in attracting and retaining customers in such a highly commoditized market. While there is no specialized emphasis around fixed annuities, sales may change as market conditions change. When equity markets decline, fixed annuity sales are likely to increase as consumers seek less volatile investments. The Company continues to have fixed annuity options for such consumers.

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

Guarantees are a common feature throughout the variable annuity industry. In addition to tax deferral, death benefit and living benefit guarantees differentiate variable annuities from other securities available in the financial services marketplace. Nearly all of the Company’s individual variable annuity products include guaranteed minimum death benefit (GMDB) features. A GMDB generally provides additional benefits if the annuitant dies and the policyholder’s contract value is less than a defined amount, which may be based on the premiums paid less amounts withdrawn or a policyholder contract value on a specified anniversary date. While GMDBs do create additional risk to the Company, such benefits are generally less valuable and less sensitive to assumption risk than living benefits. Accordingly, the Company is careful to offer only living benefit features that meet an acceptable risk/return profile. Beginning in 1999, the Company began offering optional guaranteed minimum income benefits (GMIBs), a living benefit that provides for enhanced annuitization guarantees. During 2003, the Company replaced its GMIB offering with Capital Preservation Plus, a guaranteed minimum accumulation benefit (GMAB) that provides a minimum investment return over 5 to 10 year horizons regardless of actual account performance. In 2005, the Company further modified its GMAB offering by developing a hybrid GMAB/guaranteed lifetime withdrawal benefit (GLWB) called Capital Preservation Plus Lifetime Income (CPPLI). This feature provides an enhanced retirement income floor option following the maturity of the GMAB guarantee. In 2006, the Company added a stand-alone GLWB, Lifetime Income (L.inc), to complement CPPLI in its product offerings. L.inc provides for enhanced retirement income security via guaranteed accumulation rates and withdrawal rates that increase with age without the liquidity loss associated with annuitization. The Company continually refines variable annuity guarantees to keep them attractive to prospective buyers while also balancing the risk and costs borne by the Company. In January 2009, the Company decided to simplify its living benefit guarantees and only offer L.inc on new sales. See Note 11 to the audited consolidated financial statements included in the F pages of this report for further discussion of variable annuity contracts offered by the Company.

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

During 2008, the average net investment income earned and interest credited rates on contracts (including the fixed option under the Company’s variable contracts) in the Individual Investments segment were 5.12% and 3.58%, respectively (5.69% and 3.76%, respectively, in 2007).

The Company offers individual variable annuities under The BEST of AMERICA brand name. The Company also markets individual variable annuities as “private label” products.

Individual The BEST of AMERICA Products. The Company’s principal individual FPVA contracts are sold under the brand name The BEST of AMERICA, and the Company also offers FPVA contracts under different names. The BEST of AMERICA brand name individual variable annuities accounted for $3.79 billion (75%) of the Company’s Individual Investments segment sales in 2008 ($5.17 billion, or 84%, in 2007, and $4.39 billion, or 81%, in 2006) and $27.93 billion (71%) of the Company’s Individual Investments segment account values as of December 31, 2008 ($38.37 billion, or 72%, as of December 31, 2007). Certain of The BEST of AMERICA products are designed to allow for greater specialization of product design by distribution channel, liquidity options with shorter surrender charges, and enhanced death benefit and living benefit guarantees. The Best of America’s MarketFLEX Annuity is a specialty variable annuity offering tactical asset allocation services. All of these products generate asset fees and also may generate administrative fees for the Company.

Private Label Individual Variable Annuities. These products accounted for $417.3 million (8%) of the Company’s Individual Investments segment sales in 2008 ($434.6 million, or 7%, in 2007, and $356.6 million, or 7%, in 2006) and $4.86 billion (12%) of the Company’s Individual Investments segment account values as of December 31, 2008 ($7.44 billion, or 14%, as of December 31, 2007). The Company has developed several private label variable annuity products in conjunction with other financial intermediaries. These products allow financial intermediaries to market products with substantially the same features as the Company’s brand name products to their own customer bases under their own brand names. The Company believes these private label products strengthen the Company’s ties to certain significant distributors of the Company’s products. These products generate asset fees and also may generate administrative fees for the Company.

Individual Deferred Fixed Annuity Contracts. Deferred fixed annuities consist of SPDA and FPDA contracts. Total deferred fixed annuities accounted for $603.0 million (12%) of the Company’s Individual Investments segment sales in 2008 ($156.3 million, or 3%, in 2007, and $186.5 million, or 3%, in 2006) and $4.41 billion (11%) of the Company’s Individual Investments segment account values as of December 31, 2008 ($4.72 billion, or 9%, as of December 31, 2007). SPDA and FPDA contracts are distributed primarily through financial institutions and Nationwide agents.

Individual Single Premium Immediate Annuity Contracts. The Company offers both fixed and variable SPIA contracts. SPIA contracts accounted for $198.3 million (4%) of the Company’s Individual Investments segment sales in 2008 ($216.7 million, or 4%, in 2007, and $230.7 million, or 4%, in 2006) and $2.11 billion (5%) of the Company’s Individual Investments account segment values as of December 31, 2008 ($2.10 billion, or 4%, as of December 31, 2007). SPIAs are annuities that require a one-time deposit in exchange for guaranteed, periodic annuity benefit payments, often for the contractholder’s lifetime. SPIA contracts are attractive to customers at or near retirement age seeking a steady stream of future income. The Company’s SPIA contracts are offered through both affiliated and unaffiliated distribution channels and may be purchased directly or through annuitization of any of the Company’s various individual and group deferred annuity contracts.

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

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(in millions)	2008	2007	2006
Total revenues	$1,091.3	$1,146.2	$1,115.6
Pre-tax operating earnings	202.2	252.6	221.2
Account values as of year end	62,798.1	80,546.6	76,597.1

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

During 2008, the average net investment income earned and interest credited rates on fixed contracts in the Retirement Plans segment were 5.81% and 3.89%, respectively (5.88% and 3.98%, respectively, during 2007).

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

The BEST of AMERICA Group Pension Series. These products are offered as group annuity contracts and trust products by NTC. The BEST of AMERICA group annuity products accounted for $863.0 million (8%) of the Company’s Retirement Plans segment sales in 2008 ($1.06 billion, or 10%, in 2007, and $1.23 billion, or 12%, in 2006) and $4.54 billion (7%) of the Company’s Retirement Plans account values as of December 31, 2008 ($7.18 billion, or 9%, as of December 31, 2007). Trust products accounted for $4.71 billion (46%) of segment sales in 2008 ($5.13 billion, or 48%, in 2007, and $4.50 billion, or 45%, in 2006) and $15.92 billion (25%) of segment account values as of December 31, 2008 ($21.81 billion, or 27%, as of December 31, 2007). The BEST of AMERICA group products are typically offered only on a tax-qualified basis. These products may be structured with a variety of features that may be arranged in over 600 combinations of front-end loads, back-end loads and asset-based fees.

Section 457 Group Annuity Contracts. These group annuity contracts accounted for $1.77 billion (17%) of the Company’s Retirement Plans segment sales in 2008 ($1.55 billion, or 14%, in 2007, and $1.53 billion, or 15%, in 2006) and $14.40 billion (23%) of the Company’s Retirement Plans segment account values as of December 31, 2008 ($17.10 billion, or 21%, as of December 31, 2007). The Company offers a variety of group variable annuity contracts that are designed primarily for use in conjunction with plans described under IRC Section 457, which permits employees of state and local governments to defer a certain portion of their annual income and invest such income on a tax-deferred basis. These contracts typically generate asset fees and also may generate annual administrative fees for the Company.

Administration-Only Contracts. The Company offers administration and record-keeping services to IRC Section 457 plans outside of a group annuity contract. The contracts for these services accounted for $2.71 billion (26%) of the Company’s Retirement Plans segment sales in 2008 ($2.72 billion, or 25%, in 2007, and $2.48 billion, or 25%, in 2006) and $24.75 billion (39%) of the Company’s Retirement Plans segment account values as of December 31, 2008 ($31.16 billion, or 39%, as of December 31, 2007). In the past few years, the Company has experienced a shift in product mix from group annuity contracts to more administration-only cases. The Company collects a fee for administration-only contracts either as a percentage of plan assets or as a specified amount per participant or per contract.

NFN Group Annuities. NFN sells Selector+ Group Variable Annuities, which accounted for $176.7 million (2%) of the Company’s Retirement Plans segment sales in 2008 ($149.4 million, or 1%, in 2007, and $188.2 million, or 2%, in 2006) and provide diversified separate account investment options. The All Pro series of separate accounts is a series of multi-managed, style-specific separate accounts developed in conjunction with Wilshire Associates, Inc. The All Pro series is used in the STAR Program to develop asset allocation models. The STAR Program was developed to address the needs of plan sponsors making investment decisions to meet the stated objectives of their plan. The Selector+ Group Variable Annuity is available for governmental and corporate qualified retirement plans and has the flexibility to enable producers to choose from asset-based fees, deposit-based fees or a combination of both.

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

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(in millions)	2008	2007	2006
Total revenues	$1,405.2	$1,349.7	$1,321.0
Pre-tax operating earnings	256.5	299.8	280.8
Life insurance policy reserves as of year end	18,250.0	20,990.5	19,686.8
Life insurance in force as of year end	145,360.1	137,518.7	133,312.7

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

The Company markets its Individual Protection products through a broad spectrum of distribution channels. Unaffiliated entities that sell these products to their own customer bases include independent broker/dealers (including brokerage general agencies and producer groups), financial institutions, wirehouse and regional firms, and life insurance specialists. Representatives of the Company who market these products directly to a customer base include NFN producers, including Nationwide agents.

COLI and BOLI Products. Corporations purchase COLI and banks purchase BOLI to fund non-qualified benefit plans. Corporations or banks may make a single premium payment or a series of premium payments. For fixed COLI and BOLI products, premium payments are credited with a guaranteed interest rate that is fixed for a specified time period. For variable COLI and BOLI products, the contractholder’s account value is credited with the investment experience of the underlying funds selected by the contractholder. COLI and BOLI products are sold through life insurance specialists.

Traditional Life Insurance Products. Whole life insurance combines a death benefit with a savings plan that increases gradually over a period of years. The customer generally pays a level premium over the expected lifetime. Whole life insurance contracts allow customers to borrow against their savings and provide the option of surrendering the policy and receiving the accumulated cash value rather than the death benefit. Term life insurance provides only a death benefit without any savings component. Traditional life insurance products are sold through NFN producers, including Nationwide agents, wirehouse and regional firms, and independent broker/dealers.

Universal Life and Variable Universal Life Insurance Products. The Company offers universal life insurance and variable universal life insurance products, including both flexible premium and single premium designs. These products provide life insurance under which the benefits payable upon death or surrender depend upon the policyholder’s account value. Universal life insurance provides whole life insurance with flexible premiums and adjustable death benefits. For universal life insurance, the policyholder’s account value is credited an adjustable rate of return set by the Company based on current interest rates. For variable universal life insurance, the policyholder’s account value is credited with the investment experience of the mutual funds chosen by the customer. Variable universal life insurance products also typically include a general account guaranteed interest investment option. For certain products, the Company guarantees that a policy will not lapse if the policyholder’s account value goes to zero, provided the policyholder has complied with the no lapse guarantee requirements, including the payment of minimum specified premiums. The Company’s variable universal life insurance products are marketed under the Nationwide and The BEST of AMERICA brand names, which have the same wide range of investment options as the Company’s variable annuity products. These products are distributed on an unaffiliated basis by independent broker/dealers, financial institutions, and wirehouse and regional firms, and on an affiliated basis by NFN producers, including Nationwide agents.

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

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(in millions)	2008	2007	2006
Operating revenues	$382.5	$716.0	$599.9
Pre-tax operating (loss) earnings	(188.8)	74.6	65.1
Non-operating net realized investment losses[1]	(1,556.8)	(152.8)	(0.6)

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, net realized gains and losses related to hedges on GMDB contracts and securitizations).

MTN Program. The Company’s MTN program represents sales of funding agreements that secure medium-term notes issued through an unrelated third party trust. This program was launched in 1999 to expand spread-based product offerings. Sales of funding agreements totaled $125.0 million in 2008 ($1.35 billion in 2007 and $1.78 billion in 2006) and accounted for the majority of the Company’s Corporate and Other segment account values as of December 31, 2008 and 2007. Sales under the Company’s MTN program are not included in the Company’s sales data, as they do not produce steady production flow that lends itself to meaningful comparisons.

Nationwide Bank. Nationwide Bank is a federally chartered and Federal Deposit Insurance Corporation insured savings bank. The Company utilizes Nationwide Bank to offer savings, checking, certificate of deposit and money market accounts as well as various types of loans. Nationwide Bank deposits were $1.76 billion as of December 31, 2008 ($798.3 million as of December 31, 2007).

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

See Part II, Item 7 – MD&A for sales by distribution channel for the years ended December 31, 2008, 2007 and 2006.

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

NFN Producers and Nationwide Agents. NFN producers and Nationwide agents distribute Nationwide life insurance, annuity, mutual fund and group annuity products to individuals through Nationwide exclusive agents, independent agents, and a retail call center. In addition, NFN producers offer securities, mutual funds and variable insurance products from numerous providers through Nationwide Securities, LLC. Nationwide agents sell traditional, universal and variable universal life insurance products and individual annuities through the licensed agency distribution force of NMIC. Nationwide agents primarily target the holders of personal automobile and homeowners’ insurance policies issued by NMIC and affiliated companies. Nationwide agents exclusively sell Nationwide products and may not offer products that compete with those of the Company.

Reinsurance

The Company follows the industry practice of reinsuring with other companies a portion of its life insurance and annuity risks in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. During 2007, the Company increased the maximum amount of individual ordinary life insurance retained by the Company on any one life from $5.0 million to $10.0 million. This increase was prospective and did not change the retained amount for policies sold prior to the change. The Company cedes insurance primarily on an automatic basis, whereby risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a facultative basis, whereby the reinsurer’s prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis, particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The Company maintains catastrophic reinsurance coverage to protect against large losses related to a single event. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder.

The Company has entered into reinsurance contracts with certain unaffiliated reinsurers to cede a portion of its general account life, annuity and health business. Total amounts recoverable under these reinsurance contracts include ceded reserves, paid and unpaid claims, and certain other amounts, and totaled $912.6 million and $964.8 million as of December 31, 2008 and 2007, respectively. The impact of these contracts on the Company’s results of operations is immaterial. Under the terms of the contracts, specified assets have been placed in trusts as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in each of the underlying contracts. Certain portions of the Company’s variable annuity guaranteed benefit risks are also reinsured. These treaties reduce the Company’s exposure to death benefit and income benefit guarantee risk in the Individual Investments segment. The Company has no other material reinsurance arrangements with unaffiliated reinsurers.

The Company’s only material reinsurance agreements with affiliates are the modified coinsurance agreements pursuant to which NLIC ceded to other members of Nationwide all of its accident and health insurance business not ceded to unaffiliated reinsurers, as described in Note 18 to the audited consolidated financial statements included in the F pages of this report.

Ratings

Ratings with respect to claims-paying ability and financial strength are one factor in establishing the competitive position of insurance companies. These ratings represent each agency’s opinion of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. They are not evaluations directed toward the protection of investors and are not recommendations to buy, sell or hold securities. Such factors are important to policyholders, agents and intermediaries. Rating agencies utilize quantitative and qualitative analysis, including the use of key performance indicators, financial and operating ratios and proprietary capital models to establish ratings for the Company and certain subsidiaries. The Company’s ratings are continuously evaluated relative to its performance as measured using these metrics and the impact that changes in the underlying business in which it is engaged can have on such measures. In an effort to minimize the adverse impact of this risk, the Company maintains regular communications with the rating agencies, performs evaluations utilizing its own calculations of these key metrics and considers such evaluation in the way it conducts its business.

Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating agencies continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company’s ratings could have an adverse effect on the Company’s ability to market its products and could increase the rate of surrender of the Company’s products. Both of these consequences could have an adverse effect on the Company’s liquidity and, under certain circumstances, net income. NLIC and its insurance company subsidiary Nationwide Life and Annuity Insurance Company (NLAIC), and NLICA and its insurance company subsidiary, Nationwide Life and Annuity Company of America (NLACA), have financial strength ratings of “A+” (Superior) and “A” (Excellent), respectively, from A.M. Best Company, Inc. (A.M. Best). Both NLIC and NLICA’s claims-paying ability/financial strength are rated “Aa3” (Excellent) by Moody’s Investors Service, Inc. (Moody’s) and “A+” (Strong) by Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. (S&P).

On December 19, 2008, Moody’s put its current rating under review for possible downgrade. Moody’s review is currently ongoing. On December 22, 2008, S&P lowered its financial strength ratings of NLIC and NLAIC to “A+” from “AA-” with a stable outlook. On January 27, 2009, A.M. Best placed its ratings of NLIC and NLICA on negative outlook. These actions have taken place during a time when many major life insurers have experienced similar outlook changes and/or negative downgrades, caused by weak economic conditions and volatility in the credit and equity markets.

The Company’s financial strength is also reflected in the ratings of its senior notes, subordinated debentures, capital securities issued by a subsidiary trust and commercial paper issued by NLIC. NLIC’s commercial paper rating was lowered by S&P on December 22, 2008 from “A-1+” to “A-1”. The following table summarizes the ratings of the Company’s securities as of December 31, 2008:

	A.M. Best	Moody’s	S&P
Senior notes	a-	A3	BBB+
Subordinated debentures	bbb+	Baa1	BBB
Capital securities issued by a subsidiary trust	bbb+	Baa1	BBB-
Commercial paper issued by NLIC	AMB-1	P-1	A-1

These ratings are subject to ongoing review by A.M. Best, Moody’s and S&P, and the maintenance of such ratings cannot be assured. If any rating is reduced from its current level, the Company’s financial position and results of operations could be adversely affected.

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

Insurance companies are required to file detailed annual and quarterly statutory financial statements with state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such regulators at any time. In addition, insurance regulators periodically examine an insurer’s financial condition, adherence to statutory accounting practices, and compliance with insurance department rules and regulations. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or restructuring of insurance companies. Changes in regulations, or in the interpretation of existing laws or regulations, may adversely impact pricing, reserve adequacy or exposure to litigation and could increase the costs of regulatory compliance by the Company’s insurance subsidiaries. Any proposed or future state legislation or regulations may negatively impact the Company’s financial position or results of operations.

As part of their routine regulatory oversight process, state insurance departments periodically conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations generally are conducted in cooperation with the insurance departments of multiple states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). The most recently completed financial examination of NLIC, NLAIC, NLICA, NLACA and Nationwide Life Insurance Company of Delaware was conducted by the Ohio Department of Insurance (ODI) for the five-year period ended December 31, 2006 on behalf of itself and several other states. The examination was completed during the first quarter of 2008 and did not result in any significant issues or adjustments. The ODI, in addition to the departments of insurance of two other states involved with the exam, Pennsylvania and Delaware, issued reports for their respective domiciliary companies.

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

Regulation of Dividends and Other Payments from Insurance Subsidiaries

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. During the year ended December 31, 2008, NLIC paid a dividend of $246.5 million to NFS after providing prior notice to the ODI. The dividend included $181.9 million in cash and $64.6 million in securities. NLIC’s statutory capital and surplus as of December 31, 2008 was $2.26 billion, and statutory net loss for 2008 was $898.3 million. As of January 1, 2009, NLIC could not pay dividends to NFS without obtaining prior approval from the ODI. The benefits from the use of permitted practices approved by the ODI may not be considered when determining capital and surplus available for dividends. See Note 15 to the audited consolidated financial statements included in the F pages of this report for further discussion.

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

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the Pennsylvania Insurance Department (PID) either approves or does not disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLICA paid a dividend of $213.7 million to NFS in 2008 after providing prior notice to the PID. The dividend included $98.9 million in cash, $86.6 million in securities and $28.2 million in mortgage loans. The statutory capital and surplus of NLICA as of December 31, 2008 was $488.4 million, and statutory net income for the year ended December 31, 2008 was $27.8 million. As of January 1, 2009, NLICA could not pay dividends to NFS without obtaining prior approval from the PID.

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

Based on the formula adopted by the NAIC, the adjusted capital of all of the Company’s insurance subsidiaries as of December 31, 2008 exceeded the levels at which the Company would be required to take corrective action.

Assessments Against and Refunds to Insurers

Insurance guaranty association laws exist in each state, the District of Columbia and the Commonwealth of Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. The amount and timing of any future assessment on or refund to the Company’s insurance subsidiaries under these laws cannot be reasonably estimated and are beyond the control of the Company and its insurance subsidiaries. A large part of the assessments paid by the Company’s insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company’s insurance subsidiaries’ premium taxes. For the years ended December 31, 2008, 2007, and 2006, net premium tax refunds received by the Company were immaterial.

Securities Laws

Certain of the Company’s insurance subsidiaries and certain policies and contracts offered by them are subject to regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission (SEC) and under certain state securities laws. Certain separate accounts of the Company’s insurance subsidiaries are registered as investment companies under the Investment Company Act of 1940, as amended (Investment Company Act). Separate account interests under certain variable annuity contracts and variable insurance policies issued by the Company’s insurance subsidiaries are also registered under the Securities Act of 1933, as amended (Securities Act). Certain other subsidiaries of the Company are registered as broker/dealers under the Securities Exchange Act of 1934, as amended (Securities Exchange Act), and are members of, and subject to regulation by, the Financial Industry Regulatory Authority. Certain subsidiaries of the Company are also subject to the SEC’s net capital rules.

Certain of the Company’s subsidiaries are investment advisors registered under the Investment Advisors Act of 1940, as amended, and the Securities Act. The investment companies managed by such subsidiaries are registered with the SEC under the Investment Company Act, and the shares of certain of these entities are qualified for sale in certain states and the District of Columbia. A subsidiary of the Company is registered with the SEC as a transfer agent.

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

Unitary Savings and Loan Holding Company Status

Nationwide Bank is a federal savings bank chartered by and subject to comprehensive regulation and periodic examination by the Office of Thrift Supervision (OTS) of the U.S. Department of the Treasury. As a result of the Company’s ownership of Nationwide Bank, the Company is a unitary savings and loan holding company subject to regulation by the OTS and the provisions of the Home Owners’ Loan Act of 1933 (Home Owners’ Loan Act). As a unitary savings and loan holding company, the Company generally is not restricted as to the types of business activities in which it may engage, so long as Nationwide Bank continues to meet the qualified thrift lender test (QTL Test). Under the Home Owners’ Loan Act, unitary savings and loan holding companies such as the Company are grandfathered with full powers to continue and expand their current activities. However, if the Company should fail to qualify as a unitary savings and loan holding company (as a result of failure of the QTL Test or otherwise), then the types of activities in which the Company and its non-savings association subsidiaries would be able to engage would generally be limited to those eligible for bank holding companies (subject, however, to the Company’s ability to elect status as a financial holding company under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999).

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

Tax Legislation

Life insurance products may be used to provide income tax deferral and income tax free death benefits; annuity contracts may be used to provide income tax deferral. The value of these benefits is related to the level of income tax and capital gains tax rates. Changes to the income tax rates and the capital gains tax rates can affect the value of these benefits, and therefore the desirability of those products.

The U.S. Congress periodically has considered possible legislation that, if enacted, could materially reduce or eliminate many of the tax advantages of purchasing and owning annuity and life insurance products. Although the proposals have not been enacted, those proposals, or other similar proposals, could be introduced for enactment in future periods.

The administration of President Barack Obama may propose changes to the Internal Revenue Code to address the fiscal challenges currently faced by the federal government. These changes could include changes to the taxation of life insurance, annuities, mutual funds, retirement savings plans, and other investment alternatives offered by the Company. Such changes could have an adverse impact on the desirability of the products offered by the Company.

Employees

As of December 31, 2008, the Company had approximately 4,644 employees, none of which were covered by a collective bargaining agreement.

Available Information

The Company files electronically with the SEC its Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and other reports, which are available on the SEC’s web site (http://www.sec.gov). In addition, all reports filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company also makes available these reports, free of charge, on its web site (http://www.nationwide.com). The Company’s Code of Conduct is also available on the Company’s web site. A copy of the Code of Conduct is also available from the Company free of charge. Requests for copies should be made to LeRoy Johnston III, Vice President – Ethics and Compliance, One Nationwide Plaza, Columbus, Ohio 43215-2220, or via telephone at 614-249-8437.

ITEM 1A RISK FACTORS

Adverse capital and credit market conditions may significantly affect the Company’s ability to meet liquidity needs and impact capital position.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. During the second half of 2008, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. Economic conditions have continued to deteriorate in 2009.

The Company needs liquidity to pay its operating expenses, interest on its debt and dividends on its capital stock, and to replace certain maturing liabilities. The principal sources of the Company’s liquidity are insurance premiums, annuity considerations, deposit funds, cash flow from its investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity also include a variety of short- and long-term instruments, including repurchase agreements, commercial paper, bank loans, medium- and long-term debt, junior subordinated debt securities and capital securities.

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

Disruptions, uncertainty or volatility in the capital and credit markets may also limit the Company’s access to capital required to operate its business, most significantly its insurance operations. Such market conditions may limit the Company’s ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow its business. As such, the Company may be forced to issue shorter-term securities than it prefers, or bear an unattractive cost of capital, which could decrease the Company’s profitability and significantly reduce the Company’s financial flexibility. The Company’s results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

Difficult conditions in the economy generally may materially adversely affect the Company’s business and results of operations, and these conditions may not improve in the near future.

The Company’s results of operations are materially affected by conditions in the economy in both the U.S. and elsewhere. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence, and increased unemployment, have precipitated an economic slowdown and a recession. In addition, the fixed-income markets are experiencing a period of extreme volatility, which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the Sub-prime segment of the mortgage-backed securities (MBS) market. However, these concerns have since expanded to include a broad range of MBSs (including those backed by commercial mortgages), asset-backed securities (ABSs) and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. These events and the continuing market upheavals may have an adverse effect on the Company, in part because the Company has a large investment portfolio and also is dependent upon customer behavior. The Company’s revenues are likely to decline in such circumstances, and the Company’s profit margins could erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, the Company could incur significant losses. Even in the absence of a market downturn, the Company is exposed to substantial risk of loss due to market volatility.

The Company is a significant writer of variable annuity products. The account values of these products will be affected by the downturn in capital markets. Any decrease in account values will decrease the fees generated by the Company’s variable annuity products. See Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Equity Market Risk for a complete discussion of risk factors associated with guaranteed contracts.

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

The Internal Revenue Code may be changed to address the fiscal challenges currently faced by the federal government. These changes could include changes to the taxation of life insurance, annuities, mutual funds, retirement savings plans, and other investment alternatives offered by the Company. Such changes could have an adverse impact on the desirability of the products offered by the Company.

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

The Company is exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, real estate values, foreign currency exchange rates, market volatility, the performance of the economy in general, the performance of the specific obligors included in its portfolio and other factors outside the Company’s control. The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of the Company’s investment portfolio and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of the Company’s life insurance businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that the Company’s policyholders may surrender their contracts in a rising interest rate environment, requiring the Company to sell assets, which likely would have declined in value due to the increase in interest rates. Due to the long-term nature of the liabilities associated with certain of the Company’s life insurance businesses, guaranteed benefits on variable annuities and structured settlements, sustained declines in long-term interest rates may subject the Company to reinvestment risks and increased hedging costs. In other situations, declines in interest rates may result in increasing the duration of certain life insurance liabilities, creating asset liability duration mismatches. The Company’s investment portfolio also contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond the Company’s control. A rise in interest rates would increase the net unrealized loss position of the investment portfolio, offset by the Company’s ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of the investment portfolio, offset by lower rates of return on funds reinvested. The Company’s mitigation efforts with respect to interest rate risk primarily are focused toward maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of the estimated liability cash flow profile. However, the Company’s estimate of the liability cash flow profile may be inaccurate, and the Company might need to sell assets, which likely would have declined in value due to the increase in interest rates, in order to cover the liability. Although the Company takes measures to manage the economic risks of investing in a changing interest rate environment, the Company may not be able to mitigate the interest rate risk of the Company’s assets relative to its liabilities.

The Company’s exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads will increase the net unrealized loss position of the investment portfolio, will increase losses associated with credit based derivatives where the Company assumes credit exposure, and, if issuer credit spreads increase significantly or for an extended period of time, would likely result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. In addition, market volatility can make it difficult to value certain of the Company’s securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on the Company’s results of operations or financial condition. Credit spreads on both corporate and structured securities have widened, resulting in continuing depressed pricing. Continuing challenges include continued weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and hedge funds, and a serious dislocation in the interbank market. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on the Company’s results of operations, financial condition or cash flows through realized losses, impairments and changes in unrealized positions.

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

•	Trading securities are recorded at fair value with subsequent changes in fair value recognized in net investment income.

•	Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at fair value.

•

Mortgage loans held for investment are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances. Commercial mortgage loans that are held for sale are carried at fair value as elected under Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of Financial Accounting Standards Board (FASB) Statement No. 115.

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

Fixed maturity, equity and trading securities and certain other investments are reported at fair value on the balance sheet. The Company has categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument in its entirety.

The Company categorizes financial assets recorded at fair value in the consolidated balance sheets as follows:

•

Level 1 – Unadjusted quoted prices accessible in active markets for identical assets or liabilities at the measurement date. The types of assets utilizing Level 1 valuations include U.S. Treasury and agency securities, equity securities listed in active markets, investments in publicly traded mutual funds with quoted market prices, and listed derivatives.

•

Level 2 – Unadjusted quoted prices for similar assets in active markets or inputs (other than quoted prices) that are observable or that are derived principally from or corroborated by observable market data through correlation or other means. The types of assets utilizing Level 2 valuations generally include U.S. Government agency securities, municipal bonds, structured notes and certain MBSs and ABSs, certain corporate debt, certain private placement investments, and certain derivatives, including certain cross-currency interest rate swaps and credit default swaps.

•

Level 3 – Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate about the assumptions market participants would use at the measurement date in pricing the asset. Consideration is given to the risk inherent in both the method of valuation and the valuation inputs. Generally, the types of assets utilizing Level 3 valuations are certain MBSs and ABSs, certain corporate debt, certain private placement investments, certain mutual fund holdings, and certain derivatives.

Prices provided by independent pricing services and independent broker quotes used to assist in developing the fair value measurement can vary widely even for the same security. The determination of fair values in the absence of quoted market prices is based on: 1) valuation methodologies; 2) securities the Company deems to be comparable; and 3) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, issuer credit worthiness, industry sector of the issuer, issuer and security specific liquidity, performance of the underlying collateral and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption including periods of significantly changing interest rates, rapidly widening credit spreads, inactivity or illiquidity, it may be difficult to value certain of the Company’s securities, for example Alt-A and Sub-prime MBSs or certain types of ABSs, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus result in more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods, which are more sophisticated or require greater estimation, thereby resulting in values which may be different from the value at which the investments ultimately may be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the Company’s financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on the Company’s results of operations or financial condition.

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

The reported value of the Company’s relatively illiquid types of investments and, at times, the high quality, generally liquid asset classes, do not necessarily reflect the lowest observed price for the asset. If the Company was forced to sell certain assets in the current market, there can be no assurance that the Company would be able to sell them for the prices at which they are recorded, and the Company may be forced to sell them at significantly lower prices.

The determination of the amount of allowances and impairments taken on the Company’s investments and the valuation allowance on the deferred income tax asset are judgmental and could materially impact the Company’s results of operations or financial position.

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

For debt securities not subject to Emerging Issues Task Force Issue (EITF) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, as amended by FASB Staff Position (FSP) EITF 99-20-1 (EITF 99-20), an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or based on the probability that the Company may not be able to receive all contractual payments when due. Debt securities accounted for under EITF 99-20 may experience other-than-temporary impairment in future periods in the event an adverse change in cash flows is anticipated or probable. Furthermore, equity securities may experience other-than-temporary impairment in the future based on the prospects for recovery in value in a reasonable period.

Many criteria are considered during this process including, but not limited to, the current fair value as compared to cost or amortized cost, as appropriate, of the security; the amount and length of time a security’s fair value has been below cost or amortized cost; specific known and probable credit issues and financial prospects related to the issuer and/or collateral; management’s intent and ability to hold or dispose of the security; and current economic conditions. Other-than-temporary impairment losses result in a reduction to the cost basis of the underlying investment.

See Note 14 to the audited consolidated financial statements included in the F pages of this report for a discussion of management’s considerations in assessing the realizability of deferred tax assets.

Deterioration in the public debt and equity markets could lead to additional investment losses.

The prolonged and severe disruptions in the public debt and equity markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in significant realized and unrealized losses in the Company’s investment portfolio. For the year ended December 31, 2008, the Company incurred substantial realized and unrealized investment losses, as described in Part II, Item 7 – MD&A. Subsequent to December 31, 2008, through the date of this report, conditions in the public debt and equity markets have continued to deteriorate, and pricing levels have continued to decline. As a result, depending on market conditions, the Company could incur substantial additional realized and unrealized losses in future periods, which could have a material adverse impact on the Company’s results of operations, equity, business, and insurer financial strength and debt ratings.

A downgrade or potential downgrade in the Company’s financial strength or credit ratings could result in a loss of business and adversely affect the Company’s financial condition and results of operations.

Financial strength ratings, which various Nationally Recognized Statistical Rating Organizations (NRSROs) publish as indicators of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in the Company’s products, the Company’s ability to market its products and its competitive position.

Downgrades in the Company’s financial strength ratings could have an adverse effect on the Company’s financial condition and results of operations in many ways, including reducing new sales of insurance products, annuities and other investment products; adversely affecting the Company’s relationships with its sales force and independent sales intermediaries; increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders; requiring the Company to reduce prices for many of its products and services to remain competitive; and adversely affecting the Company’s ability to obtain reinsurance at reasonable prices or at all.

In addition to the financial strength ratings of the Company’s insurance subsidiaries, various NRSROs also publish credit ratings for NFS and several of its subsidiaries. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in the Company’s overall funding profile and ability to access certain types of liquidity. Downgrades in the Company’s credit ratings could have an adverse effect on the Company’s financial condition and results of operations in many ways, including limiting the Company’s access to capital markets, potentially increasing the cost of debt, and requiring the Company to post collateral.

On September 18, September 29, October 2, and October 10, 2008, A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s and Standard & Poor’s, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

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

If the Company’s business does not perform well or if actual experience versus estimates used in valuing and amortizing deferred policy acquisition costs (DAC) varies significantly, the Company may be required to accelerate the amortization of DAC, which could adversely affect the Company’s results of operations or financial condition.

The Company incurs significant costs in connection with acquiring new and renewal business. Those costs that vary with and primarily are related to the production of new and renewal business are deferred and referred to as DAC. The recovery of DAC is dependent upon the future profitability of the related business. The amount of future profit or margin primarily is dependent on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties, and certain economic variables, such as inflation. Of these factors, the Company anticipates that investment returns are most likely to impact the rate of amortization of such costs. The aforementioned factors enter into management’s estimates of gross profits, which generally are used to amortize such costs. If the estimates of gross profits were overstated, then the amortization of such costs would be accelerated in the period the actual experience is known or when estimates are reevaluated and would result in a charge to income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC related to variable annuity and variable universal life contracts, resulting in a charge to operations. Such adjustments could have a material adverse effect on the Company’s results of operations or financial condition.

Deviations from assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating reserve amounts could have a material adverse impact on the Company’s results of operations or financial condition.

The process of calculating reserve amounts for a life insurance organization involves the use of a number of assumptions, including those related to persistency (how long a contract stays with a company), mortality, morbidity and interest rates (the rates expected to be paid or received on financial instruments, including insurance or investment contracts). Actual results could differ significantly from those assumed. As such, significant deviations from one or more of these assumptions could result in a material adverse impact on the Company’s results of operations or financial condition.

The Company’s insurance subsidiaries are subject to extensive regulations designed to benefit or protect policyholders rather than the Company.

See Part I, Item 1 – Business – Regulation – Regulation at State Level for a general description of the regulations designed to benefit or protect policyholders. Changes in regulations or in the interpretation of existing laws or regulations may adversely impact pricing, reserve adequacy or exposure to litigation and could increase the costs of regulatory compliance by the Company’s insurance subsidiaries. Any proposed or future state legislation or regulations may negatively impact the Company’s financial position or results of operations.

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

Although the federal government does not directly regulate the insurance industry, federal legislation, administrative policies and court decisions may significantly and adversely affect certain areas of the Company’s business. In addition to product tax issues, these areas include pension and employee welfare benefit plan regulation, financial services regulation and taxation generally. For example, the following events could adversely affect the Company’s business:

•	changes in laws such as ERISA, as amended, that apply to group annuities (see Part I, Item 1 – Business – Regulation – ERISA Considerations for a complete discussion of ERISA);

•

changes in tax laws that would reduce or eliminate the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products; repeal of the federal estate tax;

•	changes in the availability of, or rules concerning the establishment and operation of, Section 401, 403(b) and 457 plans or individual retirement accounts;

•

changes in tax laws, including changes that could reduce or eliminate many of the tax advantages of purchasing and owning annuity and life insurance products (see Difficult conditions in the economy generally may adversely affect the Company’s business and results of operations, and these conditions may not improve in the near future, and Part I, Item 1 – Business – Regulation – Tax Legislation for a description of risk factors related to potential tax legislation and “Tax Matters” in Note 19 to the audited consolidated financial statements included in the F pages of this report for information regarding the Company’s separate account dividends received deduction); or

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

See Part I, Item 3 – Legal Proceedings for a description of litigation and regulatory actions. These and future litigation matters may negatively affect the Company by resulting in the payment of substantial awards or settlements, increasing legal and compliance costs, requiring the Company to change certain aspects of its business operations, diverting management attention from other business issues or harming the Company’s reputation with customers.

Certain changes in accounting and/or financial reporting standards issued by the FASB, the SEC or other standard-setting bodies could have a material adverse impact on the Company’s financial position or results of operations.

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

The continued threat of terrorism and ongoing military and other actions may result in decreases in the Company’s consolidated net (loss) income, revenue and assets under management and may adversely impact the Company’s consolidated investment portfolio.

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

See Part I, Item 1 – Business – Competition for a description of competitive factors affecting the Company. The Company’s revenues and profitability could be impacted negatively due to competition.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2 PROPERTIES

Pursuant to an arrangement between NMIC and certain of its subsidiaries, during 2008 the Company leased on average approximately 890,000 square feet of office space in the three-building home office complex and in other offices in central Ohio. In addition, the Company leases approximately 120,000 square feet of office space in Berwyn, Pennsylvania (of which approximately 90,000 square feet are subleased). The Company believes that its present and planned facilities are adequate for the anticipated needs of the Company.

ITEM 3 LEGAL PROCEEDINGS

See Note 19 to the audited consolidated financial statements included in the F pages of this report for a discussion of legal proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 31, 2008, the Company held a special meeting of shareholders. At that meeting shareholders voted on the following proposal:

	For	Against	Withheld
Adoption and approval of the Agreement and Plan of Merger, dated as of August 6, 2008, among the Company, NMIC, NMFIC, Nationwide Corp. and NWM Merger Sub, Inc.	114,626,832	226,553	165,468

PART II

ITEM 5 MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On January 1, 2009, the Company became a wholly owned, privately held subsidiary of Nationwide Corporation through a merger of the Company and NWM Merger Sub, Inc., a wholly owned subsidiary of Nationwide Corporation. On that date, all 100 shares of NWM Merger Sub’s issued and outstanding common stock became the issued and outstanding common stock of the Company and all such shares are held by Nationwide Corporation.

Until the close of the market on December 31, 2008, the Class A common stock of NFS was traded on the New York Stock Exchange under the symbol “NFS.” As of December 31, 2008, NFS had 46,299,986 registered shareholders of Class A common stock. All of the shares of the Company’s Class A common stock were cancelled upon the closing of the merger transaction on January 1, 2009.

There was no established public trading market for the Company’s Class B common stock. All 91,778,717 shares of Class B common stock that had been outstanding on December 31, 2008 were owned by Nationwide Corporation. All of the shares of the Company’s Class B common stock were cancelled upon the closing of the merger transaction on January 1, 2009.

The following table presents quarterly high, low and closing sales prices of NFS Class A common stock and cash dividends declared on such shares for each quarter of 2008 and 2007:

	Market price			Dividends declared
Quarter ended	High	Low	Closing
March 31, 2008	$48.52	$37.42	$47.28	$0.29
June 30, 2008	51.69	47.15	48.01	0.29
September 30, 2008	51.90	41.75	49.33	0.29
December 31, 2008	52.24	40.35	52.21	—

March 31, 2007	$55.80	$51.84	$53.86	$0.26
June 30, 2007	64.74	54.05	63.22	0.26
September 30, 2007	65.52	45.32	53.82	0.26
December 31, 2007	55.60	41.78	45.01	0.26

See Part I, Item 1 – Business – Regulation – Regulation of Dividends and Other Payments from Insurance Subsidiaries for information regarding restrictions on the ability of NFS’ insurance subsidiaries to pay dividends to NFS.

NFS issued 39 shares of Class A common stock during the first quarter of 2008, at an average price of $44.17 per share, to Arden L. Shisler, the Chairman of the Board of Directors of the Company. Mr. Shisler is not an employee of NFS or its affiliates. This was a partial payment of the supplemental annual stock retainer for 2008 paid by NFS to the Chairman of the Board. The Chairman of the Board received a supplemental annual retainer of $40,000 for his additional duties, which in prior years was paid monthly one-half in cash and one-half in shares of the Company’s Class A common stock. For the remainder of 2008, the supplemental cash retainer for Mr. Shisler was paid in cash only. The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended. On January 1, 2009, Mr. Shisler and all other members of the Company’s Board of Directors resigned. Three members of management were elected as the directors of the post-merger board of the Company.

See Note 15 to the audited consolidated financial statements included in the F pages of this report for a description of the Company’s stock repurchase program (the Program) activity. The Program terminated on January 1, 2009 upon the closing of the merger transaction described above as a result of the purchase of all of NFS’ outstanding publicly traded common stock by Nationwide Corporation.

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of NFS’ equity securities by NFS or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, during the Company’s fourth quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate value of shares that may yet be purchased under the programs[1] (in millions)
October 2008	100,000	$47.08	—	$438.0
November 2008	—	N/A	—	438.0
December 2008	—	N/A	—	438.0

Total	100,000	$47.08	—

[1]	As previously noted above, the Program terminated on January 1, 2009 upon the closing of the merger transaction.

See Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for additional information required by this item.

ITEM 6 SELECTED CONSOLIDATED FINANCIAL DATA

Five-Year Summary

	Years ended or as of December 31,
(in millions, except per share amounts)	2008	2007	2006	2005	2004
Statements of (Loss) Income Data:
Total revenues	$2,707.6	$4,528.9	$4,562.5	$4,416.2	$4,167.9
(Loss) income from continuing operations	(835.8)	609.7	727.1	639.0	524.5
Net (loss) income	(849.0)	626.8	724.0	610.4	516.4

(Loss) earnings from continuing operations per common share:
Basic	$(6.06)	$4.28	$4.85	$4.18	$3.45
Diluted	(6.06)	4.25	4.82	4.16	3.43

(Loss) earnings per common share:
Basic	$(6.16)	$4.40	$4.83	$3.99	$3.40
Diluted	(6.16)	4.37	4.80	3.97	3.38

Weighted average common shares outstanding:
Basic	137.9	142.5	149.9	152.9	152.1
Diluted	137.9	143.5	150.7	153.6	152.9

Cash dividends declared per common share	$0.87	$1.04	$0.92	$0.76	$0.72
Balance Sheets Data:
Total assets	$93,627.4	$119,207.1	$119,531.1	$116,361.2	$117,121.2
Long-term debt	1,725.9	1,565.1	1,398.5	1,398.0	1,406.0
Shareholders’ equity	3,058.2	5,324.6	5,622.7	5,387.6	5,234.0
Book value per common share	$22.14	$38.44	$38.51	$35.33	$34.32

Segment Data:
Customer funds managed and administered:
Individual Investments	$39,551.2	$53,587.0	$52,963.6	$51,227.6	$52,481.9
Retirement Plans	62,798.1	80,546.6	76,597.1	69,850.8	65,428.3
Individual Protection	18,250.0	20,990.5	19,686.8	17,388.6	15,683.0
Corporate and Other	6,326.5	7,241.3	7,662.4	7,017.8	6,703.4

Total	$126,925.8	$162,365.4	$156,909.9	$145,484.8	$140,296.6

Pre-tax operating (loss) earnings:
Individual Investments	$(220.2)	$300.7	$223.1	$250.7	$244.0
Retirement Plans	202.2	252.6	221.2	191.3	183.3
Individual Protection	256.5	299.8	280.8	266.1	247.3
Corporate and Other	(188.8)	74.6	65.1	54.9	66.8

Sales:
Individual Investments	$5,066.3	$6,126.6	$5,391.1	$4,109.2	$5,338.5
Retirement Plans	10,339.9	10,691.2	10,010.0	9,509.4	8,912.7
Individual Protection	1,706.7	1,746.4	1,962.0	1,825.2	1,766.8

Total	$17,112.9	$18,564.2	$17,363.1	$15,443.8	$16,018.0

As described in Part II, Item 7 – MD&A – Overview – Discontinued Operations, the results of operations of TBG Financial are reflected as discontinued for 2008 and all prior years. The results of operations of The 401(k) Company are reflected as discontinued for 2007 and all prior years. In addition, the results of operations of Cap Pro Holding, Inc., Nationwide Financial Services (Bermuda), Ltd. and William J. Lynch & Associates, Inc. are reflected as discontinued for 2005 and 2004. As described in Part II, Item 7  – MD&A – Overview – Nationwide Funds Group Acquisition, the results of operations of NFG for 2007 and all prior years are reflected as though the companies were combined for all periods presented.

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

(ii)

the potential impact on the Company’s reported net (loss) income and related disclosures that could result from the adoption of certain accounting and/or financial reporting standards issued by the FASB, the SEC or other standard-setting bodies;

(iii)	tax law changes impacting the tax treatment of life insurance and investment products;

(iv)	repeal of the federal estate tax;

(v)	heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors;

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

(ix)

changes in interest rates and the equity markets causing a reduction of investment income and/or asset fees, an acceleration of the amortization of DAC and/or value of business acquired (VOBA), a reduction in separate account assets or a reduction in the demand for the Company’s products; increased liabilities related to living benefits and death benefit guarantees;

(x)

reduction in the value of the Company’s investment portfolio as a result of changes in interest rates, yields and liquidity in the market as well as geopolitical conditions and the impact of political, regulatory, judicial, economic or financial events, including terrorism, affecting the market generally and companies in the Company’s investment portfolio specifically; corresponding impact on the ultimate realizability of deferred tax assets;

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

(xv)

deviations from assumptions regarding future persistency, mortality (including as a result of the outbreak of a pandemic illness), morbidity and interest rates used in calculating reserve amounts and in pricing the Company’s products;

(xvi)

adverse litigation results and/or resolution of litigation and/or arbitration or investigation results that could result in monetary damages or impact the manner in which the Company conducts its operations; and

(xvii)

adverse consequences, including financial and reputation costs, regulatory problems and potential loss of customers resulting from failure to meet privacy regulations and/or protect the Company’s customers’ confidential information.

Overview

Following is management’s discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 2008. This discussion should be read in conjunction with the audited consolidated financial statements and related notes beginning on page F-1 of this report.

See Part I, Item 1 – Business – Overview and Part I, Item 1 – Business – Capital Stock Transactions for a description of the Company and its ownership structure.

Business Segments

Management views the Company’s business primarily based on its underlying products and uses this basis to define its four reportable segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating (loss) earnings, which is calculated by adjusting (loss) income from continuing operations before federal income tax (benefit) expense and discontinued operations to exclude: (1) net realized investment gains and losses, except for operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to hedges on GMDB contracts and securitizations); and (2) the adjustment to amortization of DAC and VOBA related to net realized investment gains and losses.

See Part I, Item 1 – Business – Business Segments for a description of the components of each segment.

The following table summarizes pre-tax operating (loss) earnings by segment for the years ended December 31:

(dollars in millions)	2008	2007	Change	2006	Change
Individual Investments	$(220.2)	$300.7	NM	$223.1	35%
Retirement Plans	202.2	252.6	(20)%	221.2	14%
Individual Protection	256.5	299.8	(14)%	280.8	7%
Corporate and Other	(188.8)	74.6	NM	65.1	15%

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

In addition, life insurance profits are significantly impacted by mortality, morbidity and persistency experience. Asset impairments and the tax position of the Company also impact profitability.

Discontinued Operations

Effective March 31, 2007, the Company completed the sale of The 401(k) Company for $115.4 million in cash and recorded a $45.5 million gain, net of taxes.

During the quarter ended December 31, 2007, the Company committed to a plan of sale of its interest in TBG Financial. Based on management’s determination that the carrying value of this business exceeded its estimated fair value (less estimated cost to sell), the Company recorded a $23.4 million loss, net of taxes. During 2008, the Company completed the sale of its interest in TBG Financial for $41.3 million in cash and potential additional consideration in the form of an earnout provision, resulting in the Company recording an additional loss of $13.2 million, net of taxes.

The results of operations of TBG Financial and The 401(k) Company for 2008 and all prior periods are reflected as discontinued operations in the consolidated statements of (loss) income. In addition, the sales tables and “Other Data” section of the Retirement Plans segment table in the subsequent portions of Part I, Item 7 – MD&A exclude amounts applicable to The 401(k) Company.

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

Nationwide Funds Group Acquisition

On February 2, 2007, NFS entered into a stock purchase agreement with Nationwide Corporation to acquire the Philadelphia-based retail asset management operations of NWD Investment Management, Inc. The transaction closed on April 30, 2007 with a final purchase price of $244.2 million. The acquired operations are known as NFG. The purchase was accounted for during the second quarter of 2007 at historical cost in a manner similar to a pooling of interests because the involved entities are under common control. NFG is reflected in the Company’s current and prior period consolidated financial statements at the historical cost of the transferred net assets to provide comparative information as though the companies were combined for all periods presented. The excess purchase price over the historical cost of the acquired net assets was accounted for as a $202.5 million equity transaction, including a $4.0 million true-up recorded during the fourth quarter of 2007.

Fair Value Measurements

As described in Note 4 to the audited consolidated financial statements included in the F pages of this report, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157), effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The Company categorizes financial assets and liabilities recorded at fair value in the consolidated balance sheets as Level 1, Level 2 or Level 3 depending on the observability of inputs used to measure fair value.

Investments

For fixed maturity and marketable equity securities for which market quotations generally are available, the Company generally uses independent pricing services to assist in determining the fair value measurement. For certain fixed maturity securities not priced by independent services (generally private placement securities without quoted market prices), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining private spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. The Company also utilized broker quotes to assist in pricing securities or to validate modeled prices.

As of December 31, 2008, 80% of the prices of fixed maturity securities were valued with assistance of independent pricing services, 11% were valued with assistance of the Company’s pricing matrices, 4% were valued with assistance of broker quotes and 5% were valued from other sources (compared to 74%, 16%, 7% and 3%, respectively, as of December 31, 2007).

Available-for-sale securities valued using significant Level 3 inputs includes investments in markets which the Company considers inactive, the Company’s non-investment grade holdings in collateralized mortgage obligations, certain MBSs, ABSs and ABS trust preferred notes, certain broker-quoted or internally priced securities and securities that are at or near default based on designations assigned by the NAIC. As of December 31, 2008, Level 3 investments comprised 20% of total investments measured at fair value.

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

As of December 31, 2008 and 2007, the Company had received $1,022.5 million and $245.4 million, respectively, of cash for derivative collateral, which is in turn invested in short-term investments. The Company also held $35.4 million and $18.5 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the Company had pledged fixed maturity securities with a fair value of $24.5 million and $18.8 million, respectively, as collateral to various derivative counterparties.

The Company periodically evaluates the risks within the derivative portfolios due to credit exposure. When evaluating this risk, the Company considers several factors which include, but are not limited to, the counterparty risk associated with derivative receivables, the Company’s own credit as it relates to derivative payables, the collateral thresholds associated with each counterparty, and changes in relevant market data in order to gain insight into the probability of default by the counterparty. In addition, the effect that the Company’s exposure to credit risk could have on the effectiveness of the Company’s hedging relationships is considered. As of December 31, 2008, the impact of the exposure to credit risk on both the fair value measurement of derivative assets and liabilities and the effectiveness of the Company’s hedging relationships was immaterial.

Inactive Markets

Recent market conditions have led to illiquidity in certain markets for financial instruments, causing the Company to consider such markets inactive. Examples of the criterion used by the Company to determine that a market is inactive include, but are not limited to, a significant widening of bid-ask spreads in brokered markets, significant decreases in trade volumes relative to historical levels, few observable transactions, non-binding broker quotes, and noncurrent pricing for recent transactions with significant variance over time or among market makers in the observable prices for such transactions, thus reducing the potential relevance of those observations.

As of December 31, 2008, the Company had investments in markets that it considered inactive with an amortized cost of $4.87 billion and an estimated fair value of $3.56 billion, which represents 15% of the estimated fair value of all fixed maturity securities available-for-sale. Of these amounts, 94% were valued with the assistance of independent pricing services.

For the remaining 6% of investments in inactive markets for which pricing from an independent pricing service is not considered, the Company uses a weighting of broker quotes and internal pricing models to determine the estimated fair values. The Company’s holdings in these financial instruments were immaterial to the overall investment portfolio as of December 31, 2008, representing only 1% of the estimated fair value of fixed maturity securities available-for-sale.

Future Policy Benefits and Claims

The fair value measurements for future policy benefits and claims relate to embedded derivatives associated with contracts with living benefit riders (GMABs, GLWBs and equity-indexed annuities). Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses observable inputs, such as published swap rates, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are based on actual experience.

Critical Accounting Policies and Recently Issued Accounting Standards

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates.

The Company’s most critical estimates include, but are not limited to, those used to determine the following: the balance, recoverability and amortization of DAC; whether an available-for-sale security is other-than-temporarily impaired, valuation allowances for mortgage loans on real estate; derivative instruments; the liability for future policy benefits and claims; and federal income tax provision.

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

For investment and universal life insurance products, the Company amortizes DAC with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administrative fees, surrender charges, and net realized investment gains and losses less policy benefits and policy maintenance expenses. The Company adjusts the DAC asset related to investment and universal life insurance products to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b) to the audited consolidated financial statements included in the F pages of this report.

The assumptions used in the estimation of future gross profits are based on the Company’s current best estimates of future events and are reviewed as part of an annual process during the second quarter. During the annual process, the Company performs a comprehensive study of assumptions, including mortality and persistency studies, maintenance expense studies, and an evaluation of projected general and separate account investment returns. The most significant assumptions that are involved in the estimation of future gross profits include future net separate account investment performance, surrender/lapse rates, interest margins and mortality. Currently, the Company’s long-term assumption for net separate account investment performance is approximately 7% growth per year and varies by product. The Company reviews this assumption, like others, as part of its annual process. If this assumption were unlocked, the date of the unlocking could become the anchor date used in the reversion to the mean process (defined below). Variances from the long-term assumption are expected since the majority of the investments in the underlying separate accounts are in equity securities, which strongly correlate in the aggregate with the S&P 500 Index. The Company bases its reversion to the mean process on actual net separate account investment performance from the anchor date to the valuation date. The Company then assumes different performance levels over the next three years such that the separate account mean return measured from the anchor date to the end of the life of the product equals the long-term assumption. The assumed net separate account investment performance used in the DAC models is intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process generally limits net separate account investment performance to 0-15% during the three-year reversion period. See below for a discussion of 2008 and 2007 assumption changes that impacted DAC amortization and related balances.

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

For variable annuity products, the DAC balance is sensitive to the effects of changes in the Company’s estimates of gross profits, primarily due to the significant portion of the Company’s gross profits that are dependent upon the rate of return on assets held in separate accounts. This rate of return influences fees earned by the Company from these products and costs incurred by the Company associated with minimum contractual guarantees, as well as other sources of future expected gross profits. As previously stated, the Company’s current long-term assumption for net separate account investment performance is approximately 7% growth per year. In its ongoing evaluation of this assumption, the Company monitors its historical experience, market information and other relevant trends. To demonstrate the sensitivity of both the Company’s variable annuity product DAC balance, which was approximately $1.7 billion in aggregate at December 31, 2008, and related amortization, a 1% increase (to 8%) or decrease (to 6%) in the long-term assumption for net separate account investment performance would result in an approximately $20.0 million net increase or net decrease, respectively, in DAC amortization over the following year. These fluctuations are reasonably likely to occur. The information provided above considers only changes in the assumption for long-term net separate account investment performance and excludes changes in other assumptions used in the Company’s evaluation of DAC.

During the second quarter of 2007, the Company conducted its annual comprehensive review of model assumptions used to project DAC and other related balances, including sales inducement assets, VOBA, unearned revenue reserves, and guaranteed minimum death and income benefit reserves. This review included all assumptions, including expected separate account investment returns during the three-year reversion period, lapse rates, mortality and expenses. The Company determined as part of this annual review that the overall separate account returns were expected to exceed previous estimates due to favorable financial market trends. Additionally, while the Company estimated that the overall profitability of its variable products had improved, it expected the long-term net growth in separate account investment performance to moderate.

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

During the second quarter of 2007, the Company added a new feature to its existing GLWB rider, Lifetime Income (L.inc). This new feature results in a substantial change in the existing contracts and, therefore, an extinguishment of the DAC associated with those contracts pursuant to the American Institute of Certified Public Accountants’ Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. As a result, the Company eliminated existing DAC and other related balances resulting in a $135.0 million pre-tax charge.

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

During the third quarter of 2008, the Company’s recorded balance of individual variable annuity DAC fell outside the Company’s preset parameters for the prescribed period, which primarily was driven by unfavorable market performance compared to the assumed net separate account returns. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a decrease in DAC and an increase in DAC amortization and other related balances totaling $177.2 million pretax in the Individual Investments segment. During the fourth quarter of 2008, the Company’s recorded balance of individual variable annuity DAC fell outside the Company’s preset parameters, which primarily was driven by continued unfavorable market performance compared to assumed net separate account returns. Management made a determination that it was not reasonably possible to get back within the preset parameters during the remaining prescribed period. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a decrease in DAC and an increase in DAC amortization and other related balances of $243.1 million pre-tax in the Individual Investments segment. The Company continues to use the reversion to the mean process with the anchor date that was reset during the second quarter 2007 unlocking as described above. The Company evaluated the assumed separate account performance level over the next three years and determined that the assumptions inherent in the reversion period were reasonable. The annual net separate account growth rate for the mean reversion period is 15%, the maximum rate under the Company’s parameters. Accordingly, future periods may incur additional amortization of DAC if the Company’s actual returns are less than assumed.

Traditional life insurance products

Generally, DAC related to traditional life insurance products is amortized with interest over the premium-paying period of the related policies in proportion to the ratio of actual annual premium revenue to the anticipated total premium revenue. Such anticipated premium revenue is estimated using the same assumptions as those used for computing liabilities for future policy benefits at issuance. Under existing accounting guidance, the concept of DAC unlocking does not apply to traditional life insurance products, although evaluations of DAC for recoverability at the time of policy issuance and loss recognition testing at each reporting period are required.

Other-than-temporary Impairments

Management regularly reviews investments in its fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

For debt securities not subject to EITF 99-20, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is no longer probable that the Company will recover all contractual amounts when due. Furthermore, equity securities may experience other-than-temporary impairments based on prospects of recovery in a reasonable period of time. Many criteria are considered during this process including, but not limited to, specific credit issues and financial prospects related to the issuer, the quality of the underlying collateral, management’s intent and ability to hold the security until recovery, current economic conditions that could affect the creditworthiness of the issuer in the future, the current fair value as compared to the amortized cost of the security, the extent and duration of the unrealized loss, and the rating of the affected security. Other-than-temporary impairment losses result in a reduction to the cost basis of the underlying investment.

In addition to the above, for certain beneficial interests in securitized financial assets with contractual cash flows, including ABSs, EITF 99-20 and FSP EITF 99-20-1 also require the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is not greater than or equal to its carrying value based on current information and events, and if there has been a probable adverse change in estimated cash flows since the last revised estimate (considering both timing and amount), then the Company recognizes an other-than-temporary impairment and writes down the investment to fair value.

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

Derivative Instruments

Derivatives are carried at fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge); a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); a foreign currency fair value or cash flow hedge (foreign currency hedge); or a non-hedge transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for entering into various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used for hedging transactions are expected to be and, for ongoing hedging relationships, have been, highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not, or is not expected to be, highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

See Note 2(c) and Note 5 of the audited consolidated financial statements included in the F pages of this report, for additional information regarding the Company’s use of derivatives instruments to manage interest rate and equity market risk.

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

The Company’s liability for funding agreements to an unrelated third party trust related to NLIC’s MTN program equals the balance that accrues to the benefit of the contractholder, including interest credited. The funding agreements constitute insurance obligations and are considered annuity contracts under Ohio insurance laws.

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

Federal Income Taxes

Management provides for federal income taxes based on amounts it believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, management may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of (loss) income.

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

Results of Operations

2008 Compared to 2007

The following table summarizes the Company’s consolidated results of operations for the years ended December 31:

(dollars in millions)	2008	2007	Change
Revenues:
Policy charges:
Asset fees	$677.1	$773.2	(12)%
Cost of insurance charges	449.7	420.5	7%
Administrative fees	140.4	119.4	18%
Surrender fees	73.3	70.8	4%

Total policy charges	1,340.5	1,383.9	(3)%
Premiums	417.7	432.7	(3)%
Net investment income	1,971.3	2,276.7	(13)%
Net realized investment losses	(1,549.9)	(165.2)	NM
Other income	528.0	600.8	(12)%

Total revenues	2,707.6	4,528.9	(40)%

Benefits and expenses:
Interest credited to policyholder accounts	1,210.5	1,342.0	(10)%
Benefits and claims	875.4	682.9	28%
Policyholder dividends	93.1	83.1	12%
Amortization of DAC	691.6	382.1	81%
Amortization of VOBA and other intangible assets	32.4	50.2	(35)%
Interest expense	105.6	110.6	(5)%
Debt extinguishment costs	—	10.2	NM
Other operating expenses	1,066.9	1,067.4	—

Total benefits and expenses	4,075.5	3,728.5	9%

(Loss) income from continuing operations before federal income tax (benefit) expense	(1,367.9)	800.4	NM
Federal income tax (benefit) expense	(532.1)	190.7	NM

(Loss) income from continuing operations	(835.8)	609.7	NM
Discontinued operations, net of taxes	(13.2)	23.1	NM
Cumulative effect of adoption of accounting principle, net of taxes	—	(6.0)	NM

Net (loss) income	$(849.0)	$626.8	NM

The Company recorded a net loss during 2008 compared to net income in the prior year primarily due to increases in net realized investment losses and amortization of DAC. In addition, higher benefits and claims, lower interest spread income, lower other income and lower asset fees contributed to the overall decline. As previously discussed, the results of The 401(k) Company and TBG Financial are included as discontinued operations, contributing to the overall decline in net income. Lastly, the Company recorded a federal income tax benefit for the current year compared to federal income tax expense in 2007 primarily due to the aforementioned declines in net income.

Net realized investment losses increased primarily due to a $1.03 billion increase in impairment charges due to challenging conditions in the credit markets. In addition, the Company recorded a $474.0 million increase in losses on living benefit embedded derivatives, net of economic hedging activity. Finally, the Company recorded $49.6 million in losses in its structured products business related to impairments on mortgages and mortgage loan commitments, and valuation losses on assets held for trading purposes increased $26.7 million. The overall decline was offset by higher realized gains of $228.0 million on derivatives associated with the Company’s economic hedging program related to contracts with death benefit guarantees.

Higher amortization of DAC was due to several factors. First, the aforementioned DAC unlocking in 2007 lowered amortization of DAC by $235.8 million in the prior year. Next, the previously discussed DAC unlockings in 2008 increased amortization of DAC by $426.7 million in the current year. However, the Company modified the features of its L.inc product within the Individual Investments segment during 2007. This modification required the Company to extinguish existing DAC and other balances related to L.inc, resulting in a $124.0 million increase in amortization of DAC and increased annuity benefits of $11.0 million in the prior year. In addition, net realized losses on embedded derivatives in annuity products offering living benefits decreased amortization of DAC by $93.1 million in 2008. Finally, lower gross profits in the current year and a lower rate of DAC amortization due to the impact of 2007 unlocking further offset the increases described above by approximately $141.4 million.

Benefits and claims increased in the Individual Investments segment primarily due to higher exposure on GMDB contracts driven by unfavorable market conditions which increased benefits and claims by $134.3 million. In addition, adverse mortality in the current year in the variable universal life and universal life insurance businesses in the Individual Protection segment contributed to the increase. The average net claim size and the number of claims in these products increased over the prior year.

Interest spread income declined primarily within the Corporate and Other segment due to a $94.5 million decline in income from alternative investments, lower income from mortgage loan prepayments and bond call premiums, and reduced earnings from the MTN program. See Part II, Item 7 – MD&A – Business Segments for a more detailed discussion of interest spread income.

The decline in other income occurred primarily in the Corporate and Other segment due to lower retail asset management and broker/dealer revenues ($31.9 million) and in the Retirement Plans segment due to lower average non-insurance assets ($22.1 million).

The decrease in asset fees primarily was driven by lower average separate account values in the Individual Investments segment due to unfavorable market performance, partially offset by a higher average variable asset fee rate as new business with living benefit riders and corresponding higher fee rates influenced the overall average rate.

2007 Compared to 2006

The following table summarizes the Company’s consolidated results of operations for the years ended December 31:

(dollars in millions)	2007	2006	Change
Revenues:
Policy charges:
Asset fees	$773.2	$691.2	12%
Cost of insurance charges	420.5	402.0	5%
Administrative fees	119.4	139.1	(14)%
Surrender fees	70.8	83.7	(15)%

Total policy charges	1,383.9	1,316.0	5%
Premiums	432.7	441.5	(2)%
Net investment income	2,276.7	2,300.2	(1)%
Net realized investment (losses) gains	(165.2)	9.1	NM
Other income	600.8	495.7	21%

Total revenues	4,528.9	4,562.5	(1)%

Benefits and expenses:
Interest credited to policyholder accounts	1,342.0	1,381.5	(3)%
Benefits and claims	682.9	646.8	6%
Policyholder dividends	83.1	90.7	(8)%
Amortization of DAC	382.1	462.9	(17)%
Amortization of VOBA and other intangible assets	50.2	49.3	2%
Interest expense	110.6	103.1	7%
Debt extinguishment costs	10.2	—	NM
Other operating expenses	1,067.4	1,028.9	4%

Total benefits and expenses	3,728.5	3,763.2	(1)%

Income from continuing operations before federal income tax expense	800.4	799.3	—
Federal income tax expense	190.7	72.2	NM

Income from continuing operations	609.7	727.1	(16)%
Discontinued operations, net of taxes	23.1	(3.1)	NM
Cumulative effect of adoption of accounting principle, net of taxes	(6.0)	—	NM

Net income	$626.8	$724.0	(13)%

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

The Company recorded net realized investment losses in 2007 compared to net gains in 2006 primarily due to a $100.1 million increase in impairment charges driven by challenging conditions in the credit markets. In addition, the Company recorded higher losses on living benefit embedded derivatives, net of economic hedging activity, primarily as a result of increased volatility in market returns. See Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk for a detailed discussion of products with living benefits.

The increase in other operating expenses occurred within the Corporate and Other and Retirement Plans segments. The Corporate and Other segment was impacted by higher costs at Nationwide Bank, which completed its first year of retail operations in 2007, and increased commissions related to higher revenues in the retail broker/dealer operations. The increase in the Retirement Plans segment was due to higher trail commissions and continued investments in technology and infrastructure.

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

See Part I, Item 1 – Business – Overview for a description of the Company’s sales distribution network.

2008 Compared to 2007

The following table summarizes sales by product and segment for the years ended December 31:

(dollars in millions)	2008	2007	Change
Individual Investments
Individual variable annuities	$4,211.0	$5,606.4	(25)%
Individual fixed annuities	603.0	156.3	286%
Income products	198.3	216.7	(8)%
Advisory services program	54.0	147.2	(63)%

Total Individual Investments	5,066.3	6,126.6	(17)%

Retirement Plans
Private sector:
Group annuity products	863.0	1,064.7	(19)%
Group trust products	4,710.6	5,126.3	(8)%

Total group products	5,573.6	6,191.0	(10)%
NFN products	176.7	149.4	18%
Other	111.1	82.7	34%

Total private sector	5,861.4	6,423.1	(9)%

Public sector:
IRC Section 457 annuities	1,771.8	1,548.5	14%
Administration-only agreements	2,706.7	2,719.6	—

Total public sector	4,478.5	4,268.1	5%

Total Retirement Plans	10,339.9	10,691.2	(3)%

Individual Protection
Corporate-owned life insurance	545.1	552.7	(1)%
Traditional/universal life insurance	607.7	554.4	10%
Variable life insurance	553.9	639.3	(13)%

Total Individual Protection	1,706.7	1,746.4	(2)%

Total sales	$17,112.9	$18,564.2	(8)%

See Part II, Item 7 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the years ended December 31:

(dollars in millions)	2008	2007	Change
Non-affiliated:
Independent broker/dealers	$5,556.3	$6,354.7	(13)%
Financial institutions	2,385.6	2,501.2	(5)%
Wirehouse and regional firms	2,399.4	2,879.0	(17)%
Pension plan administrators	459.1	507.7	(10)%
Life insurance specialists	353.6	329.6	7%

Total non-affiliated sales	11,154.0	12,572.2	(11)%

Affiliated:
NRS	4,509.9	4,299.9	5%
NFN producers	1,257.5	1,468.9	(14)%
Mullin TBG	191.5	223.2	(14)%

Total affiliated sales	5,958.9	5,992.0	(1)%

Total sales	$17,112.9	$18,564.2	(8)%

The decrease in total sales primarily was due to lower variable product sales, especially individual variable annuity sales in the Individual Investments segment. The Company believes volatile market conditions and the current economic slowdown have negatively impacted variable product sales industry wide. Economic conditions also contributed to lower private sector group product sales in the Retirement Plans segment through reduced employer discretionary contributions, employee deferrals and plan transfers. The decline in advisory services program sales in Individual Investments segment was due to the Company exiting this business during 2008. Strong sales of individual fixed annuities in the Individual Investments segment, public sector IRC Section 457 annuity plans in the Retirement Plans segment and the ULtimate universal life product in the Individual Protection segment partially offset the overall decline.

Lower sales through the independent broker/dealers, wirehouse and regional firms, financial institutions, NFN producers, and pension plan administrators channels reflect the declines in variable and group product sales mentioned above, partially mitigated by increased sales of individual fixed annuities, IRC Section 457 annuities and universal life products.

Increased NRS sales were driven by additional deposits from two large administration-only agreements and increased contributions into the Company’s fixed return products.

2007 Compared to 2006

The following table summarizes sales by product and segment for the years ended December 31:

(dollars in millions)	2007	2006	Change
Individual Investments
Individual variable annuities	$5,606.4	$4,751.1	18%
Individual fixed annuities	156.3	186.5	(16)%
Income products	216.7	230.7	(6)%
Advisory services program	147.2	222.8	(34)%

Total Individual Investments	6,126.6	5,391.1	14%

Retirement Plans
Private sector:
Group annuity products	1,064.7	1,230.2	(13)%
Group trust products	5,126.3	4,504.0	14%

Total group products	6,191.0	5,734.2	8%
NFN products	149.4	188.2	(21)%
Other	82.7	69.4	19%

Total private sector	6,423.1	5,991.8	7%

Public sector:
IRC Section 457 annuities	1,548.5	1,533.3	1%
Administration-only agreements	2,719.6	2,484.9	9%

Total public sector	4,268.1	4,018.2	6%

Total Retirement Plans	10,691.2	10,010.0	7%

Individual Protection
Corporate-owned life insurance	552.7	805.9	(31)%
Traditional/universal life insurance	554.4	517.1	7%
Variable life insurance	639.3	639.0	—

Total Individual Protection	1,746.4	1,962.0	(11)%

Total sales	$18,564.2	$17,363.1	7%

See Part II, Item 7 – MD&A – Business Segments for an analysis of sales by product and segment.

The following table summarizes sales by distribution channel for the years ended December 31:

(dollars in millions)	2007	2006	Change
Non-affiliated:
Independent broker/dealers	$6,354.7	$5,758.2	10%
Financial institutions	2,501.2	2,295.1	9%
Wirehouse and regional firms	2,879.0	2,433.6	18%
Pension plan administrators	507.7	532.8	(5)%
Life insurance specialists	329.6	580.6	(43)%

Total non-affiliated sales	12,572.2	11,600.3	8%

Affiliated:
NRS	4,299.9	4,050.2	6%
NFN producers	1,468.9	1,486.5	—
Mullin TBG	223.2	226.1	(1)%

Total affiliated sales	5,992.0	5,762.8	4%

Total sales	$18,564.2	$17,363.1	7%

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

Business Segments

Individual Investments

2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(dollars in millions)	2008	2007	Change
Statements of (Loss) Income Data
Revenues:
Policy charges:
Asset fees	$525.7	$587.6	(11)%
Administrative fees	33.7	27.1	24%
Surrender fees	43.5	47.9	(9)%

Total policy charges	602.9	662.6	(9)%
Premiums	120.2	133.3	(10)%
Net investment income	530.4	642.9	(17)%
Other income	131.9	31.0	NM

Total revenues	1,385.4	1,469.8	(6)%

Benefits and expenses:
Interest credited to policyholder accounts	379.1	444.3	(15)%
Benefits and claims	378.5	233.5	62%
Amortization of DAC	647.7	287.1	126%
Amortization of VOBA and other intangible assets	7.8	5.3	47%
Other operating expenses	192.5	198.9	(3)%

Total benefits and expenses	1,605.6	1,169.1	37%

Pre-tax operating (loss) earnings	$(220.2)	$300.7	NM

Other Data
Interest spread margin:
Net investment income	5.12%	5.69%
Interest credited	3.58%	3.76%

Interest spread on average general account values	1.54%	1.93%

Sales:
Individual variable annuities	$4,211.0	$5,606.4	(25)%
Individual fixed annuities	603.0	156.3	286%
Income products	198.3	216.7	(8)%
Advisory services program	54.0	147.2	(63)%

Total sales	$5,066.3	$6,126.6	(17)%

Average account values:
General account	$10,576.8	$11,814.2	(10)%
Separate account	36,238.6	41,366.0	(12)%
Advisory services program	443.4	634.9	(30)%

Total average account values	$47,258.8	$53,815.1	(12)%

Account values as of year end:
Individual variable annuities	$32,954.3	$46,121.5	(29)%
Individual fixed annuities	4,406.9	4,717.3	(7)%
Income products	2,107.4	2,101.0	—
Advisory services program	82.6	647.2	(87)%

Total account values	$39,551.2	$53,587.0	(26)%

Pre-tax operating (loss) earnings to average account values	(0.47)%	0.56%

The Individual Investments segment recorded a pre-tax operating loss for 2008 compared to pre-tax operating earnings in the prior year primarily due to higher amortization of DAC. In addition, higher benefits and claims, lower asset fees and interest spread income partially were offset by an increase in other income.

Higher amortization of DAC primarily was due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC by $208.9 million in 2007. In addition, the aforementioned DAC unlockings in 2008 increased amortization of DAC by $421.6 million in the current year. However, the Company modified the features of its L.inc product within this segment during the second quarter of 2007. This modification required the Company to extinguish existing DAC and other balances related to L.inc, resulting in a $124.0 million increase in amortization of DAC and increased annuity benefits of $11.0 million in 2007. Additionally, lower gross profits in the current year period and a lower rate of DAC amortization due to the impact of 2007 unlocking lowered amortization of DAC by $110.5 million and $30.9 million, respectively, to further offset the increases noted above.

Benefits and claims increased primarily due to higher exposure on GMDB contracts due to unfavorable market conditions which increased benefits and claims by $134.3 million.

Interest spread income declined primarily due to lower general account assets caused by variable and fixed annuity net outflows (average account values fell 10%), which reduced interest spread income by approximately $17.7 million. In addition, interest spread margins declined to 154 basis points in the current year compared to 193 basis points in 2007, reducing interest spread income by approximately $16.0 million. The current year margins included a $13.6 million decrease in income from mortgage loan prepayments and bond call premiums compared to a year ago, which contributed 11 basis points to the margin decline discussed above.

The decrease in asset fees primarily was driven by lower average separate account values driven by unfavorable market performance which decreased asset fees by $74.4 million. However, the average variable asset fee rate increased to 1.45% from 1.42% in the prior year as new business with living benefit riders and corresponding higher fee rates influenced the overall average rate, increasing asset fees by $12.5 million.

Other income increased primarily due to gains of $109.4 million on derivatives associated with the Company’s economic hedging program for GMDB contracts.

Lower overall sales primarily were attributable to the individual variable annuity business due to volatile market conditions and the current economic slowdown, partially offset by improved fixed annuity sales. In addition, the decline in advisory services program sales was due to the Company exiting this business during 2008.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December 31, 2008:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	NA	$895.5	3.73%	$—	NA	$895.5	3.73%
Minimum interest rate of 3.00% to 3.49%	1,071.8	4.02%	2,647.2	3.13%	—	NA	3,719.0	3.39%
Minimum interest rate lower than 3.00%	936.0	3.71%	944.7	3.83%	181.3	1.25%	2,062.0	3.55%
MVA with no minimum interest rate guarantee	—	NA	—	NA	3,166.6	2.60%	3,166.6	2.60%

Total deferred individual fixed annuities	$2,007.8	3.88%	$4,487.4	3.40%	$3,347.9	2.53%	$9,843.1	3.20%

See Note 11 to the audited consolidated financial statements included in the F pages of this report for further discussion of guarantee types offered on non-traditional variable annuity contacts offered by the Company, which are consistent with the fixed annuity descriptions above.

2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$587.6	$511.4	15%
Administrative fees	27.1	20.4	33%
Surrender fees	47.9	56.6	(15)%

Total policy charges	662.6	588.4	13%
Premiums	133.3	142.5	(6)%
Net investment income	642.9	781.1	(18)%
Other income	31.0	14.6	112%

Total revenues	1,469.8	1,526.6	(4)%

Benefits and expenses:
Interest credited to policyholder accounts	444.3	528.3	(16)%
Benefits and claims	233.5	202.4	15%
Amortization of DAC	287.1	352.7	(19)%
Amortization of VOBA and other intantgible assets	5.3	6.5	(18)%
Other operating expenses	198.9	213.6	(7)%

Total benefits and expenses	1,169.1	1,303.5	(10)%

Pre-tax operating earnings	$300.7	$223.1	35%

Other Data
Interest spread margin:
Net investment income	5.69%	5.74%
Interest credited	3.76%	3.76%

Interest spread on average general account values	1.93%	1.98%

Sales:
Individual variable annuities	$5,606.4	$4,751.1	18%
Individual fixed annuities	156.3	186.5	(16)%
Income products	216.7	230.7	(6)%
Advisory services program	147.2	222.8	(34)%

Total sales	$6,126.6	$5,391.1	14%

Average account values:
General account	$11,814.2	$14,041.3	(16)%
Separate account	41,366.0	37,223.3	11%
Advisory services program	634.9	508.1	25%

Total average account values	$53,815.1	$51,772.7	4%

Account values as of year end:
Individual variable annuities	$46,121.5	$43,804.8	5%
Individual fixed annuities	4,717.3	6,536.1	(28)%
Income products	2,101.0	2,025.6	4%
Advisory services program	647.2	597.1	8%

Total account values	$53,587.0	$52,963.6	1%

Pre-tax operating earnings to average account values	0.56%	0.43%

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

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December 31, 2007:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$1,032.8	3.88%	$—	N/A	$1,032.8	3.88%
Minimum interest rate of 3.00% to 3.49%	1,289.3	4.12%	3,375.2	3.12%	—	N/A	4,664.5	3.40%
Minimum interest rate lower than 3.00%	804.1	3.38%	433.5	3.66%	149.0	2.55%	1,386.6	3.38%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,512.5	2.73%	1,512.5	2.73%

Total deferred individual fixed annuities	$2,093.4	3.84%	$4,841.5	3.33%	$1,661.5	2.72%	$8,596.4	3.33%

Retirement Plans

2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$103.6	$132.5	(22)%
Administrative fees	14.5	11.8	23%
Surrender fees	1.8	3.0	(40)%

Total policy charges	119.9	147.3	(19)%
Net investment income	650.8	655.2	(1)%
Other income	320.6	343.7	(7)%

Total revenues	1,091.3	1,146.2	(5)%

Benefits and expenses:
Interest credited to policyholder accounts	435.9	443.3	(2)%
Amortization of DAC	40.6	27.4	48%
Amortization of VOBA and other intangible assets	1.6	2.7	(41)%
Other operating expenses	411.0	420.2	(2)%

Total benefits and expenses	889.1	893.6	(1)%

Pre-tax operating earnings	$202.2	$252.6	(20)%

Other Data
Interest spread margin:
Net investment income	5.81%	5.88%
Interest credited	3.89%	3.98%

Interest spread on average general account values	1.92%	1.90%

Sales:
Private sector	$5,861.4	$6,423.1	(9)%
Public sector	4,478.5	4,268.1	5%

Total sales	$10,339.9	$10,691.2	(3)%

Average account values:
General account	$11,202.4	$11,135.3	1%
Separate account	13,993.9	17,723.6	(21)%
Non-insurance assets	19,759.9	20,747.9	(5)%
Administration-only	28,652.1	29,844.5	(4)%

Total average account values	$73,608.3	$79,451.3	(7)%

Account values as of year end:
Private sector	$23,647.2	$32,286.5	(27)%
Public sector	39,150.9	48,260.1	(19)%

Total account values	$62,798.1	$80,546.6	(22)%

Pre-tax operating earnings to average account values	0.27%	0.32%

The decrease in pre-tax operating earnings was driven by lower asset fees, higher amortization of DAC and lower other income, partially offset by reduced other operating expenses and higher interest spread income.

Asset fees decreased due to lower average separate account values driven by unfavorable market performance.

The decrease in other income, which includes administrative fees from administration-only plans and asset fees from non-insurance deferred compensation plans and the NTC platform, primarily was driven by lower other asset fees and mutual fund revenue of $17.0 million and $5.1 million, respectively, resulting from lower average non-insurance assets.

Higher amortization of DAC primarily was due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC in 2007 by $10.5 million. In addition, the aforementioned DAC unlocking in the second quarter of 2008 increased amortization of DAC by $2.3 million in the current year.

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

2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$132.5	$134.0	(1)%
Administrative fees	11.8	36.0	(67)%
Surrender fees	3.0	4.5	(32)%

Total policy charges	147.3	174.5	(16)%
Net investment income	655.2	652.2	—
Other income	343.7	288.9	19%

Total revenues	1,146.2	1,115.6	3%

Benefits and expenses:
Interest credited to policyholder accounts	443.3	451.6	(2)%
Amortization of DAC	27.4	38.3	(28)%
Amortization of VOBA and other intangible assets	2.7	7.4	(64)%
Other operating expenses	420.2	397.1	6%

Total benefits and expenses	893.6	894.4	—

Pre-tax operating earnings	$252.6	$221.2	14%

Other Data
Interest spread margin:
Net investment income	5.88%	5.88%
Interest credited	3.98%	4.07%

Interest spread on average general account values	1.90%	1.81%

Sales:
Private sector	$6,423.1	$5,991.8	7%
Public sector	4,268.1	4,018.2	6%

Total sales	$10,691.2	$10,010.0	7%

Average account values:
General account	$11,135.3	$11,093.0	—
Separate account	17,723.6	18,512.4	(4)%
Non-insurance assets	20,747.9	16,515.0	26%
Administration-only	29,844.5	25,904.7	15%

Total average account values	$79,451.3	$72,025.1	10%

Account values as of year end:
Private sector	$32,286.5	$32,645.3	(1)%
Public sector	48,260.1	43,951.8	10%

Total account values	$80,546.6	$76,597.1	5%

Pre-tax operating earnings to average account values	0.32%	0.31%

The increase in pre-tax operating earnings primarily was driven by higher other income and interest spread income and lower amortization of DAC, partially offset by lower administrative fees and higher other operating expenses.

The increase in other income, which includes administrative fees from administration-only plans and asset fees from non-insurance deferred compensation plans and the NTC platform, primarily was driven by higher other asset fees and mutual fund revenue of $35.2 million and $20.3 million, respectively, resulting from higher average variable assets.

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

Individual Protection

2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$47.8	$53.1	(10)%
Cost of insurance charges	449.7	420.5	7%
Administrative fees	92.2	80.5	15%
Surrender fees	28.0	19.9	41%

Total policy charges	617.7	574.0	8%
Premiums	297.5	299.4	(1)%
Net investment income	486.8	472.3	3%
Other income	3.2	4.0	(20)%

Total revenues	1,405.2	1,349.7	4%

Benefits and expenses:
Interest credited to policyholder accounts	196.1	192.0	2%
Benefits	508.7	449.4	13%
Policyholder dividends	93.1	83.1	12%
Amortization of DAC	129.9	93.1	40%
Amortization of VOBA and other intangible assets	22.1	40.4	(45)%
Other operating expenses	198.8	191.9	4%

Total benefits and expenses	1,148.7	1,049.9	9%

Pre-tax operating earnings	$256.5	$299.8	(14)%

Other Data
Sales:
Corporate-owned life insurance	$545.1	$552.7	(1)%
Traditional/universal life insurance	607.7	554.4	10%
Variable life insurance	553.9	639.3	(13)%

Total sales	$1,706.7	$1,746.4	(2)%

Policy reserves as of year end:
Individual investment life insurance	$4,159.4	$6,298.2	(34)%
Corporate investment life insurance	8,548.9	9,278.8	(8)%
Traditional life insurance	4,154.8	4,156.4	—
Universal life insurance	1,386.9	1,257.1	10%

Total policy reserves	$18,250.0	$20,990.5	(13)%

Insurance in force as of year end:
Individual investment life insurance	$55,352.8	$57,772.0	(4)%
Corporate investment life insurance	24,606.8	25,291.5	(3)%
Traditional life insurance	53,685.7	43,970.7	22%
Universal life insurance	11,714.8	10,484.5	12%

Total insurance in force	$145,360.1	$137,518.7	6%

Pre-tax operating earnings declined due to higher benefits, amortization of DAC, other operating expenses and policyholder dividends, partially offset by higher policy charges, lower amortization of VOBA and other intangible assets, and higher interest spread income.

Higher benefits primarily were due to adverse mortality in the current year in the variable life and universal life insurance businesses. The average net claim size and the number of claims in these products increased 22% and 16%, respectively, over the prior year.

Amortization of DAC increased primarily due to the aforementioned DAC unlocking in the second quarter of 2007, which lowered amortization of DAC by $18.1 million in 2007. In addition, the aforementioned DAC unlocking in the second quarter of 2008 increased amortization of DAC by $2.8 million in the current year. The remainder of the increase was due to higher gross profits in 2008.

Other operating expenses increased due to the Company’s announced plans to exit its NFN professional consulting group sales channel in 2008 and selling arrangement changes for the NFN independent agency force. As a result, the Individual Protection segment recorded a pre-tax charge of $24.7 million during the fourth quarter of 2008 related to intangibles assets and exit costs. Lower agency marketing costs ($6.3 million), premium taxes ($5.3 million) and employee incentives ($3.5 million) partially offset the overall increase.

Policyholder dividends increased due to a higher dividend scale in 2008.

Policy charges increased due to higher cost of insurance charges and administrative fees. Cost of insurance charges rose due to increased fixed life business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges as the Company’s related mortality risk also rises. Administrative fees were impacted by the aforementioned unlocking in the second quarter of 2008 and increased universal life sales upon which part of these fees are derived.

Lower amortization of VOBA and other intangible assets primarily was due to the unlocking during the second quarter of 2008 of the long-term lapse rate assumption and higher estimated gross profits in the investment life insurance business. These factors lowered amortization of VOBA by $7.5 million in 2008. In addition, unlocking of assumptions in the second quarter of 2007 increased VOBA amortization by $5.1 million.

Interest spread income increased primarily due to growth in the universal life business block driven by sales of the ULtimate product.

The decrease in sales primarily was due to lower renewals of variable life products, partially offset by an increase in universal life sales primarily driven by the ULtimate product.

2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(dollars in millions)	2007	2006	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$53.1	$45.8	16%
Cost of insurance charges	420.5	402.0	5%
Administrative fees	80.5	82.7	(3)%
Surrender fees	19.9	22.6	(12)%

Total policy charges	574.0	553.1	4%
Premiums	299.4	299.0	—
Net investment income	472.3	468.1	1%
Other income	4.0	0.8	NM

Total revenues	1,349.7	1,321.0	2%

Benefits and expenses:
Interest credited to policyholder accounts	192.0	191.7	—
Benefits	449.4	444.4	1%
Policyholder dividends	83.1	90.7	(8)%
Amortization of DAC	93.1	81.6	14%
Amortization of VOBA and other intangible assets	40.4	33.8	20%
Other operating expenses	191.9	198.0	(3)%

Total benefits and expenses	1,049.9	1,040.2	1%

Pre-tax operating earnings	$299.8	$280.8	7%

Other Data
Sales:
Corporate-owned life insurance	$552.7	$805.9	(31)%
Traditional/universal life insurance	554.4	517.1	7%
Variable life insurance	639.3	639.0	—

Total sales	$1,746.4	$1,962.0	(11)%

Policy reserves as of year end:
Individual investment life insurance	$6,298.2	$5,842.5	8%
Corporate investment life insurance	9,278.8	8,514.4	9%
Traditional life insurance	4,156.4	4,170.9	—
Universal life insurance	1,257.1	1,159.0	8%

Total policy reserves	$20,990.5	$19,686.8	7%

Insurance in force as of year end:
Individual investment life insurance	$57,772.0	$57,536.7	—
Corporate investment life insurance	25,291.5	24,764.4	2%
Traditional life insurance	43,970.7	41,061.3	7%
Universal life insurance	10,484.5	9,950.3	5%

Total insurance in force	$137,518.7	$133,312.7	3%

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

Corporate and Other

2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(dollars in millions)	2008	2007	Change
Statements of (Loss) Income Data
Operating revenues:
Net investment income	$303.3	$506.3	(40)%
Other income	79.2	209.7	(62)%

Total operating revenues	382.5	716.0	(47)%

Benefits and operating expenses:
Interest credited to policyholder accounts	199.7	262.4	(24)%
Interest expense	105.6	110.6	(5)%
Debt extinguishment costs	—	10.2	NM
Other operating expenses	266.0	258.2	3%

Total benefits and operating expenses	571.3	641.4	(11)%

Pre-tax operating (loss) earnings	(188.8)	74.6	NM

Add: non-operating net realized investment losses[1]	(1,556.8)	(152.8)	NM
Add: adjustment to amortization related to net realized investment gains and losses	139.2	25.5	NM

Loss from continuing operations before federal income tax expense	$(1,606.4)	$(52.7)	NM

Other Data
Customer funds managed and administered as of year end:
Funding agreements backing medium-term notes	$3,217.2	$4,525.7	(29)%
Nationwide Bank deposits	1,763.5	798.3	121%
NFG	1,345.8	1,917.3	(30)%

Total customer funds managed and administered	$6,326.5	$7,241.3	(13)%

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes and net realized gains and losses related to hedges on GMDB contracts and securitizations).

The Company recorded a pre-tax operating loss in 2008 compared to earnings in the prior year primarily due to lower interest spread income and other income, partially offset by the aforementioned debt extinguishment costs recorded in the second quarter of 2007.

The decrease in interest spread income primarily was driven by lower income from hedge fund and private equity investments ($94.5 million). Lower income from mortgage loan prepayments and bond call premiums ($11.6 million), reduced earnings from the MTN program ($9.0 million) primarily due to lower prepayment income, and approximately a 10% decline in average asset levels further contributed to the shortfall.

Lower other income primarily was driven by a $49.6 million increase in losses in the Company’s structured products business in 2008 related to impairments on mortgages and mortgage loan commitments, a $26.7 million increase in valuation losses on assets held for trading purposes, a $19.8 million decline in retail asset management revenues (pre-tax operating earnings declined $6.6 million) and a $12.1 million decline in broker/dealer revenues (pre-tax operating earnings declined $7.4 million).

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

Higher non-operating net realized investment losses were driven by a $1.03 billion increase in impairment charges compared to the prior year due to challenging conditions in the credit markets. In addition, the Company recorded a $474.0 million increase in losses on living benefit embedded derivatives, net of economic hedging activity.

The increase in losses on living benefit embedded derivatives, net of economic hedging activity, gave rise to the increase in the adjustment to amortization related to net realized investment gains and losses.

The following table summarizes net realized investment losses from continuing operations by source for the years ended December 31:

(in millions)	2008	2007
Total realized gains on sales, net of hedging losses	$9.6	$78.9
Total realized losses on sales, net of hedging gains	(122.9)	(85.0)
Total other-than-temporary and other investment impairments	(1,146.4)	(116.9)
Credit default swaps	(22.0)	(7.5)
Derivatives and embedded derivatives associated with living benefit contracts	(500.7)	(26.7)
Derivatives associated with death benefit contracts	109.4	—
Other derivatives	116.7	(1.0)
Trading asset valuation losses	(32.3)	(5.7)

Total realized losses before adjustments	(1,588.6)	(163.9)
Amounts credited to policyholder dividend obligation	37.6	(2.5)
Other	1.1	1.2

Net realized investment losses	$(1,549.9)	$(165.2)

The following table summarizes other-than-temporary and other investment impairments by asset type for the years ended December 31:

(in millions)	2008	2007
Fixed maturity securities:
Corporate securities
Public	$226.8	$10.6
Private	85.1	62.7
Mortgage-backed securities	358.5	—
Asset-backed securities	397.5	35.1

Total fixed maturity securities	1,067.9	108.4
Equity securities	60.2	—
Other	18.3	8.5

Total other-than-temporary and other investment impairments	$1,146.4	$116.9

Of the $1.15 billion and $116.9 million of other-than-temporary and other investment impairments recognized in the years ended December 31, 2008 and 2007, respectively, 79%, or $906.4 million, and 94%, or $109.7 million, were recognized due to adverse issuer or security specific credit events.

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. See Part II, Item 7 – MD&A – Critical Accounting Policies and Recently Issued Accounting Standards – Impairment Losses on Investments for a complete discussion of this process.

2007 Compared to 2006

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(dollars in millions)	2007	2006	Change
Statements of (Loss) Income Data
Operating revenues:
Net investment income	$506.3	$398.8	27%
Other income	209.7	201.1	4%

Total operating revenues	716.0	599.9	19%

Benefits and operating expenses:
Interest credited to policyholder accounts	262.4	209.9	25%
Interest expense	110.6	103.1	7%
Debt extinguishment costs	10.2	—	NM
Other operating expenses	258.2	221.8	16%

Total benefits and operating expenses	641.4	534.8	20%

Pre-tax operating earnings	74.6	65.1	15%
Add: non-operating net realized investment losses[1]	(152.8)	(0.6)	NM
Add: adjustment to amortization related to net realized investment gains and losses	25.5	9.7	NM

(Loss) income from continuing operations before federal income tax expense	$(52.7)	$74.2	NM

Other Data
Customer funds managed and administered as of year end:
Funding agreements backing medium-term notes	$4,525.7	$4,599.5	(2)%
Nationwide Bank	798.3	222.3	NM
NFG	1,917.3	2,840.6	(33)%

Total customer funds managed and administered	$7,241.3	$7,662.4	(5)%

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

Interest spread income increased primarily due to the $30.1 million contribution from Nationwide Bank, which completed its first year of retail operations in 2007. In addition, higher average assets and slightly higher average investment returns contributed to the increase.

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

The following table summarizes net realized investment gains from continuing operations by source for the years ended December 31:

(in millions)	2007	2006
Total realized gains on sales, net of hedging losses	$78.9	$98.7
Total realized losses on sales, net of hedging gains	(85.0)	(75.6)
Total other-than-temporary and other investment impairments	(116.9)	(16.8)
Credit default swaps	(7.5)	(1.1)
Other derivatives	(27.7)	1.3
Trading asset valuation losses	(5.7)	—

Total realized (losses) gains before adjustments	(163.9)	6.5
Amounts credited to policyholder dividend obligation	(2.5)	0.1
Other	1.2	2.5

Net realized investment (losses) gains	$(165.2)	$9.1

The following table summarizes other-than-temporary and other investment impairments by asset type for the years ended December 31:

(in millions)	2007	2006
Fixed maturity securities:
Corporate securities
Public	$10.6	$4.3
Private	62.7	0.5
Asset-backed securities	35.1	2.1

Total fixed maturity securities	108.4	6.9
Equity securities	—	0.1
Other	8.5	9.8

Total other-than-temporary and other investment impairments	$116.9	$16.8

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

The Company’s capital structure consists of long-term debt and shareholders’ equity. The following table summarizes the Company’s capital structure as of December 31:

(in millions)	2008	2007	2006
Long-term debt	$1,725.9	$1,565.1	$1,398.5

Shareholders’ equity, excluding accumulated other comprehensive income	4,429.0	5,406.1	5,590.8
Accumulated other comprehensive (loss) income	(1,370.8)	(81.5)	31.9

Total shareholders’ equity	3,058.2	5,324.6	5,622.7

Total capital	$4,784.1	$6,889.7	$7,021.2

NFS is a holding company whose principal assets are the common stock of NLIC and NLICA. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments and dividends from NLIC, NLICA and other subsidiaries. See Part I, Item 1 – Business – Regulation – Regulation of Dividends and Other Payments from Insurance Companies for a description of NLIC and NLICA dividend limitations. NFS currently does not expect such regulatory requirements to impair the ability of its insurance subsidiaries to pay sufficient dividends in order for NFS to have the necessary funds available to meet its obligations.

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

For individual annuity products ($37.36 billion and $50.84 billion of reserves as of December 31, 2008 and 2007, respectively), surrender charges generally are calculated as a percentage of deposits and are assessed at declining rates during the first seven years after a deposit is made.

For group annuity products ($3.18 billion and $3.29 billion of reserves as of December 31, 2008 and 2007, respectively), surrender charge amounts and periods can vary significantly depending on the terms of each contract and the compensation structure for the producer. Generally, surrender charge percentages for group products are less than individual products because the Company incurs lower expenses at contract origination for group products. In addition, over ninety percent of the general account group annuity reserves are subject to a market value adjustment at withdrawal.

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

Given the Company’s historical cash flow from operating and investing activities and current financial results, management of the Company believes that cash flows from operating activities over the next year will provide sufficient liquidity for the operations of the Company and sufficient funds for dividend and interest payments.

Short-Term Debt

The Company has available as a source of funds a $1.00 billion revolving variable rate credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company’s debt not exceed 40% of tangible net worth, as defined, and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. Additionally, NMIC must maintain a required statutory surplus level, as defined. A breach by any borrower of the financial covenants will impact the availability of the line for the other borrowers and may accelerate payment. As of December 31, 2008, the Company, NLIC and NMIC were in compliance with all covenants. NLIC and NMIC had no amounts outstanding under this agreement as of December 31, 2008 and 2007. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $149.9 million of commercial paper outstanding at December 31, 2008 at a weighted average interest rate of 2.07% and $199.7 million outstanding at December 31, 2007 at a weighted average interest rate of 4.39%.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. London Interbank Offered Rate (LIBOR) (0.44% and 4.60% as of December 31, 2008 and 2007, respectively). NLIC had $99.8 million and $85.6 million outstanding under this agreement as of December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company had not provided any guarantees on such borrowings, either directly or indirectly.

The Company also has a wholly-owned banking subsidiary with the ability to borrow from a single financial institution under a $50.0 million line of credit agreement and $500.0 million repurchase-based advance agreement. The borrowings are collateralized by investments owned by the subsidiary and are included in the consolidated balance sheets. The available portion of the credit facilities is limited by the collateral value of loans or securities pledged. The subsidiary had $46.0 million and $14.0 million outstanding under the $500.0 million repurchase-based advance agreement as of December 31, 2008 and December 31, 2007, respectively, at a weighted average interest rate of 1.94% in 2008 and 4.37% in 2007. The subsidiary had no amounts outstanding under the $50.0 million line of credit agreement at December 31, 2008 and 2007. As of December 31, 2008, the total additional collateralized borrowing capacity under these agreements was $322.9 million.

The Company also has a wholly-owned subsidiary with a five-year letter of credit issuance agreement with a single financial institution to provide up to $50.0 million in letters of credit. The agreement was effective September 30, 2006 and is guaranteed by NFS. The subsidiary had issued $50.0 million and $40.6 million in letters of credit from this facility as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, there were no amounts outstanding under these agreements.

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

The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of December 31, 2008, the Company was in compliance with all such covenants.

On May 18, 2007, NFS issued $400.0 million principal of 6.75% fixed-to-floating rate junior subordinated notes. These notes bear interest at a fixed rate of 6.75% for a 30-year period, after which the notes will bear interest at the rate of three-month U.S. LIBOR plus 2.33%. These notes are redeemable under one of three scenarios. First, these notes are redeemable, in whole or in part, at any time on or after May 15, 2037 at their principal amount plus accrued and unpaid interest to the date of redemption, provided that in the event of a redemption in part, the principal amount outstanding after such redemption is at least $50.0 million. Next, these notes are redeemable, in whole or in part, prior to May 15, 2037, in cases not involving certain tax or rating agency events, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the “make-whole price,” provided that in the event of redemption in part the principal amount outstanding after such redemption is at least $50.0 million. “Make-whole price” means the sum of the present values of the outstanding principal (discounted from May 15, 2037) and remaining scheduled payments of interest that would have been payable to and including May 15, 2037 (discounted from their respective interest payment dates) on the notes to be redeemed (not including any portion of such payments of interest accrued to the redemption date) to the redemption date on a semiannual basis at a prevailing U.S. Treasury rate plus 30 basis points, plus accrued and unpaid interest on the principal amount being redeemed to the redemption date. Lastly, these notes are redeemable in whole, but not in part, prior to May 15, 2037, within 90 days after the occurrence of certain tax or rating agency events, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the “special event make-whole price.” “Special event make-whole price” means the sum of the present values of the outstanding principal (discounted from May 15, 2037) and remaining scheduled payments of interest that would have been payable to and including May 15, 2037 (discounted from their respective interest payment dates) on the notes to be redeemed (not including any portion of such payments of interest accrued to the redemption date) to the redemption date on a semiannual basis at a prevailing U.S. Treasury rate plus 50 basis points, plus accrued and unpaid interest on the principal amount being redeemed to the redemption date. The final maturity date for the notes is May 15, 2067, extendible to 2087.

On March 11, 1997, Nationwide Financial Services Capital Trust I (Trust I) sold, in a public offering, $100.0 million principal of 7.899% capital securities, representing preferred undivided beneficial interests in the assets of Trust I. This sale generated net proceeds of $98.3 million. Concurrent with the sale of the capital securities, NFS sold to Trust I $103.1 million principal of its 7.899% junior subordinated debentures due March 1, 2037. The junior subordinated debentures are the sole assets of Trust I and are redeemable by NFS in whole at any time or in part from time to time at par plus an applicable make-whole premium. The related capital securities will mature or be called simultaneously with the junior subordinated debentures and have a liquidation value of $1,000 per capital security. The capital securities are fully and unconditionally guaranteed by NFS, and there are no related sinking fund requirements. Distributions on the capital securities are cumulative and payable semi-annually in arrears. On February 18, 2009, Trust I delisted the capital securities from the New York Stock Exchange.

In addition, the Company’s wholly-owned banking subsidiary has fixed rate borrowings from various financial institutions that totaled $220.0 million and $65.0 million as of December 31, 2008 and December 31, 2007, respectively, with interest rates ranging from 1.80% to 4.45% in 2008 and 3.27% to 4.45% in 2007. These borrowings have maturity dates ranging from two to twenty years, and all are secured by investments and single family residential loans pledged by the subsidiary. The subsidiary made interest payments of $4.7 million and $0.1 million in 2008 and 2007, respectively.

Guarantees

See Note 20 to the audited consolidated financial statements included in the F pages of this report for a description of the potential impact on liquidity of the Company’s guarantees.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2008 expected to be paid in the periods presented. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP and may differ from the summation of undiscounted cash flows. The most significant difference relates to future policy benefits for life and health insurance, which include discounting.

	Payments due by period					Amount per balance sheet
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt:
Short-term[1]	$300.2	$—	$—	$—	$300.2	$295.7
Long-term[2]:					—
Unrelated parties	97.4	542.0	444.0	1,666.8	2,750.2	1,622.8
Related parties	8.1	16.3	16.3	291.8	332.5	103.1

Subtotal	405.7	558.3	460.3	1,958.6	3,382.9	2,021.6

Lease and license obligations[3]:
Operating leases	21.4	26.4	21.0	28.0	96.8	—
License	12.1	17.1	0.7	—	29.9	—

Subtotal	33.5	43.5	21.7	28.0	126.7	—

Purchase and lending commitments:
Fixed maturity securities[4]	7.9	56.4	6.6	—	70.9	—
Commercial mortgage loans[4]	24.9	—	—	—	24.9	—
Limited partnerships[5]	156.3	—	—	—	156.3	—

Subtotal	189.1	56.4	6.6	—	252.1	—

Future policy benefits and claims[6]:
Fixed annuities and fixed option of variable annuities[7]	1,723.0	2,752.9	1,976.3	4,102.9	10,555.1	10,456.0
Life and health insurance[7]	567.6	1,182.3	1,260.8	16,423.0	19,433.7	8,356.1
Single premium immediate annuities[8]	266.6	478.9	410.8	2,482.4	3,638.7	2,020.8
Group pension deferred fixed annuities[9]	1,330.9	2,640.5	2,134.9	9,466.3	15,572.6	11,497.5
Funding agreements backing MTNs[2,10]	1,424.4	1,530.6	465.8	187.2	3,608.0	3,389.6

Subtotal	5,312.5	8,585.2	6,248.6	32,661.8	52,808.1	35,720.0

Cash and securities collateral[11]:
Cash collateral on securities lending	419.9	—	—	—	419.9	419.9
Cash collateral on derivative transactions	1,022.5	—	—	—	1,022.5	1,022.5
Securities collateral on derivative transactions	35.4	—	—	—	35.4	35.4

Subtotal	1,477.8	—	—	—	1,477.8	1,477.8

Total	$7,418.6	$9,243.4	$6,737.2	$34,648.4	$58,047.6	$39,219.4

[1]

No contractual provisions exist that could create, increase or accelerate those obligations presented. The amount presented includes contractual principal and interest based on rates in effect at December 31, 2008.

[2]

Contractual provisions exist that could increase or accelerate those obligations presented. The amounts presented include contractual principal and interest based on stated rates in effect at December 31, 2008.

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

[6]

A significant portion of policy contract benefits and claims to be paid do not have stated contractual maturity dates and may not result in any ultimate payment obligation. Amounts reported represent estimated undiscounted cash flows out of the Company’s general account related to death, surrender, annuity and other benefit payments under policy contracts in force at December 31, 2008. Separate account payments are not reflected due to the matched nature of these obligations and because the contract owners bear the investment risk of such deposits. Estimated payment amounts were developed based on the Company’s historical experience and related contractual provisions. Significant assumptions incorporated in the reported amounts include future policy lapse rates (including the impact of customer decisions to make future premium payments to keep the related policies in force); coverage levels remaining unchanged from those provided under contracts in force at December 31, 2008; future interest crediting rates; and estimated timing of payments. Actual amounts will vary, potentially by a significant amount, from the amounts indicated due to deviations between assumptions and actual results and the addition of new business in future periods.

[7]

Contractual provisions exist which could adjust the amount and/or timing of those obligations reported. Key assumptions related to payments due by period include customer lapse and withdrawal rates (including timing of death), exchanges to and from the fixed and separate accounts of the variable annuities, claims experience with respect to variable annuity guarantees, and future interest crediting level. Assumptions for future interest crediting levels were made based on processes consistent with the Company’s past practices, which is at the discretion of the Company, subject to guaranteed minimum crediting rates in many cases and/or subject to contractually obligated increases for specified time periods. Many of the contracts with potentially accelerated payments are subject to surrender charges, which are generally calculated as a percentage of deposits made and are assessed at declining rates during the first seven years after a deposit is made. Amounts disclosed include an estimate of those accelerated payments, net of applicable surrender charges. See Note 2(k) to the audited consolidated financial statements included in the F pages of this report for a description of the Company’s method for establishing life and annuity reserves in accordance with GAAP. Health reserves are immaterial and are reflected in the less than one year column.

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

[9]

Contractual provisions exist that could increase those obligations presented. The process for determining future interest crediting rates as described in note 5 above was used to develop the estimates of payments due by period.

[10]

See Part II, Item 7 – MD&A – Off-Balance Sheet Transactions for a detailed discussion of the Company’s MTN program. Amounts presented include contractual principal and interest based on rates in effect at December 31, 2008.

[11]

Since the timing of the return of collateral is uncertain, these obligations have been reflected in payments due in less than one year. See Part II, Item 7 – MD&A – Overview – Fair Value Measurements – Counterparty Risk Associated with Derivatives and Part II, Item 7 – MD&A – Investments – Securities Lending for a detailed discussion of the impact of collateral on the Company’s consolidated balance sheets.

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

Investments

General

The Company’s assets are divided between separate account and general account assets. As of December 31, 2008, $48.84 billion (52%) of the Company’s total assets were held in separate accounts ($72.86 billion, or 61%, as of December 31, 2007) and $44.79 billion (48%) were held in the Company’s general account ($46.35 billion, or 39%, as of December 31, 2007), including $36.22 billion of general account investments ($39.07 billion as of December 31, 2007).

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

The following table summarizes the Company’s consolidated general account investments by asset category as of December 31:

	2008		2007
(dollars in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities	$23,069.7	63.7	$27,189.2	69.6
Equity securities	60.7	0.2	124.2	0.3
Trading assets	66.1	0.2	37.7	0.1
Mortgage loans on real estate, net	7,888.2	21.8	8,316.1	21.3
Real estate, net	16.5	—	21.8	0.1
Policy loans	1,095.6	3.0	1,018.3	2.6
Other long-term investments	968.1	2.7	1,187.2	3.0
Short-term investments	3,055.0	8.4	1,173.6	3.0

Total	$36,219.9	100.0	$39,068.1	100.0

The following table lists the ten largest securities aggregated by issuer/sponsor and classified as fixed maturity investment holdings by estimated fair value for both investment grade and non-investment grade securities included in the general account as of December 31, 2008 (excluding U.S. Treasury securities, obligations of U.S. Government corporations, agency bonds, and MBSs issued by government agencies explicitly backed by the full faith and credit of the U.S Government):

(in millions)	Rating[1]	Estimated fair value		Rating[1]	Estimated fair value

Investment Grade[2]			Non-Investment Grade
Countrywide Alternative Loan Trust[3]	AAA	$183.2	Lehman Mortgage Trust[3]	BB	$73.6
CTL Capital Trust	AA	163.9	Citimortgage Alternative Loan Trust[3]	BB	48.4
CS First Boston Mortgage Securities Corp.[3]	AAA	151.4	Steinhoff Europe AG	BBB-	39.7
Morgan Stanley Capital I	AAA	115.1	American Capital, Ltd.	BBB-	35.1
LB-UBS Commercial Mortgage Trust	AAA	106.3	CSX Corp.	BB+	33.9
Bear Stearns Commercial Mtg. Securities, Inc.	AA	104.8	Rockies Express Pipeline	BBB-	28.6
Citigroup, Inc.	A	90.2	The Thomson Corp.	B+	27.8
Bank of America Mortgage Securities	AAA	88.4	Rogers Communications, Inc.	BBB-	27.3
Washington Mutual MSC Mortgage PT3	AAA	86.2	Allied Capital Corp.	BBB-	26.3
Cox Communications, Inc.	BBB	85.0	American Airlines, Inc.	BBB-	25.5

[1]	Predominant rating based on a weighted average of ratings by Moody’s and S&P.
[2]	Includes investments in various trusts sponsored by the issuer/sponsor.
[3]	Represents the aggregate of collateralized mortgage obligation exposure.

Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$135.8	$29.3	$—	$165.1
U.S. Government agencies[1]	395.1	90.5	—	485.6
Obligations of states and political subdivisions	271.3	1.6	10.5	262.4
Debt securities issued by foreign governments	50.1	5.4	—	55.5
Corporate securities
Public	8,882.1	99.8	1,108.0	7,873.9
Private	5,050.4	50.8	406.0	4,695.2
Mortgage-backed securities	7,456.9	102.7	685.7	6,873.9
Asset-backed securities	3,584.0	21.0	946.9	2,658.1

Total fixed maturity securities	25,825.7	401.1	3,157.1	23,069.7
Equity securities	68.7	0.8	8.8	60.7

Total securities available-for-sale	$25,894.4	$401.9	$3,165.9	$23,130.4

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$172.8	$17.4	$0.9	$189.3
U.S. Government agencies	418.1	61.5	—	479.6
Obligations of states and political subdivisions	273.3	1.7	2.8	272.2
Debt securities issued by foreign governments	56.2	2.5	0.3	58.4
Corporate securities
Public	9,233.2	175.2	178.8	9,229.6
Private	6,010.7	135.7	66.9	6,079.5
Mortgage-backed securities	7,142.5	40.3	108.2	7,074.6
Asset-backed securities	3,957.1	33.4	184.5	3,806.0

Total fixed maturity securities	27,263.9	467.7	542.4	27,189.2
Equity securities	117.5	8.3	1.6	124.2

Total securities available-for-sale	$27,381.4	$476.0	$544.0	$27,313.4

[1]	Includes $146.5 million of securities explicitly backed by the full faith and credit of the U.S. Government.

For securities available-for-sale as of the dates indicated, the following table summarizes the Company’s gross unrealized losses based on the amount of time each type of security has been in an unrealized loss position:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
December 31, 2008:
Fixed maturity securities:
Obligations of states and political subdivisions	$127.6	$6.1	$33.4	$4.4	$161.0	$10.5
Corporate securities
Public	4,135.8	746.5	1,332.5	361.5	5,468.3	1,108.0
Private	2,269.4	284.7	1,003.0	121.3	3,272.4	406.0
Mortgage-backed securities	933.1	172.0	1,821.7	513.7	2,754.8	685.7
Asset-backed securities	1,200.3	308.6	1,259.8	638.3	2,460.1	946.9

Total fixed maturity securities	8,666.2	1,517.9	5,450.4	1,639.2	14,116.6	3,157.1
Equity securities	19.2	8.6	3.4	0.2	22.6	8.8

Total	$8,685.4	$1,526.5	$5,453.8	$1,639.4	$14,139.2	$3,165.9

% of gross unrealized losses		48%		52%
December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$23.7	$0.6	$4.2	$0.3	$27.9	$0.9
U.S. Government agencies	—	—	13.9	—	13.9	—
Obligations of states and political subdivisions	23.9	0.2	154.3	2.6	178.2	2.8
Debt securities issued by foreign governments	26.4	0.3	1.2	—	27.6	0.3
Corporate securities
Public	2,452.6	103.4	2,287.7	75.4	4,740.3	178.8
Private	740.4	18.8	2,076.6	48.1	2,817.0	66.9
Mortgage-backed securities	1,448.4	27.6	2,775.7	80.6	4,224.1	108.2
Asset-backed securities	1,515.3	132.3	1,211.6	52.2	2,726.9	184.5

Total fixed maturity securities	6,230.7	283.2	8,525.2	259.2	14,755.9	542.4
Equity securities	37.5	1.6	0.1	—	37.6	1.6

Total	$6,268.2	$284.8	$8,525.3	$259.2	$14,793.5	$544.0

% of gross unrealized losses		52%		48%

The Company has fixed maturity securities that have been in an unrealized loss position for more than one year that are not other-than-temporarily impaired. The Company reviews investments in an unrealized loss position and evaluates whether or not the loss is other-than-temporary. Many criteria are considered during this process including, but not limited to, specific credit issues and financial prospects related to the issuer, the quality of the underlying collateral, management’s intent and ability to hold the security until recovery, current economic conditions that could affect the creditworthiness of the issuer in the future, the current fair value as compared to the amortized cost of the security, the extent and duration of the unrealized loss, and the rating of the affected security.

As of December 31, 2008, fixed maturity securities that have been in an unrealized loss position for more than one year totaled $1.64 billion, or 52% of the Company’s total unrealized losses on fixed maturity securities. Of this total, $1.39 billion, or 85%, were classified as investment grade securities, as defined by the NAIC.

The Company held securities issued by institutions in the financial sector with equity-type features, classified as fixed maturity, with estimated fair values of $661.2 million and $705.8 million, and gross unrealized losses of $379.9 million and $32.8 million, as of December 31, 2008 and December 31, 2007, respectively. Of these securities in an unrealized loss position as of December 31, 2008, $106.3 million, or 18%, were in an unrealized loss position for more than one year compared to $154.7 million, or 39%, as of December 31, 2007. As of December 31, 2008, the Company evaluates such securities for other-than-temporary impairment using the criteria of either a debt or an equity security depending on the facts and circumstances of the individual issuer.

The following table summarizes for the year ended December 31, 2008 the Company’s largest aggregate losses on sales and write-downs by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD write-downs	Holdings[1]	Net unrealized gain (loss)
Ownership interest in a collateralized debt obligation with exposure to financial sector debtors. An impairment was recognized in the second quarter of 2008 due to a depressed security price and thinning support in the CDO structure.	$—	$—	$(39.1)	$—	$—
Ownership interest in a corporate debt facility. The Company decided not to hold to maturity due to uncertainty in debt recovery.	—	—	(33.5)	38.3	9.4
Ownership interest in a market value collateralized loan obligation. Impairments were recognized in the third and fourth quarters of 2008 due to deterioration in expected yield.	—	—	(29.1)	—	—
Ownership interest in a corporate debt facility issued by a casino owner and operator. An impairment was recognized in the third quarter of 2008 due to declining consumer demand and deteriorating cash flows.	—	—	(24.4)	6.8	0.2
Ownership interest in a corporate debt facility. An impairment was recognized in the fourth quarter of 2008 due to credit deterioration in the financial sector.	—	—	(24.0)	16.0	—

Total	$—	$—	$(150.1)	$61.1	$9.6

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated for issuer and issuer sponsored vehicles.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities.

The majority of the increases in the Company’s unrealized losses from December 31, 2007 to December 31, 2008 was attributable to corporate securities, MBSs and ABSs. These increased unrealized loss positions primarily were driven by the combined impact of volatility in investment quality ratings and credit spreads, illiquid markets, and interest rate movements. In particular, exposure to the financial sector, including structured securities such as trust preferred, collateralized loan obligations (CLOs), collateralized debt obligations (CDOs) and commercial mortgage-backed securities (CMBS), have been significantly affected by negative circumstances in that sector. There is risk that further declines in estimated fair values of investments, or changes in anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in future periods, which could be significant.

For fixed maturity securities available-for-sale, the following tables summarize as of the dates indicated the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, in an unrealized loss position for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed as of December 31, 2008
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
Corporate securities - public and private
99.9% - 95.0%	$56.1	$20.8	$76.9	$2.1	$0.1	$2.2	$58.2	$20.9	$79.1
94.9% - 90.0%	104.3	31.0	135.3	5.7	6.6	12.3	110.0	37.6	147.6
89.9% - 85.0%	87.9	34.5	122.4	7.9	8.7	16.6	95.8	43.2	139.0
84.9% - 80.0%	106.9	29.2	136.1	14.5	7.1	21.6	121.4	36.3	157.7
Below 80.0%	480.4	165.8	646.2	165.4	179.0	344.4	645.8	344.8	990.6

Total	835.6	281.3	1,116.9	195.6	201.5	397.1	1,031.2	482.8	1,514.0

Mortgage-backed securities
99.9% - 95.0%	2.8	2.9	5.7	—	—	—	2.8	2.9	5.7
94.9% - 90.0%	7.4	15.8	23.2	0.1	—	0.1	7.5	15.8	23.3
89.9% - 85.0%	20.0	25.9	45.9	—	—	—	20.0	25.9	45.9
84.9% - 80.0%	17.3	49.7	67.0	5.7	10.0	15.7	23.0	59.7	82.7
Below 80.0%	97.2	387.3	484.5	21.5	22.1	43.6	118.7	409.4	528.1

Total	144.7	481.6	626.3	27.3	32.1	59.4	172.0	513.7	685.7

Asset-backed securities
99.9% - 95.0%	5.2	2.1	7.3	0.5	—	0.5	5.7	2.1	7.8
94.9% - 90.0%	16.9	20.7	37.6	1.0	—	1.0	17.9	20.7	38.6
89.9% - 85.0%	25.1	30.1	55.2	0.3	0.8	1.1	25.4	30.9	56.3
84.9% - 80.0%	18.5	35.8	54.3	0.2	1.0	1.2	18.7	36.8	55.5
Below 80.0%	223.9	538.0	761.9	17.0	9.8	26.8	240.9	547.8	788.7

Total	289.6	626.7	916.3	19.0	11.6	30.6	308.6	638.3	946.9

Other fixed maturity securities[1]
99.9% - 95.0%	1.6	—	1.6	—	—	—	1.6	—	1.6
94.9% - 90.0%	3.4	0.1	3.5	—	—	—	3.4	0.1	3.5
89.9% - 85.0%	1.0	4.1	5.1	—	—	—	1.0	4.1	5.1
84.9% - 80.0%	0.1	0.2	0.3	—	—	—	0.1	0.2	0.3
Below 80.0%	—	—	—	—	—	—	—	—	—

Total	6.1	4.4	10.5	—	—	—	6.1	4.4	10.5

Total fixed maturity securities available-for-sale
99.9% - 95.0%	65.7	25.8	91.5	2.6	0.1	2.7	68.3	25.9	94.2
94.9% - 90.0%	132.0	67.6	199.6	6.8	6.6	13.4	138.8	74.2	213.0
89.9% - 85.0%	134.0	94.6	228.6	8.2	9.5	17.7	142.2	104.1	246.3
84.9% - 80.0%	142.8	114.9	257.7	20.4	18.1	38.5	163.2	133.0	296.2
Below 80.0%	801.5	1,091.1	1,892.6	203.9	210.9	414.8	1,005.4	1,302.0	2,307.4

Total	$1,276.0	$1,394.0	$2,670.0	$241.9	$245.2	$487.1	$1,517.9	$1,639.2	$3,157.1

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

Other fixed maturity securities[1]
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

As of December 31, 2008, 27% of the Company’s investments in an unrealized loss position had ratios of estimated fair value to amortized cost of at least 80%. In addition, 85% of the Company’s investments in an unrealized loss position were classified as investment grade, as defined by the NAIC. Of the Company’s investments in unrealized loss positions classified as non-investment grade, 50% have been in an unrealized loss position for less than one year.

The NAIC assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. For most securities, NAIC ratings are derived from ratings received from nationally recognized rating agencies. The NAIC also assigns ratings to securities that do not receive public ratings. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 93% and 94% were in the two highest NAIC Designations as of December 31, 2008 and 2007, respectively.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio and shows the equivalent ratings between the NAIC and nationally recognized rating agencies as of December 31:

(in millions)	Rating agency equivalent designation[2]	2008		2007
NAIC designation[1]		Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$17,087.2	$15,612.2	$19,153.4	$19,056.5
2	Baa	6,633.9	5,821.6	6,445.9	6,512.7
3	Ba	1,233.3	990.0	1,194.0	1,166.7
4	B	571.4	397.2	348.2	341.6
5	Caa and lower	190.5	148.2	83.8	73.1
6	In or near default	109.4	100.5	38.6	38.6

	Total	$25,825.7	$23,069.7	$27,263.9	$27,189.2

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

Mortgage-Backed and Asset-Backed Securities

The Company’s general account MBS portfolio is comprised of residential MBS investments. As of December 31, 2008, MBS investments totaled $6.87 billion (30%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $7.07 billion (26%) as of December 31, 2007.

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

Prepayment/extension risk is an inherent risk of holding MBSs. However, the degree of prepayment/extension risk varies by the type of MBS held. The Company limits its exposure to prepayments/extensions by holding less volatile types of MBSs. As of December 31, 2008, $1.80 billion (26%) of the carrying value of the general account MBS portfolio was invested in planned amortization class CMOs/REMICs (PACs) compared to $2.07 billion (29%) as of December 31, 2007. PACs are securities whose cash flows are designed to remain constant in a variety of mortgage prepayment environments. Most of the Company’s non-PAC MBSs possess varying degrees of cash flow structure and prepayment/extension risk. The MBS portfolio contained 26% of pure pass-throughs as of December 31, 2008 compared to 8% as of December 31, 2007.

The following table summarizes the distribution by investment type of the Company’s general account MBS portfolio as of December 31:

	2008			2007
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value	Amortized cost	Estimated fair value	% of estimated fair value
Planned amortization class	$1,831.7	$1,803.0	26.2	$2,067.7	$2,067.7	29.2
Multi-family mortgage pass-through certificates	1,733.6	1,768.5	25.7	544.6	548.7	7.8
Sequential	1,359.0	1,241.1	18.1	1,533.0	1,528.5	21.6
Non-accelerating securities – CMO	1,363.7	1,088.4	15.8	1,490.9	1,450.3	20.5
Very accurately defined maturity	617.9	531.1	7.7	662.2	645.0	9.1
Floating rate	213.2	135.5	2.0	371.9	361.7	5.1
Accrual	57.1	58.1	0.8	76.6	77.4	1.1
Other	280.7	248.2	3.7	395.6	395.3	5.6

Total	$7,456.9	$6,873.9	100.0	$7,142.5	$7,074.6	100.0

The Company’s general account ABS portfolio includes home equity and credit card-backed investments, among others. As of December 31, 2008, ABS investments were $2.66 billion (12%) of the carrying value of the Company’s general account fixed maturity securities available-for-sale compared to $3.81 billion (14%) as of December 31, 2007.

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

The following table summarizes the distribution by investment type of the Company’s general account ABS portfolio as of December 31:

	2008			2007
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value	Amortized cost	Estimated fair value	% of estimated fair value
CMBS	$1,488.9	$1,015.6	38.2	$1,241.9	$1,216.5	32.0
Home equity/improvement	732.6	570.9	21.5	926.1	858.5	22.6
Credit card-backed	307.1	271.9	10.2	325.1	326.1	8.6
Non-accelerated securities	170.6	143.4	5.4	181.5	176.1	4.6
Trust preferred	236.6	129.8	4.9	367.4	341.4	9.0
CBO/CLO/CDO	173.3	120.2	4.5	386.0	343.3	9.0
Enhanced equity/equity trust certificates	114.9	101.9	3.8	122.4	126.2	3.3
Pass-through certificate	83.2	81.5	3.1	79.7	80.8	2.1
Franchise/business loan	103.7	68.2	2.6	109.3	110.7	2.9
Student loans	30.0	28.5	1.1	51.0	50.5	1.3
Other	143.1	126.2	4.7	166.7	175.9	4.6

Total	$3,584.0	$2,658.1	100.0	$3,957.1	$3,806.0	100.0

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

The Company’s investments in securities that contain Alt-A and Sub-prime collateral are predominantly highly rated. As of December 31, 2008, 76% and 85% of securities containing Alt-A and Sub-prime collateral, respectively, were rated AA or better. In addition, 68% and 77% of Alt-A and Sub-prime collateral, respectively, was originated in 2005 or earlier.

In addition, recent market activity has negatively impacted the Company’s investments in CMBS. These investments in CMBS are generally characterized by securities that are collateralized by static, heterogeneous pools of mortgages on commercial real estate properties. Deals are generally diversified across property types, geography, borrowers, tenants, loan size, coupon and vintages. As of December 31, 2008, the amortized cost and estimated fair value of the Company’s investments in CMBS totaled $1.49 billion and $1.01 billion, respectively, while the December 31, 2007 amortized cost and estimated fair value both totaled $1.20 billion.

The following tables summarize the distribution by collateral classification, rating and origination year, respectively, of the Company’s general account MBSs and ABSs as of December 31, 2008:

(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total
Government agency	$4,409.8	$4,499.7	47.2
Prime	1,396.3	1,085.3	11.4
Alt-A	1,871.3	1,469.5	15.4
Sub-prime	678.6	530.5	5.6
Non-residential mortgage collateral	2,684.9	1,947.0	20.4

Total	$11,040.9	$9,532.0	100.0

	Alt-A			Sub-prime
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
AAA	$1,293.6	$1,011.1	68.8	$371.3	$315.8	59.5
AA	141.4	98.8	6.7	183.0	134.5	25.4
A	92.5	77.2	5.3	20.6	18.7	3.5
BBB	54.4	47.7	3.2	34.7	20.0	3.8
BB and below	289.4	234.7	16.0	69.0	41.5	7.8

Total	$1,871.3	$1,469.5	100.0	$678.6	$530.5	100.0

	Alt-A			Sub-prime
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
Pre-2005	$573.9	$486.9	33.1	$431.8	$345.3	65.1
2005	693.4	519.2	35.3	80.5	62.6	11.8
2006	301.2	248.6	16.9	142.4	109.9	20.7
2007	302.8	214.8	14.7	23.9	12.7	2.4

Total	$1,871.3	$1,469.5	100.0	$678.6	$530.5	100.0

The following table summarizes the distribution of the Company’s general account MBSs and ABSs with non-residential mortgage collateral by collateral classification, and rating, as of December 31, 2008:

	Amortized cost				Estimated fair value
(dollars in millions)	AAA	AA	A and below	Total	AAA	AA	A and below	Total
Commercial mortgage-backed securities	$1,203.7	$191.4	$93.8	$1,488.9	$909.6	$71.5	$34.5	$1,015.6
Credit cards	204.1	—	105.0	309.1	179.3	—	94.5	273.8
Trust preferreds	117.7	49.3	69.6	236.6	61.6	19.9	48.3	129.8
CBO/CLO/CDO	74.1	24.4	74.8	173.3	66.8	16.8	36.6	120.2
Aviations	1.3	0.6	96.1	98.0	1.3	0.6	82.0	83.9
Franchise/business loans	25.3	—	82.5	107.8	23.9	—	47.7	71.6
Automobiles	39.4	—	10.0	49.4	36.9	—	7.5	44.4
Student loans	30.0	—	—	30.0	28.5	—	—	28.5
Tobacco	1.2	—	22.4	23.6	1.2	—	20.1	21.3
Other	12.2	32.5	123.5	168.2	11.5	28.9	117.5	157.9

Total	$1,709.0	$298.2	$677.7	$2,684.9	$1,320.6	$137.7	$488.7	$1,947.0

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

Mortgage Loans

As of December 31, 2008, general account mortgage loans were $7.89 billion (22%) of the carrying value of consolidated general account investments compared to $8.32 billion (21%) as of December 31, 2007. Substantially all of these loans were commercial mortgage loans. Commitments to fund mortgage loans of $24.9 million were outstanding as of December 31, 2008 compared to $85.1 million as of December 31, 2007.

The table below summarizes the carrying values of mortgage loans by regional exposure and property type as of December 31, 2008:

(in millions)	Office	Warehouse	Retail	Apartment & Other	Total
New England	$134.9	$26.3	$74.6	$115.7	$351.5
Middle Atlantic	243.9	256.5	336.5	117.2	954.1
East North Central	106.2	214.8	563.7	520.1	1,404.8
West North Central	11.1	67.3	68.8	138.2	285.4
South Atlantic	135.7	476.6	730.9	466.7	1,809.9
East South Central	22.1	43.3	117.9	126.3	309.6
West South Central	40.0	167.7	185.2	232.3	625.2
Mountain	106.5	133.6	136.9	327.6	704.6
Pacific	331.0	411.3	417.6	343.8	1,503.7

Total principal	$1,131.4	$1,797.4	$2,632.1	$2,387.9	7,948.8

Valuation allowance					(42.4)
Unamortized premium					2.6
Fair value adjustment on mortgage loans held for sale					(48.4)
Cumulative change in fair value of hedged mortgage loans and commitments					27.6

Total mortgage loans on real estate, net					$7,888.2

As of December 31, 2008 and 2007, the Company’s largest exposure to any single borrower, region and property type was 2%, 23% and 33%, respectively, of the Company’s general account mortgage loan portfolio.

As of December 31, 2008 and 2007, the Company’s mortgage loans classified as delinquent, foreclosed and restructured were immaterial as a percentage of the total mortgage loan portfolio.

Securities Lending

The Company, through an agent, lends certain portfolio holdings to approved counterparties and in turn receives cash collateral with the objective of increasing the yield on its investments. The cash collateral is invested in high-quality, short-term and long-term investments based on the Company’s approved investments policies. The Company’s policy requires the maintenance of collateral of a minimum of 102% of the fair value of the securities loaned. Net returns on the investments, after payment of a rebate to the borrower, are shared between the Company and its agent. Both the borrower and the Company can request or return the loaned securities at any time. The Company maintains ownership of the loaned securities at all times and is entitled to receive from the borrower any payments for interest or dividends received on such securities during the loan term. The Company recognizes loaned securities as part of its investments available-for-sale. The Company also recognizes the short-term and other long-term investments acquired with the cash collateral and its obligation to return such collateral to the borrower in short-term and other long-term investments and other liabilities, respectively.

As of December 31, 2008 and 2007, the Company had received $419.9 million and $604.6 million, respectively, of cash collateral on securities lending. The Company had not received any non-cash collateral on securities lending as of December 31, 2008 and 2007. As of December 31, 2008 and 2007, the Company had loaned securities with a fair value of $407.1 million and $593.0 million, respectively.

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

Interest Rate Risk

Fluctuations in interest rates can impact the Company’s earnings, cash flows and the fair value of its assets and liabilities. In a declining interest rate environment, the Company may be required to reinvest the proceeds from maturing and prepaying investments at rates lower than the overall portfolio yield, which could reduce future interest spread income. In addition, minimum guaranteed crediting rates (ranging from 1.0% to 3.5% for a majority of the individual annuity contracts in force) on certain individual annuity contracts could prevent the Company from lowering its interest crediting rates to levels commensurate with prevailing market interest rates, resulting in a reduction to the Company’s interest spread income. The average crediting rate for fixed annuity products during 2008 was 3.58% and 3.89% for the Individual Investments and Retirement Plans segments, respectively (compared to 3.76% and 3.98%, respectively, during 2007), well in excess of guaranteed rates.

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

Conversely, a rising interest rate environment could result in a reduction in interest spread income or an increase in policyholder surrenders. Existing general account investments supporting annuity liabilities had a weighted average maturity of approximately 5.8 years as of December 31, 2008. Therefore, a change in portfolio yield will lag changes in market interest rates. This lag increases if the rate of prepayments of securities slows. To the extent the Company sets renewal rates based on current market rates, this will result in reduced interest spreads. Alternatively, if the Company sets renewal crediting rates while attempting to maintain a desired spread from the portfolio yield, the rates offered by the Company may be less than new money rates offered by competitors. This difference could result in an increase in surrender activity by policyholders. If unable to fund surrenders with cash flow from operations, the Company might need to sell assets, which likely would have declined in value due to the increase in interest rates. The Company attempts to mitigate this risk by offering products that assess surrender charges and/or market value adjustments at the time of surrender, and by managing the maturity and interest-rate sensitivities of assets to approximate those of liabilities.

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

Characteristics of Interest Rate Sensitive Financial Instruments

The tables below provide information about the Company’s financial instruments as of December 31, 2008 that are sensitive to changes in interest rates. Insurance contracts that subject the Company to significant mortality risk, including life insurance contracts and life-contingent immediate annuities, do not meet the definition of a financial instrument and are not included in the table.

	Estimated year of maturities/repayments							2008 Fair Value	2007 Fair Value
(in millions)	2009	2010	2011	2012	2013	There- after	Total
Assets
Fixed maturity securities:
Corporate bonds:
Principal	$1,306.6	$1,664.2	$1,640.4	$1,632.7	$1,707.0	$5,981.6	$13,932.5	$12,569.1	$15,309.1
Weighted average interest rate	6.52%	6.23%	6.27%	6.00%	6.00%	7.04%	6.58%
Mortgage and other asset- backed securities:
Principal	$2,318.4	$4,294.3	$1,751.4	$811.1	$404.1	$1,461.5	$11,040.8	$9,532.0	$10,880.6
Weighted average interest rate	5.63%	5.51%	5.76%	5.35%	5.71%	6.06%	5.73%
Other fixed maturity securities:
Principal	$50.3	$47.1	$46.2	$78.3	$73.2	$557.3	$852.4	$968.6	$999.5
Weighted average interest rate	5.70%	5.33%	5.63%	5.65%	5.54%	6.25%	6.04%
Mortgage loans on real estate:
Principal	$417.2	$584.2	$1,054.1	$700.1	$776.4	$4,297.7	$7,829.7	$6,970.1	$8,335.7
Weighted average interest rate	5.82%	6.22%	6.23%	6.22%	6.12%	6.00%	6.07%
Liabilities
Individual deferred fixed annuities:
Principal	$1,915.4	$1,655.9	$1,362.3	$1,175.3	$962.7	$3,291.9	$10,363.5	$5,021.5	$7,644.4
Weighted average crediting rate	3.24%	3.38%	3.37%	3.24%	3.12%	3.06%
Group pension deferred fixed annuities:
Principal	$1,406.7	$1,406.0	$1,179.9	$1,008.7	$868.5	$5,627.7	$11,497.5	$11,127.3	$11,190.5
Weighted average crediting rate	3.76%	3.80%	3.96%	3.89%	3.77%	3.59%
Funding agreements backing MTNs:
Principal	$1,796.4	$1,006.3	$333.5	$109.9	$—	$—	$3,246.1	$3,019.5	$4,537.5
Weighted average crediting rate	3.00%	3.87%	4.32%	3.68%	—	—
Immediate annuities:
Principal	$285.7	$246.6	$213.4	$183.0	$156.2	$935.8	$2,020.7	$453.2	$565.2
Weighted average crediting rate	6.53%	6.57%	6.62%	6.67%	6.73%	6.79%
Short-term debt:
Principal	$295.7	$—	$—	$—	$—	$—	$295.7	$295.7	$309.3
Weighted average interest rate	1.50%	—	—	—	—	—	1.50%
Long-term debt:
Principal	$—	$50.6	$300.0	$315.0	$—	$1,060.0	$1,725.6	$1,336.5	$1,566.8
Weighted average interest rate	—	3.63%	6.25%	5.82%	—	5.70%	5.56%

	Estimated year of maturities/repayments							2008 Fair Value	2007 Fair Value
(in millions, except settlement prices)	2009	2010	2011	2012	2013	There- after	Total
Derivative Financial Instruments
Interest rate swaps:
Pay fixed/receive variable:
Notional value	$305.8	$721.7	$996.4	$308.5	$282.2	$867.7	$3,482.3	$(315.3)	$(163.6)
Weighted average pay rate	4.91%	3.78%	4.80%	5.17%	4.30%	4.36%	4.48%
Weighted average receive rate[1]	2.54%	2.55%	2.19%	2.58%	2.56%	2.47%	2.43%
Pay fixed/receive variable, forward starting:
Notional value	$—	$—	$—	$—	$—	$—	$—	$—	$(3.7)
Pay variable/receive fixed:
Notional value	$—	$261.7	$1,092.2	$289.8	$692.1	$2,721.9	$5,057.7	$687.5	$246.6
Weighted average pay rate[1]	—	3.06%	2.03%	2.70%	3.07%	2.76%	2.66%
Weighted average receive rate	—	3.00%	4.50%	3.94%	3.66%	4.14%	4.08%
Pay variable/receive variable:
Notional value	$200.0	$—	$—	$—	$—	$—	$200.0	$(1.1)	$—
Weighted average pay rate[1]	0.39%	—	—	—	—	—	0.39%
Weighted average receive rate[1]	0.39%	—	—	—	—	—	0.39%
Pay fixed/receive fixed:
Notional value	$64.1	$46.8	$23.5	$11.4	$22.2	$92.0	$260.0	$(24.0)	$(24.4)
Weighted average pay rate	5.73%	3.78%	6.69%	4.70%	4.54%	5.13%	5.11%
Weighted average receive rate	4.16%	4.74%	5.12%	6.10%	5.86%	6.22%	5.31%
Credit default swaps sold:
Notional value	$14.5	$50.0	$6.0	$8.0	$150.9	$—	$229.4	$(11.2)	$(8.5)
Weighted average receive rate	0.66%	0.33%	3.55%	3.00%	1.00%	—	0.97%
Credit default swaps purchased:
Notional value	$0.8	$1.5	$0.5	$—	$37.0	$2.0	$41.8	$1.2	$3.2
Weighted average pay rate	5.00%	2.15%	5.00%	—	1.03%	2.10%	1.24%
Total return swaps[2]:
Notional value	$411.0	$—	$—	$—	$—	$—	$411.0	$(14.6)	$(3.3)
Embedded derivatives:
Notional value	$—	$—	$—	$—	$—	$20.0	$20.0	$(1,731.7)	$(122.0)
Mortgage loan commitments held for sale:
Notional value	$—	$—	$—	$—	$—	$—	$—	$—	$(0.8)
Treasury futures:
Short positions:
Contract amount/notional value	$3.1	$—	$—	$—	$—	$—	$3.1	$(0.1)	$—
Weighted average settlement price	120.5	—	—	—	—	—	120.5
Long positions:
Contract amount/notional value	$278.0	$—	$—	$—	$—	$—	$278.0	$20.2	$0.9
Weighted average settlement price	121.7	—	—	—	—	—	121.7
Equity futures:
Short positions:
Contract amount/notional value	$1,923.5	$—	$—	$—	$—	$—	$1,923.5	$(26.1)	$4.5
Weighted average settlement price	887.9	—	—	—	—	—	887.9
Long positions:
Contract amount/notional value	$3.8	$—	$—	$—	$—	$—	$3.8	$—	$—
Weighted average settlement price	890.4	—	—	—	—	—	890.4
Option contracts
Long positions:
Contract amount/notional value	$139.2	$64.0	$414.0	$261.3	$268.0	$601.5	$1,748.0	$585.5	$147.4
Weighted average settlement price	1,213.2	1,106.8	1,214.5	1,306.1	1,333.9	1,305.0	1,273.6

[1]	Variable rates are generally based on 1, 3 or 6-month U.S. LIBOR and reflect the effective rate as of December 31, 2008.
[2]	Total return swaps are based on the EAFE Index.

Additional information about the characteristics of the financial instruments and assumptions underlying the data presented in the table on the proceeding page are as follows:

MBSs and other ABSs: The year of maturity is determined based on the terms of the securities and the current rate of prepayment of the underlying pools of mortgages or assets. The Company limits its exposure to prepayments by purchasing less volatile types of MBS and ABS investments. See Part II, Item 7 – MD&A – Investments – Securities Available-for-Sale for further information.

Corporate bonds and other fixed maturity securities and mortgage loans on real estate: The maturity year is that of the security or loan.

Individual deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Individual deferred fixed annuities are certain individual annuity contracts, which are also subject to surrender charges calculated as a percentage of the deposits made and assessed at declining rates during the first seven years after a deposit is made. Also included in deferred fixed annuities were $1.16 billion of participating group annuity contracts in 2008 ($1.27 billion in 2007). As of December 31, 2008, individual annuity general account liabilities totaling $3.86 billion ($3.95 billion in 2007) were in contracts where the crediting rate is reset periodically, with portions resetting in each calendar quarter, and $886.3 million that reset annually in 2008 compared to $1.11 billion in 2007. Individual fixed annuity policy reserves of $1.42 billion in 2008 ($1.47 billion in 2007) were in contracts that adjust the crediting rate every five years. Individual fixed annuity policy reserves of $587.2 million in 2008 were in contracts that adjust the crediting rate every three years compared to $620.3 million in 2007. The average crediting rate is calculated as the difference between the projected yield of the assets backing the liabilities and a targeted interest spread. However, for certain individual annuities the crediting rate is also adjusted to partially reflect current new money rates.

Group pension deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Included were group annuity contracts representing $11.50 billion and $10.97 billion of general account liabilities as of December 31, 2008 and 2007, respectively, which are generally subject to market value adjustment upon surrender and which also may be subject to surrender charges. Of the total group annuity liabilities, $7.7 million ($26.1 million in 2007) were in contracts where the crediting rate is reset monthly, $10.24 billion ($9.70 billion in 2007) were in contracts where the crediting rate is reset quarterly, $529.9 million ($518.0 million in 2007) were in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter, and $723.3 million ($725.1 million in 2007) were in contracts where the crediting rate is reset annually on January 1.

Funding agreements backing MTNs: As of December 31, 2008 and 2007, fixed annuity policy reserves of $3.22 billion and $4.53 billion, respectively, relate to funding agreements issued in conjunction with the Company’s MTN program where the crediting rate either is fixed for the term of the contract or is variable based on an underlying index.

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

Derivative financial instruments: The maturity year is based on the terms of the related contract. Interest rate swaps include cross-currency interest rate swaps, which are used to reduce the Company’s existing asset and liability foreign currency exposure. Cross-currency interest rate swaps in place against each foreign currency obligation hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment. Underlying details by currency therefore have been omitted. Variable swap rates and settlement prices reflect rates and prices in effect as of December 31, 2008.

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

Equity Market Risk

Asset fees calculated as a percentage of separate account assets are a significant source of revenue to the Company. As of December 31, 2008, approximately 72% of separate account assets were invested in equity mutual funds (approximately 82% as of December 31, 2007). Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which also may require the Company to accelerate amortization of DAC.

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

In an effort to mitigate this risk, the Company implemented a GMDB economic hedging program for certain new and existing business. Prior to implementation of the GMDB hedging program in 2000, the Company managed this risk primarily by entering into reinsurance arrangements. The GMDB economic hedging program is designed to offset changes in the economic value of the designated GMDB. Currently the program shorts S&P 500 Index futures, which provides an offset to changes in the value of the designated obligation. The futures are not designated as hedges and, therefore, hedge accounting is not applied. The Company’s economic and accounting hedges are not perfectly offset. Therefore, the hedging activity is likely to lead to earnings volatility. As of December 31, 2008 and 2007, the Company’s net amount at risk was $8,763.6 million and $528.0 million before reinsurance, respectively, and $7,347.9 million and $319.3 million net of reinsurance, respectively. As of December 31, 2008 and 2007, the Company’s reserve for GMDB claims was $247.9 million and $38.9 million, respectively.

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

Beginning in March 2005, the Company began offering a hybrid GMAB/GLWB through its CPPLI contract rider. This living benefit combines a GMAB feature in its first 5-10 years with a lifetime withdrawal benefit election at the end of the GMAB feature. Upon maturity of the GMAB, the contractholder can elect the lifetime withdrawal benefit, which would continue for the duration of the insured’s life; elect a new CPPLI rider; or drop the rider completely and continue the variable annuity contract without any rider. If the lifetime withdrawal benefit is elected and the insured’s contract value is exhausted through such withdrawals and market conditions, the Company will continue to fund future withdrawals at a pre-defined level until the insured’s death. In some cases, the contractholder has the right to periodically reset the guaranteed withdrawal basis to a higher level. This benefit requires a minimum allocation to guaranteed term options or adherence to limitations required by an approved asset allocation strategy as previously described above.

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

The Company’s living benefit riders represent an embedded derivative in a variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivatives are carried at fair value. Subsequent changes in the fair value of the embedded derivatives are recognized in earnings as a component of net realized investment gains and losses. The fair value of the embedded derivatives is calculated based on a combination of capital market and actuarial assumptions. Projections of cash flows inherent in the valuation of the embedded derivative incorporate numerous assumptions including, but not limited to, expectations of contractholder persistency, contractholder withdrawal patterns, risk neutral market returns, correlations of market returns and market return volatility. As of December 31, 2008 and 2007, the net balance of the embedded derivatives for living benefits was a liability of $1.70 billion and a liability of $91.9 million, respectively. The Company does not expect any meaningful level of claims under the living benefit features for several years and believes any such claims would be mitigated by its economic hedging program.

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

Inflation

The rate of inflation did not have a material effect on the revenues or operating results of the Company during 2008, 2007 or 2006.

ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15 – Exhibits, Financial Statement Schedules for an index to the Company’s audited consolidated financial statements included in the F pages of this report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s President and Chief Operating Officer (its Principal Executive Officer) and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Annual Report.

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

The Company’s management assessed the effectiveness of NFS’ internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria, the Company’s management concluded that NFS’ internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Prior to January 1, 2009, the board of directors consisted of the following twelve directors divided into three classes: I, II and III. At each annual meeting, directors of one class were elected for a three-year term to succeed the directors whose terms were expiring.

Class I Directors

Name	Age	Date Service Began	Date Service Ceased
James G. Brocksmith, Jr.	68	April 1997	January 1, 2009
Keith W. Eckel	62	May 2004	January 1, 2009
James F. Patterson	67	November 1996	January 1, 2009
Gerald D. Prothro	66	February 1997	January 1, 2009

Class II Directors

Name	Age	Date Service Began	Date Service Ceased
Joseph A. Alutto	67	May 2002	January 1, 2009
Arden L. Shisler	67	November 1996	January 1, 2009
Alex Shumate	58	May 2002	January 1, 2009
Thomas F. Zenty III	54	May 2008	January 1, 2009

Class III Directors

Name	Age	Date Service Began	Date Service Ceased
W. G. Jurgensen	57	May 2000	January 1, 2009
Lydia M. Marshall	60	February 1997	January 1, 2009
Martha Miller de Lombera	60	August 2003	January 1, 2009
David O. Miller	70	November 1996	January 1, 2009

Business experience for each of the individuals listed in the tables above is set forth below:

Arden L. Shisler was a director of NFS from November 1996 to January 1, 2009, and served as Chairman of the Board from June 2003 to January 1, 2009. Mr. Shisler served as a director of NLIC and NLAIC from May 2002 to January 1, 2009, and served as Chairman of the Board of these companies from June 2003 to January 1, 2009. He was also a director from April 1984 and Chairman of the Board from April 1992 of NMIC, a director from April 1984 and Chairman of the Board from 2001 of Nationwide Mutual Fire Insurance Company (NMFIC), and a director and Chairman of the Board from April 2002 of Nationwide Corporation. Mr. Shisler retired from service as a director and Chairman of the Board of NMIC, NMFIC and Nationwide Corporation in April 2008. From June 2004 to May 2006, he was a director of NWD Management & Research Trust, formerly known as Gartmore Global Asset Management Trust, a subsidiary of Nationwide Corporation. Mr. Shisler also serves as a trustee for the following registered investment companies: Nationwide Mutual Funds, formerly known as Gartmore Mutual Funds, and Nationwide Variable Insurance Trust, formerly known as Gartmore Variable Insurance Trust. Mr. Shisler was a consultant to K & B Transport, Inc., a trucking firm, from January 2003 to December 2004.

W. G. Jurgensen was Chief Executive Officer of NFS from August 2000 until February 2009, and served as a director from May 2000 to January 1, 2009. He served as Chief Executive Officer of NMIC, NMFIC, NLIC and NLAIC from August 2000 until February 2009. He also served as Chief Executive Officer of several other companies within Nationwide, which is comprised of NFS, NMIC, NMFIC and all of their respective subsidiaries and affiliates. Mr. Jurgensen served as a director of NMIC, NMFIC and Nationwide Corporation from May 2000 until February 2009 and served as a director of NLIC and NLAIC from May 2000 to January 1, 2009. He also served as a director of several other companies within Nationwide, as well as a trustee of Nationwide Foundation, a not-for-profit corporation that contributes to nonprofit agencies and community projects. Mr. Jurgensen has been a director of ConAgra Foods, Inc., a producer and marketer of food products, since August 2002.

Mr. Jurgensen ceased service as the Company’s Chief Executive Officer and as a member of the board of directors effective February 19, 2009.

Joseph A. Alutto served as a director of NFS, NLIC and NLAIC from May 2002 to January 1, 2009. Dr. Alutto has been the Executive Vice President and Provost of The Ohio State University since October 2007. Dr. Alutto also served as interim President of The Ohio State University from July 2007 to October 2007. He was previously the Dean of the Fisher College of Business at The Ohio State University from March 1991 to October 2007 and Executive Dean for Professional Colleges at The Ohio State University from September 1998 to October 2007. He has been a director of M/I Homes, Inc., a builder of single family homes, since February 2005, and of Children’s Place, a retailer of children’s clothing, since 2008.

James G. Brocksmith, Jr. served as a director of NFS from April 1997 to January 1, 2009, and as a director of NLIC and NLAIC from May 2002 to January 1, 2009. He has been a director of Alberto-Culver Company, a manufacturer and marketer of consumer products, since October 2002, a director of Sempra Energy, a designer and implementer of energy solutions for businesses, governments and institutions, since October 2001, and a director of AAR Corporation, a supplier to the aviation/aerospace industry, since January 2001.

Keith W. Eckel served as a director of NFS from May 2004 to January 1, 2009. He has served as a director of NMIC and NMFIC since 1996, Nationwide Corporation since 1998, and served as a director of NLIC and NLAIC from May 2004 to January 1, 2009. He has been Chairman of the Board since April 2008 and served as Vice Chairman of the Board from April 2007 to April 2008 of NMIC, NMFIC and Nationwide Corporation. He served as the Chairman of the Board of NWD Management & Research Trust from June 2004 to May 2006, and served as a trustee of Nationwide Foundation from April 1998 to April 2006. Mr. Eckel is the owner of Fred W. Eckel Sons, a vegetable farming operation, and president of Eckel Farms, Inc.

Lydia M. Marshall served as a director of NFS from February 1997 to January 1, 2009, and as a director of NLIC and NLAIC from May 2002 to January 1, 2009. Ms. Marshall has been a director of NMIC, NMFIC and Nationwide Corporation since October 2001, and served as a director of Scottsdale Insurance Company, a subsidiary of NMIC, from April 2001 to June 2006. She also serves as a trustee of Nationwide Foundation. Ms. Marshall has been a director of Seagate Technology, a designer, manufacturer and marketer of hard disc drives, since April 2004. From October 1999 to August 2004, she was founder, chair and Chief Executive Officer of Versura Inc., an internet-based service provider to financial institutions, colleges and universities.

David O. Miller served as a director of NFS from November 1996 to January 1, 2009. From May 2002 to January 1, 2009, Mr. Miller served as a director of NLIC and NLAIC. Mr. Miller served as a director of NMIC, NMFIC and Nationwide Corporation from April 1985 to April 2006. He was a director of Scottsdale Insurance Company from April 2001 to June 2006 and Chairman of the Board from May 2001 to January 2005 and from December 2005 to June 2006. He served as a trustee of Nationwide Foundation from April 1992 to April 2006. Mr. Miller has been a land and apartment developer since 1962. He has been the President of Owen Potato Farm, Inc. since 1962 and has been a partner of Newark Properties LTD, a real estate development firm, since 2000. Previously, Mr. Miller was a partner of M&M Enterprises, a real estate development firm.

Martha Miller de Lombera served as a director of NFS, NLIC and NLAIC from August 2003 to January 1, 2009. Ms. Miller de Lombera has been a director of Wal-Mart de Mexico, a retail chain including self-service stores, apparel stores and restaurants, since March 2007 and a director of Sally Beauty Holdings, Inc., an international specialty retailer and distributor of professional beauty supplies, since November 2006. She also served as a director of Ryerson, Inc., a North American distributor and processor of metals, from January 2004 to October 2007, and as a director of Grupo Aeroportuario del Sureste, S.A. de C.V., an airport operator in southeastern Mexico, from March 2001 through April 2005.

James F. Patterson served as a director of NFS from November 1996 to January 1, 2009, and as a director of NLIC and NLAIC from May 2002 to January 1, 2009. He was a director of NMIC, NMFIC and Nationwide Corporation from April 1989 to April 2007 and Vice Chairman of the Board from April 2001 to April 2007. Mr. Patterson also served as a director of NWD Management & Research Trust from June 2004 to May 2006. He served as a trustee of Nationwide Foundation from April 1994 to April 2007. Mr. Patterson has operated the Patterson Fruit Farm since 1964 and has been President of Patterson Farms, Inc. since December 1991.

Gerald D. Prothro served as a director of NFS from February 1997 to January 1, 2009, and as a director of NLIC and NLAIC from May 2002 to January 1, 2009. Mr. Prothro has been the Managing Director of IKT Investments, Ltd., a technology consulting and private investments firm, since December 2000.

Alex Shumate served as a director of NFS, NLIC and NLAIC from May 2002 to January 1, 2009. Mr. Shumate has been a partner of the law firm of Squire, Sanders & Dempsey L.L.P. since February 1988, and Managing Partner of its Columbus office since 1991. He has been a director of Wm. Wrigley Jr. Company, a provider of consumer foods, since 1998 and a director of Cincinnati Bell, Inc., a provider of telecommunications products and services, since July 2005.

Thomas F. Zenty III served as a director of NFS, NLIC and NLAIC from May 2008 to January 1, 2009. Mr. Zenty has been Chief Executive Officer of University Hospitals in Cleveland, Ohio since 2003.

Pursuant to the merger agreement between NFS, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., upon closing of the merger effective January 1, 2009, the twelve board members resigned from service on the board. On that same date, Timothy G. Frommeyer, Lawrence A. Hilsheimer and Mark R. Thresher were elected to the board and will serve until their successors are duly elected and qualified.

For biographical information on Messrs. Frommeyer, Hilsheimer and Thresher, please see the information provided below in “Executive Officers of the Registrant.”

Executive Officers of the Registrant

Name	Age	Position with NFS (as of February 27, 2009)
W.G. Jurgensen	57	Chief Executive Officer[1]
Mark R. Thresher	52	President and Chief Operating Officer
Patricia R. Hatler	54	Executive Vice President – Chief Legal and Governance Officer
Terri L. Hill	49	Executive Vice President – Chief Administrative Officer
Lawrence A. Hilsheimer	51	Executive Vice President
Michael C. Keller	49	Executive Vice President – Chief Information Officer
James R. Lyski	46	Executive Vice President – Chief Marketing Officer
Stephen S. Rasmussen	56	Executive Vice President
Anne L. Arvia	45	Senior Vice President – Nationwide Bank
Carol A. Baldwin Moody	52	Senior Vice President – Chief Compliance Officer
John L. Carter	46	Senior Vice President – Non-Affiliated Sales
Roger A. Craig	46	Senior Vice President – Division General Counsel and Assistant Secretary
Timothy G. Frommeyer	44	Senior Vice President – Chief Financial Officer
Peter A. Golato	55	Senior Vice President – Individual Protection Business Head
Harry H. Hallowell	48	Senior Vice President and Treasurer
Michael A. Hamilton	42	Senior Vice President – NFN Retail Distribution
Eric S. Henderson	46	Senior Vice President – Individual Investments Business
William S. Jackson	55	Senior Vice President – Nationwide Retirement Plans
Kai V. Monahan	41	Senior Vice President – Internal Audits
Gail G. Snyder	54	Senior Vice President – Chief Investment Officer
Michael S. Spangler	42	Senior Vice President – President, Nationwide Funds Group

[1]	Mr. Jurgensen ceased service as the Company’s Chief Executive Officer effective February 19, 2009.

Business experience for each of the individuals listed in the previous table is set forth below:

Information regarding W. G. Jurgensen is provided in “Directors of the Registrant.”

Mark R. Thresher has been President and Chief Operating Officer of NFS, NLIC and NLAIC since May 2004. He was President and Chief Operating Officer – Elect from April 2004 to May 2004; President and Chief Operating Officer – Elect and Chief Financial Officer from December 2003 to April 2004; and Senior Vice President – Chief Financial Officer from November 2002 to December 2003 of NFS, NLIC and NLAIC. He has served as a director of NFS and NLIC since January 2009.

Patricia R. Hatler has been Executive Vice President – Chief Legal and Governance Officer of NFS since December 2004. Previously, Ms. Hatler served NFS as its Executive Vice President and General Counsel from October 2004 to December 2004; Executive Vice President, General Counsel and Secretary from March 2003 to October 2004; and Senior Vice President, General Counsel and Secretary from May 2000 to March 2003.

Terri L. Hill has been Executive Vice President – Chief Administrative Officer of NFS and other Nationwide companies since September 2003. She was Senior Vice President – Human Resources/Operations for Scottsdale Insurance Company, a wholly owned subsidiary of NMIC, and its affiliates from December 2000 to September 2003.

Larry A. Hilsheimer has been Executive Vice President of NFS and several other companies within Nationwide since October 2007. Prior to joining Nationwide, Mr. Hilsheimer served as a partner of Deloitte and Touche USA LLP, from June 1988 to October 2007. He has served as a director of NFS since January 2009.

Michael C. Keller has been Executive Vice President – Chief Information Officer of NFS since August 2001. Mr. Keller has been Executive Vice President – Chief Information Officer of several other Nationwide companies since June 2001.

James R. Lyski has been Executive Vice President – Chief Marketing Officer of NFS since October 2006. Mr. Lyski previously served as Senior Vice President for Strategy, Product and Marketing at CIGNA HealthCare, Inc., an employee benefits company, from October 2002 to October 2006.

Stephen S. Rasmussen has been Executive Vice President of NFS since September 2003 and Chief Executive Officer of NMIC and NMFIC since February 2009. Previously, he was President and Chief Operating Officer of NMIC and NMFIC from September 2003 to February 2009.

Anne L. Arvia has been Senior Vice President – Nationwide Bank since September 2006. Prior to joining Nationwide Bank, Ms. Arvia served as the Chief Executive Officer of ShoreBank, a community and environmental bank, from May 2002 to August 2006 and as the President of ShoreBank from May 2001 to August 2006.

Carol A. Baldwin Moody has been Senior Vice President, Chief Compliance Officer of NFS and several other Nationwide companies since November 2005. Previously, she was Chief Compliance Officer for TIAA-CREF from 2004 to 2005. Prior to that time, she served as Managing Director and General Counsel of TCW/Latin America Partners LLC from 2000 to 2004.

John L. Carter has been Senior Vice President – Non-Affiliated Sales of NFS, NLIC and NLAIC and President of Nationwide Financial Distributors, Inc., as well as Senior Vice President of several other Nationwide companies, since November 2005. Previously, he served as Corporate Vice President of Platform Distribution at Prudential Financial, a financial services company, from August 1999 to November 2005.

Roger A. Craig has been Senior Vice President – Division General Counsel and Assistant Secretary of NFS since August 2007, and Senior Vice President – Division General Counsel of several other Nationwide companies since July 2007. Previously, Mr. Craig served several Nationwide companies as Vice President – Division General Counsel from October 2004 to August 2007; Vice President – Associate General Counsel from March 2003 to October 2004; and Associate Vice President – Associate General Counsel from February 2001 to March 2003.

Timothy G. Frommeyer has been Senior Vice President – Chief Financial Officer of NFS and several other Nationwide companies since November 2005. He served as Vice President and Chief Actuary of NLIC and NLAIC from May 2004 to November 2005. He also served as Senior Vice President – Finance and Actuarial of NRS from November 2001 to May 2004 and Vice President – Public Sector Finance and Actuarial of NLIC and NLAIC from November 2001 to May 2004. He has served as a director of NFS and NLIC since January 2009.

Peter A. Golato has been Senior Vice President – Individual Protection Business Head of NFS and several other Nationwide companies since May 2004. Mr. Golato also serves as a Director, since May 2004, and as President, since August 2004, of NLICA and NLACA. He has served as a director of NLIC since January 2009. Previously, he was Vice President – Brokerage Life Sales of NLIC and NLAIC from May 2000 to May 2004, and NMIC and Nationwide Mutual Fire from May 2000 to October 2004.

Harry H. Hallowell has been Senior Vice President and Treasurer of NFS and several other Nationwide companies since January 2006. Previously, Mr. Hallowell served as Vice President and Head Portfolio Risk Manager for Nationwide’s Office of Investments from May 2003 to December 2005. From 1984 to 2003, he served as a Senior Vice President and Head of Corporate Funding for Bank One Corporation.

Michael A. Hamilton has been Senior Vice President – NFN Retail Distribution of NFS and several other companies within Nationwide since October 2007. Mr. Hamilton has also served as a Director of NLICA and NLACA since May 2007. Previously, he served as Vice President – NFN Retail Distribution of NLIC and NLAIC from April 2007 to October 2007. Prior to joining Nationwide, Mr. Hamilton served as the President of Pennsylvania Life Insurance Company from April 2004 to January 2007; and the Regional Director of National Planning Corporation from April 2000 to July 2003.

Eric S. Henderson has been Senior Vice President – Individual Investments Business Head of NFS and several other companies within Nationwide since August 2007. Previously, Mr. Henderson served as Vice President and Chief Financial Officer – Individual Investments from August 2004 to August 2007; as Vice President – Product Management from February 2004 to August 2004; and as Associate Vice President – Product Manager-Variable Annuities from April 2002 to February 2004.

William S. Jackson has been Senior Vice President – Nationwide Retirement Plans of NFS since October 2006. Previously, Mr. Jackson served as Sales Center Vice President from August 2001 to September 2006.

Kai V. Monahan has been Senior Vice President – Internal Audit of NFS and several other Nationwide companies since November 2008. Previously, Mr. Monahan was a Partner in Ernst & Young’s Business Risk Services practice from 2004 to 2008.

Gail G. Snyder has been Senior Vice President – Chief Investment Officer of NFS and several other Nationwide companies since January 2006. She was previously Senior Vice President – Enterprise Portfolio and Strategy Management of NMIC and several other Nationwide companies from January 2005 to January 2006. Previously, she served as Senior Vice President – Portfolio Management of Genworth Financial, Inc., an insurance and financial services company, from May 2004 to December 2004. From March 1995 to May 2005, she served in various capacities at divisions of General Electric, including Senior Vice President – Insurance-Strategic Client Solutions of GE Asset Management, a financial services firm; Chief Investment Officer of GE Mortgage Insurance, a mortgage services firm; and Vice President of First Colony Life Insurance Company, an insurance services company acquired by General Electric.

Michael S. Spangler has been Senior Vice President – President, Nationwide Funds Group since May 2008. Previously, Mr. Spangler was Managing Director at Morgan Stanley, heading Americas Retail and Intermediary Product Management from May 2004 to June 2008. Prior to joining Morgan Stanley, Mr. Spangler was President of Touchstone Advisors, and Vice President and Director of Business Operations at Touchstone Investments, July 2002 to May 2004.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934 requires that executive officers, directors and holders of more than 10% of NFS common stock file reports of their trading in NFS equity securities with the Securities and Exchange Commission. Based solely on a review of Forms 3, 4 and 5, or written representations that no Form 5 was required or furnished to the Company during and with respect to 2008, the Company believes that all such reports were timely filed.

As of January 1, 2009, Nationwide Corporation owns all of the Company’s outstanding common stock and there are no longer executive officers, directors or other holders of more than 10% of the Company’s common stock obligated to file reports pursuant to Section 16.

Code of Ethics

The Nationwide Code of Conduct is posted on the Company’s web site, http://www.nationwide.com, and is available in print, free of charge, upon written request. Requests for copies should be made to LeRoy Johnston III, Vice President – Ethics and Corporate Compliance, One Nationwide Plaza, Columbus, Ohio, 43215, or via telephone at 614-249-8613. All directors, officers and employees of the Nationwide group of companies are required to adhere to the code. The code contains written standards designed to deter wrongdoing and to promote honest, ethical conduct including ethical handling of conflicts; full, fair, accurate, timely and understandable disclosure in regulatory reports and public communications; compliance with laws, rules and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code. It also contains compliance standards and procedures that facilitate the effective operation of the code. Any waivers from, or amendments to, the code for directors and executive officers must be approved by the board of directors, or a designated board committee, and will be promptly disclosed by posting on the web site.

Procedure for Nomination of Directors

Prior to January 1, 2009, the Company provided a process by which shareholders of the Company could recommend nominees for election to the Company’s board of directors. All of the outstanding voting securities of the Company are now held by Nationwide Corporation, and, as such, the Company no longer maintains such procedures.

Audit Committee Financial Expert

In 2008, the Company had an audit committee of the board of directors consisting of six directors—Messrs. Brocksmith, Eckel, Prothro and Zenty, Dr. Alutto and Ms. Marshall. The board determined that each member of the audit committee was independent as defined by the former Independence Standards for Directors, the rules of the Securities and Exchange Commission and the New York Stock Exchange listing standards. Mr. Brocksmith served as chairman and was designated by the board as the audit committee financial expert within the meaning of applicable Securities and Exchange Commission rules. The board of directors concluded that Mr. Brocksmith had accounting and related financial management expertise within the meaning of the New York Stock Exchange listing standards.

Effective January 1, 2009, pursuant to the merger agreement between the Company, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., the members of the board of directors resigned and three members of management were elected as directors of the Company. As a result, the board no longer has an audit committee.

ITEM 11 Executive Compensation

Compensation Discussion and Analysis

Introduction

Prior to 2009, the Company’s shareholders expected the Company’s management team to oversee operations so that their investment in NFS would grow in value over time. As of January 1, 2009, NFS is a wholly owned subsidiary of Nationwide Corporation, and no longer has other shareholders. Nationwide’s and the Company’s mission is to create value for consumers, businesses and debtholders by protecting what is important to them, helping them build a secure financial future, and providing the best personalized customer experience through competitively priced, high quality products. The Company motivates its executives to achieve these goals, in part, by delivering direct rewards, including base salary, short-term and long-term incentives and other benefits and perquisites, using compensation programs based substantially on sustained financial performance. Payments from the awards will increase or decrease according to the extent the Company meets its performance expectations. The discussion offered below is intended to show:

•	how the Company’s financial planning process leads to financial objectives;

•	how the Company translates financial and individual objectives into incentives;

•	how the Company considers individual performance and uses other discretionary factors to create flexibility in its compensation programs; and

•	why the Company thinks both the level and form of these rewards help it attract and retain the executive talent it believes is necessary to create value for its customers.

Change in Operating Structure in 2009

On January 1, 2009, NMIC purchased all of the outstanding shares of NFS common stock it did not already own. NFS is now a wholly-owned subsidiary of Nationwide Corporation. The Company believes that the completion of this transaction sets Nationwide apart from its competition by enabling it to align its entire product and service portfolio around the customer, providing an even greater value proposition for current and future customers through a more differentiated customer service experience. Compensation actions that occurred in 2008 were reviewed and approved by the compensation committee of the Company’s board of directors. All of the members of the board of directors resigned on January 1, 2009 upon completion of the merger. The board of directors now consists of three members of management, Mark R. Thresher, Timothy G. Frommeyer and Lawrence A. Hilsheimer, and the board no longer maintains a compensation committee or any other committees of the board. Compensation decisions are now determined by the human resources committee of the board of directors of NMIC, which is NFS’ ultimate parent company. The Company will refer to its compensation committee when discussing actions that occurred in 2008, and the NMIC human resources committee when referring to decisions that occurred in 2009. The NMIC human resources committee will make compensation decisions going forward.

Compensation Committee

Prior to January 1, 2009, the compensation committee consisted of four directors, all of whom were independent as defined by the New York Stock Exchange listing standards and the Independence Standards for Directors that had been adopted by the Company’s board of directors.

The compensation committee’s primary purpose was to discharge the responsibilities of the board of directors as to the compensation of the Company’s executive officers. The compensation committee had also delegated certain compensation decisions to the officer election committee, as discussed in “Role of Executives in Establishing Compensation.” Other duties of the compensation committee prior to the completion of the merger included carrying out the board of directors’ oversight responsibilities by reviewing the Company’s human resources, compensation and benefit practices, and providing the compensation committee report for inclusion in the Company’s proxy statement.

The operation of the compensation committee was outlined in a charter that had been adopted by the former board of directors. At its meeting on February 20, 2009, the board of directors of the Company revoked the charter of the compensation committee as the board no longer maintains a compensation committee. Rather, the board will rely on the NMIC human resources committee for compensation decisions.

The former charter provided that the compensation committee’s duties included, among other things:

•	establishment of an overall compensation philosophy;

•	oversight and review of the Company’s human resources programs for directors, executive officers and employees; and

•

responsibility for approval of salaries, incentive and equity compensation plans and plan awards under incentive and equity compensation plans for certain executive officers, including those named in the “Summary Compensation Table for 2008,” which are referred to as the “named executive officers,” and those who are “officers” within the meaning of Rule 16a-1(f) of the Securities Exchange Act of 1934, which are referred to as “Section 16 officers.”

Prior to May 2008, the members of the compensation committee consisted of Messrs. Brocksmith, McWhorter, Miller and Prothro, and Mr. Miller served as chairman. Upon Mr. McWhorter’s retirement from the board in May 2008, the board elected Ms. Miller de Lombera and Mr. Shumate to the committee. Mr. Miller remained chairman. The compensation committee met seven times during 2008. Upon request of the compensation committee, members of management attended these meetings in order to provide information or expertise. The compensation committee also met three times in executive session, in which attendance was limited to the committee members and certain members of management.

Compensation Consultant

In 2008, the compensation committee had the sole authority to retain and terminate any consultant assisting in the evaluation of compensation and had the power to retain independent counsel, auditors or others to assist in the conduct of any investigation into matters within the compensation committee’s scope of responsibilities. The compensation committee retained Towers Perrin, Inc. to provide compensation consulting expertise and competitive market information, as needed. Towers Perrin consultants attended compensation committee meetings in order to provide information and perspective on competitive compensation practices and to raise issues to be addressed by management and/or the committee. Management, at times, directed Towers Perrin to prepare additional materials in support of committee agendas, which may have included data, analysis and any supporting background material needed for the discussions. Towers Perrin also recommended pay program and compensation changes. The NMIC human resources committee continues to utilize Towers Perrin for these purposes.

In 2008, the compensation committee periodically reviewed an activity report summarizing all work, and associated expenses, that Towers Perrin and its subsidiaries and affiliates performed for Nationwide, including NFS. Additional services provided by other Towers Perrin consultants or affiliated companies included reinsurance brokerage services, actuarial consulting services and other services related to compensation of executive officers of NMIC and NFS. These services were primarily provided to other entities within the organization. The compensation committee determined that the other work that Towers Perrin, or any of its affiliates, performed for Nationwide did not jeopardize the objectivity of Towers Perrin in its role as consultant to the compensation committee. The role of Towers Perrin and its objectivity are also reviewed by the NMIC human resources committee, which also concluded that the other work that Towers Perrin, or any of its affiliates, performs for Nationwide does not jeopardize the objectivity of Towers Perrin in its role as their consultant.

Role of Executives in Establishing Compensation

Management reviews the compensation of all of the Company’s executive officers annually. In addition, during 2008, management submitted the compensation of most executive officers who had a direct reporting relationship to the Chief Executive Officer or to the President and Chief Operating Officer, including all of the named executive officers, and all Section 16 officers, to the compensation committee for review and approval. For 2008, the manager for each of these executive officers reviewed and assessed the overall individual performance and contributions of such executive officer, and these reviews and assessments were considered by the compensation committee. The President and Chief Operating Officer submitted his assessments to the compensation committee for the Chief Financial Officer, the Senior Vice President – NFN Retail Distribution, and the Senior Vice President – Non-Affiliated Sales.

Prior to 2009, the Chief Executive Officer, as the sole member of the officer election committee, approved all other executive officer elections, base salary adjustments and long-term incentive awards and approved, for each business unit, overall incentive pools for those executive officers. The direct reports to the Chief Executive Officer approved individual annual short-term incentive payments for executive officers in their respective business units after the Chief Executive Officer approved the overall business unit incentive pools.

Compensation Objectives and Philosophy

The compensation committee believed the compensation programs for executive officers should support the Company’s business strategies and operate within a competitive framework. In addition, the compensation committee determined compensation based on the Company’s overall financial results, as well as individual and group contributions that help build value for stakeholders. The compensation programs are designed to drive desired behaviors in the Company’s executive officers using a mix of compensation elements to satisfy the personal and financial needs of the Company’s current and future workforce given existing business conditions and cost constraints. The current board of directors is committed to this compensation philosophy. The objectives of the compensation programs continue to be the following:

•	to develop a link between pay and performance;

•	to ensure that a substantial percentage of executive compensation is contingent upon both the Company’s performance and each executive officer’s individual performance;

•	to attract, retain and motivate top-caliber executive officers;

•	to offer compensation that is competitive in level and form; and

•	to motivate executive officers to focus on customer service and value.

The Company believes that its compensation programs are not designed to encourage excessive risk or provide incentive for behaviors that would undermine the Company’s value. Several factors contribute to this assessment:

•	the NMIC human resources committee reviews the quality of the Company’s earnings prior to approving incentive payments;

•

the Company provides a significant percentage of executive target pay opportunity using a mix of short-term incentives, which are based on annual goals, and long-term incentives, which are subject to forfeiture and require sustained value creation over several years in order to earn target incentives;

•

incentive payments to the Chief Executive Officer and Chief Financial Officer are subject to recovery if the Company restates a financial statement due to material noncompliance with any financial reporting requirement under the securities laws, and such noncompliance is a result of misconduct, and;

•

the Chief Executive Officer had the discretion to adjust annual incentive payments based on key performance indicators that have a longer-term financial impact, and an assessment of whether results are consistent with the Company’s values.

The following table illustrates the Company’s primary compensation components and the intended links to its objectives:

Compensation element	Description	Links to objectives
Base Salary	Cash compensation that is a fixed component of total compensation.

•        attract and retain top-caliber executive talent

•        recognize and reward executive officers’ skills, competencies, experience, job responsibilities and individual performance against pre-established objectives

•        provide a competitive level of compensation for the day-to-day performance of ordinary job duties

Annual Incentive	Cash payments awarded after the completion of a one-year performance period.	• reward executives for achieving financial performance goals • recognize performance on individual objectives relative to the performance of other executive officers

Long-Term Incentive	Cash or equity awards based on performance over multiple years and subject to forfeiture.

•        reward executives for sustained long-term performance

•        retain and motivate executives to ensure business stability and success

•        provide compensation that is competitive with that of peer companies

•        recognize the performance goals that drive long-term success and create value in Nationwide

• Nationwide Value Added Awards	Cash awards based on current year economic value.

•        reward executives for financial results that increase economic value

•        create a link between NFS and Nationwide to better facilitate a shared business model

•        maintain a substantial portion of incentives earned in previous years at risk of forfeiture depending on sustained economic value creation

• Stock Options	Equity awards which increase in value over time as the Company’s stock price appreciates.

•        the Company did not grant stock options in 2008 as negotiations for the merger between the Company, NMIC, Nationwide Corporation and NWM Merger Sub, Inc. were ongoing

•        accordingly, building stock ownership is no longer a goal of the compensation programs

Perquisites and Benefits	Includes pension plans, deferred compensation plans and personal perquisites.	• attract and retain top-caliber executive talent • provide income after retirement and enable saving of income for retirement

Benchmarking and Compensation Target-Setting Process

Competitive market data is an important tool used to make decisions on compensation. The Company compares its compensation practices to companies that compete with it for customers, capital and executive officers and are similar to us in size, scope, and/or business focus. The Company’s market data represents more companies than those in the peer group in its performance graph, which is included in this report, in order to provide broad data to management and the compensation committee for comparison purposes. These market data sources include:

•	life and multi-line insurers and banks;

•	a subset of Fortune 500 companies comprised of general industry companies ranked from 64 to 164; and

•	companies that participate in commercially available financial services industry and general industry surveys.

The life and multi-line insurers the Company used are:

• American International Group, Inc.	• Met Life, Inc.	• Prudential Financial, Inc.
• The Hartford Financial Services Group, Inc.	• Allstate Corporation	• Principal Financial
• Lincoln Financial Group	• The Travelers Companies, Inc.	• CNA Financial Corporation
• AFLAC, Inc.	• Unum Group	• The Chubb Corporation
• CIGNA Corporation	• Aetna, Inc.	• UnitedHealth Group, Inc.
• Protective Life Corporation	• Phoenix Companies, Inc.	• Assurant, Inc.
• The Progressive Corporation	• Cincinnati Financial Corporation	• SAFECO Corporation
• Torchmark Corporation	• The Hanover Insurance Group, Inc.

The banks the Company used are:

• Wachovia Corporation	• SunTrust Banks, Inc.	• National City Corporation
• American Express Company	• State Street Corporation	• KeyCorp
• PNC Financial Services Group, Inc.	• Northern Trust Corporation	• Comerica, Inc.

The surveys the Company used with respect to the financial services industry are:

•	Towers Perrin Diversified Insurance Study of Executive Compensation, which is referred to as the “Towers Perrin Diversified Insurance Study”

•	Towers Perrin U.S. Financial Services Industry Executive Compensation Database, which is referred to as the “Towers Perrin Financial Services Database”

The survey the Company used with respect to the general industry is:

•	Towers Perrin U.S. CDB General Industry Executive Database

The Company uses market data specific to its industry, if available, for the named executive officers because the compensation committee believed it was appropriate to compare the Company’s positions to others that require skills, knowledge and experience specific to the financial services industry. The Company used general industry data for positions that require broad skills that are not unique to its industry, such as the Chief Executive Officer. The Company also used general industry data for the Chief Financial Officer because the organizational structure reflected in the financial services industry data did not adequately reflect the scope of the role for this position. Of the sources available to the Company, including proxy statements of other companies and commercially available surveys, the Company uses the sources it believes have the best matches for its positions. The following table lists the survey sources used for the executive officers named in the Summary Compensation Table, who are referred to as the “named executive officers,” and the rationale for using the designated survey sources:

Name	Market data sources	Rationale
W. G. Jurgensen	• Proxy statements of companies numbered 64 to 164 in the Fortune 500 • the insurance companies and banks listed above

The use of market data representing companies broader in business focus but similar in size, in addition to companies similar to NFS in size and business focus, is needed to establish a compensation program that reflects competitive practices for a wider range of companies against which the Company competes for executives with similar duties or skills.

Timothy G. Frommeyer	• Towers Perrin General Industry Survey • Towers Perrin Diversified Insurance Study

The Company prefers to use market data representing companies most like it in size and business focus for this position, but companies participating in the industry survey the Company uses for operational positions have different organizational structures than the Company’s and did not provide a match for the Company’s same level of position. The data was too limited to use for pricing purposes. While the Company referred to it as a reference point, in 2008, it began using a general industry survey instead, which provided a market match that reflected the scope of responsibilities in this role.

Mark R. Thresher	• Towers Perrin Diversified Insurance Study • Towers Perrin Financial Services Database	These are industry-specific surveys representing companies most like NFS in size and business focus and have what the Company believes are acceptable market matches.

Michael A. Hamilton	• Towers Perrin Diversified Insurance Study	This survey was used as a reference point only due to the limited number of companies providing data for the comparable role.

John L. Carter	• Towers Perrin Diversified Insurance Study	This industry-specific survey represents companies most like NFS in size and business focus, and has what the Company believes is an appropriate market match.

The Company generally targets pay at the market median because it believes this is necessary to compete for talent; however, when necessary to attract or retain exceptional talent, the Company may target total compensation or an individual element of compensation above the median. Annually, the Company participates in a talent planning process to:

•	anticipate talent demands and identify implications;

•	identify critical roles;

•	conduct talent assessments; and

•	identify successors for critical roles.

The data gathered during this process helps the Company identify what the Company refers to as “benchmark plus” executives or executive roles for which it will manage total compensation at up to the 75th percentile of the market data through an increase in the short-term and long-term incentive targets. These positions may be those that lead a new business initiative or lead a significant business or enterprise initiative that directly impacts core strategic initiatives that are identified in the overall Nationwide business strategy.

Actual pay will vary based on actual results compared to goals. Executive officers can earn top-quartile pay for results that significantly exceed the business plan and/or expectations with respect to individual objectives, and they can earn bottom-quartile pay for results that fail to meet acceptable performance standards.

The following table identifies the target compensation levels, a comparison of the Company’s target total compensation to the respective target compensation level, and the rationale for providing total compensation at those levels.

Name	Market target total compensation level	Named executive officer target total compensation market percentiles	Rationale
W. G. Jurgensen	Market data median	48th percentile	This is a competitive level of compensation relative to the market data.

Timothy G. Frommeyer	Market data between the median and 75th percentile	66th percentile

A benchmark match in the industry survey the Company used for this position in the past did not exist as Mr. Frommeyer’s duties and responsibilities exceed the scope of the position represented in the market data. Therefore, the Company reviewed this data but based compensation recommendations on a general industry match, which reflected a more appropriate scope of the role, if not companies similar to NFS in business focus. In 2008, the Company began transitioning his compensation targets to be more consistent with this more appropriate market match. Due to the complexity of Mr. Frommeyer’s role as the chief financial officer of a public company business unit, his responsibilities to the board of directors and many internal and external stakeholders, the Company applied benchmark plus principles in determining his compensation at between the median and the 75th percentile of his market data, consistent with the Company’s talent management guidelines.

Mark R. Thresher	Market data median	54th percentile	This is a competitive level of compensation relative to the market data.

Michael Hamilton	Market data between the median and 75th percentile	56th percentile

This role was new to the Company and has been evolving; therefore, a strong benchmark match was not available. In addition to reviewing the market data referenced above, the Company also reviewed internal comparisons for jobs with larger and smaller scopes to arrive at a competitive total compensation target. Due to the significant strategic initiatives Mr. Hamilton was charged with accomplishing in 2008, the Company targeted his compensation at a level that is higher than otherwise comparable positions.

John L. Carter	Market data median	52nd percentile	This is a competitive level of compensation relative to the market data.

Mr. Jurgensen provided services to other Nationwide companies in addition to NFS. For 2008, the recommendation of the NMIC human resources committee for the total compensation paid to Mr. Jurgensen for such services was reviewed and approved by the Company’s compensation committee. The portion of total compensation for Mr. Jurgensen that was paid by NFS pursuant to a cost-sharing agreement among several of the Nationwide companies was determined by the compensation committee. The remainder was allocated to and paid by other Nationwide companies according to the terms of the cost-sharing agreement. Amounts the Company discloses in this report reflect only compensation allocated to and paid by NFS and its subsidiaries. The methodology the Company uses for the allocation of compensation paid to Mr. Jurgensen varies by the type of compensation and is discussed in more detail in “2008 Compensation Programs Design and Implementation.” The Company pays for 100% of the compensation for the other named executive officers as they are solely or primarily dedicated to NFS.

In 2008, the compensation committee determined the allocated target for total compensation for Mr. Jurgensen and the full target for the other named executive officers. The total compensation targets are benchmarked to the competitive external market as well as the individual elements that are distributed among base salary, annual incentive and long-term incentive. The Company adjusts targets for company and individual performance in order to recognize competitive market compensation and performance in determining the final compensation it delivers to executive officers. The compensation committee had different review procedures depending on the level and role of the executive officer. For top-tier executive officers, including Messrs. Jurgensen and Thresher, Towers Perrin prepared a summary of competitive market data that the NMIC human resources committee and the Company’s compensation committee used in making compensation decisions. This provided a more impartial frame of reference for these executive officers. For all other named executive officers, the Company’s internal compensation department summarized the competitive market data and provided the information to senior management, the compensation committee and Towers Perrin, as needed, for review and use in decision making. This process will continue in 2009, with information provided to the NMIC human resources committee instead of the Company’s compensation committee. The following is an overview of these review procedures:

W. G. Jurgensen

For W. G. Jurgensen, the Company’s Chief Executive Officer until February 19, 2009, Towers Perrin’s market data summary, which was prepared for the NMIC human resources committee, included a summary of the 25th, median and 75th percentile market data and covered the following compensation elements: base salary, annual bonus and total annual cash, and long term incentives and total direct compensation. Towers Perrin summarized the median market data for the position and explained any adjustments that may be necessary to maintain median or competitive compensation for all of these elements. To adjust for differences in revenue and assets, Towers Perrin used a regression analysis to arrive at market competitive values. For 2008, the compensation committee’s final decision on pay targets was subject to the board’s assessment of Mr. Jurgensen’s performance. Towers Perrin also provided the summary of market data to the compensation committee, and met with the NMIC human resources committee chairman and the compensation committee chairman to arrive at a consensus as to the elements of Mr. Jurgensen’s pay for 2008. Each committee then met separately with Towers Perrin. The NMIC human resources committee determined Mr. Jurgensen’s final compensation targets. The Company’s compensation committee concurred with this recommendation, reviewed the proposed annual allocation percentages on all of Mr. Jurgensen’s elements and approved the allocated targets for 2008.

Timothy G. Frommeyer

For Timothy G. Frommeyer, the Company’s Chief Financial Officer, the compensation committee reviewed and approved an executive compensation structure that was developed and proposed by the Company’s internal compensation department and reviewed by Towers Perrin. This structure is based on aggregate market data for all executive positions in Nationwide that have salary survey matches represented in the array of surveys used for compensation management. The executive compensation structure consists of salary bands with corresponding base salary ranges, annual incentive percentage ranges, and long term incentive ranges for jobs at similar levels. For 2008 base salary and incentive targets, the compensation committee reviewed Mr. Frommeyer’s placement within these ranges, the relationship between his current compensation levels and the market data, his identification through the talent planning process as a benchmark plus role and a summary of his accomplishments in 2007. The compensation committee also considered recommendations from the President and Chief Operating Officer in considering Mr. Frommeyer’s 2008 base salary adjustment and incentive target levels.

Mark R. Thresher

For Mark R. Thresher, the Company’s President and Chief Operating Officer, an executive officer who is primarily dedicated to NFS, but who, as a direct report of the Chief Executive Officer, also influences Nationwide, Towers Perrin prepared a market analysis of Mr. Thresher’s compensation similar to the analysis they prepared for the Chief Executive Officer. The compensation committee reviewed this analysis, along with the Chief Executive Officer’s recommendation, in arriving at a decision on Mr. Thresher’s base salary and incentive target levels for 2008.

Michael A. Hamilton

For Michael A. Hamilton, the Company’s Senior Vice President – NFN Retail Distribution, a single appropriate market match was not available due to the evolving nature of his role, but market data for similar positions were used as a point of reference. The President and Chief Operating Officer recommended that Mr. Hamilton’s target compensation levels should also be determined in relation to other senior executive positions within the organization given the lack of market data for this role. In arriving at a recommendation for 2008 compensation, the President and Chief Operating Officer also prepared Mr. Hamilton’s 2007 performance appraisal and submitted his recommendation to the compensation committee that his targets be determined in accordance with benchmark plus principles. The President and Chief Operating Officer’s recommendation was based on the executive compensation structure described above in the discussion regarding Mr. Frommeyer, and was presented to the compensation committee. The compensation committee approved base salary and incentive target levels for 2008 based on the President and Chief Operating Officer’s appraisal and recommendation.

John L. Carter

For John L. Carter, the Company’s Senior Vice President – Non-Affiliated Sales, the compensation committee reviewed market data for Mr. Carter’s position, his 2007 annual performance evaluation, a summary of his accomplishments for 2007 and the recommendation of the President and Chief Operating Officer. Based on this information, the compensation committee approved his base salary adjustment and his sales incentive plan and incentive target levels for 2008.

Distribution of Pay Elements Among Base Salary, Annual Incentives and Long-Term Incentives

The Company delivers compensation to its executive officers through a mix of base salary, annual incentive, long term incentive, benefit plans, perquisites and deferred compensation plans. Prior to January 1, 2009, the plans and the target opportunities for base salary, annual incentive and long-term incentives were reviewed annually by the compensation committee to ensure that both total compensation and the mix of pay elements are competitive. The compensation committee also reviewed whether the goals reflected an adequate level of company performance. The NMIC human resources committee will conduct this review going forward, which will help to ensure that the Company continues to retain talent in key areas and provide a framework for recruiting new talent.

In 2008, management submitted proposed total direct compensation based on its review of market competitive trends, individual performance and internal comparisons for the compensation committee’s review and approval. For 2009 and going forward, the NMIC human resources committee will conduct this review and approval. The Company determines an appropriate mix of pay elements by using the market data trends as a guideline; however, in practice, it may adjust individual components above or below the mix represented in the market data while maintaining the recommended target total compensation range. Some of the reasons the Company may deviate from the mix of elements represented in market data include:

•	recruiting needs based on compensation received in previous positions;

•	variation in the market data that indicates that the market data may be volatile;

•	differences between the Company’s position and the positions represented in the market data; and

•	a desire to change the alignment of the Company’s incentives between short-term and long-term goals.

For 2008, the above analysis resulted in the following target compensation levels for the named executive officers:

Name	Base salary (percentage of target total compensation)	Target annual incentive percentage (percentage of target total compensation)	Target long-term incentive (percentage of target total compensation)	Total compensation target	Percentage of total target attributed to target incentives
W. G.	$215,775	150.0%	$1,212,450	$1,751,888	87.7%
Jurgensen[1]	(12.3%)	(18.5%)	(69.2%)

Timothy G.	$315,000	65.0%	$391,000	910,750	65.4%
Frommeyer	(34.6%)	(22.5%)	(42.9%)

Mark R.	$650,000	105.0%	$1,253,300	2,565,300	74.9%
Thresher	(25.1%)	(26.4%)	(42.9%)

Michael A.	$285,000	65.0%	$225,000	695,250	59.0%
Hamilton	(41.0%)	(26.6%)	(32.4%)

John L.	$330,000	100.0%	$326,000	986,000	66.5%
Carter	(33.5%)	(33.5%)	(32.3%)

[1]

Figures shown for Mr. Jurgensen represent the amounts allocated to NFS under the cost sharing agreement. Percentages are calculated based on the total compensation elements, including unallocated amounts that are not shown in the table.

The elements summarized in the table above illustrate the following points relative to the Company’s philosophy that there should be a link between pay and performance, and that a substantial percentage of executive compensation should be conditional or contingent upon both the Company’s performance and each executive officer’s individual performance:

•

Consistent with market practices, a relatively small percentage of the total compensation should be distributed as base salary, because compensation should primarily be delivered consistent with performance for the Company’s most senior executives.

•	A substantial percentage of the total should be distributed as incentives through a mixture of annual and long-term incentive programs.

•

Consistent with market trends, the Company’s most senior executives should have a significant portion of total compensation weighted toward long-term incentives, and executives lower in the organization should have a lesser portion of total compensation weighted towards long-term incentives.

•

For all of the Company’s named executive officers, with the exception of Messrs. Hamilton and Carter, the largest percentage of the total should be attributed to long-term incentives. Long-term incentives are focused on achievements over multiple years and most closely align with building sustained value.

•

Mr. Hamilton’s position has evolved over time and the duties have changed significantly since he assumed his current role. His high level of performance contributed to the significant weight on his base salary for 2008, although the mix of elements was within the range represented in the market data.

•

Mr. Carter’s annual and long-term incentives should be relatively equally distributed, as his role is more heavily focused on current year achievements, goals and objectives than other members of the President and Chief Operating Officer’s management team, whose incentives are more focused on the Company’s broader financial measures.

2008 Compensation Programs Design and Implementation

In this section the following items are discussed:

•	what the Company intends to accomplish with its compensation programs;

•	why the Company provides each element of compensation;

•	how the Company determines the amount for each element of compensation; and

•	the impact of performance on compensation.

The principal components of 2008 compensation for the named executive officers are salary, annual incentive and long-term incentive. Each component of compensation serves a different purpose, as discussed in “Compensation Objectives and Philosophy.”

Base Salary

In determining adjustments to the named executive officers’ salaries for 2008, the compensation committee evaluated the following:

•	salaries for comparable positions in the marketplace, taking scope of responsibility into account;

•	the Company’s recent financial performance, both overall and based on key financial indicators;

•	the annual performance evaluation of each executive officer compared to previously established objectives; and

•	recommendations from management.

The Company allocated base salary for Mr. Jurgensen using a capital-based driver that reflects a combination of relative size, risk, profitability and amount of time spent on NFS proportionate to other companies within Nationwide. To approve adjustments in Mr. Jurgensen’s base salary allocation, the compensation committee reviewed the recommendation from management to apply the formula for the capital-based driver and concluded that the resulting salary allocation reflected a reasonable amount based on the services he provided to NFS.

Aggregate base salary rates for the named executive officers dedicated solely or primarily to the Company, and allocated base salary rates for Mr. Jurgensen increased by a weighted average of 4.5% in 2008. The compensation committee established these base salary rates for the non-shared named executive officers at levels consistent with the philosophy, objectives and factors described above. The overall salary increase percentage reflects the impact of competitive market data and individual and company performance, and enables the Company to maintain competitive salaries.

The table below identifies the percentage increase or decrease in base salary or allocated base salary, as applicable, for the named executive officers in 2008 as compared to 2007. The table also sets forth the reasons for the change.

Name	% Change	Rationale
W.G. Jurgensen	13.6%

There was no change in Mr. Jurgensen’s base salary rate as his salary was at a competitive level compared to the median market data; however, there was an increase in the percentage of his base salary allocated to NFS.

Timothy G. Frommeyer	3.3%

Mr. Frommeyer achieved his performance expectations compared to pre-established objectives with respect to improving key processes on strategic planning, operational planning, forecasting, expense management, risk management and capital management.

Mark R. Thresher	1.6%	Mr. Thresher’s base salary was slightly below the median of the market data based on Towers Perrin’s analysis. He achieved his 2007 performance expectations compared to pre-established objectives.

Michael A. Hamilton	6.3%	Mr. Hamilton exceeded his 2007 performance objectives with respect to the evaluation and restructuring of his distribution channels, including a significant savings to the NFN business unit.

John L. Carter	4.8%

Mr. Carter exceeded his 2007 performance expectations compared to pre-established objectives with respect to sales of variable annuities, establishing relationship management as a core capability, and installing a consistent, disciplined sales process for the Company’s wholesalers to follow.

The table below identifies, for the named executive officers dedicated solely or primarily to NFS, a comparison of base salary as a percentage of comparable market data reviewed for similar positions. The Company is unable to compare allocated salaries for the Chief Executive Officer to benchmark data as competitive market data does not recognize an allocated structure.

Name	Base salary compared to median market data
Timothy G. Frommeyer	111.4% of the median market data

Mark R. Thresher	98.5% of the median market data

Michael A. Hamilton	110.0% of the median market data

John L. Carter	100.0% of the median market data

The Company’s overall pay philosophy is to establish base salaries that are generally at the median of the companies represented in its market data. A departure from the median is typically based on factors such as incumbent experience and industry or functional expertise, scope of job responsibilities as compared to similar positions in the market, special retention needs and executive performance. Towers Perrin considers pay within plus or minus 10% of the median to be competitive, because as market data varies from year to year, market adjustments are not considered to be appropriate for data changes within this range.

Annual Incentive: Performance Incentive Plan and Sales Incentive Plan

In 2008, the Company used annual incentive plans to provide a substantial portion of its executive officers’ total compensation in the form of at-risk pay, which promoted the Company’s pay-for-performance philosophy for the named executive officers. These plans provide participants with direct financial rewards in the form of annual incentives the participants earn subject to the achievement of key financial and strategic objectives. Plan metrics vary based on each executive officer’s role and will be discussed in more detail below.

In each year prior to 2009, the compensation committee set specific company performance measures, goals for threshold, plan and outstanding results, and weightings for each measurement area under each broad-based plan in which the named executive officers participate. The compensation committee approved a target incentive award opportunity as a percentage of base salary for each participant. For 2009, the NMIC human resources committee approved all payments made under these plans and any other plans used to compensate the named executive officers. The Company bases award opportunities on the executive officers’ responsibilities, their value to the Company and the target incentive opportunities for executive officers in similar positions at companies reported in the competitive market data. The use of this market data is discussed for each named executive officer in “Compensation Objectives and Philosophy.”

The Company allocated annual incentives for Mr. Jurgensen using a contribution methodology that reflected the Company’s relative contribution to the overall score resulting from the weighted performance metrics. The allocation methodology was as follows:

•	the Company did not allocate incentives resulting from metrics based on business unit performance other than NFS business units;

•	the Company allocated 100% of the incentives resulting from metrics specific to NFS;

•

the Company allocated incentives resulting from Nationwide metrics, of which the Company’s performance is a component, at the rate the Company contributed to the overall performance of those metrics; and

•	the Company allocated incentives resulting from non-financial or strategic objectives for the Chief Executive Officer using the capital-based driver described in “Base Salary.”

Performance Incentive Plan

Under the Performance Incentive Plan (PIP), the Company makes annual payments to certain executive officers. In 2008, all of the named executive officers participated in the PIP, with the exception of Mr. Carter, who participated in the Sales Incentive Plan for reasons discussed below. Under the PIP, the participant is assigned a target incentive amount representing a percentage of the participant’s year-end base salary, which is up to 150% depending on the individual’s position, as discussed in “Benchmarking and Compensation Target-Setting Process.” The actual amount participants receive under the PIP will be a percentage of the target incentive depending on the achievement of the business and individual performance measures.

The Company’s performance measures under the PIP are based on a broad series of key financial, business and strategic results, as well as individual performance measures. The specific measures vary by executive officer depending on individual positions and roles.

For 2008, the compensation committee authorized the use of discretion by the Chief Executive Officer to adjust incentive payments after the above adjustments are applied by up to plus or minus 25%. Proposed adjustments greater than plus or minus 25% require the NMIC board of directors’ approval, as does a final score greater than 250% of the target amount. The Chief Executive Officer may use discretion to determine if the accomplishments are not adequately reflected in the calculated performance score, and may include, but are not limited to:

•	changes in industry and competitive conditions that occur after target setting;

•	execution and achievement of key performance indicators that have a longer-term financial impact;

•	performance on key performance indicators, such as customer experience, associate engagement and agency ratings, that may not be reflected in the financial results; and

•	achievement of financial results consistent with Nationwide’s values.

The Chief Executive Officer did not exercise this discretion for 2008 incentive payments.

The Company determines the annual incentive performance metrics and weights after an analysis of its financial and strategic goals and those of Nationwide, such as revenue growth, profitability and capital efficiency, and strategic objectives. With the exception of the strategic objectives, these are standard financial metrics the Company uses to measure its performance. External analysts also use them to measure the Company’s performance against that of its peers. Prior to 2009, when determining performance levels for the PIP payout scale, the compensation committee considered the probability of attaining performance levels, historical performance and payouts, industry and competitor outlook, run rate trend and plan, and business mix and performance volatility. The 2008 relationship between business plan performance and incentive payments under the PIP for metrics that are specific to the Company was as follows:

•	attainment of 85% of the business plan would have generated an incentive payment of 50% of the target amount;

•	attainment of 100% of the business plan would have generated an incentive payment of 100% of the target amount; and

•	attainment of 115% of the business plan would have generated an incentive payment of 200% of the target amount.

The financial goals used in the tables below are defined as follows:

•	The Company calculates “net operating (loss) earnings” by adjusting net (loss) income to exclude the following, all net of taxes:

•	non-operating net realized investment gains and losses;

•	discontinued operations; and

•	the cumulative effect of adoption of accounting principles.

•

The Company calculates “NFS net operating return on average equity excluding accumulated other comprehensive income (AOCI)” by dividing net operating earnings by average shareholders’ equity excluding accumulated other comprehensive income.

•

The Company calculates “NFS operating revenues” by adjusting total revenues to include only net realized investments gains and losses that are related to operating items, such as periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, net realized gains and losses related to hedges on GMDB contracts and securitizations.

•

“Sales” refers to a production volume metric that the Company regularly monitors and reports. Sales or similar measures are commonly used in the insurance industry as a measure of the volume of new and renewal business generated in a period. Sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP, including sales as it relates to non-insurance companies. Additionally, the Company’s definition of sales may differ from that used by other companies. As used in the insurance industry, sales, or similarly titled measures, generate customer funds managed and administered, which ultimately drive revenues. As calculated and analyzed by management, statutory premiums and deposits on individual and group annuities and life insurance products calculated in accordance with accounting practices prescribed or permitted by regulatory authorities and deposits on administration-only group retirement plans and the Company’s advisory services program are adjusted as described below to arrive at sales. Life insurance premiums determined on a GAAP basis are significantly different than statutory premiums and deposits. Life insurance premiums determined on a GAAP basis are recognized as revenue when due, as calculated on an accrual basis in proportion to the service provided and performance rendered under the contract. In addition, many life insurance and annuity products involve an initial deposit or a series of deposits from customers. These deposits are accounted for as such on a GAAP basis and, therefore, are not reflected in the GAAP income statement. On a statutory basis, life insurance premiums collected on a cash basis, and deposits received on a cash basis, are aggregated and reported as statutory premiums and annuity consideration revenues. Sales, as reported by the Company, are stated net of internal replacements, which the Company believes provides a more meaningful disclosure of production in a given period. In addition, the Company’s definition of sales excludes funding issued under its MTN program; asset transfers associated with large case BOLI and large case retirement plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, their production flows potentially can mask trends in the underlying business and thus do not provide meaningful comparisons and analyses. The Company believes that the presentation of sales as measured for management purposes enhances the understanding of its business and helps depict longer-term trends that may not be apparent in the results of operations due to differences between the timing of sales and revenue recognition.

For 2008, the compensation committee approved the following objectives under the PIP, which included a method to measure the Company’s financial performance relative to the peer companies included in the performance graph. The target amounts for the PIP vary by executive officer based on the analysis discussed in “Benchmarking and Compensation Target-Setting Process.” Following are the annual incentive performance metrics and weights for Messrs. Jurgensen, Frommeyer, Thresher and Hamilton:

2008 PIP Metrics and Performance for W. G. Jurgensen, Timothy G. Frommeyer,

Mark R. Thresher and Michael A. Hamilton

	Weights (%)				2008 established business goals		2008 incentive performance results		Allocation methodology
Metric	W. G. Jurgensen	Timothy G. Frommeyer	Mark R. Thresher	Michael A. Hamilton
Enterprise consolidated net operating income[1]	30	10	30	10	$681,500,000	[4]	$85,600,000	[4]	NFS’s contribution to consolidated net operating income for Mr. Jurgensen, otherwise allocated 100% to NFS

NFS net operating earnings per diluted share[2]	20	36	28	36	$4.90		$0.62		Allocated 100% to NFS

NFS operating revenue growth		36	28	36	5.73%		(8.72)%		Allocated 100% to NFS

NFS net operating return on average equity, excluding AOCI		18	14	18	12.00%		1.70%		Allocated 100% to NFS

Strategic non-financial objectives	30				Discussed below		92% of plan		Capital-based driver

Other business unit metrics[3]	20				Not applicable		Not applicable		No allocation to NFS

[1]	Consists of net operating income for Nationwide, including the portion attributed to NFS that is listed in the table.

[2]

For Messrs. Frommeyer, Thresher and Hamilton, performance at the threshold level must be achieved in order for payment to be earned from NFS operating revenue growth or NFS net operating return on average equity, excluding AOCI.

[3]	These objectives do not relate to NFS, and the Company does not pay for incentives based upon them.

[4]	Represents NFS net operating income only. This amount is unaudited.

Sales Incentive Plan

John L. Carter participated in the Sales Incentive Plan (SIP) in 2008. The primary focus of this plan was on non-affiliated sales channel results and the Company’s overall business segment sales results. These metrics represent 85% of his total target incentive. As Mr. Carter is the leader of the sales organization, the SIP was designed with a primary emphasis on results that his management directly influences. These metrics are consistent with prevalent practices for similar roles in the industry. In addition, 15% of his 2008 scorecard had the same metrics under which the Company measures other members of the President and Chief Operating Officer’s management team, thus maintaining alignment with the Company’s overall financial goals. For 2008, the maximum award opportunity for the plan was 150% of his base salary. The Chief Executive Officer had the discretion to adjust this award to up to 250% of base salary, subject to approval by the NMIC human resources committee of the final payment under the SIP. The Chief Executive Officer did not exercise this discretion in 2008.

When determining the performance levels for the payout under the SIP, the compensation committee considered the current plan year to new plan year rates of sales growth. The Company used a different incentive scale for each of its various business segments and distribution channels to reflect key differences among the business segments and distribution channels, such as:

•	the competitive environment in which each business segment and distribution channel operates;

•	the outlook for sales growth of the industry and competitors;

•	the level of maturity of each business segment and distribution channel, and historical rates of sales growth the Company has achieved; and

•	the Company’s expectation as to the difficulty of achieving the planned rates of sales growth in each business segment and distribution channel.

Attaining 100% of the planned sales level for 2008 would have generated an incentive payment ranging from as low as 100% of the target level in some business segments and distribution channels to as high as 130% of the target level in others.

Following are the annual incentive performance metrics and weights for the SIP:

2008 SIP Metrics and Performance for John L. Carter

Performance criteria[1]	Weight	2008 established goals		2008 incentive performance results[1]
Non-affiliated channel sales goals (weighted 57%):
Independent broker/dealers	22.78%	$6,860,200,000		$5,313,900,000
Wirehouse and regional firms	17.09%	3,265,800,000		2,399,400,000
Financial institutions	17.09%	2,874,400,000		2,381,400,000

Business segment goals (weighted 28%):
Individual Investments	11.22%	$7,231,800,000		$5,012,300,000
Retirement Plans Group (Private Sector)	7.01%	7,065,400,000		5,861,400,000
Retirement Plans Group (Public Sector)	1.40%	4,475,200,000		4,478,500,000
Individual Protection (total 1st year)	5.61%	320,200,000		273,700,000
Individual Protection (total renewal)	1.75%	932,700,000		887,900,000
Individual Protection (corporate)	1.05%	503,300,000		545,100,000

NFS metrics (weighted 15%):
Enterprise consolidated net operating income[2]	2.00%	$681,500,000	[3]	$85,600,000
NFS net operating earnings per diluted share[4]	5.00%	$4.90		$0.62
NFS operating revenue growth	5.00%	5.73%		(8.72)%
NFS net operating return on average equity, excluding AOCI	3.00%	12.00%		1.70%

[1]	These amounts are unaudited.

[2]	Consists of net operating income for Nationwide, including the portion attributed to NFS that is listed in the table.

[3]	Represents the Company’s net operating income only.

[4]	Performance at the threshold level must be achieved in order for payment to be earned from NFS operating revenue growth or NFS net operating return on average equity, excluding AOCI.

Determination of the Final Payments

To determine the 2008 annual incentive compensation payments for the named executive officers, the NMIC board of directors assessed each executive officer’s performance under the PIP or SIP, as applicable, considering the measures in the tables above, as well as the executive officer’s overall performance, the Company’s overall financial performance and individual objectives. In assessing final performance for the PIP, the NMIC human resources committee reviewed actual performance relative to established goals and considered the following items: earnings quality, industry results, achievement of strategic performance metrics and capital stewardship. The NMIC human resources committee did not adjust the financial results following this review.

For Mr. Jurgensen, the NMIC board of directors also considered non-financial objectives that were proposed by management, including Mr. Jurgensen, reviewed and discussed by the compensation committee and the NMIC human resources committee, and approved by the full board. These non-financial objectives focused on the following five categories:

•	Nationwide’s associates:

•	creating an engaging work experience for associates;

•	continuing a cultural transformation based on Nationwide’s core and performance values and its beliefs about diversity and inclusion;

•	ensuring a diverse talent pipeline for senior leadership positions;

•	creating and emphasizing a culture of innovation with respect to the products, services and processes of the companies; and

•	implementing a learning and development strategy across Nationwide.

•	Nationwide’s customers:

•	creating a customer experience that differentiates Nationwide from its competitors; and

•	growing Nationwide’s base of customers.

•	Nationwide’s relative performance:

•	identifying relevant strategic and peer group performance measures; and

•	improving the performance of Nationwide relative to its “best in class” competitors and the industry as a whole.

•	Nationwide’s strategic planning and execution:

•	strengthening the annual strategy process;

•	improving the clarity of presentations to the board and obtaining input from the board as part of the continuous planning process;

•	focusing Nationwide’s planning on market opportunities and growth strategies;

•	identifying key risks and mitigation strategies; and

•	determining and communicating the impact of the proposed strategies on the projected results of the companies.

•	Mr. Jurgensen’s effectiveness in building relationships and communicating effectively with key stakeholders.

Each director on the NMIC board of directors and five members of the Company’s former board of directors gave Mr. Jurgensen a rating on a three-point scale for each objective and an overall rating on the same scale. Towers Perrin summarized the results and met with the chairman of the NMIC board to review them. Towers Perrin then met with the NMIC human resources committee to discuss the ratings and arrive at an overall score that was approved by the NMIC board of directors.

The resulting cash payouts, which are shown in column (g) of the “Summary Compensation Table for 2008,” are as follows:

Name	Comparison of annual incentive payment to target	Summary of rationale
W. G. Jurgensen	0% of target

Performance on the financially-based PIP objectives did not meet the threshold level required for payment. Performance on the strategic non-financial objectives would have produced a payment of 28% of the target amount. However, the NMIC human resources committee and the Chief Executive Officer decided that a payment based solely on these objectives was not appropriate in consideration of the financial performance of Nationwide, the lack of incentive payments to other participants in the PIP and the current economic environment. Therefore, the NMIC human resources committee used its discretion to eliminate any payment under the PIP.

Timothy G. Frommeyer	0% of target	Performance on the PIP objectives did not meet the threshold level required for payment.

Mark R. Thresher	0% of target	Performance on the PIP objectives did not meet the threshold level required for payment.

Michael Hamilton	0% of target	Performance on the PIP objectives did not meet the threshold level required for payment.

John L. Carter	8% of target	Performance compared to the SIP objectives.

Neither the NMIC human resources committee nor the Chief Executive Officer exercised discretion to adjust payments under the PIP or the SIP.

Changes in Metrics for 2009

In 2008, the NMIC human resources committee considered incentive plan alternatives for 2009 intended to drive objectives that changed due to the Company’s change in operating structure, as well as an increased emphasis on the Nationwide customer experience. Annual incentive design was intended to fulfill the following objectives:

•	emphasize a one-company culture while recognizing the need to maintain some business unit focus;

•	focus on the Nationwide customer experience;

•	consolidate and streamline incentive plans and metrics where possible; and

•	align plans between associates and management.

This analysis resulted in assessment of the following metrics for 2009:

•	consolidated net operating income, which includes net operating income attributed to NFS;

•	a customer enthusiasm metric, which is intended to align NFS with Nationwide’s goal of an integrated customer experience; and

•	net flows, which is a business unit metric intended to maintain the Company’s alignment with its profit objectives.

These metrics will replace NFS net operating earnings per diluted share, NFS operating revenue growth and NFS net operating return on average equity excluding AOCI in 2009 for Messrs. Frommeyer and Thresher. Mr. Carter will continue to be measured based upon non-affiliated sales results, weighted 85%, and these new metrics, weighted 15%.

Mr. Hamilton will be measured on a sales incentive plan for 2009, which will consist of NFN affiliated sales goals, weighted 76.5%, business segment goals, weighted 8.5%, and the above new metrics, weighted 15%.

Long-Term Incentive

In 2008, the compensation committee administered the Fourth Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) to award long-term incentives to the named executive officers. Long-term incentive compensation constitutes a significant portion of an executive officer’s total compensation package, consistent with the Company’s philosophy of emphasizing pay that is conditional or contingent on the Company’s performance. In the past, the Company accomplished its objectives by using a mix of nonqualified stock options and Nationwide Value Added (NVA) awards. However, in 2008 the methodology for linking the Company’s long-term awards to its compensation objectives changed as a result of the merger with NMIC, Nationwide Corporation and NWM Merger Sub, Inc., whereby NFS became a wholly owned subsidiary of Nationwide Corporation. The merger is explained above in “Change in Operating Structure in 2009.” In previous years, the Company’s executive officers received up to 50% of their long-term awards in stock options. In anticipation of the proposed merger, the Company replaced the long-term incentive awards it previously delivered in stock options for most participants, including Mr. Hamilton, with NVA awards, which create a link between executive officers and Nationwide. In order to avoid any potential conflict of interest in connection with the proposed merger, the Company did not replace the stock option awards of Messrs. Jurgensen, Thresher, Frommeyer and Carter with NVA awards. As a result, their long-term incentive awards for 2008 were lower by 25% for Mr. Jurgensen and 50% for Messrs. Thresher, Frommeyer and Carter. At their February 18, 2009 meeting, however, the NMIC human resources committee approved NVA awards retroactive to January 1, 2008, in the amounts that would have been otherwise granted in 2008, for each of those executive officers.

The NVA metric rewards long-term performance based on the creation of economic value. The NVA performance score consists of net income after capital charge (NIACC). In 2008, the Company eliminated an additional metric, which measured the year-over-year change in NIACC, because a continuous growth metric became unsustainable due to the ongoing growth of the Company’s capital base. The Company creates economic value and awards target incentive amounts when NIACC equals the cost of capital plus 0.5%. The incentive award will be lesser or greater to the extent actual performance is above or below this amount. The Company calculates the metric by dividing net income, adjusted from actual results for certain accounting and one-time financial transactions, by the average capital of Nationwide. The Company compares the result of this calculation to its cost of capital plus 0.5%, which was 8.5% for 2008.

If the final performance score for the year is equal to one, the Company will award the target incentive amount. If the performance score is less than one, then the incentive award will be less than target, and may be negative. If the performance score is greater than one, the incentive award will be greater than target.

At their February 19, 2008, meeting, the compensation committee also approved a new factor for the time value of money, which the Company determined using market data provided by Towers Perrin. Because of the long-term nature of the payment method the Company uses, in which it pays one-third of the bank balance each year, a factor for the time value of money allows participants to have the opportunity to receive target incentive for year-over-year target performance. For 2008, the time value of money was recommended by Towers Perrin to be 28%, which was added to the target award.

Each executive officer’s long term incentive target is multiplied by the time value of money factor and by the final performance score to determine the current year award. The award is added to or subtracted from the opening balance of a bookkeeping account for the executive officer, which is referred to as a “bank.” The executive officer receives one-third of the positive bank balance, if any, as the long term incentive payment. The remaining two-thirds of the bank may be carried over to the bank of any NVA award that may be granted the following year.

As discussed in “Benchmarking and Compensation Target-Setting Process,” the Company established long-term incentive targets based on a review of relevant market data and/or comparisons to other business segment heads. The NVA award payment is based on NVA performance, and all participants are subject to the same calculation. At their meeting on February 18, 2009, the NMIC human resources committee did not approve a final performance score for 2008. As a result, any decisions regarding payments to the Company’s named executive officers for 2008 will be made at a future date. As no cash payments resulting from the 2008 target amount were made as of this filing, there are no award amounts reported for the 2008 performance period reported in column (g) of the “Summary Compensation Table for 2008.”

Personal Benefits and Perquisites

The Company provides to executive officers certain perquisites and other personal benefits, including pension and savings plans, deferred compensation plan, and personal perquisites it believes are consistent with market competitive practices. Incremental costs, as applicable, are included in columns (h) and (i) of the “Summary Compensation Table for 2008.”

Termination Benefits and Payments

It is Nationwide’s practice to provide severance agreements to the Chief Executive Officer and a limited number of senior executive officers, including most of the Chief Executive Officer’s direct reports. Of the named executive officers, the Company has entered into a severance agreement with Mr. Thresher and NMIC has entered into a severance agreement with Mr. Jurgensen. The Company believes these agreements are a standard industry practice for these positions and are necessary to attract and retain executive officers at this level. The agreements provide certain protections to the executive officer with regard to compensation and benefits. In exchange for those protections, the executive officer agrees to keep Company information confidential, agrees not to solicit the Company’s employees or customers and agrees not to compete with Nationwide. The Company provides additional information with respect to post-termination benefits provided under these severance agreements in “Potential Payments Upon Termination or Change of Control.”

Certain termination-of-employment events may trigger post-termination payments and benefits in the event that a severance agreement does not apply to the payments and benefits. Those events include retirement, severance, termination for cause, death, disability and voluntary termination. The details of the benefits and payments made upon termination are described in “Potential Payments Upon Termination or Change of Control.”

Stock Ownership Guidelines

The compensation committee and board of directors adopted stock ownership guidelines in 2002, which were subsequently revised in 2006, to encourage executive officers to build and maintain ownership of NFS Class A common stock. In August, 2008, the compensation committee reviewed ownership level achievement for all executive officers subject to the ownership guidelines. All of the named executive officers had either achieved their ownership requirement or were within the five-year period specified by the guidelines to achieve the requirement.

The ownership guidelines became inapplicable as of January 1, 2009, the effective date of the merger between the Company, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., and the date on which NFS Class A common stock ceased trading on the New York Stock Exchange.

Policy on Disgorgement of Compensation

If the Company restates a financial statement due to material noncompliance with any financial reporting requirement under the securities laws, and such noncompliance is a result of misconduct, the Chief Executive Officer and the Chief Financial Officer are required to reimburse the Company for any bonuses and other incentive-based or equity-based compensation they received, and any profits they may have realized from the sale of NFS securities, when such securities were available, within the twelve-month period beginning on the date on which the Company first publicly issued the financial statements that were later restated or filed the financial statements with the Securities and Exchange Commission, whichever occurs first.

Impact of Regulatory Requirements on Compensation: Policy on Deductibility of Compensation

Section 162(m) of the Internal Revenue Code provides that executive compensation in excess of $1,000,000 paid to certain executive officers of publicly held corporations in any calendar year is not deductible for purposes of corporate income taxes unless it is performance-based compensation and is paid pursuant to a plan meeting certain requirements of the Internal Revenue Code.

In 2008 and previous years, the compensation committee relied on performance-based compensation programs that are intended to meet these requirements. Programs have been designed to meet, in the best possible manner, corporate business objectives. Awards under the LTEP are intended to qualify as “performance-based compensation” for the purposes of Section 162(m) of the Internal Revenue Code. As of the date of this report, all compensation the Company paid to its named executive officers in 2008 is deductible compensation under Section 162(m) of the Internal Revenue Code. However, since the NMIC human resources committee did not approve payments under the LTEP, there may be non-deductible compensation awarded at a future date.

As of January 1, 2009, NFS is no longer a publicly held corporation as defined in Section 162(m) of the Internal Revenue Code and it will not be subject to the limitation on deductibility of non-performance-based compensation.

Conclusion

As discussed in “Compensation Objectives and Philosophy,” the Company designs its compensation programs to be competitive, to attract and retain top talent and to drive the Company’s performance, with the ultimate goal of increasing stakeholder and customer value. To attain these objectives, the Company compares itself to other companies that are similar in setting pay levels, financial objectives and individual objectives. In 2008, the financial objectives for incentive purposes were established to reward value-creating performance and the Company awarded a substantial percentage of total compensation opportunity to its named executive officers in the form of pay at risk. The Company’s annual financial results did not meet the minimum threshold for payment for most of its named executive officers, and therefore total compensation for each of the named executive officers declined significantly from 2007 to 2008, commensurate with the Company’s pay for performance philosophy.

Compensation Committee Report

The board of directors of the Company has reviewed and discussed the compensation discussion and analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the board of directors included the compensation discussion and analysis in this report.

Nationwide Financial Services, Inc. Board of Directors

Timothy G. Frommeyer

Lawrence A. Hilsheimer

Mark R. Thresher

Certain of the Company’s executive officers, including Mr. Jurgensen, provide services to other Nationwide companies in addition to NFS. The human resources committee of NMIC, the Company’s ultimate parent company, determines the compensation paid to these executive officers for service to other Nationwide companies. For 2008, the compensation committee determined the portion of total compensation for these executive officers that is allocated to the Company. The Company then paid that allocated portion in accordance with the terms of the cost-sharing agreement among NMIC and certain of its subsidiaries, including NFS. Other Nationwide entities paid the remaining portion of the compensation for the shared executives, including Mr. Jurgensen, according to this cost sharing agreement. Amounts reported reflect only the portion of compensation that NFS and its subsidiaries paid, unless otherwise noted. See “Certain Relationships and Related Transactions” for a description of the cost-sharing agreement.

Compensation Committee Interlocks and Insider Participation

Following the closing of the merger between NFS, NMIC, Nationwide Corporation and NWM Merger Sub, Inc. on January 1, 2009, the Company’s board of directors ceased to have a compensation committee. Prior to May 2008, the compensation committee consisted of Messrs. Brocksmith, Miller, Prothro and Shumate and Ms. Miller de Lombera. Following Mr. McWhorter’s retirement from the board in May 2008, Ms. Miller de Lombera and Mr. Shumate were elected to the compensation committee. No member of the compensation committee was an executive officer or employee of NFS or a former executive officer or former employee of NFS. No members of the Company’s former compensation committee had any relationship with NFS requiring disclosure pursuant to Item 404 of Regulation S-K of the Securities Exchange Act of 1934 during fiscal year 2008.

Summary Compensation Table for 2008

Name and principal position	Year	Salary	Bonus		Stock awards[2]	Option awards[3]	Non-equity incentive plan compensation		Change in pension value and non qualified deferred compensation earnings[7]	All other compensation		Total
(a)	(b)	(c)	(d)		(e)	(f)	(g)		(h)	(i)		(j)
W.G. Jurgensen, Chief Executive Officer	2008	$215,775	$—		$—	$1,015,467	—		$284,766	$56,232	[8]	$1,572,240
	2007	189,945	—		—	1,093,768	662,820	[4]	316,397	50,625		2,313,555
	2006	244,105	—		—	913,664	2,397,018	[5]	193,753	64,290		3,812,830

Timothy G. Frommeyer, Senior Vice President - Chief Financial Officer	2008	312,308			—	131,481	—		(32,327)	20,453	[9]	431,915
	2007	300,962	20,904	[1]	—	132,392	371,035	[4]	168,345	33,088		1,026,726
	2006	290,000	31,475		—	88,823	590,181	[5]	105,972	17,677		1,124,128

Mark R. Thresher, President and Chief Operating Officer	2008	647,308			—	434,662	—		205,629	49,995	[10]	1,337,594
	2007	623,846	—		—	473,940	1,259,031	[4]	364,527	70,560		2,791,904
	2006	567,885	30		—	414,207	2,038,208	[5]	210,570	48,488		3,279,388

Michael A. Hamilton, Senior Vice President - NFN Retail Distribution	2008	280,423	—		—	24,603	—		20,415	444,547	[11]	769,988

John L. Carter, Senior Vice President - Non-Affiliated Sales	2008	325,962	—		63,678	107,169	25,245	[6]	29,807	24,855	[12]	576,716
	2007	310,961	—		84,903	108,444	444,668	[4]	15,480	59,094		1,023,550
	2006	300,000	125,000		143,788	71,914	732,000	[5]	15,088	122,200		1,509,990

[1]

Represents the amount determined under the PIP and paid under the SEIP in 2008 for the 2007 performance year that was not attributable to the financial objectives under the PIP. This amount, when included with the SEIP amount described in footnote 4 below for Mr. Frommeyer, resulted in a total SEIP payment of $288,542.

[2]

Represents the value the Company expensed in 2008, 2007 and 2006 for a restricted stock award granted to Mr. Carter in 2005. The Company determined the value based on the market closing price of NFS Class A common stock as of the date of the grant.

[3]

Represents the value the Company expensed in 2008, 2007 and 2006 for stock option awards, disregarding any forfeitures. The Company describes the assumptions used in the valuation in Note 2(s) to the audited consolidated financial statements included in the F pages of this report and Notes 2(r) and 2(o) to the NFS Annual Reports on Form 10-K for the years ended December 31, 2007 and 2006, respectively.

[4]

Represents the amount determined under the PIP for Messrs. Jurgensen, Frommeyer and Thresher, or the SIP for Mr. Carter, and paid under the SEIP in 2008 for the 2007 performance year that was attributable to financial or pre-established strategic objectives, and the amount earned in 2007 under the LTEP for the NVA award attributable to the 2007 performance year and allocated to the Company pursuant to the cost-sharing agreement, as follows: Mr. Jurgensen—$662,820 (SEIP) and $0 (NVA); Mr. Frommeyer—$267,638 (SEIP) and $103,397 (NVA); Mr. Thresher—$920,640 (SEIP) and $338,391 (NVA); and Mr. Carter—$363,668 (SEIP) and $81,000 (NVA). One-third of the NVA award was paid in cash and two-thirds were placed in a bank, which may be carried forward to subsequent years and is subject to forfeiture.

[5]

Represents the amount determined under the PIP for Messrs. Jurgensen, Frommeyer and Thresher and under the SIP for Mr. Carter, and paid under the SEIP in 2007 for the 2006 performance year that was attributable to financial or pre-established strategic objectives, and the amount earned in 2006 under the LTEP for the NVA award attributable to the 2006 performance year and allocated to the Company pursuant to the cost-sharing agreement, as follows: Mr. Jurgensen – $354,526 (SEIP) and $2,042,492 (NVA); Mr. Frommeyer – $214,890 (SEIP) and $375,291 (NVA); Mr. Thresher – $809,970 (SEIP) and $1,228,238 (NVA); Mr. Carter – $438,000 (SEIP) and $294,000 (NVA). One-third of the NVA award was paid in cash and two-thirds were placed in a bank, which may be carried forward to subsequent years and is subject to forfeiture.

[6]	Represents the amount determined under the SIP for Mr. Carter for the 2008 performance year.

[7]

Represents the change in pension value for all named executive officers, except for Mr. Frommeyer, whose pension value decreased by $32,327. There were no above-market earnings on deferred compensation.

[8]

Represents the amounts allocated to the Company under the cost-sharing agreement for tax gross-ups totaling $619 for reimbursement of personal expenses related to Mr. Jurgensen’s and his spouse’s attendance at the 2008 NFS Awards Conference; actual cost to the Company of a security system for Mr. Jurgensen’s home; actual cost to the Company of the personal use of tickets to sporting events at the Nationwide Arena; the Company-paid portion for Mr. Jurgensen’s parking expenses in the executive parking garage; the contributions the Company made on behalf of Mr. Jurgensen under the Nationwide Savings Plan; the contribution the Company made on behalf of Mr. Jurgensen under the Nationwide Supplemental Defined Contribution Plan in the amount of $16,806; the incremental cost of Mr. Jurgensen’s personal use of the company plane in the amount of $35,276; and reimbursement for spousal travel expenses. Incremental value of the personal use of the company plane was calculated using the “Aircraft Cost Evaluator” from Conklin & deDecker as the direct operating costs, including fuel, maintenance, landing and parking fees, crew expenses and catering. There were no “deadhead flights” related to personal travel in 2008.

[9]

Represents a tax gross-up of $2,428 for reimbursement of personal expenses related to Mr. Frommeyer’s and his spouse’s attendance at the 2008 NFS Awards Conference; contributions made by the Company on behalf of Mr. Frommeyer under the Nationwide Savings Plan; and the contribution the Company made on behalf of Mr. Frommeyer under the Nationwide Supplemental Defined Contribution Plan in the amount of $11,125.

[10]

Represents a tax gross up of $2,904 for reimbursement of personal expenses related to Mr. Thresher’s and his spouse’s attendance at the 2008 NFS Awards Conference; a tax gross-up of $22 for Mr. Thresher’s spouse’s meal; contributions made by the Company on behalf of Mr. Thresher under the Nationwide Savings Plan; and the contribution the Company made on behalf of Mr. Thresher under the Nationwide Supplemental Defined Contribution Plan in the amount of $40,169.

[11]

Represents a tax gross-up of $2,929 for reimbursement of personal expenses related to Mr. Hamilton’s and his spouse’s attendance at the 2008 NFS Awards Conference; the contributions the Company made on behalf of Mr. Hamilton under the Nationwide Savings Plan; the contribution the Company made on behalf of Mr. Hamilton under the Nationwide Supplemental Defined Contribution Plan; the company-paid portion of Mr. Hamilton’s parking expenses in the executive parking garage; reimbursement for relocation expenses in the amount of $80,373; and a tax gross-up for relocation expenses in the amount of $339,503. The Company’s contributions on behalf of Mr. Hamilton under the Nationwide Savings Plan are 40% vested and the remaining 60% is subject to forfeiture until December 1, 2011. The Company’s contributions on behalf of Mr. Hamilton under the Nationwide Supplemental Defined Contribution Plan are unvested and are subject to forfeiture until December 31, 2011.

[12]

Represents a tax gross up of $1,908 for reimbursement of personal expenses related to Mr. Carter’s and his spouse’s attendance at the 2008 NFS Awards Conference; contributions made by the Company on behalf of Mr. Carter under the Nationwide Savings Plan; the contribution the Company made on behalf of Mr. Carter under the Nationwide Supplemental Defined Contribution Plan in the amount of $13,789; and dividends the Company paid on unvested restricted stock in 2008. The Company’s contributions on behalf of Mr. Carter under the Nationwide Savings Plan are 60% vested and the remaining 40% is subject to forfeiture until October 1, 2010. The Company’s contributions on behalf of Mr. Carter under the Nationwide Supplemental Defined Contribution Plan are unvested and are subject to forfeiture until December 31, 2011.

Grants of Plan-Based Awards in 2008

	Grant date (b)		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: number of shares of stock units[1] (i)	All other option awards: number of securities underlying options[1] (j)	Exercise or base price of option awards[1] (k)	Grant date fair value of stock and option awards[1] (l)
Name (a)			Threshold (c)	Target (d)	Maximum (e)	Threshold (f)	Target (g)	Maximum (h)
W.G.	2/19/2008	[3]	161,831	323,663	—	—	—	—	—	—	—	—
Jurgensen[2]	2/19/2008	[4]	—	1,106,250	—	—	—	—	—	—	—	—
	2/18/2009	[5]	—	368,750	—	—	—	—	—	—	—	—

Timothy G.	2/19/2008	[3]	102,375	204,750	—	—	—	—	—	—	—	—
Frommeyer	2/19/2008	[4]	—	195,500	—	—	—	—	—	—	—	—
	2/18/2009	[5]	—	195,500	—	—	—	—	—	—	—	—

Mark R.	2/19/2008	[3]	341,250	682,500	—	—	—	—	—	—	—	—
Thresher	2/19/2008	[4]	—	626,650	—	—	—	—	—	—	—	—
	2/18/2009	[5]	—	626,650	—	—	—	—	—	—	—	—

Michael A.	2/19/2008	[3]	92,625	185,250	—	—	—	—	—	—	—	—
Hamilton	2/19/2008	[4]	—	225,000	—	—	—	—	—	—	—	—

John L.	2/19/2008	[3]	165,000	330,000	495,000	—	—	—	—	—	—	—
Carter	2/19/2008	[4]	—	163,000	—	—	—	—	—	—	—	—
	2/18/2009	[5]	—	163,000	—	—	—	—	—	—	—	—

[1]

Due to ongoing negotiations related to the merger between the Company, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., no equity plan awards were granted to the named executive officers in 2008.

[2]	Amounts are allocated pursuant to the cost-sharing agreement.
[3]	Amount represents a PIP award for all of the named executive officers, with the exception of Mr. Carter, whose amount represents an SIP award. There is no maximum payment under the terms of the PIP.
[4]	Amount represents an NVA award made under the LTEP.
[5]	Amount represents an NVA award made under the LTEP. This award was granted retroactively to be effective for the performance period beginning January 1, 2008.

Annual Incentive

On February 19, 2008, the Company granted annual incentive award opportunities to the named executive officers. These award opportunities are reflected in the “Grants of Plan-Based Awards in 2008” table above in column (c), (d) and (e) and as earned in the “Summary Compensation Table for 2008” in column (g) for Mr. Carter.

Prior to January 1, 2009, the compensation committee used annual incentive plans and assessed individual overall performance, company financial performance and other goals, and distributed awards from the incentive pool pursuant to the PIP, or in the case of Mr. Carter, the SIP. Following the merger with NMIC, Nationwide Corporation and NWM Merger Sub, Inc., the NMIC human resources committee distributes the awards.

The Chief Executive Officer may adjust payments under the PIP or SIP by plus or minus 25% subject to approval of the final payment by the NMIC human resources committee.

For 2008, the objective performance criteria the Company used to measure performance under the PIP and SIP are discussed in “Compensation Discussion and Analysis.”

In 2008, goals under the PIP were not met. The goals for Mr. Carter under the SIP were met at 8% of the target amount. This is discussed in more detail in “Compensation Discussion and Analysis.”

Long-term Incentive Compensation

Fourth Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan

Prior to January 1, 2009, the compensation committee administered the Fourth Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP). Stock and stock-based awards are no longer available following the merger with NMIC, Nationwide Corporation and NWM Merger Sub, Inc. Prior to the merger, the LTEP provided for the grant of any or all of the following types of awards:

•	stock options, including incentive stock options and nonqualified stock options, for shares of NFS Class A common stock;

•	stock appreciation rights, either in tandem with stock options or freestanding;

•	restricted stock;

•	performance shares and performance units; and

•	NVA awards, which may be paid in cash or in shares of NFS Class A common stock, or a combination of cash and shares.

The compensation committee was able to make awards to the same person on more than one occasion and could grant awards singly, in combination or in tandem as the compensation committee determines.

The LTEP provided the Company with flexibility in creating the terms and restrictions appropriate for particular awards. The Company intended the LTEP to constitute a nonqualified, unfunded and unsecured plan for incentive compensation. The Company also intended certain awards under the LTEP to qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code.

On February 19, 2008, the Company granted long-term incentive awards in the form of NVA awards for each of the named executive officers. On February 18, 2009, the Company granted additional NVA awards to all of its named executive officers, except for Mr. Hamilton. No stock options were awarded to the named executive officers as a result of the ongoing negotiations related to the merger between the Company, NMIC, Nationwide Corporation and NWM Merger Sub, Inc.

Executive Severance Agreements

It is Nationwide’s practice to provide executive severance agreements to the Chief Executive Officer and a limited number of senior executive officers, including most of the Chief Executive Officer’s direct reports. Of the named executive officers, the Company has entered into an executive severance agreement with Mr. Thresher and NMIC has entered into an executive severance agreement with Mr. Jurgensen. Additional information with respect to post-termination benefits provided under these executive severance agreements is provided in “Potential Payments Upon Termination or Change of Control.”

W. G. Jurgensen

NMIC entered into an executive severance agreement dated January 1, 2008, with Mr. Jurgensen, who became the Chief Executive Officer of NMIC, and certain other Nationwide companies, including NFS, in 2000. The agreement had an initial one-year term, with automatic one-year renewals commencing on January 1, 2009, unless either NMIC or Mr. Jurgensen gives notice of nonrenewal. This executive severance agreement replaces and supersedes any prior employment or executive severance agreement between NMIC and Mr. Jurgensen.

Under the agreement, Mr. Jurgensen’s total annual base salary is to be no less than $1,050,000, and his annual target performance bonus is to be at least 150% of base salary with the maximum bonus set at 300% of base salary.

Mr. Jurgensen is eligible to receive cash long-term incentive awards consistent with other senior executive officers at Nationwide and competitive pay practices generally. Following the merger between NFS, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., stock and stock options became unavailable under the Company’s incentive plans.

Mr. Jurgensen and his eligible dependents, where applicable, are entitled to participate in all employee retirement and welfare benefit plans on terms no less favorable than the terms available to other senior-level executive officers. He is also entitled to receive executive fringe benefits available to all senior executive officers. The executive severance agreement with Mr. Jurgensen also provides for certain special and supplemental pension benefits after termination of employment.

On January 1, 2009, pursuant to the merger between NFS, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., Mr. Jurgensen’s outstanding stock options granted pursuant to his prior employment agreement were cancelled and he received the merger consideration of $52.25 per option less the exercise price of each option. He did not receive compensation for options with an exercise price in excess of the $52.25 per share merger consideration.

Mr. Jurgensen’s executive severance agreement also contains provisions related to certain payments and benefits that NMIC would pay upon specified termination events. The details of those provisions are set forth in “Potential Payments Upon Termination or Change of Control.”

Mr. Jurgensen ceased service as the Company’s Chief Executive Officer and a member of the board of directors effective February 19, 2009.

Mark R. Thresher

The Company entered into an executive severance agreement dated January 1, 2008, with Mr. Thresher, who became President and Chief Operating Officer as of May 5, 2004. The agreement had a one-year initial term, with automatic one-year renewals commencing on January 1, 2009, unless the Company or Mr. Thresher gives notice of nonrenewal. This executive severance agreement replaces and supersedes any prior employment agreement or executive severance agreement between the Company and Mr. Thresher.

The agreement provides that the Company will pay Mr. Thresher an annual base salary of $650,000, subject to annual review and adjustment by the board of directors or a committee thereof. The agreement also provides that Mr. Thresher is entitled to:

•	participate in all short-term and long-term incentive programs for senior executive officers at appropriate levels;

•	receive employee retirement and welfare benefits as available to senior executive officers; and

•	receive fringe benefits, reimbursement of reasonable expenses related to his employment and other perquisites as available to senior executive officers.

Mr. Thresher’s executive severance agreement also contains provisions related to certain payments and benefits the Company would pay to him upon specified termination events. The details of those provisions are set forth below in “Potential Payments Upon Termination or Change of Control.”

The January 1, 2008 executive severance agreement between Mr. Thresher and the Company superseded and replaced his prior employment agreement.

Outstanding Equity Awards at Fiscal Year-End 20081

	Options awards[1]						Stock Awards
Name/ grant date (a)	Number of securities underlying unexercised options exercisable[2] (b)		Number of securities underlying unexercised option unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (d)	Option exercise price (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (g)	Market value of shares or units of stock that have not vested (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested (j)
W.G. Jurgensen
2/20/07	30,294		60,587	—	$54.95	2/20/17	—	$—	—	$—
3/28/06	12,911		6,456	—	42.73	3/28/16	—	—	—	—
2/21/06	63,551		31,776	—	42.65	2/21/16	—	—	—	—
2/23/05	99,109		—	—	37.04	2/23/15	—	—	—	—
3/2/04	78,653		—	—	38.03	3/2/14	—	—	—	—
3/4/03	234,058		—	—	23.28	3/4/13	—	—	—	—
4/9/02	92,663		—	—	45.21	4/9/12	—	—	—	—
3/8/02	48,719	[3]	—	—	43.55	3/8/12	—	—	—	—
2/6/01	88,400		—	—	42.63	2/6/11	—	—	—	—
5/26/00	60,000	[4]	—	—	28.00	5/26/10	—	—	—	—
5/26/00	150,000		—	—	28.00	5/26/10	—	—	—	—
Timothy G. Frommeyer
2/20/07	3,933		7,865	—	54.95	2/20/17	—	—	—	—
2/21/06	9,942		4,970	—	42.65	2/21/16	—	—	—	—
2/23/05	6,482		—	—	37.04	2/23/15	—	—	—	—
3/2/04	5,597		—	—	38.03	3/2/14	—	—	—	—
3/4/03	5,000		—	—	23.28	3/4/13	—	—	—	—
Mark R. Thresher
2/20/07	12,871		25,740	—	54.95	2/20/17	—	—	—	—
2/21/06	32,537		16,268	—	42.65	2/21/16	—	—	—	—
2/23/05	45,158		—	—	37.04	2/23/15	—	—	—	—
3/2/04	43,210		—	—	38.03	3/2/14	—	—	—	—
4/9/02	18,676		—	—	45.21	4/9/12	—	—	—	—
2/26/02	5,785	[3]	—	—	40.84	2/26/12	—	—	—	—
2/6/01	6,250		—	—	42.63	2/6/11	—	—	—	—
2/9/99	11,250		—	—	48.13	2/9/09	—	—	—	—
Michael A. Hamilton
5/2/07	1,519		3,036	—	58.32	5/2/17	—	—	—	—
John L. Carter
2/20/07	3,081		6,161	—	54.95	2/20/17	—	—	—	—
2/21/06	7,788		3,894	—	42.65	2/21/16	—	—	—	—
11/28/05	3,882		—	—	42.48	11/28/15	—	—	—	—

[1]	Following the January 1, 2009, effective date of the merger between the Company, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., no stock options remained outstanding.

[2]

All options, with the exception of certain grants noted in these footnotes, vest one-third per year on each of the first three anniversaries of the grant date and expire ten years after the grant date.

[3]	Vested in full on the grant date.

[4]	Vested one-fifth per year on each of the first five anniversaries of the grant date.

Option Exercises and Stock Vested During 2008

	Option awards		Stock awards
Name (a)	Number of shares acquired on exercise (b)	Value realized on exercise (c)	Number of shares acquired on vesting (d)		Value realized on vesting (e)
W. G. Jurgensen	—	$—	—		$—
Timothy G. Frommeyer	—	—	—		—
Mark R. Thresher	—	—	—		—
Michael A. Hamilton
John L. Carter	—	—	1,998	[1]	101,498

[1]

One-third of the original restricted stock award of 5,996 shares vested on November 28, 2008, the third anniversary of the grant date. The fair market value on November 28, 2008 was $50.80 per share. Mr. Carter deferred the value of these vested shares pursuant to the Nationwide Officer Deferred Compensation Plan. For more information on the plan, please see “Non-qualified Deferred Compensation Plans – Nationwide Officer Deferred Compensation Plan.”

Pension Benefits for 2008

Name (a)	Plan name (b)	Number of years credited service (c)	Present value of accumulated benefit (d)	Payments during last fiscal year (e)
W. G. Jurgensen	Nationwide Retirement Plan	7	$37,012	$—
	Nationwide Supplemental Retirement Plan	7	736,213	—
	Other Nonqualified Pension Arrangement	8	988,464	—

Timothy G. Frommeyer	Nationwide Retirement Plan	21	227,414	—
	Nationwide Supplemental Retirement Plan	21	428,033	—

Mark R. Thresher	Nationwide Retirement Plan	11	194,617	—
	Nationwide Supplemental Retirement Plan	11	1,289,063	—

Michael A. Hamilton	Nationwide Retirement Plan	2	9,899	—
	Nationwide Supplemental Retirement Plan	2	31,822	—

John L. Carter	Nationwide Retirement Plan	3	24,209	—
	Nationwide Supplemental Retirement Plan	2	36,166	—

The “Pension Benefits for 2008” table reports the December 31, 2008 value of accrued benefits under the Nationwide Retirement Plan, the Nationwide Supplemental Retirement Plan and nonqualified defined benefit pension benefits provided under executive severance agreements, where applicable. These plans are discussed in more detail below. The reported values are the present value of accrued benefits with benefit commencement deferred to normal retirement age, which is age sixty-five, payable as a life annuity. Optional payment forms are available with reduced payments. A full single lump sum payment option is not available.

The Company bases the present value determinations on the measurement date, discount rate and postretirement mortality used for Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS 87), and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). There is no mortality discount prior to age sixty-five in the values reported above. For the December 31, 2008 and December 31, 2007 valuations, the SFAS 158 discount rate was 5.25%, and the RP-2000 Mortality Table projected to 2010 was used for postretirement mortality.

The Company’s pension plans permit commencement of reduced payments prior to normal retirement age. A participant becomes vested under the pension plans after three years of service. Benefits for vested participants who were hired before January 1, 2002, and who terminated employment after age fifty-five, are eligible for a subsidized early retirement benefit. The subsidized early retirement benefit is reduced 1% per year from age sixty-five to age sixty-two and 5% per year from age sixty-two to age fifty-five. Benefits for vested participants who were hired on or after January 1, 2002, and who terminate employment after age fifty-five, are actuarially reduced to reflect early distribution. Mr. Jurgensen is eligible for the subsidized early retirement benefits. Messrs. Frommeyer, Thresher and Carter are eligible for actuarially reduced benefits upon termination. As of December 31, 2008, Mr. Hamilton was not eligible for benefits as he had not completed three years of service. The Company provides no additional credited service under the Nationwide Retirement Plan and the Nationwide Supplemental Retirement Plan to the named executive officers.

The credited service reported in the “Pension Benefits for 2008” table represents complete years of credited service. For benefit determination purposes, the Nationwide Supplemental Retirement Plan provides one month of credited service from the date of plan participation. An individual’s date of participation is the first day of January of the calendar year following the date they meet the eligibility requirements. To be eligible, the individual must have an executive-level job grade, and be receiving compensation in excess of the limits set by Section 401(a)(11) of the Internal Revenue Code. In addition, participants are credited with up to twelve months of service for the calendar year prior to the date of plan participation. The Nationwide Retirement Plan provides one month of credited service from the hire date for plan participants who were last hired on or after January 1, 2002. The other nonqualified pension arrangement provides Mr. Jurgensen with credited service from his date of hire pursuant to his executive severance agreement.

Pension plan compensation includes base salary and certain management incentives. Benefit values are allocated based on the compensation reported in the “Summary Compensation Table for 2008,” and reflects the arrangement under the cost sharing agreement. For Messrs. Frommeyer, Thresher, Hamilton and Carter, the pension benefit values reflect 100% of the present value of accrued benefits as the Company pays 100% of their compensation. For Mr. Jurgensen, the pension benefit values reflect the cost allocated to the Company.

Qualified Pension Plans

Nationwide Retirement Plan

Nationwide maintains a qualified defined benefit plan called the Nationwide Retirement Plan (NRP), which was restated effective September 1, 2006. In general, the named executive officers and other participants in the NRP will receive an annual retirement benefit under the NRP equal to the greater of the benefit calculated under the final average pay formula, if applicable, or the account balance formula. These formulae are described below. Any participant, including a named executive officer, who was hired on or after January 1, 2002, will receive an annual retirement benefit under the NRP based solely on the account balance formula.

Participants become fully vested in the NRP after the completion of three years of service. The NRP allows a participant the option of receiving his or her benefit at any age, provided that he or she is vested when he or she leaves Nationwide. If a participant terminates their employment with Nationwide before age sixty-five, and decides to receive benefits before age sixty-five, the monthly benefit amount earned will be reduced due to the longer payout period.

A pre-retirement death benefit is payable under the NRP to a participant’s spouse or, under certain circumstances, the named beneficiary of an active participant. The NRP also provides for the funding of retiree medical benefits under Section 401(h) of the Internal Revenue Code.

The Final Average Pay (FAP) Formula

The FAP formula benefit is computed as follows:

•	1.25% of the participant’s final average compensation, as defined below, multiplied by the number of years of service, up to a maximum of thirty-five years; plus

•

0.50% of the participant’s final average compensation in excess of Social Security covered compensation, as defined below, multiplied by the number of years of service, up to a maximum of thirty-five years and subject to the limitations set forth in the Internal Revenue Code.

For services rendered prior to January 1, 1996, final average compensation is equal to the average of the highest three consecutive covered compensation amounts of the participant in the participant’s last ten years of service. For services rendered on January 1, 1996 or later, final average compensation is equal to the average of the highest five consecutive covered compensation amounts of the participant in the participant’s last ten years of service. The NRP defines covered compensation to mean all wages reported on a Form W-2 Wage and Tax Statement from any Nationwide company, plus compensation deferred under Sections 125, 132(f)(4) and 401(k) of the Internal Revenue Code and excludes:

•

severance pay and other amounts following the later of (i) the pay period that includes the participant’s date of termination, or (ii) the pay period in which the participant’s date of termination is posted to Nationwide’s payroll system;

•	a lump-sum payment for vacation days made upon termination of employment or pursuant to an election by the participant;

•	imputed income, executive officer perquisites and benefits paid under any long-term performance or equity plan;

•	income imputed to any participant as a result of the provisions of health or other benefits to members of the participant’s household;

•	any payment made to a participant to offset the tax cost of other amounts Nationwide paid that are included in the participant’s income for federal tax purposes;

•	any payment of deferred compensation made prior to the participant’s severance date;

•	expense reimbursement or expense allowances including reimbursement for relocation expenses;

•	retention payments made on or after January 1, 2002;

•	all gross-up payments, including the related compensation payment, made on or after January 1, 2002; and

•	compensation earned following the date on which a participant’s employment status changes from eligible to ineligible and during the period he or she is ineligible.

Covered compensation is subject to Internal Revenue Code limits and, for purposes of determining final average compensation, is calculated on a calendar-year basis.

Social Security-covered compensation means the average of the Social Security wage bases in effect during the thirty-five-year period ending with the last day of the year that the participant attains Social Security retirement age. The portion of a participant’s benefit attributable to years of service with certain Nationwide companies credited prior to 1996 is also subject to post-retirement increases following the commencement of benefits or the participant’s attainment of age sixty-five, whichever is later.

New hires and rehires on or after January 1, 2002 are not eligible for the FAP formula, and the Company will determine the retirement benefit for such individuals solely under the account balance formula described below.

Account Balance Formula

For employees hired before January 1, 2002, benefits are the greater of the final average pay formula determination or the account balance formula, described below. The Company uses the account balance formula to determine the retirement benefit under the NRP for all employees hired or rehired on or after January 1, 2002. The notional account under the account balance formula is comprised of the following components:

•

Opening Balance Amount: The Company determined the accrued benefit under the FAP formula as of December 31, 2001 and converted this accrued benefit into a lump sum that reflected the current value of that benefit; plus

•

Pay Credits: The Company adds amounts to the account every pay period based on the participant’s years of service and compensation. The pay credits range from 3% of pay if the participant has up to thirty-five months of service, plus 3% of pay over the Social Security wage base for the year in question, to 7% of pay for those with over twenty-two years of service, plus 4% of pay over the Social Security wage base for the year in question; plus

•

Interest Credits: The Company adds interest amounts to the account on a biweekly basis based on the applicable interest rate established by law. Historically, the Company has used as the interest rate the thirty-year United States Treasury bill rate in effect from the second month preceding the current quarter. The minimum interest rate is 3.25%.

Nationwide Savings Plan

The Nationwide Savings Plan (NSP) is a qualified profit-sharing plan including a qualified cash or deferred arrangement covering eligible employees of participating Nationwide companies. Under the NSP, the Company’s named executive officers and other eligible participants may elect to contribute between 1% and 80% of their compensation to accounts established on their behalf. Participant contributions are in the form of voluntary, pre-tax salary deductions or after-tax “Roth 401(k)” salary deductions. Participants who reach the age of fifty during the plan year may also make “catch up” contributions for that year of up to $5,000 for 2008. Participating Nationwide companies, including NFS, are obligated to make matching employer contributions for the benefit of their participating employees, at the rate of 50% of the first 6% of compensation deferred or contributed to the NSP by each employee. The Company holds all amounts that the participants contribute in a separate account for each participant and invests the amounts in the available investment options chosen by the participant. NFS Class A common stock was not available as an investment option.

For purposes of the NSP, covered compensation includes all wages reported on a Form W-2 Wage and Tax Statement from any Nationwide company, plus compensation deferred under Sections 125, 132(f)(4) and 401(k) of the Internal Revenue Code and excludes:

•

severance pay and other amounts following the later of (i) the pay period that includes the participant’s date of termination, and (ii) the pay period in which the participant’s date of termination is posted to Nationwide’s payroll system;

•	company car value or subsidy or reimbursement for loss of a company car;

•	a lump-sum payment for vacation days made upon termination of employment or pursuant to an election by the participant;

•	imputed income, executive officer perquisites and benefits paid under any long-term performance or equity plan;

•	income imputed to any participant as a result of the provision of health or other benefits to members of the participant’s household;

•	any payment made to a participant to offset the tax cost of other amounts Nationwide paid that are included in the participant’s income for federal tax purposes;

•	any payment of deferred compensation made prior to the participant’s severance date or on account of a participant’s severance date; and,

•	expense reimbursement or expense allowances including reimbursement for relocation expenses.

Covered compensation is subject to Internal Revenue Code limits and is calculated on a calendar-year basis.

A participant is eligible to receive the value of his or her vested account balance upon termination of his or her employment. However, he or she may withdraw all or a part of the amounts credited to his or her account prior to termination, such as upon attainment of age fifty-nine and one-half years old. A participant is immediately vested in all amounts credited to his or her account as a result of salary deferrals or after-tax contributions and earnings or losses on those deferrals or contributions, as applicable. Vesting in employer matching contributions and earnings or losses on those contributions occurs on a pro rata basis over a period of five years.

Prior to January 1, 2009, the NSP offered an automatic enrollment and automatic increase feature for participants contributing less than 6% of their compensation. Effective January 1, 2009, the feature is available to participants contributing less than 12% of their compensation.

Nonqualified Deferred Compensation for 2008

Name (a)	Executive contributions in last fiscal year[1] (b)	Registrant contributions in last fiscal year[2] (c)	Aggregate earnings in last fiscal year[3] (d)	Aggregate withdrawals/ distributions (e)	Aggregate balance at last fiscal year end[4] (f)
W.G. Jurgensen	$—	$22,298	$(1,349,726)	$—	$4,549,986
Timothy G. Frommeyer	78,885	10,209	7,130	—	175,241.02
Mark R. Thresher	124,429	38,178	(86,652)	—	1,858,289.33
Michael A. Hamilton	—	3,763	(992)	—	2,771.32
John L. Carter	101,498	16,528	37,421	—	337,474.29

[1]

Amount represents voluntary deferrals to the Nationwide Officer Deferred Compensation Plan. For Mr. Jurgensen, the amount includes deferred annual incentive amounts paid under the Senior Executive Incentive Plan (SEIP) and NVA awards earned in prior years, which were reported in proxy statements filed for those years, as well as salary earned in 2008, which is shown in column (c) of the “Summary Compensation Table for 2008.” For Mr. Thresher, the amount includes deferred annual incentive amounts earned in 2007 and paid under the SEIP, which were reported in the 2007 proxy statement, as well as salary earned in 2008, which is shown in column (c) of the “Summary Compensation Table for 2008.” For Mr. Carter, the amount includes the value of vested restricted stock shown in column (e) of the “Option Exercises and Stock Vested During 2008” table. Mr. Carter previously elected to defer the value of the restricted stock on the vesting date.

[2]	Amount represents Company contributions to the Nationwide Supplemental Defined Contribution Plan.

[3]

Amount represents investment gain from applicable nonqualified deferred compensation plans attributable to all prior year deferrals in the plans. Investment gains or losses are attributable to the investment selections the executive officer makes. Executive officers may choose from approximately eighty investment options for the Nationwide Officers Deferred Compensation Plan and from sixteen investment options for the Nationwide Economic Value Incentive Plan. The Nationwide Economic Value Incentive Plan is a terminated plan that provided for involuntarily deferred compensation the Company may still pay to an executive officer based on his or her distribution election. The executive officer may change his or her investment options once every seven days.

[4]

Represents balances in the following plans: the Nationwide Officer Deferred Compensation Plan, the Nationwide Supplemental Defined Contribution Plan and the Nationwide Economic Value Incentive Plan. The Nationwide Economic Value Incentive Plan is a terminated plan that provided for involuntarily deferred compensation the Company may still pay to an executive officer based on his or her distribution election.

Nonqualified Deferred Compensation Plans

Executive deferred compensation benefits are a key component of the Company’s total rewards philosophy. The Company provides competitive levels of deferred compensation benefits to attract and provide for long-term retention of key talent and to reward for long-term service. These benefits allow executives to prepare for retirement and make up for regulatory limits on qualified plans.

Nationwide Officer Deferred Compensation Plan

Under the Nationwide Officer Deferred Compensation Plan (ODC Plan) eligible executives of participating Nationwide companies, including NFS, may elect to defer payment of compensation otherwise payable to them. Eligible executive officers may enter into deferral agreements in which they may annually elect to defer up to 80% of their salary and annual incentive compensation they earned during the following year or performance cycle. Eligible executive officers may elect to defer up to 100% of the value of their restricted stock if their deferral election is received within thirty days of the grant of restricted stock. Deferral elections are effective prospectively. Amounts an executive officer defers under the ODC Plan are generally payable in cash in annual installments beginning in January of the calendar year immediately following the calendar year in which the executive officer terminates his or her employment, or after the expiration of the deferral period the executive officer elects, from one to ten years from the year in which the deferral of compensation applies, or upon the death of the participant. The Company credits individual accounts under the ODC Plan with deferral amounts and earnings or losses based on the net investment return on the participant’s choice of investment measures offered under the ODC Plan. No guaranteed or above-market earnings are available under this plan. The plan restricts participants’ changes in investment options to once every seven days. Each participant is always fully vested in his or her accrued amount.

Effective January 1, 2005, the Company amended the ODC Plan to comply with the legal requirements covering deferred compensation plans under Section 409A of the Internal Revenue Code and corresponding United States Treasury regulations. The amendments included the addition of a six-month waiting period for distributions to key employees. The ODC Plan retained a provision that permits a participant or beneficiary to take an unscheduled withdrawal from his or her account; however, any such elective withdrawal applies only to amounts earned and vested, including attributable earnings, on or before December 31, 2004, and any such withdrawal is subject to a 10% early withdrawal penalty.

Effective January 1, 2006, the Company further amended the ODC Plan to make a deferral election related to certain long-term incentives a one-time, irrevocable deferral in order to comply with the requirements under Section 409A of the Internal Revenue Code for nonqualified deferred compensation plans.

Effective January 1, 2008, the Company further amended the ODC Plan to increase the “small amounts” distribution requirement to $25,000. If, on the date of any distribution, the entire account balance of a participant is less than $25,000, the entire account balance will be distributed, regardless of the distribution election the participant has on file with the Company. The requirement applies to each account where the participant has experienced a separation from service. In addition, the Company further amended the ODC Plan to permit participants, by December 31, 2008, to make a final, irrevocable deferral of certain long-term incentive payments in accordance with the transition period rules under Section 409A of the Internal Revenue Code for nonqualified deferred compensation plans.

Excess and Supplemental Defined Benefit Plans

Nationwide maintains the Nationwide Excess Benefit Plan, an unfunded, nonqualified excess defined benefit plan, and the Nationwide Supplemental Retirement Plan, an unfunded, nonqualified supplemental defined benefit plan. Participants in the NRP who are executive officers of certain companies in Nationwide, including NFS, and whose benefits are limited under the NRP by reason of restrictions imposed by Section 415 of the Internal Revenue Code on the maximum benefit that the Company may pay under the NRP, will receive, under the Nationwide Excess Benefit Plan, that portion of the benefit he or she would have been entitled to receive under the NRP in the absence of such restrictions. The NRP benefits available to the named executive officers are not currently subject to these restrictions, and the Nationwide Excess Benefit Plan currently has no participants that are active employees of Nationwide.

Executive officers who earn in excess of the limit on compensation set forth in Section 401(a)(17) of the Internal Revenue Code annually, who have at least three years of credited service and whose benefits under the NRP are limited by reason of certain other limitations under the Internal Revenue Code, may receive the following benefits under the Nationwide Supplemental Retirement Plan:

•	1.25% of the participant’s final average compensation, as defined in the “Qualified Pension Plans” section above multiplied by the number of years of service, up to a maximum of forty years; plus

•

0.75% of the participant’s final average compensation in excess of Social Security covered compensation, as defined in “Qualified Pension Plans” above, multiplied by the number of years of service, up to a maximum of forty years; less

•	benefits the executive accrued under the NRP and the Nationwide Excess Benefit Plan.

Final average pay compensation for purposes of the Nationwide Supplemental Retirement Plan is equal to the average of the highest five consecutive covered compensation amounts of the participant in the participant’s last ten years of service. For services rendered prior to January 1, 1996, final average compensation is equal to the average of the highest three consecutive covered compensation amounts of the plan participant in the participant’s last ten years of service. For purposes of the Nationwide Supplemental Retirement Plan, the definition of “covered compensation” is the same as described above in “Final Average Pay (FAP) Formula,” without the Internal Revenue Code limits and including, at the time of deferral, any compensation that would be deferred pursuant to an individual compensation agreement with any Nationwide company. For individuals participating in the Nationwide Supplemental Retirement Plan or the Nationwide Excess Benefit Plan on January 1, 1999, benefits vest at the same time as benefits vest under the NRP. Prior to January 1, 2007, benefits for all other participants in the Nationwide Supplemental Retirement Plan vested over a period of five years of participation in that plan. Effective January 1, 2007, all new participants will vest over a period of four years of participation. Benefits for all other participants in the Nationwide Excess Benefit Plan vest at the same time the participants’ benefits vest in the NRP.

The Nationwide Supplemental Retirement Plan was amended to comply with the legal requirements imposed for deferred compensation plans under Section 409A of the Internal Revenue Code and corresponding United States Treasury regulations. Most of the amendments became effective January 1, 2005, and include, but are not limited to, the addition of a six-month waiting period for distributions to key employees if such amounts are attributable to amounts accrued after December 31, 2004.

Nationwide Supplemental Defined Contribution Plan

The Nationwide Supplemental Defined Contribution Plan (NSDC Plan) is an unfunded, nonqualified defined contribution supplemental benefit plan. The NSDC Plan provides benefits equal to employer matching contributions that would have been made for the participants under the NSP, but for the Internal Revenue Code’s limitation on compensation that can be considered for deferrals to the NSP. For purposes of the NSDC Plan, “covered compensation” refers to covered compensation as defined in “Nationwide Savings Plan” above, without the Internal Revenue Code limits and including, at the time of deferral, any compensation that would be deferred pursuant to an individual compensation agreement with any Nationwide company. Only executives of certain Nationwide companies, including NFS, earning in excess of the limit set forth in the Internal Revenue Code annually are eligible to participate in the NSDC Plan. Effective January 1, 2005, all participants in the plan as of December 31, 2004, became 100% vested in their benefit accounts. For all other participants, the benefits under the plan vest after five years of participation. The Company credits individual accounts under the NSDC Plan with deferral amounts and earnings or losses based on the net investment return on the participant’s choice of investment measures offered under the plan. No guaranteed or above-market earnings are available under this plan.

The Company amended the NSDC Plan to comply with the legal requirements imposed for deferred compensation plans under Section 409A of the Internal Revenue Code and corresponding United States Treasury regulations. Most of the amendments became effective January 1, 2005. and include, but are not limited to, the addition of a six-month waiting period for distributions to key employees if attributable to amounts accrued after December 31, 2004.

Potential Payments Upon Termination or Change of Control

The Company has entered into agreements with, and maintains plans that require the Company to provide compensation to, the Company’s named executive officers upon a termination of employment or a change of control. The following narrative describes the payments and benefits the named executive officers could receive under these agreements and plans. The tables that follow reflect the Company’s estimate of the payments and benefits, to the extent allocable to the Company under the cost-sharing agreement, the Company would provide to each of the named executive officers under various termination scenarios and upon a change of control. The amounts shown in the tables assume that terminations of employment and, as applicable, the change of control, occurred on December 31, 2008. Following the January 1, 2009, effective date of the merger between the Company, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., many of the stock-based incentives shown in the following tables are no longer available.

Payments and benefits that are generally available to all salaried employees, and that do not discriminate in favor of the executive officers, such as group life insurance benefits and disability benefits, are not disclosed. The amounts shown are estimates and actual payments and benefits could be more or less than the amounts shown.

Payments Made Upon Standard Termination

General Termination Payments

Regardless of the manner in which an executive officer’s employment terminates, he or she is entitled to receive the following amounts, which are earned during employment:

•

amounts the Company or the executive officer contributed, plus related earnings under the Nationwide Savings Plan, the Nationwide Officer Deferred Compensation Plan and the Nationwide Supplemental Defined Contribution Plan;

•	amounts accrued and vested through the Nationwide Retirement Plan, the Nationwide Excess Benefit Plan and the Nationwide Supplemental Retirement Plan; and

•	unused paid time off, up to limits specified within the Company’s paid time off plan.

Annual Incentive Awards

The effect of a termination of employment on certain executive officers’ annual incentives is controlled by the terms of either the SEIP, the PIP or the SIP, as applicable. Under these plans, unless otherwise provided by the NMIC human resources committee in connection with specified terminations of employment, the Company only makes a payment of an annual incentive if, and to the extent, the executive officer has attained the performance goals with respect to the related performance period, and if the Company employs the executive officer through the end of the performance period. However, in the event an executive officer’s employment terminates during the performance period due to death or disability, the executive officer or the executive officer’s estate will receive a portion or all of the incentive as the NMIC human resources committee determines. In the event an executive officer’s employment terminates during the performance period due to retirement or involuntary termination of the executive officer’s employment for the Company’s convenience, the executive officer will remain eligible to receive a portion of the incentive based on the amount of time the executive officer was employed during the performance period and the executive officer’s attainment of the performance goals for the performance period.

Long-Term Incentive Awards

The effect of a termination of employment on the Company’s executive officers’ long-term incentives, such as the cash-based NVA awards and, prior to January 1, 2009, stock options granted under the LTEP, is controlled by the terms of the LTEP, the terms of the applicable award agreements and, with respect to Messrs. Jurgensen and Thresher, the terms of their executive severance agreements.

Effective February 16, 2009, the LTEP was amended to provide the authority to administer the LTEP to the human resources committee of the Nationwide Corporation board of directors. Prior to February 16, 2009, the compensation committee of the NFS board of directors had the authority to administer the plan.

Under the LTEP, the human resources committee may prorate cash incentives, such as the NVA awards that would otherwise be forfeited upon termination of employment, as long as the executive officer is not terminated for cause.

The LTEP award agreements provide that if a termination of employment occurs during an NVA award performance period, a pro rata award for that performance period will be credited, or debited, to the individual’s NVA award bank and the executive officer will receive three equal annual distributions of a vested portion of his or her NVA award bank. Each distribution will be equal to one-third of any positive bank balance in the NVA award bank after the prorated amount is credited or debited and the vesting percentages are applied.

The LTEP also provides that, prior to January 1, 2009, the compensation committee was able to vest additional portions of outstanding stock options upon termination of the executive officer’s employment and provide additional time to exercise the vested stock options following the termination of employment, depending on the reason for termination. If employment terminated during the option term for the Company’s convenience, the vested portion of the stock option would remain exercisable until the earlier of three months after the date of termination of employment, or such longer period as may have been determined in the sole discretion of the compensation committee, or the expiration of the option term. If employment terminated for any other reason, and not due to the executive officer’s death, disability or retirement, the vested portion of the stock option would terminate as of the earlier of three months after the date of termination of employment or the expiration of the option term. As a result of the merger between the Company, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., stock options and other stock-based incentives are no longer available.

For a description of the retirement, death and disability provisions in the LTEP, see “Payments Made Upon Retirement” and “Payments Made Upon Death or Disability.”

Severance Payments and Benefits

The Company has adopted the Nationwide Severance Pay Plan, which provides for certain payments if an employee, including an executive officer, involuntarily leaves the company due to job elimination. The longer an executive officer works for the Company, the more the executive officer may be eligible to receive as severance pay benefits when the executive officer’s employment ends. In order to receive payment under the Nationwide Severance Pay Plan, if eligible, the executive officer must sign a severance and release agreement. The Company generally calculates severance pay as one week for each year of service, not to exceed twenty-five years of service, with a minimum of two weeks. Years of service used to calculate the severance payment includes all types of service with the Company, including service with affiliates and subsidiaries, calculated through the last date of employment.

Those named executive officers who do not have a severance agreement participate in the Nationwide Severance Pay Plan, which is generally available to all of the Company’s salaried employees.

The former compensation committee approved severance agreement guidelines applicable to the Company’s executive officers. The guidelines provide for severance benefits that may be available to executive officers in addition to the Nationwide Severance Pay Plan. The guidelines allow management to offer the following when negotiating severance agreements with executive officers:

•	a lump-sum cash payment equal to six to twelve months, depending on the circumstances of departure, of the annual base salary in effect on the date of termination;

•	paid leave of absence of twenty-one days for executive officers over the age of forty to permit the executive officer time to seek legal advice regarding the terms of the severance agreement;

•	short-term incentive payments earned under the PIP, prorated to the date of termination;

•	up to one year of executive placement services, or a lump-sum payment of $6,800 in lieu of such services;

•	payout of the current year earned but unused paid time off; and

•	transfer of ownership of certain computer equipment, less any Nationwide-licensed software or operating system, to the executive officer.

Messrs. Jurgensen and Thresher have executive severance agreements that provide certain severance payments and benefits upon termination without cause or following a substantial reorganization. The following description of the named executive officers’ agreements and the amounts presented in the tables that follow are based on the terms of the agreements as they existed on December 31, 2008, and assume a termination of employment, and such triggering events as are contemplated by the executive severance agreements, occurred on December 31, 2008.

Under Mr. Jurgensen’s and Mr. Thresher’s executive severance agreements, upon a termination without cause or a resignation for good reason after a substantial reorganization of NMIC or NFS, respectively, the following payments and benefits would be provided:

•

a lump-sum cash payment equal to three times the annual base salary in effect immediately before the termination date for Mr. Jurgensen and two times the annual base salary in effect immediately before the termination for Mr. Thresher;

•

a lump-sum cash payment equal to the short-term incentive compensation that would have been earned pursuant to the SEIP or PIP during the fiscal year in which the executive officer’s termination date occurs payable based on actual performance over the full year, but in all events not less than the executive officer’s target annual bonus in effect for the year;

•

a lump-sum cash payment equal to the cost, including a gross-up payment to cover income and FICA taxes on the payment, to the executive officer of continuing the medical and dental coverage under the Consolidated Omnibus Budget Reconciliation Act (COBRA), or under the retiree medical provisions of the Company’s medical plan, if applicable, for the executive officer, his spouse and dependents, for a specified period of time;

•

supplemental benefits equal to the benefits the executive officer would have been entitled to receive on the termination date under certain retirement and deferred compensation plans, had the executive officer been fully vested in those plans on the termination date, less any benefits the executive officer actually receives under those plans;

•

in the event that the executive officer’s termination date occurs within three years following the date on which the executive officer would have been first eligible to retire under the Nationwide Retirement Plan, a supplemental benefit equal to the benefits the executive officer would have received under the Nationwide Retirement Plan, the Nationwide Supplemental Retirement Plan and the Nationwide Excess Benefit Plan, had the executive officer earned service and age credit for the period ending on the earlier of three years after the executive officer’s termination date or the earliest date the executive officer would have been eligible to retire under the Nationwide Retirement Plan and had the executive officer been fully vested under those plans, less any benefits the executive officer actually receives under those plans;

•

a lump-sum cash payment equal to the matching contributions that the Company would have made for the executive officer under the Nationwide Savings Plan and the Nationwide Supplemental Defined Contribution Plan during the severance period defined in the agreement, which is three years for Mr. Jurgensen and two years for Mr. Thresher, as if the executive officer’s contributions had continued in the same amount and at the same rate in effect immediately prior to the executive officer’s termination date;

•

service and age credits for the purpose of eligibility under the Company’s retiree medical plan, as if the executive officer had continued employment through the executive severance agreement’s specified severance period;

•	reimbursement for the cost of reasonable outplacement assistance services during the severance agreement’s specified severance period, not to exceed $11,000;

•	the right to retain certain computer and office equipment and furniture used at the executive officer’s home;

•	a lump-sum cash payment equal to the value of the financial counseling services that the Company provided annually to the executive officer immediately before the executive officer’s termination date;

•	a lump-sum cash payment equal to two times the executive officer’s LTEP target opportunity in effect for the year;

•	vesting of outstanding options and restricted stock to the extent they would have vested on the next vesting date;

•	amounts earned, accrued or owed but not paid and benefits owed under employee benefit plans and programs; and

Mr. Jurgensen’s severance agreement also provides for a special retirement benefit that, when added to benefits payable under all defined benefit retirement plans of NMIC and its affiliates and any of Mr. Jurgensen’s former employers, will produce a single life annuity pension payable at age sixty-five in an annual amount equal to the number of years of service, up to sixteen and one quarter, multiplied by 4% of his final average pay, up to an annual maximum of 65% of final average pay. For this purpose, final average pay is based on Mr. Jurgensen’s highest five-year average compensation and cannot be less than $2,125,000. The special pension benefits will be paid in the same forms and at the same times as the other benefits described in the agreements, generally within thirty days of termination of employment or, if required by Section 409A of the Internal Revenue Code, six months after termination of employment. Mr. Jurgensen’s special early retirement benefit is reflected in the “Pension Benefits for 2008” table.

Payments Made Upon Retirement

If an executive officer retires:

•

prior to the merger between the Company, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., the executive officer would have vested in all outstanding options and the options would have remained exercisable until the earlier of five years after the date of retirement or the expiration of the option term; and

•

if retirement occurs during an NVA award performance period, the terms of the award provide that a pro rata award for that performance period will be credited, or debited, to his NVA award bank, and the executive officer will receive three equal annual distributions from his NVA award bank. Each distribution will be equal to one-third of any positive balance in his NVA award bank after the prorated amount is credited or debited, as the case may be.

For purposes of the option awards and NVA awards, which are all paid under the LTEP, retirement is defined as the termination of employment on or after the date on which the executive officer has:

•	attained age sixty-five;

•	completed 300 months of vesting service as defined by the Nationwide Retirement Plan;

•	attained age fifty-five and completed one hundred-twenty months of vesting service under the Nationwide Retirement Plan; or

•	attained age sixty-two and completed sixty months of vesting service as defined by the Nationwide Retirement Plan.

Payments Made Upon Death or Disability

If an executive officer dies or becomes disabled, in addition to any applicable benefits listed in “Payments Made Upon Standard Termination,” the executive officer will receive benefits under the Company’s disability plan or payments under the Company’s life insurance plan, as appropriate. In addition, the executive officer will receive his or her short-term incentive compensation earned during the fiscal year in which the termination occurs. The short-term compensation payment is prorated to reflect services performed through the date of employment termination and is based on the greater of the target annual bonus in effect for the year or the short-term incentive compensation payment that would be earned based on actual performance for the year.

Under the LTEP, if an executive officer’s employment terminates due to death or disability:

•

prior to the merger between the Company, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., the executive officer would have vested in all outstanding options and the options would have remained exercisable until the earlier of the one-year anniversary of the date of retirement or the expiration of the option term; and

•

if the death or disability occurs during an NVA award performance period, a pro rata award for that performance period will be credited or debited to his NVA award bank, and the executive officer will receive three equal annual distributions from his NVA award bank. Each distribution will be equal to one-third of any positive balance in his NVA award bank after the prorated amount is credited or debited, as the case may be.

Payments Made Upon a Change of Control or Termination Upon or Following a Change of Control

If a change of control occurred under the LTEP, executive officers’ stock options would automatically vest and remain exercisable throughout their entire term unless otherwise prohibited by law. In the case of a change of control, the Company would consider all target opportunities possible under the LTEP to have been met for the performance period encompassing the change of control and all restrictions imposed upon restricted stock would lapse. With respect to the LTEP, the Company deems a change of control to have occurred:

•	at any time when NMIC ceases to be the beneficial owner, directly or indirectly, of NFS securities representing 50.1% or more of the Company’s combined voting power; or

•	at any time the Company’s shareholders approved a plan of complete liquidation or the sale or disposition of all or substantially all of the Company’s assets.

If a change of control occurred under the PIP or SIP, the Company would consider all target opportunities possible under the PIP or SIP to have been met for the performance period encompassing the change of control.

Other Provisions

Other than as noted with regard to Messrs. Jurgensen and Thresher, the executive severance agreements for each are substantially similar. Each agreement contains material non-competition, non-solicitation and confidentiality provisions, which condition Nationwide’s promises to pay severance on the executive officer’s compliance with such provisions. The agreements also condition receipt of severance upon the execution of a binding release of NMIC, NFS and other related parties.

The following tables reflect the Company’s estimates of the payments and benefits the named executive officers would have received if a termination of employment or a change of control of NFS or NMIC had occurred on December 31, 2008. As the merger between the Company, NMIC, Nationwide Corporation and NWM Merger Sub, Inc. was not effective until January 1, 2009, the amounts noted below include stock options and other stock-based incentive to which the executive officer in question would have still been entitled on December 31, 2008.

Mr. Jurgensen ceased service as the Company’s Chief Executive Officer effective February 19, 2009; however, his table reflects what he would have been entitled to on December 31, 2008.

Special Note Related to Annual and Long-term Incentive Awards for the 2008 Performance Period

For the 2008 performance period, the Company did not meet its performance goals under the PIP, and, as such, no annual incentive payments were earned by the named executive officers, except for Mr. Carter, who earned an incentive payment under the SIP. In addition, the LTEP performance score for 2008 has not yet been set by the NMIC human resources committee; however, the score is expected to be less than target. As a result, the tables below reflect an estimated amount based on a score of zero for the 2008 performance period.

W. G. Jurgensen1

Benefits and payments upon termination	Voluntary termination	Without cause termination	For cause termination	Termination upon or following a change of control[2]	Death or disability	Change of control without termination
Short-term incentives:
Annual Incentive	$—	$323,663	$—	$323,663	$—	$—
Long-term incentives:
Non-equity incentives[3]	919,331	612,881	—	1,178,126	1,313,330	1,212,450
Stock options[4]	—	—	—	364,981	—	364,981
Benefits and perquisites:
Life insurance proceeds	—	—	—	—	616,500	—
Cash severance[5]	—	3,131,612	—	3,131,891	—	—
Miscellaneous perquisites[6]	—	3,525	—	3,525	—	—

Total compensation	$919,331	$4,071,681	$—	$5,002,186	$1,929,830	$1,577,431

[1]	This table reflects estimates only and not actual amounts payable to Mr. Jurgensen upon his cessation of service as the Chief Executive Officer and director of the Company on February 19, 2009.

[2]	Represents amounts payable upon a termination without cause or following a substantial reorganization.

[3]

Reflects an estimate of Mr. Jurgensen’s vested NVA award bank. Upon a termination of employment or a change in control on December 31, 2008, the compensation committee could have provided Mr. Jurgensen with a prorated debit or credit to his NVA award bank for the performance period ended December 31, 2008. The actual NVA score for 2008 has not yet been determined. Consequently, the prorated debit or credit is not yet calculable. The amounts in this field assume no application of a prorated debit or credit, except in the change in control columns where a credit equal to target under the LTEP change in control provisions is assumed. To the extent applicable, the amounts also assume a vested percentage of 70% of Mr. Jurgensen’s NVA award bank.

[4]

Represents the value of the stock options that would vest due to a change of control. The value is based on the excess of the closing price of NFS Class A common stock on December 31, 2008, over the exercise price of the stock options.

[5]

Includes the Company’s contribution to lump-sum cash amounts equal to the sum of: three times base salary; three times 2008 matching amounts in the Nationwide Savings Plan and Nationwide Supplemental Defined Contribution Plan; two times 2008 NVA target award opportunity; and three times the annual COBRA rate, grossed up for FICA and income taxes, in effect at the time of termination for Mr. Jurgensen and his family, if applicable.

[6]	Represents the amount the Company would have contributed for outplacement and financial services.

Timothy G. Frommeyer

Benefits and payments upon termination	Voluntary termination	Without cause termination	For cause termination	Termination upon or following a change of control	Death or disability	Change of control without termination
Long-term incentives:
Non-equity Incentives[1]	$131,887	$131,887	$—	$229,637	$263,774	$195,500
Stock options[2]	—	—	—	47,662	—	47,662
Benefits and perquisites:
Life insurance proceeds	—	—	—	—	1,372,000	—
Cash severance[3]	—	321,800	—	321,800	—	—

Total compensation	$131,887	$453,687	$—	$599,099	$1,635,774	$243,162

[1]

Upon a termination of employment, except for cause, on December 31, 2008, the compensation committee could have provided Mr. Frommeyer with a prorated debit or credit to his NVA award bank for the performance period ended December 31, 2008. The actual NVA score for 2008 has not yet been determined. Consequently, the prorated debit or credit is not yet calculable. The amounts in this field assume no application of a prorated debit or credit and a vested percentage of 50% of Mr. Frommeyer’s NVA award bank. Also, upon a change in control, targets are presumed to have been met for the performance period and target awards credited to the NVA award banks.

[2]

Represents the value of the stock options that would vest due to a change of control. The value is based on the excess of the closing price of NFS Class A common stock on December 31, 2008, over the exercise price of the stock options.

[3]

Includes an estimate of the amount the Company would pay under the severance program guidelines for executives described above. For purposes of this table, the Company assumed a payment based on twelve months of base salary and $6,800 for outplacement services.

Mark R. Thresher

Benefits and payments upon termination	Voluntary termination	Without cause termination	For cause termination	Termination upon or following a change of control[1]	Death or disability	Change of control without termination
Short-term incentives:
Annual Incentive	$—	$682,500	$—	$682,500	$—	$—
Long-term incentives:
Non-Equity Incentives[2]	251,099	167,383	—	751,671	1,004,397	1,253,300
Stock options[3]	—	—	—	155,522	—	155,522
Benefits and perquisites:
Life insurance proceeds	—	—	—	—	3,000,000	—
Cash severance[4]	—	4,317,197	—	4,317,197	—	—
Miscellaneous perquisites[5]	—	17,150	—	17,150	—	—

Total compensation	$251,099	$5,184,230	$—	$5,924,040	$4,004,397	$1,408,822

[1]	Represents amounts payable upon a termination without cause or upon resignation following a substantial reorganization.

[2]

Upon a termination of employment or a change in control on December 31, 2008, the compensation committee could have provided Mr. Thresher with a prorated debit or credit to his NVA award bank for the performance period ended December 31, 2008. The actual NVA score for 2008 has not yet been determined. Consequently, the prorated debit or credit is not yet calculable. The amounts in this field assume no application of a prorated debit or credit, except in the change in control columns where a credit equal to target under the LTEP change in control provisions is assumed. To the extent applicable, the amounts also assume a vested percentage of 25% of Mr. Thresher’s NVA award bank. Also, upon a change in control, targets are presumed to have been met for the performance period and target awards credited to the NVA award banks.

[3]

Represents the value of the stock options that would vest due to a change of control. The value is based on the excess of the closing price of NFS Class A common stock on December 31, 2008, over the exercise price of the stock options.

[4]

Includes lump-sum cash amounts equal to the sum of two times base salary; two times 2008 matching amounts in the Nationwide Savings Plan and Nationwide Supplemental Defined Contribution Plan; two times 2008 NVA target award opportunity; two times the annual COBRA rate, grossed up for FICA and income taxes, in effect at the time of termination for Mr. Thresher and his family, if applicable; and supplemental pension benefits.

[5]	Represents the amount the Company would have contributed for outplacement and financial services.

Michael A. Hamilton

Benefits and payments upon termination	Voluntary termination	Without cause termination	For cause termination	Termination upon or following a change of control	Death or disability	Change of control without termination
Long-Term Incentives
Non-equity Incentives[1]	$—	$—	$—	—	$27,330	$225,000
Benefits and perquisites:
Life insurance proceeds	—	—	—	—	1,722,000	—
Cash severance[2]	—	291,800	—	291,800	—	—

Total compensation	$—	$291,800	$—	$291,800	$1,749,330	$225,000

[1]

Mr. Hamilton would have been 0% vested in his NVA award bank if his employment terminated on December 31, 2008, unless the termination was due to death or disability. The amount in the change of control column reflects the target contribution that would be made to Mr. Hamilton’s NVA award bank upon a change of control. The amount in the death or disability column is an estimate of what would have been paid from Mr. Hamilton’s NVA award bank following the termination. Since the debit or credit attributable to the 2008 performance period is not yet calculable, the Company assumed no increase or decrease in Mr. Hamilton’s NVA award bank based on the 2008 performance period.

[2]

Includes an estimate of the amount the Company would pay under the severance program guidelines for executives described above. For purposes of this table, the Company assumed a payment based on twelve months of base salary and $6,800 for outplacement services.

John L. Carter

Benefits and payments upon termination	Voluntary termination	Without cause termination	For cause termination	Termination upon or following a change of control[1]	Death or disability	Change of control without termination
Short-term incentives:
Sales Incentive	$25,245	$25,245	$—	$25,245	$25,245	$—
Long-term incentives:
Non-equity Incentives[1]	—	—	—	—	184,667	163,000
Stock options[2]	—	—	—	38,943	—	38,943
Benefits and perquisites:
Life insurance proceeds	—	—	—	—	2,996,000	—
Cash severance[3]	—	336,800	—	336,800	—	—

Total compensation	$25,245	$362,045	$—	$400,988	$3,205,912	$201,943

[1]

Mr. Carter would have been 0% vested in his NVA award bank if his employment terminated on December 31, 2008, unless the termination was due to death or disability. The amount in the change of control column reflects the target contribution that would be made to Mr. Carter’s NVA award bank upon a change of control. The amount in the death or disability column is an estimate of what would have been paid from Mr. Carter’s NVA award bank following the termination. Since the debit or credit attributable to the 2008 performance period is not yet calculable, the Company assumed no increase or decrease in Mr. Carter’s NVA award bank based on the 2008 performance period.

[2]

Represents the value of the stock options that would vest due to a change of control. The value is based on the excess of the closing price of NFS Class A common stock on December 31, 2008, over the exercise price of the stock options.

[3]

Includes an estimate of the amount the Company would pay under the severance program guidelines for executives described above. For purposes of this table, the Company assumed a payment based on twelve months of base salary and $6,800 for outplacement services.

Director Compensation for 2008

Name (a)	Fees earned or paid in cash[1] (b)	Stock awards[2] (c)	Option awards[3] (d)	Non-equity incentive plan compensation (e)	Change in pension value and nonqualified deferred compensation earnings (f)	All other compensation[4] (g)	Total (h)
Arden L. Shisler, Chairman	$246,135	$32,217	$732	$—	$—	$2,600	$281,684
Joseph A. Alutto	274,583	30,550	732	—	—	—	305,865
James G. Brocksmith, Jr.	297,583	30,550	732	—	—	—	328,865
Keith W. Eckel	226,150	30,550	732	—	—	—	257,432
Lydia M. Marshall	265,254	30,550	732	—	—	—	296,536
Donald L. McWhorter	74,710	30,550	731	—	—	—	105,991
David O. Miller	268,468	30,550	732	—	—	—	299,750
Martha Miller de Lombera	172,167	30,550	732	—	—	—	203,449
James F. Patterson	251,359	30,550	732	—	—	—	282,641
Gerald D. Prothro	290,000	30,550	732	—	—	1,678	322,960
Alex Shumate	172,167	30,550	732	—	—	—	203,449
Thomas F. Zenty, III	117,690	—	—	—	—	—	117,690

[1]

Includes special committee fees totaling $81,333.30 each for Dr. Alutto and Messrs. Brocksmith and Prothro. The Company paid the special committee members a monthly retainer of $8,333.33 for service on a special committee established to review the merger between NFS, NMIC, Nationwide Corporation and NWM Merger Sub, Inc. Also includes a deferred compensation award in the amount of $90,000 for all directors except Mr. McWhorter, who received $31,475; Mr. Zenty, who received $58,525; and Ms. Miller de Lombera, whose amount includes $90,000 in the form of an additional cash retainer in lieu of deferred compensation. The deferred cash award, for all directors with the exception of Ms. Miller de Lombera, was credited to the Nationwide Guaranteed Investment Contract (GIC) investment option of the Nationwide Deferred Compensation Plan. The deferred cash award vested upon grant and was payable in a lump sum in January of the year following the year the director separated from service on the board. As a result of the merger between the Company, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., the directors, other than Ms. Miller de Lombera, were given the opportunity to change their distribution election to either one to fifteen installments beginning the January of the year following the year of separation from service on the board or one to ten installments beginning January of a specified year between 2009 and 2018.

[2]

Represents the amount the Company expensed in 2008 with respect to all outstanding deferred stock units. The deferred stock units, valued at $52.25 per unit pursuant to the terms of the merger agreement between the Company, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., were transferred from the NFS, Inc. Stock Index investment option to the Nationwide GIC investment option effective January 2, 2009 following the effective date of the merger. The deferred stock units vested upon grant and were payable in a lump sum in January of the year following the year the director separated from service on the board. As a result of the merger, the directors, other than Ms. Miller de Lombera, were given the opportunity to change their distribution election to either one to fifteen installments beginning the January of the year following the year of separation from service on the board or one to ten installments beginning January of a specified year between 2009 and 2018. See “Payments to Directors Related to the Merger” below.

[3]

Represents the value the Company expensed in 2008 for stock option awards, disregarding any forfeitures. As of December 31, 2008, the following options were outstanding: Mr. Shisler—21,298; Dr. Alutto—16,479; Mr. Brocksmith—21,298; Mr. Eckel—8,870; Ms. Marshall—23,298; Mr. McWhorter—21,252; Mr. Miller—21,298; Ms. Miller de Lombera—10,205; Mr. Patterson—11,759; Mr. Prothro—15,259; Mr. Shumate—16,479; and Mr. Zenty—0. The Company describes the assumptions used in the valuation in Note 2(s) to the audited consolidated financial statements included in the F pages of this report. As of January 1, 2009, pursuant to the merger agreement between the Company, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., all options were cancelled and no options remained outstanding.

[4]	Amounts represent tax gross-ups for spousal travel expenses. No director received perquisites in excess of $10,000 per director in 2008.

Director Compensation

The Company does not separately compensate members of the board of directors who are also employees of the Company, or employees of affiliates, for their service on the board of directors or any of its committees. During 2008, directors who were not employees of the Company or employees of affiliates received the compensation described below.

Retainer Fees and Meeting Fees

For 2008, the Company paid non-employee directors an annual cash retainer of $55,000, paid in monthly installments, for service on the board of directors and its committees. The Company also granted to each non-employee director a payment of $90,000 directly into each director’s deferred compensation account, with the exceptions of Mr. McWhorter, who received a prorated award of $31,475 as he retired from the board of directors in May 2008; Mr. Zenty, who received a prorated award of $58,525 as he was first elected to the board of directors in May 2008; and Ms. Miller de Lombera, who received an additional $90,000 cash payment in lieu of the $90,000 in deferred compensation. These awards replaced the $90,000 in deferred stock units the Company granted to non-employee directors for 2007. Each director was able to choose his or her investment selections from approximately eighty investment options, none of which included NFS common stock, and were able to change their investment options once every seven days.

The chairman of the board received an additional annual cash retainer of $40,000, paid in monthly installments in cash, except for the first installment, which was paid half in cash and half in Class A common stock of the Company. The audit committee chairman received an additional annual cash retainer of $15,000, and the chairman of each other committee received an additional cash retainer of $6,000. Non-employee directors also received a cash meeting fee of $2,250 for each audit committee meeting attended and a cash meeting fee of $2,000 for each board of directors or other committee meeting attended.

An additional cash retainer of $15,000 is payable to members of special committees, if and when the board of directors establishes such committees. Special committee members also receive $2,000 for each special committee meeting attended. For the special committee formed for purposes of the merger between the Company, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., the compensation committee recommended, and the board of directors approved, a monthly retainer in the amount of $8,333.33 in lieu of the standard special committee fee arrangement; provided the retainer paid is not less than $50,000.

Directors may elect annually to defer any or all of their cash compensation for board service. Amounts directors defer earn a non-preferential return equivalent to the rate of return on selected investment choices offered under the Nationwide Board of Directors’ Deferred Compensation Plan.

Other Compensation

The Company may pay or reimburse travel expenses for the spouses or guests of directors. This may include travel on the company plane. The Company may also reimburse directors for certain physical examinations.

In 2008, no director received perquisites in excess of $10,000.

Changes to Director Compensation for 2009

As of January 1, 2009, the former members of the Company’s board of directors resigned and three members of management were elected to serve as directors. As employees of NFS, these new directors receive no additional compensation for service on the board of directors.

Payments to Directors Related to the Merger

Pursuant to the merger between NFS, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., each director received the merger consideration of $52.25 per share for each share of NFS Class A common stock and for each deferred stock unit they owned as of the record date for the transaction. Directors also received $52.25 per option less the exercise price for any outstanding stock options with an exercise price not in excess of the merger consideration.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership as of February 27, 2009, of the holders of NFS common stock. The Company’s directors and executive officers do not beneficially own any NFS common stock.

Common Stock

The following table sets forth the number of shares of NFS common stock owned by each person or entity known by the Company to be the beneficial owner of more than five percent of such common stock.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Nationwide Corporation 1 Nationwide Plaza Columbus, Ohio 43215	100 shares	100%

Securities Authorized for Issuance Under Equity Compensation Plans

NFS maintains two equity compensation plans, the Fourth Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) and the Amended and Restated Nationwide Financial Services, Inc. Stock Retainer Plan for Non-Employee Directors (Stock Retainer Plan). As a result of the merger between NFS, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., as of January 1, 2009, there are no longer securities available for issuance under these plans. The following table provides information about equity awards under these plans as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options warrants and rights (b)		Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders[1]	4,191,148	[2]	$33.89	[3]	$8,723,711	[4]
Equity compensation plans not approved by shareholders	N/A		N/A		N/A
Total	4,191,148		$33.89		$8,723,711

[1]	Consists of the LTEP and the Stock Retainer Plan. NFS does not maintain any equity compensation plan not approved by the Company’s shareholders.

[2]

Represents the number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2008. As of January 1, 2009, there are no shares available for issuance under either the LTEP or the Stock Retainer Plan as a result of the merger between the Company, NMIC, Nationwide Corporation and NWM Merger Sub, Inc.

[3]

Represents the weighted average exercise price of outstanding options, warrants and rights as of December 31, 2008. Effective January 1, 2009, all outstanding options were cancelled as a result of the merger between the Company, NMIC, Nationwide Corporation and NWM Merger Sub, Inc.

[4]

Represents the number of securities available for issuance under the LTEP and the Stock Retainer Plan as of December 31, 2008, of which 575 shares were available for issuance under the Stock Retainer Plan. With respect to the LTEP, in addition to being available for issuance upon exercise of options and stock appreciation rights, 8,723,136 shares were available for issuance in connection with restricted stock, performance shares, performance units and stock-based Nationwide Value Added awards. As of January 1, 2009, there are no shares available for issuance under either the LTEP or the Stock Retainer Plan as a result of the merger between the Company, NMIC, Nationwide Corporation and NWM Merger Sub, Inc.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Person Transactions

License to Use Nationwide Name and Service Marks

The Company and certain of its subsidiaries have a license to use the “Nationwide” trade name and certain other service marks solely for the purpose of identifying and advertising the Company’s long-term savings and retirement business and related activities.

Nationwide Mutual Agents

NMIC allows the Company to distribute its variable annuity, fixed annuity and individual universal, variable and traditional life insurance products through NMIC agents.

Group Annuity and Life Insurance Contracts

The Company issues group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $2.96 billion and $3.06 billion as of December 31, 2008 and 2007, respectively. Total revenues from these contracts were $137.9 million, $132.3 million and $139.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances was $115.6 million, $110.1 million and $111.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The terms of these contracts are materially consistent with what the Company offers to unaffiliated parties who are similarly situated.

Federal Income Taxes

Through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC, as described in Note 14 to the audited consolidated financial statements included in the F pages of this report. Effective October 1, 2002, NFS began filing a consolidated federal tax return with its non-life insurance company subsidiaries. Total payments from NMIC were $22.5 million and $16.3 million during the years ended December 31, 2008 and 2006, respectively. These payments related to tax years prior to deconsolidation. There were no payments during 2007.

Modified Coinsurance Agreements

The Company’s subsidiary, NLIC has a reinsurance agreement with NMIC whereby all of NLIC’s accident and health business not ceded to unaffiliated reinsurers is ceded to NMIC on a modified coinsurance basis. Either party may terminate the agreement on January 1 of any year with prior notice. Under a modified coinsurance agreement, the ceding company retains invested assets, and investment earnings are paid to the reinsurer. Under the terms of NLIC’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC for the years ended December 31, 2008, 2007 and 2006 were $202.3 million, $317.6 million and $430.8 million, respectively, while benefits, claims and expenses ceded during these years were $218.9 million, $348.1 million and $470.4 million, respectively.

Amended and Restated Cost Sharing Agreement

The Company has entered into significant, recurring transactions and agreements with NMIC, other affiliates and subsidiaries as a part of its ongoing operations. These include annuity and life insurance contracts, office space leases and agreements related to reinsurance, cost sharing, administrative services, marketing, intercompany loans, intercompany repurchases, cash management services and software licensing. Measures used to allocate expenses among companies include individual employee estimates of time spent, special cost studies, the number of full-time employees, commission expense and other methods agreed to by the participating companies.

In addition, Nationwide Services Company, LLC (NSC), a subsidiary of NMIC, provides data processing, systems development, hardware and software support, telephone, mail and other services to the Company, based on specified rates for units of service consumed. For the years ended December 31, 2008, 2007 and 2006, the Company made payments to NMIC and NSC totaling $286.8 million, $288.5 million and $264.5 million, respectively.

Marketing Allowance Agreement

Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that NMIC pays to Nationwide agents. These costs cover product development and promotion, sales literature, rent and similar items. Payments under this agreement totaled $8.3 million, $20.1 million and $28.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Leases

The Company leases office space from NMIC. For the years ended December 31, 2008, 2007 and 2006, the Company made lease payments to NMIC of $22.9 million, $24.4 million and $19.3 million, respectively.

Repurchase Agreements

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller will transfer securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of December 31, 2008 and 2007, the Company had no outstanding borrowings from affiliated entities under such agreements. During 2008, 2007 and 2006, the most the Company had outstanding at any given time was $151.6 million, $178.2 million and $191.5 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these years were immaterial.

Cash Management Agreement

The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC for the benefit of the Company were $2.71 billion and $473.0 million as of December 31, 2008 and 2007, respectively, and are included in short-term investments on the consolidated balance sheets.

Online Brokerage Software Application

The Company and an affiliate are currently developing a browser-based policy administration and online brokerage software application for defined benefit plans. In connection with the development of this application, the Company made net payments, which were expensed, to that affiliate related to development totaling $15.1 million, $13.0 million and $9.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note Purchase Agreement

NLIC entered into a note purchase agreement with an affiliate on November 17, 2006 to purchase $25.0 million of the affiliate’s 5.6% senior notes due November 16, 2016. The notes are secured by certain pledged mortgage servicing rights. The note is payable in seven equal principal installments of $3.8 million which begin November 6, 2010. Interest is payable semi-annually on each May 16 and November 16.

Securities Transaction

During 2008, a wholly-owned banking subsidiary of the Company sold, at fair value, securities with an estimated fair value of $144.2 million to NMIC. The sale resulted in a net realized loss of $23.5 million to the Company.

Policies and Procedures for Review and Approval of Related Person Transactions

The Company has a written conflict of interests policy that is administered by the Office of Ethics and Business Practices. All executive officers and directors are subject to the policy, which is designed to cover related persons transactions with executive officers, directors and their immediate family members. It does not identify related person transactions with security holders that own 5% or more of NFS voting securities or the nominees for directors. The policy prohibits:

•	using any Nationwide affiliation for private or personal advantage;

•	any interest or association that interferes with independent exercise of judgment in the best interest of Nationwide; and

•	outside business activities that might interfere with loyalty to any Nationwide company.

The Company requires its executive officers and directors to annually complete a conflict of interests certificate. This certificate requires the executive officers and directors to represent that they have read the conflict of interests policy and disclose any conflicts of interests. It also requires the completion of an outside business activities questionnaire. Each reported possible conflict of interest is reviewed by the Office of Ethics and Business Practices and addressed by appropriate action. The Office of Ethics and Business Practices submits an annual summary report covering each reported conflict of interest an executive officer or director reports and the disposition of each matter to the audit committee of the board of directors.

Independence Standards for Directors

Prior to January 1, 2009, the board of directors was subject to independence standards for directors, which were attached as Appendix A to the proxy statement filed on March 27, 2008. These standards contained objective standards that the board of directors had determined are appropriate. For 2008, the board of directors, upon a recommendation by the governance committee, determined the independence of each board member at its meeting on February 20, 2008, in accordance with the independence standards for directors then in place. The board determined that each of the directors was independent with the exception of Mr. Jurgensen, as he is an employee of the Company.

Effective January 1, 2009, pursuant to the merger agreement between the Company, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., the members of the board of directors resigned and three members of management were elected to the board—Messrs. Thresher, Fommeyer and Hilsheimer. At its meeting on February 20, 2009, the board of directors of the Company adopted the New York Stock Exchange’s definition of independence and terminated the independence standards for directors to which the former members of the board had been subject. Per the New York Stock Exchange’s definition, the board determined at the same meeting that none of its members are independent.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services KPMG LLP rendered to the Company and its subsidiaries for the years ended December 31, 2008 and 2007.

Principal Accounting Fees and Services Table

	2008	2007
Audit fees	$7,621,330	$7,390,160
Audit related fees[1]	1,007,000	1,521,500
Tax fees[2]	197,200	140,000

Total fees	$8,825,530	$9,051,660

[1]

Audit related fees were principally for reports on internal controls per Statement on Auditing Standards No. 70, Service Organizations; financial statement audits of employee benefit plans; consultations with management regarding the accounting treatment of transactions or potential impact of rulings prescribed by the Securities and Exchange Commission, the Financial Accounting Standards Board or other accounting standard-setting bodies; and other audit-related agreed-upon procedures reports.

[2]

Tax fees were for tax consultation regarding federal tax issues resulting from Internal Revenue Service examinations, assistance with Internal Revenue Service or other taxing authority audits, and activities such as tax planning and preparing tax returns to be filed with various taxing authorities.

The audit committee has adopted the following pre-approval policies and procedures for services provided by the independent registered public accounting firm.

Types of Services and Audit Committee Pre-approval

There are four categories of services the independent registered public accounting firm may provide to the Company and its subsidiaries:

Audit Services

Audit services include activities that directly relate to the issuance of the independent registered public accounting firm’s report on the various legal entities that are audited within the Company and its subsidiaries. For 2008, the independent registered public accounting firm submitted to the Company’s audit committee a list of audit reports that would result from the annual audit. An audit fee was estimated and presented to the audit committee that specifically related to these deliverables. The audit committee pre-approved both the services and the related fees. Where applicable, the audit committee provided such pre-approval at its meeting. Between meetings, as necessary, the chairman of the audit committee, to whom the audit committee delegated pre-approval authority, provided the pre-approval. The chairman then updated the full audit committee at the next audit committee meeting on any interim approvals he granted. All requests or applications for services the independent registered public accounting firm provides that were not contemplated by this annual pre-approval process, including requests to increase the budget for an approved service, were submitted to the Executive Vice President – Finance. In such cases, the Executive Vice President – Finance confirmed whether or not such services and/or budget was outside the scope of the annual pre-approved services and budget and submitted the appropriate requests and applications to the audit committee for pre-approval. The independent registered public accounting firm was not permitted to perform any audit services for the Company or its subsidiaries without the pre-approval of the audit committee.

Audit-Related Services

Audit-related services include those activities that the independent registered public accounting firm performs that are indirectly related to the financial statement audits, but are not required to enable the independent registered public accounting firm to form its opinion on those financial statements. For 2008, the independent registered public accounting firm submitted to the Company’s audit committee a list of audit-related reports management had requested. The independent registered public accounting firm estimated a fee related to these deliverables and presented the estimated fee to the audit committee. The audit committee pre-approved both the services and the related fees. Where applicable, the audit committee provided such specific pre-approval at its meeting. Between meetings, as necessary, the chairman of the audit committee, to whom the audit committee delegated pre-approval authority, provided the pre-approval. The chairman then updated the full audit committee at its next meeting of any interim approvals he granted. All requests or applications for services the independent registered public accounting firm provides that were not contemplated by this annual pre-approval process, including requests to increase the budget for an approved service, were submitted to the Executive Vice President – Finance. In such cases, the Executive Vice President – Finance confirmed whether or not such services and/or budget was outside the scope of the annual pre-approved services and budget and submitted the appropriate requests and applications to the audit committee for pre-approval. The independent registered public accounting firm was not permitted to perform any audit-related services for the Company or any of its subsidiaries without the pre-approval of the audit committee.

Tax Services

For 2008, the independent registered public accounting firm submitted to the audit committee a list of tax services management had requested. A fee related to these deliverables was estimated and presented to the audit committee. The audit committee pre-approved both the services and the related fees. Where applicable, the audit committee provided such specific pre-approval at its meeting. Between meetings, as necessary, the chairman of the audit committee, to whom the audit committee delegated pre-approval authority, was able to provide the pre-approval. The chairman then updated the full audit committee at its next meeting of any interim approvals he granted. All requests or applications for services the independent registered public accounting firm provided that were not contemplated by this annual pre-approval process, including requests to increase the budget for an approved service, were to be submitted to the Executive Vice President – Finance. In such cases, the Executive Vice President – Finance confirmed whether or not such services and/or budget were outside the scope of the annual pre-approved services and budget and submitted the appropriate requests and applications to the audit committee for pre-approval. The independent registered public accounting firm was not permitted to perform any tax work for the Company or any of its subsidiaries without the pre-approval of the audit committee.

Non-Audit Services

For 2008, the independent registered public accounting firm submitted to the audit committee a list of non-audit services and reports The independent registered public accounting firm estimated the fee related to these deliverables and presented the estimate to the audit committee. The audit committee pre-approved both the services and the related fees. Where applicable, the audit committee provided such specific pre-approval at its meeting or, between meetings, as necessary, the chairman of the audit committee, to whom the audit committee delegated pre-approval authority, was able to provide such pre-approval. The chairman then updated the full audit committee at its next meeting of any interim approvals he granted. All requests or applications for services the independent registered public accounting firm provided that were not contemplated by this annual pre-approval process, including requests to increase the budget for an approved service, were submitted to the Executive Vice President – Finance. In such cases, the Executive Vice President – Finance confirmed whether or not such services and/or budget were outside the scope of the annual pre-approved services and budget and submitted the appropriate requests and applications to the audit committee for pre-approval. The independent registered public accounting firm was not permitted to perform any non-audit services for the Company or any of its subsidiaries without the pre-approval of the audit committee.

The following is a list of services the independent registered public accounting firm may not provide to the Company:

•	bookkeeping or other services related to the Company’s accounting records or financial statements or that of its subsidiaries;

•	financial information systems design and implementation;

•	appraisal or valuation services, fairness opinions or contribution-in-kind reports;

•	actuarial services;

•	internal audit outsourcing services;

•	management functions or human resources;

•	broker or dealer, investment advisor or investment banking services;

•	legal services and expert services unrelated to the audit; and

•	any other service that the Public Company Accounting Oversight Board determines, by regulation, is not permissible.

The services that the independent registered public accounting firm provides as a sub-contractor to any of the Company’s vendors, for example, to any of the Company’s attorneys or consultants, or to a vendor of any of the Company’s subsidiaries, are subject to this policy and pre-approval process.

Monitoring and Reporting

For 2008, the audit committee periodically monitored the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services were within the parameters it pre-approved. The Executive Vice President – Finance tracked all fees paid to the independent registered public accounting firm for all services.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

During 2008, the Audit Committee of the Board of Directors of the Company, which was composed of independent directors pursuant to the New York Stock Exchange listing standards and rules of the Securities and Exchange Commission, met periodically with the external and internal auditors, jointly and separately, to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to assure their independence and free access to the Audit Committee.

/s/ Mark R. Thresher
Name: Mark R. Thresher
Title: President and Chief Operating Officer
(Principal Executive Officer)

March 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Nationwide Financial Services, Inc.:

We have audited the accompanying consolidated balance sheets of Nationwide Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of (loss) income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Financial Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nationwide Financial Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the American Institute of Certified Public Accountants’ Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, in 2007.

/s/ KPMG LLP
Columbus, Ohio March 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Nationwide Financial Services, Inc.:

We have audited Nationwide Financial Services, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting contained in Item 9A, Controls and Procedures, of the Company’s 2008 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Nationwide Financial Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nationwide Financial Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of (loss) income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Columbus, Ohio March 2, 2009

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of (Loss) Income

(in millions, except per share amounts)

	Years ended December 31,
	2008	2007	2006
Revenues:
Policy charges	$1,340.5	$1,383.9	$1,316.0
Premiums	417.7	432.7	441.5
Net investment income	1,971.3	2,276.7	2,300.2
Net realized investment (losses) gains	(1,549.9)	(165.2)	9.1
Other income	528.0	600.8	495.7

Total revenues	2,707.6	4,528.9	4,562.5

Benefits and expenses:
Interest credited to policyholder accounts	1,210.5	1,342.0	1,381.5
Benefits and claims	875.4	682.9	646.8
Policyholder dividends	93.1	83.1	90.7
Amortization of deferred policy acquisition costs	691.6	382.1	462.9
Amortization of value of business acquired and other intangible assets	32.4	50.2	49.3
Interest expense	105.6	110.6	103.1
Debt extinguishment costs	—	10.2	—
Other operating expenses	1,066.9	1,067.4	1,028.9

Total benefits and expenses	4,075.5	3,728.5	3,763.2

(Loss) income from continuing operations before federal income tax (benefit) expense	(1,367.9)	800.4	799.3
Federal income tax (benefit) expense	(532.1)	190.7	72.2

(Loss) income from continuing operations	(835.8)	609.7	727.1
Discontinued operations, net of taxes	(13.2)	23.1	(3.1)
Cumulative effect of adoption of accounting principle, net of taxes	—	(6.0)	—

Net (loss) income	$(849.0)	$626.8	$724.0

(Loss) earnings from continuing operations per common share:
Basic	$(6.06)	$4.28	$4.85
Diluted	$(6.06)	$4.25	$4.82
(Loss) earnings per common share:
Basic	$(6.16)	$4.40	$4.83
Diluted	$(6.16)	$4.37	$4.80
Weighted average common shares outstanding:
Basic	137.9	142.5	149.9
Diluted	137.9	143.5	150.7

Cash dividends declared per common share	$0.87	$1.04	$0.92

See accompanying notes to consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except per share amounts)

	December 31,
	2008	2007
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (amortized cost $25,825.7 and $27,263.9)	$23,069.7	$27,189.2
Equity securities (amortized cost $68.7 and $117.5)	60.7	124.2
Mortgage loans on real estate, net	7,888.2	8,316.1
Short-term investments, including amounts managed by a related party	3,055.0	1,173.6
Other investments	2,146.3	2,265.0

Total investments	36,219.9	39,068.1
Cash	165.5	73.6
Accrued investment income	352.1	368.4
Deferred policy acquisition costs	4,523.8	4,095.6
Value of business acquired	334.0	354.8
Goodwill	246.5	301.2
Other assets	2,944.9	2,090.4
Separate account assets	48,840.7	72,855.0

Total assets	$93,627.4	$119,207.1

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$35,720.0	$35,441.5
Short-term debt	295.7	309.3
Long-term debt	1,725.9	1,565.1
Other liabilities	3,986.9	3,711.6
Separate account liabilities	48,840.7	72,855.0

Total liabilities	90,569.2	113,882.5

Shareholders’ equity:
Preferred stock ($0.01 par value; authorized – 50.0 shares; issued and outstanding – none)	—	—
Class A common stock ($0.01 par value; authorized – 750.0 shares; issued – 72.1 and 71.7 shares; outstanding – 46.3 and 46.7 shares)	0.7	0.7
Class B common stock ($0.01 par value; authorized – 750.0 shares; issued and outstanding – 91.8 shares)	1.0	1.0
Additional paid-in capital	1,807.1	1,782.4
Retained earnings	3,884.0	4,853.0
Accumulated other comprehensive loss	(1,370.8)	(81.5)
Treasury stock, at cost (25.8 and 25.0 shares)	(1,262.5)	(1,229.6)
Other, net	(1.3)	(1.4)

Total shareholders’ equity	3,058.2	5,324.6

Total liabilities and shareholders’ equity	$93,627.4	$119,207.1

See accompanying notes to consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(in millions)

	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Other, net	Total shareholders’ equity
Balance as of December 31, 2005	$0.7	$1.0	$1,560.0	$4,031.1	$100.7	$(304.2)	$(1.7)	$5,387.6
Cash dividends declared	—	—	—	(136.6)	—	—	—	(136.6)
Common shares repurchased under announced program	—	—	(4.8)	—	—	(412.0)	—	(416.8)
Stock options exercised	—	—	87.6	—	—	—	—	87.6
Other, net	—	—	45.7	—	—	(0.1)	0.1	45.7
Comprehensive income:
Net income	—	—	—	724.0	—	—	—	724.0
Other comprehensive loss, net of taxes	—	—	—	—	(68.8)	—	—	(68.8)

Total comprehensive income								655.2

Balance as of December 31, 2006	0.7	1.0	1,688.5	4,618.5	31.9	(716.3)	(1.6)	5,622.7

Cash dividends declared	—	—	—	(190.5)	—	—	—	(190.5)
Common shares repurchased under announced program	—	—	(1.6)	—	—	(511.4)	—	(513.0)
Stock options exercised	—	—	75.0	—	—	—	—	75.0
Nationwide Funds Group acquisition, net (see Note 2)	—	—	12.1	(202.5)	—	—	—	(190.4)
Other, net	—	—	8.4	0.7	—	(1.9)	0.2	7.4
Comprehensive income:
Net income	—	—	—	626.8	—	—	—	626.8
Other comprehensive loss, net of taxes	—	—	—	—	(113.4)	—	—	(113.4)

Total comprehensive income								513.4

Balance as of December 31, 2007	0.7	1.0	1,782.4	4,853.0	(81.5)	(1,229.6)	(1.4)	5,324.6

Cash dividends declared	—	—	—	(120.0)	—	—	—	(120.0)
Common shares repurchased under announced program	—	—	—	—	—	(32.9)	—	(32.9)
Stock options exercised	—	—	14.4	—	—	—	—	14.4
Other, net	—	—	10.3	—	—	—	0.1	10.4
Comprehensive loss:
Net loss	—	—	—	(849.0)	—	—	—	(849.0)
Other comprehensive loss, net of taxes	—	—	—	—	(1,289.3)	—	—	(1,289.3)

Total comprehensive loss								(2,138.3)

Balance as of December 31, 2008	$0.7	$1.0	$1,807.1	$3,884.0	$(1,370.8)	$(1,262.5)	$(1.3)	$3,058.2

See accompanying notes to consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in millions)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(849.0)	$626.8	$724.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of subsidiary	—	(45.5)	—
Net realized investment losses (gains)	1,549.9	165.2	(9.1)
Interest credited to policyholder accounts	1,210.5	1,342.0	1,381.5
Capitalization of deferred policy acquisition costs	(587.6)	(631.3)	(588.4)
Amortization of deferred policy acquisition costs	691.6	382.1	462.9
Amortization and depreciation, excluding debt extinguishment costs	53.2	84.2	113.7
Debt extinguishment costs (non-cash)	—	10.2	—
Decrease (increase) in other assets	78.1	578.7	(326.6)
(Decrease) increase in policy and other liabilities	(342.3)	(233.0)	452.7
(Increase) decrease in derivative assets	(1,030.7)	(146.9)	38.2
Increase in derivative liabilities	153.9	96.4	179.8
Other, net	6.4	(2.7)	4.8

Net cash provided by operating activities	934.0	2,226.2	2,433.5

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	4,550.9	4,698.8	5,579.4
Proceeds from sale of securities available-for-sale	4,420.3	5,026.9	2,645.0
Proceeds from repayments or sales of mortgage loans on real estate	843.9	2,570.1	2,549.4
Cost of securities available-for-sale acquired	(8,644.3)	(8,946.4)	(6,489.3)
Cost of mortgage loans on real estate originated or acquired	(470.2)	(1,951.1)	(2,319.2)
Net (increase) decrease in short-term investments	(1,888.7)	1,042.0	(142.4)
Collateral received (paid), net	592.2	(207.3)	(314.6)
Subsidiary sale	41.3	115.4	—
Subsidiary mergers and acquisitions	—	(319.2)	—
Other, net	80.7	24.9	(81.0)

Net cash (used in) provided by investing activities	(473.9)	2,054.1	1,427.3

Cash flows from financing activities:
Net (decrease) increase in short-term debt	(13.6)	224.1	(167.1)
Net proceeds from issuance of long-term debt	160.8	460.4	—
Principal payments on long-term debt	—	(300.0)	—
Cash dividends paid	(156.2)	(186.9)	(132.7)
Investment and universal life insurance product deposits and other additions	3,862.3	3,913.8	3,781.7
Investment and universal life insurance product withdrawals and other deductions	(5,305.9)	(8,101.8)	(7,024.6)
Common shares repurchased under announced program	(32.9)	(502.4)	(416.8)
Net increase in customer bank deposits	964.1	66.1	—
Other, net	153.2	135.9	133.3

Net cash used in financing activities	(368.2)	(4,290.8)	(3,826.2)

Net increase (decrease) in cash	91.9	(10.5)	34.6
Cash, beginning of period	73.6	84.1	49.5

Cash, end of period	$165.5	$73.6	$84.1

See accompanying notes to consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(1)	Nature of Operations

Nationwide Financial Services, Inc. (NFS, or collectively with its subsidiaries, the Company) was formed in November 1996. NFS is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the life insurance and retirement savings operations of the Nationwide group of companies (Nationwide). This group includes Nationwide Financial Network (NFN), which refers to Nationwide Life Insurance Company of America (NLICA) and subsidiaries, including the affiliated distribution network. NFS is incorporated in Delaware and maintains its principal executive offices in Columbus, Ohio.

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public sector group retirement plans, other investment products sold to institutions, life insurance and investment advisory services. The Company also provides a wide range of banking products and services through Nationwide Bank and mutual funds through Nationwide Funds Group (NFG) (see Note 2(p) for more information).

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

As of December 31, 2008 and 2007, the Company did not have a significant concentration of financial instruments in a single investee, industry or geographic region of the U.S. Also, the Company did not have a concentration of business transactions with a particular customer, lender, distribution source, market or geographic region of the U.S. in which business is conducted that makes it overly vulnerable to a single event which could cause a severe impact to the Company’s financial position.

As of December 31, 2008, the Company had 46.3 shares of Class A common stock outstanding, which had been publicly held and primarily were issued through NFS’ initial public offering completed in March 1997 and in conjunction with the acquisition of NFN in October 2002. The Class A shares represented 33.5% of the equity ownership in NFS and 4.8% of the combined voting power of NFS’ Class A and Class B common stock as of December 31, 2008. Nationwide Corporation owned all of the outstanding shares of Class B common stock, which represented the remaining 66.5% equity ownership and 95.2% of the combined voting power of the shareholders of NFS as of December 31, 2008.

On January 1, 2009, all of the outstanding Class A common stock of the Company not owned by Nationwide Corporation was acquired for $52.25 per share in cash by Nationwide Corporation through a merger of the Company with NWM Merger Sub., Inc., a wholly-owned subsidiary of Nationwide Corporation. Refer to Note 15 for additional information on the transactions.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The Company’s most significant estimates include those used to determine the following: the balance, recoverability and amortization of deferred policy acquisition costs (DAC); whether an available-for-sale security is other-than-temporarily impaired; valuation allowances for mortgage loans on real estate; valuation of derivatives; the liability for future policy benefits and claims, including the valuation of embedded derivatives resulting from living benefit contracts; and federal income tax provision. Although some variability is inherent in these estimates, recorded amounts reflect management’s best estimates based on facts and circumstances as of the balance sheet date. Management believes the amounts provided are appropriate.

The Company determined that certain cash flows related to future policy benefits and claims totaling $116.2 million for the three months ended March 31, 2008, which were included as cash flows provided by operating activities on the condensed consolidated statements of cash flows in the applicable Quarterly Report on Form 10-Q, should have been presented as financing activities. The net cash provided by operating activities for the three months ended March 31, 2008 as originally filed and revised was $325.6 million and $209.4 million, respectively. The net cash used in financing activities for the three months ended March 31, 2008 as originally filed and revised was $209.2 million and $93.0 million, respectively. They will be presented in that manner on a comparative basis in the 2009 filings. In addition, the Company determined that certain cash flows related to Nationwide Bank’s merger with Nationwide Federal Credit Union totaling $245.1 million for the six months ended June 30, 2007, which were included as cash flows provided by operating activities on the condensed consolidated statements of cash flows in the applicable Quarterly Report on Form 10-Q, should have been presented as investing and financing activities. The consolidated statements of cash flows for 2008 and 2007 included in this filing reflect the revised presentation described above.

Certain items in the 2007 and 2006 consolidated financial statements and related notes have been reclassified to conform to the current presentation.

(a)	Consolidation Policy

The consolidated financial statements include the accounts of NFS and companies in which NFS directly or indirectly has a controlling financial interest. Minority interest expense is included in other operating expenses in the consolidated statements of (loss) income, and the minority interest liability is included in other liabilities on the consolidated balance sheets. All significant intercompany balances and transactions were eliminated in consolidation.

(b)	Valuation of Investments, Investment Income and Related Gains and Losses

The Company is required to classify its fixed maturity securities and marketable equity securities as held-to-maturity, available-for-sale or trading. Trading assets may include any combination of fixed maturity securities and marketable equity securities. Trading assets are stated at fair value, with changes in fair value recorded as a component of net realized investment gains and losses. All other fixed maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of adjustments to DAC, value of business acquired (VOBA), future policy benefits and claims, policyholder dividend obligation and deferred federal income taxes reported as a separate component of accumulated other comprehensive (loss) income (AOCI) in shareholders’ equity. The adjustments to DAC and VOBA represent the changes in amortization of DAC and VOBA that would have been required as a charge or credit to operations had such unrealized amounts been realized and allocated to the product lines. The adjustment to future policy benefits and claims represents the increase in policy reserves from using a discount rate that would have been required had such unrealized amounts been realized and the proceeds reinvested at then current market interest rates, which were lower than the then current effective portfolio rate.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

For fixed maturity and marketable equity securities for which market quotations generally are available, the Company generally uses independent pricing services to assist in determining the fair value measurement. For certain fixed maturity securities not priced by independent services (generally private placement securities without quoted market prices), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining private spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. The Company also utilizes broker quotes to assist in pricing securities or to validate modeled prices.

For mortgage-backed securities (MBSs), the Company recognizes income using a constant effective yield method based on prepayment assumptions and the estimated economic life of the securities. When estimated prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. Any resulting adjustment is included in net investment income. All other investment income is recorded using the interest method without anticipating the impact of prepayments.

Management regularly reviews each investment in its fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

For debt securities not subject to Emerging Issues Task Force Issue (EITF) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, as amended by Financial Accounting Standards Board (FASB) Staff Position (FSP) EITF 99-20-1 (EITF 99-20), as well as debt securities subject to EITF 99-20, an other-than-temporary impairment charge is taken when the Company does not have the ability and intent to hold the security until the forecasted recovery or if it is probable that the Company will not recover all contractual amounts when due. Furthermore, equity securities may experience other-than-temporary impairments based on prospects of recovery in a reasonable period of time. Many criteria are considered during this process including, but not limited to, specific credit issues and financial prospects related to the issuer, the quality of the underlying collateral, management’s intent and ability to hold the security until recovery, current economic conditions that could affect the creditworthiness of the issuer in the future, the current fair value as compared to the amortized cost of the security, the extent and duration of the unrealized loss, and the rating of the affected security.

Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment.

In addition to the above, for certain beneficial interests in securitized financial assets with contractual cash flows, including asset-backed securities (ABSs), EITF 99-20 also requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is not greater than or equal to its carrying value based on current information and events, and if there has been, or if it is probable that, an adverse change in estimated cash flows since the last revised estimate (considering both timing and amount), then the Company recognizes an other-than-temporary impairment and writes down the investment to fair value.

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When management determines that a loan is impaired, a provision for loss is established equal to either the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. In addition to the valuation allowance on specific loans, the Company maintains an allowance not yet specifically identified by loan for probable losses inherent in the loan portfolio as of the balance sheet date. The valuation allowance account for mortgage loans on real estate reflects management’s best estimate of probable credit losses, including losses incurred at the balance sheet date but not yet identified by specific loan. Management’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. Changes in the valuation allowance are recorded in net realized investment gains and losses. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

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

Derivatives are carried at fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge); a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); a foreign currency fair value or cash flow hedge (foreign currency hedge); or a non-hedge transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for entering into various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used for hedging transactions are expected to be and, for ongoing hedging relationships, have been, highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not, or is not expected to be, highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

The Company enters into interest rate swaps to hedge the variability in cash flows and investment income due to changes in the benchmark interest rates on variable rate assets and liabilities. The Company also enters into cross-currency interest rate swaps to eliminate the currency risk on variable rate and fixed rate foreign denominated assets. Derivative instruments classified as cash flow hedges are carried at fair value, with the effective portion of changes in fair value recorded in other comprehensive income and the ineffective portion recorded in net realized investment gains and losses.

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

December 31, 2008, 2007 and 2006

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

Traditional Life Insurance Products: Traditional life insurance products include those products with fixed and guaranteed premiums and benefits, and primarily consist of whole life insurance, limited-payment life insurance, term life insurance and certain annuities with life contingencies. Premiums for traditional life insurance products are recognized as revenue when due. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contract. This association is accomplished through the provision for future policy benefits and the deferral and amortization of policy acquisition costs.

(e)	Cash and Cash Equivalents

Cash and cash equivalents consist of short-term highly liquid investments with original maturities of less than three months at the time of purchase. The Company carries cash and cash equivalents at cost, which approximates fair value.

(f)	Deferred Policy Acquisition Costs

Investment and universal life insurance products. The Company has deferred certain costs of acquiring investment and universal life insurance products business, principally commissions, certain expenses of the policy issue and underwriting department, and certain variable sales expenses that relate to and vary with the production of new and renewal business. In addition, the Company defers sales inducements, such as interest credit bonuses and jumbo deposit bonuses. Investment products primarily consist of individual and group variable and fixed deferred annuities in the Individual Investments and Retirement Plans segments. Universal life insurance products include universal life insurance, variable universal life insurance, COLI, BOLI and other interest-sensitive life insurance policies in the Individual Protection segment. DAC is subject to recoverability testing in the year of policy issuance and loss recognition testing at the end of each reporting period.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

For investment and universal life insurance products, the Company amortizes DAC with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administrative fees, surrender charges, and net realized investment gains and losses less policy benefits and policy maintenance expenses. The Company adjusts the DAC asset related to investment and universal life insurance products to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(b).

The assumptions used in the estimation of future gross profits are based on the Company’s current best estimates of future events and are reviewed as part of an annual process during the second quarter. During the annual process, the Company performs a comprehensive study of assumptions, including mortality and persistency studies, maintenance expense studies, and an evaluation of projected general and separate account investment returns. The most significant assumptions that are involved in the estimation of future gross profits include future net separate account investment performance, surrender/lapse rates, interest margins and mortality. Currently, the Company’s long-term assumption for net separate account investment performance is approximately 7% growth per year and varies by product. The Company reviews this assumption, like others, as part of its annual process. If this assumption were unlocked, the date of the unlocking could become the anchor date used in the reversion to the mean process (defined below). Variances from the long-term assumption are expected since the majority of the investments in the underlying separate accounts are in equity securities, which strongly correlate in the aggregate with the Standard & Poor’s (S&P) 500 Index. The Company bases its reversion to the mean process on actual net separate account investment performance from the anchor date to the valuation date. The Company then assumes different performance levels over the next three years such that the separate account mean return measured from the anchor date to the end of the life of the product equals the long-term assumption. The assumed net separate account investment performance used in the DAC models is intended to reflect what is anticipated. However, based on historical returns of the S&P 500 Index, and as part of its pre-set parameters, the Company’s reversion to the mean process generally limits net separate account investment performance to 0-15% during the three-year reversion period. See below for a discussion of 2008 and 2007 assumption changes that impacted DAC amortization and related balances.

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

During the second quarter of 2007, the Company conducted its annual comprehensive review of model assumptions used to project DAC and other related balances, including sales inducement assets, VOBA, unearned revenue reserves, and guaranteed minimum death and income benefit reserves. This review included all assumptions, including expected separate account investment returns during the three-year reversion period, lapse rates, mortality and expenses. The Company determined as part of this annual review that the overall separate account returns were expected to exceed previous estimates due to favorable financial market trends. Additionally, while the Company estimated that the overall profitability of its variable products had improved, it expected the long-term net growth in separate account investment performance to moderate.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

Accordingly, the second quarter 2007 unlocking process included changes in several assumptions, including assumptions affecting net separate account investment performance. This unlocking resulted in a net increase in DAC and a benefit to DAC amortization and other related balances totaling $216.5 million pre-tax, which was reported in the following segments in the pre-tax amounts indicated: Individual Investments – $196.4 million; Retirement Plans – $10.5 million; and Individual Protection – $9.6 million, net of a $5.1 million charge for the acceleration of amortization of VOBA. First, the Company reset the anchor date for its reversion to the mean calculations, which increased the annual net separate account growth rate to 7% during the first three years of the projection period from 0% (which was the rate of return for the three-year reversion period required from the previous anchor date). Second, as a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company unlocked and reset its long-term assumption for net separate account growth rates to 7% from 8%. This decreased the net separate account growth rate by 1% to 7% for all years subsequent to the three-year reversion period. The combination of resetting these two factors resulted in a $161.9 million increase in DAC and benefit to DAC amortization and other related balances. The impact of changing the annual net separate account growth rate from 0% to 7% during the three-year reversion period had a much larger effect on the DAC balance when compared to the 1% incremental change in the long-term assumption for net separate account investment performance. The remainder of the increase in DAC and benefit to DAC amortization and other related balances resulting from the DAC unlocking process primarily was related to the recorded balance of individual variable annuity DAC falling outside the Company’s preset parameters for the prescribed period, which was driven by favorable market performance in excess of the assumed net separate account returns. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a $78.8 million increase in DAC and benefit to DAC amortization and other related balances. This was partially offset by a $24.2 million decrease in DAC and increase in DAC amortization and other related balances due to increasing estimated lapse rates for fixed annuity and BOLI products.

During the second quarter of 2007, the Company added a new feature to its existing guaranteed lifetime withdrawal benefit (GLWB) rider, Lifetime Income (L.inc). This new feature resulted in a substantial change in the existing contracts and, therefore, an extinguishment of the DAC associated with those contracts pursuant to the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). As a result, the Company eliminated existing DAC and other related balances resulting in a $135.0 million pre-tax charge.

At the end of the second quarter of 2008, the Company determined as part of its comprehensive annual study of assumptions that certain assumptions should be unlocked. The unlocked assumptions primarily related to lapse and spread assumptions in the Individual Investments segment, the assumed growth rate on deposits per contract in the Retirement Plans segment, and mortality and lapse assumptions in the Individual Protection segment. Therefore, in the second quarter of 2008, the Company recorded the following pre-tax adjustments: 1) a decrease in DAC and additional DAC amortization of $13.9 million; 2) a decrease in other assets and additional benefits and claims of $0.6 million; 3) an increase in VOBA and a benefit to VOBA amortization of $4.9 million; and 4) a decrease in unearned revenue liability and additional administrative fees of $3.2 million. The net impact of this activity was a $6.4 million unfavorable pre-tax adjustment to net income in the second quarter of 2008, which was reported in the following segments in the pre-tax amounts indicated: Individual Investments – $12.0 million unfavorable; Retirement Plans – $2.3 million unfavorable; and Individual Protection – $7.9 million favorable.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

During the third quarter of 2008, the Company’s recorded balance of individual variable annuity DAC fell outside the Company’s preset parameters for the prescribed period, which primarily was driven by unfavorable market performance compared to the assumed net separate account returns. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a decrease in DAC and an increase in DAC amortization and other related balances totaling $177.2 million pre-tax in the Individual Investments segment. During the fourth quarter of 2008, the Company’s recorded balance of individual variable annuity DAC fell outside the Company’s preset parameters, which primarily was driven by continued unfavorable market performance compared to assumed net separate account returns. Management made a determination that it was not reasonably possible to get back within the preset parameters during the remaining prescribed period. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a decrease in DAC and an increase in DAC amortization and other related balances of $243.1 million pre-tax in the Individual Investments segment. The Company continues to use the reversion to the mean process with the anchor date that was reset during the second quarter 2007 unlocking as described above. The Company evaluated the assumed separate account performance level over the next three years and determined that the assumptions inherent in the reversion period were reasonable. The annual net separate account growth rate for the mean reversion period is 15%, the maximum rate under the Company’s parameters. Accordingly, future periods may incur additional amortization of DAC if the Company’s actual returns are less than assumed.

Traditional life insurance products. Generally, DAC related to traditional life insurance products is amortized with interest over the premium-paying period of the related policies in proportion to the ratio of actual annual premium revenue to the anticipated total premium revenue. Such anticipated premium revenue is estimated using the same assumptions as those used for computing liabilities for future policy benefits at issuance. Under existing accounting guidance, the concept of DAC unlocking does not apply to traditional life insurance products, although evaluations of DAC for recoverability at the time of policy issuance and loss recognition testing at each reporting period are required.

(g)	Value of Business Acquired and Other Intangible Assets

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

December 31, 2008, 2007 and 2006

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

Intangible assets include NFN’s career agency force, independent agency force, retirement services distribution channel, state licenses and certain other contracts and relationships. These intangible assets have been assigned values using various methodologies, including present value of projected future cash flows, analysis of similar transactions that have occurred or could be expected to occur in the market, and replacement or reproduction cost. Other factors considered in the valuation include the relative risk profile of each asset, the deterioration of the economic life, and the enhancement to other associated assets. The initial valuations of these intangible assets were also supported by an independent valuation study that was commissioned by the Company and executed by qualified valuation experts. See Note 8 for information on 2008 adjustments to the career agency force and independent agency force intangible asset balances.

The other identified intangible assets with finite lives are amortized over their estimated useful lives, which initially ranged from 5 to 22 years (weighted average 19 years), primarily based on the cash flows generated by these assets.

(h)	Goodwill

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(i)	Closed Block

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

If actual cumulative earnings exceed expected cumulative earnings, the expected earnings are recognized in income. This is because the excess cumulative earnings over expected cumulative earnings, which represents undistributed accumulated earnings attributable to policyholders, is recorded as a policyholder dividend obligation. Therefore, the excess will be paid to closed block policyholders as an additional policyholder dividend expense in the future unless it is otherwise offset by future performance of the closed block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, actual earnings will be recognized in income.

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

(j)	Separate Accounts

Separate account assets and liabilities represent contractholders’ funds that have been legally segregated into accounts with specific investment objectives. Separate account assets are recorded at fair value primarily based on market quotations of the underlying securities. Investment income and realized investment gains or losses of these accounts accrue directly to the contractholders. The activity of the separate accounts is not reflected in the consolidated statements of (loss) income except for (1) the fees the Company receives, which are assessed on a daily or monthly basis and recognized as revenue when assessed and earned, and (2) the activity related to contract guarantees, which are riders to existing variable annuity contracts.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(k)	Future Policy Benefits and Claims

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

The Company’s liability for funding agreements to an unrelated third party trust related to NLIC’s medium-term note (MTN) program equals the balance that accrues to the benefit of the contractholder, including interest credited. The funding agreements constitute insurance obligations and are considered annuity contracts under Ohio insurance laws.

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

(l)	Participating Business

Participating business, which refers to policies that participate in profits through policyholder dividends, represented approximately 5% of the Company’s life insurance in force in 2008 (6% in 2007 and 8% in 2006), 54% of the number of life insurance policies in force in 2008 (56% in 2007 and 60% in 2006) and 12% of life insurance statutory premiums in 2008 (12% in 2007 and 8% in 2006). The provision for policyholder dividends was based on then current dividend scales and has been included in future policy benefits and claims in the consolidated balance sheets.

(m)	Federal Income Taxes

The Company provides for federal income taxes based on amounts the Company believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of (loss) income. Management has established reserves in accordance with FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48) based on current facts and circumstances regarding tax exposure items where the ultimate deductibility is open to interpretation. Management evaluates the appropriateness of such reserves quarterly based on any new developments specific to their fact patterns. Information considered includes results of completed tax examinations, Technical Advice Memorandums and other rulings issued by the Internal Revenue Service (IRS) or the tax courts.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(n)	Reinsurance Ceded

Reinsurance premiums ceded and reinsurance recoveries on benefits and claims incurred are deducted from the respective income and expense accounts. Assets and liabilities related to reinsurance ceded generally are reported in the consolidated balance sheets on a gross basis, separately from the related future policy benefits and claims of the Company. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder.

(o)	Discontinued Operations

Effective March 31, 2007, the Company completed the sale of The 401(k) Company for $115.4 million in cash and recorded a $45.5 million gain, net of taxes. The 401(k) Company provides administrative and record-keeping services to employers in the private sector for use in Internal Revenue Code (IRC) Section 401(k) retirement programs. Since this sale represented the Company’s exit from the large plan 401(k) market, the results of operations of The 401(k) Company and the gain on sale are reflected as discontinued in the consolidated statements of (loss) income.

During the quarter ended December 31, 2007, the Company committed to a plan of sale of its interest in TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial). Based on management’s determination that the carrying value of this business exceeded its estimated fair value (less estimated cost to sell), the Company recorded a $23.3 million loss, net of taxes. During 2008, the Company completed the sale of its interest in TBG Financial for $41.3 million in cash and potential additional consideration in the form of an earnout provision, resulting in the Company recording and additional loss of $13.2 million, net of taxes. TBG Financial is engaged in the distribution of COLI and BOLI products primarily to large companies. With completion of the sale of its interest in TBG Financial, NFS no longer engages in the distribution of COLI and BOLI products. However, NFS is continuing its manufacturing capabilities in this market. Accordingly, the results of operations of TBG Financial are reflected as discontinued in the consolidated statements of (loss) income.

(p)	Nationwide Funds Group Acquisition

On February 2, 2007, NFS entered into a stock purchase agreement with Nationwide Corporation to acquire the Philadelphia-based retail asset management operations of NWD Investment Management, Inc. (NWD). The transaction closed on April 30, 2007 with a final purchase price of $244.2 million. The acquired operations are known as Nationwide Funds Group (NFG). The purchase was accounted for during the second quarter of 2007 at historical cost in a manner similar to a pooling of interests because the involved entities are under common control. NFG is reflected in the Company’s current and prior year consolidated financial statements at the historical cost of the transferred net assets to provide comparative information as though the companies were combined for all periods presented. The excess purchase price over the historical cost of the acquired net assets was accounted for as a $202.5 million equity transaction, including a $4.0 million true-up recorded during the fourth quarter of 2007. In addition, NFG paid a $42.0 million dividend to Nationwide Corporation during the second quarter of 2007 but prior to the acquisition date.

(q)	Change in Accounting Principle

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(r)	Summary of Impact of NFG Acquisition and Change in Accounting Principle

The Company has presented its consolidated financial statements and accompanying notes as applicable for all years presented to reflect the NFG acquisition and to retroactively apply the adoption of the change in accounting principle described above.

The following tables summarize the impact of the items described above for the years ended December 31:

(in millions, except per share amounts)	NFG Acquisition	Change in Accounting Principle	Total
2007
Net investment income	$1.8	$—	$1.8
Other income	213.2	—	213.2
Other operating expenses	165.5	1.9	167.4
Net income	44.9	(1.2)	43.7

Earnings per common share:
Basic	$0.32	$(0.01)	$0.31
Diluted	0.31	(0.01)	0.30

2006
Net investment income	$0.9	$—	$0.9
Other income	171.4	—	171.4
Other operating expenses	152.3	4.2	156.5
Net income	12.9	(2.7)	10.2

Earnings per common share:
Basic	$0.09	$(0.02)	$0.07
Diluted	0.09	(0.02)	0.07

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(s)	Share-Based Payments

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), and began expensing, at fair value, the costs resulting from share-based payment transactions. The following table summarizes share-based payment expense for the years ended December 31:

(in millions, except per share amounts)	2008	2007	2006
Share-based payment expense	$6.0	$9.4	$8.6
Share-based payment expense, net of taxes	3.9	6.1	5.6

Expense per common share, net of taxes:
Basic	$0.03	$0.04	$0.04
Diluted	0.03	0.04	0.04

The Fourth Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (LTEP) covers selected employees, directors and agents of the Company and certain of its affiliates. The LTEP provides for the grant of any or all of the following types of stock-based compensation awards: (1) stock options for shares of Class A common stock; (2) restricted stock; (3) stock-based Nationwide value added (NVA) awards; (4) stock appreciation rights (SARs), either in tandem with stock options or freestanding; and (5) performance shares and performance units. The LTEP provides that it will remain in effect, subject to the right of the Company’s Board of Directors to terminate it sooner, until all shares subject to the LTEP have been delivered under awards. However, in no event may any LTEP award of incentive stock options be granted on or after February 27, 2012. The number of shares of Class A common stock that may be issued under the LTEP, or as to which SARs or other awards may be granted, currently may not exceed 20.1 million. As of December 31, 2008, 12.5 million shares of Class A common stock options have been granted. Shares issued upon option exercise are new shares not issued from treasury. The Company did not grant any Class A common stock options during 2008.

Substantially all stock options (1) are non-qualified; (2) are granted with an exercise price at least equal to the fair value of shares on the grant date; (3) have a ten-year term; and (4) vest and become exercisable at the rate of one-third on each annual anniversary date of a three-year period of continued employment or upon retirement. Restricted stock awards are issued with a specific period of restriction varying by award as determined by the Compensation Committee of the Company’s Board of Directors. As of December 31, 2008, there were no outstanding NVA awards, SARs, performance shares or performance units payable in shares of Class A common stock.

The Nationwide Financial Services, Inc. Second Amended and Restated Stock Retainer Plan for Non-Employee Directors (Director Stock Retainer Plan) covers non-employee directors of the Company. The Director Stock Retainer Plan provides that payment of all or a portion of the retainer payable to a member of the board of directors may be made in shares of Class A common stock or in deferred stock units (DSUs). DSUs vest upon grant and are valued at the current fair value of the Company’s Class A common stock. They will be settled in cash or stock, pursuant to the terms of the applicable award agreement, in the January following the director’s termination from the board. As of December 31, 2008, there were approximately 41,000 DSUs outstanding. All outstanding DSUs will be settled in cash. As part of the merger transaction, the liability for the outstanding DSUs was transferred to NMIC in 2009.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following table summarizes outstanding stock options for the year ended December 31, 2008:

(options in millions)	Options on Class A common stock	Weighted average exercise price
Outstanding, beginning of period	4.7	$39.05
Granted	—	—
Exercised	(0.4)	36.53
Cancelled	(0.1)	45.15

Outstanding, end of period	4.2

Vested and exercisable, end of period	3.6	$37.25

As of December 31, 2008, vested and exercisable stock options had an aggregate intrinsic value of $55.0 million with a weighted average remaining contractual term of approximately 4 years. Stock options exercised during 2008 had an aggregate intrinsic value of approximately $5.1 million.

The following table summarizes nonvested stock options for the year ended December 31, 2008:

(options in millions)	Options on Class A common stock	Weighted average grant date fair value
Nonvested, beginning of period	1.3	$14.12
Granted	—	—
Vested	(0.7)	13.34
Cancelled	—	—

Nonvested, end of period	0.6	14.99

As of December 31, 2008, the total share-based payment cost related to nonvested stock options not yet recognized was approximately $3.9 million. This expense will be recognized during the first quarter of 2009 in conjunction with the closing of the merger transaction described in Note 15.

As part of the merger transaction, all outstanding stock options were cancelled on January 1, 2009 in exchange for $52.25 per option, less exercise price, for all options with an exercise price not in excess of $52.25.

The fair values of stock options were estimated on the dates of grant using a Black-Scholes option-pricing model. In accordance with FASB Staff Position (FSP) FAS 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R (FSP FAS 123R-2), the total of 745,818 stock options awarded by the Compensation Committee in February and March 2006 were not considered granted for accounting purposes until April 2006 when the awards were communicated to recipients. Accordingly, the fair values of these awards were not estimated until the April 2006 effective grant date, and the related expense was recognized in the financial statements beginning in the second quarter of 2006.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following table summarizes the weighted average fair value of options granted and assumptions used to determine the fair value of options granted for the years ended December 31:

	2007	2006
Fair value of options granted	$15.61	$14.06
Dividend yield	1.89%	2.11%
Expected volatility	27.14%	31.88%
Risk-free interest rate	4.70%	4.92%
Expected life (years)	5.7	5.9

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

In January 2009, the FASB issued EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and will be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company will adopt FSP EITF 99-20-1 effective December 31, 2008 and will apply the standard prospectively, as is required.

In December 2008, the FASB issued FSP FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132R-1). FSP FAS 132R-1 amends FASB Statement No. 132 revised 2003, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The portion of FSP FAS 132R-1 related to the disclosures about plan assets is effective for fiscal years ending after December 15, 2009. FSP FAS 132R-1 will have no impact on the Company’s disclosures.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, (FSP FAS 140-4 and FIN 46R-8). FSP FAS 140-4 and FIN 46R-8 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This FSP will be effective for the first reporting period (interim or annual) ending after December 15, 2008. The Company adopted FSP FAS 140-4 and FIN 46R-8 effective December 31, 2008. See Note 21 for the required disclosures.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

In November 2008, the FASB Board ratified the Emerging Issues Task Force’s consensus EITF 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 requires defensive intangible assets acquired in a business combination or asset acquisition to be accounted for as a separate unit of accounting. In doing so, the asset should not be included as part of the cost of an entity’s existing intangible asset(s) because the defensive intangible asset is separately identifiable. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. EITF 08-7 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption. The Company will adopt EITF 08-7 effective January 1, 2009 and will apply it prospectively for intangible assets acquired on or after that date.

In November 2008, the FASB Board ratified the Emerging Issues Task Force’s consensus EITF 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies how to account for certain transactions and impairment considerations involving equity method investments. Specifically, EITF 08-6 notes: 1) an entity shall measure its equity method investment initially at cost 2) an equity method investor is required to recognize other-than-temporary impairments of an equity method investment in accordance with paragraph 19(h) of Opinion 18 and an equity method investor shall not separately test an investee’s underlying indefinite-lived intangible asset(s) for impairment 3) an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment and any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. This Issue shall be is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company will adopt EITF 08-6 effective January 1, 2009 and will apply the standard prospectively, as is required.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements (SFAS 157), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance and was adopted by the Company effective September 30, 2008. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s financial position or results of operations.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 requires additional disclosure about credit derivatives including their nature, potential amount of future payments, fair value, recourse provisions and current status of the payment/performance risk. FSP FAS 133-1 and FIN 45-4 also requires the disclosure of the current status of the payment/performance risk of a guarantee subject to FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FSP FAS 133-1 and FIN 45-4 is effective for reporting periods ending after November 15, 2008. The Company adopted FSP FAS 133-1 and FIN 45-4 effective for the December 31, 2008 reporting period. See Note 5 for the required disclosures

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). SFAS 162 will be effective 60 days following the approval by the United States Securities and Exchange Commission (SEC) of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 did not result in a change in the Company’s current practices.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The amended factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142 are to be applied prospectively to intangible assets acquired after the effective date. The Company will adopt FSP 142-3 effective January 1, 2009. The Company does not expect the new factors to materially change the Company’s current methodologies.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about derivative instrument fair values and related gains and losses, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently is evaluating the new disclosures required under SFAS 161 and will adopt it March 31, 2009.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). This FSP delays the effective date of SFAS 157 for nonfinancial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. FSP FAS 157-2 applies to nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually), and is effective upon issuance. The Company has not yet applied the provisions of SFAS 157 to the nonfinancial assets and liabilities within the scope of FSP FAS 157-2. However, the Company does not expect such application to have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which replaces SFAS No. 141, Business Combinations (SFAS 141). The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Accordingly, SFAS 141R establishes principles and requirements for how the acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R is applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The Company will adopt SFAS 141R effective January 1, 2009 and will apply it to any business combination on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also amends certain consolidation procedures prescribed by Accounting Research Bulletin No. 51, Consolidated Financial Statements, for consistency with the requirements of SFAS 141R. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt SFAS 160 effective January 1, 2009 and will apply it to any acquisitions or dispositions of noncontrolling interests on or after that date.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

In June 2007, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). For those entities that are investment companies under SOP 07-1, this SOP also addresses whether the specialized industry accounting principles of the Guide (i.e., fair value accounting) should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. The provisions of SOP 07-1 were to be effective for fiscal years beginning on or after December 15, 2007. On February 14, 2008, the FASB issued FSP SOP 07-1-1, which delays indefinitely the effective date of SOP 07-1. The Company will monitor the FASB and AICPA deliberations regarding this standard.

In April 2007, the FASB issued FSP FIN 39-1, An Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with paragraph 10 of Interpretation 39. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. The Company adopted FSP FIN 39-1 effective January 1, 2008. The Company elected to present the fair value of cash collateral received separate from the obligation to return the collateral. The adoption of FSP FIN 39-1 did not impact the Company’s financial position or results of operations.

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

December 31, 2008, 2007 and 2006

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC’s previous guidance in SAB No. 99 on evaluating the materiality of misstatements. The Company adopted SAB 108 effective December 31, 2006. SAB 108 did not have a material impact on the Company’s financial position or results of operations upon adoption.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. FIN 48 did not have a material impact on the Company’s financial position or results of operations upon adoption.

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

December 31, 2008, 2007 and 2006

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No 25, Accounting for Stock Issued to Employees. SFAS 123R requires companies to expense at fair value all costs resulting from share-based payment transactions, except for equity instruments held by employee share ownership plans. SFAS 123R also amended SFAS No. 95, Statement of Cash Flows, to require excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. In March 2005, the SEC issued SAB No. 107, which summarizes the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views on the valuation of share-based payments for public companies. The Company considered this guidance in its adoption of SFAS 123R. SFAS 123R as issued by the FASB was to be effective for the Company as of the beginning of the first reporting period that began after June 15, 2005. However, in April 2005, the SEC adopted a rule that amended the effective date of SFAS 123R. The SEC’s new rule allowed companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, beginning after June 15, 2005. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method. The cumulative effect of adoption of SFAS 123R did not have a material impact on the Company’s financial position or results of operations. See Note 2(s) for information on the Company’s share-based payments.

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

December 31, 2008, 2007 and 2006

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

December 31, 2008, 2007 and 2006

(4)	Fair Value Measurements

Fair Value Option

As described in Note 3, the Company adopted SFAS 159 effective January 1, 2008 and elected SFAS 159 fair value treatment for commercial mortgage loans held for sale. Accordingly, the Company now records in earnings all market fluctuations associated with this portfolio. The Company previously recorded such loans at the lower of cost or fair value. Balances for these loans will be measured at fair value prospectively with unrealized gains and losses included as a component of net realized investment gains and losses. The Company will assess the fair value option election for new financial assets or liabilities on a prospective basis.

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

The Company categorizes financial assets and liabilities recorded at fair value in the consolidated balance sheets as follows:

•

Level 1 – Unadjusted quoted prices accessible in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities utilizing Level 1 valuations include U.S. Treasury and agency securities, equity securities listed in active markets, investments in publicly traded mutual funds with quoted market prices, and listed derivatives.

•

Level 2 – Unadjusted quoted prices for similar assets or liabilities in active markets or inputs (other than quoted prices) that are observable or that are derived principally from or corroborated by observable market data through correlation or other means. The types of assets and liabilities utilizing Level 2 valuations generally include U.S. Government agency securities, municipal bonds, structured notes and certain MBSs and ABSs, certain corporate debt, certain private placement investments, and certain derivatives, including certain cross-currency interest rate swaps and credit default swaps.

•

Level 3 – Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate about the assumptions market participants would use at the measurement date in pricing the asset or liability. Consideration is given to the risk inherent in both the method of valuation and the valuation inputs. Generally, the types of assets and liabilities utilizing Level 3 valuations are certain MBSs and ABSs, certain corporate debt, certain private placement investments, certain mutual fund holdings, and certain derivatives, including embedded derivatives associated with living benefit contracts.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

(in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$638.8	$10.0	$1.9	$650.7
Obligations of states and political subdivisions	—	262.4	—	262.4
Debt securities issued by foreign governments	—	55.5	—	55.5
Corporate securities	—	11,256.5	1,312.6	12,569.1
Mortgage-backed securities	1,766.0	2,635.6	2,472.3	6,873.9
Asset-backed securities	—	1,388.1	1,270.0	2,658.1

Total fixed maturity securities	2,404.8	15,608.1	5,056.8	23,069.7
Equity securities	1.4	34.9	24.4	60.7

Total securities available-for-sale	2,406.2	15,643.0	5,081.2	23,130.4
Trading assets	0.2	21.7	44.2	66.1
Mortgage loans held for sale[1]	—	—	124.5	124.5
Short-term investments	165.4	2,889.6	—	3,055.0

Total investments	2,571.8	18,554.3	5,249.9	26,376.0
Cash	165.5	—	—	165.5
Derivative assets[2]	—	708.5	597.6	1,306.1
Separate account assets[3,5]	9,975.7	36,723.2	2,141.8	48,840.7

Total assets	$12,713.0	$55,986.0	$7,989.3	$76,688.3

Liabilities
Future policy benefits and claims[4]	$—	$—	$(1,739.7)	$(1,739.7)
Derivative liabilities[2]	(6.0)	(385.9)	(4.2)	(396.1)

Total liabilities	$(6.0)	$(385.9)	$(1,743.9)	$(2,135.8)

[1]	Carried at fair value as elected under SFAS 159.

[2]	Comprised of interest rate swaps, cross-currency interest rate swaps, credit default swaps, other non-hedging instruments, equity option contracts and interest rate futures contracts.

[3]	Comprised of public, privately registered and non-registered mutual funds and investments in securities.

[4]

Related to embedded derivatives associated with living benefit contracts. The Company’s guaranteed minimum accumulation benefits (GMABs, GLWBs and hybrid GMABs/GLWBs) are considered embedded derivatives under current accounting guidance, resulting in the related liabilities being separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings. This balance also includes embedded derivatives associated with fixed equity-indexed annuities (EIA) that provide for interest earnings that are linked to the performance of specified equity market indices.

[5]	The value of separate account liabilities is set to equal the fair value of separate account assets.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following table summarizes financial instruments for which the Company used significant unobservable inputs (Level 3) to determine fair value measurements for the year ended December 31, 2008:

		Net gains (losses)						Change in unrealized gains (losses) in earnings due to assets still held
(in millions)	Balance as of December 31, 2007	In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]	Purchases, issuances, sales and settlements	Transfers in to Level 3	Transfers out of Level 3	Balance as of December 31, 2008
Assets
Investments:
Securities available-for-sale[3]:
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1.6	$—	$0.4	$(0.1)	$—	$—	$1.9	$—
Corporate securities	1,514.2	(199.3)	(245.3)	(382.5)	891.4	(265.9)	1,312.6	—
Mortgage-backed securities	181.6	(344.3)	(594.6)	(243.4)	3,481.5	(8.5)	2,472.3	—
Asset-backed securities	762.4	(395.1)	(579.1)	(23.0)	1,658.0	(153.2)	1,270.0	—

Total fixed maturity securities	2,459.8	(938.7)	(1,418.6)	(649.0)	6,030.9	(427.6)	5,056.8	—
Equity securities	1.4	(54.0)	(9.9)	28.8	58.1	—	24.4	—

Total securities available-for-sale	2,461.2	(992.7)	(1,428.5)	(620.2)	6,089.0	(427.6)	5,081.2	—
Trading assets	15.4	(18.6)	—	40.7	6.7	—	44.2	(18.6)
Mortgage loans held for sale	86.1	(49.3)	—	87.7	—	—	124.5	(49.3)
Short-term investments	476.7	—	—	—	—	(476.7)	—	—

Total investments	3,039.4	(1,060.6)	(1,428.5)	(491.8)	6,095.7	(904.3)	5,249.9	(67.9)
Derivative assets	166.6	405.4	4.4	21.2	—	—	597.6	394.0
Separate account assets[4,6]	2,258.6	305.9	—	511.4	23.9	(958.0)	2,141.8	329.7

Total assets	$5,464.6	$(349.3)	$(1,424.1)	$40.8	$6,119.6	$(1,862.3)	$7,989.3	$655.8

Liabilities
Future policy benefits and claims[5]	$(128.9)	$(1,602.1)	$—	$(8.7)	$—	$—	$(1,739.7)	$1,602.1
Derivative liabilities	(16.3)	3.9	—	8.2	—	—	(4.2)	(12.0)

Total liabilities	$(145.2)	$(1,598.2)	$—	$(0.5)	$—	$—	$(1,743.9)	$1,590.1

[1]	Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments.
[2]	Includes changes in market value of certain instruments.
[3]

Includes non-investment grade collateralized mortgage obligations, MBSs and ABSs, ABS trust preferred notes, certain counterparty or internally priced securities, and securities that are at or near default based on designations assigned by the National Association of Insurance Commissioners (NAIC) (see Note 6 for a discussion of NAIC Designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

[4]

Comprised of non-registered mutual funds with significant unobservable and/or liquidity restrictions. The net unrealized investment loss on these separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[5]

Relates to GMAB, GMLB and EIA embedded derivatives associated with contracts with living benefit riders. Related derivatives are internally valued. The valuation of guaranteed minimum benefit embedded derivatives is based on capital market and actuarial risk assumptions, including risk margin considerations reflecting policyholder behavior. The Company uses observable inputs, such as published swap rates, in its capital market assumptions. Actuarial assumptions, including lapse behavior and mortality rates, are based on actual experience.

[6]	The value of separate account liabilities is set to equal the fair value of separate account assets.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

Transfers

The Company will review its fair value hierarchy classifications quarterly. Changes in observability of significant valuation inputs identified during these reviews may trigger reclassification of fair value hierarchy levels of financial assets and liabilities. These reclassifications will be reported as transfers in/out of Level 3 in the beginning of the period in which the change occurs. During 2008, certain of the Company’s investments in corporate securities, MBSs and ABSs were considered to be in inactive markets, due to concerns in the securities markets and resulting lack of liquidity. As a result, there have been significant changes in certain inputs which led to transfers into Level 3. During 2008, additional observable inputs were obtained on assets previously considered Level 3, which led to transfers out of that category.

Fair Value on a Nonrecurring Basis

The Company did not have any material assets or liabilities reported at fair value on a nonrecurring basis required to be disclosed under SFAS 157.

Financial Instruments Not Carried at Fair Value

SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) requires additional disclosures of fair value information of financial instruments. The following include disclosures for the other financial instruments not carried at fair value and not included in the above SFAS 157 disclosure.

In estimating fair value for its SFAS 107 disclosures, the Company used the following methods and assumptions:

Mortgage loans on real estate, net: The fair values of mortgage loans on real estate are estimated using discounted cash flow analyses based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. Estimated fair value is based on the present value of expected future cash flows discounted at the loan’s effective market interest rate. In the current year, commercial mortgage loans held for sale are included in the above SFAS 157 disclosure, as the Company elected to carry these assets at fair value under SFAS 159 (effective January 1, 2008).

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

December 31, 2008, 2007 and 2006

The following table summarizes the carrying values and estimated fair values of financial instruments subject to disclosure requirements as of December 31:

	2008		2007
(in millions)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments:
Mortgage loans on real estate, net	$7,763.7	$6,845.6	$8,316.1	$8,335.7
Policy loans	1,095.6	1,095.6	1,018.3	1,018.3

Liabilities:
Investment contracts	(25,663.6)	(19,621.5)	(25,546.0)	(23,937.6)
Short-term debt	(295.7)	(295.7)	(309.3)	(309.3)
Long-term debt	(1,725.9)	(1,336.5)	(1,565.1)	(1,566.8)

(5)	Derivative Financial Instruments

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

December 31, 2008, 2007 and 2006

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

Equity Market Risk Management

Asset fees calculated as a percentage of separate account assets are a significant source of revenue to the Company. As of December 31, 2008, approximately 72% of separate account assets were invested in equity mutual funds (approximately 82% as of December 31, 2007). Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which also may require the Company to accelerate amortization of DAC.

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

December 31, 2008, 2007 and 2006

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

In an effort to mitigate this risk, the Company implemented a GMDB economic hedging program for certain new and existing business. Prior to implementation of the GMDB hedging program in 2000, the Company managed this risk primarily by entering into reinsurance arrangements. The GMDB economic hedging program is designed to offset changes in the economic value of the designated GMDB obligation. Currently the program shorts S&P 500 Index futures, which provides an offset to changes in the value of the designated obligation. The futures are not designated as hedges and, therefore, hedge accounting is not applied. The Company’s economic and accounting hedges are not perfectly offset. Therefore, the economic hedging activity is likely to lead to earnings volatility. As of December 31, 2008 and 2007, the Company’s net amount at risk was $8,763.6 million and $528.0 million before reinsurance, respectively, and $7,347.9 million and $319.3 million net of reinsurance, respectively. As of December 31, 2008 and 2007, the Company’s reserve for GMDB claims was $247.9 million and $38.9 million, respectively.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The Company’s living benefit riders represent an embedded derivative in a variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivatives are carried at fair value. Subsequent changes in the fair value of the embedded derivatives are recognized in earnings as a component of net realized investment gains and losses. The fair value of the embedded derivatives is calculated based on a combination of capital market and actuarial assumptions. Projections of cash flows inherent in the valuation of the embedded derivative incorporate numerous assumptions including, but not limited to, expectations of contractholder persistency, contractholder withdrawal patterns, risk neutral market returns, correlations of market returns and market return volatility. As of December 31, 2008 and 2007, the net balance of the embedded derivatives for living benefits was a liability of $1.70 billion and $91.9 million, respectively. The Company does not expect any meaningful level of claims under the living benefit features for several years and believes any such claims would be mitigated by its economic hedging program.

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

Quantitative Disclosure

Fair Value Hedges

During the years ended December 31, 2008, 2007 and 2006, a net gain of $8.3 million, a net loss of $2.4 million and a net gain of $2.9 million, respectively, were recognized in net realized investment gains and losses related to the ineffective portion of fair value hedging relationships. There were no gains or losses attributable to the portion of the derivative instruments’ changes in fair value excluded from the assessment of hedge effectiveness. There were also no gains or losses recognized in earnings as a result of hedged firm commitments no longer qualifying as fair value hedges.

Cash Flow Hedges

For the years ended December 31, 2008, 2007 and 2006, the ineffective portion of cash flow hedges was a net gain of $3.1 million, a net loss of $1.4 million and a net loss of $1.5 million, respectively. There were no net gains or losses attributable to the portion of the derivative instruments’ changes in fair value excluded from the assessment of hedge effectiveness.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

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

During 2008, the Company did not discontinue any cash flow hedges because the original forecasted transaction was no longer probable. Additionally, no amounts were reclassified from AOCI into earnings due to the probability that a forecasted transaction would not occur.

Other Derivative Instruments, Including Embedded Derivatives

Net realized investment gains and losses for the years ended December 31, 2008, 2007 and 2006 included a net gain of $58.2 million, a net loss of $12.4 million and a net loss of $0.5 million, respectively, related to other derivative instruments, including embedded derivatives, not designated in hedging relationships. In addition, variable annuity contracts resulted in net losses of $442.5 million, $51.8 million, 11.4 million for the years ended December 31, 2008, 2007, and 2006, respectively, related to other derivative instruments, including embedded derivatives, not designated in hedging relationships.

For the years ended December 31, 2008, 2007 and 2006, net losses of $3.6 million, $0.5 million and $10.6 million, respectively, were recorded in net realized investment gains and losses reflecting the change in fair value of cross-currency interest rate swaps hedging variable rate MTNs denominated in foreign currencies. No additional net gains were recorded to reflect the change in spot rates of foreign currency denominated obligations during the year ended December 31, 2008 compared to none for the year ended December 31, 2007, and a net gain of $14.1 million for the year ended December 31, 2006.

The following table summarizes the notional amount of derivative financial instruments outstanding as of December 31:

(in millions)	2008	2007
Interest rate swaps:
Pay fixed/receive variable rate swaps hedging investments	$1,218.4	$1,692.9
Pay variable/receive fixed rate swaps hedging investments	924.5	21.0
Pay variable/receive variable rate swaps hedging liabilities	200.0	—
Pay fixed/receive variable rate swaps hedging liabilities	1,993.7	1,120.7
Pay variable/receive fixed rate swaps hedging liabilities	3,856.3	343.1
Cross-currency interest rate swaps:
Hedging foreign currency denominated investments	343.7	375.5
Hedging foreign currency denominated liabilities	463.4	1,144.1
Credit default swaps	271.2	300.3
Other non-hedging instruments	431.0	518.1
Equity option/futures contracts	3,675.3	2,361.8
Interest rate futures contracts	281.1	371.3

Total	$13,658.6	$8,248.8

The notional value is the amount upon which exchanges of interest are based. Exposure to a counterparty arises if the net expected cash flows are positive, as calculated based on forward interest rate curves and notional contract values.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

Credit Derivatives

The Company enters into two distinct types of credit derivative contracts (or credit default swaps) which allows the Company to either sell or buy credit protection on a specific creditor or credit index. When the Company sells credit protection against a specific creditor or credit index to a counterparty, it receives periodic premium payments similar to the risk premium received on an equivalent maturity bond from the same creditor. In return, the Company agrees to provide for losses if a credit event occurs during the lifetime of the contract, by buying a pre-determined cash bond from the counterparty at face value. In such a contract, a credit event will be defined in the trade settlement documentation and may include, but not be limited to, creditor bankruptcy or restructuring. There are no recourse provisions associated with these contracts.

The Company had exposure to credit protection contracts for the years ended December 31, 2008, 2007 and 2006 and experienced losses of $18.8 million in 2008 and no losses in 2007 or 2006, on such contracts. The following table presents the Company’s outstanding exposure to credit protection contracts, all of which are related to corporate debt instruments, as of December 31, 2008 by contract maturity and industry exposure:

	Less than or equal to one year		One to three years		Three to five years		Total
(in millions)	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Single sector exposure:
Consumer goods	$—	$—	$6.0	$(0.8)	$—	$—	$6.0	$(0.8)
Financial	—	—	35.0	(5.8)	13.0	(0.5)	48.0	(6.3)
Oil & gas pipelines	10.0	—	15.0	(0.8)	—	—	25.0	(0.8)
Services	—	—	—	—	35.0	(3.0)	35.0	(3.0)
Utilities	4.5	—	—	—	—	—	4.5	—

Total single sector exposure	14.5	—	56.0	(7.4)	48.0	(3.5)	118.5	(10.9)
Index exposure:
Corporate bonds	—	—	—	—	110.9	(0.3)	110.9	(0.3)

Total index exposure	—	—	—	—	110.9	(0.3)	110.9	(0.3)

Total	$14.5	$—	$56.0	$(7.4)	$158.9	$(3.8)	$229.4	$(11.2)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(6)	Investments

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$135.8	$29.3	$—	$165.1
U.S. Government agencies[1]	395.1	90.5	—	485.6
Obligations of states and political subdivisions	271.3	1.6	10.5	262.4
Debt securities issued by foreign governments	50.1	5.4	—	55.5
Corporate securities
Public	8,882.1	99.8	1,108.0	7,873.9
Private	5,050.4	50.8	406.0	4,695.2
Mortgage-backed securities	7,456.9	102.7	685.7	6,873.9
Asset-backed securities	3,584.0	21.0	946.9	2,658.1

Total fixed maturity securities	25,825.7	401.1	3,157.1	23,069.7
Equity securities	68.7	0.8	8.8	60.7

Total securities available-for-sale	$25,894.4	$401.9	$3,165.9	$23,130.4

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$172.8	$17.4	$0.9	$189.3
U.S. Government agencies	418.1	61.5	—	479.6
Obligations of states and political subdivisions	273.3	1.7	2.8	272.2
Debt securities issued by foreign governments	56.2	2.5	0.3	58.4
Corporate securities
Public	9,233.2	175.2	178.8	9,229.6
Private	6,010.7	135.7	66.9	6,079.5
Mortgage-backed securities	7,142.5	40.3	108.2	7,074.6
Asset-backed securities	3,957.1	33.4	184.5	3,806.0

Total fixed maturity securities	27,263.9	467.7	542.4	27,189.2
Equity securities	117.5	8.3	1.6	124.2

Total securities available-for-sale	$27,381.4	$476.0	$544.0	$27,313.4

[1]	Includes $146.5 million of securities explicitly backed by the full faith and credit of the U.S. Government.

The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates, investment quality ratings and credit spreads. While the Company has the ability and intent to hold available-for-sale debt securities in unrealized loss positions that are not other-than-temporarily impaired until recovery, it may experience realized investment losses to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

Debt securities accounted for under EITF 99-20 may experience other-than-temporary impairment in future periods in the event an adverse change in cash flows is anticipated or probable. Furthermore, equity securities may experience other-than-temporary impairment in the future based on the prospects for recovery in value in a reasonable period. In addition, debt securities may experience other-than-temporary impairment in the future based on the probability that the Company may not be able to receive all contractual payments when due.

The Company held securities issued by institutions in the financial sector with equity-type features, classified as fixed maturity, with estimated fair values of $661.2 million and $705.8 million, and gross unrealized losses of $379.9 million and $32.8 million, as of December 31, 2008 and 2007, respectively. Of these securities in an unrealized loss position as of December 31, 2008, $106.3 million, or 18%, were in an unrealized loss position for more than one year compared to $154.7 million, or 39%, as of December 31, 2007. As of December 31, 2008, the Company evaluates such securities for other-than-temporary impairment using the criteria of either a debt or an equity security depending on the facts and circumstances of the individual issuer.

The table below summarizes the amortized cost and estimated fair values of fixed maturity securities available-for-sale, by maturity, as of December 31, 2008. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$1,236.0	$1,227.9
Due after one year through five years	7,317.0	6,766.2
Due after five years through ten years	2,941.7	2,763.9
Due after ten years	3,290.1	2,779.7

Subtotal	14,784.8	13,537.7
Mortgage-backed securities	7,456.9	6,873.9
Asset-backed securities	3,584.0	2,658.1

Total	$25,825.7	$23,069.7

The following table presents the components of net unrealized losses on securities available-for-sale, as of December 31:

(in millions)	2008	2007
Net unrealized losses, before adjustments and taxes	$(2,764.0)	$(68.0)
Change in fair value attributable to fixed maturity securities designated in fair value hedging relationships	(57.7)	—

Total net unrealized losses, before adjustments and taxes	(2,821.7)	(68.0)
Adjustment to deferred policy acquisition costs	615.9	87.1
Adjustment to value of business acquired	9.6	1.4
Adjustment to future policy benefits and claims	46.9	(80.9)
Adjustment to policyholder dividend obligation	74.9	(13.8)
Deferred federal income tax benefit	726.1	26.1

Net unrealized losses	$(1,348.3)	$(48.1)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following table presents an analysis of the net increase in net unrealized (losses) gains on securities available-for-sale before adjustments and taxes for the years ended December 31:

(in millions)	2008	2007	2006
Fixed maturity securities	$(2,681.3)	$(167.5)	$(182.4)
Equity securities	(14.7)	(3.7)	(0.4)

Net increase	$(2,696.0)	$(171.2)	$(182.8)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

For securities available-for-sale as of the dates indicated, the following table summarizes the Company’s gross unrealized losses based on the amount of time each type of security has been in an unrealized loss position:

	Less than or equal to one year		More than one year		Total
(in millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
December 31, 2008:
Fixed maturity securities:
Obligations of states and political subdivisions	$127.6	$6.1	$33.4	$4.4	$161.0	$10.5
Corporate securities
Public	4,135.8	746.5	1,332.5	361.5	5,468.3	1,108.0
Private	2,269.4	284.7	1,003.0	121.3	3,272.4	406.0
Mortgage-backed securities	933.1	172.0	1,821.7	513.7	2,754.8	685.7
Asset-backed securities	1,200.3	308.6	1,259.8	638.3	2,460.1	946.9

Total fixed maturity securities	8,666.2	1,517.9	5,450.4	1,639.2	$14,116.6	$3,157.1
Equity securities	19.2	8.6	3.4	0.2	22.6	8.8

Total	$8,685.4	$1,526.5	$5,453.8	$1,639.4	$14,139.2	$3,165.9

% of gross unrealized losses		48%		52%

December 31, 2007:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$23.7	$0.6	$4.2	$0.3	$27.9	$0.9
U.S. Government agencies	—	—	13.9	—	13.9	—
Obligations of states and political subdivisions	23.9	0.2	154.3	2.6	178.2	2.8
Debt securities issued by foreign governments	26.4	0.3	1.2	—	27.6	0.3
Corporate securities
Public	2,452.6	103.4	2,287.7	75.4	4,740.3	178.8
Private	740.4	18.8	2,076.6	48.1	2,817.0	66.9
Mortgage-backed securities	1,448.4	27.6	2,775.7	80.6	4,224.1	108.2
Asset-backed securities	1,515.3	132.3	1,211.6	52.2	2,726.9	184.5

Total fixed maturity securities	6,230.7	283.2	8,525.2	259.2	14,755.9	542.4
Equity securities	37.5	1.6	0.1	—	37.6	1.6

Total	$6,268.2	$284.8	$8,525.3	$259.2	$14,793.5	$544.0

% of gross unrealized losses		52%		48%

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The Company has fixed maturity securities that have been in an unrealized loss position for more than one year that are not other-than-temporarily impaired. The Company reviews assets in unrealized loss positions and evaluates whether or not the losses are other-than-temporary. Many criteria are considered during this process including, but not limited to, specific credit issues and financial prospects related to the issuer, the quality of the underlying collateral, management’s intent and ability to hold the security until recovery, current economic conditions that could affect the creditworthiness of the issuer in the future, the current fair value as compared to the amortized cost of the security, the extent and duration of the unrealized loss, and the rating of the affected security.

As of December 31, 2008, fixed maturity securities that have been in an unrealized loss position for more than one year totaled $1.64 billion, or 52% of the Company’s total unrealized losses on fixed maturity securities. Of this total, $1.39 billion, or 85%, were classified as investment grade securities, as defined by the National Association of Insurance Commissioners (NAIC).

As of December 31, 2008, 2,161, or 63%, of the Company’s investments in fixed maturity securities were in an unrealized loss position, in comparison to 1,923, or 52%, as of December 31, 2007.

The majority of the increases in the Company’s unrealized losses from December 31, 2007 to December 31, 2008 were attributable to corporate securities, MBSs and ABSs. These increased unrealized loss positions primarily were driven by the combined impact of volatility in investment quality ratings and credit spreads, illiquid markets, and interest rate movements. In particular, exposure to the financial sector, including through structured securities such as trust preferred, collateralized loan obligations and collateralized debt obligations, have been significantly affected by negative circumstances in those sectors. It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

For fixed maturity securities available-for-sale, the following tables summarize as of the dates indicated the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, as defined by the NAIC, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed as of December 31, 2008
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
Corporate securities - public and private
99.9% - 95.0%	$56.1	$20.8	$76.9	$2.1	$0.1	$2.2	$58.2	$20.9	$79.1
94.9% - 90.0%	104.3	31.0	135.3	5.7	6.6	12.3	110.0	37.6	147.6
89.9% - 85.0%	87.9	34.5	122.4	7.9	8.7	16.6	95.8	43.2	139.0
84.9% - 80.0%	106.9	29.2	136.1	14.5	7.1	21.6	121.4	36.3	157.7
Below 80.0%	480.4	165.8	646.2	165.4	179.0	344.4	645.8	344.8	990.6

Total	835.6	281.3	1,116.9	195.6	201.5	397.1	1,031.2	482.8	1,514.0

Mortgage-backed securities
99.9% - 95.0%	2.8	2.9	5.7	—	—	—	2.8	2.9	5.7
94.9% - 90.0%	7.4	15.8	23.2	0.1	—	0.1	7.5	15.8	23.3
89.9% - 85.0%	20.0	25.9	45.9	—	—	—	20.0	25.9	45.9
84.9% - 80.0%	17.3	49.7	67.0	5.7	10.0	15.7	23.0	59.7	82.7
Below 80.0%	97.2	387.3	484.5	21.5	22.1	43.6	118.7	409.4	528.1

Total	144.7	481.6	626.3	27.3	32.1	59.4	172.0	513.7	685.7

Asset-backed securities
99.9% - 95.0%	5.2	2.1	7.3	0.5	—	0.5	5.7	2.1	7.8
94.9% - 90.0%	16.9	20.7	37.6	1.0	—	1.0	17.9	20.7	38.6
89.9% - 85.0%	25.1	30.1	55.2	0.3	0.8	1.1	25.4	30.9	56.3
84.9% - 80.0%	18.5	35.8	54.3	0.2	1.0	1.2	18.7	36.8	55.5
Below 80.0%	223.9	538.0	761.9	17.0	9.8	26.8	240.9	547.8	788.7

Total	289.6	626.7	916.3	19.0	11.6	30.6	308.6	638.3	946.9

Other fixed maturity securities[1]
99.9% - 95.0%	1.6	—	1.6	—	—	—	1.6	—	1.6
94.9% - 90.0%	3.4	0.1	3.5	—	—	—	3.4	0.1	3.5
89.9% - 85.0%	1.0	4.1	5.1	—	—	—	1.0	4.1	5.1
84.9% - 80.0%	0.1	0.2	0.3	—	—	—	0.1	0.2	0.3
Below 80.0%	—	—	—	—	—	—	—	—	—

Total	6.1	4.4	10.5	—	—	—	6.1	4.4	10.5

Total fixed maturity securities available-for-sale
99.9% - 95.0%	65.7	25.8	91.5	2.6	0.1	2.7	68.3	25.9	94.2
94.9% - 90.0%	132.0	67.6	199.6	6.8	6.6	13.4	138.8	74.2	213.0
89.9% - 85.0%	134.0	94.6	228.6	8.2	9.5	17.7	142.2	104.1	246.3
84.9% - 80.0%	142.8	114.9	257.7	20.4	18.1	38.5	163.2	133.0	296.2
Below 80.0%	801.5	1,091.1	1,892.6	203.9	210.9	414.8	1,005.4	1,302.0	2,307.4

Total	$1,276.0	$1,394.0	$2,670.0	$241.9	$245.2	$487.1	$1,517.9	$1,639.2	$3,157.1

[1]

Includes U.S. Treasury securities, obligations of U.S. Government corporations, U.S. Government agency securities, obligations of state and political subdivisions, and debt issued by foreign governments.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

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

Other fixed maturity securities[1]
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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

As of December 31, 2008, 27% of the Company’s investments in an unrealized loss position had ratios of estimated fair value to amortized cost of at least 80%. In addition, 85% of the Company’s investments in an unrealized loss position were classified as investment grade, as defined by the NAIC. Of the Company’s investments in unrealized loss positions classified as non-investment grade, 50% have been in an unrealized loss position for less than one year.

The NAIC assigns securities quality ratings and uniform valuations (called NAIC Designations), which are used by insurers when preparing their annual statements. For most securities, NAIC ratings are derived from ratings received from nationally recognized rating agencies. The NAIC also assigns ratings to securities that do not receive public ratings. The designations assigned by the NAIC range from class 1 (highest quality) to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 93% and 94% were in the two highest NAIC Designations as of December 31, 2008 and 2007, respectively.

The following table summarizes the credit quality, as determined by NAIC Designation, of the Company’s general account fixed maturity securities portfolio and shows the equivalent ratings between the NAIC and nationally recognized rating agencies as of December 31:

(in millions)		2008		2007
NAIC designation[1]	Rating agency equivalent designation[2]	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	Aaa/Aa/A	$17,087.2	$15,612.2	$19,153.4	$19,056.5
2	Baa	6,633.9	5,821.6	6,445.9	6,512.7
3	Ba	1,233.3	990.0	1,194.0	1,166.7
4	B	571.4	397.2	348.2	341.6
5	Caa and lower	190.5	148.2	83.8	73.1
6	In or near default	109.4	100.5	38.6	38.6

	Total	$25,825.7	$23,069.7	$27,263.9	$27,189.2

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

Recent conditions in the securities markets, including changes in investment quality ratings, liquidity, credit spreads and interest rates, have resulted in declines in the values of investment securities, including MBSs and ABSs. When evaluating whether these securities are other-than-temporarily impaired, the Company considers characteristics of the underlying collateral, such as delinquency and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, expected future cash flows, and the Company’s ability and intent to hold the security to recovery. These and other factors also affect the estimated fair value of these securities.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The Company’s investments in MBSs and ABSs include securities that are supported by Alt-A and Sub-prime collateral. The Company considers Alt-A collateral to be mortgages whose underwriting standards do not qualify the mortgage for regular conforming or jumbo loan programs. Typical underwriting characteristics that cause a mortgage to fall into the Alt-A classification may include, but are not limited to, inadequate loan documentation of a borrower’s financial information, debt-to-income ratios above normal lending limits, loan-to-value ratios above normal lending limits that do not have primary mortgage insurance, a borrower who is a temporary resident, and loans securing non-conforming types of real estate. Alt-A mortgages are generally issued to borrowers having higher Fair Isaac Credit Organization (FICO) scores, and the lender typically issues a slightly higher interest rate for such mortgages. The Company considers Sub-prime collateral to be mortgages that are first-lien mortgage loans issued to Sub-prime borrowers, as demonstrated by recent delinquent rent or housing payments or substandard FICO scores. Second-lien mortgage loans are also considered Sub-prime. The amortized cost and estimated fair value of the Company’s investments in securities containing Alt-A collateral totaled $1,871.3 million and $1,469.5 million, respectively, and the amortized cost and estimated fair value of the Company’s investments in securities containing Sub-prime collateral totaled $678.6 million and $530.5 million, respectively. As of December 31, 2008, 76% and 85% of securities containing Alt-A and Sub-prime collateral, respectively, were rated AA or better. In addition, 68% and 77% of Alt-A and Sub-prime collateral, respectively, was originated in 2005 or earlier.

In addition, recent market activity has negatively impacted the Company’s investments in commercial mortgage-backed securities (CMBS). These investments in CMBS are generally characterized by securities that are collateralized by static, heterogeneous pools of mortgages on commercial real estate properties. Deals are generally diversified across property types, geography, borrowers, tenants, loan size, coupon and vintages. As of December 31, 2008, the amortized cost and estimated fair value of the Company’s investments in CMBS totaled $1.49 billion and $1.01 billion, respectively, while the December 31, 2007 amortized cost was $1.24 billion and estimated fair value was $1.22 billion.

Proceeds from the sale of securities available-for-sale during 2008, 2007 and 2006 were $4.42 billion, $5.02 billion and $2.65 billion, respectively. During 2008, gross gains of $38.3 million ($77.9 million and $66.6 million in 2007 and 2006, respectively) and gross losses of $49.6 million ($73.8 million and $71.2 million in 2007 and 2006, respectively) were realized on those sales.

Real estate held for use was $9.8 million and $17.8 million as of December 31, 2008 and 2007, respectively. These assets are carried at cost less accumulated depreciation, which was $2.1 million and $3.6 million as of December 31, 2008 and 2007, respectively. The carrying value of real estate held for sale was $6.8 million and $4.0 million as of December 31, 2008 and 2007, respectively.

The Company grants mainly commercial mortgage loans on real estate to customers throughout the U.S. As of December 31, 2008 and 2007, the Company’s largest exposure to any single borrower, region and property type was 2%, 23% and 33%, respectively, of the Company’s general account mortgage loan portfolio.

As of December 31, 2008 and 2007, the carrying value of commercial mortgage loans on real estate considered specifically impaired was $39.9 million and $7.4 million, respectively, for which a $14.4 million and $3.0 million valuation allowance had been established, respectively. No valuation allowance exists for collateral dependent commercial mortgage loans for which the fair value of the collateral is estimated to be greater than the carrying value.

The following table summarizes activity in the valuation allowance account for mortgage loans on real estate for the years ended December 31:

(in millions)	2008	2007	2006
Allowance, beginning of period	$24.8	$36.0	$35.1
Net change in allowance	17.6	(11.2)	0.9

Allowance, end of period	$42.4	$24.8	$36.0

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The Company has securitized commercial mortgage loans on real estate to third parties. The Company, as the transferor, has continuing involvement in these loans which consists of receiving servicing fees on loans which the Company has transferred.

The Company did not participate in any securitization arrangements during 2008. During 2008, the Company received $0.6 million in servicing fees related to financial assets where there is a continuing involvement from the securitization of commercial mortgage loans on real estate. During 2007, the Company received proceeds of $928.0 million from the securitization of commercial mortgage loans on real estate to third parties, experienced realized losses of $7.3 million on these loans, and received $0.7 million in servicing fees related to loans securitized in 2007 and before. During 2006, the Company received proceeds of $545.0 million from the securitization of commercial mortgage loans on real estate to third parties, experienced realized gains of $5.3 million on these loans, and received $0.4 million in servicing fees related to loans securitized in 2006 and before.

The Company provides a representations and warranties letter to the transferee for each securitization arrangement. If it is found that the Company has made a misrepresentation, it could be required to provide financial support to the transferee or its beneficial interest holders. For the years 2008 and 2007, the Company was not required to provide any financial or other support that it was not previously contractually required to provide to the transferee or its beneficial interest holders.

The following table summarizes net realized investment (losses) gains from continuing operations by source for the years ended December 31:

(in millions)	2008	2007	2006
Total realized gains on sales, net of hedging losses	9.6	78.9	98.7
Total realized losses on sales, net of hedging gains	(122.9)	(85.0)	(75.6)
Total other-than-temporary and other investment impairments	(1,146.4)	(116.9)	(16.8)
Credit default swaps	(22.0)	(7.5)	(1.1)
Derivatives and embedded deriviatives associated with living benefit contracts	(500.7)	—	—
Derivatives associated with death benefit contracts	109.4	—	—
Other derivatives	116.7	(27.7)	1.3
Trading asset valuation losses	(32.3)	(5.7)	—

Total realized (losses) gains before adjustments	(1,588.6)	(163.9)	6.5
Amounts credited to policyholder dividend obligation	37.6	(2.5)	0.1
Other	1.1	1.2	2.5

Net realized investment (losses) gains	$(1,549.9)	$(165.2)	$9.1

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following table summarizes other-than-temporary and other investment impairments by asset type for the years ended December 31:

(in millions)	2008	2007	2006
Fixed maturity securities:
Corporate securities
Public	$226.8	$10.6	$4.3
Private	85.1	62.7	0.5
Mortgage-backed securities	358.5	—	—
Asset-backed securities	397.5	35.1	2.1

Total fixed maturity securities	1,067.9	108.4	6.9
Equity Securities	60.2	—	0.1
Other	18.3	8.5	9.8

Total other-than-temporary and other investment impairments	$1,146.4	$116.9	$16.8

The following table summarizes net investment income from continuing operations by investment type for the years ended December 31:

(in millions)	2008	2007	2006
Securities available-for-sale:
Fixed maturity securities	$1,541.8	$1,547.4	$1,582.4
Equity securities	5.5	5.1	3.5
Trading assets	9.7	3.4	2.1
Mortgage loans on real estate	497.2	554.1	577.8
Short-term investments	21.0	44.6	56.6
Other	(47.0)	190.8	150.5

Gross investment income	2,028.2	2,345.4	2,372.9
Less investment expenses	56.9	68.7	72.7

Net investment income	$1,971.3	$2,276.7	$2,300.2

Fixed maturity securities with an amortized cost of $866.2 million and $198.8 million as of December 31, 2008 and December 31, 2007, respectively, were on deposit with various regulatory agencies as required by law.

The Company, through an agent, lends certain portfolio holdings and in turn receives cash collateral with the objective of increasing the yield on its investments. The cash collateral is invested in high-quality, short-term and long-term investments. The Company’s policy requires the maintenance of collateral of a minimum of 102% of the fair value of the securities loaned. Net returns on the investments, after payment of a rebate to the borrower, are shared between the Company and its agent. Both the borrower and the Company can request or return the loaned securities at any time. The Company maintains ownership of the loaned securities at all times and is entitled to receive from the borrower any payments for interest or dividends received on such securities during the loan term. In 2008, the Company recognized loaned securities as part of its investments available-for-sale. The Company also recognizes the short-term and other long-term investments acquired with the cash collateral and its obligation to return such collateral to the borrower in short-term and other long-term investments and other liabilities, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

As of December 31, 2008 and 2007, the Company had received $419.9 million and $604.6 million, respectively, of cash collateral on securities lending. The Company had not received any non-cash collateral on securities lending as of December 31, 2008 and 2007. As of December 31, 2008 and 2007, the Company had loaned securities with a fair value of $407.1 million and $593.0 million, respectively.

As of December 31, 2008 and 2007, the Company had received $1,022.5 million and $245.4 million, respectively, of cash for derivative collateral, which is in turn invested in short-term investments. The Company also held $35.4 million and $18.5 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company had pledged fixed maturity securities with a fair value of $24.5 million as collateral to various derivative counterparties compared to $18.8 million as of December 31, 2007. The Company considers its exposure to counterparty credit risk related to uncollateralized derivative receivables and the Company’s own credit rating in relation to uncollateralized derivative payables in measuring the fair value of its derivative assets and liabilities. The impact of this risk was immaterial to the overall fair value measurement as of December 31, 2008.

(7)	Deferred Policy Acquisition Costs

The following table presents a reconciliation of DAC for the years ended December 31:

(in millions)	2008	2007
Balance at beginning of period	$4,095.6	$3,851.0
Capitalization of DAC	587.6	631.3
Amortization of DAC	(691.6)	(382.1)
Adjustments to DAC related to unrealized gains and losses on securities available-for-sale and other	532.2	4.4
Cumulative effect of adoption of accounting principle	—	(9.0)

Balance at end of period	$4,523.8	$4,095.6

See Note 2(f) for information on the Company’s DAC policies.

(8)	Value of Business Acquired and Other Intangible Assets

The following table presents a reconciliation of VOBA for the years ended December 31:

(in millions)	2008	2007
Balance at beginning of period	$354.8	$392.7
Amortization of VOBA	(31.4)	(47.0)
Net realized losses on investments	1.9	1.1
Other	0.5	—

Subtotal	325.8	346.8
Change in unrealized gain on available-for-sale securities	8.2	8.0

Balance at end of period	$334.0	$354.8

Interest on the unamortized VOBA balance (at interest rates ranging from 4.50% to 7.56%) is included in amortization and was $22.4 million, $24.8 million and $27.5 million during the years ended December 31, 2008, 2007 and 2006, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following table summarizes intangible assets as of December 31:

		2008		2007
(in millions)	Initial useful life[1]	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing:
VOBA	28 years	$594.9	$270.5	$594.9	$241.5
Distribution forces	20 years	7.0	1.3	30.4	3.7
Other	Various	13.4	9.8	19.7	10.1

Total amortizing intangible assets		615.3	281.6	645.0	255.3
Non-amortizing:
State insurance licenses	Indefinite	7.8	—	8.0	—

Total intangible assets		$623.1	$281.6	$653.0	$255.3

[1]

The initial useful life was based on applicable assumptions. Actual periods are subject to revision based on variances from assumptions and other relevant factors. The state insurance licenses have indefinite lives and therefore are not amortized.

The 2008 adjustments primarily were due to the Company recording a $19.7 million pre-tax impairment charge on career agency force and independent agency force intangible assets associated with its plan to exit the NFN professional consulting group sales channel and selling arrangement changes for the independent agency force.

The Company’s impairment testing did not result in material impairment losses on intangible assets during 2008, 2007 and 2006.

Based on current assumptions, which are subject to change, the following table summarizes estimated amortization for the next five years ended December 31:

(in millions)	VOBA	Intangible assets with finite lives	Total intangible assets
2009	$24.8	$1.5	$26.3
2010	22.7	1.5	24.2
2011	20.3	0.5	20.8
2012	17.7	0.5	18.2
2013	15.5	0.5	16.0

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(9)	Goodwill

The following table summarizes changes in the carrying value of goodwill by segment for the years indicated:

(in millions)	Retirement Plans	Individual Protection	Corporate and Other	Total
Balance as of December 31, 2006	$82.2	$276.8	$—	$359.0
Adjustments	(18.7)	(49.0)	9.9	(57.8)

Balance as of December 31, 2007	63.5	227.8	9.9	301.2
Adjustments	—	(54.7)	—	(54.7)

Balance as of December 31, 2008	$63.5	$173.1	$9.9	$246.5

The 2007 adjustment in the Retirement Plans segment relates to the sale of The 401(k) Company. The 2007 adjustments in the Individual Protection segment relate to the discontinued operations of TBG Financial (see Note 2(o) for more information). The 2007 adjustment in the Corporate and Other segment relates to the merger of Nationwide Federal Credit Union into Nationwide Bank.

The 2008 adjustment in the Individual Protection segment relates to the sale of TBG Financial (see Note 2(o) for more information).

The Company’s 2008 annual impairment testing did not result in any impairments on existing goodwill.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(10)	Closed Block

The amounts shown in the following tables for assets, liabilities, revenues and expenses of the closed block of NLICA are those that enter into the determination of amounts that are to be paid to policyholders.

The following table summarizes financial information for the closed block as of December 31:

(in millions)	2008	2007
Liabilities:
Future policyholder benefits	$1,844.2	$1,860.4
Policyholder funds and accumulated dividends	142.7	141.8
Policyholder dividends payable	31.7	30.9
Policyholder dividend obligation	(62.2)	60.7
Other policy obligations and liabilities	9.2	11.0

Total liabilities	1,965.6	2,104.8

Assets:
Fixed maturity securities available-for-sale, at estimated fair value	1,082.1	1,178.0
Mortgage loans on real estate	294.8	320.1
Policy loans	197.9	200.5
Other assets	152.3	156.4

Total assets	1,727.1	1,855.0

Excess of reported liabilities over assets	238.5	249.8

Portion of above representing other comprehensive income:
Decrease in unrealized gain on fixed maturity securities available-for-sale	(88.6)	(2.2)
Adjustment to policyholder dividend obligation	88.6	2.2

Total	—	—

Maximum future earnings to be recognized from assets and liabilities	$238.5	$249.8

Other comprehensive income:
Fixed maturity securities available-for-sale:
Fair value	$1,082.1	$1,178.0
Amortized cost	1,157.0	1,164.3
Shadow policyholder dividend obligation	74.9	(13.7)

Net unrealized appreciation	$—	$—

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following table summarizes closed block operations for the years ended December 31:

(in millions)	2008	2007	2006
Revenues:
Premiums	$92.9	$95.7	$98.0
Net investment income	108.9	102.5	105.0
Realized investment losses	(40.9)	(1.5)	(4.1)
Realized gains (losses) credited to to policyholder benefit obligation	36.9	(2.5)	0.1

Total revenues	197.8	194.2	199.0

Benefits and expenses:
Policy and contract benefits	131.1	136.4	137.9
Change in future policyholder benefits and interest credited to policyholder accounts	(17.4)	(19.3)	(22.8)
Policyholder dividends	62.9	61.1	58.3
Change in policyholder dividend obligation	2.6	(3.6)	5.7
Other expenses	1.2	1.2	1.2

Total benefits and expenses	180.4	175.8	180.3

Total revenues, net of benefits and expenses, before federal income tax expense	17.4	18.4	18.7
Federal income tax expense	6.1	6.4	6.5

Revenues, net of benefits and expenses and federal income tax expense	$11.3	$12.0	$12.2

Maximum future earnings from assets and liabilities:
Beginning of period	$249.8	$261.8	$274.0
Change during period	(11.3)	(12.0)	(12.2)

End of period	$238.5	$249.8	$261.8

Cumulative closed block earnings from inception through December 31, 2008 and 2007 were higher than expected as determined in the actuarial calculation. Therefore, policyholder dividend obligations (excluding the adjustment for unrealized gains on available-for-sale securities) were $12.7 million and $47.0 million as of December 31, 2008 and 2007, respectively.

(11)	Variable Annuity Contracts

The Company issues traditional variable annuity contracts through its separate accounts, for which investment income and gains and losses on investments accrue directly to, and investment risk is borne by, the contractholder. The Company also issues non-traditional variable annuity contracts in which the Company provides various forms of guarantees to benefit the related contractholders. The Company provides five primary guarantee types under non-traditional variable annuity contracts: (1) GMDB; (2) GMAB; (3) guaranteed minimum income benefits (GMIB); (4) GLWB; and (5) a hybrid guarantee with GMAB and GLWB.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

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

December 31, 2008, 2007 and 2006

The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of December 31:

	2008			2007
(in millions)	Account value	Net amount at risk[1]	Wtd. avg. attained age	Account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$5,994.3	$440.6	60	$9,086.7	$18.7	59
Reset	12,542.1	2,477.7	64	18,055.4	62.1	63
Ratchet	12,423.4	3,775.3	67	15,931.7	133.3	66
Rollup	290.4	25.9	72	492.2	8.4	71
Combo	1,704.1	621.2	69	2,555.5	47.0	68

Subtotal	32,954.3	7,340.7	66	46,121.5	269.5	65
Earnings enhancement	333.5	7.2	63	519.2	49.8	62

Total - GMDB	$33,287.8	$7,347.9	66	$46,640.7	$319.3	65

GMAB[2]:
5 Year	$2,867.6	$499.0	N/A	$2,985.6	$4.6	N/A
7 Year	2,265.9	482.9	N/A	2,644.1	6.2	N/A
10 Year	677.9	132.2	N/A	927.3	1.3	N/A

Total - GMAB	$5,811.4	$1,114.1	N/A	$6,557.0	$12.1	N/A

GMIB[3]:
Ratchet	$244.7	$5.6	N/A	$425.2	$—	N/A
Rollup	659.5	1.3	N/A	1,119.9	—	N/A
Combo	0.1	—	N/A	0.3	—	N/A

Total - GMIB	$904.3	$6.9	N/A	$1,545.4	$—	N/A

GLWB:
L.inc	$3,320.8	$571.5	N/A	$2,865.8	$—	N/A

[1]

Net amount at risk is calculated on a seriatum basis and equals the respective guaranteed benefit less the account value (or zero if the account value exceeds the guaranteed benefit). As it relates to GMIB, net amount at risk is calculated as if all policies were eligible to annuitize immediately, although all GMIB options have a waiting period of at least 7 years from issuance.

[2]	GMAB contracts with the hybrid GMAB/GLWB rider had account values of $4.59 billion and $4.77 billion as of December 31, 2008 and 2007, respectively.

[3]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no material GMIB exposure.

Net amount at risk is highly sensitive to changes in financial market movements. The increase in net amount at risk during 2008 is primarily due to declines in the financial markets. See Note 5 – Equity Market Risk Management for a discussion of the Company’s risk management practices with respect to declining financial market exposure and related reserve balances.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following table summarizes account balances of variable annuity contracts that were invested in separate accounts as of December 31:

(in millions)	2008	2007
Mutual funds:
Bond	$4,370.3	$5,170.9
Domestic equity	18,676.2	31,450.4
International equity	2,421.4	4,009.4

Total mutual funds	25,467.9	40,630.7
Money market funds	2,146.4	1,742.1

Total	$27,614.3	$42,372.8

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

The following assumptions and methodology were used to determine the GMDB claim reserves as of December 31, 2008 and 2007:

•	Data used was based on a combination of historical numbers and future projections generally involving 50 probabilistically generated economic scenarios

•	Mean gross equity performance – 8.1%

•	Equity volatility – 18.7%

•	Mortality – 100% of Annuity 2000 table

•	Asset fees – equivalent to mutual fund and product loads

•	Discount rate – approximately 7.0%

Lapse rate assumptions vary by duration as shown below:

Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	1.00%	2.00%	2.00%	3.00%	4.50%	6.00%	7.00%	7.00%	11.50%	11.50%
Maximum	1.50%	2.50%	4.00%	4.50%	40.00%	41.50%	21.50%	35.00%	35.00%	18.50%

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(12)	Short-Term Debt

The following table summarizes short-term debt as of December 31:

(in millions)	2008	2007
$800.0 million commercial paper program	$149.9	$199.7
$350.0 million securities lending program facility	99.8	85.6
$500.0 million line of credit	46.0	14.0
$10.0 million line of credit	—	10.0

Total short-term debt	$295.7	$309.3

The Company has available as a source of funds a $1.00 billion revolving variable rate credit facility entered into by NFS, NLIC and NMIC with a group of national financial institutions. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility provides covenants, including, but not limited to, requirements that the Company’s debt not exceed 40% of tangible net worth, as defined, and that NLIC maintain statutory surplus, as defined, in excess of $1.67 billion. As of December 31, 2008, the Company and NLIC were in compliance with all covenants. NLIC and NMIC had no amounts outstanding under this agreement as of December 31, 2008 and 2007. NLIC also has an $800.0 million commercial paper program and is required to maintain an available credit facility equal to 50% of any amounts outstanding under the commercial paper program. Therefore, borrowing capacity under the aggregate $1.00 billion revolving credit facility is reduced by 50% of any amounts outstanding under the commercial paper program. NLIC had $149.9 million of commercial paper outstanding at December 31, 2008 at a weighted average interest rate of 2.07% and $199.7 million at a weighted average interest rate of 4.39% at December 31, 2007.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR (0.44% and 4.60% as of December 31, 2008 and 2007, respectively). NLIC had $99.8 million and $85.6 million outstanding under this agreement as of December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company had not provided any guarantees on such borrowings, either directly or indirectly.

The Company also has a wholly-owned banking subsidiary with the ability to borrow from a single financial institution under a $50.0 million line of credit agreement and $500.0 million repurchase-based advance agreement. The borrowings are collateralized by investments owned by the subsidiary and are included in the consolidated balance sheets. The available portion of the credit facilities is limited by the collateral value of loans or securities pledged. The subsidiary had $46.0 million and $14.0 million outstanding under the $500.0 million repurchase-based advance agreement as of December 31, 2008 and December 31, 2007, respectively, at a weighted average interest rate of 1.94% in 2008 and 4.37% in 2007. The subsidiary had no amounts outstanding under the $50.0 million line of credit agreement at December 31, 2008 and 2007. As of December 31, 2008, the total additional collateralized borrowing capacity under these agreements was $322.9 million.

The Company paid interest on short-term debt totaling $10.4 million, $15.5 million and $12.3 million in 2008, 2007 and 2006, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(13)	Long-Term Debt

The following table summarizes long-term debt as of December 31:

(in millions)	2008	2007
$300.0 million principal, 6.25% senior notes, due November 15, 2011	$299.4	$299.2
$300.0 million principal, 5.90% senior notes, due July 1, 2012	299.4	299.2
$200.0 million principal, 5.625% senior notes, due February 13, 2015	199.4	199.3
$200.0 million principal, 5.10% senior notes, due October 1, 2015	199.6	199.5
$400.0 million principal, 6.75% fixed-to-floating rate junior subordinated notes, due May 15, 2037	399.4	399.4
$100.0 million principal, 7.899% junior subordinated debentures issued to a related party, due March 1, 2037	103.1	103.1
Other	225.6	65.4

Total long-term debt	$1,725.9	$1,565.1

On May 18, 2007, NFS issued $400.0 million principal of 6.75% fixed-to-floating rate junior subordinated notes. These notes bear interest at a fixed rate of 6.75% for a 30-year period, after which the notes will bear interest at the rate of three-month U.S. LIBOR plus 2.33%. These notes are redeemable under one of three scenarios. First, these notes are redeemable, in whole or in part, at any time on or after May 15, 2037 at their principal amount plus accrued and unpaid interest to the date of redemption, provided that in the event of a redemption in part, the principal amount outstanding after such redemption is at least $50.0 million. Next, these notes are redeemable, in whole or in part, prior to May 15, 2037, in cases not involving tax or rating agency events, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the “make-whole price,” provided that in the event of redemption in part the principal amount outstanding after such redemption is at least $50.0 million. “Make-whole price” means the sum of the present values of the outstanding principal (discounted from May 15, 2037) and remaining scheduled payments of interest that would have been payable to and including May 15, 2037 (discounted from their respective interest payment dates) on the notes to be redeemed (not including any portion of such payments of interest accrued to the redemption date) to the redemption date on a semiannual basis at a prevailing U.S. Treasury rate plus 30 basis points, plus accrued and unpaid interest on the principal amount being redeemed to the redemption date. Lastly, these notes are redeemable in whole, but not in part, prior to May 15, 2037, within 90 days after the occurrence of certain tax or rating agency events, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the “special event make-whole price.” “Special event make-whole price” means the sum of the present values of the outstanding principal (discounted from May 15, 2037) and remaining scheduled payments of interest that would have been payable to and including May 15, 2037 (discounted from their respective interest payment dates) on the notes to be redeemed (not including any portion of such payments of interest accrued to the redemption date) to the redemption date on a semiannual basis at a prevailing U.S. Treasury rate plus 50 basis points, plus accrued and unpaid interest on the principal amount being redeemed to the redemption date. The final maturity date for the notes is May 15, 2067 extendible to 2087.

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

December 31, 2008, 2007 and 2006

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

The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of December 31, 2008 and 2007, the Company was in compliance with all such covenants.

On March 11, 1997, Trust I sold, in a public offering, $100.0 million principal of 7.899% capital securities, representing preferred undivided beneficial interests in the assets of Trust I. This sale generated net proceeds of $98.3 million. Concurrent with the sale of the capital securities, NFS sold to Trust I $103.1 million principal of its 7.899% junior subordinated debentures due March 1, 2037. The junior subordinated debentures are the sole assets of Trust I and are redeemable by NFS in whole at any time or in part from time to time at par plus an applicable make-whole premium. The related capital securities will mature or be called simultaneously with the junior subordinated debentures and have a liquidation value of $1,000 per capital security. The capital securities are fully and unconditionally guaranteed by NFS, and there are no related sinking fund requirements. Distributions on the capital securities are cumulative and payable semi-annually in arrears. On February 18, 2009, Trust I delisted the capital securities from the New York Stock Exchange.

The Company made interest payments on the senior notes of $57.9 million in 2008, $76.1 million in 2007 and $82.0 million in 2006.

Distributions related to junior subordinated debentures were classified as interest expense in the consolidated statements of (loss) income. The Company made distributions of $35.1 million, $21.3 million and $8.1 million related to junior subordinated debentures in 2008, 2007 and 2006, respectively.

In addition, the Company’s wholly-owned banking subsidiary has fixed rate borrowings from various financial institutions totaling $220.0 million and $65.0 million as of December 31, 2008 and 2007 respectively, with interest rates ranging from 1.80% to 4.45%. These borrowings have maturity dates ranging from two to twenty years ($45.0 million mature within two years and the remainder thereafter), and all are secured by investments and single family residential loans pledged by the subsidiary. The subsidiary made interest payments of $4.7 million in 2008 and $0.1 million in 2007.

(14)	Federal Income Taxes

In 2008, NFS will file a life/non-life federal income tax return with all of its eligible downstream subsidiaries. Effective January 1, 2009, pursuant to the merger agreement dated August 6, 2008 whereby NMIC and its affiliates purchased all of the NFS common stock they did not already own, Nationwide Corporation will own more than 80% of the value of NFS, meeting the requirements for NFS to join the NMIC consolidated federal income tax return. However, the life insurance company subsidiaries will not be eligible to join the NMIC consolidated federal income tax return until 2014. The members of the NFS consolidated federal income tax return group participate in a tax sharing arrangement, which uses a consolidated approach in allocating the amount of current and deferred expense to the separate financial statements of a subsidiary. This approach provides for a current tax benefit to the subsidiary for losses that are utilized in the consolidated tax return.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following table summarizes the tax effects of temporary differences that give rise to significant components of the net deferred tax (asset) liability as of December 31:

(in millions)	2008	2007
Deferred tax assets:
Future policy benefits and claims	$929.5	$733.9
Securities available-for-sale	829.5	83.9
Derivatives	229.7	—
Other	341.4	224.2

Gross deferred tax assets	2,330.1	1,042.0
Less valuation allowance	(25.9)	(23.7)

Deferred tax assets, net of valuation allowance	2,304.2	1,018.3

Deferred tax liabilities:
Deferred policy acquisition costs	1,277.2	1,110.9
Value of business acquired	116.2	124.2
Derivatives	—	15.6
Other	213.3	154.4

Gross deferred tax liabilities	1,606.7	1,405.1

Net deferred tax (asset) liability	$(697.5)	$386.8

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Future taxable amounts or recovery of federal income taxes paid within the statutory carryback period can offset nearly all future deductible amounts. Because it is more likely than not that certain deferred tax assets will not be realized, the Company established a valuation allowance of $25.9 million as of December 31, 2008 and $23.7 million as of December 31, 2007 and 2006. No additional valuation allowances are required to be recognized as the Company has prudent and feasible tax planning strategies that would, if necessary, be implemented to utilize deferred tax assets.

The Company’s current federal income tax asset was $147.7 million and $0.6 million as of December 31, 2008 and 2007, respectively.

Total federal income taxes paid were $9.1 million, $155.0 million and $0.3 million during the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the Company has $45.0 million of capital loss carryforwards that can carry forward for five tax years and are expected to be fully utilized. In addition, the Company has $49.0 million in low income housing credit carryforwards which can be carried forward for twenty years. The Company expects that they will be fully utilized. The Company has $56.5 million in Alternative Minimum Tax (AMT) credit carryforwards, which can be carried forward until utilized. The Company expects to fully realize the AMT credits in the future.

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

In addition, during 2008, the Company recorded $13.2 million of net federal income tax expense adjustments primarily related to differences between the 2007 estimated tax liability and the amounts expected to be reported on the Company’s 2007 tax returns when filed. These changes in estimates primarily were driven by the Company’s separate account DRD.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

During the second quarter of 2007, the Company recorded $6.4 million of net federal income tax expense adjustments primarily related to differences between the 2006 estimated tax liability and the amounts the Company reported on its 2006 tax returns. The Company recorded an additional $1.5 million and $0.2 million of such adjustments during the third and fourth quarters of 2007, respectively.

Through June 2006, the Company’s federal income tax returns for tax years 2000-2002 were under IRS examination pursuant to a routine audit. In accordance with its regular practice, management established tax reserves based on the current facts and circumstances regarding each tax exposure item for which the ultimate deductibility is open to interpretation. These reserves are reviewed regularly and are adjusted as events occur that management believes impacts the Company’s liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/non-deductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. A significant component of the Company’s tax reserve as of December 31, 2005 was related to the separate account DRD. See “Tax Matters” in Note 20 for more information regarding DRD.

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

The following table summarizes the federal income tax (benefit) expense attributable to (loss) income from continuing operations for the years ended December 31:

(in millions)	2008	2007	2006
Current	$(110.8)	$155.6	$(11.5)
Deferred	(421.3)	35.1	83.7

Federal income tax (benefit) expense	$(532.1)	$190.7	$72.2

Total federal income tax (benefit) expense differs from the amount computed by applying the U.S. federal income tax rate to (loss) income from continuing operations before federal income tax (benefit) expense as follows for the years ended December 31:

	2008		2007		2006
(dollars in millions)	Amount	%	Amount	%	Amount	%
Computed tax (benefit) expense	$(478.8)	35.0	$280.1	35.0	$279.8	35.0
DRD	(42.8)	3.1	(67.6)	(8.5)	(73.0)	(9.1)
Reserve release	—	—	—	—	(114.2)	(14.3)
Other, net	(10.5)	0.8	(21.8)	(2.7)	(20.4)	(2.6)

Total	$(532.1)	38.9	$190.7	23.8	$72.2	9.0

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

As noted previously, the Company adopted the provisions of FIN 48 on January 1, 2007. There was no impact to the Company’s retained earnings on adoption of FIN 48. A rollforward of the beginning and ending uncertain tax positions, including permanent and temporary differences, but excluding interest and penalties, is as follows:

(in millions)	2008	2007
Balance at beginning of period	$8.8	$4.6
Additions for current year tax positions	37.7	4.2
Additions for prior years tax positions	0.3	—
Reductions for prior years tax positions	(2.8)	—

Balance at end of period	$44.0	$8.8

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate on December 31, 2008, is $37.7 million.

The Company has included tax on permanent uncertain tax positions and interest and penalties on all uncertain tax positions in determining the potential impact on the effective tax rate above. An uncertain tax timing position may result in the acceleration of cash payments to the IRS, but will not impact the effective tax rate.

During the years ended December 31, 2008, and 2007, the Company incurred $1.0 million and $0.9 million in interest and penalties, respectively. The Company accrued $2.3 million and $1.3 million for the payment of interest and penalties at December 31, 2008 and 2007, respectively. Interest expense and any associated penalties are shown as income tax expense.

Management is not aware of any reasonable possibility of a significant increase or decrease to the total of the uncertain tax positions within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years through 2002. The IRS commenced an examination of the Company’s U.S. income tax returns for 2003 through 2005 in the first quarter of 2007. As of December 31, 2008, the IRS has proposed adjustments which would not result in a material change to the Company’s financial position.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(15)	Shareholders’ Equity, Regulatory Risk-Based Capital, Statutory Results and Dividend Restrictions

Overview

On August 6, 2008, the Company entered into a definitive agreement for NMIC, Nationwide Corporation and NWM Merger Sub, Inc. for Nationwide Corporation to acquire by merger all of the outstanding Class A common stock of the Company it did not already own for $52.25 per share in cash. The transaction was approved by the Company’s shareholders on December 31, 2008 and closed effective January 1, 2009. As a result of the transaction, Nationwide Corporation owns all of the outstanding capital stock of the Company.

Until the closing of the merger transaction on January 1, 2009, the Board of Directors of the Company had the authority to issue 50.0 million shares of preferred stock without further action of the shareholders. Preferred stock could have been issued in one or more classes with full, special, limited or no voting powers; designations, preferences and relative, participating, optional or other special rights; and qualifications and limitations or restrictions as stated in any resolution adopted by the Board of Directors of the Company issuing any class of preferred stock. No shares of preferred stock have been issued or are outstanding. Upon the closing of the merger transaction on January 1, 2009, no preferred stock was available for issuance by the Company.

Until the closing of the merger transaction on January 1, 2009, the holders of Class A common stock were entitled to one vote per share. The holders of Class B common stock were entitled to ten votes per share. Class A common stock had no conversion rights. Class B common stock had been convertible into Class A common stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A common stock for each share of Class B common stock converted. If at any time after the initial issuance of shares of Class A common stock the number of outstanding shares of Class B common stock fell below 5% of the aggregate number of issued and outstanding shares of common stock, then each outstanding share of Class B common stock would have automatically converted into one share of Class A common stock. In the event of any sale or transfer of shares of Class B common stock to any person or persons other than NMIC or its affiliates, such shares of Class B common stock so transferred would have been automatically converted into an equal number of shares of Class A common stock. Cash dividends of $0.87, $1.04 and $0.92 per common share were declared during 2008, 2007 and 2006, respectively. All of the shares of the Company’s Class A and Class B common stock were cancelled upon the closing of the merger transaction on January 1, 2009. The currently outstanding shares of the Company’s common stock are held by Nationwide Corporation, are entitled to one vote per share, and have no conversion rights.

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

During the year ended December 31, 2008, the Company repurchased 758,700 shares of its Class A common stock for an aggregate of $32.9 million at an average price per share of $43.42, all of which were repurchased prior to March 10, 2008. From the Program’s inception through December 31, 2008, the Company repurchased a total of 16,434,068 shares of its Class A common stock for an aggregate of $811.9 million at an average price per share of $49.40, including the impact of per share price adjustments related to accelerated share repurchase agreements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

In addition to the Class A share repurchases described above, NFS and Nationwide Corporation entered into a Share Purchase Agreement on November 27, 2006. Pursuant to this agreement, NFS purchased 3,855,050 shares of its Class B common stock held by Nationwide Corporation for $200.0 million at an average price per share of $51.88 (the five-day average closing price on the New York Stock Exchange for the period beginning November 27, 2006 and ending December 1, 2006). The transaction closed on December 4, 2006. Upon the repurchase, the Class B common stock converted automatically to Class A common stock. The Company retained these shares in treasury for future issuance.

The Program terminated on January 1, 2009 upon the closing of the merger transaction described above as a result of the purchase of all of NFS’ outstanding publicly traded common stock by Nationwide Corporation.

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

Statutory Results

The Company’s life insurance subsidiaries are required to prepare statutory financial statements in conformity with the NAIC’s Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable state department of insurance. Statutory accounting practices focus on insurer solvency and differ from GAAP materially. The principal differences include charging policy acquisition and certain sales inducement costs to expense as incurred, establishing future policy benefits and claims reserves using different actuarial assumptions, excluding certain assets from statutory admitted assets; and valuing investments and establishing deferred taxes on a different basis. The following tables summarize the statutory net (loss) income and statutory capital and surplus for the Company’s primary life insurance subsidiaries for the years ended December 31:

(in millions)	2008[1]	2007	2006
Statutory net (loss) income
NLIC	$(898.3)	$309.0	$537.5
NLICA	27.8	91.6	95.3

Statutory capital and surplus
NLIC	$2,261.5	$2,501.1	$2,682.3
NLICA	488.4	674.0	654.3

[1]	Unaudited as of the date of this report.

NLIC received approval from the Ohio Department of Insurance (ODI) regarding the use of a permitted practice related to the statutory accounting provision for the admissibility of deferred tax assets as of December 31, 2008. The permitted practice modifies the practice prescribed by the NAIC by increasing the threshold for admissibility of deferred tax assets from 10% to 15% of statutory capital and surplus. The permitted practice resulted in an increase of NLIC’s estimated statutory surplus of $68.9 million (unaudited) as of December 31, 2008. The permitted practice had no impact on NLIC’s statutory net income. The benefits of this permitted practice may not be considered by the Company when determining capital and surplus available for dividends.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

Dividend Restrictions

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. During the year ended December 31, 2008, NLIC paid a dividend of $246.5 million to NFS after providing prior notice to the ODI. The dividend included $181.9 million in cash and $64.6 million in securities. As of January 1, 2009, NLIC could not pay dividends to NFS without obtaining prior approval.

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

The ability of NLICA to pay dividends to NFS is subject to regulation under Pennsylvania insurance law. Under Pennsylvania insurance laws, unless the Pennsylvania Insurance Department (PID) either approves or does not disapprove payment within 30 days after being notified, NLICA may not pay any cash dividends or other non-stock distributions to NFS during any 12-month period if the total payments exceed the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLICA paid a dividend of $213.7 million to NFS in 2008 after providing prior notice to the PID. The dividend included $98.9 million in cash, $86.6 million in securities and $28.2 million in mortgage loans. As of January 1, 2009, NLICA could not pay dividends to NFS without obtaining prior approval.

NFS currently does not expect such regulator requirements to impair the ability of its insurance company subsidiaries to pay sufficient dividends in order for NFS to have the necessary funds available to meet its obligations.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

Comprehensive Loss

The Company’s comprehensive loss includes net income and certain items that are reported directly within separate components of shareholders’ equity that are not recorded in net income (other comprehensive income or loss).

The following table summarizes the Company’s other comprehensive loss, before and after federal income tax benefit, for the years ended December 31:

(in millions)	2008	2007	2006
Net unrealized losses on securities available-for-sale arising during the period:
Net unrealized losses before adjustments	$(3,893.4)	$(274.7)	$(194.3)
Net adjustment to DAC	528.8	3.8	40.5
Net adjustment to VOBA	8.2	8.0	(13.4)
Net adjustment to future policy benefits and claims	127.8	5.9	23.1
Net adjustment to policyholder dividend obligation	88.7	2.2	14.7
Related federal income tax benefit	1,098.8	89.4	45.2

Net unrealized losses	(2,041.1)	(165.4)	(84.2)

Reclassification adjustment for net realized losses on securities available-for-sale realized during the period:
Net unrealized losses	1,139.5	103.5	11.5
Related federal income tax benefit	(398.8)	(36.2)	(4.0)

Net reclassification adjustment	740.7	67.3	7.5

Other comprehensive loss on securities available-for-sale	(1,300.4)	(98.1)	(76.7)

Accumulated net holding gains (losses) on cash flow hedges:
Unrealized holding gains (losses)	16.5	(17.2)	(0.2)
Related federal income tax (expense) benefit	(5.8)	6.0	0.1

Other comprehensive income (loss) on cash flow hedges	10.7	(11.2)	(0.1)

Other unrealized gains (losses):
Net unrealized gains (losses)	12.6	(7.2)	—
Related federal income tax (expense) benefit	(4.2)	2.5	—

Other net unrealized gains (losses)	8.4	(4.7)	—

Unrecognized amounts on pension plans:
Net unrecognized amounts	(12.3)	1.0	12.3
Related federal income tax benefit (expense)	4.3	(0.4)	(4.3)

Other comprehensive income on unrecognized pension amounts	(8.0)	0.6	8.0

Total other comprehensive loss	$(1,289.3)	$(113.4)	$(68.8)

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the years ended December 31, 2008, 2007 and 2006.

(16)	(Loss) Earnings Per Share

Basic (loss) earnings per share (EPS) represent the amount of (loss) earnings for the period available to each share of common stock outstanding during the reporting period. Diluted EPS represents the amount of (loss) earnings for the period available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options, if dilutive.

The following table presents information relating to the Company’s calculations of basic and diluted EPS for the years ended December 31:

	2008			2007			2006
(in millions, except per share amounts)	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
(Loss) income from continuing operations	$(835.8)	$(6.06)	$(6.06)	$609.7	$4.28	$4.25	$727.1	$4.85	$4.82
Discontinued operations, net of taxes	(13.2)	(0.10)	(0.10)	23.1	0.16	0.16	(3.1)	(0.02)	(0.02)
Cumulative effect of adoption of accounting principle, net of taxes	—	—	—	(6.0)	(0.04)	(0.04)	—	—	—

Net (loss) income	$(849.0)	$(6.16)	$(6.16)	$626.8	$4.40	$4.37	$724.0	$4.83	$4.80

Weighted average common shares outstanding – basic	137.9			142.5			149.9
Dilutive effect of stock options[1]	—			1.0			0.8

Weighted average common shares outstanding – diluted[1]	137.9			143.5			150.7

[1]

Potential common shares arising from share-based employee compensation plans were not included in the computation of diluted EPS for the year ended December 31, 2008 because the effect would have been antidilutive. The number of potential shares excluded was 0.7 million shares.

(17)	Employee Benefit Plans

Defined Benefit Plans

The Company, excluding certain affiliated companies, participates in a qualified defined benefit pension plan sponsored by NMIC (NRP plan). Previously, NFN also had a separate qualified defined benefit pension plan (NFN plan). Effective January 30, 2008, the NFN plan was merged with the NRP plan, which resulted in no change of benefits for the participants. Plan assets of $141.3 million and Projected Benefit Obligations of $83.8 million were transferred from the NFN plan to the NRP in exchange for an intercompany prepaid asset of $57.5 million and recognized a $5.4 million gain. The NRP plan is a qualified defined benefit plan sponsored by NMIC that covers all employees of participating employers who have completed at least one year of service, including all NFN employees previously covered by the NFN plan. Plan assets are invested in a group annuity contract issued by NLIC, a group annuity contract issued by NLICA and in a trust with Bank of New York as the custodian and trustee. All participants are eligible for benefits based on an account balance feature. Participants hired before 2002 are eligible for benefits based on the highest average annual salary of a specified number of consecutive years of the last ten years of service, if such benefits are of greater value than the account balance feature. The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work benefits the Company. In addition, separate non-qualified defined benefit pension plans sponsored by NMIC cover certain executives with at least one year of service.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The Company’s portion of expense relating to the plans sponsored by NMIC was $7.9 million, $11.4 million and $22.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company’s portion of income relating to the NFN pension plans was $2.7 and $1.7 million for the years ended December 31, 2007 and 2006, respectively.

See Note 18 for more information on group annuity contracts issued by the Company for various employee benefit plans sponsored by NMIC or its affiliates.

The following table summarizes information regarding the funded status of the NFN plans (all are U.S. plans), as of December 31 (2008 information is not applicable due to the merger of the NFN plans into the NRP plan):

(in millions)	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	N/A	$101.3
Service cost	N/A	2.9
Interest cost	N/A	4.9
Actuarial loss	N/A	(1.6)
Benefits paid	N/A	(7.5)

Benefit obligation at end of year	N/A	100.0

Change in plan assets:
Fair value of plan assets at beginning of year	N/A	146.7
Actual return on plan assets	N/A	9.9
Employer contributions	N/A	0.9
Benefits paid	N/A	(7.5)

Fair value of plan assets at end of year	N/A	150.0

Funded status	N/A	$50.0

Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Unrecognized prior service cost[1]	N/A	$(0.3)
Unrecognized net gain	N/A	13.6

Amount included in AOCI	N/A	13.3
Cumulative employer contributions in excess of net periodic benefit cost	N/A	36.7

Net amount recognized on balance sheet	N/A	$50.0

Accumulated benefit obligation	N/A	$92.9

[1]	Represents the increase in the projected benefit obligation related to the application of the Pension Protection Act effective December 31, 2006.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following table summarizes the weighted average assumptions used to calculate the benefit obligation of the NFN pension plans as of the December 31 measurement date:

	2008	2007
Discount rate	N/A	5.25%
Rate of increase in future compensation levels	N/A	4.75%

The following table summarizes the asset allocation for the NFN qualified pension plan at the end of 2008 and 2007, by asset category:

	Percentage of plan assets at end of
Asset Category	2008	2007
Equity securities	N/A	64%
Debt securities	N/A	36%

Total	N/A	100%

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

The NFN pension plans employ a prospective building block approach in determining the expected long-term rate of return on plan assets. This process is integrated with the determination of other economic assumptions such as discount rate and salary scale. Historical markets are studied, and long-term historical relationships between equities and fixed income investments are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run (called a risk premium). Historical risk premiums are used to develop expected real rates of return for each asset sub-class. The expected real rates of return, reduced for investment expenses, are applied to the target allocation of each asset sub-class to produce an expected real rate of return for the target portfolio. This expected real rate of return will vary by plan and will change when the plan’s target investment portfolio changes. Current market factors such as inflation and interest rates are incorporated into the process. For a given measurement date, the discount rate is set by reference to the yield on high-quality corporate bonds to approximate the rate at which plan benefits could effectively be settled. For December 31, 2007, the reference bond portfolio was the Moody’s Investors Service, Inc. AA long-term corporate bond index. For pension benefits, a downward adjustment to the discount rate of 0.50% to 0.75% was included for plan administration and other expenses. The historical real rate of return is subtracted from these bonds to generate an assumed inflation rate. The expected long-term rate of return on plan assets is the assumed inflation rate plus the expected real rate of return. This process effectively sets the expected return for the plan’s portfolio at the yield for the reference bond portfolio, adjusted for expected risk premiums of the target asset portfolio. Given the prospective nature of this calculation, short-term fluctuations in the market do not impact the expected risk premiums. However, as the yield for the reference bond fluctuates, the assumed inflation rate and the expected long-term rate are adjusted in tandem.

In addition to the NMIC pension plan, the Company and certain affiliated companies, including NFN participate in life and health care defined benefit plans sponsored by NMIC for qualifying retirees. Postretirement life and health care benefits are contributory. The level of contribution required by a qualified retiree depends on the retiree’s years of service and date of hire. In general, postretirement benefits are available to full-time employees who are credited with 120 months of retiree life and health service. Postretirement health care benefit contributions are adjusted annually and contain cost-sharing features such as deductibles and coinsurance. In addition, there are caps on the Company’s portion of the per-participant cost of the postretirement health care benefits. The Company’s policy is to fund the cost of health care benefits in amounts determined at the discretion of management. Plan assets are invested primarily in a group annuity contract issued by NLIC, and a trust with Bank of New York as the custodian and trustee. All participants are eligible for benefits based on an account balance feature. The Company’s portion of expense relating to these plans was immaterial for the years ended December 31, 2008, 2007 and 2006.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

Defined Contribution Plans

NMIC sponsors a defined contribution retirement savings plan covering substantially all employees of the Company. Employees may make salary deferral contributions of up to 80%. With the exception of NFN agents, salary deferrals of up to 6% are subject to a 50% Company match. The Company’s expense for contributions to these plans was $7.7 million, $8.2 million and $7.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NFN also provides a funded noncontributory defined contribution plan that covers substantially all of its agents. The Company’s expense for contributions to this plan was $0.6 million, $0.7 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(18)	Related Party Transactions

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

In addition, Nationwide Services Company, LLC (NSC), a subsidiary of NMIC, provides data processing, systems development, hardware and software support, telephone, mail and other services to the Company, based on specified rates for units of service consumed. For the years ended December 31, 2008, 2007 and 2006, the Company made payments to NMIC and NSC totaling $286.8 million, $288.5 million and $264.5 million, respectively.

The Company has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $2.96 billion and $3.06 billion as of December 31, 2008 and 2007, respectively. Total revenues from these contracts were $137.9 million, $132.3 million and $139.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances was $115.6 million, $110.1 million and $111.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The terms of these contracts are materially consistent with what the Company offers to unaffiliated parties.

The Company leases office space from NMIC. For the years ended December 31, 2008, 2007 and 2006, the Company made lease payments to NMIC of $22.9 million, $24.4 million and $19.3 million, respectively.

NLIC has a reinsurance agreement with NMIC whereby all of NLIC’s accident and health business not ceded to unaffiliated reinsurers is ceded to NMIC on a modified coinsurance basis. Either party may terminate the agreement on January 1 of any year with prior notice. Under a modified coinsurance agreement, the ceding company retains invested assets, and investment earnings are paid to the reinsurer. Under the terms of NLIC’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC for the years ended December 31, 2008, 2007 and 2006 were $202.3 million, $317.6 million and $430.8 million, respectively, while benefits, claims and expenses ceded during these years were $218.9 million, $348.1 million and $470.4 million, respectively.

Under a marketing agreement with NMIC, NLIC makes payments to cover a portion of the agent marketing allowance that is paid to Nationwide agents. These costs cover product development and promotion, sales literature, rent and similar items. Payments under this agreement totaled $8.3 million, $20.1 million and $28.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The last payment under this agreement was made in 2008.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of December 31, 2008 and 2007, the Company had no outstanding borrowings from affiliated entities under such agreements. During 2008, 2007 and 2006, the most the Company had outstanding at any given time was $151.6 million, $178.2 million and $191.5 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these years were immaterial.

The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC for the benefit of the Company were $2.71 billion and $473.0 million as of December 31, 2008 and 2007, respectively, and are included in short-term investments on the consolidated balance sheets.

The Company and an affiliate are currently developing a browser-based policy administration and online brokerage software application for defined benefit plans. In connection with the development of this application, the Company made net payments, which were expensed, to that affiliate related to development totaling $15.1 million, $13.0 million and $9.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NLIC entered into a note purchase agreement with an affiliate on November 17, 2006 to purchase $25.0 million of the affiliate’s 5.6% senior notes due November 16, 2016. The notes are secured by certain pledged mortgage servicing rights. The note is payable in seven equal principal installments of $3.6 million which begin November 6, 2010. Interest is payable semi-annually on each May 16 and November 16.

Through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC, as described in Note 15. Effective October 1, 2002, NFS began filing a consolidated federal tax return with its non-life insurance company subsidiaries. Total payments from NMIC were $22.5 million and $16.3 million during the years ended December 31, 2008 and 2006, respectively. These payments related to tax years prior to deconsolidation. There were no payments during 2007.

During 2008, a wholly-owned banking subsidiary of the Company sold, at fair value, securities with an estimated fair value of $144.2 million to NMIC. The sale resulted in a net realized loss of $23.5 million to the Company.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(19)	Contingencies

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

A promotional and marketing arrangement associated with the Company’s offering of a retirement plan product and related services in Alabama is under investigation by the Alabama Securities Commission. The Company currently expects that any damages paid to settle this matter will not have a material adverse impact on its consolidated financial position. It is not possible to predict what effect, if any, the outcome of this investigation may have on the Company’s retirement plan operations with respect to promotional and marketing arrangements in general in the future.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

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

NFS, NMIC, NMFIC, Nationwide Corporation and the directors of NFS have been named as defendants in several class actions brought by NFS shareholders. These lawsuits arose following the announcement of the joint offer by NMIC, NMFIC and Nationwide Corporation to acquire all of the outstanding shares of NFS’ Class A common stock. The defendants deny any and all allegations of wrongdoing and have defended these lawsuits vigorously. On August 6, 2008, NFS and NMIC, NMFIC and Nationwide Corporation announced that they had entered into a definitive agreement for the acquisition of all of the outstanding shares of NFS’ Class A common stock for $52.25 per share by Nationwide Corporation, subject to the satisfaction of specific closing conditions. Simultaneously, the plaintiffs and defendants entered into a memorandum of understanding for the settlement of these lawsuits. The memorandum of understanding provides, among other things, for the settlement of the lawsuits and release of the defendants and, in exchange for the release and without admitting any wrongdoing, defendant NMIC shall acknowledge that the pending lawsuits were a factor, among others, that led it to offer an increased share price in the transaction. NMIC shall agree to pay plaintiffs’ attorneys’ fees and the costs of notifying the class members of the settlement. The memorandum of understanding is conditioned upon court approval of the proposed settlement. The court has scheduled the fairness hearing for approval of the proposed settlement for June 23, 2009. The lawsuits are pending in multiple jurisdictions and allege that the offer price was inadequate, that the process for reviewing the offer was procedurally unfair and that the defendants have breached their fiduciary duties to the holders of the NFS Class A common stock. NFS continues to defend these lawsuits vigorously.

On November 20, 2007, NRS and NLIC were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama entitled Ruth A. Gwin and Sandra H. Turner, and a class of similarly situated individuals v Nationwide Life Insurance Company, Nationwide Retirement Solutions, Inc., Alabama State Employees Association, PEBCO, Inc. and Fictitious Defendants A to Z. On December 2, 2008, the plaintiffs filed an amended complaint. The plaintiffs claim to represent a class of all participants in the Alabama State Employees Association (ASEA) Plan, excluding members of the Deferred Compensation Committee, members of the Board of Control, ASEA’s directors, officers and board members, and PEBCO’s directors, officers and board members. The class period is from November 20, 2001, to the date of trial. In the amended class action complaint, the plaintiffs allege breach of fiduciary duty, wantonness and breach of contract. The amended class action complaint seeks a declaratory judgment, an injunction, an appointment of an independent fiduciary to protect Plan participants, disgorgement of amounts paid, reformation of Plan documents, compensatory damages and punitive damages, plus interest, attorneys’ fees and costs and such other equitable and legal relief to which plaintiffs and class members may be entitled. Also, on December 2, 2008, the plaintiffs filed a motion for preliminary injunction seeking an order requiring periodic payments made by NRS and/or NLIC to ASEA or PEBCO to be held in a trust account for the benefit of Plan participants. On December 4, 2008, the Alabama State Personnel Board and the State of Alabama by, and through the State Personnel Board, filed a motion to intervene and a complaint in intervention. On December 16, 2008, the Companies filed their Answer. On February 4, 2009, the court provisionally agreed to add the State of Alabama, by and through the State Personnel Board as a party. NRS and NLIC continue to defend this case vigorously.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

On July 11, 2007, NLIC was named in a lawsuit filed in the United States District Court for the Western District of Washington at Tacoma entitled Jerre Daniels-Hall and David Hamblen, Individually and on behalf of All Others Similarly Situated v. National Education Association, NEA Member Benefits Corporation, Nationwide Life Insurance Company, Security Benefit Life Insurance Company, Security Benefit Group, Inc., Security Distributors, Inc., et. al. The plaintiffs seek to represent a class of all current or former National Education Association (NEA) members who participated in the NEA Valuebuilder 403(b) program at any time between January 1, 1991 and the present (and their heirs and/or beneficiaries). The plaintiffs allege that the defendants violated the Employee Retirement Income Security Act of 1974, as amended (ERISA) by failing to prudently and loyally manage plan assets, by failing to provide complete and accurate information, by engaging in prohibited transactions, and by breaching their fiduciary duties when they failed to prevent other fiduciaries from breaching their fiduciary duties. The complaint seeks to have the defendants restore all losses to the plan, restoration of plan assets and profits to participants, disgorgement of endorsement fees, disgorgement of service fee payments, disgorgement of excessive fees charged to plan participants, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On May 23, 2008, the Court granted the defendants’ motion to dismiss. On June 19, 2008, the plaintiffs filed a notice of appeal. On October 17, 2008, the plaintiffs filed their opening brief. On December 19, 2008 the defendants filed their briefs. On January 26, 2009, the plaintiffs filed Appellants’ Reply Brief. NLIC continues to defend this lawsuit vigorously.

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

On February 11, 2005, NLIC was named in a class action lawsuit filed in Common Pleas Court, Franklin County, Ohio entitled Michael Carr v. Nationwide Life Insurance Company. The complaint seeks recovery for breach of contract, fraud by omission, violation of the Ohio Deceptive Trade Practices Act and unjust enrichment. The complaint also seeks unspecified compensatory damages, disgorgement of all amounts in excess of the guaranteed maximum premium and attorneys’ fees. On February 2, 2006, the court granted the plaintiff’s motion for class certification on the breach of contract and unjust enrichment claims. The court certified a class consisting of all residents of the United States and the Virgin Islands who, during the class period, paid premiums on a modal basis to NLIC for term life insurance policies issued by NLIC during the class period that provide for guaranteed maximum premiums, excluding certain specified products. Excluded from the class are NLIC; any parent, subsidiary or affiliate of NLIC; all employees, officers and directors of NLIC; and any justice, judge or magistrate judge of the State of Ohio who may hear the case. The class period is from February 10, 1990 through February 2, 2006, the date the class was certified. On January 26, 2007, the plaintiff filed a motion for summary judgment. On April 30, 2007, NLIC filed a motion for summary judgment. On February 4, 2008, the Court granted the class’s motion for summary judgment on the breach of contract claims arising from the term policies in 43 of 51 jurisdictions. The Court granted NLIC’s motion for summary judgment on the breach of contract claims on all decreasing term policies. On November 7, 2008, the case was settled.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

On April 13, 2004, NLIC was named in a class action lawsuit filed in Circuit Court, Third Judicial Circuit, Madison County, Illinois, entitled Woodbury v. Nationwide Life Insurance Company. NLIC removed this case to the United States District Court for the Southern District of Illinois on June 1, 2004. On December 27, 2004, the case was transferred to the United States District Court for the District of Maryland and included in the multi-district proceeding entitled In Re Mutual Funds Investment Litigation. In response, on May 13, 2005, the plaintiff filed the first amended complaint purporting to represent, with certain exceptions, a class of all persons who held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing or stale price trading activity. The first amended complaint purports to disclaim, with respect to market timing or stale price trading in NLIC’s annuities sub-accounts, any allegation based on NLIC’s untrue statement, failure to disclose any material fact, or usage of any manipulative or deceptive device or contrivance in connection with any class member’s purchases or sales of NLIC annuities or units in annuities sub-accounts. The plaintiff claims, in the alternative, that if NLIC is found with respect to market timing or stale price trading in its annuities sub-accounts, to have made any untrue statement, to have failed to disclose any material fact or to have used or employed any manipulative or deceptive device or contrivance, then the plaintiff purports to represent a class, with certain exceptions, of all persons who, prior to NLIC’s untrue statement, omission of material fact, use or employment of any manipulative or deceptive device or contrivance, held (through their ownership of an NLIC annuity or insurance product) units of any NLIC sub-account invested in mutual funds that included foreign securities in their portfolios and that experienced market timing activity. The first amended complaint alleges common law negligence and seeks to recover damages not to exceed $75,000 per plaintiff or class member, including all compensatory damages and costs. On June 1, 2006, the District Court granted NLIC’s motion to dismiss the plaintiff’s complaint. On January 30, 2009, the United States Court of Appeals for the Fourth Circuit affirmed that dismissal. NLIC continues to defend this lawsuit vigorously.

On August 15, 2001, NFS and NLIC were named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. Currently, the plaintiffs’ fifth amended complaint, filed March 21, 2006, purports to represent a class of qualified retirement plans under ERISA that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that NLIC and NFS breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by NFS and NLIC, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. To date, the District Court has rejected the plaintiffs’ request for certification of the alleged class. On September 25, 2007, NFS’ and NLIC’s motion to dismiss the plaintiffs’ fifth amended complaint was denied. On October 12, 2007, NFS and NLIC filed their answer to the plaintiffs’ fifth amended complaint and amended counterclaims. On November 1, 2007, the plaintiffs filed a motion to dismiss NFS’ and NLIC’s amended counterclaims. On November 15, 2007, the plaintiffs filed a motion for class certification. On February 8, 2008, the Court denied the plaintiffs’ motion to dismiss the amended counterclaim, with the exception that it was tentatively granting the plaintiffs’ motion to dismiss with respect to NFS’ and NLIC’s claim that it could recover any “disgorgement remedy” from plan sponsors. On April 25, 2008, NFS and NLIC filed their opposition to the plaintiffs’ motion for class certification. On September 29, 2008, the plaintiffs filed their reply to NFS’ and NLIC’s opposition to class certification. The Court has set a hearing on the class certification motion for February 27, 2009. NFS and NLIC continue to defend this lawsuit vigorously.

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

December 31, 2008, 2007 and 2006

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

(20)	Guarantees

Since 2002, the Company has sold $677.4 million of credit enhanced equity interests in Low-Income-Housing Tax Credit Funds (LIHTC Funds) to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 5.25% over periods ending between 2002 and 2022. As of December 31, 2008 and 2007, the Company held guarantee reserves totaling $5.1 million and $6.0 million, respectively, on these transactions. These guarantees are in effect for periods of approximately 15 years each. The LIHTC Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $1.10 billion. The Company does not anticipate making any material payments related to these guarantees.

As of December 31, 2008, the Company held stabilization reserves of $0.8 million as collateral for certain properties owned by the LIHTC Funds that had not met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. In 2008, $0.8 million of the stabilization reserve was released into income. In 2007, the stabilization reserve was increased by $2.4 million and $3.1 million was released into income.

To the extent there are cash deficits in any specific property owned by the LIHTC Funds, property reserves, property operating guarantees and reserves held by the LIHTC Funds are exhausted before the Company is required to perform under its guarantees. To the extent the Company is ever required to perform under its guarantees, it may recover any such funding out of the cash flow distributed from the sale of the underlying properties of the LIHTC Funds. This cash flow distribution would be paid to the Company prior to any cash flow distributions to unrelated third party investors.

(21)	Variable Interest Entities

In the normal course of business, the Company has relationships with variable interest entities (VIEs). The Company’s VIEs are conduits that assist the Company in structured products transactions involving the sale of low-income-housing tax credit funds (LIHTC Funds) to third party investors, other structured product issuances, and private equity investments.

The Company considers many factors when determining whether it is (or is not) the primary beneficiary of a VIE. There is a review of the entity’s contract and other deal related information, such as 1) the entity’s equity investment at risk, decision-making abilities, obligations to absorb economic risks and right to receive economic rewards of the entity, 2) whether the contractual or ownership interest in the entity changes with the change in fair value of the entity, and 3) through the variable interest, if the Company shares in the entity’s expected losses and residual returns.

The Company was not required to provide financial or other support outside previous contractual requirements to any VIE.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

LIHTC Funds

The Company provides guarantees to limited partners related to the amount of tax credits that will be generated by the funds (see Note 20). The results of operations and financial position of each VIE of which the Company is the primary beneficiary are consolidated along with corresponding minority interest liabilities in the accompanying consolidated financial statements.

The Company had relationships with 19 LIHTC Funds that are considered VIEs as of December 31, 2008 and December 31, 2007, where the company was the primary beneficiary. Net assets of these consolidated VIEs were $416.1 million and $465.7 million as of December 31, 2008 and December 31, 2007, respectively. The following table summarizes the components of net assets as of December 31:

(in millions)	2008	2007
Other long-term investments	$371.1	$434.1
Short-term investments	20.9	31.9
Other assets	41.6	38.1
Other liabilities	(17.5)	(38.4)

The Company’s total loss exposure from consolidated VIEs was immaterial as of December 31, 2008 and December 31, 2007 (except for the impact of guarantees disclosed in Note 20). Creditors (or beneficial interest holders) of the consolidated VIEs have no recourse to the general credit of the Company.

These LIHTC Funds are financed through the sale of these funds into the secondary market. The proceeds from these sales are used to participate in low-income housing projects that provide tax benefits to the investors.

In addition to the consolidated VIEs described above, the Company holds variable interests, in the form of LIHTC Funds that qualify as VIEs but of which the Company is not the primary beneficiary. The carrying amount on these unconsolidated VIEs was $156.3 million and $127.2 million as of December 31, 2008 and December 31, 2007, respectively. The total exposure to loss on these unconsolidated VIEs was $179.6 million and $208.3 million as of December 31, 2008 and December 31, 2007, respectively. The total exposure to loss is determined by adding any unfunded commitments to the carrying amount of the VIEs.

Structured Products

The Company had relationships with one structured product investment that is considered a VIE as of December 31, 2008 and December 31, 2007, where the Company was the primary beneficiary. Net assets of this consolidated VIE were $8.9 million and $20.1 million as of December 31, 2008 and December 31, 2007, respectively. Creditors (or beneficial interest holders) of the consolidated VIE have no recourse to the general credit of the Company. There are no arrangements that would require the Company to provide financial support to the VIE.

As of both December 31, 2008 and December 31, 2007, the Company was invested in 12 structured product investments that are considered VIEs but that the Company is not the primary beneficiary. These structured products are in the form of synthetic collateralized debt obligations and collateralized lease obligations. The carrying amount on these unconsolidated VIEs was $17.8 million and $89.0 million as of December 31, 2008 and December 31, 2007, respectively. The total exposure to loss on these unconsolidated VIEs is determined to be the carrying amount of the VIEs.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

Private Equity Investments

The Company had relationships with one private equity investment that is considered a VIE as of December 31, 2008 and December 31, 2007, where the Company was the primary beneficiary. Net assets of this consolidated VIE were $18.6 million and $5.0 million as of December 31, 2008 and December 31, 2007, respectively. Creditors (or beneficial interest holders) of the consolidated VIE have no recourse to the general credit of the Company. There are no arrangements that would require the Company to provide financial support to the VIE.

As of December 31, 2008 and December 31, 2007, the Company does not have any private equity investments considered to be a VIE where the Company is not the primary beneficiary.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(22)	Segment Information

Management views the Company’s business primarily based on its underlying products and uses this basis to define its four reportable segments: Individual Investments, Retirement Plans, Individual Protection, and Corporate and Other.

The primary segment profitability measure that management uses is pre-tax operating (loss) earnings, which is calculated by adjusting income from continuing operations before federal income taxes and discontinued operations to exclude: (1) net realized investment gains and losses, except for operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, realized gains and losses related to hedges on GMDB contracts, and net realized gains and losses related to securitizations); and (2) the adjustment to amortization of DAC and VOBA related to net realized investment gains and losses.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

The following tables summarize the Company’s business segment operating results for the years ended December 31:

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2008
Revenues:
Policy charges	$602.9	$119.9	$617.7	$—	$1,340.5
Premiums	120.2	—	297.5	—	417.7
Net investment income	530.4	650.8	486.8	303.3	1,971.3
Non-operating net realized investment losses[1]	—	—	—	(1,556.8)	(1,556.8)
Other income	131.9	320.6	3.2	79.2	534.9

Total revenues	1,385.4	1,091.3	1,405.2	(1,174.3)	2,707.6

Benefits and expenses:
Interest credited to policyholder accounts	379.1	435.9	196.1	199.4	1,210.5
Benefits and claims	378.5	—	508.7	(11.8)	875.4
Policyholder dividends	—	—	93.1	—	93.1
Amortization of DAC	647.7	40.6	129.9	(126.6)	691.6
Amortization of VOBA and other intangible assets	7.8	1.6	22.1	0.9	32.4
Interest expense	—	—	—	105.6	105.6
Other operating expenses	192.5	411.0	198.8	264.6	1,066.9

Total benefits and expenses	1,605.6	889.1	1,148.7	432.1	4,075.5

(Loss) income from continuing operations before federal income tax (benefit) expense	(220.2)	202.2	256.5	(1,606.4)	$(1,367.9)

Less: non-operating net realized investment losses[1]	—	—	—	1,556.8
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(139.2)

Pre-tax operating (loss) earnings	$(220.2)	$202.2	$256.5	$(188.8)

Assets as of year end	$42,297.3	$22,406.8	$20,659.2	$8,264.1	$93,627.4

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, net realized gains and losses related to hedges on GMDB contracts and securitizations).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2007
Revenues:
Policy charges	$662.6	$147.3	$574.0	$—	$1,383.9
Premiums	133.3	—	299.4	—	432.7
Net investment income	642.9	655.2	472.3	506.3	2,276.7
Non-operating net realized investment losses[1]	—	—	—	(152.8)	(152.8)
Other income	31.0	343.7	4.0	209.7	588.4

Total revenues	1,469.8	1,146.2	1,349.7	563.2	4,528.9

Benefits and expenses:
Interest credited to policyholder accounts	444.3	443.3	192.0	262.4	1,342.0
Benefits and claims	233.5	—	449.4	—	682.9
Policyholder dividends	—	—	83.1	—	83.1
Amortization of DAC	287.1	27.4	93.1	(25.5)	382.1
Amortization of VOBA and other intangible assets	5.3	2.7	40.4	1.8	50.2
Interest expense	—	—	—	110.6	110.6
Debt extinguishment costs	—	—	—	10.2	10.2
Other operating expenses	198.9	420.2	191.9	256.4	1,067.4

Total benefits and expenses	1,169.1	893.6	1,049.9	615.9	3,728.5

Income (loss) from continuing operations before federal income tax expense	300.7	252.6	299.8	(52.7)	$800.4

Less: non-operating net realized investment losses[1]	—	—	—	152.8
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(25.5)

Pre-tax operating earnings	$300.7	$252.6	$299.8	$74.6

Assets as of year end	$56,555.8	$27,956.6	$22,920.6	$11,774.1	$119,207.1

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2006
Revenues:
Policy charges	$588.4	$174.5	$553.1	$—	$1,316.0
Premiums	142.5	—	299.0	—	441.5
Net investment income	781.1	652.2	468.1	398.8	2,300.2
Non-operating net realized investment losses[1]	—	—	—	(0.6)	(0.6)
Other income	14.6	288.9	0.8	201.1	505.4

Total revenues	1,526.6	1,115.6	1,321.0	599.3	4,562.5

Benefits and expenses:
Interest credited to policyholder accounts	528.3	451.6	191.7	209.9	1,381.5
Benefits and claims	202.4	—	444.4	—	646.8
Policyholder dividends	—	—	90.7	—	90.7
Amortization of DAC	352.7	38.3	81.6	(9.7)	462.9
Amortization of VOBA and other intangible assets	6.5	7.4	33.8	1.6	49.3
Interest expense	—	—	—	103.1	103.1
Other operating expenses	213.6	397.1	198.0	220.2	1,028.9

Total benefits and expenses	1,303.5	894.4	1,040.2	525.1	3,763.2

Income from continuing operations before federal income tax expense	223.1	221.2	280.8	74.2	$799.3

Less: non-operating net realized investment losses[1]	—	—	—	0.6
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(9.7)

Pre-tax operating earnings	$223.1	$221.2	$280.8	$65.1

Assets as of year end	$56,516.6	$30,317.9	$22,194.6	$10,502.0	$119,531.1

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, and net realized gains and losses related to securitizations).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(23)	Quarterly Results of Operations (Unaudited)

The following tables summarize the unaudited quarterly results of operations for the years ended December 31:

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Revenues:
Policy charges	$345.1	$354.4	$336.8	$304.2
Premiums	109.1	105.2	89.8	113.6
Net investment income	519.5	511.5	480.8	459.5
Net realized investment losses	(198.9)	(33.9)	(555.1)	(762.0)
Other income	141.5	143.3	132.3	110.9

Total revenues	916.3	1,080.5	484.6	226.2

Benefits and expenses:
Interest credited to policyholder accounts	312.6	294.1	300.5	303.3
Benefits and claims	183.5	178.7	183.7	329.5
Policyholder dividends	23.9	24.4	23.7	21.1
Amortization of DAC	66.4	169.5	224.8	230.9
Amortization of VOBA and other intangible assets	9.2	4.1	9.6	9.5
Interest expense	27.7	25.9	26.1	25.9
Other operating expenses	260.2	261.3	245.1	300.3

Total benefits and expenses	883.5	958.0	1,013.5	1,220.5

Income (loss) from continuing operations before federal income tax (benefit) expense	32.8	122.5	(528.9)	(994.3)
Federal income tax (benefit) expense	(10.8)	36.4	(191.7)	(366.0)

Income (loss) from continuing operations	43.6	86.1	(337.2)	(628.3)
Discontinued operations, net of taxes	0.9	(0.7)	(9.2)	(4.2)

Net income (loss)	$44.5	$85.4	$(346.4)	$(632.5)

Earnings (loss) from continuing operations per common share:
Basic	$0.32	$0.62	$(2.45)	$(4.55)
Diluted	$0.32	$0.62	$(2.45)	$(4.55)
Earnings (loss) per common share:
Basic	$0.32	$0.62	$(2.51)	$(4.59)
Diluted	$0.32	$0.62	$(2.51)	$(4.59)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2008, 2007 and 2006

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenues:
Policy charges	$335.9	$343.1	$345.5	$359.4
Premiums	110.4	104.9	101.7	115.7
Net investment income	589.8	577.8	547.3	561.8
Net realized investment losses	(11.4)	(2.6)	(20.4)	(130.8)
Other income	135.3	145.2	157.7	162.6

Total revenues	1,160.0	1,168.4	1,131.8	1,068.7

Benefits and expenses:
Interest credited to policyholder accounts	342.1	337.0	333.3	329.6
Benefits and claims	153.6	186.1	161.4	181.8
Policyholder dividends	21.3	20.0	23.1	18.7
Amortization of DAC	133.2	18.3	112.1	118.5
Amortization of VOBA and other intangible assets	11.1	16.2	12.7	10.2
Interest expense	24.5	27.5	28.9	29.7
Debt extinguishment costs	—	10.2	—	—
Other operating expenses	259.5	273.1	268.6	265.4

Total benefits and expenses	945.3	888.4	940.9	953.9

Income from continuing operations before federal income tax expense	214.7	280.0	190.9	114.8
Federal income tax expense	45.9	80.8	44.7	19.3

Income from continuing operations	168.8	199.2	146.2	95.5
Discontinued operations, net of taxes	45.5	(1.9)	0.8	(21.3)
Cumulative effect of adoption of accounting principle, net of taxes	(6.0)	—	—	—

Net income	$208.3	$197.3	$147.0	$74.2

Earnings from continuing operations per common share:
Basic	$1.16	$1.39	$1.03	$0.69
Diluted	$1.15	$1.38	$1.02	$0.68
Earnings per common share:
Basic	$1.43	$1.38	$1.04	$0.53
Diluted	$1.42	$1.37	$1.03	$0.53

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule I Consolidated Summary of Investments – Other Than Investments in Related Parties

As of December 31, 2008 (in millions)

Column A	Column B	Column C	Column D
Type of investment	Cost	Market value	Amount at which shown in the consolidated balance sheet
Fixed maturity securities available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. Government corporations	$135.8	$165.1	$165.1
U.S. Government agencies	395.1	485.6	485.6
Obligations of states and political subdivisions	271.3	262.4	262.4
Foreign governments	50.1	55.5	55.5
Public utilities	1,908.6	1,806.3	1,806.3
All other corporate	23,064.8	20,294.8	20,294.8

Total fixed maturity securities available-for-sale	25,825.7	23,069.7	23,069.7

Equity securities available-for-sale:
Common stocks:
Banks, trusts and insurance companies	44.5	36.1	36.1
Industrial, miscellaneous and all other	6.5	6.7	6.7
Nonredeemable preferred stocks	17.7	17.9	17.9

Total equity securities available-for-sale	68.7	60.7	60.7

Trading assets	102.4	66.1	66.1
Mortgage loans on real estate, net	7,948.8		7,888.2	[1]
Real estate, net:
Investment properties	11.0		8.5	[2]
Acquired in satisfaction of debt	9.8		8.0	[2]

Total real estate, net	20.8		16.5

Policy loans	1,095.6		1,095.6
Other long-term investments	968.1		968.1
Short-term investments, including amounts managed by a related party	3,055.0		3,055.0

Total investments	$39,085.1		$36,219.9

[1]

Difference from Column B primarily is attributable to valuation allowances due to impairments on mortgage loans on real estate (see Note 6 to the audited consolidated financial statements), hedges and commitment hedges on mortgage loans on real estate.

[2]	Difference from Column B primarily results from adjustments for accumulated depreciation.

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule II Condensed Financial Information of Registrant (in millions)

Condensed Balance Sheets		December 31,
		2008	2007
Assets
Investments in subsidiaries		$3,638.3	$5,818.5
Securities available-for-sale, at fair value:
Fixed maturity securities (amortized cost $0 and $103.3)		—	103.5
Equity securities (amortized cost $0 and $15.1)		—	15.5
Short-term investments, including amounts managed by a related party		61.0	29.7
Trading assets		66.1	37.7
Investment in surplus notes from a subsidiary		700.0	700.0
Goodwill		—	48.4
Other assets		133.5	151.5

Total assets		$4,598.9	$6,904.8

Liabilities and Shareholders’ Equity
Long-term debt		$1,500.3	$1,499.8
Other liabilities		40.4	80.4

Total liabilities		1,540.7	1,580.2
Shareholders’ equity		3,058.2	5,324.6

Total liabilities and shareholders’ equity		$4,598.9	$6,904.8

Condensed Statements of Income	Years ended December 31,
	2008	2007	2006
Revenues:
Dividends received from subsidiaries	$463.2	$789.9	$508.1
Net investment income	70.2	69.4	61.9
Net realized investment (losses) gains	(31.9)	(2.1)	3.6
Other income	0.1	0.6	0.1

Total revenues	501.6	857.8	573.7

Expenses:
Interest expense	94.3	94.2	91.3
Debt extinguishment costs	—	10.2	—
Other operating expenses	21.7	18.4	19.2

Total expenses	116.0	122.8	110.5

(Loss) income before federal income tax benefit	385.6	735.0	463.2
Federal income tax benefit	(7.6)	(6.2)	(10.2)

(Loss) income from continuing operations before equity in undistributed net (loss) income of subsidiaries	393.2	741.2	473.4
Equity in undistributed net (loss) income of subsidiaries	(1,231.3)	(87.0)	250.3

(Loss) income from continuing operations	(838.1)	654.2	723.7
Discontinued operations, net of taxes	(10.9)	(27.4)	0.3

Net (loss) income	$(849.0)	$626.8	$724.0

See accompanying notes to condensed financial statements and report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule II Condensed Financial Information of Registrant, Continued

Condensed Statements of Cash Flows (in millions)	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(849.0)	$626.8	$724.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized investment losses (gains)	31.9	2.1	(3.6)
Equity in undistributed net loss (income) of subsidiaries	1,231.3	87.0	(250.3)
Other, net	(219.6)	(66.4)	20.1

Net cash provided by operating activities	194.6	649.5	490.2

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	2.1	30.6	—
Proceeds from sale of securities available-for-sale	111.5	—	—
Cost of securities available-for-sale acquired	—	(148.9)	—
Net (increase) decrease in short-term investments	(32.2)	131.7	4.7
Capital contributed to subsidiaries	(153.4)	—	(50.0)
Subsidiary mergers and acquisitions	—	(319.2)	—
Subsidiary sale	41.3	115.4	—
Other, net	0.3	(0.8)	8.7

Net cash used in investing activities	(30.4)	(191.2)	(36.6)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	—	395.4	—
Principal payments on long-term debt	—	(300.0)	—
Cash dividends paid	(156.2)	(186.9)	(132.7)
Common shares repurchased under announced program	(32.9)	(502.4)	(416.8)
Other, net	24.8	135.6	96.2

Net cash used in financing activities	(164.3)	(458.3)	(453.3)

Net increase (decrease) in cash	(0.1)	—	0.3
Cash, beginning of year	0.3	0.3	—

Cash, end of year	$0.2	$0.3	$0.3

Supplemental Non-cash Disclosure:
Dividends received from subsidiaries (See Note 15 of the audited consolidated financial statements )	$179.4	$—	$—

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

(2)	Long-term Debt and Guarantees

The following table summarizes long-term debt as of December 31:

(in millions)	2008	2007
$300.0 million principal, 6.25% senior notes, due November 15, 2011	$299.4	299.2
$300.0 million principal, 5.90% senior notes, due July 1, 2012	299.4	299.3
$200.0 million principal, 5.625% senior notes, due February 13, 2015	199.4	199.3
$200.0 million principal, 5.10% senior notes, due October 1, 2015	199.6	199.5
$400.0 million principal, 6.75% fixed-to-floating rate junior subordinated notes, due May 15, 2037	399.4	399.4
$100.0 million principal, 7.899% junior subordinated debentures issued to a related party, due March 1, 2037	103.1	103.1

Total long-term debt	$1,500.3	$1,499.8

See Note 14 to the audited consolidated financial statements of the Company included earlier in this report for a complete description of the components of long-term debt and disclosure of distributions classified as interest expense.

(3)	Related Party Transactions

NLIC made interest payments to NFS on surplus notes totaling $53.7 million in 2008, 2007 and 2006. Payments of interest and principal under the notes require the prior approval of the ODI.

See Note 2(p) and Note 18 to the audited consolidated financial statements of the Company included earlier in this report for a description of other related party transactions.

See accompanying notes to condensed financial statements and report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule III Supplementary Insurance Information

As of December 31, 2008, 2007 and 2006 and for each of the years then ended (in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Year: Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue
2008
Individual Investments	$1,883.0	$12,476.8			$120.2
Retirement Plans	290.1	11,497.5			—
Individual Protection	1,734.8	8,356.1			297.5
Corporate and Other	615.9	3,389.6			—

Total	$4,523.8	$35,720.0			$417.7

2007
Individual Investments	$2,078.0	$11,316.4			$133.3
Retirement Plans	292.9	10,973.1			—
Individual Protection	1,637.6	8,192.4			299.4
Corporate and Other	87.1	4,959.6			—

Total	$4,095.6	$35,441.5			$432.7

2006
Individual Investments	$1,945.0	$13,753.4			$142.5
Retirement Plans	292.1	11,163.2			—
Individual Protection	1,530.5	8,148.8			299.0
Corporate and Other	83.4	5,032.4			—

Total	$3,851.0	$38,097.8			$441.5

Column A	Column G	Column H	Column I	Column J	Column K
Year: Segment	Net investment income[2]	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Premiums written
2008
Individual Investments	$530.4	$757.6	$647.7	$200.3
Retirement Plans	650.8	435.9	40.6	412.6
Individual Protection	486.8	797.9	129.9	220.9
Corporate and Other	303.3	187.6	(126.6)	371.1

Total	$1,971.3	$2,179.0	$691.6	$1,204.9

2007
Individual Investments	$642.9	$677.8	$287.1	$204.2
Retirement Plans	655.2	443.3	27.4	422.9
Individual Protection	472.3	724.5	93.1	232.3
Corporate and Other	506.3	262.4	(25.5)	379.0

Total	$2,276.7	$2,108.0	$382.1	$1,238.4

2006
Individual Investments	$781.1	$730.7	$352.7	$220.1
Retirement Plans	652.2	451.6	38.3	404.5
Individual Protection	468.1	726.8	81.6	231.8
Corporate and Other	398.8	209.9	(9.7)	324.9

Total	$2,300.2	$2,119.0	$462.9	$1,181.3

[1]	Unearned premiums and other policy claims and benefits payable are included in Column C amounts.
[2]

Allocations of net investment income and certain operating expenses are based on numerous assumptions and estimates, and reported segment operating results would change if different methods were applied.

See accompanying notes to condensed financial statements and report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule IV Reinsurance

As of December 31, 2008, 2007 and 2006 and for each of the years then ended (dollars in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2008
Life insurance in force	$220,439.5	$75,091.7	$12.3	$145,360.1	0.0%

Premiums:
Life insurance[1]	$500.3	$83.7	$1.1	$417.7	0.3%
Accident and health insurance	182.9	209.3	26.4	—	NM

Total	$683.2	$293.0	$27.5	$417.7	6.6%

2007
Life insurance in force	$213,683.5	$76,178.6	$14.0	$137,518.9	0.0%

Premiums:
Life insurance[1]	$523.3	$92.5	$1.9	$432.7	0.4%
Accident and health insurance	289.2	316.8	27.6	—	NM

Total	$812.5	$409.3	$29.5	$432.7	6.8%

2006
Life insurance in force	$209,941.7	$76,648.6	$19.6	$133,312.7	0.0%

Premiums:
Life insurance[1]	$490.8	$51.1	$1.8	$441.5	0.4%
Accident and health insurance	388.9	417.4	28.5	—	NM

Total	$879.7	$468.5	$30.3	$441.5	6.9%

[1]	Primarily represents premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment and universal life insurance products.

See accompanying notes to condensed financial statements and report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule V Valuation and Qualifying Accounts

Years ended December 31, 2008, 2007 and 2006 (in millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions[1]	Balance at end of period
2008
Valuation allowances - mortgage loans on real estate	$24.8	$20.8	$—	$3.2	$42.4

2007
Valuation allowances - mortgage loans on real estate	$36.0	$1.1	$—	$12.3	$24.8

2006
Valuation allowances - mortgage loans on real estate	$35.1	$5.8	$—	$4.9	$36.0

[1]	Amounts represent transfers to real estate owned and recoveries.

See accompanying notes to condensed financial statements and report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE FINANCIAL SERVICES, INC.
(Registrant)

Date: March 2, 2009	By	/s/ Mark R. Thresher
Mark R. Thresher, President and Chief Operating Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark R. Thresher	March 2, 2009	/s/ Timothy G. Frommeyer	March 2, 2009
Mark R. Thresher, President and Chief Operating Officer and Director	Date	Timothy G. Frommeyer, Senior Vice President – Chief Financial Officer and Director	Date

/s/ Lawrence A. Hilsheimer	March 2, 2009
Lawrence A. Hilsheimer, Director	Date

Exhibit Index

Exhibit
3.1

Amended and Restated Certificate of Incorporation of Nationwide Financial Services, Inc. (previously filed as Exhibit 3.1 to Form 8-K, Commission File Number 1-12785, filed January 2, 2009 and incorporated herein by reference)

3.2

Amended and Restated Bylaws of Nationwide Financial Services, Inc. (previously filed as Exhibit 3.2 to Form 8-K, Commission File Number 1-12785, filed January 2, 2009 and incorporated herein by reference)

4.1

Form of Indenture relating to the 8.00% senior notes, including the form of Global Note and the form of Definitive Note (previously filed as Exhibit 4.1 to Form S-1/A, Registration Number 333-18531, filed February 25, 1997, and incorporated herein by reference)

4.2

Form of Indenture relating to the Junior Subordinated Deferrable Interest Debentures due 2037 of Nationwide Financial Services, Inc. (previously filed as Exhibit 4.1 to Form S-1, Registration Number 333-18533, filed March 5, 1997, and incorporated herein by reference)

4.3

Senior Indenture dated November 1, 2001 relating to senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 333-18527, filed November 16, 2001, and incorporated herein by reference)

4.4

Form of First Supplemental Indenture relating to the 6.25% senior notes (previously filed as Exhibit 4.2 to Form 8-K, Commission File Number 333-18527, filed November 16, 2001, and incorporated herein by reference)

4.5

Second Supplemental Indenture relating to the 5.90% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 333-18527, filed June 24, 2002, and incorporated herein by reference)

4.6

Third Supplemental Indenture relating to the 5.625% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed February 13, 2003, and incorporated herein by reference)

4.7

Fourth Supplemental Indenture relating to the 5.10% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed September 23, 2005, and incorporated herein by reference)

4.8

Junior Subordinated Debt Indenture dated as of May 18, 2007 between Nationwide Financial Services, Inc. and Wilmington Trust Company (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed March 18, 2007, and incorporated herein by reference)

4.9

First Supplemental Indenture dated as of May 18, 2007 to the Junior Subordinated Debt Indenture between Nationwide Financial Services, Inc. and Wilmington Trust Company (previously filed as Exhibit 4.2 to Form 8-K, Commission File Number 1-12785, filed March 18, 2007, and incorporated herein by reference)

10.2

Tax Sharing Agreement dated as of January 1, 2008 among Nationwide Financial Services, Inc. and any company that in the future becomes a subsidiary of Nationwide Financial Services, Inc. if eligible under the Internal Revenue Code (previously filed as Exhibit 99.1 to Form 8-K, Commission File Number 1-12785, filed January 29, 2008, and incorporated herein by reference)

10.3

Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Life Insurance Company and any corporation that may hereafter be a subsidiary of Nationwide Life Insurance Company (previously filed as Exhibit 10.4 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.4

Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Life Insurance Company of America and any corporation that may hereafter be a subsidiary of Nationwide Life Insurance Company of America (previously filed as Exhibit 10.5 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.5

Form of Tax Sharing Agreement dated as of October 1, 2002 among Nationwide Provident Holding Company and any corporation that may hereafter be a subsidiary of Nationwide Provident Holding Company (previously filed as Exhibit 10.2 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.6

Form of Amended and Restated Cost Sharing Agreement among parties named therein (previously filed as Exhibit 10.3 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.7

Amended and Restated Five Year Credit Agreement, dated December 31, 2007, among Nationwide Financial Services, Inc., Nationwide Life Insurance Company, Nationwide Mutual Insurance Company, the banks party thereto and Wachovia Bank, National Association, as syndication agent and Citicorp USA, Inc., as agent (previously filed as Exhibit 10.7 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008, and incorporated herein by reference)

10.8

Form of Lease Agreement between Nationwide Mutual Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.7 to Form S-1/A, Registration Number 333-18531, filed February 25, 1997, and incorporated herein by reference)

10.9*	Form of Fourth Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan

10.9.1	First Amendment to the Fourth Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan

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

10.15 *

Nationwide Supplemental Defined Contribution Plan effective as of January 1, 2005 (previously filed as Exhibit 10.17 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.16 *

Nationwide Individual Deferred Compensation Plan, as Amended and Restated, effective as of January 1, 2005 (previously filed as Exhibit 10.18 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.17 *

Nationwide Board of Directors Deferred Compensation Plan, as Amended and Restated, effective as of January 1, 2005 (previously filed as Exhibit 10.19 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.18 *

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

10.31 *

Employment letter agreement between Nationwide Financial Services, Inc. and John Carter dated October 27, 2005 (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2005, and incorporated herein by reference)

10.32 *	Summary of terms of employment of Timothy G. Frommeyer (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2005, and incorporated herein by reference)

10.33 *	Summary of Non-Employee Director Compensation (previously filed as Exhibit 10.33 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008)

10.34	Form of Software License Agreement (previously filed as Exhibit 10.4 to Form 10-Q, Commission File Number 1-12785, filed August 4, 2005, and incorporated herein by reference)

10.35 *

Employment Offer Letter Agreement between Nationwide Financial Services, Inc. and Gail Snyder dated November 28, 2005 (previously filed as Exhibit 10.49 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

10.37 *

Form of NVA Target Award Opportunity and Stock Option Award for Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed May 5, 2006, and incorporated herein by reference)

10.38 *

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

10.44

Share Purchase Agreement between Nationwide Financial Services, Inc. and Nationwide Corporation, dated November 27, 2006 (previously filed as Exhibit 10.55 to Form 10-K, Commission File Number 1-12785, filed March 1, 2007, and incorporated herein by reference)

10.45

Guaranty Agreement between Nationwide Financial Services, Inc. and The Charles Schwab Corporation, dated December 22, 2006 (previously filed as Exhibit 10.56 to Form 10-K, Commission File Number 1-12785, filed March 1, 2007, and incorporated herein by reference)

10.46

Purchase Agreement between Nationwide Financial Services, Inc. and Nationwide Corporation, dated February 2, 2007 (previously filed as Exhibit 10.1 to Form 8-K, Commission File Number 1-12785, filed February 6, 2007, and incorporated herein by reference)

10.49*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and Larry Hilsheimer (previously filed as Exhibit 10.49 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008)

10.50*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and Terri L. Hill (previously filed as Exhibit 10.50 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008)

10.51*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and James Lyski (previously filed as Exhibit 10.51 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008)

10.52*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and Michael C. Keller (previously filed as Exhibit 10.52 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008)

10.53*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and Patricia R. Hatler (previously filed as Exhibit 10.53 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008)

10.54*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Financial Services, Inc. and Mark R. Thresher (previously filed as Exhibit 99.1 to Form 8-K, Commission File Number 1-12785, filed February 19, 2008, and incorporated herein by reference)

10.55*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and Stephen S. Rasmussen (previously filed as Exhibit 10.55 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008)

10.56*

Executive Severance Agreement, dated January 1, 2008, between Nationwide Mutual Insurance Company and W.G. Jurgensen (previously filed as Exhibit 99.2 to Form 8-K, Commission File Number 1-12785, filed February 19, 2008, and incorporated herein by reference)

10.57*

Nationwide Financial Services, Inc. 2008 Deferred Compensation Plan for Non-Employee Directors, effective as of February 19, 2008 (previously filed as Exhibit 10.57 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008)

10.58*

First Amendment to the Nationwide Individual Deferred Compensation Plan, as amended and restated, effective as of January 1, 2005 (previously filed as Exhibit 10.58 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008)

10.59*

Second Amendment to the Nationwide Individual Deferred Compensation Plan, as amended and restated, effective as of January 1, 2005 (previously filed as Exhibit 10.59 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008)

10.60*

Third Amendment to the Nationwide Individual Deferred Compensation Plan, as amended and restated (now known as the Nationwide Officer Deferred Compensation Plan), effective as of January 1, 2005 (previously filed as Exhibit 10.60 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008)

10.61*

Agreement and Plan of Merger between Nationwide Financial Services, Inc., Nationwide Mutual Insurance Company, Nationwide Corporation and NWM Merger Sub, Inc., dated August 6, 2008 (previously filed as Exhibit 2.1 to Form 8-K, Commission File Number 1-12785, filed August 7, 2008 and incorporated herein by reference)

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

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Mark R. Thresher pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy G. Frommeyer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

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