Form 10-K
period 2009-12-31
NATIONWIDE FINANCIAL SERVICES INC/
filed 2010-03-02
CIK 1029786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

No established published trading market exists for the registrant’s common stock, par value $0.01 per share. As of March 1, 2010, the registrant had 100 shares of its common stock outstanding.

Documents Incorporated by Reference

None.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

ITEM 1 BUSINESS

Overview

Nationwide Financial Services, Inc. (which may also be referred to as NFS, we, us, our, or collectively with its subsidiaries, the Company) was formed in November 1996. NFS is the holding company for Nationwide Life Insurance Company (NLIC) and other companies that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies (Nationwide). NFS is incorporated in Delaware and maintains its principal executive offices in Columbus, Ohio.

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

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker-dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of the Company that market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), an indirect wholly-owned subsidiary; Nationwide Financial Network (NFN) producers; and NFG. The Company also distributes retirement savings products through the agency distribution force of its ultimate parent company, Nationwide Mutual Insurance Company (NMIC).

The Company has grown its customer base in recent years as a result of its long-term investments in developing the distribution channels necessary to reach its target customers and the products required to meet the demands of these customers. The Company believes its growth has been enhanced further by favorable demographic trends and the growing tendency of Americans to supplement traditional sources of retirement income with self-directed investments, such as products offered by the Company. From 1997 to 2009, the Company’s customer funds managed and administered grew from $57.46 billion to $146.52 billion, a compound annual growth rate of 7.47%. Asset growth during this period resulted from net flows into the Company’s products, interest credited to and market appreciation of policyholder accounts, and acquisitions.

On December 31, 2009, NLIC merged with an affiliate, Nationwide Life Insurance Company of America and its subsidiaries (NLICA), with NLIC as the surviving entity. In addition, NLIC’s subsidiary, Nationwide Life and Annuity Insurance Company (NLAIC), merged with a subsidiary of NLICA, Nationwide Life and Annuity Company of America (NLACA), effective as of December 31, 2009, with NLAIC as the surviving entity. The mergers were completed to streamline the enterprise’s capital structure and create operational efficiencies. The merger had no impact on the consolidated results of operations of NFS.

Capital Stock Transactions

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

Business Segments

Individual Investments

The Individual Investments segment consists of individual annuity products marketed under the Nationwide DestinationSM, The BEST of AMERICA® and other Nationwide-specific or private label brands. Nationwide offers a wide array of annuity products including deferred variable annuities, deferred fixed annuities, immediate annuities, as well as newer and more innovative products such as portfolio income insurance. Deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, deferred variable annuity contracts provide the customer with access to a wide range of investment options and asset protection features, while deferred fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods. Immediate annuities differ from deferred annuities in that the initial premium is exchanged for a stream of income for a certain period or for the owner’s lifetime without future access to the original investment. Portfolio income insurance provides the income protection features common to today’s variable annuities to owners of specific managed account investments whose assets are outside of the annuity product. The majority of assets and recent sales for the Individual Investments segment consist of deferred variable annuities.

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(in millions)	2009	2008	2007
Total revenues	$1,125.1	$1,385.4	$1,469.8
Pre-tax operating earnings (loss)	304.2	(220.2)	300.7
Account values as of year end	44,410.8	39,551.2	53,587.0

The Company believes that demographic trends and shifts in attitudes toward retirement savings will continue to support increased consumer demand for its individual investment products. The Company also believes that it possesses distinct competitive advantages in the market for variable annuities. Some of the Company’s most important advantages include its competitive product offerings, broad base of distribution, and strong relationships with independent, well-known asset managers.

The variable annuity market is attractive to the Company because of its demographic positioning and unique value proposition. The retirement income and other financial protection that characterize the current variable annuity market are valuable tools for individuals approaching or already in retirement. The Company believes that tremendous opportunity exists for variable annuity providers that can reach this growing market as the baby boomer population approaches peak retirement ages. The Company has de-emphasized the sale of fixed annuities because of lower risk-adjusted return prospects and the difficulty in attracting and retaining customers in such a highly commoditized market. While there is no specialized emphasis around fixed annuities, sales may change as market conditions change. When equity markets decline, fixed annuity sales are likely to increase as consumers seek less volatile investments. The Company continues to have fixed annuity options for such consumers.

The Company markets its Individual Investments segment products through a broad spectrum of distribution channels, including independent broker-dealers, financial institutions, wirehouse and regional firms, pension plan administrators, NRS, NFN producers and Nationwide agents. The Company attempts to increase its market share of sales through these channels by working closely with its investment managers and product distributors to adapt the Company’s products and services to changes in the retail and institutional marketplace. While variable annuity products are widely distributed throughout all of these channels, fixed annuities are primarily sold through financial institutions and affiliated agent channels.

Individual Deferred Variable Annuity Products. The Company’s variable annuity products consist almost entirely of flexible premium deferred variable annuity (FPVA) contracts. Such contracts are savings vehicles in which the customer makes a single deposit or series of deposits. These products allow customers to choose from over 50 investment options, which include funds managed or advised by many of the premier U.S. asset managers. The customer has the flexibility to invest in mutual funds managed by either independent investment managers or NFG. In addition to mutual fund elections, fixed investment options are available to customers who purchase certain of the Company’s variable annuities by designation of some or all of their deposits to such options. A fixed option offers the customer a guarantee of principal and a guaranteed interest rate for a specified time period. The value of a variable annuity fluctuates in accordance with the investment experience of the underlying mutual funds chosen by the customer. Deposit intervals and amounts are flexible and, therefore, subject to variability. Such contracts have no maturity date and remain in force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income stream for life or for a fixed number of years. The customer is permitted to withdraw all or part of the accumulated value of the annuity, less any applicable surrender charges, at any time.

Guarantees are a common feature throughout the variable annuity industry. In addition to tax deferral, death benefit and living benefit guarantees differentiate variable annuities from other securities available in the financial services marketplace. Nearly all of the Company’s individual variable annuity products include guaranteed minimum death benefit (GMDB) features. A GMDB generally provides additional benefits if the annuitant dies and the policyholder’s contract value is less than a contractually defined amount. While GMDBs do create additional risk to the Company, such benefits are generally less valuable and less sensitive to assumption risk than living benefits. Accordingly, the Company aims to offer only living benefit features that meet an acceptable risk/return profile. Beginning in 1999, the Company began offering optional guaranteed minimum income benefits (GMIBs), a living benefit that provides for enhanced annuitization guarantees. During 2003, the Company replaced its GMIB offering with Capital Preservation Plus, a guaranteed minimum accumulation benefit (GMAB) that provides a minimum investment return over 5 to 10 year horizons regardless of actual account performance. In 2005, the Company further modified its GMAB offering by developing a hybrid GMAB/guaranteed lifetime withdrawal benefit (GLWB) called Capital Preservation Plus Lifetime Income (CPPLI). This feature provides an enhanced retirement income floor option following the maturity of the GMAB guarantee. In 2006, the Company added a stand-alone GLWB, Lifetime Income (L.inc), to complement CPPLI in its product offerings. L.inc provides for enhanced retirement income security via guaranteed accumulation rates and withdrawal rates that increase with age without the liquidity loss associated with annuitization. The Company continually refines variable annuity guarantees to keep them attractive to prospective buyers while also balancing the risk and costs borne by the Company. In January 2009, the Company decided to simplify its living benefit guarantees and only offer L.inc on new sales. See Note 11 to the audited consolidated financial statements included in the F pages of this report for further discussion of variable annuity contracts offered by the Company.

The Company receives income from variable annuity contracts primarily in the form of asset fees. Recently, administrative fees have been of growing importance and value. The Company assesses a periodic administrative charge for some of its more recent guaranteed benefit features as well as to cover expenses of smaller size contracts. Most of the Company’s variable annuity products also include a contingent deferred sales charge, also known as a “surrender charge” or “back-end load.” This charge is assessed against excess withdrawals in the early years of the contract in order to ensure the Company has had the opportunity to recover its initial sales expenses. This charge typically applies under a declining rate schedule for the first seven years. However, surrender charge periods on the Company’s annuity products range from zero to ten years, with four and seven year periods being the most common for variable annuities.

The Company offers individual variable annuities under Nationwide Destination, The BEST of AMERICA, and other proprietary brand names. The Company also markets individual variable annuities as “private label” products.

Nationwide-branded Products. Proprietary brand variable annuities accounted for $31.98 billion (72%) of the Company’s Individual Investments segment account values as of December 31, 2009 ($27.93 billion, or 71%, as of December 31, 2008). Nationwide Destination and The BEST of AMERICA product series are designed to appeal to a wide array of customer and financial advisor needs. These products have features that adapt to the specialized requirements of a firm or its financial advisors, the liquidity needs of the customer, and or the income or asset protection needs of the customer. America’s MarketFLEX Annuity is a specialty variable annuity offering tactical asset allocation services.

Private Label Individual Variable Annuities. These products accounted for $5.61 billion (13%) of the Company’s Individual Investments segment account values as of December 31, 2009 ($4.86 billion, or 12%, as of December 31, 2008). The Company has developed several private label variable annuity products in conjunction with other financial intermediaries. These products allow financial intermediaries to market products with substantially the same features as the Company’s brand name products to their own customer bases under their own brand names. The Company believes these private label products strengthen the Company’s ties to certain significant distributors of the Company’s products.

Individual Deferred Fixed Annuity Products. Fixed annuity products are marketed to individuals who seek long-term savings products that provide a guarantee of principal, a stable net asset value and a guarantee of the interest rate to be credited to the principal amount for a specified time period. Fixed annuities generally consist of single premium deferred annuity (SPDA) and flexible premium deferred annuity (FPDA) contracts with initial interest guarantees of one to five years and annual re-determination of crediting rates thereafter. Both SPDAs and FPDAs are subject to long-term minimum crediting rates generally ranging from 1.5% to 3.5%. In 2005, the Company began issuing a fixed equity-indexed annuity (EIA) known as Clear Horizon. Unlike traditional individual fixed annuities, EIAs provide for interest earnings that are linked to the performance of specified equity market indices. Clear Horizon is a single premium, annual reset EIA under which an index credit is made (if applicable) on the last day of the calendar quarter of each policy anniversary, known as the index maturity date. The index credit is based on changes in the Standard & Poor’s (S&P) 500 Index and is subject to an index cap that varies based on when a contract is issued. Index credits are guaranteed never to be less than 0%.

The Company invests fixed annuity customer deposits at its discretion in its general account investment portfolio, whereas variable annuity customer deposits are primarily invested in mutual funds selected by the customer and are held in the Company’s separate account. Unlike variable annuity assets that are held in the Company’s separate account, the Company bears the investment risk on assets held in its general account. The Company attempts to earn a spread by investing a customer’s deposits for higher yields than the interest rate it credits and associated expenses. During 2009, the average net investment income earned and interest credited rates on contracts (including the fixed option under the Company’s variable contracts) in the Individual Investments segment were 5.28% and 3.52%, respectively (5.12% and 3.58%, respectively, in 2008). As with variable annuities, most fixed annuity contracts provide for the imposition of surrender charges which serve to reimburse the company for unrecovered acquisition costs in the event of early termination. Generally, surrender charges on individual fixed annuity products are 6% to 8% of deposits withdrawn during the first year and typically decline annually, ending after five to ten contract years. Surrender charges may be limited to interest earned since inception. SPDA and FPDA contracts have no maturity date and remain in force until the customer elects to take the proceeds of the annuity as a single payment or as a specified income stream for life or for a fixed number of years. The Company’s individual fixed annuity products primarily are distributed through unaffiliated financial institutions and affiliated channels.

Total deferred fixed annuities accounted for $4.43 billion (10%) of the Company’s Individual Investments segment account values as of December 31, 2009 ($4.41 billion, or 11%, as of December 31, 2008). SPDA and FPDA contracts are distributed primarily through financial institutions and Nationwide agents.

Individual Income Products. Income products primarily include single premium immediate annuity (SPIA) contracts. SPIAs are annuities that require a one-time deposit in exchange for guaranteed periodic annuity benefit payments, either for a designated period or for the contractholder’s lifetime. The Company offers both fixed and variable SPIA contracts. SPIA contracts are attractive to customers at or near retirement age seeking a steady stream of future income that cannot be outlived. The Company’s SPIA contracts are offered through both affiliated and unaffiliated distribution channels and may be purchased directly or through annuitization of any of the Company’s various individual and group deferred annuity contracts.

Income product contracts accounted for $2.24 billion (5%) of the Company’s Individual Investments segment account values as of December 31, 2009 ($2.11 billion, or 5%, as of December 31, 2008).

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector primarily includes Internal Revenue Code (IRC) Section 401 fixed and variable group annuity business generated through NLIC and trust and custodial services through Nationwide Trust Company, FSB, a division of Nationwide Bank (NTC). Also included in the private sector is Registered Investment Advisors Services, Inc. d/b/a RIA Services, Inc. (RIA), which facilitates professional money management of participant assets by registered investment advisors. The public sector primarily includes IRC Section 457 and Section 401(a) business in the form of full-service arrangements that provide plan administration and fixed and variable group annuities as well as administration-only business.

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(in millions)	2009	2008	2007
Total revenues	$1,075.0	$1,091.3	$1,146.2
Pre-tax operating earnings	182.9	202.2	252.6
Account values as of year end	76,545.8	62,798.1	80,546.6

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

During 2009, the average net investment income earned and interest credited rates on fixed contracts in the Retirement Plans segment were 5.81% and 3.70%, respectively (5.81% and 3.89%, respectively, during 2008).

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

The BEST of AMERICA Group Pension Series. These products are offered as group annuity contracts and trust products by NTC. The BEST of AMERICA group annuity products accounted for $4.82 billion (6%) of the Company’s Retirement Plans segment account values as of December 31, 2009 ($4.54 billion, or 7%, as of December 31, 2008). Trust products accounted for $21.09 billion (28%) of segment account values as of December 31, 2009 ($15.92 billion, or 25%, as of December 31, 2008). The BEST of AMERICA group products are typically offered only on a tax-qualified basis. These products may be structured with a variety of features that may be arranged in over 600 combinations of front-end loads, back-end loads and asset-based fees.

Section 457 Group Annuity Contracts. These group annuity contracts accounted for $16.11 billion (21%) of the Company’s Retirement Plans segment account values as of December 31, 2009 ($14.40 billion, or 23%, as of December 31, 2008). The Company offers a variety of group variable annuity contracts that are designed primarily for use in conjunction with plans described under IRC Section 457, which permits employees of state and local governments to defer a certain portion of their annual income and invest such income on a tax-deferred basis. These contracts typically generate asset fees and also may generate annual administrative fees for the Company.

Administration-Only Contracts. The Company offers administration and record-keeping services to IRC Section 457 plans outside of a group annuity contract. The contracts for these services accounted for $31.33 billion (41%) of the Company’s Retirement Plans segment account values as of December 31, 2009 ($24.75 billion, or 39%, as of December 31, 2008). In the past few years, the Company has experienced a shift in product mix from group annuity contracts to more administration-only cases. The Company collects a fee for administration-only contracts either as a percentage of plan assets or as a specified amount per participant or per contract.

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

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(in millions)	2009	2008	2007
Total revenues	$1,425.7	$1,405.2	$1,349.7
Pre-tax operating earnings	195.5	256.5	299.8
Life insurance policy reserves as of year end	19,208.8	18,250.0	20,990.5
Life insurance in force as of year end	143,790.2	145,360.1	137,518.7

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

The Company markets its Individual Protection segment products through a broad spectrum of distribution channels. Unaffiliated entities that sell these products to their own customer bases include independent broker-dealers (including brokerage general agencies and producer groups), financial institutions, wirehouse and regional firms, and life insurance specialists. Representatives of the Company who market these products directly to a customer base include NFN producers, including Nationwide agents.

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

Traditional Life Insurance Products. Whole life insurance combines a death benefit with a savings plan that increases gradually over a period of years. The customer generally pays a level premium over the expected lifetime. Whole life insurance contracts allow customers to borrow against their savings and provide the option of surrendering the policy and receiving the accumulated cash value rather than the death benefit. Term life insurance provides only a death benefit without any savings component. Traditional life insurance products are sold through NFN producers, including Nationwide agents, wirehouse and regional firms, and independent broker-dealers.

Universal Life and Variable Universal Life Insurance Products. The Company offers universal life insurance and variable universal life insurance products, including both flexible premium and single premium designs. These products provide life insurance under which the benefits payable upon death or surrender depend upon the policyholder’s account value. Universal life insurance provides permanent life insurance with flexible premiums and adjustable death benefits. For universal life insurance, the policyholder’s account value is credited an adjustable rate of return set by the Company based on current interest rates. For variable universal life insurance, the policyholder’s account value is credited with the investment experience of the mutual funds chosen by the customer. Variable universal life insurance products also typically include a general account guaranteed interest investment option. For certain products, the Company guarantees that a policy will not lapse if the policyholder’s account value goes to zero, provided the policyholder has complied with the no lapse guarantee requirements, including the payment of minimum specified premiums. The Company’s variable universal life insurance products are marketed under the Nationwide YourLife® brand name, which have the same wide range of investment options as the Company’s variable annuity products. These products are distributed on an unaffiliated basis by independent broker-dealers, financial institutions, and wirehouse and regional firms, and on an affiliated basis by NFN producers, including Nationwide agents.

Corporate and Other

The Corporate and Other segment includes the medium-term note (MTN) program; the retail operations of Nationwide Bank; structured products business; revenues and expenses of the Company’s retail asset management business and non-insurance subsidiaries not reported in other segments; non-operating realized gains and losses and related amortization, including mark-to-market adjustments on embedded derivatives, net of economic hedges, related to products with living benefits included in the Individual Investments segment; other-than-temporary impairment losses; and other revenues and expenses not allocated to other segments.

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(in millions)	2009	2008	2007
Operating revenues	$417.9	$382.5	$716.0
Pre-tax operating (loss) earnings	(16.2)	(188.8)	74.6
Non-operating net realized investment gains (losses)[1]	619.1	(410.4)	(35.1)
Other-than-temporary impairment losses	(574.6)	(1,146.4)	(117.7)

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, net realized gains and losses related to hedges on GMDB contracts and securitizations).

MTN Program. The MTN program represents sales of funding agreements that secure medium-term notes issued through an unrelated third party trust. This program was launched in 1999 to expand spread-based product offerings. There were no sales of funding agreements in 2009 compared to $125.0 million in 2008 and $1.35 billion in 2007. Sales under the MTN program are not included in new and renewal production premiums and deposits data, as they do not produce steady production flow that lends itself to meaningful comparisons. During 2009, NLIC repurchased $235.3 million of outstanding funding agreements. The MTN program accounted for $1.65 billion of the Company’s Corporate and Other segment customer funds managed and administered as of December 31, 2009 ($3.22 billion, as of December 31, 2008).

Nationwide Bank. Nationwide Bank is a federally chartered and Federal Deposit Insurance Corporation insured savings bank. The Company utilizes Nationwide Bank to offer savings, checking, certificate of deposit and money market accounts as well as various types of loans. Nationwide Bank deposits were $2.45 billion as of December 31, 2009 ($1.76 billion as of December 31, 2008).

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

Unaffiliated Entities

Independent Broker-Dealers and Wirehouse and Regional Firms. The Company sells individual annuities, group retirement plans and life insurance through independent broker-dealers (including brokerage general agencies and producer groups in the Individual Protection segment) and wirehouse and regional firms in each state and the District of Columbia. The Company believes that it has developed strong broker-dealer relationships based on its diverse product mix, large selection of fund options and administrative technology. In addition to such relationships, the Company believes its financial strength and the Nationwide brand name is a competitive advantages in these distribution channels. The Company regularly seeks to expand this distribution network.

Financial Institutions. The Company markets individual variable and fixed annuities (under its brand names and on a private label basis) and IRC Section 401 plans and life insurance through financial institutions, consisting primarily of banks and their subsidiaries. The Company believes that it has competitive advantages in this distribution channel, including its expertise in training financial institution personnel to sell annuities and pension products, its breadth of product offerings, its financial strength, the Nationwide brand name, and the ability to offer private label products.

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

Reinsurance

The Company follows the industry practice of reinsuring with other companies a portion of its life insurance and annuity risks in order to reduce net liability on individual risks, to provide protection against large losses and to obtain greater diversification of risks. The maximum amount of individual ordinary life insurance retained by the Company on any one life is $10.0 million. The Company cedes insurance primarily on an automatic basis, whereby risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and on a facultative basis, whereby the reinsurer’s prior approval is required for each risk reinsured. The Company also cedes insurance on a case-by-case basis, particularly where the Company may be writing new risks or is unwilling to retain the full costs associated with new lines of business. The Company maintains catastrophic reinsurance coverage to protect against large losses related to a single event. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder.

The Company has entered into reinsurance contracts with certain unaffiliated reinsurers to cede a portion of its general account life, annuity and health business. Total amounts recoverable under these reinsurance contracts include ceded reserves, paid and unpaid claims, and certain other amounts, and totaled $755.0 million and $912.6 million as of December 31, 2009 and 2008, respectively. The impact of these contracts on the Company’s results of operations generally is immaterial. Under the terms of the contracts, specified assets have been placed in trusts as collateral for the recoveries. The trust assets are invested in investment grade securities, the fair value of which must at all times be greater than or equal to 100% or 102% of the reinsured reserves, as outlined in each of the underlying contracts. Certain portions of the Company’s variable annuity guaranteed benefit risks are also reinsured. These treaties reduce the Company’s exposure to death benefit and income benefit guarantee risk in the Individual Investments segment. The Company has no other material reinsurance arrangements with unaffiliated reinsurers.

The Company’s only material reinsurance agreements with affiliates are the modified coinsurance agreements pursuant to which NLIC ceded to other members of Nationwide all of its accident and health insurance business not ceded to unaffiliated reinsurers, as described in Note 17 to the audited consolidated financial statements included in the F pages of this report.

Ratings

Ratings with respect to claims-paying ability and financial strength are one factor in establishing the competitive position of insurance companies. These ratings represent each agency’s opinion of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. Such factors are important to policyholders, agents and intermediaries. They are not evaluations directed toward the protection of investors and are not recommendations to buy, sell or hold securities. Rating agencies utilize quantitative and qualitative analysis, including the use of key performance indicators, financial and operating ratios and proprietary capital models to establish ratings for the Company and certain subsidiaries. The Company’s ratings are continuously evaluated relative to its performance as measured using these metrics and the impact that changes in the underlying business in which it is engaged can have on such measures. In an effort to minimize the adverse impact of this risk, the Company maintains regular communications with the rating agencies, performs evaluations utilizing its own calculations of these key metrics and considers such evaluation in the way it conducts its business.

Ratings are important to maintaining public confidence in the Company and its ability to market its annuity and life insurance products. Rating agencies continually review the financial performance and condition of insurers, including the Company. Any lowering of the Company’s ratings could have an adverse effect on the Company’s ability to market its products and could increase the rate of surrender of the Company’s products. Both of these consequences could have an adverse effect on the Company’s liquidity and, under certain circumstances, net income. NLIC and NLAIC each have financial strength ratings of “A+” (Superior) from A.M. Best Company, Inc. (A.M. Best). Their claims-paying ability/financial strength are rated “A1” (Good) by Moody’s Investors Service, Inc. (Moody’s) and “A+” (Strong) by Standard & Poor’s Ratings Services (S&P).

On January 27, 2009, A.M. Best placed its ratings of NLIC on negative outlook. On March 10, 2009, Moody’s downgraded the ratings of the life companies to A1 from Aa3 with a negative outlook. S&P revised its outlook on NFS to negative on June 26, 2009. These actions have taken place during a time when many major life insurers have experienced similar outlook changes and/or negative downgrades, caused by weak economic conditions and volatility in the credit and equity markets.

The Company’s financial strength is also reflected in the ratings of its senior notes, subordinated debentures, capital securities issued by a subsidiary trust and commercial paper issued by NLIC. The following table summarizes the ratings of the Company’s securities as of December 31, 2009:

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

Competition

The Company competes with many other insurers as well as non-insurance financial services companies, including banks, broker-dealers and mutual funds, some of whom have greater financial resources, offer alternative products and, with respect to other insurers, have higher ratings than the Company. While no single company dominates the marketplace, many of the Company’s competitors have well-established national reputations and substantially greater financial resources and market share than the Company. Competition in the Company’s lines of business primarily is based on price, product features, commission structure, perceived financial strength, claims-paying ability, customer and producer service, and name recognition.

Regulation

Regulation at State Level

As an insurance holding company, the Company is subject to regulation by the states in which its insurance subsidiaries are domiciled and/or transact business. All states have enacted legislation that requires each insurance holding company and each insurance company in an insurance holding company system to register with the insurance regulatory authority of the insurance company’s state of domicile and annually furnish financial and other information concerning the operations of companies within the holding company system that materially affect the operations, management or financial condition of the insurers within such a system. Under such laws, a state insurance authority usually must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company domiciled in its state.

The Company is subject to the insurance holding company laws in the States of Ohio and Delaware. Under such laws, all transactions within an insurance holding company system affecting insurers must be fair and equitable, and each insurer’s policyholder surplus following any such transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. These insurance holding company laws also require prior notice or regulatory approval of the change of control of an insurer or its holding company, material intercorporate transfers of assets within the holding company structure and certain other material transactions involving entities within the holding company structure.

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

As part of their routine regulatory oversight process, state insurance departments periodically conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations generally are conducted in cooperation with the insurance departments of multiple states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). The most recently completed financial examination of NLIC and NLAIC was conducted by the Ohio Department of Insurance (ODI) for the five-year period ended December 31, 2006 on behalf of itself and several other states. The examination was completed during the first quarter of 2008 and did not result in any significant issues or adjustments. The ODI issued reports for its domiciliary companies.

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

In December 2004, the NAIC adopted model legislation for the individual states to consider implementing new disclosure requirements with respect to compensation of insurance producers. Since that time, related state legislation or regulations were adopted or proposed in some states and focused primarily on the producer rather than the insurance company. Although the Company is not aware of regulatory or legislative developments or proposals regarding producer compensation disclosure that would have a material impact on its operations, some states have indicated they will continue to review producer compensation disclosure requirements, and additional changes that could impact the Company are possible.

Federal Initiatives

Although the United States federal government generally has not directly regulated the insurance business, federal initiatives may have an impact on the Company’s insurance business. Such proposed measures that may significantly affect the insurance business could include proposals to create an optional federal charter for insurers or to supervise insurance holding companies at a federal level; a federal office for monitoring the insurance industry, collecting insurance industry information and data and coordinating federal and international insurance policy; limitations on anti-trust immunity; minimum solvency requirements; health care reform; systemic risk regulation and grant of resolution authority to a federal agency; uniform market conduct standards; credit for reinsurance initiatives; consumer protection requirements; and other proposals at the federal level to replace or streamline state regulatory processes. In view of recent events involving certain financial institutions and the financial markets, it is possible that there could be increased federal oversight responsibilities with respect to the business of insurance and thus the business of the Company.

Regulation of Dividends and Other Payments from Insurance Subsidiaries

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. During the year ended December 31, 2009, NLIC did not pay dividends to NFS. NLIC’s statutory capital and surplus as of December 31, 2009 was $3.12 billion, and statutory net income for 2009 was $397.3 million. As of January 1, 2010, NLIC has the ability to pay dividends to NFS totaling $397.3 million upon providing prior notice to the ODI.

The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. Earned surplus is defined under the State of Ohio insurance laws as the amount equal to the Company’s unassigned funds as set forth in its most recent statutory financial statements, including net unrealized capital gains and losses or revaluation of assets. Additionally, following any dividend, an insurer’s policyholder surplus must be reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) available for the benefit of the Company and its shareholder.

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

Based on the formula adopted by the NAIC, the adjusted capital of all of the Company’s insurance subsidiaries as of December 31, 2009 exceeded the levels at which the Company would be required to take corrective action.

Assessments Against and Refunds to Insurers

Insurance guaranty association laws exist in each state, the District of Columbia, Guam, the U.S. Virgin Islands and the Commonwealth of Puerto Rico. Insurers doing business in any of these jurisdictions can be assessed for policyholder losses incurred by insolvent insurance companies. The amount and timing of any future assessment on or refund to the Company’s insurance subsidiaries under these laws cannot be reasonably estimated and are beyond the control of the Company and its insurance subsidiaries. A large part of the assessments paid by the Company’s insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company’s insurance subsidiaries’ premium taxes. For the years ended December 31, 2009, 2008, and 2007, net premium tax refunds received by the Company were immaterial.

Annuity Sales Practices

The Company’s annuity sales practices are subject to strict regulation. Any material change to the standards governing the Company’s sales practices, including applicable state law and regulations, could affect the Company’s business.

Securities Laws

Certain of the Company’s insurance subsidiaries and certain policies and contracts offered by them are subject to regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission (SEC) and under certain state securities laws. Certain separate accounts of the Company’s insurance subsidiaries are registered as investment companies under the Investment Company Act of 1940, as amended (Investment Company Act). Separate account interests under certain variable annuity contracts and variable insurance policies issued by the Company’s insurance subsidiaries are also registered under the Securities Act of 1933, as amended (Securities Act). Certain other subsidiaries of the Company are registered as broker-dealers under the Securities Exchange Act of 1934, as amended (Securities Exchange Act), and are members of, and subject to regulation by, the Financial Industry Regulatory Authority. Certain subsidiaries of the Company are also subject to the SEC’s net capital rules.

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

Unitary Savings and Loan Holding Company Status

Nationwide Bank is a federal savings bank chartered by and subject to comprehensive regulation and periodic examination by the Office of Thrift Supervision (OTS) of the U.S. Department of the Treasury. Nationwide Bank is a member of the Federal Deposit Insurance Corporation and is well-capitalized. As a result of the Company’s ownership of Nationwide Bank, the Company is a unitary savings and loan holding company subject to regulation by the OTS and the provisions of the Home Owners’ Loan Act of 1933 (Home Owners’ Loan Act). As a unitary savings and loan holding company, the Company generally is not restricted as to the types of business activities in which it may engage, so long as Nationwide Bank continues to meet the qualified thrift lender test (QTL Test). Under the Home Owners’ Loan Act, unitary savings and loan holding companies such as the Company are grandfathered with full powers to continue and expand their current activities. However, if the Company should fail to qualify as a unitary savings and loan holding company (as a result of failure of the QTL Test or otherwise), then Nationwide Bank would have to become a commercial bank and the Company would be required to register as a bank holding company and be subject to supervision by the Board of Governors of the Federal Reserve System. The types of activities in which the Company and its non-savings association subsidiaries would be able to engage would generally be limited to those eligible for bank holding companies (subject, however, to the Company’s ability to elect status as a financial holding company under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999). Legislation currently being considered in Congress could lead to a similar result. Also under consideration is the possibility that the Company could continue to operate as a savings and loan holding company (subject to the same restrictions to which it is currently subject) but under the supervision of the Federal Reserve Board.

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

The U.S. Congress periodically has considered possible legislation that, if enacted, could materially reduce or eliminate many of the tax advantages of purchasing and owning annuity and life insurance products. Recent legislative proposals have included provisions that, if enacted, would (a) disallow a portion of the income tax interest deduction for many business that own life insurance; (b) alter the calculation of a life insurance company’s separate account dividends received deduction; (c) impose a “financial crisis responsibility fee” on certain insurance companies; and (d) impose additional information reporting requirements with respect to variable insurance products and resales of certain life insurance contracts. Although the proposals have not been enacted, those proposals, or other similar proposals, could be introduced for enactment in future periods.

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

Employees

As of December 31, 2009, the Company had approximately 4,433 employees, none of which were covered by a collective bargaining agreement.

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

The capital and credit markets have been experiencing extreme volatility and disruption for more than eighteen months. During the second half of 2008, the volatility and disruption reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. Economic conditions continued to be volatile in 2009.

The Company needs liquidity to pay its operating expenses, interest on its debt and to replace certain maturing liabilities. The principal sources of the Company’s liquidity are insurance premiums, annuity considerations, deposit funds, cash flow from its investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity also include a variety of short- and long-term instruments, including repurchase agreements, commercial paper, bank loans, medium- and long-term debt, junior subordinated debt securities and capital securities.

In the event current resources do not satisfy the Company’s needs, the Company may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the availability of credit generally and specifically to the financial services industry, market liquidity, the Company’s credit ratings, as well as the possibility that customers or lenders could develop a negative perception of the Company’s long- or short-term financial prospects if it incurs large investment losses or if the level of business activity decreases due to a market downturn. Similarly, the Company’s access to funds may be impaired if regulatory authorities or rating agencies take negative actions against the Company. The Company’s internal sources of liquidity may prove to be insufficient, and in such case, the Company may not be able to successfully obtain additional financing on favorable terms, or at all.

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

The Company’s results of operations are materially affected by conditions in the economy in both the U.S. and elsewhere. The stress experienced by global capital markets began in the second half of 2007 and continued into 2008 and 2009. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence, and increased unemployment, have precipitated an economic slowdown and a recession. In addition, the fixed-income markets are experiencing a period of extreme volatility, which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the sub-prime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-backed securities (including those backed by commercial mortgages), asset-backed securities and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. These events and the continuing market upheavals may have an adverse effect on the Company, in part because the Company has a large investment portfolio and also because economic factors may impact customer demand for the Company’s products. The Company’s revenues are likely to decline in such circumstances, its profit margins could erode and its surplus could be adversely affected. In addition, in the event of extreme prolonged market events, such as the global credit crisis, the Company could incur significant losses. Even in the absence of a market downturn, the Company is exposed to substantial risk of loss due to market volatility.

The Company is a significant writer of variable annuity products. The account values of these products will be affected by the downturn in capital markets. Any decrease in account values will decrease the fees generated by the Company’s variable annuity products. Furthermore, variable annuity products contain various protection features whose value increases when account values decline, prevailing interest rates decline, or equity market volatility rises. See Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Equity Market Risk for a complete discussion of risk factors associated with guaranteed contracts.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of the Company’s business. In an economic downturn characterized by higher unemployment, lower family income, increased defaults on mortgage and consumer loans, lower corporate earnings, lower business investment and lower consumer spending, the demand for the Company’s financial and insurance products could be adversely affected. In addition, the Company may experience an elevated incidence of claims and lapses or surrenders of policies. The Company’s policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on the Company’s business, results of operations and financial condition. The current mortgage crisis also has raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the Emergency Economic Stabilization Act of 2008 (EESA) that could further impact the Company’s business. The Company cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on the Company’s business, results of operations and financial condition.

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

There can be no assurance that actions of the U.S. federal government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets and stimulating the economy will achieve the intended effect.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed EESA into law. Pursuant to EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities (including newly issued preferred shares and subordinated debt) from financial institutions for the purpose of stabilizing the financial markets. The Federal Government, Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation (FDIC) and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. For example, the Federal Reserve Bank of New York has been making funds available to commercial and financial companies under a number of programs, including the Commercial Paper Funding Facility. The U.S. Treasury has published outlines of programs based in part on EESA and in part on the separate authority of the Federal Reserve Board and the FDIC, which could lead to purchases from banks, insurance companies and other financial institutions of certain kinds of assets for which valuations have been low and markets weak.

There can be no assurance as to what impact such U.S. governmental action will have on the financial markets, including levels of volatility, levels of lending by financial institutions, prices buyers are willing to pay for financial assets or otherwise. Continued volatility, low levels of credit availability and low prices for financial assets may materially and adversely affect Nationwide Mutual’s financial condition and results of operations. Finally, the choices made by the U.S. federal government in executing these programs could have the effect of supporting some parts of the financial system more than others.

In addition, on March 5, 2009, the U.S. House of Representatives passed the “Helping Families Save Their Homes in Bankruptcy Act of 2009,” which would grant federal bankruptcy judges the ability to modify the terms of certain mortgage loans by, among other things, reducing interest rates and principal and extending repayments. Because it would permit judges to reduce principal and force a change in terms upon lenders, this type of legislation is referred to as “cram down” legislation. Although the U.S. Senate removed the “cram down” aspects of this legislation on April 3, 2009, similar legislation may be introduced in the future. Mortgage loan modifications can affect the allocation of losses on certain residential mortgage backed securities transactions including senior tranches of residential mortgage backed securities transactions that include bankruptcy carve-outs, which provide that bankruptcy losses above a specified threshold are allocated to all tranches pro rata regardless of seniority. If similar mortgage-related legislation is signed into law, it could cause the reduction of principal on, or ratings downgrades of, certain of Company’s holdings, including senior tranches of residential mortgage backed securities transactions that include bankruptcy carve-outs.

The impairment of other financial institutions could adversely affect the Company.

The Company has exposure to many different industries, issuers and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds, and other investment funds and other institutions. Many of these transactions expose the Company to credit risk in the event of default of the counterparty. In addition, with respect to secured transactions, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. The Company also has exposure to these issuers in the form of holdings in unsecured debt instruments, derivative transactions and stock investments of these issuers. There can be no assurance that any such realized losses or impairments to the carrying value of these assets would not materially and adversely affect the Company’s business and results of operations.

Rising unemployment rates could have a material impact on the Company’s business.

Recent economic conditions have resulted in a significant increase in the U.S. unemployment rate. Economic hardship caused by rising unemployment rates could have a material adverse impact on the Company’s business in several ways. Such economic hardship may result in decreased customer demand for the Company’s products. Accordingly, rising unemployment may have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company’s exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. The Company’s investment portfolio contains interest rate sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond its control. A rise in interest rates would increase the net unrealized loss position of the investment portfolio, offset in part by the Company’s ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of the investment portfolio, offset in part by lower rates of return on funds reinvested. The Company carefully measures and manages its interest rate risk position. However, the Company’s estimate of the liability cash flow profile may be inaccurate, and it might need to sell assets in order to cover the liability.

The Company’s exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. A widening of credit spreads, if significant or for an extended period of time, may result in higher other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of bonds. In addition, market volatility can make it difficult to value certain of the Company’s securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on the Company’s results of operations or financial condition. During 2008, credit markets deteriorated dramatically and credit spreads on both corporate and structured securities widened significantly, depressing the value of many of the Company’s securities. In 2009, credit markets generally improved with credit spreads for corporate securities and the highest quality structured securities rebounding, resulting in higher values for those securities. However, continuing challenges include continued weakness in the U.S. real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, rating agency downgrades of various structured products and financial issuers, unresolved issues with structured investment vehicles and monolines, deleveraging of financial institutions and hedge funds, and a serious dislocation in the interbank market. Continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, declines in equity prices, and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on the Company’s results of operations, financial condition or cash flows through realized losses, impairments and changes in unrealized positions.

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

The Company holds certain investments that may lack liquidity, such as privately placed fixed maturity securities; mortgage loans; policy loans; equity real estate, including real estate joint ventures; and other limited partnership interests. Even some of the Company’s very high quality assets have been more illiquid as a result of the recent challenging market conditions, as described above.

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

The reported value of the Company’s relatively illiquid types of investments and, at times, the high quality, generally liquid asset classes, do not necessarily reflect the lowest observed price for the asset. If the Company was forced to sell certain assets in the current market, there can be no assurance that it would be able to sell them for the prices at which they are recorded, and it may be forced to sell them at significantly lower prices.

The Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell debt securities in unrealized loss positions that are not other-than-temporarily impaired before recovery. The Company may realize investment losses to the extent its liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments.

The Company has exposure to mortgage-backed securities, which could cause declines in its investment portfolio.

In general, securities and other capital markets products connected to residential mortgage lending have become highly illiquid. Beginning in 2007, market conditions for sub-prime and Alt-A investments deteriorated due to higher delinquencies, reduced home prices and reduced refinancing opportunities. It is unclear how long it will take for a return to more normal market conditions. Over the second half of 2007, there were a large number of credit downgrades by rating agencies for mortgage-backed investments. In 2008 and early 2009, there were additional credit downgrades for securities backed by residential mortgages. Further deterioration in the performance of the residential mortgage sector could cause further declines in the value of that portion of the Company’s investment portfolio. As of December 31, 2009, the Company owned residential mortgage-backed securities with an amortized cost of $8.31 billion and an estimated fair value of $7.79 billion.

In addition, other types of mortgage-backed securities, including commercial mortgage-backed securities, may deteriorate due to prevailing market conditions, and such deterioration could cause declines in the Company’s investment portfolio. As of December 31, 2009, the Company owned commercial mortgage-backed securities with an amortized cost of $1.36 billion and an estimated fair value of $1.15 billion. The extent and duration of any future market or sector decline are unknown, as is the potential impact of such a decline on the Company’s investment portfolio.

Defaults on commercial mortgage loans and volatility in performance may adversely affect the Company’s results of operations and financial condition.

Commercial mortgage loans face heightened delinquency and default risk due to recent economic conditions and the resulting adverse impacts on the obligors of such instruments. In addition, future refinancing risks for commercial mortgage loans have resulted in declining values on certain of such instruments.

As of December 31, 2009, the Company held $6.91 billion of commercial real estate mortgage loans. The fair value of the Company’s commercial mortgage loan portfolio as of December 31, 2009 was $6.07 billion, and there were $3.5 million of loans that were either delinquent or in the process of foreclosure as of December 31, 2009. The performance of the Company’s commercial mortgage loan investments, however, may fluctuate in the future. An increase in the default rate of the Company’s commercial mortgage loan investments or a borrower’s inability to refinance or pay off its loan at maturity could have an adverse effect on its results of operations and financial condition, which could reduce the Company’s capital and, therefore, the amount available to make scheduled payments of interest and principal on the Company outstanding debt. In addition, 26% of the aggregate principal amount of the Company’s commercial mortgage loans are scheduled to mature in the next three years. If these loans are not refinanced or paid in full at maturity, the Company’s mortgage loan investments could be adversely affected. As of December 31, 2009, the Company had future funding commitments relating to commercial mortgage loans of $17.6 million.

Any geographic or sector concentration of the Company’s commercial mortgage loans may have adverse effects on its investment portfolios and, consequently, on its results of operations or financial condition. While the Company seeks to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on its investment portfolios to the extent that the portfolio is concentrated.

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

The Company’s principal investments are in fixed maturity and equity securities, trading securities, short-term investments, mortgage loans, policy loans, real estate, and real estate joint ventures and other limited partnerships. The carrying value of such investments is as follows:

•

Fixed maturity and equity securities are classified as available-for-sale, except for trading securities, and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of accumulated other comprehensive income or loss, net of policyholder related amounts and deferred income taxes.

•	Trading securities are recorded at fair value with subsequent changes in fair value recognized in net realized investment gains.

•

Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates fair value.

•

Mortgage loans held for investment are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances. Commercial mortgage loans that are held for sale are carried at fair value.

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

The Company categorizes financial assets carried at fair value in the consolidated balance sheets as follows:

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

For certain residential mortgage-backed securities backed by sub-prime and Alt-A collateral, which are included in Level 3 financial assets, the Company utilizes internal pricing models to assist in determining the estimated fair values. As of December 31, 2008, these investments were priced solely with the assistance of independent pricing services. As a result of continued low levels of activity in these markets during 2009, management believes that prices were no longer representative of the investments’ fair value, which is the price that would be received upon the sale of the investment in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. The Company believes that a weighting of internal pricing models and independent pricing services represents a better estimate of the investments’ fair value and complies with FASB ASC 820, Fair Value Measurements and Disclosures.

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

The determination of the amount of allowances and impairments taken on the Company’s investments and the valuation allowance on the deferred tax asset are judgmental and could materially impact the Company’s results of operations or financial position.

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

On January 27, 2009, A.M. Best placed its ratings of NLIC on negative outlook. On March 10, 2009, Moody’s downgraded the ratings of the life companies to A1 from Aa3 with a negative outlook. S&P revised its outlook on NFS to negative on June 26, 2009. These actions have taken place during a time when many major life insurers have experienced similar outlook changes and/or negative downgrades, caused by weak economic conditions and volatility in the credit and equity markets.

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

The Company cannot predict what actions rating agencies may take, or what actions the Company may take in response to the actions of rating agencies, which could adversely affect the Company’s business. As with other companies in the financial services industry, the Company’s ratings could be downgraded at any time and without any notice by any NRSRO.

If the Company’s business does not perform well or if actual experience versus estimates used in valuing and amortizing deferred policy acquisition costs (DAC) varies significantly, the Company may be required to accelerate the amortization and/or impair DAC, which could adversely affect the Company’s results of operations or financial condition.

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

See Part I, Item 1 – Business – Regulation – Regulation at State Level for a general description of the regulation of the Company, including the regulations designed to benefit or protect policyholders. Changes in regulations or in the interpretation of existing laws or regulations may adversely impact pricing, reserve adequacy or exposure to litigation and could increase the costs of regulatory compliance by the Company’s insurance subsidiaries. Any proposed or future state legislation or regulations, as well as proposed or future federal legislation or regulations, may negatively impact the Company’s financial position or results of operations.

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

The continued threat of terrorism and ongoing military and other actions may result in decreases in the Company’s consolidated net income (loss), revenue and assets under management and may adversely impact the Company’s consolidated investment portfolio.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2 PROPERTIES

Pursuant to an arrangement between NMIC and certain of its subsidiaries, during 2009 the Company leased on average approximately 890,000 square feet of office space in the three-building home office complex and in other offices in central Ohio. The Company believes that its present and planned facilities are adequate for the anticipated needs of the Company.

ITEM 3 LEGAL PROCEEDINGS

See Note 18 to the audited consolidated financial statements included in the F pages of this report for a discussion of legal proceedings.

ITEM 4 RESERVED

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

Upon closing of the transaction, NFS retired its shares of Class A common stock, Class B common stock and treasury stock. In accordance with applicable accounting guidance, the previously existing balances of Class A common stock of $0.7 million and Class B common stock of $1.0 million were reclassified to additional paid-in capital. Additionally, the previously existing treasury stock balance of $1.26 billion was reclassified to retained earnings for the amount of excess of purchase price over par value and the par value was reclassified to additional paid-in capital.

See Part I, Item 1 – Business – Regulation – Regulation of Dividends and Other Payments from Insurance Subsidiaries for information regarding restrictions on the ability of NFS’ insurance subsidiaries to pay dividends to NFS.

ITEM 6 SELECTED CONSOLIDATED FINANCIAL DATA

Five-Year Summary

	Years ended or as of December 31,
(in millions)	2009	2008	2007	2006	2005
Statements of Income (Loss) Data:
Total revenues	$4,084.5	$2,707.6	$4,528.9	$4,562.5	$4,416.2
Income (loss) from continuing operations	298.0	(908.1)	558.8	689.7	599.2
Net income (loss) attributable to NFS	350.3	(849.0)	626.8	724.0	610.4

Balance Sheets Data:
Total assets	$102,513.2	$94,472.6	$119,207.1	$119,531.1	$116,361.2
Long-term debt	1,727.0	1,725.9	1,565.1	1,398.5	1,398.0
Shareholder’s equity	4,812.2	3,058.2	5,324.6	5,622.7	5,387.6

Segment Data:
Customer funds managed and administered:
Individual Investments	$44,410.8	$39,551.2	$53,587.0	$52,963.6	$51,227.6
Retirement Plans	76,545.8	62,798.1	80,546.6	76,597.1	69,850.8
Individual Protection	19,208.8	18,250.0	20,990.5	19,686.8	17,388.6
Corporate and Other	6,355.0	6,326.5	7,241.3	7,662.4	7,017.8

Total	$146,520.4	$126,925.8	$162,365.4	$156,909.9	$145,484.8

Pre-tax operating earnings (loss):
Individual Investments	$304.2	$(220.2)	$300.7	$223.1	$250.7
Retirement Plans	182.9	202.2	252.6	221.2	191.3
Individual Protection	195.5	256.5	299.8	280.8	266.1
Corporate and Other	(16.2)	(188.8)	74.6	65.1	54.9

New and renewal production premiums and deposits[1]:
Individual Investments	$4,723.3	$5,066.3	$6,126.6	$5,391.1	$4,109.2
Retirement Plans	9,413.6	10,339.9	10,691.2	10,010.0	9,509.4
Individual Protection	1,509.4	1,706.7	1,746.4	1,962.0	1,825.2

Total	$15,646.3	$17,112.9	$18,564.2	$17,363.1	$15,443.8

[1]	Refer to Part II, Item 7 – MD&A – New and renewal production premiums and deposits, for a description of new and renewal production premiums and deposits.

As described in Part II, Item 7 – MD&A – Overview – Discontinued Operations, the results of operations of TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial) are reflected as discontinued for 2008 and all prior years. The results of operations of The 401(k) Company are reflected as discontinued for 2007 and all prior years. In addition, the results of operations of Cap Pro Holding, Inc., Nationwide Financial Services (Bermuda), Ltd. and William J. Lynch & Associates, Inc. are reflected as discontinued for 2005. As described in Part II, Item 7 – MD&A – Overview – Nationwide Funds Group Acquisition, the results of operations of NFG for 2007 and all prior years are reflected as though the companies were combined for all periods presented.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The information included herein contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of Nationwide Financial Services, Inc. and subsidiaries (which may also be referred to as NFS, we, us, our, or collectively with its subsidiaries, the Company). Whenever used in this report, words such as “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “project,” “target” and other words of similar meaning are intended to identify such forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include, among others, the following possibilities:

(i)

NFS’ primary reliance, as a holding company, on dividends from its subsidiaries to meet debt service obligations and the applicable regulatory restrictions on the ability of NFS’ subsidiaries to pay such dividends;

(ii)

the potential impact on the Company’s reported net income (loss) and related disclosures that could result from the adoption of certain accounting and/or financial reporting standards issued by the Financial Accounting Standards Board, the United States Securities and Exchange Commission (SEC) or other standard-setting bodies;

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

(xvi)

adverse litigation results and/or resolution of litigation and/or arbitration, investigation and/ or inquiry results that could result in monetary damages or impact the manner in which the Company conducts its operations;

(xvii)	the potential impact of industry developments relating to contract and fee transparency on the Retirement Plans segment; and

(xviii)

adverse consequences, including financial and reputation costs, regulatory problems and potential loss of customers resulting from failure to meet privacy regulations and/or protect the Company’s customers’ confidential information.

Overview

Following is management’s discussion and analysis of financial condition and results of operations of the Company for the three years ended December 31, 2009. This discussion should be read in conjunction with the audited consolidated financial statements and related notes beginning on page F-1 of this report.

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

The primary segment profitability measure that management uses is pre-tax operating earnings (loss), which is calculated by adjusting income (loss) from continuing operations before federal income tax expense (benefit) and discontinued operations to exclude: (1) net realized investment gains and losses, except for operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, net realized gains and losses related to hedges on guaranteed minimum death benefit (GMDB) contracts and securitizations); (2) other-than-temporary impairment losses; (3) the adjustment to amortization of DAC and VOBA related to net realized investment gains and losses; and (4) net loss attributable to noncontrolling interest.

See Part I, Item 1 – Business – Business Segments for a description of the components of each segment.

The following table summarizes pre-tax operating earnings (loss) by segment for the years ended December 31:

(dollars in millions)	2009	2008	Change	2007	Change
Individual Investments	$304.2	$(220.2)	NM	$300.7	NM
Retirement Plans	182.9	202.2	(10)%	252.6	(20)%
Individual Protection	195.5	256.5	(24)%	299.8	(14)%
Corporate and Other	(16.2)	(188.8)	(91)%	74.6	NM

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

Management makes decisions concerning the sale of invested assets based on a variety of market, business, tax and other factors. All realized gains and losses generated by these sales and changes in the valuation allowance not related to specific mortgage loans on real estate are reported in net realized investment gains and losses. Also included in net realized investment gains and losses are changes in the fair values of derivatives qualifying as fair value hedges and the related changes in the fair values of hedged items; the ineffective, or excluded, portion of cash flow hedges; changes in the fair values of derivatives that do not qualify for hedge accounting treatment; the mark-to-market of embedded derivatives, net of economic hedges; and periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment. All charges related to other-than-temporary impairments of available-for-sale securities and other investments are reported in other-than-temporary impairment losses.

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

During 2007, the Company committed to a plan of sale of its interest in TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial). Based on management’s determination that the carrying value of this business exceeded its estimated fair value (less estimated cost to sell), the Company recorded a $23.1 million loss, net of taxes. During 2008, the Company completed the sale of its interest in TBG Financial for $41.3 million in cash and potential additional consideration in the form of an earnout provision, resulting in the Company recording an additional loss of $13.2 million, net of taxes.

The results of operations of TBG Financial and The 401(k) Company for 2008 and all prior periods are reflected as discontinued operations in the consolidated statements of income (loss). In addition, the sales tables and “Other Data” section of the Retirement Plans segment table in the subsequent portions of Part I, Item 7 – MD&A exclude amounts applicable to The 401(k) Company.

Cumulative Effect of Adoption of Accounting Principle

In April 2009, the Financial Accounting Standards Board (FASB) issued guidance under FASB Accounting Standards Codification (ASC) 320, Investments – Debt and Equity Securities (FASB Staff Position, FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). The Company adopted this guidance as of January 1, 2009. The adoption of this guidance resulted in a cumulative-effect adjustment of $249.7 million, net of taxes, as an adjustment to the opening balance of retained earnings with a corresponding adjustment to the opening balance of accumulated other comprehensive income.

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

Fair Value Measurements

As described in Note 4 to the audited consolidated financial statements included in the F pages of this report, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Investments

For fixed maturity and marketable equity securities for which active market quotations are available, the Company generally uses independent pricing services to assist in determining the fair value measurement. For certain fixed maturity securities not priced by independent services (generally investment grade private placement securities without quoted market prices), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining private spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. The Company also utilizes broker quotes to assist in pricing securities or to validate modeled prices.

Pricing services, broker quotes and internal valuations are also considered in valuing securities when the volume and level of activity for such assets have significantly decreased (e.g., when the markets for those securities are considered inactive).

As of December 31, 2009, 71% of the prices of fixed maturity securities were valued with the assistance of independent pricing services, 12% were valued with the assistance of the Company’s internal pricing processes, 10% were valued with the assistance of the Company’s pricing matrices, 5% were valued with the assistance of broker quotes and 2% were valued from other sources compared to 80%, 4%, 11%, 4% and 1%, respectively, as of December 31, 2008.

Available-for-sale securities valued using significant Level 3 inputs include investments in markets which the Company considers inactive; the Company’s residential mortgage-backed securities backed by sub-prime and Alt-A collateral, certain commercial mortgage-backed securities, collateralized debt obligations and other asset-backed securities; certain broker-quoted or internally priced securities, and securities that are at or near default based on ratings assigned by the NAIC. As of December 31, 2009, Level 3 investments comprised 16% of total investments measured at fair value compared to 20% as of December 31, 2008.

Inactive Markets

Recent market conditions have led to illiquidity in certain markets for financial instruments, causing the Company to consider such markets inactive. Examples of the criterion used by the Company to determine that a market is inactive include, but are not limited to, few recent transactions, price quotations are not based on current information, price quotations vary substantially either over time or among market makers, indexes previously highly correlated have become uncorrelated, significant increase in implied liquidity risk premiums, wide bid-ask spreads, significant decline or absence of a market for new issuances and minimal public information.

As of December 31, 2009 and 2008, the Company had investments in markets that it considered inactive with an amortized cost of $3.24 billion and $4.87 billion, respectively, and an estimated fair value of $2.47 billion and $3.56 billion, respectively, which represents 9% and 15% of the estimated fair value of all fixed maturity securities available-for-sale as of December 31, 2009 and 2008, respectively. Of these investments in markets that are considered inactive, 78% were priced using a weighting of internal pricing models and independent pricing services, 14% were valued with the assistance of independent pricing services, and 8% were priced using a weighting of broker quotes and internal pricing models to determine the estimated fair values as of December 31, 2009, in comparison to 0%, 94%, and 6%, respectively, as of December 31, 2008.

Certain residential mortgage-backed securities backed by sub-prime and Alt-A collateral, which are included in Level 3 financial assets, utilize internal pricing models to assist in determining the estimated fair values. As of December 31, 2008, these investments were priced solely with the assistance of independent pricing services. As a result of low levels of activity in these markets during 2009, management believes that prices were no longer representative of the investments’ fair value, which is the price that would be received upon the sale of the investment in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. The Company believes that a weighting of internal pricing models and independent pricing services represents a better estimate of the investments’ fair value.

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

As of December 31, 2009 and 2008, the Company had received $532.4 million and $1.02 billion, respectively, of cash for derivative collateral, which is in turn invested in short-term investments. The Company also held $32.3 million and $35.4 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the Company had pledged fixed maturity securities with a fair value of $55.6 million and $24.5 million, respectively, as collateral to various derivative counterparties. There are no contingent features associated with the Company’s derivative instruments which would require additional collateral to be pledged to counterparties.

The Company periodically evaluates the risks within the derivative portfolios due to credit exposure. When evaluating this risk, the Company considers several factors which include, but are not limited to, the counterparty risk associated with derivative receivables, the Company’s own credit as it relates to derivative payables, the collateral thresholds associated with each counterparty, and changes in relevant market data in order to gain insight into the probability of default by the counterparty. In addition, the effect that the Company’s exposure to credit risk could have on the effectiveness of the Company’s hedging relationships is considered. As of December 31, 2009, the impact of the exposure to credit risk on both the fair value measurement of derivative assets and liabilities and the effectiveness of the Company’s hedging relationships was immaterial.

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

See Note 11 to the audited consolidated financial statements included in the F pages of this report for a discussion of the net realized gains recognized on living benefit embedded derivatives.

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

For investment and universal life insurance products, the Company amortizes DAC with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administrative fees, surrender charges, and net realized investment gains and losses less policy benefits and policy maintenance expenses. The Company adjusts the DAC asset related to investment and universal life insurance products to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(c) to the audited consolidated financial statements included in the F pages of this report.

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

In addition to the comprehensive annual study of assumptions, management evaluates the appropriateness of the individual variable annuity DAC balance quarterly within pre-set parameters. These parameters are designed to appropriately reflect the Company’s long-term expectations with respect to individual variable annuity contracts while also evaluating the potential impact of short-term experience on the Company’s recorded individual variable annuity DAC balance. If the recorded balance of individual variable annuity DAC falls outside of these parameters for a prescribed period, or if the recorded balance falls outside of these parameters and management determines it is not reasonably possible to get back within the parameters during a given period, assumptions are required to be unlocked, and DAC is recalculated using revised best estimate assumptions. When DAC assumptions are unlocked and revised, the Company continues to use the reversion to the mean process. See below for a discussion of 2009, 2008 and 2007 assumption changes that impacted DAC amortization and related balances.

For variable annuity products, the DAC balance is sensitive to the effects of changes in the Company’s estimates of gross profits, primarily due to the significant portion of the Company’s gross profits that are dependent upon the rate of return on assets held in separate accounts. This rate of return influences fees earned by the Company from these products and costs incurred by the Company associated with minimum contractual guarantees, as well as other sources of future expected gross profits. As previously stated, the Company’s current long-term assumption for net separate account investment performance is approximately 7% growth per year. In its ongoing evaluation of this assumption, the Company monitors its historical experience, market information and other relevant trends. To demonstrate the sensitivity of both the Company’s variable annuity product DAC balance, which was approximately $1.77 billion in aggregate at December 31, 2009, and related amortization, a 1% increase (to 8%) or decrease (to 6%) in the long-term assumption for net separate account investment performance would result in an approximately $20.0 million net increase or net decrease, respectively, in DAC amortization over the following year. The information provided above considers only changes in the assumption for long-term net separate account investment performance and excludes changes in other assumptions used in the Company’s evaluation of DAC.

During the fourth quarter of 2009, the Company’s recorded balance of individual variable annuity DAC fell outside the Company’s preset parameters for the prescribed period, which primarily was driven by the continued market recovery and favorable market performance compared to assumed net separate account returns. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a increase in DAC and other related balances, including sales inducement assets, and a decrease in DAC amortization and other related balances of $218.5 million pre-tax in the Individual Investments segment. The Company used the reversion to the mean process with the anchor date that was reset during the second quarter 2007 unlocking as described below. The Company evaluated the assumed separate account performance level over the next three years and determined that the assumptions inherent in the reversion period were reasonable. The annual net separate account growth rate for the mean reversion period is 15%, the maximum rate under the Company’s parameters.

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

The pre-tax positive (negative) impact on the Company’s assets and liabilities as a result of the unlocking of assumptions during 2009 was as follows:

(in millions)	DAC	VOBA	Unearned Revenue Reserves	Sales Inducement Assets	Total
Segment:
Individual Investments	$191.9	$—	$—	$10.9	$202.8
Retirement Plans	(8.2)	—	—	—	(8.2)
Individual Protection	(43.9)	(13.2)	10.9	—	(46.2)

Total	$139.8	$(13.2)	$10.9	$10.9	$148.4

During the fourth quarter of 2008, the Company’s recorded balance of individual variable annuity DAC fell outside the Company’s preset parameters, which primarily was driven by continued unfavorable market performance compared to assumed net separate account returns. Management made a determination that it was not reasonably possible to get back within the preset parameters during the remaining prescribed period. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a decrease in DAC and an increase in DAC amortization and other related balances of $243.1 million pre-tax in the Individual Investments segment. The Company used the reversion to the mean process with the anchor date that was reset during the second quarter 2007 unlocking as described below. The Company evaluated the assumed separate account performance level over the next three years and determined that the assumptions inherent in the reversion period were reasonable. The annual net separate account growth rate for the mean reversion period is 15%, the maximum rate under the Company’s parameters.

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

The pre-tax positive (negative) impact on the Company’s assets and liabilities as a result of the unlocking of assumptions during the year ended December 31, 2008 was as follows:

(in millions)	DAC	VOBA	Unearned Revenue Reserves	Sales Inducement Assets	Total
Segment:
Individual Investments	$(429.1)	$(2.6)	$—	$(0.6)	$(432.3)
Retirement Plans	(2.3)	—	—	—	(2.3)
Individual Protection	(2.8)	7.5	3.2	—	7.9

Total	$(434.2)	$4.9	$3.2	$(0.6)	$(426.7)

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

Accordingly, the second quarter 2007 unlocking process included changes in several assumptions, including assumptions affecting net separate account investment performance. This unlocking resulted in a net increase in DAC and a benefit to DAC amortization and other related balances totaling $216.5 million pre-tax. First, the Company reset the anchor date for its reversion to the mean calculations, which increased the annual net separate account growth rate to 7% during the first three years of the projection period from 0% (which was the rate of return for the three-year reversion period required from the previous anchor date). Second, as a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company unlocked and reset its long-term assumption for net separate account growth rates to 7% from 8%. This decreased the net separate account growth rate by 1% to 7% for all years subsequent to the three-year reversion period. The combination of resetting these two factors resulted in a $161.9 million increase in DAC and benefit to DAC amortization and other related balances. The impact of changing the annual net separate account growth rate from 0% to 7% during the three-year reversion period had a much larger effect on the DAC balance when compared to the 1% incremental change in the long-term assumption for net separate account investment performance. The remainder of the increase in DAC and benefit to DAC amortization and other related balances resulting from the DAC unlocking process primarily was related to the recorded balance of individual variable annuity DAC falling outside the Company’s preset parameters for the prescribed period, which was driven by favorable market performance in excess of the assumed net separate account returns. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a $78.8 million increase in DAC and benefit to DAC amortization and other related balances. This was partially offset by a $24.2 million decrease in DAC and increase in DAC amortization and other related balances due to increasing estimated lapse rates for fixed annuity and BOLI products.

During the second quarter of 2007, the Company added a new feature to its existing GLWB rider, L.inc. This new feature resulted in a substantial change in the existing contracts and, therefore, an extinguishment of the DAC associated with those contracts pursuant to the American Institute of Certified Public Accountants’ Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. As a result, the Company eliminated existing DAC and other related balances resulting in a $135.0 million pre-tax charge.

The pre-tax positive (negative) impact on the Company’s assets and liabilities as a result of the unlocking of these assumptions during the second quarter of 2007 was as follows:

(in millions)	DAC	VOBA	Unearned Revenue Reserves	Sales Inducement Assets	Total
Segment:
Individual Investments	$(208.9)	$—	$—	$12.5	$(196.4)
Retirement Plans	(10.5)	—	—	—	(10.5)
Individual Protection	(16.4)	5.1	1.7	—	(9.6)

Total	$(235.8)	$5.1	$1.7	$12.5	$(216.5)

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

Valuation of Investments, Investment Income, Realized Gains and Losses and Other-than-temporary Impairment Evaluations

Management regularly reviews investments in its fixed maturity and equity security portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

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

When evaluating whether a residential mortgage-backed security, commercial mortgage-backed security, collateralized debt obligation and other asset-backed securities are other-than-temporarily impaired, the Company examines characteristics of the underlying collateral, such as delinquency, prepayment and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, the quality of any credit guarantors, the Company’s intent to sell the security and whether it is more likely than not it will be required to sell the security before the recovery of its amortized cost basis.

In assessing corporate debt securities for other-than-temporary impairment, the Company evaluates the ability of the issuer to meet its debt obligations, the value of the company or specific collateral securing the debt position, the Company’s intent to sell the security and whether it is more likely than not it will be required to sell the security before the recovery of its amortized cost basis. A similar analysis is performed to evaluate U.S. Treasury securities and obligations of U.S. Government corporations, U.S. Government agencies, obligations of states and political subdivisions, and debt securities issued by foreign governments.

To the extent that the present value of the cash flows generated by a security is less than the amortized cost, an other-than-temporary impairment is recognized through earnings. It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery.

See Note 2(c) and Note 6 of the audited consolidated financial statements included in the F pages of this report, for additional information regarding the Company’s valuation of investments, investment income, realized gains and losses and other-than-temporary impairment evaluations.

The Company’s practice is to disclose as part of the separate component of accumulated other comprehensive income both the non-credit portion of the other-than-temporary impairment recognized in other comprehensive income and any subsequent changes in the fair value of those debt securities.

Valuation Allowances for Mortgage Loans on Real Estate

The Company provides valuation allowances for impairments of mortgage loans on real estate based on a review by portfolio managers. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When management determines that a loan is impaired, a provision for loss is established equal to the difference between the carrying value and the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, if the loan is collateral dependent. In addition to the valuation allowance on specific loans, the Company maintains an allowance not yet specifically identified by loan for probable losses inherent in the loan portfolio as of the balance sheet date. Changes in the valuation allowance not related to specific mortgage loans are recorded in net realized investment gains and losses. Loans in default or in the process of foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received.

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

Changes in the valuation allowance are recorded in net realized investment gains and losses, while loan-specific reserves are included in other-than-temporary impairment losses.

Significant changes in the factors management considers in determining the valuation allowance for mortgage loans on real estate could result in a significant change in the valuation allowance reported in the consolidated financial statements.

Derivative Instruments

The Company uses derivative instruments in efforts to manage exposures and mitigate risks associated with interest rates, equities, foreign currency and credit. These derivative instruments primarily include interest rate swaps, futures contracts, credit default swaps, cross-currency swaps and other traditional swap agreements. Certain features embedded in the Company’s investment portfolio, equity-indexed life and annuity contracts and certain variable life and annuity contracts are derivatives requiring separate accounting under the provisions of FASB ASC 815-15 Embedded Derivatives. All derivative instruments are carried at fair value and are reflected as an asset or liability.

See Note 2(d) and Note 5 of the audited consolidated financial statements included in the F pages of this report for additional information regarding the Company’s use of derivatives instruments to manage interest rate and equity market risk.

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

The Company’s liability for funding agreements to an unrelated third party trust related to the MTN program equals the balance that accrues to the benefit of the contractholder, including interest credited. The funding agreements constitute insurance obligations and are considered annuity contracts under Ohio insurance laws.

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

Federal Income Taxes

Management provides for federal income taxes based on amounts it believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, management may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income (loss).

Management has established tax reserves for uncertain tax positions, including permanent and temporary differences. These reserves are reviewed regularly and are adjusted as events occur that management believes impact its liability for additional taxes, such as lapsing of applicable statutes of limitations; conclusion of tax audits or substantial agreement on the deductibility/nondeductibility of uncertain items; additional exposure based on current calculations; identification of new issues; release of administrative guidance; or rendering of a court decision affecting a particular tax issue. Management believes its tax reserves reasonably provide for potential assessments that may result from Internal Revenue Service (IRS) examinations and other tax-related matters for all open tax years.

Results of Operations

2009 Compared to 2008

The following table summarizes the Company’s consolidated results of operations for the years ended December 31:

(dollars in millions)	2009	2008	Change
Revenues:
Policy charges:
Asset fees	$561.7	$677.1	(17)%
Cost of insurance charges	470.4	449.7	5%
Administrative fees	153.2	140.4	9%
Surrender fees	59.4	73.3	(19)%

Total policy charges	1,244.7	1,340.5	(7)%
Premiums	488.8	417.7	17%
Net investment income	2,015.1	1,971.3	2%
Net realized investment gains (losses)	461.4	(403.5)	NM
Other-than-temporary impairment losses (consisting of $992.1 of total other- than-temporary impairment losses, net of $417.5 recognized in other comprehensive income, for the year ended December 31, 2009)	(574.6)	(1,146.4)	(50)%
Other income	449.1	528.0	(15)%

Total revenues	4,084.5	2,707.6	51%

Benefits and expenses:
Interest credited to policyholder accounts	1,140.0	1,210.5	(6)%
Benefits and claims	824.0	875.4	(6)%
Policyholder dividends	87.0	93.1	(7)%
Amortization of DAC	465.6	691.6	(33)%
Amortization of VOBA and other intangible assets	64.2	32.4	98%
Interest expense	103.0	105.6	(2)%
Other operating expenses	1,038.6	1,139.2	(9)%

Total benefits and expenses	3,722.4	4,147.8	(10)%

Income (loss) from continuing operations before federal income tax expense (benefit)	362.1	(1,440.2)	NM
Federal income tax expense (benefit)	64.1	(532.1)	NM

Income (loss) from continuing operations	298.0	(908.1)	NM
Discontinued operations, net of taxes	—	(13.2)	—

Net income (loss)	298.0	(921.3)	NM
Less: Net loss attributable to noncontrolling interest	52.3	72.3	(28)%

Net income (loss) attributable to NFS	$350.3	$(849.0)	NM

The Company recorded net income for the year ended December 31, 2009 compared to a loss in the prior year, primarily due to net realized investment gains, lower other than-temporary impairment losses and lower amortization of DAC. In addition, higher interest spread income, lower other operating expenses and higher premiums contributed to the overall increase, partially offset by lower asset fees and lower other income. Lastly, the Company recorded federal income tax expense for 2009 compared to a tax benefit in 2008 primarily due to the aforementioned increases in net income.

During the year ended December 31, 2009, the Company recorded net realized investment gains on living benefit embedded derivatives, net of economic hedging losses, of $413.6 million, an increase of $914.3 million compared to the prior year. These gains were comprised of $1.50 billion of net realized investment gains on living benefit embedded derivatives and $1.08 billion of related economic hedging losses. The net realized investment gains on living benefit embedded derivatives primarily resulted from higher interest rates, lower volatility assumptions and an increase to the nonperformance component of the discount rate. The increase in net realized investment gains on embedded derivatives increased amortization of DAC by $389.6 million in 2009 compared to 2008, which is included in the Corporate and Other segment. Additionally, higher net realized gains on sales of investments of $160.8 million and higher mark-to-market gains on derivative activity of $66.8 million contributed to the increase. The overall increase was partially offset by losses on derivatives associated with the Company’s economic hedging program for GMDB contracts of $281.2 million.

Other-than-temporary impairment losses decreased $571.8 million during 2009, primarily due to lower fixed maturity and equity security impairments driven by stabilizing market conditions and changes in accounting literature pertaining to other-than-temporary impairments of investment securities.

Lower amortization of DAC was driven by favorable DAC unlocks in 2009, which lowered amortization of DAC by $139.8 million in 2009. Additionally, DAC unlocks in 2008, which increased amortization in the prior year by $434.2 million, and lower gross profits in 2009 contributed to the decline in amortization. Refer to Part II, Item 7 – MD&A – Critical Accounting Policies and Recently Issued Accounting Standards – Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products for a description of the current and prior year DAC unlocks. The overall decrease was partially offset by higher net realized gains on living benefit embedded derivatives, which increased amortization of DAC by $389.6 million in 2009.

Higher interest spread income for Nationwide Bank and the Retirement Plans segment of $37.2 million and $31.6 million, respectively, and lower losses from hedge fund and private equity investments of $80.4 million drove the increase in interest spread income during 2009. The overall increase was partially offset by lower MTN interest spread income of $41.9 million.

Lower other operating expenses primarily were driven by expense savings initiatives and a decline in retail asset management operating expenses attributable to a decrease in average customer funds managed and administered during 2009. Additionally, the Company exited its NFN professional consulting group sales channel in 2008, which resulted in a pre-tax charge of $24.7 million during 2008.

A 44% increase in sales of income products in 2009 generated higher premiums as customer demand shifted toward fixed income products.

The decline in asset fees primarily was due to lower average separate account values across all segments resulting from volatility in the equity markets as asset fees earned by the Company are driven by separate account values.

Lower other income primarily was driven by a decline in retail asset management revenues attributable to a decrease in average customer funds managed and administered and lower other asset fees and mutual fund revenues in the Retirement Plans segment due to lower average non-insurance assets due to volatility in the equity markets.

2008 Compared to 2007

The following table summarizes the Company’s consolidated results of operations for the years ended December 31:

(dollars in millions)	2008	2007	Change
Revenues:
Policy charges:
Asset fees	$677.1	$773.2	(12)%
Cost of insurance charges	449.7	420.5	7%
Administrative fees	140.4	119.4	18%
Surrender fees	73.3	70.8	4%

Total policy charges	1,340.5	1,383.9	(3)%
Premiums	417.7	432.7	(3)%
Net investment income	1,971.3	2,276.7	(13)%
Net realized investment losses	(403.5)	(47.5)	NM
Other-than-temporary impairment losses	(1,146.4)	(117.7)	NM
Other income	528.0	600.8	(12)%

Total revenues	2,707.6	4,528.9	(40)%

Benefits and expenses:
Interest credited to policyholder accounts	1,210.5	1,342.0	(10)%
Benefits and claims	875.4	682.9	28%
Policyholder dividends	93.1	83.1	12%
Amortization of DAC	691.6	382.1	81%
Amortization of VOBA and other intangible assets	32.4	50.2	(35)%
Interest expense	105.6	110.6	(5)%
Debt extinguishment costs	—	10.2	NM
Other operating expenses	1,139.2	1,118.3	—

Total benefits and expenses	4,147.8	3,779.4	10%

(Loss) income from continuing operations before federal income tax (benefit) expense	(1,440.2)	749.5	NM
Federal income tax (benefit) expense	(532.1)	190.7	NM

(Loss) income from continuing operations	(908.1)	558.8	NM
Discontinued operations, net of taxes	(13.2)	23.1	NM
Cumulative effect of adoption of accounting principle, net of taxes	—	(6.0)	NM

Net (loss) income	(921.3)	575.9	NM
Less: Net loss attributable to noncontrolling interest	72.3	50.9	42%

Net (loss) income attributable to NFS	$(849.0)	$626.8	NM

The Company recorded a net loss during 2008 compared to net income in 2007 primarily due to increases in other-than-temporary impairment losses, net realized investment losses and amortization of DAC. In addition, higher benefits and claims, lower interest spread income, lower other income and lower asset fees contributed to the overall decline. As previously discussed, the results of The 401(k) Company and TBG Financial are included as discontinued operations, contributing to the overall decline in net income. Lastly, the Company recorded a federal income tax benefit for the current year compared to federal income tax expense in 2007 primarily due to the aforementioned declines in net income.

Other-than-temporary impairment losses increased primarily due to a $1.03 billion increase in impairment charges due to challenging conditions in the credit markets.

Net realized investment losses increased primarily due to a $474.0 million increase in losses on living benefit embedded derivatives, net of economic hedging activity, and $49.6 million in losses in the structured products business related to impairments on the underlying mortgages and mortgage loan commitments and valuation losses on assets held for trading purposes increased $26.7 million. The overall decline was offset by higher realized gains of $228.0 million on derivatives associated with the Company’s economic hedging program related to contracts with death benefit guarantees.

Higher amortization of DAC was due to several factors. First, the DAC unlocks in 2007 lowered amortization of DAC by $235.8 million in 2007. Next, the DAC unlocks in 2008 increased amortization of DAC by $434.2 million in 2008. However, the Company modified the features of its L.inc product within the Individual Investments segment during 2007. This modification required the Company to extinguish existing DAC and other balances related to L.inc, resulting in a $124.0 million increase in amortization of DAC and increased annuity benefits of $11.0 million in 2007. In addition, net realized losses on embedded derivatives in annuity products offering living benefits decreased amortization of DAC by $93.1 million in 2008. Finally, lower gross profits in the current year and a lower rate of DAC amortization due to the impact of 2007 unlocking further offset the increases described above by approximately $141.4 million.

Benefits and claims increased in the Individual Investments segment primarily due to higher exposure on GMDB contracts driven by unfavorable market conditions which increased benefits and claims by $134.3 million. In addition, adverse mortality in 2008 in the variable universal life and universal life insurance businesses in the Individual Protection segment contributed to the increase. The average net claim size and the number of claims in these products increased compared to 2007.

Interest spread income declined primarily within the Corporate and Other segment due to a $94.5 million decline in income from alternative investments, lower income from mortgage loan prepayments and bond call premiums, and reduced earnings from the MTN program. See Part II, Item 7 – MD&A – Business Segments for a more detailed discussion of interest spread income.

The decline in other income occurred primarily in the Corporate and Other segment due to lower retail asset management and broker-dealer revenues ($31.9 million) and in the Retirement Plans segment due to lower average non-insurance assets ($22.1 million).

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

New and renewal production premiums and deposits, as reported by the Company, are stated net of internal replacements, which management believes provides a more meaningful disclosure of production in a given period. In addition, the Company’s definition of new and renewal production premiums and deposits excludes funding agreements issued under the MTN program; asset transfers associated with large case BOLI and large case retirement plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, their production flows potentially can mask trends in the underlying business and thus do not provide meaningful comparisons and analyses.

The Company’s flagship products are marketed under the Nationwide DestinationSM brand and include individual variable and group annuities and group private sector retirement plans sold through Nationwide Trust Company, FSB, a division of Nationwide Bank (NTC). The Nationwide Destination product series are designed to appeal to a wide array of customer and financial advisor needs. The Company has also developed private label variable and fixed annuity products in conjunction with other financial services providers that allow those providers to sell products to their own customer bases under their own brand names.

The Company also markets group deferred compensation retirement plans to employees of state and local governments for use under Internal Revenue Code (IRC) Section 457. The Company utilizes its endorsement by the National Association of Counties, The United States Conference of Mayors and The International Association of Fire Fighters when marketing IRC Section 457 products.

See Part I, Item 1 – Business – Overview for a description of the Company’s distribution network.

2009 Compared to 2008

The following table summarizes new and renewal production premiums and deposits by product and segment for the years ended December 31:

(dollars in millions)	2009	2008	Change
Individual Investments
Individual variable annuities	$3,951.2	$4,211.0	(6)%
Individual fixed annuities	469.2	603.0	(22)%
Income products	285.7	198.3	44%
Portfolio income insurance	17.2	—	NM
Advisory services program	—	54.0	NM

Total Individual Investments	4,723.3	5,066.3	(7)%

Retirement Plans
Private sector:
Group annuity products	717.9	863.0	(17)%
Group trust products	4,284.0	4,710.6	(9)%

Total group products	5,001.9	5,573.6	(10)%
Other	174.1	287.8	(40)%

Total private sector	5,176.0	5,861.4	(12)%

Public sector:
IRC Section 457 annuities	1,596.7	1,771.8	(10)%
Administration-only agreements	2,640.9	2,706.7	(2)%

Total public sector	4,237.6	4,478.5	(5)%

Total Retirement Plans	9,413.6	10,339.9	(9)%

Individual Protection
Corporate-owned life insurance	366.5	545.1	(33)%
Traditional/universal life insurance	676.2	607.7	11%
Variable life insurance	466.7	553.9	(16)%

Total Individual Protection	1,509.4	1,706.7	(12)%

Total new and renewal production premiums and deposits	$15,646.3	$17,112.9	(9)%

See Part II, Item 7 – MD&A – Business Segments for an analysis of new and renewal production premiums and deposits by product and segment.

2008 Compared to 2007

The following table summarizes new and renewal production premiums and deposits by product and segment for the years ended December 31:

(dollars in millions)	2008	2007	Change
Individual Investments
Individual variable annuities	$4,211.0	$5,606.4	(25)%
Individual fixed annuities	603.0	156.3	286%
Income products	198.3	216.7	(8)%
Advisory services program	54.0	147.2	(63)%

Total Individual Investments	5,066.3	6,126.6	(17)%

Retirement Plans
Private sector:
Group annuity products	863.0	1,064.7	(19)%
Group trust products	4,710.6	5,126.3	(8)%

Total group products	5,573.6	6,191.0	(10)%
Other	287.8	232.1	24%

Total private sector	5,861.4	6,423.1	(9)%

Public sector:
IRC Section 457 annuities	1,771.8	1,548.5	14%
Administration-only agreements	2,706.7	2,719.6	—

Total public sector	4,478.5	4,268.1	5%

Total Retirement Plans	10,339.9	10,691.2	(3)%

Individual Protection
Corporate-owned life insurance	545.1	552.7	(1)%
Traditional/universal life insurance	607.7	554.4	10%
Variable life insurance	553.9	639.3	(13)%

Total Individual Protection	1,706.7	1,746.4	(2)%

Total new and renewal production premiums and deposits	$17,112.9	$18,564.2	(8)%

See Part II, Item 7 – MD&A – Business Segments for an analysis of new and renewal production premiums and deposits by product and segment.

Business Segments

Individual Investments

2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(dollars in millions)	2009	2008	Change
Statements of Income (Loss) Data
Revenues:
Policy charges:
Asset fees	$440.8	$525.7	(16)%
Administrative fees	49.5	33.7	47%
Surrender fees	31.6	43.5	(27)%

Total policy charges	521.9	602.9	(13)%
Premiums	191.2	120.2	59%
Net investment income	562.0	530.4	6%
Other income	(150.0)	131.9	NM

Total revenues	1,125.1	1,385.4	(19)%

Benefits and expenses:
Interest credited to policyholder accounts	393.6	379.1	4%
Benefits and claims	247.3	378.5	(35)%
Amortization of DAC	(1.4)	647.7	NM
Amortization of VOBA and other intangible assets	0.9	7.8	(88)%
Other operating expenses	180.5	192.5	(6)%

Total benefits and expenses	820.9	1,605.6	(49)%

Pre-tax operating earnings (loss)	$304.2	$(220.2)	NM

Other Data
Interest spread margin:
Net investment income	5.28%	5.12%	3%
Interest credited	3.52%	3.58%	(2)%

Interest spread on average general account values	1.76%	1.54%	14%

New and renewal production premiums and deposits:
Individual variable annuities	$3,951.2	$4,211.0	(6)%
Individual fixed annuities	469.2	603.0	(22)%
Income products	285.7	198.3	44%
Portfolio income insurance	17.2	—	NM
Advisory services program	—	54.0	NM

Total new and renewal production premiums and deposits	$4,723.3	$5,066.3	(7)%

Average account values:
General account	$11,195.9	$10,576.8	6%
Separate account	29,803.9	36,238.6	(18)%
Advisory services program	16.5	443.4	(96)%

Total average account values	$41,016.3	$47,258.8	(13)%

Account values as of year end:
Individual variable annuities	$37,740.6	$32,954.3	15%
Individual fixed annuities	4,428.7	4,406.9	—
Income products	2,241.5	2,107.4	6%
Advisory services program	—	82.6	NM

Total account values	$44,410.8	$39,551.2	12%

Pre-tax operating earnings (loss) to average account values	0.74%	(0.47)%

The Company recorded pre-tax operating earnings during the year ended December 31, 2009 compared to a loss in 2008 due to lower amortization of DAC, higher premiums, lower benefits and claims, and higher interest spread income, partially offset by losses in other income and lower asset fees.

Lower amortization of DAC was driven by DAC unlocks in 2009, which lowered amortization of DAC by $191.9 million in 2009. Additionally, DAC unlocks in 2008, which increased amortization in the prior year by $429.1 million, and lower variable annuity gross profits in 2009 contributed to the overall decline in amortization. Refer to Part II, Item 7 – MD&A – Critical Accounting Policies and Recently Issued Accounting Standards – Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products for a description of the current and prior year DAC unlocks.

A 44% increase in sales of income products in the current year generated higher premiums as customer demand shifted toward fixed income products.

Improvements in market conditions reduced the Company’s exposure on GMDB contracts and lowered benefits and claims by $187.3 million in the year ended December 31, 2009. Additionally, the favorable unlock of sales inducement assets during 2009, lowered benefits and claims by $10.9 million. The decrease was offset by higher sales of income products (see premiums discussion above), which resulted in higher reserve accruals. These higher reserve accruals increased benefits and claims by $62.0 million in 2009.

Interest spread income increased primarily due to higher average general assets (up 6%) caused by improved net flows in both variable and fixed annuities and favorable investment performance. The improvement in net flows was driven by lower withdrawals and surrenders in 2009 across all product lines. Withdrawals and surrenders declined by 33% in variable annuities and 43% in fixed annuities. In addition, interest spread margins improved to 176 basis points in 2009 compared to 154 basis points in 2008.

Other income resulted in a net loss due to realized losses of $281.2 million on derivatives associated with the Company’s economic hedging program for GMDB contracts.

The decline in asset fees primarily was due to lower average separate account values (down 18%) driven by volatility in the equity markets.

Individual variable annuities decreased new and renewal production premiums and deposits, primarily due to volatile market conditions. Fixed annuities declined due to actions implemented by the Company to reduce sales and conserve capital during the year. Income products production improved due to greater marketing emphasis by the Company. In addition, the decline in the advisory services program was due to the Company exiting this business during 2008.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December 31, 2009:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	N/A	$840.8	3.64%	$—	N/A	$840.8	3.64%
Minimum interest rate of 3.00% to 3.49%	1,011.6	4.05%	2,472.1	3.09%	—	N/A	3,483.7	3.37%
Minimum interest rate lower than 3.00%	1,042.7	3.65%	1,208.4	3.51%	231.9	2.61%	2,483.0	3.49%
MVA with no minimum interest rate guarantee	—	N/A	—	N/A	1,434.1	2.91%	1,434.1	2.91%

Total deferred individual fixed annuities	$2,054.3	3.85%	$4,521.3	3.30%	$1,666.0	2.86%	$8,241.6	3.35%

See Note 11 to the audited consolidated financial statements included in the F pages of this report for further discussion of guarantee types offered on non-traditional variable annuity contacts offered by the Company, which are consistent with the fixed annuity descriptions above.

2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Investments segment for the years ended December 31:

(dollars in millions)	2008	2007	Change
Statements of (Loss) Income Data
Revenues:
Policy charges:
Asset fees	$525.7	$587.6	(11)%
Administrative fees	33.7	27.1	24%
Surrender fees	43.5	47.9	(9)%

Total policy charges	602.9	662.6	(9)%
Premiums	120.2	133.3	(10)%
Net investment income	530.4	642.9	(17)%
Other income	131.9	31.0	NM

Total revenues	1,385.4	1,469.8	(6)%

Benefits and expenses:
Interest credited to policyholder accounts	379.1	444.3	(15)%
Benefits and claims	378.5	233.5	62%
Amortization of DAC	647.7	287.1	126%
Amortization of VOBA and other intantgible assets	7.8	5.3	47%
Other operating expenses	192.5	198.9	(3)%

Total benefits and expenses	1,605.6	1,169.1	37%

Pre-tax operating (loss) earnings	$(220.2)	$300.7	NM

Other Data
Interest spread margin:
Net investment income	5.12%	5.69%
Interest credited	3.58%	3.76%

Interest spread on average general account values	1.54%	1.93%

New and renewal production premiums and deposits:
Individual variable annuities	$4,211.0	$5,606.4	(25)%
Individual fixed annuities	603.0	156.3	286%
Income products	198.3	216.7	(8)%
Advisory services program	54.0	147.2	(63)%

Total new and renewal production premiums and deposits	$5,066.3	$6,126.6	(17)%

Average account values:
General account	$10,576.8	$11,814.2	(10)%
Separate account	36,238.6	41,366.0	(12)%
Advisory services program	443.4	634.9	(30)%

Total average account values	$47,258.8	$53,815.1	(12)%

Account values as of year end:
Individual variable annuities	$32,954.3	$46,121.5	(29)%
Individual fixed annuities	4,406.9	4,717.3	(7)%
Income products	2,107.4	2,101.0	—
Advisory services program	82.6	647.2	(87)%

Total account values	$39,551.2	$53,587.0	(26)%

Pre-tax operating (loss) earnings to average account values	(0.47)%	0.56%

The Individual Investments segment recorded a pre-tax operating loss for 2008 compared to pre-tax operating earnings in 2007 primarily due to higher amortization of DAC. In addition, higher benefits and claims, lower asset fees and interest spread income partially were offset by an increase in other income.

Higher amortization of DAC primarily was due to the DAC unlock in the second quarter of 2007, which lowered amortization of DAC by $208.9 million in 2007. In addition, the DAC unlocks in 2008 increased amortization of DAC by $429.1 million in 2008. However, the Company modified the features of its L.inc product within this segment during the second quarter of 2007. This modification required the Company to extinguish existing DAC and other balances related to L.inc, resulting in a $124.0 million increase in amortization of DAC and increased annuity benefits of $11.0 million in 2007. Additionally, lower gross profits in 2008 and a lower rate of DAC amortization due to the impact of 2007 unlocking lowered amortization of DAC by $110.5 million and $30.9 million, respectively, to further offset the increases noted above.

Benefits and claims increased primarily due to higher exposure on GMDB contracts due to unfavorable market conditions which increased benefits and claims by $134.3 million.

Interest spread income declined primarily due to lower general account assets caused by variable and fixed annuity net outflows (average account values fell 10%), which reduced interest spread income by approximately $17.7 million. In addition, interest spread margins declined to 154 basis points in 2008 compared to 193 basis points in 2007, reducing interest spread income by approximately $16.0 million. The 2008 margins included a $13.6 million decrease in income from mortgage loan prepayments and bond call premiums compared to 2007, which contributed 11 basis points to the margin decline discussed above.

The decrease in asset fees primarily was driven by lower average separate account values driven by unfavorable market performance which decreased asset fees by $74.4 million. However, the average variable asset fee rate increased to 1.45% from 1.42% in 2007 as new business with living benefit riders and corresponding higher fee rates influenced the overall average rate, increasing asset fees by $12.5 million.

Other income increased primarily due to gains of $109.4 million on derivatives associated with the Company’s economic hedging program for GMDB contracts.

Lower overall new and renewal production premiums and deposits primarily were attributable to the individual variable annuity business due to volatile market conditions and the current economic slowdown, partially offset by improved fixed annuity sales. In addition, the decline in advisory services program sales was due to the Company exiting this business during 2008.

The following table summarizes selected information about the Company’s deferred individual fixed annuities, including the fixed option of variable annuities, as of December 31, 2008:

	Ratchet		Reset		Market value adjustment (MVA) and other		Total
(dollars in millions)	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate	Account value	Weighted average crediting rate
Minimum interest rate of 3.50% or greater	$—	NA	$895.5	3.73%	$—	NA	$895.5	3.73%
Minimum interest rate of 3.00% to 3.49%	1,071.8	4.02%	2,647.2	3.13%	—	NA	3,719.0	3.39%
Minimum interest rate lower than 3.00%	936.0	3.71%	944.7	3.83%	181.3	1.25%	2,062.0	3.55%
MVA with no minimum interest rate guarantee	—	NA	—	NA	3,166.6	2.60%	3,166.6	2.60%

Total deferred individual fixed annuities	$2,007.8	3.88%	$4,487.4	3.40%	$3,347.9	2.53%	$9,843.1	3.20%

Retirement Plans

2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(dollars in millions)	2009	2008	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$82.8	$103.6	(20)%
Administrative fees	8.9	14.5	(39)%
Surrender fees	1.1	1.8	(39)%

Total policy charges	92.8	119.9	(23)%
Net investment income	679.0	650.8	4%
Other income	303.2	320.6	(5)%

Total revenues	1,075.0	1,091.3	(1)%

Benefits and expenses:
Interest credited to policyholder accounts	432.5	435.9	(1)%
Amortization of DAC	44.5	40.6	10%
Amortization of VOBA and other intangible assets	9.2	1.6	NM
Other operating expenses	405.9	411.0	(1)%

Total benefits and expenses	892.1	889.1	—

Pre-tax operating earnings	$182.9	$202.2	(10)%

Other Data
Interest spread margin:
Net investment income	5.81%	5.81%	—
Interest credited	3.70%	3.89%	(5)%

Interest spread on average general account values	2.11%	1.92%	10%

New and renewal production premiums and deposits:
Private sector	$5,176.0	$5,861.4	(12)%
Public sector	4,237.6	4,478.5	(5)%

Total new and renewal production premiums and deposits	$9,413.6	$10,339.9	(9)%

Average account values:
General account	$11,696.1	$11,202.4	4%
Separate account	11,255.0	13,993.9	(20)%
Non-insurance assets	18,020.2	19,759.9	(9)%
Administration-only	27,504.5	28,652.1	(4)%

Total average account values	$68,475.8	$73,608.3	(7)%

Account values as of year end:
Private sector	$29,104.4	$23,647.2	23%
Public sector	47,441.4	39,150.9	21%

Total account values	$76,545.8	$62,798.1	22%

Pre-tax operating earnings to average account values	0.27%	0.27%

Pre-tax operating earnings declined primarily due to lower assets fee and other income and higher amortization of VOBA and other intangible assets, partially offset by higher interest spread income.

Asset fees decreased primarily due to lower average separate account values (down 20%) driven by volatility in the equity markets.

The decrease in other income, which includes administrative fees from administration-only plans and asset fees from non-insurance deferred compensation plans and the NTC platform, primarily was driven by decreases in mutual fund revenues and other asset fees of $9.3 million and $7.3 million, respectively, resulting from lower average non-insurance assets.

Higher amortization of VOBA and other intangible assets was driven by Company’s plans to exit the NFN retirement services distribution channel in 2009. As a result, the Retirement Plans segment recorded a pre-tax charge of $8.1 million during the fourth quarter of 2009 related to VOBA and other intangible assets.

The increase in interest spread income primarily was due to higher general account assets (a 4% increase) caused by a shift in customer demand from equity investment funds to fixed investment funds and lower crediting rates.

The decrease in new and renewal production premiums and deposits was primarily due to reduced employer discretionary contributions, employee deferrals and plan transfers on private sector products. Additionally, sales of public sector products declined primarily due to lower transfers and payroll deposits resulting from volatile market conditions.

2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Retirement Plans segment for the years ended December 31:

(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$103.6	$132.5	(22)%
Administrative fees	14.5	11.8	23%
Surrender fees	1.8	3.0	(40)%

Total policy charges	119.9	147.3	(19)%
Net investment income	650.8	655.2	(1)%
Other income	320.6	343.7	(7)%

Total revenues	1,091.3	1,146.2	(5)%

Benefits and expenses:
Interest credited to policyholder accounts	435.9	443.3	(2)%
Amortization of DAC	40.6	27.4	48%
Amortization of VOBA and other intangible assets	1.6	2.7	(41)%
Other operating expenses	411.0	420.2	(2)%

Total benefits and expenses	889.1	893.6	(1)%

Pre-tax operating earnings	$202.2	$252.6	(20)%

Other Data
Interest spread margin:
Net investment income	5.81%	5.88%
Interest credited	3.89%	3.98%

Interest spread on average general account values	1.92%	1.90%

New and renewal production premiums and deposits:
Private sector	$5,861.4	$6,423.1	(9)%
Public sector	4,478.5	4,268.1	5%

Total new and renewal production premiums and deposits	$10,339.9	$10,691.2	(3)%

Average account values:
General account	$11,202.4	$11,135.3	1%
Separate account	13,993.9	17,723.6	(21)%
Non-insurance assets	19,759.9	20,747.9	(5)%
Administration-only	28,652.1	29,844.5	(4)%

Total average account values	$73,608.3	$79,451.3	(7)%

Account values as of year end:
Private sector	$23,647.2	$32,286.5	(27)%
Public sector	39,150.9	48,260.1	(19)%

Total account values	$62,798.1	$80,546.6	(22)%

Pre-tax operating earnings to average account values	0.27%	0.32%

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

Higher amortization of DAC primarily was due to the DAC unlock in the second quarter of 2007, which lowered amortization of DAC by $10.5 million in 2007. In addition, the DAC unlock in the second quarter of 2008 increased amortization of DAC by $2.3 million in 2008.

The decrease in other operating expenses primarily was due to lower employee incentives and benefits.

Interest spread income increased primarily due to lower crediting rates on both private and public sector products.

Private sector sales drove down overall new and renewal production premiums and deposits due to fewer discretionary employer contributions, employee deferrals and plan transfers as a result of volatile market conditions and the current economic slowdown. The increase in public sector sales was driven by additional deposits from two large administration-only agreements and increased contributions into the Company’s fixed return products.

Individual Protection

2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(dollars in millions)	2009	2008	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$38.1	$47.8	(20)%
Cost of insurance charges	470.4	449.7	5%
Administrative fees	98.5	92.2	7%
Surrender fees	26.7	28.0	(5)%

Total policy charges	633.7	617.7	3%
Premiums	297.6	297.5	—
Net investment income	492.7	486.8	1%
Other income	1.7	3.2	(47)%

Total revenues	1,425.7	1,405.2	1%

Benefits and expenses:
Interest credited to policyholder accounts	200.8	196.1	2%
Benefits and claims	549.7	508.7	8%
Policyholder dividends	87.0	93.1	(7)%
Amortization of DAC	158.1	129.9	22%
Amortization of VOBA and other intangible assets	45.0	22.1	104%
Other operating expenses	189.6	198.8	(5)%

Total benefits and expenses	1,230.2	1,148.7	7%

Pre-tax operating earnings	$195.5	$256.5	(24)%

Other Data
New and renewal production premiums and deposits
Corporate-owned life insurance	$366.5	$545.1	(33)%
Traditional/universal life insurance	676.2	607.7	11%
Variable life insurance	466.7	553.9	(16)%

Total new and renewal production premiums and deposits	$1,509.4	$1,706.7	(12)%

Policy reserves as of year end:
Individual investment life insurance	$4,825.3	$4,159.4	16%
Corporate investment life insurance	8,659.2	8,548.9	1%
Traditional life insurance	4,110.8	4,154.8	(1)%
Universal life insurance	1,613.5	1,386.9	16%

Total policy reserves	$19,208.8	$18,250.0	5%

Insurance in force as of year end:
Individual investment life insurance	$53,956.0	$55,352.8	(3)%
Corporate investment life insurance	24,856.1	24,606.8	1%
Traditional life insurance	51,708.5	53,685.7	(4)%
Universal life insurance	13,269.6	11,714.8	13%

Total insurance in force	$143,790.2	$145,360.1	(1)%

The decrease in pre-tax operating earnings was driven by higher benefits and claims, higher amortization of DAC and VOBA, lower asset fees, partially offset by higher cost of insurance charges and lower other operating expenses.

Higher benefits and claims reflect an aging of the individual life business block and adverse mortality in the universal life insurance and COLI businesses during the year ended December 31, 2009. Both total claim counts and average net claim size increased significantly in these businesses compared to the prior year. Additionally, updates to benefit ratio assumptions in 2009 increased benefits and claims by $11.6 million.

Amortization of DAC increased due to the DAC unlock in the second quarter of 2009, which increased amortization of DAC by $43.9 million in 2009, compared to the DAC unlock in the second quarter of 2008, which increased amortization by $2.8 million. Refer to Part II, Item 7 – MD&A – Critical Accounting Policies and Recently Issued Accounting Standards – Deferred Policy Acquisition Costs for Investment and Universal Life Insurance Products for a description of the 2009 and 2008 DAC unlocks. The increase was partially offset by lower amortization due to lower gross profits during 2009.

Amortization of VOBA increased by $13.2 million due to the VOBA unlock in 2009. Lower amortization of VOBA of $7.5 million during 2008, primarily due to the unlocking of the long-term lapse rate assumption and higher gross profits in the investment life insurance business, further contributed to the change in comparison to the prior year.

Asset fees declined due to lower average separate account values (down 10%) driven by volatility in the equity markets.

Cost of insurance charges rose by $19.2 million in the universal life insurance business due to increased fixed life business in force combined with the aging of the individual life business block. The aging of a block generally increases cost of insurance charges as the Company’s related mortality risk also rises.

Other operating expenses decreased due to the Company exiting its NFN professional consulting group sales channel in 2008 and selling arrangement changes for the NFN independent agency force. The Individual Protection segment recorded a pre-tax charge of $24.7 million during the fourth quarter of 2008. Lower mutual fund expense reimbursements driven by lower average separate account values partially offset the decrease.

Lower sales of COLI and variable life insurance products decreased new and renewal production premiums and deposits in the current year. The decline was attributable to the economic slowdown, which has reduced corporations’ and individuals’ demand for life insurance products. Additionally, corporations’ earnings and the corresponding deferred compensation plan contributions declined from 2008, leading to lower first year production and renewals. The launch of a new single premium universal life insurance product boosted sales of universal life insurance products by $79.3 million during 2009.

2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Individual Protection segment for the years ended December 31:

(dollars in millions)	2008	2007	Change
Statements of Income Data
Revenues:
Policy charges:
Asset fees	$47.8	$53.1	(10)%
Cost of insurance charges	449.7	420.5	7%
Administrative fees	92.2	80.5	15%
Surrender fees	28.0	19.9	41%

Total policy charges	617.7	574.0	8%
Premiums	297.5	299.4	(1)%
Net investment income	486.8	472.3	3%
Other income	3.2	4.0	(20)%

Total revenues	1,405.2	1,349.7	4%

Benefits and expenses:
Interest credited to policyholder accounts	196.1	192.0	2%
Benefits and claims	508.7	449.4	13%
Policyholder dividends	93.1	83.1	12%
Amortization of DAC	129.9	93.1	40%
Amortization of VOBA and other intangible assets	22.1	40.4	(45)%
Other operating expenses	198.8	191.9	4%

Total benefits and expenses	1,148.7	1,049.9	9%

Pre-tax operating earnings	$256.5	$299.8	(14)%

Other Data
New and renewal production premiums and deposits:
Corporate-owned life insurance	$545.1	$552.7	(1)%
Traditional/universal life insurance	607.7	554.4	10%
Variable life insurance	553.9	639.3	(13)%

Total new and renewal production premiums and deposits	$1,706.7	$1,746.4	(2)%

Policy reserves as of year end:
Individual investment life insurance	$4,159.4	$6,298.2	(34)%
Corporate investment life insurance	8,548.9	9,278.8	(8)%
Traditional life insurance	4,154.8	4,156.4	—
Universal life insurance	1,386.9	1,257.1	10%

Total policy reserves	$18,250.0	$20,990.5	(13)%

Insurance in force as of year end:
Individual investment life insurance	$55,352.8	$57,772.0	(4)%
Corporate investment life insurance	24,606.8	25,291.5	(3)%
Traditional life insurance	53,685.7	43,970.7	22%
Universal life insurance	11,714.8	10,484.5	12%

Total insurance in force	$145,360.1	$137,518.7	6%

Pre-tax operating earnings declined due to higher benefits, amortization of DAC, other operating expenses and policyholder dividends, partially offset by higher policy charges, lower amortization of VOBA and other intangible assets, and higher interest spread income.

Higher benefits primarily were due to adverse mortality in 2008 in the variable life and universal life insurance businesses. The average net claim size and the number of claims in these products increased 22% and 16%, respectively, compared to 2007.

Amortization of DAC increased primarily due to the DAC unlock in the second quarter of 2007, which lowered amortization of DAC by $18.1 million in 2007. In addition, the DAC unlock in the second quarter of 2008 increased amortization of DAC by $2.8 million in 2008. The remainder of the increase was due to higher gross profits in 2008.

Other operating expenses increased due to the Company’s announced plans to exit its NFN professional consulting group sales channel in 2008 and selling arrangement changes for the NFN independent agency force. As a result, the Individual Protection segment recorded a pre-tax charge of $24.7 million during the fourth quarter of 2008 related to intangibles assets and exit costs. Lower agency marketing costs of $6.3 million, premium taxes of $5.3 million and employee incentives of $3.5 million partially offset the overall increase.

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

The decrease in new and renewal production premiums and deposits primarily was due to lower renewals of variable life products, partially offset by an increase in universal life sales primarily driven by the ULtimate product.

Corporate and Other

2009 Compared to 2008

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(dollars in millions)	2009	2008	Change
Statements of Income (Loss) Data
Operating revenues:
Net investment income	$281.4	$303.3	(7)%
Other income	136.5	79.2	72%

Total operating revenues	417.9	382.5	9%

Benefits and operating expenses:
Interest credited to policyholder accounts	111.7	199.7	(44)%
Interest expense	103.0	105.6	(2)%
Other operating expenses	219.4	266.0	(18)%

Total benefits and operating expenses	434.1	571.3	(24)%

Pre-tax operating loss	(16.2)	(188.8)	(91)%
Add: non-operating net realized investment gains (losses)[1]	619.1	(410.4)	NM
Add: non-operating other-than-temporary impairment losses	(574.6)	(1,146.4)	(50)%
Add: adjustment to amortization related to net realized investment gains and losses	(296.5)	139.2	NM
Add: net loss attributable to noncontrolling interest	(52.3)	(72.3)	(28)%

Loss from continuing operations before federal income tax benefit	$(320.5)	$(1,678.7)	(81)%

Other Data
Customer funds managed and administered as of year end:
Funding agreements backing medium-term notes	$1,651.6	$3,217.2	(49)%
Nationwide Bank deposits	2,447.3	1,763.5	39%
NFG	2,256.1	1,345.8	68%

Total customer funds managed and administered	$6,355.0	$6,326.5	—

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, net realized gains and losses related to hedges on GMDB contracts and securitizations).

The Company recorded a lower pre-tax operating loss during 2009 compared to 2008 primarily due to lower operating expenses, higher interest spread income and higher other income.

Lower other operating expenses primarily were driven by a $32.0 million decline in retail asset management operating expenses attributable to lower average customer funds managed and administered during 2009 resulting from volatile market conditions. Additionally, other income for the retail asset management business declined by $49.8 million during 2009.

Lower losses from hedge fund and private equity investments of $80.4 million drove the increase in interest spread income during the year ended December 31, 2009. Additionally, higher interest spread income for Nationwide Bank of $37.2 million further contributed to the increase. Nationwide Bank’s improved interest spread income primarily was due to higher volume in the investment portfolio driven by increased customer deposits during 2009 (up 39%). The overall increase was partially offset by lower MTN earnings of $41.9 million during 2009 primarily due to a decrease in MTN assets as a result of note maturities and repurchases of $1.56 billion.

The increase in other income was driven by a $47.0 million increase due to valuation gains on the Company’s trading portfolio in 2009 compared to losses in 2008, lower losses of $41.9 million in the structured products business related to impairments on the underlying mortgages and mortgage loan commitments, and a $29.2 million increase due to hedging gains on mortgage loan sales in 2009 compared to losses in 2008. These increases were partially offset by the aforementioned decline in income on the retail asset management business of $49.8 million.

Higher non-operating net realized investment gains and losses primarily were driven by a $914.3 million increase in realized gains on living benefits embedded derivatives, net of economic hedging activity. Higher net gains on sales of fixed maturity securities further contributed to the increase.

Non-operating other-than-temporary impairments decreased $571.8 million during 2009, primarily due to lower fixed maturity and equity security impairments driven by volatile market conditions and changes in accounting literature pertaining to other-than-temporary impairments of investment securities.

Higher gains on living benefit embedded derivatives, net of economic hedging activity, and gains on sales inducements impacted the adjustment to amortization related to net realized investment gains and losses.

The following table summarizes net realized investment gains (losses) from continuing operations by source for the years ended December 31:

(in millions)	2009	2008
Total net derivatives gains (losses)[1,2]	399.8	(330.3)
Total realized gains on sales	194.4	43.3
Total realized losses on sales	(122.7)	(67.1)
Valuation losses[3]	(6.0)	(88.1)
Other	(4.1)	38.7

Net realized investment gains (losses)	$461.4	$(403.5)

[1]	Includes gains of $413.6 million and losses of $500.7 million on embedded derivatives associated with living benefit contracts for the years ended December 31, 2009 and 2008, respectively.

[2]	Includes losses of $171.8 million and gains of $109.4 million on derivatives associated with death benefit contracts for the year ended December 31, 2009 and 2008, respectively.

[3]	Includes valuation of trading securities, mark-to-market valuation of mortgage loans held for sale and changes in the valuation allowance not related to specific mortgage loans on real estate.

The following tables summarize other-than-temporary impairment losses for the years ended December 31:

(in millions)	Gross	Included in OCI	Net
2009:
Fixed maturity securities[1]:	906.8	(417.5)	489.3
Equity securities	7.1	—	7.1
Mortgage loans	71.8	—	71.8
Other	6.4	—	6.4

Total other-than-temporary impairment losses	$992.1	$(417.5)	$574.6

			Total Impairments
2008:
Fixed maturity securities[1]:			1,068.0
Equity securities			60.2
Mortgage loans			14.6
Other			3.6

Total other-than-temporary impairment losses			$1,146.4

[1]

Declines in the creditworthiness of the issuer of hybrid securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment. For the year ended December 31, 2009, the Company recognized $167.6 million in other-than-temporary impairments related to these securities compared to $89.5 million for the year ended December 31, 2008.

2008 Compared to 2007

The following table summarizes selected financial data for the Company’s Corporate and Other segment for the years ended December 31:

(dollars in millions)	2008	2007	Change
Statements of Income (Loss) Data
Operating revenues:
Net investment income	$303.3	$506.3	(40)%
Other income	79.2	209.7	(62)%

Total operating revenues	382.5	716.0	(47)%

Benefits and operating expenses:
Interest credited to policyholder accounts	199.7	262.4	(24)%
Interest expense	105.6	110.6	(5)%
Debt extinguishment costs	—	10.2	NM
Other operating expenses	266.0	258.2	3%

Total benefits and operating expenses	571.3	641.4	(11)%

Pre-tax operating (loss) earnings	(188.8)	74.6	NM
Add: non-operating net realized investment losses[1]	(410.4)	(35.1)	NM
Add: non-operating other-than-temporary impairment losses	(1,146.4)	(117.7)	NM
Add: adjustment to amortization related to net realized investment gains and losses	139.2	25.5	NM
Add: net loss attributable to noncontrolling interest	(72.3)	(50.9)	NM

(Loss) from continuing operations before federal income tax benefit	$(1,678.7)	$(103.6)	NM

Other Data
Customer funds managed and administered as of year end:
Funding agreements backing medium-term notes	$3,217.2	$4,525.7	(29)%
Nationwide Bank deposits	1,763.5	798.3	121%
NFG	1,345.8	1,917.3	(30)%

Total customer funds managed and administered	$6,326.5	$7,241.3	(13)%

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, net realized gains and losses related to hedges on GMDB contracts and securitizations).

The Company recorded a pre-tax operating loss in 2008 compared to earnings in 2007 primarily due to lower interest spread income and other income, partially offset by the aforementioned debt extinguishment costs recorded in the second quarter of 2007.

The decrease in interest spread income primarily was driven by lower income from hedge fund and private equity investments of $94.5 million. Lower income from mortgage loan prepayments and bond call premiums of $11.6 million, reduced earnings from the MTN program of $9.0 million primarily due to lower prepayment income, and approximately a 10% decline in average asset levels further contributed to the shortfall.

Lower other income primarily was driven by a $49.6 million increase in losses in the Company’s structured products business in 2008 related to impairments on the underlying mortgages and mortgage loan commitments, a $26.7 million increase in valuation losses on assets held for trading purposes, a $19.8 million decline in retail asset management revenues (pre-tax operating earnings declined $6.6 million) and a $12.1 million decline in broker-dealer revenues (pre-tax operating earnings declined $7.4 million).

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

Other-than-temporary investment losses were driven by a $1.03 billion increase in impairment charges compared to the prior year due to challenging conditions in the credit markets.

Higher non-operating net realized investment losses primarily were driven by a $474.0 million increase in losses on living benefit embedded derivatives, net of economic hedging activity.

The increase in losses on living benefit embedded derivatives, net of economic hedging activity, gave rise to the increase in the adjustment to amortization related to net realized investment gains and losses.

The following table summarizes net realized investment losses from continuing operations by source for the years ended December 31:

(in millions)	2008	2007
Total net derivatives losses [1,2]	(330.3)	(55.9)
Total realized gains on sales	43.3	99.1
Total realized losses on sales	(67.0)	(85.7)
Valuation losses [3]	(88.2)	(3.7)
Other	38.7	(1.3)

Net realized investment losses	$(403.5)	$(47.5)

[1]	Includes losses of $500.7 million and $26.7 million on embedded derivatives associated with living benefit contracts for the years ended December 31, 2008 and 2007, respectively.

[2]	Includes gains of $109.4 million on derivatives associated with death benefit contracts for the year ended December 31, 2008. There were no material gains or losses during 2007.

[3]	Includes valuation of trading securities, mark-to-market valuation of mortgage loans held for sale and changes in the valuation allowance not related to specific mortgage loans on real estate.

The following table summarizes other-than-temporary impairment losses for the years ended December 31:

(in millions)	2008	2007
Fixed maturity securities[1]:	1,068.0	108.5
Equity securities	60.2	—
Mortgage loans	14.6	4.1
Other	3.6	5.1

Total other-than-temporary impairment losses	$1,146.4	$117.7

[1]

Declines in the creditworthiness of the issuer of hybrid securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment. For the year ended December 31, 2008, the Company recognized $89.5 million in other-than-temporary impairments related to these securities compared to none for the year ended December 31, 2007.

The Company has a comprehensive portfolio monitoring process for fixed maturity and equity securities to identify and evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. See Part II, Item 7 – MD&A – Critical Accounting Policies and Recently Issued Accounting Standards – Valuation of Investments, Investment Income , Realized Gains and Losses and Other-than-temporary Impairment Evaluations for a complete discussion of this process.

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

The Company’s capital structure consists of long-term debt and shareholder’s equity. The following table summarizes the Company’s capital structure as of December 31:

(in millions)	2009	2008	2007
Long-term debt	$1,727.0	$1,725.9	$1,565.1

Shareholder’s equity, excluding accumulated other comprehensive income	5,046.6	4,429.0	5,406.1
Accumulated other comprehensive income (loss)	(234.4)	(1,370.8)	(81.5)

Total shareholder’s equity	4,812.2	3,058.2	5,324.6

Total capital	$6,539.2	$4,784.1	$6,889.7

NFS is a holding company whose principal assets are the common stock of NLIC. The principal sources of funds for NFS to pay interest, dividends and operating expenses are existing cash and investments and dividends from NLIC and other subsidiaries. See Part I, Item 1 – Business – Regulation – Regulation of Dividends and Other Payments from Insurance Companies for a description of NLIC dividend limitations. NFS currently does not expect such regulatory requirements to impair the ability of its insurance subsidiaries to pay sufficient dividends in order for NFS to have the necessary funds available to meet its obligations.

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

For individual annuity products ($42.17 billion and $37.36 billion of reserves as of December 31, 2009 and 2008, respectively), surrender charges generally are calculated as a percentage of deposits and are assessed at declining rates during the first seven years after a deposit is made.

For group annuity products ($3.20 billion and $3.18 billion of reserves as of December 31, 2009 and 2008, respectively), surrender charge amounts and periods can vary significantly depending on the terms of each contract and the compensation structure for the producer. Generally, surrender charge percentages for group products are less than individual products because the Company incurs lower expenses at contract origination for group products. In addition, over ninety percent of the general account group annuity reserves are subject to a market value adjustment at withdrawal.

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

Given the Company’s historical cash flow from operating and investing activities and current financial results, management of the Company believes that cash flows from operating activities over the next year will provide sufficient liquidity for the operations of the Company and sufficient funds for interest payments.

Short-Term Debt

The Company has available as a source of funds a $1.00 billion revolving credit facility entered into by NFS, NLIC and NMIC with a maturity of May 13, 2010. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility contains covenants, including, but not limited to, requirements that NMIC maintain statutory surplus in excess of $5.30 billion, the Company’s debt not exceed 40% of tangible net worth, as defined, and that NLIC maintain statutory surplus in excess of $1.67 billion. A breach by any borrower of the financial covenants will impact the availability of the line for the other borrowers and may accelerate payment. NMIC had no amounts outstanding under this agreement as of December 31, 2009. NLIC also has an $800.0 million commercial paper program, and rating agency guidelines recommend that NLIC maintain minimum liquidity backup, which includes cash and liquid assets as well as committed bank lines, equal to 50% of any amounts outstanding under the commercial paper program. Therefore, availability under the aggregate $1.00 billion credit facility is reduced by the amount outstanding in excess of available cash and liquid assets. NLIC had $150.0 million of commercial paper outstanding at December 31, 2009 at a weighted average interest rate of 0.29% and $149.9 million outstanding at December 31, 2008 at a weighted average interest rate of 2.07%.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. London Interbank Offered Rate (LIBOR). On July 31, 2009, NLIC paid down the $99.7 million principal balance on the securities lending program facility. NLIC had no amounts outstanding under this agreement as of December 31, 2009 compared to $99.8 million as of December 31, 2008.

Nationwide Bank has the ability to borrow from a single financial institution under a $250.0 million line of credit agreement and $550.0 million repurchase-based advance agreement. The borrowings are collateralized by investments owned by Nationwide Bank and are included in the consolidated balance sheets. The available portion of the credit facilities is limited by the collateral value of loans or securities pledged. The subsidiary had $177.0 million and $46.0 million outstanding under the $550.0 million repurchase-based advance agreement as of December 31, 2009 and December 31, 2008, respectively, at a weighted average interest rate of 0.16% in 2009 and 1.94% in 2008. Nationwide Bank had no amounts outstanding under the $250.0 million line of credit agreement at December 31, 2009 and 2008. As of December 31, 2009, the total additional collateralized borrowing capacity under these agreements was $337.0 million.

The Company also has a wholly-owned subsidiary with a five-year letter of credit issuance agreement with a single financial institution to provide up to $50.0 million in letters of credit. The agreement was effective September 30, 2006 and is guaranteed by NFS. The subsidiary had issued $50.0 million in letters of credit from this facility as of both December 31, 2009 and 2008.

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

The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of December 31, 2009, the Company was in compliance with all such covenants.

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

In addition, Nationwide Bank has fixed rate borrowings from various financial institutions that totaled $220.0 million as of both December 31, 2009 and 2008, with interest rates ranging from 1.80% to 4.45%. These borrowings have maturity dates ranging from one to eighteen years, and all are secured by investments pledged by Nationwide Bank ($45.0 million will mature in 2010). Nationwide Bank made interest payments of $6.9 million in 2009, $4.7 million in 2008 and $0.1 million in 2007.

Guarantees

See Note 19 to the audited consolidated financial statements included in the F pages of this report for a description of the potential impact on liquidity of the Company’s guarantees.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2009 expected to be paid in the periods presented. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP and may differ from the summation of undiscounted cash flows. The most significant difference relates to future policy benefits for life and health insurance, which include discounting.

	Payments due by period					Amount per balance sheet
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt:
Short-term[1]	$327.5	$—	$—	$—	$327.5	$327.0
Long-term[2]:					—
Unrelated parties	142.4	764.6	116.1	1,602.0	2,625.1	1,623.9
Related parties	8.1	16.3	16.3	283.6	324.3	103.1

Subtotal	478.0	780.9	132.4	1,885.6	3,276.9	2,054.0

Lease and license obligations[3]:
Operating leases	14.7	28.1	19.7	20.2	82.7	—
License	12.1	5.7	—	—	17.8	—

Subtotal	26.8	33.8	19.7	20.2	100.5	—

Purchase and lending commitments:
Fixed maturity securities[4]	—	76.1	—	—	76.1	—
Commercial mortgage loans[4]	17.6	—	—	—	17.6	—
Limited partnerships[5]	12.7	—	—	—	12.7	—

Subtotal	30.3	76.1	—	—	106.4	—

Future policy benefits and claims[6]:
Fixed annuities and fixed option of variable annuities[7]	1,282.8	2,071.0	1,800.5	4,091.8	9,246.1	8,728.0
Life and health insurance[7]	675.1	1,367.1	1,431.5	17,646.4	21,120.1	8,746.6
Single premium immediate annuities[8]	284.5	514.6	439.6	2,612.9	3,851.6	2,142.4
Group pension deferred fixed annuities[9]	1,548.7	2,420.7	2,033.6	9,830.1	15,833.1	11,702.4
Funding agreements backing MTNs[2,10]	851.1	792.4	—	—	1,643.5	1,831.3

Subtotal	4,642.2	7,165.8	5,705.2	34,181.2	51,694.4	33,150.7

Cash and securities collateral[11,12]:
Cash collateral on securities lending	41.4	—	—	—	41.4	41.4
Cash collateral on derivative transactions	532.4	—	—	—	532.4	532.4
Securities collateral on derivative transactions	32.3	—	—	—	32.3	32.3

Subtotal	606.1	—	—	—	606.1	606.1

Total	$5,783.4	$8,056.6	$5,857.3	$36,087.0	$55,784.3	$35,810.8

[1]

No contractual provisions exist that could create, increase or accelerate those obligations presented. The amount presented includes contractual principal and interest based on rates in effect at December 31, 2009.

[2]

Contractual provisions exist that could increase or accelerate those obligations presented. The amounts presented include contractual principal and interest based on stated rates in effect at December 31, 2009.

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

[6]

A significant portion of policy contract benefits and claims to be paid do not have stated contractual maturity dates and may not result in any ultimate payment obligation. Amounts reported represent estimated undiscounted cash flows out of the Company’s general account related to death, surrender, annuity and other benefit payments under policy contracts in force at December 31, 2009. Separate account payments are not reflected due to the matched nature of these obligations and because the contract owners bear the investment risk of such deposits. Estimated payment amounts were developed based on the Company’s historical experience and related contractual provisions. Significant assumptions incorporated in the reported amounts include future policy lapse rates (including the impact of customer decisions to make future premium payments to keep the related policies in force); coverage levels remaining unchanged from those provided under contracts in force at December 31, 2009; future interest crediting rates; and estimated timing of payments. Actual amounts will vary, potentially by a significant amount, from the amounts indicated due to deviations between assumptions and actual results and the addition of new business in future periods.

[7]

Contractual provisions exist which could adjust the amount and/or timing of those obligations reported. Key assumptions related to payments due by period include customer lapse and withdrawal rates (including timing of death), exchanges to and from the fixed and separate accounts of the variable annuities, claims experience with respect to variable annuity guarantees, and future interest crediting level. Assumptions for future interest crediting levels were made based on processes consistent with the Company’s past practices, which is at the discretion of the Company, subject to guaranteed minimum crediting rates in many cases and/or subject to contractually obligated increases for specified time periods. Many of the contracts with potentially accelerated payments are subject to surrender charges, which are generally calculated as a percentage of deposits made and are assessed at declining rates during the first seven years after a deposit is made. Amounts disclosed include an estimate of those accelerated payments, net of applicable surrender charges. See Note 2(l) to the audited consolidated financial statements included in the F pages of this report for a description of the Company’s method for establishing life and annuity reserves in accordance with GAAP. Health reserves are immaterial and are reflected in the less than one year column.

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

[10]

See Part II, Item 7 – MD&A – Off-Balance Sheet Transactions for a detailed discussion of the MTN program. Amounts presented include contractual principal and interest based on rates in effect at December 31, 2009.

[11]

Since the timing of the return of collateral is uncertain, these obligations have been reflected in payments due in less than one year. See Part II, Item 7 – MD&A – Overview – Fair Value Measurements – Counterparty Risk Associated with Derivatives and Note 5 to the audited consolidated financial statements included in the F pages of this report for a detailed discussion of the impact of collateral on the Company’s consolidated balance sheets.

[12]

The table above excludes certain derivative liabilities, for more information on these instruments see Item 7A- Characteristics of Interest Rate Sensitive Financial Instruments. Embedded derivatives on guaranteed benefit annuity programs are included in future policy benefits and claims in the table above.

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

During 2009, NLIC repurchased and extinguished $235.3 million of outstanding funding agreements.

Investments

General

The Company’s assets are divided between separate account and general account assets. As of December 31, 2009, $57.85 billion (56%) of the Company’s total assets were held in separate accounts compared to $48.84 billion (52%), as of December 31, 2008 and $44.67 billion (44%) were held in the Company’s general account compared to $45.63 billion (48%), as of December 31, 2008, including $37.44 billion of general account investments compared to $36.22 billion as of December 31, 2008.

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

The following table summarizes the Company’s consolidated general account investments by asset category as of December 31:

	2009		2008
(dollars in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities	$27,168.4	73%	$23,069.7	64%
Equity securities	67.1	—	60.7	—
Trading assets	35.8	—	66.1	—
Mortgage loans on real estate, net	7,085.9	19%	7,888.2	22%
Real estate, net	8.9	—	16.5	—
Policy loans	1,050.4	3%	1,095.6	3%
Other long-term investments	857.4	2%	968.1	3%
Short-term investments	1,161.4	3%	3,055.0	8%

Total	$37,435.3	100%	$36,219.9	100%

Fixed Maturity Securities and Equity Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2009:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$152.0	$16.9	$1.0	$167.9
U.S. Government agencies	551.4	57.2	5.7	602.9
Obligations of states and political subdivisions	608.4	5.6	23.2	590.8
Debt securities issued by foreign governments	69.9	5.3	0.1	75.1
Corporate securities
Public	10,934.8	597.2	176.6	11,355.4
Private	4,499.5	193.1	83.4	4,609.2
Residential mortgage-backed securities	8,314.1	153.7	674.8	7,793.0
Commercial mortgage-backed securities	1,355.6	6.7	216.0	1,146.3
Collateralized debt obligations	531.1	11.8	170.9	372.0
Other asset-backed securities	463.4	20.4	28.0	455.8

Total fixed maturity securities	27,480.2	1,067.9	1,379.7	27,168.4
Equity securities	63.4	4.5	0.8	67.1

Total securities available-for-sale	$27,543.6	$1,072.4	$1,380.5	$27,235.5

December 31, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$94.3	$25.4	$—	$119.7
U.S. Government agencies	420.5	93.3	—	513.8
Obligations of states and political subdivisions	271.3	1.6	10.5	262.4
Debt securities issued by foreign governments	50.1	5.4	—	55.5
Corporate securities
Public	8,881.9	109.9	1,040.7	7,951.1
Private	5,002.8	45.2	403.4	4,644.6
Residential mortgage-backed securities	8,369.1	109.8	881.0	7,597.9
Commercial mortgage-backed securities	1,488.9	0.6	473.9	1,015.6
Collateralized debt obligations	557.7	6.4	240.7	323.4
Other asset-backed securities	689.1	3.6	107.0	585.7

Total fixed maturity securities	25,825.7	401.2	3,157.2	23,069.7
Equity securities	68.7	0.8	8.8	60.7

Total securities available-for-sale	$25,894.4	$402.0	$3,166.0	$23,130.4

The following table lists the ten largest securities aggregated by parent exposure and classified as fixed maturity investment holdings by estimated fair value for both investment grade and non-investment grade securities included in the general account as of December 31, 2009 (includes obligations of states and political subdivisions, debt securities issued by foreign governments and corporate securities which are not explicitly backed by the full faith and credit of the U.S Government):

(in millions)	Rating[1]	Amortized cost	Estimated fair value		Rating[1]	Amortized cost	Estimated fair value

Investment Grade[2]				Non-Investment Grade[2]
Pfizer, Inc.	A+	$139.6	$151.7	UBS AG	BB	$29.8	$64.2
Verizon Communications Inc.	A-	142.6	151.1	Quinn Group Limited	BB+	50.0	44.5
Bank of America Corp.	BBB	145.6	150.9	AMR Corp.	BB	42.7	40.2
ConocoPhillips	A	141.5	150.9	Delta Airlines Inc.	BB	39.5	39.9
AT&T Inc.	A	136.5	144.9	American Capital Ltd.	B	38.5	36.4
BHP Billiton Ltd.	A+	119.8	132.8	The Thomson Corp.	D	24.1	30.6
Union Pacific Corp.	A-	121.8	125.6	Deluxe Corp.	B+	23.4	27.0
Wells Fargo & Co.	A-	118.6	121.3	Northern Foods, PLC	BB+	29.8	26.5
Intl Business Machines Corp.	A+	113.9	119.1	Swift Transportation Corp.	B-	21.7	26.3
Rio Tinto, PLC	BBB+	103.4	118.3	MCG Capital Corp.	BB	21.3	24.5

[1]

The company obtains credit quality ratings from various rating agencies including, but not limited to, S&P, Moody’s, Fitch and the NAIC quality ratings and uniform valuations. The company then determines a standard rating based on the lowest rating obtained (standard rating).

[2]	Investment grade is defined as any security with a standard rating of BBB or better.

Refer to Note 6 to the audited consolidated financial statements included in the F pages of this report for additional information regarding the nature of the Company’s portfolio of securities available-for-sale, concentration of risks within these portfolios and the methodology and inputs used in evaluating whether the securities are other-than-temporarily impaired.

Collateral Exposure

The Company’s portfolio of residential mortgage-backed securities are comprised of investments securitized by the cash flows of mortgage loans with four primary collateral characteristics: government agency, prime, Alt-A and sub-prime. In general, recent market activity has negatively impacted the valuation of securities containing Alt-A and sub-prime collateral.

The Company considers Alt-A collateral to be mortgages whose underwriting standards do not qualify the mortgage for regular conforming or jumbo loan programs. Typical underwriting characteristics that cause a mortgage to fall into the Alt-A classification may include, but are not limited to, inadequate loan documentation of a borrower’s financial information, debt-to-income ratios above normal lending limits, loan-to-value ratios above normal lending limits that do not have primary mortgage insurance, a borrower who is a temporary resident, and loans securing non-conforming types of real estate. Alt-A mortgages are generally issued to borrowers having higher Fair Isaac Credit Organization (FICO) scores, and the lender typically charges a slightly higher interest rate for such mortgages.

The Company considers sub-prime collateral to be mortgages that are first or second lien mortgage loans issued to sub-prime borrowers, as demonstrated by recent delinquent rent or housing payments or substandard FICO scores. Second-lien mortgage loans are also considered sub-prime. The Company considers prime collateral to be mortgages whose underwriting standards qualify the mortgage for regular conforming or jumbo loan programs. In addition, government agency collateral is considered to be mortgages securitized by government agencies both implicitly and explicitly backed by the full faith and credit of the United States Government.

The following tables summarize the distribution by collateral classification, rating and origination year, respectively, of the Company’s general account residential mortgage-backed securities as of December 31, 2009:

(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total
Government agency	$4,723.3	$4,853.0	62%
Prime	1,168.3	1,001.8	13%
Alt-A	1,839.7	1,460.3	19%
Sub-prime	579.1	475.0	6%
Other residential mortgage collateral	3.7	2.9	—

Total	$8,314.1	$7,793.0	100%

	Alt-A			Sub-prime
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
AAA [1]	$36.6	$32.9	2%	$68.4	$62.7	13%
AA [1]	116.3	104.6	7%	100.6	88.4	19%
A [1]	105.7	95.7	7%	29.5	26.1	6%
BBB [1]	281.6	234.4	16%	75.5	68.4	14%
BB and below [1]	1,299.5	992.7	68%	305.1	229.4	48%

Total	$1,839.7	$1,460.3	100%	$579.1	$475.0	100%

	Alt-A			Sub-prime
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
Pre-2005	$502.8	$449.2	31%	$390.0	$326.6	69%
2005	685.5	550.6	38%	70.1	62.1	13%
2006	373.4	258.8	18%	100.5	71.7	15%
2007	278.0	201.7	13%	18.5	14.6	3%

Total	$1,839.7	$1,460.3	100%	$579.1	$475.0	100%

[1]	Based on the Company’s standard rating as of the date indicated.

The following tables summarize the distribution by collateral classification, rating and origination year, respectively, of the Company’s general account residential mortgage-backed securities as of December 31, 2008:

(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total
Government agency	$4,297.1	$4,387.3	58%
Prime	1,396.3	1,085.3	14%
Alt-A	1,871.3	1,469.5	19%
Sub-prime	678.6	530.5	7%
Other residential mortgage collateral	125.8	125.3	2%

Total	$8,369.1	$7,597.9	100%

	Alt-A			Sub-prime
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
AAA [1]	$1,293.6	$1,011.1	69%	$371.3	$315.8	59%
AA [1]	141.4	98.8	7%	183.0	134.5	25%
A [1]	92.5	77.2	5%	20.6	18.7	4%
BBB [1]	54.4	47.7	3%	34.7	20.0	4%
BB and below [1]	289.4	234.7	16%	69.0	41.5	8%

Total	$1,871.3	$1,469.5	100%	$678.6	$530.5	100%

	Alt-A			Sub-prime
(dollars in millions)	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
Pre-2005	$573.9	$486.9	33%	$431.8	$345.3	65%
2005	693.4	519.2	35%	80.5	62.6	12%
2006	301.2	248.6	17%	142.4	109.9	21%
2007	302.8	214.8	15%	23.9	12.7	2%

Total	$1,871.3	$1,469.5	100%	$678.6	$530.5	100%

[1]	Based on the Company’s standard rating as of the date indicated.

The following table summarizes the distribution of the Company’s general account commercial mortgage-backed securities, collateralized debt obligations and other asset-backed securities collateral by collateral classification, and rating, as of the dates indicated:

	Amortized cost				Estimated fair value
(in millions)	AAA [1]	AA [1]	A and below [1]	Total	AAA [1]	AA [1]	A and below [1]	Total
December 31, 2009:
Commercial mortgage-backed securities	$716.0	$147.4	$492.2	$1,355.6	$688.5	$108.6	$349.2	$1,146.3
Collateralized debt obligations	12.3	105.2	413.6	531.1	15.9	84.3	271.8	372.0
Credit cards	90.5	54.8	1.6	146.9	91.9	54.9	1.6	148.4
Aviations	0.7	0.4	100.5	101.6	0.7	0.3	102.0	103.0
Franchise/business loans	17.4	3.1	73.8	94.3	17.7	2.7	55.0	75.4
Automobiles	19.9	—	7.5	27.4	19.8	—	9.8	29.6
Student loans	30.0	—	—	30.0	29.7	—	—	29.7
Tobacco	—	—	15.6	15.6	—	—	13.6	13.6
Manufactured housing	3.7	—	3.6	7.3	3.7	—	3.2	6.9
Other	1.7	3.6	35.0	40.3	1.7	3.5	44.0	49.2

Total	$892.2	$314.5	$1,143.4	$2,350.1	$869.6	$254.3	$850.2	$1,974.1

December 31, 2008:
Commercial mortgage-backed securities	$1,203.7	$191.4	$93.8	$1,488.9	$909.6	$71.5	$34.5	$1,015.6
Collateralized debt obligations	191.7	73.7	292.3	557.7	128.4	36.7	158.3	323.4
Credit cards	204.1	—	105.0	309.1	179.3	—	94.5	273.8
Aviations	1.3	0.6	97.9	99.8	1.3	0.6	83.6	85.5
Franchise/business loans	25.3	—	78.4	103.7	24.0	—	44.3	68.3
Automobiles	39.5	—	10.0	49.5	36.9	—	7.5	44.4
Student loans	30.0	—	—	30.0	28.5	—	—	28.5
Tobacco	1.2	—	22.4	23.6	1.2	—	20.1	21.3
Manufactured housing	5.1	3.8	—	8.9	4.8	2.9	—	7.7
Other	6.2	1.1	57.2	64.5	5.7	1.0	49.5	56.2

Total	$1,708.1	$270.6	$757.0	$2,735.7	$1,319.7	$112.7	$492.3	$1,924.7

[1]	Based on the Company’s standard rating as of the date indicated.

Net Realized Investment Gains (Losses) and Impairment Losses

The following table summarizes, for the year ended December 31, 2009, the Company’s largest aggregate losses on sales and net other-than-temporary impairment losses by issuer, the related circumstances giving rise to the losses and the circumstances that may have affected other material investments held:

				December 31, 2009
(in millions)	Fair value at sale (proceeds)	YTD loss on sale	YTD other- than-temporary impairment losses	Holdings[1]	Net unrealized gain (loss)[2]
Ownership interest in a perpetual preferred security. Impairments were recognized in the first and second quarters of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	$—	$—	$(35.3)	$21.9	$28.9
Ownership interest in a perpetual preferred security. An impairment was recognized in the first quarter of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	—	—	(18.6)	44.7	(1.3)
Ownership interest in a perpetual preferred security. An impairment was recognized in the first quarter of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	—	—	(17.5)	1.6	6.8
Ownership interest in a corporate bond. An impairment was recognized in the third quarter of 2009 due to an intent to sell the security.	22.0	—	(17.1)	—	—
Ownership interest in a corporate bond. Impairments were recognized in the first and second quarters of 2009 due to full recovery not being expected.	23.8	—	(16.8)	—	—
Ownership interest in a corporate bond. An impairment was recognized in the first quarter of 2009 due to full recovery not being expected.	—	—	(15.9)	24.1	6.5
Ownership interest in a perpetual preferred security. An impairment was recognized in the first quarter of 2009 due to an inability to demonstrate that full recovery would occur within a reasonable time period.	—	—	(15.6)	10.1	10.9
Ownership interest in a residential mortgage backed security. An impairment was recognized in the third quarter of 2009 due to an intent to sell the security.	59.5	—	(15.1)	—	—
Ownership interest in a securitization of a fleet of container vessels. An impairment was recognized in the first quarter of 2009 due to expected loss of principal.	—	—	(13.7)	12.3	10.1
Ownership interest in a collateralized debt obligation holding. An impairment was recognized in the second quarter of 2009 due to full recovery not being expected.	—	—	(13.0)	—	0.3

[1]	Holdings represent amortized cost of fixed maturity securities and cost of equity securities as of the date indicated aggregated for all classes of holdings of the issuer.
[2]	Includes non-credit other-than-temporary impairment losses recognized in other comprehensive income.

No other issuer had aggregate losses on sales and write-downs greater than 2.0% of the Company’s total gross losses on sales and write-downs on fixed maturity and equity securities as of December 31, 2009.

Mortgage Loans

As of December 31, 2009, general account mortgage loans were $7.09 billion (19%) of the carrying value of consolidated general account investments compared to $7.89 billion (22%) as of December 31, 2008. Commercial mortgage loans on real estate represent 96% of the total mortgage loan portfolio as of December 31, 2009. Commitments to fund mortgage loans of $17.6 million were outstanding as of December 31, 2009 compared to $24.9 million as of December 31, 2008.

The table below summarizes the carrying values of mortgage loans by regional exposure and property type as of December 31, 2009:

(in millions)	Office	Warehouse	Retail	Apartment	Hotel	Other	Total
Commercial mortgage loans on real estate:
New England	$98.3	$25.5	$55.3	$26.5	$44.6	$—	$250.2
Middle Atlantic	201.0	233.4	310.7	96.4	—	8.8	850.3
East North Central	97.6	195.7	521.0	310.8	62.5	24.7	1,212.3
West North Central	4.4	59.0	67.1	40.6	45.4	—	216.5
South Atlantic	121.1	424.7	685.1	284.6	19.5	—	1,535.0
East South Central	19.3	38.6	112.5	83.6	9.9	—	263.9
West South Central	24.4	156.2	164.9	183.7	114.6	—	643.8
Mountain	98.8	110.0	131.0	224.2	—	68.9	632.9
Pacific	300.4	342.9	400.8	163.7	88.4	5.3	1,301.5

Total current principal	$965.3	$1,586.0	$2,448.4	$1,414.1	$384.9	$107.7	6,906.4

Total valuation allowance	$(17.0)	$(4.6)	$(21.7)	$(12.8)	$(21.3)	$—	(77.4)

Total commercial mortgage loans on real estate							6,829.0
Total residential mortgage loans on real estate							256.9

Total mortgage loans on real estate, net							$7,085.9

As of December 31, 2009, the Company’s largest exposure to any single borrower, region and property type was 1%, 22% and 35%, respectively, of the Company’s general account mortgage loan portfolio compared to 2%, 23% and 33%, respectively, as of December 31, 2008.

As of December 31, 2009 and 2008, the Company’s mortgage loans classified as delinquent, foreclosed and restructured were immaterial as a percentage of the total mortgage loan portfolio.

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

In addition to these two major property types, the Company also considers commercial mortgage loans to be high-risk if their collateral characteristics include, but are not limited to: LTV ratios greater than 90%, weak debt service coverage ratios, increases in vacancies, increases in rent concessions, falling rental rates, and other loan-specific characteristics that could indicate additional risk.

The following table provides relevant asset quality information on these high-risk categories of commercial mortgage loans on real estate as of December 31, 2009:

(in millions)	Apartment	Hotel	Other high-risk	Total Portfolio	% of total
Total valuation allowance	$12.8	$21.3	$27.8	$77.4	80.0%
Refinanced loans	166.4	38.1	55.0	1,171.2	22.2%
Modified loans	45.3	13.9	7.1	66.3	100.0%
Delinquent loans	—	—	3.5	3.5	100.0%

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

The following table represents the principal balance and average LTV ratio of commercial mortgage loans on real estate considered high-risk as of December 31, 2009:

	Apartment		Hotel		Other high-risk
(dollars in millions)	Principal Balance[1]	Average LTV	Principal Balance[1]	Average LTV	Principal Balance[1]	Average LTV
New England	$26.5	103%	$44.6	88%	$12.0	78%
Middle Atlantic	96.4	90%	—	—	20.6	91%
East North Central	310.8	83%	62.5	81%	114.9	95%
West North Central	40.6	88%	45.4	84%	4.2	90%
South Atlantic	284.6	89%	19.5	67%	265.9	103%
East South Central	83.6	81%	9.9	86%	25.5	93%
West South Central	183.7	84%	114.6	109%	75.1	59%
Mountain	224.2	86%	—	—	7.4	109%
Pacific	163.7	84%	88.4	71%	74.8	94%

Total	$1,414.1	86%	$384.9	87%	$600.4	94%

[1]	Excludes specific valuation allowances

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

Interest Rate Risk

Fluctuations in interest rates can impact the Company’s earnings, cash flows and the fair value of its assets and liabilities. In a declining interest rate environment, the Company may be required to reinvest the proceeds from maturing and prepaying investments at rates lower than the overall portfolio yield, which could reduce future interest spread income. In addition, minimum guaranteed crediting rates (ranging from 1.0% to 3.5% for a majority of the individual and group annuity contracts in force) on certain annuity contracts could prevent the Company from lowering its interest crediting rates to levels commensurate with prevailing market interest rates, resulting in a reduction to the Company’s interest spread income. The average crediting rate for fixed annuity products during 2009 was 3.52% and 3.70% for the Individual Investments and Retirement Plans segments, respectively (compared to 3.58% and 3.89%, respectively, during 2008), well in excess of guaranteed rates.

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

Conversely, a rising interest rate environment could result in a reduction in interest spread income or an increase in policyholder surrenders. Existing general account investments supporting annuity liabilities had a weighted average maturity of approximately 6.5 years as of December 31, 2009. Therefore, a change in portfolio yield will lag changes in market interest rates. This lag increases if the rate of prepayments of securities slows. To the extent the Company sets renewal rates based on current market rates, this will result in reduced interest spreads. Alternatively, if the Company sets renewal crediting rates while attempting to maintain a desired spread from the portfolio yield, the rates offered by the Company may be less than new money rates offered by competitors. This difference could result in an increase in surrender activity by policyholders. If unable to fund surrenders with cash flow from operations, the Company might need to sell assets, which likely would have declined in value due to the increase in interest rates. The Company attempts to mitigate this risk by offering products that assess surrender charges and/or market value adjustments at the time of surrender, and by managing the maturity and interest-rate sensitivities of assets to approximate those of liabilities.

The Company offers a variety of variable annuity programs with guaranteed minimum balance or guaranteed withdrawal benefits, and options are utilized to economically hedge a portion of these products. See Equity Market Risk for further explanation.

Asset/Liability Management Strategies to Manage Interest Rate Risk

The Company employs an asset/liability management approach tailored to the specific requirements of each of its products. Each line of business has an investment policy based on its specific characteristics. The policy establishes asset maturity and duration, quality and other relevant guidelines.

An underlying pool or pools of investments support each general account line of business. These pools consist of whole assets purchased specifically for the underlying line of business. In general, assets placed in any given portfolio remain there until they mature (or are called), but active management of specific securities, sectors and several top-down risks may result in portfolio turnover or transfers among the various portfolios.

Investment strategies are executed by dedicated investment professionals based on the investment policies established for the various pools. To assist them in this regard, they receive periodic projections of investment needs from each line’s management team. Line of business management teams, investment portfolio managers and finance professionals periodically evaluate how well assets purchased and the underlying portfolio match the underlying liabilities for each line. In addition, sophisticated Asset/Liability Management models are employed to project the assets and liabilities over a wide range of interest rate scenarios to evaluate the efficacy of the strategy for a line of business.

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

Use of Derivatives to Manage Interest Rate Risk

Derivatives Qualifying for Hedge Accounting

The Company periodically purchases variable rate investments (e.g., commercial mortgage loans and corporate bonds). As a result, the Company is exposed to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the investments are funded with fixed rate liabilities. In an effort to manage this risk, the Company may enter into receive fixed/pay variable interest rate swaps.

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

The Company periodically participates in a MTN program. Under the MTN program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The proceeds from these funding agreements are generally used to purchase fixed rate assets (generally available-for-sale corporate bonds, available-for-sale private placement bonds or held for investment commercial mortgage loans). In a rising interest rate environment, the Company is exposed to narrowing margins as interest expense will increase while interest income remains constant. To manage this risk, the Company has entered into pay fixed/receive variable interest rate swaps. The interest rate swap agreement utilized by the Company effectively modifies its exposure to interest rate risk by converting the Company’s floating rate funding agreements associated with the MTN program to a fixed rate, thus reducing the impact of interest rate changes on future interest expense. These interest rate swaps are designated as hedging instruments in cash flow hedging relationships.

Derivatives Not Qualifying for Hedge Accounting

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

In addition, the Company may use pay fixed/receive variable interest rate swaps as hedges against the negative effects of adverse interest rate movements.

Characteristics of Interest Rate Sensitive Financial Instruments

The tables below provide information about the Company’s financial instruments as of December 31, 2009 that are sensitive to changes in interest rates. Insurance contracts that subject the Company to significant mortality risk, including life insurance contracts and life-contingent immediate annuities, do not meet the definition of a financial instrument and are not included in the table.

	Estimated year of maturities/repayments							2009 Fair Value	2008 Fair Value
(in millions)	2010	2011	2012	2013	2014	There- after	Total
Assets
Fixed maturity securities:
Corporate bonds:
Principal	$963.8	$1,202.9	$1,326.7	$1,753.4	$1,727.8	$8,459.8	$15,434.4	$15,964.6	$12,595.7
Weighted average interest rate	5.78%	6.12%	6.14%	5.51%	5.65%	6.08%	5.96%
Mortgage and other asset- backed securities:
Principal	$1.5	$66.0	$50.4	$93.4	$73.7	$10,379.1	$10,664.1	$9,767.1	$9,522.6
Weighted average interest rate	7.26%	5.40%	5.17%	6.16%	1.76%	5.36%	5.34%
Other fixed maturity securities:
Principal	$38.6	$28.0	$75.6	$64.8	$129.4	$1,045.3	$1,381.7	$1,436.7	$951.4
Weighted average interest rate	4.83%	4.16%	5.49%	5.09%	4.45%	5.67%	5.46%
Mortgage loans on real estate:
Principal	$412.4	$709.4	$649.3	$509.8	$654.8	$3,980.7	$6,916.4	$6,206.1	$6,963.7
Weighted average interest rate	5.11%	6.05%	6.04%	5.96%	5.92%	6.02%	5.96%
Liabilities
Individual deferred fixed annuities:
Principal	$707.0	$614.0	$562.2	$549.2	$597.6	$1,794.1	$4,824.1	$4,604.3	$5,021.5
Weighted average crediting rate	3.70%	3.55%	3.29%	3.11%	2.73%	2.75%
Group pension deferred fixed annuities:
Principal	$1,625.3	$1,228.7	$1,061.7	$920.6	$814.7	$6,051.4	$11,702.4	$11,572.0	$11,127.3
Weighted average crediting rate	3.77%	3.60%	3.41%	3.30%	3.15%	3.09%
Funding agreements backing MTNs:
Principal	$1,236.7	$427.8	$14.0	$—	$—	$—	$1,678.5	$1,679.0	$3,019.5
Weighted average crediting rate	3.54%	5.04%	3.90%	—	—	—
Immediate annuities:
Principal	$65.0	$57.0	$49.0	$42.0	$36.0	$211.0	$460.0	$460.2	$453.2
Weighted average crediting rate	6.49%	6.53%	6.58%	6.65%	6.71%	6.77%
Short-term debt:
Principal	$327.0	$—	$—	$—	$—	$—	$327.0	$327.0	$295.7
Weighted average interest rate	0.51%	—	—	—	—	—	0.51%
Long-term debt:
Principal	$51.2	$300.0	$315.0	$—	$10.0	$1,050.0	$1,726.2	$1,619.0	$1,336.5
Weighted average interest rate	3.63%	6.25%	5.82%	—	3.87%	5.71%	5.56%

	Estimated year of maturities/repayments							2009 Fair Value	2008 Fair Value
(in millions, except settlement prices)	2010	2011	2012	2013	2014	There- after	Total
Derivative Financial Instruments
Interest rate swaps:
Pay fixed/receive variable:
Notional value	$699.0	$1,362.4	$930.6	$301.3	$1,099.3	$3,640.8	$8,033.4	$100.8	$(315.3)
Weighted average pay rate	3.75%	3.80%	2.91%	4.08%	2.79%	3.68%	3.51%
Weighted average receive rate[1]	0.30%	0.35%	0.29%	0.30%	0.27%	0.27%	0.29%
Pay variable/receive fixed:
Notional value	$240.7	$1,039.3	$492.1	$613.2	$605.9	$3,434.7	$6,425.9	$33.1	$687.5
Weighted average pay rate[1]	0.30%	0.39%	0.37%	0.27%	0.27%	0.28%	0.30%
Weighted average receive rate	2.99%	3.18%	2.49%	3.68%	2.74%	4.00%	3.57%
Pay variable/receive variable:
Notional value	$—	$—	$—	$—	$—	$—	$—	$—	$(1.1)
Pay fixed/receive fixed:
Notional value	$41.8	$23.5	$11.4	$23.5	$—	$88.9	$189.1	$(30.1)	$(24.0)
Weighted average pay rate	3.91%	6.69%	4.70%	4.65%	—	5.08%	4.95%
Weighted average receive rate	4.84%	5.12%	6.10%	5.85%	—	6.23%	5.73%
Credit default swaps sold:
Notional value	$50.0	$6.0	$3.0	$10.0	$—	$—	$69.0	$(2.1)	$(11.2)
Weighted average receive rate	0.33%	3.55%	6.00%	1.39%	—	—	1.01%
Credit default swaps purchased:
Notional value	$1.5	$0.5	$—	$37.0	$—	$2.0	$41.0	$(0.6)	$1.2
Weighted average pay rate	2.15%	5.00%	—	1.05%	—	2.10%	1.19%
Total return swaps[2]:
Notional value	$641.1	$—	$—	$—	$—	$—	$641.1	$(7.6)	$(14.6)
Embedded derivatives:
Notional value	$—	$—	$—	$—	$—	$—	$—	$(312.4)	$(1,731.7)
Treasury futures:
Short positions:
Contract amount/notional value	$2.2	$—	$—	$—	$—	$—	$2.2	$—	$(0.1)
Weighted average settlement price	$0.10	—	—	—	—	—	$0.10
Long positions:
Contract amount/notional value	$—	$—	$—	$—	$—	$—	$—	$—	$20.2
Weighted average settlement price	—	—	—	—	—	—	—
Equity futures:
Short positions:
Contract amount/notional value	$951.1	$—	$—	$—	$—	$—	$951.1	$(10.4)	$(26.1)
Weighted average settlement price	$1.10	—	—	—	—	—	$1.10
Long positions:
Contract amount/notional value	$44.7	$—	$—	$—	$—	$—	$44.7	$0.2	$—
Weighted average settlement price	$1.10	—	—	—	—	—	$1.10
Option contracts
Long positions:
Contract amount/notional value	$675.1	$485.2	$333.4	$316.8	$241.7	$452.4	$2,504.6	$331.2	$585.5
Weighted average settlement price	$1.10	$1.20	$1.30	$1.30	$1.30	$1.30	$1.20

[1]	Variable rates are generally based on 1, 3 or 6-month U.S. LIBOR and reflect the effective rate as of December 31, 2009.

[2]	Total return swaps are based on the EAFE Index.

Additional information about the characteristics of the financial instruments and assumptions underlying the data presented in the table on the proceeding page are as follows:

Mortgage-backed securities and other asset-backed securities: The year of maturity is determined based on the terms of the securities and the current rate of prepayment of the underlying pools of mortgages or assets. The Company limits its exposure to prepayments by purchasing less volatile types of mortgage-backed securities and asset-backed securities investments. See Part II, Item 7 – MD&A – Investments – Fixed Maturity Securities and Equity Securities Available-for-Sale for further information.

Corporate bonds and other fixed maturity securities and mortgage loans on real estate: The maturity year is that of the security or loan.

Deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Deferred fixed annuities are certain individual annuity contracts, which are also subject to surrender charges calculated as a percentage of the deposits made and assessed at declining rates during the first seven years after a deposit is made. Deferred fixed annuities included $1.00 billion of participating group annuity contracts in 2009 ($1.16 billion in 2008). As of December 31, 2009, deferred fixed annuity general account liabilities totaling $3.96 billion ($3.86 billion in 2008) were in contracts where the crediting rate is reset periodically, with portions resetting in each calendar quarter, and $855.6 million that reset annually in 2009 compared to $886.3 million in 2008. Deferred fixed annuity policy reserves of $1.52 billion in 2009 ($1.42 billion in 2008) were in contracts that adjust the crediting rate every five years. Deferred fixed annuity policy reserves of $530.8 million in 2009 were in contracts that adjust the crediting rate every three years compared to $587.2 million in 2008. The average crediting rate is calculated as the difference between the projected yield of the assets backing the liabilities and a targeted interest spread. However, for certain Deferred annuities the crediting rate is also adjusted to partially reflect current new money rates.

Group pension deferred fixed annuities: The maturity year is based on the expected date of policyholder withdrawal, taking into account actual experience, current interest rates and contract terms. Included were group annuity contracts representing $11.70 billion and $11.50 billion of general account liabilities as of December 31, 2009 and 2008, respectively, which are generally subject to market value adjustment upon surrender and which also may be subject to surrender charges. Of the total group deferred fixed annuity liabilities, $8.3 million ($7.7 million in 2008) were in contracts where the crediting rate is reset monthly, $10.39 billion ($10.24 billion in 2008) were in contracts where the crediting rate is reset quarterly, $473.9 million ($529.9 million in 2008) were in contracts that adjust the crediting rate on an annual basis with portions resetting in each calendar quarter, and $822.7 million ($723.3 million in 2008) were in contracts where the crediting rate is reset annually on January 1.

Funding agreements backing MTNs: As of December 31, 2009 and 2008, fixed annuity policy reserves of $1.65 billion and $3.22 billion, respectively, relate to funding agreements issued in conjunction with the MTN program where the crediting rate either is fixed for the term of the contract or is variable based on an underlying index.

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

Derivative financial instruments: The maturity year is based on the terms of the related contract. Interest rate swaps include cross-currency interest rate swaps, which are used to reduce the Company’s existing asset and liability foreign currency exposure. Cross-currency interest rate swaps in place against each foreign currency obligation hedge the Company against adverse currency movements with respect to both period interest payments and principal repayment. Underlying details by currency therefore have been omitted. Variable swap rates and settlement prices reflect rates and prices in effect as of December 31, 2009.

Foreign Currency Risk Management

The Company purchases foreign-denominated fixed rate assets and the associated investment income is exposed to changes in the exchange rates of the foreign currencies. To manage this risk, the Company has entered into pay fixed foreign currency/receive fixed U.S. currency dollar cross-currency swaps. As foreign exchange rates change, the increase or decrease in the cash flows of the derivative instrument will offset the changes in the functional-currency equivalent cash flows of the asset. These cross-currency swaps are designated as hedging instruments in cash flow hedging relationships.

The Company also purchases foreign-denominated fixed rate assets, funded with proceeds from funding agreements under a variable rate MTNs. The value of these investments is exposed to both changes in the exchange rates of the foreign currencies and changes in interest rates. To manage this risk, the Company has entered into pay fixed foreign currency/receive variable U.S. cross-currency interest rate swaps. As foreign exchange rates and interest rates change, the increase or decrease in the value of the derivative instrument will offset the changes in the asset’s value (relative to foreign currency and interest rate changes). These cross-currency interest rate swaps are designated as hedging instruments in fair value hedging relationships.

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

The Company periodically participates in a variable rate foreign denominated MTN program. Under this program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. As such, the cash flows related to these MTNs are exposed to changes in the exchange rates of the foreign currencies. Because the Company desires to retain the variable interest rate, it has entered into receive variable foreign currency/pay variable U.S. dollar cross-currency basis swaps. The basis swap converts the debt instrument to a U.S. dollar variable rate, thereby eliminating foreign exchange risk. While the receive-side terms of the basis swap will be consistent with the terms of the liability, the Company is not able to match the pay-side terms of the derivative to a specific asset. Therefore, these basis swaps do not receive hedge accounting treatment. The Company also uses currency contracts, primarily futures, to hedge foreign currency denominated investments in certain alternative investments.

Equity Market Risk

Asset fees calculated as a percentage of separate account assets are a significant source of revenue to the Company. As of December 31, 2009, approximately 76% of separate account assets were invested in equity mutual funds (approximately 72% as of December 31, 2008). Gains and losses in the equity markets result in corresponding increases and decreases in the Company’s separate account assets and asset fee revenue. In addition, a decrease in separate account assets may decrease the Company’s expectations of future profit margins due to a decrease in asset fee revenue and/or an increase in guaranteed contract claims, which also may require the Company to accelerate amortization of DAC.

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

In an effort to mitigate this risk, the Company implemented a GMDB economic hedging program for certain new and existing business. Prior to implementation of the GMDB hedging program in 2000, the Company managed this risk primarily by entering into reinsurance arrangements. The GMDB economic hedging program is designed to offset changes in the economic value of the designated GMDB. Currently the program shorts S&P 500 Index futures, which provides an offset to changes in the value of the designated obligation. The futures are not designated as hedges and, therefore, hedge accounting is not applied. The Company’s economic and accounting hedges are not perfectly offset. Therefore, the hedging activity is likely to lead to earnings volatility. As of December 31, 2009 and 2008, the Company’s net amount at risk was $3.75 billion and $8.76 billion before reinsurance, respectively, and $3.13 billion and $7.35 billion net of reinsurance, respectively. As of December 31, 2009 and 2008, the Company’s reserve for GMDB claims was $67.0 million and $193.4 million, respectively, net of reinsurance.

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

The Company’s living benefit riders represent an embedded derivative in a variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivatives are carried at fair value. Subsequent changes in the fair value of the embedded derivatives are recognized in earnings as a component of net realized investment gains and losses. The fair value of the embedded derivatives is calculated based on a combination of capital market and actuarial assumptions. Projections of cash flows inherent in the valuation of the embedded derivative incorporate numerous assumptions including, but not limited to, expectations of contractholder persistency, contractholder withdrawal patterns, risk neutral market returns, correlations of market returns and market return volatility. As of December 31, 2009 and 2008, the net balance of the embedded derivatives for living benefits was a liability of $265.9 million and $1.70 billion, respectively. The Company does not expect any meaningful level of claims under the living benefit features for several years and believes any such claims would be mitigated by its economic hedging program.

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

Inflation

The rate of inflation did not have a material effect on the revenues or operating results of the Company during 2009, 2008 or 2007.

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

The Company’s management assessed the effectiveness of NFS’ internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria, the Company’s management concluded that NFS’ internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Name	Age	Date Service Began
Timothy G. Frommeyer	45	January 2009
Mark R. Thresher	53	January 2009
Kirt A. Walker	46	December 2009
For biographical information on Messrs. Frommeyer, Thresher, and Walker, please see the information provided below in “Executive Officers of the Registrant.” Executive Officers of the Registrant
Name	Age	Position with NFS
W.G. Jurgensen	57	Chief Executive Officer[1]
Mark R. Thresher	53	Executive Vice President–Finance[2]
Kirt A. Walker	46	President and Chief Operating Officer[3]
Patricia R. Hatler	55	Executive Vice President–Chief Legal and Governance Officer
Lawrence A. Hilsheimer	52	Executive Vice President
Michael C. Keller	50	Executive Vice President–Chief Information Officer
Gale V. King	53	Executive Vice President
James R. Lyski	47	Executive Vice President–Chief Marketing Officer
Stephen S. Rasmussen	57	NMIC Chief Executive Officer[4]
Anne L. Arvia	46	Senior Vice President–NW Retirement Plans
John L. Carter	47	Senior Vice President–Distribution and Sales
Roger A. Craig	47	Senior Vice President–Division General Counsel and Assistant Secretary
Timothy G. Frommeyer	45	Senior Vice President–Chief Financial Officer
Peter A. Golato	56	Senior Vice President–Individual Protection Business Head
J. Lynn Greenstein	46	Senior Vice President–Nationwide Bank
Harry H. Hallowell	49	Senior Vice President–Chief Investment Officer
Eric S. Henderson	47	Senior Vice President–Individual Investments Business Head
Matthew Jauchius	40	Senior Vice President
Michael J. Mahaffey	37	Senior Vice President–Chief Risk Officer
Kai V. Monahan	42	Senior Vice President
Steven C. Power	52	Senior Vice President
Jeffrey D. Rouch	51	Senior Vice President–Corporate Relations
Michael S. Spangler	43	Senior Vice President–President, Nationwide Investment Management Group

[1]	Mr. Jurgensen ceased service as our Chief Executive Officer effective February 19, 2009.

[2]	Mr. Thresher served as our chief principal officer upon the departure of Mr. Jurgensen on February 19, 2009, until December 18, 2009.

[3]	Mr. Walker began service as our chief principal officer on December 18, 2009.

[4]

Mr. Rasmussen became the Chief Executive Officer of NMIC effective February 19, 2009. NMIC is our ultimate parent company; however, unlike Mr. Jurgensen, who served as our Chief Executive Officer as well, Mr. Rasmussen does not serve as our chief principal officer.

Business experience for each of the individuals listed in the previous table is set forth below:

W. G. Jurgensen was Chief Executive Officer of NFS from August 2000 until February 2009, and served as a director from May 2000 to January 1, 2009. He served as Chief Executive Officer of NMIC, NMFIC, NLIC and NLAIC from August 2000 until February 2009. He also served as Chief Executive Officer of several other companies within Nationwide, which is comprised of NFS, NMIC, NMFIC and all of their respective subsidiaries and affiliates. Mr. Jurgensen served as a director of NMIC, NMFIC and Nationwide Corporation from May 2000 until February 2009 and served as a director of NLIC and NLAIC from May 2000 to January 1, 2009. He also served as a director of several other companies within Nationwide, as well as a trustee of Nationwide Insurance Foundation, a not-for-profit corporation that contributes to nonprofit agencies and community projects. Mr. Jurgensen has been a director of ConAgra Foods, Inc., a producer and marketer of food products, since August 2002.

Mr. Jurgensen ceased service as our Chief Executive Officer and as a member of our board of directors effective February 19, 2009.

Mark R. Thresher was President and Chief Operating Officer of NFS, NLIC and NLAIC from May 2004 to December 2009. He has served as a director of NFS, NLIC and NLAIC since January 2009. Previously, he was President and Chief Operating Officer–Elect from April 2004 to May 2004; President and Chief Operating Officer–Elect and Chief Financial Officer from December 2003 to April 2004; and Senior Vice President–Chief Financial Officer from November 2002 to December 2003 of NFS, NLIC and NLAIC. He has served as a director of NFS and NLIC since January 2009.

Mr. Thresher ceased service as President and Chief Operating Officer of NFS, NLIC and NLAIC on December 18, 2009.

Kirt A. Walker has been President and Chief Operating Officer and a director of NFS, NLIC and NLAIC since December 2009. Previously, Mr. Walker was President and Chief Operating Officer–Nationwide Insurance of NMIC since March 2009. Prior to that time, he served as President, Nationwide Insurance Exclusive Operations of NMIC from November 2008 to March 2009; President, Nationwide Insurance Eastern Operations of NMIC from March 2006 to October 2008; and President, Allied Insurance of NMIC from September 2003 to February 2006. Mr. Walker has been with Nationwide since 1986.

Patricia R. Hatler has been Executive Vice President–Chief Legal and Governance Officer of NFS since December 2004. Previously, Ms. Hatler served NFS as its Executive Vice President and General Counsel from October 2004 to December 2004; Executive Vice President, General Counsel and Secretary from March 2003 to October 2004; and Senior Vice President, General Counsel and Secretary from May 2000 to March 2003.

Larry A. Hilsheimer has been Executive Vice President of NFS since October 2009. Previously, he was Executive Vice President–Finance from October 2007 to October 2009. Prior to joining Nationwide, Mr. Hilsheimer served as a partner of Deloitte and Touche USA LLP from June 1988 to October 2007. He has served as a director of NFS since January 2009.

Michael C. Keller has been Executive Vice President–Chief Information Officer of NFS since August 2001. Mr. Keller has been Executive Vice President–Chief Information Officer of several other Nationwide companies since June 2001.

Gale V. King has been Executive Vice President–Chief Human Resources Officer of NFS since February 2009. Previously, she was Senior Vice President–Property and Casualty Human Resources of NMIC from October 2003 to February 2009. Ms. King has been with Nationwide since 1983.

James R. Lyski has been Executive Vice President–Chief Marketing Officer of NFS since October 2006. Mr. Lyski previously served as Senior Vice President for Strategy, Product and Marketing at CIGNA HealthCare, Inc., an employee benefits company, from October 2002 to October 2006.

Stephen S. Rasmussen has been the Nationwide enterprise chief officer since February 2009. He previously served as the President and Chief Operating Officer of NMIC and Executive Vice President of NFS from September 2003 to February 2009.

Anne L. Arvia has been Senior Vice President–NW Retirement Plans since November 2009. Previously, she was Senior Vice President–Nationwide Bank from September 2006 to October 2009. Prior to joining Nationwide Bank, Ms. Arvia served as the Chief Executive Officer of ShoreBank, a community and environmental bank, from May 2002 to August 2006 and as the President of ShoreBank from May 2001 to August 2006.

John L. Carter has been Senior Vice President–Distribution and Sales of NFS, NLIC and NLAIC and President of Nationwide Financial Distributors, Inc., as well as Senior Vice President of several other Nationwide companies, since November 2005. Previously, he served as Corporate Vice President of Platform Distribution at Prudential Financial, a financial services company, from August 1999 to November 2005.

Roger A. Craig has been Senior Vice President–Division General Counsel and Assistant Secretary of NFS since August 2007, and Senior Vice President–Division General Counsel of several other Nationwide companies since July 2007. Previously, Mr. Craig served several Nationwide companies as Vice President–Division General Counsel from October 2004 to August 2007; Vice President–Associate General Counsel from March 2003 to October 2004; and Associate Vice President–Associate General Counsel from February 2001 to March 2003.

Timothy G. Frommeyer has been Senior Vice President–Chief Financial Officer of NFS and several other Nationwide companies since November 2005. He served as Vice President and Chief Actuary of NLIC and NLAIC from May 2004 to November 2005. He also served as Senior Vice President–Finance and Actuarial of NRS from November 2001 to May 2004 and Vice President–Public Sector Finance and Actuarial of NLIC and NLAIC from November 2001 to May 2004. He has served as a director of NFS and NLIC since January 2009.

Peter A. Golato has been Senior Vice President–Individual Protection Business Head of NFS and several other Nationwide companies since May 2004. He has served as a director of NLIC since January 2009. Previously, he was Vice President–Brokerage Life Sales of NLIC and NLAIC from May 2000 to May 2004, and NMIC from May 2000 to October 2004.

J. Lynn Greenstein has been Senior Vice President–Nationwide Bank since December 2009. Prior to that time, she served as Senior Vice President–Property and Casualty Product and Pricing Management of NMIC since March 2003.

Harry H. Hallowell has been Senior Vice President–Chief Investment Officer of NFS since January 2010. Previously, Mr. Hallowell served as Senior Vice President and Treasurer of NFS and several other Nationwide companies from January 2006 through December 2009. Prior to that time, Mr. Hallowell served as Vice President and Head Portfolio Risk Manager for Nationwide Investments from May 2003 to December 2005.

Eric S. Henderson has been Senior Vice President–Individual Investments Business Head of NFS and several other companies within Nationwide since August 2007. Previously, Mr. Henderson served as Vice President and Chief Financial Officer–Individual Investments from August 2004 to August 2007; as Vice President–Product Management from February 2004 to August 2004; and as Associate Vice President–Product Manager-Variable Annuities from April 2002 to February 2004.

Matthew Jauchius has been Senior Vice President of NFS since June 2009. He has been Senior Vice President–Chief Strategy Officer and OCEO Administration of NMIC since April 2009 and previously served as Vice President–PCIO Strategy for NMIC from April 2007 to April 2009, and Vice President–Strategic Planning for NMIC from June 2006 to April 2007. Prior to that time, Mr. Jauchius was Associate Principal with McKinsey & Company from September 1998 to June 2006.

Michael W. Mahaffey has been Senior Vice President–Chief Risk Officer of NFS and NMIC since November 2008 and October 2008, respectively. Prior to that time, he was Vice President–Enterprise Risk Management of NMIC from 2007 to 2008, and Associate Vice President–Enterprise Risk Management of NMIC from 2005 to 2007. Prior to joining Nationwide, Mr. Mahaffey was a consultant with Deloitte and Touche.

Kai V. Monahan has been Senior Vice President–Internal Audit of NFS and several other Nationwide companies since November 2008. Previously, Mr. Monahan was a Partner in Ernst & Young’s Business Risk Services practice from 2004 to 2008.

Steven C. Power has been Senior Vice President–President, Nationwide Securities since January 2010. Previously, Mr. Power was President and CEO of NatCity Investments, Inc., a wholly owned subsidiary of National City Corporation from July 2004 to April 2009.

Jeffrey D. Rouch has been Senior Vice President–Corporate Relations of NFS and NMIC since December 2007 and January 2008, respectively. Prior to that time, Mr. Rouch oversaw Nationwide’s federal affairs office since 1997.

Michael S. Spangler has been Senior Vice President–President, Nationwide Investment Management Group since May 2008. Previously, Mr. Spangler was Managing Director at Morgan Stanley, heading Americas Retail and Intermediary Product Management from May 2004 to June 2008. Prior to joining Morgan Stanley, Mr. Spangler was President of Touchstone Advisors, and Vice President and Director of Business Operations at Touchstone Investments, July 2002 to May 2004.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934 requires that executive officers, directors and holders of more than 10% of NFS common stock file reports of their trading in NFS equity securities with the Securities and Exchange Commission. As of January 1, 2009, Nationwide Corporation owns all of our outstanding common stock and there are no executive officers, directors or other holders of more than 10% of our common stock obligated to file reports pursuant to Section 16.

Code of Conduct

The Nationwide Code of Conduct is posted on our web site, http://www.nationwide.com, and is available in print, free of charge, upon written request. Requests for copies should be made to LeRoy Johnston III, Vice President–Ethics and Corporate Compliance, One Nationwide Plaza, Columbus, Ohio, 43215, or via telephone at 614-249-8613. All directors, officers and employees of the Nationwide group of companies are required to adhere to the code. The code contains written standards designed to deter wrongdoing and to promote honest, ethical conduct including ethical handling of conflicts; full, fair, accurate, timely and understandable disclosure in regulatory reports and public communications; compliance with laws, rules and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code. It also contains compliance standards and procedures that facilitate the effective operation of the code. Any waivers from, or amendments to, the code for directors and executive officers must be approved by our board of directors, or a designated board committee, and will be promptly disclosed by posting on the web site.

Board Member Selection and Qualification

Since January 1, 2009, we have had a three-member board consisting of members of management. The board members include our chief principal officer, our chief financial officer and the Nationwide enterprise chief financial officer. It is our belief that service in these roles serves as qualification for service as members of our board.

Because we base board composition on specific positions within our company, always having our chief principal officer, our chief financial officer and the NMIC chief financial officer as board members, we do not have a policy regarding consideration of diversity in selection of director nominees.

Audit Committee Financial Expert

Effective January 1, 2009, our board of directors ceased to have any committees of the board. As such, there is no longer an audit committee, nor an audit committee financial expert.

ITEM 11 Executive Compensation

Compensation Discussion and Analysis

Introduction

Our mission is to create value for customers, businesses and debt-holders by protecting what is important to them, helping them build a secure financial future, and providing the best personalized customer experience through competitively priced, high quality products. We motivate our executives to achieve these goals, in part, by delivering direct rewards, including base salary, short-term and long-term incentives and other benefits and perquisites, using compensation programs based substantially on sustained financial performance. Payments will increase or decrease according to the extent we meet our performance expectations. The discussion offered below is intended to show how:

•	our financial planning process leads to financial objectives;

•	we translate financial and individual objectives into incentives;

•	we consider individual performance and use other discretionary factors to create flexibility in our compensation programs; and

•	we think about both the level and form of these rewards, which we believe helps us to attract and retain the executive talent we believe necessary to create value for our customers.

Change in Operating Structure in 2009

On January 1, 2009, NMIC purchased all of the outstanding shares of our common stock it did not already own. We are now a wholly-owned subsidiary of Nationwide Corporation. We believe that the completion of this transaction sets us apart from our competition by enabling us to align our entire product and service portfolio around the customer, providing an even greater value proposition for current and future customers through a more differentiated customer service experience. All of the members of our board of directors resigned on January 1, 2009, upon completion of the merger. Our board of directors now consists of three members of management, Mark R. Thresher, Timothy G. Frommeyer and Kirt A. Walker, and our board does not maintain a compensation committee or any other committees of the board. Compensation decisions are determined by the human resources committee of the board of directors of NMIC, which is our ultimate parent company.

On February 19, 2009, W.G. Jurgensen resigned from his position as our chief executive officer. Stephen S. Rasmussen, who was formerly the president and chief operating officer of NMIC, assumed the position of the NMIC Chief Executive Officer, but was not elected as our chief executive officer. Mark R. Thresher, our president and chief operating officer, became our principal executive officer. On December 18, 2009, Mr. Thresher assumed a new role as the NMIC Chief Financial Officer and Kirt A. Walker replaced him as our principal executive officer. Because Mr. Walker supported another business unit of NMIC for the majority of 2009, none of the compensation he earned in 2009 was allocated to us or paid for by us pursuant to a cost sharing agreement among several of the Nationwide companies discussed below. As such, we will not be discussing his compensation arrangements in the compensation discussion and analysis for 2009. The majority of Mr. Jurgensen’s compensation for 2009 was pursuant to his executive severance agreement and will not be discussed in this compensation discussion and analysis.

NMIC Human Resources Committee

Our board relies on the human resources committee of the NMIC board of directors for compensation decisions. The NMIC human resources committee’s primary purpose is to discharge the responsibilities of the NMIC board of directors as to the compensation of our executive officers and the executive officers of our parent company and affiliates. Other duties of the NMIC human resources committee include carrying out the board of directors’ oversight responsibilities by reviewing our human resources, compensation and benefit practices.

The operation of the NMIC human resources committee is outlined in a charter that has been adopted by the NMIC board of directors. The charter provides that the NMIC human resources committee’s duties include, among other things:

•	establishment of an overall compensation philosophy;

•	oversight and review of human resources programs for directors, executive officers and employees; and

•

responsibility for approval of salaries, incentive compensation plans and plan awards under incentive compensation plans for certain executive officers, including those named in the “Summary Compensation Table for 2009,” which we refer to as the “named executive officers.”

The NMIC human resources committee met twelve times during 2009, of which seven meetings included an executive session.

Compensation Consultants

The NMIC human resources committee has the sole authority to retain and terminate any consultant assisting in the evaluation of compensation and has the power to retain independent counsel, auditors or others to assist in the conduct of any investigation into matters within the NMIC human resources committee’s scope of responsibilities. Until August 2009, the NMIC human resources committee retained Towers Perrin, Inc., which we refer to as “Towers Perrin,” to provide compensation consulting expertise and competitive market information, as needed. In the summer of 2009, the NMIC human resources committee evaluated proposals from four consulting firms, including Towers Perrin, and following this review selected Pearl Meyer & Partners, or “PM&P,” to be their compensation consultant. Towers Perrin or PM&P consultants attended NMIC human resources committee meetings in order to provide information and perspective on competitive compensation practices and to raise issues management and/or the NMIC human resources committee should address. Management, at times, directed Towers Perrin or PM&P to prepare additional materials in support of committee agendas, which may have included data, analysis and any supporting background material needed for the discussions. Towers Perrin or PM&P also recommended pay program and compensation changes. Upon request of the NMIC human resources committee, members of management also attended these meetings in order to provide information or expertise. When the NMIC human resources committee met in executive session, certain members of management and Towers Perrin or PM&P attended on an as needed basis.

During 2009, management engaged Towers Perrin and its subsidiaries to provide other services to NMIC and its affiliates. The NMIC human resources committee reviewed most of the work, and associated expenses, that Towers Perrin and its subsidiaries and affiliates performed for NMIC. The total fees paid to Towers Perrin for executive compensation services provided to the NMIC human resources committee for 2009 was $164,476. The total fees paid to Towers Perrin for other services provided in 2009 was $1,889,981, of which $1,809,159 was reviewed and approved by the NMIC human resources committee. The NMIC human resources committee also determined that the other work Towers Perrin, or any of its affiliates, performed for other Nationwide companies did not jeopardize the objectivity of Towers Perrin in its role as consultant to the NMIC human resources committee.

PM&P only provides services to the NMIC human resources committee.

Role of Executives in Establishing the Compensation of our Named Executive Officers

Management reviews the compensation of all of our executive officers annually. In addition, during 2009, management submitted the compensation of all of our named executive officers to the NMIC human resources committee for review and approval, including Messrs. Jurgensen and Rasmussen, whose compensation was also reviewed and approved by the full board. The NMIC human resources committee’s review included the compensation targets, payments and individual performance contributions of Messrs. Thresher, Walker, Frommeyer, Carter, Rasmussen and Spangler.

Compensation Objectives and Philosophy

The NMIC human resources committee believes the compensation programs for executive officers should support our business strategies and operate within a competitive framework. In addition, the NMIC human resources committee determines compensation based on our overall financial results, as well as individual and group contributions that help build value for stakeholders. Our compensation programs are designed to drive desired behaviors in our executive officers using a mix of compensation elements to satisfy the personal and financial needs of our current and future workforce given existing business conditions and cost constraints. Our board of directors is committed to this compensation philosophy. The objectives of our compensation programs are to:

•	maintain a link between pay and performance;

•	ensure a substantial percentage of executive compensation is contingent upon both our performance and each executive officer’s individual performance;

•	attract, retain and motivate top-caliber executive officers;

•	offer compensation that is competitive in level and form; and

•	motivate executive officers to focus on the customer experience.

The following table illustrates our primary compensation components and the intended links to our objectives:

Compensation element	Description	Links to objectives
Base Salary	Cash compensation that is a fixed component of total compensation.

•      attract and retain top-caliber executive talent

•      recognize and reward executive officers’ skills, competencies, experience, job responsibilities and individual performance against pre-established objectives

•      provide a competitive level of compensation for the day-to-day performance of ordinary job duties

Annual Incentive	Cash payments awarded after the completion of a one-year performance period.	• reward executives for achieving financial performance goals • recognize performance on individual objectives relative to the performance of other executive officers

Long-Term Incentive	Cash awards based on performance over multiple years and subject to forfeiture.

•      reward executives for sustained long-term performance

•      retain and motivate executives to ensure business stability and success

•      provide compensation that is competitive with that of our peer companies

•      recognize the performance goals that drive long-term success and create value in Nationwide

•      maintain a substantial portion of incentives earned in previous years at risk of forfeiture depending on future sustained financial growth

•      create a link between NFS and Nationwide to better facilitate a shared business model

Perquisites and Benefits	Includes pension plans, deferred compensation plans and personal perquisites.	• attract and retain top-caliber executive talent • provide income after retirement and enable saving of income for retirement

Benchmarking and Compensation Target-Setting Process for the NMIC Chief Executive Officer

In 2008, we did not meet our annual or long-term performance objectives. The NMIC human resources committee reviewed our 2008 performance, considered the current economic climate for insurance and financial services companies, and considered the recommendations of management based on the named executive officers’ market data, relative performance and contributions of their roles, and determined that our named executive officers would not receive base salary increases or compensation target changes for 2009, with the exception of Mr. Rasmussen, who assumed a new role as the chief executive officer of NMIC, effective February 19, 2009, and Mr. Walker, whose compensation target changes in 2009 were pursuant to his previous role in support of another business unit.

Competitive market data is an important tool the NMIC human resources committee used to make decisions regarding the NMIC Chief Executive Officer’s compensation. The NMIC human resources committee compared our compensation practices to companies that compete with us for customers, capital and executive officers, and are similar to us in size, scope, and/or business focus. Our market data is derived from companies in a peer group that the NMIC human resources committee identified to provide broad data to the NMIC human resources committee for comparison purposes. These market data sources included:

•	life and multi-line insurers and banks; and

•	a subset of Fortune 500 companies comprised of general industry companies ranked from 54 to 159

The life and multi-line insurers we selected are:

• American International Group, Inc.	• Met Life, Inc.	• Prudential Financial, Inc.
• The Hartford Financial Services Group, Inc.	• Allstate Corporation	• Principal Financial
• Lincoln National Corp	• The Travelers Companies, Inc.	• CNA Financial Corporation
• AFLAC, Inc.	• Unum Group	• The Chubb Corporation
• CIGNA Corporation	• Aetna, Inc.	• UnitedHealth Group, Inc.
• Protective Life Corporation	• Phoenix Companies, Inc.	• Assurant, Inc.
• The Progressive Corporation	• Cincinnati Financial Corporation	• SAFECO Corporation
• Torchmark Corporation	• The Hanover Insurance Group, Inc.

The banks we selected are:

• Wachovia Corporation	• SunTrust Banks, Inc.	• National City Corporation
• American Express Company	• State Street Corporation	• KeyCorp
• PNC Financial Services Group, Inc.	• Northern Trust Corporation	• Comerica, Inc.

Mr. Rasmussen provided services to other Nationwide companies in addition to NFS. For 2009, the NMIC human resources committee reviewed and approved the total compensation paid to Mr. Rasmussen for such services. The portion of total compensation for Mr. Rasmussen paid by us was pursuant to a cost-sharing agreement among several Nationwide companies. The remainder was allocated to and paid by other Nationwide companies according to the terms of the cost-sharing agreement. Amounts we disclose in this report reflect only compensation allocated to and paid by us and our subsidiaries. The methodology we use for the allocation of compensation paid to Mr. Rasmussen varies by the type of compensation and is discussed in more detail in “2009 Compensation Programs Design and Implementation.”

We paid for 100% of the compensation for our other named executive officers, as they were solely or primarily dedicated to us in 2009, with the exception of Mr. Walker, for whom we did not pay any compensation in 2009 because he supported another NMIC business unit for the majority of 2009, and Mr. Jurgensen, whose severance payments were also paid pursuant to the cost sharing agreement.

For Mr. Rasmussen, Towers Perrin prepared a market data summary for the NMIC human resources committee in April 2009, including a summary of the median market data and covering the following compensation elements: salary, annual incentive and total annual cash compensation, and long term incentives and total direct compensation. Towers Perrin recommended a target total compensation level based on the typical pay of internally promoted chief executive officers and the external market data. The NMIC human resources committee’s final decision on pay targets was based on the competitive market and the degree of change from his compensation levels in his former position.

Pay Mix

We compensate executive officers through a mix of base salary, annual incentive, long term incentive, benefit plans, perquisites and deferred compensation plans. The plans and the target opportunities for base salary, annual incentives and long-term incentives are reviewed annually by the NMIC human resources committee to ensure that both total compensation and the mix of pay elements are competitive. This helps to ensure that we continue to retain talent in key areas and provides a framework for recruiting new talent. The NMIC human resources committee also reviews whether the goals reflect an adequate level of company performance.

We determine an appropriate mix of pay elements by using the market data trends as a guideline. However, in practice, we may adjust individual components above or below the mix represented in the market data while maintaining the recommended target total compensation range. Some of the reasons we may deviate from the mix of elements represented in market data include:

•	recruiting needs based on compensation received in previous positions;

•	variation in the market data that indicates that the market data may be volatile;

•	differences between the responsibilities of our position and the positions represented in the market data; and

•	a desire to change the alignment of our incentives between short-term and long-term goals for particular positions.

For 2009, the NMIC human resources committee determined that there would be no base salary adjustments or target incentive changes due to our below-target financial performance in 2008 and uncertainty related to the ongoing economic crisis. Below are the 2009 target compensation levels for our named executive officers:

Name	Base salary (percentage of target total compensation)	Target annual incentive percentage (percentage of target total compensation)	Target long-term incentive (percentage of target total compensation)	Total compensation target	Percentage of total target attributed to target incentives
Mark R.	$650,000	105%	$1,253,300	$2,585,800	74.9%
Thresher	(25.1%)	(26.4%)	(48.5%)

Timothy G.	$315,000	65%	$391,000	$910,750	65.4%
Frommeyer	(34.6%)	(22.5%)	(42.9%)

John L.	$330,000	100%	$326,000	$986,000	66.5%
Carter	(33.5%)	(33.5%)	(33.0%)

Stephen S.	$152,800	150%	$711,150	$1,061,950	87.3%
Rasmussen[1]	(12.7%)	(19.0%)	(68.3%)

Michael S.	$250,000	150%	$225,000	$850,000	70.6%
Spangler	(29.4%)	(44.1%)	(26.5%)

[1]

Figures shown for Mr. Rasmussen represent the amounts allocated to us under the cost-sharing agreement. Percentages are calculated based on the total compensation elements, including unallocated amounts that are not shown in the table.

The elements summarized in the table above illustrate the following points relative to our executive compensation philosophy:

•

Consistent with market practices, a relatively small percentage of the total compensation should be distributed as base salary, because compensation should primarily be delivered to our named executive officers consistent with performance.

•	A substantial percentage of the total should be distributed as incentives through a mixture of annual and long-term incentive programs.

•	Consistent with market trends, our most senior executives should have a significant portion of total compensation weighted toward long-term incentives.

•

The largest percentage of the total should be attributed to long-term incentives. Long-term incentives are focused on achievements over multiple years and most closely align with building sustained value.

We chose to exercise judgment and deviate from the above principles for the following executives for the following reasons:

•

Mr. Carter’s annual and long-term incentives should be relatively equally distributed, as his role is more heavily focused on current-year achievements, goals and objectives than other members of our president and chief operating officer’s management team, whose incentives are more focused on our broader financial measures.

•

Mr. Spangler’s compensation targets are more heavily weighted toward annual incentives, and are more appropriately aligned with the general investments market data based on his role as the head of the Nationwide Investment Management Group.

2009 Compensation Programs Design and Implementation

In this section we discuss the following items:

•	what we intend to accomplish with our compensation programs;

•	why we provide each element of compensation;

•	how we determine the amount for each element of compensation; and

•	the impact of performance on compensation.

The principal components of 2009 compensation for our named executive officers are salary, annual incentive and long-term incentive. Each component of compensation serves a different purpose, as discussed in “Compensation Objectives and Philosophy.”

Salary

Our overall pay philosophy is to establish base salaries that are generally at the median of the selected peer companies. In determining adjustments to our named executive officers’ salaries for 2009, the NMIC human resources committee considered the NMIC financial performance for 2008, both overall and based on key financial indicators and determined that base salary adjustments would not be awarded to the named executive officers, or any of our elected officers, with the exception of Mr. Rasmussen, due to his role change, and Mr. Walker, whose compensation was not paid for by us. Mr. Rasmussen received a 21% base salary increase, which was 73% of the median market competitive data and was commensurate with his increased role and responsibilities.

We allocated base salary for Mr. Rasmussen using a capital-based driver proportionate to other companies within Nationwide.

Annual Incentive: Performance Incentive Plan and Sales Incentive Plan

In 2009, we used annual incentive plans to provide a substantial portion of our named executive officers’ total compensation in the form of at-risk pay, which promoted our pay-for-performance philosophy for our named executive officers. These plans provide participants with direct financial rewards in the form of annual incentives the participants earn subject to the achievement of key financial and strategic objectives. Plan metrics vary based on each executive officer’s role and are discussed in more detail below. The annual incentive design represents a change from 2008 and was intended to fulfill the following objectives:

•	emphasize more strongly a one-company culture while recognizing the need to maintain some business unit focus;

•	focus on the Nationwide customer experience;

•	consolidate and streamline incentive plans and metrics where possible; and

•	align plans between associates and management.

In 2009, the NMIC human resources committee set specific company performance measures; goals for threshold, plan and outstanding results; and weightings for each measurement area under each annual incentive plan in which the named executive officers participate. The NMIC human resources committee approved a target incentive award opportunity as a percentage of base salary for each participant. The target incentive award opportunities were unchanged from the previous year. The NMIC human resources committee approved all payments made under these plans. We base award opportunities on our executive officers’ responsibilities, their value to us and the target incentive opportunities for executive officers in similar positions at companies reported in our competitive market data. The use of this market data for Mr. Rasmussen is discussed in “Compensation Objectives and Philosophy.”

We allocated annual incentives for Mr. Rasmussen using the percentage our operating revenue contributes to the NMIC enterprise’s total operating revenue.

Performance Incentive Plan

Under the Performance Incentive Plan, or “PIP,” we make annual payments to certain executive officers. In 2009, all of our named executive officers participated in the PIP, with the exception of Mr. Carter, who participated in the Sales Incentive Plan, or “SIP,” for reasons discussed below. Under the PIP, the participant is assigned a target incentive amount representing a percentage of the participant’s year-end base salary. The actual amount participants receive under the PIP will be a percentage of the target incentive depending on the achievement of the business and individual performance measures.

Our performance measures under the PIP are based on a broad series of key financial, business and strategic results, as well as individual performance measures. The specific measures vary by executive officer depending on individual positions and roles. We determine the annual incentive performance metrics and weights after an analysis of our financial and strategic goals and those of Nationwide, such as revenue growth, profitability and capital efficiency, and strategic objectives. With the exception of the strategic objectives, these are standard financial metrics we use to measure our performance. External analysts also use them to measure our performance against that of our peers. When determining performance levels for the PIP payout scale, the NMIC human resources committee considered the probability of attaining performance levels, historical performance and payouts, industry and competitor outlook, run rate trend and plan, and business mix and performance volatility.

For 2009, the NMIC human resources committee authorized the use of discretion by the NMIC Chief Executive Officer to adjust incentive payments by up to plus or minus 25%. The NMIC Chief Executive Officer may use discretion to determine if the accomplishments are not adequately reflected in the calculated performance score. Factors the NMIC Chief Executive Officer may consider include, but are not limited to:

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

Proposed adjustments greater than plus or minus 25% require the NMIC human resources committee’s approval, as does a final score greater than 250% of the target amount. The NMIC Chief Executive Officer did not exercise discretion to adjust performance scores that ultimately determine the incentive pool.

We define the financial goals used in the tables below as follows:

•

“NFS net flows” represents customer deposits minus withdrawals for annuities, life insurance, retirement plans and Nationwide Bank deposits, excluding certain unusual activity according to specified rules.

•

We calculate property casualty insurance operations direct written premium growth by taking the performance year ending actual direct written premium divided by the previous year ending actual direct written premium minus one.

•

New and renewal production premiums and deposits, previously referred to as “sales,” are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP, including sales as it relates to non-insurance companies. Management believes that the presentation of new and renewal production premiums and deposits enhances the understanding of our business and helps depict longer-term trends that may not be apparent in the results of operations due to differences between the timing of sales and revenue recognition.

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

We report new and renewal production premiums and deposits as net of internal replacements, which we believe provides a more meaningful disclosure of production in a given period. In addition, our definition of new and renewal production premiums and deposits excludes funding agreements issued under our MTN program; asset transfers associated with large case BOLI and large case retirement plan acquisitions; and deposits into Nationwide employee and agent benefit plans. Although these products contribute to asset and earnings growth, their production flows potentially can mask trends in the underlying business and thus do not provide meaningful comparisons and analyses.

For 2009, the NMIC human resources committee approved the following objectives under the PIP, which included a method to measure our financial performance relative to the peer companies included in our performance graph. The target amounts for the PIP vary by executive officer. Following are the annual incentive performance metrics and weights for Messrs. Thresher, Frommeyer, Rasmussen and Spangler:

2009 PIP Metrics and Performance for Messrs. Thresher, Frommeyer, Rasmussen and Spangler

	Weights (%)			2009 incentive performance results
Metric	Messrs. Thresher and Spangler	Messrs. Frommeyer and Rasmussen	2009 established business goals
Enterprise Consolidated Net Operating Income[1]	50	50	$1,247,000,000	$979,400,000

Customer Enthusiasm Index (Mean Satisfaction with Company)	25	25	8.41	8.54

NFS Net Flows[2]	25	10	$2,325,000,000	$3,134,700,000

Property Casualty Insurance Operations Direct Written Premium Growth		15	1.00%	(3.55)%

Strategic Nonfinancial Objectives³		Up to +/- 25%	Discussed below in “Determination of the Final Annual Incentive Payments”	+12.5% of final financial performance

[1]

Consists of net operating income for the Nationwide enterprise. Performance on consolidated net operating income, or “CNOI,” at the .28 level must be achieved in order for payment to be earned on any other metric.

[2]	With exclusion of institutional flows, such as medium term notes and retail mutual funds

[3]	Applies to Mr. Rasmussen only.

Sales Incentive Plan

Mr. Carter participated in the SIP in 2009. The primary focus of this plan was on non-affiliated sales channel results and our overall business segment sales results. These metrics represent 85% of his total target incentive. Mr. Carter participated in the SIP rather than the PIP because he is the leader of the sales organization, and because the SIP was designed with a primary emphasis on results that he directly influences. These metrics are consistent with prevalent practices for similar roles in the financial services industry. In addition, 15% of his 2009 scorecard had the same metrics under which we measure other members of our management team, thus maintaining alignment with our overall financial goals. For 2009, his maximum award opportunity under the plan was 150% of salary. The NMIC Chief Executive Officer had the discretion to adjust individual metrics by plus or minus 25%, subject to approval by the NMIC human resources committee of the final SIP payment. The NMIC Chief Executive Officer exercised this discretion in 2009 to adjust Mr. Carter’s final payment amount as reported in column (d) of the “Summary Compensation Table for 2009.”

When determining the performance levels for the payout under the SIP, the planning process included consideration of the current plan year to new plan year rates of sales growth. We used a different incentive scale for each of our various business segments and distribution channels to reflect key differences among the business segments and distribution channels, such as:

•	the competitive and market environment in which each business segment and distribution channel operates;

•	the outlook for sales growth of the industry and competitors;

•	the level of maturity of each business segment and distribution channel, and historical rates of sales growth we have achieved; and

•	our expectation as to the difficulty of achieving the planned rates of sales growth in each business segment and distribution channel.

Following are the annual incentive performance metrics and weights for the SIP:

2009 SIP Metrics and Performance for Mr. Carter

Performance Criteria	Weight	2009 established goals	2009 incentive performance results[1]
Non-Affiliated Channel Goals (weighted 57%):
Independent Broker Dealers	22.78%	$4,460,000,000	$4,892,200,000
Wirehouse & Regional Firms	17.09%	$1,858,900,000	$2,249,000,000
Financial Institutions	17.09%	$1,762,700,000	$2,255,200,000

Business Segment Goals (weighted 28%):
Individual Investments	11.22%	$3,639,000,000	$4,723,400,000
Retirement Plans Group (Private Sector)	7.01%	$5,009,300,000	$5,176,000,000
Retirement Plans Group (Public Sector)	1.40%	$4,690,300,000	$4,237,600,000
Individual Protection (Total 1st year)	5.61%	$303,200,000	$283,400,000
Individual Protection (Total Renewal)	1.75%	$914,600,000	$859,500,000
Individual Protection (Corporate)	1.05%	$430,100,000	$366,500,000

NFS and Enterprise Metrics (weighted 15%)
Enterprise Consolidated Net Operating Income[2]	7.50%	$1,247,000,000	$979,400,000
Customer Enthusiasm Index (Mean Satisfaction with Company)	3.75%	8.41	8.54
NFS Net Flows[3]	3.75%	$2,325,000,000	$3,134,700,000

[1]	These amounts are unaudited.

[2]

Consists of net operating income for the Nationwide enterprise. Performance on CNOI at the .28 level must be achieved in order for payment to be earned on the Customer Enthusiasm Metric or NFS Net Flows

[3]	With exclusion of institutional flows, such as medium term notes and retail mutual funds

Determination of the Final Annual Incentive Payments

To determine the 2009 annual incentive compensation payments for our named executive officers, the NMIC human resources committee assessed each executive officer’s performance under the PIP or SIP, as applicable, considering the measures in the tables above, as well as the executive officer’s overall performance, our overall financial performance and management’s assessment of performance on individual objectives. In assessing final performance for the PIP, the NMIC human resources committee reviewed actual performance relative to established goals and considered the following items: earnings quality, industry results, achievement of strategic performance metrics and capital stewardship. The NMIC human resources committee did not adjust the financial results following this review.

The actual amounts Messrs. Thresher and Rasmussen receive under the PIP will be a percentage of the target incentive depending solely on the achievement of the business and management’s assessment of individual performance measures. For Messrs. Frommeyer and Spangler, incentive payments are made from a pool calculated by adding the total of all participants’ incentive target amounts within an organizational unit, then multiplying this amount by the overall performance score for the year and further adjusted, if applicable, by the exercise of discretion by the NMIC Chief Executive Officer. This establishes the maximum amount that we will pay to the participants in the same pool, whether shared among participants or paid to a single individual. Our senior management then reviewed each of the participants within this pool to evaluate personal performance and individual contributions relative to the other participants in the pool. To the extent discretion is used to reduce or eliminate the award of a participant in the pool, the amount of incentive not awarded to that participant is included in the total amount available in the pool and will be distributed proportionally to the other participants. For 2009, the NMIC Chief Executive Officer exercised his discretion to increase certain payments under the PIP and SIP based on individual and relative performance contributions, which were approved by the NMIC human resources committee.

For Mr. Rasmussen, the NMIC board of directors also considered non-financial objectives that were proposed by Mr. Rasmussen, reviewed and discussed by the NMIC human resources committee, and approved by the NMIC board. These non-financial objectives focused on the following three categories:

•	Nationwide’s associates, with regard to leadership capabilities, performance management, diversity initiatives, and communications with associates;

•	Nationwide’s strategy, with regard to the customer experience, distribution effectiveness and operational efficiency; and

•

Nationwide’s governance, with regard to improving board engagement with senior line and functional leaders, developing his direct reports and senior management team, and reinforcing Nationwide’s code of conduct.

Each independent director on the NMIC board of directors gave Mr. Rasmussen a rating on a twenty-point scale for each objective and an overall rating on the same scale. PM&P summarized the results and met with the chairman of the NMIC human resources committee to review the evaluation. PM&P then met with the NMIC human resources committee to discuss the ratings and arrive at an overall score that was approved by the NMIC board of directors. This score was then applied as a modifier to his performance on financial results, which resulted in a 12.5% increase to his final payment.

The resulting cash payouts for our named executive officers, which are shown in columns (d) and (g) of the “Summary Compensation Table for 2009,” are as follows:

Name	Comparison of annual incentive payment to target	Summary of rationale
Mark R. Thresher	126% of target	Performance compared to the PIP objectives

Timothy G. Frommeyer	134% of target	Performance compared to the PIP objectives, and a discretionary adjustment based on exceeding expected performance on individual objectives

John L. Carter	141% of target	Performance compared to the SIP objectives and a discretionary adjustment based on exceeding expected performance on individual objectives

Stephen S. Rasmussen	108% of target	Performance compared to the PIP objectives, and 12.5% increase to the payment based on the NMIC human resources committee’s assessment of strategic objectives

Michael S. Spangler	128% of target	Performance compared to the PIP objectives and a discretionary adjustment based on achieving expected performance on individual objectives

Long-Term Incentive

In 2009, the NMIC human resources committee administered the Nationwide Long Term Performance Plan, or “LTPP,” to award long-term incentives to the named executive officers. Long-term incentive compensation constitutes a significant portion of an executive officer’s total compensation package, consistent with our philosophy of emphasizing pay that is conditional or contingent on our performance. In 2008, we accomplished our objectives by awarding Nationwide Value Added, or “NVA,” awards, which rewarded long-term performance based on the creation of economic value as measured by net income after capital charge. However, in 2009, the NMIC human resources committee asked management for an in-depth review of the long-term incentive plan to determine whether it accomplished the following objectives:

•	delivering market-competitive target compensation consistent with organizational performance and varying with results;

•	rewarding sustained long-term value creation with appropriate consideration of risk capacity, appetite and limits;

•	retaining and motivating executives to ensure business stability and success;

•	focusing on metrics that people understand and can influence; and

•	minimizing target-setting negotiation.

Following this analysis, the NMIC human resources committee decided that the NVA metric should be replaced in 2009, to enhance transparency and simplicity for the participants. In addition, while the prior plan design provided for the possibility of a negative performance score, the unusual economic climate of 2008 resulted in a negative performance score of a magnitude whereby most participants would receive no payments for future years while their bank balances were restored. This forward-looking negative impact was not intended; thus, the NMIC human resources committee modified the plan design such that performance scores can be negative and reduce participant bank balances but no individual bank balance would be less than zero. A cap of two and one-half times the target amount was also introduced.

At its meeting on April 1, 2009, the NMIC human resources committee approved a new metric for 2009, GAAP return on equity, or “GAAP ROE,” which is calculated by dividing net income by GAAP equity. The performance score is calculated by dividing GAAP ROE by a hurdle rate, which for 2009 is the cost of capital plus 0.5%. The final score can be adjusted for unrealized gains and losses, gains and losses on sales of securities, market impact on the cost of capital, and business impacts, such as mergers and acquisitions, as determined by the NMIC human resources committee. The LTI was adjusted in accordance with the methodology approved by the NMIC human resources committee for 2008 unrealized losses to recognize that they were included in a prior performance period. The calculations were reviewed and validated by NMIC internal audit in accordance with the NMIC human resources committee direction.

If the final performance score for the year is equal to one, we will award the target incentive amount. If the performance score is less than one, then the incentive award will be less than target, and may be negative. If the performance score is greater than one, the incentive award will be greater than target. We add the award to, or subtract the award from, the opening balance of a bookkeeping account for the executive officer. We refer to the bookkeeping account as a “bank.” The executive officer receives one-third of the positive bank balance, if any, as the long-term incentive payment. Each year, a new opening bank balance, as determined by the NMIC human resources committee, is established. For 2010, the opening bank balance is the remaining 2009 ending bank balance after the cash payment is subtracted.

Because of the bank concept, each executive officer’s long-term incentive target is also multiplied by a time value of money factor because amounts added to the bank will be paid out over a number of years. The time value of money factor provides participants their target incentive in four years assuming year-over-year target performance. For 2009, Towers Perrin recommended that the time value of money be 28%, which was added to the target award. The target incentive award, increased by the time value of money factor and multiplied by the final performance score, determines the current year award.

To transition participants to the new metric and establish the 2009 opening bank balances, the 2008 NVA performance score of negative 1.42 was applied to the 2008 target amount and added to the 2008 beginning bank balance, and one-third of any positive bank balance was paid. Then, the 2008 participant targets were multiplied by the 2008 GAAP ROE score of negative ..41 and subtracted from the 2008 beginning bank balances. Any actual payment was subtracted from this amount. Any positive remaining bank balances represented the 2009 opening bank balance, and any negative bank balances were set to zero.

Beginning in 2009, certain senior executives, including all of our named executive officers, also have 20% of their total long-term target measured on the change in book equity to be measured at the end of three-year overlapping cycles. Since the GAAP ROE metric is measured on an annual basis, this additional metric was intended to encourage our most senior executives to consider our long-term viability rather than short-term annual performance, and to reestablish our capital base, which had declined due to unusual market conditions in 2008.

We allocated long-term incentives for Mr. Rasmussen using the percentage our operating revenue contributes to the NMIC enterprise’s total operating revenue.

We established long-term incentive targets in 2008 based on a review of relevant market data and/or comparisons to other business segment heads, but for 2009, the NMIC human resources committee left long-term incentive targets for the named executive officers unchanged, except for Messrs. Rasmussen and Walker due to their role changes in 2009. We described the target-setting process for Mr. Rasmussen in “Benchmarking and Compensation Target-Setting Process for the NMIC Chief Executive Officer.”

The 2009 GAAP ROE award payments are based on performance, and all participants are subject to the same calculation. At its meeting on February 16, 2010, the NMIC human resources committee approved a final performance score of 1.22. These awards, of which one-third was distributed as a cash payment, are reported for the 2009 performance period in column (g) of the “Summary Compensation Table for 2009.”

Personal Benefits and Perquisites

We provide to our executive officers certain perquisites and other personal benefits, including pension and savings plans, deferred compensation plans and personal perquisites we believe are consistent with market competitive practices. Incremental costs, as applicable, are included in columns (h) and (i) of the “Summary Compensation Table for 2009.” Consistent with market trends, there will be no new participants in our financial planning perquisite, which will be discontinued at the end of 2010.

Termination Benefits and Payments

It is Nationwide’s practice to provide severance agreements to the NMIC Chief Executive Officer and a limited number of senior executive officers, including most of the NMIC Chief Executive Officer’s direct reports. Of our named executive officers, we have entered into a severance agreement with Mr. Thresher, which was superseded by an agreement between Mr. Thresher and NMIC dated January 1, 2010, and NMIC has entered into severance agreements with Messrs. Rasmussen and Walker. We believe these agreements are a standard industry practice for these positions and are necessary to attract and retain executive officers at this level. The agreements provide certain protections to the executive officer with regard to compensation and benefits. In exchange for those protections, the executive officer agrees to keep our information confidential, agrees not to solicit our employees or customers and agrees not to compete with Nationwide. We provide additional information with respect to post-termination benefits provided under these severance agreements in “Potential Payments Upon Termination or Change of Control.”

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

Policy on Disgorgement of Compensation

If we restate a financial statement due to material noncompliance with any financial reporting requirement under the securities laws, and such noncompliance is a result of misconduct, our president and chief operating officer and our senior vice president–chief financial officer are required to reimburse us for any bonuses and other incentive-based or equity-based compensation they received, and any profits they may have realized from the sale of our securities, when such securities were available, within the twelve-month period beginning on the date on which we first publicly issued the financial statements that were later restated, or filed the financial statements with the Securities and Exchange Commission, whichever occurred first.

Impact of Regulatory Requirements on Compensation

As of January 1, 2009, we are no longer a publicly held corporation as defined in Section 162(m) of the Internal Revenue Code, and we are not subject to the limitation on deductibility of non-performance-based compensation. There were no other regulatory requirements that influenced our compensation arrangements.

Conclusion

As discussed in “Compensation Objectives and Philosophy,” we design our compensation programs to be competitive, to attract and retain top talent and to drive our performance, with the ultimate goal of increasing stakeholder and customer value. To attain these objectives, we compare ourselves to other companies that are similar in setting pay levels, financial objectives and individual objectives. In 2009, the financial objectives for incentive purposes were established to reward value-creating performance and we awarded a substantial percentage of total compensation opportunity to our named executive officers in the form of pay-at-risk. Our financial results improved over 2008, resulting in payments under our annual and long-term incentive plans for our named executive officers, and therefore total compensation for each of our named executive officers increased from 2008 to 2009, commensurate with our pay-for-performance philosophy.

Compensation Committee Report

Our board of directors has reviewed and discussed the compensation discussion and analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, our board of directors included the compensation discussion and analysis in this report.

Nationwide Financial Services, Inc. Board of Directors

Timothy G. Frommeyer

Mark R. Thresher

Kirt A. Walker

Certain of our executive officers provide services to other Nationwide companies in addition to us. The human resources committee of NMIC, our ultimate parent company, determines the compensation paid to these executive officers for service to other Nationwide companies. We paid an allocated portion in accordance with the terms of the cost-sharing agreement among NMIC and certain of its subsidiaries, including us. Other Nationwide entities paid the remaining portion of the compensation for the shared executives according to this cost sharing agreement. Amounts reported reflect only the portion of compensation that we and our subsidiaries paid, unless otherwise noted.

Compensation Committee Interlocks and Insider Participation

Following the closing of the merger between us, NMIC, Nationwide Corporation and NWM Merger Sub, Inc. on January 1, 2009, our board of directors ceased to have a compensation committee.

Summary Compensation Table for 2009

Name and principal position	Year	Salary	Bonus		Stock awards	Option awards[4]	Non-equity incentive plan compensation		Change in pension value and non-qualified deferred compensation earnings[8]	All other compensation		Total
(a)	(b)	(c)	(d)		(e)	(f)	(g)		(h)	(i)		(j)
W.G. Jurgensen, Chief Executive Officer	2009	$70,193	$—		$—	$—	$—		$181,746	$2,875,872	[9]	$3,127,811
	2008	215,775	—		—	—	—		284,766	56,232		556,773
	2007	189,945	—		—	1,421,379	662,820	[6]	316,397	50,625		2,641,166

Mark R. Thresher, Executive Vice President - Finance	2009	675,000	—		—	—	2,425,673	[5]	344,273	20,273	[10]	3,465,219
	2008	647,308			—	—	—		205,629	49,995		902,932
	2007	623,846	—		—	603,876	1,259,031	[6]	364,527	70,560		2,921,840

Kirt A. Walker, President and Chief Operating Officer	2009	—	—		—	—	—		—	—		—

Timothy G. Frommeyer, Senior Vice President - Chief Financial Officer	2009	327,115	78,440	[1]	—	—	685,028	[5]	150,118	9,824	[11]	1,250,525
	2008	312,308			—	—	—		—	20,453		332,761
	2007	300,962	20,904	[2]	—	184,521	371,035	[6]	168,345	33,088		1,078,855

John L. Carter, Senior Vice President - Distribution and Sales	2009	342,692	15,000	[1]	—	—	857,509	[5]	37,882	7,630	[11]	1,260,713
	2008	325,962	—		—	—	25,245	[7]	29,807	24,855		405,869
	2007	310,961	—		—	144,545	444,668	[6]	15,480	59,094		974,748

Stephen S. Rasmussen, NMIC Chief Executive Officer	2009	129,498	23,228	[1]	—	—	1,074,252	[5]	55,557	15,931	[12]	1,298,466

Michael S. Spangler, Senior Vice President - President, Nationwide Investment Management Group	2009	259,615	132,500	[3]	—	—	753,588	[5]	6,718	14,538	[11]	1,166,959

[1]

Represents the amount determined under the PIP for Messrs. Frommeyer and Rasmussen, and under the SIP, for Mr. Carter, and paid in 2010 for the 2009 performance year, that was not attributable to the financial objectives under the plans.

[2]

Represents the amount determined under the PIP and paid under the SEIP in 2008 for the 2007 performance year that was not attributable to the financial objectives under the PIP. This amount, when included with the SEIP amount described in footnote 6 below for Mr. Frommeyer, resulted in a total SEIP payment of $288,542.

[3]

Represents the amount determined under the PIP for Mr. Spangler that was not attributable to financial objectives under the plan, and a signing bonus earned in January, 2009, as follows: $7,500 (PIP) and $125,000 (signing bonus).

[4]

Represents the grant date fair value calculated in accordance with FASB Topic 718 for stock option awards granted in 2007. We described the assumptions used in the valuation in Note 2(s) to the 2008 audited consolidated financial statements.

[5]

Represents the amount determined under the PIP for Messrs. Thresher, Frommeyer, Rasmussen and Spangler, and under the SIP for Mr. Carter, that was paid in 2010 for the 2009 performance year that was attributable to financial objectives, and the amount earned in 2009 under the LTPP for the GAAP ROE award attributable to the 2009 performance year and allocated to us pursuant to the cost-sharing agreement, as follows: Mr. Thresher—$859,950 (PIP) and $1,565,723 (GAAP ROE); Mr. Frommeyer—$196,560 (PIP) and $488,468 (GAAP ROE); Mr. Carter—$450,244 (SIP) and $407,265 (GAAP ROE); Mr. Rasmussen—$185,827 (PIP) and $888,425 (GAAP ROE); and Mr. Spangler—$472,500 (PIP) and $281,088 (GAAP ROE). One-third of the GAAP ROE award was paid in cash, in addition to one-third of the opening bank balance. Two-thirds of the award will be added to existing bank balances to represent the opening bank balance for 2010, subject to the discretion of the NMIC human resources committee, and is subject to forfeiture.

[6]

Represents the amount determined under the PIP for Messrs. Jurgensen, Frommeyer and Thresher, or the SIP for Mr. Carter, and paid under the SEIP in 2008 for the 2007 performance year that was attributable to financial or pre-established strategic objectives, and the amount earned in 2007 under the LTEP for the NVA award attributable to the 2007 performance year and allocated to us pursuant to the cost-sharing agreement, as follows: Mr. Jurgensen—$662,820 (SEIP) and $0 (NVA); Mr. Frommeyer—$267,638 (SEIP) and $103,397 (NVA); Mr. Thresher—$920,640 (SEIP) and $338,391 (NVA); and Mr. Carter—$363,668 (SEIP) and $81,000 (NVA). One-third of the NVA award was paid in cash and two-thirds were placed in a bank, which may be carried forward to subsequent years and is subject to forfeiture.

[7]	Represents the amount determined under the SIP for Mr. Carter for the 2008 performance year

[8]	Represents the change in pension value for all named executive officers. There were no above-market earnings on deferred compensation.

[9]

Includes the following payments made pursuant to Mr. Jurgensen’s severance agreement, and allocated to us pursuant to the cost-sharing agreement, as follows: $601,650 (three times allocated base salary); a tax gross-up for three years of COBRA payments in the amount of $1,295; Nationwide Savings Plan and Nationwide Supplemental Defined Contribution Plan credits for 2009 to 2011 in the amount of $50,817; the target amount under the PIP in the amount of $259,875; and a cash payment equal to two times his long-term incentive target in the amount of $1,947,000. Aggregate value of perquisites and personal benefits is less than $10,000.

[10]

Includes the contribution we made on behalf of Mr. Thresher under the Nationwide Supplemental Defined Contribution Plan in the amount of $12,923. Aggregate value of perquisites and personal benefits is less than $10,000.

[11]	Aggregate value of perquisites and personal benefits is less than $10,000.

[12]

Represents the contributions we made on behalf of Mr. Rasmussen under the Nationwide Savings Plan, the contribution we made on behalf of Mr. Rasmussen under the Nationwide Supplemental Defined Contribution Plan; the company-paid portion of Mr. Rasmussen’s parking expenses in the executive parking garage; the actual incremental cost of Mr. Rasmussen’s personal use of the company plane in the amount of $10,125; reimbursement for spousal travel expenses; actual cost to us of the personal use of tickets at the Nationwide Arena; the actual value of amenities received during an incentive conference; and a tax gross-up of $52 for such amenities.

Grants of Plan-Based Awards in 2009

			Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: number of shares of stock (i)	All other option awards: number of securities underlying options (j)	Exercise or base price of option awards (k)	Grant date fair value of stock and option awards (l)
Name (a)	Grant date (b)		Threshold[4] (c)	Target (d)	Maximum (e)	Threshold (f)	Target (g)	Maximum (h)
W.G.	—		$—	$—	$—	$—	$—	$—	—	—	$—	$—
Jurgensen[1]

Mark R. Thresher	2/18/2009	[5]	341,250	682,500	—	—	—	—	—	—	—	—
Thresher	4/1/2009	[6]	—	1,283,379	3,208,448	—	—	—	—	—	—	—
	4/1/2009	[7]	—	250,660	—	—	—	—	—	—	—	—

Kirt A.	2/18/2009	[5]	—	—	—	—	—	—	—	—	—	—
Walker[2]	4/1/2009	[6]	—	—	—	—	—	—	—	—	—	—
	4/1/2009	[7]	—	—	—	—	—	—	—	—	—	—

Timothy G.	2/18/2009	[5]	102,375	204,750	—	—	—	—	—	—	—	—
Frommeyer	4/1/2009	[6]	—	400,384	1,000,960	—	—	—	—	—	—	—
	4/1/2009	[7]	—	78,200	—	—	—	—	—	—	—	—
						—	—	—	—	—	—	—

John L.	2/18/2009	[5]	165,000	330,000	495,000	—	—	—	—	—	—	—
Carter	4/1/2009	[6]	—	333,824	834,560	—	—	—	—	—	—	—
	4/1/2009	[7]	—	65,200	—	—	—	—	—	—	—	—
						—	—	—	—	—	—	—

Stephen S.	2/18/2009	[5]	96,785	193,570	—	—	—	—	—	—	—	—
Rasmussen[3]	4/1/2009	[6]	—	728,218	1,820,545	—	—	—	—	—	—	—
	4/1/2009	[7]	—	142,230	—	—	—	—	—	—	—	—
						—	—	—	—	—	—	—

Michael S.	2/18/2009	[5]	187,500	375,000	—	—	—	—	—	—	—	—
Spangler	4/1/2009	[6]	—	230,400	576,000	—	—	—	—	—	—	—
	4/1/2009	[7]	—	45,000	—	—	—	—	—	—	—	—

[1]	Mr. Jurgensen received no grants of plan-based awards in 2009.

[2]	For 2009, none of Mr. Walker’s compensation was allocated to us pursuant to the cost-sharing agreement.

[3]	Amounts are the amount allocated to us pursuant to the cost-sharing agreement.

[4]	We calculate thresholds for individual metrics separately after a .28 performance is achieved on CNOI. Actual payment may be less than the amount shown.

[5]	Represents a PIP, or for Mr. Carter a SIP, award.

[6]	Represents a GAAP ROE award under the LTPP. Also includes a 28% time value of money factor.

[7]	Represents a Growth in Equity award under the LTPP.

Annual Incentive

On February 18, 2009, we granted annual incentive award opportunities to our named executive officers. These award opportunities are reflected in the “Grants of Plan-Based Awards in 2009” table above in column (c), (d) and (e) and as earned in the “Summary Compensation Table for 2009” in columns (d) and (g).

The NMIC human resources committee uses annual incentive plans and assesses individual overall performance, company financial performance and other goals, and distributes awards from the incentive pool pursuant to the PIP, or in the case of Mr. Carter, the SIP.

The NMIC Chief Executive Officer may adjust payments under the PIP or SIP by up to plus or minus 25% subject to approval of the final payment by the NMIC human resources committee.

For 2009, the objective performance criteria we used to measure performance under the PIP and SIP are discussed in “Compensation Discussion and Analysis.”

In 2009, goals under the PIP were met at 108% to 134% of the target amount, including certain discretionary adjustments based upon individual objectives. The goals for Mr. Carter under the SIP were met at 141% of the target amount, including a discretionary adjustment based on individual objectives. This is discussed in more detail in “Compensation Discussion and Analysis.”

Long-term Incentive Compensation

On April 1, 2009, we granted GAAP ROE and “Growth in Equity” target opportunities to all of our named executive officers, other than Mr. Jurgensen.

The performance score for GAAP ROE is calculated by dividing GAAP ROE by a hurdle rate, which for 2009 is the cost of capital plus 0.5%. The final score can be adjusted for unrealized gains and losses, gains and losses on sales of securities, market impact on the cost of capital, and business impacts, such as mergers and acquisitions, as determined by the NMIC human resources committee. The LTI was adjusted in accordance with the methodology approved by the NMIC human resources committee for 2008 unrealized losses to recognize that they were included in a prior performance period. The calculations were reviewed and validated by NMIC internal audit in accordance with the NMIC human resources committee direction. Target amounts are also multiplied by a time value of money factor, which provides target incentive payments in four years, assuming year-over-year target performance. We add the final award to, or subtract the award from, the opening balance of a bookkeeping account for the executive officer. We refer to the bookkeeping account as a “bank.” The executive officer receives one-third of the positive bank balance, if any, as the long-term incentive payment. Each year, a new opening bank balance, as determined by the NMIC human resources committee, is established. For 2010, the opening bank balance is the remaining 2009 ending bank balance after the cash payment is subtracted.

Growth in Equity awards will be determined based on the increase or decrease in GAAP equity at the end of 2011. These opportunities represent 20% of our named executive officers’ total long-term incentive target opportunity.

Executive Severance Agreements

It is Nationwide’s practice to provide executive severance agreements to the Chief Executive Officer and a limited number of senior executive officers, including most of the Chief Executive Officer’s direct reports. Of our named executive officers, we have entered into an executive severance agreement with Mr. Thresher. As of December 31, 2009, Mr. Thresher terminated his executive severance agreement with us and entered into an executive severance agreement with NMIC, effective January 1, 2010. NMIC also entered into an executive severance agreement with Mr. Jurgensen, who ceased service as our Chief Executive Officer effective February 19, 2009, and with Messrs. Walker and Rasmussen on May 1, 2009, and January 1, 2008, respectively. Additional information with respect to post-termination benefits provided under these executive severance agreements is provided in “Potential Payments Upon Termination or Change of Control.”

W. G. Jurgensen

NMIC entered into an executive severance agreement dated January 1, 2008, with Mr. Jurgensen, who served as the Chief Executive Officer of NMIC, and certain other Nationwide companies, including NFS, from 2000 to 2009. The agreement had an initial one-year term, with automatic one-year renewals commencing on January 1, 2009, unless either NMIC or Mr. Jurgensen gave notice of nonrenewal. This executive severance agreement replaced and superseded any prior employment or executive severance agreement between NMIC and Mr. Jurgensen.

Under the agreement, Mr. Jurgensen’s total annual base salary was to be no less than $1,050,000, and his annual target performance bonus was to be at least 150% of base salary with the maximum bonus set at 300% of base salary.

Mr. Jurgensen was eligible to receive cash long-term incentive awards consistent with other senior executive officers at Nationwide and competitive pay practices generally. Following the merger among NFS, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., stock and stock options became unavailable under the Company’s incentive plans.

Mr. Jurgensen and his eligible dependents, where applicable, were entitled to participate in all employee retirement and welfare benefit plans on terms no less favorable than the terms available to other senior-level executive officers. He was also entitled to receive executive fringe benefits available to all senior executive officers. The executive severance agreement with Mr. Jurgensen also provided for certain special and supplemental pension benefits after termination of employment.

On January 1, 2009, pursuant to the merger among NFS, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., Mr. Jurgensen’s outstanding stock options granted pursuant to his prior employment agreement were cancelled and he received the merger consideration of $52.25 per option less the exercise price of each option. He did not receive compensation for options with an exercise price in excess of the $52.25 per share merger consideration.

Mr. Jurgensen’s executive severance agreement also contained provisions related to certain payments and benefits that NMIC would pay upon specified termination events. The details of those provisions are set forth in “Potential Payments Upon Termination or Change of Control.”

Mr. Jurgensen ceased service as our Chief Executive Officer effective February 19, 2009.

Mark R. Thresher

The Company entered into an executive severance agreement dated January 1, 2008, with Mr. Thresher, who served as our President and Chief Operating Officer from May 5, 2004, to December 18, 2009. The agreement had a one-year initial term, with automatic one-year renewals commencing on January 1, 2009, unless we or Mr. Thresher gave notice of nonrenewal. This executive severance agreement replaced and superseded any prior employment agreement or executive severance agreement between us and Mr. Thresher.

The agreement provided that we would pay Mr. Thresher an annual base salary of $650,000, subject to annual review and adjustment by the board of directors or a committee thereof. The agreement also provided that Mr. Thresher was entitled to:

•	participate in all short-term and long-term incentive programs for senior executive officers at appropriate levels;

•	receive employee retirement and welfare benefits as available to senior executive officers; and

•	receive fringe benefits, reimbursement of reasonable expenses related to his employment and other perquisites as available to senior executive officers.

Mr. Thresher’s executive severance agreement also contained provisions related to certain payments and benefits we would pay to him upon specified termination events. The details of those provisions are set forth below in “Potential Payments Upon Termination or Change of Control.”

The January 1, 2008, executive severance agreement between Mr. Thresher and the Company superseded and replaced his prior employment agreement. Mr. Thresher ceased service as our President and Chief Operating Officer effective December 18, 2009, at which time he was elected as Executive Vice President—Finance for us and Executive Vice President—Chief Financial Officer for NMIC. At that time, Mr. Thresher terminated his executive severance agreement with us and entered into an executive severance agreement with NMIC, which was effective January 1, 2010. The agreement with NMIC made changes to Mr. Thresher’s prior agreement, which changes are explained below in “Potential Payments Upon Termination or Change of Control.”

Kirt Walker

NMIC entered into an executive severance agreement dated May 1, 2009, with Mr. Walker, who has served as our President and Chief Operating Officer from since December 18, 2009. The agreement’s initial term ended December 31, 2009, with automatic one-year renewals commencing on January 1, 2010, unless NMIC or Mr. Walker gave notice of nonrenewal.

The agreement provides that NMIC would pay Mr. Walker the salary, incentive compensation and benefits as determined by NMIC’s board of directors, or a committee thereof. Mr. Walker’s executive severance agreement also contains provisions related to certain payments and benefits NMIC would pay to him upon specified termination events. The details of those provisions are set forth below in “Potential Payments Upon Termination or Change of Control.”

Stephen S. Rasmussen

NMIC entered into an executive severance agreement dated January 1, 2008, with Mr. Rasmussen, who has served as the NMIC Chief Executive Officer since February 19, 2009. Mr. Rasmussen previously served as our Executive Vice President from September 2003 to February 19, 2009. NMIC terminated his agreement end entered into a new agreement effective May 1, 2009. The agreement has an initial term through December 31, 2010, with automatic one-year renewals commencing on January 1, 2011, unless NMIC or Mr. Rasmussen gives notice of nonrenewal.

The agreement provides that NMIC will pay Mr. Rasmussen an annual base salary at the annual rate as determined by NMIC’s board of directors or a committee thereof. The agreement also provides that Mr. Rasmussen is entitled to:

•	participate in all short-term and long-term incentive programs for senior executive officers at appropriate levels;

•	receive employee retirement and welfare benefits as available to senior executive officers; and

•	receive fringe benefits, reimbursement of reasonable expenses related to his employment and other perquisites as available to senior executive officers.

Mr. Rasmussen’s executive severance agreement also contains provisions related to certain payments and benefits we would pay to him upon specified termination events. The details of those provisions are set forth below in “Potential Payments Upon Termination or Change of Control.”

Option Exercises and Stock Vested During 2009

	Option awards[1]		Stock awards
Name (a)	Number of shares acquired on exercise (b)	Value realized on exercise (c)	Number of shares acquired on vesting (d)	Value realized on vesting (e)
W. G. Jurgensen	966,296	$17,525,178	—	$—
Mark R. Thresher	179,134	2,073,845	—	—
Kirt A. Walker	—	—	—	—
Timothy G. Frommeyer	31,991	466,186	—	—
John L. Carter	15,564	150,074	—	—
Stephen S. Rasmussen	117,273	2,096,400	—	—
Michael S. Spangler	—	—	—	—

[1]

On January 1, 2009, all outstanding stock options were canceled according to the terms of the merger agreement among NFS, NMIC, Nationwide Corporation and NWM Merger Sub, Inc. On the same day, option holders received $52.25 per share less the exercise price for all options with an exercise price less than $52.25.

Pension Benefits for 2009

Name (a)	Plan name (b)	Number of years credited service (c)	Present value of accumulated benefit (d)	Payments during last fiscal year (e)
W. G. Jurgensen	Nationwide Retirement Plan	—	$84,845	$4,437
	Nationwide Supplemental Retirement Plan	—	46,206	42,206
	Other Nonqualified Pension Arrangement	—	975,111	50,997

Mark R. Thresher	Nationwide Retirement Plan	12	361,675	—
	Nationwide Supplemental Retirement Plan	12	1,466,278	—

Kirt A. Walker	Nationwide Retirement Plan	11	—	—
	Nationwide Supplemental Retirement Plan	11	—	—

Timothy G. Frommeyer	Nationwide Retirement Plan	22	360,609	—
	Nationwide Supplemental Retirement Plan	22	444,956	—

John L. Carter	Nationwide Retirement Plan	4	41,465	—
	Nationwide Supplemental Retirement Plan	3	56,792	—

Stephen S. Rasmussen	Nationwide Retirement Plan	11	81,953	—
	Nationwide Supplemental Retirement Plan	11	363,248	—

Michael S. Spangler	Nationwide Retirement Plan	0.5	—	—
	Nationwide Supplemental Retirement Plan	0.5	6,718	—

The “Pension Benefits for 2009” table reports the years of credited service and the present value of accrued benefits under the Nationwide Retirement Plan, or “NRP,” the Nationwide Supplemental Retirement Plan, or “SRP,” and nonqualified defined benefit pension benefits provided under executive severance agreements, where applicable, as of December 31, 2009. We discuss these plans in more detail below. The reported values are the present value of accrued benefits with benefit commencement deferred to normal retirement age, which is age sixty-five, payable as a life annuity. Optional payment forms are available with reduced payments. A full single lump sum payment option is not available.

Credited Service

The credited service reported in the “Pension Benefits for 2009” table represents complete years of credited service under the NRP and SRP; however, the NRP and the SRP provide for crediting of service in different ways. The NRP provides one month of credited service for each month a participant works, beginning with the participant’s hire date. The SRP credits service based on the date an individual first becomes a participant. For details regarding how the SRP credits service, see the “Nationwide Supplemental Retirement Plan” section below. We provide no additional credited service under the NRP and the SRP to the named executive officers. The other nonqualified pension arrangement provided Mr. Jurgensen with credited service from his date of hire pursuant to his executive severance agreement.

Present Value of Accrued Benefits

The reported present values of accrued benefits, which are payable as a life annuity, are based upon the benefit earned from service and compensation as of December 31, 2009. The present values assume the participant survives to, and commences his or her benefit at, the earliest age at which unreduced benefits are payable, which is age sixty-five.

We base the present value determinations on the measurement date, discount rate, and postretirement mortality in accordance with FASB ASC 715, Compensation-Retirement Benefits. For the December 31, 2009 and 2008 valuations, the discount rates used under this guidance were 5.75% and 6.10%, respectively. There is no mortality discount prior to age sixty-five in the values reported above. The RP-2000 Mortality Table with white collar adjustment projected to 2010 was used for postretirement mortality.

Pension plan compensation includes base salary and certain management incentives. Benefit values are allocated based on the compensation reported in the “Summary Compensation Table for 2009,” and reflects the arrangement under the cost sharing agreement. For Messrs. Frommeyer, Carter, Thresher and Spangler, the pension benefit values reflect 100% of the present value of accrued benefits as the Company pays 100% of their compensation. For Messrs. Rasmussen and Jurgensen, the pension benefit values reflect the cost allocated to us. For Mr. Walker, the pension benefit values reflect 0% of the present value of accrued benefits, as we were not allocated any portion of his 2009 compensation.

Qualified Pension Plans

Nationwide Retirement Plan

Nationwide maintains a qualified defined benefit plan called the Nationwide Retirement Plan, or the “NRP.” In general, the named executive officers and other participants in the NRP will receive an annual retirement benefit under the NRP equal to the greater of the benefit calculated under the final average pay formula, if applicable, or the account balance formula. These formulae are described below. Any participant, including a named executive officer, who was hired on or after January 1, 2002, will receive an annual retirement benefit under the NRP based solely on the account balance formula.

Participants become fully vested in the NRP after the completion of three years of service. The accrued benefit is payable as a life annuity. Optional payment forms are available, however, with reduced payments. A full, single lump sum payment option is not available.

The NRP allows a participant the option of receiving his or her benefit at any age, provided, that he or she is vested when he or she leaves Nationwide. If a participant terminates his or her employment with Nationwide before age sixty-five, and decides to receive benefits before age sixty-five, the participant will receive a reduced monthly benefit amount due to the longer payout period. More specifically, benefits for vested participants who terminate employment before age fifty-five receive an actuarially reduced benefit to reflect early distribution. Benefits for vested participants who were hired before January 1, 2002, and who terminated employment after age fifty-five, are eligible for a subsidized early retirement benefit. The subsidized early retirement benefit is reduced 1% per year from age sixty-five to age sixty-two and 5% per year from age sixty-two to age fifty-five. Benefits for vested participants who were hired on or after January 1, 2002, and who terminate employment after age fifty-five, are actuarially reduced to reflect early distribution. Messrs. Rasmussen is, and Jurgensen was, eligible for the subsidized early retirement benefits. Although Messrs. Frommeyer, Thresher, and Walker were hired before January 1, 2002, they have not met the age requirement to be eligible for subsidized early retirement benefits. As a result, they are eligible for actuarially reduced benefits upon termination. Mr. Carter was hired after January 1, 2002, and is eligible only for an actuarially reduced benefit upon termination. As of December 31, 2009, Mr. Spangler was not eligible for benefits as he had not completed three years of service.

The NRP provides a pre-retirement death benefit payable to a participant’s spouse or, under certain circumstances, the named beneficiary of an active participant. The NRP also provides for the funding of retiree medical benefits under Section 401(h) of the Internal Revenue Code.

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

For services rendered prior to January 1, 1996, final average compensation is equal to the average of the highest three consecutive covered compensation amounts of the participant in the participant’s last ten years of service. For services rendered on January 1, 1996, or later, final average compensation is equal to the average of the highest five consecutive covered compensation amounts of the participant in the participant’s last ten years of service. The NRP defines covered compensation to mean all wages reported on a Form W-2 Wage and Tax Statement from any Nationwide company, plus compensation deferred under Sections 125, 132(f)(4) and 401(k) of the Internal Revenue Code and excluding:

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

New hires and rehires on or after January 1, 2002, are not eligible for the FAP formula, and we will determine the retirement benefit for such individuals solely under the account balance formula described below.

Account Balance Formula
For employees hired before January 1, 2002, benefits are the greater of the final average pay formula determination or the account balance formula, described below. We use the account balance formula to determine the retirement benefit under the NRP for all employees hired or rehired on or after January 1, 2002. The notional account under the account balance formula is comprised of the following components:

•

Opening Balance Amount: We determined the accrued benefit under the FAP formula as of December 31, 2001, and converted this accrued benefit into a lump sum that reflected the current value of that benefit; plus

•

Pay Credits: We add amounts to the account every pay period based on the participant’s years of service and compensation. The pay credits range from 3% of pay if the participant has up to thirty-five months of service, plus 3% of pay over the Social Security wage base for the year in question, to 7% of pay for those with over twenty-two years of service, plus 4% of pay over the Social Security wage base for the year in question; plus

•

Interest Credits: We add interest amounts to the account on a biweekly basis based on the applicable interest rate established by law. Historically, we have used as the interest rate the thirty-year United States Treasury bill rate in effect from the second month preceding the current quarter. The minimum interest rate is 3.25%.

NRP Changes Effective January 1, 2010

Certain changes to the NRP were implemented effective January 1, 2010. The first change eliminated the subsidized early retirement benefit for those employees who were hired before January 1, 2002, and are thus eligible for the FAP formula. For these individuals, the NRP benefit upon termination of employment will be the greater of the four following calculations: (i) the FAP formula without the subsidized early retirement factor; (ii) the account balance formula at the time of termination of employment; (iii) the FAP formula benefit as of December 31, 2009, with the subsidized early retirement factor; or (iv) the account balance formula as of December 31, 2009.

The second change to the NRP eliminated the ancillary preretirement death benefit, which is the death benefit not required to be provided by statute. As a result of the change, the only preretirement death benefit under the NRP is the qualified preretirement survivor annuity, which is only payable to a spouse of the participant.

Pursuant to the third change, individuals who become disabled on or after January 1, 2010, will not receive additional months of participation service or months of accrual service while disabled. They will not accrue additional benefits under either the FAP formula or the account balance formula while disabled.

The final change to the NRP effective January 1, 2010, states that participants eligible for the FAP formula will not receive pay credits under the account balance formula after December 31, 2009. Participants will continue to receive interest credits on their account balance benefit.

Nationwide Savings Plan

The Nationwide Savings Plan, or the “NSP,” is a qualified profit-sharing plan that includes a qualified cash or deferred arrangement and covers eligible employees of participating Nationwide companies, including NFS. Under the NSP, our named executive officers and other eligible participants may elect to contribute between 1% and 80% of their compensation to accounts established on their behalf. Participant contributions are in the form of voluntary, pre-tax salary deductions or after-tax “Roth 401(k)” salary deductions. Participants who reach the age of fifty during the plan year may also make “catch up” contributions for that year of up to $5,500 for 2009. Participating Nationwide companies, including NFS, make matching employer contributions for the benefit of their participating employees, at a rate of 50% of the first 6% of compensation deferred or contributed to the NSP by each employee. The NSP holds all amounts that the participants contribute in a separate account for each participant and invests the amounts in the available investment options chosen by the participant.

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

•	company car value or subsidy or reimbursement for loss of a company car;

•	a lump-sum payment for vacation days made upon termination of employment or pursuant to an election by the participant;

•	imputed income, executive officer perquisites and benefits paid under any long-term performance or equity plan;

•	income imputed to any participant as a result of the provision of health or other benefits to members of the participant’s household;

•	any payment made to a participant to offset the tax cost of other amounts Nationwide paid that are included in the participant’s income for federal tax purposes;

•	any payment of deferred compensation made prior to the participant’s severance date or on account of a participant’s severance date; and

•	expense reimbursement or expense allowances including reimbursement for relocation expenses.

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

The NSP offers an automatic enrollment and automatic increase feature. Effective January 1, 2009, the automatic enrollment and automatic increase feature applies to participants contributing less than 12% of their compensation.

Nonqualified Deferred Compensation for 2009

Name (a)	Executive contributions in last fiscal year[1] (b)	Registrant contributions in last fiscal year[2] (c)	Aggregate earnings in last fiscal year[3] (d)	Aggregate withdrawals/ distributions (e)	Aggregate balance at last fiscal year end[4] (f)
W.G. Jurgensen	$—	$16,410	$980,467	$—	$5,225,818
Mark R. Thresher	33,750	42,197	221,605	—	2,155,841
Kirt A. Walker	—	—	—	—	—
Timothy G. Frommeyer	—	11,687	8,756	—	195,684
John L. Carter	—	14,485	16,490	—	368,449
Stephen S. Rasmussen	—	5,448	18,097	—	71,890
Michael S. Spangler	—	51	5	—	56

[1]

Amount represents voluntary deferrals to the Nationwide Individual Deferred Compensation Plan. For Mr. Thresher, the amount includes salary earned in 2009, which is shown in column (c) of the “Summary Compensation Table for 2009.”

[2]	Amount represents company contributions to the Nationwide Supplemental Defined Contribution Plan.

[3]

Amount represents investment gain from applicable nonqualified deferred compensation plans attributable to all prior year deferrals in the plans. Investment gains or losses are attributable to the investment selections the executive officer makes. Executive officers may choose from approximately eighty investment options for the Nationwide Individual Deferred Compensation Plan and from sixteen investment options for the Nationwide Economic Value Incentive Plan. The Nationwide Economic Value Incentive Plan is a terminated plan that provided for involuntarily deferred compensation we may still pay to an executive officer based on his or her distribution election. The executive officer may change his or her investment options once every seven days.

[4]

Represents balances in the following plans: the Nationwide Individual Deferred Compensation Plan, the Nationwide Supplemental Defined Contribution Plan and the Nationwide Economic Value Incentive Plan. The Nationwide Economic Value Incentive Plan is a terminated plan that provided for involuntarily deferred compensation we may still pay to an executive officer based on his or her distribution election.

Nonqualified Deferred Compensation Plans

Executive deferred compensation benefits are a key component of our total rewards philosophy. We provide competitive levels of deferred compensation benefits to attract and provide for long-term retention of key talent and to reward for long-term service. These benefits allow executives to prepare for retirement and make up for regulatory limits on qualified plans.

Nationwide Individual Deferred Compensation Plan

We previously referred to this plan as the “Nationwide Officer Deferred Compensation Plan,” but the plan has been renamed the “Nationwide Individual Deferred Compensation Plan,” or “IDC Plan.” Under the IDC Plan, eligible executives of participating Nationwide companies, including NFS, may elect to defer payment of compensation otherwise payable to them. Eligible executive officers may enter into deferral agreements in which they may annually elect to defer up to 80% of their salary and annual incentive compensation they earn during the following year or performance cycle. Effective April 2009, for the 2010 and later performance cycles, participants may also defer up to 100% of the long-term incentive compensation they earn during the following performance cycle. Deferral elections are effective prospectively. Amounts an executive officer defers under the IDC Plan are generally payable in cash in annual installments beginning in January of the calendar year immediately following the calendar year in which the executive officer terminates his or her employment, or after the expiration of the deferral period the executive officer elects, from one to ten years from the year in which the deferral of compensation applies, or upon the death of the participant. We credit individual accounts under the IDC Plan with deferral amounts and earnings or losses based on the net investment return on the participant’s choice of investment measures offered under the IDC Plan. No guaranteed or above-market earnings are available under this plan. The plan restricts participants’ changes in investment options to once every seven days. Each participant is always fully vested in his or her accrued amount.

We amended the IDC Plan to comply with the legal requirements covering deferred compensation plans under Section 409A of the Internal Revenue Code and corresponding United States Treasury regulations. The IDC Plan retained a provision that permits a participant or beneficiary to take an unscheduled withdrawal from his or her account; however, any such elective withdrawal applies only to amounts earned and vested, including attributable earnings, on or before December 31, 2004, and any such withdrawal is subject to a 10% early withdrawal penalty.

Effective January 1, 2008, we further amended the IDC Plan to increase the “small amounts” distribution requirement to $25,000. If, on the date of any distribution, the entire account balance of a participant is less than $25,000, the entire account balance will be distributed, regardless of the distribution election the participant has on file with us. The requirement applies to each account where the participant has experienced a separation from service.

Effective January 1, 2009, we restated the IDC Plan to incorporate all amendments to the plan since January 1, 2005.

Excess and Supplemental Defined Benefit Plans

Nationwide maintains the Nationwide Excess Benefit Plan, an unfunded, nonqualified excess defined benefit plan, and the Nationwide Supplemental Retirement Plan, an unfunded, nonqualified supplemental defined benefit plan.

The Nationwide Excess Benefit Plan provides the portion of the NRP benefit that a participant would have been entitled to under the NRP in absence of the restrictions imposed by Section 415 of the Internal Revenue Code, which limits the maximum benefit that we may pay under a qualified retirement plan. Benefits in the Nationwide Excess Benefit Plan vest at the same time the participants’ benefits vest in the NRP. To be eligible for the Nationwide Excess Benefit Plan, a participant must be an officer and have his or her benefit limited under the NRP by Section 415 of the Internal Revenue Code. The NRP benefits available to the named executive officers are not currently subject to these restrictions, and the Nationwide Excess Benefit Plan currently has no participants who are active employees of Nationwide.

The Nationwide Supplemental Retirement Plan, or “SRP,” provides supplemental retirement benefits to individuals who are in an executive-level position and who are receiving compensation in excess of the limits set by Section 401(a)(17) of the Internal Revenue Code. An individual’s participation in the SRP begins the first day of January of the calendar year following the date they meet the eligibility requirements. Participants receive the following benefits under the SRP:

•	1.25% of the participant’s final average compensation, as defined in the “Qualified Pension Plans” section above, multiplied by the number of years of service, up to a maximum of forty years; plus

•

0.75% of the participant’s final average compensation in excess of Social Security-covered compensation, as defined in “Qualified Pension Plans” above, multiplied by the number of years of service, up to a maximum of forty years; less

•	benefits the executive accrued under the NRP and the Nationwide Excess Benefit Plan.

For purposes of the SRP, the definition of “covered compensation” is the same as described above in “Final Average Pay (FAP) Formula,” without the Internal Revenue Code limits and including, at the time of deferral, any compensation that would be deferred pursuant to an individual compensation agreement with any Nationwide company.

To the extent permitted under the rules governing nondiscrimination for the NRP, all or a portion of the benefit under the SRP for participants who were fully vested on December 31, 2008, was transferred to the NRP. As a result, for most fully vested participants, a greater portion of their retirement benefit will be provided under the NRP.

In addition, the SRP provides all participants with a minimum benefit equal to the accrued benefit under the SRP as of December 31, 2007. Benefits vest over a period of four years from the date the individual became a participant, or when the individual is vested under the NRP, if later.

For all individuals who are new participants on or after January 1, 2009, the SRP credits service by providing twelve months of credited service on the date they become a participant and credits twelve months of service for each subsequent calendar year only if the individual meets the eligibility requirements as of the last day of the calendar year. For individuals who were participants in the SRP before January 1, 2009, the SRP provides one month of credited service for each month the participant performs service, beginning on the participant’s date of hire through December 31, 2007. After December 31, 2007, these participants received credits for twelve months of service for a calendar year only if the individual meets the SRP eligibility requirements as of the last day of the calendar year.

Effective January 1, 2010, the SRP no longer provides the subsidized early retirement benefit for participants whose benefit calculation includes months of credited service accrued or credited on or after January 1, 2010. For an affected participant, the SRP determines his or her benefit by providing the greatest of three benefit calculations:

•	his or her SRP benefit as of December 31, 2007;

•	his or her SRP benefit as of December 31, 2009, with the subsidized early retirement factors; or

•	his or her SRP benefit without subsidized early retirement factors at the date of termination.

Nationwide Supplemental Defined Contribution Plan

The Nationwide Supplemental Defined Contribution Plan, or “NSDC Plan,” is an unfunded, nonqualified defined contribution supplemental benefit plan. The NSDC Plan provides benefits equal to employer matching contributions that would have been made for the participants under the Nationwide Savings Plan, or “NSP,” but for the Internal Revenue Code’s limitation on compensation that can be considered for deferrals to the NSP. Only executives of certain Nationwide companies, including NFS, earning in excess of the limit set forth in the Internal Revenue Code annually are eligible to participate in the NSDC Plan. Effective January 1, 2005, all individuals who were participants in the plan on December 31, 2004, became 100% vested in their benefit accounts. For all other participants, the benefits under the plan vest after five years of participation.

For purposes of the NSDC Plan, “covered compensation” refers to covered compensation as defined in “Nationwide Savings Plan” above, without the Internal Revenue Code limits and including, at the time of deferral, any compensation that would be deferred pursuant to an individual compensation agreement with any Nationwide company. We credit individual accounts under the NSDC Plan with deferral amounts and earnings or losses based on the net investment return on the participant’s choice of investment measures offered under the plan. No guaranteed or above-market earnings are available under this plan.

Potential Payments Upon Termination or Change of Control

We have entered into agreements with, and maintain plans that require us to provide compensation to our named executive officers upon a termination of employment or a change of control. The following narrative describes the payments and benefits the named executive officers could receive under these agreements and plans. The tables that follow reflect our estimate of the payments and benefits, to the extent allocable to us under the cost-sharing agreement, we would provide to each of our named executive officers under various termination scenarios or upon a change of control. Other than with respect to Mr. Jurgensen, the amounts shown in the tables assume that terminations of employment and, as applicable, the change of control, occurred on December 31, 2009.

Payments and benefits that are generally available to all salaried employees, and that do not discriminate in favor of the executive officers, such as group life insurance benefits and disability benefits, are not disclosed. Generally, the amounts shown are estimates and actual payments and benefits could be more or less than the amounts shown.

Payments Made Upon Standard Termination

General Termination Payments

Regardless of the manner in which an executive officer’s employment terminates, he or she is entitled to receive the following amounts, which are earned during employment:

•

vested amounts we or the executive officer contributed, plus related earnings under, the Nationwide Savings Plan, the Nationwide Individual Deferred Compensation Plan and the Nationwide Supplemental Defined Contribution Plan;

•	amounts accrued and vested through the Nationwide Retirement Plan, the Nationwide Excess Benefit Plan and the Nationwide Supplemental Retirement Plan; and

•	unused paid time off, up to specified limits and subject to certain limitations as specified within our paid time off plan.

Annual Incentive Awards

The effect of a termination of employment on certain executive officers’ annual incentives is controlled by the terms of either the SEIP, the PIP or the SIP, as applicable. Under these plans, unless otherwise provided by the NMIC human resources committee in connection with specified terminations of employment, we make a payment of an annual incentive only if, and to the extent, the executive officer has attained the performance goals with respect to the related performance period, and only if we employ the executive officer through the end of the performance period. However, in the event an executive officer’s employment terminates during the performance period due to death or disability, the executive officer or the executive officer’s estate will receive a portion or all of the incentive as the NMIC human resources committee determines. In the event an executive officer’s employment terminates during the performance period due to retirement or involuntary termination of the executive officer’s employment for our convenience, the executive officer will remain eligible to receive a portion of the incentive based on the amount of time the executive officer was employed during the performance period and the executive officer’s attainment of the performance goals for the performance period.

Nationwide Long-Term Performance Plan

GAAP ROE awards were granted under the LTPP, which include an opening bank balance and a new target award opportunity. If a termination of employment occurs prior to the last day of the performance period, other than a termination due to death, disability or retirement, an executive officer’s current-year target award opportunity will be forfeited. The opening bank balance is forfeited, subject to the exceptions set forth below. Because the termination payment tables that follow assume that the named executive officers worked through the performance period, we assumed that the executives earned the entire current-year award amounts for the year. Accordingly, the amounts shown in the tables relating to the LTPP, which reflect what would be paid following various termination scenarios, includes the opening bank balance and the current year award opportunity amounts, based on actual 2009 performance results, earned under the LTPP in 2009. The opening bank balance plus the current year 2009 award amounts constitute the award bank balance.

The exception to forfeiture of the award bank balance, after the initial payment equal to one-third of the award bank, applies if the executive officer has met the age and vesting requirements, which are determined in the same manner as vesting service is determined under the NRP, set forth in the table below. If met, the executive officer will receive three equal distributions of the vested portion of the award bank balance in the three years following the year in which the initial payment of one-third of the award bank balance occurs. If termination occurs on the last day of the performance period, as we have assumed for our tables, the executive officer would receive a payment equal to one-third of the award bank balance for the year. The remaining two thirds of the award bank balance, after applying the vesting percentage shown in the table below, would be paid in equal annual installments in the following three years.

Age	Under 55 at termination	Under 55 at termination	Under 55 at termination	Under 55 at termination	At or over 55 but under 62 at termination	At or over 55 but under 62 at termination	At or over 55 but under 62 at termination
Months of Vesting Service	120–179	180–239	240–299	300 or more	60–83	84–119	120 or more
Vested Portion	25%	35%	50%	100%	50%	70%	100%

The LTPP provides that, to the extent an executive officer’s award bank balance is less than $50,000 at any time a payment is made under the rules discussed above, other than for terminations of employment as the result of retirement or disability, the NMIC human resources committee may approve payment to the executive officer of the entire balance of his or her award bank.

In addition, beginning in 2009, 20% of the total long-term incentive target award for our executive officers is related to an equity growth measured using the change in equity over a three-year period. This amount will be fully payable at the end of each three year performance period. The first performance period ends December 31, 2011.

For a description of the retirement, death and disability provisions in the LTPP, see “Payments Made Upon Retirement” and “Payments Made Upon Death or Disability.”

Severance Payments and Benefits

We have adopted the Nationwide Severance Pay Plan, which provides for certain payments if an employee, including an executive officer, involuntarily leaves the company due to job elimination. The longer an executive officer works for us, the more the executive officer may be eligible to receive as severance pay benefits when the executive officer’s employment ends. In order to receive payment under the Nationwide Severance Pay Plan, if eligible, the executive officer must sign a severance and release agreement. We generally calculate severance pay as one week for each year of service, not to exceed twenty-five years of service, with a minimum of two weeks. Years of service used to calculate the severance payment includes all types of service with us, including service with affiliates and subsidiaries, calculated through the last date of employment.

Those named executive officers who do not have a severance agreement participate in the Nationwide Severance Pay Plan, which is generally available to all of our salaried employees.

The former compensation committee approved severance agreement guidelines applicable to our executive officers. The guidelines provide for severance benefits that may be available to executive officers in addition to the Nationwide Severance Pay Plan. The guidelines allow management to offer the following when negotiating severance agreements with executive officers:

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

Messrs. Thresher, Walker and Rasmussen have executive severance agreements that provide certain severance payments and benefits upon termination without cause or following a substantial reorganization. No amounts under Mr. Walker’s agreement are allocated to us. The following description of our named executive officers’ agreements and the amounts presented in the tables that follow are based on the terms of the agreements as they existed on December 31, 2009, and assume a termination of employment, and such triggering events as are contemplated by the executive severance agreements, occurred on December 31, 2009.

Under Mr. Thresher’s executive severance agreement that was in effect on December 31, 2009, upon a termination without cause or a resignation for good reason after a substantial reorganization of NMIC or NFS, respectively, the following payments and benefits would be provided.

•	a lump-sum cash payment equal to two times the annual base salary in effect immediately before the termination;

•

a lump-sum cash payment equal to the short-term incentive compensation that would have been earned pursuant to the PIP during the fiscal year in which the executive officer’s termination date occurs payable based on actual performance over the full year, but in all events not less than the executive officer’s target annual bonus in effect for the year;

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

•	a lump-sum cash payment equal to two times the executive officer’s LTEP target opportunity in effect for the year long-term incentive;

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

•

a lump-sum cash payment equal to the matching contributions that the Company would have made for the executive officer under the Nationwide Savings Plan and the Nationwide Supplemental Defined Contribution Plan during the severance period defined in the agreement, as if the executive officer’s contributions had continued in the same amount and at the same rate in effect immediately prior to the executive officer’s termination date;

•

service and age credits for the purpose of eligibility under the Company’s retiree medical plan, as if the executive officer had continued employment through the executive severance agreement’s specified severance period;

•	reimbursement for the cost of reasonable outplacement assistance services during the severance agreement’s specified severance period, not to exceed $11,000;

•	the right to retain certain computer and office equipment and furniture used at the executive officer’s home;

•	a lump-sum cash payment equal to the value of the financial counseling services that the Company provided annually to the executive officer immediately before the executive officer’s termination date;

•	vesting of outstanding options and restricted stock to the extent they would have vested on the next vesting date; and

•	amounts earned, accrued or owed but not paid and benefits owed under employee benefit plans and programs.

Mr. Thresher terminated his agreement with us and entered into an executive severance agreement with NMIC, effective January 1, 2010. This agreement with NMIC made the following changes to Mr. Thresher’s prior agreement:

•	Notice of Termination without Cause: The notice period for a termination of employment without cause was shortened from 60 days to 30 days.

•	Severance Amount: Severance payments attributable to incentive plans were changed as follows:

•

Annual Bonus: The severance amount will include a payment equal to two times annual bonus, to be calculated as the greater of (a) the bonus for the year of termination based on actual performance or (b) the target bonus in effect for the year of termination.

•	Long Term Incentive Award: The severance amount will include a payment equal to the target long-term incentive award opportunity for the year of termination.

•	Transition Services: Instead of separate payments for financial counseling and outplacement assistance, Mr. Thresher will receive a one time payment of $10,000 to cover transition expenses.

Under Mr. Rasmussen’s executive severance agreement, upon a termination by NMIC without cause or a resignation for good reason after a substantial reorganization of NMIC, the following payments and benefits would be provided.

•	a lump-sum cash payment equal to two times the annual base salary in effect immediately before the termination;

•

a lump-sum cash payment equal two times the short-term incentive compensation that would have been earned pursuant to the PIP during the fiscal year in which the executive officer’s termination date occurs payable based on actual performance over the full year, but in all events not less than the executive officer’s target annual bonus in effect for the year;

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

•	a lump-sum cash payment equal to the executive officer’s target opportunity in effect for the year long-term incentive;

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

•

a lump-sum cash payment equal to the matching contributions that the Company would have made for the executive officer under the Nationwide Savings Plan and the Nationwide Supplemental Defined Contribution Plan during the severance period defined in the agreement, as if the executive officer’s contributions had continued in the same amount and at the same rate in effect immediately prior to the executive officer’s termination date;

•

service and age credits for the purpose of eligibility under the Company’s retiree medical plan, as if the executive officer had continued employment through the executive severance agreement’s specified severance period;

•	reimbursement for the cost of reasonable outplacement assistance services during the severance agreement’s specified severance period, not to exceed $10,000;

•	the right to retain certain computer and office equipment and furniture used at the executive officer’s home; and

•	amounts earned, accrued or owed but not paid and benefits owed under employee benefit plans and programs.

Effective February 19, 2009, W.G. Jurgensen ceased service as our Chief Executive Officer. Mr. Jurgensen’s severance agreement provided that, upon a termination upon a termination without cause or a resignation for good reason after a substantial reorganization of NMIC or us, the following payments and benefits would be provided:

•	a lump-sum cash payment equal to three times the annual base salary in effect immediately before the termination date;

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

•

a lump-sum cash payment equal to the matching contributions that the Company would have made for the executive officer under the Nationwide Savings Plan and the Nationwide Supplemental Defined Contribution Plan during the severance period defined in the agreement, which is three years, as if the executive officer’s contributions had continued in the same amount and at the same rate in effect immediately prior to the executive officer’s termination date;

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

•

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

Payments Made Upon Retirement

If an executive officer retires, the executive officer will receive the entire award bank ending balance for the LTPP GAAP ROE portion in three equal annual distributions commencing in the year following the year in which the termination occurs. For the LTPP Growth Equity award, the executive officer will receive an amount equal to one third of his target incentive opportunity for equity growth multiplies by the performance score based on growth in equity during 2009. For purposes of LTPP awards, the retirement means a termination of employment on or after the date on which the executive officer has attained age fifty-five and completed 180 months of vesting service, as determined under the NRP.

The PIP provides that if an executive officer retires, the executive officer will receive his or her short-term incentive compensation earned during the fiscal year in which termination occurs. The short-term compensation payment is prorated to reflect services performed through the date of employment termination and is based on actual performance for the year.

Payments Made Upon Death or Disability

If an executive officer dies or becomes disabled, in addition to any applicable benefits listed in “Payments Made Upon Standard Termination,” the executive officer will receive benefits under our disability plan or payments under the Company’s life insurance plan, as appropriate. In addition, under the PIP, the executive officer will receive his or her short-term incentive compensation earned during the fiscal year in which the termination occurs. The short-term compensation payment is prorated to reflect services performed through the date of employment termination and is based on the actual performance for the year.

Under the LTPP, if an executive officer’s employment terminates due to death or disability, the LTPP provides for distribution of the bank balance in the manner described above under “Payments Made Upon Retirement” (except that in the case of death, distributions will be made to the executive officer’s beneficiary).

Payments Made Upon a Change of Control or Termination Upon or Following a Change of Control

The PIP and the LTPP do not provide for special treatment of awards upon a change in control.

Other Provisions

Other than as noted with regard to Messrs. Thresher, Rasmussen and Walker, the executive severance agreements for each are substantially similar. Each agreement contains material non-competition, non-solicitation and confidentiality provisions, which condition Nationwide’s promises to pay severance on the executive officer’s compliance with such provisions. The agreements also condition receipt of severance upon the execution of a binding release of NMIC, NFS and other related parties.

The following tables reflect our estimates of the payments and benefits our named executive officers would have received if a termination of employment or a change of control of NFS or NMIC had occurred on December 31, 2009, except that, in the case of Mr. Jurgensen, the table reflects what he actually received in connection with his February 19, 2009, resignation.

W. G. Jurgensen1

Benefits and payments upon termination	Voluntary termination	Termination without cause or for good reason following a substantial reorganization	For cause termination	Death or disability
Short-term incentives:
Annual Incentive	$—	$—	$—	$—
Long-term incentives:
Non-equity incentives	—	—	—	—
Benefits and perquisites:
Life insurance proceeds	—	—	—	—
Cash severance[2]	—	2,866,998	—	—
Miscellaneous perquisites	—	—	—	—

Total compensation	$—	$2,866,998	$—	$—

[1]	This table reflects actual amounts paid by us to Mr. Jurgensen upon his cessation of service as the Chief Executive Officer on February 19, 2009.

[2]

Represents actual amounts paid under Mr. Jurgenson’s executive severance agreement. Includes our contribution to lump-sum cash amounts equal to the sum of three times base salary; three times the matching amounts in the Nationwide Savings Plan and Nationwide Supplemental Defined Contribution Plan; the 2009 short-term incentive bonus; two times the 2009 LTPP award; three times the annual COBRA rate, grossed up for FICA and income taxes, in effect at the time of termination for Mr. Jurgensen and his family, as applicable; and cash in lieu of outplacement and financial planning services.

Mark R. Thresher

Benefits and payments upon termination	Voluntary termination	Termination without cause or for good reason following a substantial reorganization	For cause termination	Death or disability
Short-term incentives:
Annual Incentive	$859,950	$—	$—	$859,950
Long-term incentives:
Non-Equity Incentives[1]	1,028,133	245,272	—	2,056,266
Growth in Equity awards[2]	—	—	—	110,290
Benefits and perquisites:
Life insurance proceeds	—	—	—	3,000,000
Cash severance[3]	—	5,452,870	—	—
Miscellaneous perquisites	—	—	—	—

Total compensation	$1,888,083	$5,698,142	$—	$6,026,506

[1]

Reflects the amount Mr. Thresher would receive with respect to the GAAP ROE awards under the LTPP upon a termination of employment, except for cause, on December 31, 2009. Mr. Thresher would not have qualified for retirement under the LTPP, but would have been 25% vested. Accordingly, the amounts shown for a voluntary termination or a termination without cause or due to substantial reorganization assume a one-third distribution of the total award for 2009, which would have been paid in 2010, and 25% of the remainder of the 2009 award, which would have been paid in three equal annual installments commencing in 2011. The amounts shown for termination due to death, disability or retirement assume distribution of the total award for 2009 paid in three equal annual installments commencing in 2010. The “Termination without cause or for good reason following a substantial reorganization” column does not include the 2009 LTPP target award opportunities, as the severance agreement provides that the long-term incentive payment under the agreement is in lieu of the payment that would be made under the LTPP. The amounts were not reduced to their present value.

[2]

Reflects the amount Mr. Thresher would receive with respect to the Equity Growth awards under the LTPP upon a termination of employment for death, disability or retirement on December 31, 2009. Accordingly, the amounts shown assume a one-third distribution of the total award for 2009, which would have been paid in 2010. The amounts were not reduced to their present value.

[3]

Includes lump-sum cash amounts equal to the sum of two times base salary; two times the 2009 matching amounts in the Nationwide Savings Plan and Nationwide Supplemental Defined Contribution Plan; the 2009 short-term incentive bonus; two times the 2009 LTPP GAAP ROE target incentive opportunity; two times the 2009 LTPP Growth in Equity target incentive opportunity; two times the annual COBRA rate, grossed up for FICA and income taxes, in effect at the time of termination for Mr. Thresher and his family, if applicable; supplemental pension benefits; and cash in lieu of outplacement and financial planning services.

Kirt A. Walker1

Benefits and payments upon termination	Voluntary termination	Termination without cause or for good reason following a substantial reorganization	For cause termination	Death or disability
Short-term incentives:
Annual incentives	$—	$—	$—	$—
Long-term incentives:
Non-equity Incentives	—	—	—	—
Growth in Equity awards	—	—	—	—
Benefits and perquisites:
Life insurance proceeds	—	—	—	—
Cash severance	—	—	—	—

Total compensation	$—	$—		$—

[1]

Because Mr. Walker supported another business unit of NMIC, for the majority of 2009, none of the compensation he earned in 2009 was allocated to us or paid for by us pursuant to the cost sharing agreement discussed above. Consequently, there would have been no allocation to us for payments made to Mr. Walker as a result of any of the events listed in this table.

Timothy G. Frommeyer

Benefits and payments upon termination	Voluntary termination	Termination without cause or for good reason following a substantial reorganization	For cause termination	Death or disability
Short-term incentives:
Annual incentives	$275,000	$275,000	$—	$275,000
Long-term incentives:
Non-equity Incentives[1]	394,622	394,622	—	591,932
Growth in Equity awards[2]	—	—	—	34,408
Benefits and perquisites:
Life insurance proceeds	—	—	—	1,802,849
Cash severance[3]	—	321,800	—	—

Total compensation	$669,622	$991,422		$2,704,189

[1]

Reflects the amount Mr. Frommeyer would receive with respect to the GAAP ROE awards under the LTPP upon a termination of employment, except for cause, on December 31, 2009. Mr. Frommeyer would not have qualified for retirement under the LTPP, but would have been 50% vested. Accordingly, the amounts shown for a voluntary termination or a termination without cause or due to substantial reorganization assume a one-third distribution of the total award for 2009, which would have been paid in 2010, and 50% of the remainder of the 2009 award, which would have been paid in three equal annual installments commencing in 2011. The amounts shown for termination due to death, disability or retirement assume distribution of the total award for 2009 paid in three equal annual installments commencing in 2010. The amounts were not reduced to their present value.

[2]

Reflects an estimate of the amount Mr. Frommeyer would receive with respect to the Equity Growth awards under the LTPP upon a termination of employment for death or disability, on December 31, 2009. Accordingly, the amounts shown assume a one-third distribution of the total award for 2009, which would have been paid in 2010. The amounts were not reduced to their present value.

[3]

Includes an estimate of the amount we would pay under the severance plan guidelines for executives described above. For purposes of this table, we assumed a payment based on twelve months of base salary and $6,800 for outplacement services.

John L. Carter

Benefits and payments upon termination	Voluntary termination	Termination without cause or for good reason following a substantial reorganization	For cause termination	Death or disability
Short-term incentives:
Sales Incentive	$465,244	$465,244	$—	$465,244
Long-term incentives:
Non-equity Incentives[1]	152,757	152,757	—	458,272
Growth in Equity awards[2]	—	—	—	28,688
Benefits and perquisites:
Life insurance proceeds	—	—	—	2,758,630
Cash severance[3]	—	336,800		—

Total compensation	$618,001	$954,801	$—	$3,710,834

[1]

Reflects the amount Mr. Carter would receive with respect to the GAAP ROE awards under the LTPP upon a termination of employment, except for cause, on December 31, 2009. Mr. Carter would not have qualified for retirement under the LTPP and would have been 0% vested. Accordingly, the amounts shown for a voluntary termination or a termination without cause or due to substantial reorganization assume a one-third distribution of the total award for 2009, which would have been paid in 2010, and 0% of the remainder of the 2009 award. The amounts shown for termination due to death, disability or retirement assume distribution of the total award for 2009 paid in three equal annual installments commencing in 2010. The amounts were not reduced to their present value.

[2]

Reflects the amount Mr. Carter would receive with respect to the Equity Growth awards under the LTPP upon a termination of employment for death, disability or retirement, on December 31, 2009. Accordingly, the amounts shown assume a one-third distribution of the total award for 2009, which would have been paid in 2010. The amounts were not reduced to their present value.

[3]

Includes an estimate of the amount we would pay under the severance plan guidelines for executives described above. For purposes of this table, we assumed a payment based on twelve months of base salary and $6,800 for outplacement services.

Stephen S. Rasmussen

Benefits and payments upon termination	Voluntary termination	Termination without cause or for good reason following a substantial reorganization	For cause termination	Death or disability
Short-term incentives:
Annual incentive	$209,055	$—	$—	$209,055
Long-term incentives:
Non-equity Incentives[1]	1,028,780	140,354	—	1,028,780
Growth in Equity awards[2]	62,581	—	—	62,581
Benefits and perquisites:
Life insurance proceeds	—	—	—	3,000,000
Cash severance[3]	—	1,617,175	—	—
Miscellaneous perquisites	—	—	—	—

Total compensation	$1,300,416	$1,757,529	$—	$4,300,416

[1]

Reflects the amount Mr. Rasmussen would receive with respect to the GAAP ROE awards under the LTPP upon a termination of employment, except for cause, on December 31, 2009. Mr. Rasmussen would have qualified for retirement under the LTPP and would have been 100% vested. Accordingly, the amounts shown for a voluntary termination or a termination without cause or due to substantial reorganization assume a one-third distribution of the total award for 2009, which would have been paid in 2010, and 100% of the remainder of the 2009 award, which would have been paid in three equal annual installments commencing in 2011. The amounts shown for termination due to death, disability or retirement assume distribution of the total award for 2009 paid in three equal annual installments commencing in 2010. The “Termination without cause or termination due to a substantial reorganization” column does not include the 2009 annual incentive or LTPP target award opportunities, as the severance agreement provides that the annual and long-term incentive payment under the agreement is in lieu of the payment that would be made under the LTPP. The amounts were not reduced to their present value.

[2]

Reflects the amount Mr. Rasmussen would receive with respect to the Equity Growth awards under the LTPP upon a termination of employment for death, disability or retirement, on December 31, 2009. Accordingly, the amounts shown assume a one-third distribution of the total award for 2009, which would have been paid in 2010. The amounts were not reduced to their present value.

[3]

Includes lump-sum cash amounts equal to the sum of two times base salary; two times the 2009 matching amounts in the Nationwide Savings Plan and Nationwide Supplemental Defined Contribution Plan; two times the 2009 short-term incentive bonus; the 2009 LTPP GAAP ROE target award opportunity; two times the 2009 LTPP Growth in Equity target incentive opportunity; two times the annual COBRA rate, grossed up for FICA and income taxes, in effect at the time of termination for Mr. Rasmussen and his family; and cash for transition expenses.

Michael S. Spangler

Benefits and payments upon termination	Voluntary termination	Termination without cause or for good reason following a substantial reorganization	For cause termination	Death or disability
Short-term incentives:
Annual incentive	$480,000	$480,000	$—	$480,000
Long-term incentives:
Non-equity incentives[1]	93,696	93,696	—	281,088
Growth in Equity awards[2]	—	—	—	19,800
Benefits and perquisites:
Life insurance proceeds	—	—	—	1,484,615
Cash severance[3]	—	256,800	—	—

Total compensation	$573,696	$830,496	$—	$2,265,503

[1]

Reflects an estimate of the amount Mr. Spangler would receive with respect to the GAAP ROE awards under the LTPP upon a termination of employment, except for cause, on December 31, 2009. Mr. Spangler would not have qualified for retirement under the LTPP and would have been 0% vested. Accordingly, the amounts shown for a voluntary termination or a termination without cause or due to substantial reorganization assume a one-third distribution of the total award for 2009, which would have been paid in 2010, and 0% of the remainder of the 2009 award. The amounts shown for termination due to death, disability or retirement assume distribution of the total award for 2009 paid in three equal annual installments commencing in 2010. The amounts were not reduced to their present value.

[2]

Reflects the amount Mr. Spanger would receive with respect to the Equity Growth awards under the LTPP upon a termination of employment for death, disability or retirement, on December 31, 2009. Accordingly, the amounts shown assume a one-third distribution of the total award for 2009, which would have been paid in 2010. The amounts were not reduced to their present value.

[3]

Includes an estimate of the amount we would pay under the severance plan guidelines for executives described above. For purposes of this table, we assumed a payment based on twelve months of base salary and $6,800 for outplacement services.

Director Compensation for 2009

We do not separately compensate members of our board of directors who are also our employees or employees of our affiliates, for their service on our board of directors.

As of January 1, 2009, the former members of our board of directors resigned and three members of management were elected to serve as directors. As employees of NFS, these new directors receive no additional compensation for service on our board of directors.

Compensation Policies and Practices as they Relate to Risk Management

We believe that our compensation programs do not provide incentives for excessive risk taking and do not lead to risks that are reasonably likely to have a material adverse effect on the company.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership as of March 1, 2010, of the holders of our common stock. Our directors and executive officers do not beneficially own any of our common stock.

Common Stock

The following table sets forth the number of shares of our common stock owned by each person or entity known by us to be the beneficial owner of more than five percent of such common stock.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Nationwide Corporation 1 Nationwide Plaza Columbus, Ohio 43215	100 shares	100%

Securities Authorized for Issuance Under Equity Compensation Plans

Prior to January 1, 2009, we maintained two equity compensation plans, the Fourth Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan, or the “LTEP,” and the Amended and Restated Nationwide Financial Services, Inc. Stock Retainer Plan for Non-Employee Directors, or the “Stock Retainer Plan.” As a result of the merger among us, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., as of January 1, 2009, there are no longer securities available for issuance under these plans. With respect to the Stock Retainer Plan, there are no longer non-employee directors.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Person Transactions

License to Use Nationwide Name and Service Marks

We and certain of our subsidiaries have a license to use the “Nationwide” trade name and certain other service marks solely for the purpose of identifying and advertising our long-term savings and retirement business and related activities.

Nationwide Mutual Agents

NMIC allows us to distribute its variable annuity, fixed annuity and individual universal, variable and traditional life insurance products through NMIC agents.

See Note 17 to the audited consolidated financial statements included in the F pages of this report for a discussion of related party transactions.

Policies and Procedures for Review and Approval of Related Person Transactions

We have a written conflict of interests policy that is administered by the Office of Ethics and Business Practices. All executive officers and directors are subject to the policy, which is designed to cover related persons transactions with executive officers, directors and their immediate family members. The policy prohibits:

•	using any Nationwide affiliation for private or personal advantage;

•	any interest or association that interferes with independent exercise of judgment in the best interest of Nationwide; and

•	outside business activities that might interfere with loyalty to any Nationwide company.

We require our executive officers and directors to annually complete a conflict of interests certificate. This certificate requires the executive officers and directors to represent that they have read the conflict of interests policy and disclose any conflicts of interests. It also requires the completion of an outside business activities questionnaire. Each reported possible conflict of interest is reviewed by the Office of Ethics and Business Practices and addressed by appropriate action. The Office of Ethics and Business Practices submits an annual summary report covering each reported conflict of interest an executive officer or director reports and the disposition of each matter to the board of directors.

Independence Standards for Directors

Effective January 1, 2009, pursuant to the merger agreement among us, NMIC, Nationwide Corporation and NWM Merger Sub, Inc., the members of our board of directors resigned and three members of management were elected to the board—Messrs. Thresher, Fommeyer and Hilsheimer. At its meeting on February 20, 2009, our board of directors adopted the New York Stock Exchange’s definition of independence and terminated the independence standards for directors to which the former members of the board had been subject. Per the New York Stock Exchange’s definition, our board determined at the same meeting that none of its members are independent. In December 2009, Mr. Hilsheimer resigned from the board and the remaining board members elected Mr. Walker to fill the vacancy. At its meeting on February 23, 2010, our board determined that none of its members, including Mr. Walker, are independent.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services KPMG LLP rendered to us and our subsidiaries for the years ended December 31, 2009 and 2008.

Principal Accounting Fees and Services Table

	2009	2008
Audit fees	$7,142,845	$7,621,330
Audit related fees[1]	904,970	1,007,000
Tax fees[2]	184,000	197,200

Total fees	$8,231,815	$8,825,530

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

Types of Services and Audit Committee Pre-approval

There are four categories of services the independent registered public accounting firm may provide to us and our subsidiaries:

Audit Services

Audit services include activities that directly relate to the issuance of our independent registered public accounting firm’s report on the various legal entities that are audited within us and our subsidiaries. Each year, our independent registered public accounting firm submits to the NMIC audit committee a list of audit reports that will result from the annual audit. An audit fee is estimated and presented to the NMIC audit committee that specifically relates to these deliverables. The NMIC audit committee pre-approves both the services and related fees. The NMIC audit committee may provide such pre-approval at its meeting. Between meetings, as necessary, the chairman of the NMIC audit committee, to whom the NMIC audit committee delegated pre-approval authority, may provide the pre-approval. The chairman will update the full NMIC audit committee at the next NMIC audit committee meeting for any interim approvals that he or she granted. All requests or applications for services that our independent registered public accounting firm provides that are not contemplated by this annual pre-approval process, including requests to increase the budget for an approved service, will be submitted to the office of the Executive Vice President–Finance. The office of the Executive Vice President–Finance will confirm whether or not such services and/or budget is outside the scope of the annual pre-approved services and budget and will submit appropriate requests and applications to the NMIC audit committee for pre-approval. Our independent registered public accounting firm may not perform any audit services for us or our subsidiaries without the pre-approval of the NMIC audit committee.

Audit-Related Services

Audit related services include those activities that our independent registered public accounting firm performs that are indirectly related to our financial statement audits but are not required to enable our independent registered public accounting firm to form its opinion on those financial statements. Each year, our independent registered public accounting firm submits to the NMIC audit committee a list of audit-related reports, for example, Statement on Auditing Standards No. 70, Service Organizations, reports, that management has requested. Our independent registered public accounting firm estimates a fee related to these deliverables and presents the estimated fee to the NMIC audit committee. The NMIC audit committee pre-approves both the services and related fees. The NMIC audit committee may provide such specific pre-approval at its meeting. Between meetings, as necessary, the chairman of the NMIC audit committee, to whom the NMIC audit committee delegated pre-approval authority, may provide the pre-approval. The chairman will update the full NMIC audit committee at its next meeting of any interim approvals that he or she granted. All requests or applications for services that our independent registered public accounting firm provides that are not contemplated by this annual pre-approval process, including requests to increase the budget for an approved service, will be submitted to the office of the Executive Vice President–Finance. The office of the Executive Vice President–Finance will confirm whether or not such services and/or budget is outside the scope of the annual pre-approved services and budget and will submit appropriate requests and applications to the NMIC audit committee for pre-approval. Our independent registered public accounting firm may not perform any audit related services for us or any of our subsidiaries without the pre-approval of the NMIC audit committee.

Tax Services

Each year, our independent registered public accounting firm submits to the NMIC audit committee a list of tax services, for example, Internal Revenue Service examination assistance, that management has requested, if any. A fee related to these deliverables is estimated and presented to the NMIC audit committee. The NMIC audit committee pre-approves both the services and related fees. The NMIC audit committee may provide such specific pre-approval at its meeting. Between meetings, as necessary, the chairman of the NMIC audit committee, to whom the NMIC audit committee delegated pre-approval authority, may provide the pre-approval. The chairman will update the full NMIC audit committee at its next meeting of any interim approvals he or she granted. All requests or applications for services that our independent registered public accounting firm provides that are not contemplated by this annual pre-approval process, including requests to increase the budget for an approved service, will be submitted to the office of the Executive Vice President–Finance. The office of the Executive Vice President–Finance will confirm whether or not such services and/or budget is outside the scope of the annual pre-approved services and budget and will submit appropriate requests and applications to the NMIC audit committee for pre-approval. Our independent registered public accounting firm may not perform any tax work for us or any of our subsidiaries without the pre-approval of the NMIC audit committee.

Non-Audit Services

Each year, our independent registered public accounting firm will submit to the NMIC audit committee a list of non-audit services and reports, for example, an internal control letter not required by a regulatory body, that management has requested, if any. Our independent registered public accounting firm must estimate the fee related to these deliverables and present the estimate to the NMIC audit committee. The NMIC audit committee pre-approves both the services and related fees. The NMIC audit committee may provide such specific pre-approval at its meeting or, between meetings, as necessary, the chairman of the NMIC audit committee, to whom the NMIC audit committee delegated pre-approval authority, may provide such pre-approval. The chairman will update the full NMIC audit committee at its next meeting of any interim approvals that he or she granted. All requests or applications for services that our independent registered public accounting firm provides that are not contemplated by this annual pre-approval process, including requests to increase the budget for an approved service, will be submitted to the office of the Executive Vice President–Finance. The office of the Executive Vice President–Finance will confirm whether or not such services and/or budget is outside the scope of the annual pre-approved services and budget and will submit appropriate requests and applications to the NMIC audit committee for pre-approval. Our independent registered public accounting firm may not perform any non-audit services for us or any of our subsidiaries without the pre-approval of the NMIC audit committee.

The following is a list of services the independent registered public accounting firm may not provide to us:

•	bookkeeping or other services related to our accounting records or financial statements or that of its subsidiaries;

•	financial information systems design and implementation;

•	appraisal or valuation services, fairness opinions or contribution-in-kind reports;

•	actuarial services;

•	internal audit outsourcing services;

•	management functions or human resources;

•	broker or dealer, investment advisor or investment banking services;

•	legal services and expert services unrelated to the audit; and

•	any other service that the Public Company Accounting Oversight Board determines, by regulation, is not permissible.

The services that the independent registered public accounting firm provides as a sub-contractor to any of our vendors, for example, to any of our attorneys or consultants, or to a vendor of any of our subsidiaries, are subject to this policy and pre-approval process.

Monitoring and Reporting

For 2009, the NMIC audit committee periodically monitored the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services were within the parameters it pre-approved. The Executive Vice President–Finance tracked all fees paid to the independent registered public accounting firm for all services.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

/s/ Kirt A. Walker
Name: Kirt A. Walker
Title: President and Chief Operating Officer

March 1, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Nationwide Financial Services, Inc.:

We have audited Nationwide Financial Services, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting contained in Item 9A, Controls and Procedures, of the Company’s 2009 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Nationwide Financial Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nationwide Financial Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Columbus, Ohio
March 1, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Nationwide Financial Services, Inc.:

We have audited the accompanying consolidated balance sheets of Nationwide Financial Services, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Financial Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nationwide Financial Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the FASB, as of January 1, 2009.

/s/ KPMG LLP
Columbus, Ohio
March 1, 2010

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

(in millions)

	Years ended December 31,
	2009	2008	2007
Revenues:
Policy charges	$1,244.7	$1,340.5	$1,383.9
Premiums	488.8	417.7	432.7
Net investment income	2,015.1	1,971.3	2,276.7
Net realized investment gains (losses)	461.4	(403.5)	(47.5)
Other-than-temporary impairment losses (consisting of $992.1 of total other-than-temporary impairment losses, net of $417.5 recognized in other comprehensive income, for the year ended December 31, 2009)	(574.6)	(1,146.4)	(117.7)
Other income	449.1	528.0	600.8

Total revenues	4,084.5	2,707.6	4,528.9

Benefits and expenses:
Interest credited to policyholder accounts	1,140.0	1,210.5	1,342.0
Benefits and claims	824.0	875.4	682.9
Policyholder dividends	87.0	93.1	83.1
Amortization of deferred policy acquisition costs	465.6	691.6	382.1
Amortization of value of business acquired and other intangible assets	64.2	32.4	50.2
Interest expense	103.0	105.6	110.6
Debt extinguishment costs	—	—	10.2
Other operating expenses	1,038.6	1,139.2	1,118.3

Total benefits and expenses	3,722.4	4,147.8	3,779.4

Income (loss) from continuing operations before federal income tax expense (benefit)	362.1	(1,440.2)	749.5
Federal income tax expense (benefit)	64.1	(532.1)	190.7

Income (loss) from continuing operations	298.0	(908.1)	558.8
Discontinued operations, net of taxes	—	(13.2)	23.1
Cumulative effect of adoption of accounting principle, net of taxes	—	—	(6.0)

Net income (loss)	298.0	(921.3)	575.9
Less: Net loss attributable to noncontrolling interest	52.3	72.3	50.9

Net income (loss) attributable to NFS	$350.3	$(849.0)	$626.8

See accompanying notes to consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except for share and per share amounts)

	December 31,
	2009	2008
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturity securities (amortized cost $27,480.2 and $25,825.7)	$27,168.4	$23,069.7
Equity securities (cost $63.4 and $68.7)	67.1	60.7
Mortgage loans on real estate, net	7,085.9	7,888.2
Short-term investments, including amounts managed by a related party	1,161.4	3,055.0
Other investments	1,952.5	2,146.3

Total investments	37,435.3	36,219.9
Cash and cash equivalents	119.9	165.5
Accrued investment income	415.2	352.1
Deferred policy acquisition costs	3,983.1	4,523.8
Value of business acquired	276.9	334.0
Goodwill	246.5	246.5
Other assets	2,190.5	3,790.1
Separate account assets	57,845.8	48,840.7

Total assets	$102,513.2	$94,472.6

Liabilities and Shareholders’ Equity
Liabilities:
Future policy benefits and claims	$33,150.7	$35,720.0
Short-term debt	327.0	295.7
Long-term debt	1,727.0	1,725.9
Other liabilities	4,299.9	4,415.5
Separate account liabilities	57,845.8	48,840.7

Total liabilities	97,350.4	90,997.8

Shareholder’s equity:
Common stock ($0.01 par value; authorized – 100 and 0 shares; issued – 100 and 0 shares; outstanding – 100 and 0 shares)	—	—
Class A common stock ($0.01 par value; authorized – 0 and 750,000,000 shares; issued – 0 and 72,100,000 shares; outstanding – 0 and 46,300,000 shares)	—	0.7
Class B common stock ($0.01 par value; authorized – 0 and 750,000,000 shares; issued and outstanding – 0 and 91,800,000 shares)	—	1.0
Additional paid-in capital	1,824.8	1,807.1
Retained earnings	3,221.8	3,884.0
Accumulated other comprehensive loss	(234.4)	(1,370.8)
Treasury stock, at cost (0 and 25,800,000 shares)	—	(1,262.5)
Other, net	—	(1.3)

Total shareholder’s equity	4,812.2	3,058.2
Noncontrolling interest	350.6	416.6

Total equity	5,162.8	3,474.8

Total liabilities and equity	$102,513.2	$94,472.6

See accompanying notes to consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

(in millions)

	Common stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Other, net	Total shareholder’s equity	Non- controlling interest	Total equity
Balance as of December 31, 2006	$—	$0.7	$1.0	$1,688.5	$4,618.5	$31.9	$(716.3)	$(1.6)	$5,622.7	$447.0	$6,069.7
Cash dividends declared	—	—	—	—	(190.5)	—	—	—	(190.5)	—	(190.5)
Common shares repurchased under announced program	—	—	—	(1.6)	—	—	(511.4)	—	(513.0)	—	(513.0)
Stock options exercised	—	—	—	75.0	—	—	—	—	75.0	—	75.0
Nationwide Funds Group acquisition, net (see Note 2)	—	—	—	12.1	(202.5)	—	—	—	(190.4)	—	(190.4)
Member contributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	70.7	70.7
Other, net	—	—	—	8.4	0.7	—	(1.9)	0.2	7.4	0.8	8.2
Comprehensive income (loss):
Net income (loss)	—	—	—	—	626.8	—	—	—	626.8	(50.9)	575.9
Other comprehensive loss, net of taxes	—	—	—	—	—	(113.4)	—	—	(113.4)	—	(113.4)

Total comprehensive income (loss)									513.4	(50.9)	462.5

Balance as of December 31, 2007	—	0.7	1.0	1,782.4	4,853.0	(81.5)	(1,229.6)	(1.4)	5,324.6	467.6	5,792.2

Cash dividends declared	—	—	—	—	(120.0)	—	—	—	(120.0)	—	(120.0)
Common shares repurchased under announced program	—	—	—	—	—	—	(32.9)	—	(32.9)	—	(32.9)
Stock options exercised	—	—	—	14.4	—	—	—	—	14.4	—	14.4
Member contributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	23.0	23.0
Other, net	—	—	—	10.3	—	—	—	0.1	10.4	(1.7)	8.7
Comprehensive loss:
Net loss	—	—	—	—	(849.0)	—	—	—	(849.0)	(72.3)	(921.3)
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,289.3)	—	—	(1,289.3)	—	(1,289.3)

Total comprehensive loss									(2,138.3)	(72.3)	(2,210.6)

Balance as of December 31, 2008	—	0.7	1.0	1,807.1	3,884.0	(1,370.8)	(1,262.5)	(1.3)	3,058.2	416.6	3,474.8

Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	249.7	(249.7)	—	—	—	—	—
Retirement of shares (see Note 2)	—	(0.7)	(1.0)	1.4	(1,262.2)	—	1,262.5	—	—	—	—
Other, net	—	—	—	16.3	—	—	—	1.3	17.6	(13.7)	3.9
Comprehensive income (loss):
Net income (loss)	—	—	—	—	350.3	—	—	—	350.3	(52.3)	298.0
Other comprehensive income, net of taxes	—	—	—	—	—	1,386.1	—	—	1,386.1		1,386.1

Total comprehensive income (loss)									1,736.4	(52.3)	1,684.1

Balance as of December 31, 2009	$—	$—	$—	$1,824.8	$3,221.8	$(234.4)	$—	$—	$4,812.2	$350.6	$5,162.8

See accompanying notes to consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in millions)

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$298.0	$(921.3)	$575.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of subsidiary	—	—	(45.5)
Net realized investment (gains) losses	(461.4)	403.5	47.5
Other-than-temporary impairment losses	574.6	1,146.4	117.7
Interest credited to policyholder accounts	1,140.0	1,210.5	1,342.0
Capitalization of deferred policy acquisition costs	(513.0)	(587.6)	(631.3)
Amortization of deferred policy acquisition costs	465.6	691.6	382.1
Amortization and depreciation, excluding debt extinguishment costs	60.4	53.2	84.2
Debt extinguishment costs (non-cash)	—	—	10.2
Decrease (increase) in other assets	311.4	(767.1)	578.7
(Decrease) increase in policy and other liabilities	(1,942.2)	575.2	(182.1)
Decrease (increase) in derivative assets	582.3	(1,030.7)	(146.9)
Increase in derivative liabilities	57.0	153.9	96.4
Other, net	95.2	6.4	(2.7)

Net cash provided by operating activities	667.9	934.0	2,226.2

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	4,397.1	4,550.9	4,698.8
Proceeds from sale of securities available-for-sale	4,199.4	4,420.3	5,026.9
Proceeds from repayments or sales of mortgage loans on real estate	773.1	843.9	2,570.1
Cost of securities available-for-sale acquired	(10,402.8)	(8,644.3)	(8,946.4)
Cost of mortgage loans on real estate originated or acquired	(174.5)	(470.2)	(1,951.1)
Net decrease (increase) in short-term investments	1,893.6	(1,888.7)	1,042.0
Collateral (paid) received, net	(868.6)	592.2	(207.3)
Subsidiary sale	—	41.3	115.4
Subsidiary mergers and acquisitions	—	—	(319.2)
Other, net	142.9	80.7	24.9

Net cash (used in) provided by investing activities	(39.8)	(473.9)	2,054.1

Cash flows from financing activities:
Net increase (decrease) in short-term debt	31.3	(13.6)	224.1
Net proceeds from issuance of long-term debt	—	160.8	460.4
Principal payments on long-term debt	—	—	(300.0)
Cash dividends paid	—	(156.2)	(186.9)
Investment and universal life insurance product deposits and other additions	3,877.1	3,862.3	3,913.8
Investment and universal life insurance product withdrawals and other deductions	(5,301.4)	(5,305.9)	(8,101.8)
Common shares repurchased under announced program	—	(32.9)	(502.4)
Net increase in customer bank deposits	683.8	964.1	66.1
Other, net	35.5	153.2	135.9

Net cash used in financing activities	(673.7)	(368.2)	(4,290.8)

Net (decrease) increase in cash and cash equivalents	(45.6)	91.9	(10.5)
Cash and cash equivalents, beginning of period	165.5	73.6	84.1

Cash and cash equivalents, end of period	$119.9	$165.5	$73.6

See accompanying notes to consolidated financial statements.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

The Company is a leading provider of long-term savings and retirement products in the United States of America (U.S.). The Company develops and sells a diverse range of products including individual annuities, private and public sector group retirement plans, other investment products sold to institutions, life insurance and investment advisory services. The Company also provides a wide range of banking products and services through Nationwide Bank and mutual funds through Nationwide Funds Group (NFG) (see Note 2(q) for more information).

The Company sells its products through a diverse distribution network. Unaffiliated entities that sell the Company’s products to their own customer bases include independent broker-dealers, financial institutions, wirehouse and regional firms, pension plan administrators, and life insurance specialists. Representatives of the Company that market products directly to a customer base include Nationwide Retirement Solutions, Inc. (NRS), an indirect wholly-owned subsidiary; Nationwide Financial Network (NFN) producers; and NFG. The Company also distributes retirement savings products through the agency distribution force of its ultimate majority parent company, Nationwide Mutual Insurance Company (NMIC). The Company believes its broad range of competitive products, strong distributor relationships and diverse distribution network position it to compete effectively in the rapidly growing retirement savings market under various economic conditions.

On January 1, 2009, all of the outstanding shares of Class A common stock of NFS not owned by Nationwide Corporation were acquired for $52.25 per share in cash by Nationwide Corporation through a merger of the Company with NWM Merger Sub., Inc., a wholly-owned subsidiary of Nationwide Corporation. On that date, all 100 shares of NWM Merger Sub’s issued and outstanding common stock became the issued and outstanding common stock of NFS and all such shares are held by Nationwide Corporation. The newly issued and outstanding shares of common stock of NFS were recorded as an addition to common stock at a par value of $0.01 per share. Upon closing of the transaction, NFS retired its shares of Class A common stock, Class B common stock and treasury stock. In accordance with applicable accounting guidance, the previously existing balances of Class A common stock of $0.7 million and Class B common stock of $1.0 million were reclassified to additional paid-in capital. Additionally, the previously existing treasury stock balance of $1.26 billion was reclassified to retained earnings for the amount of excess of purchase price over par value and the par value was reclassified to additional paid-in capital.

On December 31, 2009, NLIC merged with its affiliate, Nationwide Life Insurance Company of America and its subsidiaries (NLICA), with NLIC as the surviving entity. In addition, NLIC’s subsidiary, Nationwide Life and Annuity Insurance Company (NLAIC), merged with a subsidiary of NLICA, Nationwide Life and Annuity Company of America (NLACA), effective as of December 31, 2009, with NLAIC as the surviving entity. The mergers were completed to streamline the enterprise’s capital structure and create operational efficiencies. The merger had no impact on the consolidated results of operations of NFS.

As of December 31, 2009 and 2008, the Company did not have a significant concentration of financial instruments in a single investee, industry or geographic region of the U.S. Also, the Company did not have a concentration of business transactions with a particular customer, lender, distribution source, market or geographic region of the U.S. in which business is conducted that makes it overly vulnerable to a single event which could cause a severe impact to the Company’s financial position.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The Company’s most critical estimates include those used to determine the following: the balance, recoverability and amortization of deferred policy acquisition costs (DAC); whether an available-for-sale security is other-than-temporarily impaired; valuation allowances for mortgage loans on real estate; valuation of derivatives; the liability for future policy benefits and claims, including the valuation of embedded derivatives resulting from living benefit contracts; and the federal income tax provision. Although some variability is inherent in these estimates, recorded amounts reflect management’s best estimates based on facts and circumstances as of the balance sheet date. Management believes the amounts provided are appropriate.

Certain items in the 2008 and 2007 consolidated financial statements and related notes have been reclassified to conform to the current presentation.

(a)	Consolidation Policy

The consolidated financial statements include the accounts of NFS and companies in which NFS directly or indirectly has a controlling financial interest. All significant intercompany balances and transactions were eliminated in consolidation.

(b)	Subsequent events

The Company evaluated subsequent events through the date the consolidated financial statements were filed with the SEC.

(c)	Valuation of Investments, Investment Income, Related Gains and Losses and Other-than-Temporary Impairment Evaluations

The Company is required to classify its fixed maturity securities and marketable equity securities as held-to-maturity, available-for-sale or trading. Trading assets may include any combination of fixed maturity securities and marketable equity securities. Trading assets are included in other investments on the consolidated balance sheet and stated at fair value, with changes in fair value recorded as a component of net realized investment gains and losses. All other fixed maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of adjustments to DAC, value of business acquired (VOBA), future policy benefits and claims, policyholder dividend obligation and deferred federal income taxes reported as a separate component of accumulated other comprehensive income (loss) (AOCI) in shareholder’s equity. The adjustments to DAC and VOBA represent the changes in amortization of DAC and VOBA that would have been required as a charge or credit to operations had such unrealized amounts been realized and allocated to the product lines. The adjustment to future policy benefits and claims represents the increase in policy reserves from using a discount rate that would have been required had such unrealized amounts been realized and the proceeds reinvested at then current market interest rates, which were lower than the then current effective portfolio rate. Net realized gains and losses on the sale of investments are determined using the specific identification method.

For fixed maturity and marketable equity securities for which market quotations are available, the Company generally uses independent pricing services to assist in determining the fair value measurement. For certain fixed maturity securities not priced by independent services (generally investment grade private placement securities without quoted market prices), an internally developed pricing model or “corporate pricing matrix” is most often used. The corporate pricing matrix is developed by obtaining private spreads versus the U.S. Treasury yield for corporate securities with varying weighted average lives and bond ratings. The weighted average life and bond rating of a particular fixed maturity security to be priced using the corporate matrix are important inputs into the model and are used to determine a corresponding spread that is added to the U.S. Treasury yield to create an estimated market yield for that bond. The estimated market yield and other relevant factors are then used to estimate the fair value of the particular fixed maturity security. The Company also utilized internal pricing processes, broker quotes and other pricing sources to assist in pricing certain securities or to validate modeled prices. See Note 4 for further information regarding these alternative pricing processes.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

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

Prior to 2009, an other-than-temporary impairment charge was taken when the Company did not have the ability and intent to hold the security until the forecasted recovery or if it was probable that the Company would not recover all contractual amounts when due. Many criteria were considered during this process including, but not limited to, specific credit issues and financial prospects related to the issuer, the quality of the underlying collateral, management’s intent and ability to hold the security until recovery, current economic conditions that could affect the creditworthiness of the issuer in the future, the current fair value as compared to the amortized cost of the security, the extent and duration of the unrealized loss, and the rating of the affected security. Other-than-temporary impairment losses result in a permanent reduction to the cost basis of the underlying investment equal to the difference between the estimated fair value of the security and its amortized cost.

The Company originates commercial and residential mortgage loans on real estate to customers throughout the U.S. Mortgage loans on real estate which are considered held for investment are carried at the unpaid principal balance less valuation allowances, while mortgage loans on real estate which are considered held for sale are carried at estimated fair value under the fair value option.

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

In addition to the valuation allowance on loan-specific reserves, the Company maintains an allowance not yet specifically identified by loan for probable losses inherent in the loan portfolio as of the balance sheet date. The valuation allowance for mortgage loans on real estate reflects management’s best estimate of probable credit losses, including losses incurred at the balance sheet date but not yet identified by specific loan. Management’s periodic evaluation of the adequacy of the allowance for losses is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Changes in the valuation allowance are recorded in net realized investment gains and losses, while loan-specific reserves are included in other-than-temporary impairment losses. Loans in default or in the process of foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans on real estate is included in net investment income in the period received. Interest income on mortgage loans is recognized over the life of the loan using the effective-yield method.

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

Impairment losses for other-than-temporary declines in the fair values of applicable investments are included in other-than-temporary impairment losses in the consolidated statements of income (loss).

(d)	Derivative Instruments

The Company uses derivative instruments in efforts to manage exposures and mitigate risks associated with interest rates, equities, foreign currency and credit. These derivative instruments primarily include interest rate swaps, futures contracts, credit default swaps, cross-currency swaps and other traditional swap agreements. Certain features embedded in the Company’s investment portfolio, equity-indexed life and annuity contracts and certain variable life and annuity contracts are derivatives requiring separate accounting under the provisions of FASB ASC 815-15 Embedded Derivatives. All derivative instruments are carried at fair value and are reflected as an asset or liability. See Note 5 for a discussion on the Company’s use of derivative instruments.

(e)	Revenues and Benefits

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

(f)	Cash and Cash Equivalents

Cash and cash equivalents consist of short-term highly liquid investments with original maturities of less than three months at the time of purchase. The Company carries cash and cash equivalents at cost, which approximates fair value.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(g)	Deferred Policy Acquisition Costs

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

For investment and universal life insurance products, the Company amortizes DAC with interest over the lives of the policies in relation to the present value of estimated gross profits from projected interest margins, asset fees, cost of insurance charges, administrative fees, surrender charges, and net realized investment gains and losses less policy benefits and policy maintenance expenses. The Company adjusts the DAC asset related to investment and universal life insurance products to reflect the impact of unrealized gains and losses on fixed maturity securities available-for-sale, as described in Note 2(c).

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

See Note 7 for a discussion of assumption changes that impacted DAC amortization and related balances for 2007, 2008 and 2009.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

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

(h)	Value of Business Acquired

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

Amortization of VOBA occurs with interest over the anticipated lives of the major lines of business to which it relates (initially ranging from 13 to 30 years) in relation to estimated gross profits, gross margins or premiums, as appropriate. If estimated gross profits, gross margins or premiums differ from expectations, the amortization of VOBA is adjusted on a retrospective or prospective basis, as appropriate. The VOBA asset related to investment products and universal life insurance products is adjusted annually for the impact of net unrealized gains and losses on securities available-for-sale had such gains and losses been realized and allocated to the product lines, as described in Note 2(c). The recoverability of VOBA is evaluated annually. If the evaluation indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business acquired, is insufficient to recover VOBA, the difference, if any, is charged to expense as accelerated amortization of VOBA.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(i)	Goodwill

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

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting units, including the method used to determine fair value; discount rates; expected levels of cash flows, revenues and earnings; and the selection of comparable companies used to develop market-based assumptions. The Company performed its annual impairment test as of June 30, 2009.

(j)	Closed Block

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(k)	Separate Accounts

Separate account assets and liabilities represent contractholders’ funds that have been legally segregated into accounts with specific investment objectives. Separate account assets are recorded at fair value and the Company primarily uses net asset value (NAV) to estimate the underlying fair value for certain mutual funds that do not have readily determinable fair values. The Company also uses market quotations to determine the underlying fair value of mutual funds when available. Investment income and realized investment gains or losses of these accounts accrue directly to the contractholders. The activity of the separate accounts is not reflected in the consolidated statements of income (loss) except for (1) the fees the Company receives, which are assessed on a daily or monthly basis and recognized as revenue when assessed and earned, and (2) the activity related to contract guarantees, which are riders to existing variable annuity contracts.

(l)	Future Policy Benefits and Claims

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

The Company’s liability for funding agreements to an unrelated third party trust related to the medium-term note (MTN) program equals the balance that accrues to the benefit of the contractholder, including interest credited. The funding agreements constitute insurance obligations and are considered annuity contracts under Ohio insurance laws.

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

(m)	Participating Business

Participating business, which refers to policies that participate in profits through policyholder dividends, represented approximately 4% of the Company’s life insurance in force in 2009 (5% in 2008 and 6% in 2007), 51% of the number of life insurance policies in force in 2009 (54% in 2008 and 56% in 2007) and 12% of life insurance statutory premiums in 2009 (12% in 2008 and 12% in 2007). The provision for policyholder dividends was based on then current dividend scales and has been included in future policy benefits and claims in the consolidated balance sheets.

(n)	Federal Income Taxes

The Company provides for federal income taxes based on amounts the Company believes it ultimately will owe. Inherent in the provision for federal income taxes are estimates regarding the deductibility of certain items and the realization of certain tax credits. In the event the ultimate deductibility of certain items or the realization of certain tax credits differs from estimates, the Company may be required to significantly change the provision for federal income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated statements of income (loss).

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

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

(o)	Reinsurance Ceded

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

(p)	Discontinued Operations

Effective March 31, 2007, the Company completed the sale of The 401(k) Company for $115.4 million in cash and recorded a $45.5 million gain, net of taxes. The 401(k) Company provides administrative and record-keeping services to employers in the private sector for use in Internal Revenue Code (IRC) Section 401(k) retirement programs. Since this sale represented the Company’s exit from the large plan 401(k) market, the results of operations of The 401(k) Company and the gain on sale are reflected as discontinued in the consolidated statements of income (loss).

During the quarter ended December 31, 2007, the Company committed to a plan of sale of its interest in TBG Insurance Services Corporation d/b/a TBG Financial (TBG Financial). Based on management’s determination that the carrying value of this business exceeded its estimated fair value (less estimated cost to sell), the Company recorded a $23.1 million loss, net of taxes. During 2008, the Company completed the sale of its interest in TBG Financial for $41.3 million in cash and potential additional consideration in the form of an earnout provision, resulting in the Company recording an additional loss of $13.2 million, net of taxes. TBG Financial is engaged in the distribution of COLI and BOLI products primarily to large companies. With completion of the sale of its interest in TBG Financial, NFS no longer engages in the distribution of COLI and BOLI products. However, NFS is continuing its manufacturing capabilities in this market. Accordingly, the results of operations of TBG Financial are reflected as discontinued in the consolidated statements of income (loss).

(q)	Nationwide Funds Group Acquisition

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(r)	Change in Accounting Principle

In April 2009, the FASB issued guidance under FASB ASC 320, Investments – Debt and Equity Securities (FASB Staff Position (FSP), FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). The Company adopted this guidance as of January 1, 2009. The adoption of this guidance resulted in a cumulative-effect adjustment of $249.7 million, net of taxes, as an adjustment to the opening balance of retained earnings with a corresponding adjustment to the opening balance of AOCI.

Historically, the Company accrued for legal costs associated with litigation defense and regulatory investigations by estimating the ultimate costs of such activity. Beginning April 1, 2007, the Company’s accrual for such legal expenses includes only the amount for services that have been provided but not yet paid. The Company believes the newly adopted accounting principle is preferable because it more accurately reflects expenses in the periods in which they are incurred. The Company continues to estimate and accrue the ultimate amounts it expects to pay for litigation and regulatory investigation loss contingencies. The Company has presented its consolidated financial statements and accompanying notes as applicable for all periods presented to retroactively apply the adoption of this change in accounting principle, which lowered net income by $1.2 million in 2007.

(s)	Summary of Impact of NFG Acquisition

The Company has presented its consolidated financial statements and accompanying notes as applicable for all years presented to reflect the NFG acquisition.

The following tables summarize the impact of the items described above for the year ended December 31, 2007:

(in millions)	NFG Acquisition
Net income	$44.9

(t)	Share-Based Payments

The following table summarizes share-based payment expense for the years ended December 31:

(in millions)	2009	2008	2007
Share-based payment expense	$3.9	$6.0	$9.4
Share-based payment expense, net of taxes	2.5	3.9	6.1

As part of the transaction with Nationwide Corporation (see Note 1), all outstanding stock options were cancelled on January 1, 2009 in exchange for $52.25 per option, less exercise price, for all options with an exercise price not in excess of $52.25. The total unrecognized share-based payment cost related to nonvested stock options of $2.5 million, net of taxes, was recognized on the merger date.

Deferred stock units (DSUs) were available through the Director Stock Retainer Plan for payment to non-management directors of all or a portion of their annual retainer. At the date of the merger transaction, there were approximately 41,000 DSUs outstanding. As part of the merger transaction, each DSU was cancelled and converted into the right to receive $52.25 in cash and credited to a deferral account for each director. The liability for the outstanding DSUs was transferred to NMIC and treated as a capital contribution in the first quarter of 2009 and will be paid in cash to the non-management directors in a future period.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(3)	Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, which amends FASB ASC 810, Consolidation. This guidance clarifies the scope of the decrease in the ownership provisions and applies to a subsidiary or group of assets that is a business or nonprofit activity, a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. This guidance would not be applied to sales of in-substance real estate. If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, or sales of in substance real estate, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in FASB ASC 810-10. This guidance also expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of FASB ASC 810-10. In addition to existing disclosures, this guidance requires for such a deconsolidation or derecognition additional disclosures regarding valuation techniques, the nature of continuing involvement with the subsidiary or entity acquiring the group of assets, and whether the transaction was with a related party or whether the former subsidiary or entity acquiring the group of assets will be a related party. The Company adopted this guidance effective December 31, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company. The guidance will be applied to prospective transactions, as is required.

In January 2010, the FASB issued ASU 2010-06, which amends FASB ASC 820, Fair Value Measurement and Disclosures. This guidance requires new disclosures and provides amendments to clarify existing disclosures. The new requirements include disclosing transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers and further disaggregating activity in Level 3 fair value measurements. The clarification of existing disclosure guidance includes further disaggregation of fair value measurement disclosures for each class of assets and liabilities and providing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance also includes conforming amendments to the guidance on employers’ disclosures about the postretirement benefit plan assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding the activity in Level 3 measurements, which shall be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company will adopt this guidance for the fiscal period beginning January 1, 2010, except for the new disclosure regarding the activity in level 3 measurements, which the Company will adopt for the fiscal period beginning January 1, 2011.

In September 2009 the FASB issued ASU 2009-12, which amends FASB ASC 820, Fair Value Measurements and Disclosures. This guidance applies to reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or nonrecurring basis but does not have a readily determinable fair value and has attributes of a investment company. For these investments, this update allows, as a practical expedient, the use of net asset value (NAV) as the basis to estimate fair value as long as it is not probable, as of the measurement date, that the investment will be sold and NAV is not the value that will be used in the sale. The NAV must be calculated consistent with the American Institute of Certified Public Accountants Audit and Accounting Guide, Investment Companies, which generally requires these investments to be measured at fair value. Additionally, the guidance provides updated disclosures for investments within its scope and notes that if the investor can redeem the investment with the investee on the measurement date at NAV, the investment should likely be classified as Level 2 in the fair value hierarchy. Investments that cannot be redeemed with the investee at NAV would generally be classified as Level 3 in the fair value hierarchy. If the investment is not redeemable with the investee on the measurement date, but will be at a future date, the length of time until the investment is redeemable should be considered in determining classification as Level 2 or 3. This guidance is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Company adopted this guidance effective December 31, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company. See the required disclosures and updated fair value hierarchy disclosed within Note 4.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

In August 2009 the FASB issued ASU 2009-05, which amends FASB ASC 820-10, Fair Value Measurements and Disclosures. This guidance clarifies how the fair value of a liability should be determined. It reiterates that fair value is the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. It notes that the liability should reflect the company’s nonperformance risk and should not reflect restrictions on the transfer of the liability. To determine the exit price, the guidance permits companies to look to the identical liability traded as an asset, similar liabilities traded as assets, or another valuation technique to measure the price the company would pay to transfer the liability. The Company adopted this guidance effective the reporting period ending December 31, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements of the company.

In June 2009, the FASB issued guidance under FASB ASC 105 Generally Accepted Accounting Principles (Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168)). This guidance establishes the FASB ASC as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC have become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSP, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. The Company adopted SFAS 168 effective September 30, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements but will alter the references to accounting literature within the consolidated financial statements.

In June 2009, the FASB issued guidance under FASB ASC 810, Consolidation (SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). In February 2010, this guidance was amended by ASU 2010-10, which defers the application of SFAS No. 167 for certain interests in an entity that has all of the attributes of an investment company, or for which it is industry practice to apply measurement principles for financial reporting that are consistent with those investment companies apply, or the entity is a registered money market fund. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities before the SFAS No. 167 amendments. ASU 2010-10 also clarifies other aspects of the SFAS No. 167 amendments. FASB ASC 810, Consolidation changes the consolidation guidance applicable to a variable interest entity (VIE). It also amends the guidance governing the determination of whether an entity is the VIE’s primary beneficiary (the reporting entity that must consolidate the VIE) by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include consideration of who has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessment of whether an enterprise is the primary beneficiary of a VIE. Before this guidance, FASB Interpretation No. 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This guidance also requires enhanced disclosures about an entity’s involvement with a VIE. This guidance is effective for fiscal and interim reporting periods beginning after November 15, 2009. The Company is in the process of determining the impact of adopting this guidance.

In June 2009, the FASB issued guidance under FASB ASC 860, Transfers and Servicing (SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140). This guidance eliminates the concept of a qualifying special-purpose entity (QSPE) and clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale and the unit of account eligible for sale accounting. Additionally, this guidance requires a transferor to initially measure and recognize all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale at fair value. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation in accordance with the applicable consolidation guidance. This guidance also establishes new requirements for reporting a transfer of a portion of a financial asset as a sale. This guidance requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the consolidated balance sheets. This guidance is effective for fiscal and interim reporting periods beginning after November 15, 2009. The Company adopted this guidance effective January 1, 2010. The guidance will be applied to prospective transactions, as is required.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

In May 2009, the FASB issued guidance under FASB ASC 855, Subsequent Events (SFAS No. 165, Subsequent Events). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted this guidance effective June 30, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company.

In April 2009, the FASB issued guidance under FASB ASC 320, Investments – Debt and Equity Securities FSP, FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This guidance is designed to create greater clarity and consistency in accounting for and presentation of impairment losses on debt securities. This guidance is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. As of the beginning of the interim period of adoption, this guidance requires a cumulative-effect adjustment to reclassify the non-credit component of previously recognized other-than-temporary impairment losses on debt securities from retained earnings to the beginning balance of AOCI. The Company adopted this guidance as of January 1, 2009. The adoption of this guidance resulted in a cumulative-effect adjustment of $249.7 million, net of taxes, as an adjustment to the opening balance of retained earnings with a corresponding adjustment to the opening balance of AOCI.

In April 2009, the FASB issued guidance under FASB ASC 820-10, Fair Value Measurements and Disclosures (FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This guidance provides guidelines for making fair value measurements more consistent with the principles presented in the previous standard SFAS No. 157, Fair Value Measurements. This guidance is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. The Company elected to early adopt this guidance as of January 1, 2009.

In December 2008, the FASB issued guidance under FASB ASC 715, Compensation – Retirement Benefits (FSP FAS 132R-1). This guidance amends previous SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefit, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The portion of this guidance related to the disclosures about plan assets is effective for fiscal years ending after December 15, 2009. This guidance will have no impact on the Company’s disclosures.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

In April 2008, the FASB issued guidance under FASB ASC 350-30, General Intangibles other than Goodwill (FSP FAS 142-3, Determination of the Useful Life of Intangible Assets). This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The amended factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142 are to be applied prospectively to intangible assets acquired after the effective date. The Company adopted this guidance effective January 1, 2009. On the date of adoption, there was no impact to the Company’s financial position or results of operations. The Company will apply this guidance prospectively to intangible assets acquired after January 1, 2009.

In March 2008, the FASB issued guidance under FASB ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133). This guidance amends and expands the disclosure requirements of previous SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about derivative instrument fair values and related gains and losses, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance effective January 1, 2009. See Note 5 for required disclosures.

In February 2008, the FASB issued guidance under FASB ASC 820, Fair Value Measurements and Disclosures (FSP FAS 157-2, Effective Date of FASB Statement No. 157). This guidance delayed the effective date of SFAS 157 for nonfinancial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. FASB ASC 820 applies to nonfinancial assets and liabilities, except for items recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually), and is effective upon issuance. The Company adopted this guidance effective January 1, 2009. On the date of adoption, there was no impact to the Company’s financial position or results of operations.

In December 2007, the FASB issued guidance under FASB ASC 805, Business Combinations (SFAS No. 141 (revised 2007), Business Combinations, which replaced SFAS No. 141, Business Combinations). The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about a business combination and its effects. Accordingly, this guidance establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies to all transactions or other events in which an entity obtains control of one or more businesses and retains the fundamental requirements in the previous standard that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. This guidance is applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The Company adopted this guidance effective January 1, 2009. The Company will apply this guidance prospectively to any business combination on or after January 1, 2009.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

In April 2009, the FASB issued guidance under FASB ASC 805-20, Business Combinations – Identifiable Assets and Liabilities, and Any Noncontrolling Interest (FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies). This guidance amends previous business combination guidance related to contingencies. First, this guidance requires the acquirer to recognize the contingency at fair value, at the acquisition date, if the acquisition-date fair value of that asset or liability can be determined during the measurement period. Second, if the first criteria is not applicable as the fair value of the asset or liability cannot be determined during the measurement period, then the contingency shall be recognized if both (a) information available before the end of the measurement period indicates it is probable an asset existed or a liability had been incurred at the acquisition date and (b) the amount of the asset or liability can be reasonably estimated. If neither of these acquisition date recognition criterion apply, the acquirer shall not recognize an asset or liability as of the acquisition date. In periods after the acquisition date, the acquirer shall account for an asset or a liability arising from a contingency that does not meet the recognition criteria at the acquisition date in accordance with other applicable GAAP, including FASB ASC 450, Contingencies, as appropriate. The Company applied this guidance prospectively to business combination on or after January 1, 2009.

In December 2007, the FASB issued guidance under FASB ASC 810, Consolidation, (SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51). The objective of this guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance also amends certain consolidation procedures prescribed by previous Accounting Research Bulletin No. 51, Consolidated Financial Statement. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this guidance effective January 1, 2009. The required presentation of noncontrolling interests is reflected in the consolidated financial statements. As a result of adoption, the Company reclassified $416.6 million from other liabilities to equity as of December 31, 2008, representing the noncontrolling interest of low-income-housing tax credit funds (LIHTC Funds). See Note 20 for further discussion on the LIHTC Funds. The accounting requirements of this guidance will be applied to any transactions involving noncontrolling interests on or after January 1, 2009.

In September 2005, the FASB issued guidance under FASB ASC 944-30, Financial Services – Insurance – Acquisition Costs (Statement of Position No. 05-1). This guidance provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FASB ASC 944, Financial Services – Insurance. This guidance defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs as a result of the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a new feature or coverage within a contract. This guidance was effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Retrospective application of this guidance to previously issued financial statements was not permitted. Initial application was required as of the beginning of an entity’s fiscal year. The Company adopted this guidance effective January 1, 2007, which resulted in a $6.0 million charge, net of taxes, as the cumulative effect of adoption of this accounting principle.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(4)	Fair Value Measurements

Fair Value Option

Effective January 1, 2008, the Company elected fair value treatment for commercial mortgage loans held for sale. Accordingly, the Company now records in earnings all market fluctuations associated with this portfolio. The Company previously recorded such loans at the lower of cost or market value. Balances for these loans are measured at fair value prospectively with unrealized gains and losses included as a component of net realized investment gains and losses. The Company will assess the fair value option election for newly acquired financial assets or liabilities on a prospective basis. The fair value election is an irreversible election.

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

For certain residential mortgage-backed securities backed by sub-prime and Alt-A collateral, which are included in Level 3 financial assets, the Company utilizes internal pricing models to assist in determining the estimated fair values. As of December 31, 2008, these investments were priced solely with the assistance of independent pricing services. As a result of continued low levels of activity in these markets during 2009, management believes that prices are no longer representative of the investments’ fair value, which is the price that would be received upon the sale of the investment in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. The Company believes that a weighting of internal pricing models and independent pricing services represents a better estimate of the investments’ fair value and complies with FASB ASC 820, Fair Value Measurements and Disclosures.

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

December 31, 2009, 2008 and 2007

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

As of December 31, 2009, 71% of the prices of fixed maturity securities were valued with the assistance of independent pricing services, 12% were valued with the assistance of the Company’s internal pricing processes, 10% were valued with the assistance of the Company’s pricing matrices, 5% were valued with the assistance of broker quotes and 2% were valued from other sources compared to 80%, 4%, 11%, 4% and 1%, respectively, as of December 31, 2008.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

The Company uses NAV to estimate the underlying fair value for certain mutual funds that do not have readily determinable fair values included in separate account assets.

All but one of these mutual funds are included in Level 2 and had fair values totaling $44.00 billion as of December 31, 2009. See the following paragraph for discussion of the mutual fund considered Level 3. These funds have no unfunded commitments or restrictions and the Company always has the ability to redeem the separate account investment in these funds with the investee at NAV daily. These mutual funds are primarily invested in domestic and international equity funds.

The Company’s separate account assets include an investment in a mutual fund that may not be redeemed until a seven year guarantee period expires in 2016; however, NAV has been used to estimate the fair value of this investment as a practical expedient. This fund has no unfunded commitments or other restrictions. The investment strategy of this fund is to build a portfolio where the assets shall be sufficient to achieve a target portfolio value by the end of the seven year guarantee period. The Company’s portion of the net asset value of this fund reported in separate account assets was $975.9 million as of December 31, 2009 and is included in Level 3.

Since separate account assets include mutual fund investments not directed by the Company, the contractholders have the ability to select and change investment categories, which may result in the underlying mutual funds being purchased and sold in the future.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

(in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$764.8	$4.4	$1.6	$770.8
Obligations of states and political subdivisions	—	590.8	—	590.8
Debt securities issued by foreign governments	—	75.1	—	75.1
Corporate securities	1.8	14,556.9	1,405.9	15,964.6
Residential mortgage-backed securities	2,075.4	3,650.3	2,067.3	7,793.0
Commercial mortgage-backed securities	—	688.4	457.9	1,146.3
Collateralized debt obligations	—	131.5	240.5	372.0
Other asset-backed securities	—	288.5	167.3	455.8

Total fixed maturity securities	2,842.0	19,985.9	4,340.5	27,168.4
Equity securities	12.6	32.3	22.2	67.1

Total securities available-for-sale	2,854.6	20,018.2	4,362.7	27,235.5
Trading assets	—	8.9	26.9	35.8
Mortgage loans held for sale[1]	—	—	47.9	47.9
Short-term investments	68.0	1,093.4	—	1,161.4

Total investments	2,922.6	21,120.5	4,437.5	28,480.6
Cash and cash equivalents	119.9	—	—	119.9
Derivative assets[2]	—	497.5	331.2	828.7
Separate account assets[3,5]	11,607.8	44,610.5	1,627.5	57,845.8

Total assets	$14,650.3	$66,228.5	$6,396.2	$87,275.0

Liabilities
Future policy benefits and claims[4]	$—	$—	$(310.9)	$(310.9)
Derivative liabilities[2]	(10.3)	(404.0)	(1.5)	(415.8)

Total liabilities	$(10.3)	$(404.0)	$(312.4)	$(726.7)

[1]	Elected to be carried at fair value.

[2]	Comprised of interest rate swaps, cross-currency swaps, credit default swaps, other non-hedging derivative instruments, equity option contracts and interest rate futures contracts.

[3]	Comprised of public, privately registered and non-registered mutual funds and investments in securities.

[4]

Related to embedded derivatives associated with living benefit contracts. The Company’s guaranteed minimum accumulation benefits (GMABs), guaranteed lifetime withdrawal benefits (GLWBs) and hybrid GMABs/GLWBs are considered embedded derivatives requiring the related liabilities to be separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings. This balance also includes embedded derivatives associated with fixed equity-indexed annuities (EIA) of $45.0 million that provide for interest earnings that are linked to the performance of specified equity market indices.

[5]	The fair value of separate account liabilities is set to equal the fair value of separate account assets.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

(in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments:
Securities available-for-sale:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$627.3	$4.3	$1.9	$633.5
Obligations of states and political subdivisions	—	262.4	—	262.4
Debt securities issued by foreign governments	—	55.5	—	55.5
Corporate securities	2.0	11,263.6	1,330.1	12,595.7
Residential mortgage-backed securities	1,775.5	2,723.2	3,099.2	7,597.9
Commercial mortgage-backed securities	—	752.2	263.4	1,015.6
Collateralized debt obligations	—	73.0	250.4	323.4
Other asset-backed securities	—	473.9	111.8	585.7

Total fixed maturity securities	2,404.8	15,608.1	5,056.8	23,069.7
Equity securities	1.4	34.9	24.4	60.7

Total securities available-for-sale	2,406.2	15,643.0	5,081.2	23,130.4
Trading assets	0.2	21.7	44.2	66.1
Mortgage loans held for sale[1]	—	—	124.5	124.5
Short-term investments	165.4	2,889.6	—	3,055.0

Total investments	2,571.8	18,554.3	5,249.9	26,376.0
Cash and cash equivalents	165.5	—	—	165.5
Derivative assets[2]	—	708.5	597.6	1,306.1
Separate account assets[3,5]	9,975.7	36,723.2	2,141.8	48,840.7

Total assets	$12,713.0	$55,986.0	$7,989.3	$76,688.3

Liabilities
Future policy benefits and claims[4]	$—	$—	$(1,739.7)	$(1,739.7)
Derivative liabilities[2]	(6.0)	(385.9)	(4.2)	(396.1)

Total liabilities	$(6.0)	$(385.9)	$(1,743.9)	$(2,135.8)

[1]	Elected to be carried at fair value.

[2]	Comprised of interest rate swaps, cross-currency swaps, credit default swaps, other non-hedging derivative instruments, equity option contracts and interest rate futures contracts.

[3]	Comprised of public, privately registered and non-registered mutual funds and investments in securities.

[4]

Related to embedded derivatives associated with living benefit contracts. The Company’s guaranteed minimum accumulation benefits (GMABs), guaranteed lifetime withdrawal benefits (GLWBs) and hybrid GMABs/GLWBs are considered embedded derivatives requiring the related liabilities to be separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings. This balance also includes embedded derivatives associated with fixed equity-indexed annuities (EIA) of $41.7 million that provide for interest earnings that are linked to the performance of specified equity market indices.

[5]	The fair value of separate account liabilities is set to equal the fair value of separate account assets.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table summarizes financial instruments for which the Company used significant unobservable inputs (Level 3) to determine fair value measurements for the year ended December 31, 2009:

		Net investment gains (losses)						Change in unrealized gains (losses) in earnings due to assets still held
(in millions)	Balance as of December 31, 2008	In earnings (realized and unrealized)[1]	In OCI (unrealized)[2]	Purchases, issuances, sales and settlements	Transfers in to Level 3	Transfers out of Level 3	Balance as of December 31, 2009
Assets
Investments:
Securities available-for-sale[3]:
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1.9	$—	$(0.2)	$(0.1)	$—	$—	$1.6	$—
Corporate securities	1,330.1	(80.3)	261.3	(400.9)	487.1	(191.4)	1,405.9	—
Residential mortgage-backed securities	3,099.2	(111.0)	394.8	(444.8)	0.9	(871.8)	2,067.3	—
Commercial mortgage-backed securities	263.4	(20.3)	147.4	(7.1)	138.4	(63.9)	457.9	—
Collateralized debt obligations	250.4	(53.0)	77.1	(18.2)	—	(15.8)	240.5	—
Other asset-backed securities	111.8	(16.5)	43.5	(11.9)	48.6	(8.2)	167.3	—

Total fixed maturity securities	5,056.8	(281.1)	923.9	(883.0)	675.0	(1,151.1)	4,340.5	—
Equity securities	24.4	1.4	0.7	12.0	—	(16.3)	22.2	—

Total securities available-for-sale	5,081.2	(279.7)	924.6	(871.0)	675.0	(1,167.4)	4,362.7	—
Trading assets	44.2	(5.1)	—	(15.9)	3.7	—	26.9	2.2
Mortgage loans held for sale	124.5	(7.6)	—	(69.0)	—	—	47.9	(2.8)

Total investments	5,249.9	(292.4)	924.6	(955.9)	678.7	(1,167.4)	4,437.5	(0.6)
Derivative assets	597.6	(311.5)	(12.0)	57.1	—	—	331.2	(309.5)
Separate account assets[4,6]	2,141.8	(646.7)	—	400.0	14.7	(282.3)	1,627.5	217.7

Total assets	$7,989.3	$(1,250.6)	$912.6	$(498.8)	$693.4	$(1,449.7)	$6,396.2	$(92.4)

Liabilities
Future policy benefits and claims[5]	$(1,739.7)	$1,437.7	$—	$(8.9)	$—	$—	$(310.9)	$1,437.7
Derivative liabilities	(4.2)	2.7	—	—	—	—	(1.5)	2.7

Total liabilities	$(1,743.9)	$1,440.4	$—	$(8.9)	$—	$—	$(312.4)	$1,440.4

[1]

Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments. The net unrealized gain on separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[2]	Includes changes in market value of certain instruments.

[3]

Includes certain collateralized mortgage obligations, residential mortgage-backed securities, commercial mortgage-backed securities, other ABSs, certain broker or internally priced securities, and securities that are at or near default based on ratings assigned by the National Association of Insurance Commissioners (NAIC) (see Note 6 for a discussion of NAIC designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

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

December 31, 2009, 2008 and 2007

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

December 31, 2009, 2008 and 2007

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
Assets
Investments:
Securities available-for-sale[3]:
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1.6	$—	$0.4	$(0.1)	$—	$—	$1.9	$—
Corporate securities	1,520.2	(189.4)	(252.1)	(384.1)	901.4	(265.9)	1,330.1	—
Residential mortgage-backed securities	195.5	(437.7)	(723.6)	(410.0)	4,493.5	(18.5)	3,099.2	—
Commercial mortgage-backed securities	87.6	(12.4)	(306.9)	175.0	383.6	(63.5)	263.4	—
Collateralized debt obligations	532.6	(285.5)	(96.5)	13.1	118.5	(31.8)	250.4	—
Other asset-backed securities	122.3	(13.7)	(39.9)	(42.9)	133.9	(47.9)	111.8	—

Total fixed maturity securities	2,459.8	(938.7)	(1,418.6)	(649.0)	6,030.9	(427.6)	5,056.8	—
Equity securities	1.4	(54.0)	(9.9)	28.8	58.1	—	24.4	—

Total securities available-for-sale	2,461.2	(992.7)	(1,428.5)	(620.2)	6,089.0	(427.6)	5,081.2	—
Trading assets	15.4	(18.6)	—	40.7	6.7	—	44.2	(18.6)
Mortgage loans held for sale	86.1	(49.3)	—	87.7	—	—	124.5	(49.3)
Short-term investments	476.7	—	—	—	—	(476.7)	—	—

Total investments	3,039.4	(1,060.6)	(1,428.5)	(491.8)	6,095.7	(904.3)	5,249.9	(67.9)
Derivative assets	166.6	405.4	4.4	21.2	—	—	597.6	394.0
Separate account assets[4,6]	2,258.6	305.9	—	511.4	23.9	(958.0)	2,141.8	329.7

Total assets	$5,464.6	$(349.3)	$(1,424.1)	$40.8	$6,119.6	$(1,862.3)	$7,989.3	$655.8

Liabilities
Future policy benefits and claims[5]	$(128.9)	$(1,602.1)	$—	$(8.7)	$—	$—	$(1,739.7)	$(1,602.1)
Derivative liabilities	(16.3)	3.9	—	8.2	—	—	(4.2)	12.0

Total liabilities	$(145.2)	$(1,598.2)	$—	$(0.5)	$—	$—	$(1,743.9)	$(1,590.1)

[1]

Includes gains and losses on sales of financial instruments, changes in market value of certain instruments and other-than-temporary impairments. The net unrealized loss on separate account assets is attributable to contractholders and, therefore, is not included in the Company’s earnings.

[2]	Includes changes in market value of certain instruments.

[3]

Includes certain collateralized mortgage obligations, residential mortgage-backed securities, commercial mortgage-backed securities, other ABSs, certain broker or internally priced securities and securities that are at or near default based on ratings assigned by the NAIC (see Note 6 for a discussion of NAIC designations). Equity securities represent holdings in non-registered mutual funds with significant unobservable inputs.

[4]

Comprised of non-registered mutual funds with significant unobservable and/or liquidity restrictions. The net unrealized investment loss on these non-registered mutual funds is attributable to contractholders and, therefore, is not included in the Company’s earnings.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

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

Transfers

The Company reviews its fair value hierarchy classifications quarterly. Changes in observability of significant valuation inputs identified during these reviews may trigger reclassification of fair value hierarchy levels of financial assets and liabilities. Reclassifications in/out of Level 3 are reported as transfers at the beginning of the period in which the change occurs. During 2008, the Company’s investments in residential mortgage-backed securities backed by prime collateral were classified as Level 3 financial assets because of their inactive markets and resulting illiquidity. As of December 31, 2009, these securities are no longer considered inactive due to increased trading volume and market activity and as a result were transferred out of Level 3. In addition, the Company was able to gain additional observable valuation inputs in the pricing of certain corporate securities, residential mortgage-backed securities and commercial mortgage-backed securities, which led to transferring these securities out of Level 3.

Additionally, certain corporate securities and commercial mortgage-backed securities had significant changes in key valuation inputs, which led to transfers into Level 3, primarily related to ratings downgrades and changes in pricing sources.

Fair Value on a Nonrecurring Basis

In 2009, certain mortgage loans on real estate held for investment were measured at the estimated fair value of the collateral on a non-recurring basis in periods subsequent to initial recognition due to these loans having specific reserves applied to them during the period. The application of these specific reserves adjusts the amortized cost basis of the loan to the estimated fair value of the collateral. The estimated fair value of the collateral supporting these loans was $154.8 million when the specific reserves were recorded.

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

December 31, 2009, 2008 and 2007

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

The following table summarizes the carrying values and estimated fair values of financial instruments subject to disclosure requirements as of December 31:

	2009		2008
(in millions)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments:
Mortgage loans on real estate, net	$7,038.0	$6,206.1	$7,763.7	$6,963.7
Policy loans	1,050.4	1,050.4	1,095.6	1,095.6
Customer bank loans	675.6	684.0	470.4	483.5

Liabilities
Customer bank deposits	(2,447.3)	(2,459.2)	(1,763.5)	(1,779.8)
Investment contracts	(18,723.8)	(18,315.5)	(20,093.2)	(19,621.5)
Short-term debt	(327.0)	(327.0)	(295.7)	(295.7)
Long-term debt	(1,727.0)	(1,619.0)	(1,725.9)	(1,336.5)

(5)	Derivative Financial Instruments

Qualitative Disclosures

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value. The accounting for changes in the fair value (e.g., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.

For derivative instruments that are designated and qualify as a cash flow hedge (e.g., hedging the exposure to variability in expected future cash flows that is attributable to interest rate risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction impacts earnings (e.g., interest income on a floating rate asset). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (ineffectiveness), or components of fair value that are excluded from the assessment of effectiveness, are recognized in the consolidated statements of income (loss) during the period.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

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

The Company’s derivative activities primarily are with financial institutions and corporations. In order to minimize credit risk, the Company enters into master netting agreements, which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon occurrence of certain events. In addition, the Company attempts to reduce credit risk by obtaining collateral from counterparties. The determination of the need for and the levels of collateral vary based on an assessment of the credit risk of the counterparty. Generally, the Company accepts collateral in the form of cash, U.S. Treasury securities and other marketable securities.

As of December 31, 2009 and 2008, the Company had received $532.4 million and $1.02 billion, respectively, of cash for derivative collateral, which is in turn invested in short-term investments. The Company also held $32.3 million and $35.4 million of securities as off-balance sheet collateral on derivative transactions as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the Company had pledged fixed maturity securities with a fair value of $55.6 million and $24.5 million, respectively, as collateral to various derivative counterparties. There are no contingent features associated with the Company’s derivative instruments which would require additional collateral to be pledged to counterparties.

The Company periodically evaluates the risks within the derivative portfolios due to credit exposure. When evaluating this risk, the Company considers several factors which include, but are not limited to, the counterparty risk associated with derivative receivables, the Company’s own credit as it relates to derivative payables, the collateral thresholds associated with each counterparty, and changes in relevant market data in order to gain insight into the probability of default by the counterparty. In addition, the effect that the Company’s exposure to credit risk could have on the effectiveness of the Company’s hedging relationships is considered. As of December 31, 2009, the impact of the exposure to credit risk on both the fair value measurement of derivative assets and liabilities and the effectiveness of the Company’s hedging relationships was immaterial.

The Company is exposed to certain other risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk, foreign currency exchange risk, equity risk and credit risk.

Derivatives Qualifying for Hedge Accounting – Interest Rate Risk Management

The Company periodically purchases variable rate investments (e.g., commercial mortgage loans and corporate bonds). As a result, the Company is exposed to variability in cash flows and investment income due to changes in interest rates. Such variability poses risks to the Company when the investments are funded with fixed rate liabilities. In an effort to manage this risk, the Company may enter into receive fixed/pay variable interest rate swaps.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The Company periodically participates in a MTN program. Under this program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. The proceeds from these funding agreements are generally used to purchase fixed rate assets (generally available-for-sale corporate bonds, available-for-sale private placement bonds or held for investment commercial mortgage loans). In a rising interest rate environment, the Company is exposed to narrowing margins as interest expense will increase while interest income remains constant. To manage this risk, the Company has entered into pay fixed/receive variable interest rate swaps. The interest rate swap agreement utilized by the Company effectively modifies its exposure to interest rate risk by converting the Company’s floating rate funding agreements associated with the MTN program to a fixed rate, thus reducing the impact of interest rate changes on future interest expense. These interest rate swaps are designated as hedging instruments in cash flow hedging relationships.

Derivatives Qualifying for Hedge Accounting – Foreign Currency Risk Management

The Company purchases foreign-denominated fixed rate assets and the associated investment income is exposed to changes in the exchange rates of the foreign currencies. To manage this risk, the Company has entered into pay fixed foreign currency/receive fixed U.S. dollar cross-currency swaps. As foreign exchange rates change, the increase or decrease in the cash flows of the derivative instrument will offset the changes in the functional-currency equivalent cash flows of the asset. These cross-currency swaps are designated as hedging instruments in cash flow hedging relationships.

The Company also purchases foreign-denominated fixed rate assets, funded with proceeds from funding agreements under a variable rate MTNs. The value of these investments is exposed to both changes in the exchange rates of the foreign currencies and changes in interest rates. To manage this risk, the Company has entered into pay fixed foreign currency/receive variable U.S. cross-currency interest rate swaps. As foreign exchange rates and interest rates change, the increase or decrease in the value of the derivative instrument will offset the changes in the asset’s value (relative to foreign currency and interest rate changes). These cross-currency interest rate swaps are designated as hedging instruments in fair value hedging relationships.

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

December 31, 2009, 2008 and 2007

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

In addition, the Company may use pay fixed/receive variable interest rate swaps as hedges against the negative effects of adverse interest rate movements.

Derivatives Not Qualifying for Hedge Accounting – Foreign Currency Risk Management

The Company periodically participates in a variable rate foreign denominated MTN program. Under this program, NLIC issues funding agreements to an unconsolidated third party trust to secure notes issued to investors by the trust. As such, the cash flows related to these MTNs are exposed to changes in the exchange rates of the foreign currencies. Because the Company desires to retain the variable interest rate, it has entered into receive variable foreign currency/pay variable U.S. dollar cross-currency swaps. The basis swap converts the debt instrument to a U.S. dollar variable rate, thereby eliminating foreign exchange risk. While the receive-side terms of the basis swap will be consistent with the terms of the liability, the Company is not able to match the pay-side terms of the derivative to a specific asset. Therefore, these basis swaps do not receive hedge accounting treatment. The Company also uses currency contracts, primarily futures, to hedge foreign currency denominated investments in certain alternative investments.

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

December 31, 2009, 2008 and 2007

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Quantitative Disclosure

The following table presents the fair value of derivative instruments, location of the related instruments in the consolidated balance sheets and the related notional amounts of the derivative instruments as of December 31, 2009:

	Derivative assets			Derivative liabilities
(in millions)	Balance sheet location	Fair value	Notional	Balance sheet location	Fair value	Notional
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$3.8	$86.4	Other liabilities	$69.0	$1,216.1
Cross-currency swaps	Other assets	33.8	93.1	Other liabilities	35.9	215.9

Total derivatives designated as hedging instruments		37.6	179.5		104.9	1,432.0

Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	410.0	7,456.7	Other liabilities	239.1	5,162.0
Cross-currency swaps	Other assets	48.6	210.8	Other liabilities	48.5	209.6
Credit default swaps	Other assets	0.5	28.5	Other liabilities	3.2	81.5
Total return swaps	Other assets	0.8	85.4	Other liabilities	8.3	555.8
Equity contracts	Other assets	331.2	2,504.6	Other liabilities	10.3	995.7
Embedded derivatives on guaranteed benefit annuity programs	N/A	—	—	Future policy benefits and claims	310.9	N/A
Other embedded derivatives	N/A	—	—	Other liabilities	1.5	N/A

Total derivatives not designated as hedging instruments		791.1	10,286.0		621.8	7,004.6

Total derivatives		$828.7	$10,465.5		$726.7	$8,436.6

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table presents the gains (losses) for derivative instruments designated and qualifying as hedging instruments in fair value hedges and the location of these instruments in the consolidated financial statements for the year ended December 31, 2009:

(in millions)	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives[1,2]
Derivatives in fair value hedging relationships:
Interest rate contracts	Net realized investment gains (losses)	$24.9
Cross-currency swaps	Net realized investment gains (losses)	(2.4)

Total		$22.5

Underlying fair value hedge relationships:
Interest rate contracts	Net realized investment gains (losses)	$(35.3)
Cross-currency swaps	Net realized investment gains (losses)	2.5

Total		$(32.8)

[1]	Excludes ($36.9) million of periodic settlements in interest rate contracts which are recorded in net investment income.

[2]	Includes $7.5 million of cash received in the termination of cash flow hedging instruments.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following tables present the gains (losses) for derivative instruments designated and qualifying as hedging instruments in cash flow hedges and the location of these instruments in the consolidated financial statements for the year ended December 31, 2009:

(in millions)	Amount of gain (loss) recognized in OCI on derivatives
Derivatives in cash flow hedging relationships:
Interest rate contracts	$12.6
Cross-currency swaps	(4.4)
Currency contracts	(18.8)
Other embedded derivatives	(12.0)

Total	$(22.6)

(in millions)	Location of realized gain (loss) reclassified from AOCI into income[1]	Amount of realized gain (loss) reclassified from AOCI into income
Derivatives in cash flow hedging relationships:
Interest rate contracts	Interest credited to policyholder accounts	$(3.8)
Cross-currency swaps	Net realized investment gains (losses)	(10.9)
Currency contracts	Net realized investment gains (losses)	(3.8)
Other embedded derivatives	N/A	—

Total		$(18.5)

[1] Effective portion.

(in millions)	Location of realized gain (loss) recognized in income on derivatives[1]	Amount of realized gain (loss) recognized in income on derivatives[1,2,3]
Derivatives in cash flow hedging relationships:
Interest rate contracts	Net realized investment gains (losses)	$0.1
Cross-currency swaps	Net realized investment gains (losses)	(1.3)
Currency contracts	Net realized investment gains (losses)	(2.8)
Other embedded derivatives	N/A	—

Total		$(4.0)

[1]	Ineffective portion and amounts excluded from the measurement of ineffectiveness.

[2]	Excludes $0.2 million of periodic settlements in interest rate contracts.

[3]	Includes $16.5 million of cash received in termination of cash flow hedging instrument.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table presents the gains (losses) for derivative instruments not designated and qualifying as hedging instruments and the location of these instruments in the consolidated financial statements for the year ended December 31, 2009:

(in millions)	Location of realized gain (loss) in income on derivatives	Amount of realized gain (loss) recognized in income on derivatives[1]
Derivatives not designated as hedging instruments:
Interest rate contracts	Net realized investment gains (losses)	$(197.2)
Cross-currency swaps	Net realized investment gains (losses)	3.3
Credit default swaps	Net realized investment gains (losses)	7.9
Equity total return swaps	Net realized investment gains (losses)	7.0
Equity contracts	Net realized investment gains (losses)	(738.7)
Embedded derivatives on guaranteed benefit annuity programs	Net realized investment gains (losses)	1,432.0
Other embedded derivatives	Net realized investment gains (losses)	2.6

Total		$516.9

[1]	Excludes net interest settlements and other revenue on embedded derivatives on guaranteed benefit annuity programs that are also recorded in net realized investment gains (losses).

In addition to the net realized investment gains (losses) listed in the previous tables, $(151.3) million of net interest settlements on all derivative instruments and $63.2 million of other revenue on embedded derivatives on guaranteed benefit annuity programs are also recorded in net realized investment gains (losses) for the year ended December 31, 2009.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Credit Derivatives

The Company had exposure to credit protection contracts for the years ended December 31, 2009, 2008, and 2007 and experienced no credit event losses in 2009, credit event losses of $18.8 million in 2008 and no credit event losses in 2007 on such contracts. The following table presents the Company’s outstanding exposure to credit protection contracts, all of which are related to corporate debt instruments, as of the dates indicated, by contract maturity and industry exposure:

	Less than or equal to one year		One to three years		Three to five years		Total
(in millions)	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
December 31, 2009:
Single sector exposure:
Consumer goods	$—	$—	$—	$—	$—	$—	$—	$—
Financial	35.0	(2.5)	9.0	0.2	—	—	44.0	(2.3)
Oil & gas pipelines	15.0	—	—	—	—	—	15.0	—
Services	—	—	—	—	10.0	0.2	10.0	0.2
Utilities	—	—	—	—	—	—	—	—

Total single sector exposure	50.0	(2.5)	9.0	0.2	10.0	0.2	69.0	(2.1)
Index exposure:
Corporate bonds	—	—	—	—	—	—	—	—

Total index exposure	—	—	—	—	—	—	—	—

Total	$50.0	$(2.5)	$9.0	$0.2	$10.0	$0.2	$69.0	$(2.1)

December 31, 2008:
Single sector exposure:
Consumer goods	$—	$—	$6.0	$(0.8)	$—	$—	$6.0	$(0.8)
Financial	—	—	35.0	(5.8)	13.0	(0.5)	48.0	(6.3)
Oil & gas pipelines	10.0	—	15.0	(0.8)	—	—	25.0	(0.8)
Services	—	—	—	—	35.0	(3.0)	35.0	(3.0)
Utilities	4.5	—	—	—	—	—	4.5	—

Total single sector exposure	14.5	—	56.0	(7.4)	48.0	(3.5)	118.5	(10.9)
Index exposure:
Corporate bonds	—	—	—	—	110.9	(0.3)	110.9	(0.3)

Total index exposure	—	—	—	—	110.9	(0.3)	110.9	(0.3)

Total	$14.5	$—	$56.0	$(7.4)	$158.9	$(3.8)	$229.4	$(11.2)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(6)	Investments

Fixed Maturity Securities and Equity Securities Available-for-Sale

The following table summarizes the amortized cost, gross unrealized gains and losses, and estimated fair values of securities available-for-sale as of the dates indicated:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2009:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$152.0	$16.9	$1.0	$167.9
U.S. Government agencies	551.4	57.2	5.7	602.9
Obligations of states and political subdivisions	608.4	5.6	23.2	590.8
Debt securities issued by foreign governments	69.9	5.3	0.1	75.1
Corporate securities
Public	10,934.8	597.2	176.6	11,355.4
Private	4,499.5	193.1	83.4	4,609.2
Residential mortgage-backed securities	8,314.1	153.7	674.8	7,793.0
Commercial mortgage-backed securities	1,355.6	6.7	216.0	1,146.3
Collateralized debt obligations	531.1	11.8	170.9	372.0
Other asset-backed securities	463.4	20.4	28.0	455.8

Total fixed maturity securities	27,480.2	1,067.9	1,379.7	27,168.4
Equity securities	63.4	4.5	0.8	67.1

Total securities available-for-sale	$27,543.6	$1,072.4	$1,380.5	$27,235.5

December 31, 2008:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$94.3	$25.4	$—	$119.7
U.S. Government agencies	420.5	93.3	—	513.8
Obligations of states and political subdivisions	271.3	1.6	10.5	262.4
Debt securities issued by foreign governments	50.1	5.4	—	55.5
Corporate securities
Public	8,881.9	109.9	1,040.7	7,951.1
Private	5,002.8	45.2	403.4	4,644.6
Residential mortgage-backed securities	8,369.1	109.8	881.0	7,597.9
Commercial mortgage-backed securities	1,488.9	0.6	473.9	1,015.6
Collateralized debt obligations	557.7	6.4	240.7	323.4
Other asset-backed securities	689.1	3.6	107.0	585.7

Total fixed maturity securities	25,825.7	401.2	3,157.2	23,069.7
Equity securities	68.7	0.8	8.8	60.7

Total securities available-for-sale	$25,894.4	$402.0	$3,166.0	$23,130.4

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The market value of the Company’s general account investments may fluctuate significantly in response to changes in interest rates, investment quality ratings and credit spreads. The Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell debt securities in unrealized loss positions. The Company may realize investment losses to the extent its liquidity needs require the disposition of general account fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments.

For securities available-for-sale as of the dates indicated, the following table summarizes the Company’s gross unrealized losses based on the amount of time each type of security has been in an unrealized loss position:

	Less than or equal to one year			More than one year			Total
(in millions, except number of securities)	Estimated fair value	Gross unrealized losses	Number of securities	Estimated fair value	Gross unrealized losses	Number of securities	Estimated fair value	Gross unrealized losses	Number of securities
December 31, 2009:
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations	$50.9	$1.0	2	$—	$—	—	$50.9	$1.0	2
U.S. Government agencies	154.6	5.7	8	—	—	—	154.6	5.7	8
Obligations of states and political subdivisions	320.2	11.6	39	81.0	11.6	15	401.2	23.2	54
Debt securities issued by foreign governments	1.6	0.1	2	—	—	—	1.6	0.1	2
Corporate securities
Public	1,201.4	33.4	160	1,117.5	143.2	201	2,318.9	176.6	361
Private	278.8	19.0	47	972.6	64.4	73	1,251.4	83.4	120
Residential mortgage-backed securities	1,184.9	106.9	134	2,427.2	567.9	349	3,612.1	674.8	483
Commercial mortgage-backed securities	42.7	5.2	11	751.5	210.8	103	794.2	216.0	114
Collateralized debt obligations	29.9	28.9	13	277.2	142.0	45	307.1	170.9	58
Other asset-backed securities	5.4	0.2	12	247.5	27.8	33	252.9	28.0	45

Total fixed maturity securities	3,270.4	212.0	428	5,874.5	1,167.7	819	9,144.9	1,379.7	1,247
Equity securities	16.7	0.1	13	2.4	0.7	75	19.1	0.8	88

Total	$3,287.1	$212.1	441	$5,876.9	$1,168.4	894	$9,164.0	$1,380.5	1,335

December 31, 2008:
Fixed maturity securities:
Obligations of states and political subdivisions	$127.6	$6.1	71	$33.4	$4.4	15	$161.0	$10.5	86
Corporate securities
Public	4,109.4	676.9	692	1,350.3	363.8	289	5,459.7	1,040.7	981
Private	2,259.4	282.1	231	999.1	121.3	105	3,258.5	403.4	336
Residential mortgage-backed securities	1,093.1	199.8	158	2,305.4	681.2	327	3,398.5	881.0	485
Commercial mortgage-backed securities	592.0	209.0	99	410.9	264.9	96	1,002.9	473.9	195
Collateralized debt obligations	151.0	100.8	24	122.6	139.9	36	273.6	240.7	60
Other asset-backed securities	333.8	43.2	38	228.7	63.8	26	562.5	107.0	64

Total fixed maturity securities	8,666.3	1,517.9	1,313	5,450.4	1,639.3	894	$14,116.7	$3,157.2	2,207
Equity securities	19.2	8.6	81	3.4	0.2	6	22.6	8.8	87

Total	$8,685.5	$1,526.5	1,394	$5,453.8	$1,639.5	900	$14,139.3	$3,166.0	2,294

The weighted estimated fair value to amortized cost for non-investment grade fixed maturity securities that have an estimated fair value of less than 80% and have been in an unrealized loss position for more than one year was 65% and 64% as of December 31, 2009 and December 31, 2008, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The table below summarizes the amortized cost and estimated fair values of fixed maturity securities available-for-sale, by maturity, as of December 31, 2009. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in millions)	Amortized cost	Estimated fair value
Fixed maturity securities available-for-sale:
Due in one year or less	$1,002.3	$1,024.5
Due after one year through five years	7,226.6	7,521.8
Due after five years through ten years	5,267.4	5,519.0
Due after ten years	3,319.7	3,336.0

Subtotal	16,816.0	17,401.3
Residential mortgage-backed securities	8,314.1	7,793.0
Commercial mortgage-backed securities	1,355.6	1,146.3
Collateralized debt obligations	531.1	372.0
Other asset-backed securities	463.4	455.8

Total	$27,480.2	$27,168.4

The NAIC assigns credit quality ratings (NAIC designations) to securities for the purpose of statutory reporting. These NAIC designations are generally based on the credit ratings assigned by nationally recognized statistical rating agency organizations (NRSRO) unless a security is not rated by an NRSRO, in which case the NAIC rates it using an alternative approach. For 2009 statutory reporting, the NAIC modified its ratings approach for residential mortgage-backed securities, which are not backed by U.S. government agencies. Under the modified approach, the NAIC designation for this type of security is based on an insurer’s reported carrying value for the security relative to a NAIC-prescribed ratings matrix for the security, with a higher NAIC designation afforded securities with lower carrying values. In effect, this process rates the credit quality of a security based on an independent market view of the expected discounted future cash flows from the security versus its statutory carrying value. Under this process, NAIC designations for these residential mortgage-backed securities could be higher or lower than the related NRSRO ratings. NAIC designations range from class 1 (highest quality_ to class 6 (lowest quality). Of the Company’s general account fixed maturity securities, 91% and 93% were in the two highest NAIC designations categories as of December 31, 2009 and 2008, respectively.

The following table shows the equivalent designation between the NAIC and NRSRO and summarizes the credit quality, as determined by NAIC designations, of the Company’s fixed maturity securities portfolio as of the dates indicated:

(in millions)		December 31, 2009		December 31, 2008
NAIC Designations[1,2]	NRSRO equivalent designation	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
1	AAA/AA/A	$17,653.1	$17,571.5	$17,087.2	$15,612.2
2	BBB	7,150.6	7,285.7	6,633.9	5,821.6
3	BB	1,560.2	1,412.9	1,233.3	990.0
4	B	724.1	616.7	571.4	397.2
5	CCC and lower	268.9	201.0	190.5	148.2
6	In or near default	123.3	80.6	109.4	100.5

	Total	$27,480.2	$27,168.4	$25,825.7	$23,069.7

[1]

NAIC designations are assigned at least annually. Some ratings for securities shown have been assigned to securities not yet assigned an NAIC designation in a manner approximating equivalent NRSRO categories.

[2]	Class 1 and class 2 NAIC designations are generally considered to represent investment grade ratings and are considered as such by the Company in reporting its credit quality information.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Other-Than-Temporary Impairment Evaluations

When evaluating whether a residential mortgage-backed security, commercial mortgage-backed security, collateralized debt obligation and other asset-backed securities are other-than-temporarily impaired, the Company examines characteristics of the underlying collateral, such as delinquency prepayment and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, the quality of any credit guarantors, the Company’s intent to sell the security and whether it is more likely than not it will be required to sell the security before the recovery of its amortized cost basis.

In assessing corporate debt securities for other-than-temporary impairment, the Company evaluates the ability of the issuer to meet its debt obligations, the value of the company or specific collateral securing the debt position, the Company’s intent to sell the security and whether it is more likely than not it will be required to sell the security before the recovery of its amortized cost basis. A similar analysis is performed to evaluate U.S. Treasury securities and obligations of U.S. Government corporations, U.S. Government agencies, obligations of states and political subdivisions, and debt securities issued by foreign governments.

For all debt securities evaluated for other-than-temporary impairment (for which the Company does not have the intent to sell and it is not more likely than not that it will be required to sell the security before the recovery of its amortized cost basis), the Company considers the timing and amount of the cash flows. The Company evaluates its intent to sell on an individual security basis.

To the extent that the present value of the cash flows generated by a security is less than the amortized cost, an other-than-temporary impairment is recognized through earnings. It is reasonably possible that further declines in estimated fair values of such investments, or changes in assumptions or estimates of anticipated recoveries and/or cash flows, may cause further other-than-temporary impairments in the near term, which could be significant.

Equity securities may experience other-than-temporary impairment in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery.

Under the current other-than temporary impairment model, which was amended by the FASB and adopted by the Company in the first quarter of 2009, debt securities that become other-than-temporarily impaired (where the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security prior to recovery of the security’s amortized cost) are bifurcated with the credit portion of the impairment loss being recognized in earnings and the non-credit loss portion of the impairment being recognized in a separate component of other comprehensive income, net of applicable taxes and other offsets. For securities that are other-than-temporarily impaired, a discussion of the estimate of the credit loss portion that is recognized in earnings is provided, as applicable in the respective section of this footnote.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Corporate Securities

Corporate securities include conventional bonds, private placement fixed maturity securities, syndicated corporate bank loans and hybrid securities with both debt and equity-like features. For these corporate securities, the following table summarizes, as of the dates indicated, the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
December 31, 2009:
99.9% - 80.0%	$27.1	$104.1	$131.2	$13.1	$45.5	$58.6	$40.2	$149.6	$189.8
79.9% - 50.0%	9.9	45.6	55.5	2.3	12.4	14.7	12.2	58.0	70.2
Below 50.0%	—	—	—	—	—	—	—	—	—

Total	$37.0	$149.7	$186.7	$15.4	$57.9	$73.3	$52.4	$207.6	$260.0

December 31, 2008:
99.9% - 80.0%	$355.6	$116.9	$472.5	$31.0	$23.4	$54.4	$386.6	$140.3	$526.9
79.9% - 50.0%	327.5	124.3	451.8	118.4	126.0	244.4	445.9	250.3	696.2
Below 50.0%	79.3	41.5	120.8	47.2	53.0	100.2	126.5	94.5	221.0

Total	$762.4	$282.7	$1,045.1	$196.6	$202.4	$399.0	$959.0	$485.1	$1,444.1

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

The Company held hybrid securities issued by institutions in the financial sector with both debt and equity-like features, classified as corporate fixed maturity securities, with estimated fair values of $608.9 million and $661.2 million, and gross unrealized losses of $101.3 million and $379.9 million, as of December 31, 2009 and 2008, respectively. Of these unrealized losses as of December 31, 2009, $98.8 million, or 98%, were in an unrealized loss position for more than one year, evaluated under the debt model, compared to $106.3 million, or 18%, as of December 31, 2008. The Company evaluates such securities for other-than-temporary impairment using the criteria of either a debt or an equity security depending on the facts and circumstances of the individual issuer and security.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The Company invests in private placement fixed maturity securities because of the generally higher nominal yield available compared to comparably rated public fixed maturity securities, more restrictive financial and business covenants available in private fixed maturity security loan agreements, and stronger prepayment protection. Although private placement fixed maturity securities are not registered with the SEC and generally are less liquid than public fixed maturity securities, restrictive financial and business covenants included in private placement fixed maturity security loan agreements generally are designed to compensate for the impact of increased liquidity risk. A significant portion of the private placement fixed maturity securities that the Company holds are participations in issues that are also owned by other investors. In addition, some of these securities are rated by NRSROs, and substantially all have been assigned a rating by the NAIC, as shown in a previous table in this footnote summarizing the credit quality of the Company’s fixed maturity securities portfolio.

Residential Mortgage-Backed Securities

Residential mortgage-backed securities are a type of fixed income security backed by residential mortgage loans, which have been sold into a trust or special purpose entity, formed for the purpose of securitizing and tranching the cash flows of the mortgage loans. The following tables summarize the distribution by collateral classification of the Company’s residential mortgage-backed securities as of dates indicated:

	As of December 31, 2009			As of December 31, 2008
in millions	Amortized cost	Estimated fair value	% of estimated fair value total	Amortized cost	Estimated fair value	% of estimated fair value total
Government agency	$4,723.3	$4,853.0	62%	$4,297.1	$4,387.3	58%
Prime	1,168.3	1,001.8	13%	1,396.3	1,085.3	14%
Alt-A	1,839.7	1,460.3	19%	1,871.3	1,469.5	19%
Sub-prime	579.1	475.0	6%	678.6	530.5	7%
Other residential mortgage collateral	3.7	2.9	—	125.8	125.3	2%

Total	$8,314.1	$7,793.0	100%	$8,369.1	$7,597.9	100%

The Company considers Alt-A collateral to be mortgages whose underwriting standards do not qualify the mortgage for regular conforming or jumbo loan programs. Typical underwriting characteristics that cause a mortgage to fall into the Alt-A classification may include, but are not limited to, inadequate loan documentation of a borrower’s financial information, debt-to-income ratios above normal lending limits, loan-to-value ratios above normal lending limits that do not have primary mortgage insurance, a borrower who is a temporary resident, and loans securing non-conforming types of real estate. Alt-A mortgages are generally issued to borrowers having higher Fair Isaac Credit Organization (FICO) scores, and the lender typically charges a slightly higher interest rate for such mortgages.

The Company considers sub-prime collateral to be mortgages that are first or second lien mortgage loans issued to sub-prime borrowers, as demonstrated by recent delinquent rent or housing payments or substandard FICO scores. Second-lien mortgage loans are also considered sub-prime. The Company considers prime collateral to be mortgages whose underwriting standards qualify the mortgage for regular conforming or jumbo loan programs. In addition, government agency collateral is considered to be mortgages securitized by government agencies both implicitly and explicitly backed by the full faith and credit of the U.S. Government.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

For residential mortgage-backed securities, the following table summarizes as of the dates indicated the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
December 31, 2009:
99.9% - 80.0%	$31.7	$134.6	$166.3	$11.5	$45.0	$56.5	$43.2	$179.6	$222.8
79.9% - 50.0%	17.4	200.5	217.9	19.5	140.4	159.9	36.9	340.9	377.8
Below 50.0%	10.3	33.8	44.1	16.5	13.6	30.1	26.8	47.4	74.2

Total	$59.4	$368.9	$428.3	$47.5	$199.0	$246.5	$106.9	$567.9	$674.8

December 31, 2008:
99.9% - 80.0%	$55.2	$129.0	$184.2	$6.0	$10.3	$16.3	$61.2	$139.3	$200.5
79.9% - 50.0%	91.7	442.5	534.2	21.5	22.2	43.7	113.2	464.7	577.9
Below 50.0%	13.0	74.4	87.4	12.4	2.8	15.2	25.4	77.2	102.6

Total	$159.9	$645.9	$805.8	$39.9	$35.3	$75.2	$199.8	$681.2	$881.0

The Company evaluates its residential mortgage-backed securities for other-than-temporary impairment using multiple inputs. Loan level defaults are estimated using an option pricing approach in which the probability of borrower default increases as home equity declines. Other factors which influence the probability of default are debt-servicing, missed refinancing opportunities and geography. Loan level characteristics such as issuer, FICO score, payment terms, level of documentation, residency type, dwelling type and loan purpose are also utilized in the model along with historical performance, to estimate or measure the loan’s propensity to default. Additionally, the model takes into account loan age, seasonality, payment changes and exposure to refinancing as additional drivers of default. For transactions where loan level data is not available, the model uses a proxy based on the collateral characteristics. Loss severity in the model is a function of multiple factors, including but not limited to, the unpaid balance, interest rate, mortgage insurance ratios, assessed property value at origination, change in property valuation and loan-to-value ratio at origination. Prepayment speeds, both actual and estimated, are also considered. The cash flows generated by the collateral securing these securities are then determined based on these default, loss severity and prepayment assumptions. These collateral cash flows are then utilized, along with consideration for the issue’s position in the overall structure, to determine the cash flows associated with the residential mortgage-backed security held by the Company.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Commercial Mortgage-Backed Securities

The Company owns and manages commercial mortgage-backed securities, which are trust certificates or bonds offered to investors that are collateralized by a pool of commercial mortgage loans from which the principal and interest paid on those mortgages flows to investors. These investments in commercial mortgage-backed securities are generally characterized by securities that are collateralized by static, heterogeneous pools of mortgages on commercial real estate properties. Deals are generally diversified across property types, geography, borrowers, tenants, loan size, coupon and vintages. For commercial mortgage-backed securities, the following tables summarize, as of the dates indicated, the Company’s gross unrealized loss position categorized as investment grade vs. non-investment grade, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
December 31, 2009:
99.9% - 80.0%	$4.2	$62.7	$66.9	$—	$—	$—	$4.2	$62.7	$66.9
79.9% - 50.0%	—	85.2	85.2	—	—	—	—	85.2	85.2
Below 50.0%	1.0	62.9	63.9	—	—	—	1.0	62.9	63.9

Total	$5.2	$210.8	$216.0	$—	$—	$—	$5.2	$210.8	$216.0

December 31, 2008:
99.9% - 80.0%	$19.8	$36.6	$56.4	$—	$—	$—	$19.8	$36.6	$56.4
79.9% - 50.0%	148.3	40.9	189.2	—	—	—	148.3	40.9	189.2
Below 50.0%	40.9	187.4	228.3	—	—	—	40.9	187.4	228.3

Total	$209.0	$264.9	$473.9	$—	$—	$—	$209.0	$264.9	$473.9

Commercial mortgage-backed securities’ cash flows are generated by an industry standard fixed income analytics system designed for asset backed securities. In addition, a third party default model is generally utilized within this service to apply loan specific probability of default, refinance risk and loss severity ratios to generate estimated cash flows. Default and prepayment assumptions are deal specific and include, but are not limited to, delinquency, property type, loan size, debt service coverage ratio, loan to value ratios and loan age.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Collateralized Debt Obligations

Collateralized debt obligations are asset-backed securities whose value is derived from the credit quality of the underlying corporate obligations. For collateralized debt obligations, the following tables summarize, as of the dates indicated, the Company’s gross unrealized loss position categorized as investment grade versus. non-investment grade, for the period of time indicated, and based on the ratio of estimated fair value to amortized cost (in millions):

	Period of time for which unrealized loss has existed
	Investment Grade			Non-Investment Grade			Total
Ratio of estimated fair value to amortized cost	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total	Less than or equal to one year	More than one year	Total
December 31, 2009:
99.9% - 80.0%	$0.4	$3.6	$4.0	$0.3	$15.8	$16.1	$0.7	$19.4	$20.1
79.9% - 50.0%	—	29.0	29.0	4.2	31.4	35.6	4.2	60.4	64.6
Below 50.0%	—	9.6	9.6	24.0	52.6	76.6	24.0	62.2	86.2

Total	$0.4	$42.2	$42.6	$28.5	$99.8	$128.3	$28.9	$142.0	$170.9

December 31, 2008:
99.9% - 80.0%	$7.0	$0.2	$7.2	$0.1	$0.6	$0.7	$7.1	$0.8	$7.9
79.9% - 50.0%	25.8	37.2	63.0	—	—	—	25.8	37.2	63.0
Below 50.0%	66.5	99.8	166.3	1.4	2.1	3.5	67.9	101.9	169.8

Total	$99.3	$137.2	$236.5	$1.5	$2.7	$4.2	$100.8	$139.9	$240.7

To generate the expected cash flows, NRSRO ratings of the underlying corporate securities were used to develop default probabilities. Historical and forecasted loss severities were then applied to develop the expected losses within the security’s collateral pool. An independent data provider is then used to model each security’s structure and waterfall to determine cash flows at the security level. If a recovery estimate is not feasible, then the market’s view of cash flows implied by the current fair value, market discount rates, and effective yield are the primary factors used to estimate recovery.

Within the collateralized debt obligations security type are Pooled Trust Preferreds. Pooled Trust Preferreds are collateralized debt obligations where the collateral is regional bank and insurance company trust preferred securities. All banks in the pools were screened using data provided by U.S. Bank Rating service. The rating service score is a combination of the bank’s liquidity, asset quality, capital adequacy and profitability. The results of the analysis, as well as management’s evaluation of the results and broker research, are used to generate default rates which are modeled to create cash flows from the entire collateral pool underlying each pooled trust preferred security. An independent data provider is then used to model each security’s structure and payment waterfall to determine cash flows at the security level.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Unrealized Gains and Losses

The following table presents the components of net unrealized losses on securities available-for-sale, as of December 31:

(in millions)	2009	2008
Net unrealized losses, before adjustments and taxes	$(308.1)	$(2,764.0)
Change in fair value attributable to fixed maturity securities designated in fair value hedging relationships	(35.1)	(57.7)

Total net unrealized losses, before adjustments and taxes	(343.2)	(2,821.7)
Adjustment to deferred policy acquisition costs	31.0	615.9
Adjustment to value of business acquired	0.2	9.6
Adjustment to future policy benefits and claims	19.5	46.9
Adjustment to policyholder dividend obligation	(16.4)	74.9
Deferred federal income tax benefit	108.1	726.1

Net unrealized losses	$(200.8)	$(1,348.3)

The following table presents an analysis of the net change in net unrealized gains (losses) on securities available-for-sale before adjustments and taxes for the years ended December 31:

(in millions)	2009[1]	2008	2007
Fixed maturity securities	$2,444.2	$(2,681.3)	$(167.5)
Equity securities	11.7	(14.7)	(3.7)

Net increase (decrease)	$2,455.9	$(2,696.0)	$(171.2)

[1]

Includes the $384.2 million cumulative effect of adoption of accounting principle as of January 1, 2009 for the adoption of guidance impacting FASB ASC 320-10, Investments – Debt and Equity Securities.

The following table summarizes the Company’s accumulated other comprehensive losses recognized on debt securities which have credit losses in earnings, based on the adoption of guidance impacting FASB ASC 320-10, Investments – Debt and Equity Securities before federal income tax benefit, for the years ended December 31:

(in millions)	2009
Cumulative adoption of accounting principle as of January 1	$(384.2)
Net unrealized gains in the period	38.3

Total [1]	$(345.9)

[1]	Includes $417.5 million of other-than-temporary impairment losses recognized in other comprehensive income for the year ended December 31, 2009.

The Company’s practice is to disclose in the table above both the non-credit portion of the other-than-temporary impairment losses recognized in other comprehensive income and any subsequent changes in the fair value of those debt securities, which could result in a net unrealized gain.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Mortgage Loans on Real Estate, Securitization and Real Estate

As of December 31, 2009 and 2008, the carrying value, net of specific reserves, of commercial mortgage loans on real estate considered specifically reserved was $154.8 million and $39.9 million, respectively, for which a $36.4 million and $14.4 million specific reserve had been established, respectively. No specific reserve exists for collateral dependent commercial mortgage loans for which the fair value of the collateral is estimated to be greater than the carrying value.

The following table summarizes activity in the valuation allowance account for mortgage loans on real estate for the years ended December 31:

(in millions)	2009	2008	2007
Allowance, beginning of period	$42.4	$24.8	$36.0
Net change in allowance	35.0	17.6	(11.2)

Allowance, end of period	$77.4	$42.4	$24.8

The Company has securitized commercial mortgage loans on real estate to third parties. The Company, as the transferor, has continuing involvement in these loans which consists of receiving servicing fees on loans which the Company has transferred.

The Company did not participate in any securitization arrangements during the years ended December 31, 2009 and 2008. The Company received $0.6 million, during the years ended December 31, 2009 and 2008, in servicing fees related to financial assets where there is a continuing involvement from the securitization of commercial mortgage loans on real estate. During 2007, the Company received proceeds of $928.0 million from the securitization of commercial mortgage loans on real estate to third parties, experienced realized losses of $7.3 million on these loans, and received $0.7 million in servicing fees related to loans securitized in 2007 and before.

The Company provided a representations and warranties letter to the transferee for each securitization arrangement. If it is found that the Company has made a misrepresentation, it could be required to provide financial support to the transferee or its beneficial interest holders. For the years ended December 31, 2009, 2008 and 2007, the Company was not required to provide any financial or other support that it was not previously contractually required to provide to the transferee or its beneficial interest holders.

Real estate held for use was $1.8 million and $9.8 million as of December 31, 2009 and 2008, respectively. These assets are carried at cost less accumulated depreciation, which was $0.4 million and $2.1 million as of December 31, 2009 and 2008, respectively. The carrying value of real estate held for sale was $7.1 million and $6.8 million as of December 31, 2009 and 2008, respectively.

Securities Lending

The Company, through an agent, lends certain portfolio holdings and in turn receives cash collateral with the objective of increasing the yield on its investments. The cash collateral is invested in high-quality, short-term and long-term investments. The Company’s policy requires the maintenance of collateral of a minimum of 102% of the fair value of the securities loaned. Net returns on the investments, after payment of a rebate to the borrower, are shared between the Company and its agent. Both the borrower and the Company can request or return the loaned securities at any time. The Company maintains ownership of the loaned securities at all times and is entitled to receive from the borrower any payments for interest or dividends received on such securities during the loan term. The Company recognizes loaned securities as part of its investments available-for-sale. The Company also recognizes the short-term and other long-term investments acquired with the cash collateral and its obligation to return such collateral to the borrower in short-term investments and fixed maturity securities and other liabilities, respectively.

As of December 31, 2009 and December 31, 2008, the Company had received $41.4 million and $419.9 million, respectively, of cash collateral on securities lending. The Company had not received any non-cash collateral on securities lending as of December 31, 2009 and December 31, 2008. As of December 31, 2009 and December 31, 2008, the Company had loaned securities with a fair value of $40.0 million and $407.1 million, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Assets on Deposit, Held in Trust and Pledged as Collateral

Fixed maturity securities with an amortized cost of $19.2 million and $28.0 million were on deposit with various regulatory agencies as required by law as of December 31, 2009 and 2008 respectively. Additionally, as of December 31, 2009 and 2008 fixed maturity securities with an amortized cost of $877.3 million and $838.3 million, respectively, were pledged to secure public deposits, repurchase agreements, borrowings from the Federal Home Loan Bank and for other purposes as required or permitted by law. These securities continue to be included in fixed maturity securities on the consolidated balance sheets.

Net Investment Income

The following table summarizes net investment income from continuing operations by investment type for the years ended December 31:

(in millions)	2009	2008	2007
Securities available-for-sale:
Fixed maturity securities	$1,563.6	$1,541.8	$1,547.4
Equity securities	2.3	5.5	5.1
Trading assets	8.0	9.7	3.4
Mortgage loans on real estate	445.3	497.2	554.1
Short-term investments	7.1	21.0	44.6
Other	47.6	(47.0)	190.8

Gross investment income	2,073.9	2,028.2	2,345.4
Less investment expenses	58.8	56.9	68.7

Net investment income	$2,015.1	$1,971.3	$2,276.7

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Net Realized Investment Gains and Losses

The following table summarizes net realized investment gains (losses) from continuing operations by source for the years ended December 31:

(in millions)	2009	2008	2007
Total net derivatives gains (losses)[1,2]	399.8	(330.3)	(55.9)
Total realized gains on sales	194.4	43.3	99.1
Total realized losses on sales	(122.7)	(67.1)	(85.7)
Valuation losses[3]	(6.0)	(88.1)	(3.7)
Other	(4.1)	38.7	(1.3)

Net realized investment gains (losses)	$461.4	$(403.5)	$(47.5)

[1]

Includes gains of $413.6 million and losses of $500.7 million and $26.7 million on derivative and embedded derivatives associated with living benefit contracts for the years ended December 31, 2009, 2008 and 2007, respectively.

[2]

Includes losses of $171.8 million and gains of $109.4 million on derivatives associated with death benefit contracts for the year ended December 31, 2009 and 2008, respectively. There were no material gains or losses on derivatives associated with death benefit contracts during 2007.

[3]	Includes valuation of trading securities, mark-to-market valuation of mortgage loans held for sale and changes in the valuation allowance not related to specific mortgage loans on real estate.

Proceeds from the sale of securities available-for-sale during 2009, 2008 and 2007 were $4.20 billion, $4.42 billion and $5.02 billion, respectively. During 2009, 2008 and 2007, gross gains of $189.0 million, $38.3 million and $77.9 million, respectively, and gross losses of $70.3 million, $49.6 million and $73.8 million, respectively, were realized on those sales.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Other-Than-Temporary and Other Investment Impairment Losses

The following table summarizes other-than-temporary impairments for the years ended December 31:

(in millions)	Gross	Included in OCI	Net
2009:
Fixed maturity securities[1]	$906.8	$(417.5)	$489.3
Equity securities	7.1	—	7.1
Mortgage loans	71.8	—	71.8
Other	6.4	—	6.4

Total other-than-temporary impairment losses	$992.1	$(417.5)	$574.6

		2008	2007
Total Impairments:
Fixed maturity securities[1]		$1,068.0	$108.5
Equity securities		60.2	—
Mortgage loans		14.6	4.1
Other		3.6	5.1

Total other-than-temporary impairment losses		$1,146.4	$117.7

[1]

Declines in the creditworthiness of the issuer of hybrid securities with both debt and equity-like features requires the use of the equity model in analyzing the security for other-than-temporary impairment. For the year ended December 31, 2009, the Company recognized $167.6 million in other-than-temporary impairments related to these securities compared to $89.5 million and none for the years ended December 31, 2008 and 2007, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the other-than-temporary-impairment losses on debt securities held as of December 31, 2009 that the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the security prior to recovery of the amortized cost basis and for which the non-credit portion of the loss is included in other comprehensive income:

(in millions)
Cumulative credit loss as of January 1, 2009[1]	$507.5
New credit losses	168.4
Incremental credit losses[2]	71.9

Subtotal	747.8
Less:
Losses related to securities included in the beginning balance sold or paid down during the period	(267.3)
Losses related to securities included in the beginning balance for which there was a change in intent[3]	(63.1)
Increases in cash flows expected to be collected for securities included in the beginning balance	—

Cumulative credit loss as of December 31, 2009[1]	$417.4

[1]

The cumulative credit loss amount excludes other-than-temporary-impairment losses on securities held as of the periods indicated that the Company intends to sell or it is more likely than not that the Company will be required to sell the security before the recovery of the amortized cost basis.

[2]	On securities included in the beginning balance.

[3]

Securities for which a credit-related other-than-temporary impairment loss was previously recorded that the Company now intends to sell or is more likely than not it will be required to sell before recovery of the amortized cost basis and has transferred the non-credit portion of loss previously recorded in other comprehensive income to earnings during the period. Also includes hybrid securities that had previously been evaluated for other-than-temporary impairment based on the criteria as a debt security, but in the current period are evaluated as an equity security due to declines in the creditworthiness of the issuer.

(7)	Deferred Policy Acquisition Costs

During the fourth quarter of 2009, the Company’s recorded balance of individual variable annuity DAC fell outside the Company’s preset parameters for the prescribed period, which primarily was driven by the continued market recovery and favorable market performance compared to assumed net separate account returns. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a increase in DAC and other related balances, including sales inducement assets, and an decrease in DAC amortization and other related balances of $218.5 million pre-tax in the Individual Investments segment. The Company used the reversion to the mean process with the anchor date that was reset during the second quarter 2007 unlocking as described below. The Company evaluated the assumed separate account performance level over the next three years and determined that the assumptions inherent in the reversion period were reasonable. The annual net separate account growth rate for the mean reversion period is 15%, the maximum rate under the Company’s parameters.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

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

The pre-tax positive (negative) impact on the Company’s assets and liabilities as a result of the unlocking of assumptions during 2009 was as follows:

(in millions)	DAC	VOBA	Unearned Revenue Reserves	Sales Inducement Assets	Total
Segment:
Individual Investments	$191.9	$—	$—	$10.9	$202.8
Retirement Plans	(8.2)	—	—	—	(8.2)
Individual Protection	(43.9)	(13.2)	10.9	—	(46.2)

Total	$139.8	$(13.2)	$10.9	$10.9	$148.4

During the fourth quarter of 2008, the Company’s recorded balance of individual variable annuity DAC fell outside the Company’s preset parameters, which primarily was driven by continued unfavorable market performance compared to assumed net separate account returns. Management made a determination that it was not reasonably possible to get back within the preset parameters during the remaining prescribed period. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a decrease in DAC and an increase in DAC amortization and other related balances of $243.1 million pre-tax in the Individual Investments segment. The Company used the reversion to the mean process with the anchor date that was reset during the second quarter 2007 unlocking as described below. The Company evaluated the assumed separate account performance level over the next three years and determined that the assumptions inherent in the reversion period were reasonable. The annual net separate account growth rate for the mean reversion period is 15%, the maximum rate under the Company’s parameters.

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

The pre-tax positive (negative) impact on the Company’s assets and liabilities as a result of the unlocking of assumptions during the year ended December 31, 2008 was as follows:

(in millions)	DAC	VOBA	Unearned Revenue Reserves	Sales Inducement Assets	Total
Segment:
Individual Investments	$(429.1)	$(2.6)	$—	$(0.6)	$(432.3)
Retirement Plans	(2.3)	—	—	—	(2.3)
Individual Protection	(2.8)	7.5	3.2	—	7.9

Total	$(434.2)	$4.9	$3.2	$(0.6)	$(426.7)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

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

Accordingly, the second quarter 2007 unlocking process included changes in several assumptions, including assumptions affecting net separate account investment performance. This unlocking resulted in a net increase in DAC and a benefit to DAC amortization and other related balances totaling $216.5 million pre-tax. First, the Company reset the anchor date for its reversion to the mean calculations, which increased the annual net separate account growth rate to 7% during the first three years of the projection period from 0% (which was the rate of return for the three-year reversion period required from the previous anchor date). Second, as a result of its current analysis, including its evaluation of ongoing trends and expectations regarding financial market performance, the Company unlocked and reset its long-term assumption for net separate account growth rates to 7% from 8%. This decreased the net separate account growth rate by 1% to 7% for all years subsequent to the three-year reversion period. The combination of resetting these two factors resulted in a $161.9 million increase in DAC and benefit to DAC amortization and other related balances. The impact of changing the annual net separate account growth rate from 0% to 7% during the three-year reversion period had a much larger effect on the DAC balance when compared to the 1% incremental change in the long-term assumption for net separate account investment performance. The remainder of the increase in DAC and benefit to DAC amortization and other related balances resulting from the DAC unlocking process primarily was related to the recorded balance of individual variable annuity DAC falling outside the Company’s preset parameters for the prescribed period, which was driven by favorable market performance in excess of the assumed net separate account returns. Accordingly, the Company recalculated DAC using revised best estimate assumptions, which resulted in a $78.8 million increase in DAC and benefit to DAC amortization and other related balances. This was partially offset by a $24.2 million decrease in DAC and increase in DAC amortization and other related balances due to increasing estimated lapse rates for fixed annuity and BOLI products.

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

The pre-tax positive (negative) impact on the Company’s assets and liabilities as a result of the unlocking of these assumptions during the second quarter of 2007 was as follows:

(in millions)	DAC	VOBA	Unearned Revenue Reserves	Sales Inducement Assets	Total
Segment:
Individual Investments	$(208.9)	$—	$—	$12.5	$(196.4)
Retirement Plans	(10.5)	—	—	—	(10.5)
Individual Protection	(16.4)	5.1	1.7	—	(9.6)

Total	$(235.8)	$5.1	$1.7	$12.5	$(216.5)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table presents a reconciliation of DAC for the years ended December 31:

(in millions)	2009	2008
Balance at beginning of period	$4,523.8	$4,095.6
Capitalization of DAC	513.0	587.6
Amortization of DAC, excluding unlocks	(605.4)	(257.4)
Amortization of DAC, related to unlocks	139.8	(434.2)
Adjustments to DAC related to unrealized gains and losses on securities available-for-sale and other	(588.1)	532.2

Balance at end of period	$3,983.1	$4,523.8

(8)	Value of Business Acquired and Other Intangible Assets

The following table presents a reconciliation of VOBA for the years ended December 31:

(in millions)	2009	2008
Balance at beginning of period	$334.0	$354.8
Amortization of VOBA	(49.4)	(31.4)
Net realized losses on investments	1.7	1.9
Other	—	0.5

Subtotal	286.3	325.8
Change in unrealized (loss) gain on available-for-sale securities	(9.4)	8.2

Balance at end of period	$276.9	$334.0

Interest on the unamortized VOBA balance (at interest rates ranging from 4.50% to 7.56%) is included in amortization and was $20.1 million, $22.4 million and $24.8 million during the years ended December 31, 2009, 2008 and 2007, respectively.

The following table summarizes intangible assets as of December 31:

		2009		2008
(in millions)	Initial useful life[1]	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing:
VOBA	28 years	$594.9	$318.0	$594.9	$270.5
Distribution forces	20 years	7.0	7.0	7.0	1.3
Other	Various	13.4	11.2	13.4	9.8

Total intangible assets		$615.3	$336.2	$615.3	$281.6

[1]	The initial useful life was based on applicable assumptions. Actual periods are subject to revision based on variances from assumptions and other relevant factors.

During the fourth quarter of 2009, the Company recorded a $5.4 million pre-tax impairment charge on intangible assets associated with the NFN retirement services distribution channel.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

During 2009, the Company fully amortized intangible assets related to NLICA and NLACA state insurance licenses, which resulted in a $7.8 million pre-tax charge. The state insurance licenses had indefinite useful lives and were not previously amortized. Due to the merger with NLIC and NLAIC, respectively, on December 31, 2009, the NLICA and NLACA state insurance licenses are no longer required as the surviving entities have the required state insurance licenses to conduct business on existing NLICA and NLACA products. The Company will surrender the state insurance licenses back to each state. See Note 1 for a description of the merger transaction between these entities.

During 2008, the Company recorded a $19.7 million pre-tax impairment charge on career agency force and independent agency force intangible assets associated with its plan to exit the NFN professional consulting group sales channel and selling arrangement changes for the independent agency force.

The Company’s annual impairment testing as of June 30, did not result in material impairment losses on intangible assets during 2009, 2008 and 2007.

Based on current assumptions, which are subject to change, the following table summarizes estimated amortization for the next five years ended December 31:

(in millions)	VOBA	Intangible assets with finite lives	Total intangible assets
2010	$28.8	$2.0	$30.8
2011	24.2	0.2	24.4
2012	21.9	—	21.9
2013	19.4	—	19.4
2014	16.0	—	16.0

(9)	Goodwill

The following table summarizes changes in the carrying value of goodwill by segment for the years indicated:

(in millions)	Retirement Plans	Individual Protection	Corporate and Other	Total
Balance as of December 31, 2007	$62.2	$229.1	$9.9	$301.2
Adjustments	—	(54.7)	—	(54.7)

Balance as of December 31, 2008	62.2	174.4	9.9	246.5
Adjustments	—	—	—	—

Balance as of December 31, 2009	$62.2	$174.4	$9.9	$246.5

The 2008 adjustment in the Individual Protection segment relates to the sale of TBG Financial (see Note 2(p) for more information).

The Company’s 2009 annual impairment testing did not result in any impairments on existing goodwill. As of the 2009 annual impairment testing, the fair value of the reporting units with goodwill was in excess of the carrying value. The goodwill balances as of December 31, 2009 have not been previously impaired.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(10)	Closed Block

The amounts shown in the following tables for assets, liabilities, revenues and expenses of the closed block are those that enter into the determination of amounts that are to be paid to policyholders.

The following table summarizes financial information for the closed block as of December 31:

(in millions)	2009	2008
Liabilities:
Future policyholder benefits	$1,818.0	$1,844.2
Policyholder funds and accumulated dividends	142.9	142.7
Policyholder dividends payable	28.7	31.7
Policyholder dividend obligation	48.7	(62.2)
Other policy obligations and liabilities	13.8	9.2

Total liabilities	2,052.1	1,965.6

Assets:
Fixed maturity securities available-for-sale, at estimated fair value	1,236.2	1,082.1
Mortgage loans on real estate	263.2	294.8
Policy loans	190.5	197.9
Other assets	135.4	152.3

Total assets	1,825.3	1,727.1

Excess of reported liabilities over assets	226.8	238.5

Portion of above representing other comprehensive income:
Increase (decrease) in unrealized gain on fixed maturity securities available-for-sale	90.8	(88.6)
Adjustment to policyholder dividend obligation	(90.8)	88.6

Total	—	—

Maximum future earnings to be recognized from assets and liabilities	$226.8	$238.5

Other comprehensive income:
Fixed maturity securities available-for-sale:
Fair value	$1,236.2	$1,082.1
Amortized cost	1,252.6	1,157.0
Shadow policyholder dividend obligation	(16.4)	74.9

Net unrealized appreciation	$—	$—

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table summarizes closed block operations for the years ended December 31:

(in millions)	2009	2008	2007
Revenues:
Premiums	$89.6	$92.9	$95.7
Net investment income	105.6	108.9	102.5
Realized investment gains (losses)	1.8	(40.9)	(1.5)
Realized (losses) gains credited to policyholder benefit obligation	(5.8)	36.9	(2.5)

Total revenues	191.2	197.8	194.2

Benefits and expenses:
Policy and contract benefits	132.9	131.1	136.4
Change in future policyholder benefits and interest credited to policyholder accounts	(24.4)	(17.4)	(19.3)
Policyholder dividends	59.2	62.9	61.1
Change in policyholder dividend obligation	4.4	2.6	(3.6)
Other expenses	1.1	1.2	1.2

Total benefits and expenses	173.2	180.4	175.8

Total revenues, net of benefits and expenses, before federal income tax expense	18.0	17.4	18.4
Federal income tax expense	6.3	6.1	6.4

Revenues, net of benefits and expenses and federal income tax expense	$11.7	$11.3	$12.0

Maximum future earnings from assets and liabilities:
Beginning of period	$238.5	$249.8	$261.8
Change during period	(11.7)	(11.3)	(12.0)

End of period	$226.8	$238.5	$249.8

Cumulative closed block earnings from inception through December 31, 2009 and 2008 were higher than expected as determined in the actuarial calculation. Therefore, policyholder dividend obligations (excluding the adjustment for unrealized gains on available-for-sale securities) were $32.3 million and $12.7 million as of December 31, 2009 and 2008, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(11)	Variable Contracts

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

The GLWB, offered in the Company’s L.inc, is a living benefit that provides for enhanced retirement income security without the liquidity loss associated with annuitization. The withdrawal rates vary based on the age when withdrawals begin and are applied to a benefit base to determine the guaranteed lifetime income amount available to a contractholder. The benefit base is equal to the variable annuity premium at contract issuance and may increase as a result of a ratchet feature that is driven by account performance and a roll-up feature that is driven by policy duration.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

All GMAB contracts with the hybrid GMAB/GLWB rider are included with GMAB contracts in the following tables. The following table summarizes the account values and net amount at risk, net of reinsurance, for variable annuity contracts with guarantees invested in both general and separate accounts as of December 31 (a contract may contain multiple guarantees):

	2009					2008
(in millions)	General account value	Separate account value	Total account value	Net amount at risk[1]	Wtd. avg. attained age	General account value	Separate account value	Total account value	Net amount at risk[1]	Wtd. avg. attained age
GMDB:
Return of premium	$728.8	$5,859.6	$6,588.4	$99.5	61	$912.1	$5,082.2	$5,994.3	$440.6	60
Reset	1,622.4	12,406.1	14,028.5	899.5	64	2,282.3	10,259.8	12,542.1	2,477.7	64
Ratchet	1,181.3	13,835.5	15,016.8	1,772.4	67	1,877.7	10,545.7	12,423.4	3,775.3	67
Rollup	41.8	258.7	300.5	17.7	73	48.5	241.9	290.4	25.9	72
Combo	229.1	1,577.3	1,806.4	325.6	69	306.0	1,398.1	1,704.1	621.2	69

Subtotal	3,803.4	33,937.2	37,740.6	3,114.7	65	5,426.6	27,527.7	32,954.3	7,340.7	65
Earnings enhancement	16.5	373.4	389.9	19.6	64	28.1	305.4	333.5	7.2	63

Total - GMDB	$3,819.9	$34,310.6	$38,130.5	$3,134.3	65	$5,454.7	$27,833.1	$33,287.8	$7,347.9	65

GMAB[2]:
5 Year	$383.0	$2,639.8	$3,022.8	$171.5	N/A	$607.0	$2,260.6	$2,867.6	$499.0	N/A
7 Year	393.6	2,151.9	2,545.5	180.4	N/A	451.6	1,814.3	2,265.9	482.9	N/A
10 Year	70.2	684.6	754.8	39.5	N/A	80.2	597.7	677.9	132.2	N/A

Total - GMAB	$846.8	$5,476.3	$6,323.1	$391.4	N/A	$1,138.8	$4,672.6	$5,811.4	$1,114.1	N/A

GMIB[3]:
Ratchet	$16.3	$242.0	$258.3	$0.3	N/A	$16.2	$228.5	$244.7	$5.6	N/A
Rollup	46.6	625.6	672.2	0.4	N/A	47.1	612.4	659.5	1.3	N/A
Combo	—	0.2	0.2	—	N/A	—	0.1	0.1	—	N/A

Total - GMIB	$62.9	$867.8	$930.7	$0.7	N/A	$63.3	$841.0	$904.3	$6.9	N/A

GLWB:
L.inc	$229.7	$7,056.7	$7,286.4	$67.3	N/A	$72.4	$3,248.4	$3,320.8	$571.5	N/A
Porfolio income insurance	—	20.7	20.7	—	N/A	—	—	—	—	N/A

Total - GLWB	$229.7	$7,077.4	$7,307.1	$67.3	N/A	$72.4	$3,248.4	$3,320.8	$571.5	N/A

[1]

Net amount at risk is calculated on a seriatim basis and equals the respective guaranteed benefit less the account value (or zero if the account value exceeds the guaranteed benefit). As it relates to GMIB, net amount at risk is calculated as if all policies were eligible to annuitize immediately, although all GMIB options have a waiting period of at least 7 years from issuance.

[2]	GMAB contracts with the hybrid GMAB/GLWB rider had account values of $5.32 billion and $4.59 billion as of December 31, 2009 and 2008, respectively.

[3]	The weighted average period remaining until expected annuitization is not meaningful and has not been presented because there is currently no material GMIB exposure.

Net amount at risk is highly sensitive to changes in financial market movements. See Note 5, Derivatives Not Qualifying for Hedge Accounting – Equity Market Risk Management, for a discussion of the Company’s risk management practices with respect to financial market exposure.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table summarizes account balances of variable annuity contracts that were invested in separate accounts as of December 31:

(in millions)	2009	2008
Mutual funds:
Bond	$4,920.2	$4,370.3
Domestic equity	24,598.8	18,676.2
International equity	3,046.9	2,421.4

Total mutual funds	32,565.9	25,467.9
Money market funds	1,473.4	2,146.4

Total	$34,039.3	$27,614.3

The following table summarizes the reserve balances, net of reinsurance, for variable annuity contracts with guarantees as of December 31:

(in millions)	2009	2008
Living benefit riders	$265.9	$1,698.0
GMDB	67.0	193.4
GMIB	3.1	5.5

The Company’s living benefit riders represent an embedded derivative in a variable annuity contract that is required to be separated from, and valued apart from, the host variable annuity contract. The embedded derivatives are carried at fair value. Subsequent changes in the fair value of the embedded derivatives are recognized in earnings as a component of net realized investment gains and losses. The fair value of the embedded derivatives is calculated based on a combination of capital market and actuarial assumptions. Projections of cash flows inherent in the valuation of the embedded derivative incorporate numerous assumptions including, but not limited to, expectations of contractholder persistency, contractholder withdrawal patterns, risk neutral market returns, correlations of market returns and market return volatility. As of December 31, 2009 and 2008, the net balance of the embedded derivatives for living benefits was a liability of $265.9 million and a liability of $1.70 billion, respectively. The GLWB component of living benefit riders was immaterial in 2009 and $699.9 million in 2008, respectively.

The Company’s incurred and paid amounts for living benefit features were immaterial for the years ended December 31, 2009 and 2008. The Company does not expect any meaningful level of claims under the living benefit features for several years and believes the impact of claims is expected to be mitigated by its economic hedging program.

During the year ended December 31, 2009, the Company recorded net realized investment gains on living benefit embedded derivatives and related economic hedging gains of $413.6 million. These gains were comprised of $1.50 billion of net realized investment gains on living benefit embedded derivatives and $1.08 billion of related economic hedging losses. The net realized investment gains on living benefit embedded derivatives primarily resulted from higher interest rates, lower volatility assumptions and an increase to the nonperformance component of the discount rate. The increase in net realized investment gains on embedded derivatives increased amortization of DAC by $389.6 million in 2009 compared to 2008, which is included in the Corporate and Other segment.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

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

The Company’s incurred and paid amounts for GMDBs were $132.4 million for the year ended December 31, 2009, compared to $67.1 million for the year ended December 31, 2008.

The following assumptions and methodology were used to determine the GMDB claim reserves as of December 31, 2009 and 2008:

•

Data used was based on a combination of historical numbers and future projections generally involving 250 and 50 probabilistically generated economic scenarios as of December 31, 2009 and 2008, respectively

•	Mean gross equity performance – 10.4% and 8.1% as of December 31, 2009 and 2008, respectively

•	Equity volatility – 18.0% and 18.7% as of December 31, 2009 and 2008, respectively

•	Mortality – 91% of Annuity 2000 Basic table for males, 101% for females as of December 31, 2009; and 100% of Annuity 2000 tables as of December 31, 2008

•	Asset fees – equivalent to mutual fund and product loads

•	Discount rate – approximately 7.0%

Lapse rate assumptions vary by duration as shown below:

December 31, 2009 Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	1.0%	2.0%	2.5%	3.0%	5.0%	6.0%	7.0%	7.0%	10.0%	10.0%
Maximum	3.5%	2.0%	4.0%	4.5%	35.0%	40.0%	18.5%	32.5%	32.5%	18.5%

December 31, 2008 Duration (years)	1	2	3	4	5	6	7	8	9	10+
Minimum	1.0%	2.0%	2.0%	3.0%	4.5%	6.0%	7.0%	7.0%	11.5%	11.5%
Maximum	1.5%	2.5%	4.0%	4.5%	40.0%	41.5%	21.5%	35.0%	35.0%	18.5%

The Company’s incurred and paid amounts for GMIBs were $7.2 million for the years ended December 31, 2009. The incurred and paid amounts were immaterial for 2008.

The Company did not transfer assets from the general account to the separate account for any of its variable annuity contracts during the years ended December 31, 2009 and 2008.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table summarizes account balances of variable universal life insurance contracts that were invested in separate accounts as of December 31:

(in millions)	2009	2008
Mutual funds:
Bond	$452.8	$412.7
Domestic equity	2,996.3	2,459.5
International equity	416.9	334.6

Total mutual funds	3,866.0	3,206.8
Money market funds	257.0	295.0

Total	$4,123.0	$3,501.8

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(12)	Short-Term Debt

The following table summarizes short-term debt as of December 31:

(in millions)	2009	2008
$550.0 million line of credit	$177.0	$46.0
$800.0 million commercial paper program	150.0	149.9
$350.0 million securities lending program facility	—	99.8

Total short-term debt	$327.0	$295.7

Nationwide Bank has the ability to borrow from a single financial institution under a $250.0 million line of credit agreement and $550.0 million repurchase-based advance agreement. The borrowings are collateralized by investments owned by Nationwide Bank and are included in the consolidated balance sheets. The available portion of the credit facilities is limited by the collateral value of loans or securities pledged. Nationwide Bank had $177.0 million and $46.0 million outstanding under the $550.0 million repurchase-based advance agreement as of December 31, 2009 and 2008, respectively, at a weighted average interest rate of 0.16% in 2009 and 1.94% in 2008. Nationwide Bank had no amounts outstanding under the $250.0 million line of credit agreement at December 31, 2009 and 2008. As of December 31, 2009, the total additional collateralized borrowing capacity under these agreements was $337.0 million.

The Company has available as a source of funds a $1.00 billion revolving credit facility entered into by NFS, NLIC and NMIC with a maturity of May 13, 2010. The facility provides for several and not joint liability with respect to any amount drawn by any party. The facility contains covenants, including, but not limited to, requirements that NMIC maintain statutory surplus in excess of $5.30 billion, the Company’s debt not exceed 40% of tangible net worth, as defined, and that NLIC maintain statutory surplus in excess of $1.67 billion. A breach by any borrower of the financial covenants will impact the availability of the line for the other borrowers and may accelerate payment. NMIC had no amounts outstanding under this agreement as of December 31, 2009. NLIC also has an $800.0 million commercial paper program and rating agency guidelines recommend that NLIC maintain minimum liquidity backup, which includes cash and liquid assets as well as committed bank lines, equal to 50% of any amounts outstanding under the commercial paper program. Therefore, availability under the aggregate $1.00 billion credit facility is reduced by the amount outstanding in excess of available cash and liquid assets. NLIC had $150.0 million of commercial paper outstanding at December 31, 2009 at a weighted average interest rate of 0.29% and $149.9 million outstanding at December 31, 2008 at a weighted average interest rate of 2.07%.

NLIC has entered into an agreement with its custodial bank to borrow against the cash collateral that is posted in connection with its securities lending program. This is an uncommitted facility contingent on the liquidity of the securities lending program. The borrowing facility was established to fund commercial mortgage loans that were originated with the intent of sale through securitization. The maximum amount available under the agreement is $350.0 million. The borrowing rate on this program is equal to one-month U.S. LIBOR. On July 31, 2009, NLIC paid down the $99.7 million principal balance on the securities lending program facility. NLIC had no amounts outstanding under this agreement as of December 31, 2009 compared to $99.8 million as of December 31, 2008.

The Company paid interest on short-term debt totaling $1.5 million, $10.4 million and $15.5 million in 2009, 2008 and 2007, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(13)	Long-Term Debt

The following table summarizes long-term debt as of December 31:

(in millions)	2009	2008
$300.0 million principal, 6.25% senior notes, due November 15, 2011	$299.7	$299.4
$300.0 million principal, 5.90% senior notes, due July 1, 2012	299.6	299.4
$200.0 million principal, 5.625% senior notes, due February 13, 2015	199.4	199.4
$200.0 million principal, 5.10% senior notes, due October 1, 2015	199.6	199.6
$400.0 million principal, 6.75% fixed-to-floating rate junior subordinated notes, due May 15, 2037	399.4	399.4
$100.0 million principal, 7.899% junior subordinated debentures issued to a related party, due March 1, 2037	103.1	103.1
Other	226.2	225.6

Total long-term debt	$1,727.0	$1,725.9

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

December 31, 2009, 2008 and 2007

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

The terms of each series of senior notes contain various restrictive business and financial covenants, including limitations on the disposition of subsidiaries. As of December 31, 2009 and 2008, the Company was in compliance with all such covenants.

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

The Company made interest payments on the senior notes of $57.9 million in 2009, $57.9 million in 2008 and $76.1 million in 2007.

Distributions related to junior subordinated debentures were classified as interest expense in the consolidated statements of income (loss). The Company made distributions of $35.1 million, $35.1 million and $21.3 million related to junior subordinated debentures in 2009, 2008 and 2007, respectively.

In addition, Nationwide Bank has fixed rate borrowings from various financial institutions totaling $220.0 million as of both December 31, 2009 and 2008, with interest rates ranging from 1.80% to 4.45%. These borrowings have maturity dates ranging from one to eighteen years, and all are secured by investments pledged by the subsidiary ($45.0 million will mature in 2010). Nationwide Bank made interest payments of $6.9 million in 2009, $4.7 million in 2008, and $0.1 million in 2007.

(14)	Federal Income Taxes

Effective January 1, 2009, pursuant to the merger agreement dated August 6, 2008 whereby NMIC and its affiliates purchased all of the NFS common stock they did not already own, Nationwide Corporation will own more than 80% of the value of NFS, meeting the requirements for NFS to join the NMIC consolidated federal income tax return. However, the life insurance company subsidiaries will not be eligible to join the NMIC consolidated federal income tax return until 2014. NFS will file a one day life/non-life federal income tax return (January 1, 2009) with all of its downstream subsidiaries with the exception of NF Reinsurance Ltd, by no later than September 15, 2010.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table summarizes the tax effects of temporary differences that give rise to significant components of the net deferred tax asset (liability) as of December 31:

(in millions)	2009	2008
Deferred tax assets:
Future policy benefits and claims	$1,108.5	$929.5
Securities available-for-sale	—	829.5
Derivatives	62.6	229.7
Capital loss carryforward	104.0	—
Other	341.4	341.4

Gross deferred tax assets	1,616.5	2,330.1
Less valuation allowance	(24.9)	(25.9)

Deferred tax assets, net of valuation allowance	1,591.6	2,304.2

Deferred tax liabilities:
Deferred policy acquisition costs	(1,092.6)	(1,277.2)
Securities available-for-sale	(225.7)	—
Value of business acquired	(95.6)	(116.2)
Other	(150.3)	(213.3)

Gross deferred tax liabilities	(1,564.2)	(1,606.7)

Net deferred tax asset (liability)	$27.4	$697.5

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the total gross deferred tax assets will not be realized. Future taxable amounts or recovery of federal income taxes paid within the statutory carryback period can offset nearly all future deductible amounts. Because it is more likely than not that certain deferred tax assets will not be realized, the Company established a valuation allowance of $24.9 million, $25.9 million and $23.7 million as of December 31, 2009, 2008 and 2007, respectively. No additional valuation allowances are required to be recognized as the Company has prudent and feasible tax planning strategies that would, if necessary, be implemented to utilize deferred tax assets.

The Company’s current federal income tax (liability) asset was $(74.8) million and $147.7 million as of December 31, 2009 and 2008, respectively.

Total federal income taxes (refunded) paid were $(66.0) million, $9.1 million and $155.0 million during the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, the Company has $297.1 million of capital loss carryforwards that can carry forward for five tax years and are expected to be fully utilized. In addition, the Company has $6.7 million in low income housing credit carryforwards which can be carried forward for twenty years. The Company expects that they will be fully utilized. The Company has $22.7 million in Alternative Minimum Tax (AMT) credit carryforwards, which can be carried forward until utilized. The Company expects to fully realize the AMT credits in the future.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following table summarizes the federal income tax expense (benefit) attributable to income (loss) from continuing operations for the years ended December 31:

(in millions)	2009	2008	2007
Current	$167.0	$(110.8)	$155.6
Deferred	(102.9)	(421.3)	35.1

Federal income tax expense (benefit)	$64.1	$(532.1)	$190.7

Total federal income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate to income (loss) from continuing operations before federal income tax expense (benefit) as follows for the years ended December 31:

	2009		2008		2007
(dollars in millions)	Amount	%	Amount	%	Amount	%
Computed tax expense (benefit)	$126.7	35.0	$(504.1)	35.0	$262.4	35.0
DRD	(58.6)	(16.2)	(42.1)	3.0	(67.5)	(9.0)
Impact of noncontrolling interest	18.3	5.1	25.3	(1.8)	17.8	2.4
Tax credits	(21.4)	(5.9)	(25.8)	1.8	(22.3)	(3.0)
Other, net	(0.9)	(0.3)	14.6	(1.0)	0.3	—

Total	$64.1	17.7	$(532.1)	37.0	$190.7	25.4

During 2009, the Company recorded $4.6 million of net federal income tax expense adjustments primarily related to differences between the 2008 estimated tax liability and the amounts reported on the Company’s 2008 tax returns. These changes in estimates primarily were driven by the Company’s separate account dividends received deduction (DRD) and foreign tax credit.

During the third quarter of 2008, the Company refined its separate account DRD calculation and estimation process. As a result, the Company reduced its third quarter separate account DRD projection from a federal income tax benefit of $15.7 million to a $5.7 million benefit. This reduction in estimate primarily was driven by the assumptions used in the estimation process regarding future dividend income within the separate accounts. The assumptions used in the separate account DRD calculation are based on the Company’s best estimate of future events.

In addition, during 2008, the Company recorded $13.2 million of net federal income tax expense adjustments primarily related to differences between the 2007 estimated tax liability and the amounts expected to be reported on the Company’s 2007 tax returns when filed. These changes in estimates primarily were driven by the Company’s separate account DRD.

During 2007, the Company recorded $8.1 million of net federal income tax expense adjustments primarily related to differences between the 2006 estimated tax liability and the amounts the Company reported on its 2006 tax returns

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

A rollforward of the beginning and ending uncertain tax positions, including permanent and temporary differences, but excluding interest and penalties, is as follows:

(in millions)	2009	2008
Balance at beginning of period	$44.0	$8.8
Additions for current year tax positions	36.8	37.7
Additions for prior years tax positions	15.2	0.3
Reductions for prior years tax positions	(1.1)	(2.8)

Balance at end of period	$94.9	$44.0

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate on December 31, 2009, is $43.0 million.

The Company has included tax on permanent uncertain tax positions and interest and penalties on all uncertain tax positions in determining the potential impact on the effective tax rate above. An uncertain tax timing position may result in the acceleration of cash payments to the IRS, but will not impact the effective tax rate.

During the years ended December 31, 2009, and 2008, the Company incurred $2.0 million and $1.0 million in interest and penalties, respectively. The Company accrued $3.8 million and $2.3 million for the payment of interest and penalties at December 31, 2009 and 2008, respectively. Interest expense and any associated penalties are shown as income tax expense.

Management is not aware of any reasonable possibility of a significant increase or decrease to the total of the uncertain tax positions within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years through 2002. The IRS recently completed an audit of the Company’s tax years 2003 through 2005. The statute remains open for these years as the Company completes the appeals process. See “Tax Matters” in Note 18 for more information on the Company’s tax years 2003 through 2005 audit and the related appeals process.

(15)	Shareholder’s Equity, Regulatory Risk-Based Capital, Statutory Results and Dividend Restrictions

Overview

On August 6, 2008, the Company entered into a definitive agreement for NMIC, Nationwide Corporation and NWM Merger Sub, Inc. for Nationwide Corporation to acquire by merger all of the outstanding Class A common stock of the Company it did not already own for $52.25 per share in cash. The transaction closed on January 1, 2009. The transaction was approved by the Company’s shareholders on December 31, 2008 and closed effective January 1, 2009. As a result of the transaction, Nationwide Corp. owns all of the outstanding capital stock of the Company.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Until the closing of the merger transaction on January 1, 2009, the holders of Class A common stock were entitled to one vote per share. The holders of Class B common stock were entitled to ten votes per share. Class A common stock had no conversion rights. Class B common stock had been convertible into Class A common stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A common stock for each share of Class B common stock converted. If at any time after the initial issuance of shares of Class A common stock the number of outstanding shares of Class B common stock fell below 5% of the aggregate number of issued and outstanding shares of common stock, then each outstanding share of Class B common stock would have automatically converted into one share of Class A common stock. In the event of any sale or transfer of shares of Class B common stock to any person or persons other than NMIC or its affiliates, such shares of Class B common stock so transferred would have been automatically converted into an equal number of shares of Class A common stock. Cash dividends of $0.87, $1.04 and $0.92 per common share were declared during 2008, 2007 and 2006, respectively. All of the shares of the Company’s Class A and Class B common stock were cancelled upon the closing of the merger transaction on January 1, 2009. The currently outstanding shares of the Company’s common stock are held by Nationwide Corp., are entitled to one vote per share, and have no conversion rights.

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

Statutory Results

The Company’s life insurance subsidiaries are required to prepare statutory financial statements in conformity with the NAIC’s Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable state department of insurance. Statutory accounting practices focus on insurer solvency and differ from GAAP materially. The principal differences include charging policy acquisition and certain sales inducement costs to expense as incurred, establishing future policy benefits and claims reserves using different actuarial assumptions, excluding certain assets from statutory admitted assets; and valuing investments and establishing deferred taxes on a different basis. The following tables summarize the statutory net income (loss) and statutory capital and surplus for the Company’s primary life insurance subsidiaries for the years ended December 31:

(in millions)	2009[1]	2008	2007
Statutory net income (loss)
NLIC	$397.3	$(919.4)	$410.8
NLAIC	(61.1)	(90.3)	(4.0)

Statutory capital and surplus
NLIC	$3,129.6	$2,749.9	$2,599.9
NLAIC	213.5	122.6	256.6

[1]	Unaudited as of the date of this report.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

On December 31, 2009, NLIC merged with its affiliate, NLICA, with NLIC as the surviving entity. In addition, NLIC’s subsidiary, NLAIC, merged with a subsidiary of NLICA, NLACA, effective as of December 31, 2009, with NLAIC as the surviving entity. The merger was accounted for at historical cost in a manner similar to a pooling of interests because the involved entities are under common control. NLICA and subsidiaries are reflected in the NLIC and subsidiaries’ current and prior year financial statements at the historical cost of the transferred net assets to provide comparative information as though the companies were combined for all periods presented. The merger had no impact on the consolidated results of operations of NFS.

NLIC received approval from the Ohio Department of Insurance (ODI) regarding the use of a permitted practice related to the statutory accounting provision for the admissibility of deferred tax assets as of December 31, 2008. The permitted practice modifies the practice prescribed by the NAIC by increasing the threshold for admissibility of deferred tax assets from 10% to 15% of statutory capital and surplus. The permitted practice resulted in an increase of NLIC’s estimated statutory surplus of $68.9 million as of December 31, 2008. The permitted practice had no impact on NLIC’s statutory net income. The benefits of this permitted practice was not considered by the Company when determining capital and surplus available for dividends during 2009.

In 2009, the NAIC adopted Statement of Statutory Accounting Principles No. 10R, Income Tax Revised – a temporary replacement of SSAP 10, which is similar to the ODI permitted practice adopted in 2008 with the exception of limiting capital and surplus available for dividends.

Dividend Restrictions

As an insurance holding company, NFS’ ability to meet debt service obligations and pay operating expenses and dividends depends primarily on the receipt of sufficient funds from its primary operating subsidiary, NLIC. The inability of NLIC to pay dividends to NFS in an amount sufficient to meet debt service obligations and pay operating expenses and dividends would have a material adverse effect on the Company. The payment of dividends by NLIC is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio, its domiciliary state. The State of Ohio insurance laws require Ohio-domiciled life insurance companies to seek prior regulatory approval to pay a dividend or distribution of cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding 12 months, exceeds the greater of (1) 10% of statutory-basis policyholders’ surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer for the prior year. NLIC’s statutory capital and surplus as of December 31, 2009 was $3.13 billion and statutory net income for the year ended December 31, 2009 was $397.3 million. NLIC did not pay any dividends to NFS during 2009. As of January 1, 2010, NLIC has the ability to pay dividends to NFS totaling $397.3 million upon providing prior notice to the ODI.

The State of Ohio insurance laws also require insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. Earned surplus is defined under the State of Ohio insurance laws as the amount equal to the Company’s unassigned funds as set forth in its most recent statutory financial statements, including net unrealized capital gains and losses or revaluation of assets. Additionally, following any dividend, an insurer’s policyholder surplus must be reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs. The payment of dividends by NLIC may also be subject to restrictions set forth in the insurance laws of the State of New York that limit the amount of statutory profits on NLIC’s participating policies (measured before dividends to policyholders) available for the benefit of the Company and its shareholder.

NFS currently does not expect such regulator requirements to impair the ability of its insurance company subsidiaries to pay sufficient dividends in order for NFS to have the necessary funds available to meet its obligations.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

Comprehensive Gain (Loss)

The Company’s other comprehensive income and loss includes net income (loss) and certain items that are reported directly within separate components of shareholder’s equity that are not recorded in net income.

The following table summarizes the Company’s other comprehensive gain (loss), before and after federal income tax benefit (expense), for the years ended December 31:

(in millions)	2009	2008	2007
Net unrealized gains (losses) on securities available-for-sale arising during the period:
Net unrealized gains (losses) before adjustments	$2,436.2	$(3,893.4)	$(274.7)
Net non-credit gains	38.4	—	—
Net adjustment to DAC	(584.9)	528.8	3.8
Net adjustment to VOBA	(9.4)	8.2	8.0
Net adjustment to future policy benefits and claims	(27.4)	127.8	5.9
Net adjustment to policyholder dividend obligation	(91.3)	88.7	2.2
Related federal income tax (expense) benefit	(616.6)	1,098.8	89.4

Net unrealized gains (losses)	1,145.0	(2,041.1)	(165.4)

Reclassification adjustment for net realized losses on securities available-for-sale realized during the period:
Net realized losses	388.2	1,139.5	103.5
Related federal income tax benefit	(135.9)	(398.8)	(36.2)

Net reclassification adjustment	252.3	740.7	67.3

Other comprehensive gain (loss) on securities available-for-sale	1,397.3	(1,300.4)	(98.1)

Accumulated net holding (losses) gains on cash flow hedges:
Unrealized holding (losses) gains	(4.1)	16.5	(17.2)
Related federal income tax benefit (expense)	1.5	(5.8)	6.0

Other comprehensive (loss) income on cash flow hedges	(2.6)	10.7	(11.2)

Other unrealized (losses) gains:
Net unrealized (losses) gains	(13.2)	12.6	(7.2)
Related federal income tax benefit (expense)	4.6	(4.2)	2.5

Other net unrealized (losses) gains	(8.6)	8.4	(4.7)

Unrecognized amounts on pension plans:
Net unrecognized amounts	—	(12.3)	1.0
Related federal income tax benefit (expense)	—	4.3	(0.4)

Other comprehensive (loss) income on unrecognized pension amounts	—	(8.0)	0.6

Total other comprehensive income (loss)	$1,386.1	$(1,289.3)	$(113.4)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

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

Adjustments for net realized gains and losses on the ineffective portion of cash flow hedges were immaterial during the years ended December 31, 2009, 2008 and 2007.

(16)	Employee Benefit Plans

The Company, excluding certain affiliated companies, participates in a qualified defined benefit pension plan (the Nationwide Retirement Plan or the NRP), several non-qualified defined benefit supplemental executive retirement plans, postretirement benefit plans (life and health care), and the Nationwide Savings Plan 401(k), all sponsored by NMIC. Effective January 30, 2008, NMIC merged the Nationwide Life Insurance Company of America (NLICA) Retirement Plan into the NRP.

The NRP covers all employees of participating employers who have completed at least one year of service and who are at least 21 years of age. Plan assets are invested in a third-party trust and group annuity contracts issued by NLIC. All participants are eligible for benefits based on an account balance formula. However, participants hired prior to 2002 are eligible for benefits based on the highest average annual salary of a specified number of consecutive years of the last ten years of service, if such benefits are of greater value than the account balance feature.

Effective January 1, 2010, NMIC amended the NRP to eliminate the company-paid early retirement enhancement (an additional benefit for associates retiring between ages 55 and 65), which is part of the FAP formula and to stop pay credits under the account balance formula for participants eligible for the account balance formula. An affected associate’s benefits, however, will not be less than the NRP benefit he or she accrued as of December 31, 2009, under the greater of the FAP formula or the account balance formula.

The Company funds pension costs accrued for direct employees plus an allocation of pension costs accrued for employees of affiliates whose work benefits the Company. In addition, separate non-qualified defined benefit pension plans sponsored by NMIC cover certain executives with at least one year of service. The Company’s portion of expense relating to these plans was $13.9 million, $7.9 million and $8.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The 2008 expense includes a gain of $5.4 million due to the merger of the NLICA Retirement Plan into the NRP.

See Note 17 for more information on group annuity contracts issued by the Company for various employee benefit plans sponsored by NMIC or its affiliates.

In addition to the NRP, the Company and certain affiliated companies participate in life and health care benefit plans sponsored by NMIC for qualifying retirees. Contributory post-retirement life and health care benefits are generally available to associates, hired prior to and continuously employed since June 1, 2000, for health care benefits, and prior to December 31, 1994, for life benefits, who have attained age 55, and have accumulated 15 years of service with the Company. The associate subsidy for the post-retirement death benefit was capped beginning in 2007. Employer subsidies for retiree life insurance ended as of December 31, 2008. No future employer contributions are anticipated for retiree life insurance and settlement accounting was applied during 2008. Post-retirement health care benefit contributions are adjusted annually and contain cost-sharing features such as deductibles and co-insurance. In addition, there are caps on the Company’s contribution to the cost of the post-retirement health care benefits. The Company does not receive a Medicare Part D subsidy from the government. The Company’s policy is to fund the cost of health care benefits in amounts determined at the discretion of management. Plan assets are invested in a group annuity contract issued by NLIC and a third-party trust.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

On September 3, 2009, NMIC announced changes to the post-retirement health care benefits available under the health care defined benefit plans. On December 31, 2009, each eligible associate’s current cost-sharing percentage was fixed and, following this date, Company contributions towards the cost of post-retirement health care coverage for eligible associates will be based only on service through December 31, 2009. This modification does not impact former associates receiving Nationwide-sponsored retiree health care benefits prior to January 1, 2010. Additionally, effective January 1, 2010, all associates not considered to be highly compensated employees, as defined by IRC 414, became eligible to receive an annual retiree health care credit up to a maximum of $1,000 per year, not to exceed a maximum lifetime benefit amount of $25,000, which includes any years of cost-sharing service earned by December 31, 2009. The credit is equal to one-third of otherwise unmatched Health Savings Account contributions and/or Nationwide Savings Plan (NSP) 401(a) contributions. No contributions will be made by NMIC if the associate does not make eligible contributions.

The Company’s portion of expense relating to these plans was immaterial for the years ended December 31, 2009, 2008 and 2007.

Defined Contribution Plans

NMIC sponsors the NSP, a defined contribution retirement savings plan (a 401(k) plan) covering substantially all of the Company’s associates. Associates may make salary deferral contributions of up to 80%. Salary deferrals of up to 6% are subject to a 50% Company match. In addition, NMIC sponsors the NLICA Producer’s Pension Plan, a defined contribution money purchase plan, covering statutory employees of NLICA. However, this plan has no active participants, and is in the process of being terminated. The Company’s expense for contributions to these plans was $11.0 million, $8.3 million and $8.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

In addition, Nationwide Services Company, LLC (NSC), a subsidiary of NMIC, provides data processing, systems development, hardware and software support, telephone, mail and other services to the Company, based on specified rates for units of service consumed. For the years ended December 31, 2009, 2008 and 2007, the Company made payments to NMIC and NSC totaling $241.5 million, $286.8 million and $288.5 million, respectively.

The Company has issued group annuity and life insurance contracts and performs administrative services for various employee benefit plans sponsored by NMIC or its affiliates. Total account values of these contracts were $3.10 billion and $2.96 billion as of December 31, 2009 and 2008, respectively. Total revenues from these contracts were $143.1 million, $137.9 million and $132.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, and include policy charges, net investment income from investments backing the contracts and administrative fees. Total interest credited to the account balances was $115.7 million, $115.6 million and $110.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The terms of these contracts are materially consistent with what the Company offers to unaffiliated parties.

The Company leases office space from NMIC. For the years ended December 31, 2009, 2008 and 2007, the Company made lease payments to NMIC of $24.6 million, $22.9 million and $24.4 million, respectively.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

NLIC has a reinsurance agreement with NMIC whereby all of NLIC’s accident and health business not ceded to unaffiliated reinsurers is ceded to NMIC on a modified coinsurance basis. Either party may terminate the agreement on January 1 of any year with prior notice. Under a modified coinsurance agreement, the ceding company retains invested assets, and investment earnings are paid to the reinsurer. Under the terms of NLIC’s agreements, the investment risk associated with changes in interest rates is borne by the reinsurer. The ceding of risk does not discharge the original insurer from its primary obligation to the policyholder. The Company believes that the terms of the modified coinsurance agreements are consistent in all material respects with what the Company could have obtained with unaffiliated parties. Revenues ceded to NMIC for the years ended December 31, 2009, 2008 and 2007 were $176.8 million, $202.3 million and $317.6 million, respectively, while benefits, claims and expenses ceded during these years were $196.2 million, $218.9 million and $348.1 million, respectively.

The Company also participates in intercompany repurchase agreements with affiliates whereby the seller transfers securities to the buyer at a stated value. Upon demand or after a stated period, the seller repurchases the securities at the original sales price plus interest. As of December 31, 2009 and 2008, the Company had no outstanding borrowings from affiliated entities under such agreements. During 2009, the Company had no outstanding borrowings at any given time. During 2008 and 2007, the most the Company had outstanding at any given time was $151.6 million and $178.2 million, respectively, and the amounts the Company incurred for interest expense on intercompany repurchase agreements during these years were immaterial.

The Company and various affiliates entered into agreements with Nationwide Cash Management Company (NCMC), an affiliate, under which NCMC acts as a common agent in handling the purchase and sale of short-term securities for the respective accounts of the participants. Amounts on deposit with NCMC for the benefit of the Company were $1.04 billion and $2.71 billion as of December 31, 2009 and 2008, respectively, and are included in short-term investments on the consolidated balance sheets.

The Company and an affiliate are currently developing a browser-based policy administration and online brokerage software application for defined benefit plans. In connection with the development of this application, the Company made net payments, which were expensed, to that affiliate related to development totaling $15.4 million, $15.1 million and $13.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Through September 30, 2002, the Company filed a consolidated federal income tax return with NMIC, as described in Note 14. Effective October 1, 2002, NFS began filing a consolidated federal tax return with its non-life insurance company subsidiaries. Total payments to (from) NMIC were $4.0 million and ($22.5) million during the years ended December 31, 2009 and 2008, respectively. These payments related to tax years prior to deconsolidation. There were no payments during 2007.

During 2009, NLIC sold, at fair value, commercial mortgage loans with a carrying value of $273.2 million to NMIC. The sale resulted in a net realized loss of $33.5 million to the Company.

During 2009, NLIC sold private equity investments to NMIC for $61.0 million, including the one private equity investment that is considered a VIE. The private equity investments were carried and sold at fair value. No gain or loss was recognized on the sale.

During 2008, a wholly-owned subsidiary of the Company sold, at fair value, securities with an estimated fair value of $144.2 million to NMIC. The sale resulted in a net realized loss of $23.5 million to the Company.

Nationwide Bank has purchased $92.9 million and originated $12.1 million in family residential real estate loans through Nationwide Advantage Mortgage Company, a subsidiary of NMIC.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

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

In addition, state and federal regulators and other governmental bodies have commenced investigations, proceedings or inquiries relating to compensation and bidding arrangements and possible anti-competitive activities between insurance producers and brokers and issuers of insurance products, and unsuitable sales and replacements by producers on behalf of the issuer. Also under investigation are compensation and revenue sharing arrangements between the issuers of variable insurance contracts and mutual funds or their affiliates, fee arrangements in retirement plans, the use of side agreements and finite reinsurance agreements, funding agreements issued to back MTN programs, recordkeeping and retention compliance by broker-dealers, and supervision of former registered representatives. Related investigations, proceedings or inquiries may be commenced in the future. The Company and/or its affiliates have been contacted by, self reported or received subpoenas from state and federal regulatory agencies and other governmental bodies, state securities law regulators and state attorneys general for information relating to certain of these investigations, including those relating to compensation, revenue sharing and bidding arrangements, anti-competitive activities, unsuitable sales or replacement practices, fee arrangements in retirement plans, the use of side agreements and finite reinsurance agreements, and funding agreements backing the MTN program. The Company is cooperating with regulators in connection with these inquiries and will cooperate with NMIC in responding to these inquiries to the extent that any inquiries encompass NMIC’s operations.

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

December 31, 2009, 2008 and 2007

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

On September 10, 2009, NRS was named in a lawsuit filed in the Circuit Court for Montgomery County, Alabama entitled Twanna Brown, Individually and on behalf of all other persons in Alabama who are similarly situated, v Nationwide Retirement Solutions, Inc., Alabama State Employees Association, PEBCO, Inc., Edwin “Mac” McArthur, Steve Walkley, Glenn Parker, Ulysses Lavender, Diana McLain, Randy Hebson, and Robert Wagstaff; and Unknown Defendants A-Z. On January 22, 2010, Brown filed an Amended Complaint alleging in Count One, that all the defendants were involved in a civil conspiracy and seeks to recover actual damages, forfeiture of all other payments and/or salaries to be the fruit of such other payments, punitive damages and costs and attorneys fees. In Count Two, although NRS is not named, it is alleged that the remaining defendants breached their fiduciary duties and seeks actual damages, forfeiture of all other payments and/or salaries to be the fruit of such other payments, punitive damages and costs and attorneys fees. In Count Three, although NRS is not named, the plaintiff seeks declaratory relief that the individual defendants breached their fiduciary duties, seeks injunctive relief permanently removing said defendants from their respective offices in the Alabama State Employees Association (ASEA) and PEBCO and costs and attorneys fees. In Count Four, it alleges that any money Nationwide paid belonged exclusively to ASEA for the use and benefit of its membership at large and not for the personal benefit of the individual defendants. Plaintiff seeks to recover actual damages from the individual defendants, forfeiture of all other payments and/or salaries to be the fruit of such other payments, punitive damages and costs and attorneys fees. On February 5, 2010, the Company filed a motion to dismiss, or in the alternative, a motion to stay the amended complaint. On February 9, 2010, the individual defendants filed a motion to dismiss the amended complaint. On December 13, 2009, the plaintiff filed a motion to consolidate this case with Nationwide Retirement Solutions, Inc. v. Alabama State Personnel Board, PEBCO, Inc. and Alabama State Employees Association. The Company continues to defend this case vigorously.

NFS, NMIC, Nationwide Mutual Fire Insurance Company (NMFIC), Nationwide Corporation and the directors of NFS have been named as defendants in several class actions brought by NFS shareholders. These lawsuits arose following the announcement of the joint offer by NMIC, NMFIC and Nationwide Corporation to acquire all of the outstanding shares of NFS’ Class A common stock. The defendants deny any and all allegations of wrongdoing and have defended these lawsuits vigorously. On August 6, 2008, NFS and NMIC, NMFIC and Nationwide Corp. announced that they had entered into a definitive agreement for the acquisition of all of the outstanding shares of NFS’ Class A common stock for $52.25 per share by Nationwide Corporation, subject to the satisfaction of specific closing conditions. Simultaneously, the plaintiffs and defendants entered into a memorandum of understanding for the settlement of these lawsuits. The memorandum of understanding provides, among other things, for the settlement of the lawsuits and release of the defendants and, in exchange for the release and without admitting any wrongdoing, defendant NMIC shall acknowledge that the pending lawsuits were a factor, among others, that led it to offer an increased share price in the transaction. NMIC shall agree to pay plaintiffs’ attorneys’ fees and the costs of notifying the class members of the settlement. The memorandum of understanding is conditioned upon court approval of the proposed settlement. The court held the fairness hearing for approval of the proposed settlement on June 23, 2009. The court approved the class settlement, certified the class, awarded attorneys’ fees and costs, and dismissed the case on August 19, 2009. No appeals were taken. NMIC paid the agreed upon fees on December 3, 2009.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

On November 20, 2007, NRS and NLIC were named in a lawsuit filed in the Circuit Court of Jefferson County, Alabama entitled Ruth A. Gwin and Sandra H. Turner, and a class of similarly situated individuals v Nationwide Life Insurance Company, Nationwide Retirement Solutions, Inc., Alabama State Employees Association, PEBCO, Inc. and Fictitious Defendants A to Z. On December 2, 2008, NRS and NLIC were named in an Amended Class Action Complaint filed in the Circuit Court of Jefferson County, Alabama entitled Ruth A. Gwin, Steven E. Coker, Sandra H. Turner, and a class of similarly situated individuals v. Nationwide Life Insurance Company, Nationwide Retirement Solutions, Inc, Alabama State Employees Association, Inc., PEBCO, Inc. and Fictitious Defendants A to Z claiming to represent a class of all participants in the Alabama State Employees Association (ASEA) Plan, excluding members of the Deferred Compensation Committee, members of the Board of Control, ASEA’s directors, officers and board members, and PEBCO directors, officers and board members. The class period is from November 20, 2001 to the date of trial. In the amended class action complaint, the plaintiffs allege breach of fiduciary duty, wantonness and breach of contract. The amended class action complaint seeks a declaratory judgment, an injunction, an appointment of an independent fiduciary to protect Plan participants, disgorgement of amounts paid, reformation of Plan documents, compensatory damages and punitive damages, plus interest, attorneys’ fees and costs and such other equitable and legal relief to which plaintiffs and class members may be entitled. Also, on December 2, 2008, the plaintiffs filed a motion for preliminary injunction seeking an order requiring periodic payments made by NRS and/or NLIC to ASEA or PEBCO to be held in a trust account for the benefit of Plan participants. On December 16, 2008, the Companies filed their Answer. On April 28, 2009, the court entered an order denying the plaintiffs’ motion for preliminary injunction. NRS and NLIC continue to defend this case vigorously.

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

On November 15, 2006, NFS, NLIC and NRS were named in a lawsuit filed in the United States District Court for the Southern District of Ohio entitled Kevin Beary, Sheriff of Orange County, Florida, In His Official Capacity, Individually and On Behalf of All Others Similarly Situated v. Nationwide Life Insurance Co., Nationwide Retirement Solutions, Inc. and Nationwide Financial Services, Inc. The plaintiff sought to represent a class of all sponsors of 457(b) deferred compensation plans in the United States that had variable annuity contracts with the defendants at any time during the class period, or in the alternative, all sponsors of 457(b) deferred compensation plans in Florida that had variable annuity contracts with the defendants during the class period. The class period is from January 1, 1996 until the class notice is provided. The plaintiff alleged that the defendants breached their fiduciary duties by arranging for and retaining service payments from certain mutual funds. The complaint sought an accounting, a declaratory judgment, a permanent injunction and disgorgement or restitution of the service fee payments allegedly received by the defendants, including interest. On January 25, 2007, NFS, NLIC and NRS filed a motion to dismiss. On September 17, 2007, the Court granted the motion to dismiss. On October 1, 2007, the plaintiff filed a motion to vacate judgment and for leave to file an amended complaint. On September 15, 2008, the Court denied the plaintiffs’ motion to vacate judgment and for leave to file an amended complaint. On February 3, 2010, the Sixth Circuit Court of Appeals affirmed the District Court’s dismissal of this case. NFS, NLIC and NRS continue to defend this lawsuit vigorously.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

On August 15, 2001, NFS and NLIC were named in a lawsuit filed in the United States District Court for the District of Connecticut entitled Lou Haddock, as trustee of the Flyte Tool & Die, Incorporated Deferred Compensation Plan, et al v. Nationwide Financial Services, Inc. and Nationwide Life Insurance Company. In the plaintiffs’ sixth amended complaint, filed November 18, 2009, they amended the list of named plaintiffs and claim to represent a class of qualified retirement plan trustees under ERISA that purchased variable annuities from NLIC. The plaintiffs allege that they invested ERISA plan assets in their variable annuity contracts and that NLIC and NFS breached ERISA fiduciary duties by allegedly accepting service payments from certain mutual funds. The complaint seeks disgorgement of some or all of the payments allegedly received by NFS and NLIC, other unspecified relief for restitution, declaratory and injunctive relief, and attorneys’ fees. On November 6, 2009, the Court granted the plaintiff’s motion for class certification and certified a class of “All trustees of all employee pension benefit plans covered by ERISA which had variable annuity contracts with NFS and NLIC or whose participant’s had individual variable annuity contracts with NFS and NLIC at any time from January 1, 1996, or the first date NFS and NLIC began receiving payments from mutual funds based on a percentage of assets invested in the funds by NFS and NLIC, whichever came first, to the date of November 6, 2009”. Also on November 6, 2009, the Court denied plaintiffs’ motion to strike NFS and NLIC’s counterclaim for breach of fiduciary duty against the Trustees, in the event NFS and NLIC are held to be a fiduciary at trial, and granted H. Grady Chandler’s motion to intervene. On November 23, 2009, NFS and NLIC filed a rule 23(f) petition asking the Second Circuit Court of Appeals to hear an appeal of the District Court’s order granting class certification. On December 2, 2009, NFS and NLIC filed an answer to the 6th Amended Complaint. On January 29, 2010, the Companies filed a motion for class certification against the four named plaintiffs, as trustees of their respective retirement plans and against the trustees of other ERISA retirement plans who become members of the class certified in this lawsuit, for breach of fiduciary duty to the plans because the trustees approved and accepted the advantages of the allegedly unlawful “revenue sharing” payments. NFS and NLIC continue to defend this lawsuit vigorously.

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

December 31, 2009, 2008 and 2007

In Revenue Ruling 2007-61, released September 25, 2007, the IRS and the U.S. Department of the Treasury suspended Revenue Ruling 2007-54 and informed taxpayers of their intention to address certain issues in connection with the DRD in future tax regulations. Final tax regulations could impact the Company’s DRD in periods subsequent to their effective date.

The IRS recently completed an audit of the Company’s tax years 2003 through 2005. As a result of this audit, the Company received a Revenue Agent’s Report (RAR) and 30-Day Letter (requiring payment of additional tax due or the preparation of protest to start the appeals process) from the IRS in July 2009. The RAR includes an adjustment to reduce the Company’s DRD for the above tax years resulting in additional tax due of $151.0 million. The Company is currently at appeals on this issue and believes that it will ultimately prevail based on technical merits.

(19)	Guarantees

Since 2002, the Company has sold $696.1 million of credit enhanced equity interests in LIHTC Funds to unrelated third parties. The Company has guaranteed cumulative after-tax yields to the third party investors ranging from 3.75% to 7.75% over periods ending between 2002 and 2025. As of December 31, 2009 and 2008, the Company held guarantee reserves totaling $5.5 million and $5.1 million, respectively, on these transactions. These guarantees are in effect for periods of approximately 15 years each. The LIHTC Funds provide a stream of tax benefits to the investors that will generate a yield and return of capital. If the tax benefits are not sufficient to provide these cumulative after-tax yields, then the Company must fund any shortfall, which is mitigated by stabilization collateral set aside by the Company at the inception of the transactions. The maximum amount of undiscounted future payments that the Company could be required to pay the investors under the terms of the guarantees is $985.9 million. The Company does not anticipate making any material payments related to these guarantees.

As of December 31, 2009, the Company did not hold any stabilization reserves as collateral for certain properties owned by the LIHTC Funds, as the LIHTC Funds have met all of the criteria necessary to generate tax credits. Such criteria include completion of construction and the leasing of each unit to a qualified tenant, among others. Properties meeting the necessary criteria are considered to have “stabilized.” The properties are evaluated regularly, and the collateral is released when stabilized. During 2009, the stabilization reserve was not increased and the remainder of the stabilization reserve, $0.8 million, was released into income. In 2008, $0.8 million of the stabilization reserve was released into income.

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

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

LIHTC Funds

The Company provides guarantees to limited partners related to the amount of tax credits that will be generated by the funds (see Note 19). The results of operations and financial position of each VIE of which the Company is the primary beneficiary are consolidated along with corresponding noncontrolling interest in the accompanying consolidated financial statements.

The Company had relationships with 19 LIHTC Funds that are considered VIEs as of December 31, 2009 and December 31, 2008, where the Company was the primary beneficiary. Net assets of these consolidated VIEs were $350.6 million and $416.0 million as of December 31, 2009 and December 31, 2008, respectively. The following table summarizes the components of net assets as of December 31:

(in millions)	2009	2008
Other long-term investments	$314.3	$371.1
Short-term investments	16.4	20.9
Other assets	33.8	41.6
Other liabilities	(13.9)	(17.6)

The Company’s total loss exposure from consolidated VIEs was immaterial as of December 31, 2009 and December 31, 2008 (except for the impact of guarantees disclosed in Note 19). Creditors (or beneficial interest holders) of the consolidated VIEs have no recourse to the general credit of the Company.

These LIHTC Funds are financed through the sale of these funds into the secondary market. The proceeds from these sales are used to participate in low-income housing projects that provide tax benefits to the investors.

In addition to the consolidated VIEs described above, the Company holds variable interests in other LIHTC Funds that qualify as VIEs where the Company is not the primary beneficiary. The carrying amount on these unconsolidated VIEs was $110.0 million and $156.3 million as of December 31, 2009 and December 31, 2008, respectively. The total exposure to loss on these unconsolidated VIEs was $122.9 million and $179.6 million as of December 31, 2009 and December 31, 2008, respectively. The total exposure to loss is determined by adding any unfunded commitments to the carrying amount of the VIEs.

Structured Products

The Company had a relationship with one structured product investment that is considered a VIE as of December 31, 2009 and December 31, 2008, where the Company was the primary beneficiary. Net assets of this consolidated VIE were $9.2 million and $8.9 million as of December 31, 2009 and December 31, 2008, respectively. Creditors (or beneficial interest holders) of the consolidated VIE have no recourse to the general credit of the Company. There are no arrangements that would require the Company to provide financial support to the VIE.

The Company was invested in 7 and 12 structured product investments that are considered VIEs as of December 31, 2009 and 2008, respectively, where the Company is not the primary beneficiary. These structured products are in the form of synthetic collateralized debt obligations and collateralized lease obligations. The carrying amount on these unconsolidated VIEs was $31.8 million and $17.8 million as of December 31, 2009 and 2008, respectively. The total exposure to loss on these unconsolidated VIEs is determined to be the carrying amount of the VIEs.

Private Equity Investments

The Company had a relationship with one private equity investment that is considered a VIE as of December 31, 2008, where the Company was the primary beneficiary. On September 30, 2009, NLIC sold this private equity investment, which had net assets of $14.1 million, to NMIC.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

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

Individual Investments

The Individual Investments segment consists of individual annuity products marketed under the The BEST of AMERICA®, Nationwide DestinationSM and other Nationwide-specific or private label brands. Deferred annuity contracts provide the customer with tax-deferred accumulation of savings and flexible payout options including lump sum, systematic withdrawal or a stream of payments for life. In addition, deferred variable annuity contracts provide the customer with access to a wide range of investment options and asset protection features, while individual fixed annuity contracts generate a return for the customer at a specified interest rate fixed for prescribed periods. Immediate annuities differ from deferred annuities in that the initial premium is exchanged for a stream of income for a certain period or for the owner’s lifetime without future access to the original investment. Portfolio income insurance is a form of deferred annuity that provides the income protection features common to today’s variable annuities to owners of specific managed account investments whose assets are outside of the annuity product. The majority of assets and recent sales for the Individual Investments segment consist of deferred variable annuities.

Retirement Plans

The Retirement Plans segment is comprised of the Company’s private and public sector retirement plans business. The private sector primarily includes Internal Revenue Code (IRC) Section 401 fixed and variable group annuity business generated through NLIC and trust and custodial services through Nationwide Trust Company, FSB a division of Nationwide Bank. Also included in the private sector is Registered Investment Advisors Services, Inc. d/b/a RIA Services, Inc., which facilitates professional money management of participant assets by registered investment advisors. The public sector primarily includes IRC Section 457 and Section 401(a) business in the form of full-service arrangements that provide plan administration and fixed and variable group annuities as well as administration-only business.

Individual Protection

The Individual Protection segment consists of investment life insurance products, including individual variable, COLI and BOLI products; traditional life insurance products; and universal life insurance products. Life insurance products provide a death benefit and generally allow the customer to build cash value on a tax-advantaged basis.

Corporate and Other

The Corporate and Other segment includes the MTN program; the retail operations of Nationwide Bank; structured products business; revenues and expenses of the Company’s retail asset management and non-insurance subsidiaries not reported in other segments; non-operating realized gains and losses and related amortization, including mark-to-market adjustments on embedded derivatives, net of economic hedges, related to products with living benefits; and other revenues and expenses not allocated to other segments.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

The following tables summarize the Company’s business segment operating results for the years ended December 31:

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2009
Revenues:
Policy charges	$521.9	$92.8	$633.7	$(3.7)	$1,244.7
Premiums	191.2	—	297.6	—	488.8
Net investment income	562.0	679.0	492.7	281.4	2,015.1
Non-operating net realized investment gains[1]	—	—	—	619.1	619.1
Other-than-temporary impairments losses	—	—	—	(574.6)	(574.6)
Other income[2]	(150.0)	303.2	1.7	136.5	291.4

Total revenues	1,125.1	1,075.0	1,425.7	458.7	4,084.5

Benefits and expenses:
Interest credited to policyholder accounts	393.6	432.5	200.8	113.1	1,140.0
Benefits and claims	247.3	—	549.7	27.0	824.0
Policyholder dividends	—	—	87.0	—	87.0
Amortization of DAC	(1.4)	44.5	158.1	264.4	465.6
Amortization of VOBA and other intangible assets	0.9	9.2	45.0	9.1	64.2
Interest expense	—	—	—	103.0	103.0
Other operating expenses	180.5	405.9	189.6	262.6	1,038.6

Total benefits and expenses	820.9	892.1	1,230.2	779.2	3,722.4

Income (loss) from continuing operations before federal income tax expense (benefit)	304.2	182.9	195.5	(320.5)	$362.1

Less: non-operating net realized investment gains[1]	—	—	—	(619.1)
Less: non-operating other-than-temporary impairment losses	—	—	—	574.6
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	296.5
Less: net loss attributable to noncontrolling interest	—	—	—	52.3

Pre-tax operating earnings (loss)	$304.2	$182.9	$195.5	$(16.2)

Assets as of year end	$47,590.9	$25,392.2	$23,011.5	$6,518.6	$102,513.2

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, net realized gains and losses related to hedges on GMDB contracts and securitizations).

[2]	Includes operating items discussed above.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2008
Revenues:
Policy charges	$602.9	$119.9	$617.7	$—	$1,340.5
Premiums	120.2	—	297.5	—	417.7
Net investment income	530.4	650.8	486.8	303.3	1,971.3
Non-operating net realized investment losses[1]	—	—	—	(410.4)	(410.4)
Other-than-temporary impairment losses	—	—	—	(1,146.4)	(1,146.4)
Other income[2]	131.9	320.6	3.2	79.2	534.9

Total revenues	1,385.4	1,091.3	1,405.2	(1,174.3)	2,707.6

Benefits and expenses:
Interest credited to policyholder accounts	379.1	435.9	196.1	199.4	1,210.5
Benefits and claims	378.5	—	508.7	(11.8)	875.4
Policyholder dividends	—	—	93.1	—	93.1
Amortization of DAC	647.7	40.6	129.9	(126.6)	691.6
Amortization of VOBA and other intangible assets	7.8	1.6	22.1	0.9	32.4
Interest expense	—	—	—	105.6	105.6
Other operating expenses	192.5	411.0	198.8	336.9	1,139.2

Total benefits and expenses	1,605.6	889.1	1,148.7	504.4	4,147.8

(Loss) income from continuing operations before federal income tax (benefit) expense	(220.2)	202.2	256.5	(1,678.7)	$(1,440.2)

Less: non-operating net realized investment losses[1]	—	—	—	410.4
Less: non-operating other-than-temporary impairment losses	—	—	—	1,146.4
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(139.2)
Less: net loss attributable to noncontrolling interest	—	—	—	72.3

Pre-tax operating (loss) earnings	$(220.2)	$202.2	$256.5	$(188.8)

Assets as of year end	$42,305.8	$22,420.7	$20,703.7	$9,042.4	$94,472.6

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, net realized gains and losses related to hedges on GMDB contracts and securitizations).

[2]	Includes operating items discussed above.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(in millions)	Individual Investments	Retirement Plans	Individual Protection	Corporate and Other	Total
2007
Revenues:
Policy charges	$662.6	$147.3	$574.0	$—	$1,383.9
Premiums	133.3	—	299.4	—	432.7
Net investment income	642.9	655.2	472.3	506.3	2,276.7
Non-operating net realized investment losses[1]	—	—	—	(35.1)	(35.1)
Other-than-temporary impairments losses	—	—	—	(117.7)	(117.7)
Other income[2]	31.0	343.7	4.0	209.7	588.4

Total revenues	1,469.8	1,146.2	1,349.7	563.2	4,528.9

Benefits and expenses:
Interest credited to policyholder accounts	444.3	443.3	192.0	262.4	1,342.0
Benefits and claims	233.5	—	449.4	—	682.9
Policyholder dividends	—	—	83.1	—	83.1
Amortization of DAC	287.1	27.4	93.1	(25.5)	382.1
Amortization of VOBA and other intangible assets	5.3	2.7	40.4	1.8	50.2
Interest expense	—	—	—	110.6	110.6
Debt extinguishment costs	—	—	—	10.2	10.2
Other operating expenses	198.9	420.2	191.9	307.3	1,118.3

Total benefits and expenses	1,169.1	893.6	1,049.9	666.8	3,779.4

Income (loss) from continuing operations before federal income tax expense	300.7	252.6	299.8	(103.6)	$749.5

Less: non-operating net realized investment losses[1]	—	—	—	35.1
Less: non-operating other-than-temporary impairment losses	—	—	—	117.7
Less: adjustment to amortization related to net realized investment gains and losses	—	—	—	(25.5)
Less: net loss attributable to noncontrolling interest	—	—	—	50.9

Pre-tax operating earnings	$300.7	$252.6	$299.8	$74.6

Assets as of year end	$56,555.8	$27,956.6	$22,920.6	$11,774.1	$119,207.1

[1]

Excluding operating items (periodic net amounts paid or received on interest rate swaps that do not qualify for hedge accounting treatment, trading portfolio realized gains and losses, trading portfolio valuation changes, net realized gains and losses related to hedges on GMDB contracts and securitizations).

[2]	Includes operating items discussed above.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(22)	Quarterly Results of Operations (Unaudited)

The following tables summarize the unaudited quarterly results of operations for the years ended December 31:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Revenues:
Policy charges	$286.3	$319.4	$310.7	$328.3
Premiums	118.1	127.8	119.6	123.3
Net investment income	484.7	514.5	513.3	502.6
Net realized investment gains (losses)	365.2	139.5	(138.4)	95.1
Other-than-temporary impairment losses	(327.0)	(38.9)	(149.0)	(59.7)
Other income	98.4	104.3	118.6	127.8

Total revenues	1,025.7	1,166.6	774.8	1,117.4

Benefits and expenses:
Interest credited to policyholder accounts	283.6	293.5	284.4	278.5
Benefits and claims	322.7	137.9	158.8	204.6
Policyholder dividends	21.4	23.5	22.4	19.7
Amortization of DAC	303.0	159.0	97.6	(94.0)
Amortization of VOBA and other intangible assets	7.0	21.3	12.0	23.9
Interest expense	26.0	25.8	25.7	25.5
Other operating expenses	254.5	244.0	261.3	278.8

Total benefits and expenses	1,218.2	905.0	862.2	737.0

(Loss) income from continuing operations before federal income tax (benefit) expense	(192.5)	261.6	(87.4)	380.4
Federal income tax (benefit) expense	(74.1)	69.6	(56.5)	125.1

(Loss) income from continuing operations	(118.4)	192.0	(30.9)	255.3
Less: Net loss attributable to noncontrolling interest	11.0	13.8	13.7	13.8

Net (loss) income attributable to NFS	$(107.4)	$205.8	$(17.2)	$269.1

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

December 31, 2009, 2008 and 2007

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Revenues:
Policy charges	$345.1	$354.4	$336.8	$304.2
Premiums	109.1	105.2	89.8	113.6
Net investment income	519.5	511.5	480.8	459.5
Net realized investment (losses) gains	(110.5)	61.6	(158.5)	(196.1)
Other-than-temporary impairment losses	(88.4)	(95.5)	(396.6)	(565.9)
Other income	141.5	143.3	132.3	110.9

Total revenues	916.3	1,080.5	484.6	226.2

Benefits and expenses:
Interest credited to policyholder accounts	312.6	294.1	300.5	303.3
Benefits and claims	183.5	178.7	183.7	329.5
Policyholder dividends	23.9	24.4	23.7	21.1
Amortization of DAC	66.4	169.5	224.8	230.9
Amortization of VOBA and other intangible assets	9.2	4.1	9.6	9.5
Interest expense	27.7	25.9	26.1	25.9
Other operating expenses	270.7	273.5	254.3	340.7

Total benefits and expenses	894.0	970.2	1,022.7	1,260.9

Income (loss) from continuing operations before federal income tax (benefit) expense	22.3	110.3	(538.1)	(1,034.7)
Federal income tax (benefit) expense	(10.8)	36.4	(191.7)	(366.0)

Income (loss) from continuing operations	33.1	73.9	(346.4)	(668.7)
Discontinued operations, net of taxes	0.9	(0.7)	(9.2)	(4.2)

Net income (loss)	34.0	73.2	(355.6)	(672.9)
Less: Net loss attributable to noncontrolling interest	10.5	12.2	9.2	40.4

Net income (loss) attributable to NFS	44.5	85.4	(346.4)	(632.5)

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule I Consolidated Summary of Investments – Other Than Investments in Related Parties

As of December 31, 2009 (in millions)

Column A	Column B	Column C	Column D
Type of investment	Cost	Market value	Amount at which shown in the consolidated balance sheet
Fixed maturity securities available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. Government corporations	$152.0	$167.9	$167.9
U.S. Government agencies	551.4	602.9	602.9
Obligations of states and political subdivisions	608.4	590.8	590.8
Foreign governments	69.9	75.1	75.1
Public utilities	2,487.3	2,598.6	2,598.6
All other corporate	23,611.2	23,133.1	23,133.1

Total fixed maturity securities available-for-sale	27,480.2	27,168.4	27,168.4

Equity securities available-for-sale:
Common stocks:
Banks, trusts and insurance companies	28.2	31.5	31.5
Industrial, miscellaneous and all other	15.7	16.4	16.4
Nonredeemable preferred stocks	19.5	19.2	19.2

Total equity securities available-for-sale	63.4	67.1	67.1

Trading assets	57.4	35.8	35.8
Mortgage loans on real estate, net	7,160.2		7,085.9	[1]
Real estate, net:
Investment properties	11.4		8.9	[2]

Total real estate, net	11.4		8.9

Policy loans	1,050.4		1,050.4
Other long-term investments	857.4		857.4
Short-term investments, including amounts managed by a related party	1,161.4		1,161.4

Total investments	$37,841.8		$37,435.3

[1]

Difference from Column B primarily is attributable to valuation allowances due to impairments on mortgage loans on real estate (see Note 6 to the audited consolidated financial statements), hedges and commitment hedges on mortgage loans on real estate.

[2]	Difference from Column B primarily results from adjustments for accumulated depreciation.

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule II Condensed Financial Information of Registrant (in millions)

Condensed Balance Sheets		December 31,
		2009	2008
Assets
Investments in subsidiaries		$5,393.9	$3,638.3
Short-term investments, including amounts managed by a related party		69.5	61.0
Trading assets		35.8	66.1
Investment in surplus notes from a subsidiary		700.0	700.0
Other assets		145.3	133.5

Total assets		$6,344.5	$4,598.9

Liabilities and Shareholders’ Equity
Long-term debt		$1,500.8	$1,500.3
Other liabilities		31.5	40.4

Total liabilities		1,532.3	1,540.7
Shareholders’ equity		4,812.2	3,058.2

Total liabilities and shareholders’ equity		$6,344.5	$4,598.9

Condensed Statements of Income (Loss)	Years ended December 31,
	2009	2008	2007
Revenues:
Dividends received from subsidiaries	$44.0	$463.2	$789.9
Net investment income	62.2	70.2	69.4
Net realized investment gains (losses)	7.5	(31.9)	(2.1)
Other income	0.4	0.1	0.6

Total revenues	114.1	501.6	857.8

Expenses:
Interest expense	94.3	94.3	94.2
Debt extinguishment costs	—	—	10.2
Other operating expenses	8.5	21.7	18.4

Total expenses	102.8	116.0	122.8

Income before federal income tax benefit	11.3	385.6	735.0
Federal income tax benefit	(8.0)	(7.6)	(6.2)

Income from continuing operations before equity in undistributed net income (loss) of subsidiaries	19.3	393.2	741.2
Equity in undistributed net income (loss) of subsidiaries	331.0	(1,231.3)	(87.0)

Income (loss) from continuing operations	350.3	(838.1)	654.2
Discontinued operations, net of taxes	—	(10.9)	(27.4)

Net income (loss)	$350.3	$(849.0)	$626.8

See accompanying notes to condensed financial statements and report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule	II Condensed Financial Information of Registrant, Continued

Condensed Statements of Cash Flows (in millions)	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$350.3	$(849.0)	$626.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized investment (gains) losses	(7.5)	31.9	2.1
Equity in undistributed net (income) loss of subsidiaries	(331.0)	1,231.3	87.0
Other, net	(23.1)	(219.6)	(66.4)

Net cash (used in) provided by operating activities	(11.3)	194.6	649.5

Cash flows from investing activities:
Proceeds from maturity of securities available-for-sale	—	2.1	30.6
Proceeds from sale of securities available-for-sale	0.3	111.5	—
Cost of securities available-for-sale acquired	(0.6)	—	(148.9)
Net (increase) decrease in short-term investments	(8.5)	(32.2)	131.7
Capital contributed to subsidiaries	(40.0)	(153.4)	—
Subsidiary mergers and acquisitions	—	—	(319.2)
Subsidiary sale	—	41.3	115.4
Other, net	—	0.3	(0.8)

Net cash used in investing activities	(48.8)	(30.4)	(191.2)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	—	—	395.4
Principal payments on long-term debt	—	—	(300.0)
Cash dividends paid	44.0	(156.2)	(186.9)
Common shares repurchased under announced program	—	(32.9)	(502.4)
Other, net	15.9	24.8	135.6

Net cash provided by (used in) financing activities	59.9	(164.3)	(458.3)

Net (decrease) increase in cash	(0.2)	(0.1)	—
Cash, beginning of year	0.2	0.3	0.3

Cash, end of year	$0.0	$0.2	$0.3

Supplemental Non-cash Disclosure:
Dividends received from subsidiaries	$—	$179.4	$—

See accompanying notes to condensed financial statements and report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule II Condensed Financial Information of Registrant, Continued

Notes	to Condensed Financial Statements

(1)	Organization and Presentation

NFS is the holding company for NLIC and other companies that comprise the domestic life insurance and retirement savings operations of the Nationwide group of companies.

(2)	Long-term Debt and Guarantees

The following table summarizes long-term debt as of December 31:

(in millions)	2009	2008
$300.0 million principal, 6.25% senior notes, due November 15, 2011	$299.7	$299.4
$300.0 million principal, 5.90% senior notes, due July 1, 2012	299.6	299.4
$200.0 million principal, 5.625% senior notes, due February 13, 2015	199.4	199.4
$200.0 million principal, 5.10% senior notes, due October 1, 2015	199.6	199.6
$400.0 million principal, 6.75% fixed-to-floating rate junior subordinated notes, due May 15, 2037	399.4	399.4
$100.0 million principal, 7.899% junior subordinated debentures issued to a related party, due March 1, 2037	103.1	103.1

Total long-term debt	$1,500.8	$1,500.3

See Note 13 to the audited consolidated financial statements of the Company included earlier in this report for a complete description of the components of long-term debt and disclosure of distributions classified as interest expense.

(3)	Related Party Transactions

NLIC made interest payments to NFS on surplus notes totaling $53.7 million in 2009, 2008 and 2007. Payments of interest and principal under the notes require the prior approval of the ODI.

See Note 17 to the audited consolidated financial statements of the Company included earlier in this report for a description of other related party transactions.

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule III Supplementary Insurance Information

As of December 31, 2009, 2008 and 2007 and for each of the years then ended (in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Year: Segment	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue
2009
Individual Investments	$1,911.5	$10,870.4			$191.2
Retirement Plans	270.6	11,702.4			—
Individual Protection	1,770.0	8,746.6			297.6
Corporate and Other	31.0	1,831.3			—

Total	$3,983.1	$33,150.7			$488.8

2008
Individual Investments	$1,883.0	$12,476.8			$120.2
Retirement Plans	290.1	11,497.5			—
Individual Protection	1,734.8	8,356.1			297.5
Corporate and Other	615.9	3,389.6			—

Total	$4,523.8	$35,720.0			$417.7

2007
Individual Investments	$2,078.0	$11,316.4			$133.3
Retirement Plans	292.9	10,973.1			—
Individual Protection	1,637.6	8,192.4			299.4
Corporate and Other	87.1	4,959.6			—

Total	$4,095.6	$35,441.5			$432.7

Column A	Column G	Column H	Column I	Column J	Column K
Year: Segment	Net investment income[2]	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Premiums written
2009
Individual Investments	$562.0	$640.9	$(1.4)	$181.4
Retirement Plans	679.0	432.5	44.5	415.1
Individual Protection	492.7	837.5	158.1	234.6
Corporate and Other	281.4	140.1	264.4	374.7

Total	$2,015.1	$2,051.0	$465.6	$1,205.8

2008
Individual Investments	$530.4	$757.6	$647.7	$200.3
Retirement Plans	650.8	435.9	40.6	412.6
Individual Protection	486.8	797.9	129.9	220.9
Corporate and Other	303.3	187.6	(126.6)	443.4

Total	$1,971.3	$2,179.0	$691.6	$1,277.2

2007
Individual Investments	$642.9	$677.8	$287.1	$204.2
Retirement Plans	655.2	443.3	27.4	422.9
Individual Protection	472.3	724.5	93.1	232.3
Corporate and Other	506.3	262.4	(25.5)	429.9

Total	$2,276.7	$2,108.0	$382.1	$1,289.3

[1]	Unearned premiums and other policy claims and benefits payable are included in Column C amounts.
[2]

Allocations of net investment income and certain operating expenses are based on numerous assumptions and estimates, and reported segment operating results would change if different methods were applied.

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule IV Reinsurance

As of December 31, 2009, 2008 and 2007 and for each of the years then ended (dollars in millions)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
2009
Life insurance in force	$219,918.2	$76,136.2	$8.2	$143,790.2	0.0%

Premiums:
Life insurance[1]	$569.0	$80.5	$0.3	$488.8	0.1%
Accident and health insurance	212.0	222.7	11.7	1.0	NM

Total	$781.0	$303.2	$12.0	$489.8	2.4%

2008
Life insurance in force	$220,439.5	$75,091.7	$12.3	$145,360.1	0.0%

Premiums:
Life insurance[1]	$500.3	$83.7	$1.1	$417.7	0.3%
Accident and health insurance	182.9	209.3	26.4	—	NM

Total	$683.2	$293.0	$27.5	$417.7	6.6%

2007
Life insurance in force	$213,683.5	$76,178.6	$14.0	$137,518.9	0.0%

Premiums:
Life insurance[1]	$523.3	$92.5	$1.9	$432.7	0.4%
Accident and health insurance	289.2	316.8	27.6	—	NM

Total	$812.5	$409.3	$29.5	$432.7	6.8%

[1]	Primarily represents premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment and universal life insurance products.

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

NATIONWIDE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Schedule V Valuation and Qualifying Accounts

Years ended December 31, 2009, 2008 and 2007 (in millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions[1]	Balance at end of period
2009
Valuation allowances - mortgage loans on real estate	$42.4	$84.8	$—	$49.8	$77.4

2008
Valuation allowances - mortgage loans on real estate	$24.8	$20.8	$—	$3.2	$42.4

2007
Valuation allowances - mortgage loans on real estate	$36.0	$1.1	$—	$12.3	$24.8

[1]	Amounts represent transfers to real estate owned, recoveries and sales to NMIC.

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE FINANCIAL SERVICES, INC.
(Registrant)

Date: March 1, 2010	By	/s/ Kirt A. Walker
Kirt A. Walker, President and Chief Operating Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kirt A. Walker	March 1, 2010	/s/ Timothy G. Frommeyer	March 1, 2010
Kirt A. Walker, President, Chief Operating Officer and Director	Date	Timothy G. Frommeyer, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date

/s/ Mark R. Thresher	March 1, 2010
Mark R. Thresher, Director	Date

Exhibit Index

Exhibit
3.1

Amended and Restated Certificate of Incorporation of Nationwide Financial Services, Inc. (previously filed as Exhibit 3.1 to Form 8-K, Commission File Number 1-12785, filed January 2, 2009 and incorporated herein by reference)

3.2

Amended and Restated Bylaws of Nationwide Financial Services, Inc. (previously filed as Exhibit 3.2 to Form 8-K, Commission File Number 1-12785, filed January 2, 2009 and incorporated herein by reference)

4.1

Form of Indenture relating to the Junior Subordinated Deferrable Interest Debentures due 2037 of Nationwide Financial Services, Inc. (previously filed as Exhibit 4.1 to Form S-1, Registration Number 333-18533, filed March 5, 1997, and incorporated herein by reference)

4.3

Senior Indenture dated November 1, 2001 relating to 6.25% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 333-18527, filed November 16, 2001, and incorporated herein by reference)

4.4

Form of First Supplemental Indenture relating to the 6.25% senior notes (previously filed as Exhibit 4.2 to Form 8-K, Commission File Number 333-18527, filed November 16, 2001, and incorporated herein by reference)

4.5

Second Supplemental Indenture relating to the 5.90% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 333-18527, filed June 24, 2002, and incorporated herein by reference)

4.6

Third Supplemental Indenture relating to the 5.625% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed February 13, 2003, and incorporated herein by reference)

4.7

Fourth Supplemental Indenture relating to the 5.10% senior notes (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed September 23, 2005, and incorporated herein by reference)

4.8

Junior Subordinated Debt Indenture dated as of May 18, 2007 between Nationwide Financial Services, Inc. and Wilmington Trust Company (previously filed as Exhibit 4.1 to Form 8-K, Commission File Number 1-12785, filed May 18, 2007, and incorporated herein by reference)

4.9

First Supplemental Indenture dated as of May 18, 2007 to the Junior Subordinated Debt Indenture between Nationwide Financial Services, Inc. and Wilmington Trust Company (previously filed as Exhibit 4.2 to Form 8-K, Commission File Number 1-12785, filed March 18, 2007, and incorporated herein by reference)

10.2	Tax Sharing Agreement dated as of January 1, 2008 between Nationwide Mutual Insurance Company and, any corporation that in the future becomes a subsidiary of Nationwide Mutual Insurance Company

10.4

Form of Amended and Restated Cost Sharing Agreement among parties named therein (previously filed as Exhibit 10.3 to Form 10-K, Commission File Number 1-12785, filed March 14, 2003, and incorporated herein by reference)

10.5

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

10.6

Form of Lease Agreement between Nationwide Mutual Insurance Company, Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.7 to Form S-1/A, Registration Number 333-18531, filed February 25, 1997, and incorporated herein by reference)

10.7*

General Description of Nationwide Performance Incentive Plan (previously filed as Exhibit 10.9 to Form 10-K, Commission File Number 333-18527, filed March 29, 2001, and incorporated herein by reference)

10.8*

Form of Amended and Restated Nationwide Office of Investments Incentive Plan dated as of October 7, 2003 (previously filed as Exhibit 10.13 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.9*

Nationwide Excess Benefit Plan effective as of January 1, 2000 (previously filed as Exhibit 10.14 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.10*

Nationwide Supplemental Retirement Plan As Amended and Restated effective January 1, 2005 (previously filed as Exhibit 10.1 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.11*	Nationwide Severance Pay Plan effective as of March 1, 2003 (previously filed as Exhibit 10.16 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.12*

Nationwide Supplemental Defined Contribution Plan effective as of January 1, 2005 (previously filed as Exhibit 10.17 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.13*

Nationwide Individual Deferred Compensation Plan, as Amended and Restated, effective as of January 1, 2005 (previously filed as Exhibit 10.18 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.14*

Nationwide Board of Directors Deferred Compensation Plan, as Amended and Restated, effective as of January 1, 2005 (previously filed as Exhibit 10.19 to Form 10-K, Commission File Number 1-12785, filed March 1, 2005, and incorporated herein by reference)

10.15*

Nationwide Long-Term Performance Plan, amended and restated effective as of January 1, 2009 (previously filed as Exhibit 10.1 to Form 8-K, Commission File Number 1-12785 filed on April 1, 2009, and incorporated herein by reference)

10.16

Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Financial Services, Inc. and Nationwide Cash Management Company (previously filed as Exhibit 10.21 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.17

Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Life Insurance Company and Nationwide Cash Management Company (previously filed as Exhibit 10.22 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.18

Investment Agency Cost Allocation Agreement dated October 30, 2002 between Nationwide Life and Annuity Insurance Company and Nationwide Cash Management Company (previously filed as Exhibit 10.23 to Form 10-K, Commission File Number 1-12785, filed March 11, 2004, and incorporated herein by reference)

10.19

Master Repurchase Agreement between Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, and Nationwide Mutual Insurance Company and certain of its Subsidiaries and affiliates (previously filed as Exhibit 10.20 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)

10.20

Stock Purchase and Sale Agreement between Nationwide Corporation and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.21 to Form 10-K, Commission File Number 1-12785, filed March 29, 2000, and incorporated herein by reference)

10.21

Stock Purchase and Sale Agreement between Nationwide Financial Services, Inc. and Nationwide Mutual Insurance Company (previously filed as Exhibit 10.22 to Form 10-K, Commission File Number 333-18527, filed March 29, 2000, and incorporated herein by reference)

10.22

Form of Employee Leasing Agreement, dated July 1, 2000, between Nationwide Mutual Insurance Company and Nationwide Financial Services, Inc. (previously filed as Exhibit 10.35 to Form 10-Q, Commission File Number 333-18527, filed May 11, 2001, and incorporated herein by reference)

10.23*

Nationwide Financial Services, Inc. Senior Executive Incentive Plan (previously filed as Exhibit 10.37 to Form 10-Q, Commission File Number 1-12785, filed August 10, 2001, and incorporated herein by reference)

10.23.1*

First Amendment to the Nationwide Financial Services, Inc. Senior Executive Incentive Plan (previously filed as Exhibit 10.6 to Form 10-Q, Commission File Number 1-12785, filed August 6, 2004, and incorporated herein by reference)

10.24

Fund Participation Agreement between Nationwide Financial Services, Inc., Nationwide Fund Advisors (formerly known as Gartmore Mutual Fund Capital Trust) and Nationwide Fund Distributors LLC (formerly known as Gartmore Distribution Services, Inc.) dated as of May 2, 2005 (previously filed as Exhibit 10.38 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

10.24.1

Amendment No. 2 dated December 10, 2008 to the Fund Participation Agreement dated May 2, 2005 between Nationwide Financial Services, Inc., Nationwide Fund Advisors (formerly known as Gartmore Mutual Fund Capital Trust), and Nationwide Fund Distributors LLC (formerly known as Gartmore Distribution Services, Inc.)

10.25

Fund Agreement between Nationwide Financial Services, Inc., Nationwide Fund Advisors (formerly known as Gartmore Mutual Fund Capital Trust), Nationwide Mutual Funds (formerly known as Gartmore Mutual Funds), and Nationwide Fund Distributors LLC (formerly known as Gartmore Distribution Services, Inc.) dated as of October 1, 2002 (previously filed as Exhibit 10.39 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

10.25.1

Amendment No. 3 dated December 10, 2008 to the Fund Participation Agreement dated October 1, 2002 between Nationwide Financial Services, Inc., Nationwide Fund Advisors (formerly known as Gartmore Mutual Fund Capital Trust), Nationwide Mutual Funds (formerly known as Gartmore Mutual Funds), and Nationwide Fund Distributors LLC (formerly known as Gartmore Distribution Services, Inc.)

10.26

Letter of Agreement between Nationwide Financial Services, Inc. and Nationwide Fund Advisors (formerly known as Gartmore Mutual Fund Capital Trust) dated as of December 21, 2005 (previously filed as Exhibit 10.40 to Form 10-K, Commission File Number 1-12785, filed March 1, 2006, and incorporated herein by reference)

10.27

Form of Surplus Note, dated December 19, 2001, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company (previously filed as Exhibit 10.32 to Form 10-K, Commission File Number 2-64559, filed March 24, 2003, and incorporated herein by reference)

10.28

Form of Surplus Note, dated June 26, 2002, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company (previously filed as Exhibit 10.33 to Form 10-K, Commission File Number 2-64559, filed March 24, 2003, and incorporated herein by reference)

10.29*

Employment letter agreement between Nationwide Financial Services, Inc. and John Carter dated October 27, 2005 (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2005, and incorporated herein by reference)

10.30*	Summary of terms of employment of Timothy G. Frommeyer (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2005, and incorporated herein by reference)

10.31

Form of Surplus Note, dated December 23, 2003, between Nationwide Financial Services, Inc. and Nationwide Life Insurance Company (previously filed as Exhibit 10.34 to Form 10-K, Commission File Number 2-64559, filed March 11, 2004, and incorporated herein by reference)

10.32	Form of Software License Agreement (previously filed as Exhibit 10.4 to Form 10-Q, Commission File Number 1-12785, filed August 4, 2005, and incorporated herein by reference)

10.33*

Form of NVA Target Award Opportunity and Stock Option Award for Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed May 5, 2006, and incorporated herein by reference)

10.34*

Form of NVA Target Award Opportunity for Third Amended and Restated Nationwide Financial Services, Inc. 1996 Long-Term Equity Compensation Plan (previously filed as Exhibit 10.3 to Form 10-Q, Commission File Number 1-12785, filed May 5, 2006, and incorporated herein by reference)

10.35

Agreement and Plan of Merger between Nationwide Federal Credit Union, Nationwide Bank and Nationwide Financial Services, Inc., dated June 16, 2006 (previously filed as Exhibit 10.1 to Form 10-Q, Commission File Number 1-12785, filed August 3, 2006, and incorporated herein by reference)

10.36*	Offer Letter for Anne L. Arvia, dated June 30, 2006 (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed August 3, 2006, and incorporated herein by reference)

10.37

Guarantee Agreement between Nationwide Financial Services, Inc. and Wachovia Bank, National Association, dated June 29, 2006 (previously filed as Exhibit 10.3 to Form 10-Q, Commission File Number 1-12785, filed August 3, 2006, and incorporated herein by reference)

10.38*	Offer Letter for James Lyski, dated August 30, 3006 (previously filed as Exhibit 10.2 to Form 10-Q, Commission File Number 1-12785, filed November 3, 2006, and incorporated herein by reference)

10.39

Share Purchase Agreement between Nationwide Financial Services, Inc. and Nationwide Corporation, dated November 27, 2006 (previously filed as Exhibit 10.55 to Form 10-K, Commission File Number 1-12785, filed March 1, 2007, and incorporated herein by reference)

10.40

Guaranty Agreement between Nationwide Financial Services, Inc. and The Charles Schwab Corporation, dated December 22, 2006 (previously filed as Exhibit 10.56 to Form 10-K, Commission File Number 1-12785, filed March 1, 2007, and incorporated herein by reference)

10.41

Purchase Agreement between Nationwide Financial Services, Inc. and Nationwide Corporation, dated February 2, 2007 (previously filed as Exhibit 10.1 to Form 8-K, Commission File Number 1-12785, filed February 6, 2007, and incorporated herein by reference)

10.42*	Form of Executive Severance Agreement

10.43*	Offer Letter for J. Lynn Greenstein dated November 16, 2009

10.48*	Executive Severance Agreement, dated May 1, 2009, between Nationwide Mutual Insurance Company and Stephen S. Rasmussen

10.50*

First Amendment to the Nationwide Individual Deferred Compensation Plan, as amended and restated, effective as of January 1, 2005 (previously filed as Exhibit 10.58 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008)

10.51*

Second Amendment to the Nationwide Individual Deferred Compensation Plan, as amended and restated, effective as of January 1, 2005 (previously filed as Exhibit 10.59 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008)

10.52*

Third Amendment to the Nationwide Individual Deferred Compensation Plan, as amended and restated (now known as the Nationwide Officer Deferred Compensation Plan), effective as of January 1, 2005 (previously filed as Exhibit 10.60 to Form 10-K, Commission File Number 1-12785, filed February 29, 2008)

10.53*

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

21	Subsidiaries of the Registrant

31.1	Certification of Kirt A. Walker pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy G. Frommeyer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Kirt A. Walker pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing)

32.2

Certification of Timothy G. Frommeyer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit is intended to be furnished in accordance with Regulation S-K, Item 601(b)(32)(ii) and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any document filed under the Securities Act of 1933, except as shall be expressly set forth by specific reference to such filing)

*	Management Compensatory Plan

All other exhibits referenced by Item 601 of Regulation S-K are not required under the related instructions or are inapplicable and therefore have been omitted.